Form 10-Q/A
period 1995-03-31
CITIZENS INC
filed 1995-06-20
CIK 24090

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q
                         AMENDMENT NO. 1

[X]Quarterly  Report  Pursuant to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934

For the period ended     March 31, 1995

                               or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the transition period from             to

Commission File Number:   0-16509


                         CITIZENS, INC.
     (Exact name of registrant as specified in its charter)

            Colorado                           84-0755371
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)           Identification No.)

400 East Anderson Lane, Austin, Texas            78752
(Address of principal executive offices)       (Zip Code)

                         (512) 837-7100
      (Registrant's telephone number, including area code)

         7801 North Interstate 35, Austin, Texas  78753
 (Former name, former address and former fiscal year, if changed since last report.)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 [X] Yes   [    ]
No

      As  of March 31, 1995, Registrant had 16,980,340 shares  of
Class A common stock, No Par Value, outstanding.
                 CITIZENS, INC. AND SUBSIDIARIES

                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1. Financial Statements

                Balance   sheets,   March   31,   1995
               (Unaudited)                                3
                 and December 31, 1994

                Statements of Operations, Three-Months
                 Ended March 31, 1995
                 and 1994 (Unaudited)                     5

                Statements of Cash Flows, Three-Months
                 Ended March 31, 1995
                 and 1994 (Unaudited)                     6

                Notes to Financial Statements             8

        Item 2. Management's Discussion and Analysis
                 of Financial Conditions and Results
                 of Operations                            10

Part    Other Information                                 17
II.

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              March 31, 1995 and December 31, 1994


                                       (Unaudited)
                                        March 31,      December
                                          1995            31,
                                                         1994
Assets

Investments:

Fixed maturities held for investment,
at
    amortized cost (market            $18,407,225        $18,415,026
     $15,593,494
    in 1995 and $14,846,900 in
     1994)
Fixed maturities available for sale,
at lower
    of cost or market (cost            57,856,473      56,573,764
     $60,373,145 in
    1995 and $61,049,170 in 1994
Equity securities, at market (cost
$23,329 in 1995 and 1994)                   1,891           1,892
Mortgage loans on real estate (net of
reserve                                 2,566,544       2,623,531
    of $145,080 in 1995 and 1994)
Policy loans                           15,683,910      15,220,005
Guaranteed student loans (net of
reserve of $10,000 in 1995 and 1994)      279,295         240,243
Other long-term investments               804,960         754,189
Short-term investments                          0               0
Total investments                      95,600,298      93,828,650

Cash                                    3,952,743       4,259,887
Prepaid reinsurance                     1,737,919               0
Reinsurance recoverable                 1,711,922       1,680,287
Other receivables                       1,430,454       1,592,607
Accrued investment income               1,275,212       1,569,945
Deferred policy acquisition costs      35,190,936      34,537,464
Deferred Federal income taxes             889,305       1,521,296
Cost of insurance acquired              2,225,877       2,271,866
Excess of cost over net assets          3,298,354       3,344,844
acquired
Property, plant and equipment           4,591,998       4,694,022
Other assets                              572,342         496,736

Total assets                         $152,477,360    $149,797,604

                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              March 31, 1995 and December 31, 1994


                                       (Unaudited)
                                        March 31,      December
                                          1995            31,
                                                         1994
Liabilities and Stockholders' Equity

Liabilities:

Future policy benefit reserves         $104,153,479    $101,754,835
Dividend accumulations                    2,892,800       2,899,573
Premium deposits                          1,612,280       1,648,697
Policy claims payable                     2,425,107       2,149,631
Other policyholders' funds                1,659,480       1,611,908

Total policy liabilities                112,743,146     110,064,644

Other liabilities                         1,560,539       1,671,892
Commissions payable                         619,091         916,886
Notes payable                               694,672         712,373
Federal income tax payable                        0       1,066,004
Amounts held on deposit                     237,127         310,432
Total liabilities                       115,854,575     114,742,231

Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 19,178,515 shares
issued in 1995 and 1994, including
shares in treasury of 2,198,175 in       21,457,303      21,457,303
1995 and 1994
Class B, no par value, 1,000,000
shares authorized, 621,049 shares           283,262         283,262
issued and outstanding in 1995 and 1994
Unrealized loss on investments           (1,676,064)     (2,970,597)
Retained earnings                        18,739,575      18,466,696
                                         38,804,076      37,236,664
Treasury stock, at cost                  (2,181,291)     (2,181,291)
 Total stockholders' equity              36,622,785      35,055,373

Commitments and contingencies

Total liabilities and stockholders'       $152,477,360       $149,797,604
equity

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
           Three-Months Ended March 31, 1995 and 1994

                           (Unaudited)

                                         Three-months ended March
                                                  31,

                                          1995           1994
Revenues:
Premiums                                   $9,273,129  $8,442,489
Annuity    and    Universal     Life           85,072      21,178
considerations
Net investment income                       1,503,937   1,300,217
                                           10,862,138   9,763,884

Other income and expenses:
Other income                                   19,762      28,166
Realized    gains    (losses)     on          (31,017)    487,350
investments
Interest expense                              (17,152)    (16,426)
                                              (28,407)    499,090
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit           2,398,644   1,552,563
reserves
Policyholders' dividends                      455,565     438,660
Claims and surrenders                       4,314,556   4,362,646
Annuity expenses                               82,950     203,878
                                            7,251,715   6,557,747
Commissions                                 2,464,168   2,092,044
Underwriting, acquisition and               1,342,986   1,067,623
insurance expenses
Capitalization of deferred policy          (2,543,469) (1,582,616)
acquisition costs
Amortization of deferred policy             1,889,997     957,782
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net           92,479      98,346
assets acquired
                                           10,497,876   9,190,926

Income before federal income tax             $335,855   1,072,048
Federal income tax:
Federal income tax expense                     62,972     153,287
Net Income                                   $272,883    $918,761

Per Share Amounts:
Net income per share of common stock            $0.02       $0.06


                 CITIZENS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three-Months Ended March 31, 1995 and 1994

                           (Unaudited)

                                         Three-months ended March
                                                  31,

                                          1995           1994
Cash flows from operating
activities:
Net gain                                  $272,883     $918,761
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                  294,733       10,726
Deferred policy acquisition costs         (653,472)    (624,834)
Amortization of cost of insurance acquired
 and excess cost over                       92,479       98,346
 net assets acquired
Prepaid reinsurance                     (1,737,919)  (1,525,901)
Reinsurance recoverable                    (31,635)    (466,014)
Other receivables                          162,153     (229,512)
Property, plant and equipment              102,024     (308,359)
Future policy benefit reserves           2,398,644    1,552,563
Other policy liabilities                   279,858    1,549,237
Commissions payable and other             (595,590)    (472,402)
liabilities
Amounts paid out as trustee                (73,305)     (54,773)
Federal income tax payable              (1,066,004)   (636,713)
Other, net                              (1,275,915)   (798,109)
Net cash provided (used) by operating
activities                              (1,831,066)   (986,984)

Cash flows from investing
activities:
Maturity of fixed maturities             3,899,533      83,092
Sale of fixed maturities available for   7,444,040   9,883,787
sale
Purchase of fixed maturities available  (9,305,209)(25,320,090)
for sale
Principal payments on mortgage loans        56,987     434,513
Net change in guaranteed student loans     (39,052)    (83,392)
Purchase of other long-term                (50,771)     (2,531)
investments
Increase in policy loans (net)            (463,905)   (142,600)

          Net cash used by
            investing activities         1,541,623 (15,147,221)



                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three-Months Ended March 31, 1995 and 1994

                           (Unaudited)

                                         Three-months ended March
                                                  31,

                                          1995           1994
Cash     flows    from     financing
activities:
Repayment of note payable                  (17,701)        (68,164)
Net cash used by financing activities      (17,701)        (68,164)

Net decrease in cash and short-
    term investments                      (307,144)    (16,202,369)
Cash and short term investments at
beginning                                4,259,887      18,754,060
    of period
Cash and short term investments at end  $3,952,743      $2,551,691
of period

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1995

                           (Unaudited)

(1)  Financial Statements

     The balance sheet for March 31, 1995, the statements of operations for the three-month periods ended March 31, 1995 and 1994, and the statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1995, and for comparative periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

(2)  Proposed Acquisition and Merger

       On December 9, 1994, Citizens announced that it had signed definitive written agreements for the acquisition of (i) American Liberty Financial Corporation, a Baton Rouge, Louisiana based life insurance holding company and (ii) Insurance Investors & Holding Co., a Peoria, Illinois based life insurance holding company.

       The American Liberty agreement provides that following the acquisition by Citizens, American Liberty shareholders will receive 1.10 shares of Citizens' Class A Common Stock for each share of American Liberty Common Stock owned and
       2.926 shares of Citizens' Class A Common Stock for each one share of American Liberty Preferred Stock owned. Citizens expects to issue approximately 2.3 million Class A shares in connection with the transaction, which will be accounted for as a purchase. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on the Citizens' system. The agreement is subject to approval by American Liberty's shareholders and regulatory authorities and may be terminated by either party if the transaction is not effected by August 9, 1995.

       The Insurance Investors agreement provides that following the acquisition by Citizens, Investors' shareholders will receive one share of Citizens' Class A Common Stock for each eight shares of Investors Common Stock owned. Additionally, Citizens will acquire all shares of Central Investors Life Insurance Company, a subsidiary of Insurance Investors & Holding, not wholly-owned by Insurance Investors, based upon an exchange ratio of one share of Citizens' Class A common stock for each four shares of Central Investors owned. The transaction will involve issuance of approximately 170,000 of Citizens' Class A shares and will also be accounted for as a purchase. The agreement is subject to approval by Investors' shareholders. The Illinois Department of Insurance approved the transaction on March 10, 1995.

       Management's estimate of the impact of applying purchase accounting, as if the two acquisitions had occurred as of January 1, 1995, is presented below. The unaudited pro forma financial information is not necessarily indicative either of the results of operations that would have occurred had the acquisition been consummated at the beginning of 1995 or of future results of operations of the consolidated entities.
     Pro-Forma Condensed Consolidated Financial Information
                     (Amounts in thousands)

              Pro-Forma Consolidated Balance Sheet
                         March 31, 1995
                           (Unaudited)

                 Historic                      Purchase
                    al     Historic   Histori  Adjustmen
     Assets      Citizens     al      cal       ts and        Pro-forma
                  Inc and  ALFC and   Insuran  Eliminati      Consolida
                 Subsidia  Subsidia   ce          ons            ted
                   ries      ries     Investo
                                      rs

Long term          $95,600   $14,519   $2,193    $(1,060) a    $111,252
Investments
Short Term Investments   0     1,021        0          0          1,021

     Total          95,600    15,540    2,193     (1,060)       112,273
  Investments

Cash                 3,953       607      132                     4,692
Other                1,430       683        0                     2,113
receivables
Accrued
investment           1,275       295       33                     1,603
  income
Deferred policy
     acquisition    35,191     6,840       49     (6,889) b      35,191
costs
Cost          of
Insurance            2,226         0        0      5,584  b       7,810
  acquired
Excess  of  cost
over net             3,298         0        0      11,081 c      14,379
 assets acquired
Deferred taxes         889     1,752        0       (904) e       1,737
Other assets         8,616       757        2           0         9,375

  Total Assets    $152,478   $26,474   $2,409      $7,812      $189,173


 Pro-Forma Consolidated Balance Sheet (continued)
                         March 31, 1995
                           (Unaudited)

                 Historic                     Purchase
Liabilities and     al     Historic  Histori  Adjustmen
 Stockholders'   Citizens     al     cal       ts and        Pro-forma
    Equity       Inc and   ALFC and  Insuran  Eliminati      Consolida
                 Subsidia  Subsidia  ce          ons            ted
                   ries      ries    Investo
                                     rs

Future   policy
benefit          $104,153    $14,084     $717       $559 d     $119,513
  reserves
Other
policyholder        8,590      1,806      363                    10,759
  liabilities
Other               2,417        339       33                     2,789
liabilities
Notes payable         695          0      296                       991
Deferred    tax         0      1,831        0    (1,831) f            0
liability
Minority                0         16       93      (109) f            0
interest

     Total        115,855     18,076    1,502    (1,381)        134,052
  liabilities

Class  A common    21,457        256      819     17,423 f       39,955
stock
Class  B common       283          0       47       (47) f          283
stock
Preferred stock         0        262        0      (262) f            0

Additional Paid-
in                      0      6,024      576    (6,600) f            0
  capital
Unrealized loss
on                 (1,676)         0     (18)         18 f      (1,676)
  investments
Retained           18,740      1,856    (508)    (1,348) f       18,740
earnings
                   38,804      8,398      916      9,184         57,302
Treasury stock    (2,181)          0      (9)          9        (2,181)
     Total
 stockholders'     36,623      8,398      907      9,193         55,121
    equity

     Total
liabilities and  $152,478    $26,474   $2,409     $7,812       $189,173
 stockholders'
    equity


         Pro-Forma Consolidated Statement of Operations
               For the Quarter Ended March 31 1995
                           (Unaudited)

                 Historica                      Purchase
                     l     Historica  Histori  Adjustment
                 Citizens      l      cal        s and       Pro-forma
                  Inc and   ALFC and  Insuran  Eliminatio    Consolidat
                 Subsidiar Subsidiar  ce           ns            ed
                    ies       ies     Investo
                                      rs
Revenues:

Premiums            $9,358     $1,867      $14                  $11,239
Net   investment     1,487        285       23                    1,795
income
Other                 (11)         71        0         0             60
 Total revenues     10,834      2,223       37         0         13,094

Benefits     and
Expenses

Policy benefits      7,252        712       32                    7,996
Commissions          2,464          0        0                    2,464
Capitalization     (2,543)          0        0         0  b     (2,543)
of DAC
 Amortization  of   1,890         370        3      (368)  b      1,895
DAC
Amortization  of
cost                    92          0        0       279  b         371
   of  insurance
acquired
Amortization  of
excess
   of  cost over         0          0        0       501  c         501
net assets acquired
Other expenses       1,343        763       34         0          2,140
 Total benefits
      and           10,498      1,845       69       412         12,824
    expenses

Income    before      $336       $378     $(32)    $(412)           $270
taxes

Net  income  per                                                  $0.01
share                                                               (g)

   Explanation of pro-forma adjustments:

         (a) Adjustment necessary to record acquired fixed maturities at market value.

         (b)   Reverse  ALFC and II policy acquisition  costs  at
 March 31, 1995 and cost  of  insurance acquired.   Cost  of  insurance
 acquired represents the estimated present  value  of future profits in the acquired business This amount was calculated as the difference between ALFC's and II's historical future policy benefit reserves and the estimated gross premium reserve at March 31, 1995. The gross premium reserve was estimated assuming a level interest yield of 7%. Life mortality was based on
 appropriate multiples of the 1965-70 Select and Ultimate and the Ultimate Intercompany Table and withdrawals based on Linton B and BB tables as deemed appropriate based on individual life plan experience. Accident and
 health  morbidity  was   based   on  multiples of 1974 Cancer tables,
 Stroke/Heart  Attack  Indemnity  Table,  1985  NAIC
 Cancer Tables and published claim costs and withdrawals based on Linton  C
 and CC Tables as deemed appropriate  based  on  individual   health   plan
 experience. Cost of acquired is being amortized in proportion to the profit over the lives of the respective policies.

      (c) Excess of cost over net assets acquired was calculated as follows: (in thousands)

                                   ALFC     II
               Acquisition   of
               common             $17,575    929
                 stock
               Estimated   fair
               value of net        (6,483)   (940)
               assets acquired
               Excess of cost
               (purchase
               price) over        $11,092    (11)
                net  assets
               acquired

           The excess of cost over net assets acquired is being amortized over a 20-year period.

      (d)   Revaluation  of  policy benefit reserves  to  reflect
 Company reserve assumption with regard to interest rates, lapse rates and surrenders.

      (e) Establish deferred taxes for basis differences between book and tax value of assets and liabilities at March 31, 1995.

      (f) Eliminate ALFC and II capital, minority interest, and retained earnings and record the cost of net assets acquired as increased capital of the Company due to the issuance of additional Class A common shares.

     (g) Calculated using estimated common shares outstanding of 19,433,080.


                             ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATIONS


Three-months ended March 31, 1995 and 1994

Net income for the three-months ended March 31, 1995 was $272,833
compared  to  $918,761  for the same period  in  1994.   Revenues
increased to $10,862,138, an increase of 11.2% over the first three months of 1994 when revenues were $9,763,884. The primary reasons for the lower earnings in 1995 were reduced levels of capital gains and higher reserve increases due to improved
persistency  on  older  blocks  of  business.   Operating  income
(income before capital gains and federal income taxes) was $366,872 for the first quarter of 1995, compared to $582,698 for the same period in 1994.

Premium income for the first three months of 1995 was $9,273,129 compared to $8,442,489 for the same period in 1994. This 9.8 percent increase is the result of the continuing volume of new business being written by the Company. During 1994, approximately $11.8 million of new premium was written and during 1995, management expects this production to reach $12.5 million. Management believes that the increases in premium income experienced over the past sixty months will continue as the result of the positive reception of the Ultra Expansion policies by the Company's agents and the policyholders.

Net investment income increased 15.7% in the first three months of 1995 compared to the same period in 1994. Net investment income for the three months ended March 31, 1995 was $1,503,937 compared to $1,300,217 in 1994. This increase reflects the earnings on the growth in the Company's asset base that is occurring, as well as the higher yields that have been available in the bond market during the past year. Overall investment return has been hampered because the growth in the Company's asset base has occurred during a period of relatively low investment returns.

Future policy benefit reserves increased by $2,398,644 in 1995, compared to $1,552,563 in the first quarter of 1994. Improved persistency on the Company's oldest blocks of business as well as the size of the new business writings in recent years contributed to the increase in 1995.

Claims and surrenders expense decreased slightly from $4,362,646 at March 31, 1994 to $4,314,556 for the same period in 1995. Death claims decreased from $1,076,957 in 1994 to $852,512 in 1995. The decrease is primarily attributable to lower levels of claims on the block of Servicemen's Group Life Insurance business that the Company participates in; however, Management is pleased with the lack of increase in this area since the Company's block of business has grown dramatically in recent years without corresponding increases in claims. Surrender expense increased from $2,214,100 to $2,294,804. Management constantly monitors this activity to insure that the Company's persistency is holding at levels equal to or above assumptions. Thus far, the Company's persistency has exceeded the assumed levels.

Commission expense increased to $2,464,168 from $2,092,044. This increase relates to the higher level of new business written as well as the larger block of premium income. Deferred policy acquisition costs capitalized in 1995 were $2,543,469 compared to $1,582,616 in the prior year. The increase is related to the increases in. Amortization of these costs was $957,782 for the first quarter of 1994 compared to $1,889,997 for 1995. The increase in amortization relates to the larger block of capitalized costs being written off.

Underwriting, acquisition and insurance expenses increased 25.8% for the first quarter of 1995 compared to the same period in
1994,  reaching  $1,342,986  from $1,067,623.   The  increase  is
primarily attributable to the absorption of the marketing management function previously performed by Savoy, part of which is offset by a reduced level of commission expense on first year business, as well as costs associated with expanding the Company's management group.

Realized gains on investments for the first three months of 1994 were $487,350, compared to losses of $31,017 in the current year. The large gains realized in the first quarter of 1994 occurred because management felt that yields on the long Treasury bonds were going into an interim period of growth. As a result, Management decided to liquidate a portion of the Company's long-term Treasury holdings in an attempt to reinvest at higher rates, as well as to convert a portion of the interest earnings on such instruments to immediate cash in the form of capital gains which could be reinvested along with the principal to further enhance return. During the first quarter of 1995, Management opted to maintain the level of return available rather than to effect capital gains that became available as the yield on long term bonds fell more than 1/2%.

Liquidity and Capital Resources

Stockholders' equity increased 4.5% during 1995 to $36,622,785 from $35,055,373 at December 31, 1994. The earnings achieved in 1995, as well as an improvement in the market value of the Company's available for sale fixed maturity portfolio contributed to the increase.

On October 27, 1994, Citizens completed the offering of 916,375 shares of its Class A Common Stock under an exemption from registration under the Securities Act of 1933. The offering was made under Regulation S, which provides that shares which are offered outside of the United States to non-United Stated persons pursuant to certain specific guidelines may be resold in the United States by persons who are not an issuer, underwriter or dealer following a certain period after the close of the offering period. The offering price was $7.00 per share. The closing market  price  of the Class A common shares on the  date  of  the offering  commencement was $7.75 per share (as  reported  by  the
American Stock Exchange. The Company had succeeded in placing 916,375 shares, generating gross proceeds of more than $6.4 million, and net proceeds of approximately $5.4 million. Management was pleased with the amount of capital generated through the offering; however, it believes that the offering period was too short in light of the manner in which business is typically transacted overseas. Because of the success of the offering in the limited time period, Management is initiating a second such offering to commence on May 1, 1995.

The new offering, which comprises up to 3,500,000 Class A shares, will run over a period of 30 months, ending October 31, 1997, or when 3,500,000 shares have been purchased. The initial offering price is $7.50 per share, with the shares being offered in units of 50 shares each. Each overseas policyowner of Citizens Insurance Company of America is being offered the opportunity to purchase up to 100 units. The price of the shares escalates every six months during the offering period, reaching $8.50 per share during the final period..

Invested assets grew to $95,600,298 at March 31, 1995 from $93,828,650 at December 31, 1994, an increase of 1.9%. At March 31, 1995 and December 31, 1994, fixed maturities have been categorized into two classifications: Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available for sale which are valued at market. The Company does not have a plan to make material dispositions of fixed maturities during 1995; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out additional sales during 1995. Fixed maturities held to maturity, amounting to $18,407,225 at March 31, 1995 and $18,415,026 at December 31, 1994 consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

The Company's mortgage loan portfolio, which constitutes 2.7% of invested assets at March 31, 1995, has historically been composed of small residential loans in Texas. The 1992 acquisition of FCC added a block of mortgages to the portfolio. During 1994, in conjunction with the sale of certain parcels of real estate owned by the Company approximately $340,000 in new mortgage loans were made. At December 31, 1994, approximately 38.9% of the Company's mortgage portfolio (1 % of invested assets) consisted of commercial mortgages with an average balance of $66,381. The remaining residential mortgages have an average balance of $27,839. At March 31, 1995, two mortgage loans were in default; one to an affiliate of the Company, Continental Investors Life Insurance Company, in the amount of $112,794, and another in the principal amount of $30,665. Management believes that in the event of foreclosure there is more than adequate collateralization on both loans, to avoid exposure to loss. Management has established a reserve of $145,080 (approximately 5% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio.

Policy loans comprise 16.4% of invested assets at March 31, 1995 compared to 16.2% at December 31, 1994. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depositories, Texas Commerce Bank Austin, Texas and Frost Bank, N.A., Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at December 31, 1994 and March 31, 1995. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. Management does not believe the Company is at risk for such a loss. During 1995, the Company has utilized short-term Treasury Bills as a cash management tool to minimize excess cash balances and enhance return.

Investments in real estate comprise a very small portion  of  the
Company's invested assets (0.8%). The properties owned by the Company were predominantly acquired in the acquisition of HERMAR's assets and consist of small tracts used for light retail or light industrial purposes. No single tract accounts for as much as 0.5% of the Company's invested assets and virtually all are revenue-producing holdings. The Company has not established loss reserves on real estate because management believes the Company has no significant exposure to loss on its holdings. During 1994, the bulk of the real estate acquired from HERMAR was sold to the parties leasing the properties. As part of the transaction, CICA provided mortgage financing on the transactions totaling approximately $340,000; however, down payments of 15-20% were made in each case.

One parcel of real estate acquired from HERMAR and still owned at March 31, 1995, was the site of a previous underground fuel line leak. HERMAR, having previously initiated action to abate the leak, had contracted with an environmental consulting firm to supervise and coordinate the remediation of any contamination at the site. Following the acquisition of HERMAR's assets, the Company continued the remediation efforts. During 1994, all remediation efforts at the site were discontinued with the permission of the Texas Natural Resource Conservation Commission (TNRCC). Management believes it probable that any remaining costs of remediation will be paid by the TNRCC through a reimbursement program administered by that agency for such sites. In the event the TNRCC limits the amount of such reimbursement due to a charge being "unreasonable," the Company's contracts with its environmental consultants provide for a like reduction in amounts due said contractor. Additionally, these contracts require the consultants to bear the financial burden of any expenditures for remediation until such items are reimbursed by the TNRCC. There is no pending or threatened legal action by state agencies, area governments or citizenry relating to the leak; therefore, the Company has not established reserves for the leak. In the event the TNRCC program may not cover the remediation costs, appropriate reserves will be established.

In February 1992, the Company paid cash for an 80,000 square foot office building in Austin, Texas to serve as its primary office. This building will, in the opinion of management, provide adequate space for the Company's operations for many years. Renovation and remodeling of the property began in the third quarter of 1992 and the Company relocated to the building in September, 1993. The Company occupies approximately 27,000 square feet of space in the building. The Company's former office property, consisting of approximately 13,000 square feet in Austin, with a carrying value of $158,000, was listed for sale during 1994 for $1.5 million. In February, 1995, a lease-purchase agreement was reached with a third party on the former office property. The lease, a three year agreement on a triple-net basis, provides that the party can purchase the building during the first 18 months of the lease for $850,000 cash, with no lease payments applying to the purchase price.

CICA owned 2,075,685 shares of Citizens Class A common stock at March 31, 1995 and December 31, 1994. For statutory accounting purposes, CICA received written approval from the Colorado Insurance Department to carry its investment in Citizens at 50% of the fair market value limited to 8% of admitted assets, ($8,951,000 at March 31, 1995) which differs from prescribed statutory accounting practices. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of the Parent by CICA, limited to 2% of admitted assets. As of December 31, 1994, that permitted transaction increased statutory surplus by $4,711,023 over what it would have been had prescribed accounting practice been followed. In the Citizens' consolidated financial statements, this stock is shown as treasury stock.

CICA had outstanding at December 31, 1994 and March 31, 1995, a $600,000 surplus debenture payable to Citizens. For statutory accounting purposes, this debenture is a component of surplus, while for GAAP it is eliminated in consolidation. Citizens has recognized a liability for its related obligation to a bank in a like amount.

The National Association of Insurance Commissioners ("NAIC") established new minimum capital requirements in the form of Risk Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by insurance regulators begins. At December 31, 1994 and 1993, CICA's ratios were 560.6% and 421.5%, respectively, well above minimum levels.

Financial Accounting Standards

In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax asset and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted Statement 109 in 1993 and applied the provisions of Statement 109 retroactively to January 1, 1991

In December 1990, the FASB issued Statement 106, "Employers' Accounting for Post Retirement Benefits Other than Pensions."
Statement 106 establishes accounting standards for employers' accounting for, primarily, post retirement health care benefits. The statement was effective for fiscal years beginning after December 15, 1992. Since the Company currently pays no such benefits, implementation had no impact on the results of operations of the Company.

In December 1992, the FASB issued Statement 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" (Statement 113). Statement 113 eliminated the net reporting of reinsurance amounts in the balance sheet previously required by Statement 60 "Accounting by Insurance Enterprises." Statement 113 also provides accounting guidance for ceding enterprises as well as disclosure requirements and guidance on assessing transfer of risk in reinsurance contracts. Furthermore, it precludes immediate recognition of gains related to reinsurance contracts unless the ceding enterprises liability to its policyholders is extinguished.

The  Company adopted Statement 113 in the first quarter of  1993.
There was no impact on the consolidated financial statements due to implementation of the risk transfer provisions.

In May 1993, the FASB issued Statement 114 "Accounting by Creditors for Impairment of a Loan" ("Statement 114"). Statement 114 requires impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement 114 is effective for years beginning after December 15, 1994. The Company does not expect Statement 114 to have a material impact on its financial statements.

Also in 1993, the FASB issued Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). Statement 115 requires the classification of debt and equity securities as held to maturity, trading or available for sale based on established criteria. Trading securities are bought and held principally for the purpose of selling them in the near term. The Company had no investment securities classified as trading at January 1, 1994 or December 31, 1994. Held-to-maturity securities are those in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities. Unrealized holding gains or losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of stockholders' equity. The unrealized holding gains or losses included in the separate component of equity for securities transferred from available-for-sale to held-to-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Investment securities at December 31, 1993 were primarily designated and classified as being available-for-sale. The Company adopted Statement 115 at January 1, 1994. The impact on the consolidated stockholders' equity due to the implementation was $690,388 relating to the unrealized gains on the available-for-sale portfolio, net of deferred tax.


                   PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

       None.

Item 2 Changes in Securities

       None,  other than disclosed in the Notes to the  Financial
       Statements  or  Management's Discussion  and  Analysis  of
       Financial Condition and Results of Operations.

Item 3.   Defaults upon Senior Securities

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

       None.

Item 5.   Other Information

       The Annual meeting of stockholders will be held on Tuesday, June 6, 1995, at 10:00 a.m. at the Company's executive offices. The record date for the meeting was April 18, 1995.

       Mr. John Boswell resigned from the Company's Board of Directors. Mr. Boswell, a director since 1989, felt family business commitments limited the amount of time he had available to devote to the affairs of the Company.

Item 6.   Exhibits and Reports on Form 8-K

          None.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CITIZENS, INC.



                                By:            /s/ Mark A. Oliver
                                   Mark A. Oliver, FLMI
                                   Vice President
                                   Secretary / Treasurer
                                   Chief Financial Officer

Date:  May 15, 1995