Form 10-K/A
period 1994-12-31
CITIZENS INC
filed 1995-07-03
CIK 24090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                           FORM 10-K / AMENDMENT NO. 1


/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED        DECEMBER 31, 1994
                                 -----------------
                                        OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

                         Commission file number 0-16509

                                 CITIZENS, INC.
             (Exact name of registrant as specified in its charter)

                 Colorado                                84-0755371
         (State of incorporation)              (IRS Employer Identification No.)

  400 East Anderson Lane, Austin, Texas                    78752
(Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number, including area code 512/837-7100

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class               Name of each exchange on which registered
   Class A Common Stock                        American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. Yes  X   No    .
                                      ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K (   ).
           ---

As of March 15 , 1995, aggregate market value of the Class A voting stock held by non-affiliates of the Registrant was approximately $82,864,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates certain portions of the definitive proxy material of the Registrant in respect of its 1995 Annual Meeting of Shareholders.

        Number of shares of common stock outstanding as of March 15, 1995
                       Class A:         16,980,340
                       Class B:            621,049


                    This report contains a total of 79 pages.
                   The index to exhibits is found on page 78.

                                     PART I

ITEM 1.       BUSINESS

       (A)    GENERAL DEVELOPMENT OF BUSINESS

              Citizens, Inc. ("Citizens") operates primarily as an insurance holding company. It was incorporated in 1977 as Continental Investors Life, Inc. Citizens is the parent holding company that directly or indirectly owns 100% of Citizens Insurance Company of America ("CICA"), Computing Technology, Inc. ("CTI"), and Insurance Investors, Inc. ("III"). Collectively, Citizens and its subsidiaries are referred to herein as "the Company." Pertinent information relating to Citizens' subsidiary companies is set forth below:

                                          YEAR                  STATE OF                    BUSINESS
                  SUBSIDIARY          INCORPORATED           INCORPORATION                  ACTIVITY
                  ----------          ------------           -------------                  --------
                    CICA                  1968                 Colorado            Life insurance
                    CTI                   1986                 Colorado            Data processing
                    III                   1965                 Texas               Aircraft transportation

              During 1987, Citizens Insurance Company of America (Texas), a Texas corporation, acquired 47.93% of the outstanding stock of Continental Investors Life, Inc. which subsequently changed its name to Citizens. On November 3, 1987, the Board of Directors of Citizens, CICA, Texas and Insurance Company of America ("ICA"), an affiliate of Texas, approved a Plan and Agreement of Merger ("Plan") wherein ICA and Texas would merge with and into CICA in exchange for shares of Citizens. This transaction was a downstream merger. The basis for the exchange was an adjusted book value applied consistently to all parties. Following shareholder and insurance regulatory approvals the Plan became effective January 1, 1988.

              On March 3, 1988, CICA entered into a purchase agreement to acquire 41.57% of the outstanding common stock of Equities International Life Insurance Company ("Equities") of Fort Worth, Texas. Following the receipt of regulatory approval from the Commissioner of Insurance of the State of Texas, on June 21, 1988 the transaction was effected. Through the transaction, CICA acquired 417,776 shares of Equities common stock for $1,044,440. The source of funding was a Surplus Debenture issued by CICA in the principal amount of $1,000,000 to HERMAR Corporation, a privately owned company owned 100 percent by Harold E. Riley and members of his family ("HERMAR"). The debenture included interest at the rate of 8%, with payments to be made over a 15-year period. The debenture was later acquired by Citizens in its acquisition of HERMAR's assets. At December 31, 1994, CICA owed $600,000 on the debenture.

              Following an extensive review by the management of both companies regarding the advantages to be gained by consolidation, on November 3, 1988, an agreement was entered into whereby Equities agreed to merge into CICA in exchange for shares of

              Citizens. The exchange ratio was based on the relative market values of the common stock of Equities and Citizens with the latter having a value of $5.00 per share and Equities $2.50 per share, so that Equities shareholders would receive one share of the Citizens' Class A common stock for each two shares of Equities' common stock owned. Following the approval of the shareholders of CICA and Equities, as well as regulatory authorities in Texas and Colorado, the merger became effective as of January 1, 1989. The merger increased invested assets by $4,735,895, total assets by $6,188,181 and stockholders' equity by $1,468,060 at January 1, 1989.

              On April 25, 1991, the Board of Directors of Citizens, with Harold Riley and Rick Riley abstaining, approved an Asset Transfer Agreement ("Agreement") whereby, under the terms of the Agreement, Citizens acquired all of the assets and liabilities of HERMAR in exchange for Class A and Class B shares of stock of Citizens in conjunction with a plan of dissolution and liquidation of HERMAR. The Agreement was approved by the Board of Directors and shareholders of HERMAR on April 26, 1991. In accordance with the provisions of the Colorado Corporation Code, approval by the shareholders of Citizens was not required. Under the terms of the Agreement, HERMAR transferred to Citizens all of its business assets, consisting primarily of commercial real estate and a Management Services Agreement, along with its Class A and Class B stock of Citizens at net book value at July 1, 1991. In consideration for the net assets transferred, the Company issued 665,162 Class A shares and exchanged the 7,047,474 Class A and 621,049 Class B shares held by HERMAR for 7,047,074 Class A and 621,049 Class B shares. The exchange was based on the market value of the net assets transferred compared to the mean of the bid and ask price of Citizens' stock for the period from April 1, 1991 to April 19, 1991. Following the exchange of shares, HERMAR was liquidated and the Class A and Class B shares of Citizens were transferred to Harold Riley and members of his family. The transaction was consummated in July, 1991, with an effective date of April 1.

              On February 27, 1992, Citizens entered into a definitive Plan and Agreement of Exchange with First Centennial Corporation ("FCC"), a Colorado life insurance holding company, to acquire the net assets of FCC in exchange for Citizens Class A common stock.

              The valuation of the companies centered on a share exchange ratio. Management of Citizens and FCC reviewed carefully the assets and liabilities of each company and began with a book value basis of each company, adjusted a substantial degree to reflect values which were standard within the life insurance industry. The management of Citizens and FCC reviewed the capital and surplus of their respective insurance subsidiaries, along with annual life insurance premium revenue valued at a multiple factor depending upon the profitability of the product and paid-up policy reserves. In addition, State licenses, agency forces, and nonadmitted capital and surplus assets of the life insurance subsidiaries were reviewed.

              The adjusted book value per share of Citizens was calculated by dividing the adjusted book value by the number of equivalent shares outstanding for a result of $4.35 per share. The various classes of FCC stock were calculated in the same manner for a result of $.88 per share for FCC Class A common stock, $2.05 per share for FCC 1988 Series 1 preferred stock and $8.80 per share for FCC 1991 Series 1 preferred stock.

              The exchange ratios for the classes of FCC stock were determined by dividing their adjusted book values into the adjusted book value per share of Citizens. After approval by the respective Boards of Directors of the companies, the Colorado Division of Insurance, and the shareholders of FCC, the acquisition was consummated on July 31, 1992. FCC thereafter distributed to its shareholders the shares issued to it by Citizens in dissolution and liquidation pursuant to a Plan of Liquidation.

              FCC's primary asset acquired by Citizens was First Centennial Life Insurance Company ("FCLIC"). After the change in control and an analysis of the facts and circumstances of the operations of FCLIC, the respective Boards of Directors of Citizens, FCLIC, and CICA approved a plan wherein CICA would acquire ownership of FCLIC from Citizens and FCLIC would simultaneously merge with and into CICA. CICA acquired FCLIC, which was determined by the respective Boards of Directors to have an adjusted statutory book value of $3.5 million, for the satisfaction of approximately $3.5 million in debt owed CICA and FCLIC by Citizens (directly and assumed from FCC). The acquisition and merger, which streamlined operations and increased efficiency of the Company, was approved by the Colorado Division of Insurance and such was effected on December 31, 1992.

              On December 9, 1994, Citizens announced that it had signed definitive written agreements for the acquisition of (i) American Liberty Financial Corporation, a Baton Rouge, Louisiana based life insurance holding company with $26 million in assets, $8 million of stockholders' equity, annual revenues of $9 million and $45 million of life insurance in force and (ii) Insurance Investors & Holding Co., a Peoria, Illinois based life insurance holding company with approximately $2.5 million in assets, $1 million of stockholders' equity, approximately $140,000 of annual revenues and $6 million of insurance in force.


              The American Liberty agreement provides that following the acquisition by Citizens, American Liberty shareholders will receive 1.10 shares of Citizens' Class A Common Stock for each share of American Liberty Common Stock owned and 2.926 shares of Citizens' Class A Common Stock for each one share of American Liberty Preferred Stock owned. Citizens expects to issue approximately 2.3 million Class A shares in connection with the transaction, which will be accounted for as a purchase. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on the Citizens' system. The agreement is subject to approval by American Liberty's shareholders and regulatory authorities and may be terminated by either party if the transaction is not effected by May 9, 1995. This date was extended to August 31, 1995 by the parties on May 1, 1995.

              ALFC conducts certain non-insurance businesses through subsidiaries. In the early 1980's, ALFC incorporated several corporations which became general partners in oil and gas partnerships. These partnerships, which hold essentially only cash, are currently dormant. In 1981, ALFC formed a subsidiary to market certain securities, but this corporation has been relatively inactive since 1983. In addition, in 1984, ALFC incorporated First American Investment Corporation which, in turn, has formed two funeral home subsidiaries. After the merger, Citizens intends to assess, from a business perspective, if it will continue or dispose of the non-insurance businesses. Citizens has no current plans to participate in the oil and gas business. It should be noted that ALFC's non-insurance businesses are immaterial to Citizens. In 1994, ALFC's Other Income of $187,000 which included the revenues from the non-insurance businesses, was only 0.4% of Citizens' Total Revenues of $49,157,000. Citizens intends to continue to devote virtually all of its resources to the development and operation of its insurance business.


              The Insurance Investors agreement provides that following the acquisition by Citizens, Investors' shareholders will receive one share of Citizens' Class A Common Stock for each eight shares of Investors Common Stock owned. Additionally, Citizens will acquire all shares of Central Investors Life Insurance Company, a subsidiary of Insurance Investors & Holding, not wholly-owned by Insurance Investors, based upon an exchange ratio of one share of Citizens' Class A common stock for each four shares of Central Investors owned. The transaction will involve issuance of approximately 170,000 of Citizens' Class A shares and will also be accounted for as a purchase. The agreement is subject to approval by Investors' shareholders. Approval was obtained from the Illinois Department of Insurance on March 10, 1995.

       (B)    FINANCIAL INFORMATION REGARDING THE INSURANCE BUSINESS


              Citizens, through CICA, currently operates principally in one business segment, that of selling selected lines of individual life insurance. Except as explained above in conjunction with the acquisition of American Liberty Financial Corporation, Citizens has no present intention to engage in any non-insurance related business. The following tables set forth certain statistical information concerning the operations of CICA for each of the five years ended December 31, 1994. The information is presented in accordance with generally accepted accounting principles.

                                     TABLE I

         The following table sets forth (i) life insurance in force and (ii) mean life insurance in force.


               IN FORCE                                    MEAN OF LIFE
              BEGINNING               IN FORCE              INSURANCE
               OF YEAR               END OF YEAR             IN FORCE
               (a)(b)                  (a)(b)                (a)(b)
         -------------           ---------------         ---------------
 1994        $2,030,615              $2,144,709             $2,087,662
 1993         1,696,606               2,030,615              1,863,610
 1992         1,339,964               1,696,606              1,518,285
 1991         1,006,300               1,339,964              1,173,132
 1990           866,798               1,006,300                936,549

- ---------------
 (a) In thousands (000s)
 (b) Before ceding reinsurance to reinsurers.

The increases in insurance in force as shown above reflect the volumes of new business written by the Company over the past five years. Additionally, the change from 1991 to 1992 reflects the acquisition of FCC described above.

                                    TABLE II

      The following table sets forth (i) the ratio of lapses and surrenders to mean life insurance in force and (ii) life reinsurance ceded.


                                       RATIO OF                       REINSURANCE CEDED(B)
                                      LAPSES AND           ------------------------------------------
                                      SURRENDERS               AMOUNT                    REINSURANCE
            LAPSES AND                 TO MEAN                   OF                        PREMIUM
          SURRENDERS (a)               IN FORCE             REINSURANCE (a)                 CEDED
         ---------------              ----------           ----------------             -------------
  1994       $84,390                     4.0%                  $285,104                   $2,309,672
  1993        98,712                     5.3                    303,727                    1,939,425
  1992        83,305                     5.5                    238,677                    1,486,531
  1991        57,922                     4.9                    236,757                    1,317,406
  1990        63,319                     6.8                    206,119                    1,022,549

- ---------------
   (a)  In thousands (000s)
   (b) Approximately 95 percent of the reinsurance is yearly renewable term insurance, with the remainder being coinsurance.

The lapse ratio for 1990 was adversely affected by the merger of Equities International Life Insurance Company. It is common following such a merger, to see increased surrender activity in a block of business. Following the acquisition of FCC in July 1992, a similar increase in lapsation was experienced.

                                                     TABLE III

               The following table sets forth information with respect to total insurance premiums.


              ORDINARY           ANNUITY &                              ACCIDENT
              LIFE (a)        UNIVERSAL LIFE         GROUP LIFE        AND HEALTH            TOTAL
              --------        --------------         ----------        ----------            -----
     1994   $42,984,741       $  75,564              $  541,370        $   259,250        $ 43,860,925
     1993    36,491,962         106,955               1,106,590            284,510          37,990,017
     1992    28,415,877           3,067                 469,514            316,395          29,204,853
     1991    22,210,299           6,991                 400,324            350,875          22,968,489
     1990    16,254,268           5,957                 239,776            386,846          16,886,847

- ---------------
        (a)  After deduction for reinsurance ceded.

Premium income has grown dramatically since 1989 due to the volume of new business written. In 1992, the FCC acquisition added a small block of Universal Life business to the Company's portfolio. Additionally, during 1992, the Federal Government increased the amount of insurance for veterans under the Servicemen's Group Life Insurance program, causing a one-time increase in group life premiums. The growth in 1994 was impacted by a decision by Management to slow the rate of premium writings by the Company for the year while efforts were made to increase capitalization.

                                    TABLE IV

       The following table sets forth information relating to the ratio of underwriting and other expenses to insurance revenues.

                                                                            COMMISSIONS, UNDERWRITING
                                                                             AND OPERATING EXPENSES,
                                                                            POLICY RESERVE INCREASES,
                                    COMMISSIONS, UNDERWRITING               POLICYHOLDER BENEFITS AND
                                     AND OPERATING EXPENSES                DIVIDENDS TO POLICYHOLDERS
                                  ----------------------------            -----------------------------
                                                     RATIO TO                                  RATIO TO
           INSURANCE                                 INSURANCE                                INSURANCE
          PREMIUMS (a)            AMOUNT             PREMIUMS              AMOUNT              PREMIUMS
          ------------            ------             ---------             ------             ---------
 1994     $43,860,925           $17,461,910           39.8%              $48,763,076           111.2%
 1993      37,990,017            15,918,491           42.6                43,644,554           114.9
 1992      29,204,853            13,546,624           46.4                35,301,078           120.8
 1991      22,968,489            11,187,768           48.7                27,853,117           121.3
 1990      16,886,847            9,302,343            55.1                22,414,055           132.7

- ---------------
  (a)  After premiums ceded to reinsurers.

The ratios of expenses to premiums has declined each year since 1989. These declines are the result of three factors: 1) underwriting and operating expenses have generally not increased at the same rate as premium income due to the Company's efficient method of operation; 2) total commissions as a percentage of premium are declining annually as the business enters renewal stages and commissions are paid at a lower rate than first year; and 3) the amount of new insurance writings annually reflects a smaller percentage of the Company's total amount of premium income.

                                     TABLE V

         The following table sets forth changes in new business produced between participating and nonparticipating policies.


                                      PARTICIPATING                      NONPARTICIPATING
          TOTAL NEW            ---------------------------          ---------------------------
         BUSINESS (a)          AMOUNT (a)          PERCENT          AMOUNT (a)          PERCENT
         ------------          ----------          -------          ----------          -------
 1994     $380,281              $352,535              92.7%           $27,739               7.3%
 1993      376,460               345,882              91.9             30,578               8.1
 1992      315,142               278,694              88.4             36,448              11.6
 1991      274,066               240,212              87.6             33,854              12.4
 1990      225,168               186,601              82.9             38,567              17.1

- ---------------
      (a)  In thousands (000s)

The percentage of the new business produced that is participating has increased steadily due to the fact that the Ultra Expansion products are all participating and represent the majority of new business

                                    TABLE VI

   The following table sets forth changes in new business issued according to policy types.


                                 WHOLE LIFE
                                AND ENDOWMENT                     TERM                   UNIVERSAL LIFE
          TOTAL NEW        -----------------------      -----------------------      -----------------------
         BUSINESS (a)      AMOUNT (a)      PERCENT       AMOUNT (a)     PERCENT      AMOUNT (a)      PERCENT
         ------------      ----------      -------       ----------     -------      ----------      -------
  1994    $380,281         $352,357          92.7%       $27,924           7.3%      $  0                 -
  1993     376,460          345,516          91.9         30,777           8.1          0                 -
  1992     315,142          279,941          88.8         34,243          10.9        958               0.3%
  1991     274,066          239,932          87.6         34,134          12.4          0                 -
  1990     225,168          186,601          82.9         38,567          17.1          0                 -

- ---------------
 (a)  In thousands (000s)

This table reflects the fact that virtually all of the new business written is ordinary whole life.

                                    TABLE VII

        The following table sets forth deferred policy acquisition costs capitalized and amortized compared to new business issued.


                  TOTAL NEW                           DEFERRED POLICY
                  BUSINESS                           ACQUISITION COSTS
                                            ------------------------------------
                   ISSUED                   CAPITALIZED               AMORTIZED
                   ------                   -----------               ----------
  1994          $380,274,000                $13,128,049               $7,203,593
  1993           376,460,000                 13,472,064                6,455,401
  1992           315,142,000                 10,670,569                4,412,007
  1991           274,066,000                 8,136,789                 2,789,659
  1990           225,168,000                 5,281,381                 1,753,859

Capitalized policy acquisition expenses have increased steadily, such increases reflecting the growing amount of new business issued. In 1994, the rate of capitalization slowed due to an adjustment to reflect the lower interest environment. The amortization of these costs has grown as the aggregate deferred acquisition cost asset has increased.

                                   TABLE VIII

               The following table sets forth investment results.


                                                                  RATIO OF NET
                                                                INVESTMENT INCOME
            MEAN AMOUNT OF              NET INVESTMENT            TO MEAN AMOUNT
          INVESTED ASSETS (a)              INCOME (b)         OF INVESTED ASSETS (a)
          -------------------              ----------         ----------------------
1994          $90,419,823                   $5,295,784                 5.9%
1993           82,598,407                    4,771,079                 5.8
1992           66,704,026                    3,929,495                 5.9
1991           50,920,030                    4,117,165                 8.1
1990           41,826,528                    3,578,880                 8.6

- ---------------
 (a) 1992 includes assets acquired from FCC on July 31, 1992.
 (b) Does not include realized and unrealized gains and losses on investments.

The rate of return on invested assets declined in 1992 primarily due to the sale of higher yielding bonds to realize capital gains. Since these gains were not a component of investment income, and the proceeds were reinvested at lower prevailing interest rates, 1993 results were also impacted. Available returns continued to be lower in 1994 than in earlier periods of time, however, in mid to late 1994, yields began to increase and the Company was able to slightly increase the return on invested assets.

       (c)    NARRATIVE DESCRIPTION OF BUSINESS

              (i)  BUSINESS OF CITIZENS

                   Citizens' principal business is ownership of CICA and its affiliates. Additionally, it provides management services to these companies under a management services agreement. At December 31, 1994, the Company had 71 full and part-time employees.

              (ii) BUSINESS OF CICA

                   Historically, CICA's revenues have been derived from insurance premiums and revenues from investments. CICA is a Colorado-domiciled life insurance company marketing primarily ordinary, whole-life products on an international basis through general agents. During the fiscal year ended December 31, 1994, 98.8% of CICA's premium income was attributable to life, endowment and term insurance; 0.6% to individual annuities; and 0.6% to accident and health insurance. Of the life policies in force at December 31, 1994, 13.1% were nonparticipating and 86.9% were participating.

                   The Ultra Expansion products are a series of ordinary whole life policies targeted for the international marketplace. All of the Ultra products are participating, i.e., they pay dividends that range from 3-5% of the premium in the first year to 76% in the 20th year. A unique feature of the Ultra products is that the dividends are payable immediately upon payment of the annual premium. In late 1990, an immediate endowment was added to the product line. This endowment is paid annually in an amount determined by the insured at the time the policy is sold. In December, 1992, CICA added a new feature to the ultra products, a flexible deposit rider. All of the Ultra products carry surrender charges for the first 14 years. Additionally, they contain benefit limitations to exclude certain causes of death that are not anticipated in standard mortality ratings. There are no other material policies or products offered by CICA.

                   The underwriting policy of CICA is to require medical examination of applicants for ordinary insurance in excess of certain prescribed limits. These limits are graduated according to the age of the applicant and the amount of insurance. Generally, the maximum amount of ordinary life insurance issued domestically without a medical examination is $200,000 for ages 0 through 35; $100,000 for ages 36 through 45; $50,000 for ages 46 through 50; $15,000 for ages 51 through 55; and $10,000 for ages 56 and over. Medical examinations are required of all non-U.S. applicants for ordinary life insurance, except children.

                   On life policies, CICA's maximum coverage on any one life is not limited by company policy. However, CICA reinsures the amount of coverage which is in excess of the its retention policy. (See "Business of CICA - Reinsurance.") CICA does not accept substandard risks (generally policyholders who cannot qualify for standard ordinary insurance because of past medical history) in exchange for which CICA would charge higher premiums.

                   CICA, however, does have $22.5 million of insurance in force on individuals that are classified as substandard risks, the majority of such business having been acquired in the purchase of other companies. Management believes the exposure to loss as a result of insuring these individuals is minimal, since the premiums are increased to cover the nature of the risk, additional reserves are established, and the amount of insurance represents less than 1.2% of the total insurance in force of CICA.

                   GEOGRAPHICAL DISTRIBUTION OF BUSINESS. For the year ended December 31, 1994, insurance policies held by residents of the State of Texas accounted for 3.0% of CICA's total premium income from direct business, and policies held by residents of Colorado represented 2.1% of premium income from direct business for the same period. All other states of the United States totaled 3.1% of the premium income from direct business with no single state, except as set forth above, accounting for as much as 1% of premium income. Business on foreign residents accounted for the remaining 91.8%. For the years ended December 31, 1993 and 1992, residents of the State of Texas accounted for 3.9% and 5.9%, respectively of CICA's total premium income. Residents of Colorado provided 2.6% and 4.8%, respectively, during the same period. No other states in the U.S. amounted to 1% of total premium income during the periods. Business on foreign citizens represented 92.5% of 1993 and 82.8% of 1992 premium income.

                   The participating whole life policies accepted by CICA on high net worth residents of foreign countries have an average face amount of approximately $60,000 and are marketed primarily to the top 3% of the population in terms of household income.

                   CICA accepts applications for international insurance policies marketed by several independent international marketing firms with whom CICA has nonexclusive managing agency contracts. These firms market life products to citizens of foreign countries, with a present emphasis in Latin America. Such life products are specially designed by CICA to be compatible with marketing methods and commission requirements.

                   CICA's independent marketing firms have many years' experience acting as agents for CICA. The contract with the managers provides that they, acting as managing agent on a nonexclusive basis, have the responsibility for recruiting and training agents. They are responsible for all of their overhead costs and bear the expense of agent awards. Additionally, as manager for the agents they recruit, these firms act as guarantor for any advances against future commissions made to "sub-agents" by CICA. In consideration for the services rendered, the managers receive an override commission on all new policies sold by them or the subagents. (See "Business of CICA - Commissions.") The contract may be terminated by mutual consent of the parties or by 30 days' notice by either party.

                   These firms provide the recruitment, training and supervision of national managers and general agents in the sale of dollar-denominated life insurance products; however, such agents contract directly with CICA and receive their commission from CICA. Accordingly, should the marketing arrangement between any firm and CICA be canceled for any reason, CICA believes it could arrange for the continuation of suitable marketing management without appreciable loss of present and future sales.

                   At present, CICA is dependent on the non-U.S. markets for virtually all of its new business. This subjects CICA to potential risks with regard to the continued ability to write such business should adverse events occur in the countries from which CICA receives applications. These potential risks include lapses of policies if funds flow out of such countries were to become restricted and the improbable necessity that incorporating an insurance subsidiary in such countries would become required. Management does not believe such risks are material and, further, management has over 30 years' experience in the marketplace in which CICA competes and believes it has taken steps to protect CICA from these risks. The Company has no assets outside the U.S. and requires all premiums to be paid in the U.S. with U.S. dollars or drafts drawn on U.S. banks; therefore, it would lose no funds from foreign appropriation. Secondly, management does not believe that the flow of funds will be restricted in the future, because almost all of the insureds are in the upper percentiles of incomes in their country. Such insureds are actively involved in business leadership roles in their communities and would be vehemently opposed to funds flow restriction. Many of the inherent risks in foreign countries, such as political instability, hyper-inflation and economic disruptions tend to improve rather than hurt CICA's business because it encourages individuals to convert assets out of local currencies to the more stable U.S. dollar. Additionally, management has made a concerted effort to expand the number of foreign countries from which it accepts business in an effort to reduce the impact on CICA of political or economic problems in any one country or region.

                   AGENCY OPERATION. CICA currently holds licenses to do business in 12 states and accepts applications from numerous foreign countries. CICA's operations are conducted on the general agency basis, with an agency force at December 31, 1994 of 1,328 agents and December 31, 1993 of 1,418 agents.

                   COMMISSIONS. CICA's marketing managers, general agents and agents are independent contractors, responsible for their respective agency-related expenses, and they are compensated on a percentage of premium basis. The maximum amount of commission expense which may be incurred by CICA on an individual life insurance policy is 105% of the first year premium, 10% of the second year premium, 5% of the premium for each of the next eight years and

                   2% of the premium for the eleventh and subsequent years as a continuing service fee. Percentage amounts paid to an agent on term, annuity and accident and health insurance are substantially less than the levels paid for individual ordinary life insurance. Marketing managers and general agents receive overriding first year and renewal commissions on business written by agents under their supervision and all marketing expenses related thereto are included in the above percentages.


                   RESERVES. CICA records actuarial reserves established to meet obligations on outstanding policies as liabilities. Reserves and deferred acquisition costs are prepared in conformity with the American Academy of Actuaries Committee on Financial Reporting Principles. In determining such reserves CICA used the 1955 to 1960, 1965 to 1970, and 1975 to 1980 Select and
                   Ultimate Mortality Tables with interest rates at 4% or in a range graded from 9% to 5%. Withdrawal assumptions are based primarily on actual historical experience. Statutory reserves are used for paid-up life business. Claims reserves include an amount equal to the expected benefit to be paid on reported claims in addition to an estimate of claims that are incurred but not reported, based on actual historical experience. CICA receives an independent actuarial certification of its reserves prepared in accordance with both Generally Accepted Accounting Principles and Statutory Accounting Principles. The certifications have noted no deficiencies for the years presented herein.


                   REINSURANCE. CICA assumes and cedes insurance with other insurers, reinsurers and members of various reinsurance pools. Reinsurance arrangements are utilized to provide greater diversification of risk and minimize exposure on larger risks.

                         (a) INSURANCE CEDED. CICA generally retains $75,000 of
                   risk on any one person. As of December 31, 1994, the aggregate amount of life insurance ceded amounted to $285,104,000 or 13.3% of total direct and assumed life insurance in force. CICA is contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.

                   As of December 31, 1994, CICA had in effect automatic reinsurance agreements that provide for cessions of ordinary insurance from CICA. Additionally, CICA has reinsurance treaties in force with several reinsurers of life and accident and health insurance. These treaties provide for both automatic and facultative reinsurance of standard and substandard risks ceded to them by CICA for life, accident and health and supplemental benefits above CICA's retention limit on a yearly renewable term, coinsurance or modified coinsurance basis.

                   A treaty with Employers Reassurance is the primary vehicle utilized by CICA for its international business. The treaty is structured in such a way as to allow CICA to "self administer" the cessions on a reduced cost basis. Prior to July 1, 1993, 100% of the risk up to $300,000 in excess of CICA's retention was ceded to Employers. On July 1, 1993, the treaty was amended and a like agreement was executed with Businessmen's Assurance
                   (BMA).

                   The agreements provide that on risks reinsured on and after July 1, 1993, 70% of each risk in excess of CICA's retention will be ceded to Employers and 30% to BMA. CICA pays the premium to Employers and BMA on an annual basis and is responsible for the production of the reporting monthly and annually to Employers and BMA to allow proper accounting for the treaties.

                   The cessions are on a yearly renewable term basis and are automatic up to $300,000 for Employers and $425,000 for BMA at which point the reinsurance is subject to a facultative review by the reinsurers. At December 31, 1994, CICA had ceded $224,665,000 in face amount of insurance to Employers and $19,307,000 to BMA under these agreements.

                   Equities International Life Insurance Company entered into a Surplus Relief Coinsurance Agreement with Alabama Reassurance several years prior to the acquisition and merger of Equities by Citizens. For statutory purposes, CICA has been recapturing approximately $350,000 per year of the "relief" due to the runoff of the block of business covered under the treaty, such block being closed since 1989. During 1993, CICA recaptured the remaining policies covered under the treaty. For GAAP, the effect of this treaty was eliminated, therefore it had no impact on the consolidated financial statements of the Company. At December 31, 1994, CICA had no surplus relief reinsurance in force.

                   The Colorado Division of Insurance adopted a new regulation that restricted the use of certain reinsurance agreements after June 30, 1993. Such regulation disallows the reserve credits associated with the Alabama Reassurance treaty for statutory accounting purposes. Management believes that this regulation has had no material impact on CICA since the business was fully recaptured before June 30, 1993. The recapture had resulted from the termination by the policyholders who were originally policyholders of Equities International Life Insurance Company and through the normal recapture provided for in the reinsurance treaty, rather than as a result of any action taken by management.


                   Citizens closely monitors the solvency of its reinsurers to minimize the risk of loss in the event of a failure by one of the parties. The primary reinsurers of the Company, Employers Reassurance and BMA are large, well capitalized entities which have no current or prior history of financial difficulty.


                         (b) INSURANCE ASSUMED. At December 31, 1994, CICA had
                   in force reinsurance assumed as follows:

                                                                              TYPE OF                 AMOUNT
                                                                              BUSINESS             IN FORCE AT
                          NAME OF COMPANY                  LOCATION           ASSUMED              END OF YEAR
                          ---------------                  --------           --------             -----------
                        Prudential Insurance                 Newark,           Ordinary
                           Company (Prudential)            New Jersey         Group Life           $384,794,000

                   The reinsurance agreement with Prudential provides for CICA to assume a portion of the insurance under a group insurance policy issued by Prudential to the Administrator of Veterans' Affairs, in accordance with the Servicemen's Group Life Insurance provisions of Sub-Chapter III of Chapter 19, of Title 38, United States Code. CICA's portion of the total insurance under the policy is allocated to CICA in accordance with the criteria established by the Administrator. The agreement continues in full force and effect at December 31, 1994.

                   CICA has also entered into a Serviceman's Group Life Insurance Conversion Pool Agreement with Prudential, under the above described agreement, whereby CICA assumed a portion of the risk of Prudential under the group policy due to excess mortality under the conversion pool agreement resulting from issuing conversion policies as prescribed for membership in the conversion pool.

                   INVESTMENTS. State insurance statutes prescribe the quality and percentage of the various types of investments which may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate and mortgage loans by certain specified percentages. The Company's invested assets at December 31, 1994 were distributed as follows: fixed maturities - 79.9%, equity securities - none, mortgage loans
                   - 2.8%, policy loans - 16.2%, government insured student loans - 0.3%, short-term investments - none and other long-term investments - 0.8% (see Note 2 of the "Notes to Consolidated Financial Statements"). Citizens did not foreclose on any mortgage loans in 1994. In 1993, Citizens foreclosed on two loans acquired in the purchase of First Centennial Corporation with an aggregate balance of $197,000. All mortgage loans are supported by independently appraised real estate. The investment policy of Citizens with regard to mortgage loans is consistent with the provisions of the Colorado Insurance Code

                   At December 31, 1994, 99.7% of Citizens investments in fixed maturities were comprised of U.S. Treasury Securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage backed securities. Of these mortgage-backed securities, all were guaranteed by U.S. government agencies or corporations that are backed by the full faith and credit of the U.S. government.

                   REGULATION. CICA is subject to regulation and supervision by the insurance department of each state or other jurisdiction in which it is licensed to do business.

                   These insurance departments have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, the advertising and solicitation of insurance, the form and content of mandatory financial statements, the reserve requirements, and the type of investments which may be made. CICA is required to file detailed annual reports with each such insurance department, and its books and records are subject to examination at any time. In accordance with state laws and the rules and practices of the National Association of Insurance Commissioners, CICA is examined periodically by examiners of its domiciliary state and by representatives (on an "association" or "zone" basis) of the other states in which it is licensed to do business. CICA's most recent examination which was completed during 1992, was for the six years ended December 31, 1991, and was conducted by the Colorado Division of Insurance. CICA has been notified by the Colorado Division of Insurance to expect an examination in late 1995. See also "Management's Discussion and Analysis of Results of Operations."


                   Various states, including Colorado, have enacted "Insurance Holding Company" legislation which requires the registration and periodic reporting by insurance companies which control, or are controlled by, other corporations or persons. Under most of such legislation, control is presumed to exist with the ownership of ten percent or more of an insurance company's voting securities. Citizens is subject to such regulation and has registered under such statutes as a member of an "insurance holding company system." The legislation typically requires periodic disclosure concerning the transactions between the registered insurer, the ultimate controlling party, and all affiliates and subsidiaries of the ultimate controlling party, and in many instances requires prior approval of intercorporate transfers of assets (including in some instances payment of dividends by the insurance subsidiary) within the holding company system.

                   Since Citizens does not physically conduct business in countries outside the U.S. but rather accepts applications for consideration of coverage, it is not subject to regulation in countries where most of its insureds are residents. The prospect of such regulation is viewed as remote by management of Citizens because obtaining insurance through application outside of one's country is a common practice in many foreign countries, particularly those where CICA's insureds reside.

                   COMPETITION. The life insurance business is highly competitive and CICA competes with a large number of stock and mutual companies. CICA believes that its premium rates and its policies are generally competitive with those of other life insurance companies, many of which are larger than CICA, selling similar types of insurance.

                   CICA's marketing plan stresses the sale of dollar-denominated life insurance products to high net worth individuals residing in foreign countries, with present emphasis in Latin America. Approximately ninety-two percent (92%) of the

                   Company's total first year and renewal premium income during 1994 came from that market and a similar percentage of new insurance production during 1993 and 1992 was derived from that source (see "Business of CICA - Geographical Distribution of Business"). Management believes that CICA is a significant competitor in this market and attributes its success in penetrating that market to the expertise of management, the uniqueness of its life insurance products and competitiveness of its pricing methods.

                   CICA faces competition from several other American life insurance companies that also sell U.S. dollar denominated policies to non-U.S. citizens, with no one company being dominant in the market. Some companies may be deemed to have a competitive advantage due to histories of successful operations and large agency forces. Management believes that its experience, combined with the special features of the Ultra Expansion policies allows CICA to compete effectively in maintaining and pursuing new business.

                   Management believes that CICA competes indirectly with non-U.S. companies in its business, particularly with respect to Latin American companies. CICA, as a U.S. domestic insurer paying claims in U.S. dollars in the U.S., has a different clientele and product than foreign-domiciled companies. CICA's product is usually acquired by persons in the top three percent of income of their respective countries. The policies sold by foreign companies are sold broadly and are priced based on the mortality of the entire populace of the respective geographic region. Because of the predominance of lower incomes in most of these countries, the mortality experience tends to be very high on the average, causing mortality charges which are considered unreasonable based on the life mortality experience of the upper three percent of income of the population.

                   Additionally, the assets that back up the policies issued by foreign companies are invested in the country, and thus, are exposed to the inflationary risks and economic crises that historically have impacted many foreign countries. Another reason that CICA experiences an advantage is that many of its policyholders desire to transfer capital out of their countries due to the perceived financial strength and security of the United States by foreigners. Also, management realizes that CICA competes indirectly with other non-licensed insurers in countries where CICA's insureds reside. CICA's experience has been that its market niche is in attracting insureds who want the safety and security of a U.S. domestic insurer. Management of Citizens considers it to be difficult and speculative to estimate the potential of the foreign market for U.S. insurers. However, based upon the volume of new premium generated by CICA that originates from several countries in Latin America, management believes that CICA receives a substantial share of such business. However, Citizens does not have market share data to confirm management's belief.

                   In CICA's limited block of accident and health insurance, (0.6% of total premium income), it is in competition with many casualty and life insurance companies as well as with voluntary and government-sponsored plans for meeting hospitalization and medical expenses such as Blue Cross/Blue Shield, "Medicare" and "Medicaid." Future expansion of such programs or the establishment of additional government health programs could adversely affect the future of accident and health insurance on CICA's books, most of which has been acquired in the acquisition of other companies.

                   FEDERAL INCOME TAXATION. CICA is a "small company" as that term is defined in the Internal Revenue Code (the "Code"), section 806. As such, CICA qualified for a special small company deduction (presently equal to 60% of "tentative life insurance company taxable income") which serves to decrease significantly the amount of tax which might otherwise have to be paid.

                   The Omnibus Reconciliation Act of 1993 (the "1993 Act") was signed into law on August 10, 1993. Among its provisions was an increase to corporate tax rates to 35% on taxable income between $10,000,000 and $15,000,000 and to 38% on taxable income between $15,000,000 and $18,300,000. This legislation had no material impact on the financial position of the Company.

                   The Revenue Reconciliation Act of 1990 revised the method in which insurance companies claim deductions for policy acquisition costs. Previously, insurance companies were allowed to deduct actual policy acquisition costs as they were incurred. Beginning in 1990, policy acquisition costs are determined as a percentage of annual net premiums and are then deductible on a straight-line basis over a ten-year period rather than treated as an immediate deduction. This change in treatment for acquisition costs has had a significant impact on CICA's taxable income due to the relatively large amounts of such deferrals caused by the increases in new business, (see "Management's Discussion and Analysis of Financial Conditions and Results of Operations"). CICA presently qualifies for a small company exception which allows it to deduct the costs over a shorter five-year period.

                   CICA files a consolidated Federal income tax return with Citizens and its subsidiaries. At December 31, 1994, the Company had net operating loss carryforwards of $497,526 available to offset taxable income in future years and $400,242 in net operating loss carryforwards available to offset future alternative minimum taxable income.

             (iii) BUSINESS OF CTI

                   CTI is a wholly-owned subsidiary of CICA and engages in the business of providing data processing services and acquisition and leasing of furniture and equipment for its parent as well as data processing services and software to the insurance industry. Pursuant to an Information Systems Management and Services Contract dated October 1, 1991, CTI provides data processing services to the Company for a fixed fee of $60,000 per month. In October, 1992, this fee was lowered to $53,000. As of and for the year ended December 31, 1994, CTI's total assets were $618,000 and revenues were $677,000. The intercompany fees and expenses have been eliminated in the consolidated financial statements.

              (iv) BUSINESS OF III

                   For much of the past decade, III has been dormant. In August, 1993, Citizens sold the stock of III to CICA for its book value. CICA subsequently contributed agent debit balances receivable of approximately $169,000 to III. III collected such receivables and, as additional consideration, received an airplane which it operates for Citizens and CICA. During 1994, CICA made an additional capital contribution of $200,000 to III. Also, during 1994, III acquired a second airplane for use in providing aviation transportation and services to Citizens and the airplane previously owned by III was placed for sale. As of and for the year ended December 31, 1994, III's total assets were $875,000 and revenues were $345,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

ITEM 2.       DESCRIPTION OF PROPERTIES

              CICA acquired a new principal office property in Austin, Texas in February 1992, consisting of an 80,000 square foot office building. The Company transferred its operations to this property in September, 1993 and occupies approximately 27,000 square feet with the remainder of the building being leased or for lease, with an occupancy rate of approximately 86%. The Company has submitted a 13,000 square foot lease agreement for a proposed tenant to increase occupancy of the facility to approximately 97%. At March 1, 1995, the lease had not been executed, but Management believes it probable that such lease will be consummated during the second quarter of 1995, with occupancy of the tenant to commence on December 1, 1995.

              CICA owns property in Austin, Texas consisting of approximately
              1.10 acres of land with a 13,000 square foot office building which previously served as the Company's executive offices. Vacant since the Company relocated to its present offices, this property with a book value of $158,000, had been listed for sale at $1,500,000. After lengthy negotiations, a net, net, net lease has been agreed to on the building for a term of three years, with a purchase option at a price of $850,000 during the period.


              In the HERMAR asset acquisition (see Item 1. herein), Citizens acquired 14 parcels of real estate in and around Austin, Texas. One such parcel acquired was the site of a previous underground fuel line leak. Remediation of contamination began on April 18, 1990 and efforts at the site were suspended in April, 1994 with the permission of the TNRCC.. Management is not aware of any additional remediation costs related to the site See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3.       LEGAL PROCEEDINGS

              The Company from time to time may be a party to various legal proceedings incidental to its business. Management does not expect the ultimate resolution of these legal proceedings to have a material adverse impact on the financial condition of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to shareholders of Citizens during the fourth calendar quarter of 1994.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

             (a) Citizens' Class A common stock is traded on the American Stock Exchange (Amex). The high and low prices per share as supplied by the Amex Monthly Statistical Report are as follows. Prior to April, 1994, Citizens' Class A common stock was traded over the counter on the NASDAQ National Market System and the prices were supplied by the NASDAQ Monthly Statistical Report. These prices represent inter-dealer quotes and therefore may not represent actual transactions.


                                  1994                         1993
                           ------------------           -------------------
QUARTER ENDED              HIGH           LOW           HIGH            LOW
- -------------              ----           ---           ----            ---
March 31                  $8.00          $7.75         $6.38           $6.00
June 30                    8.25           8.12          7.00            6.88
September 30               8.38           7.63          7.88            7.50
December 31                9.13           7.63          8.50            8.00


             (b) Citizens' Class A common stock is listed on the American Stock Exchange under the symbol CIA.

             (c) As of December 31, 1994, the approximate number of record owners of Citizens' Class A common stock was 10,000. Management estimates the number of beneficial owners to be approximately 35,000.

             (d) Citizens has not paid dividends in any of the past three years and does not intend to pay cash dividends in the immediate future. For restrictions on the present and future ability to pay dividends, see Note 7 of the "Notes to Consolidated Financial Statements."

ITEM 6.       SELECTED FINANCIAL DATA

              The table below sets forth, in summary form, selective data of the Company. This data, which is not covered in the report of the independent auditors, should be read in conjunction with the consolidated financial statements and notes which are included elsewhere herein (amounts in thousands except per share amounts).


                                                                  YEAR ENDED DECEMBER 31,
                                                                      (IN THOUSANDS)
                                  -------------------------------------------------------------------------
                                                    1993            1992            1991           1990
                                    1994        (AS RESTATED)   (AS RESTATED)   (AS RESTATED)  (AS RESTATED)
                                    ----         -----------     -----------     -----------    -----------
NET OPERATING REVENUES            $ 49,157        $ 42,761        $ 33,134        $ 27,086        $ 20,466
NET INCOME                        $  4,175        $  5,526        $  3,907        $  4,720        $  1,493
NET INCOME FROM
   CONTINUING OPERATIONS
   PER SHARE                      $    .25        $    .34        $    .24        $    .31        $    .10
NET INCOME PER SHARE              $    .25        $    .34        $    .24        $    .31        $    .10
TOTAL ASSETS                      $149,798        $134,105        $116,230        $ 76,482        $ 61,740
TOTAL LIABILITIES                 $114,742        $106,090        $ 93,442        $ 63,282        $ 53,704
TOTAL STOCKHOLDERS' EQUITY        $ 35,056        $ 28,015        $ 22,787        $ 13,083        $  8,036
BOOK VALUE PER SHARE              $   1.99        $   1.68        $   1.37        $    .83        $    .53

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             On December 9, 1994, Citizens announced that it had signed definitive written agreements for the acquisition of (i) American Liberty Financial Corporation, a Baton Rouge, Louisiana based life insurance holding company with $26 million in assets, $8 million of stockholders' equity, revenues of $9 million and $45 million of life insurance in force and (ii) Insurance Investors & Holding Co., a Peoria, Illinois based life insurance holding company with $2.5 million in assets and $1 million of stockholders' equity.

             The American Liberty agreement provides that following the acquisition by Citizens, American Liberty shareholders will receive
             1.10 shares of Citizens' Class A Common Stock for each share of American Liberty Common Stock owned and 2.926 shares of Citizens' Class A Common Stock for each one share of American Liberty Preferred Stock owned. Citizens expects to issue approximately 2.3 million Class A shares in connection with the transaction, which will be accounted for as a purchase. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on the Citizens' system. The agreement is subject to approval by American Liberty's shareholders and regulatory authorities.

             The Insurance Investors agreement provides that following the acquisition by Citizens, Investors' shareholders will receive one share of Citizens' Class A Common Stock for each eight shares of Investors Common Stock owned. Additionally, Citizens will acquire all shares of Central Investors Life Insurance Company, a subsidiary of Insurance Investors & Holding, not wholly-owned by Insurance Investors, based upon an exchange ratio of one share of Citizens' Class A common stock for each four shares of Central Investors owned. The transaction will involve issuance of approximately 170,000 of Citizens' Class A shares and will also be accounted for as a purchase. The agreement is subject to approval by Investors' shareholders. The transaction was approved by the Illinois Department of Insurance on March 9, 1995.

              RESULTS OF OPERATIONS

              Net income for the year ended December 31, 1994 was $4,174,558 or $.25 per share compared to $5,526,393 or $.34 per share in 1993 and $3,907,952 or $.24 per share in 1992. The smaller amount of capital gains on the Company's fixed maturity portfolio in 1994 compared to prior years was the primary reason for the reduction in net income. Realized losses in 1994 were $9,356, compared to gains of $2,120,837 in 1993 and $1,500,749 in 1992. The growth in income from 1992 to 1993 was the result of the growing level of premium income as well as the increase in realized capital gains.

              Total revenues for the year ended December 31, 1994 were $49,156,709 compared to $42,761,095 in 1993, an increase of 15%.
              The 1993 revenues were 29.1% greater than 1992 when total revenues were $33,134,348. The predominant reason for the increase in revenues is the growth in premium income, which has increased by 49.9% over the three-year period ended December 31, 1994. The acquisition of FCC did not have a material effect on revenues for 1992 or 1993, due to the effective date of the purchase, the relative size of FCC's revenue base and the application of purchase accounting.

              Premium income reached $43,785,361 in 1994, a 15.6% increase over the previous year when premium income totaled $37,883,061. The 1993 amount represented a 29.7% increase over 1992 when premiums amounted to $29,201,786. The increase during this three year period is attributable to the success of the Company's Ultra Expansion products that were introduced to the market in late 1987. Sales of the products were relatively insignificant until mid 1988 at which time the sales force obtained a thorough understanding of the features of the products and how to market them. New business began to increase almost immediately after the second calendar quarter of 1988 and continues to grow each year. In 1989, the Company's agency force produced $4.5 million of new ordinary life premium. In 1990, this production grew to $6 million, increased to $8 million in 1991 and grew to $10.6 million in 1992. In 1993, new premium submitted continued to increase and totaled $11.3 million and in 1994 exceeded $11.8 million. In 1994, Management did not emphasize the increase in new business because it perceived it appropriate for the Company to increase its level of capitalization before further expanding its premium writing. With the additional capital raised during 1994, Management expects to see a return to the higher levels of annual increase in writing seen by the Company in prior years. However, as the Company grows and the size of its premium base expands, it will be more difficult to achieve the dramatic increases in premium levels seen in earlier years when the Company was smaller. During 1994, insurance in force, measured in face amount, exceeded $2.1 billion.

              In late 1990, a new feature, called a retirement fund benefit ("RFB") consisting of an immediate endowment, was added to the Ultra product. In 1991, this feature contributed approximately $1.1 million to the increase in premium income. In 1992, the RFB contributed $2.6 million to the Company's premium income, grew to $3.3 million in 1993 and in 1994 amounted to $4.8 million. Beginning in 1993, the Company added another feature to the Ultra products, a special deposit rider; however, due to the fact that the rider is a cash accumulation feature, it has had little effect on premium income, which was expected by management. An additional factor that has enhanced the sales efforts of the Company has been an improved recruitment and training program for agents by the Company's managing agents. The increases in agency force production coupled with favorable reception and persistency of the Ultra products are the predominant reasons for the growth in premium income experienced in recent years. Most of the Company's premium income is derived from ordinary whole-life insurance premiums, a fact that management believes will contribute to the Company's profit growth for many years, as well as make it rather unique in an industry in which a majority of premiums written in recent years have been Universal Life products.

              Net investment income increased 11% during 1994 to $5,295,784 from $4,771,079 in 1993. In 1992, such income was $3,929,495. The increase in 1994 reflects the growth in the Company's invested asset base, which grew by 9.5%. The 1993 results were impacted by actions taken by management during the first and fourth quarters of that year to take advantage of volatility in the bond market. During those quarters management made substantial sales of bonds, to realize gains of approximately $800,000 which are included in other income. The proceeds were temporarily invested in short-term Treasury Bills until the volatility subsided at which time the funds were reinvested in longer term instruments. Management estimates that the reduction in investment income during the period the funds were invested in such short-term instruments to be approximately $400,000; however, management believes the transactions to be beneficial in that the net effect was to increase net income for 1993 by approximately $800,000. Similar actions were taken by Management during the third quarter of 1993 when bond yields reached a low point. The low yields available in the bond market during the Company's growth period have made it difficult to increase the return on the Company's invested assets without exposing the portfolio to undue risk; however, Management believes that as yields rise (which occurred during 1994) the Company is positioned to take advantage of the investment opportunities that will present themselves and, thus, enhance future returns.


              Future policy benefit reserves increased $11,910,751 in 1994, compared to $10,160,523 in 1993 and $8,590,693 in 1992. The increasing premium income and favorable persistency in relation to premiums are the primary reasons for the increases in each of the years. Increases in surrender activity on the block of Universal Life business acquired in the FCC acquisition slowed the level of increase, particularly in 1994. These surrenders, which were expected by Management, were increased by the relatively low interest rates paid on these plans during 1994 compared to the rates that were in effect several years ago when the plans were sold. Additionally, in the early years of a policy, the net reserves (benefit reserve less deferred acquisition costs) are small due to the large capitalized costs in the first and second policy years. As the policy matures, the reserve increases. Also, approximately 18% of new premium is passed through to the policyowner in the form of endowments (dividends) and therefore not reserved. The Company's reserves are certified annually by an independent actuary. Such certification noted no deficiencies for the years presented.


              Policyholder dividends declined 1.5% in 1994 to $2,381,581 from $2,418,456 in 1993. The 1993 results reflected a 33.4% increase over 1992 when dividend expense was $1,813,081. In late 1993, Management reduced the dividends paid on various plans to reflect the lower levels of return that were available in the bond market. As a result, the dividends paid in 1994 were less than those paid in 1993. Virtually all of the Company's policies that have been sold since 1989 are participating. Participating policies represent a large majority (87%) of the Company's business in force and 92.7% of new issues in 1994. As a result, management expects continued growth in this item; however, dividends are factored into the policies' premiums and thus management does not believe continued increases in dividend expense will impair or dilute future profitability.

              Claims and surrenders increased 17.4% in 1994; reaching $16,635,259 from $14,166,018 in 1993. In 1992, such expenses were
              $11,165,717. The 1993 increases result primarily from growth in three categories: 1) death benefits, 2) endowments and 3) surrenders. The increase from 1993 to 1994 was caused by higher levels of surrenders and endowments.

              Death benefits decreased to $2,533,569 in 1994, compared to $3,115,247 in 1993. In 1992, such benefits were $2,262,928. During
              1994, the claims incurred on the Servicemen's Group Life Insurance program returned to levels seen in 1992 and prior years, declining by approximately $500,000. Additionally, during 1994 claims on the Company's in force business remained static with those incurred in 1993, despite the increasing block of business in force. The 1993 results were impacted by an approximately $500,000 increase in claims assumed under the Segli program which were incurred as a result of an increase in the amount of insurance provided to participants in the program and the increased level of participation that the Company obtained due to its growth in recent years. An increase in premium income received from the program offset such increase. Another large portion of the increase from 1992 to 1993 represents claims on the FCC block of business. The 1992 results include only six months of the claims on this block of business. The Company continues to adhere to its strict underwriting policy which requires complete medical examinations on all applicants who are foreign residents, regardless of age or face amount of the policy applied for. Additionally, X-rays and electrocardiograms are required depending on age and face amount of the policy. On all policies of $150,000 or more, inspection reports are required which detail the background resources and lifestyle of the applicant. The Company has developed numerous contacts throughout Latin America with which the underwriter can validate the information contained in the application, medical or inspection report.

              Endowment expense has grown from $2,684,681 in 1992 to $4,475,462 in 1994, a 66.7% increase over the three-year period. Beginning in late 1990, Citizens introduced a new plan called "Ultra Expansion Plus" which carried an immediate endowment benefit of an amount elected by the policyowner. This endowment is factored into the premium of the policy and is paid annually, including when the initial premium is paid. Management does not expect this benefit to adversely impact profitability, since it is factored into the premium of the policy.

              Policy surrenders were $8,637,306 in 1994, compared to $5,761,190 in 1993 and $5,379,054 in 1992. Management believes such surrenders to be impacted by the expected disruption in the policyholder base of FCC as a result of the acquisition and lower interest rates. The increase in surrenders on the Citizens block is, in the opinion of Management, due to acquisitions and the growing block of business in force.

              Commissions increased 3.1% in 1994 to $12,382,372 from $12,011,822 in 1993. An increase of 21.8% was realized in 1993 compared to 1992 when commissions were $9,860,304. The majority of such amounts paid relates to first year commissions which were $9,925,028, $10,423,669 and $8,424,627, respectively, in 1994,
              1993, and 1992. The increase in commissions is directly related to the increased levels of production in recent years discussed above.

              The increase in commissions would have been greater; however, the Company and Negocios Savoy, S.A., its international marketing manager, agreed to terminate the International Marketing Managers contract effective September 1, 1993. The primary reason for the termination was that management believed it could oversee the Company's marketing operations more economically from the Home Office.

              Field management responsibilities were assumed by eight "international managers" who were previously supervised by Negocios Savoy. Management believes the termination of the Savoy contract will have a positive impact on the Company's earnings. Commission expense on new business was reduced by approximately 10%. Although additional overhead expenses were incurred to manage the function from the Home Office, management believes a net annual savings of approximately $300,000 will be achieved.

              The agents who represent the Company contract directly with CICA and are commissioned by the Company. As a result, there has been no negative impact on production or recruitment since the Savoy termination and management is not aware of any such trends.

              Underwriting, acquisition and insurance expenses increased 21.3% in 1994 to $5,079,538 compared to $4,188,280 in 1993. The 1993 expenses represented a 13.6% increase over the $3,686,320 incurred in 1992. The growth in expense in 1994 is primarily related to the increased home office marketing expense incurred as a result of the termination of Savoy discussed above. Although the increase was substantial, it was offset in a large part by the reduction in first year commission that would otherwise have been paid out to Savoy. Additionally, a portion of the 1993 increase relates to a one-time charge of $425,000 related to the extension of options to purchase 100,000 shares of the Company's Class A common stock. The charge represents the difference between the exercise price and the fair market value of the shares as of the extension date.

              Capitalized deferred policy acquisition costs were $13,128,049 in 1994, compared to $13,472,064 in 1993 and $10,670,569 in 1992. The increase between 1992 and 1993 result primarily from the increased first year commission expenses as well as increased Home Office costs relating to the acquisition of new business. The decrease from 1993 to 1994 relates to the adjustment of capitalization for 1994 issued policies to reflect the lower interest rates available to be earned on the Company's investment portfolio compared to earlier years. Amortization of these costs was $7,203,593, $6,455,401 and $4,412,007, respectively in 1994, 1993, and 1992.

              Realized losses on investments were $9,356 in 1994, compared to gains of $2,120,837 in 1993 and $1,500,749 in 1992. Management
              made several moves during 1993 and 1992 to take advantage of the price volatility in the bond market to achieve gains. During the second and third quarters of 1993 and first and fourth quarters of 1992, management sold securities, realized profits on the sales and held the proceeds in short-term investments before reinvesting at rates similar to those on bonds that were sold.

              LIQUIDITY AND CAPITAL RESOURCES

              Stockholders' equity increased 25.1% during 1994 to $35,055,373 from $28,014,704 at December 31, 1993. The earnings achieved in 1994, as well as the additional capital raised through an offering sold to non-United States policyholders of CICA were the primary reason for the substantial growth.

              On October 27, 1994, Citizens completed the offering of 916,375 shares of its Class A Common Stock under an exemption from registration under the Securities Act of 1933. The offering was made under Regulation S, which provides that shares which are offered outside of the United States to non-United Stated persons pursuant to certain specific guidelines may be resold in the United States by persons who are not an issuer, underwriter or dealer following a certain period after the close of the offering period. The offering price was $7.00 per share. The closing market price of the Class A common shares on the date of the offering commencement was $7.75 per share (as reported by the American Stock Exchange. The Company had succeeded in placing 916,375 shares, generating gross proceeds of more than $6.4 million, and net proceeds of approximately $5.4 million. Management was pleased with the amount of capital generated through the offering; however, it believes that the offering period was too short in light of the manner in which business is typically transacted overseas. Because of the success of the offering in the limited time period, Management is contemplating the initiation of a second such offering to commence in 1995.

              Invested assets grew to $93,828,650 at December 31, 1994 from $87,010,996 in 1993, an increase of 7.8%. Management made a concerted effort during 1992 and 1993 to maximize the investment of the Company's growing cash flow. All investments in fixed maturities during 1993 were in U.S. Treasury securities or obligations of U.S. Government corporations and agencies. As a result of this investment philosophy, 99.6% of the Company's investments in fixed maturities at December 31, 1993 were in such instruments. During 1992 and 1993, management took advantage of volatility in the bond market and made substantial gains out of the bond portfolio. The Company realized gains (net) of $3.0 million from this activity during the two-year period (the remaining gains emanated from the sale of equity securities). At December 31, 1994, fixed maturities have been categorized into two classifications: Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available for sale which are valued at market. The Company does not have a plan to make material dispositions of fixed maturities during 1995; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out additional sales during 1995. Fixed maturities held to maturity, amounting to $18,415,026 consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

              The Company's mortgage loan portfolio, which constitutes 2.8% of invested assets at December 31, 1994, has historically been composed of small residential loans in Texas. The 1992 acquisition of FCC added a block of mortgages to the portfolio. During 1994, in conjunction with the sale of certain parcels of real estate owned by the Company approximately $340,000 in new mortgage loans were made. At December 31, 1994, approximately 38.9% of the Company's mortgage portfolio (1.1% of invested assets) consisted of commercial mortgages with an average balance of $66,381. The remaining residential mortgages have an average balance of $27,839. During 1993 and 1994, significant reductions were achieved in the Company's portfolio through aggressive management of such loans. Two FCC mortgages were foreclosed during 1993 - one in Colorado with an unpaid balance of $27,900 and one in Texas with an unpaid balance of $170,000. Management sold the smaller parcel at a slight loss in 1994, and expects to dispose of the remaining parcel during 1995. At December 31, 1994, two mortgage loans were in default; one to an affiliate of the Company, Continental Investors Life Insurance Company, in the amount of $112,794, and another in the principal amount of $30,665. Management believes that in the event of foreclosure there is more than adequate collateralization on both loans, to avoid exposure to loss. Management has established a reserve of

              $145,080 (approximately 5.2% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio.

              Policy loans comprise 16.2% of invested assets at December 31, 1994 compared to 16.1% at December 31, 1993. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

              Cash balances of the Company in its primary depositories, Texas Commerce Bank Austin, Texas and Frost Bank, N.A., Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at December 31, 1994. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. At December 31, 1994, Management does not believe the Company is at risk for such a loss. During 1995, the Company intends to utilize short-term Treasury Bills as a cash management tool to minimize excess cash balances and enhance return.

              Investments in real estate comprise a very small portion of the Company's invested assets (0.8%). The properties owned by the Company were predominantly acquired in the acquisition of HERMAR's assets and consist of small tracts used for light retail or light industrial purposes. No single tract accounts for as much as 0.5% of the Company's invested assets and virtually all are revenue-producing holdings. The Company has not established loss reserves on real estate at December 31, 1994 because management believes the Company has no significant exposure to loss on its holdings. During 1994, the bulk of the real estate acquired from HERMAR was sold to the parties leasing the properties. As part of the transaction, CICA provided mortgage financing on the transactions totaling approximately $340,000; however, down payments of 15-20% were made in each case.


              One parcel of real estate acquired from HERMAR and still owned at December 31, 1994, was the site of a previous underground fuel line leak. HERMAR, having previously initiated action to abate the leak, had contracted with an environmental consulting firm to supervise and coordinate the remediation of any contamination at the site. Following the acquisition of HERMAR's assets, the Company continued the remediation efforts. During 1994, all remediation efforts at the site were discontinued with the permission of the Texas Natural Resource Conservation Commission (TNRCC). Management is not aware of any remaining costs associated with the remediation. There is no pending or threatened legal action by state agencies, area governments or citizenry relating to the leak; therefore, the Company has not established reserves for the leak. In the event the TNRCC program may not cover the remediation costs, appropriate reserves will be established.

              In February 1992, the Company paid cash for an 80,000 square foot office building in Austin, Texas to serve as its primary office. This building will, in the opinion of management, provide adequate space for the Company's operations for many years. Renovation and remodeling of the property began in the third quarter of 1992 and the Company relocated to the building in September, 1993. The Company occupies approximately 27,000 square feet of space in the building. The Company's former office property, consisting of approximately 13,000 square feet in Austin, with a carrying value of $158,000, was listed for sale during 1994 for $1.5 million. In February, 1995, a lease-purchase agreement was reached with a third party on the former office property. The lease, a three year agreement on a net, net, net basis, provides that the party can purchase the building during the first 18 months of the lease for $850,000 cash, with no lease payments applying to the purchase price.


              CICA owned 2,075,685 shares of Citizens Class A common stock at December 31, 1994 (2,088,185 shares at December 31, 1993). For statutory accounting purposes, CICA received written approval from the Colorado Insurance Department to carry its investment in Citizens at 50% of the fair market value limited to 8% of admitted assets, ($8,562,000) which differs from prescribed statutory accounting practices. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of the Parent by CICA, limited to 2% of admitted assets. As of December 31, 1994, that permitted transaction increased statutory surplus by $4,711,023 over what it would have been had prescribed accounting practice been followed. In the Citizens' consolidated financial statements, this stock is shown as treasury stock.

              CICA had outstanding at December 31, 1994, a $600,000 surplus debenture payable to Citizens. For statutory accounting purposes, this debenture is a component of surplus, while for GAAP it is eliminated in consolidation. Citizens has recognized a liability for its related obligation to a bank in a like amount.


              The National Association of Insurance Commissioners ("NAIC") monitors twelve ratios each year to determine whether the Statutory accounting results of insurers exceed certain "expected" ranges. For the year ended December 31, 1994, Citizens Insurance Company of America exceeded the expected results in five of these categories. The ratios can be exceeded by either positive or negative results. Two of the five relate to the change in capital and surplus during the year. CICA exceeded both of these, primarily because of the additional capital infused during 1994. Another ratio compares net gain from operations on a Statutory basis to total income. CICA incurred a net loss from operations primarily because of federal taxes and because the result was a loss, exceeded the ratio. A fourth ratio compares the level of net investment income to dividend and endowment benefits paid.
              CICA's margin of 117% was slightly lower than the expected value of 125%. Finally, the ratio of investments in affiliates to total capital and surplus was 103%, just above the expected value of 100% or below. Management is not concerned about the results above or below the expected ranges primarily due to the fact that 1) risk based capital levels are far in excess of minimum requirements; 2) several of the excess results for 1994 were because of the additional capital infused during the year and as such are favorable, rather than negative results; and 3) the level of investment in affiliates is approved by the state of domicile and has steadily declined over the past several years.


              The NAIC established new minimum capital requirements in the form of Risk Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by insurance regulators begins. At December 31, 1994 and 1993, CICA's ratios were 560.6% and 421.5%, respectively, well above minimum levels.

              The Deficit Reduction Act of 1984 added Section 807 to the Internal Revenue Code ("IRC") which mandated the use of a new method for computing tax reserves. In general, Section 807 provides that tax reserves can never exceed the amount taken into account in computing statutory reserves. The applicable reserve is the higher of the net surrender value of the contract or the reserve determined by means of a formula. The term "net surrender value" means the cash value of the policy reduced by any penalty or charge imposed upon surrender.

              The formula approach used in computing the reserve consists of the following:

              (1) The tax reserve method applicable to the contract - generally the Commissioners' Reserve Valuation Method (CRVM) for life insurance contracts, the Commissioners' Annuities Reserve Valuation Method (CARVM) for annuity contracts, and the two-year full preliminary term method for noncancellable accident and health contracts;

              (2) The greater of the applicable Federal interest rate or the prevailing state assumed interest rate which is the highest assumed interest rate permitted by 26 states for computing reserves of a life insurance or an annuity contract at the time the contract is issued; and

              (3) The most recent commissioner's standard table permitted under the insurance laws of 26 states at the time the contract is issued.

              Generally, under prior law, a life insurance company's deduction for increases in its reserves was based upon reserves required for state law purposes which were computed using lower conservative interest rate assumptions. The 1984 Act's required use of higher interest rates results in substantially lower tax reserves and lower increases in reserves, and thereby higher levels of taxable income and tax.

              The Budget Reconciliation Act of 1990 added IRC Section 848 which requires insurance companies, beginning in 1990, to capitalize and amortize policy acquisition expenses. For statutory accounting purposes, these acquisition expenses are deducted in the year incurred.


              The enactment of the two provisions above has had a severe impact upon the effective tax rate paid by CICA with effective tax rates exceeding 100% in each of the last three years. The impact of such high effective tax rates is that CICA is forced to pay Federal income taxes out of surplus, rather than income, thereby limiting the statutory surplus available for use in writing new business. Although these provisions have little effect on the Company's overall results on a GAAP basis as a result of the recognition of deferred taxes, they do have a considerable impact on the results under Statutory Accounting Principles which do not recognize such items. For the year ended December 31, 1994, CICA incurred tax expenses on a Statutory basis at an effective rate of approximately 289% of income before tax. For 1993, the incurred rate was 131%. In the event that CICA was unable to attract additional capital, as it did in 1994, its ability to write new business would be severely limited due to the ongoing drain on Statutory surplus. Management does not expect to grow to the stage where such levels of taxation return to reasonable limits for several years; however, Management believes the Company has adequate levels of capital on hand with the additional capital infused during 1994 to continue to expand the Company's writing of new business.


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

ITEM 8.       FINANCIAL STATEMENTS

                                 CITIZENS, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                                                                          PAGE
                                                                        REFERENCE
                                                                        ---------
 Independent auditor's report                                               42

 Consolidated balance sheets at
   December 31, 1994 and 1993                                             43 - 44

 Consolidated statements of operations
   - years ended December 31, 1994, 1993 and 1992                         45 - 46

 Consolidated statements of stockholders' equity
   - years ended December 31, 1994, 1993 and 1992                           47

 Consolidated statements of cash flows
   - years ended December 31, 1994, 1993 and 1992                         48 - 49

 Notes to consolidated financial statements                               50 - 72

 Schedules at December 31, 1994 and 1993:

   Schedule III - Condensed Financial
   Information of Registrant                                              73 - 75

 Schedules for each of the years in the three-year period ended December 31, 1994:

      Schedule VI - Reinsurance                                             76


All other schedules have been omitted as the required information is inapplicable or the information required is presented in the financial statements or the notes thereto filed elsewhere herein.

ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              During the 24 months preceding the date of the audited financial statements of Citizens included herein, there has been no change of accountants made by Citizens, nor has it reported on Form 8-K any disagreements between Citizens and its independent accountants.

                                    PART III

Items 10, 11, 12, and 13 of this Report incorporate by reference the information in the Company's definitive proxy material under the headings "Stock and Principal Stockholders," "Control of the Company," and "Election of Directors." to be filed with the Securities and Exchange Commission within 120 days after December 31, 1994.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)      1 AND 2    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         The financial statements and schedules listed on the following index to financial statements and financial statement schedules are filed as part of this Form 10-K.

     (a)      3          EXHIBITS

                                                                                                     EXHIBIT
  EXHIBIT NO.                          DESCRIPTION                                                   PAGE NO.
  -----------                          -----------                                                   --------
      (1)          Underwriting Agreement                                                              N/A
      (2)          Plan of Acquisition, reorganization, arrangement, liquidation
                   or Succession                                                                       (e)
      (3)          3.1 Articles of Incorporation; as amended                                           (d)
                   3.2 Bylaws                                                                          (b)
      (4)          Instruments defining the rights of security holders,
                   including debentures
      (5)          Opinion re: Legality                                                                N/A
      (6)          Opinion re: Discount on Capital Shares                                              N/A
      (7)          Opinion re: Liquidation Preference                                                  N/A
      (8)          Opinion re: Tax Matters                                                             N/A
      (9)          Voting Trust Agreement                                                              N/A
      (10)         Material Contracts
                   10.1     Plan and Agreement of Exchange by and among First
                            Centennial Corporation, First Centennial Life
                            Insurance Company, and Citizens, Inc., as amended                          (a)
                   10.2     Kenneth R. Bearden Conversion Agreement with
                            Citizens, Inc. dated February 27, 1992                                     (a)
                   10.3     Agreement to Cancel First Centennial Class B Common
                            Stock dated February 27, 1992                                              (a)
                   10.4     Termination of Agreement between First Centennial
                            Corporation, Global Management Corporation and
                            American Trust Insurance Company, Ltd.                                     (a)
                   10.5     Automatic Yearly Renewable term (NR) Life
                            Reinsurance Agreement between Citizens Insurance
                            Company of America and The Centennial Life Insurance
                            Company dated March 1, 1982                                                (a)

                   10.6     Summary of Coinsurance Agreement between Citizens
                            Insurance Company of America and Alabama Reassurance
                            Company dated December 31, 1985                                     (a)
                   10.7     International Marketing Agreement - Citizens
                            Insurance Company of America and Negocios Savoy,
                            S.A.                                                                (a)
                   10.8     Articles and Plan of Merger between Citizens
                            Insurance Company of America and First Centennial
                            Life Insurance Company                                              (a)
                   10.9     Stock Purchase Agreement between Citizens Insurance
                            Company of America and Citizens, Inc.                               (c)

      (11)         Statement re: Computation of per share earnings                              N/A

      (12)         Statement re: Computation of ratios                                          N/A

      (13)         Annual report to security holders, Form 10-Q or quarterly
                   report to security holders                                                   N/A

      (14)         Material foreign patents                                                     N/A

      (15)         Letter re: Unaudited interim financial statements                            N/A

      (16)         Letter re: Change in certifying accountant                                   N/A

      (18)         Letter re: Change in accounting principles                                   N/A

      (19)         Previously unfiled documents                                                 N/A

      (20)         Report furnished to security holders                                         N/A

      (21)         Other documents or statements to security holders                            N/A

      (22)         Subsidiaries of the registrant Filed herewith                               Filed
                                                                                              herewith
      (23)         Published report regarding matters submitted to a vote of
                   security holders                                                             N/A

      (24)         Consents of expert and counsel                                               N/A

      (25)         Power of Attorney                                                            See
                                                                                             signature
                                                                                                page


      (26)         Statement of eligibility of trustee                                          N/A

      (27)         Financial Data Schedule                                                      N/A

      (27.1)       Invitations for competitive bids                                             N/A

      (28)         Additional exhibits                                                          N/A

      (29)         Information from reports furnished to state insurance
                   regulatory authorities                                                       N/A

_______________

(a) Filed as a part of the Registration Statement on Form S-4, SEC File No. 33--47531, filed on or about May 2, 1992.

(b) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

(c) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

(d) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(e) Filed with or referenced in the Registrant's Current Report on Form 8-K dated December 9, 1994 and incorporated herein by reference.

(b)   REPORTS ON FORM 8-K

      One report on Form 8-K under Item 5 was filed by Citizens during the fourth quarter of 1994 relating to the proposed acquisition of American Liberty Financial Corporation and Insurance Investors and Holding Company, Inc.

                                 CITIZENS, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                                                                           PAGE
                                                                         REFERENCE
                                                                         ---------
Independent auditors' report                                                42

Consolidated balance sheets at
     December 31, 1994 and 1993                                           43 - 44

Consolidated statements of operations
     - years ended December 31, 1994, 1993 and 1992                       45 - 46

Consolidated statements of stockholders' equity
     - years ended December 31, 1994, 1993 and 1992                         47

Consolidated statements of cash flows
     - years ended December 31, 1994, 1993 and 1992                       48 - 49


Notes to consolidated financial statements                                50 - 72

Schedules at December 31, 1994 and 1993:

     Schedule III - Condensed Financial
     Information of Registrant                                            73 - 75

Schedules for each of the years in the three-year period ended December 31, 1994:

         Schedule VI - Reinsurance                                          76



All other schedules have been omitted as the required information is inapplicable or the information required is presented in the financial statements or the notes thereto filed elsewhere herein.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Citizens, Inc.:

We have audited the consolidated financial statements of Citizens, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" and Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As discussed in Note 13 to the consolidated financial statements, the consolidated financial statements of the Company as of and for the year ended December 31, 1992 have been restated for adoption of Statement 109.



                                             /s/ KPMG PEAT MARWICK LLP
                                             ----------------------------------
                                             KPMG Peat Marwick LLP


Dallas, Texas
March 3, 1995

                         CITIZENS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1993

                                                                          1993
                           ASSETS                         1994       (AS RESTATED)
                           ------                         ----       -------------
Investments (note 2):
     Fixed maturities held to maturity,
         at amortized cost (market $14,846,900
         in 1994 and $2,547,281 in 1993)              $ 18,415,026   $  2,532,147
     Fixed maturities available for sale,
         (cost $61,049,170 in 1994 and
         $51,065,197 in 1993) at market in 1994 and
         lower of cost or market in 1993                56,573,764     50,724,270
     Equity securities, at market (cost $23,329
         in 1994 and $147,679 in 1993)                       1,892        136,233
     Mortgage loans on real estate (net of reserve
         of $145,080 in 1994 and $241,801 in 1993)       2,623,531      3,121,457
     Policy loans                                       15,220,005     14,005,485
     Guaranteed student loans (net of reserve of
         $10,000 in 1994 and $40,000 in 1993)              240,243        417,210
     Other long-term investments                           754,189      1,085,465
     Short-term investments                                      0     14,988,729
                                                      ------------   ------------
                       Total investments                93,828,650     87,010,996

Cash                                                     4,259,887      3,765,331
Other receivables                                        1,592,607        132,476
Accrued investment income                                1,569,945      1,058,859
Reinsurance recoverable                                  1,680,287      2,852,079
Deferred policy acquisition costs                       34,537,464     28,613,008
Deferred Federal income tax                              1,521,296              0
Cost of insurance acquired (note 3)                      2,271,866      2,692,389
Excess of cost over net assets acquired                  3,344,844      3,530,808
Property, plant and equipment                            4,694,022      3,730,249
Other assets                                               496,736        719,265
                                                      ------------   ------------

                                                      $149,797,604   $134,105,460
                                                      ============   ============

                         CITIZENS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1994 AND 1993

                                                                                   1993
          LIABILITIES AND STOCKHOLDERS' EQUITY                     1994        (AS RESTATED)
          ------------------------------------                     ----        -------------
Liabilities:
     Future policy benefit reserves (notes 4 and 5):
         Life insurance                                       $  97,579,380    $  85,437,065
         Annuities                                                3,408,745        3,626,905
         Accident and health                                        766,710          780,114
     Dividend accumulations                                       2,899,573        2,978,874
     Premium deposits                                             1,648,697        1,528,093
     Policy claims payable (notes 5 and 10)                       2,149,631        3,514,972
     Other policyholders' funds                                   1,611,908        1,507,167
                                                              -------------    -------------
                     Total policy liabilities                   110,064,644       99,373,190

     Other liabilities                                            1,671,892        1,825,155
     Commissions payable                                            916,886          918,133
     Notes payable (note 6)                                         712,373        1,100,732
     Deferred Federal income tax                                          0          390,826
     Federal income tax payable                                   1,066,004        2,048,201
     Amounts held on deposit                                        310,432          434,519
                                                              -------------    -------------
                        Total liabilities                       114,742,231      106,090,756
                                                              -------------    -------------

Stockholders' equity (notes 7, 8, 9, and 11):
     Common stock:
         Class A, no par value, 50,000,000 shares
              authorized, 19,178,515 shares issued
              in 1994 and 18,262,140 in 1993, including
              shares in treasury of 2,198,175 in 1994
              and 2,210,675 in 1993                              21,457,303       15,985,344
         Class B, no par value, 1,000,000 shares
              authorized, 621,049 shares issued and
              outstanding in 1994 and 1993                          283,262          283,262
     Unrealized holding loss (note 2)                            (2,970,597)        (352,374)
     Retained earnings                                           18,466,696       14,292,138
                                                              -------------    -------------
                                                                 37,236,664       30,208,370
     Treasury stock, at cost                                     (2,181,291)      (2,193,666)
                                                              -------------    -------------

                    Total stockholders' equity                   35,055,373       28,014,704
                                                              -------------    -------------
     Commitments and contingencies (notes 5, 8,
      10 and 11)

                                                              $ 149,797,604    $ 134,105,460
                                                              =============    =============

See accompanying notes to consolidated financial statements.

                         CITIZENS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                         1993             1992
                                                        1994        (AS RESTATED)    (AS RESTATED)
                                                        ----        -------------    -------------
Revenues:
     Premiums (notes 5 and 12):
         Life insurance                            $  43,526,111    $  37,598,551    $  28,885,391
         Accident and health                             259,250          284,510          316,395
     Annuity and universal life
         considerations                                   75,564          106,955            3,067
     Net investment income (note 2)                    5,295,784        4,771,079        3,929,495
                                                   -------------    -------------    -------------
                 Total revenues                       49,156,709       42,761,095       33,134,348
                                                   -------------    -------------    -------------

Other income and expense:
     Other income                                         94,364           80,794           40,038
     Realized gains (losses) on
         investments (note 2)                             (9,356)       2,120,837        1,500,749
     Interest expense                                    (29,719)        (198,719)        (108,889)
                                                   -------------    -------------    -------------
        Total revenues and other income
                  and expense                         49,211,998       44,764,007       34,566,246
                                                   -------------    -------------    -------------
Benefits and expenses:
     Insurance benefits paid or provided:
         Increase in future
              policy benefit reserves                 11,910,751       10,160,523        8,590,693
         Policyholders' dividends                      2,381,581        2,418,456        1,813,081
         Claims and surrenders (note 5)               16,635,259       14,166,018       11,165,717
         Annuity expenses                                373,575          699,455          184,963
                                                   -------------    -------------    -------------
              Total insurance benefits
                  paid or provided                    31,301,166       27,444,452       21,754,454
                                                   -------------    -------------    -------------

     Commissions                                      12,382,372       12,011,822        9,860,304
     Other underwriting, acquisition
         and insurance expenses                        5,079,538        4,331,669        3,686,320
     Capitalization of deferred policy
         acquisition costs                           (13,128,049)     (13,472,064)     (10,670,569)
     Amortization of deferred policy
         acquisition costs                             7,203,593        6,455,401        4,412,007
     Amortization of cost of insurance
         acquired and excess of cost
         over net assets acquired                        606,487          512,619          313,476
                                                   -------------    -------------    -------------
                     Total benefits and expenses      43,445,107       37,283,899       29,355,992
                                                   -------------    -------------    -------------

                                                                                        (Continued)

                         CITIZENS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                                                                                   1993             1992
                                                                    1994      (AS RESTATED)    (AS RESTATED)
                                                                    ----      -------------    -------------
Income before Federal income
     taxes                                                      $5,766,891      $7,480,108       $5,210,254
     Federal income tax expense                                  1,592,333       1,953,715        1,302,302
                                                                ----------      ----------       ----------

     Net income                                                 $4,174,558      $5,526,393       $3,907,952
                                                                ==========      ==========       ==========

     Net income per share
         of common stock (note 8)                               $      .25      $      .34       $      .24
                                                                ==========      ==========       ==========

See accompanying notes to consolidated financial statements.

                         CITIZENS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                COMMON STOCK        UNREALIZED                     TOTAL
                                            --------------------     HOLDING        RETAINED      TREASURY   STOCKHOLDERS'
                                             CLASS A     CLASS B  GAINS (LOSSES)    EARNINGS       STOCK         EQUITY
                                            ----------   -------  --------------  -----------   ----------   -------------
BALANCE AT DECEMBER 31, 1991                10,387,772   283,262       (57,042)     4,857,793   (2,271,620)     13,200,165

Net income (as restated)                         -          -            -          3,907,952       -            3,907,952
Unrealized investment gains                      -          -            3,485          -           -                3,485
Acquisition of assets of FCC (note 9)        5,275,452      -            -              -           -            5,275,452
Sale of treasury stock                         322,120      -            -              -           77,954         400,074
                                            ----------   -------      --------     ----------   ----------      ----------
BALANCE AT DECEMBER 31, 1992                15,985,344   283,262       (53,557)     8,765,745   (2,193,666)     22,787,128

Net income (as restated)                         -          -           -           5,526,393       -            5,526,393
Unrealized investment losses                     -          -         (298,817)         -           -             (298,817)
                                            ----------   -------      --------     ----------   ----------      ----------
BALANCE AT DECEMBER 31, 1993                15,985,344   283,262      (352,374)    14,292,138   (2,193,666)     28,014,704

Cumulative effect of adoption of
Statement No. 115 at January 1,
1995, net of taxes                               -         -           690,388          -           -              690,388
Net income                                       -         -            -           4,174,558       -            4,174,558
Unrealized investment losses, net                -         -        (3,308,611)         -           -           (3,308,611)
Sale of stock                                5,384,334     -            -               -           -            5,384,334
Sale of treasury stock                          87,625     -            -              -            12,375         100,000
                                           -----------  --------   -----------    -----------  -----------     -----------
BALANCE AT DECEMBER 31, 1994               $21,457,303  $283,262   ($2,970,597)   $18,466,696  ($2,181,291)    $35,055,373
                                           ===========  ========   ===========    ===========  ===========     ===========

See accompanying notes to consolidated financial statements

                         CITIZENS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                                                                                 1993             1992
                                                               1994          (AS RESTATED)    (AS RESTATED)
                                                          --------------    --------------    --------------
Cash flows from operating activities:
     Net income                                           $  4,174,558      $  5,526,393      $   3,907,952
     Adjustments to reconcile net income to
         net cash provided by operating activities:
             Realized gains on sale of investments               9,356        (2,120,837)        (1,500,749)
             Accrued investment income                        (511,086)         (454,000)           444,127
             Net deferred policy acquisition costs          (5,924,456)       (7,016,663)        (6,258,562)
             Amortization of cost of insurance
                  acquired and excess cost over
                  net assets acquired                          606,487           656,008            313,476
             Other receivables                              (1,460,131)          552,769            (80,875)
             Future policy benefit reserves                 11,910,751        10,160,523          8,591,248
             Other policy liabilities                       (1,219,297)        1,366,012            671,801
             Deferred Federal income tax                      (383,195)          275,416            411,835
             Federal income tax                               (982,197)          892,354                  0
             Commissions payable and other
                       liabilities                            (154,510)          242,877           (388,488)
             Amounts held on deposit                          (124,087)          182,840            110,753
             Other, net                                      2,110,818            78,532            282,826
                                                          ------------      ------------      -------------
                  Net cash provided by
                      operating activities                   8,053,011        10,342,224          6,505,344
                                                          ------------      ------------      -------------
Cash flows from investing activities:
     Maturity of fixed maturities held to maturity              51,625                 0                  0
     Sale of fixed maturities available for sale            13,152,225        83,532,049        105,150,335
     Maturity of fixed maturities available for sale           963,151         7,474,997         12,017,189
     Purchase of fixed maturities available for sale       (40,486,808)      (88,980,557)      (116,871,545)
     Sale of equity securities                                 174,761                 0                758
     Principal payments on mortgage loans                      935,276         1,526,838            538,507
     Mortgage loans funded                                    (340,474)                0           (170,000)
     Guaranteed student loans funded                          (335,440)         (721,963)          (956,303)
     Guaranteed student loans sold                             475,796           756,567            885,479
     Principal payments on guaranteed student loans                  0                 0             16,022
     Sale of other long-term investments                       331,276            41,152                  0
     Cash and short-term investments
         provided by merger                                          0                 0            783,578
     Increase in policy loans (net)                         (1,214,520)       (1,937,838)        (1,000,046)
     Purchase of property, plant and equipment              (1,237,652)       (2,048,024)        (1,646,222)
                                                          ------------      ------------      -------------
                  Net cash used by investing activities    (27,530,784)         (356,779)        (1,252,248)
                                                          ------------      ------------      -------------

                                                                                               (Continued)

                         CITIZENS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                                                                                1993          1992
                                                                1994       (AS RESTATED)  (AS RESTATED)
                                                                ----       -------------  -------------
Cash flows from financing activities:
     Notes payable                                                   0               0         210,384
     Payments on notes payable                                (388,359)       (259,377)       (405,532)
     Sale of stock                                           5,371,959               0         393,132
                                                          ------------    ------------    ------------
         Net cash provided (used) by
              financing activities                           4,983,600        (259,377)        197,984
                                                          ------------    ------------    ------------
Net increase (decrease) in cash and
     cash equivalents                                      (14,494,173)      9,726,068       5,451,080
                                                          ------------    ------------    ------------
Cash and cash equivalents at
     beginning of year                                      18,754,060       9,027,992       3,576,912
                                                          ------------    ------------    ------------
Cash and cash equivalents
     at end of year                                       $  4,259,887    $ 18,754,060    $  9,027,992
                                                          ============    ============    ============


     Supplemental disclosures of cash flow information:

                                                     1994         1993        1992
                                                     ----         ----        ----
Cash paid during the year for:
     Interest                                    $   61,304   $   88,184   $   89,806
                                                 ==========   ==========   ==========
     Income taxes                                $2,957,724   $  785,915   $1,610,000
                                                 ==========   ==========   ==========

Supplemental disclosures of noncash investing activities (see also Note 9):

The Company exchanged 1,000 shares of treasury stock for equipment valued at $6,942 in 1992.

The Company foreclosed on certain mortgage loans on real estate during 1993 in the amount of $216,217. Such amount, if any, is reported with other long-term investments in the consolidated balance sheets if the property was owned at December 31.

See accompanying notes to consolidated financial statements.

                         CITIZENS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1993, AND 1992


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    BASIS OF PRESENTATION

              The consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), formerly Continental Investors Life, Inc., incorporated in the state of Colorado on November 8, 1977 and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc.
              (CTI), formerly Continental Leasing Company, and Insurance Investors, Inc. (III). Citizens and its subsidiaries are collectively referred to as "the Company." All significant intercompany accounts and transactions have been eliminated.

              The Company's financial statements have been prepared in conformity with generally accepted accounting principles using accounting policies predominantly followed by the insurance industry. The differences between the Company's statutory financial statements, prepared for regulatory authorities, and these consolidated financial statements prepared in accordance with generally accepted accounting principles are described in note 7.

       (b)    INVESTMENTS, OTHER THAN AFFILIATES

              Investments are shown on the following basis:

              1. Fixed maturities, primarily consisting of bonds which the Company has the ability and intent to hold to maturity are considered held for investment and carried at amortized cost. Fixed maturities which may be sold prior to maturity to support the Company's investment strategies are considered held as available for sale and carried at the lower of the aggregate amortized cost or market value as of the balance sheet date.


              2. Equity securities include non-redeemable preferred stock and are reported at fair market value at December 31, 1994. At December 31, 1993, such securities included investments in common stock and non redeemable preferred stock and were reported at fair market value..


              3. Mortgage loans on real estate, policy loans, and guaranteed student loans are reported at unpaid principal balances less an allowance for uncollectible amounts, if any.

              4. Other long-term investments consist primarily of real estate which is reported at cost not to exceed fair market value net of accumulated depreciation.

              5. Short-term investments consist of Treasury Bills with a maturity of ninety days or less and are carried at cost, which approximates market.

              Unrealized appreciation (depreciation) of equity securities and fixed maturities held for sale is shown as a separate component of stockholders' equity, net of tax in 1994, and is not included in the determination of net income.

              Costs of investments sold are determined using the specific identification method. Net realized gains and losses are included in other income and expenses as incurred.

              The Company has assets with a carrying value of $4,021,000 at December 31, 1994 on deposit with various state regulatory authorities to fulfill statutory requirements.

       (c)    PREMIUM REVENUE AND RELATED EXPENSES

              Premiums on life and accident and health policies are reported as earned when due or, for short duration contracts, over the contract periods. Benefits and expenses are associated with earned premiums so as to result in recognition of profits over the estimated life of the contracts. This matching is accomplished by means of provisions for future benefits and the capitalization and amortization of deferred policy acquisition costs.

              Annuities are accounted for in a manner consistent with accounting for interest bearing financial instruments. Premium receipts are not reported as revenues but rather as deposits to annuity contracts.

       (d)    DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

              Acquisition costs, consisting of commissions and policy issuance and underwriting expenses which relate to and vary with, the production of new business are deferred. These deferred policy acquisition costs are amortized primarily over the estimated premium paying period of the related policies in proportion to the ratio of the annual premium recognized to the total premium revenue anticipated using the same assumptions as were used in computing liabilities for future policy benefits

              The Company uses the factor method to determine the amount of costs to be capitalized and the ending asset balance. During 1994, the factors used to determine costs capitalized were modified to more accurately reflect the costs attributable to each issue year. The capitalized costs and amortized costs for each year presented have been reclassified to reflect this factor revision. This reclassification did not change the ending asset balance for any year nor did it change the net impact on earnings in any year. The method followed in computing deferred policy acquisition costs limits the amount of such deferred cost to their estimated realizable value.

              The value of insurance acquired in the Company's various acquisitions, which is included in cost of insurance acquired in the accompanying consolidated financial statements, was determined based on the present value of future profits discounted at a risk rate of return. The cost of insurance acquired is being amortized over 30 years in proportion to the profit over the lives of the related policies.

       (e)    POLICY LIABILITIES AND ACCRUALS

              Future policy benefit reserves have been computed by the net level premium method with assumptions as to investment yields, dividends on participating business, mortality and withdrawals based upon the Company's and industry experience, which provide for possible unfavorable deviation (see note 4).

              Annuity benefits are carried at accumulated contract values based on premiums paid by participants, annuity rates of return ranging from 2.5% to 7% (primarily at 5.5%) and annuity withdrawals.

              Premium deposits accrue interest at rates ranging from 3.5% to 8.25% per annum. Premiums are credited to income when due and accrued interest is credited annually to the deposit account.

              Policy and contract claims are based on case-basis estimates for reported claims, and on estimates, based on experience, for incurred but unreported claims and loss expenses.

       (f)    EXCESS OF COST OVER NET ASSETS ACQUIRED

              The excess of cost over the fair value of net assets acquired in the 1989 merger with Equities International Life Insurance Co. and the 1992 acquisition of the net assets of First Centennial Corporation (FCC) are amortized on a straight-line basis over 20 years.

       (g)    PARTICIPATING POLICIES

              At December 31, 1994, participating business approximated 87% of life insurance in force and premium income. At December 31, 1993, participating business approximated 86% of life insurance in force and premium income. The amount of dividends to be paid is determined annually by the Board of Directors.

       (h)    EARNINGS PER SHARE

              Earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The effects of outstanding stock options and warrants have not been included in the calculations because they are either not material or are antidilutive. The weighted average shares outstanding for the years ended December 31, 1994, 1993 and 1992 were 16,882,164, 16,672,514, and 16,205,026, respectively.


       (i)    INCOME TAXES

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

              The Company adopted Statement 109 in 1993 and has applied the provisions of Statement 109 retroactively to January 1, 1991. The cumulative effect of the change in the method of accounting for income taxes as of January 1, 1991 is reported separately in the 1991 consolidated statement of earnings (see notes 7 and 12).

       (j)    ACCOUNTING PRONOUNCEMENTS

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

              The Company adopted Statement 113 in the first quarter of 1993 and has restated prior year financial statements for the gross reporting provisions. There was no impact on the consolidated financial statements due to implementation of the risk transfer provisions.

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

              In May 1993, the FASB issued Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). Statement 115 requires the classification of debt and equity securities as held to maturity, trading or available for sale based on established criteria. Held to maturity debt securities will be carried at amortized cost while trading and available for sale securities will be carried at fair value. Unrealized holding gains and losses for trading securities will be included in earnings. Unrealized holding gains or losses for available for sale securities will be included as a component of equity on a net of tax basis. The Company adopted Statement 115 on January 1, 1994. The impact on the consolidated stockholders' equity due to the implementation was $690,388 relating to the unrealized gains on the available for sale portfolio, net of tax expense.

       (k)    CASH EQUIVALENTS

              The Company considers as cash equivalents all securities whose duration does not exceed three months at the date of acquisition. These securities are reflected as short-term investments in the accompanying consolidated financial statements.

       (l)    RECLASSIFICATIONS

              Certain reclassifications have been made to the 1992 and 1993 amounts.

       (m)    DEPRECIATION

              Depreciation is calculated on a straight line basis using estimated useful lives ranging from 3 to 10 years. Leasehold improvements are depreciated over the estimated life of 30 years.

(2)    INVESTMENTS

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

              The amortized cost and estimated market values of investments in debt securities as of December 31, 1994 and 1993, respectively, are as follows:

                                                                                 1994
                                              ------------------------------------------------------------------------
                                                                     GROSS            GROSS           ESTIMATED
                                                   AMORTIZED      UNREALIZED        UNREALIZED          MARKET
                                                      COST           GAINS            LOSSES            VALUE
                                                      ----           -----            ------            -----
Fixed maturities held for investment:
     US Treasury securities and
       obligations of US government
         corporations and agencies             $18,192,415         $         0      $3,552,415          $   14,640,000
     Public Utilities                              111,265                   0           9,665                 101,600
     Corporate securities                          111,346                   0           6,046                 105,300
                                               -----------         -----------      ----------          --------------
              Total                            $18,415,026                   0      $3,568,126          $   14,846,900

Fixed maturities available for sale:
     US Treasury securities and
       obligations of US government
         corporations and agencies             $56,214,724         $    67,569      $4,489,231          $   51,793,062
     US Government guaranteed
       mortgage backed securities              4,834,446               229,312         283,056               4,780,702
                                               -----------         -----------      ----------          --------------

              Total                            $                   $   296,881      $                   $

                                               ===========         ===========      ==========          ==============
                                                61,049,170                           4,772,287              56,573,764
                                               ===========                          ==========          ==============



                                                                                1993
                                                                            (AS RESTATED)
                                               ----------------------------------------------------------------------
                                                                      GROSS             GROSS            ESTIMATED
                                                  AMORTIZED        UNREALIZED        UNREALIZED           MARKET
                                                    COST              GAINS            LOSSES              VALUE
                                                    ----              -----            ------              -----
Fixed maturities held for investment:
     US Government guaranteed
         mortgage backed securities             $    2,532,147     $    32,807      $      17,672      $    2,547,282
                                                --------------     -----------      -------------      --------------
              Subtotal                               2,532,147          32,807             17,672           2,547,282

Fixed maturities available for sale:
     US Treasury securities and
       obligations of US government
         corporations and agencies              $   50,792,810     $   932,366      $   1,273,606      $   50,451,570
     Public Utilities                                  160,990           4,550              1,440             164,100
     Corporate securities                              111,397             162              2,959             108,600
                                                --------------     -----------      -------------      --------------
              Subtotal                              51,065,197         937,078          1,278,005          50,724,270
                                                --------------     -----------      -------------      --------------

              Total                             $   53,597,344     $   969,885      $   1,295,677      $   53,271,552
                                                ==============     ===========      =============      ==============


       The amortized cost and estimated market value of fixed maturities at December 31, 1994, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      FIXED MATURITIES HELD FOR INVESTMENT

                                                  AMORTIZED               ESTIMATED
                                                     COST                MARKET VALUE
                                                     ----                ------------
Due in one year or less                                   -                       -
Due after one year through five years                     319                     -
Due after five years through ten years                 10,006                   7,600
Due after ten years                                18,404,701              14,839,300
                                                -------------           -------------
                                                   18,415,026              14,846,900
US Government guaranteed
     mortgage-backed securities                           -                       -
         Totals                                 $  18,415,026           $  14,846,900
                                                =============           =============

                                      FIXED MATURITIES AVAILABLE FOR SALE

                                                  AMORTIZED               ESTIMATED
                                                     COST                MARKET VALUE
                                                     ----                ------------
Due in one year or less                         $   5,622,413           $   5,609,362
Due after one year through five years              23,938,206              22,872,000
Due after five years through ten years              7,169,234               6,397,700
Due after ten years                                19,484,871              16,914,000
                                                -------------           -------------
                                                   56,214,724              51,793,062
US Government guaranteed
     mortgage-backed securities                     4,834,446               4,780,702
                                                -------------           -------------
         Totals                                 $  61,049,170           $  56,573,764
                                                =============           =============

       The Company had no investments in any one entity which exceeded 0.5% of stockholders' equity at December 31, 1994.

       The Company's investment in mortgage loans is concentrated 53.6% in Colorado, 33.9% in Texas and 12.5% in other states as of December 31, 1994.

       Major categories of investment income are summarized as follows:

                                                                          YEAR ENDED DECEMBER 31
                                                       -----------------------------------------------------------
                                                             1994                  1993                  1992
                                                             ----                  ----                  ----
Investment income on:
     Fixed maturities                                  $     4,045,481       $     3,635,469         $   2,699,135
     Equity securities                                               0                 2,099                 6,423
     Mortgage loans on real estate                             242,331               367,342               319,515
     Policy loans                                            1,001,939               943,373               821,759
     Short-term investments                                    123,119                81,712               302,121
     Other                                                     795,352               413,552               353,913
                                                       ---------------       ---------------         -------------
                                                             6,208,222             5,443,547             4,502,866
Investment expenses                                            912,438               672,468               573,371
                                                       ---------------       ---------------         -------------
Net investment income                                  $     5,295,784       $     4,771,079         $   3,929,495
                                                       ===============       ===============         =============

       Equity securities of $1,892 and $136,233, mortgage loans of $30,665 and $-0-, and other long-term assets of $448,763 and $415,384 held by the Company as of December 31, 1994 and 1993, respectively, did not produce income during the preceding 12 months.

       Proceeds from available for sale securities in 1994, 1993 and 1992 were $13,152,225, $83,532,049, $105,150,335, respectively. Gross realized gains and losses on such sales were $645,912 and $420,119, respectively, for the year ended December 31, 1994, and $2,737,133 and $250,471, respectively, for the year ended December 31, 1993 and $1,586,770 and $2,457,430, respectively, for the year ended December 31, 1992. Realized and unrealized gains (losses) on investments are as follows:

                                                                         YEAR ENDED DECEMBER 31
                                                         ---------------------------------------------------------
                                                             1994                 1993                  1992
                                                             ----                 ----                  ----
Realized gains (losses):
     Fixed maturities                                    $     281,052        $   2,443,730          $   1,446,458
     Equity securities                                         (67,309)                   0                 54,768
     Other                                                    (223,099)            (322,893)                  (477)
                                                         -------------        -------------          -------------
         Net realized gains (losses) on
           investments                                          (9,356)           2,120,837              1,500,749
Changes in unrealized gains (losses)
     on investments, net of tax benefits
     in 1994                                                (2,618,223)            (298,817)                 3,485
                                                         -------------        -------------          -------------
         Net gains on investments                        $  (2,627,579)       $   1,822,020          $   1,504,234
                                                         =============        =============          =============
Changes in unrealized gains (losses)
     on fixed maturities during the year,
     net of tax benefits in 1994                         $  (2,604,289)      ($     718,452)         $  (2,434,969)
                                                         =============        =============          =============

(3)    COST OF INSURANCE ACQUIRED

       Cost of insurance acquired is summarized as follows:

                                                               YEAR ENDED DECEMBER 31
                                                --------------------------------------------------------
                                                     1994                 1993                  1992
                                                     ----                 ----                  ----
 Balance at beginning of period                 $   2,692,389        $   3,065,986         $     472,695
 Purchase of FCC                                            0                    0             2,797,723
 Interest                                             198,121              270,334               119,595
 Amortization                                        (618,644)            (643,931)             (324,027)
                                                -------------        -------------         -------------
 Balance at end of period                       $   2,271,866        $   2,692,389         $   3,065,986
                                                =============        =============         =============

       Accretion of interest on cost of insurance acquired is calculated based on the rates of interest used in setting the related policy reserves. These rates range from 6 -1/2% to 8 -1/2%.

       Estimated amortization in each of the next five years is as follows. Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

          1995              $126,406
          1996               127,387
          1997               125,729
          1998               116,070
          1999                93,958
          Thereafter       1,682,316

(4)    FUTURE POLICY BENEFIT RESERVES

       In applying purchase accounting to the future policy benefit reserves acquired through mergers prior to FCC, the Company calculated future policy benefits using reasonable assumptions as of the date of each merger. Future policy benefits calculated under these assumptions approximate 13.4% of such reserves reflected in the December 31, 1994 consolidated balance sheet.

       In applying purchase accounting to the FCC policy benefit reserves acquired in 1992, the Company determined that reserves as calculated under statutory accounting practices approximated the purchase accounting reserves. These reserves approximate 8.4% of total future policy benefit reserves in the consolidated balance sheet as of December 31, 1994. The remaining future policy benefits are calculated using reasonable assumptions at date of issue.

       The significant assumptions used to determine the future policy benefit reserves are set forth below:

                                                                      1992
                                     PRIOR MERGERS                   MERGER                       OTHER
                                     -------------                   ------                       -----
Valuation interest rate                7.5% level                      6.5%                        4-9%


Mortality                           1965-70 Modified               1975-80 ALB              1955-60 and 1965-70
                                   Select & Ultimate            Select & Ultimate            Modified Select &
                                                                                                  Ultimate

Withdrawals                        Company experience                  ---                  Company experience,
                                                                                             100% and 150% of
                                                                                                 Linton A

(5)    REINSURANCE

       The Company cedes all risks generally in excess of $75,000 per insured to other companies through yearly renewable term insurance or coinsurance contracts. Risks are reinsured with other companies to permit the recovery of a portion of any direct losses. The Company remains contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

       At December 31, 1994 and 1993, life insurance in force aggregating approximately $384,794,000 and $462,775,000, respectively, was assumed and $285,104,000 and $303,727,000, respectively, was ceded to other insurance companies out of a total in force of approximately $2,144,709,000 and $2,030,615,000, respectively. Premiums assumed were approximately $541,000, $1,106,000, and $467,000 in the years ended December 31, 1994, 1993 and 1992, respectively. Premiums ceded were approximately $2,310,000, $1,939,000, and $1,487,000 in the years ended
       December 31, 1994, 1993 and 1992, respectively. Claims and surrenders assumed were approximately $530,000, $1,083,000 and $455,000 and claims and surrenders ceded were approximately $2,080,000, $994,000 and $468,000 in the years ended December 31, 1994, 1993 and 1992, respectively.


       Amounts paid for reinsurance contracts are recorded as reinsurance receivables. The cost of reinsurance related to long duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(6)    NOTES PAYABLE

       Notes payable as of December 31, 1994 and 1993 consist of:

                                                                                       1994              1993
                                                                                       ----              ----
Note payable to bank, 7%, dated June 20, 1988, payable in nine annual installments of $66,667 beginning June 30, 1989, with remainder due June
    30, 1998.                                                                      $     600,000     $     666,667

Note payable to bank, prime minus 2%, (4.0% at December 31, 1993) dated July 28,
    1993, payable in four quarterly installments of $27,530 beginning October
    28, 1993, with remainder due January 28, 1995.                                            --           137,640

Note payable to bank, prime (8.75% at December 31, 1994) dated June 30, 1992, payable in monthly installments of $3,506 plus interest beginning July 30,
    1992.                                                                                105,191           149,805


Other obligations                                                                          7,182           146,620
                                                                                   -------------     -------------
                                                                                   $     712,373     $   1,100,732
                                                                                   =============     =============

       The first note payable to bank is secured by 419,666 shares of Citizens, Inc., Class A common stock owned by Harold E. Riley, proceeds from two life insurance policies and proceeds from the surplus debenture between CICA and Citizens, Inc.

       The second note payable to bank, which was paid off in December, 1994, was secured by the same 419,666 shares of Citizens, Inc. Class A common stock as the first note.

       The third note payable to bank is secured by computer equipment and a partial assignment of the proceeds of an information systems and management agreement.

       The other obligations consist of notes principally secured by real estate, due on varying dates from 1994 to 1995. The notes generally bear interest ranging from eight percent to nine percent.

(7)    STOCKHOLDERS' EQUITY AND RESTRICTIONS

       Approximately $9,500,000 of consolidated stockholders' equity at December 31, 1994 represented net assets of the Company's insurance subsidiary that are restricted as to their distribution to the Company. In addition, the Company's insurance subsidiary is required to maintain a minimum total statutory capital and surplus of $2,037,000. The net assets of the Company's insurance subsidiary available for transfer to the parent company are limited to the amounts that the insurance subsidiary's net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends may be subject to approval by regulatory authorities.

       In order to meet insurance regulatory financial reporting requirements for various states, net income and stockholders' equity, which reflect the effects of the mergers discussed in note 9 as reported by the Company's insurance subsidiary in accordance with statutory accounting practices, for the years ended December 31, 1994, 1993 and 1992 are shown in the accompanying consolidated financial statements as follows:

                                                       NET INCOME FOR YEAR                         STOCKHOLDERS' EQUITY
                                                        ENDED DECEMBER 31,                            AT DECEMBER 31,
                                           --------------------------------------------          -------------------------
                                                              1993             1992                                1993
                                           1994          (AS RESTATED)    (AS RESTATED)          1994         (AS RESTATED)
                                           ----          -------------    -------------          ----         -------------
Statutory                              ($ 1,887,050)     ($   275,087)     ($   586,882)     $  9,560,117      $  6,241,177
Adjustments:
Future policy benefit reserves             (912,159)          (86,964)         (314,524)       (3,649,054)       (2,736,895)
Due and deferred premiums                  (436,001)         (881,904)         (649,058)       (5,162,785)       (4,719,904)
Deferred policy acquisition costs         5,924,456         7,016,663         6,258,562        34,537,464        28,613,008
Cost of insurance acquired                 (420,523)         (373,597)         (204,431)        2,271,866         2,692,389
Excess of cost over net assets
acquired                                   (185,964)         (139,022)         (109,045)        3,344,844         2,347,261
Participating dividend and
endowment provision                         (68,935)         (154,508)         (548,537)       (1,199,138)       (1,188,858)
Investment in Citizens, Inc.                      0                 0                 0        (8,562,201)       (8,008,040)
Asset valuation reserve                           0                 0                 0         2,498,488         2,346,410
Interest maintenance reserve                239,172         1,337,141           822,178         2,012,099         2,159,319
Surplus debentures                                0                 0                 0          (564,566)         (666,667)
Federal income tax expense                2,577,643          (907,066)         (692,971)          455,292        (1,903,535)
Other, net                                 (835,906)           68,781          (242,664)       (1,365,124)        2,421,293
                                       ------------                        ------------      ------------
Insurance subsidiary                      3,994,733         5,466,875         3,732,628        34,177,302        27,596,958
Non-insurance entities                      179,825            59,518           175,324           878,071           417,746
                                       ------------                                          ------------      ------------
On the basis of generally accepted
accounting principles                  $  4,174,558      $  5,526,393      $  3,907,952      $ 35,055,373      $ 28,014,704
                                       ============      ============      ============      ============      ============

(8)    STOCK OPTIONS

       During 1989, the Company entered into an agreement granting Stephen B. Booke, a financial public relations consultant providing services to the Company, the right and option to purchase 100,000 shares of Class A no par common stock of the Company at $2.50 per share, the fair market value of the common stock at the date of the agreement. Such option is for authorized but unissued shares at the date of the agreement. The option which would have expired on February 8, 1994 was extended for an additional 30 months during 1993. As a result, the Company recognized compensation expense of $425,000 in 1993 which represents the amount the market value at the date of extension exceeded the option price. The 10-K originally filed by the Company did not reflect this expense, therefore, the 1993 financial statements have been restated to reflect the compensation expense described above. This restatement resulted net of tax in a decrease in net income and net income per share of $280,500 and $.01 per share, respectively. Transfer of this option is limited by the agreement. As of December 31, 1994, no options had been exercised.

(9)    ACQUISITION AND PROPOSED ACQUISITION AND MERGER

       On February 27, 1992, Citizens entered into a definitive Plan and Agreement of Exchange (the Plan) with First Centennial Corporation (FCC), a Colorado life insurance holding company, to acquire the net assets of FCC in exchange for Citizens Class A common stock. The exchange ratios for the classes of FCC stock were determined based upon the ratio of FCC's adjusted book value per share to Citizens' adjusted book value per share. After approval by the respective Boards of Directors of FCC and Citizens, the shareholders of FCC and the Colorado Division of Insurance, the acquisition was consummated on July 31, 1992, with the issuance of 754,950 Citizens Class A shares. In accordance with the provisions of the Plan, the effective date of the acquisition was June 30, 1992. The acquisition was accounted for as a purchase on Citizens' books.

       Assets received and liabilities assumed were as follows on June 30, 1992:

        Fair value of assets acquired                       $ 19,737,232
        Liabilities assumed                                   17,743,234
                                                            ------------
            Fair value of net assets acquired               $  1,993,998
                                                            ============

       The excess of cost over net assets acquired in the amount of $3,281,454 has been recorded as of June 30, 1992. The cost of this acquisition is established as the fair market value of the Class A stock issued, $5,275,452.

       The pro forma unaudited results of operations for the years ended December 31, 1992 and 1991, assuming the purchase of FCC had been consummated as of the beginning of fiscal 1991, are presented below. Adjustments have been made for amortization of amounts assigned to the fair value of historical assets. It is assumed in the pro-forma earnings per share calculations that the shares issued in connection with the FCC acquisition were outstanding from the beginning of the period presented. (Stated in thousands other than per share amounts.)

                                             1992                1991
                                             ----                ----
Revenue                                     $   35,074        $   31,339
                                            ==========        ==========
Net income                                  $    3,494        $    4,088
                                            ==========        ==========
Net income per share                        $      .22        $      .25
                                            ==========        ==========

             On December 9, 1994, Citizens announced that it had signed definitive written agreements for the acquisition of (i) American Liberty Financial Corporation, a Baton Rouge, Louisiana based life insurance holding company and (ii) Insurance Investors & Holding Co., a Peoria, Illinois based life insurance holding company.

             The American Liberty agreement provides that following the acquisition by Citizens, American Liberty shareholders will receive
             1.10 shares of Citizens' Class A Common Stock for each share of American Liberty Common Stock owned and 2.926 shares of Citizens' Class A Common Stock for each one share of American Liberty Preferred Stock owned. Citizens expects to issue approximately 2.3 million Class A shares in connection with the transaction, which will be accounted for as a purchase. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on the Citizens' system. The agreement is subject to approval by American Liberty's shareholders and regulatory authorities.


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

             Management's estimate of the impact of applying purchase accounting, as if the two acquisitions had occurred as of January 1, 1994, is presented below. The unaudited pro forma financial information is not necessarily indicative either of the results of operations that would have occurred had the acquisition been consummated at the beginning of 1994 or of future results of operations of the consolidated entities.

            PRO-FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION
            ------------------------------------------------------
                            (AMOUNTS IN THOUSANDS)

                     PRO-FORMA CONSOLIDATED BALANCE SHEET

                              DECEMBER 31, 1994

                                 (UNAUDITED)

                                       HISTORICAL                                             PURCHASE
                                      CITIZENS INC         HISTORICAL     HISTORICAL        ADJUSTMENTS
                ASSETS                    AND               ALFC AND      INSURANCE             AND                     PRO-FORMA
                                      SUBSIDIARIES        SUBSIDIARIES    INVESTORS         ELIMINATIONS               CONSOLIDATED
                                      ------------        ------------    ----------        ------------               ------------
Long term Investments                   $ 93,829             14,532          2,116               (1,328) (a)             109,149
Short term Investments                         0                 76              0                                            76
      Total Investments                   93,829             15,296          2,173               (1,328)                 109,913

Cash                                       4,259                682            207                                         5,148
Other receivables                          1,593                487              0                                         2,080
Accrued investment
  income                                   1,570                307             27                                         1,904
Deferred policy
  acquisition costs                       34,537              6,950             51              (6,493) (b)               35,045
Cost of insurance
  acquired                                 2,272                  0              0               6,106  (c)                8,378

Other intangible assets                                                                          1,869  (d)                1,869
- -----------------------
Excess of cost over net
  assets acquired                          3,345                  0              0               8,336  (e)               11,681

Deferred taxes                             1,521              1,831              0                (858) (g)                2,494

Other assets                               6,872                763              1                                         7,636

         Total Assets                    149,798             26,316          2,402               7,632                   186,148

                                DECEMBER 31, 1994
                                   (UNAUDITED)

                                    HISTORICAL                                                  PURCHASE
         LIABILITIES AND           CITIZENS INC        HISTORICAL         HISTORICAL          ADJUSTMENTS
          STOCKHOLDERS'                AND              ALFC AND           INSURANCE               AND                PRO-FORMA
             EQUITY                SUBSIDIARIES       SUBSIDIARIES         INVESTORS           ELIMINATIONS          CONSOLIDATED
             ------                ------------       ------------        ----------          -------------          ------------
Future policy benefit
  reserves                              101,755            14,185             785                692  (f)               117,417
Other policyholder
  liabilities                             8,310             1,754             293                                        10,357
Other liabilities                         3,965               374              30                                         4,369
Notes payable                               712                 0             268                                           980
Deferred tax liability                        0             1,870               0             (1,870) (h)                     0
Minority interest                             0                15              93               (111) (h)                    (3)
                                        -------            ------           -----              ------                   -------
     Total liabilities                  114,742            18,198           1,469             (1,289)                   133,120

Class A common stock                     21,457               262             819             17,423  (h)                39,961
Class B common stock                        283                 0              47                (47) (h)                   283
Preferred stock                               0               262               0               (262) (h)                     0
Additional Paid-in
  capital                                     0             6,019             576             (6,595) (h)                     0
Unrealized loss on
  investments                            (2,970)                0             (22)                19  (h)                (2,973)
Retained earnings                        18,467             1,575            (478)            (1,626) (h)                17,938
                                        -------            ------           -----              ------                   -------
                                         37,237             8,118             942              8,912                     55,209
Treasury stock                           (2,181)                0              (9)                 9                     (2,181)
                                        -------            ------           -----              ------                   -------
    Total stockholders'
           equity                        35,056             8,118             933              8,921                     53,028
                                        -------            ------           -----              ------                   -------
   Total liabilities and
    stockholders' equity                149,798            26,316           2,402              7,632                    186,148

                 PRO-FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                   (UNAUDITED)

                                        HISTORICAL                                            PURCHASE
                                       CITIZENS INC        HISTORICAL     HISTORICAL        ADJUSTMENTS
                                           AND              ALFC AND      INSURANCE             AND                   PRO-FORMA
                                       SUBSIDIARIES       SUBSIDIARIES    INVESTORS         ELIMINATIONS            CONSOLIDATED
                                       ------------       ------------    ----------        ------------            ------------
Revenues:

Premiums                                 $43,861             7,698              53                                     $51,612
Net investment income                      5,296             1,026             108                                       6,430
Other                                         55               189               0                                         244
                                         -------             -----             ---                                     -------
       Total revenues                     49,212             8,913             161                                      58,286

Benefits and Expenses

Policy benefits                           31,301             4,975              93                                      36,369
Commissions                               12,382               513               0                                      12,895
Capitalization of DAC                    (13,128)           (1,166)              0                658  (b)             (13,636)
Amortization of DAC                        7,204             1,453               4             (1,385) (b)               7,276
Amortization of cost
 of insurance acquired                       421                 0               0                611  (c)               1,032
Amortization of other
  intangibles                                                                                     207  (d)                 207
Amortization of excess
  of cost over net assets
  acquired                                   186                 0               0                438  (e)                 624
Other expenses                             5,079             3,688             192                                       8,959
                                         -------             -----             ---                                     -------
     Total benefits and
          expenses                        43,445             9,463             289                529                   53,726
                                         -------             -----             ---                                     -------

Income before taxes                        5,767              (550)           (128)             (529)                   $4,560

Net income per share                                                                                                     $0.25

                                                                                                                           (i)

       EXPLANATION OF PRO-FORMA ADJUSTMENTS:

       (a) Adjustment necessary to record acquired fixed maturities at market value.


       (b) Deferred policy acquisition costs are reflected in the accompanying pro-forma financial statements as follows:

                       Historical Citizens                            $34,537
                       Reversed Historical ALFC and II                  7,001
                       Capitalization of post-purchase DAC                580
                       Amortization of post-purchase DAC                  (72)
                       Net DAC                                        $35,045

       (c) Establish cost of insurance acquired. Cost of insurance acquired represents the estimated present value of future profits in the acquired business This amount was calculated as the difference between ALFC's and II's historical future policy benefit reserves and the estimated gross premium reserve at March 31, 1995. The gross premium reserve was estimated assuming a level interest yield of 7%. Life mortality was based on appropriate multiples of the 1965-70 Select and Ultimate and the Ultimate Intercompany Table and withdrawals based on Linton B and BB tables as deemed appropriate based on individual life plan experience. Accident and health morbidity was based on multiples of 1974 Cancer tables, Stroke/Heart Attack Indemnity Table, 1985 NAIC Cancer Tables and published claim costs and withdrawals based on Linton C and CC Tables as deemed appropriate based on individual health plan experience. Cost of insurance acquired is being amortized in proportion to the profit over the lives of the respective policies.

       Cost of insurance acquired is presented in the accompanying pro-forma financial statements as follows:

                        Historical Citizens                            $2,272

                        ALFC and II cost of insurance capitalized       6,717

                        Interest accrued @ 7%                             470

                        Amortization of ALFC and II cost of insurance  (1,081)

                        Pro-forma cost of insurance

                        acquired                                       $8,378



       (d) Allocation of purchase price to identifiable intangible assets, net of amortization of $207,000. Identifiable intangible assets include state licenses and agency force and are being amortized over 10 years.

       (e) Excess of cost over net assets acquired was calculated as follows: (in thousands)

                                              ALFC              II                 TOTAL
           Acquisition of common stock      $17,575            929                18,504
           Estimated fair value of net
           assets acquired                   (8,790)          (940)               (9,730)
           Excess of cost (purchase
           price) over net assets acquired  $ 8,785            (11)                8,774

       The excess of cost over net assets acquired is being amortized over a 20-year period and is shown on the accompanying pro forma financial statements net of accumulated amortization of $438,000.

       (f) Revaluation of policy benefit reserves to reflect Company reserve assumption with regard to interest rates, lapse rates and surrenders.

       (g) Establish deferred taxes for basis differences between book and tax value of assets and liabilities at December 31, 1994.

       (h) Eliminate ALFC and II capital, minority interest, and retained earnings and record the cost of net assets acquired as increased capital of the Company due to the issuance of additional Class A common shares.

       (i) Calculated using estimated common shares outstanding of 19,433,080.


(10)   CONTINGENCIES

       The Company is a party to various legal proceedings incidental to its business. Contingent liabilities that might arise from litigation are not considered material in relation to the financial position of the Company.

       Reserves for claims payable are based on the expected claim amount to be paid after a case by case review of the facts and circumstances relating to each claim. A contingency exists with regard to these reserves until such time as the claims are adjudicated and paid.

       On April 1, 1991, the Company acquired a piece of property in Pflugerville, Texas with confirmed gas and liquid phase hydrocarbon contamination. The contamination was reported to the Texas Natural Resource Conservation Commission ("TNRCC") on April 17, 1990. Remediation began on the property on April 18, 1990 and was concluded in April, 1994. Through December 31, 1994, approximately $750,000 was incurred for remediation. Under the provision of Texas State law, the TNRCC will reimburse the Company up to $1 million per release of contaminants on the property for remediation. Currently, three releases have been found on the property. The Company contracted with a third party to perform the remediation. The contract with the third party provides that in the event costs are not reimbursed by TNRCC, the Company will not be required to remit payment for that amount to the contractor.

       The Company has not recorded an accrual related to this liability in its December 31, 1994 and 1993 financial statements as it believes it probable that the full cost of remediation will be reimbursed by the TNRCC. Any liability arising from damage to third party property is not covered by TNRCC; however no such liability is pending or threatened at December 31, 1994.

(11)   INTERNATIONAL SALES

       A significant portion of the Company's business is derived through sales in Latin America. Approximately 77%, 87%, 83% of premiums recorded in the 1994, 1993, and 1992 consolidated statements of operations, respectively, represent policies sold to residents of Central and South America. Sales in Argentina and Columbia represented approximately 49% and 23% of reported premiums in 1994, 43% and 23% in 1993, and 38% and 24% in 1992, respectively. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars paid in the U.S.

       The Company contracted with Negocios Savoy, S.A. ("Savoy"), a Panamanian Corporation, as the marketing manager for its international marketing operations prior to September, 1993. On September 1, 1993, the Company and Savoy mutually agreed to terminate the contract. Several International managers previously under contract with the Company assumed the role previously managed by Savoy. The international manager contract defines the commissions structure and other requirements of the relationship, including the responsibility of an international manager for all of its expenses and the subagents' debit balances.

(12)   INCOME TAXES

       As discussed in note 1, the Company adopted Statement 109 in 1993 and has applied the provisions of Statement 109 retroactively in January 1, 1991

       The financial statements for the year ended December 31, 1992 have been restated to comply with the provisions of Statement 109. The impact of applying Statement 109 resulted in a decrease of $93,359 in net income and a decrease of $0.01 in earnings per share for the year ended December 31, 1992.

       A reconciliation of Federal income tax expense computed by applying the Federal income tax rate of 34% to income before Federal income tax expense for the years ended December 31, 1994, 1993 and 1992 follows:

                                                                                1993               1992
                                                           1994            (AS RESTATED)      (AS RESTATED)
                                                           ----           -------------      -------------
Computed normal tax expense                            $   1,960,743      $   2,543,237      $   1,771,486
Small life insurance company deduction                      (437,489)          (446,313)          (577,856)
Decrease in beginning of the year
    balance of the valuation allowance
    for deferred tax assets                                        0           (286,422)                 0
Amortization of excess of costs over
    net assets acquired                                       63,228             47,267             40,641
Other                                                          5,850             95,946             68,031
                                                       -------------      -------------      -------------
Federal income tax expense                             $   1,592,332      $   1,953,715      $   1,302,302
                                                       =============      =============      =============

       Income tax expense for the years ended December 31, 1994, 1993 and 1992 consists of:

                                                     1993                1992
                              1994              (AS RESTATED)        (AS RESTATED)
                              ----              -------------        -------------
Current                   $   1,975,527         $   1,678,269        $     566,843
Deferred                       (383,195)              275,446              735,459
                          -------------         -------------        -------------
                          $   1,592,332         $   1,953,715        $   1,302,302
                          =============         =============        =============

       For the year ended December 31, 1993, a valuation allowance of $286,428 is included as a component of deferred income tax expense.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below.

                                                                                   1993
                                                              1994             (AS RESTATED)
                                                              ----             -------------
Deferred tax assets:
    Future policy benefit reserves                        $   9,930,982       $   7,950,367
    Net operating loss carryforwards                             89,249             230,019
    Investments, available for sale                           1,528,927                   0
    Other                                                       418,240             471,988
                                                          -------------       -------------
         Total gross deferred tax assets                     11,967,398           8,652,374
         Less valuation allowance                                     0                   0
                                                          -------------       -------------
         Net deferred tax assets                             11,967,398           8,652,374
                                                          -------------       -------------
Deferred tax liabilities:
    Deferred policy acquisition costs                         9,392,481           7,941,414
    Cost of insurance acquired                                  772,434             915,412
    Other                                                       281,187             186,374
                                                          -------------       -------------
         Total gross deferred tax liabilities                10,446,102           9,043,200
                                                          -------------       -------------
         Net deferred tax asset (liability)               $   1,521,297       $    (390,826)
                                                          =============       =============

       The Company and its subsidiaries have net operating losses at December 31, 1994 available to offset future taxable income of approximately $678,000 for Federal income tax and $400,000 for Federal alternative minimum tax purposes which expire through 2008. The net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code. As realization of the deferred tax asset is more likely than not, no valuation allowance is considered necessary as of December 31, 1994.

       At December 31, 1994, the Company had accumulated approximately $2,315,000 in its "policyholders' surplus account." This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated. No new additions will be made to this account. Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to the shareholder, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction. The Company does not anticipate any transactions that would cause any part of this amount to become taxable. However, should the balance at December 31, 1994 become taxable, the tax computed at present rates would be approximately $787,000.

(13)   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       The following table contains selected unaudited consolidated financial data for each quarter.

                                                                      1994
                                   -------------------------------------------------------------------------------
                                      FOURTH                THIRD                 SECOND                FIRST
                                     QUARTER               QUARTER                QUARTER              QUARTER
                                     -------               -------                -------              -------
Revenues                           $   13,752,088        $   13,526,681        $12,114,056           $   9,763,884
Expenses                               11,982,416            11,810,114         10,461,651               9,190,926
Other                                    (160,527)               74,999           (358,273)                499,090
Net income                                878,741             1,447,695            929,361                 918,761
Net income per share                         0.03                  0.09               0.06                    0.06

                                                                      1993
                                                                  (AS RESTATED)
                                   -------------------------------------------------------------------------------
                                      FOURTH                THIRD                 SECOND                FIRST
                                     QUARTER               QUARTER               QUARTER               QUARTER
                                     -------               -------               -------               -------
Revenues                           $   13,568,969        $   11,038,464        $   9,725,014         $   8,428,649
Expenses                               11,622,467             9,613,840            8,504,857             7,424,860
Other                                     338,960             1,346,395              255,299                62,258
Net income                              1,649,289             1,631,497            1,336,178               909,429
Net income per share                        0.10                   0.10                 0.08                  0.06

                                                                      1992
                                                                  (AS RESTATED)
                                   -------------------------------------------------------------------------------
                                      FOURTH                THIRD                 SECOND                FIRST
                                     QUARTER               QUARTER               QUARTER               QUARTER
                                     -------               -------               -------               -------
Revenues                         $    10,251,515         $   9,445,832         $   7,416,171         $   6,020,830
Expenses                               9,412,090             8,149,124             6,174,353             5,620,425
Other                                    606,050               139,867                (9,616)              695,597
Net income                               808,726               994,128             1,215,840               889,258
Net income per share                        0.05                  0.05                  0.07                  0.05

                                                                    SCHEDULE III

                         CITIZENS, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                                 BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1993

                                                                     1993
                                                    1994         (AS RESTATED)
                                                    ----         -------------
Assets

Investment in subsidiaries                      $ 32,246,248      $ 27,111,200
Accrued investment income                             26,589            28,489
Equity securities                                          0           136,183
Real estate                                          442,148           694,530
Cash                                                 972,320           441,246
Notes receivable (1)                                 726,028           777,050
Other assets                                         642,040           285,799
                                                ------------      ------------
                                                $ 35,055,373      $ 29,474,497
                                                ============      ============

Liabilities and Stockholders' Equity

Liabilities:
    Notes payable                               $    607,182      $    950,928
    Accrued expense and other                        271,992           508,865
                                                ------------      ------------
                                                $    879,174      $  1,459,793
Stockholders' equity:
    Common stock:
       Class A                                  $ 21,457,303      $ 15,985,344
       Class B                                       283,262           283,262
    Unrealized loss on equity securities of
       unconsolidated subsidiary                           0          (352,374)
    Retained earnings                             14,616,925        14,292,138
    Treasury stock                                (2,181,291)       (2,193,666)
                                                ------------      ------------
                                                  34,176,199        28,014,704
                                                ------------      ------------
                                                $ 35,055,373      $ 29,474,497
                                                ============      ============


(1) Eliminated in consolidation.


                 See accompanying independent auditor's report.

                         CITIZENS, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 1994 AND 1993 AND 1992

                                                                                   1993
                                                             1994              (AS RESTATED)             1992
                                                             ----              -------------             ----
Revenues:
    Management service fees (1)                           $6,749,976            $5,316,157            $4,933,410
    Investment income (1)                                    131,933               161,036               135,996
    Other                                                      7,691                   417                   511
                                                          ----------            ----------            ----------
                                                           6,889,600             5,477,610             5,069,917
                                                          ----------            ----------            ----------

Expenses:
    General                                               $6,189,677            $5,416,683            $4,757,325
    Interest                                                  20,583               106,403               101,080
    Federal income tax                                       263,917              (134,835)               33,073
    Capital gain (loss)                                     (147,691)                    0                     0
                                                          ----------            ----------            ----------
                                                          $6,326,486            $5,388,251            $4,891,478
                                                          ----------            ----------            ----------
Income (loss) before equity in income of
    unconsolidated subsidiaries                              563,114                89,359               178,439
Equity in income of unconsolidated
    subsidiaries                                           3,611,444             5,437,034             3,729,513
                                                          ----------            ----------            ----------
                   Net income                             $4,174,558            $5,526,393            $3,907,952
                                                          ==========            ==========            ==========

(1) Eliminated in consolidation.


                 See accompanying independent auditor's report.

                         CITIZENS, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                             1993
                                                          1994          (AS RESTATED)        1992
                                                          ----          -------------        ----
Cash flows from operating activities:
   Net income                                          $ 4,174,558      $ 5,526,393      $ 3,907,952
   Adjustments to reconcile net loss to net cash
       used by operating activities:
          Realized gains on sales of investments           313,796                0                0
          Depreciation                                      36,214           32,487           31,680
          Equity in net income of unconsolidated
              subsidiaries                              (8,984,819)      (5,420,150)      (3,729,513)
          Accrued expenses and other liabilities          (290,422)            ,504           94,575
          Amounts withheld as trustee                       53,549                0                0
          Accrued investment income                          1,900            3,004           50,493
          Other, net                                      (243,866)         351,152         (200,135)
                                                       -----------      -----------      -----------
             Net cash provided (used) by operating
                 activities                             (4,939,090)         494,390          155,052
                                                       -----------      -----------      -----------
Cash flows from investing activities:
   Sale of equity securities                               174,761                0                0
   Payments on notes receivable                             51,022           88,775           91,877
   Cash acquired in acquisition                                  0                0         (364,349)
   (Purchase) sale of real estate                          216,168           17,387          (29,155)
                                                       -----------      -----------      -----------
             Net cash provided (used) by investing
                 activities                                441,951          106,162         (301,627)
                                                       -----------      -----------      -----------
Cash flows from financing activities:
   Sale of treasury stock                                        0                0          393,132
   Sale of common stock                                  5,371,959                0                0
   Payment on notes payable                               (343,746)        (219,836)        (384,493)
   Payment on note payable to subsidiary                         0                0          212,134
                                                       -----------      -----------      -----------
             Net cash provided (used) by financing
                 activities                              5,028,213         (219,836)         220,773
                                                       -----------      -----------      -----------
Net increase in cash                                       531,074          380,716           74,198
Cash at beginning of year                                  441,246           60,530          (13,668)
                                                       -----------      -----------      -----------
Cash at end of year                                    $   972,320      $   441,246      $    60,530
                                                       ===========      ===========      ===========


                 See accompanying independent auditor's report.

                                                                     SCHEDULE VI

                         CITIZENS, INC. AND SUBSIDIARIES

                                   REINSURANCE

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                 CEDED             ASSUMED                          PERCENTAGE
                                              GROSS             TO OTHER          FROM OTHER           NET           OF AMOUNT
                                              AMOUNT           COMPANIES          COMPANIES           AMOUNT      ASSUMED TO NET
                                              ------           ---------          ----------          ------      --------------
Year ended December 31, 1994:
    Life insurance in force              $1,759,915,000     $  285,104,000     $  384,794,000     $1,859,605,000      20.7%
                                         --------------     --------------     --------------     --------------
    Premiums:
       Life insurance                        45,294,285          2,309,544            541,370         43,526,111       1.2%
       Accident and health insurance            259,378                128                  0            259,250         --
                                         --------------     --------------     --------------     --------------
    Total premiums                       $   45,553,663          2,309,672            541,370         43,785,361       1.2%
                                         ==============     ==============     ==============     ==============
Year ended December 31, 1993:
    Life insurance in force              $1,567,840,000     $  303,727,000     $  462,775,000     $1,726,888,000      26.8%
                                         ==============     ==============     ==============     ==============
    Premiums:
       Life insurance                        38,431,240          1,939,279          1,106,590         37,598,551       2.9%
       Accident and health insurance            284,656                146                  0            284,510       --
                                         --------------     --------------     --------------     --------------
    Total premiums                       $   38,715,896          1,939,425          1,106,590         37,883,061       2.9%
                                         ==============     ==============     ==============     ==============
Year ended December 31, 1992:
    Life insurance in force              $1,362,015,000        238,677,000        334,591,000      1,457,929,000      22.9%
                                         ==============     ==============     ==============     ==============
    Premiums:
       Life insurance                        29,904,911          1,486,531            467,011         28,885,391       1.6%
                                         --------------     --------------     --------------     --------------
       Accident and health insurance            316,547                152                -0-            316,395         --
                                         --------------     --------------     --------------     --------------
       Total premiums                        30,221,458          1,486,683            467,011         29,201,786       1.6%
                                         ==============     ==============     ==============     ==============


                 See accompanying independent auditor's report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      CITIZENS, INC.

Date:  June 29, 1995              By  /s/ Mark A. Oliver
                                      -----------------------------------------
                                      Mark A. Oliver, Executive Vice President,
                                      Chief Financial Officer and Secretary/
                                      Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each individual whose signature appears below hereby designates and appoints Harold E. Riley and Mark A. Oliver, and each of them, as such person's true and lawful attorney's-in-fact and agents (the "Attorneys-in-Fact") with full power of substitution and resubstitution, for each person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, which amendments may make such changes in this Annual Report on Form 10-K as either Attorney-in-Fact deems appropriate and to file therewith, with the Securities and Exchange Commission, granting unto such Attorneys-in-Fact and each of them, full power and authority to do and perform each and every act and think requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such Attorneys-in-Fact or either of them, in their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

by:  /s/ Mark A. Oliver                         by  /s/ Mark A. Oliver
- ---------------------------------               --------------------------------
Randall H. Riley, Director                      Harold E. Riley, Chairman of the
                                                Board and Director

by  /s/ Mark A. Oliver                          by  /s/ Mark A. Oliver
- ---------------------------------               --------------------------------
Ralph M. Smith, Director                        Joe R. Reneau, Director

by  /s/ Mark A. Oliver                          by  /s/ Mark A. Oliver
- ---------------------------------               --------------------------------
Flay F. Baugh, Director                         Timothy T. Timmerman, Director

by  /s/ Mark A. Oliver                          by  /s/ Mark A. Oliver
- ---------------------------------               --------------------------------
Rick D. Riley, Director                         Steve Shelton, Director

                                INDEX TO EXHIBITS


Exhibit No.           Description                      Page
- -----------           -------------------              ----
    22                Subsidiaries of the                79
                      registrant