Form 10-Q/A
period 1995-03-31
CITIZENS INC
filed 1995-07-03
CIK 24090

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q-A
                        AMENDMENT NO. 12

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

                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1. Financial Statements

                Balance   sheets,   March   31,   1995
               (Unaudited)                            3
                 and December 31, 1994

                Statements of Operations, Three-Months
                 Ended March 31, 1995
                 and 1994 (Unaudited)                 5

                Statements of Cash Flows, Three-Months
                 Ended March 31, 1995
                 and 1994 (Unaudited)                 6

                Notes to Financial Statements          8

        Item 2. Management's Discussion and Analysis
                 of Financial Conditions and Results
                 of Operations                        150

Part    Other Information                              2217
II.

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              March 31, 1995 and December 31, 1994


                                       (Unaudited)
                                        March 31,      December
                                          1995            31,
                                                         1994
Assets

Investments:

Fixed maturities held for investment,
at
    amortized cost (market              $18,407,        $18,415,
     $15,593,494                       225             026
    in 1995 and $14,846,900 in
     1994)
Fixed maturities available for sale,
at lower
    of cost or market (cost            57,856,473      56,573,764
     $60,373,145 in
    1995 and $61,049,170 in 1994
Equity securities, at market (cost
$23,329 in 1995 and 1994)              1,891           1,892
Mortgage loans on real estate (net of
reserve                                2,566,544       2,623,531
    of $145,080 in 1995 and 1994)
Policy loans                              15,683,910      15,220,005
Guaranteed student loans (net of
reserve of $10,000 in 1995 and 1994)   279,295         240,243
Other long-term investments               804,960         754,189
Short-term investments                            0               0
Total investments                       95,600,298      93,828,650

Cash                                      3,952,743       4,259,887
Prepaid reinsurance                       1,737,919       0
Reinsurance recoverable                   1,711,922       1,680,287
Other receivables                         1,430,454       1,592,607
Accrued investment income                 1,275,212       1,569,945
Deferred policy acquisition costs         35,190,936      34,537,464
Deferred Federal income taxes             889,305         1,521,296
Cost of insurance acquired                2,225,877       2,271,866
Excess of cost over net assets            3,298,354       3,344,844
acquired
Property, plant and equipment             4,591,998       4,694,022
Other assets                                572,342         496,736

Total assets                            $152,477,       $149,797,
                                      360             604



                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              March 31, 1995 and December 31, 1994


                                       (Unaudited)
                                        March 31,      December
                                          1995            31,
                                                         1994
Liabilities and Stockholders' Equity

Liabilities:

Future policy benefit reserves               $104,153     $101,754,
                                      ,479            835
Dividend accumulations                    2,892,800       2,899,573
Premium deposits                          1,612,280       1,648,697
Policy claims payable                     2,425,107       2,149,631
Other policyholders' funds                1,659,480       1,611,908

Total policy liabilities                112,743,146     110,064,644

Other liabilities                         1,560,539       1,671,892
Commissions payable                         619,091         916,886
Notes payable                               694,672         712,373
Federal income tax payable                        0       1,066,004
Amounts held on deposit                     237,127         310,432
Total liabilities                       115,854,575     114,742,231

Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 19,178,515 shares
issued in 1995 and 1994, including
shares in treasury of 2,198,175 in      21,457,303      21,457,303
1995 and 1994
Class B, no par value, 1,000,000
shares authorized, 621,049 shares          283,262         283,262
issued and outstanding in 1995 and 1994
Unrealized loss on investments          (1,676,064)     (2,970,597)
Retained earnings                       18,739,575      18,466,696
                                        38,804,076      37,236,664
Treasury stock, at cost                 (2,181,291)     (2,181,291)
Total stockholders' equity              36,622,785      35,055,373

Commitments and contingencies

Total liabilities and stockholders'   $152,477,360     $149,797,604
equity

   CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
           Three-Months Ended March 31, 1995 and 1994

                           (Unaudited)

                                         Three-months ended March
                                                  31,

                                          1995           1994
Revenues:
Premiums                                $9,273,129      $8,442,489
Annuity    and    Universal     Life        85,072          21,178
considerations
Net investment income                    1,503,937       1,300,217
                                        10,862,138       9,763,884

Other income and expenses:
Other income                                19,762          28,166
Realized    gains    (losses)     on       (31,017)        487,350
investments
Interest expense                           (17,152)        (16,426)
                                           (28,407)        499,090
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit        2,398,644       1,552,563
reserves
Policyholders' dividends                   455,565         438,660
Claims and surrenders                    4,314,556       4,362,646
Annuity expenses                            82,950         203,878
                                         7,251,715       6,557,747
Commissions                              2,464,168       2,092,044
Underwriting, acquisition and            1,342,986       1,067,623
insurance expenses
Capitalization of deferred policy       (2,543,469)     (1,582,616)
acquisition costs
Amortization of deferred policy          1,889,997         957,782
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net        92,479          98,346
assets acquired
                                        10,497,876       9,190,926

Income before federal income tax          $335,855      $1,072,048
Federal income tax:
Federal income tax expense                  62,972         153,287
Net Income                                $272,883        $918,761

Per Share Amounts:
Net income per share of common stock      $0.02          $0.06


                 CITIZENS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three-Months Ended March 31, 1995 and 1994

                           (Unaudited)

                                         Three-months ended March
                                                  31,

                                          1995           1994
Cash flows from operating
activities:
Net gain                                  $272,883        $918,761
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                  294,733          10,726
Deferred policy acquisition costs         (653,472)       (624,834)
Amortization of cost of insurance
acquired and excess cost over               92,479          98,346
 net assets acquired
Prepaid reinsurance                     (1,737,919)     (1,525,901)
Reinsurance recoverable                    (31,635)       (466,014)
Other receivables                          162,153        (229,512)
Property, plant and equipment              102,024        (308,359)
Future policy benefit reserves           2,398,644       1,552,563
Other policy liabilities                   279,858       1,549,237
Commissions payable and other             (595,590)       (472,402)
liabilities
Amounts paid out as trustee                (73,305)        (54,773)
Federal income tax payable              (1,066,004)       (636,713)
Other, net                              (1,275,915)       (798,109)

Net cash provided (used) by operating
activities                              (1,831,066)       (986,984)

Cash flows from investing
activities:
Maturity of fixed maturities             3,899,533          83,092
Sale of fixed maturities available for   7,444,040       9,883,787
sale
Purchase of fixed maturities available  (9,305,209)    (25,320,090)
for sale
Principal payments on mortgage loans        56,987         434,513
Net change in guaranteed student loans     (39,052)        (83,392)
Purchase of other long-term                (50,771)         (2,531)
investments
Increase in policy loans (net)            (463,905)       (142,600)

          Net cash used by
            investing activities
                                         1,541,623      (15,147,221)




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

Long term          $95,600   $14,519   $2,193    $(1,060) a    $111,252
Investments
Short term               0     1,021        0           0         1,021
Investments
     Total          95,600    15,540    2,193     (1,060)       112,273
  Investments

Cash                 3,953       607      132                     4,692
Other                1,430       683        0                     2,113
receivables
Accrued
investment           1,275       295       33                     1,603
  income
Deferred policy
acquisition         35,191     6,840       49     (6,349) b       35,731
costs
Cost          of
Insurance            2,226         0        0      5,906  c        8,132
  acquired
Excess  of  cost
over net assets      3,298         0        0      8,474  c       11,772
acquired
Other intangible         0         0        0      1,816  e        1,816
assets
Deferred taxes         889     1,752        0       (980) g        1,661
Other assets         8,616       757        2           0          9,375

  Total Assets    $152,478   $26,474   $2,409      $7,806       $189,167

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

Future   policy
benefit          $104,153    $14,084     $717       $559  f     $119,513
  reserves
Other
policyholder        8,590      1,806      363                    10,759
  liabilities
Other               2,417        339       33                     2,789
liabilities
Notes payable         695          0      296                       991
Deferred    tax         0      1,831        0    (1,831) h            0
liability
Minority                0         16       93      (109) h            0
interest
     Total        115,855     18,076    1,502    (1,381)        134,052
  liabilities

Class  A common    21,457        256      819    17,423  h       39,955
stock
Class  B common       283          0       47       (47) h          283
stock
Preferred stock         0        262        0      (262) h            0
Additional Paid-
in capital              0      6,024      576    (6,600) h            0

Unrealized loss
on investments     (1,676)         0     (18)         18 h      (1,676)
Retained           18,740      1,856    (508)     (1,353)h      18,733
Earnings
                   38,804      8,398      916      9,178        57,296
Treasury stock     (2,181)         0       (9)         9        (2,181)
     Total
 stockholders'     36,623      8,398      907      9,187        55,114
    equity

     Total
liabilities and  $152,478    $26,474   $2,409     $7,806      $189,167
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
Revenues:

Premiums            $9,358     $1,867      $14                  $11,239
Net   investment     1,487        285       23                    1,795
income
Other                 (11)         71        0         0             60
 Total revenues     10,834      2,223       37         0         13,094

Benefits     and
Expenses

Policy benefits      7,252        712       32                    7,996
Commissions          2,464          0        0                    2,464
Capitalization     (2,543)          0        0     (125) b       (2,668)
of DAC
Amortization  of     1,890        370        3     (281) b        1,982
DAC
Amortization  of
cost of insurance       92          0        0      200  c          292
acquired
Amortization  of
Other intangibles        0          0        0      102  d          102
Amortization  of
excess of cost over      0          0        0      110  e          110
net assets acquired
Other expenses       1,343        763       34         0          2,140
 Total benefits
      and           10,498      1,845       69         6         12,418
    expenses

Income    before      $336       $378    $(32)       $(6)          $676
taxes

Net  income  per                                                 $0.03
share                                                              (i)

   Explanation of pro-forma adjustments:

         (a) Adjustment necessary to record acquired fixed maturities at market value.

     (b) Deferred policy acquisition costs are reflected in the accompanying pro-forma financial statements as follows:

          Historical Citizens           $35,731
          Historical ALFC and II          6,889
            Historical DAC               42,080
          Reverse   historical   ALFC    (6,889)
          and II
          Capitalization   of   post-        125
          purchase DAC
          Amortization    of    post-        (92)
          purchase DAC
          Net DAC                        $35,731

     (c)  Establish cost of insurance  acquired.
          Cost of insurance acquired represents the estimatedpresent value of future profits in the acquired business This amount was calculated as the difference between ALFC's and II's historical future policy benefit reserves and the estimated gross premium reserve at March 31, 1995. The gross premium reserve was estimated assuming a level interest yield of 7%. Life mortality was based on appropriate multiples of the 1965-70 Select and Ultimate and the Ultimate Intercompany Table and withdrawals based on Linton B and BB tables as deemed appropriate based on individual life plan experience. Accident and health morbidity was based on multiples of 1974 Cancer tables, Stroke/Heart Attack Indemnity Table, 1985 NAIC Cancer Tables and published claim costs and withdrawals based on Linton C and CC Tables as deemed appropriate based on individual health plan experience. Cost of insurance acquired is being amortized in proportion to the profit over the lives of the respective policies.

          Cost   of  insurance  acquired  is  presented  in   the
          accompanying pro-forma financial statements as follows:

             Historical Citizens       $2,226

             ALFC   and  II  cost   of
             insurance capitalized      6,101

             Interest accrued @ 7%        105

             Amortization of ALFC  and
             II cost of insurance        (300)

             Pro-forma     cost     of
             insurance acquired        $8,132

     (d) Allocation of purchase price to identifiable intangible assets, net of amortization of $51,000. Identifiable intangible assets include state licenses and agency force and are being amortized over 10 years.

     (e) Excess of cost over net assets acquired was calculated as follows: (in thousands)


                               ALFC        II     TOTAL
       Acquisition      of
       common stock            $17,575       929   18,504
       Estimated      fair
       value of net assets      (8,583)     (940)  (9,523)
       acquired
       Excess   of    cost
       (purchase    price)
       over   net   assets      $8,992      (11)    8,981
       acquired

      The excess of cost over net assets acquired is being amortized over a 20-year period

      (f)  Revaluation  of policy benefit  reserves  to  reflect
           Company reserve assumptions with regard to interest rates, lapse rates and surrenders.

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

                             ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATIONS


Three-months ended March 31, 1995 and 1994

Net income for the three-months ended March 31, 1995 was $272,833 compared to $918,761 for the same period in 1994. Revenues increased to $10,862,1389,763,884, an increase of 11.2% over the first three months of 1994 when revenues were $9,763,884. The primary reasons for the lower earnings in 1995 were reduced levels of capital gains and higher reserve increases due to improved persistency on older blocks of business. Operating income (income before capital gains and federal income taxes) was $366,872 for the first quarter of 1995, compared to $582,698 for the same period in 1994.

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

Claims and surrenders expense decreased slightly from $4,362,646 at March 31, 1994 to $4,314,556 for the same period in 1995. Death claims decreased from $1,076,957 in 1994 to $852,512 in
1995. The decrease is primarily attributable to lower levels of claims on the block of Servicemen's Group Life Insurance business that the Company participates in; however, Management is pleased with the lack of increase in this area since the Company's block of business has grown dramatically in recent years without corresponding increases in claims. Surrender expense increased from $2,214,100 to $2,294,804. Management constantly monitors this activity to insure that the Company's persistency is holding at levels equal to or above assumptions. Thus far, the Company's persistency has exceeded the assumed levels. To illustrate the Company's persistency, when creating its products Citizens generally uses Linton Table B, an actuarial table that is considered to be the industry standard for persistency. Through 1994, the Company's first year persistency was at 99.4%, compared to 79.9% for Linton. Second year persistency was 88.8% for Citizens compared to 70.1% for Linton; third year was 81.1% compared to 62.9%; fourth year was 70.9% compared to 57.2%; and fifth year was 60.9% compared to 52.4% for Linton. Coupons and endowments increased to $992,785 in 1995 from $825,891 in 1994. Although this item increased 20.2% in 1995, Management is not concerned by the increase. The endowment benefits are factored into the premium much like dividends and therefor, the increase does not pose a threat to future profitability. Management expects to see further increases in this category in the future. The remaining components of claims and expenses, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $174,455 in 1995, compared to $245,698 in 1994.

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

One parcel of real estate acquired from HERMAR and still owned at March 31, 1995, was the site of a previous underground fuel line leak. HERMAR, having previously initiated action to abate the leak, had contracted with an environmental consulting firm to supervise and coordinate the remediation of any contamination at the site. Following the acquisition of HERMAR's assets, the Company continued the remediation efforts. During 1994, all remediation efforts at the site were discontinued with the permission of the Texas Natural Resource Conservation Commission (TNRCC). Management is not aware of any remaining costs related to the remediation. There is no pending or threatened legal action by state agencies, area governments or citizenry relating to the leak; therefore, the Company has not established reserves for the leak. In the event the TNRCC program may not cover the remediation costs, appropriate reserves will be established.

In February 1992, the Company paid cash for an 80,000 square foot office building in Austin, Texas to serve as its primary office. This building will, in the opinion of management, provide adequate space for the Company's operations for many years. Renovation and remodeling of the property began in the third quarter of 1992 and the Company relocated to the building in September, 1993. The Company occupies approximately 27,000 square feet of space in the building. The Company's former office property, consisting of approximately 13,000 square feet in Austin, with a carrying value of $158,000, was listed for sale during 1994 for $1.5 million. In February, 1995, a lease-purchase agreement was reached with a third party on the former office property. The lease, a three year agreement on a triple-net basis, provides that the party can purchase the building during the first 18 months of the lease for $850,000 cash, with no lease payments applying to the purchase price. The phrase "triple net" means that the lessee is responsible for the payment of maintenance, taxes and insurance on the property. As of June 25, 1995, the lessee had not notified the Company of its intentions with regard to the purchase option. As of March 31, 1995, no rent had been collected under the lease, and hence was not reflected in the first quarter financial statements. Management does not expect the lease to have a material effect on the Company's earnings or financial position. The Company intends to account for the lease as an operating lease. Should the lessee exercise the purchase option, which is a cash purchase option, the Company would record a gain of approximately $650,000.

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

                                CITIZENS, INC.



                                By:            /s/ Mark A. Oliver
                                   Mark A. Oliver, FLMI
                                   Executive Vice President
                                   Secretary / Treasurer
                                   Chief Financial Officer

Date:  June 29, 1995