Form 10-Q
period 1995-06-30
CITIZENS INC
filed 1995-08-15
CIK 24090

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

[X]Quarterly  Report  Pursuant to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934

For the period ended     June 30, 1995

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

      As  of  June 30, 1995, Registrant had 16,980,340 shares  of
Class A common stock, No Par Value, outstanding.
                 CITIZENS, INC. AND SUBSIDIARIES

                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1. Financial Statements

                Balance   sheets,   June   30,    1995
               (Unaudited)                            3
                 and December 31, 1994

                Statements of Operations, Six-Months
                 Ended June 30, 1995
                 and 1994 (Unaudited)                 5

                Statements of Operations, Three-Months
                 Ended June 30, 1995
                 and 1994 (Unaudited)                 6

                Statements of Cash Flows, Six-Months
                 Ended June 30, 1995
                 and 1994 (Unaudited)                 7

                Statements of Cash Flows, Three-Months
                 Ended June 30, 1995
                 and 1994 (Unaudited)                 9

                Notes to Financial Statements          11

        Item 2. Management's Discussion and Analysis
                 of Financial Conditions and Results
                 of Operations                        15

Part    Other Information
II.

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               June 30, 1995 and December 31, 1994


                                       (Unaudited)
                                        June 30,       December
                                          1995            31,
                                                         1994
Assets

Investments:

Fixed maturities held for investment,
at
    amortized cost (market              $18,399,       $18,415,
     $15,593,494                       421             026
    in 1995 and $14,846,900 in
     1994)
Fixed maturities available for sale,
at lower
    of cost or market (cost            53,630,141      56,573,764
     $60,373,145 in
    1995 and $61,049,170 in 1994
Equity securities, at market (cost
$23,329 in 1995 and 1994)              5,461           1,892
Mortgage loans on real estate (net of
reserve                                2,104,401       2,623,531
    of $145,080 in 1995 and 1994)
Policy loans                              16,331,032      15,220,005
Guaranteed student loans (net of
reserve of $10,000 in 1995 and 1994)   201,229         240,243
Other long-term investments               439,701         754,189
Short-term investments                    9,494,874               0
Total investments                       100,606,260     93,828,650

Cash                                      3,274,095       4,259,887
Prepaid reinsurance                       1,208,853       0
Reinsurance recoverable                   1,691,860       1,680,287
Other receivables                         1,415,406       1,592,607
Accrued investment income                 1,267,752       1,569,945
Deferred policy acquisition costs         36,164,638      34,537,464
Deferred Federal income taxes             393,237         1,521,296
Cost of insurance acquired                2,188,285       2,271,866
Excess of cost over net assets            3,251,874       3,344,844
acquired
Property, plant and equipment             5,340,392       4,694,022
Other assets                                545,918         496,736

Total assets                            $157,348,       $149,797,
                                      570             604



                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               June 30, 1995 and December 31, 1994


                                       (Unaudited)
                                        June 30,       December
                                          1995            31,
                                                         1994
Liabilities and Stockholders' Equity

Liabilities:

Future policy benefit reserves               $106,714     $101,754,
                                      ,678            835
Dividend accumulations                    2,871,728       2,899,573
Premium deposits                          1,599,676       1,648,697
Policy claims payable                     2,252,771       2,149,631
Other policyholders' funds                1,758,341       1,611,908

Total policy liabilities                115,197,194     110,064,644

Other liabilities                         1,523,474       1,671,892
Commissions payable                       777,884         916,886
Notes payable                             793,833         712,373
Federal income tax payable                213,673         1,066,004
Amounts held on deposit                     270,270         310,432
Total liabilities                       118,776,328     114,742,231

Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 19,178,515 shares
issued in 1995 and 1994, including
shares in treasury of 2,198,175 in     21,457,303      21,457,303
1995 and 1994
Class B, no par value, 1,000,000
shares
       authorized, 621,049 shares      283,262         283,262
       issued and
       outstanding in 1995 and 1994
Unrealized loss on investments            (744,384)       (2,970,597)
Retained earnings                         19,757,352      18,466,696
                                          40,753,533      37,236,664
Treasury stock, at cost                   (2,181,29       (2,181,29
                                      1)              1)
Total stockholders' equity              38,572,242      35,055,373

Commitments and contingencies

Total liabilities and stockholders'       $157,348,       $149,797,
equity                                 570             604
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
             Six-Months Ended June 30, 1995 and 1994

                           (Unaudited)

                                        Six-months ended June 30,

                                          1995           1994
Revenues:
Premiums                                   $20,505,        $19,298,
                                      653             329
Annuity    and    Universal     Life    104,910         40,552
considerations
Net investment income                    3,124,254       2,539,178
                                        23,734,817      21,878,059

Other income and expenses:
Other income                            10,141          38,500
Realized    gains    (losses)     on    (30,342)        135,796
investments
Interest expense                         (27,468)        (33,479)
                                        (47,669)        140,817
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit       4,959,843       4,722,137
reserves
Policyholders' dividends                1,113,407       1,062,998
Claims and surrenders                   8,993,814       8,371,610
Annuity expenses                          219,077         255,864
                                        15,286,141      14,412,609

Commissions                             5,251,001       5,075,785
Underwriting, acquisition and             2,899,485       2,098,286
insurance expenses
Capitalization of deferred policy         (5,497,977)     (5,424,782)
acquisition costs
Amortization of deferred policy           3,870,803       3,280,744
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net     176,551         209,935
assets acquired
                                        21,986,004      19,652,577

Income before federal income tax           $1,701,1        $2,366,2
                                       44              99
Federal income tax:
Federal income tax expense                410,488         518,058
Net Income                               $1,290,2        $1,848,2
                                      56              41

Per Share Amounts:
Net income per share of common stock      $0.07          $0.11


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
            Three-Months Ended June 30, 1995 and 1994

                           (Unaudited)

                                         Three-months ended June
                                                  30,

                                          1995           1994
Revenues:
Premiums                                   $11,232,        $10,855,
                                      524             840
Annuity    and    Universal     Life    19,838          19,374
considerations
Net investment income                    1,620,317       1,238,842
                                        12,872,679      12,114,056

Other income and expenses:
Other income                            (9,621)         10,344
Realized    gains    (losses)     on    675             (351,554)
investments
Interest expense                         (10,316)        (17,053)
                                        (19,262)        (358,273)
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit       2,561,199       3,169,574
reserves
Policyholders' dividends                657,842         534,338
Claims and surrenders                   4,679,258       4,098,964
Annuity expenses                          136,127          51,986
                                        8,034,426       7,854,862

Commissions                             2,786,833       2,983,741
Underwriting, acquisition and             1,556,499       1,030,663
insurance expenses
Capitalization of deferred policy         (2,954,508)     (3,842,166)
acquisition costs
Amortization of deferred policy           1,980,806       2,322,962
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net      84,072         111,589
assets acquired
                                        11,488,128      10,461,651

Income before federal income tax           $1,365,2        $1,294,1
                                       89              32
Federal income tax:
Federal income tax expense                347,516         364,771
Net Income                               $1,017,3        $929,361
                                      73

Per Share Amounts:
Net income per share of common stock      $0.06          $0.06


              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six-Months Ended June 30, 1995 and 1994

                           (Unaudited)

                                        Six-months ended June 30,

                                          1995           1994
Cash flows from operating
activities:
Net gain                                    $1,290,2        $1,848,2
                                      56              41
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                (302,193)       (258,961)
Deferred policy acquisition costs        (1,627,174)     (2,144,038)
Amortization of cost of insurance
  acquired and excess cost over
         net assets acquired           176,551         209,935
Prepaid reinsurance                      (1,208,853)     (995,705)
Reinsurance recoverable                  (11,573)        (296,030)
Other receivables                        177,201         (409,391)
Property, plant and equipment            (646,370)       (425,427)
Future policy benefit reserves           4,959,843       4,722,137
Other policy liabilities                 172,707         619,425
Commissions payable and other            (287,420)       146,389
liabilities
Amounts paid out as trustee              (40,162)        (148,246)
Deferred Federal income tax              1,128,059       (1,007,978)
Federal income tax payable               (852,331)       915,477
Other, net                                (242,526)       (416,231)
Net cash provided (used) by operating
activities                              2,686,015       2,359,597

Cash flows from investing
activities:
Maturity of fixed maturities              5,961,546       10,916,357
Sale of fixed maturities available for    22,718,636      13,152,225
sale
Purchase of fixed maturities available    (22,565,386     (40,894,410
for sale                               )               )
Principal payments on mortgage loans      384,336         472,405
Net change in guaranteed student loans    39,014          146,629
Change in other long-term investments     314,488         (9,050)
Increase in policy loans (net)               (1,111,0      (682,516)
                                      27)

          Net cash provided (used)
            by
            investing activities       5,741,607       (16,898,360
                                                     )


                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six-Months Ended June 30, 1995 and 1994

                           (Unaudited)

                                        Six-months ended June 30,

                                          1995           1994
Cash     flows    from     financing
activities:
Borrowed funds                               175,000     0
Repayment of note payable                  (93,540)        (172,880)
Net cash provided (used) by financing
activities                                81,460        (172,880)

Net increase (decrease) in cash and
short-                                 8,509,082       (14,711,643
    term investments                                  )
Cash and short term investments at
beginning                               4,259,887       18,754,060
    of period
Cash and short term investments at end        $12,768,     $4,042,417
of period                              969

              CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three-Months Ended June 30, 1995 and 1994

                           (Unaudited)

                                         Three-months ended June
                                                  30,

                                          1995           1994
Cash flows from operating
activities:
Net gain                                    $1,017,3      $929,361
                                      73
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                (596,926)       (269,687)
Deferred policy acquisition costs        (973,702)       (1,519,204)
Amortization of cost of insurance
         acquired and excess cost
          over                         84,072          111,589
         net assets acquired
Prepaid reinsurance                      529,066         530,196
Reinsurance recoverable                  20,062          169,984
Other receivables                        15,048          (179,879)
Property, plant and equipment            (748,394)       (117,068)
Future policy benefit reserves           2,561,199       3,169,574
Other policy liabilities                 (107,751)       (929,812)
Commissions payable and other            (308,170)       618,791
liabilities
Amounts paid out as trustee              33,143          (93,473)
Federal income tax payable               213,673         1,552,190
Deferred Federal income tax              496,068         (1,007,978)
Other, net                                  (2,282,3       381,997
                                      20)
Net cash provided (used) by operating
activities                              4,517,081       3,346,581

Cash flows from investing
activities:
Maturity of fixed maturities              2,062,013       10,833,625
Sale of fixed maturities available for    15,274,596      3,268,438
sale
Purchase of fixed maturities available    (13,260,177     (15,574,320
for sale                               )               )
Principal payments on mortgage loans      327,349         37,892
Net change in guaranteed student loans    78,066          230,021
Change in other long-term investments     365,259         (6,519)
Increase in policy loans (net)             (647,122)       (539,916)

          Net cash provided (used)
            by
            investing activities       4,199,984       (1,751,139)


                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three-Months Ended June 30, 1995 and 1994

                           (Unaudited)

                                         Three-months ended June
                                                  30,

                                          1995           1994
Cash     flows    from     financing
activities:
Borrowed funds                            175,000         0
Repayment of note payable                  (75,839)        (104,716)
Net cash provided (used) by financing
activities                                99,161        (104,716)

Net increase (decrease) in cash and
short-                                 8,816,226       1,490,726
    term investments
Cash and short term investments at
beginning                               3,952,743       2,551,691
    of period
Cash and short term investments at end        $12,768,     $4,042,417
of period                              969


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1995

                           (Unaudited)

(1)  Financial Statements

     The balance sheet for June 30, 1995, the statements of operations for the three- and six-month periods ended June 30, 1995 and 1994, and the statements of cash flows for the three- and six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1995, and for comparative periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

(2)  Proposed Acquisition and Merger

       On December 9, 1994, Citizens announced that it had signed definitive written agreements for the acquisition of (i) American Liberty Financial Corporation, a Baton Rouge, Louisiana based life insurance holding company and (ii) Insurance Investors & Holding Co., a Peoria, Illinois based life insurance holding company.

       The American Liberty agreement provides that following the acquisition by Citizens, American Liberty shareholders will receive 1.10 shares of Citizens' Class A Common Stock for each share of American Liberty Common Stock owned and
       2.926 shares of Citizens' Class A Common Stock for each one share of American Liberty Preferred Stock owned. Citizens expects to issue approximately 2.3 million Class A shares in connection with the transaction, which will be accounted for as a purchase. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on the Citizens' system. The agreement is subject to approval by American Liberty's shareholders and regulatory authorities and may be terminated by either party if the transaction is not effected by October 31, 1995.The Louisiana Department of Insurance approved the transaction on July 15, 1995. A meeting of shareholders of American Liberty has been scheduled for September 14, 1995 to consider the transaction.

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

Long term          $95,600   $14,519   $2,193    $(1,060) (    $111,252
Investments                                               a
                                                          )
Short term               0     1,021        0           0         1,021
Investments
     Total          95,600    15,540    2,193     (1,060)       112,273
  Investments

Cash                 3,953       607      132                     4,692
Other                1,430       683        0                     2,113
receivables
Accrued
investment           1,275       295       33                     1,603
  income
Deferred policy
     acquisition    35,191     6,840       49  (6,349889) (   35,731191
costs                                                     b
                                                          )
Cost          of
Insurance            2,226         0        0   5,906584  (   8,1327,81
  acquired                                                c           0
                                                          b
                                                          )
Excess  of  cost
over net             3,298         0        0  8,47411,08 (   11,77214,
          assets                                        1 c         379
acquired                                                  )
Other intangible         0         0        0       1,816 (       1,816
assets                                                    e
                                                          )
Deferred taxes         889     1,752        0             (   1,6611,73
                                               ((980)904) g           7
                                                          e
                                                          )
Other assets         8,616       757        2           0         9,375

  Total Assets    $152,478   $26,474   $2,409    $7,80612     $189,,167
                                                                    173
        Pro-Forma Consolidated Balance Sheet (continued)
                         March 31, 1995
                           (Unaudited)

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

Future   policy
benefit          $104,153    $14,084     $717       $559 (     $119,513
  reserves                                               f
                                                         d
                                                         )
Other
policyholder        8,590      1,806      363                    10,759
  liabilities
Other               2,417        339       33                     2,789
liabilities
Notes payable         695          0      296                       991
Deferred    tax         0      1,831        0    (1,831) (            0
liability                                                h
                                                         f
                                                         )
Minority                0         16       93      (109) (            0
interest                                                 h
                                                         f
                                                         )

     Total        115,855     18,076    1,502    (1,381)        134,052
  liabilities

Class  A common    21,457        256      819     17,423 (       39,955
stock                                                    h
                                                         f
                                                         )
Class  B common       283          0       47       (47) (          283
stock                                                    h
                                                         f
                                                         )
Preferred stock         0        262        0      (262) (            0
                                                         h
                                                         f
                                                         )
Additional Paid-
in                      0      6,024      576    (6,600) (            0
  capital                                                h
                                                         f
                                                         )
Unrealized loss
on                 (1,676)         0     (18)         18 (      (1,676)
  investments                                            h
                                                         f
                                                         )
Retained           18,740      1,856    (508)  (1,35348) (     18,73340
earnings                                                 h
                                                         f
                                                         )
                   38,804      8,398      916    9,17884      57,296302
Treasury stock    (2,181)          0      (9)          9        (2,181)
     Total
 stockholders'     36,623      8,398      907    9,18793       55,11421
    equity

     Total
liabilities and  $152,478    $26,474   $2,409   $7,80612      $189,1677
 stockholders'                                                        3
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
Revenues:

Premiums            $9,358     $1,867      $14                  $11,239
Net   investment     1,487        285       23                    1,795
income
Other                 (11)         71        0         0             60
 Total revenues     10,834      2,223       37         0         13,094

Benefits     and
Expenses

Policy benefits      7,252        712       32                    7,996
Commissions          2,464          0        0                    2,464
Capitalization     (2,543)          0        0    (125)0 (b  (2,668543)
of DAC                                                   )
Amortization  of     1,890        370        3  (281368) (b    1,982895
DAC                                                      )
Amortization  of
cost                    92          0        0     20079 (c      292371
   of  insurance                                         b)
acquired
Amortization  of
Other                    0          0        0       102 (d         102
  intangibles                                            )
Amortization  of
excess
   of  cost over         0          0        0    110501 (e      110501
net assets                                               c)
  acquired
Other expenses       1,343        763       34         0          2,140
 Total benefits
      and           10,498      1,845       69      6412      12,418824
    expenses

Income    before      $336       $378    $(32)   $(6412)        $676270
taxes

Net  income  per                                                 $0.031
share                                                              (ig)

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

     (cb) Reverse ALFC and II policy acquisition costs at March 31, 1995 and eEstablish cost of insurance acquired. Cost of insurance acquired represents the estimated present value of future profits in the acquired business This amount was calculated as the difference between ALFC's and II's historical future policy benefit reserves and the estimated gross premium reserve at March 31, 1995. The gross premium reserve was estimated assuming a level interest yield of 7%. Life mortality was based on appropriate multiples of the 1965-70 Select and Ultimate and the Ultimate Intercompany Table and withdrawals based on Linton B and BB tables as deemed appropriate based on individual life plan experience. Accident and health morbidity was based on multiples of 1974 Cancer tables, Stroke/Heart Attack Indemnity Table, 1985 NAIC Cancer Tables and published claim costs and withdrawals based on Linton C and CC Tables as deemed appropriate based on individual health plan experience. Cost of insurance acquired is being amortized in proportion to the profit over the lives of the respective policies.

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

      (ec) Excess of cost over net assets acquired was calculated as follows: (in thousands)


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

      The excess of cost over net assets acquired is being amortized over a 20-year period

      (fd)  Revaluation  of policy benefit  reserves  to  reflect
Company reserve assumption
            with regard to interest rates, lapse rates and surrenders.

      (ge) Establish deferred taxes for basis differences between book and tax value of assets and liabilities at March 31, 1995.

      (hf) Eliminate ALFC and II capital, minority interest, and retained earnings and record the cost of net assets acquired as increased capital of the Company due to the issuance of additional Class A common shares.

     (ig) Calculated using estimated common shares outstanding of 19,433,080.

                             ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATIONS


Six-months ended June 30, 1995 and 1994

Net income for the six-months ended June 30, 1995 was $1,290,256 or $.08 per share, compared to $1,848,241 or $.11 per share for the same period in 1994. Revenues increased to $23,734,8179,763,884, an increase of 8.5% over the first six months of 1994 when revenues were $21,878,059. The primary reasons for the lower earnings in 1995 were reduced levels of capital gains increases in operating expenses as a result of recent growth in the Company. Operating income (income before capital gains and federal income taxes) was $1,731,486 for the first half of 1995, compared to $2,230,503 for the same period in 1994.

Premium income for the first six months of 1995 was $20,505,653 compared to $19,298,329 for the same period in 1994. This 6.3 percent increase is the result of the continuing volume of new business being written by the Company. During 1994, approximately $11.8 million of new premium was written and during 1995, management had expected this production to reach $12.5 million. Recent downturns in the economies of several Latin American countries where the Company had generated a large amount of new production, principally in Argentina, have slowed the rate of growth in those countries. However, production has begun to appear from the Pacific Rim countries and Management believes that production for the year will be at or near levels produced in 1994. Management does not believe the slowing down of new business from some of the Latin markets is long term in nature, but rather a cyclical occurrence that will run its course in the near term.

Net investment income increased 23.1% in the first six months of 1995 compared to the same period in 1994. Net investment income for the six months ended June 30, 1995 was $3,124,254 compared to $2,539,178 in 1994. This increase reflects the earnings on the growth in the Company's asset base that is occurring, as well as the higher yields that have been available in the bond market during the past year. Additionally, the $5.4 million of new capital raised in the latter half of 1994 via a Reg S. offering is generating additional earnings. Overall investment return has been hampered because the growth in the Company's asset base has occurred during a period of relatively low investment returns.

Future policy benefit reserves increased by $4,959,843 in 1995, compared to $4,722,137 in the first quarter of 1994. Improved persistency on the Company's oldest blocks of business as well as the size of the new business writings in recent years contributed to the increase in 1995.

Claims and surrenders expense increased from $8,371,610 at June 30, 1994 to $8,993,814 for the same period in 1995. Death claims decreased from $1,979,625 in 1994 to $1,500,715 in 1995. The decrease is primarily attributable to lower levels of claims on the block of Servicemen's Group Life Insurance business that the Company participates in; however, Management is pleased with the lack of increase in this area since the Company's block of business has grown dramatically in recent years without corresponding increases in claims. Surrender expense increased from $4,037,784 to $4,970,851. Management constantly monitors this activity to insure that the Company's persistency is holding at levels equal to or above assumptions. Thus far, the Company's persistency has exceeded the assumed levels. To illustrate the Company's persistency, when creating its products Citizens generally uses Linton Table B, an actuarial table that is considered to be the industry standard for persistency. Through 1994, the Company's first year persistency was at 99.4%, compared to 79.9% for Linton. Second year persistency was 88.8% for Citizens compared to 70.1% for Linton; third year was 81.1% compared to 62.9%; fourth year was 70.9% compared to 57.2%; and fifth year was 60.9% compared to 52.4% for Linton. Coupons and endowments increased to $2,144,205 in 1995 from $1,911,691 in 1994. Although this item increased 12.2% in 1995, Management is not concerned by the increase. The endowment benefits are factored into the premium much like dividends and therefor, the increase does not pose a threat to future profitability. Management expects to see further increases in this category in the future. The remaining components of claims and expenses, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $378,043 in 1995, compared to $442,510 in 1994.

Commission expense increased to $5,251,001 from $5,075,785. This increase relates to the larger block of premium income. Deferred policy acquisition costs capitalized in 1995 were $5,497,977 compared to $5,424,782 in the prior year. The increase is related to the increases in commission and other acquisition expenses. Amortization of these costs was $3,280,744 for the first half of 1994 compared to $3,870,803 for 1995. The increase in amortization relates to the larger block of capitalized costs being written off.

Underwriting, acquisition and insurance expenses increased 38.2% for the first half of 1995 compared to the same period in 1994, reaching $2,899,485 from $2,098,286. The increase is primarily attributable to the absorption of the marketing management function previously performed by Savoy, part of which is offset by a reduced level of commission expense on first year business, as well as costs associated with expanding the Company's management group.

Realized gains on investments for the first six months of 1994 were $135,796, compared to losses of $30,342 in the current year. The gains realized in the first half of 1994 occurred because management felt that yields on the long Treasury bonds were going into an interim period of growth. As a result, Management decided to liquidate a portion of the Company's long-term Treasury holdings in an attempt to reinvest at higher rates, as well as to convert a portion of the interest earnings on such instruments to immediate cash in the form of capital gains which could be reinvested along with the principal to further enhance return. During the first quarter of 1995, Management opted to maintain the level of return available rather than to effect capital gains that became available as the yield on long term bonds fell more than 1/2%.

Three-months ended June 30, 1995 and 1994

Net income for the three-months ended June 30, 1995 was $1,017,373 compared to $929,361 for the same period in 1994. Revenues increased to $12,872,6799,763,884, an increase of 6.3% over the same three months of 1994 when revenues were $12,114,056. The primary reasons for the improved quarterly earnings were increases in premium and investment income and lower increases in reserves for future policy benefits.

Premium income for the second quarter of 1995 was $11,232,524 compared to $10,855,840 for the same period in 1994. This 3.5 percent increase is the result of the continuing volume of new business being written by the Company. The rate of increase slowed in the second quarter of 1995 as the amount of new business produced by the Company slowed. Uncertainties about the economies in certain Latin American countries, principally Argentina, contributed to the lower rate of increase.

Net investment income increased 30.7% in the second quarter of 1995 compared to the same period in 1994. Net investment income for the three months ended June 30, 1995 was $1,620,317 compared to $1,238,842 in 1994. This increase reflects the earnings on the growth in the Company's asset base that is occurring, as well as the higher yields that have been available in the bond market during the past year

Future policy benefit reserves increased by $2,530,800 in 1995, compared to $3,169,574 in the second quarter of 1994. The amount of increase in the second quarter of 1995 was offset by a higher than expected increase in the first quarter of the year.

Claims  and surrenders expense increased from $4,098,964 at  June
30, 1994 to $4,709,657 for the same period in 1995. Decreases in death claims were the primary reason for the decline during the quarter.

Commission expense decreased to $2,786,833 from $2,983,741. The slower increases in the production of new policies as well as modifications in who bears the expenses for marketing made in recent years are the reasons for the decline. Deferred policy acquisition costs capitalized in 1995 were $2,954,500 compared to $3,842,166 in the prior year. Amortization of these costs was $2,322,962 for the second quarter of 1994 compared to $1,980,806 for 1995.

Underwriting, acquisition and insurance expenses increased 51.9% for the second quarter of 1995 compared to the same period in 1994, reaching $1,566,499 from $1,030,663. The increase is primarily attributable to the absorption of the marketing management function previously performed by Savoy, part of which is offset by a reduced level of commission expense on first year business, as well as costs associated with expanding the Company's management group.

Liquidity and Capital Resources

Stockholders' equity increased 10% during 1995 to $38,572,242 from $35,055,373 at December 31, 1994. The earnings achieved in 1995, as well as an improvement in the market value of the Company's available for sale fixed maturity portfolio contributed to the increase.

On October 27, 1994, Citizens completed the offering of 916,375 shares of its Class A Common Stock under an exemption from registration under the Securities Act of 1933. The offering was made under Regulation S, which provides that shares which are offered outside of the United States to non-United Stated persons pursuant to certain specific guidelines may be resold in the United States by persons who are not an issuer, underwriter or dealer following a certain period after the close of the offering period. The offering price was $7.00 per share. The closing market  price  of the Class A common shares on the  date  of  the offering  commencement was $7.75 per share (as  reported  by  the
American Stock Exchange. The Company had succeeded in placing 916,375 shares, generating gross proceeds of more than $6.4 million, and net proceeds of approximately $5.4 million. Management was pleased with the amount of capital generated through the offering; however, it believes that the offering period was too short in light of the manner in which business is typically transacted overseas. Because of the success of the offering in the limited time period, Management initiated a second such offering which commenced on May 1, 1995.

The new offering comprises up to 3,500,000 Class A shares and will run over a period of 30 months, ending October 31, 1997, or when 3,500,000 shares have been purchased. The initial offering price is $7.50 per share, with the shares being offered in units of 50 shares each. Each overseas policyowner of Citizens Insurance Company of America is being offered the opportunity to purchase up to 100 units. The price of the shares escalates every six months during the offering period, reaching $8.50 per share during the final period. As of June 30, 1995, only a negligible amount of shares had been placed. Management does not expect to see significant activity in conjunction with this offering until late in the third quarter of 1995..

Invested assets grew to $100,606,260 at June 30, 1995 from $93,828,650 at December 31, 1994, an increase of 7.2%. At June 30, 1995 and December 31, 1994, fixed maturities have been categorized into two classifications: Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available for sale which are valued at market. The Company does not have a plan to make material dispositions of fixed maturities during 1995; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out additional sales during 1995. Fixed maturities held to maturity, amounting to $18,399,421 at June 30, 1995 and $18,415,026 at December 31, 1994 consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

The Company's mortgage loan portfolio, which constitutes 2.1% of invested assets at June 30, 1995, has historically been composed of small residential loans in Texas. The 1992 acquisition of FCC added a block of mortgages to the portfolio. During 1994, in conjunction with the sale of certain parcels of real estate owned by the Company approximately $340,000 in new mortgage loans were made. At December 31, 1994, approximately 38.9% of the Company's mortgage portfolio (1 % of invested assets) consisted of commercial mortgages with an average balance of $66,381. The remaining residential mortgages have an average balance of $27,839. At June 30, 1995, one mortgage, in the principal amount of $30,665 was in default. Management believes that in the event of foreclosure there is more than adequate collateralization on the loan, to avoid exposure to loss. One mortgage with a balance of approximately $106,000 was foreclosed during the second quarter of 1995. Management does not expect to incur a significant loss on the disposal of the real estate. Management has established a reserve of $145,080 (approximately 5% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio.

Policy loans comprise 16.2% of invested assets at June 30, 1995 and at December 31, 1994. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depositories, Texas Commerce Bank Austin, Texas and Frost Bank, N.A., Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at December 31, 1994 and June 30, 1995. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. Management does not believe the Company is at risk for such a loss. During 1995, the Company has utilized short-term Treasury Bills as a cash management tool to minimize excess cash balances and enhance return.

Investments in real estate comprise a very small portion  of  the
Company's invested assets (0.4%). The properties owned by the Company were predominantly acquired in the acquisition of HERMAR's assets and consist of small tracts used for light retail or light industrial purposes. No single tract accounts for as much as 0.5% of the Company's invested assets and virtually all are revenue-producing holdings. The Company has not established loss reserves on real estate because management believes the Company has no significant exposure to loss on its holdings. During 1994, the bulk of the real estate acquired from HERMAR was sold to the parties leasing the properties. As part of the transaction, CICA provided mortgage financing on the transactions totaling approximately $340,000; however, down payments of 15-20% were made in each case.

One parcel of real estate acquired from HERMAR and still owned at June 30, 1995, was the site of a previous underground fuel line leak. HERMAR, having previously initiated action to abate the leak, had contracted with an environmental consulting firm to supervise and coordinate the remediation of any contamination at the site. Following the acquisition of HERMAR's assets, the Company continued the remediation efforts. During 1994, all remediation efforts at the site were discontinued with the permission of the Texas Natural Resource Conservation Commission (TNRCC). Management believes it probable that any remaining costs of remediation will be paid by the TNRCC through a reimbursement program administered by that agency for such sites. In the event the TNRCC limits the amount of such reimbursement due to a charge being "unreasonable," the Company's contracts with its environmental consultants provide for a like reduction in amounts due said contractor. Additionally, these contracts require the consultants to bear the financial burden of any expenditures for remediation until such items are reimbursed by the TNRCC. Management is not aware of any remaining costs related to the remediation. There is no pending or threatened legal action by state agencies, area governments or citizenry relating to the leak; therefore, the Company has not established reserves for the leak. In the event the TNRCC program may not cover the remediation costs, appropriate reserves will be established.

In February 1992, the Company paid cash for an 80,000 square foot office building in Austin, Texas to serve as its primary office. This building will, in the opinion of management, provide adequate space for the Company's operations for many years. Renovation and remodeling of the property began in the third quarter of 1992 and the Company relocated to the building in September, 1993. The Company occupies approximately 27,000 square feet of space in the building. The Company's former office property, consisting of approximately 13,000 square feet in Austin, with a carrying value of $158,000, was listed for sale during 1994 for $1.5 million. In February, 1995, a lease-purchase agreement was reached with a third party on the former office property. The lease, a three year agreement on a triple-net basis, provides that the party can purchase the building during the first 18 months of the lease for $850,000 cash, with no lease payments applying to the purchase price. The phrase "triple net" means that the lessee is responsible for the payment of maintenance, taxes and insurance on the property. As of August 14, 1995, the lessee had not notified the Company of its intentions with regard to the purchase option. Management does not expect the lease to have a material effect on the Company's earnings or financial position. The Company intends to account for the lease as an operating lease. Should the lessee exercise the purchase option, which is a cash purchase option, the Company would record a gain of approximately $650,000.

CICA owned 2,075,685 shares of Citizens Class A common stock at June 30, 1995 and December 31, 1994. For statutory accounting purposes, CICA received written approval from the Colorado Insurance Department to carry its investment in Citizens at 50% of the fair market value limited to 8% of admitted assets, ($9,989,000 at June 30, 1995) which differs from prescribed statutory accounting practices. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of the Parent by CICA, limited to 2% of admitted assets. As of December 31, 1994, that permitted transaction increased statutory surplus by $4,711,023 over what it would have been had prescribed accounting practice been followed. In the Citizens' consolidated financial statements, this stock is shown as treasury stock.

CICA had outstanding at December 31, 1994, a $600,000 surplus debenture ($533,333 at June 30, 1995) payable to Citizens. For statutory accounting purposes, this debenture is a component of surplus, while for GAAP it is eliminated in consolidation. Citizens has recognized a liability for its related obligation to a bank in a like amount.

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

Also in 1993, the FASB issued Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). Statement 115 requires the classification of debt and equity securities as held to maturity, trading or available for sale based on established criteria. Trading securities are bought and held principally for the purpose of selling them in the near term. The Company had no investment securities classified as trading at January 1, 1994, December 31, 1994 or June 30, 1995. Held-to-maturity securities are those in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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

Item 3.   Defaults upon Senior Securities

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

       See Item 5, below.

Item 5.   Other Information

       The Annual meeting of stockholders was held on Tuesday, June 6, 1995, at 10:00 a.m. at the Company's executive offices. The record date for the meeting was April 18, 1995. At the meeting, the following individuals were elected to serve as directors for the following year:

                    Harold E. Riley       Randall   H.
                                          Riley
                    Rick D. Riley         Flay      F.
                                          Baugh
                    Timothy T. Timmerman  Ralph     M.
                                          Smith
                    T. Roby Dollar        Joe       R.
                                          Reneau
                    Steve Shelton

       At  a subsequent meeting of the Board of Directors, Harold
       E.  Riley  was  re-elected Chairman.   Additionally,  Rick
       Perry was named as an advisory director.

       Steve Curtis was named Vice President and Controller of Citizens and its subsidiaries, replacing John Templeton, who had served in the same capacity for the preceding two years. Mr. Curtis was previously Vice President and Controller of Jackson National Life Insurance Company.

       The Company filed a Registration statement on Form S-4 with the Securities and Exchange Commission in conjunction with the acquisition of American Liberty. The Statement became effective on July 28, 1995. The Louisiana Department of Insurance approved the transaction on July 14, 1995. American Liberty has scheduled a meeting of Stockholders for September 14, 1995 to consider the transaction.

       Management expects to file a Registration Statement on Form S-4 with the Securities and Exchange Commission in connection with the Insurance Investors transaction in mid-August.

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

Date:    May 15, 1995August 14, 1995