Form 10-Q/A
period 1995-06-30
CITIZENS INC
filed 1995-08-17
CIK 24090

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

                 CITIZENS, INC. AND SUBSIDIARIES

                              INDEX

                                                            Page
                                                           Number
Part I. Financial Information

        Item 1. Financial Statements

                Balance sheets, June 30,1995 (Unaudited)     3
                 and December 31, 1994

                Statements of Operations, Six-Months
                 Ended June 30, 1995 and 1994 (Unaudited)    5

                Statements of Operations, Three-Months
                 Ended June 30, 1995 and 1994 (Unaudited)    6

                Statements of Cash Flows, Six-Months
                 Ended June 30, 1995 and 1994 (Unaudited)    7

                Statements of Cash Flows, Three-Months
                 Ended June 30, 1995 and 1994 (Unaudited)    9

                Notes to Financial Statements               11

        Item 2. Management's Discussion and Analysis
                 of Financial Conditions and Results
                 of Operations                              19

Part II. Other Information                                  27


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               June 30, 1995 and December 31, 1994


                                       (Unaudited)
                                        June 30,       December 31,
                                          1995            1994
Assets

Investments:

Fixed maturities held for investment,
at amortized cost (market              $18,399,421        $18,415,026
$17,192,928 in 1995 and $14,846,900
in 1994)
Fixed maturities available for sale,
at lower of cost or market (cost        53,630,141         56,573,764
$54,757,525 in 1995 and
$61,049,170 in 1994
Equity securities, at market (cost
$23,329 in 1995 and 1994)                    5,461              1,892
Mortgage loans on real estate (net of
reserve of $145,080 in 1995 and 1994)    2,014,401          2,623,531
Policy loans                            16,331,032         15,220,005
Guaranteed student loans (net of
reserve of $10,000 in 1995 and 1994)       201,229            240,243
Other long-term investments                439,701            754,189
Short-term investments                   9,494,874                  0
Total investments                      100,606,260         93,828,650

Cash                                     3,274,095          4,259,887
Prepaid reinsurance                      1,208,853                0
Reinsurance recoverable                  1,691,860          1,680,287
Other receivables                        1,415,406          1,592,607
Accrued investment income                1,267,752          1,569,945
Deferred policy acquisition costs       36,164,638         34,537,464
Deferred Federal income taxes              393,237          1,521,296
Cost of insurance acquired               2,188,285          2,271,866
Excess of cost over net assets           3,251,874          3,344,844
acquired
Property, plant and equipment            5,340,392          4,694,022
Other assets                               545,918            496,736

Total assets                          $157,348,570       $149,797,604

                                                      (Continued)

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               June 30, 1995 and December 31, 1994


                                       (Unaudited)
                                        June 30,       December 31,
                                          1995            1994
Liabilities and Stockholders' Equity

Liabilities:

Future policy benefit reserves         $106,714,678    $101,754,835
Dividend accumulations                    2,871,728       2,899,573
Premium deposits                          1,599,676       1,648,697
Policy claims payable                     2,252,771       2,149,631
Other policyholders' funds                1,758,341       1,611,908

Total policy liabilities                115,197,194     110,064,644

Other liabilities                         1,523,474       1,671,892
Commissions payable                         777,884         916,886
Notes payable                               793,833         712,373
Federal income tax payable                  213,673       1,066,004
Amounts held on deposit                     270,270         310,432
Total liabilities                       118,776,328     114,742,231

Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 19,178,515 shares
issued in 1995 and 1994, including
shares in treasury of 2,198,175 in       21,457,303      21,457,303
1995 and 1994
Class B, no par value, 1,000,000
shares authorized, 621,049 shares           283,262         283,262
issued and outstanding in 1995 and 1994
Unrealized loss on investments             (744,384)     (2,970,597)
Retained earnings                        19,757,352      18,466,696
                                         40,753,533      37,236,664
Treasury stock, at cost                  (2,181,291)     (2,181,291)
Total stockholders' equity               38,572,242      35,055,373

Commitments and contingencies

Total liabilities and stockholders'    $157,348,570    $149,797,604
equity

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
             Six-Months Ended June 30, 1995 and 1994

                           (Unaudited)

                                        Six-months ended June 30,

                                          1995           1994
Revenues:
Premiums                                   $20,505,653        $19,298,329
Annuity and Universal Life                     104,910             40,552
considerations
Net investment income                        3,124,254          2,539,178
                                            23,734,817         21,878,059

Other income and expenses:
Other income                                    10,141             38,500
Realized gains (losses) on                     (30,342)           135,796
investments
Interest expense                               (27,468)           (33,479)
                                               (47,669)           140,817
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit            4,959,843          4,722,137
reserves
Policyholders' dividends                     1,113,407          1,062,998
Claims and surrenders                        8,993,814          8,371,610
Annuity expenses                               219,077            255,864
                                            15,286,141         14,412,609

Commissions                                  5,251,001          5,075,785
Underwriting, acquisition and                2,899,485          2,098,286
insurance expenses
Capitalization of deferred policy           (5,497,977)        (5,424,782)
acquisition costs
Amortization of deferred policy              3,870,803          3,280,744
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net           176,551           209,935
assets acquired
                                            21,986,004        19,652,577

Income before federal income tax            $1,701,144        $2,366,299
Federal income tax:
Federal income tax expense                     410,488           518,058
Net Income                                  $1,290,256        $1,848,241

Per Share Amounts:
Net income per share of common stock             $0.06          $0.11


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
            Three-Months Ended June 30, 1995 and 1994

                           (Unaudited)

                                         Three-months ended June
                                                  30,

                                          1995           1994
Revenues:
Premiums                               $11,232,524        $10,855,840
Annuity and Universal Life                  19,838             19,374
considerations
Net investment income                    1,620,317          1,238,842
                                        12,872,679         12,114,056

Other income and expenses:
Other income                                (9,621)            10,344
Realized gains (losses) on                     675           (351,554)
investments
Interest expense                           (10,316)           (17,053)
                                           (19,262)          (358,273)
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit        2,561,199          3,169,574
reserves
Policyholders' dividends                   657,842            534,338
Claims and surrenders                    4,679,258          4,098,964
Annuity expenses                           136,127             51,986
                                         8,034,426          7,854,862

Commissions                              2,786,833          2,983,741
Underwriting, acquisition and            1,556,499          1,030,663
insurance expenses
Capitalization of deferred policy       (2,954,508)        (3,842,166)
acquisition costs
Amortization of deferred policy          1,980,806          2,322,962
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net        84,072            111,589
assets acquired
                                        11,488,128         10,461,651

Income before federal income tax        $1,365,289         $1,294,132
Federal income tax:
Federal income tax expense                 347,516            364,771
Net Income                              $1,017,373           $929,361

Per Share Amounts:
Net income per share of common stock        $0.06             $0.06


              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six-Months Ended June 30, 1995 and 1994

                           (Unaudited)

                                        Six-months ended June 30,

                                          1995           1994
Cash flows from operating
activities:
Net gain                                 $1,290,256    $1,848,241
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                 (302,193)      (258,961)
Deferred policy acquisition costs       (1,627,174)    (2,144,038)
Amortization of cost of insurance
  acquired and excess cost over
  net assets acquired                      176,551        209,935
Prepaid reinsurance                     (1,208,853)      (995,705)
Reinsurance recoverable                    (11,573)      (296,030)
Other receivables                          177,201       (409,391)
Property, plant and equipment             (646,370)      (425,427)
Future policy benefit reserves           4,959,843      4,722,137
Other policy liabilities                   172,707        619,425
Commissions payable and other             (287,420)       146,389
liabilities
Amounts paid out as trustee                (40,162)      (148,246)
Deferred Federal income tax              1,128,059     (1,007,978)
Federal income tax payable                (852,331)       915,477
Other, net                                (242,526)      (416,231)
Net cash provided (used) by operating
activities                               2,686,015      2,359,597

Cash flows from investing
activities:
Maturity of fixed maturities             5,961,546     10,916,357
Sale of fixed maturities available for  22,718,636     13,152,225
sale
Purchase of fixed maturities available (22,565,386)   (40,894,410)
for sale
Principal payments on mortgage loans       384,336        472,405
Net change in guaranteed student loans      39,014        146,629
Change in other long-term investments      314,488         (9,050)
Increase in policy loans (net)          (1,111,027)      (682,516)

          Net cash provided (used)
            by investing activities      5,741,607    (16,898,360)


                                                      (Continued)


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six-Months Ended June 30, 1995 and 1994

                           (Unaudited)

                                        Six-months ended June 30,

                                          1995           1994
Cash     flows    from     financing
activities:
Borrowed funds                             175,000             0
Repayment of note payable                  (93,540)     (172,880)
Net cash provided (used) by financing
activities                                  81,460      (172,880)

Net increase (decrease) in cash and
short-                                   8,509,082   (14,711,643)
    term investments
Cash and short term investments at
beginning                                4,259,887    18,754,060
    of period
Cash and short term investments at end $12,768,969    $4,042,417
of period



              CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three-Months Ended June 30, 1995 and 1994

                           (Unaudited)

                                         Three-months ended June
                                                  30,

                                          1995           1994
Cash flows from operating
activities:
Net gain                                $1,017,373        $929,361
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                 (596,926)       (269,687)
Deferred policy acquisition costs         (973,702)     (1,519,204)
Amortization of cost of insurance
 acquired and excess cost over              84,072         111,589
         net assets acquired
Prepaid reinsurance                        529,066         530,196
Reinsurance recoverable                     20,062         169,984
Other receivables                           15,048        (179,879)
Property, plant and equipment             (748,394)       (117,068)
Future policy benefit reserves           2,561,199       3,169,574
Other policy liabilities                  (107,751)       (929,812)
Commissions payable and other             (308,170)        618,791
liabilities
Amounts paid out as trustee                 33,143         (93,473)
Federal income tax payable                 213,673       1,552,190
Deferred Federal income tax                496,068      (1,007,978)
Other, net                              (2,282,320)        381,997
Net cash provided (used) by operating
activities                               4,517,081       3,346,581

Cash flows from investing
activities:
Maturity of fixed maturities             2,062,013      10,833,625
Sale of fixed maturities available for  15,274,596       3,268,438
sale
Purchase of fixed maturities available (13,260,177)    (15,574,320)
for sale
Principal payments on mortgage loans       327,349          37,892
Net change in guaranteed student loans      78,066         230,021
Change in other long-term investments      365,259          (6,519)
Increase in policy loans (net)            (647,122)       (539,916)

          Net cash provided (used)
            by investing activities      4,199,984      (1,751,139)


                                                      (Continued)

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three-Months Ended June 30, 1995 and 1994

                           (Unaudited)

                                         Three-months ended June
                                                  30,

                                          1995           1994
Cash     flows    from     financing
activities:
Borrowed funds                             175,000                0
Repayment of note payable                  (75,839)        (104,716)
Net cash provided (used) by financing
activities                                  99,161         (104,716)

Net increase (decrease) in cash and
short-                                   8,816,226        1,490,726
    term investments
Cash and short term investments at
beginning                                3,952,743        2,551,691
    of period
Cash and short term investments at end $12,768,969       $4,042,417
of period


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

       The following unaudited pro forma condensed balance sheet as of June 30, 1995 reflects the purchase of ALFC and II by Citizens as if they occurred on June 30, 1995. The unaudited pro forma condensed consolidated income statement for the six months ended June 30, 1995 reflects the purchase of ALFC and II as if they had occurred on January 1, 1995.

       Management's estimate of the impact of applying purchase accounting, as if the two acquisitions had occurred as described above, is presented below. The unaudited pro forma financial information is not necessarily indicative either of the results of operations that would have occurred had the acquisition been consummated at the beginning of 1995 or of future results of operations of the consolidated entities.
     Pro-Forma Condensed Consolidated Financial Information
                     (Amounts in thousands)

              Pro-Forma Consolidated Balance Sheet
                          June 30, 1995
                           (Unaudited)

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

Long term          $91,111   $15,018   $2,193         $13 a    $108,335
Investments
Short term           9,495       942        0           0        10,437
Investments
     Total         100,606    15,960    2,193          13       118,772
  Investments

Cash                 3,274       709      132                     4,115
Other                3,107       438        0                     3,545
receivables
Accrued
investment           1,268       316       33                     1,617
  income
Deferred policy
     acquisition    36,165     6,831       49     (6,880) b      36,165
costs
Cost of
insurance            2,188         0        0      5,828  e      8,016
  acquired
Excess  of  cost
over net             3,252         0        0      8,128  c     11,380
assets
acquired
Other intangible         0         0        0      1,816  d      1,816
assets
Deferred taxes         393     1,839        0       (980) g      1,252
Other assets         7,096       786        2          0         7,884

  Total Assets    $157,349   $26,879   $2,409     $7,925      $194,562


        Pro-Forma Consolidated Balance Sheet (continued)
                          June 30, 1995
                           (Unaudited)

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

Future   policy
benefit          $106,715    $14,621     $718       $560 f     $122,614
  reserves
Other
policyholder        8,483      1,772      363                    10,618
  liabilities
Other               2,785        359       32                     3,176
liabilities
Notes payable         794          0      296                     1,090
Deferred    tax         0      1,825        0    (1,825) h            0
liability
Minority                0         16       93      (109) h            0
interest

     Total        118,777     18,593    1,502    (1,374)        137,498
  liabilities

Class  A common    21,457        250      819     17,423 h       39,949
stock
Class  B common       283          0       47       (47) h          283
stock
Preferred stock         0        263        0      (263) h            0
Additional paid-
in                      0      6,030      576    (6,606) h            0
  capital
Unrealized loss
on                   (744)         0     (18)         18 h        (744)
  investments
Retained           19,757      1,743    (508)    (1,235) h      19,757
earnings
                   40,753      8,286      916      9,290        59,245
Treasury stock    (2,181)          0      (9)          9        (2,181)
     Total
 stockholders'     38,572      8,286      907      9,299        57,064
    equity

     Total
liabilities and  $157,349    $26,879   $2,409     $7,925      $194,562
 stockholders'
    equity



   Explanation of Pro-Forma Adjustments as of June 30, 1995:

     (a) Adjustment necessary to record acquired fixed maturities at market value.

     (b) Deferred policy acquisition costs are reflected in the accompanying pro-forma financial statements as follows:

          Historical Citizens         $36,165
          Historical ALFC and II        6,880
            Historical DAC             43,045
          Reverse   historical   ALFC  (6,880)
          and II
          Net DAC                     $36,165

     (c) Reverse ALFC and II policy acquisition costs at March 31, 1995 and eEstablish cost of insurance acquired. Cost of insurance acquired represents the estimated present value of future profits in the acquired business This amount was calculated as the difference between ALFC's and II's historical future policy benefit reserves and the estimated gross premium reserve at March 31, 1995. The gross premium reserve was estimated assuming a level interest yield of 7%. Life mortality was based on appropriate multiples of the 1965-70 Select and Ultimate and the Ultimate Intercompany Table and withdrawals based on Linton B and BB tables as deemed appropriate based on individual life plan experience. Accident and health morbidity was based on multiples of 1974 Cancer tables, Stroke/Heart Attack Indemnity Table, 1985 NAIC Cancer Tables and published claim costs and withdrawals based on Linton C and CC Tables as deemed appropriate based on individual health plan experience. Cost of insurance acquired is being amortized in proportion to the profit over the lives of the respective policies.

          Cost   of  insurance  acquired  is  presented  in   the
          accompanying pro-forma financial statements as follows:

             Historical Citizens       $2,188

             ALFC   and  II  cost   of
             insurance capitalized      5,828

             Pro-forma     cost     of
             insurance acquired        $8,016

     (d)  Allocation  of purchase price to identifiable intangible
          assets.   Identifiable intangible assets include  state
          licenses and agency force and are being amortized over 10 years.

     (e) Excess of cost over net assets acquired was calculated as follows: (in thousands)


                               ALFC        II     TOTAL
       Acquisition of
       common stock           $17,575       929   18,504
       Estimated fair
       value of net assets     (9,436)     (940) (10,376)
       acquired
       Excess of cost
       (purchase price)
       over net assets         $8,139      (11)    8,128
       acquired


      (f)  Revaluation  of policy benefit  reserves  to  reflect
           Company reserve assumption with regard to interest rates, lapse rates and surrenders.

      (g) Establish deferred taxes for basis differences between book and tax value of assets and liabilities at June 30, 1995.

      (h) Eliminate ALFC and II capital, minority interest, and retained earnings and record the cost of net assets acquired as increased capital of the Company due to the issuance of additional Class A common shares.


         Pro-Forma Consolidated Statement of Operations
             For the Six Months Ended June 30, 1995
                           (Unaudited)

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
Revenues:

Premiums           $20,611     $3,782      $14                  $24,407
Net   investment     3,124        580       23                    3,727
income
Other                  (48)       128        0         0             80
 Total revenues     23,687      4,490       37         0         28,214

Benefits     and
Expenses

Policy benefits     15,286      1,990       32                   17,308
Commissions          5,251          0        0                    5,251
Capitalization     (5,498)          0        0     (250) a       (5,748)
of DAC
Amortization  of     3,871        666        3     (500) a        4,040
DAC
Amortization  of
cost                   177          0        0      278  b          455
   of  insurance
acquired
Amortization  of
other                    0          0        0       94  c          94
  intangibles
Amortization  of
excess of cost over     93          0        0      220  d         313
net assets
  acquired
Other expenses       2,806      1,668       34         0          4,508
 Total benefits
      and           21,986      4,324       69      (158)        26,221
    expenses

Income    before    $1,701       $166    $(32)      $158)        $1,993
taxes

Net  income  per                                                 $0.10
share                                                              (e)


  Explanation of Pro-Forma statement of Operations for the Six-
                Month Period Ended June 30, 1995:


     (a)  Amortization  and  capitalization  of  deferred  policy acquisition costs are reflected in the accompanying pro-
          forma   statement  of  operations  as   follows:    (in
          thousands)

                                         Capitalizat  Amortizati
                                             ion          on
          Historical Citizens                 (5,498)      3,871
          Historical ALFC and II                    0        669
               Total Historical               (5,498)      4,540
          Reverse  Historical ALFC  and             0      (669)
          II
          Capitalization    of    Post-         (250)        169
          Purchase
          Net Pro-Forma adjustment              (250)      (500)
                Net                           (5,748)      4,040


     (b) Amortization of cost of insurance acquired is presented in the accompanying pro-forma statement of operations as follows: (in thousands)

             Historical Citizens        $177

             Interest accrued @ 7%      (205)

             Amortization of ALFC  and
             II cost of insurance        483

                  Net        Pro-Forma   278
             adjustment
             Pro-forma amortization     $455

          Estimated amortization of cost of insurance acquired assuming a purchase date of January 1, 1995 is $482,000, $433,000, $390,000, $360,000 and $336,000 for
          each year, respectively, in the five year period ending December 31, 1999.

     (c) Identifiable intangible assets include state licenses and agency force and are being amortized over 10 years.
          Such amortization amounted to $94,000 for the six months ended June 30, 1995.

     (d) Excess of cost over net assets acquired is being amortized over a 20-year period. Such amortization, reflected in the accompanying pro-forma statement of operations is $220,000.

     (e) Calculated using estimated common shares outstanding of 19,433,080.


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