Form 10-K/A
period 1994-12-31
CITIZENS INC
filed 1995-09-27
CIK 24090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                           FORM 10-K / AMENDMENT NO. 2


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

            PRO-FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION
            ------------------------------------------------------
                            (AMOUNTS IN THOUSANDS)

                     PRO-FORMA CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 1994
                                 (UNAUDITED)

                                       HISTORICAL                                             PURCHASE
                                      CITIZENS INC         HISTORICAL     HISTORICAL        ADJUSTMENTS
                ASSETS                    AND               ALFC AND      INSURANCE             AND                     PRO-FORMA
                                      SUBSIDIARIES        SUBSIDIARIES    INVESTORS         ELIMINATIONS               CONSOLIDATED
                                      ------------        ------------    ----------        ------------               ------------
Long term Investments                   $ 93,829            $14,532         $2,116              $(1,328) (a)            $109,149
Short term Investments                         0                764              0                                           764
                                        --------            -------         ------              -------                 --------
      Total Investments                   93,829             15,296          2,116               (1,328)                 109,913

Cash                                       4,259                682            207                                         5,148
Other receivables                          1,593                487              0                                         2,080
Accrued investment
  income                                   1,570                307             27                                         1,904
Deferred policy
  acquisition costs                       34,537              6,950             51               (6,493) (b)              35,045
Cost of insurance
  acquired                                 2,272                  0              0                6,106  (c)               8,378
Other intangible assets                                                                           1,869  (d)               1,869
Excess of cost over net
  assets acquired                          3,345                  0              0                8,336  (e)              11,681

Deferred taxes                             1,521              1,831              0                 (858) (g)               2,494

Other assets                               6,872                763              1                                         7,636
                                        --------            -------         ------              -------                 --------

         Total Assets                   $149,798            $26,316         $2,402              $ 7,632                 $186,148

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

                 PRO-FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                   (UNAUDITED)

                                        HISTORICAL                                            PURCHASE
                                       CITIZENS INC        HISTORICAL     HISTORICAL        ADJUSTMENTS
                                           AND              ALFC AND      INSURANCE             AND                   PRO-FORMA
                                       SUBSIDIARIES       SUBSIDIARIES    INVESTORS         ELIMINATIONS            CONSOLIDATED
                                       ------------       ------------    ----------        ------------            ------------
Revenues:

Premiums                                 $43,861             7,698              53                                     $51,612
Net investment income                      5,296             1,026             108                                       6,430
Other                                         55               189               0                                         244
                                         -------             -----             ---                                     -------
       Total revenues                     49,212             8,913             161                                      58,286

Benefits and Expenses

Policy benefits                           31,301             4,975              93                                      36,369
Commissions                               12,382               513               0                                      12,895
Capitalization of DAC                    (13,128)           (1,166)              0                586  (b)             (13,708)
Amortization of DAC                        7,204             1,453               4             (1,385) (b)               7,276
Amortization of cost
 of insurance acquired                       421                 0               0                611  (c)               1,032
Amortization of other
  intangibles                                                                                     207  (d)                 207
Amortization of excess
  of cost over net assets
  acquired                                   186                 0               0                438  (e)                 624
Other expenses                             5,079             3,688             192                                       8,959
                                         -------             -----             ---               ----                  -------
     Total benefits and
          expenses                        43,445             9,463             289                457                   53,654
                                         -------             -----             ---               ----                  -------

Income before taxes                        5,767              (550)           (128)             (457)                   $4,632

Net income per share                                                                                                     $0.24

                                                                                                                           (i)

       EXPLANATION OF PRO-FORMA ADJUSTMENTS:

       (a) Adjustment necessary to record acquired fixed maturities at market value.


       (b) Amortization and capitalization of deferred policy acquisition costs are reflected in the accompanying pro-forma statement of operations as follows:



                                                                   Capitalization   Amortization
                                                                   --------------   ------------
                       Historical Citizens                            $(13,128)        7,204

                       Historical ALFC and II                           (1,166)        1,457
                                                                       -------        ------
                       Total Historical                                (14,294)        8,661
                                                                       -------        ------
                       Reverse Historical ALFC and II                    1,166        (1,457)

                       Capitalization of post-purchase                    (580)           72
                                                                       -------        ------
                       Net pro-forma adjustment                            586        (1,385)
                                                                       -------        ------
                        Net                                            (13,708)        7,276
                                                                       =======        ======



       (c) Amortization of cost of insurance acquired is presented in the accompanying pro-forma statement of operations as follows:



                       Historical Citizens                           $   421
                                                                     -------
                       Interest accrued at 7%                           (470)

                       Amortization of ALFC and II cost of insurance   1,081
                                                                     -------
                            Net pro-forma adjustment                     611
                                                                     -------
                       Pro-forma amortization                        $ 1,032
                                                                     =======

       (d) Identifiable intangible assets include state licenses and agency force and are being amortized over 10 years. Such amortization amounted to $207,000 for the twelve months ended December 31, 1994.



       (e) The excess of cost over net assets acquired is being amortized over a 20-year period. Such amortization, reflected in the accompanying pro-forma statement of operations, is $438,000.




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

                                      CITIZENS, INC.


Date:  September 27, 1995         By  /s/ Mark A. Oliver

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