Form 10-Q
period 1995-09-30
CITIZENS INC
filed 1995-11-14
CIK 24090

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q


[X]Quarterly  Report  Pursuant to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934

For the period ended   September 30, 1995

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

      As of September 30, 1995, Registrant had 19,322,743 shares of Class A common stock, No Par Value, outstanding.
                 CITIZENS, INC. AND SUBSIDIARIES

                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1. Financial Statements

                Balance  sheets,  September  30,  1995
               (Unaudited)                            3
                 and December 31, 1994

                Statements of Operations, Nine-Months
                 Ended September 30, 1995
                 and 1994 (Unaudited)                 5

                Statements of Operations, Three-Months
                 Ended September 30, 1995
                 and 1994 (Unaudited)                 6

                Statements of Cash Flows, Nine-Months
                 Ended September 30, 1995
                 and 1994 (Unaudited)                 7

                Statements of Cash Flows, Three-Months
                 Ended September 30, 1995
                 and 1994 (Unaudited)                 9

                Notes to Financial Statements          11

        Item 2. Management's Discussion and Analysis
                 of Financial Conditions and Results
                 of Operations                        19

Part    Other Information                              27
II.

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            September 30, 1995 and December 31, 1994


                                       (Unaudited)
                                        September      December
                                           30,            31,
                                          1995           1994
Assets

Investments:

Fixed maturities held for investment,
at amortized cost (market              $18,391,619        $18,415,026
     $17,289,075 in 1995 and $14,846,900 in
     1994)
Fixed maturities available for sale,
at lower
    of cost or market (cost            83,260,348      56,573,764
     $83,363,440 in
    1995 and $61,049,170 in 1994
Equity securities, at market (cost
$23,329 in 1995 and 1994)              14,702          1,892
Mortgage loans on real estate (net of
reserve                                1,922,535       2,623,531
    of $145,080 in 1995 and 1994)
Policy loans                              17,651,346      15,220,005
Guaranteed student loans (net of
reserve of $10,000 in 1995 and 1994)   267,416         240,243
Other long-term investments               753,644         754,189
Short-term investments                    1,903,702               0
Total investments                       124,165,312     93,828,650

Cash                                      3,039,044       4,259,887
Prepaid reinsurance                       643,754         0
Reinsurance recoverable                   2,295,258       1,680,287
Other receivables                         1,224,316       1,592,607
Accrued investment income                 1,696,532       1,569,945
Deferred policy acquisition costs         36,473,570      34,537,464
Deferred Federal income taxes             0               1,521,296
Cost of insurance acquired                7,719,145       2,271,866
Excess of cost over net assets            13,984,985      3,344,844
acquired
Property, plant and equipment             5,438,712       4,694,022
Other assets                              2,622,511         496,736

Total assets                            $199,336,938       $149,797,604




                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            September 30, 1995 and December 31, 1994


                                       (Unaudited)
                                        September      December
                                           30,            31,
                                          1995           1994
Liabilities and Stockholders' Equity

Liabilities:

Future policy benefit reserves            $119,716,568       $101,754,835

Dividend accumulations                    3,336,776       2,899,573
Premium deposits                          1,592,337       1,648,697
Policy claims payable                     3,542,753       2,149,631
Other policyholders' funds                1,905,827       1,611,908

Total policy liabilities                130,094,261     110,064,644

Other liabilities                         2,386,485       1,671,892
Commissions payable                       458,894         916,886
Notes payable                             786,833         712,373
Federal income tax payable                724,477         1,066,004
Deferred Federal income taxes             2,283,891       0
Amounts held on deposit                     194,130         310,432
Total liabilities                       136,928,971     114,742,231

Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 21,521,918 shares
issued in 1995 and 1994, including
shares in treasury of 2,198,175 in     43,703,466      21,457,303
1995 and 1994
Class B, no par value, 1,000,000
shares
  authorized, 621,049 shares issued      283,262         283,262
and
       outstanding in 1995 and 1994
Unrealized loss on investments            (70,290)        (2,970,597)
Retained earnings                         20,658,618      18,466,696
                                          64,589,258      37,236,664
Treasury stock, at cost                   (2,181,291)       (2,181,291)

Total stockholders' equity              62,407,967      35,055,373

Commitments and contingencies

Total liabilities and stockholders'                       $149,797,604
equity                                 $199,336,938

         CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
          Nine-Months Ended September 30, 1995 and 1994

                           (Unaudited)

                                            Nine-months ended
                                             September 30,

                                          1995           1994
Revenues:
Premiums                                   $32,166,089  $31,417,440
Annuity    and    Universal     Life    90,229          57,459
considerations
Net investment income                    4,898,497       3,929,841
                                        37,155,615      35,404,740

Other income and expenses:
Other income                            53,261          80,252
Realized    gains    (losses)     on    (94,193)        171,887
investments
Interest expense                         (38,494)        (36,323)
                                        (79,426)        215,816
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit       7,355,554       8,253,690
reserves
Policyholders' dividends                1,780,506       1,704,301
Claims and surrenders                   13,791,382      12,710,675
Annuity expenses                          494,890         318,178
                                        23,422,332      22,986,844

Commissions                             7,558,495       8,598,620
Underwriting, acquisition and             4,413,629       3,593,696
insurance expenses
Capitalization of deferred policy         (7,919,024)     (9,169,198)
acquisition costs
Amortization of deferred policy           5,982,918       5,143,963
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net     254,768         308,766
assets acquired
                                        33,713,118      31,462,691

Income before federal income tax           $3,363,071        $4,157,865
Federal income tax:
Federal income tax expense               1,171,149        861,929
Net Income                               $2,191,922        $3,295,965

Per Share Amounts:
Net income per share of common stock      $0.12          $0.20


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
         Three-Months Ended September 30, 1995 and 1994

                           (Unaudited)

                                            Three-months ended
                                             September 30,

                                          1995           1994
Revenues:
Premiums                                   $11,660,436        $12,119,111
Annuity    and    Universal     Life    (14,681)        16,907
considerations
Net investment income                    1,774,243       1,390,663
                                        13,420,798      13,526,681

Other income and expenses:
Other income                            43,120          41,752
Realized    gains    (losses)     on    (63,851)        36,091
investments
Interest expense                         (11,026)         (2,844)
                                        (31,757)        74,999
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit       2,395,711       3,531,553
reserves
Policyholders' dividends                667,099         641,303
Claims and surrenders                   4,797,568       4,339,065
Annuity expenses                          275,813          62,314
                                        8,136,191       8,574,235

Commissions                             2,307,494       3,522,835
Underwriting, acquisition and             1,514,144       1,495,410
insurance expenses
Capitalization of deferred policy         (2,421,047)     (3,744,416)
acquisition costs
Amortization of deferred policy           2,112,115       1,863,219
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net      78,217          98,831
assets acquired
                                        11,727,114      11,810,114

Income before federal income tax           $1,661,927        $1,791,566
Federal income tax:
Federal income tax expense                760,661         343,871
Net Income                               $901,666        $929,361

Per Share Amounts:
Net income per share of common stock      $0.05          $0.09


              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine-Months Ended September 30, 1995 and 1994

                           (Unaudited)

                                            Nine-months ended
                                             September 30,

                                          1995           1994
Cash flows from operating
activities:
Net gain                                    $2,191,922        $3,295,936
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                160,643         46,071
Deferred policy acquisition costs        (1,936,106)     (4,025,235)
Amortization of cost of insurance
         acquired and excess cost
          over                         254,768         308,766
         net assets acquired
Prepaid reinsurance                      (643,754)       (700,653)
Reinsurance recoverable                  (614,971)       767,841
Other receivables                        591,153         0
Property, plant and equipment            (197,444)       (458,372)
Future policy benefit reserves           7,355,554       8,253,690
Other policy liabilities                 568,787         (454,039)
Commissions payable and other            (13,354)        6,683
liabilities
Amounts paid out as trustee              (116,302)       (198,433)
Deferred Federal income tax              (33,799)        0
Federal income tax payable               (341,527)       593,325
Other, net                                 125,357        (805,023)
Net cash provided (used) by operating
activities                              7,350,927       5,191,515

Cash flows from investing
activities:
Maturity of fixed maturities              5,982,417       11,002,250
Sale of fixed maturities available for    22,718,636      13,152,225
sale
Purchase of fixed maturities available    (35,064,718)     (43,695,188)
for sale
Sale of equity securities                 0               174,759
Principal payments on mortgage loans      700,996         845,100
Purchase of mortgage loans                0               (196,300)
Net change in guaranteed student loans    (27,173)        341,590
Change in other long-term investments     545             67,671
Cash from merger                          1,178,600       0
Increase in policy loans (net)               (2,231,831)        (1,077,704)

          Net cash provided (used)
            by
            investing activities       (6,742,528)     (19,385,597)

                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine-Months Ended September 30, 1995 and 1994

                           (Unaudited)

                                            Nine-months ended
                                             September 30,

                                          1995           1994
Cash     flows    from     financing
activities:
Sale of stock                                $0         $3,226,444
Borrowed funds                               175,000    0
Repayment of note payable                   (100,540)   (319,062)

Net cash provided (used) by financing
activities                                74,460      2,907,382

Net increase (decrease) in cash and
short-                                 682,859        (11,286,700)
    term investments
Cash and short term investments at
beginning                               4,259,887     18,754,060
    of period
Cash and short term investments at end     $4,942,746    $7,467,360
of period

              CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three-Months Ended September 30, 1995 and 1994

                           (Unaudited)

                                            Three-months ended
                                             September 30,

                                          1995           1994
Cash flows from operating
activities:
Net gain                                  $901,666          $1,447,695
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                462,836         305,032
Deferred policy acquisition costs        (308,932)       (1,881,197)
Amortization of cost of insurance
         acquired and excess cost
          over                         78,217          98,831
         net assets acquired
Prepaid reinsurance                      565,099         295,052
Reinsurance recoverable                  (603,398)       1,473,262
Other receivables                        413,952         0
Property, plant and equipment            448,926         (32,945)
Future policy benefit reserves           2,395,711       3,531,553
Other policy liabilities                 396,080         (1,073,464)
Commissions payable and other            274,066         (139,706)
liabilities
Amounts paid out as trustee              (76,140)        (50,187)
Federal income tax payable               (1,161,858)     (322,152)
Deferred Federal income tax              510,804         (431,064)
Other, net                                 367,883        (388,792)
Net cash provided (used) by operating
activities                              4,664,912       2,831,918

Cash flows from investing
activities:
Maturity of fixed maturities              20,871          85,893
Sale of fixed maturities available for    0               0
sale
Purchase of fixed maturities available    (12,499,332)     (2,800,778)
for sale
Sale of equity securities                 0               174,759
Principal payments on mortgage loans      316,660         372,695
Purchase of mortgage loans                0               (196,300)
Net change in guaranteed student loans    (66,187)        194,961
Change in other long-term investments     (313,943)       76,721
Cash from merger                          1,178,600       0
Increase in policy loans (net)               (1,120,804)      (395,188)


          Net cash provided (used)
            by
            investing activities       (12,484,135)     (2,487,237)


                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three-Months Ended September 30, 1995 and 1994

                           (Unaudited)

                                            Three-months ended
                                             September 30,

                                          1995           1994
Cash     flows    from     financing
activities:
Sale of stock                                             3,226,444
Borrowed funds                            0               0
Repayment of note payable                   (7,000)        (146,182)
Net cash provided (used) by financing
activities                               (7,000)        3,080,262

Net increase (decrease) in cash and
short-                                 (7,826,223)     3,424,943
    term investments
Cash and short term investments at
beginning                               12,768,969      4,042,417
  of period
Cash and short term investments at end     $4,942,746      $7,467,360
of period


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1995

                           (Unaudited)

(1)  Financial Statements

     The balance sheet for September 30, 1995, the statements of operations for the three- and nine-month periods ended September 30, 1995 and 1994, and the statements of cash flows for the three- and nine-month periods then ended have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1995, and for comparative periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

(2)  Merger and Proposed Acquisition and Merger

     On December 9, 1994, Citizens announced that it had signed definitive written agreements for the acquisition of (i) American Liberty Financial Corporation, a Baton Rouge, Louisiana based life insurance holding company and (ii) Insurance Investors & Holding Co., a Peoria, Illinois based life insurance holding company.

     The American Liberty agreement provided that following the acquisition by Citizens, American Liberty shareholders will receive 1.10 shares of Citizens' Class A Common Stock for each share of American Liberty Common Stock owned and 2.926 shares of Citizens' Class A Common Stock for each one share of American Liberty Preferred Stock owned. Citizens issued approximately 2.4 million Class A shares in connection with the transaction, which was accounted for as a purchase. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on the Citizens' system. The Louisiana Department of Insurance approved the transaction on July 15, 1995. A meeting of shareholders of American Liberty was held on September 14, 1995 to consider the transaction, with more than 90% of the American Liberty shareholders approving the merger. The transaction was consummated on September 14, 1995.

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

     The following unaudited pro forma condensed balance sheet as of September 30, 1995 reflects the purchase of II by Citizens as if it occurred on September 30, 1995. The unaudited pro forma condensed consolidated income statement for the six months ended September 30, 1995 reflects the purchase of II as if it had occurred on January 1, 1995.

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

              Pro-Forma Consolidated Balance Sheet
                       September 30, 1995
                           (Unaudited)

                 Historica               Purchase
                     l       Historic    Adjustmen
    Assets       Citizens    al           ts and        Pro-forma
                  Inc and    Insuranc    Eliminati     Consolidated
                 Subsidiar   e              ons
                    ies      Investor
                             s

Long term         $91,111      $2,193          $13  (      $108,335
Investments                                         a
                                                    )
Short term          9,495           0            0           10,437
Investments
     Total        100,606       2,193           13          118,772
  Investments

Cash                3,274         132                         4,115
Other               3,107           0                         3,545
receivables
Accrued
investment          1,268          33                         1,617
  income
Deferred policy
    acquisition    36,165          49      (6,880)  (     36,165191
costs                                               b
                                                    )
Cost         of
insurance           2,188           0     5,828584  (    8,0167,810
  acquired                                          e
                                                    )
Excess of  cost
over net            3,252           0    8,12811,0  (  11,38014,379
         assets                                 81  c
acquired                                            )
Other                   0           0        1,816  (         1,816
intangible                                          d
assets                                              )
Deferred taxes        393           0               (    1,2521,737
                                         ((980)904  g
                                                 )  )
Other assets        7,096           2            0            7,884

 Total Assets    $157,349      $2,409     $7,92512      $194,562173
        Pro-Forma Consolidated Balance Sheet (continued)
                       September 30, 1995
                           (Unaudited)

                 Historic               Purchas
Liabilities and     al       Histori       e
 Stockholders'   Citizens    cal        Adjustm         Pro-forma
    Equity       Inc and     Insuran      ents         Consolidated
                 Subsidia    ce           and
                   ries      Investo    Elimina
                             rs          tions

Future   policy
benefit          $106,715        $718       $560  (f)      $122,614
  reserves
Other
policyholder        8,483         363                        10,618
  liabilities
Other               2,785          32                         3,176
liabilities
Notes payable         794         296                         1,090
Deferred    tax         0           0    (1,825)  (h)             0
liability
Minority                0          93      (109)  (h)             0
interest

     Total        118,777       1,502    (1,374)            137,498
  liabilities

Class  A common    21,457         819     17,423  (h)        39,949
stock
Class  B common       283          47       (47)  (h)           283
stock
Preferred stock         0           0      (263)  (h)             0
Additional paid-
in                      0         576     (6,606) (h)             0
  capital
Unrealized loss
on                   (744)        (18)        18  (h)         (744)
  investments
Retained           19,757       (508)    (1,235)  (h)      19,75740
earnings
                   40,753         916      9,290          59,245302
Treasury stock    (2,181)         (9)          9            (2,181)
     Total
 stockholders'     38,572         907    9,29993           57,06421
    equity

     Total
liabilities and  $157,349      $2,409    $7,9251         $194,56273
 stockholders'                                 2
    equity

   Explanation  of  Pro-Forma Adjustments  as  of  September  30,
   1995:

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

     (cb) Reverse ALFC and II policy acquisition costs at March 31, 1995 and eEstablish cost of insurance acquired. Cost of insurance acquired represents the estimated present value of future profits in the acquired business This amount was calculated as the difference between ALFC's and II's historical future policy benefit reserves and the estimated gross premium reserve at September 30, 1995. The gross premium reserve was estimated assuming a level interest yield of 7%. Life mortality was based on appropriate multiples of the 1965-70 Select and Ultimate and the Ultimate Intercompany Table and withdrawals based on Linton B and BB tables as deemed appropriate based on individual life plan experience. Accident and health morbidity was based on multiples of 1974 Cancer tables, Stroke/Heart Attack Indemnity Table, 1985 NAIC Cancer Tables and published claim costs and withdrawals based on Linton C and CC Tables as deemed appropriate based on individual health plan experience. Cost of insurance acquired is being amortized in proportion to the profit over the lives of the respective policies.

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

      (ge) Establish deferred taxes for basis differences between book and tax value of assets and liabilities at September 30, 1995.

      (hf) Eliminate ALFC and II capital, minority interest, and retained earnings and record the cost of net assets acquired as increased capital of the Company due to the issuance of additional Class A common shares.


         Pro-Forma Consolidated Statement of Operations
          For the Nine Months Ended September 30, 1995
                           (Unaudited)

                 Historica                   Purchase
                     l       Historical     Adjustment
                 Citizens    Insurance        s and        Pro-forma
                  Inc and    Investors      Eliminatio    Consolidate
                 Subsidiar                      ns             d
                    ies
Revenues:

Premiums           $20,611          $14                        $24,407
Net   investment     3,124           23                          3,727
income
Other                 (48)            0              0              80
 Total revenues     23,687           37              0          28,214

Benefits     and
Expenses

Policy benefits     15,286           32                         17,308
Commissions          5,251            0                          5,251
Capitalization     (5,498)            0         (250)0 (a   (5,748543)
of DAC                                                 )
Amortization  of     3,871            3       (500368) (a        4,040
DAC                                                    )
Amortization  of
cost                   177            0          27879 (b       455371
   of  insurance                                       b)
acquired
Amortization  of
other                    0            0             94 (c           94
  intangibles                                          b)
Amortization  of
excess
   of  cost over        93            0         220501 (d       313501
net assets                                             c)
  acquired
Other expenses       2,806           34              0           4,508
 Total benefits
      and           21,986           69       (158)412       26,221824
    expenses

Income    before    $1,701         $(32)      $158412)       $1,993270
taxes

Net  income  per                                                $0.101
share                                                             (eg)
 Explanation of Pro-Forma statement of Operations for the Nine-
             Month Period Ended September 30, 1995:


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


     (bb) Amortization of cost of insurance acquired is presented in the accompanying pro-forma statement of operations as follows: (in thousands)

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

     (c) Identifiable intangible assets include state licenses and agency force and are being amortized over 10 years.
          Such amortization amounted to $94,000 for the six months ended September 30, 1995.

     (dc) Excess of cost over net assets acquired is being amortized over a 20-year period. Such amortization, reflected in the accompanying pro-forma statement of operations is $220,000.

     (eg)Calculated using estimated common shares outstanding of 19,433,080.


                             ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATIONS

On September 14, 1995, the Company consummated the acquisition of American Liberty Financial Corporation that had been pending since December, 1994. Citizens issued approximately 2.4 million Class A shares for all of the shares of American Liberty. The transaction had a significant effect on assets, liabilities and capital as is discussed below, however, since it was accounted for as a purchase, had no material effect on operating results or income since the transaction was consummated so near the end of the quarter.

Nine-months ended September 30, 1995 and 1994

Net income for the nine-months ended September 30, 1995 was $1,290,256 or $.12 per share, compared to $3,295,936 or $.20 per share for the same period in 1994. Revenues increased to $37,155,6159,763,884, an increase of 4.9% over the first nine months of 1994 when revenues were $35,404,740. The primary reasons for the lower earnings in 1995 were reduced levels of capital gains coupled with increases in operating expenses as a result of recent growth in the Company, along with higher death benefits during the period. Operating income (income before capital gains and federal income taxes) was $3,457,264 for the first nine months of 1995, compared to $3,985,978 for the same period in 1994.

Premium income for the first nine months of 1995 was $32,166,089 compared to $31,417,440 for the same period in 1994. This 2.4 percent increase is substantially less than the Company has experienced in recent years, however, Management believes two factors contributed to the slowdown in growth: 1) a sales convention for top producers was held in August, pulling the top 150 producers out of their respective countries for several weeks during one of the historically busiest periods of the year, and
2) economic disruptions in Argentina during 1995, one of the largest producing countries. Management expects to see a stronger increase in the production of new premium during the fourth quarter, however expects production for the year to be less than that produced in 1994. During 1994, approximately $11.8 million of new premium was written and during 1995, Management had expected this production to reach $12.5 million. Currently, Management expects 1995 production to be $10.5 to $11.5 million. Management does not believe the slowing down of new business from some of the Latin markets is long term in nature, but rather a cyclical occurrence that will run its course in the near term.

Net investment income increased 24.7% in the first nine months of 1995 compared to the same period in 1994. Net investment income for the nine months ended September 30, 1995 was $4,898,497 compared to $3,929,841 in 1994. This increase reflects the earnings on the growth in the Company's asset base that is occurring, as well as the higher yields that have been available in the bond market during the past year. Additionally, the $5.4 million of new capital raised in the latter half of 1994 via a Reg. S. offering is generating additional earnings. Overall investment return in recent years has been hampered because the growth in the Company's asset base has occurred during a period of relatively low investment returns.

Future policy benefit reserves increased by $7,355,554 in 1995, compared to $8,253,690 in the first nine months of 1994. Increased surrender activity during the year has slowed the rate at which reserves have increased, however Management does not believe this increase poses any long term problems for the Company..

Claims and surrenders expense increased from $12,710,675 at September 30, 1994 to $13,791,382 for the same period in 1995. Death claims declined from $2,705,717 in 1994 to $2,252,068 in 1995. The claims level experienced in 1994 was substantially higher than the previous year. Experience during 1995 more closely matches the historical levels of claims seen by the Company. Management expects some increase in this category as a result of the growing block of business in force. Surrender expense increased from $6,266,254 to $7,571,262, as increases in the older, domestic block of business owned by the Company contributed to the rise in expense. Management constantly monitors this activity to insure that the Company's persistency is holding at levels equal to or above assumptions. Thus far, the Company's persistency has exceeded the assumed levels. To illustrate the Company's persistency, when creating its products Citizens generally uses Linton Table B, an actuarial table that is considered to be the industry standard for persistency. Through 1994, the Company's first year persistency was at 99.4%, compared to 79.9% for Linton. Second year persistency was 88.8% for Citizens compared to 70.1% for Linton; third year was 81.1% compared to 62.9%; fourth year was 70.9% compared to 57.2%; and fifth year was 60.9% compared to 52.4% for Linton. Annuity benefits grew to $494,890 in 1995 from $318,178 in 1994, primarily as the result of reductions made by the Company in the interest rate credited to such products. Coupons and endowments increased to $3,332,423 in 1995 from $3,144,406 in 1994.
Although this item increased 5.9% in 1995, Management is not concerned by the increase. The endowment benefits are factored into the premium much like dividends and therefore, the increase does not pose a threat to future profitability. Management expects to see further increases in this category in the future.

Commission expense decreased to $7,558,495 from $8,598,620. This decrease relates to the lower levels of production described above. Deferred policy acquisition costs capitalized in 1995 were $7,919,024 compared to $9,169,198 in the prior year. The lower levels of capitalization relate to the slowdown in production and commission expense described above as well as the lower levels of interest that are currently prevalent.. Amortization of these costs was $5,143,963 for the first nine months of 1994 compared to $5,982,918 for 1995. The increase in amortization relates to the larger block of capitalized costs being written off, as well as the higher level of surrender activity incurred during 1995.

Underwriting, acquisition and insurance expenses increased 22.8% for the first nine months of 1995 compared to the same period in 1994, reaching $4,413,629 from $3,593,696. The increase is primarily attributable to the absorption of the marketing management function previously performed by Savoy, part of which is offset by a reduced level of commission expense on first year business, as well as costs associated with expanding the Company's management group.

Realized gains on investments for the first nine months of 1994 were $171,887, compared to losses of $94,193 in the current year. The gains realized in the first half of 1994 occurred because management felt that yields on the long Treasury bonds were going into an interim period of growth. As a result, Management decided to liquidate a portion of the Company's long-term Treasury holdings in an attempt to reinvest at higher rates, as well as to convert a portion of the interest earnings on such instruments to immediate cash in the form of capital gains which could be reinvested along with the principal to further enhance return. During the first quarter of 1995, Management opted to maintain the level of return available rather than to effect capital gains that became available as the yield on long term bonds fell more than 1/2%.

Three-months ended September 30, 1995 and 1994

Net income for the three-months ended September 30, 1995 was $901,666 compared to $929,361 for the same period in 1994. Revenues increased to $13,420,7989,763,884, an decrease of 1% over the same three months of 1994 when revenues were $13,526,681. The primary reasons for the lower quarterly earnings were decreases in premium income and lower levels of capital gains.

Premium income for the third quarter of 1995 was $11,660,436 compared to $12,119,111 for the same period in 1994. This 3.8 percent decrease is the result of the slowdown in the volume of new business written by the Company during the quarter due to uncertainties about the economies in certain Latin American countries, principally Argentina, as well as the Company's annual sales convention which brought 150 of the top agents from Latin America to the U.S. in August since that month is one of the Company's largest production months.

Net investment income increased 27.6% in the third quarter of 1995 compared to the same period in 1994. Net investment income for the three months ended September 30, 1995 was $1,774,243 compared to $1,390,663 in 1994. This increase reflects the earnings on the growth in the Company's asset base that is occurring, as well as the higher yields that have been available in the bond market during the past year.

Future policy benefit reserves increased by $2,395,711 in 1995, compared to $3,531,553 in the third quarter of 1994 primarily as the result of the slowdown in production described above.

Claims and surrenders expense increased from $4,339,065 at September 30, 1994 to $4,797,568 for the same period in 1995.
Increases in surrender and annuity benefits were the primary reason for the increase during the quarter.

Commission expense decreased to $2,307,494 from $3,522,835. The slower increases in the production of new policies as well as modifications in who bears the expenses for marketing made in recent years are the reasons for the decline. Deferred policy acquisition costs capitalized in 1995 were $2,421,047 compared to $3,744,416 in the prior year. Amortization of these costs was $2,112,115 for the second quarter of 1994 compared to $1,863,219 for 1995.

Underwriting, acquisition and insurance expenses increased slightly for the third quarter of 1995 compared to the same period in 1994, reaching $1,514,144 from $1,495,410. The increase is primarily attributable to the absorption of the marketing management function previously performed by Savoy, part of which is offset by a reduced level of commission expense on first year business, as well as costs associated with expanding the Company's management group.

Liquidity and Capital Resources

Stockholders' equity increased 78.1% during 1995 to $62,407,967 from $35,055,373 at December 31, 1994. The consummation of the American Liberty merger for shares of the Company's Class A Common Stock, as well as an improvement in the market value of the Company's available for sale fixed maturity portfolio contributed to the increase. The American Liberty transaction boosted capital by $22.2 million.

On October 27, 1994, Citizens completed the offering of 916,375 shares of its Class A Common Stock under an exemption from registration under the Securities Act of 1933. The offering was made under Regulation S, which provides that shares which are offered outside of the United States to non-United States persons pursuant to certain specific guidelines may be resold in the United States by persons who are not an issuer, underwriter or dealer following a certain period after the close of the offering period. The offering price was $7.00 per share. The closing market  price  of the Class A common shares on the  date  of  the offering  commencement was $7.75 per share (as  reported  by  the
American Stock Exchange). The Company had succeeded in placing 916,375 shares, generating gross proceeds of more than $6.4 million, and net proceeds of approximately $5.4 million. Management was pleased with the amount of capital generated through the offering; however, it believes that the offering period was too short in light of the manner in which business is typically transacted overseas. Because of the success of the offering in the limited time period, Management initiated a second such offering which commenced on May 1, 1995.

The new offering comprises up to 3,500,000 Class A shares and will run over a period of 30 months, ending October 31, 1997, or when 3,500,000 shares have been purchased. The initial offering price is $7.50 per share, with the shares being offered in units of 50 shares each. Each overseas policyowner of Citizens Insurance Company of America is being offered the opportunity to purchase up to 100 units. The price of the shares escalates every six months during the offering period, reaching $8.50 per share during the final period. As of September 30, 1995, only a negligible amount of shares had been placed. Management does not expect to see significant activity in conjunction with this offering until the fourth quarter of 1995..

Invested assets grew to $124,165,312 at September 30, 1995 from $93,828,650 at December 31, 1994, an increase of 32.3% The American Liberty transaction boosted such assets by approximately $17 million. At September 30, 1995 and December 31, 1994, fixed maturities have been categorized into two classifications: Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available for sale which are valued at market. The Company does not have a plan to make material dispositions of fixed maturities during 1995; however, because of continued uncertainty regarding long-term interest rates, Management cannot rule out additional sales during 1995. Fixed maturities held to maturity, amounting to $18,391,619 at September 30, 1995 and $18,415,026 at December 31, 1994 consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

The Company's mortgage loan portfolio, which constitutes 1.5% of invested assets at September 30, 1995, has historically been composed of small residential loans in Texas. The 1992 acquisition of FCC added a block of mortgages to the portfolio. During 1994, in conjunction with the sale of certain parcels of real estate owned by the Company approximately $340,000 in new mortgage loans were made. At December 31, 1994, approximately 38.9% of the Company's mortgage portfolio (1 % of invested assets) consisted of commercial mortgages with an average balance of $66,381. The remaining residential mortgages have an average balance of $27,839. At September 30, 1995, one mortgage, in the principal amount of $30,665 was in default. Management believes that in the event of foreclosure there is more than adequate collateralization on the loan, to avoid exposure to loss. One mortgage with a balance of approximately $106,000 was foreclosed during the second quarter of 1995. Management does not expect to incur a significant loss on the disposal of the real estate. Management has established a reserve of $145,080 (approximately 5% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio.

Policy loans comprise 14.2% of invested assets at September 30, 1995 and 16.2% at December 31, 1994. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depositories, Texas Commerce Bank Austin, Texas and Frost Bank, N.A., Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at December 31, 1994 and September
30, 1995. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. Management does not believe the Company is at risk for such a loss. During 1995, the Company has utilized short-term Treasury Bills as a cash management tool to minimize excess cash balances and enhance return.

Investments in real estate comprise a very small portion  of  the
Company's invested assets (0.1%). The properties owned by the Company were predominantly acquired in the acquisition of HERMAR's assets and consist of small tracts used for light retail or light industrial purposes. No single tract accounts for as much as 0.1% of the Company's invested assets and virtually all are revenue-producing holdings. The Company has not established loss reserves on real estate because Management believes the Company has no significant exposure to loss on its holdings. During 1994, the bulk of the real estate acquired from HERMAR was sold to the parties leasing the properties. As part of the transaction, CICA provided mortgage financing on the transactions totaling approximately $340,000; however, down payments of 15-20% were made in each case.

One parcel of real estate acquired in 1991 and still owned at September 30, 1995, was the site of a previous underground fuel line leak. The previous owner, having previously initiated action to abate the leak, had contracted with an environmental consulting firm to supervise and coordinate the remediation of any contamination at the site. Following the acquisition in 1991, the Company continued the remediation efforts. During 1994, all remediation efforts at the site were discontinued with the permission of the Texas Natural Resource Conservation Commission (TNRCC). Management believes it probable that any remaining costs of remediation will be paid by the TNRCC through a reimbursement program administered by that agency for such sites. In the event the TNRCC limits the amount of such reimbursement due to a charge being "unreasonable," the Company's contracts with its environmental consultants provide for a like reduction in amounts due said contractor. Additionally, these contracts require the consultants to bear the financial burden of any expenditures for remediation until such items are reimbursed by the TNRCC. Management is not aware of any remaining costs related to the remediation. There is no pending or threatened legal action by state agencies, area governments or citizenry relating to the leak; therefore, the Company has not established reserves for the leak.

In February 1992, the Company paid cash for an 80,000 square foot office building in Austin, Texas to serve as its primary office. This building will, in the opinion of Management, provide adequate space for the Company's operations for many years. Renovation and remodeling of the property began in the third quarter of 1992 and the Company relocated to the building in September, 1993. The Company occupies approximately 27,000 square feet of space in the building. The Company's former office property, consisting of approximately 13,000 square feet in Austin, with a carrying value of $158,000, was listed for sale during 1994 for $1.5 million. In February, 1995, a lease-purchase agreement was reached with a third party on the former office property. The lease, a three year agreement on a triple-net basis, provides that the party can purchase the building during the first 18 months of the lease for $850,000 cash, with no lease payments applying to the purchase price. The phrase "triple net" means that the lessee is responsible for the payment of maintenance, taxes and insurance on the property. As of November 14, 1995, the lessee had not notified the Company of its intentions with regard to the purchase option. Management does not expect the lease to have a material effect on the Company's earnings or financial position. The Company intends to account for the lease as an operating lease. Should the lessee exercise the purchase option, which is a cash purchase option, the Company would record a gain of approximately $650,000.

CICA owned 2,075,685 shares of Citizens Class A common stock at September 30, 1995 and December 31, 1994. For statutory accounting purposes, CICA received written approval from the Colorado Insurance Department to carry its investment in Citizens at 50% of the fair market value limited to 8% of admitted assets, ($9,989,000 at September 30, 1995) which differs from prescribed statutory accounting practices. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of the Parent by CICA, limited to 2% of admitted assets. As of December 31, 1994, that permitted transaction increased statutory surplus by $4,711,023 over what it would have been had prescribed accounting practice been followed. In the Citizens' consolidated financial statements, this stock is shown as treasury stock.

CICA had outstanding at December 31, 1994, a $600,000 surplus debenture ($533,333 at September 30, 1995) payable to Citizens. For statutory accounting purposes, this debenture is a component of surplus, while for GAAP it is eliminated in consolidation. Citizens has recognized a liability for its related obligation to a bank in a like amount.

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

Financial Accounting Standards

In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax asset and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted Statement 109 in 1993 and applied the provisions of Statement 109 retroactively to January 1, 1991

In December 1990, the FASB issued Statement 106, "Employers' Accounting for Post Retirement Benefits Other than Pensions", ("Statement 106"). Statement 106 establishes accounting standards for employers' accounting for, primarily, post retirement health care benefits. The statement was effective for fiscal years beginning after December 15, 1992. Since the Company currently pays no such benefits, implementation had no impact on the results of operations of the Company.

In December 1992, the FASB issued Statement 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("Statement 113"). Statement 113 eliminated the net reporting of reinsurance amounts in the balance sheet previously required by Statement 60 "Accounting by Insurance Enterprises." Statement 113 also provides accounting guidance for ceding enterprises as well as disclosure requirements and guidance on assessing transfer of risk in reinsurance contracts. Furthermore, it precludes immediate recognition of gains related to reinsurance contracts unless the ceding enterprises liability to its policyholders is extinguished.

The  Company adopted Statement 113 in the first quarter of  1993.
There was no impact on the consolidated financial statements due to implementation of the risk transfer provisions.

In May 1993, the FASB issued Statement 114, "Accounting by Creditors for Impairment of a Loan" ("Statement 114"). Statement 114 requires impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement 114 is effective for years beginning after December 15, 1994. The Company does not expect Statement 114 to have a material impact on its financial statements.

Also in 1993, the FASB issued Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). Statement 115 requires the classification of debt and equity securities as held to maturity, trading or available for sale based on established criteria. Trading securities are bought and held principally for the purpose of selling them in the near term. The Company had no investment securities classified as trading at January 1, 1994, December 31, 1994 or September 30, 1995. Held-to-maturity securities are those in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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

Item 3.   Defaults upon Senior Securities

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

       None.

Item 5.   Other Information

       Effective November 15, 1995, the Company entered into an agreement with Asset Allocation and Management of Chicago, Illinois to act as an Investment Advisor to the Company and its subsidiaries on a non-discretionary basis. The agreement is terminable upon thirty days written notice.

       The   pending  acquisition  of  Insurance  Investors   and
       Holding Co. is awaiting clearance of a Registration Statement on Form S-4 prior to conducting a stockholders' meeting to consider the transaction. Management expects to obtain such clearance during November and hopes to consummate the transaction during 1995.

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

Date:    May 15, 1995November 14, 1995