Form 10-Q/A
period 1995-09-30
CITIZENS INC
filed 1995-12-05
CIK 24090

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                    FORM 10-Q/AMENDMENT NO. 1


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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 [X] Yes   [ ]No

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
II.


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            September 30, 1995 and December 31, 1994


                                       (Unaudited)
                                        September      December
                                           30,            31,
                                          1995           1994
Assets

Investments:

Fixed maturities held for investment,
at amortized cost (market              $18,391,619        $18,415,026
     $17,289,075in 1995 and
     $14,846,900 in 1994)
Fixed maturities available for sale,
at lower of cost or market (cost        83,260,348         56,573,764
     $83,363,440 in 1995 and
     $61,049,170 in 1994
Equity securities, at market (cost
$23,329 in 1995 and 1994)                   14,702              1,892
Mortgage loans on real estate (net of
reserve                                  1,922,535          2,623,531
    of $145,080 in 1995 and 1994)
Policy loans                            17,651,346         15,220,005
Guaranteed student loans (net of
reserve of $10,000 in 1995 and 1994)       267,416            240,243
Other long-term investments                753,644            754,189
Short-term investments                   1,903,702               0
Total investments                      124,165,312         93,828,650

Cash                                     3,039,044          4,259,887
Prepaid reinsurance                        643,754               0
Reinsurance recoverable                  2,295,258          1,680,287
Other receivables                        1,224,316          1,592,607
Accrued investment income                1,696,532          1,569,945
Deferred policy acquisition costs       36,473,570         34,537,464
Deferred Federal income taxes                0              1,521,296
Cost of insurance acquired               7,719,145          2,271,866
Excess of cost over net assets          13,984,985          3,344,844
acquired
Property, plant and equipment            5,438,712          4,694,022
Other assets                             2,622,511            496,736

Total assets                          $199,336,938       $149,797,604

                                                      (Continued)


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            September 30, 1995 and December 31, 1994

                                       (Unaudited)
                                        September      December
                                           30,            31,
                                          1995           1994
Liabilities and Stockholders' Equity

Liabilities:

Future policy benefit reserves         $119,716,568    $101,754,835
Dividend accumulations                    3,336,776       2,899,573
Premium deposits                          1,592,337       1,648,697
Policy claims payable                     3,542,753       2,149,631
Other policyholders' funds                1,905,827       1,611,908

Total policy liabilities                130,094,261     110,064,644

Other liabilities                         2,386,485       1,671,892
Commissions payable                         458,894         916,886
Notes payable                               786,833         712,373
Federal income tax payable                  724,477       1,066,004
Deferred Federal income taxes             2,283,891            0
Amounts held on deposit                     194,130         310,432
Total liabilities                       136,928,971     114,742,231

Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 21,521,918 shares
issued in 1995 and 1994, including
shares in treasury of 2,198,175 in      43,703,466       21,457,303
1995 and 1994
Class B, no par value, 1,000,000
shares authorized, 621,049 shares          283,262          283,262
issued and outstanding in 1995
 and 1994
Minority interest                           14,202             0
Unrealized loss on investments             (70,290)      (2,970,597)
Retained earnings                       20,658,618       18,466,696
                                        64,589,258       37,236,664
Treasury stock, at cost                 (2,181,291)      (2,181,291)
Total stockholders' equity              62,407,967       35,055,373

Commitments and contingencies

Total liabilities and stockholders'
equity                                $199,336,938     $149,797,604



          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
          Nine-Months Ended September 30, 1995 and 1994

                           (Unaudited)

                                            Nine-months ended
                                             September 30,

                                          1995           1994
Revenues:
Premiums                               $32,166,089     $31,417,440
Annuity and Universal Life                  90,229          57,459
considerations
Net investment income                    4,898,497       3,929,841
                                        37,155,615      35,404,740

Other income and expenses:
Other income                                53,261          80,252
Realized gains (losses) on                 (94,193)        171,887
investments
Interest expense                           (38,494)        (36,323)
                                           (79,426)        215,816
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit        7,355,554       8,253,690
reserves
Policyholders' dividends                 1,780,506       1,704,301
Claims and surrenders                   13,791,382      12,710,675
Annuity expenses                           494,890         318,178
                                        23,422,332      22,986,844

Commissions                              7,558,495       8,598,620
Underwriting, acquisition and            4,413,629       3,593,696
insurance expenses
Capitalization of deferred policy       (7,919,024)     (9,169,198)
acquisition costs
Amortization of deferred policy          5,982,918       5,143,963
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net       254,768         308,766
assets acquired
                                        33,713,118      31,462,691

Income before federal income tax        $3,363,071      $4,157,865
Federal income tax:
Federal income tax expense               1,171,149        861,929
Net Income                              $2,191,922     $3,295,936

Per Share Amounts:
Net income per share of common stock      $0.12          $0.20


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
         Three-Months Ended September 30, 1995 and 1994

                           (Unaudited)

                                            Three-months ended
                                             September 30,

                                          1995           1994
Revenues:
Premiums                               $11,660,436     $12,119,111
Annuity and Universal Life                 (14,681)         16,907
considerations
Net investment income                    1,774,243       1,390,663
                                        13,420,798      13,526,681

Other income and expenses:
Other income                                43,120          41,752
Realized gains (losses) on                 (63,851)         36,091
investments
Interest expense                           (11,026)         (2,844)
                                           (31,757)         74,999
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit        2,395,711       3,531,553
reserves
Policyholders' dividends                   667,099         641,303
Claims and surrenders                    4,797,568       4,339,065
Annuity expenses                           275,813          62,314
                                         8,136,191       8,574,235

Commissions                              2,307,494       3,522,835
Underwriting, acquisition and            1,514,144       1,495,410
insurance expenses
Capitalization of deferred policy       (2,421,047)     (3,744,416)
acquisition costs
Amortization of deferred policy          2,112,115       1,863,219
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net        78,217          98,831
assets acquired
                                        11,727,114      11,810,114

Income before federal income tax        $1,661,927      $1,791,566
Federal income tax:
Federal income tax expense                 760,661         343,871
Net Income                                $901,666      $1,447,695
Per Share Amounts:
Net income per share of common stock      $0.05          $0.09


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


                                                      (Continued)


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three-Months Ended September 30, 1995 and 1994

                           (Unaudited)

                                            Three-months ended
                                             September 30,

                                          1995           1994
Cash     flows    from     financing
activities:
Sale of stock                                0         3,226,444
Borrowed funds                               0               0
Repayment of note payable                (7,000)        (146,182)
Net cash provided (used) by financing
activities                               (7,000)       3,080,262

Net increase (decrease) in cash and
short-                               (7,826,223)       3,424,943
    term investments
Cash and short term investments at
beginning                            12,768,969        4,042,417
    of period
Cash and short term investments
at end                               $4,942,746       $7,467,360
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

     The following unaudited pro forma condensed balance sheet as of September 30, 1995 reflects the purchase of II by Citizens as if it occurred on September 30, 1995. The unaudited pro forma condensed consolidated income statement for the nine months ended September 30, 1995 reflects the purchase of II as if it had occurred on January 1, 1995.

     Management's estimate of the impact of applying purchase accounting, as if the acquisition had occurred as described above, is presented below. The unaudited pro forma financial information is not necessarily indicative either of the results of operations that would have occurred had the acquisition been consummated at the beginning of 1995 or of future results of operations of the consolidated entities.
     Pro-Forma Condensed Consolidated Financial Information
                     (Amounts in thousands)

              Pro-Forma Consolidated Balance Sheet
                       September 30, 1995
                           (Unaudited)

                 Historica               Purchase
                     l       Historic    Adjustmen
     Assets      Citizens    al           ts and         Pro-forma
                 Inc. and    Insuranc    Eliminati      Consolidate
                 Subsidiar   e              ons              d
                    ies      Investor
                             s

Long term         $122,261     $1,992         $(9)  (a     $124,244
Investments                                         )
Short term           1,904          0            0            1,904
Investments
     Total         124,165      1,992          (9)          126,148
  Investments

Cash                 3,039        356                         3,395
Other                4,163          0                         4,163
receivables
Accrued
investment           1,696         32                         1,728
  income
Deferred policy
     acquisition    36,473         48         (48)  (b    36,473191
costs                                               )
Cost          of
insurance            7,719          0      120 584  (c   7,8397,810
  acquired                                          )
Excess  of  cost
over net            13,985          0    59011,081  (d  14,57514,37
          assets                                    )             9
acquired
Other assets         8,097          1            0            8,098

  Total Assets    $199,337     $2,429      $   653      $202,419


        Pro-Forma Consolidated Balance Sheet (continued)
                       September 30, 1995
                           (Unaudited)

                 Historic                  Purchase
Liabilities and     al       Histori      Adjustment
 Stockholders'   Citizens    cal            s and         Pro-forma
    Equity       Inc. and    Insuran      Eliminatio      Consolida
                 Subsidia    ce               ns             ted
                   ries      Investo
                             rs

Future   policy
benefit          $119,717        $717           $146 (e     $120,580
  reserves                                           )
Other
policyholder       10,377         358                         10,735
  liabilities
Other               3,764          52                          3,816
liabilities
Notes payable         787         319                          1,106
Deferred    tax     2,284           0                          2,284
liability

     Total        136,929       1,446            146         138,521
  liabilities

Class  A common    43,703         819          1,201 (f       45,725
stock                                                )
Class  B common       283          47           (47) (f          283
stock                                                )
Minority               14          94           (94) (f           14
interest                                             )
Additional paid-
in                      0         576          (576) (f            0
  capital                                            )
Unrealized loss
on                    (70)        (14)            14 (f         (70)
  investments                                        )
Retained           20,659        (530)                        20,129
earnings
                   64,589         992            498          66,079
Treasury stock     (2,181)        (9)              9         (2,181)
     Total
 stockholders'     62,408         983          50793          63,898
    equity

     Total
liabilities and  $199,337      $2,429         $65312       $202,419
 stockholders'
    equity

   Explanation  of  Pro-Forma Adjustments  as  of  September  30,
   1995:

         (a) Adjustment necessary to record acquired fixed maturities at market value.

     (b) Deferred policy acquisition costs are reflected in the accompanying pro-forma financial statements as follows:

          Historical Citizens         $36,473
          Historical II                        48
            Historical DAC             36,521
          Reverse historical II              (48)
          Net DAC                     $36,473

     (cb) Reverse ALFC and II policy acquisition costs at March 31, 1995 and eEstablish cost of insurance acquired. Cost of insurance acquired represents the estimated present value of future profits in the acquired business This amount was calculated as the difference between II's historical future policy benefit reserves and the estimated gross premium reserve at September
          30, 1995. The gross premium reserve was estimated assuming a level interest yield of 7%. Life mortality was based on appropriate multiples of the 1965-70 Select and Ultimate and the Ultimate Intercompany Table and withdrawals based on Linton B and BB tables as deemed appropriate based on individual life plan experience. Accident and health morbidity was based on multiples of 1974 Cancer tables, Stroke/Heart Attack Indemnity Table, 1985 NAIC Cancer Tables and published claim costs and withdrawals based on Linton C and CC Tables as deemed appropriate based on individual health plan experience. Cost of insurance acquired is being amortized in proportion to the profit over the lives of the respective policies.

          Cost   of  insurance  acquired  is  presented  in   the
          accompanying pro-forma financial statements as follows:

             Historical Citizens       $7,719

             II   cost   of  insurance     120
             capitalized
             Pro-forma cost of
             insurance                 $7,839
             acquired

      (dc) Excess of cost over net assets acquired was calculated as follows: (in thousands)

                                       II
       Acquisition of  common
       stock                            1,530
       Estimated  fair  value
       of      net     assets            (940)
       acquired
       Excess     of     cost
       (purchase price)  over             590
       net assets acquired


      (ed)  Revaluation  of policy benefit  reserves  to  reflect
Company reserve assumption
            with regard to interest rates, lapse rates and surrenders.

      (fe) Eliminate II capital, minority interest, and retained earnings and record the cost of net assets acquired as increased capital of the Company due to the issuance of additional Class A common shares.


         Pro-Forma Consolidated Statement of Operations
          For the Nine Months Ended September 30, 1995
                           (Unaudited)

                 Historica                   Purchase
                     l       Historical     Adjustment
                 Citizens    Insurance        s and        Pro-forma
                 Inc. and    Investors      Eliminatio    Consolidate
                 Subsidiar                      ns             d
                    ies
Revenues:

Premiums           $32,166          $46                        $32,212
Net   investment     4,898           91                          4,989
income
Other                   91            5              0              96
 Total revenues     37,155          142              0          37,217

Benefits     and
Expenses

Policy benefits     23,422           69                         23,491
Commissions          7,559            0                          7,559
Capitalization     (7,919)            0                         (7,919)
of DAC
Amortization  of     5,983            4            (4) (a        5,983
DAC                                                    )
Amortization  of
cost                   255            0           1 (b             254
   of  insurance                                       b)
acquired
Amortization  of
excess
   of  cost over        93            0           22   (           115
net assets                                             c)
  acquired
Other expenses       4,320          121              0           4,441
 Total benefits
      and           33,713          194             18          33,925
    expenses

Income    before    $3,363         $(52)       $(18)            $3,292
taxes

Net  income  per                                                $0.17
share                                                             (d)
 Explanation of Pro-Forma statement of Operations for the Nine-
             Month Period Ended September 30, 1995:


     (a)  Amortization  and  capitalization  of  deferred  policy acquisition costs are reflected in the accompanying pro-
          forma   statement  of  operations  as   follows:    (in
          thousands)

                                         Capitalizat  Amortizati
                                             ion          on
          Historical Citizens                 (7,919)      5,983
          Historical II                             0          4
               Total Historical               (7,919)      5,987
          Reverse Historical II                     0        (4)
          Capitalization    of    Post-           (0)          0
          Purchase
          Net Pro-Forma adjustment                (0)        (4)
                Net                           (7,919)      5,983


     (bb) Amortization of cost of insurance acquired is presented in the accompanying pro-forma statement of operations as follows:

             Historical Citizens         $78,00
                                              0
             Interest accrued @ 7%
                                            (8)
             Amortization of  II  cost       51
             of insurance                     1
                  Net        Pro-Forma       50
             adjustment                       3
             Pro-forma amortization      $78,503

          Estimated amortization of cost of insurance acquired assuming a purchase date of January 1, 1995 is $503, $560, $621, $686, and $159 for each year, respectively, in the five year period ending December 31, 1999.

      (c) Excess of cost over net assets acquired is being amortized over a 20-year period. Such amortization, reflected in the accompanying pro-forma statement of operations is $22,000.

        (d)      Calculated   using  estimated   common   shares
outstanding of 19,433,080.


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

Date:    May 15, 1995December 5, 1995