Form 10-K405
period 1995-12-31
CITIZENS INC
filed 1996-04-01
CIK 24090

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K


[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                          -----------------
                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

                         Commission file number 0-16509

                                 CITIZENS, INC.
            (Exact name of registrant as specified in its charter)


                Colorado                               84-0755371
  ----------------------------------------  ---------------------------------
        (State of incorporation)            (IRS Employer Identification No.)

   400 East Anderson Lane, Austin, Texas                  78752
  ----------------------------------------  ---------------------------------
  (Address of principal executive offices)              (Zip Code)


      Registrant's telephone number, including area code:   (512) 837-7100

          Securities registered pursuant to Section 12(b) of the Act:


    Title of each class        Name of each exchange on which registered
    --------------------       -----------------------------------------
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
                                              -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).
              -----
As of March 10, 1996, aggregate market value of the Class A voting stock held by non-affiliates of the Registrant was approximately $107,977,995.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates certain portions of the definitive proxy material of the Registrant in respect of its 1996 Annual Meeting of Shareholders.

       Number of shares of common stock outstanding as of March 10, 1996

                         Class A:     19,337,325
                         Class B:        621,049

                   This report contains a total of 81 pages.
                   The index to exhibits is found on page 78.

                                     PART I

ITEM 1. BUSINESS

     (A) GENERAL DEVELOPMENT OF BUSINESS

         Citizens, Inc. ("Citizens") operates primarily as an insurance holding company. It was incorporated in 1977. Citizens is the parent holding company that directly or indirectly owns 100% of Citizens Insurance Company of America ("CICA"), Computing Technology, Inc. ("CTI"), Insurance Investors, Inc. ("III"), American Liberty Financial Corporation ("ALFC'), American Liberty Life Insurance Company ("ALLIC'), American Liberty Securities Corporation ("ALSC"), Funeral Homes of Louisiana ("FHL") and Funeral Homes of America ("FHA"). Additionally, Citizens owns indirectly, 94.48% of First American Investment Corporation ("FAIC"). Collectively, Citizens and its subsidiaries are referred to herein as the "Company." Pertinent information relating to Citizens' subsidiary companies is set forth below:

                         YEAR        STATE OF            BUSINESS
         SUBSIDIARY  INCORPORATED  INCORPORATION         ACTIVITY
         ----------  ------------  -------------  -----------------------
         CICA            1968      Colorado       Life insurance
         CTI             1986      Colorado       Data processing
         III             1965      Texas          Aircraft transportation
         ALFC            1977      Louisiana      Holding company
         ALLIC           1978      Louisiana      Life insurance
         ALSC            1981      Louisiana      Dormant Broker/Dealer
         FAIC            1984      Louisiana      Holding company
         FHL             1989      Louisiana      Funeral home
         FHA             1993      Louisiana      Dormant

        On December 9, 1994, Citizens announced that it had signed definitive written agreements for the acquisition of (i) American Liberty Financial Corporation, a Baton Rouge, Louisiana based life insurance holding company with $26 million in assets, $8 million of stockholders' equity, annual revenues of $9 million and $40 million of insurance in force and (ii) Insurance Investors & Holding Co. ("Investors"), a Peoria, Illinois based life insurance holding company with approximately $2.5 million in assets, $1 million of stockholders' equity, approximately $140,000 of annual revenues and $6 million of insurance in force.

        The American Liberty agreement, which closed on September 14, 1995, provided that American Liberty shareholders would receive 1.10 shares of Citizens' Class A Common Stock for each share of American Liberty Common Stock owned and 2.926 shares of Citizens' Class A Common Stock for each one share of American Liberty Preferred Stock owned. Citizens issued approximately 2,340,000 Class A shares in connection with the transaction, which was accounted for as a purchase. The companies continue to operate in their respective locations under a combined management team with progress towards consolidation of computer data processing on the Citizens' system.

        ALFC conducts certain non-insurance businesses through subsidiaries. In the early 1980's, ALFC incorporated several corporations which became general partners in oil and gas partnerships. These partnerships own working interest in oil properties in Louisiana and Oklahoma. In 1981, ALFC formed a subsidiary to market certain securities, but this corporation has been relatively inactive since 1983. In addition, in 1984, ALFC incorporated First American Investment Corporation which, in turn, has formed two funeral home subsidiaries. Citizens is currently assessing, from a business perspective, if it will continue or dispose of the non-insurance businesses. Citizens has no current plans to participate in the oil and gas business. ALFC's non-insurance businesses are immaterial to Citizens overall structure. Citizens plans to continue to devote virtually all of its resources to the development and operation of its insurance business.

        The Investors agreement provides that Investors' shareholders would receive one share of Citizens' Class A Common Stock for each eight shares of Investors Common Stock owned. Additionally, Citizens would acquire all shares of Central Investors Life Insurance Company (a 94% owned subsidiary of Investors) not already owned by Investors, based upon an exchange ratio of one share of Citizens' Class A common stock for each four shares of Central Investors owned. The acquisition of these two companies involved the issuance of approximately 171,000 of Citizens' Class A shares which will be accounted for as a purchase. The agreement was closed on March 12, 1996 following approval by the shareholders of the respective companies. The transaction had no effect on 1995 operations.

    (B) FINANCIAL INFORMATION REGARDING THE INSURANCE BUSINESS

        Citizens, through CICA and ALLIC, currently operates principally in one business segment, that of selling selected lines of individual life and accident and health ("A&H") insurance policies. Except for certain insignificant operations acquired as a part of American Liberty Financial Corporation's holdings, Citizens has no present intention to engage in any non-insurance related business. The following tables set forth certain statistical information concerning the operations of the Company for each of the five years ended December 31, 1995. The information is presented in accordance with generally accepted accounting principles.

                                    TABLE I

The following table sets forth (i) life insurance in force and (ii) mean life insurance in force.

                       IN FORCE                MEAN LIFE
                      BEGINNING    IN FORCE    INSURANCE
                       OF YEAR    END OF YEAR   IN FORCE
                        (a)(b)       (a)(b)      (a)(b)
                      ----------   ----------  ----------
                1995  $2,144,709   $2,151,955  $2,148,332
                1994   2,030,615    2,144,709   2,087,662
                1993   1,696,606    2,030,615   1,863,610
                1992   1,339,964    1,696,606   1,518,285
                1991   1,006,300    1,339,964   1,173,132

                --------------
                (a)  In thousands (000s)
                (b)  Before ceding reinsurance to reinsurers.

The increases in insurance in force as shown above reflect the volumes of new business written by the Company over the past five years. Approximately $40,243,000 of the 1995 increase relates to the acquisition of American Liberty Financial Corporation described above. Additionally, the change from 1991 to 1992 reflects the acquisition of First Centennial Corporation ("FCC"), an insurance holding company.

                                    TABLE II

     The following table sets forth (i) the ratio of lapses and surrenders to mean life insurance in force and (ii) life reinsurance ceded.



                          RATIO OF               REINSURANCE CEDED(b)
                         LAPSES AND           -----------------------------
                         SURRENDERS               AMOUNT       REINSURANCE
           LAPSES AND     TO MEAN                   OF           PREMIUM
         SURRENDERS(a)   IN FORCE              REINSURANCE(a)     CEDED
         --------------  ----------           ---------------  ------------
1995         $87,273        4.1%                  $290,677     $2,241,111
1994          84,390        4.0                    285,104      2,309,672
1993          98,712        5.3                    303,727      1,939,425
1992          83,305        5.5                    238,677      1,486,531
1991          57,922        4.9                    236,757      1,317,406

- --------------
(a)  In thousands (000s)
(b) Approximately 95 percent of the reinsurance is yearly renewable term insurance, with the remainder being coinsurance.

                                   TABLE III

The following table sets forth information with respect to total insurance premiums.



       ORDINARY          ANNUITY &                  ACCIDENT
        LIFE(a)        UNIVERSAL LIFE  GROUP LIFE  AND HEALTH     TOTAL
      -----------      --------------  ----------  ----------  -----------
1995  $45,120,631        $119,335       $ 306,256   $698,206    $46,244,428
1994   42,984,741          75,564         541,370    259,250     43,860,925
1993   36,491,961         106,955       1,106,590    284,510     37,990,016
1992   28,415,877           3,067         469,514    316,395     29,204,853
1991   22,210,299           6,991         400,324    350,875     22,968,489

- ------------
(a)  After deduction for reinsurance ceded.

Premium income has grown substantially since 1991 due to the volume of new business written each year. However, new sales of life insurance decreased in 1995, therefor, overall the increase during 1995 is less than for previous years. The acquisition of ALFC lessened the decrease in new sales, although only three months of ALFC's premiums are reflected in the above table for 1995 since the acquisition occurred on September 14, 1995. In 1992, the FCC acquisition added a small block of Universal Life business to the Company's portfolio. Additionally, during 1992, the Federal Government increased the amount of insurance for veterans under the Servicemen's Group Life Insurance program, causing a one-time increase in group life premiums. The growth in 1995 was the result of a management decision to slow the rate of growth while directing efforts toward increasing capitalization.

                                    TABLE IV

      The following table sets forth information relating to the ratio of underwriting and other expenses to insurance revenues.



                                                               COMMISSIONS, UNDERWRITING
                                                                AND OPERATING EXPENSES,
                                                               POLICY RESERVE INCREASES,
                            COMMISSIONS, UNDERWRITING          POLICYHOLDER BENEFITS AND
                              AND OPERATING EXPENSES          DIVIDENDS TO POLICYHOLDERS
                            --------------------------        ------------------------------
                                            RATIO TO                           RATIO TO
        INSURANCE                           INSURANCE                          INSURANCE
       PREMIUMS(a)              AMOUNT       PREMIUMS               AMOUNT      PREMIUMS
       ------------           -----------   ---------            -----------   ---------
1995   $46,244,428            $17,369,414      37.6%             $50,761,275     109.7%
1994    43,860,925             17,461,910      39.8               48,763,076     111.2
1993    37,990,017             15,918,491      41.9               43,644,554     114.9
1992    29,204,853             13,546,624      46.4               35,301,078     120.8
1991    22,968,489             11,187,768      48.7               27,853,117     121.3

- -------------
(a)  After premiums ceded to reinsurers.

The ratios of expenses to premiums has declined each year since 1989. These declines are the result of three factors: 1) underwriting and operating expenses have generally not increased at the same rate as premium income due to the Company's efficient method of operation; 2) sales commissions as a percentage of total premium income are declining annually as the business enters renewal stages and commissions are paid at a lower rate than first year; and 3) the amount of new insurance writings annually represents a smaller percentage of the Company's total premium income.


                                    TABLE V

        The following table sets forth changes in new business produced between participating and nonparticipating policies.



                                 PARTICIPATING            NONPARTICIPATING
             TOTAL NEW        -------------------     -----------------------
           BUSINESS (a)       AMOUNT (a)  PERCENT     AMOUNT (a)      PERCENT
           ------------       ----------  -------     ----------      -------
1995        $296,811           $271,108     91.3%      $25,703          8.7%
1994         380,281            352,535     92.7        27,739          7.3
1993         376,460            345,882     91.9        30,578          8.1
1992         315,142            278,694     88.4        36,448         11.6
1991         274,066            240,212     87.6        33,854         12.4

- ------------
(a)  In thousands (000s)

The percentage of the new business produced that is participating has increased steadily due to the fact that the Ultra Expansion products are all participating and represent the majority of new business. The decline in new business during 1995 was caused in part by disruptions in the international market. See Management's Discussion and Analysis.

                                    TABLE VI

The following table sets forth changes in new business issued according to policy types.



                           WHOLE LIFE
                         AND ENDOWMENT                  TERM                   UNIVERSAL LIFE
         TOTAL NEW    -------------------       -------------------         -------------------
        BUSINESS (a)  AMOUNT (a)  PERCENT       AMOUNT (a)  PERCENT         AMOUNT (a)  PERCENT
        ------------  ----------  -------       ----------  -------         ----------  -------
1995      $296,811    $270,963     91.3%         $25,848      8.7%              $ 0        -
1994       380,281     352,357     92.7           27,924      7.3                 0        -
1993       376,460     345,516     91.9           30,777      8.1                 0        -
1992       315,142     279,941     88.8           34,243     10.9               958      0.3%
1991       274,066     239,932     87.6           34,134     12.4                 0        -

- ----------
(a)  In thousands (000s)

This table illustrates that virtually all of the new business written is whole life. The 1995 results reflect a decrease in new business during the year.

                                   TABLE VII

        The following table sets forth deferred policy acquisition costs capitalized and amortized compared to new business issued.



                                                  DEFERRED POLICY
                                 TOTAL NEW       ACQUISITION COSTS
                                  BUSINESS    ------------------------
                                   ISSUED     CAPITALIZED   AMORTIZED
                                ------------  -----------  -----------
               1995             $296,811,000  $10,579,704   $8,511,876
               1994              380,281,000   13,128,049    7,203,593
               1993              376,460,000   13,472,064    6,455,401
               1992              315,142,000   10,670,569    4,412,007
               1991              274,066,000    8,136,789    2,789,659


Capitalized policy acquisition expenses increased steadily until 1994, such increases reflecting the growing amount of new business issued. In 1994, the rate of capitalization was affected by an adjustment due to the lower interest environment. The amortization of these costs has grown as the aggregate deferred acquisition cost asset has increased. For 1995, the capitalized decrease reflects the reduction in the amount of new business produced and lower commission expenses incurred as a result thereof.

                                   TABLE VIII

               The following table sets forth investment results.



                                                             RATIO OF NET
                                                           INVESTMENT INCOME
                MEAN AMOUNT OF     NET INVESTMENT            TO MEAN AMOUNT
             INVESTED ASSETS (a)     INCOME (b)          OF INVESTED ASSETS (a)
             -------------------  --------------         ----------------------
   1995         $111,926,695        $7,026,909                     6.3%
   1994           90,419,823         5,295,784                     5.9
   1993           82,598,407         4,771,079                     5.8
   1992           66,704,026         3,929,495                     5.9
   1991           50,920,030         4,117,165                     8.1

   -------------
   (a) The years 1992 forward includes assets acquired from FCC on July 31, 1992. The year 1995 includes assets acquired from ALFC on September 14, 1995.

   (b) Does not include realized and unrealized gains and losses on investments.

The rate of return on invested assets declined in 1992 primarily due to the sale of higher yielding bonds to realize capital gains. Since these gains were not a component of investment income, and the proceeds were reinvested at lower prevailing interest rates, the 1993 ratio of net to mean was lower. Available returns continued to be less in 1994 than in earlier periods of time; however, in mid to late 1994, yields began to increase and the Company was able to obtain a slight growth in the return on invested assets. This growth continued throughout most of 1995.

     (c) NARRATIVE DESCRIPTION OF BUSINESS

         (i) BUSINESS OF CITIZENS

             Citizens' principal business is ownership of CICA and ALFC and their affiliates. Additionally, it provides management services to these companies under a management services agreement. At December 31, 1995, Citizens had approximately 75 full and part-time employees.

        (ii) BUSINESS OF CICA

             Historically, CICA's revenues have been derived from insurance premiums and revenues from investments. CICA is a Colorado-domiciled life insurance company marketing primarily ordinary whole-life products on an international basis through marketing companies. During the fiscal year ended December 31, 1995, 99.2% of CICA's premium income was attributable to life, endowment and term insurance; 0.2% to individual annuities; and 0.6% to accident and health insurance. Of the life policies in force at December 31, 1995, 13.2% were nonparticipating and 86.8% were participating.

             The Ultra Expansion products are a series of participating whole life policies targeted for international markets. All of the Ultra products are participating with dividends ranging from 2% of the premium in the first year to 123% in the 20th year. A unique feature of the Ultra plans is that the dividends are payable immediately upon payment of the annual premium. In late 1990, an immediate endowment was added to the product line. This endowment is paid annually in an amount determined by the insured at the time the policy is sold. In December 1992, CICA added a flexible amount deposit rider as a new feature to the ultra products. All of these products carry surrender charges for the first 14 years and continuing benefit limitations to exclude certain causes of death that are not anticipated in standard mortality ratings. There are no other material policies or products offered by CICA.

             The CICA underwriting policy requires a medical examination of applicants for ordinary insurance in excess of certain prescribed limits. These limits are graduated according to the age of the applicant and the amount of insurance. Generally, the maximum amount of ordinary life insurance issued domestically without a medical examination is $200,000 for ages 0 through 35; $100,000 for ages 36 through 45; $50,000 for ages 46 through 50; $15,000 for ages 51 through 55; and $10,000 for ages 56 and over. Medical examinations are required for most all non-U.S. applicants for life insurance, except children.

             On life policies, CICA's maximum coverage on any one life is not limited by company policy. However, CICA reinsures the amount of coverage which is in excess of its retention policy. See "Business of CICA - Reinsurance." CICA does not accept substandard risks above Table 6 (generally policyholders who cannot qualify for standard ordinary insurance because of past medical history) in exchange for which CICA would charge higher premiums.

             CICA has $22.4 million of insurance in force on individuals that are classified as substandard risks, the majority of such business having been acquired in the purchase of other companies. Management believes the exposure to loss as a result of insuring these individuals is minimal, since the premiums are increased to cover the nature of the risk, additional reserves are established, and the amount of insurance represents less than 1.1% of the total insurance in force.

             GEOGRAPHICAL DISTRIBUTION OF BUSINESS. For the year ended December 31, 1995, insurance policies held by residents of the State of Texas accounted for 2.7% of CICA's total premium income from direct business, and policies held by residents of Colorado represented 2.1% of premium income from direct business for the same period. All other states of the United States totaled 3.1% of the premium income from direct business with no single state, except as set forth above, accounting for as much as 1% of premium income. Business on foreign residents accounted for the remaining 91.8%. For the years ended December 31, 1994 and 1993, residents of the State of Texas accounted for 3.0% and 3.9%, respectively of CICA's total premium income. Residents of Colorado provided 2.1% and 2.6%, respectively, during the same period. No other states in the U.S. amounted to 1% of total premium income during the periods. Business on foreign citizens represented 91.8% of 1994 and 92.5% of 1993 premium income.

             The participating whole life policies accepted by CICA on high net worth residents of foreign countries have an average face amount of approximately $60,000 and are marketed primarily to the top 5% of the population in terms of household income.

             CICA accepts applications for international insurance policies marketed by several independent international marketing firms with whom CICA has nonexclusive marketing contracts. These firms market life insurance products to citizens of foreign countries, with a present emphasis in Latin America. Such life products are specially designed by CICA to be compatible with marketing methods and commission requirements.

             The international marketing firms have many years' experience marketing life insurance products for CICA. The contract with the marketers provides that they have the responsibility for recruiting and training salesmen. They are responsible for all of their overhead costs and bear the expense of awards. These firms are guarantor for any advances against future commissions made by CICA to marketers. In consideration for the services rendered, the marketing contractors receive an override commission on all new policies sold by them or their salesmen. See "Business of CICA - Commissions." The marketing contracts may be terminated for various causes, at any time by mutual consent of the parties or upon 30 days' notice by either party.

             These firms provide recruitment, training and supervision of their managers and salesmen in the sale of dollar-denominated life insurance products; however, all managers and salesmen contract directly with CICA and receive their commission from CICA. Accordingly, should the marketing arrangement between any firm and CICA be canceled for any reason, CICA believes it could continue suitable marketing arrangements with the individuals of the marketing firms without appreciable loss of present and future sales. There is, however, always a risk that sales could decrease.

             At present, CICA is dependent on the non-U.S. markets for virtually all of its new business. This subjects CICA to potential risks with regard to the continued ability to write such business should adverse events occur in the countries from which CICA receives applications. These potential risks include lapses of policies if funds that flow out of such countries were to become restricted and the improbable necessity that incorporating an insurance subsidiary in such countries would become required. Based on more than 30 years' experience in the marketplace in which CICA competes, management believes such risks are not material. The Company maintains no assets outside the U.S. and requires all premiums to be paid in the U.S. with U.S. dollars via drafts drawn on banks in the U.S.; therefore, it could lose no funds from currency devaluation or foreign appropriation.
             Further, management does not believe that the flow of funds will be restricted in the future, because almost all of the insureds are in the upper percentiles of incomes in their country. Such insureds are actively involved in business leadership roles in their communities and would be vehemently opposed to funds flow restriction. Many of the inherent risks in foreign countries, such as political instability, hyper-inflation and economic disruptions tend to improve rather than hurt CICA's business because it encourages individuals to convert assets out of local currencies to the more stable U.S. dollar. Additionally, management has made a concerted effort to expand the number of foreign countries from which it accepts business in an effort to reduce the impact on CICA of political or economic problems in any one country or region.

             MARKETING OPERATIONS. CICA holds licenses to do business in 11 states and accepts applications from numerous foreign countries. CICA's operations are conducted on the independent contractor basis, with a sales force at December 31, 1995 of 1,308 individuals and December 31, 1994 of 1,328 individuals.

             COMMISSIONS. CICA's marketing managers are independent contractors, responsible for their respective expenses, that are compensated on a percentage of premium basis. The maximum amount of commission expense which may be incurred by CICA on an individual life insurance policy is 110% of the first year premium, 10% of the premium for each of the next nine years and 2% of the premium for the eleventh and subsequent years as a continuing service fee. Percentage amounts paid to salesmen on individual term, annuity and accident and health insurance are substantially less than the levels paid for individual ordinary life insurance. The marketing managers receive overriding first year and renewal commissions on business written by agents under their supervision and all marketing expenses except sales conventions related thereto are included in the above percentages.

             RESERVES. CICA establishes actuarial reserves as liabilities to meet obligations on all outstanding policies. Reserves and deferred acquisition costs are prepared in conformity with the American Academy of Actuaries Committee on Financial Reporting Principles. In determining such reserves CICA used the 1955 to 1960, 1965 to 1970, and 1975 to 1980 Select and Ultimate Mortality Tables with interest rates at 4% or in a range graded from 9% to 5% with recent issues reserved at 7% graded to 6 1/2%. Withdrawal assumptions are based primarily on actual historical experience. Statutory reserves are used for paid-up life business. Claims reserves include an amount equal to the expected benefit to be paid on reported claims in addition to an estimate of claims that are incurred but not reported, based on actual historical experience. CICA receives an independent actuarial certification of its reserves prepared in accordance with both Generally Accepted Accounting Principles and Statutory Accounting Principles. The certifications have noted no deficiencies for the years presented herein.

             REINSURANCE. CICA assumes and cedes insurance with other insurers, reinsurers and members of various reinsurance pools. Reinsurance arrangements are utilized to provide greater diversification of risk and minimize exposure on larger risks.

                  (a) INSURANCE CEDED.  CICA generally retains $75,000 of risk on any one person. As of December 31, 1995, the aggregate amount of life insurance ceded amounted to $289,675,000 or 13.7% of total direct and assumed life insurance in force. CICA is contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations reinsured.

             As of December 31, 1995, CICA had in effect automatic reinsurance agreements that provide for cessions of ordinary insurance from CICA. Additionally, CICA has reinsurance treaties in force with several reinsurers of life and accident and health insurance. These treaties provide for both automatic and facultative reinsurance of standard and substandard risks ceded to them by CICA for life, accident and health and supplemental benefits above CICA's retention limit on a yearly renewable term, coinsurance or modified coinsurance basis.

             A treaty with Employers Reassurance (ERC) has historically been the primary vehicle utilized by CICA for its international business. The treaty is structured in such a way as to allow CICA to "self administer" the cessions on a reduced cost basis. Prior to July 1, 1993, 100% of the risk up to $300,000 in excess of CICA's retention was ceded to ERC. On July 1, 1993, the treaty was amended and a like agreement was executed with Businessmen's Assurance (BMA). During

             1995, a third carrier was added as a principal reinsurer, Riunione Adriatica di Sicurta, of Italy (RAS).

             The ERC and BMA agreements provide that on risks reinsured in specified countries on and after July 1, 1993, 70% of each risk in excess of CICA's retention will be ceded to ERC and 30% to BMA. The RAS agreement provides that on risks reinsured in specified countries on or after January 1, 1995, 100% of the risk in excess of CICA's retention will be ceded to RAS. CICA pays the premium to ERC, BMA and RAS on an annual basis and is responsible for the production of the reporting monthly and annually to ERC, BMA and RAS to allow proper accounting for the treaties.

             The cessions are on a yearly renewable term basis and are automatic up to $300,000 for ERC and RAS and $425,000 for BMA at which point the reinsurance is subject to a facultative review by the reinsurers. At December 31, 1995, CICA had ceded $210,891,000 in face amount of insurance to ERC, $27,040,000 to BMA and $16,906,000 to RAS under these agreements.

             RAS is an unauthorized reinsurer in the state of Colorado; however RAS has agreed to comply with all Colorado statutes regarding such companies. Under these statutes, RAS will provide a letter of credit, issued by a U.S. bank meeting the Colorado requirements, equal to any liabilities it incurs under this agreement.

             Citizens closely monitors the solvency of its reinsurers to minimize the risk of loss in the event of a failure by one of the parties. The primary reinsurers of the Company, ERC, BMA and RAS are large, well capitalized entities which have no current or prior history of financial difficulty.

                  (b) INSURANCE ASSUMED.  At December 31, 1995, CICA had in
             force reinsurance assumed as follows:


                                                         TYPE OF          AMOUNT
                                                        BUSINESS        IN FORCE AT
   NAME OF COMPANY                      LOCATION         ASSUMED        END OF YEAR
   ---------------                      ----------      --------        -----------
Prudential Insurance                    Newark,         Ordinary
  Company (Prudential)                    New Jersey      Group Life    $285,001,000

             The reinsurance agreement with Prudential provides for CICA to assume a portion of the insurance under a group insurance policy issued by Prudential to the Administrator of Veterans' Affairs, in accordance with the Servicemen's Group Life Insurance provisions of Sub-Chapter III of Chapter 19, of Title 38, United States Code. CICA's portion of the total insurance under the policy is allocated to CICA in accordance with the criteria established by the Administrator. The agreement continues in full force and effect at December 31, 1995.

             CICA has also entered into a Serviceman's Group Life Insurance Conversion Pool Agreement with Prudential, under the above described agreement, whereby CICA assumed a portion of the risk of Prudential under the group policy due to excess mortality under the conversion pool agreement resulting from issuing conversion policies as prescribed for membership in the conversion pool.

             INVESTMENTS. State insurance statutes prescribe the quality and percentage of the various types of investments which may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate and mortgage loans by certain specified percentages. The Company's invested assets at December 31, 1995 were distributed as follows: fixed maturities - 78.9%, equity securities - none, mortgage loans - 1.7%, policy loans - 16.6%, government insured student loans - 0.3%, short-term investments - 2.2% and other long-term investments - 0.3% (see Note 2 of the "Notes to Consolidated Financial Statements"). Citizens did not foreclose on any mortgage loans in 1995. All mortgage loans are supported by independently appraised real estate. The investment policy of Citizens with regard to mortgage loans is consistent with the provisions of the Colorado Insurance Code

             At December 31, 1995, 97.2% of Citizens investments in fixed maturities were comprised of U.S. Treasury Securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage-backed securities. Of these mortgage-backed securities, all were guaranteed by U.S. government agencies or corporations that are backed by the full faith and credit of the U.S. government or that bear the implied full faith and credit of the U.S. government.

             REGULATION. CICA is subject to regulation and supervision by the insurance department of each state or other jurisdiction in which it is licensed to do business. These departments have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of marketing persons, the approval of policy forms, the advertising and solicitation of insurance, the form and content of mandatory financial statements, the reserve requirements, and the type of investments which may be made. CICA is required to file detailed annual reports with each such insurance department, and its books and records are subject to examination at any time. In accordance with state laws and the rules and practices of the National Association of Insurance Commissioners, CICA is examined periodically by examiners of its domiciliary state and by representatives (on an "association" or "zone" basis) of the other states in which it is licensed to do business. CICA's most recent examination which was completed during 1992, was for the six years ended December 31, 1991, and was conducted by a public accounting firm representing the Colorado Division of Insurance. CICA has been notified by the Colorado Division of Insurance to expect an examination in the third quarter of 1996 as of December

             31, 1995. Citizens is audited annually by an independent public accounting firm. See also "Management's Discussion and Analysis of Results of Operations."

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

             Since Citizens does not physically conduct business in countries outside the U.S. but rather accepts applications from overseas marketers, it is not subject to regulation in countries where most of its insureds are residents. The prospect of such regulation is viewed as remote by management of Citizens because obtaining insurance through application by mail outside of one's country is a common practice in many foreign countries, particularly those where CICA's insureds reside.

             COMPETITION. The life insurance business is highly competitive, and CICA competes with a large number of stock and mutual companies. CICA believes that its premium rates and its policies are generally competitive with those of other life insurance companies, many of which are larger than CICA, selling similar types of insurance.

             CICA's marketing plan stresses the sale of dollar-denominated life insurance products to high net worth individuals residing in foreign countries, with present emphasis in Latin America. Approximately 92% of the Company's total first year and renewal premium income during 1995 came from that market, and a similar percentage of new insurance production during 1994 and 1993 was derived from that source. See "Business of CICA - Geographical Distribution of Business". Management believes that CICA is a significant competitor in this market and attributes its success in penetrating that market to the expertise of management, the uniqueness of its life insurance products and competitiveness of its pricing methods.

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

             Management believes that CICA competes indirectly with non-U.S. companies in its business, particularly with respect to Latin American companies. CICA, as a U.S. domestic insurer paying claims in U.S. dollars in the U.S., has a different clientele and product than foreign-domiciled companies. CICA's product is usually acquired by persons in the top 5% of income of their respective countries. The policies sold by foreign companies are sold broadly and are priced based on the mortality of the entire populace of the respective geographic region. Because of the predominance of lower incomes in most of these countries, the mortality experience tends to be very high on the average, causing mortality charges which are considered unreasonable based on the life mortality experience of the upper five percent of income of the population.

             Additionally, the assets that back up the policies issued by foreign companies are invested in the respective countries, and thus, are exposed to the inflationary risks and economic crises that historically have impacted many foreign countries. Another reason that CICA experiences an advantage is that many of its policyholders desire to transfer capital out of their countries due to the perceived financial strength and security of the United States by foreigners. Also, management realizes that CICA competes indirectly with other U.S. and European insurers in countries where CICA's insureds reside. CICA's experience has been that its market niche is in attracting insureds who want the safety and security of a U.S. domestic insurer. Management of Citizens considers it to be difficult and speculative to estimate the potential of the foreign market for U.S. insurers. However, based upon the volume of new premium generated by CICA that originates from several countries in Latin America, management believes that CICA receives a substantial share of such business. However, Citizens does not have market share data to confirm management's belief.

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

             The Revenue Reconciliation Act of 1990 revised the method in which insurance companies claim deductions for policy acquisition costs. Previously, insurance companies were allowed to deduct actual policy acquisition costs as they were incurred. Beginning in 1990, policy acquisition costs are determined as a percentage of annual net premiums and are then deductible on a straight-line basis over a ten-year period rather than treated as an immediate deduction. This change in treatment for acquisition costs has had a significant impact on CICA's taxable income due to the relatively large amounts of such deferrals caused by the increases in new business. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations". CICA presently qualifies for a small company exception which allows it to deduct the costs over a shorter five-year period.

             CICA files a consolidated Federal income tax return with Citizens and its subsidiaries. At December 31, 1995, the Company had net operating loss carryforwards of $497,526 available to offset taxable income in future years and $400,242 in net operating loss carryforwards available to offset future alternative minimum taxable income.

       (iii) BUSINESS OF CTI

             CTI is a wholly-owned subsidiary of CICA and engages in the business of providing data processing services and acquisition and leasing of furniture and equipment for its parent as well as data processing services and software to other companies. Pursuant to an Information Systems Management and Services Contract dated October 1, 1991, CTI provides data processing services to the Company for a fixed fee of $60,000 per month. In October, 1992, this fee was lowered to $53,000. As of and for the year ended December 31, 1995, CTI's total assets were $875,000 and revenues were $675,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

        (iv) BUSINESS OF III

             For much of the past decade, III has been dormant. In August, 1993, Citizens sold the stock of III to CICA for its book value. CICA subsequently contributed debit balances receivable of approximately $169,000 to III. III collected such receivables and, as additional consideration, received an airplane which it operates for Citizens and CICA. During 1994, CICA made an additional capital contribution of $200,000 to III. Also, during 1994, III acquired a different airplane for use in providing aviation transportation and services to Citizens and the airplane previously owned by III was sold. As of and for the year ended December 31, 1995, III's total assets were $841,000 and revenues were $173,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

         (v) BUSINESS OF ALFC

             ALFC is a wholly-owned subsidiary of Citizens. Currently dormant, ALFC served as the parent holding company for the American Liberty group prior to the acquisition by Citizens as described above. ALFC's total assets, which consist primarily of investments in its subsidiaries' stock, were $8,215,000 and revenues were $320,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

        (vi) BUSINESS OF ALLIC

             Historically, ALLIC's revenues have been derived from insurance premiums and revenues from investments. ALLIC is a Louisiana-domiciled life insurance company marketing primarily ordinary, whole-life products and accident and health, specified disease, hospital indemnity and accidental death policies. During the fiscal year ended December 31, 1995, 48.1% of ALLIC's premium income was attributable to life, endowment and term insurance; 4.0% to individual annuities; and 47.9% to accident and health insurance. Of the life policies in force at December 31, 1995, 80.9% were nonparticipating and 19.1% were participating.

             The products offered by ALLIC are focused on niche markets in which the Company believes it can effectively compete. The primary niches currently targeted include the sale of "pre-need" burial policies and daily hospital indemnity policies for specified illness.

             On life policies, ALLIC's maximum coverage on any one life is not limited by company policy. However, ALLIC reinsures the amount of coverage which is in excess of the its retention policy. See "Business of ALLIC - Reinsurance."

             GEOGRAPHICAL DISTRIBUTION OF BUSINESS. For the year ended December 31, 1995, insurance policies held by residents of the State of Oklahoma accounted for 48.5% of ALLIC's total premium income from direct business. Policies held by residents of Mississippi represented 15.1%, Louisiana-12.4%, Georgia-9.9%, Texas- 8.1%, and Florida 2.2% of premium income from direct business for the same period. All other states of the United States totaled 1.8% of the premium income from direct business with no single state, except as set forth above, accounting for as much as 2% of premium income. For the year ended December 31, 1994, residents of Oklahoma accounted for 41.6% of total premium income from direct business. Policies held by residents of Mississippi represented 14.5%, Louisiana-12.9%, Georgia-11.7%, Texas-7.9%, and Florida 2.1% of premium income for the same period. No other states in the U.S. amounted to 2% of total premium income during the period.

             The life policies written by ALLIC have an average face amount of approximately $4,000. The low face amount is typical for pre-need and burial business. At December 31, 1995, ALLIC had approximately 10,000 such policies in force.

             MARKETING OPERATIONS. ALLIC holds licenses to do business in 20 states. ALLIC's operations are conducted through independent contractors on a basis similar to a general agency approach, with a marketing force at December 31, 1995 of 340 representatives.

             COMMISSIONS. ALLIC's marketing representatives are independent contractors, responsible for their respective marketing-related expenses, and they are compensated on a percentage of premium basis. The maximum amount of commission expense which may be incurred by ALLIC on an individual life insurance policy is 105% of the first year premium, 15% of the second through tenth year premium. For accident and health insurance, the maximum commission is 100% of premium in the first year and 18% thereafter. Marketing managers receive overriding first year and renewal commissions on business written by individuals under their supervision.

             RESERVES. ALLIC records actuarial reserves established to meet obligations on outstanding policies as liabilities. Reserves and deferred acquisition costs are prepared in conformity with the American Academy of Actuaries Committee on Financial Reporting Principles. In determining such reserves ALLIC used the 1965 to 1970 Select and Ultimate Mortality Tables with interest rates at 7% level for life Purchase GAAP reserves. Statutory reserves are used for paid-up life business. Withdrawal assumptions are based primarily on actual historical termination rates. Accident and Health Purchase GAAP reserves are determined using various percentages of published 1974 Cancer Tables with Linton C termination rates and 1984 NAIC Cancer Tables with Linton CC termination rates and interest at 7% level. Historic GAAP reserves for pre-need life insurance were calculated using a graded death benefit and 100% of the 1965 to 1970 Ultimate Table, 7% interest, with terminations on single premium business assumed to be 2% per year and Linton A rates on all other plans. Claims reserves include an amount equal to the expected benefit to be paid on reported claims in addition to an estimate of claims that are incurred but not reported, based on actual historical experience. ALLIC receives an independent Actuarial certification of its reserves prepared in accordance with both Generally Accepted Accounting Principles and Statutory Accounting Principles. The certifications have noted no deficiencies for the years presented herein.

             REINSURANCE. ALLIC cedes insurance with other insurers, reinsurers and members of various reinsurance pools. Reinsurance arrangements are utilized to provide greater diversification of risk and minimize exposure on larger risks.

                  (a) INSURANCE CEDED.  ALLIC generally retains $30,000 of risk on any one person for life insurance and retains 10% of each accidental benefit risk on accident and health insurance policies. As of December 31, 1995, the aggregate amount of life insurance ceded amounted to $1,002,000 or 2.5% of total direct and assumed life insurance in force. ALLIC is contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.

             As of December 31, 1995, ALLIC had in effect one automatic reinsurance agreement that provide for cessions of ordinary insurance from ALLIC in excess of its retention of $30,000 with a minimum cession of $2,000. On accident and health insurance, there is an additional agreement which provides for automatic cession of 90% of accidental death risks.


             A treaty with Businessmen's Assurance (BMA) is the primary vehicle utilized by ALLIC for its life reinsurance and Life Reassurance for its accidental death risks. ALLIC closely monitors the solvency of its reinsurers to minimize the risk of loss in the event of a failure by one of the parties. The primary reinsurers of the Company, BMA and Life Re are large, well capitalized entities which have no current or prior history of financial difficulty.


                  (b) INSURANCE ASSUMED.  At December 31, 1995, ALLIC had in
             force no reinsurance assumed.

             INVESTMENTS. State insurance statutes prescribe the quality and percentage of the various types of investments which may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate and mortgage loans by certain specified percentages. The Company's invested assets at December 31, 1995 were distributed as follows: fixed maturities - 95.2%, equity securities - none, mortgage loans - none, policy loans - 1.3%, government insured student loans - none, short-term investments - 3.5% and other long-term investments - none.

             At December 31, 1995, 20.2% of ALLIC investments in fixed maturities were comprised of U.S. Treasury Securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage backed securities. Of these mortgage-backed securities, all were guaranteed by U.S. government agencies or corporations that are backed by the full faith and credit of the U.S. government or that bear the implied full faith and credit of the U.S. government. Of the remaining bonds, 77.5% are corporate securities and

             2.3% are issued by States or Territories of the U.S. and Canada. Less than 1.5% of ALLIC's bonds are less than investment grade.

             REGULATION. ALLIC is subject to regulation and supervision by the insurance department of each state or other jurisdiction in which it is licensed to do business.

             These insurance departments have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of salesmen, the approval of policy forms, the advertising and solicitation of insurance, the form and content of mandatory financial statements, the reserve requirements, and the type of investments which may be made.
             ALLIC is required to file detailed annual reports with each such insurance department, and its books and records are subject to examination at any time. In accordance with state laws and the rules and practices of the National Association of Insurance Commissioners, ALLIC is examined periodically by examiners of its domiciliary state and by representatives (on an "association" or "zone" basis) of the other states in which it is licensed to do business. ALLIC's most recent examination which was completed during 1995, was for the three years ended December 31, 1994, and was conducted by the Louisiana Division of Insurance.

             Various states, including Louisiana, have enacted "Insurance Holding Company" legislation which requires the registration and periodic reporting by insurance companies which control, or are controlled by, other corporations or persons. Under most of such legislation, control is presumed to exist with the ownership of ten percent or more of an insurance company's voting securities. Citizens is subject to such regulation and has registered under such statutes as a member of an "insurance holding company system." The legislation typically requires periodic disclosure concerning the transactions between the registered insurer, the ultimate controlling party, and all affiliates and subsidiaries of the ultimate controlling party, and in many instances requires prior approval of intercorporate transfers of assets (including in some instances payment of dividends by the insurance subsidiary) within the holding company system.

             COMPETITION. The life insurance business is highly competitive and ALLIC competes with a large number of stock and mutual companies. ALLIC believes that its premium rates and its policies are generally competitive with those of other life insurance companies, many of which are larger than ALLIC, selling similar types of insurance.

             ALLIC's marketing plan stresses the sale of pre-need or burial policies as its primary life insurance product. Approximately fifty-two percent (52%) of the Company's total first year and renewal premium income during 1995 came from that market and a similar percentage of new insurance production during 1994 was derived from that source. See "Business of ALLIC - Geographical Distribution of Business". Management believes that ALLIC has the potential to be a significant competitor in this market and attributes its success in penetrating that market to the expertise of management, the uniqueness of its life insurance products and competitiveness of its pricing methods.

             ALLIC faces competition from several other life insurance companies that also sell pre-need and burial policies, with no one company being dominant in the market. Some companies may be deemed to have a competitive advantage due to histories of successful operations and large agency forces. Management believes that its experience, combined with the special features of the pre-need program allows ALLIC to compete effectively in maintaining and pursuing new business.

             The second aspect of ALLIC's marketing program involves the sale of hospital indemnity policies for specified illnesses. This block of business accounted for approximately 48% of total first year and renewal premium in 1995. ALLIC is in competition with many life insurance companies as well as with voluntary and government-sponsored plans for meeting hospitalization and medical expenses such as Blue Cross/Blue Shield, "Medicare" and "Medicaid." Future expansion of such programs or the establishment of additional government health programs could adversely affect the future of accident and health insurance on ALLIC's books; however, the Company is confident that it will remain a competitor in this field due to the uniqueness of its products.

             FEDERAL INCOME TAXATION. ALLIC is a "small company" as that term is defined in the Internal Revenue Code (the "Code"), section 806. As such, ALLIC qualified for a special small company deduction (presently equal to 60% of "tentative life insurance company taxable income") which serves to decrease significantly the amount of tax which might otherwise have to be paid.

             The Omnibus Reconciliation Act of 1993 (the "1993 Act") was signed into law on August 10, 1993. Among its provisions was an increase to corporate tax rates to 35% on taxable income between $10,000,000 and $15,000,000 and to 38% on taxable income between $15,000,000 and $18,300,000. This legislation had no material impact on the financial position of the Company.

             The Revenue Reconciliation Act of 1990 revised the method in which insurance companies claim deductions for policy acquisition costs. Previously, insurance companies were allowed to deduct actual policy acquisition costs as they were incurred. Beginning in 1990, policy acquisition costs are determined as a percentage of annual net premiums and are then deductible on a straight-line basis over a ten-year period rather than treated as an immediate deduction. This change in treatment for acquisition costs has had a significant impact on ALLIC's taxable income due to the relatively large amounts of such deferrals caused by the increases in new business. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations". ALLIC presently qualifies for a small company exception which allows it to deduct the costs over a shorter five-year period.

             ALLIC filed a consolidated Federal income tax return with ALFC and its subsidiaries prior to the acquisition by Citizens.

       (vii) BUSINESS OF ALSC

             ALSC was incorporated on July 1, 1981 for the purpose of recruiting and training a sales staff to market specific qualifying securities. This NASD registered broker/dealer is a wholly-owned subsidiary of ALFC and has been relatively inactive since 1983. For the year ended December 31, 1995, ALSC had total assets of $26,100 and total revenues of $1,000.

      (viii) BUSINESS OF FAIC

             FAIC was formed in November 1984 for the purpose of organizing and financing proposed funeral home companies (FHL and FHA) and a proposed Louisiana life insurance company. FAIC offered stock to residents of the State of Louisiana during 1993 and 1994, raising approximately $1,200,000 in gross proceeds. FHL was capitalized with approximately $530,000 of the offering proceeds and FHA was capitalized with approximately $500,000. The offering was suspended in 1995 and management does not anticipate reactivating it. Currently, FAIC's activities are limited to ownership of FHL and FHA, comprising its total assets of $1.1 million at December 31, 1995 with total revenues of $32,000.

        (ix) BUSINESS OF FHL

             Formed in 1989, FHL owns and operates a funeral home in Baker, Louisiana. Constructed in 1992, the Baker Funeral Home constitutes the primary business function of FHL. At December 31, 1995, FHL had total assets of $556,000 and total revenues of $187,000.

         (x) BUSINESS OF FHA

             FHA was formed in 1993 to construct an additional funeral home. Currently those plans have been suspended and the company is dormant. At December 31, 1995, FHA had total assets of $509,000 and total revenues of $29,000.

ITEM 2. DESCRIPTION OF PROPERTIES

         CICA owns its principal office in Austin, Texas, consisting of an 80,000 square foot office building. Approximately 27,000 square feet is occupied by CICA and its affiliates with the remainder of the building being leased or for lease. At December 31, 1995, the occupancy rate of the property was approximately 99%.

         CICA also owns 1.10 acres of land with a 13,000 square foot office building which previously served as the Company's executive offices. The property has a book value of $158,000. A triple-net lease was executed during 1995 on the building for a term of three years, with a purchase option at a price of $850,000 during the period.

         During 1995, CICA acquired a 7,500 square foot office property in Wheatridge, Colorado for $116,000. This property, which has previously been appraised for $475,000, is vacant as of December 31, 1995 pending completion of minor interior renovations. Management expects to use this building in conjunction with the Company's operations.

         Additionally, the Company owns two parcels of commercial property acquired in 1991. In March, 1996, a sale contract was executed on one of the properties, which has a book value of $134,700, for $200,000. The remaining property, with a book value of $107,234, has a sale contract pending for $185,000.

         Through the acquisition of ALFC described above, the Company also owns a 6,324 square foot funeral home in Baker, Louisiana with a total cost of $473,000. This facility is owned and operated by a subsidiary, FHL. Additionally, ALFC leases approximately 9,345 square feet of office space in Baton Rouge, Louisiana for $5,000 per month. This space was used by ALFC for its corporate offices and is on a month-to-month lease.

ITEM 3.  LEGAL PROCEEDINGS

         The Company from time to time may be a party to various legal proceedings incidental to its business. Management does not expect the ultimate resolution of these legal proceedings to have a material adverse impact on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to shareholders of Citizens during the fourth calendar quarter of 1995.

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

                                  1995          1994
                               -----------  ------------
              QUARTER ENDED    HIGH   LOW   HIGH    LOW
              -------------    -----  ----  -----  -----
              March 31         9.25   7.13  $8.00  $7.75
              June 30          9.69   8.25   8.25   8.12
              September 30    15.63   7.25   8.38   7.63
              December 31      9.88   8.06   9.13   7.63


         (b) Citizens' Class A common stock is listed on the American Stock Exchange under the symbol CIA.

         (c) As of December 31, 1995, the approximate number of record owners of Citizens' Class A common stock was 15,000. Management estimates the number of beneficial owners to be approximately 43,000.

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


                                                   YEAR ENDED DECEMBER 31,
                                                       (IN THOUSANDS)
                                  ------------------------------------------------------------------
                                                             1993           1992           1991
                                    1995      1994       (AS RESTATED)  (AS RESTATED)  (AS RESTATED)
                                  --------  --------     -------------  -------------  -------------
NET OPERATING REVENUES            $ 53,271  $ 49,157       $ 42,761       $ 33,134        $27,086
NET INCOME                        $  2,750  $  4,175       $  5,526       $  3,907        $ 4,720
NET INCOME PER SHARE              $    .16  $    .25       $    .34       $    .24        $   .31
TOTAL ASSETS                      $205,486  $149,798       $134,105       $116,230        $76,482
TOTAL LIABILITIES                 $140,773  $114,742       $106,090       $ 93,442        $63,282
TOTAL STOCKHOLDERS' EQUITY        $ 64,713  $ 35,056       $ 28,015       $ 22,787        $13,083
BOOK VALUE PER SHARE              $   3.24  $   1.99       $   1.68       $   1.37        $   .83

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        On December 9, 1994, Citizens announced that it had signed definitive written agreements for the acquisition of (i) American Liberty Financial Corporation, a Baton Rouge, Louisiana-based life insurance holding company with $26 million in assets, $8 million of stockholders' equity, revenues of $9 million and $40 million of life insurance in force and (ii) Insurance Investors & Holding Co., a Peoria, Illinois based life insurance holding company with $2.5 million in assets and $1 million of stockholders' equity.

        The American Liberty acquisition was completed on September 14, 1995 with American Liberty shareholders receiving 1.10 shares of Citizens' Class A Common Stock for each share of American Liberty Common Stock owned and 2.926 shares of Citizens' Class A Common Stock for each share of American Liberty Preferred Stock owned. Citizens issued approximately 2.3 million Class A shares in connection with the transaction, which was accounted for as a purchase

        The Insurance Investors agreement provides that, following the acquisition by Citizens, Investors' shareholders will receive one share of Citizens' Class A Common Stock for each eight shares of Investors Common Stock owned. Additionally, Citizens will acquire all shares of Central Investors Life Insurance Company, a 95% owned subsidiary of Insurance Investors & Holding, based upon an exchange ratio of one share of Citizens' Class A common stock for each four shares of Central Investors owned. The transaction was completed on March 12, 1996 following approval by shareholders of Investors and Central and involves issuance of approximately 171,000 of Citizens' Class A shares. The transaction will be accounted for as a purchase.

         RESULTS OF OPERATIONS

         Net income for the year ended December 31, 1995 was $2,750,212 or $.16 per share compared to $4,174,558 or $.25 per share in 1994 and $5,526,393 or $.34 per share in 1993. Decreased writing of new life insurance premiums contributed to the lower earnings in 1995, coupled with increased operating expenses incurred to acquire and convert ALFC. The smaller amount of capital gains on the Company's fixed maturity portfolio in 1994 compared to prior years was the primary reason for the reduction in net income compared to 1993. Realized losses in 1994 were $9,356, compared to gains of $2,120,837 in 1993.

         Total revenues for the year ended December 31, 1995 were $53,271,337 compared to $49,156,709 in 1994, an increase of 8.4%. The smaller increase in revenues during 1995 resulted primarily from a reduction in new premium sales, whose decline offset increase investment income during the year. Management expects to see revenues increase substantially in 1996 when ALFC is included for the full year. In 1995, the revenues of ALFC are included only from the purchase date of September 14, 1995, and as such, only $2.8 million of ALFC's total revenues of $9 million are included in the Company's results. The 1994 revenues were 15% greater than 1993 when total revenues were $42,761,095. The predominant reason for the increase in revenues through 1994 is the growth in premium income, which increased by 49.9% over the three-year period ended December 31, 1994.

         Premium income reached $46,125,093 in 1995, a 5.3% increase over the previous year when premium income totaled $43,785,361. The 1994 amount represented a 15.6% increase over 1993 when premiums amounted to $37,883,061. The increase through 1994 is attributable to the success of the Company's Ultra Expansion products that were introduced to the market in late 1987. Sales of the products were relatively insignificant until mid-1988 at which time the sales force obtained a thorough understanding of the features of the products and how to market them. New business began to increase almost immediately after the second calendar quarter of 1988 and grew each year from the $4 million produced in 1988, reaching $11.3 million in 1993 and in 1994 exceeded $11.8 million. During 1995, production dipped to $9.5 million. In 1994 and 1995, management did not emphasize new business production due to its desire to increase Company capitalization before further expanding its premium writing. Additionally, during 1995, the Company saw significant disruption in the Argentine economy, lowering sales from that region which had been a major contributor to the Company's overall sales in recent years. Management believes the disruption has passed in that market and expects to see improved production from that area in 1996. Additionally, only a small portion of the premium revenues of ALFC are included in the 1995 results as described above. Management expects ALFC to continue to make significant contributions to the Company's premium income in future years. However, as the Company grows and the size of its premium base expands, it will be more difficult to achieve the dramatic increases in premium levels seen in earlier years when the Company was smaller. During 1995, insurance in force, measured in face amount, exceeded $2.15 billion.

         Net investment income increased 32.7% during 1995 to $7,026,909 from $5,295,784 in 1994. In 1993, such income was $4,771,079. The 1995 results reflect actions taken during late 1994 and early 1995 to extend the duration of the Company's portfolio slightly to take advantage of higher yields. Overall, the duration was increased to approximately 6 years from 4 to 5 years. Additionally, the acquisition of ALFC, which increased the Company's invested assets by approximately $17 million, contributed, along with the Company's own internal growth. ALFC represented $550,000 of 1995's investment income; however, this amount represented only slightly more than three months of earnings on ALFC's asset base. Management expects ALFC to contribute approximately $2 million to investment income in 1996. The increase in 1994 reflects the growth in the Company's invested asset base, which grew by 9.5%. The 1993 results were impacted by actions taken by management during the first and fourth quarters of that year to take advantage of volatility in the bond market. During those quarters management made substantial sales of bonds to realize gains of approximately $800,000 which are included in other income. The proceeds were temporarily invested in short-term Treasury Bills until the volatility subsided at which time the funds were reinvested in longer term instruments. Management estimates that the reduction in investment income during the period the funds were invested in such short-term instruments to be approximately $400,000; however, management believes the transactions to be beneficial in that the net effect was to increase net income for 1993 by approximately $800,000. The low yields available in the bond market during the Company's growth period have made it difficult to increase the return on the Company's invested assets without exposing the portfolio to undue risk; however, management believes that as yields rise (which occurred during 1994 and early 1995) the Company is positioned to take advantage of the investment opportunities that will present themselves and, thus, enhance future returns. Management hired the investment advisory firm of Asset Allocation and Management, Inc. of Chicago ("AAM"), Illinois in late 1995 to manage the Company's fixed maturity portfolio. It is the belief of management that an overall increase in returns can be achieved by implementing the plans of AAM to provide more diversity in the portfolio without significantly increasing risk.

         Future policy benefit reserves increased $11,033,763 in 1995, compared to $11,910,751 in 1994 and $10,160,523 in 1993. The decreased production in 1995, coupled with lower reserves as a result of a lower capitalization rate on policy acquisition costs, along with higher surrender activity in the international market as a result of the disruption described above, were the reasons for the lower reserve increase in 1995. Increasing premium income and favorable persistency in relation to premiums are the primary reasons for the increases in 1993 and 1994. Increases in surrender activity on the block of Universal Life business acquired in the First Centennial Corporation acquisition in 1992 slowed the level of increase, particularly in 1994. These surrenders, which were expected by management, were increased by the relatively low interest rates paid on these plans during 1994 compared to the rates that were in effect several years ago when the plans were sold. Additionally, in the early years of a policy, the net reserves (benefit reserve less deferred acquisition costs) are small due to the large capitalized costs in the first and second policy years. As the policy matures, the reserve increases. Also, approximately 18% of new premium is passed through to the policyowner in the form of endowments (dividends) and therefore not reserved. The Company's reserves are certified annually by an independent actuary. Such certification noted no deficiencies for the years presented.

         Overall policyholder dividends remained relatively stable in 1995 amounting to $2,422,168 from $2,381,581 in 1994 and $2,418,456 in
         1993. In late 1993, management reduced the dividends paid on various domestic plans to reflect the lower levels of return that were available in the bond market. As a result, the dividends paid in 1994 were less than those paid in 1993 and 1995 was only slightly larger than 1994. Virtually all CICA's policies that have been sold since 1989 are participating. Participating policies represent a large majority (87%) of the Company's business in force and 91.3% of new issues in 1995. As a result, management expects continued growth in this item; however, dividends are factored into the policies' premiums and thus management does not believe continued increases in dividend expense will impair or dilute future profitability.

         Claims and surrenders increased 15.9% in 1995, reaching $19,282,954 from $16,635,259 in 1994. In 1993, such expenses were $14,166,018.
         The 1995 and 1994 increases result primarily from growth in surrenders and endowments.

         Death benefits increased to $2,923,339 in 1995, compared to $2,533,569 in 1994. In 1993, such benefits were $3,115,247. A large portion of the 1995 increase ($290,945) is attributable to the acquisition of ALFC in September. The remaining increase in 1995 is due to the growth in the Company's in force business. During 1994, the claims incurred on the Servicemen's Group Life Insurance program ("Segli") returned to levels seen prior to 1993, declining by approximately $500,000. Additionally, during 1994 claims on the Company's in force business remained static with those incurred in 1993, despite the increasing block of business in force. The 1993 results were impacted by an approximately $500,000 increase in claims assumed under the Segli program which were incurred as a result of an increase in the amount of insurance provided to participants in the program and the increased level of participation that the Company obtained due to its growth in recent years. An increase in premium income received from the program offset such increase. The Company has continued to adhere to its strict underwriting policy which requires complete medical examinations on all applicants who are foreign residents, except children, regardless of age or face amount of the policy applied for. For 1996 and future years, management expects to initiate a change to more selective medical examinations in conjunction with dry spot blood tests and extensive medical questions on the application in order to lower the cost of new business without sacrificing necessary information for the underwriter. Additionally, X-rays and electrocardiograms are required depending on age and face amount of the policy. On all policies of $150,000 or more, inspection reports are required which detail the background resources and lifestyle of the applicant. The Company has developed numerous contacts throughout Latin America with which its underwriters can validate information contained in the application, medical or inspection report.

         Endowment expense grew from $4,475,462 in 1994 to $4,631,261 in 1995, a 3.4% increase. Beginning in late 1990, Citizens introduced a new series of plans called "Ultra Expansion Plus" which carried an immediate endowment benefit of an amount elected by the policyowner. This endowment is factored into the premium of the policy and is paid annually. Management does not expect this benefit to adversely impact profitability since it is factored into the cost of the policy.

         Policy surrenders were $10,611,335 in 1995, compared to $8,637,306 in 1994 and $5,761,190 in 1993. The increase in surrenders is, in the opinion of management, due to acquisitions and the growing block of business in force, as well as representative of the economic problems seen in Argentina during 1995.

         During 1995, commissions declined to $10,273,173. Commissions increased 3.1% in 1994 to $12,382,372 from $12,011,822 in 1993. The majority of such amounts paid relates to first year commissions which were $7,292,264, $9,925,028 and $10,423,648, respectively, in 1995,
         1994, and 1993. The decline in first year commissions during 1995 relates to the slowdown in new sales discussed earlier.

         Underwriting, acquisition and insurance expenses increased to $7,102,401 in 1995 from $5,079,538 in 1994 and $4,331,669 in 1993. The
         1995 expense increase reflects the growth experienced by the Company in recent years, particularly in the marketing area. As a result of a change in late 1993 in the management of marketing efforts, the Company absorbs a greater portion of the expense in exchange for paying lower first year commissions. The growth in expense in 1994 is primarily related to the increased home office marketing costs. Additionally, a portion of the 1993 increase relates to a one-time charge of $425,000 related to an extension of exercise periods for options to purchase 100,000 shares of the Company's Class A common stock. The charge represents the difference between the exercise price and the fair market value of the shares as of the extension date.

         Capitalized deferred policy acquisition costs were $10,579,704 in 1995, compared to $13,128,049 in 1994 and $13,472,064 in 1993. The decline in amounts in 1995 reflects the lower level of new sales experienced during the year, as well as the lower interest rate environment. The decrease from 1993 to 1994 relates to the adjustment of capitalization for 1994 issued policies to reflect the lower interest rates available to be earned on the Company's investment portfolio compared to earlier years. Amortization of these costs was $8,511,876, $7,203,593 and $6,455,401, respectively in 1995, 1994, and
         1993.

         Realized losses on investments were $109,096 in 1995 and $9,356 in 1994, compared to gains of $2,120,837 in 1993. The majority ($63,000) of the 1995 loss relates to the disposal of a parcel of real estate acquired in the acquisition of First Centennial

         Corporation and foreclosed on several years ago. Management made several moves during 1993 to take advantage of the price volatility in the bond market to achieve gains.

         LIQUIDITY AND CAPITAL RESOURCES

         Stockholders' equity increased substantially in 1995 to $64,712,990 from $35,055,373 in 1994. The acquisition of ALFC was the primary reason for the growth in equity during 1995 amounting to $27 million of the increase.

         On October 27, 1994, Citizens completed the offering of 916,375 shares of its Class A Common Stock under an exemption from registration under the Securities Act of 1933. The offering was made under Regulation S, which permits shares offered outside of the United States to non-United Stated persons pursuant to its guidelines may be resold in the United States by persons who are not an issuer, underwriter or dealer following a certain period after the close of the offering period. The offering price was $7.00 per share. The closing market price of the Class A common shares on the date of the offering commencement was $7.75 per share (as reported by the American Stock Exchange). The Company sold 916,375 shares, generating gross proceeds of more than $6.4 million, and net proceeds of approximately $5.4 million. Management was pleased with the amount of capital generated through the offering; however, it believes that the offering period was too short in light of the manner in which business is typically transacted overseas. Because of the success of the offering in the limited time period, a second offering was initiated in May 1995. As of December 31, 1995, approximately 95,500 shares had been purchased through the second Reg. S offering, resulting in a net increase to capital of $638,980.

         Invested assets grew to $130,024,739 in 1995 from $93,828,650 at December 31, 1994, an increase of 38.6%. The acquisition of ALFC contributed approximately $17 million to said increase. The balance of the growth is attributable to the internal growth achieved by the Company. At December 31, 1995, fixed maturities have been categorized into two classifications: Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available for sale which are valued at market. The Company does not have a plan to make material dispositions of fixed maturities during 1996; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out sales during 1996. Fixed maturities held to maturity, amounting to $5,636,785 consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

         The Company's mortgage loan portfolio, which constitutes 2.8% of invested assets at December 31, 1995, has historically been composed of small residential loans in Texas. At December 31, 1995, one mortgage loan was in default with a principal balance of approximately $92,000. During 1995, the loan to an affiliate described below was foreclosed. At December 31, 1994, two mortgage loans were in default; one to an affiliate of the Company, Continental Investors Life Insurance Company, in the amount of $112,794, and another in the principal amount of $30,665. Management believes that in the event of foreclosure there is more than adequate collateralization on both loans to avoid exposure to loss. Management has established a reserve of $145,080 (approximately 7.5% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio.

         Policy loans comprise 14.5% of invested assets at December 31, 1995 compared to 16.2% at December 31, 1994. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

         Cash balances of the Company in its primary depository, Texas Commerce Bank Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at December 31, 1995.
         Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. At December 31, 1995, management does not believe the Company is at risk for such a loss. During 1996, the Company intends to utilize short-term Treasury Bills and highly-rated commercial paper as cash management tools to minimize excess cash balances and enhance return.

         In February 1992, the Company paid cash for an 80,000 square foot office building in Austin, Texas to serve as its primary office. This building will, in the opinion of management, provide adequate space for the Company's operations for many years. Renovation and remodeling of the property began in the third quarter of 1992 and the Company relocated to the building in September 1993. The Company occupies approximately 27,000 square feet of space in the building. The Company's former office property, consisting of approximately 13,000 square feet in Austin, with a carrying value of $158,000 was leased to a third party on a triple-net basis for three years during 1995. The lease provides that the party can purchase the building during the first 18 months of the lease for $850,000 cash, with no lease payments applying to the purchase price.

         CICA owned 1,955,457 shares of Citizens Class A common stock at December 31, 1995 (2,075,685 shares at December 31, 1994). For statutory accounting purposes, CICA received written approval from the Colorado Insurance Department to carry its investment in Citizens at 50% of the fair market value limited to 8% of admitted assets ($8,976,000), which differs from prescribed statutory accounting practices. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of December 31, 1995, that permitted transaction increased statutory surplus by $4,077,000 over what it would have been had prescribed accounting practice been followed. In the Citizens' consolidated financial statements, this stock is shown as treasury stock. During 1995, Citizens re-acquired 115,943 of these shares and retired them.

         CICA had outstanding at December 31, 1995, a $533,000 surplus debenture payable to Citizens. For statutory accounting purposes, this debenture is a component of surplus, while for GAAP it is eliminated in consolidation. Citizens has recognized a liability for its related obligation to a bank in a like amount.

         The NAIC has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by insurance regulators begins. At December 31, 1995 and 1994, CICA's ratios were 700.6% and 560.6%, respectively, well above minimum levels. ALLIC's ratios were 939.6% and 1,000.8%, respectively, also well above minimum levels.

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

         The formula approach used in computing the reserve consists of the following:

         (1) The tax reserve method applicable to the contract - generally the Commissioners' Reserve Valuation Method (CRVM) for life insurance contracts, the Commissioners' Annuities Reserve Valuation Method (CARVM) for annuity contracts, and the two-year full preliminary term method for non-cancelable accident and health contracts;

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

         The enactment of the two provisions above has had a severe impact upon the effective tax rate paid by CICA, resulting in effective tax rates exceeding 100% in each of the last three years. The impact of such high effective tax rates is that CICA is forced to pay Federal income taxes out of surplus, rather than income, thereby limiting the statutory surplus available for use in writing new business. Although these provisions have little effect on the Company's overall results on a GAAP basis as a result of the recognition of deferred taxes, they do have a considerable impact on the results under Statutory Accounting Principles which do not recognize such items. For 1995, CICA incurred tax expense on a Statutory basis at an effective tax rate of 74% (eliminating intercompany capital gains). For the year ended December 31, 1994, taxes were incurred at an effective rate of approximately 289% of income before tax. For 1993, the incurred rate was 131%. In the event that CICA was unable to attract additional capital, as it did in 1994, its ability to write new business would be severely limited due to the ongoing drain on Statutory surplus. Management believes the Company has adequate levels of capital on hand with the additional capital infused during 1994 and 1995 to continue to expand the Company's writing of new business.

FINANCIAL ACCOUNTING STANDARDS

         In December 1992, the FASB issued Statement 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("Statement 113"). Statement 113 eliminated the net reporting of reinsurance amounts in the balance sheet previously required by Statement 60 "Accounting by Insurance Enterprises." Statement 113 also provides accounting guidance for ceding enterprises as well as disclosure requirements and guidance on assessing transfer of risk in reinsurance contracts. Furthermore, it precludes immediate recognition of gains related to reinsurance contracts unless the ceding enterprise's liability to its policyholders is extinguished.

         The Company adopted Statement 113 in the first quarter of 1993. There was no impact on the consolidated financial statements due to implementation of the risk transfer provisions.

         In May 1993, the FASB issued Statement 114 "Accounting by Creditors for Impairment of a Loan" ("Statement 114"). Statement 114 requires impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement 114 is effective for years beginning after December 15, 1994 Implementation did not have a material impact on the Company's financial statements.

         Also in 1993, the FASB issued Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). Statement 115 requires the classification of debt and equity securities as held to maturity, trading or available for sale based on established criteria. Trading securities are bought and held principally for the purpose of resale in the near term. The Company had no investment securities classified as trading at January 1, 1994, December 31, 1994 or December 31, 1995. Held-to-maturity securities are those in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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

ITEM 8. FINANCIAL STATEMENTS

                                 CITIZENS, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES



                                                     PAGE
                                                   REFERENCE
                                                   ---------
Independent auditor's report                          42
Consolidated balance sheets at
 December 31, 1995 and 1994                          43-44
Consolidated statements of operations
 - years ended December 31, 1995, 1994 and 1993      45-46
Consolidated statements of stockholders' equity
 - years ended December 31, 1995, 1994 and 1993       47
Consolidated statements of cash flows
 - years ended December 31, 1995, 1994 and 1993      48-49
Notes to consolidated financial statements           50-72
Schedules at December 31, 1995 and 1994:
 Schedule II - Condensed Financial
 Information of Registrant                           73-75
Schedules for each of the years in the three-year
 period ended December 31, 1995:
  Schedule IV - Reinsurance                           76

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

                                    PART III

Items 10, 11, 12, and 13 of this Report incorporate by reference the information in the Company's definitive proxy material under the headings "Stock and Principal Stockholders," "Control of the Company," and "Election of Directors," to be filed with the Securities and Exchange Commission within 120 days after December 31, 1995.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- --------  ---------------------------------------------------------------

 (a)   1 AND 2    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                  The financial statements and schedules listed on the following index to financial statements and financial statement schedules are filed as part of this Form 10-K.

 (a)   3 EXHIBITS

                                                                             EXHIBIT
EXHIBIT NO.                           DESCRIPTION                            PAGE NO.
- -----------                           -----------                            --------
    (1)           Underwriting Agreement                                       N/A
    (2)           Plan of acquisition, reorganization, arrangement,
                  liquidation or succession                                    (e)
    (3)           3.1 Articles of Incorporation; as amended                    (d)
                  3.2 Bylaws                                                   (b)
    (4)           Instruments defining the rights of security
                  holders, including debentures                                N/A
    (5)           Opinion re: Legality                                         N/A
    (6)           Opinion re: Discount on Capital Shares                       N/A
    (7)           Opinion re: Liquidation Preference                           N/A
    (8)           Opinion re: Tax Matters                                      N/A
    (9)           Voting Trust Agreement                                       N/A
   (10)           Material Contracts
                  10.1          Plan and Agreement of
                                Exchange by and among
                                First Centennial
                                Corporation, First
                                Centennial Life
                                Insurance Company, and
                                Citizens, Inc.,
                                as amended                                    (a)
                  10.2          Kenneth R. Bearden
                                Conversion Agreement
                                with Citizens, Inc.
                                dated February 27, 1992                       (a)
                  10.3          Agreement to Cancel
                                First Centennial Class B
                                Common Stock dated
                                February 27, 1992                             (a)
                  10.4          Termination of Agreement
                                between First Centennial
                                Corporation, Global
                                Management Corporation
                                and American Trust
                                Insurance Company, Ltd.                       (a)
                  10.5          Automatic Yearly
                                Renewable term (NR) Life
                                Reinsurance Agreement
                                between Citizens
                                Insurance Company of
                                America and The
                                Centennial Life
                                Insurance Company dated
                                March 1, 1982                                 (a)

                  10.6          Summary of Coinsurance
                                Agreement between
                                Citizens Insurance
                                Company of America and
                                Alabama Reassurance
                                Company dated December
                                31, 1985                                       (a)
                  10.7          International Marketing
                                Agreement - Citizens
                                Insurance Company of
                                America and Negocios
                                Savoy, S.A.                                    (a)
                  10.8          Articles and Plan of
                                Merger between Citizens
                                Insurance Company of
                                America and First
                                Centennial Life
                                Insurance Company                              (a)
                  10.9          Stock Purchase Agreement
                                between Citizens
                                Insurance Company of
                                America and Citizens,
                                Inc.                                           (c)
                  10.10         Plan and Agreement of
                                Merger by and among
                                American Liberty
                                Financial Corporation,
                                American Liberty Life
                                Insurance Company,
                                Citizens, Inc. and
                                Citizens Acquisition,
                                Inc., as amended                               (f)
                  10.11         Plan and Agreement of
                                Merger and Exchange by
                                and among Insurance
                                Investors & Holding Co.,
                                Central Investors Life
                                Insurance Company of
                                Illinois, Citizens, Inc.
                                and Citizens
                                Acquisition, Inc.                              (g)
   (11)           Statement re: Computation of per share earnings              N/A
   (12)           Statement re: Computation of ratios                          N/A
   (13)           Annual report to security holders, Form 10-Q or
                  quarterly report to security holders                         N/A
   (14)           Material foreign patents                                     N/A
   (15)           Letter re: Unaudited interim financial statements            N/A
   (16)           Letter re: Change in certifying accountant                   N/A
   (17)           Letter re: Director resignation                              N/A
   (18)           Letter re: Change in accounting principles                   N/A
   (19)           Report furnished to security holders                         N/A
   (20)           Other documents or statements to security holders            N/A
   (21)           Subsidiaries of the registrant                              Filed
                                                                             herewith
   (22)           Published report regarding matters submitted to a
                  vote of security holders                                     N/A
   (23)           Consents of expert and counsel                              Filed
                                                                             herewith
   (24)           Power of Attorney                                     See signature page
   (25)           Statement of eligibility of trustee                          N/A
   (26)           Invitations for competitive bids                             N/A

   (27)           Financial Data Schedule                                     Filed
                                                                             herewith
   (28)           Information from reports furnished to state
                  insurance regulatory authorities                             N/A
   (29)           Additional Exhibits                                          N/A

- ---------------
(a) Filed as a part of the Registration Statement on Form S-4, SEC File No. 33--47531, filed on or about May 2, 1992.
(b) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
(c) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(d) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(e) Filed with or referenced in the Registrant's Current Report on Form 8-K dated December 9, 1994 and incorporated herein by reference.
(f) Filed as a part of the Registration Statement on Form S-4, SEC File No. 33--59039, filed on or about May 2, 1995.
(g) Filed as a part of the Registration Statement on Form S-4, SEC File No. 33--63275, filed on or about October 6, 1995.

     (b) REPORTS ON FORM 8-K

         None.

                                 CITIZENS, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES



                                                     PAGE
                                                   REFERENCE
                                                   ---------
Independent auditors' report                           42
Consolidated balance sheets at
  December 31, 1995 and 1994                         43-44
Consolidated statements of operations
  - years ended December 31, 1995, 1994 and 1993      5-46
Consolidated statements of stockholders' equity
  - years ended December 31, 1995, 1994 and 1993       47
Consolidated statements of cash flows
  - years ended December 31, 1995, 1994 and 1993     48-49
Notes to consolidated financial statements           50-72
Schedules at December 31, 1995 and 1994:
  Schedule II - Condensed Financial
  Information of Registrant                          73-75
Schedules for each of the years in the three-year
  period ended December 31, 1995:
     Schedule IV - Reinsurance                         76

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                                            KPMG PEAT MARWICK LLP

Dallas, Texas
March 8, 1996, except as to the third
paragraph of Note 9, which is as of
March 12, 1996

                        CITIZENS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994



                    ASSETS                           1995           1994
                    ------                       -------------  ------------
Investments (note 2):
 Fixed maturities held to maturity,
  at amortized cost (market $5,700,000
  in 1995 and $14,846,900 in 1994)                $  5,636,785  $ 18,415,026
 Fixed maturities available for sale at market,
  (cost $97,515,359 in 1995 and
  $61,049,170 in 1994)                              99,464,551    56,573,764
 Equity securities, at market (cost $23,329
  in 1995 and 1994)                                          -         1,892
 Mortgage loans on real estate (net of reserve
  of $145,080 in 1995 and $145,080 in 1994)          1,910,608     2,623,531
 Policy loans                                       18,911,275    15,220,005
 Guaranteed student loans (net of reserve of
  $10,000 in 1995 and 1994)                            333,387       240,243
 Other long-term investments                           679,436       754,189
 Short-term investments                              3,088,697             -
                                                  ------------  ------------
               Total investments                   130,024,739    93,828,650
Cash                                                 4,160,156     4,259,887
Other receivables                                    1,219,107     1,592,607
Accrued investment income                            2,022,809     1,569,945
Reinsurance recoverable                              1,857,900     1,680,287
Deferred policy acquisition costs                   36,624,448    34,537,464
Other intangible assets                              1,820,325             -
Deferred Federal income tax                                  -     1,521,296
Cost of insurance acquired (note 3)                  7,522,827     2,271,866
Excess of cost over net assets acquired             14,045,848     3,344,844
Property, plant and equipment                        5,546,075     4,694,022
Other assets                                           642,013       496,736
                                                  ------------  ------------
                                                  $205,486,247  $149,797,604
                                                  ============  ============

                        CITIZENS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                           DECEMBER 31, 1995 AND 1994



      LIABILITIES AND STOCKHOLDERS' EQUITY                  1995           1994
      ------------------------------------              ------------   -------------
Liabilities:
 Future policy benefit reserves (notes 4 and 5):
  Life insurance                                        $114,727,748   $ 97,579,380
  Annuities                                                4,261,847      3,408,745
  Accident and health                                      4,337,782        766,710
 Dividend accumulations                                    3,602,706      2,899,573
 Premium deposits                                          1,553,414      1,648,697
 Policy claims payable (notes 5 and 10)                    3,197,291      2,149,631
 Other policyholders' funds                                1,945,332      1,611,908
                                                        ------------   ------------
            Total policy liabilities                     133,626,120    110,064,644
 Other liabilities                                         2,001,320      1,671,892
 Commissions payable                                         692,578        916,886
 Notes payable (note 6)                                      772,834        712,373
 Deferred Federal income tax                               2,372,742              -
 Federal income tax payable                                1,025,106      1,066,004
 Minority interest                                            14,954              -
 Amounts held on deposit                                     267,603        310,432
                                                        ------------   ------------
               Total liabilities                         140,773,257    114,742,231
                                                        ------------   ------------
Stockholders' equity (notes 7, 8, 9, and 11):
 Common stock:
  Class A, no par value, 50,000,000 shares
   authorized, 21,415,872 shares issued
   in 1995 and 19,178,515 shares issued
   in 1994, including shares in treasury of
   2,078,547 in 1995 and 2,198,175
   in 1994                                                44,007,339     21,457,303
  Class B, no par value, 1,000,000 shares
   authorized, 621,049 shares issued and
   outstanding in 1995 and 1994                              283,262        283,262
  Unrealized investment gain (loss) (note 2)               1,267,747     (2,970,597)
  Retained earnings                                       21,216,908     18,466,696
                                                        ------------   ------------
                                                          66,775,256     37,236,664
 Treasury stock, at cost                                  (2,062,266)    (2,181,291)
                                                        ------------   ------------
           Total stockholders' equity                     64,712,990     35,055,373
                                                        ------------   ------------
 Commitments and contingencies (notes 5, 8,
 10 and 11)
                                                        $205,486,247   $149,797,604
                                                        ============   ============

See accompanying notes to consolidated financial statements.

                        CITIZENS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                       1993
                                         1995           1994       (AS RESTATED)
                                     ------------   ------------   ------------
Revenues:
 Premiums (notes 5 and 11):
  Life insurance                     $ 45,426,887   $ 43,526,111   $ 37,598,551
  Accident and health                     698,206        259,250        284,510
 Annuity and universal life
  considerations                          119,335         75,564        106,955
 Net investment income (note 2)         7,026,909      5,295,784      4,771,079
                                     ------------   ------------   ------------
          Total revenues               53,271,337     49,156,709     42,761,095
                                     ------------   ------------   ------------
Other income and expense:
 Other income                              75,062         94,364         80,794
 Realized gains (losses) on
  investments (note 2)                   (109,096)        (9,356)     2,120,837
 Interest expense                        (107,131)       (29,719)      (198,719)
                                     ------------   ------------   ------------
 Total revenues and other income
   and expense                         53,130,172     49,211,998     44,764,007
                                     ------------   ------------   ------------
Benefits and expenses:
 Insurance benefits paid or
  provided:
   Increase in future
    policy benefit reserves            11,033,763     11,910,751     10,160,523
   Policyholders' dividends             2,422,168      2,381,581      2,418,456
   Claims and surrenders (note 5)      19,282,954     16,635,259     14,166,018
    Annuity expenses                      652,976        373,575        699,455
                                     ------------   ------------   ------------
         Total insurance benefits
           paid or provided            33,391,861     31,301,166     27,444,452
                                     ------------   ------------   ------------
 Commissions                           10,273,173     12,382,372     12,011,822
 Other underwriting, acquisition
  and insurance expenses                7,102,401      5,079,538      4,331,669
 Capitalization of deferred policy
  acquisition costs                   (10,579,704)   (13,128,049)   (13,472,064)
 Amortization of deferred policy
  acquisition costs                     8,511,876      7,203,593      6,455,401
 Amortization of cost of insurance
  acquired and excess of cost
  over net assets acquired                678,997        606,487        512,619
                                     ------------   ------------   ------------
        Total benefits and expenses    49,378,604     43,445,107     37,283,899
                                     ------------   ------------   ------------


                                                                     (Continued)

                        CITIZENS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995 1994, AND 1993



                                                          1993
                                 1995        1994     (AS RESTATED)
                              ----------  ----------  -------------
Income before Federal income
 taxes                        $3,751,568  $5,766,891     $7,480,108
 Federal income tax expense    1,001,356   1,592,333      1,953,715
                              ----------  ----------     ----------
 Net income                   $2,750,212  $4,174,558     $5,526,393
                              ==========  ==========     ==========
 Net income per share
  of common stock (note 8)    $      .16  $      .25     $      .34
                              ==========  ==========     ==========

See accompanying notes to consolidated financial statements.

                        CITIZENS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993






                                              COMMON  STOCK           UNREALIZED                    TOTAL
                                          ----------------------      INVESTMENT      RETAINED     TREASURY     STOCKHOLDERS'
                                            CLASS A      CLASS B    GAINS (LOSSES)    EARNINGS      STOCK          EQUITY
                                          -----------    -------    --------------   ----------   ----------    -------------
BALANCE AT DECEMBER 31, 1992              $15,985,344  $ 283,262     $  (53,557)    $ 8,765,745  $(2,193,666)    $22,787,128

Net income (as restated)                            -          -              -       5,526,393            -       5,526,393
Unrealized investment losses                        -          -       (298,817)              -            -        (298,817)
                                          -----------  ---------     ----------     -----------  -----------     -----------
BALANCE AT DECEMBER 31, 1993               15,985,344    283,262       (352,374)     14,292,138   (2,193,666)     28,014,704

Cumulative effect of adoption of
Statement No. 115 at January 1,
  1995, net of taxes                                -          -        690,388               -            -         690,388
Net income                                          -          -              -       4,174,558            -       4,174,558
Unrealized investment losses, net                   -          -     (3,308,611)              -            -      (3,308,611)
Sale of stock                               5,384,334          -              -               -            -       5,384,334
Sale of treasury stock                         87,625          -              -               -       12,375         100,000
                                          -----------  ---------     ----------     -----------  -----------     -----------
BALANCE AT DECEMBER 31, 1994               21,457,303    283,262     (2,970,597)     18,466,696   (2,181,291)     35,055,373
Net income                                          -          -              -       2,750,212            -       2,750,212
Unrealized investment gains, net                    -          -      4,238,344               -            -       4,238,344
Acquisition of ALFC (note 9)               22,246,163          -              -               -            -      22,246,163
Sale of stock                                 638,980          -              -               -            -         638,980
Stock issuance costs                         (257,495)         -              -               -            -        (257,495)
Retire shares held in treasury stock         (114,782)         -              -               -      114,782               -
Sale of treasury stock                         37,170          -              -               -        4,243          41,413
                                          -----------  ---------     ----------     -----------  -----------     -----------
BALANCE AT DECEMBER 31, 1995              $44,007,339  $ 283,262     $1,267,747     $21,216,908  $(2,062,266)    $64,712,990
                                          ===========  =========     ==========     ===========  ===========     ===========

  See accompanying notes to consolidated financial statements

                        CITIZENS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                                                   1993
                                                       1995          1994      (AS RESTATED)
                                                   -----------   -----------   -------------
Cash flows from operating activities:
  Net income                                       $ 2,750,212   $ 4,174,558    $ 5,526,393
  Adjustments to reconcile net income to
    net cash provided by operating activities,
    net of assets acquired:
      Realized gains (losses) on sale of
        investments and other assets                  (109,096)        9,356     (2,120,837)
      Accrued investment income                       (131,835)     (511,086)      (454,000)
      Net deferred policy acquisition costs         (2,086,984)   (5,924,456)    (7,016,663)
      Amortization of cost of insurance
        acquired and excess cost over
        net assets acquired                            678,997       606,487        512,619
      Other receivables                                602,662    (1,460,131)       552,769
      Future policy benefit reserves                 9,929,505    11,910,751     10,160,523
      Other policy liabilities                       1,527,695    (1,219,297)     1,366,012
      Deferred Federal income tax                     (981,068)     (383,195)       275,416
      Federal income tax                              (104,424)     (982,197)       892,354
      Commissions payable and other liab.             (224,308)     (154,510)       242,877
      Amounts held on deposit                          (42,829)     (124,087)       182,840
      Other, net                                       613,198     2,110,818        221,921
                                                   -----------   -----------    -----------
        Net cash provided by
          operating activities                      12,421,725     8,053,011     10,342,224
                                                   -----------   -----------    -----------
Cash flows from investing activities:
  Maturity of fixed maturities held to maturity      2,600,000        51,625              -
  Sale of fixed maturities available for sale       28,419,387    13,152,225     83,532,049
  Maturity of fixed maturities available
    for sale                                                 -       963,151      7,474,997
  Purchase of fixed maturities available
    for sale                                       (38,614,148)  (40,486,808)   (88,980,557)
  Sale of equity securities                              1,892       174,761              -
  Principal payments on mortgage loans                 652,819       935,276      1,526,838
  Mortgage loans funded                                (54,875)     (340,474)             -
  Guaranteed student loans funded                     (272,635)     (335,440)      (721,963)
  Guaranteed student loans sold                        179,491       475,796        756,567
  Sale of other long-term investments and
    property plant and equipment                       474,257       331,276         41,152
  Cash and short-term investments
    provided by merger                               1,178,600             -              -
  Increase in policy loans (net)                    (3,491,760)   (1,214,520)    (1,937,838)
  Purchase of property, plant and equipment           (947,733)   (1,237,652)    (2,048,024)
                                                   -----------   -----------    -----------
      Net cash used by investing activities         (9,874,705)  (27,530,784)      (356,779)
                                                   -----------   -----------    -----------

                        CITIZENS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



                                                                           1993
                                              1995          1994       (AS RESTATED)
                                           ----------    -----------   -------------
Cash flows from financing activities:
  Additional borrowings on notes payable       60,461              -              -
  Payments on notes payable                         -       (388,359)      (259,377)
  Sale of stock                               381,485      5,371,959              -
                                           ----------    -----------    -----------
    Net cash provided (used) by
      financing activities                    441,946      4,983,600       (259,377)
                                           ----------    -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                          2,988,966    (14,494,173)     9,726,068
                                           ----------    -----------    -----------
Cash and cash equivalents at
  beginning of year                         4,259,887     18,754,060      9,027,992
                                           ----------    -----------    -----------
Cash and cash equivalents
  at end of year                           $7,248,853    $ 4,259,887    $18,754,060
                                           ==========    ===========    ===========

  Supplemental disclosures of cash flow information:

                                             1995             1994           1993
                                           ----------    -----------    -----------
    Cash paid during the year for:
      Interest                             $   53,030    $    61,304    $    88,184
                                           ==========    ===========    ===========
      Income taxes                         $2,000,000    $ 2,957,724    $   785,915
                                           ==========    ===========    ===========

Supplemental disclosures of non-cash investing and financing activities (see also Note 9):


    The Company issued Class A stock
      to purchase all of the capital
      stock of ALFC.                      $22,246,163    $         -    $         -
                                          ===========    ===========    ===========


    In conjunction with the acquisition, liabilities were assumed as follows:

        Fair value of tangible assets acquired                $ 18,744,097
        Fair value of intangible assets acquired                18,574,952
                                                              ------------
        Net assets acquired                                     37,319,049
        Capital stock issued for the capital stock of ALFC     (22,246,163)
                                                              ------------
        Liabilities assumed                                   $ 15,072,886
                                                              ============

    Issuance of 4,248 treasury shares
      of stock                                 $   41,413    $         -    $          -
                                               ==========    ===========    ============


See accompanying notes to consolidated financial statements.

                        CITIZENS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) NATURE OF BUSINESS

         The consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977 and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), formerly Continental Leasing Company, Insurance Investors, Inc. (III), and American Liberty Financial Corp. (ALFC). ALFC and its subsidiaries, American Liberty Life Insurance Company (ALLIC), First American Investment Corp. (FAIC), American Liberty Securities Corp.
         (ALSC), and American Liberty Exploration Company (ALEC) were acquired by Citizens in September 1995. Citizens and its subsidiaries are collectively referred to as "the Company." All significant intercompany accounts and transactions have been eliminated.

         Citizens, Inc. is primarily involved in the sale of life insurance policies through two of its subsidiaries - CICA and ALLIC. CICA sells ordinary whole-life policies internationally, with approximately 92% of premium income derived outside the United States. ALLIC issues life policies primarily as burial insurance and pre-need policies. Additionally, the ALLIC offers accident and health specified disease, hospital indemnity, and accidental death policies, as well as
         annuities.   In 1995, premiums for life, health, and annuities
         represented 48%, 48%, and 4% of total premium income, respectively.

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

        2. Equity securities include non-redeemable preferred stock and are reported at fair market value.

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

         Unrealized appreciation (depreciation) of equity securities and fixed maturities held for sale is shown as a separate component of stockholders' equity, net of tax in 1995 and 1994, and is not included in the determination of net income.

         Costs of investments sold are determined using the specific identification method. Net realized gains and losses are included in other income and expenses as incurred.

         The Company has assets with a fair value of $7,084,890 at December 31, 1995 on deposit with various state regulatory authorities to fulfill statutory requirements.


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

     (d) DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

         Acquisition costs, consisting of commissions and policy issuance and underwriting expenses which relate to and vary with, the production of new business are deferred. These deferred policy acquisition costs are amortized primarily over the estimated premium paying period of the related policies in proportion to the ratio of the annual premium recognized to the total premium revenue anticipated using the same assumptions as were used in computing liabilities for future policy benefits.

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

     (f) EXCESS OF COST OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS

         The excess of cost over the fair value of net assets acquired in the merger with Equities International Life Insurance Co., the 1992 acquisition of the net assets of First Centennial Corporation (FCC), and the 1995 acquisition of American Liberty Financial Corp. are amortized on a straight-line basis over 20 years.

         Other intangible assets, primarily the value of state licenses, are amortized on a straight-line basis over 10 years.

     (g) PARTICIPATING POLICIES

         At December 31, 1995 and 1994, participating business approximated 91% and 92%, respectively, of life insurance in force and premium income. The amount of dividends to be paid is determined annually by the Board of Directors.

     (h) EARNINGS PER SHARE

         Earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The effects of outstanding stock options and warrants have not been included in the calculations because they are either not material or are antidilutive. The weighted average shares outstanding for the years ended December 31, 1995, 1994 and 1993 were 17,668,047,
         16,882,164 and 16,672,514, respectively.

     (i) INCOME TAXES

         For the three months ended December 31, 1995, the Company will file three income tax returns, one which includes ALFC and all direct non-life subsidiaries, one which includes FAIC and subsidiaries, and
         one life return for ALLIC.   For the year ended December 31, 1995, the
         Company will file two income tax returns, one which includes Citizens, Inc., the parent, and all direct non-life subsidiaries except those related to ALFC, and one life return for CICA.

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

     (j) ACCOUNTING PRONOUNCEMENTS

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


         In October 1994, the FASB issued Statement 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Statement 119 requires disclosures about amounts, nature, and terms of derivative financial instruments not subject to the reporting provisions of Statement 105, "Disclosure of

         Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk." The disclosure provisions of Statement 119 require all entities to distinguish between financial instruments held or issued for trading purposes and financial instruments held or issued for purposes other than trading. The Company does not utilize derivative instruments in its business activities and has applied the reporting provisions of Statement 119 in these financial statements.

         In March 1995, the FASB issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Statement 121 established accounting standards for the recognition and measurement of impairment on long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. This statement does not apply to long-lived assets such as deferred policy acquisition costs and deferred tax assets. Statement 121 is effective for fiscal years beginning after December 15, 1995. The Company does not expect Statement 121 to have a material impact on its financial statements.

     (k) CASH EQUIVALENTS

         The Company considers as cash equivalents all securities whose duration does not exceed three months at the date of acquisition. These securities are reflected as short-term investments in the accompanying consolidated financial statements.

     (l) RECLASSIFICATIONS

         Certain reclassifications have been made to the 1994 and 1993 amounts.

     (m) DEPRECIATION

         Depreciation is calculated on a straight line basis using estimated useful lives ranging from 3 to 10 years. Leasehold improvements are depreciated over the estimated life of 30 years.

     (n) USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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


         The amortized cost and estimated market values of investments in debt securities as of December 31, 1995 and 1994, respectively, are as follows:



                                                                            1995
                                               -------------------------------------------------------------
                                                                   GROSS            GROSS
                                                AMORTIZED        UNREALIZED       UNREALIZED          FAIR
                                                  COST             GAINS            LOSSES            VALUE
                                               -----------       ----------       ----------       -----------
Fixed maturities held for investment:
  US Treasury securities                       $ 5,636,785       $   63,215       $        -       $ 5,700,000
                                               -----------       ----------       ----------       -----------
    Total                                        5,636,785           63,215                -         5,700,000
                                               ===========       ==========       ==========       ===========
Fixed maturities available for sale:
  US Treasury securities and
    obligations of US government
    corporations and agencies                   81,852,720        1,702,738         (171,686)       83,383,772
  US Government guaranteed
    mortgage-backed securities                   2,302,082               -               (43)        2,302,039
  Public Utilities                               5,146,972         111,606           (66,978)        5,191,600
  Debt securities issued by States
    of the United States and political
    subdivisions of the States                     290,418          17,582                 -           308,000
  Debt securities issued by
    foreign governments                            400,398          30,091            (2,489)          428,000
  Corporate securities                           7,522,769         368,746           (40,375)        7,851,140
                                               -----------      ----------        ----------       -----------
    Total                                      $97,515,359      $2,230,763        $ (281,571)      $99,464,551
                                               ===========      ==========        ==========       ===========


                                                                      1994
                                          -----------------------------------------------------------
                                                              GROSS           GROSS
                                           AMORTIZED       UNREALIZED       UNREALIZED       FAIR
                                             COST             GAINS           LOSSES        VALUE
                                          -----------      ----------      ----------     -----------
Fixed maturities held for investment:
  US Treasury securities and
    obligations of US government
    corporations and agencies             $18,192,415      $        0      $3,552,415     $14,640,000
  Public Utilities                            111,265               0           9,665         101,600
  Corporate securities                        111,346               0           6,046         105,300
                                          -----------      ----------      ----------     -----------
      Total                               $18,415,026      $        0      $3,568,126     $ 4,846,900
                                          ===========      ==========      ==========     ===========
Fixed maturities available for sale:
  US Treasury securities and
    obligations of US government
    corporations and agencies             $56,214,724      $   67,569      $4,489,231     $51,793,062
  US Government guaranteed
    mortgage backed securities              4,834,446         229,312         283,056       4,780,702
                                          -----------      ----------      ----------     -----------
Equity securities
  Preferred stock:                             23,227               0          21,437           1,892
                                          -----------      ----------      ----------     -----------
      Total                               $61,072,399      $  296,881      $4,793,724     $56,575,656
                                          ===========      ==========      ==========     ===========

    Concurrent with the adoption of the implementation guidance related to Statement 115, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board, the Company reclassified certain investments from the held to maturity category to available for sale. The amortized cost of securities transferred was $12,778,241 and the unrealized gain/loss on the date of transfer amounted to $145,937, net of taxes.

    The amortized cost and fair value of fixed maturities at December 31, 1995, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                    FIXED MATURITIES HELD FOR INVESTMENT
                    ------------------------------------


                                              AMORTIZED     ESTIMATED
                                                COST       MARKET VALUE
                                             ----------    ------------
    Due after ten years                      $5,636,785     $5,700,000
                                             ----------     ----------
                                             $5,636,785     $5,700,000
                                             ==========     ==========

                   FIXED MATURITIES AVAILABLE FOR SALE
                   -----------------------------------

                                              AMORTIZED      ESTIMATED
                                                COST       MARKET VALUE
                                             -----------   ------------
    Due in one year or less                  $ 5,852,944    $5,806,661
    Due after one year through
    five years                                36,360,037    37,065,062
    Due after five years
    through ten years                         21,681,765    22,307,450
    Due after ten years                       31,318,722    31,923,339
                                             -----------   -----------
                                              94,934,753    97,162,512
    US Government guaranteed
      mortgage-backed securities               2,302,082     2,302,039
                                             -----------   -----------
       Totals                                $97,515,539   $99,464,551
                                             ===========   ===========

    The Company had no investments in any one entity which exceeded 0.5% of stockholders' equity at December 31, 1995 other than investments guaranteed by the U.S. Government.

    The Company's investment in mortgage loans is concentrated 44% in Colorado, 41% in Texas and 15% in other states as of December 31, 1995.

    Major categories of investment income are summarized as follows:


                                      YEAR ENDED DECEMBER 31
                               -------------------------------------
                                  1995         1994         1993
                               -----------  -----------  -----------
Investment income on:
  Fixed maturities              $5,208,785   $4,045,481   $3,635,469
  Equity securities                 15,823            -        2,099
  Mortgage loans on real estate    195,321      242,331      367,342
  Policy loans                   1,478,333    1,001,939      943,373
  Short-term investments           106,872      123,119       81,712
  Other                            900,341      795,352      413,552
                                ----------   ----------   ----------
                                 7,905,475    6,208,222    5,443,547
                                ----------
Investment expenses                878,566      912,438      672,468
                                ----------   ----------   ----------
Net investment income           $7,026,909   $5,295,784   $4,771,079
                                ==========   ==========   ==========

    Equity securities of $0, mortgage loans of $30,665, and other long-term assets of $448,763 held by the Company as of December 31, 1995, did not produce income during the preceding 12 months.

    Proceeds from available for sale securities in 1995, 1994 and 1993 were $29,132,810, $13,152,225 and $83,532,049, respectively. Gross realized gains and losses on such sales were $346,370 and $426,841, respectively, for the year ended December 31, 1995, and $645,912 and $420,119, respectively, for the year ended December 31, 1994, and $2,737,133 and
    $250,471, respectively, for the year ended December 31, 1993.   Realized
    and unrealized gains (losses) on investments are as follows:


                                              YEAR ENDED DECEMBER 31
                                      ----------------------------------------
                                         1995             1994         1993
                                      ---------       ---------     ----------
Realized gains (losses):
  Fixed maturities                    $ (80,471)      $ 281,052     $2,443,730
  Equity securities                           0         (67,309)             0
  Other                                 (28,625)       (223,099)      (322,893)
                                      ---------        --------     ----------
    Net realized gains (losses) on
      investments                      (109,096)         (9,356)     2,120,837
                                      =========        ========     ==========

(3) COST OF INSURANCE ACQUIRED

    Cost of insurance acquired is summarized as follows:

                                          YEAR ENDED DECEMBER 31
                                  ----------------------------------------
                                     1995           1994           1993
                                  ----------     -----------    ----------
Balance at beginning of period    $2,271,866      $2,692,389    $3,065,986
Purchase of ALFC                   5,562,574               -             -
Interest                             171,541         198,121       270,334
Amortization                        (483,154)       (618,644)     (643,931)
Balance at end of period          ----------      ----------    ----------
                                  $7,522,827      $2,271,866    $2,692,389
                                  ==========      ==========    ==========

    Accretion of interest on cost of insurance acquired is calculated based on the rates of interest used in setting the related policy reserves. These rates range from 6.5% to 8.5%.

    Estimated amortization in each of the next five years is as follows. Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.


                           1996        $1,038,782
                           1997         1,228,661
                           1998           884,738
                           1999           959,980
                           2000           705,989
                           Thereafter   5,067,326

(4) FUTURE POLICY BENEFIT RESERVES

    In applying purchase accounting to the future policy benefit reserves acquired through mergers prior to American Liberty, the Company calculated future policy benefits using reasonable assumptions as of the date of each merger. Future policy benefits calculated under these assumptions approximate 20.4% of such reserves reflected in the December 31, 1995 consolidated balance sheet.

    In applying purchase accounting to the American Liberty policy benefit reserves acquired in 1995, the Company revalued policy benefit reserves to reflect the Company's reserve assumptions with regard to interest rates, lapse rates and surrenders. These reserves approximate 12.7% of total future policy benefit reserves in the consolidated balance sheet as of December 31, 1995. The remaining future policy benefits are calculated using reasonable assumptions at the date of issue.

    Various assumptions used to determine the future policy benefit reserves include the following: a) valuation interest rates from 4-9%; b) the mortality assumptions are from the 1955-60, 1965-70 and 1975-80 Select and Ultimate mortality tables, and c) withdrawals are based primarily on actual historical termination rates.

(5) REINSURANCE

    CICA cedes all risks generally in excess of $75,000 per insured to other companies through yearly renewable term insurance or coinsurance contracts. ALLIC cedes life risk in excess of $32,000 per insured to other companies through yearly renewable term insurance or coinsurance contracts. In addition, ALLIC reinsures all accidental death policies through a coinsurance arrangement whereby 90% of the benefit risk is assumed by the reinsurer. Risks are reinsured with other companies to permit the recovery of a portion of any direct losses. The Company remains contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

    At December 31, 1995 and 1994, life insurance in force aggregating approximately $285,001,000 and $384,794,000, respectively, was assumed and $290,677,000 and $285,104,000, respectively, was ceded to other insurance companies out of a total in force of approximately $2,151,955,000 and $2,144,709,000, respectively. Premiums assumed were approximately $306,000, $541,000, and $1,106,000 in the years ended December 31, 1995,
    1994 and 1993, respectively. Premiums ceded were approximately $2,380,000, $2,310,000, and $1,939,000 in the years ended December 31, 1995, 1994 and
    1993, respectively. Claims and surrenders assumed were approximately $286,000, $530,000 and $1,083,000 and claims and surrenders ceded were approximately $377,000, $928,000 and $994,000 in the years ended December 31, 1995, 1994 and 1993, respectively.

    Amounts paid or deemed to have been paid for reinsurance contracts are recorded as reinsurance receivables. The cost of reinsurance related to long duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(6) NOTES PAYABLE

    Notes payable as of December 31, 1995 and 1994 consist of:

                                                1995             1994
                                              --------         --------
Note payable to bank, 7%, dated
  June 20, 1988, payable in nine
  annual installments of $66,667
  beginning June 30, 1989, with
  remainder due June 30, 1998.                $533,334         $600,000
Note payable to bank, prime (8.75%
  at December 31, 1995) dated May 24,
  1995, payable in monthly
  installments of $3,000 plus
  interest beginning June 30, 1995              64,500               --
Note payable to individual, 6%,
  dated April 27, 1995, with
  principal and interest payable at
  maturity, April 26, 1996.                    175,000               --
Note payable to bank, prime (8.75%
  at December 31, 1994) dated June
  30, 1992, payable in monthly
  installments of $3,506 plus
  interest beginning July 30, 1992.                 --           105,191
Other obligations                                   --             7,182
                                              --------          --------
                                              $772,834          $712,373
                                              ========          ========

    The first note payable to bank is secured by two life insurance policies and proceeds from the surplus debenture between CICA and Citizens, Inc.

    The second note payable to bank is secured by computer equipment.

    The note payable to individual is an unsecured note.

(7) STOCKHOLDERS' EQUITY AND RESTRICTIONS

    The two classes of stock of Citizens are equal in all respects, except (a) the Class B common stock elects a simple majority of the Board of Directors of Citizens and the Class A common stock elects the remaining directors; and (b) each Class A share receives twice the cash dividends paid on a per share basis to the Class B common stock.

    Approximately $14,857,000 of consolidated stockholders' equity at December 31, 1995 represented net assets of the Company's insurance subsidiaries that are restricted as to their distribution to the Company. In addition, the Company's insurance subsidiaries are required to maintain a minimum total statutory capital and surplus of $4,915,000. The net assets of the Company's insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiary's net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends may be subject to approval by regulatory authorities.

    Citizens Life Insurance Company and American Liberty Life Insurance Company have calculated their risk based capital (RBC) in accordance with the National Association of Insurance Commissioners' Model Rule and the RBC rules as adopted by their state of domicile, Colorado and Louisiana, respectively. The RBC as calculated exceeded levels requiring company or regulatory action.

(8) STOCK OPTIONS

    During 1989, the Company entered into an agreement granting Stephen B. Booke, a financial public relations consultant providing services to the Company, the right and option to purchase 100,000 shares of Class A no par common stock of the Company at $2.50 per share, the fair market value of the common stock at the date of the agreement. Such option is for authorized but unissued shares at the date of the agreement. The option which would have expired on February 8, 1994 was extended for an additional 30 months during 1993. As a result, the Company recognized compensation expense of $425,000 in 1993 which represents the amount the market value at the date of extension exceeded the option price. The 10-K originally filed by the Company did not reflect this expense, therefore, the 1993 financial statements have been restated to reflect the compensation expense described above. This restatement resulted net of tax in a decrease in net income and net income per share of $280,500 and $.01 per share, respectively. Transfer of this option is limited by the agreement. As of December 31, 1995, no options had been exercised.

(9) ACQUISITION AND PROPOSED ACQUISITION AND MERGER

    On December 9, 1994, Citizens announced that it had signed definitive written agreements for the acquisition of (i) American Liberty Financial Corporation, a Baton Rouge, Louisiana based life insurance holding company and (ii) Insurance Investors & Holding Co., a Peoria, Illinois based life insurance holding company.

    The American Liberty agreement provided that following the acquisition by Citizens, American Liberty shareholders would receive 1.10 shares of Citizens' Class A Common Stock for each share of American Liberty Common Stock owned and 2.926 shares of Citizens' Class A Common Stock for each one share of American Liberty Preferred Stock owned. Citizens issued approximately 2.3 million Class A shares in connection with the transaction, which was accounted for as a purchase. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on the Citizens' system. The transaction was consummated on September 14, 1995.

    The Insurance Investors agreement provides that following the acquisition by Citizens, Investors' shareholders will receive one share of Citizens' Class A Common Stock for each eight shares of Investors Common Stock owned. Additionally, Citizens will acquire all shares of Central Investors Life Insurance Company, a subsidiary of Insurance Investors & Holding, not wholly-owned by Insurance Investors, based upon an exchange ratio of one share of Citizens' Class A common stock for each four shares of Central Investors owned. The transaction will involve issuance of approximately 170,000 of Citizens' Class A shares and will also be accounted for as a purchase. The transaction was consummated on March 12, 1996.

    The following unaudited pro-forma condensed balance sheet as of December 31, 1995 reflects the purchase of Insurance Investors by Citizens as if it occurred on December 31, 1995. The unaudited pro-forma condensed consolidated income statement for the twelve months ended December 31, 1995 reflects the purchase of Insurance Investors as if it occurred on January 1, 1995.

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

             PRO-FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                             (AMOUNTS IN THOUSANDS)

                      PRO-FORMA CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1995
                                  (UNAUDITED)


                            HISTORIC                        PURCHASE
                          CITIZENS INC.    HISTORICAL     ADJUSTMENTS
                              AND          INSURANCE          AND              PRO-FORMA
        ASSETS            SUBSIDIARIES     INVESTORS      ELIMINATIONS       CONSOLIDATED
        ------            ------------     ----------     ------------       ------------
Long term Investments       $126,937         2,279             10 (a)          129,226
Short term Investments         3,088                                             3,088
                            --------         -----            ---              -------
     Total Investments       130,025         2,279             10              132,314
Cash                           4,160            72                               4,232
Other receivables              1,219                                             1,219
Accrued investment
  income                       2,023            37                               2,060
Deferred policy
  acquisition costs           36,624            47            (47)(b)           36,624
Cost of insurance
  acquired                     7,523                          120 (c)            7,643
Other intangible assets        1,820                                             1,820
Excess of cost over net
  assets acquired             14,046                          477 (d)           14,523
Other assets                   8,046             6                               8,052
                            --------         -----            ---              -------
     Total Assets           $205,486         2,441            560              208,487
                            ========         =====            ===              =======

                               DECEMBER 31, 1995
                                  (UNAUDITED)


                            HISTORIC                        PURCHASE
                          CITIZENS INC.    HISTORICAL     ADJUSTMENTS
   LIABILITIES AND            AND          INSURANCE          AND              PRO-FORMA
STOCKHOLDERS' EQUITY      SUBSIDIARIES     INVESTORS      ELIMINATIONS       CONSOLIDATED
- --------------------      ------------     ----------     ------------       ------------
Future policy benefit
  reserves                  $123,327           735               148 (e)       124,210
Other policyholder
  liabilities                 10,299           354                              10,653
Other liabilities              3,986            59                               4,045
Notes payable                    773           319                               1,092
Deferred tax liability         2,273                                             2,373
Minority interest                 15            94               (94)(f)            15
                            --------         -----             -----           -------
      Total liabilities      140,773         1,560                56           142,389
Class A common stock          44,007           819             1,135 (f)        45,961
Class B common stock             283            47               (47)(f)           283
Additional Paid-in
  capital                          -           576              (576)(f)             -
Unrealized gain on
  investments                  1,268            15               (15)(f)         1,268
Retained earnings             21,217          (568)                             20,649
                             -------         -----             -----           -------
                              66,775           889               497            68,161
Treasury stock                (2,062)           (9)                9            (2,062)
                             -------         -----             -----           -------

      Total stockholders'
        equity                64,713           880               506            66,099
                             -------         -----             -----           -------
      Total liabilities
        and stockholders'
        equity              $205,486         2,441               560           208,487
                            ========         =====             =====           =======

    EXPLANATION OF BALANCE SHEET PRO-FORMA ADJUSTMENTS:

    (a) Adjustment necessary to record acquired fixed maturities at market value.

    (b) Deferred policy acquisition costs are reflected in the accompanying pro-forma financial statements as follows:


                  Historical Citizens       $36,624
                  Historical II                  47
                                                 --
                  Historical DAC             36,671
                  Reverse historical II         (47)
                                            -------
                  Net DAC                   $36,624
                                            =======

    (c) Reverse II policy acquisition costs at December 31, 1995 and establish cost of insurance acquired. Cost of insurance acquired represents the estimated present value of future profits in the acquired business. This amount was calculated as the difference between II's historical future policy benefit reserves and the estimated gross premium reserve at December 31, 1995. The gross premium reserve was estimated assuming a level interest yield of 7%. Life mortality was based on appropriate multiples of the 1965-70 Select and Ultimate and the Ultimate Intercompany Table and withdrawals based on Linton B and BB tables as deemed appropriate based on individual life plan experience. Accident and health morbidity was based on multiples of 1974 Cancer tables, Stroke/Heart Attack Indemnity Table, 1985 NAIC Cancer Tables and published claim costs and withdrawals based on Linton C and CC Tables as deemed appropriate based on individual health plan experience. Cost of insurance acquired is being amortized in proportion to the profit over the lives of the respective policies.

    Cost of insurance acquired is presented in the accompanying pro-forma financial statements as follows:


                  Historical Citizens                 $7,523
                  II cost of insurance capitalized       120
                                                      ------
                  Total                               $7,643
                                                      ======

     (d) Excess of cost over net assets acquired was calculated as follows:
     (in thousands)


     Acquisition of common stock                                    1,496
     Estimated fair value of net assets acquired                   (1,019)
                                                                   ------
     Excess of cost (purchase price) over net assets acquired         477
                                                                   ======

    (e) Revaluation of policy benefit reserves to reflect Company reserve assumptions with regard to interest rates, lapse rates and surrenders.

    (f) Eliminate II capital, minority interest, and retained earnings and record the cost of net assets acquired as increased capital of the Company due to the issuance of additional Class A common shares.

                 PRO-FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                  (UNAUDITED)


                                     HISTORICAL                              PURCHASE
                                    CITIZENS INC.        HISTORICAL         ADJUSTMENTS
                                        AND              INSURANCE              AND              PRO-FORMA
                                    SUBSIDIARIES         INVESTORS         ELIMINATIONS        CONSOLIDATED
                                    ------------        ----------         ------------        ------------
Revenues:
Premiums                              $ 46,244                 52                                  46,296
Net investment income                    7,027                126                                   7,153
Other                                     (141)                14                                    (128)
                                      --------                ---                                 -------
     Total revenues                     53,130                192                                  53,321
Benefits and Expenses
Policy benefits                         33,392                173                                  33,565
Commissions                             10,273                                                     10,273
Capitalization of DAC                  (10,580)                                                   (10,580)
Amortization of DAC                      8,512                  5               (5)(a)              8,512
Amortization of cost of insurance
  acquired                                 312                                   1 (b)                313
Amortization of other intangibles           46                                                         46
Amortization of excess of cost
  over net assets acquired                 321                                  23 (c)                344
Other expenses                           7,102                104                                   7,206
                                      --------                ---              ---                -------
    Total benefits and expenses         49,378                282               19                 49,679
                                      --------                ---              ---                -------
Income before taxes                   $  3,752                (90)             (19)                 3,642
                                      ========                ===              ===                =======
Net income per share                                                               (d)               0.20
                                                                                                     ====

    EXPLANATION OF STATEMENT OF OPERATIONS PRO-FORMA ADJUSTMENTS:

    (a) Amortization and capitalization of deferred policy acquisition costs are reflected in the accompanying pro-forma statement of operations as follows: (in thousands)


                                      CAPITALIZATION   AMORTIZATION
                                      ---------------  ------------
              Historical Citizens            (10,580)         8,512
              Historical II                        0              4
                                            --------         ------
                 Total Historical            (10,580)         8,516
              Reverse Historical II               (0)            (4)
                                            --------          -----
                 Net                         (10,580)         8,512
                                             =======          =====


    (b) Amortization of cost of insurance acquired is presented in the accompanying pro-forma statement of operations as follows:


              Historical Citizens                         $311,613
              Interest accrued @ 7%                            (22)
              Amortization of II cost of insurance             525
                                                          --------
                  Net Pro-forma adjustment                     503
                                                          --------
              Pro-forma amortization                      $312,116
                                                          ========

         Estimated amortization of cost of insurance acquired assuming a purchase date of January 1, 1995 is $503, $560, $621, $686, and $759 for each year, respectively, in the five year period ending December 31, 1999.

    (c) Excess of cost over net assets acquired is being amortized over a 20-year period. Such amortization, reflected in the accompanying pro-forma statement of operations is $23,000.

     (d) Calculated using estimated common shares outstanding of 17,839,047.

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

(11) INTERNATIONAL SALES

     A significant portion of the Company's business is derived through sales in Latin America. Approximately 66%, 77% and 87% of premiums recorded in the 1995, 1994, and 1993 consolidated statements of operations, respectively, represent policies sold to residents of Central and South America. Sales in Argentina and Columbia represented approximately 40% and 19% of reported premiums in 1995, 49% and 23% in 1994, and 43% and 23% in 1993,
     respectively. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars paid in the U.S.

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

(12) INCOME TAXES

     A reconciliation of Federal income tax expense computed by applying the Federal income tax rate of 35% in 1995 and 34% in 1994 and 1993 to income before Federal income tax expense for the years ended December 31, 1995, 1994 and 1993 follows:

                                                                                    1993
                                           1995                 1994            (AS RESTATED)
                                        -----------         -----------         ------------
Computed normal tax expense             $1,313,049           $1,960,743           $2,543,237
Small life insurance company deduction    (423,084)            (437,489)            (446,313)
Change in valuation allowance              (62,355)                   -                    -
Decrease in beginning of the year
 balance of the valuation allowance
 for deferred tax assets                         -                    -             (286,422)
Amortization of excess of costs over
 net assets acquired                       109,041               63,228               47,267
Other                                       64,705                5,850               95,946
                                        ----------           ----------           ----------
Federal income tax expense              $1,001,356           $1,592,332           $1,953,715
                                        ==========           ==========           ==========

    Income tax expense for the years ended December 31, 1995, 1994 and 1993 consists of:


                                                1993
                 1995            1994       (AS RESTATED)
             ----------      ----------     -------------
Current      $1,982,424      $1,975,527      $1,678,269
Deferred       (981,068)       (383,195)        275,446
             ----------      ----------      ----------
             $1,001,356      $1,592,332      $1,953,715
             ==========      ==========      ==========

    For the years ended December 31, 1995, 1994 and 1993, a valuation allowance of $62,355, $0, and $286,428, respectively, are included as a component of deferred income tax expense.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below.


                                               1995            1994
                                            -----------     ------------
Deferred tax assets:
  Future policy benefit reserves            $10,804,429      $ 9,930,982
  Net operating loss carryforwards              498,248           89,249
  Investments, available for sale                     -        1,528,927
  Other                                       1,007,634          418,240
                                            -----------      -----------
    Total gross deferred tax assets          12,310,311       11,967,398
    Less valuation allowance                    440,134                -
                                            -----------      -----------
    Net deferred tax assets                  11,870,177       11,967,398
                                            -----------      -----------
Deferred tax liabilities:
  Deferred policy acquisition costs           9,315,657        9,392,481
  Cost of insurance acquired                  2,557,761          772,434
     Investments available for sale             757,423                -
  Other                                       1,612,080          281,187
                                            -----------      -----------
    Total gross deferred tax liabilities     14,242,921       10,446,102
                                            -----------      -----------
    Net deferred tax asset (liability)      $(2,372,742)     $ 1,521,297
                                            ===========      ===========

    The Company and its subsidiaries have net operating losses at December 31, 1995 available to offset future taxable income of approximately $4,300,000 for Federal income tax and $227,000 for Federal alternative minimum tax purposes which expire through 2008. The net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code.

    At December 31, 1995, the Company had accumulated approximately $2,315,000 in its "policyholders' surplus account." This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated. No new additions will be made to this account. Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to the shareholder, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction. The Company does not anticipate any transactions that would cause any part of this amount to become taxable. However, should the balance at December 31, 1995 become taxable, the tax computed at present rates would be approximately $810,000.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following information relates to estimated fair values of the Company's financial instruments as of December 31, 1995.

    Fair values for fixed maturities and equity securities were obtained from the National Association of Insurance Commissioners' valuation designations, independent brokers, and published valuation guides. At December 31, 1995, the fair value of bonds are $9,997,219 and $11,196,459, respectively.

    Mortgage loans are secured principally by residential properties. Weighted average interest rate for these loans as of December 31, 1995, was approximately 9.4% with maturities ranging from one to fifteen years. Management believes that reported amounts approximate fair value.

    Student loans are guaranteed by the government. Weighted average interest rate for these loans as of December 31, 1995, was approximately 8.3%. Management believes that the reported amounts approximate fair value as these loans are sold as soon as possible.

    Policy loans have a weighted average interest rate of 7.6% as of December 31, 1995 and 1994 and have no specified maturity dates. The aggregate market value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies which the Company has in force and cannot be valued separately.

    For cash, certificates of deposit, short-term investments, accrued investment income, premiums and other considerations deferred and uncollected, amounts recoverable from reinsurers, other assets, federal income tax payable, dividends payable, and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table contains selected unaudited consolidated financial data for each quarter.


                                                             1995
                           --------------------------------------------------------------------------
                             FOURTH                THIRD               SECOND                FIRST
                             QUARTER              QUARTER              QUARTER              QUARTER
                           -----------          -----------          -----------          -----------
Revenues                   $16,115,722          $13,420,798          $12,872,679          $10,862,138
Expenses                    15,659,326           11,727,114           11,488,128           10,497,876
Other                          (61,739)             (31,757)             (19,262)             (28,407)
Net income                     564,449              901,266            1,017,773              272,883
Net income per share               .03                  .05                  .06                  .02

                                                             1994
                           --------------------------------------------------------------------------
                             FOURTH                THIRD               SECOND                FIRST
                             QUARTER              QUARTER              QUARTER              QUARTER
                           -----------          -----------          -----------          -----------
Revenues                   $13,752,088          $13,526,681          $12,114,056          $ 9,763,884
Expenses                    11,982,416           11,810,114           10,461,651            9,190,926
Other                        (160,527)               74,999             (358,273)             499,090
Net income                     878,741            1,447,695              929,361              918,761
Net income per share              0.03                 0.09                 0.06                 0.06

                                                             1993
                           --------------------------------------------------------------------------
                             FOURTH                THIRD               SECOND                FIRST
                             QUARTER              QUARTER              QUARTER              QUARTER
                           -----------          -----------          -----------          -----------
Revenues                   $13,568,969          $11,038,464          $ 9,725,014          $ 8,428,649
Expenses                    11,622,467            9,613,840            8,504,857            7,424,860
Other                          338,960            1,346,395              255,299               62,258
Net income                   1,649,289            1,631,497            1,336,178              909,429
Net income per share              0.10                 0.10                 0.08                 0.06

                                                                     SCHEDULE II

                        CITIZENS, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CITIZENS, INC. (PARENT COMPANY)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994



                                                    1995                1994
                                                 -----------         -----------
Assets
- ------
Investment in subsidiaries                        63,481,741          $33,125,422
Accrued investment income                             24,346               26,589
Real estate                                          287,979              442,148
Cash                                                 884,241              972,320
Notes receivable(1)                                  673,953              726,028
Other assets                                         680,502              642,040
                                                 -----------          -----------
                                                 $66,032,762          $35,934,547
                                                 ===========          ===========
Liabilities and Stockholders' Equity
- ------------------------------------
Liabilities:
  Notes payable                                  $   533,333          $   607,182
  Accrued expense and other                          786,439              271,992
                                                 -----------          -----------
                                                 $ 1,319,772          $   879,174
Stockholders' equity:
  Common stock:
    Class A                                      $44,007,339          $21,457,303
    Class B                                          283,262              283,262
  Retained earnings                               21,216,908           18,466,696
  Unrealized investment gain (loss) of
  securities held by subsidiaries, net             1,267,747           (2,970,597)
  Treasury stock                                  (2,062,266)          (2,181,291)
                                                 -----------          -----------
                                                  64,712,990           35,055,373
                                                 -----------          -----------
                                                 $66,032,762          $35,934,547
                                                 ===========          ===========

- ----------
(1) Eliminated in consolidation.




                 See accompanying independent auditor's report.

                        CITIZENS, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CITIZENS, INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                YEARS ENDED DECEMBER 31, 1995 AND 1994 AND 1993



                                                                                             1993
                                                    1995                1994             (AS RESTATED)
                                                ------------         -----------         -------------
Revenues:
  Management service fees (1)                   $ 8,068,030          $ 6,749,976          $ 5,316,157
  Investment income (1)                             118,103              131,933              161,036
  Other                                              11,551                7,691                  417
  Capital (gain) loss                                (1,573)            (147,691)                   -
                                                -----------          -----------          -----------
                                                  8,196,111            6,741,909            5,477,610
                                                -----------          -----------          -----------
Expenses:
  General                                         7,713,980          $ 6,189,677          $ 5,416,683
  Interest                                           42,113               20,583              106,403
  Taxes                                             327,815              263,917             (134,835)
                                                -----------          -----------          -----------
                                                $ 8,082,335          $ 6,326,486          $ 5,388,251
                                                -----------          -----------          -----------
Income (loss) before equity in income
  of unconsolidated subsidiaries                    115,349              563,114               89,359
Equity in income of unconsolidated
  subsidiaries                                    2,634,863            3,611,444            5,437,034
                                                -----------          -----------          -----------
      Net income                                $ 2,750,212          $ 4,174,558          $ 5,526,393
                                                ===========          ===========          ===========

- ----------
(1) Eliminated in consolidation.

                 See accompanying independent auditor's report.

                        CITIZENS, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CITIZENS, INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                                             1993
                                                    1995                1994             (AS RESTATED)
                                                ------------         -----------         -------------
Cash flows from operating activities:
  Net income                                    $ 2,750,212          $ 4,174,558          $ 5,526,393
  Adjustments to reconcile net loss to
  net cash used by operating activities:
    Realized gains on sales of investments                -              313,796                    -
    Depreciation                                          -               36,214               32,487
    Equity in net income of unconsolidated
      subsidiaries                               (3,871,812)          (3,784,819)          (5,420,150)
    Accrued expenses and other liabilities          512,568             (290,422)               1,504
    Amounts withheld as trustee                       1,879               53,549                    -
    Accrued investment income                         2,243                1,900                3,004
    Other, net                                        2,951             (243,866)             351,152
                                                -----------          -----------          -----------
      Net cash provided (used) by operating
        activities                                 (601,959)             260,910              494,390
                                                -----------          -----------          -----------
Cash flows from investing activities:
  Capital contribution to subsidiary                      -           (5,200,000)                   -
  Sale of equity securities                               -              174,761                    -
  Payments on notes receivable                       52,075               51,022               88,775
  Cash acquired in acquisition                            -                    -                    -
  (Purchase) sale of real estate                    154,169              216,168               17,387
                                                -----------          -----------          -----------
      Net cash provided (used) by investing
        activities                                  206,244           (4,758,049)             106,162
                                                -----------          -----------          -----------
Cash flows from financing activities:
  Sale of common stock, net                         381,485            5,371,959                    -
  Payment on notes payable                          (73,849)            (343,746)            (219,836)
      Net cash provided (used) by financing
        activities                                  307,636            5,028,213             (219,836)
                                                -----------          -----------          -----------
Net increase (decrease) in cash                     (88,079)             531,074              380,716
Cash at beginning of year                           972,320              441,246               60,530
                                                -----------          -----------          -----------
Cash at end of year                             $   884,241          $   972,320          $   441,246
                                                ===========          ===========          ===========

                 See accompanying independent auditor's report.

                                                                     SCHEDULE IV

                        CITIZENS, INC. AND SUBSIDIARIES

                                  REINSURANCE

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                  CEDED        ASSUMED                       PERCENTAGE
                                   GROSS         TO OTHER     FROM OTHER        NET          OF AMOUNT
                                   AMOUNT       COMPANIES     COMPANIES        AMOUNT      ASSUMED TO NET
                               --------------  ------------  ------------  --------------  --------------
Year ended December 31, 1995:
 Life insurance in force       $1,866,954,000  $290,677,000  $285,001,000  $1,861,278,000       15.3%
 Premiums
  Life insurance                   47,361,742     2,241,111       306,256      45,426,887        0.7%
  Accident and health
   insurance                          698,206             0             0         698,206         --
                               --------------  ------------  ------------  --------------
 Total premiums                $   48,059,948     2,241,111       306,256      46,125,093        0.7%
                               ==============  ============  ============  ==============
Year ended December 31, 1994:
 Life insurance in force       $1,759,915,000  $285,104,000  $384,794,000  $1,859,605,000       20.7%
 Premiums:
  Life insurance                   45,294,285     2,309,544       541,370      43,526,111        1.2%
  Accident and health
   insurance                          259,378           128             0         259,250         --
                               --------------  ------------  ------------  --------------
 Total premiums                $   45,553,663     2,309,672       541,370      43,785,361        1.2%
                               ==============  ============  ============= ==============
Year ended December 31, 1993:
 Life insurance in force       $1,567,840,000  $303,727,000  $462,775,000  $1,726,888,000       26.8%
 Premiums:
  Life insurance                   38,431,240     1,939,279     1,106,590      37,598,551        2.9%
  Accident and health
   insurance                          284,656           146             0         284,510         --
                               --------------  ------------  ------------  --------------
 Total premiums                $   38,715,896  $  1,939,425  $  1,106,590  $   37,883,061        2.9%
                               ==============  ============  ============  ==============

                 See accompanying independent auditor's report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                   CITIZENS, INC.



Date:  March 28, 1996              By  /s/ Mark A. Oliver
                                       -----------------------------------------
                                       Mark A. Oliver, Executive Vice President,
                                       Chief Financial Officer and Secretary/
                                       Treasurer

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



/s/ Randall H. Riley             /s/ Harold E. Riley
- -------------------------        -----------------------------------
Randall H. Riley, Director       Harold E. Riley, Chairman of the
                                 Board and Director


/s/ Ralph M. Smith               /s/ Joe R. Reneau
- -------------------------        -----------------------------------
Ralph M. Smith, Director         Joe R. Reneau, Director


/s/ Flay F. Baugh                /s/ Timothy T. Timmerman
- -------------------------        -----------------------------------
Flay F. Baugh, Director          Timothy T. Timmerman, Director


                                  /s/ Steve Shelton
- -------------------------        -----------------------------------
Rick D. Riley, Director          Steve Shelton, Director


/s/ T. Roby Dollar
- -------------------------
T. Roby Dollar, Director

                                      -77-

                               INDEX TO EXHIBITS




                 EXHIBIT                              PAGE
                --------                              ----
               Exhibit 21                              79
               Exhibit 23                              80
               Exhibit 27                              81