Form 10-Q
period 1996-03-31
CITIZENS INC
filed 1996-05-15
CIK 24090

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

[X]Quarterly  Report  Pursuant to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934

For the period ended     March 31, 1996

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

      As  of March 31, 1996, Registrant had 19,530,864 shares  of
Class  A  common  stock,  No Par Value, outstanding  and  621,049 shares of Class B common stock, No Par Value, outstanding.



                 CITIZENS, INC. AND SUBSIDIARIES

                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1. Financial Statements

                Balance   sheets,   March   31,   1996 (Unaudited)   3
                 and December 31, 1995

                Statements of Operations, Three-Months
                 Ended March 31, 1996
                 and 1995 (Unaudited)                 5

                Statements of Cash Flows, Three-Months
                 Ended March 31, 1996
                 and 1995 (Unaudited)                 6

                Notes to Financial Statements          8

        Item 2. Management's Discussion and Analysis
                 of Financial Conditions and Results
                 of Operations                        9

Part    Other Information                              15
II.

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              March 31, 1996 and December 31, 1995


                                       (Unaudited)
                                        March 31,      December
                                          1996            31,
                                                         1995
Assets

Investments:

Fixed maturities held for investment,
at amortzed cost (market              $5,634,403       $5,636,785
     $5,593,000 in 1996 and
      $5,700,000 in 1995)
Fixed maturities available for sale,
at lower of cost or market (cost      99,840,536       99,464,551
     $101,596,068 in
    1996 and $97,515,359 in 1995
Equity securities, at market (cost
$89,580 in 1996 and $23,329 in 1995)      66,252               0
Mortgage loans on real estate (net of
reserve                                1,841,643       1,910,608
    of $145,080 in 1996 and 1995)
Policy loans                          19,658,449      18,911,275
Guaranteed student loans (net of
reserve of $10,000 in 1996 and 1995)     306,749         333,387
Other long-term investments              671,890         679,436
Short-term investments                   200,000       3,088,697
Total investments                    128,219,922     130,024,739

Cash                                   2,992,452       4,160,156
Prepaid reinsurance                    1,747,763       0
Reinsurance recoverable                1,690,246       1,857,900
Other receivables                        802,341       1,219,107
Accrued investment income              1,731,577       2,022,809
Deferred policy acquisition costs     36,733,110      36,624,448
Cost of insurance acquired             7,368,810       7,522,827
Excess of cost over net assets        15,787,113      14,045,848
acquired
Property, plant and equipment          5,721,981       5,546,075
Other assets                             616,860         642,013
Total assets                        $204,685,825   $ 205,486,247


                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              March 31, 1996 and December 31, 1995


                                       (Unaudited)
                                        March 31,      December
                                          1996            31,
                                                         1995
Liabilities and Stockholders' Equity

Liabilities:
Future policy benefit reserves         $126,407,054    $123,327,377
Dividend accumulations                    3,878,904       3,602,706
Premium deposits                          1,621,352       1,553,414
Policy claims payable                     2,823,355       3,197,291
Other policyholders' funds                1,918,535       1,945,332

Total policy liabilities                136,649,200     133,626,120

Other liabilities                         1,260,755       2,001,320
Commissions payable                         713,200         692,578
Notes payable                               735,814         772,834
Deferred Federal income tax                 787,902       2,372,742
Federal income tax payable                        0       1,025,106
Minority interest                            14,954          14,954
Amounts held on deposit                     204,232         267,603
Total liabilities                       140,426,058     140,773,257
Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 21,609,411 shares
issued in 1996 and 19,178,515 in
1995, including shares in treasury
of 2,078,547 in 1996 and 2,198,175       45,695,198      44,007,339
in 1995
Class B, no par value, 1,000,000
shares authorized, 621,049 shares           283,262         283,262
 issued and outstanding in 1996 and 1995
Unrealized loss on investments           (1,358,334)      1,267,747
Retained earnings                        21,701,907      21,216,908
                                         66,322,037      66,775,256
Treasury stock, at cost                  (2,062,266)     (2,062,266)
Total stockholders' equity               64,259,767      64,712,990
Commitments and contingencies
Total liabilities and stockholders'    $204,685,825    $205,486,247
equity


         CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
           Three-Months Ended March 31, 1996 and 1995

                           (Unaudited)

                                         Three-months ended March
                                                  31,

                                          1996           1995
Revenues:
Premiums                               $11,521,303      $9,273,129
Annuity and Universal life                  95,148          85,072
considerations
Net investment income                    2,078,688       1,503,937
                                        13,695,140      10,862,138

Other income and expenses:
Other income                                12,635          19,762
Realized gains (losses) on                  (8,928)        (31,017)
investments
Interest expense                           (28,150)        (17,152)
                                           (24,443)        (28,407)
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit        2,230,975       2,398,644
reserves
Policyholders' dividends                   450,241         455,565
Claims and surrenders                    5,529,339       4,314,556
Annuity expenses                           230,449          82,950
                                         8,441,003       7,251,715

Commissions                              2,643,086       2,464,168
Underwriting, acquisition and            1,458,497       1,342,986
insurance expenses
Capitalization of deferred policy       (2,489,597)     (2,543,469)
acquisition costs
Amortization of deferred policy          2,380,935       1,889,997
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net       501,928          92,479
assets acquired
                                        12,935,852      10,497,876

Income before federal income tax          $734,845        $335,855

Federal income tax:
Federal income tax expense                 249,848          62,972
Net Income                                $484,997        $272,883

Per Share Amounts:
Net income per share of common stock         $0.03           $0.02
Weighted average shares outstanding     19,602,887      16,980,340


                 CITIZENS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three-Months Ended March 31, 1996 and 1995

                           (Unaudited)

                                         Three-months ended March
                                                  31,

                                          1996           1995
Cash flows from operating
activities:
Net gain                                 $484,997        $272,883
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                 291,232         294,733
Deferred policy acquisition costs        (108,662)       (653,472)
Amortization of cost of insurance
 acquired and excess cost over            501,928          92,479
 net assets acquired
Prepaid reinsurance                    (1,747,763)     (1,737,919)
Reinsurance recoverable                   167,654         (31,635)
Other receivables                         416,766         162,153
Property, plant and equipment            (175,906)        102,024
Future policy benefit reserves          3,079,677       2,398,644
Other policy liabilities                  (56,597)        279,858
Commissions payable and other          (2,304,783)       (595,590)
liabilities
Amounts paid out as trustee               (63,371)        (73,305)
Federal income tax payable             (1,025,106)     (1,066,004)
Other, net                               (739,506)     (1,275,915)
Net cash provided (used) by operating
activities                             (1,279,440)     (1,831,066)

Cash flows from investing
activities:
Maturity of fixed maturities              2,088,037       3,899,533
Sale of fixed maturities available for    9,921,092       7,444,040
sale
Purchase of fixed maturities available  (14,321,294)     (9,305,209)
for sale
Principal payments on mortgage loans         68,965          56,987
Net change in guaranteed student loans       26,638         (39,052)
Purchase of other long-term                       0         (50,771)
investments
Cash from merger                             78,436               0
Increase in policy loans (net)             (747,174)       (463,905)
          Net cash provided (used)
            by
            investing activities         (2,885,300)       1,541,623



                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three-Months Ended March 31, 1996 and 1995

                           (Unaudited)

                                         Three-months ended March
                                                  31,

                                          1996           1995
Cash     flows    from     financing
activities:
Sale of stock                              145,359               0
Repayment of note payable                  (37,020)        (17,701)
Net cash provided (used) by financing
activities                                 108,339         (17,701)

Net decrease in cash and short-
    term investments                    (4,056,401)       (307,144)
Cash and short term investments at
beginning                                7,248,853        4,259,887
    of period
Cash and short term investments at end  $3,192,452       $3,952,743
of period

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1996

                           (Unaudited)

(1)  Financial Statements

       The balance sheet for March 31, 1996, the statements of operations for the three-month periods ended March 31, 1996 and 1995, and the statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31,1996 and for comparative periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

(2)  Merger and Exchange

       On December 9, 1995, Citizens announced that it had signed definitive written agreements for the acquisition of Insurance Investors & Holding Co., a Peoria, Illinois based life insurance holding company. The agreement provided that following the acquisition by Citizens, Investors' shareholders will receive one share of
       Citizens' Class A Common Stock for each eight shares of Investors Common Stock owned. Additionally, Citizens will acquire all shares of Central Investors Life Insurance Company, a subsidiary of Insurance Investors & Holding, not wholly-owned by Insurance Investors, based upon an exchange ratio of one share of Citizens' Class A common stock for each four shares of Central Investors owned. Following approval by the Illinois Department of Insurance and the stockholders of Investors and Central, closing occurred on March 12, 1996. The transaction involved issuance of approximately 171,000 of Citizens' Class A shares and was accounted for as a purchase.


                             ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATIONS


Three-months ended March 31, 1996 and 1995

Net income for the three-months ended March 31, 1996 was up 77.8% to $484,997 from $272,833 for the same period in 1995. Revenues increased to $13,695,1409,763,884, an increase of 26.1% over the first three months of 1995 when revenues were $10,862,138. The increase in revenues, which offset higher operating expenses and surrender activity, accounts for the higher earnings in 1996. Operating income (income before capital gains and federal income taxes) was $743,773 for the first quarter of 1996 compared to $366,872 for the same period in 1995, an increase of 102.7%.

Premium income for the first three months of 1996 was $11,521,303 compared to $9,273,129 for the same period in 1995. This 24.2 % increase is the result of the acquisition of American Liberty Financial Corporation ("ALFC") in 1995. ALFC contributed $1.9 million towards the first quarter premium income in 1996. Production of new premiums by the agents of Citizens Insurance Company of America ("CICA") was slightly lower during the first quarter of 1996 than in the previous year. Management introduced a new line of products and an enhanced marketing self-promotion plan during April of 1996 as part of a re-emphasis of new production. During the past two years, management had not promoted new sales and recruiting so as to emphasize the growth of capital through a Reg. S offering of stock and the profitability of CICA on a statutory accounting basis. These new programs will, in the opinion of management, have considerable impact on new production once they are assimilated by the marketing force. New submitted annualized premiums in April 1996 were a record $1.02 million.

Net investment income increased 38.2% in the first three months of 1996 compared to the same period in 1995. Net investment income for the three months ended March 31, 1996 was $2,078,688 compared to $1,503,937 in 1994. This increase reflects the earnings on the growth in the Company's asset base that is occurring, as well as the higher yields that have been available in the bond market during the past year. Overall investment return has been hampered because the growth in the Company's asset base has occurred during a period of relatively low investment returns.

Claims and surrenders expense increased from $4,314,556 at March 31, 1995 to $5,529,339 for the same period in 1996. Death claims decreased slightly from $852,512 in 1995 to $804,901 in 1996. Management is pleased with the lack of increase in this area since the Company's block of business has grown dramatically in recent years without corresponding increases in claims. Additionally, the 1996 results include approximately $400,000 of claims related to the ALFC block of business. Surrender expense increased from $2,294,804 to $2,997,205. Management constantly monitors this activity to insure that the Company's persistency is holding at levels equal to or above assumptions. Coupons and endowments increased to $1,074,425 in 1996 from $992,785 in 1995. The endowment benefits are factored into the premium much like dividends and therefor, the increase does not pose a threat to future profitability. Management expects to see further increases in this category in the future. Accident and Health benefits were $457,917 in 1996, compared to $11,749 in 1995. This increase is directly related to the ALFC block of business which consists of a large block of scheduled benefit daily indemnity policies. The remaining components of claims and expenses, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $194,891 in 1996, compared to $162,706 in 1995.

Commission expense increased to $2,643,086 from $2,464,168. This increase relates to the addition of ALFC which increased such expenses by $397,279. Deferred policy acquisition costs capitalized in 1995 were $2,489,597 compared to $2,543,469 in the prior year. The decline is related to the relatively flat level of new sales during the quarter. Amortization of these costs was $1,889,997 for the first quarter of 1995 compared to $2,380,935 for 1996. The increase in amortization relates to the larger block of capitalized costs being written off.

Underwriting, acquisition and insurance expenses increased from $1,342,986 in the first quarter of 1995 to $1,458,497. The increase is primarily attributable to the absorption of the operating expenses of ALFC until its operations and business can be converted and commingled with that of the Company's other subsidiaries, which management expects to achieve during the third quarter of 1996. Approximately $644,000 of the expenses for the first quarter of 1996 are related to ALFC's operations. Management expects to achieve considerable reduction of these expenses beginning in the third quarter.

Liquidity and Capital Resources

Stockholders' equity declined to $64,259,767 from $64,712,990 at December 31, 1995. The earnings achieved in 1996, as well as a $1.6 million increase from the acquisition of Insurance Investors & Holding Co. for shares of the Company's stock were offset by a decline in the market value of the Company's available for sale fixed maturity portfolio as a result of a dramatic decline in bond prices during the quarter.

On October 27, 1994, Citizens completed the offering of 916,375 shares of its Class A Common Stock under an exemption from registration under the Securities Act of 1933. The offering was made under Regulation S, which permits shares offered outside of the United States to non-United Stated persons pursuant to its guidelines may be resold in the United States by persons who are not an issuer, underwriter or dealer following a certain period after the close of the offering period. The offering price was $7.00 per share. The closing market price of the Class A common shares on the date of the offering commencement was $7.75 per share (as reported by the American Stock Exchange). The Company sold 916,375 shares, generating gross proceeds of more than $6.4 million, and net proceeds of approximately $5.4 million. Management was pleased with the amount of capital generated through the offering; however, it believes that the offering period was too short in light of the manner in which business is typically transacted overseas. Because of the success of the offering in the limited time period, a second offering was initiated in May 1995. As of December 31, 1995, approximately 95,500 shares had been purchased through the second Reg. S offering, resulting in a net increase to capital of $638,980. At March 31, 1996, a total of 117,650 shares had been sold, for a net of $784,339.

Invested assets declined to $128,219,922 in 1996 from $130,024,739 at December 31, 1995 primarily as the result of a decline in the value of the Company's available for sale bond portfolio. At March 31, 1996 and December 31, 1995, fixed maturities have been categorized into two classifications: Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available for sale which are valued at market. The Company does not have a plan to make material dispositions of fixed maturities during 1996; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out sales during 1996. Fixed maturities held to maturity, amounting to $5,634,403 at March 31, 1996 and $5,636,785 at December 31, 1995 consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

The Company's mortgage loan portfolio, which constitutes 1.4% of invested assets at March 31, 1996 and 1.5% at December 31, 1995, has historically been composed of small residential loans in Texas. At March 31, 1996 and December 31, 1995, one mortgage loan was in default with a principal balance of approximately $92,000. During 1995, the loan to an affiliate described below was foreclosed. Management believes that in the event of foreclosure there is more than adequate collateralization on both loans to avoid exposure to loss. Management has established a reserve of $145,080 (approximately 7.5% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio.

Policy loans comprise 15.3% of invested assets at March 31, 1996 and 14.5% at December 31, 1995. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, Texas Commerce Bank Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at December 31, 1995. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. At March 31, 1996, management does not believe the Company is at risk for such a loss. During 1996, the Company intends to utilize short-term Treasury Bills and highly-rated commercial paper as cash management tools to minimize excess cash balances and enhance return.

In February 1992, the Company paid cash for an 80,000 square foot office building in Austin, Texas to serve as its primary office. This building will, in the opinion of management, provide adequate space for the Company's operations for many years. Renovation and remodeling of the property began in the third quarter of 1992 and the Company relocated to the building in September 1993. The Company occupies approximately 30,000 square feet of space in the building. The Company's former office property, consisting of approximately 13,000 square feet in Austin, with a carrying value of $158,000 was leased to a third party on a triple-net basis for three years during 1995.

CICA owned 1,955,457 shares of Citizens Class A common stock at march 31, 1996 and December 31, 1995. For statutory accounting purposes, CICA received written approval from the Colorado Insurance Department to carry its investment in Citizens at 50% of the fair market value limited to 8% of admitted assets ($8,678,000), which differs from prescribed statutory accounting practices. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of December 31, 1995, that permitted transaction increased statutory surplus by $4,077,000 over what it would have been had prescribed accounting practice been followed. In the Citizens' consolidated financial statements, this stock is shown as treasury stock. During 1995, Citizens re-acquired 115,943 of these shares and retired them.

CICA had outstanding at March 31, 1996 and December 31, 1995, a $533,000 surplus debenture payable to Citizens. For statutory accounting purposes, this debenture is a component of surplus, while for GAAP it is eliminated in consolidation. Citizens has recognized a liability for its related obligation to a bank in a like amount.

The NAICNational Association of Insurance Commissioners ("NAIC") has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by insurance regulators begins. At December 31, 1995 and 1994, CICA's ratios were 700.6% and 560.6%, respectively, well above minimum levels. ALLIC's ratios were 939.6% and 1,000.8%, respectively, also well above minimum levels.

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

Item 3.   Defaults upon Senior Securities

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

       None.

Item 5.   Other Information

       The Annual meeting of stockholders will be held on Tuesday, June 4, 1996, at 10:00 a.m. at the Company's executive offices. The record date for the meeting was April 17, 1996.



Item 6.   Exhibits and Reports on Form 8-K

          None.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CITIZENS, INC.



                                By:/s/ Mark A. Oliver_____
                                   Mark A. Oliver, FLMI
                                   Executive Vice President
                                   Secretary / Treasurer
                                   Chief Financial Officer

Date:    May 15, 1995May 14,1996