Form 10-Q/A
period 1996-03-31
CITIZENS INC
filed 1996-05-24
CIK 24090

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q/A

[X]Quarterly  Report  Pursuant to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934

For the period ended     March 31, 1996

                               or

[  ]Transition  Report Pursuant to Section 13  or  15(d)  of  the
   Securities Exchange Act of 1934

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

                 CITIZENS, INC. AND SUBSIDIARIES

                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1. Financial Statements

                Balance   sheets,   March   31,   1996
                 (Unaudited) and December 31, 1995    3

                Statements of Operations, Three-Months
                 Ended   March  31,  1996  and   1995
                 (Unaudited)                          5

                Statements of Cash Flows, Three-Months
                 Ended   March  31,  1996  and   1995
                 (Unaudited)                          6

                Notes to Financial Statements          8

        Item 2. Management's Discussion and Analysis
                 of Financial Conditions and Results
                 of Operations                        90

Part    Other Information                              1517
II.

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              March 31, 1996 and December 31, 1995


                                      (Unaudited)
                                       March 31,     December 31,
                                          1996           1995
Assets

Investments:

Fixed maturities held for investment,
at amortized cost (market $5,593,000
in 1996 and $5,700,000 in 1995)       $5,634,403      $
                                                    5,636,785
Fixed maturities available for sale,
at lower of cost or market (cost
$101,596,068 in 1996 and $97,515,359  99,840,536      99,464,551
in 1995
Equity securities, at market (cost
$89,580 in 1996 and $23,329 in 1995)  66,252          0
Mortgage loans on real estate (net of
reserve of $145,080 in 1996 and       1,841,643       1,910,608
1995)
Policy loans                             19,658,449       18,911,275
Guaranteed student loans (net of
reserve of $10,000 in 1996 and 1995)  306,749         333,387
Other long-term investments              671,890          679,436
Short-term investments                     200,000          3,088,697
Total investments                      128,219,922      130,024,739

Cash                                     2,992,452        4,160,156
Prepaid reinsurance                      1,747,763        0
Reinsurance recoverable                  1,690,246        1,857,900
Other receivables                        802,341          1,219,107
Accrued investment income                1,731,577        2,022,809
Deferred policy acquisition costs        36,733,110       36,624,448
Cost of insurance acquired               7,368,810        7,522,827
Excess of cost over net assets           15,287,113       14,045,848
acquired
Other intangible assets                  1,773,650        1,820,325
Property, plant and equipment            5,721,981        5,546,075
Other assets                               616,860          642,013

Total assets                           204,685,825      $205,486,247


                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              March 31, 1996 and December 31, 1995


                                       (Unaudited)
                                        March 31,      December
                                          1996            31,
                                                         1995
Liabilities and Stockholders' Equity

Liabilities:
Future policy benefit reserves            126,407,054     123,327,377
Dividend accumulations                    3,878,904       3,602,706
Premium deposits                          1,621,352       1,553,414
Policy claims payable                     2,823,355       3,197,291
Other policyholders' funds                1,918,535       1,945,332

Total policy liabilities                136,649,200     133,626,120

Other liabilities                         1,260,756       2,001,320
Commissions payable                       773,200         692,578
Notes payable                             735,814         772,834
Deferred Federal income tax               787,902         2,372,742
Federal income tax payable                0               1,025,106
Minority interest                         14,954             14,954
Amounts held on deposit                     204,232         267,603
Total liabilities                       140,426,058     140,773,257

Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 21,609,411 shares
issued in 1996 and 19,178,515 in
1995, including shares in treasury
of 2,078,547 in 1996 and 2,198,175     45,695,198      44,007,339
in 1995
Class B, no par value, 1,000,000
shares
       authorized, 621,049 shares      283,262         283,262
       issued and outstanding in
       1996 and 1995
Unrealized loss on investments            (1,358,334)     1,267,747
Retained earnings                         21,701,907      21,216,908
                                          66,322,033      66,775,256
Treasury stock, at cost                   (2,062,266)     (2,062,266)
Total stockholders' equity              64,259,767      64,712,990
Commitments and contingencies
Total liabilities and stockholders'       204,685,825     205,486,247
equity
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
           Three-Months Ended March 31, 1996 and 1995

                           (Unaudited)

                                         Three-months ended March
                                                  31,

                                          1996           1995
Revenues:
Premiums                                $11,521,304     $9,273,129
Annuity    and    Universal     life    95,148          85,072
considerations
Net investment income                    2,078,688       1,503,937
                                        13,695,140      10,862,138
Other income and expenses:
Other income                            12,635          19,762
Realized    gains    (losses)     on    (8,928)         (31,017)
investments
Interest expense                         (28,150)        (17,152)
                                        (24,443)        (28,407)
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit       2,230,975       2,398,644
reserves
Policyholders' dividends                450,241         455,565
Claims and surrenders                   5,529,339       4,314,556
Annuity expenses                          230,448          82,950
                                        8,441,003       7,251,715

Commissions                             2,643,086       2,464,168
Underwriting, acquisition and             1,458,497       1,342,986
insurance expenses
Capitalization of deferred policy         (2,489,597)     (2,543,469)
acquisition costs
Amortization of deferred policy           2,380,935       1,889,997
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net     501,928          92,479
assets acquired
                                        12,935,852      10,497,876

Income before federal income tax         $734,845        $335,855

Federal income tax:
Federal income tax expense                249,848          62,972
Net Income                               $484,997        $272,883

Per Share Amounts:
Net income per share of common stock      $0.03          $0.02
Weighted average shares outstanding    19,602,887     16,980,340


                 CITIZENS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three-Months Ended March 31, 1996 and 1995

                           (Unaudited)

                                      Three-months ended March 31,

                                         1996            1995
Cash flows from operating
activities:
Net gain                                 $ 484,997       $272,883
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income               291,232           294,733
Deferred policy acquisition costs       (108,662)         (653,472)
Amortization of cost of insurance
acquired and excess cost over net
assets acquired                      501,928           92,479
Prepaid reinsurance                     (1,747,763)       (1,737,919)
Reinsurance recoverable                 167,654           (31,635)
Other receivables                       416,766           162,153
Property, plant and equipment           (175,906)         102,024
Future policy benefit reserves          3,079,677         2,398,644
Other policy liabilities                (56,597)          279,858
Commissions payable and other           (2,304,783)       (595,590)
liabilities
Amounts paid out as trustee             (63,371)          (73,305)
Federal income tax payable              (1,025,106)       (1,066,004)
Other, net                               (739,506)        (1,275,915)
Net cash provided (used) by operating
activities                           (1,279,440)       (1,831,066)

Cash flows from investing
activities:
Maturity of fixed maturities            2,088,037          3,899,533
Sale of fixed maturities available for  9,921,092          7,444,040
sale
Purchase of fixed maturities available  (14,321,294)       (9,305,209)
for sale
Principal payments on mortgage loans    68,965             56,987
Net change in guaranteed student loans  26,638             (39,052)
Purchase of other long-term             0                  (50,771)
investments
Cash from merger                        78,436             0
Increase in policy loans (net)           (747,174)        (463,905)

          Net cash provided (used)
            by investing activities  (2,885,300)       1,541,623



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

Date:    May 15, 1995May 24,1996