Form 10-Q
period 1996-06-30
CITIZENS INC
filed 1996-08-14
CIK 24090

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q
                                1
[X]Quarterly  Report  Pursuant to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934

For the period ended     June 30, 1996

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   [X] Yes   [   ] No
      As of June 30, 1996, Registrant had 19,530,864 shares of Class A common stock, No Par Value, outstanding.
                 CITIZENS, INC. AND SUBSIDIARIES

                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1. Financial Statements

                Balance   sheets,   June   30,    1996
                 (unaudited)    and December 30, 1995 3

                Statements of Operations, Three-Months
                 Ended   June  30,  1996   and   1995
                 (Unaudited)                          5

                Statements of Operations, Six-Months
                 Ended   June  30,  1996   and   1995
                 (Unaudited)                          6

               Statements of Cash Flows, Three-Months
                 Ended   June  30,  1996   and   1995
                 (Unaudited)                          7

                Statements of Cash Flows, Six-Months
                 Ended   June  30,  1996   and   1995
                 (Unaudited)                          8

               Notes to Financial Statements          9

        Item 2. Management's Discussion and Analysis
                 of Financial Conditions and Results
                 of Operations                        150

Part    Other Information                              2217
II.

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               June 30, 1996 and December 31, 1995
                                       (Unaudited)
                                        June 30,       December
                                          1996            31,
                                                         1995
Assets

Investments:

Fixed maturities held for investment,
at
    amortized cost (market             $5,632,020      $ 5,636,785
     $5,050,000 in 1996 and
     $5,700,000 in 1995)
Fixed maturities available for sale,
at lower
    of cost or market (cost            100,077,327     99,464,551
     $100,148,327 in
    1996 and $97,515,359 in 1995)
Equity securities, at market (cost
$89,580 in 1996 and $23,329 in 1995)   66,252              -
Mortgage loans on real estate (net of
reserve                                1,746,139       1,910,608
    of $145,080 in 1996 and 1995)
Policy loans                              19,858,625      18,911,275
Guaranteed student loans (net of
reserve of $10,000 in 1996 and 1995)   247,879         333,387
Other long-term investments               641,945         679,436
Short-term investments                    2,700,000       3,088,697
Total investments                       130,970,187     130,024,739

Cash                                      4,945,522       4,160,156
Prepaid reinsurance                       1,165,126       -
Reinsurance recoverable                   1,939,580       1,857,900
Other receivables                         735,030         1,219,107
Accrued investment income                 1,919,188       2,022,809
Deferred policy acquisition costs         36,850,859      36,624,448
Cost of insurance acquired                7,332,374       7,522,827
Other intangible assets                   1,726,975       1,820,325
Excess of cost over net assets            15,105,877      14,045,848
acquired
Property, plant and equipment             5,696,169       5,546,075
Other assets                                566,317         642,013

Total assets                            208,953,204     205,486,247

                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               June 30, 1996 and December 31, 1995

                                       (Unaudited)
                                        June 30,       December
                                          1996            31,
                                                         1995
Liabilities and Stockholders' Equity

Liabilities:
Future policy benefit reserves            128,184,641     123,327,377
Dividend accumulations                    3,929,960       3,602,706
Premium deposits                          2,415,139       1,553,414
Policy claims payable                     3,500,148       3,197,291
Other policyholders' funds                2,029,117       1,945,332

Total policy liabilities                140,059,005     133,626,120

Other liabilities                         1,290,976       2,001,320
Commissions payable                       660,936         692,578
Notes payable                             549,100         772,834
Federal income tax payable                0               1,025,106
Deferred Federal income taxes               446,474       2,372,742
Minority interest                            14,954          14,954
Amounts held on deposit                     243,920         267,603
Total liabilities                       143,265,365     140,773,257

Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 21,069,411 shares
issued in 1996 and 19,178,515 in
1995, including shares in treasury     45,630,333      44,007,339
of 2,078,547 in 1996 and 2,198,175
in 1995
Class B, no par value, 1,000,000
shares
       authorized, 621,049 shares      283,262         283,262
       issued and
       outstanding in 1996 and 1995
Unrealized gain (loss) on investments     (46,860)        1,267,747
Retained earnings                         21,883,370      21,216,908
                                          67,750,105      66,775,256
Treasury stock, at cost                   (2,062,266)     (2,062,266)
Total stockholders' equity              65,687,839      64,712,990

Commitments and contingencies

Total liabilities and stockholders'       208,953,204     205,486,247
equity
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
            Three-Months Ended June 30, 1996 and 1995

                           (Unaudited)

                                         Three-months ended June
                                                  30,

                                          1996           1995
Revenues:
Premiums                                $13,160,847     $11,232,524
Annuity    and    Universal     Life    (1,913)         19,838
considerations
Net investment income                    2,325,855       1,620,317
                                        15,484,789      12,872,679

Other income and expenses:
Other income                            23,443          (9,621)
Realized    gains    (losses)     on    21,637          675
investments
Interest expense                            (754)        (10,316)
                                        44,326          (19,262)
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit       1,777,647       2,561,199
reserves
Policyholders' dividends                653,920         657,842
Claims and surrenders                   6,434,222       4,679,258
Annuity expenses                          198,227         136,127
                                        9,064,016       8,034,426

Commissions                             2,805,821       2,786,833
Underwriting, acquisition and             2,942,778       1,556,499
insurance expenses
Capitalization of deferred policy         (2,477,772)     (2,954,508)
acquisition costs
Amortization of deferred policy           2,360,023       1,980,806
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net     264,347          84,072
assets acquired
                                        14,959,213      11,488,128

Income before federal income tax         $569,902       $1,365,289

Federal income tax:
Federal income tax expense                388,436         347,516
Net Income                               $181,466       $1,017,373

Per Share Amounts:
Net income per share of common stock      $0.01          $0.06


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
             Six-Months Ended June 30, 1996 and 1995

                           (Unaudited)

                                        Six-months ended June 30,

                                          1996           1995
Revenues:
Premiums                                $24,682,151     $20,505,653
Annuity    and    Universal     Life    93,235          104,910
considerations
Net investment income                    4,404,543       3,124,254
                                        29,179,929      23,734,817

Other income and expenses:
Other income                            36,078          10,141
Realized    gains    (losses)     on    12,709          (30,342)
investments
Interest expense                         (28,904)        (27,468)
                                        19,883          (47,669)
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit       4,008,622       4,959,843
reserves
Policyholders' dividends                1,104,161       1,113,407
Claims and surrenders                   11,963,561      8,993,814
Annuity expenses                        428,675         219,077
                                        17,505,019      15,286,141

Commissions                             5,448,907       5,251,001
Underwriting, acquisition and             4,401,275       2,899,485
insurance expenses
Capitalization of deferred policy         (4,967,369)     (5,497,977)
acquisition costs
Amortization of deferred policy           4,740,958       3,870,803
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net     766,275         176,551
assets acquired
                                        27,895,065      21,986,004

Income before federal income tax        $1,304,747      $1,701,144
Federal income tax:
Federal income tax expense                638,284         410,488
Net Income                               $666,463       $1,290,256

Per Share Amounts:
Net income per share of common stock      $0.04          $0.07

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six-Months Ended June 30, 1996 and 1995

                           (Unaudited)

                                       Six-months ended June 30,


                                         1996            1995
Cash flows from operating
activities:
Net gain                                 $666,463        $1,290,256
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income               103,621          (302,193)
Deferred policy acquisition costs       (226,411)        (1,627,174)
Amortization of cost of insurance
         acquired ,excess cost over
         net assets acquired and
          other intangibles          766,275          176,551
Prepaid reinsurance                     (1,165,126)      (1,208,853)
Reinsurance recoverable                 (81,680)         (11,573)
Other receivables                       484,077          177,201
Property, plant and equipment           (150,094)        (646,370)
Future policy benefit reserves          4,008,622        4,959,843
Other policy liabilities                1,575,621        172,707
Commissions payable and other           (741,986)        (287,420)
liabilities
Amounts paid out as trustee             (23,683)         (40,162)
Deferred Federal income tax             (1,926,268)      1,128,059
Federal income tax payable              (1,025,106)      (852,331)
Other, net                               (304,666)       (242,526)
Net cash provided (used) by operating
activities                            1,959,659       2,686,015

Cash flows from investing
activities:
Maturity of fixed maturities            3,313,624         5,961,546
Sale of fixed maturities available for  12,171,911        22,718,636
sale
Purchase of fixed maturities available  (16,388,704)      (22,565,386)
for sale
Net change in mortgage loans            164,469           384,336
Net change in guaranteed student loans  85,508            39,014
Cash from merger                        78,436            0
Change in other long-term investments   37,491            314,488
Increase in policy loans (net)           (947,350)        (1,111,027)

          Net cash provided (used)
            by
            investing activities     (1,484,615)      5,741,607

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six-Months Ended June 30, 1996 and 1995

                           (Unaudited)

                                        Six-months ended June 30,

                                           1996           1995
Cash     flows    from     financing
activities:
Borrowed funds                            0               175,000
Repayment of note payable                 (223,734)       (93,450)
Sale of stock                             145,359         0
Net cash provided (used) by financing     (78,375)        81,460
activities

Net increase in cash and short-
    term investments                   396,669         8,509,082
Cash and short term investments at
beginning                               7,248,853       4,259,887
    of period
Cash and short term investments at end     $7,645,522     $12,768,969
of period



                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three-Months Ended June 30, 1996 and 1995

                           (Unaudited)
                                         Three-months ended June
                                                  30,

                                          1996           1995
Cash flows from operating
activities:
Net gain                                  $181,466      $1,017,373
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                (187,611)      (596,926)
Deferred policy acquisition costs        (117,749)      (973,702)
Amortization of cost of insurance
         acquired and excess cost
          over                         264,347        84,072
         net assets acquired
Prepaid reinsurance                      582,637        529,066
Reinsurance recoverable                  (249,334)      20,062
Other receivables                        67,311         15,048
Property, plant and equipment            25,812         (748,394)
Future policy benefit reserves           928,945        2,561,199
Other policy liabilities                 1,632,218      (107,751)
Commissions payable and other            1,562,797      (308,170)
liabilities
Amounts paid out as trustee              39,688         33,143
Federal income tax payable               0              213,673
Deferred Federal income tax payable      (1,926,268)    496,068
Other, net                                 434,840      (2,282,320)
Net cash provided (used) by operating
activities                              3,239,099    $4,517,081

Cash flows from investing
activities:
Maturity of fixed maturities              1,225,587      2,062,013
Sale of fixed maturities available for    2,250,819      15,274,596
sale
Purchase of fixed maturities available    (2,067,410)    (13,260,177)
for sale
Net change in mortgage loans              95,504         327,349
Net change in guaranteed student loans    58,870         78,066
Change in other long-term investments     37,491         365,259
Increase in policy loans (net)             (200,176)     (647,122)
Net cash provided (used) by operating
activities                              1,400,685    $4,199,984
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three-Months Ended June 30, 1996 and 1995

                           (Unaudited)
                                         Three-months ended June
                                                  30,

                                          1996           1995
Cash     flows    from     financing
activities:
Borrowed funds                                    0         175,000
Repayment of note payable                  (186,714)       (75,839)
Net cash provided (used) by financing      (186,714)         99,161
activities

Net increase (decrease) in cash and
short-                                 4,453,070       8,816,226
    term investments
Cash and short term investments at
beginning                               3,192,452       3,952,743
    of period
Cash and short term investments at end     $7,645,522     $12,768,969
of period


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1996

                           (Unaudited)

(1)  Financial Statements

     The balance sheet for June 30, 1996, the statements of operations for the three- and six-month periods ended June 30, 1996 and 1995, and the statements of cash flows for the three- and six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1996, and for comparative periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

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


                             ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATIONS


Six-months ended June 30, 1996 and 1995

Net income for the six-months ended June 30, 1996 was $666,463 or $.04 per share, compared to $1,290,256 or $.07 per share for the same period in 1995. Revenues increased to $29,179,9299,763,884, an increase of 22.9 % over the first six months of 1995 when revenues were $23,734,817. The primary reasons for the lower earnings in 1996 were increases in operating expenses as a result of recent acquisition of American Liberty Financial Corporation as well as increases in claims and surrenders. Operating income (income before capital gains and federal income taxes) was $1,292,038 for the first half of 1996, compared to $1,731,486 for the same period in 1995.

Premium income for the first six months of 1996 was $24,682,151 compared to $20,505,653 for the same period in 1995. This 20.4 percent increase is the result of the acquisition of American Liberty as well as the volume of new business written by the
Company over the past eight years. Recent downturns in the economies of several Latin American countries where the Company had generated a large amount of new production, principally in Argentina, have slowed the rate of growth in those countries. However, production has begun to appear from the Pacific Rim countries and management believes that production for the year will be at or near levels produced in 1995, but below that seen in 1994. Several new products were introduced into the international market during the second quarter of 1996 which management believes will continue to give the Company an advantage over its competition; however, when such products have been introduced in the past, there has typically been a three to six month period before significant volumes of business are written. Management does not believe the slowing down of new business from some of the Latin markets is long term in nature, but rather a cyclical occurrence that will run its course in the near term. Additionally, management has taken steps to increase the volume of new business produced by American Liberty's marketing representatives. Management is of the opinion that it will be late in the third quarter of 1996 before these steps, which include increased recruiting of new representatives, will have an effect on the Company's production.

Net investment income increased 40.9% in the first six months of 1996 compared to the same period in 1995. Net investment income for the six months ended June 30, 1996 was $4,404,543 compared to $3,124,254 in 1995. This increase reflects the earnings on the growth in the Company's asset base that is occurring, as well as the higher yields that have been available in the bond market during the past year. Management is working with a new investment management firm to further improve yields on the Company's bond portfolio while maintaining the overall credit quality.

Future policy benefit reserves increased by $4,008,622 in 1996, compared to $4,959,843 in 1995. Increased lapsation of business in the international market influenced by the economic conditions described above affected the increase in 1996.

Claims and surrenders expense increased to $11,963,561 at June 30, 1996 to/from $8,993,814 for the same period in 1995. Death claims increased/decreased to $2,034,144 in 1996 from $1,500,715 in 1995. The mortality business on the Citizens Insurance Company block of business actually improved over 1995, however, the addition of American Liberty, which contributed $717,993 to death claim expense and was not included in the 1995 results, caused the increase over the prior years. Claims on accident and health insurance increased substantially during 1996 to $852,295 from $27,176. This increase is the result of the American Liberty acquisition. American Liberty markets an individual accident and health indemnity policy which comprises approximately 50% of its premium income. Surrender expense increased to $6,347,831 from $4,970,851. Management constantly monitors this activity to insure that the Company's persistency is holding at levels equal to or above assumptions. Thus far, the Company's persistency has exceeded the assumed levels. The surrender activity in 1996 has been influenced by two factors-- the downturn in the economy of several latin countries and the acquisition of American Liberty. Coupons and endowments increased/decreased to $2,338,416 in 1996 to/from $2,144,205 in 1995. The endowment benefits are factored into the premium much like dividends and therefore, the increase does not pose a threat to future profitability. Management expects to see further increases in this category in the future. The remaining components of claims and expenses, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $390,875 in 1996, compared to $350,867 in 1995.

Commission expense increased to $5,448,907 from $5,251,001 in 1995. This increase relates to the larger block of premium income. Deferred policy acquisition costs capitalized in 1996 were $4,967,369 compared to $5,497,977 in 1995. The decrease is related to the decreases in new business production. Amortization of these costs was $4,740,958 for the first half of 1996 compared to $3,870,803 for 1995. The increase in amortization relates to the larger block of capitalized costs being written off as well as the increased surrender activity.

Underwriting, acquisition and insurance expenses increased 51.8% for the first half of 1996 compared to the same period in 1995, reaching $4,401,275 from $2,899,485. The increase/ is primarily attributable to the absorption of American Liberty and the conversion of its books and records to the systems utilized by the Company as well as costs associated with expanding the Company's management group. Management believes that reductions will begin to be achieved in the fourth quarter of 1996 as American Liberty's overhead is pared.

Three-months ended June 30, 1996 and 1995

Net income for the three-months ended June 30, 1996 was $181,466 compared to $1,017,373 for the same period in 1995. Revenues increased to $15,484,789, an increase of 20.3% over the same three months of 1995 when revenues were $12,872,679. The primary reasons for the lower quarterly earnings were increases in operating expenses and claim and surrender activity.

Premium income for the second quarter of 1996 was $13,160,847 compared to $11,232,524 over the same period in 1995. This 17.2% increase is the result of the acquisition of American Liberty. The rate of increase on the Citizens block of business slowed in 1996 as the amount of new business produced by the Company slowed. Uncertainties about the economies in certain Latin American countries, principally Argentina, contributed to the lower rate of increase.

Net investment income increased 43.5% in the second quarter of 1996 compared to the same period in 1995. Net investment income for the three months ended June 30, 1996 was $2,325,855 compared to $1,620,317 in 1995. This increase reflects the earnings on the growth in the Company's asset base that is occurring, as well as the higher yields that have been available in the bond market during the past year.

Future policy benefit reserves increased by $1,777,647 in 1996, compared to $2,530,800 in 1995. The amount of increase in the second quarter of 1996 reflects the increased surrender activity as well as the lower levels of production during the year..

Claims and surrenders expense increased to $6,434,222 at June 30, 1996 from $4,709,657 for the same period in 1995. The additional accident and health claims of American Liberty as well as increased surrender activity were the reasons for the increase.

Underwriting, acquisition and insurance expenses increased 89.1% for the second quarter 1996 compared to the same period in 1995, reaching $2,,942,778 from $1,566,499. The increase is primarily attributable to the absorption of American Liberty's overhead and the conversion of its records, which was achieved late in the second quarter of 1996. Management expects to see expense reductions beginning late in 1996 as a result of the economies of scale that will be achieved through the conversion.

Liquidity and Capital Resources

Stockholders' equity increased during 1996 to $65,687,839 from $64,712,990 at December 31, 1995. The acquisition of Insurance Investors & Holding Co., the earnings achieved in 1996, as well as an improvement in the market value of the Company's available for sale fixed maturity portfolio contributed to the increase.

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

The new offering comprises up to 3,500,000 Class A shares and will run over a period of 30 months, ending October 31, 1997, or when 3,500,000 shares have been purchased. The initial offering price is $7.50 per share, with the shares being offered in units of 50 shares each. Each overseas policyowner of Citizens Insurance Company of America is being offered the opportunity to purchase up to 100 units. The price of the shares escalates every six month during the offering period, reaching $8.50 per share during the final period. As of June 30, 1996, approximately 118,000 shares had been sold.

Invested assets grew to $130,970,187 at June 30, 1996 from $130,024,739 at December 31, 1995. At June 30, 1996 and December 31, 1995, fixed maturities have been categorized into two classifications: Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available for sale which are valued at market. Virtually all of the Company's bonds are classified as "available for sale." The Company does not have a plan to make material dispositions of fixed maturities during 1996; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out additional sales during 1996.

The Company's mortgage loan portfolio, which constitutes 1.3% of invested assets at June 30, 1996, has historically been composed of small residential loans in Texas. Management does not expect to incur a significant loss on any loans and has established a reserve of $145,080 (approximately 8% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio.

Policy loans comprise 15.2 percent of invested assets at June 30, 1996 compared to 14.5% at December 31, 1995. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, Texas Commerce Bank Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at December 31, 1995 and June 30, 1996. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. Management does not believe the Company is at risk for such a loss. During 1996, the Company has utilized short-term Treasury Bills and high grade commercial paper as cash management tools to minimize excess cash balances and enhance return.

In February 1992, the Company paid cash for an 80,000 square foot office building in Austin, Texas to serve as its primary office. This building will, in the opinion of management, provide adequate space for the Company's operations for many years. Renovation and remodeling of the property began in the third quarter of 1992 and the Company relocated to the building in September, 1993. The Company occupies approximately 30,000 square feet of space in the building. The Company's former office property, consisting of approximately 13,000 square feet in Austin, with a carrying value of $158,000, was leased to a third party on a triple-net basis for three years during 1995.

CICA owned 1,955,457 shares of Citizens Class A common stock at June 30, 1996 and December 31, 1995. For statutory accounting purposes, CICA received written approval from the Colorado Insurance Department to carry its investment in Citizens at 50% of the fair market value limited to 8% of admitted assets ($6,300,000), which differs from prescribed statutory accounting practices. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of June 30, 1996, that permitted transaction increased statutory surplus by $6,000,000 over what it would have been had prescribed accounting practices been followed. In the Citizens' consolidated financial statements, this stock is shown as treasury stock.

CICA had outstanding at June 30, 1996 and December 30, 1995, a $466,000 surplus debenture payable to Citizens. For statutory accounting purposes, this debenture is a component of surplus, while for GAAP it is eliminated in consolidation. Citizens has recognized a liability for its related obligation to a bank in a like amount.

The National Association of Insurance Commissioners ("NAIC") has established minimum capital requirements in the form of Risk Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by insurance regulators begins. At December 31, 1996 and 1996 CICA's ratios were 700.6% and 560.6%, respectively, well above minimum levels. ALLIC's ratios were 939.6% and 1,000.8% respectively, also well above minimum levels.


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

Also in 1993, the FASB issued Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). Statement 115 requires the classification of debt and equity securities as held to maturity, trading or available for sale based on established criteria. Trading securities are bought and held principally for the purpose of resale in the near term. The Company had no investment securities classified as trading at January 1, 1994, December 31, 1995, or June 30, 1996. Held-to-maturity security are those in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading  and available-for-sale securities are recorded  at  fair
value.   Held-to-maturity securities are  recorded  at  amortized
cost,  adjusted for the amortization or accretion of premiums  or
discounts.   Unrealized  holding  gains  and  losses  on  trading
securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, not available-for-sale securities are excluded from earnings and are reported as a
separate   component  of  stockholders'  equity  until  realized.
Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses associated with transfers of securities from held-to-
maturity   to  available-for-sale  are  recorded  as  a  separate
component of equity for securities transferred from available-for-sale to held-to-maturity are recognized in earnings for transfers into trading securities. Unrealized holding gains or losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of stockholders' equity. The unrealized holding gains or losses included in the separate component of equity for securities
transferred  from  available-for-sale  to  held-to-maturity   are
maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realize gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold. The Company adopted Statement 115 on January 1, 1994. The impact on the consolidated stockholders' equity due to the implementation was $690,388 relating to the unrealized gains on the available-for-sale portfolio, net of deferred tax.

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

Item 3.   Defaults upon Senior Securities

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

       See Item 5, below.

Item 5.   Other Information

       The Annual meeting of stockholders was held on Tuesday, June 7, 1996, at 10:00 a.m. at the Company's executive offices. At the meeting, the following individuals were elected to serve as directors for the following year:

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

Date:    May 15, 1995August 14, 1996



























d:\bridget\letters\tenq.ltr