Form 10-Q/A
period 1996-06-30
CITIZENS INC
filed 1996-08-15
CIK 24090

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q/A
                                1
[X]Quarterly  Report  Pursuant to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934

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

                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1. Financial Statements

                Balance   sheets,   June   30,    1996
                 (unaudited) and December 30, 1995    3

                Statements of Operations, Three-Months
                 Ended   June  30,  1996   and   1995
                 (Unaudited)                          5

                Statements of Operations, Six-Months
                 Ended   June  30,  1996   and   1995
                 (Unaudited)                          6

               Statements of Cash Flows, Three-Months
                 Ended   June  30,  1996   and   1995
                 (Unaudited)                          7

                Statements of Cash Flows, Six-Months
                 Ended   June  30,  1996   and   1995
                 (Unaudited)                          9

               Notes to Financial Statements          11

        Item 2. Management's Discussion and Analysis
                 of Financial Conditions and Results
                 of Operations                        120

Part    Other Information                              1817
II.

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               June 30, 1996 and December 31, 1995



                                       (Unaudited)     December
                                        June 30,          31,
                                          1996           1995
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



                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               June 30, 1996 and December 31, 1995


                                       (Unaudited)     December
                                        June 30,          31,
                                          1996           1995
Liabilities and Stockholders' Equity

Liabilities:
Future policy benefit reserves            128,184,641     123,327,377
Dividend accumulations                    3,929,960       3,602,706
Premium deposits                          2,415,139       1,553,414
Policy claims payable                     3,500,148       3,197,291
Other policyholders' funds                2,029,117       1,945,332

Total policy liabilities                140,059,005     133,626,120

Other liabilities                         1,290,976       2,001,320
Commissions payable                       660,936         692,578
Notes payable                             549,100         772,834
Federal income tax payable                0               1,025,106
Deferred Federal income taxes               446,474       2,372,742
Minority interest                            14,954          14,954
Amounts held on deposit                     243,920         267,603
Total liabilities                       143,265,365     140,773,257

Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 21,069,411 shares
issued in 1996 and 19,178,515 in
1995, including shares in treasury     45,630,333      44,007,339
of 2,078,547 in 1996 and 2,198,175
in 1995
Class B, no par value, 1,000,000
shares
       authorized, 621,049 shares      283,262         283,262
       issued and
       outstanding in 1996 and 1995
Unrealized gain (loss) on investments     (46,860)        1,267,747
Retained earnings                         21,883,370      21,216,908
                                          67,750,105      66,775,256
Treasury stock, at cost                   (2,062,266)     (2,062,266)
Total stockholders' equity              65,687,839      64,712,990

Commitments and contingencies

Total liabilities and stockholders'       208,953,204     205,486,247
equity
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
            Three-Months Ended June 30, 1996 and 1995

                           (Unaudited)

                                         Three-months ended June
                                                  30,

                                          1996           1995
Revenues:
Premiums                                $13,160,847     $11,232,524
Annuity    and    Universal     Life    (1,913)         19,838
considerations
Net investment income                    2,325,855       1,620,317
                                        15,484,789      12,872,679

Other income and expenses:
Other income                            23,443          (9,621)
Realized    gains    (losses)     on    21,637          675
investments
Interest expense                            (754)        (10,316)
                                        44,326          (19,262)
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit       1,777,647       2,561,199
reserves
Policyholders' dividends                653,920         657,842
Claims and surrenders                   6,434,222       4,679,258
Annuity expenses                          198,227         136,127
                                        9,064,016       8,034,426

Commissions                             2,805,821       2,786,833
Underwriting, acquisition and             2,942,778       1,556,499
insurance expenses
Capitalization of deferred policy         (2,477,772)     (2,954,508)
acquisition costs
Amortization of deferred policy           2,360,023       1,980,806
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net     264,347          84,072
assets acquired
                                        14,959,213      11,488,128

Income before federal income tax         $569,902       $1,365,289

Federal income tax:
Federal income tax expense                388,436         347,916
Net Income                               $181,466       $1,017,373

Per Share Amounts:
Net income per share of common stock      $0.01          $0.06


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
             Six-Months Ended June 30, 1996 and 1995

                           (Unaudited)

                                        Six-months ended June 30,

                                          1996           1995
Revenues:
Premiums                                $24,682,151     $20,505,653
Annuity    and    Universal     Life    93,235          104,910
considerations
Net investment income                    4,404,543       3,124,254
                                        29,179,929      23,734,817

Other income and expenses:
Other income                            36,078          10,141
Realized    gains    (losses)     on    12,709          (30,342)
investments
Interest expense                         (28,904)        (27,468)
                                        19,883          (47,669)
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit       4,008,622       4,959,843
reserves
Policyholders' dividends                1,104,161       1,113,407
Claims and surrenders                   11,963,561      8,993,814
Annuity expenses                        428,675         219,077
                                        17,505,019      15,286,141

Commissions                             5,448,907       5,251,001
Underwriting, acquisition and             4,401,275       2,899,485
insurance expenses
Capitalization of deferred policy         (4,967,369)     (5,497,977)
acquisition costs
Amortization of deferred policy           4,740,958       3,870,803
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net     766,275         176,551
assets acquired
                                        27,895,065      21,986,004

Income before federal income tax           $1,304,7        $1,701,1
                                       47              44
Federal income tax:
Federal income tax expense                638,284         410,888
Net Income                               $666,463       $1,290,256

Per Share Amounts:
Net income per share of common stock      $0.04          $0.07

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three-Months Ended June 30, 1996 and 1995

                           (Unaudited)
                                         Three-months ended June
                                                  30,

                                          1996           1995
Cash flows from operating
activities:
Net gain                                  $181,466      $1,017,373
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                (187,611)      (596,926)
Deferred policy acquisition costs        (117,749)      (973,702)
Amortization of cost of insurance
         acquired and excess cost
          over                         264,347        84,072
         net assets acquired
Prepaid reinsurance                      582,637        529,066
Reinsurance recoverable                  (249,334)      20,062
Other receivables                        67,311         15,048
Property, plant and equipment            25,812         (748,394)
Future policy benefit reserves           928,945        2,561,199
Other policy liabilities                 1,632,218      (107,751)
Commissions payable and other            1,562,797      (308,170)
liabilities
Amounts paid out as trustee              39,688         33,143
Federal income tax payable               0              213,673
Deferred Federal income tax payable      (1,926,268)    496,068
Other, net                                 434,840      2,282,320
Net cash provided (used) by operating
activities                             3,239,099      $4,517,081

Cash flows from investing
activities:
Maturity of fixed maturities              1,225,587      2,062,013
Sale of fixed maturities available for    2,250,819      15,274,596
sale
Purchase of fixed maturities available    (2,067,410)    (13,260,177)
for sale
Net change in mortgage loans              95,504         327,349
Net change in guaranteed student loans    58,870         78,066
Change in other long-term investments     37,491         365,259
Increase in policy loans (net)             (200,176)     (647,122)
Net cash provided (used) by operating
activities                             $1,400,685     $4,199,984
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

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six-Months Ended June 30, 1996 and 1995

                           (Unaudited)

                                        Six-months ended June 30,

                                           1996           1995
Cash     flows    from     financing
activities:
Borrowed funds                            0               175,000
Repayment of note payable                 (223,734)       (93,540)
Sale of stock                             145,359         0
Net cash provided (used) by financing     (78,375)        81,460
activities

Net increase in cash and short-
    term investments                   396,669         8,509,082
Cash and short term investments at
beginning                               7,248,853       4,259,887
    of period
Cash and short term investments at end     $7,645,522     $12,768,969
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

Claims and surrenders expense increased to $11,963,561 at June 30, 1996 from $8,993,814 for the same period in 1995. Death claims increased to $2,034,144 in 1996 from $1,500,715 in 1995.
The mortality business on the Citizens Insurance Company block of business actually improved over 1995, however, the addition of
American Liberty, which contributed $717,993 to death claim expense and was not included in the 1995 results, caused the increase over the prior years. Claims on accident and health insurance increased substantially during 1996 to $852,295 from $27,176. This increase is the result of the American Liberty acquisition. American Liberty markets an individual accident and health indemnity policy which comprises approximately 50% of its premium income. Surrender expense increased to $6,347,831 from $4,970,851. Management constantly monitors this activity to insure that the Company's persistency is holding at levels equal to or above assumptions. Thus far, the Company's persistency has exceeded the assumed levels. The surrender activity in 1996 has been influenced by two factors--the downturn in the economy of several latin countries and the acquisition of American Liberty. Coupons and endowments increasedto $2,338,416 in 1996 from $2,144,205 in 1995. The endowment benefits are factored into the premium much like dividends and therefore, the increase does not pose a threat to future profitability. Management expects to see further increases in this category in the future. The remaining components of claims and expenses, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $390,875 in 1996, compared to $350,867 in 1995.

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

Underwriting, acquisition and insurance expenses increased 51.8% for the first half of 1996 compared to the same period in 1995, reaching $4,401,275 from $2,899,485. The increase is primarily attributable to the absorption of American Liberty and the conversion of its books and records to the systems utilized by the Company as well as costs associated with expanding the Company's management group. Management believes that reductions will begin to be achieved in the fourth quarter of 1996 as American Liberty's overhead is pared.

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

Future policy benefit reserves increased by $1,777,647 in 1996, compared to $2,530,800 in 1995. The amount of increase in the second quarter of 1996 reflects the increased surrender activity as well as the lower levels of production during the year.

Claims and surrenders expense increased to $6,434,222 at June 30, 1996 from $4,709,657 for the same period in 1995. The additional accident and health claims of American Liberty as well as increased surrender activity were the reasons for the increase.

Underwriting, acquisition and insurance expenses increased 89.1% for the second quarter 1996 compared to the same period in 1995, reaching $2,942,778 from $1,566,499. The increase is primarily attributable to the absorption of American Liberty's overhead and the conversion of its records, which was achieved late in the second quarter of 1996. Management expects to see expense reductions beginning late in 1996 as a result of the economies of scale that will be achieved through the conversion.

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