Form 10-Q
period 1996-09-30
CITIZENS INC
filed 1996-11-14
CIK 24090

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

[X]Quarterly  Report  Pursuant to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934

For the period ended   September 30, 1996
                               or
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

      As of September 30, 1996, Registrant had 19,572,614 shares of Class A common stock, No Par Value, outstanding.
                 CITIZENS, INC. AND SUBSIDIARIES

                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1. Financial Statements

                Balance  sheets,  September  30,  1996
               (unaudited)                            3
                 and December 30, 1995

                Statements of Operations, Three-Months
                 Ended September 30, 1996
                 and 1995 (Unaudited)                 5

                Statements of Operations, Nine-Months
                 Ended September 30, 1996
                 and 1995 (Unaudited)                 6

               Statements of Cash Flows, Three-Months
                 Ended September 30, 1996
                 and 1995 (Unaudited)                 7

                Statements of Cash Flows, Nine-Months
                 Ended September 30, 1996
                 and 1995 (Unaudited)                 9

               Notes to Financial Statements          11

        Item 2. Management's Discussion and Analysis
                 of Financial Conditions and Results
                 of Operations                        13

Part    Other Information                              19
II.

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            September 30, 1996 and December 31, 1995


                                      (Unaudited)
                                       September    December 31,
                                          30,           1995
                                          1996
Assets

Investments:

Fixed maturities held for investment,
at
    amortized cost (market
     $5,038,500 in 1996 and
     $5,700,000 in 1995)              $5,629,637      $ 5,636,785
Fixed maturities available for sale,
at lower
    of cost or market (cost
     $103,896,968 in 1996 and
     $97,515,359 in 1995)             104,372,404    99,464,551
Equity securities, at market (cost
$89,580 in 1996 and $23,329 in 1995)
                                     66,252             -
Mortgage loans on real estate (net of
reserve                               1,777,175      1,910,608
    of $145,080 in 1996 and 1995)
Policy loans                             20,085,373     18,911,275
Guaranteed student loans (net of
reserve of $10,000 in 1996 and 1995)  290,519        333,387
Other long-term investments              535,084        679,436
Short-term investments                   1,475,000      3,088,697
Total investments                      134,231,444    130,024,739

Cash                                   7,869,692      4,160,156
Prepaid reinsurance                         582,915        -
Reinsurance recoverable                     2,039,732      1,857,900
Other receivables                           573,018        1,219,107
Accrued investment income                   1,404,529      2,022,809
Deferred policy acquisition costs           36,624,955     36,624,448
Cost of insurance acquired                  7,245,448      7,522,827
Other intangible assets                     1,680,300      1,820,325
Excess of cost over net assets acquired
                                     15,147,044     14,045,848
Property, plant and equipment               5,618,141      5,546,075
Other assets                                1,174,880        642,013

Total assets                           $214,192,098   $205,486,247



                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            September 30, 1996 and December 31, 1995

                                      (Unaudited)
                                       September     December 31,
                                        30,1996          1995
Liabilities and Stockholders' Equity

Liabilities:
Future policy benefit reserves          $130,873,733      $123,327,377
Dividend accumulations                  3,931,803         3,602,706
Premium deposits                        2,628,928         1,553,414
Policy claims payable                   3,534,764         3,197,291
Other policyholders' funds              2,023,573         1,945,332
Total policy liabilities              142,992,801       133,626,120

Other liabilities                       1,625,387         2,001,320
Commissions payable                       742,292           692,578
Notes payable                             499,667           772,834
Federal income tax payable              0                 1,025,106
Deferred Federal income taxes           1,351,079         2,372,742
Minority interest                          14,954            14,954
Amounts held on deposit                   205,686           267,603
Total liabilities                     147,431,866       140,773,257

Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 21,651,161 shares
issued in 1996 and 19,178,515 in
1995, including shares in treasury
of 2,078,547 in 1996 and 2,198,175
in 1995                                45,713,495       44,007,339
Class B, no par value, 1,000,000
shares authorized, 621,049 shares
issued and outstanding in 1996 and 1995   283,262          283,262
Unrealized gain (loss) on investments     296,835        1,267,747
Retained earnings                      22,528,906       21,216,908
                                       68,822,498       66,775,256
Treasury stock, at cost                (2,062,266)      (2,062,266)
Total stockholders' equity             66,760,232       64,712,990
Commitments and contingencies

Total liabilities and stockholders'  $214,192,098     $205,486,247


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
         Three-Months Ended September 30, 1996 and 1995

                           (Unaudited)

                                            Three-months ended
                                             September 30,

                                          1996           1995
Revenues:
Premiums                                $14,619,278      $11,661,236
Annuity    and    Universal     Life       179,468         (14,681)
considerations
Net investment income                    2,177,548       1,774,243
                                        16,976,294      13,420,798

Other income and expenses:
Other income                                53,495          43,120
Realized    gains    (losses)     on
investments                                 80,667         (63,851)
Interest expense                           (14,100)        (11,026)
                                           120,062         (31,757)
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit
reserves                                 2,541,236       2,395,711
Policyholders' dividends                   629,079         667,099
Claims and surrenders                    7,319,704       4,797,568
Annuity expenses                           168,791         275,813
                                        10,658,810       8,136,191

Commissions                              3,182,045       2,307,494
Underwriting, acquisition and
insurance expenses                       1,973,659       1,514,144
Capitalization of deferred policy
acquisition costs                       (2,558,902)     (2,421,047)
Amortization of deferred policy
acquisition costs                        2,784,806       2,112,115
Amortization of cost of insurance
acquired, excess of cost over net
assets acquired and other
intangibles                                 92,434          78,217
                                        16,132,852      11,727,114

Income before federal income tax          $963,504      $1,661,927

Federal income tax:
Federal income tax expense                 317,969         760,661
Net Income                                $645,535        $901,266

Per Share Amounts:
Net income per share of common stock      $0.03          $0.05


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
          Nine-Months Ended September 30, 1996 and 1995

                           (Unaudited)
                                            Nine-months ended
                                             September 30,

                                          1996           1995
Revenues:
Premiums                                $39,301,429     $32,166,889
Annuity    and    Universal     Life
considerations                             272,703          90,229
Net investment income                    6,582,091       4,898,497
                                        46,156,223      37,155,615

Other income and expenses:
Other income                                89,573          53,261
Realized    gains    (losses)     on        93,376         (94,193)
investments
Interest expense                           (43,004)        (38,494)
                                           139,945         (79,426)
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit
reserves                                 6,549,858       7,355,554
Policyholders' dividends                 1,733,240       1,780,506
Claims and surrenders                   19,283,265      13,791,382
Annuity expenses                           597,466         494,890
                                        28,163,829      23,422,332

Commissions                              8,630,952       7,558,495
Underwriting, acquisition and
insurance expenses                      6,374,934       4,413,629
Capitalization of deferred policy      (7,526,271)     (7,919,024)
Amortization of deferred policy
acquisition costs                       7,525,764       5,982,918
Amortization of cost of insurance
acquired, excess of cost over net         858,709         254,768
assets acquired and other
intangibles
                                       44,027,917      33,713,118

Income before federal income tax       $2,268,251      $3,363,071

Federal income tax:
Federal income tax expense                956,253        1,171,149
Net Income                             $1,311,998       $2,191,922

Per Share Amounts:
Net income per share of common stock      $0.07          $0.12

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three-Months Ended September 30, 1996 and 1995

                           (Unaudited)
                                            Three-months ended
                                             September 30,

                                          1996           1995
Cash flows from operating
activities:
Net gain                                  $645,535      $901,266
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                 514,659        462,836
Deferred policy acquisition costs         225,904       (308,932)
Amortization of cost of insurance
acquired, excess cost over net
assets acquired and other intangible
assets
                                          92,434         78,217
Prepaid reinsurance                      582,211        565,099
Reinsurance recoverable                 (100,152)      (603,398)
Other receivables                        162,012        413,952
Property, plant and equipment             78,028        448,926
Future policy benefit reserves         2,541,236      2,395,711
Other policy liabilities                 244,704        396,080
Commissions payable and other
liabilities                              415,767        274,066
Amounts paid out as trustee              (38,234)       (76,140)
Federal income tax payable                  0        (1,161,858)
Deferred Federal income tax payable      904,605        510,804
Other, net                              (615,095)       368,283
Net cash provided (used) by operating
activities                             5,653,614      4,664,912

Cash flows from investing
activities:
Maturity of fixed maturities           1,672,058         20,871
Sale of fixed maturities available for
sale                                   3,042,929      -
Purchase of fixed maturities available
for sale                               (8,507,482)  (12,499,332)
Net change in mortgage loans              (31,036)      316,660
Net change in guaranteed student loans    (42,640)      (66,187)
Change in other long-term investments     106,861      (313,943)
Cash from merger                              -       1,178,600
Increase in policy loans (net)           (226,748)   (1,120,804)
Net cash provided (used) by operating
activities                             (3,986,058)  (12,484,135)


            CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three-Months Ended September 30, 1996 and 1995

                           (Unaudited)
                                            Three-months ended
                                             September 30,

                                          1996           1995
Cash     flows    from     financing
activities:
Sale of stock                                81,047               -
Repayment of note payable                   (49,433)         (7,000)
Net cash provided (used) by financing
activities                                   31,614          (7,000)

Net increase (decrease) in cash and
short-term investments                    1,699,170      (7,826,223)
Cash and short term investments at
beginning of period                       7,645,522      12,768,969
Cash and short term investments at end   $9,344,692      $4,942,746
of period


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine-Months Ended September 30, 1996 and 1995

                           (Unaudited)

                                            Nine-months ended
                                             September 30,


                                          1996           1995
Cash flows from operating
activities:
Net gain                                 $1,311,998      $2,191,922
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                   618,280         160,643
Deferred policy acquisition costs              (507)     (1,936,106)
Amortization of cost of insurance
acquired, excess cost over net
assets acquired and other
intangibles                                 858,709        254,768
Prepaid reinsurance                        (582,915)      (643,754)
Reinsurance recoverable                    (181,832)      (614,971)
Other receivables                           646,089        591,153
Property, plant and equipment               (72,066)      (197,444)
Future policy benefit reserves            6,549,858      7,355,554
Other policy liabilities                  1,820,325        568,787
Commissions payable and other              (326,219)       (13,354)
liabilities
Amounts paid out as trustee                 (61,917)      (116,302)
Deferred Federal income tax              (1,021,663)       (33,799)
Federal income tax payable               (1,025,106)      (341,527)
Other, net                                 (919,761)       125,357
Net cash provided (used) by operating
activities                                7,613,273      7,350,927

Cash flows from investing
activities:
Maturity of fixed maturities              4,985,682      5,982,417
Sale of fixed maturities available for
sale                                     15,214,840     22,718,636
Purchase of fixed maturities available
for sale                                (24,896,186)   (35,064,718)
Net change in mortgage loans                133,433        700,996
Net change in guaranteed student loans       42,868        (27,173)
Cash from merger                             78,436      1,178,600
Change in other long-term investments       144,352            545
Increase in policy loans (net)           (1,174,098)    (2,231,831)

          Net cash provided (used)
            by investing activities      (5,470,673)    (6,742,528)

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine-Months Ended September 30, 1996 and 1995

                           (Unaudited)

                                            Nine-months ended
                                             September 30,

                                           1996           1995
Cash     flows    from     financing
activities:
Borrowed funds                             0               175,000
Repayment of note payable                 (273,167)       (100,540)
Sale of stock                              226,406         0
Net cash provided (used) by financing      (46,761)         74,460
activities

Net increase in cash and short-
    term investments                     2,095,839         682,859
Cash and short term investments at
beginning                                7,248,853       4,259,887
    of period
Cash and short term investments at end  $9,344,692      $4,942,746
of period


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1996


(1)  Financial Statements

     The balance sheet for September 30, 1996, the statements of operations for the three- and nine-month periods ended September 30, 1996 and 1995, and the statements of cash flows for the three- and nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1996, and for comparative periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

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

(3)  Proposed Merger and Exchange

     On October 28, 1996, the Company announced that it had signed definitive written agreements for the acquisition of American Investment Network, Inc. (American Investment), a Jackson, Mississippi, based life insurance holding company with $7.5 million in assets, $3.4 million of stockholders' equity, revenues of $3.2 million and $67 million of life insurance in force.

     The American Investment agreement provides that following the acquisition by the Company, American Investment shareholders will receive 1 share of Citizens' Class A Common Stock for each 7.2 shares of American Investment
     Common Stock owned. The Company expects to issue approximately 700,000 Class A shares in connection with the transaction, which will be accounted for as a purchase. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on Citizens' system. The agreement is subject to approval by American Investment's shareholders and regulatory authorities.

                             ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATIONS


Nine-months ended September 30, 1996 and 1995

Net income for the nine-months ended September 30, 1996 was $1,311,998 or $.07 per share, compared to $2,191,922 or $.12 per share for the same period in 1995. Revenues increased to $46,156,2239,763,884, an increase of 24.2% over the first nine months of 1995 when revenues were $37,155,615. The primary reasons for the lower earnings in 1996 were increases in operating expenses as a result of recent acquisition of American Liberty Financial Corporation as well as increases in claims and surrenders

Premium income for the first nine months of 1996 was $39,301,429 compared to $32,166,889 for the same period in 1995. This 22.2% increase is the result of the acquisition of American Liberty as well as the volume of new business written by the Company over the past eight years. Recent downturns in the economies of several Latin American countries where the Company had generated a large amount of new production, principally in Argentina, have slowed the rate of growth in those countries. However, production has begun to appear from the Pacific Rim countries and management believes that production for the year will exceed levels produced in 1995, but be below that seen in 1994. Several new products were introduced into the international market during the second quarter of 1996 which management believes will continue to give the Company an advantage over its competition; however, when such products have been introduced in the past, there has typically been a three to six month period before significant volumes of business are written. Management does not believe the slowing down of new business from some of the Latin markets is long term in nature, but rather a cyclical occurrence that will run its course in the near term. Submitted annualized premium in September and October reflected significant increases over the prior year. Additionally, management has taken steps to increase the volume of new business produced by American
Liberty's marketing representatives. Management is of the opinion that it will be sometime during the fourth quarter of 1996 before these steps, which include increased recruiting of new representatives, will have an effect on the Company's production.

Net investment income increased 34.4% in the first nine months of 1996 compared to the same period in 1995. Net investment income for the nine months ended September 30, 1996 was $6,582,091 compared to $4,898,497 in 1995. This increase reflects the earnings on the growth in the Company's asset base that is occurring, as well as the higher yields that have been available in the bond market during the past year. Management is working with a new investment management firm to further improve yields on the Company's bond portfolio while maintaining the overall credit quality.

Future policy benefit reserves increased by $6,549,858 in 1996, compared to $7,355,554 in 1995. Increased lapsation of business in the international market influenced by the economic conditions described above affected the increase in 1996.

Claims and surrenders expense increased to $19,283,265 at September 30, 1996 from $13,791,382 for the same period in 1995. Death claims increased to $3,312,101 in 1996 from $2,252,068 in 1995. The addition of American Liberty, which contributed $1,077,234 to death claim expense and was not included in the 1995 results, caused the increase over the prior years. Claims on accident and health insurance increased substantially during 1996 to $1,294,922 from $50,213. This increase is the result of the American Liberty acquisition. American Liberty markets an individual accident and health indemnity policy which comprises approximately 50% of its premium income. Surrender expense increased to $10,291,360 from $7,571,262. Management constantly monitors this activity to insure that the Company's persistency is holding at levels equal to or above assumptions. Thus far, the Company's persistency has exceeded the assumed levels. The surrender activity in 1996 has been influenced by two factors-- the downturn in the economy of several Latin countries and the acquisition of American Liberty. Coupons and endowments increased to $3,698,624 in 1996 from $3,332,423 in 1995. The endowment benefits are factored into the premium much like dividends and therefore, the increase does not pose a threat to future profitability. Management expects to see further increases in this category in the future. The remaining components of claims and expenses, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $686,258 in 1996, compared to $585,416 in 1995.

Commission expense increased to $8,630,952 from $7,558,495 in 1995. This increase relates to the larger block of premium income. Deferred policy acquisition costs capitalized in 1996 were $7,526,271 compared to $7,919,024 in 1995. The decrease is related to the decreases in new business production. Amortization of these costs was $7,525,764 for the first nine months of 1996 compared to $5,982,918 for 1995. The increase in amortization relates to the larger block of capitalized costs being written off as well as the increased surrender activity.

Underwriting, acquisition and insurance expenses increased 44.4% for the first nine months of 1996 compared to the same period in 1995, reaching $6,374,934 from $4,413,629. The increase is primarily attributable to the absorption of American Liberty and the conversion of its books and records to the systems utilized by the Company as well as costs associated with expanding the Company's management group. Management believes that reductions will begin to be achieved in the fourth quarter of 1996 as American Liberty's overhead is pared. Management is contemplating the merger of American Liberty into Citizens Insurance Company Of America as a means to further achieve reductions in overhead. The consolidation is expected to occur in early 1997.

Three-months ended September 30, 1996 and 1995

Net  income  for the three-months ended September  30,  1996  was
$645,535,  or $.03 per share compared to $901,266,  or  $.05  per share for the same period in 1995. Revenues increased to $16,976,294, an increase of 26.5% over the same three months of 1995 when revenues were $13,420,798. The primary reasons for the lower quarterly earnings were increases in operating expenses and claim and surrender activity.

Premium income for the third quarter of 1996 was $14,619,278 compared to $11,661,236 over the same period in 1995. This 25.4% increase is the result of the acquisition of American Liberty. The rate of increase on the Citizens block of business slowed in 1996 as the amount of new business produced by the Company slowed. Uncertainties about the economies in certain Latin American countries, principally Argentina, contributed to the lower rate of increase.

Net investment income increased 22.7% in the third quarter of 1996 compared to the same period in 1995. Net investment income for the three months ended September 30, 1996 was $2,177,548 compared to $1,774,243 in 1995. This increase reflects the earnings on the growth in the Company's asset base that is occurring, as well as the higher yields that have been available in the bond market during the past year.

Future policy benefit reserves increased by $2,541,236 in 1996, compared to $2,395,711 in 1995. The amount of increase in the third quarter of 1996 reflects the increased surrender activity as well as the lower levels of production during the year.

Claims and surrenders expense increased to $7,319,704 at September 30, 1996 from $4,797,568 for the same period in 1995. The additional accident and health claims of American Liberty as well as increased surrender activity were the reasons for the increase.

Underwriting, acquisition and insurance expenses increased 30.3% for the third quarter 1996 compared to the same period in 1995, reaching $1,973,659 from $1,514,144. The increase is primarily attributable to the absorption of American Liberty's overhead and the conversion of its records, which was achieved late in the second quarter of 1996. Management expects to see expense reductions beginning late in 1996 as a result of the economies of scale that will be achieved through the conversion.

Liquidity and Capital Resources

Stockholders' equity increased during 1996 to $66,760,232 from $64,712,990 at December 31, 1995. The acquisition of Insurance Investors & Holding Co., the earnings achieved in 1996, as well as an improvement in the market value of the Company's available for sale fixed maturity portfolio contributed to the increase.

On October 28, 1996, the Company announced that it had signed definitive written agreements for the acquisition of American
Investment Network, Inc. (American Investment), a Jackson, Mississippi, based life insurance holding company with $7.5 million in assets, $3.4 million of stockholders' equity, revenues of $3.2 million and $67 million of life insurance in force. The American Investment agreement provides that following the acquisition by the Company, American Investment shareholders will receive 1 share of Citizens' Class A Common Stock for each 7.2 shares of American Investment Common Stock owned. The Company expects to issue approximately 700,000 Class A shares in connection with the transaction, which will be accounted for as a purchase. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on Citizens' system. The agreement is subject to approval by American Investment's shareholders and regulatory authorities.

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

The new offering comprises up to 3,500,000 Class A shares and runs over a period of 30 months, ending October 31, 1997, or when 3,500,000 shares have been purchased. The initial offering price is $7.50 per share and purchases can be made in units of 50 shares each. Each overseas policyowner of Citizens Insurance Company of America is being offered the opportunity to purchase up to 100 units. As of September 30, 1996, approximately 130,000 shares had been sold.

Invested assets grew to $134,231,444 at September 30, 1996 from $130,024,739 at December 31, 1995. At September 30, 1996 and
December 31, 1995, fixed maturities have been categorized into two classifications: Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available for sale which are valued at market. Virtually all of the Company's bonds are classified as "available for sale." The Company does not have a plan to make material dispositions of fixed maturities during 1996; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out additional sales during 1996.

The Company's mortgage loan portfolio, which constitutes 1.3% of invested assets at September 30, 1996, has historically been composed of small residential loans in Texas. Management does not expect to incur a significant loss on any loans and has established a reserve of $145,080 (approximately 8% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio.

Policy loans comprise 15.0% of invested assets at September 30, 1996 compared to 14.5% at December 31, 1995. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, Texas Commerce Bank Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at December 31, 1995 and September 30, 1996. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. Management does not believe the Company is at risk for such a loss. During 1996, the Company has high grade commercial paper as cash management tools to minimize excess cash balances and enhance return.

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

CICA owned 1,955,457 shares of Citizens Class A common stock at September 30, 1996 and December 31, 1995. For statutory accounting purposes, CICA received written approval from the Colorado Insurance Department to carry its investment in Citizens at 50% of the fair market value limited to 8% of admitted assets ($6,300,000), which differs from prescribed statutory accounting practices. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of September 30, 1996, that permitted transaction increased statutory surplus by $6,000,000 over what it would have been had prescribed accounting practices been followed. In the Citizens' consolidated financial statements, this stock is shown as treasury stock.

CICA had outstanding at September 30, 1996 and December 30, 1995, a $466,000 surplus debenture payable to Citizens. For statutory accounting purposes, this debenture is a component of surplus, while for GAAP it is eliminated in consolidation. Citizens has recognized a liability for its related obligation to a bank in a like amount.

The National Association of Insurance Commissioners ("NAIC") has established minimum capital requirements in the form of Risk Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by insurance regulators begins. At December 31, 1996 and 1995 CICA's ratios were 700.6% and 560.6%, respectively, well above minimum levels. ALLIC's ratios were 939.6% and 1,000.8% respectively, also well above minimum levels.


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

Item 3.   Defaults upon Senior Securities

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

       See Item 5, below.

Item 5.   Other Information

       James I. Dunham resigned as President and a member of the Board of Directors on November 11, 1996. There were no disagreements between Mr. Dunham and the Company.

Item 6.   Exhibits and Reports on Form 8-K

       Current  report  on  Form  8-K  dated  October  18,   1996
       regarding the execution of a definitive agreement to acquire American Investment Network, Inc.

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

Date:  November 13, 1996