Form 10-K405/A
period 1995-12-31
CITIZENS INC
filed 1997-02-03
CIK 24090

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                          FORM 10-K/A, AMENDMENT NO. 1


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

        The Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" in 1993 and applied the provisions of Statement 109 retroactively to January 1, 1991. The above table reflects the restatement for adoption of Statement 109 as of and for the years ended December 31, 1991 and 1992.

        In 1993, the Company extended to a public relations consultant the exercise date for an additional 30 months of previously granted options to purchase 100,000 shares of Class A no par common stock which would have expired in 1994. As a result, the Company recognized compensation expense of $425,000 in 1993, which represents the amount the market value at the date of extension exceeded the option price. The 10-K originally filed by the Company did not reflect this expense; therefore, the 1993 financial statements were restated to reflect the compensation expense described above.


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

         Persistency is the lifeblood of any writer of ordinary life insurance. Citizens has been fortunate throughout its history to have better than average persistency on its business. However, as in any business, there are periods where such persistency may lag. The disruption in the economy of Argentina experienced recently created such a situation for Citizens. For the first time in recent history, persistency on business sold in the last five years dropped. As a result, management has made a renewed effort to communicate to clients and marketing representatives about the value of their policies and the long term benefits of maintaining such in force.

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


         Citizens has experienced significant cash flows from operations in recent years. This operating cash has allowed Citizens to enhance return on invested assets without liquidating its bond portfolio to fund operations. During 1995, investments in bonds exceeded sales and maturities by more than $7.5 million. In 1994, this amount was $25 million. The sale of stock via recent offerings, has provided additional liquidity and investable funds; however, these amounts comprised a relatively small portion of the overall cash flow. The increasing size of Citizens and its invested asset base have increased the interest income considerably over the past eight years, thus providing more than adequate cash flow. Any acquisitions made by Citizens for shares of its stock merely provide additional sources of future cash flows.

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

         Because all new business written is ordinary whole life, Citizens does not need to engage in formal asset/liability matching that is necessary for companies writing universal life, interest sensitive or annuity business. Management recognizes that the average life of its life policies is ten to twelve years. As such, the investment portfolio considers the length of the liability. This factor is weighed with the additional factors of what duration achieves the maximum return with the minimum market risk. Currently, the duration of Citizens' investment portfolio is five to six years. If the duration of the portfolio is longer than seven years, management believes Citizens could be exposed to unnecessary market volatility for a minimal incremental return. Additionally, Citizens' actuaries monitor the cash flow of the portfolio to insure adequate cash flow is available to meet obligations.

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


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
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

                                            /s/ KPMG PEAT MARWICK LLP

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

    (b) INVESTMENTS, OTHER THAN AFFILIATES

        Investments are shown on the following basis:

        1. Fixed maturities, primarily consisting of bonds which the Company has the ability and intent to hold to maturity are considered held for investment and carried at amortized cost. Fixed maturities which may be sold prior to maturity to support the Company's investment strategies are considered held as available for sale and carried at fair value as of the balance sheet date.

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

     (g) PARTICIPATING POLICIES

         At December 31, 1995 and 1994, participating business approximated 91% and 92%, respectively, of life insurance in force and premium income. The amount of dividends to be paid is determined annually by the Board of Directors. Dividends on participating policies are considered annually by the Board of Directors. These dividends begin with a schedule that is anticipated by the actuary at the time the product is developed based upon certain assumptions made at that time.

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

(2) CASH AND INVESTMENTS

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

    The Company has $2,559,863 of cash on deposit in excess of Federal Deposit Insurance Corporation coverage at a financial institution at December 31, 1995.

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
                            ========         =====            ===              =======

                               DECEMBER 31, 1995
                                  (UNAUDITED)


                            HISTORIC                        PURCHASE
                          CITIZENS INC.    HISTORICAL     ADJUSTMENTS
   LIABILITIES AND            AND          INSURANCE          AND              PRO-FORMA
STOCKHOLDERS' EQUITY      SUBSIDIARIES     INVESTORS      ELIMINATIONS       CONSOLIDATED
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

                                                                     SCHEDULE II

                        CITIZENS, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CITIZENS, INC. (PARENT COMPANY)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994



                                                    1995                1994
                                                 -----------         -----------
Assets
------
Investment in subsidiaries                        63,481,741          $33,125,422
Accrued investment income                             24,346               26,589
Real estate                                          287,979              442,148
Cash                                                 884,241              972,320
Notes receivable(1)                                  673,953              726,028
Other assets                                         680,502              642,040
                                                 -----------          -----------
                                                 $66,032,762          $35,934,547
                                                 ===========          ===========
Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Notes payable                                  $   533,333          $   607,182
  Accrued expense and other                          786,439              271,992
                                                 -----------          -----------
                                                 $ 1,319,772          $   879,174
Stockholders' equity:
  Common stock:
    Class A                                      $44,007,339          $21,457,303
    Class B                                          283,262              283,262
  Retained earnings                               21,216,908           18,466,696
  Unrealized investment gain (loss) of
  securities held by subsidiaries, net             1,267,747           (2,970,597)
  Treasury stock                                  (2,062,266)          (2,181,291)
                                                 -----------          -----------
                                                  64,712,990           35,055,373
                                                 -----------          -----------
                                                 $66,032,762          $35,934,547
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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report, amendment number one, to be signed on its behalf by the undersigned, hereunto duly authorized.


                                   CITIZENS, INC.



Date: February 3, 1997             By  /s/ Mark A. Oliver
                                       -----------------------------------------
                                       Mark A. Oliver, Executive Vice President,
                                       Chief Financial Officer and Secretary/
                                       Treasurer

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



/s/ Randall H. Riley *           /s/ Harold E. Riley
-------------------------        -----------------------------------
Randall H. Riley, Director       Harold E. Riley, Chairman of the
by Mark A. Oliver, Attorney      Board and Director


/s/ Ralph M. Smith *             /s/ Joe R. Reneau *
-------------------------        -----------------------------------
Ralph M. Smith, Director         Joe R. Reneau, Director
by Mark A. Oliver, Attorney      by Mark A. Oliver, Attorney


/s/ Flay F. Baugh *              /s/ Timothy T. Timmerman *
-------------------------        -----------------------------------
Flay F. Baugh, Director          Timothy T. Timmerman, Director
by Mark A. Oliver, Attorney      by Mark A. Oliver, Attorney


                                  /s/ Steve Shelton *
-------------------------        -----------------------------------
Rick D. Riley, Director          Steve Shelton, Director
                                 by Mark A. Oliver, Attorney


/s/ T. Roby Dollar *             *By: /s/ Mark A. Oliver
-------------------------            -------------------------------
T. Roby Dollar, Director             Mark A. Oliver
by Mark A. Oliver, Attorney          As Attorney-in-Fact

                               INDEX TO EXHIBITS




                 EXHIBIT                              PAGE
                --------                              ----
               Exhibit 21                              79
               Exhibit 23                              80
               Exhibit 27                              81