Form 10-K
period 1996-12-31
CITIZENS INC
filed 1997-03-31
CIK 24090

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED    DECEMBER 31, 1996
                             -----------------

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  ------------

                         Commission file number 0-16509

                                 CITIZENS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Colorado                                   84-0755371
-----------------------------------------      ---------------------------------
        (State of incorporation)               (IRS Employer Identification No.)

    400 East Anderson Lane, Austin, Texas                      78752
-----------------------------------------      ---------------------------------
 (Address of principal executive offices)                    (Zip Code)


    Registrant's telephone number, including area code:   (512) 837-7100

         Securities registered pursuant to Section 12(b) of the Act:


    Title of each class               Name of each exchange on which registered
    Class A Common Stock                        American Stock Exchange
    --------------------                        -----------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes   X   No        .
                                             -------   -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

As of March 10, 1997, aggregate market value of the Class A voting stock held by non-affiliates of the Registrant was approximately $116,696,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates certain portions of the definitive proxy material of the Registrant in respect of its 1997 Annual Meeting of Shareholders.

       Number of shares of common stock outstanding as of March 10, 1997
                                Class A:19,892,159
                                Class B:621,049

                                     PART I

ITEM 1.  BUSINESS

    (a)  GENERAL DEVELOPMENT OF BUSINESS

         Citizens, Inc. ("Citizens") operates primarily as an insurance holding company. It was incorporated in 1977. Citizens is the parent holding company that directly or indirectly owns 100% of Citizens Insurance Company of America ("CICA"), Computing Technology, Inc. ("CTI"), Insurance Investors, Inc. ("III"), American Liberty Financial Corporation ("ALFC'), American Liberty Life Insurance Company ("ALLIC'), Funeral Homes of Louisiana ("FHL"), Insurance Investors & Holding Co. ("IIH"), Central Investors Life Insurance Company of Illinois ("CILIC") and Funeral Homes of America ("FHA"). Additionall, Citizens owns indirectly, 94.48% of First American Investment Corporation ("FAIC"). Collectively, Citizens and its subsidiaries are referred to herein as the "Company." Pertinent information relating to Citizens' subsidiary companies is set forth below:

                            YEAR             STATE OF                       BUSINESS
  SUBSIDIARY            INCORPORATED       INCORPORATION                    ACTIVITY
  ----------            ------------       -------------                    --------
 CICA                       1968              Colorado                  Life insurance
 CTI                        1986              Colorado                  Data processing
 III                        1965              Texas                     Aircraft transportation
 ALFC                       1977              Louisiana                 Holding company
 ALLIC                      1978              Louisiana                 Life insurance
 FAIC                       1984              Louisiana                 Holding company
 FHL                        1989              Louisiana                 Funeral home
 FHA                        1993              Louisiana                 Dormant
 IIH                        1963              Illinois                  Dormant
 CILIC                      1965              Illinois                  Life insurance

         Citizens acquired ALFC on September 14, 1995. The agreement provided that ALFC shareholders would receive 1.10 shares of Citizens' Class A Common Stock for each share of ALFC Common Stock owned and 2.926 shares of Citizens' Class A Common Stock for each one share of ALFC Preferred Stock owned. Citizens issued approximately 2,340,000 Class A shares in connection with the transaction, which was accounted for as a purchase.

         ALFC conducts certain non-insurance businesses through subsidiaries. In the early 1980's, ALFC incorporated several corporations which became general partners in oil and gas partnerships. These partnerships own working interest in oil properties in Louisiana and Oklahoma. In 1981, ALFC formed a subsidiary to market certain securities, but this corporation has been relatively inactive since 1983. It was liquidated in December, 1996. Additionally, in 1984, ALFC incorporated First American Investment Corporation (FAIC) which, in turn, has formed two funeral home subsidiaries. Citizens is currently assessing, from a business perspective, if it will continue or dispose of the non-insurance businesses. Citizens has no current plans to participate in the oil and gas business. ALFC's non-insurance businesses are immaterial to Citizens overall structure. Citizens plans to continue to devote virtually all of its resources to the development and operation of its insurance business.

         Citizens acquired IIH on March 12, 1996. IIH shareholders received one share of Citizens' Class A Common Stock for each eight shares of IIH Common Stock owned. Additionally, Citizens acquired the approximately 6% not already owned by IIH, based upon an exchange ratio of one share of Citizens' Class A common stock for each four shares of CILIC owned. The acquisition of these two companies involved the issuance of approximately 171,000 of Citizens' Class A shares which was accounted for as a purchase.

         On October 28, 1996, CICA announced that it had signed definitive written agreements for the acquisition of American Investment Network, Inc. (American Investment), a life insurance holding company headquartered in Jackson, Mississippi with $7.5 million in assets, $3.4 million of stockholders' equity, revenues of $3.2 million and $67 million of life insurance in force. The American Investment agreement provides that following the acquisition by CICA, American Investment shareholders will receive 1 share of Citizens, Inc. Class A Common Stock for each 7.2 shares of American Investment Common Stock owned. Citizens expects to issue approximately 700,000 Class A shares in connection with the transaction, which will be accounted for as a purchase. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on the Citizens' system. The agreement is subject to approval by American Investment's shareholders and regulatory authorities. The Mississippi Department of Insurance held a public hearing on March 6, 1997 to consider the matter.

         On October 31, 1996, CICA, CICA Acquisition, Inc. (a subsidiary organized for purposes of this transaction) and FAIC entered into a merger agreement for the merger of CICA Acquisition, Inc. into FAIC. As part of this merger, CICA will acquire the approximately 5.5% of FAIC shares owned by minority investors at an exchange rate of 0.111 shares of Class A Common Stock for each 1 share of FAIC owned by minority investors. The merger became effective March 7, 1997, and Citizens expects to issue approximately 133,000 shares of Class A Common Stock in this transaction which was accounted for as a purchase.

         To streamline its corporate structure, Citizens and ALFC entered into a merger agreement dated November 22, 1996 for the merger of ALFC into Citizens. No shares of Citizens were issued in the merger which became effective in January 1997. Also on November 22, 1996, CICA and ALLIC entered into a merger agreement for the merger of ALLIC into CICA. Management does not expect to complete this merger until CICA's application for certificate of authority filed with the Mississippi Insurance Department is approved, which approval is expected in the second quarter of 1997.

         Certain statements contained in this Annual Report on Form 10-K are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"), including, without limitation, the italicized statements and the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", "may", "will" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

         Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of foreign and U.S. economies in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws; (iii) inflation, interest rates, market and monetary fluctuations and volatility; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by existing and potential customers; (v) changes in consumer spending, borrowing and saving habits; (vi) concentrations of business from persons residing in third world countries; (vii) acquisitions; (viii) the persistency of existing and future insurance policies sold by the Company and its subsidiaries; (ix) the dependence of the Company on its Chairman of the Board; (x) the ability to control expenses; (xi) the effect of changes in laws and regulations (including laws and regulations concerning insurance) with which the Company and its subsidiaries must comply, (xii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xiii) changes in the Company's organization and compensation plans; (xiv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xv) the success of the Company at managing the risks involved in the foregoing.

         Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

    (b)  FINANCIAL INFORMATION REGARDING THE INSURANCE BUSINESS

         Citizens, through CICA, ALLIC and CILIC operates principally in one business segment, that of selling selected lines of individual life and accident and health ("A&H") insurance policies. Except for certain insignificant operations acquired as a part of ALFC's holdings, Citizens has no present intention to engage in any non-insurance related business. The following tables set forth certain statistical information concerning the operations of the Company for each of the five years ended December 31, 1996. The information is presented in accordance with generally accepted accounting principles.

                                    TABLE I

The following table sets forth (i) life insurance in force and (ii) mean life insurance in force.

                      IN FORCE                                       MEAN LIFE
                      BEGINNING              IN FORCE                INSURANCE
                      OF YEAR              END OF YEAR                IN FORCE
                      (a) (b)                (a) (b)                   (a) (b)
                      -------                -------                   -------
   1996             $2,151,955              $2,231,017               $2,191,486
   1995              2,144,709               2,151,955                2,148,332
   1994              2,030,615               2,144,709                2,087,662
   1993              1,696,606               2,030,615                1,863,611
   1992              1,339,964               1,696,606                1,518,285

----------

(a) In thousands (000s)
(b) Before ceding reinsurance to reinsurers.

The increases in insurance in force as shown above reflect the volumes of new business written by the Company over the past five years. Approximately $40,243,000 of the 1995 increase relates to the acquisition of ALLIC described previously.

                                    TABLE II

         The following table sets forth (i) the ratio of lapses and surrenders to mean life insurance in force and (ii) life reinsurance ceded.


                                            RATION OF                         REINSURANCE CEDED(b)
                                           LAPSES AND                         --------------------
                                           SURRENDERS                  AMOUNT               REINSURANCE
                     LAPSES AND             TO MEAN                      OF                   PREMIUM
                    SURRENDERS (a)          IN FORCE               REINSURANCE (a)             CEDED
                    --------------          --------               ---------------             -----
  1996               $101,860                  4.6%                   $296,378              $2,511,318
  1995                 87,273                  4.1                     290,677               2,241,111
  1994                 84,390                  4.0                     285,104               2,309,672
  1993                 98,712                  5.3                     303,727               1,939,425
  1992                 83,305                  5.5                     238,677               1,486,531

----------

  (a)    In thousands (000s)
  (b) Approximately 95 percent of the reinsurance is yearly renewable term insurance, with the remainder being coinsurance.

The increased lapsation during 1996 reflects the inclusion of the ALLIC insurance business.

                                   TABLE III

     The following table sets forth information with respect to total insurance premiums.

              ORDINARY              ANNUITY &                                 ACCIDENT
              LIFE (a)            UNIVERSAL LIFE         GROUP LIFE        AND HEALTH (a)             TOTAL
              --------            --------------         ----------        --------------             -----
 1996      $49,563,720               $389,084            $309,953          $ 4,040,688            $ 54,303,445
 1995       45,120,631                119,335             306,256              698,206              46,244,428
 1994       42,984,741                 75,564             541,370              259,250              43,860,925
 1993       36,491,961                106,955           1,106,590              284,510              37,990,016
 1992       28,415,877                  3,067             469,514              316,395              29,204,853

----------

(a) After deduction for reinsurance ceded.

Premium income has grown substantially since 1991 due to the volume of new business written each year. However, new sales of life insurance decreased in 1995, and remained at similar levels in 1996; therefore, the overall increase since 1995 is less than for previous years. The acquisition of ALLIC mitigated the total decline in new life insurance sales, although only three months of ALLIC's premiums are reflected in the above table for 1995. In 1992, the FCC acquisition added a small block of Universal Life business to the Company's portfolio. During 1992, the Federal Government increased the amount of insurance for veterans under the Servicemen's Group Life Insurance program, causing a one-time increase in group life premiums.

                                    TABLE IV

      The following table sets forth information relating to the ratio of underwriting and other expenses to insurance revenues.


                                                                                       COMMISSIONS, UNDERWRITING
                                                                                        AND OPERATING EXPENSES,
                                                                                        POLICY RESERVE INCREASES,
                                                COMMISSIONS, UNDERWRITING               POLICYHOLDER BENEFITS AND
                                                 AND OPERATING EXPENSES                DIVIDENDS TO POLICYHOLDERS
                                                 ----------------------                --------------------------
                                                                    RATIO TO                                   RATIO TO
                      INSURANCE                                     INSURANCE                                 INSURANCE
                     PREMIUMS (a)               AMOUNT              PREMIUMS               AMOUNT              PREMIUMS
                     ------------               ------              --------               ------              --------
  1996               $54,303,445            $21,948,637               40.4%            $59,113,575              108.9%
  1995                46,244,428             17,375,574               37.6              50,767,435              109.8
  1994                43,860,925             17,461,910               39.8              48,763,076              111.2
  1993                37,990,017             15,918,491               41.9              43,644,554              114.9
  1992                29,204,853             13,546,624               46.4              35,301,078              120.8

----------

(a) After premiums ceded to reinsurers.

Prior to 1996, the ratios of expenses to premiums had declined each year since 1989. These declines are the result of three factors: 1) underwriting and operating expenses have generally not increased at the same rate as premium income due to the Company's efficient method of operation; 2) sales commissions as a percentage of total premium income are declining annually as the business enters renewal stages and commissions are paid at a lower rate than first year; and 3) the amount of new insurance written annually represents a smaller percentage of the Company's total premium income. However, in 1996, with the addition of ALLIC and the considerable expense associated with its marketing operation start-up, the ratio reached its highest level since 1993.

                                    TABLE V

        The following table sets forth changes in new business produced between participating and nonparticipating policies.

                                               PARTICIPATING                         NONPARTICIPATING
                TOTAL NEW              --------------------------            ----------------------------
                BUSINESS (a)           AMOUNT (a)         PERCENT            AMOUNT (a)           PERCENT
                ------------           ----------         -------            ----------           -------
  1996            $337,051            $294,408             87.3%               $42,643             12.7%
  1995             296,811             271,108              91.3                25,703              8.7
  1994             380,281             352,542              92.7                27,739              7.3
  1993             376,460             345,882              91.9                30,578              8.1
  1992             315,142             278,694              88.4                36,448              11.6

----------

(a) In thousands (000s)

The percentage of the new business produced that is participating has increased steadily due to the fact that the Ultra Expansion products are all participating and represent the majority of new business. The decline in new business during 1995 was caused in part by disruptions in the international market. See Management's Discussion and Analysis.

                                    TABLE VI

        The following table sets forth changes in new business issued according to policy types.

                                  WHOLE LIFE
                                 AND ENDOWMENT                    TERM                  UNIVERSAL LIFE
            TOTAL NEW       -----------------------      ----------------------      ----------------------
           BUSINESS (a)     AMOUNT (a)      PERCENT      AMOUNT (a)     PERCENT      AMOUNT (a)     PERCENT
           ------------     ----------      -------      ----------     -------      ----------     -------
  1996     $337,051        $296,985          88.1%      $40,066          11.9%           $0            -
  1995      296,811         270,963          91.3        25,848           8.7             0            -
  1994      380,281         352,357          92.7        27,924           7.3             0            -
  1993      376,460         345,683          91.8        30,777           8.2             0            -
  1992      315,142         279,941          88.8        34,243          10.9           958          0.3%

----------

(a) In thousands (000s)

This table illustrates that virtually all of the new business written is whole life. The 1995 results reflect a decrease in new business during the year.

                                   TABLE VII

        The following table sets forth deferred policy acquisition costs capitalized and amortized compared to new business issued.

                                                   DEFERRED POLICY
                      TOTAL NEW                   ACQUISITION COSTS
                       BUSINESS           --------------------------------
                        ISSUED            CAPITALIZED           AMORTIZED
                        ------            -----------           ----------
  1996              $337,051,000          $10,531,222          $10,221,917
  1995               296,811,000           10,579,704            8,511,876
  1994               380,281,000           13,128,049            7,203,593
  1993               376,460,000           13,472,064            6,455,401
  1992               315,142,000           10,670,569            4,412,007

Capitalized policy acquisition expenses increased steadily until 1994, such increases reflecting the growing amount of new business issued. In 1994, the rate of capitalization was affected by an adjustment due to the lower interest environment. The amortization of these costs has grown as the aggregate deferred acquisition cost asset has increased. In 1996, this amortization increased due to the increase in surrender activity. For 1995 and 1996, the capitalized decrease reflects the reduction in the amount of new business produced and lower commission expenses incurred as a result thereof.

                                   TABLE VIII

               The following table sets forth investment results.

                                                                                RATIO OF NET
                                                                             INVESTMENT INCOME
                      MEAN AMOUNT OF              NET INVESTMENT               TO MEAN AMOUNT
                   INVESTED ASSETS (a)              INCOME (b)             OF INVESTED ASSETS (a)
                   -------------------              ----------             ----------------------
 1996                 $134,167,938                  $9,185,506                      6.8%
 1995                  111,926,695                   7,026,909                      6.3
 1994                   90,419,823                   5,295,784                      5.9
 1993                   82,598,407                   4,771,079                      5.8
 1992                   66,704,026                   3,929,495                      5.9

----------

(a) The years 1992 forward includes assets acquired from FCC on July 31, 1992. The year 1995 includes assets acquired from ALLIC on September 14, 1995. The year 1996 includes assets acquired from CILIC on March 12, 1996.
(b) Does not include realized and unrealized gains and losses on investments.

Available yields began to increase in mid-1994 and the Company was able to obtain a slight growth in the return on invested assets. This growth continued throughout most of 1995, and continued through 1996. The Company hired an investment advisor in 1995, and this action contributed to the increased yield in 1996.

(c) NARRATIVE DESCRIPTION OF BUSINESS

    (i)      BUSINESS OF CITIZENS

             Citizens' principal business is ownership of CICA and ALLIC and their affiliates. Additionally, it provides management services to these companies under a management services agreement. At December 31, 1996, Citizens had approximately 75 full and part-time employees.

    (ii)     BUSINESS OF CICA

             Historically, CICA's revenues have been derived from insurance premiums and revenues from investments. CICA is a Colorado-domiciled life insurance company marketing primarily ordinary whole-life products on an international basis through marketing companies. During the fiscal year ended December 31, 1996, 99.2% of CICA's premium income was attributable to life, endowment and term insurance; 0.2% to individual annuities; and 0.6% to accident and health insurance. Of the life policies in force at December 31, 1996 and 1995, 13.0% and 13.2%, were nonparticipating and 87.0% and 86.8%, respectively were participating.

             CICA's Ultra Expansion products are a series of participating whole life policies targeted for international markets. All of the Ultra products are participating with dividends ranging from 2% of the premium in the first year to 123% in the 20th year. A unique feature of the Ultra products is that the dividends are payable immediately upon payment of the annual premium. In late 1990, an immediate endowment was added to the product line. This endowment is paid annually in an amount determined by the insured at the time the policy is sold. In December 1992, CICA added a flexible amount deposit rider as a new feature to the Ultra products. All of these products carry surrender charges for the first 14 years and continuing benefit limitations to exclude certain causes of death that are not anticipated in standard mortality ratings. There are no other material policies or products offered by CICA.

             The CICA underwriting policy requires a medical examination of applicants for ordinary insurance in excess of certain prescribed limits. These limits are graduated according to the age of the applicant and the amount of insurance. Generally, the maximum amount of ordinary life insurance issued domestically without a medical examination is $200,000 for ages 0 through 35; $100,000 for ages 36 through 45; $50,000 for ages 46 through 50; $15,000 for ages 51 through 55; and $10,000 for ages 56 and over. Limits for insuring non- United States applicants without a medical examination are: $150,000 for ages 0 through 39; $50,000 for ages 40 through 65; and all amounts over age 65.

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

             CICA has $21.8 million of insurance in force on individuals that are classified as substandard risks, the majority of such business having been acquired in the purchase of other companies. Management believes the exposure to loss as a result of insuring these individuals is minimal, since the premiums are increased to cover the nature of the risk, additional reserves are established, and the amount of insurance represents less than 1.0% of the total insurance in force.

             GEOGRAPHICAL DISTRIBUTION OF BUSINESS. For the year ended December 31, 1996, insurance policies held by residents of the State of Texas accounted for 1.8% of CICA's total premium income from direct business, and policies held by residents of Colorado represented 1.2% of premium income from direct business for the same period. All other states of the United States totaled 5.2% of the premium income from direct business with no single state, except as set forth above, accounting for as much as 1% of premium income. Business on foreign residents accounted for the remaining 91.8%. For the years ended December 31, 1995 and 1994, residents of the State of Texas accounted for 2.7% and 3.0%, respectively of CICA's total premium income. Residents of Colorado provided 2.1% and 2.1%, respectively, during the same period. No other states in the U.S. amounted to 1% of total premium income during the periods. Business on foreign citizens represented 91.8% of 1995 and 1994 premium income.

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

             The international marketing firms have many years' experience marketing life insurance products for CICA. The contract with the marketers provides that they have the responsibility for recruiting and training salesmen. They are responsible for all of their overhead costs and bear the expense of awards. These firms guarantee any advances against future commissions made by CICA to marketers and their agents. In consideration for the services rendered, the marketing contractors receive an override commission on all new policies sold by them or their salesmen. See "Business of CICA - Commissions." The marketing contracts may be terminated for various causes, at any time by mutual consent of the parties or upon 30 days' notice by either party.

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

             MARKETING OPERATIONS. CICA holds licenses to do business in 11 states and accepts applications from numerous foreign countries. Additionally, CICA has applications for admission pending in two states. CICA's operations are conducted on the independent contractor basis, with a sales force at December 31, 1996 of 1,319 individuals and December 31, 1995 of 1,308 individuals.

             COMMISSIONS. CICA's marketing managers are independent contractors, responsible for their respective expenses, that are compensated on a percentage of premium basis. The maximum amount of commission expense which may be incurred by CICA on an individual life insurance policy is 110% of the first year premium, 10% of the premium for each of the next nine years and 2% of the premium for the eleventh and subsequent years as a continuing service fee. Percentage amounts paid to salesmen on individual term, annuity and accident and health insurance are substantially less than the levels paid for individual ordinary life insurance. The marketing managers receive overriding first year and renewal commissions on business written by individuals under their supervision and all marketing expenses except sales conventions related thereto are included in the above percentages.

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

                 (a) INSURANCE CEDED.  CICA generally retains $75,000 of risk on any one person. As of December 31, 1996, the aggregate amount of life insurance ceded amounted to $293,864,000 or 13.5% of total direct and assumed life insurance in force, and $289,675,000 or 13.7% in 1995. CICA is contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations reinsured.

             As of December 31, 1996, CICA had in effect automatic reinsurance agreements that provide for cessions of ordinary insurance from CICA. Additionally, CICA has reinsurance treaties in force with several reinsurers of life and accident and health insurance. These treaties provide for both automatic and facultative reinsurance of standard and substandard risks ceded to them by CICA for life, accident and health and supplemental benefits above CICA's retention limit on a yearly renewable term, coinsurance or modified coinsurance basis.

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

             The ERC and BMA agreements provide that for risks reinsured in specified countries on and after July 1, 1993, 70% of each risk in excess of CICA's retention will be ceded to ERC and 30% to BMA. The RAS agreement provides that on risks reinsured in specified countries on or after January 1, 1995, 100% of the risk in excess of CICA's retention will be ceded to RAS. CICA pays the premium to ERC, BMA and RAS on an annual basis and is responsible for the production of the reporting monthly and annually to ERC, BMA and RAS to allow proper accounting for the treaties.

             The cessions are on a yearly renewable term basis and are automatic up to $300,000 for ERC and RAS and $425,000 for BMA at which point the reinsurance is subject to a facultative review by the reinsurers. At December 31, 1996, CICA had ceded $189,449,000 in face amount of insurance to ERC, $26,669,000 to BMA and $41,813,000 to RAS under these agreements.

             RAS is an unauthorized reinsurer in the state of Colorado; however RAS has agreed to comply with all Colorado statutes regarding such companies. Under these statutes, RAS will provide a letter of credit, issued by a U.S. bank meeting the Colorado requirements, equal to any liabilities it incurs under this agreement.

             A reinsurance treaty with Connecticut General Life Insurance Company (CG) covers all of CICA's accidental death insurance supplementing its life insurance policies. These cessions are on a yearly renewable term basis and occur automatically if total accidental death benefits known to CICA are less than $250,000 or otherwise on a facultative review basis. At December 31, 1996, CICA had ceded $1,327,293,000 in face amount to CG under this treaty.

             Citizens closely monitors the solvency of its reinsurers to minimize the risk of loss in the event of a failure by one of the parties. The primary reinsurers of the Company, ERC, BMA, RAS and CG are large, well capitalized entities which have no current or prior history of financial difficulty.

                 (b) INSURANCE ASSUMED.  At December 31, 1996, CICA had in force reinsurance assumed as follows:

                                                      TYPE OF              AMOUNT
                                                      BUSINESS           IN FORCE AT
      NAME OF COMPANY              LOCATION           ASSUMED            END OF YEAR
      ---------------              --------           -------            -----------
 Prudential Insurance               Newark,           Ordinary
    Company (Prudential)          New Jersey         Group Life         $304,380,000

             The reinsurance agreement with Prudential provides for CICA to assume a portion of the insurance under a group insurance policy issued by Prudential to the Administrator of Veterans' Affairs, in accordance with the Servicemen's Group Life Insurance provisions of Sub-Chapter III of Chapter 19, of Title 38, United States Code. CICA's portion of the total insurance under the policy is allocated to CICA in accordance with the criteria established by the Administrator. The agreement continues in full force and effect at December 31, 1996.

             CICA has also entered into a Serviceman's Group Life Insurance Conversion Pool Agreement with Prudential, under the above described agreement, whereby CICA assumed a portion of the risk of Prudential under the group policy due to excess mortality under the conversion pool agreement resulting from issuing conversion policies as prescribed for membership in the conversion pool.

             INVESTMENTS. State insurance statutes prescribe the quality and percentage of the various types of investments which may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate and mortgage loans by certain specified percentages. CICA's invested assets at December 31, 1996 were distributed as follows: fixed maturities - 70.9%, equity securities - 8.2%, mortgage loans - 1.2%, policy loans - 14.8%, government insured student loans - 0.3%, short-term investments - 0% and other long-term investments - 2.9% (see Note 2 of the "Notes to Consolidated Financial Statements"). Citizens did not foreclose on any mortgage loans in 1996. All mortgage loans are supported by independently appraised real estate. The investment policy of Citizens with regard to mortgage loans is consistent with the provisions of the Colorado Insurance Code.

             At December 31, 1996, 95.9% of CICA's investments in fixed maturities were comprised of U.S. Treasury securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage-backed securities, compared to 97.2% at December 31, 1995. Of these mortgage-backed securities, all were guaranteed by U.S. government agencies or corporations that are backed by the full faith and credit of the U.S. government or that bear the implied full faith and credit of the U.S. government.

             REGULATION. CICA is subject to regulation and supervision by the insurance department of each state or other jurisdiction in which it is licensed to do business. These departments have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of marketing persons, the approval of policy forms, the advertising and solicitation of insurance, the form and content of mandatory financial statements, the reserve requirements, and the type of investments which may be made. CICA is required to file detailed annual reports with each such insurance department, and its books and records are subject to examination at any time. In accordance with state laws and the rules and practices of the National Association of Insurance Commissioners, CICA is examined periodically by examiners of its domiciliary state and by representatives (on an "association" or "zone" basis) of the other states in which it is licensed to do business. CICA's most recent examination which was completed during 1992, was for the six years ended December 31, 1991, and was conducted by a public accounting firm representing the Colorado Division of Insurance. CICA has been notified by the Colorado Division of Insurance to expect an examination during 1997 as of December 31, 1996. CICA is audited annually by an independent public accounting firm. See also "Management's Discussion and Analysis of Results of Operations."

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

             Since CICA does not physically conduct business in countries outside the U.S. but rather accepts applications from overseas marketers, it is not subject to regulation in countries where most of its insureds are residents. The prospect of such regulation is viewed as remote by management of Citizens because obtaining insurance through application by mail outside of one's country is a common practice in many foreign countries, particularly those where CICA's insureds reside.

             COMPETITION. The life insurance business is highly competitive, and CICA competes with a large number of stock and mutual companies. CICA believes that its premium rates and its policies are generally competitive with those of other life insurance companies, many of which are larger than CICA, selling similar types of insurance.

             CICA's marketing plan stresses the sale of dollar-denominated life insurance products to high net worth individuals residing in foreign countries, with present emphasis in Latin America. Approximately 86% of CICA's total first year and renewal premium income during 1996 came from that market, and virtually all new insurance production during 1996 and 1995 was derived from that source. See "Business of CICA - Geographical Distribution of Business." Management believes that CICA is a significant competitor in this market and attributes its success in penetrating that market to the expertise of management, the uniqueness of its life insurance products and competitiveness of its pricing methods.

             CICA faces competition from several other American life insurance companies that also sell U.S. dollar denominated policies to non-U.S. citizens, with no one company being dominant in the market. Some companies may be deemed to have a competitive advantage due to histories of successful operations and large agency forces. Management believes that its experience, combined with the special features of the Ultra Expansion policies, allows CICA to compete effectively in maintaining and pursuing new business.

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

             In CICA's limited block of accident and health insurance, (0.5% of total premium income), it is in competition with many life insurance companies as well as with voluntary and government-sponsored plans for meeting hospitalization and medical expenses such as Blue Cross/Blue Shield, "Medicare" and "Medicaid." Future expansion of such programs or the establishment of additional government health programs could adversely affect the future of accident and health insurance on CICA's books, most of which has been acquired in the acquisition of other companies.

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

             The Revenue Reconciliation Act of 1990 revised the method in which insurance companies claim deductions for policy acquisition costs. Previously, insurance companies were allowed to deduct actual policy acquisition costs as they were incurred. Beginning in 1990, policy acquisition costs are determined as a percentage of annual net premiums and are then deductible on a straight-line basis over a ten-year period rather than treated as an immediate deduction. This change in treatment for acquisition costs has had a significant impact on CICA's taxable income due to the relatively large amounts of such deferrals caused by the increases in new business. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

             CICA files a consolidated Federal income tax return with Citizens and its subsidiaries. At December 31, 1995, the Company had net operating loss carryforwards of $81,000 available to offset taxable income in future years.

    (iii)    BUSINESS OF CTI

             CTI is a wholly-owned subsidiary of CICA and engages in the business of providing data processing services and acquisition and leasing of furniture and equipment for its parent as well as data processing services and software to other companies. Pursuant to an Information Systems Management and Services Contract dated October 1, 1991, CTI provides data processing services to the Company for a fixed fee of $53,000 per month. As of and for the year ended December 31, 1996, CTI's total assets were $787,000 and revenues were $674,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

    (iv)     BUSINESS OF III

             For much of the past decade, III has been dormant. In August, 1993, Citizens sold the stock of III to CICA for its book value. CICA subsequently contributed debit balances receivable of approximately $169,000 to III. III collected such receivables and, as additional consideration, received an airplane which it operates for Citizens and CICA. During 1994, CICA made an additional capital contribution of $200,000 to III. Also, during 1994, III acquired a different airplane for use in providing aviation transportation and services to Citizens and the airplane previously owned by III was sold. As of and for the year ended December 31, 1996, III's total assets were $790,000 and revenues were $166,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

    (v)      BUSINESS OF ALFC

             ALFC, a wholly-owned subsidiary of Citizens, served as the parent holding company for the American Liberty group prior to its acquisition by Citizens. ALFC's total assets, at December 31, 1996, which consist primarily of investments in its subsidiaries' stock, were $8,177,000 and revenues were $76,000. At December 31, 1996, a Plan and Agreement of Merger between Citizens, Inc. and ALFC was pending. During January 1997, ALFC was merged into Citizens, Inc. with Citizens surviving. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

    (vi)     BUSINESS OF ALLIC

             Historically, ALLIC's revenues have been derived from insurance premiums and revenues from investments. ALLIC is a Louisiana-domiciled life insurance company marketing primarily ordinary, whole-life products and accident and health specified disease, hospital indemnity and accidental death policies. During the fiscal year ended December 31, 1996, 47.9% of ALLIC's premium income was attributable to life, endowment and term insurance; 2.8% to individual annuities; and 49.3% to accident and health insurance. Of the life policies in force at December 31, 1996, 66.9% were nonparticipating and 33.1% were participating. During the fiscal year ended December 31, 1995, 48.1% of ALLIC's premium income was attributable to life, endowment and term insurance; 4.0% to individual annuities; and 47.9% to accident and health insurance. Of the life policies in force at December 31, 1995, 80.9% were nonparticipating and 19.1% were participating.

             On November 22, 1996, ALLIC executed a Plan and Agreement of Merger with CICA wherein, effective January 1, 1997, ALLIC will merge with and into CICA, with CICA surviving. At December 31, 1996, the Plan was waiting approval of regulatory authorities in Louisiana and the licensing of CICA to continue ALLIC's business in Mississippi. Management expects to consummate the transaction during the second quarter of 1997.

             The products offered by ALLIC are focused on niche markets in which the Company believes it can effectively compete. The primary niche markets currently targeted include the sale of "pre-need" burial policies and daily hospital indemnity policies for specified illnesses.

             On life policies, ALLIC's maximum coverage on any one life is not limited by company policy. However, ALLIC reinsures the amount of coverage which is in excess of the its retention policy. See "Business of ALLIC - Reinsurance."

             GEOGRAPHICAL DISTRIBUTION OF BUSINESS. For the year ended December 31, 1996, insurance policies held by residents of the State of Oklahoma accounted for 49.7% of ALLIC's total premium income from direct business. Policies held by residents of Mississippi represented 16.5%, Louisiana - 11.6%, Georgia - 8.3% and Texas - 7.9% of premium income from direct business for the same period. All other states of the United States totaled 6% of the premium income from direct business with no single state, except as set forth above, accounting for as much as 2% of premium income. For the year ended December 31, 1995, residents of Oklahoma accounted for 48.5% of total premium income from direct business. Policies held by residents of Mississippi represented 15.1%, Louisiana - 12.4%, Georgia - 9.9%, Texas - 8.1%, and
             Florida - 2.2% of premium income for the same period. No other states in the U.S. amounted to 2% of total premium income during the period.

             The life policies written by ALLIC have an average face amount of approximately $4,000. The low face amount is typical for pre-need and burial business. At December 31, 1996, ALLIC had approximately 9,800 such policies in force.

             MARKETING OPERATIONS. ALLIC holds licenses to do business in 20 states. ALLIC's operations are conducted through independent contractors on a basis similar to a general agency approach, with a marketing force at December 31, 1996 of approximately 200 representatives.

             COMMISSIONS. ALLIC's marketing representatives are independent contractors, responsible for their respective marketing-related expenses, and they are compensated on a percentage of premium basis. During 1996, the maximum amount of commission expense incurred by ALLIC on an individual life insurance policy was 105% of the first year premium, 15% of the second through tenth year premium. For accident and health insurance, the maximum commission was 100% of premium in the first year and 18% thereafter. Marketing managers receive overriding first year and renewal commissions on business written by individuals under their supervision.

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

                 (a) INSURANCE CEDED.  ALLIC generally retains $30,000 of risk on any one person for life insurance and cedes 100% of each accidental benefit risk on accident and health insurance policies. As of December 31, 1996, the aggregate amount of life insurance ceded amounted to $995,000 or 2.3% of total direct and assumed life insurance in force. ALLIC is contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.

             As of December 31, 1996, ALLIC had in effect one automatic reinsurance agreement that provide for cessions of ordinary insurance from ALLIC in excess of its retention of $30,000 with a minimum cession of $2,000. On accident and health insurance, there is an additional agreement which provides for automatic cession of 100% in 1996 and thereafter of accidental death risks.

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

                 (b) INSURANCE ASSUMED.  At December 31, 1996, ALLIC had in
             force no reinsurance assumed.

             INVESTMENTS. State insurance statutes prescribe the quality and percentage of the various types of investments which may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate and mortgage loans by certain specified percentages. ALLIC's invested assets at December 31, 1996 were distributed as follows: fixed maturities - 90.5%, equity securities - 2.5%, mortgage loans - none, policy loans - 1.5%, government insured student loans - none, cash and short-term investments - 4.5% and other long-term investments - 0.6%.

             At December 31, 1996, 32.9% of ALLIC investments in fixed maturities were comprised of U.S. Treasury securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage- backed securities. Of these mortgage-backed securities, all were guaranteed by U.S. government agencies or corporations that are backed by the full faith and credit of the U.S. government or that bear the implied full faith and credit of the U.S. government. Of the remaining fixed maturities, 63.0% are corporate securities and 4.1% are issued by States or Territories of the U.S. and Canada. None of ALLIC's bonds are less than investment grade.

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

             ALLIC's marketing plan stresses the sale of pre-need or burial policies as its primary life insurance product. Approximately forty-eight percent (48%) of the Company's total first year and renewal premium income during 1996 came from that market, and a similar percentage of new insurance production during 1995 was derived from that source. See "Business of ALLIC - Geographical Distribution of Business." Management believes that ALLIC has the potential to be a significant competitor in this market and attributes its success in penetrating that market to the expertise of management, the uniqueness of its life insurance products and competitiveness of its pricing methods.

             ALLIC faces competition from several other life insurance companies that also sell pre-need and burial policies, with no one company being dominant in the market. Some companies may be deemed to have a competitive advantage due to histories of successful operations and large agency forces. Management believes that its experience, combined with the special features of the pre-need program allows ALLIC to compete effectively in maintaining and pursuing new business. However, the high cost associated with the expansion of this market may inhibit ALLIC's ability to penetrate to a significant degree.

             The second aspect of ALLIC's marketing program involves the sale of hospital indemnity policies for specified illnesses. This block of business accounted for approximately 49% of total first year and renewal premium in 1996. ALLIC is in competition with many life insurance companies as well as with voluntary and government-sponsored plans for meeting hospitalization and medical expenses such as Blue Cross/Blue Shield, "Medicare" and "Medicaid." Future expansion of such programs or the establishment of additional government health programs could adversely affect the future of accident and health insurance on ALLIC's books.

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

             The Revenue Reconciliation Act of 1990 revised the method in which insurance companies claim deductions for policy acquisition costs. Previously, insurance companies were allowed to deduct actual policy acquisition costs as they were incurred. Beginning in 1990, policy acquisition costs are determined as a percentage of annual net premiums and are then deductible on a straight-line basis over a ten-year period rather than treated as an immediate deduction. This change in treatment for acquisition costs has had a significant impact on ALLIC's taxable income due to the relatively large amounts of such deferrals caused by the increases in new business. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations." ALLIC presently qualifies for a small company exception which allows it to deduct the costs over a shorter five-year period.

             In 1996 ALLIC filed a separate Federal income tax return. ALLIC filed a consolidated Federal income tax return with ALFC and its subsidiaries prior to the acquisition by Citizens. At December 31, 1996 ALLIC had net operating loss carryforwords of $613,000 to offset taxable income in future years.

    (vii)    BUSINESS OF FAIC

             FAIC was formed in November 1984 for the purpose of organizing and financing proposed funeral home companies (FHL and FHA) and a proposed Louisiana life insurance company. FAIC offered stock to residents of the State of Louisiana during 1993 and 1994, raising approximately $1,200,000 in gross proceeds. FHL was capitalized with approximately $530,000 of the offering proceeds and FHA was capitalized with approximately $500,000. The offering was suspended in 1995. Currently, FAIC's activities are limited to ownership of FHL and FHA, comprising its total assets of $1 million at December 31, 1996 with total revenues of $4,700. See
             Item 1(a) General Development of Business.

    (viii)   BUSINESS OF FHL

             Formed in 1989, FHL owns and operates a funeral home in Baker, Louisiana. Constructed in 1992, the Baker Funeral Home constitutes the primary business function of FHL. At December 31, 1996, FHL had total assets of $599,000 and total revenues of $261,000.

    (ix)     BUSINESS OF FHA

             FHA was formed in 1993 to construct an additional funeral home. Currently those plans have been suspended and the company is dormant. At December 31, 1996, FHA had total assets of $517,000 and total revenues of $21,000.

    (x)      BUSINESS OF IIH

             Insurance Investors and Holding Company served as the parent holding company for Central Investors Life Insurance Company of Illinois prior to the 1996 acquisition by Citizens. Formerly a Registrant under the Securities Act of 1933, this Company is currently dormant.

    (xi)     BUSINESS OF CILIC

             CILIC is an Illinois domiciled life insurer admitted to do business in four states. Dormant for several years, the Company services a closed block of life insurance policies. At December 31, 1996, CILIC had assets of $2.7 million and revenues of $179,000.

ITEM 2.      DESCRIPTION OF PROPERTIES

             CICA owns its principal office in Austin, Texas, consisting of an 80,000 square foot office building. Approximately 27,000 square feet is occupied by CICA and its affiliates with the remainder of the building being leased or for lease. At December 31, 1996, the occupancy rate of the property was approximately 95%.

             CICA also owns 1.10 acres of land with a 13,000 square foot office building which previously served as the Company's executive offices. The property has a book value of $158,000. A triple-net lease was executed during 1995 on the building for a term of three years, with a purchase option at a price of $850,000 during the period.

             During 1995, CICA acquired through foreclosure, a 7,500 square foot office property in Wheatridge, Colorado for $116,000. Subsequently, the Company renovated the property, bringing its investments to $230,000. This property has previously been appraised for $475,000. Management had planned to use this building in conjunction with the Company's operations; however, decided to dispose of property and listed it for sale at $490,000 in December 1996.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matters were submitted to shareholders of Citizens during the fourth calendar quarter of 1996.

                                    PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

    (a) Citizens' Class A common stock is traded on the American Stock Exchange (Amex). The high and low prices per share as supplied by the Amex Monthly Statistical Report are as follows.


                                    1996                        1995
                             ------------------       ----------------------
    QUARTER ENDED             HIGH         LOW         HIGH             LOW
    -------------            ------      ------       ------           -----
 March 31                    9.13         8.50         9.25             7.13
 June 30                     7.50         5.13         9.69             8.25
 September 30                8.13         7.38        15.63             7.25
 December 31                 9.75         7.69         9.88             8.06



    (b) Citizens' Class A common stock is listed on the American Stock Exchange under the symbol CIA.

    (c) As of December 31, 1996, the approximate number of record owners of Citizens' Class A common stock was 14,200. Management estimates the number of beneficial owners to be approximately 48,000.

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

                                                       YEAR ENDED DECEMBER 31,
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
                             ------------------------------------------------------------------------
                                                                              1993          1992
                                 1996          1995            1994      (AS RESTATED)  (AS RESTATED)
                             ------------   ------------   ------------   ------------   ------------
NET OPERATING REVENUES       $     63,822   $     53,130   $     49,212   $     42,761   $     33,134
NET INCOME                   $      2,214   $      2,750   $      4,175   $      5,526   $      3,907
NET INCOME PER SHARE         $        .11   $        .16   $        .25   $        .34   $        .24
TOTAL ASSETS                 $    214,455   $    205,486   $    149,798   $    134,105   $    116,230
TOTAL LIABILITIES            $    147,572   $    140,773   $    114,742   $    106,090   $     93,442
TOTAL STOCKHOLDERS' EQUITY   $     66,883   $     64,713   $     35,056   $     28,015   $     22,787
BOOK VALUE PER SHARE         $       3.29   $       3.24   $       1.99   $       1.68   $       1.37

    See Part I (b) - Financial information regarding the insurance business and
Item 7 - Management's Discussion and Analysis.

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

             The Insurance Investors agreement, consummated March 12, 1996, provided that, following the acquisition by Citizens, Investors' shareholders will receive one share of Citizens' Class A Common Stock for each eight shares of Investors Common Stock owned. Additionally, Citizens acquired all shares of Central Investors Life Insurance Company, a 95% owned subsidiary of Insurance Investors & Holding, based upon an exchange ratio of one share of Citizens' Class A common stock for each four shares of Central Investors owned. The transaction, which was accounted for as a purchase, involved the issuance of approximately 171,000 shares.

             On October 28, 1996, Registrant announced that it had signed definitive written agreements for the acquisition of American Investment Network, Inc. (American Investment), a life insurance holding company headquartered in Jackson, Mississippi with $7.5 million in assets, $3.4 million of stockholders' equity, revenues of $3.2 million and $67 million of life insurance in force.

             The American Investment agreement provides that following the acquisition by Registrant, American Investment shareholders will receive 1 share of Registrant's Class A Common Stock for each 7.2 shares of American Investment Common Stock owned. Citizens expects to issue approximately 700,000 Class A shares in connection with the transaction, which will be accounted for as a purchase. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on the Citizens' system. The agreement is subject to approval by American Investment's shareholders and regulatory authorities and is expected to close in mid 1997.

             RESULTS OF OPERATIONS

             Net income for the year ended December 31, 1996 was $2,213,726 or $.11 per share compared to $2,750,212 or $.16 per share in 1995 and $4,174,558 or $.25 per share in 1994. Increases in expenses associated with ALLIC's marketing activities and a minimal increase in the sale of new international life insurance premiums caused the decline in earnings in 1996. Decreased writing of new life insurance premiums contributed to the lower earnings in 1995, coupled with increased operating expenses incurred to acquire and convert ALFC.

             Total revenues for the year ended December 31, 1996 were $63,822,160 compared to $53,130,172 in 1995, an increase of 20.1%.
             The substantial revenue growth in 1996 is attributable to the inclusion of ALLIC for the entire year, which contributed approximately $9,200,000 to revenues. The 1995 revenues were 7.9% greater than 1994 when total revenues were $49,211,998. The smaller increase in revenues during 1995 resulted primarily from a reduction in new premium sales, whose decline offset increased investment income during the year. In 1995, the revenues of ALLIC are included only from the purchase date of September 14, 1995, and as such, only $2.6 million of ALLIC's total revenues of $9 million were included in the Company's results.

             Premium income reached $53,914,361 in 1996, a 16.9% increase over the previous year when premium income totaled $46,125,093. The 1995 amount represented a 5.3% increase over 1994 when premiums amounted to $43,785,361. Premiums for 1996 were boosted by the inclusion of ALLIC. ALLIC contributed $3.8 million of accident and health premium and an additional 4.1 million of life premiums. Additionally, CICA increased new premium sales to $9.7 million during the year from $9.5 million in 1995, which was a decrease from $11.8 million in 1994. In 1994 and 1995, management did not emphasize new business production due to its desire to increase Company capitalization before further expanding its premium writing. Additionally, during 1995, the Company saw significant disruption in the Argentine economy, lowering sales from that region which had been a major contributor to the Company's overall sales in recent years. Management believes the disruption has passed in that market and expects to see improved production from that area in the future although these expectations may not be realized for a variety of reasons including political and governmental disturbances, economic disturbances and other factors beyond the Company's control.. Additionally, only a small portion of the premium revenues of ALLIC are included in the 1995 results as described above.

             During late 1995 and 1996, management made a significant effort to expand the writing of pre-need insurance on the part of ALLIC. Included in this effort was the addition of several field agency managers, the design of new products, and printing of promotional materials. Despite this commitment and incurrence of approximately $700,000 in expenses, management abandoned these efforts late in 1996. It is management's belief that ALLIC is better served to continue to exploit its niche selling specialty accident and health life products through existing distribution channels although factors such as the reaction of the remaining ALLIC sales representatives to discontinuation of this effort as well as general competitive factors will affect the actual outcome. Because only a nominal amount of new premium was written through the now discontinued expansion efforts, management does not expect the change in focus to have a material effect on new sales. Management does, however, believe that the loss of momentum as a result of withdrawal of the program will cause a disruption in ALLIC's sales. The annual sales of new premiums produced by ALLIC represents less than 10% of total new premiums produced by the Company; therefore management does not believe this will have an adverse effect on the Company.

             Net investment income increased 30.7% during 1996 to $9,185,506 from $7,026,909 in 1995. In 1994, such income was $5,295,784.
             The 1996 results reflect actions taken during late 1994 and early 1995 to extend the duration of the Company's portfolio slightly to take advantage of higher yields. Overall, the duration was increased to approximately 6 years from 4 to 5 years. Additionally, the acquisition of ALLIC which increased the Company's invested assets by approximately $17.8 million, contributed, along with the Company's own internal growth. ALLIC represented $550,000 of 1995's investment income; however, this amount represented only slightly more than three months of earnings on that asset base. In 1996, the contribution was $1.2 million. The low yields available in the bond market during the Company's growth period have made it difficult to increase the return on the Company's invested assets without exposing the portfolio to undue risk; however, management believes that as yields rise (which occurred during 1994 and early 1995 and again in late 1996) the Company is positioned to take advantage of the investment opportunities that will present themselves and, thus, enhance future returns. Management hired the investment advisory firm of Asset Allocation and Management, Inc. of Chicago ("AAM"), Illinois in late 1995 to manage the Company's fixed maturity portfolio. It is the belief of management that an overall increase in returns can be achieved by implementing the plans of AAM to provide more diversity in the portfolio without significantly increasing risk. During 1996, a nominal reconfiguration was begun. In lieu of purchasing U.S. Treasury instruments, the Company began to purchase U.S. Government guaranteed mortgage pass-through securities. Management believes that an approximate 50 basis point increase in return can be achieved through the switch assuming current market yields do not decline.. Additionally, approximately $3 million of A to AA rated private placement bonds were acquired. Management expects to continue this strategy throughout 1997 as opportunities present themselves.

             Future policy benefit reserves increased $8,198,243 in 1996, compared to $11,033,763 in 1995 and $11,910,751 in 1994.
             Increased surrender activity during the year was the primary reason for the lower reserve increase in 1996. The decreased production in 1995, coupled with lower reserves as a result of a lower capitalization rate on policy acquisition costs, along with higher surrender activity in the international market as a result of the disruption described above, were the reasons for the lower reserve increase in 1995. Increasing premium income and favorable persistency in relation to premiums are the primary reasons for the increase in 1994. Increases in surrender activity on the block of Universal Life business acquired in the First Centennial Corp. acquisition in 1992 slowed the level of increase, particularly in 1994. These surrenders, which were expected by management, were increased by the relatively low interest rates paid on these plans during 1994 compared to the rates that were in effect several years ago when the plans were sold. Additionally, in the early years of a policy, the net reserves (benefit reserve less deferred acquisition costs) are small due to the large capitalized costs in the first and second policy years. As the policy matures, the reserve increases. The Company's reserves are certified annually by an independent actuary. Such certification noted no deficiencies for the years presented.

             Overall policyholder dividends remained relatively stable in 1996 amounting to $2,363,201 from $2,422,168 in 1995 and $2,381,581 in
             1994. In late 1993, management reduced the dividends paid on various plans to reflect the lower levels of return that were available in the bond market. As a result, the dividends paid in recent years have not been growing. Virtually all CICA's policies that have been sold since 1989 are participating. Participating policies represent a large majority (87%) of the Company's business in force and over 90% of new issues in 1996 and 1995. As a result, management expects continued growth in this item subject to factors such as persistency and future sales; however, dividends are factored into the policies' premiums and thus management does not believe continued increases in dividend expense will impair or dilute future profitability.

             Claims and surrenders increased 34.4% in 1996, reaching $25,919,054 from $19,282,954 in 1995. In 1994, such expenses were
             $16,635,259. The 1995 increases result primarily from growth in surrenders and endowments.

             Death benefits increased to $3,667,159 in 1996, compared to $2,923,339 in 1995. In 1994, such benefits were $2,533,569.
             ALLIC claims amount to $1,313,390 of the 1996 results. A large portion of the 1995 increase ($290,945) is attributable to the acquisition of ALLIC in September. The remaining increase in 1995 is due to the growth in the Company's in force business. During 1994, the claims incurred on the Servicemen's Group Life Insurance ("Segli") program returned to levels seen prior to 1993, declining by approximately $500,000. Additionally, during 1994 claims on the Company's in force business remained static with those incurred in 1993, despite the increasing block of business in force. The Company has historically adhered to a strict underwriting policy which requires complete medical examinations on all applicants who are foreign residents, except children, regardless of age or face amount of the policy applied for. For 1996 and future years, management initiated a change to more selective medical examinations in conjunction with dry spot blood tests and extensive medical questions on the application in order to lower the cost of new business without sacrificing necessary information for the underwriter. Additionally, X-rays and electrocardiograms are required depending on age and face amount of the policy. On all policies of $150,000 or more, inspection reports are required which detail the background resources and lifestyle of the applicant. The Company has developed numerous contacts throughout Latin America with which its underwriters can validate information contained in the application, medical or inspection report. The relatively high death claims experienced on the ALLIC block of business are expected due to the nature of the business (burial insurance) and the higher ages associated with such business.

             Endowment expense grew from $4,631,261 in 1995 to $5,192,607 in 1996, a 12.1% increase. In 1994, such expenses were $4,475,462. Beginning in late 1990, Citizens introduced a new series of plans called "Ultra Expansion Plus" which carried an immediate endowment benefit of an amount elected by the policyowner. This endowment is factored into the premium of the policy and is paid annually. Management does not expect this benefit to adversely impact profitability since it is factored into the cost of the policy.

             Policy surrenders were $14,421,683 in 1996, compared to $10,611,335 in 1995 and $8,637,306 in 1994. The increase in surrenders is, in the opinion of management, due to acquisitions and the growing block of business in force, as well as representative of the economic problems seen in Argentina during 1995 and early 1996.

             During 1996, commissions increased to $12,447,664 from $10,273,173 in 1995. During 1995, commissions declined to $10,273,173 from $12,382,372 in 1994. The majority of such amounts paid relates to first year commissions which were $8,677,297, $7,292,264 and $9,925,028, respectively, in 1996, 1995, and 1994. The 1996 increases relate to improved sales activity in CICA and approximately $1.5 million associated with ALLIC. The decline in first year commissions during 1995 relates to the slowdown in new sales discussed earlier.

             Underwriting, acquisition and insurance expenses increased to $9,500,973 in 1996 from $7,102,401 in 1995 and $5,079,538 in 1994.
             The 1996 expenses include approximately $3.2 associated with ALLIC. Due to the consolidation of ALLIC's operations with CICA, management believes significant reductions can be achieved through economies of scale. In order to convert a majority of CICA's marketing overhead from fixed to variable, management began discussions in early 1997 with an independent international marketing company to serve as managing agent for the Company's international marketing activities. This firm would receive an overriding commission on all new business sold internationally in exchange for the absorption of all marketing management and promotion activities. By taking such actions, management believes approximately $900,000 of fixed overhead can be converted to a variable expense in 1997 and thereafter.

             Management has utilized firms such as this in previous periods with great success at obtaining increases in sales and expense reductions. Additionally, management undertook the expense reductions associated with ALLIC's marketing operations discussed previously. These actions should result in an additional $700,000 of annual overhead reduction in future periods based upon the 1996 level of expenditures and the factors described earlier regarding the discontinued marketing operations. The 1995 expense increase reflects the growth experienced by the Company in recent years, particularly in the marketing area. As a result of a change in late 1993 in the management of marketing efforts, the Company absorbs a greater portion of the expense in exchange for paying lower first year commissions. The growth in expense in 1994 is primarily related to the increased home office marketing costs.

             Capitalized deferred policy acquisition costs were $10,531,222 in 1996, compared to $10,579,704 in 1995 and $13,128,049 in 1994.
             The decline in amounts in 1995 reflects the lower level of new sales experienced during the year, as well as the lower interest rate environment. There was an adjustment of capitalization for 1994 and after issued policies to reflect the lower interest rates available to be earned on the Company's investment portfolio compared to earlier years. Amortization of these costs was $10,221,917, $8,511,876 and $7,203,593 respectively in 1996, 1995, and 1994. The increased surrender activity discussed above contributed to the increased amortization in 1996.

             Amortization of cost of insurance acquired and excess of cost over net assets acquired increased to $1,398,859 in 1996 from $678,997 in 1995 and $606,487 in 1994. The increase is attributable to the goodwill and cost of insurance recorded on the acquisitions of ALLIC and IIH.

             LIQUIDITY AND CAPITAL RESOURCES

             Stockholders' equity increased to $66,830,016 at December 31, 1996 from $64,712,990 in 1995. The acquisition of IIH and the income earned during the period were the primary reasons for the growth in equity during 1996. The IIH acquisition discussed previously, increased invested assets by $2,995,000 and stockholders' equity by $1,542,501. The increase in equity during the year would have been greater but for a $1,978,000 unrealized loss (net of tax) on the Company's available-for-sale bond portfolio. This unrealized loss was attributable to decreases in prices in the bond market in 1996.

             On October 27, 1994, Citizens completed the offering of 916,375 shares of its Class A Common Stock under an exemption from registration under the Securities Act of 1933. The offering was made under Regulation S, which permits shares offered outside of the United States to non-United Stated persons pursuant to its guidelines may be resold in the United States by persons who are not an issuer, underwriter or dealer following a certain period after the close of the offering period. The offering price was $7.00 per share. The closing market price of the Class A common shares on the date of the offering commencement was $7.75 per share (as reported by the American Stock Exchange). The Company sold 916,375 shares, generating gross proceeds of more than $6.4 million, and net proceeds of approximately $5.4 million.
             Management was pleased with the amount of capital generated through the offering; however, it believes that the offering period was too short in light of the manner in which business is typically transacted overseas. Because of the success of the offering in the limited time period, a second offering was initiated in May 1995. The second offering, to the Company's international policyholders, expires in October 31, 1997. It currently prices the shares at $7.50 and requires a three-year holding period. As of December 31, 1996, approximately 135,350 shares had been purchased through the second Reg. S offering, resulting in a net increase to capital of $1,084,000.

             Invested assets grew to $138,311,136 in 1996 from $130,024,739 at December 31, 1995, an increase of 6.4%. The acquisition of IIH contributed approximately $2 million to said increase. The balance of the growth is attributable to the internal growth achieved by the Company. At December 31, 1996, fixed maturities have been categorized into two classifications: Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available for sale which are valued at market. The Company does not have a plan to make material dispositions of fixed maturities during 1997; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out sales during 1997. Fixed maturities held to maturity, amounting to $5,627,256 consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

             The Company's mortgage loan portfolio, which constitutes 1.2% of invested assets at December 31, 1996, (1.5% at December 31,1995) has historically been composed of small residential loans in Texas. At December 31, 1996, no mortgage loans were in default. At December 31, 1995, one mortgage loan was in default with a principal balance of approximately $92,000. During 1995, the loan to an affiliate described below was foreclosed. Management has established a reserve of $50,000 at December 31, 1996 (approximately 3% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio.

             Policy loans comprise 14.3% of invested assets at December 31, 1996 compared to 14.5% at December 31, 1995. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

             Cash balances of the Company in its primary depository, Texas Commerce Bank Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at December 31, 1996. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. At December 31, 1996, management does not believe the Company is at risk for such a loss. During 1997, the Company intends to utilize short-term Treasury Bills and highly-rated commercial paper as cash management tools to minimize excess cash balances and enhance return.

             In February 1992, the Company paid cash for an 80,000 square foot office building in Austin, Texas to serve as its primary office. This building will, in the opinion of management, provide adequate space for the Company's operations for many years. Renovation and remodeling of the property began in the third quarter of 1992 and the Company relocated to the building in September 1993. The Company occupies approximately 27,000 square feet of space in the building. The Company's former office property, consisting of approximately 13,000 square feet in Austin, with a carrying value of $158,000 was leased to a third party on a triple-net basis for three years during 1995. The lease provided that the party can purchase the building during the first 18 months of the lease for $850,000 cash, with no lease payments applying to the purchase price. The option period expired in 1996. The property is being re-marketed with a $1.5 million asking price. The tenant retains a right of first refusal for the remainder of the lease.

             CICA owned 1,955,457 shares of Citizens Class A common stock at December 31, 1996 and 1995. For statutory accounting purposes, CICA received written approval from the Colorado Insurance Department to carry its investment in Citizens at 50% of the fair market value limited to 7% of admitted assets ($8,310,000), which differs from prescribed statutory accounting practices. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of December 31, 1996, that permitted transaction increased statutory surplus by $4,000,000 over what it would have been had prescribed accounting practices been followed. In the Citizens' consolidated financial statements, this stock is shown as treasury stock. During 1995, Citizens re-acquired 115,943 of these shares and retired them.

             CICA had outstanding at December 31, 1996, a $466,000 surplus debenture payable to Citizens. For statutory accounting purposes, this debenture is a component of surplus, while for GAAP it is eliminated in consolidation. Citizens has recognized a liability for its related obligation to a bank in a like amount.

             The NAIC has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk- based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk- based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 1996 and 1995, CICA, ALLIC and CILIC were well above required minimum levels.

FINANCIAL ACCOUNTING STANDARDS

             In May 1993, the FASB issued Statement 114 "Accounting by Creditors for Impairment of a Loan" ("Statement 114"). Statement 114 requires impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement 114 is effective for years beginning after December 15, 1994 Implementation did not have a material impact on the Company's financial statements.
             In March 1995, the FASB issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Statement 121 established accounting standards for the recognition and measurement of impairment on long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. This statement does not apply to long-lived assets such as deferred policy acquisition costs and deferred tax assets. Statement 121 is effective for fiscal years beginning after December 15, 1995. The Statement did not have a material impact on the Company's financial statements.

             Also in 1993, the FASB issued Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). Statement 115 requires the classification of debt and equity securities as held to maturity, trading or available for sale based on established criteria. Trading securities are bought and held principally for the purpose of resale in the near term. The Company had no investment securities classified as trading at January 1, 1994, December 31, 1996 or December 31, 1995. Held-to-maturity securities are those in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available- for-sale.

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

ITEM 8.      FINANCIAL STATEMENTS

                                 CITIZENS, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


                                                                             PAGE
                                                                           REFERENCE
                                                                           ---------
             Independent auditor's report                                     43
             Consolidated balance sheets at
                  December 31, 1996 and 1995                                 44-45
             Consolidated statements of operations
                  - years ended December 31, 1996, 1995 and 1994             46-47
             Consolidated statements of stockholders' equity
                  - years ended December 31, 1996, 1995 and 1994              48
             Consolidated statements of cash flows
                  - years ended December 31, 1996, 1995 and 1994             49-50
             Notes to consolidated financial statements                      51-66
             Schedules at December 31, 1996 and 1995:

                  Schedule II - Condensed Financial
                  Information of Registrant                                  67-69
             Schedules for each of the years in the three-year
                  period ended December 31, 1996:

                          Schedule IV - Reinsurance                            70

All other schedules have been omitted as the required information is inapplicable or the information required is presented in the financial statements or the notes thereto filed elsewhere herein.

ITEM 9.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             During the 24 months preceding the date of the audited financial statements of Citizens included herein, there has been no change of accountants made by Citizens, nor has it reported on Form 8-K any disagreements between the Company and its independent accountants.

                                    PART III

Items 10, 11, 12, and 13 of this Report incorporate by reference the information in the Company's definitive proxy material under the headings "Stock and Principal Stockholders," "Control of the Company," and "Election of Directors." to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

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

    (a)      3   EXHIBITS

                                                                                                      EXHIBIT
  EXHIBIT NO.                                       DESCRIPTION                                       PAGE NO.
  -----------                                       -----------                                       --------
      (1)             Underwriting Agreement                                                            N/A
      (2)             Plan of acquisition, reorganization, arrangement, liquidation or
                      succession                                                                        (e)
      (3)             3.1  Articles of Incorporation; as amended                                        (d)
                      3.2  Bylaws                                                                       (b)
      (4)             Instruments defining the rights of security holders, including
                      indentures                                                                        N/A
      (5)             Opinion re:  Legality                                                             N/A
      (6)             (Removed and Reserved)                                                            N/A
      (7)             (Removed and Reserved)                                                            N/A
      (8)             Opinion re:  Tax Matters                                                          N/A
      (9)             Voting Trust Agreement                                                            N/A
      (10)            Material Contracts
                     10.1           Automatic Yearly Renewable term (NR) Life Reinsurance
                                    Agreement between Citizens Insurance Company of
                                    America and The Centennial Life Insurance Company
                                    dated March 1, 1982                                                (a)
                     10.2           Stock Purchase Agreement between Citizens Insurance
                                    Company of America and Citizens, Inc.                              (a)
                     10.3           Plan and Agreement of Merger and Exchange by and among
                                    Insurance Investors & Holding Co., Central Investors
                                    Life Insurance Company of Illinois, Citizens, Inc. and
                                    Citizens Acquisition, Inc.                                         (g)
                     10.4           Self-Administered Automatic Reinsurance Agreement -
                                    Citizens Insurance Company of America and Riunione
                                    Adriatica di Sicurta, S.p.A.                                       (h)

                     10.5           Plan and Agreement of Exchange dated October 28, 1996
                                    between Citizens, Inc. and American Investment
                                    Network, Inc.                                                      (h)
                     10.6           Agreement and Plan of Merger dated October 31, 1996
                                    between Citizens Insurance Company of America, CICA
                                    Acquisition, Inc., and First American Investment
                                    Corporation                                                        (h)
                     10.7           Plan and Agreement of Merger dated November 22, 1996
                                    between Citizens, Inc. and American Liberty Financial
                                    Corporation, as amended                                            (h)
                     10.8           Plan and Agreement of Merger dated November 22, 1996
                                    between Citizens Insurance Company of America and
                                    American Liberty Life Insurance Company, as amended                (h)
                     10.9           Bulk Accidental Death Benefit Reinsurance Agreement
                                    between Connecticut General Life Insurance Company and
                                    Citizens Insurance Company of America, as amended                  (h)

      (11)            Statement re:    Computation of per share earnings                                N/A
      (12)            Statement re:    Computation of ratios                                            N/A
      (13)            Annual report to security holders, Form 10-Q or quarterly report to               N/A
                      security holders
      (14)            (Removed and Reserved)                                                            N/A
      (15)            Letter re:   Unaudited interim financial statements                               N/A
      (16)            Letter re:   Change in certifying accountant                                      N/A
      (17)            Letter re:   Director resignation                                                 N/A
      (18)            Letter re:   Change in accounting principles                                      N/A
      (19)            Report furnished to security holders                                              N/A
      (20)            Other documents or statements to security holders                                 N/A
      (21)            Subsidiaries of the registrant                                                   Filed
                                                                                                      herewith
      (22)            Published report regarding matters submitted to a vote of
                      security holders                                                                  N/A
      (23)            Consents of expert and counsel                                                   Filed
                                                                                                      herewith
      (24)            Power of Attorney                                                                 See
                                                                                                     signature
                                                                                                        page
      (25)            Statement of eligibility of trustee                                               N/A
      (26)            Invitations for competitive bids                                                  N/A
      (27)            Financial Data Schedule                                                          Filed
                                                                                                      herewith
      (28)            (Removed and Reserved)                                                            N/A
      (99)            Additional Exhibits                                                               N/A

----------

(a) Filed as a part of the Amended No. 1 to Registration Statement on Form S-4, SEC File No. 33--4753, filed on or about June 19, 1992.

(b) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
(c) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(d) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(e) Filed with or referenced in the Registrant's Current Report on Form 8-K dated December 9, 1994 and incorporated herein by reference.
(f) Filed as a part of the Registration Statement on Form S-4, SEC File No. 33--59039, filed on or about May 2, 1995.
(g) Filed as a part of the Registration Statement on Form S-4, SEC File No. 33--63275, filed on or about October 6, 1995.
(h) Filed as a part of the Registration Statement on Form S-4, SEC File No. 333--16163, filed on or about November 14, 1996.

    (b)      REPORTS ON FORM 8-K

(1) Form 8-K dated October 28, 1996 reporting pursuant to Item 5 (Other Events) the execution of a definitive acquisition agreement with American Investment Network, Inc., a life insurance holding company based in Jackson, Mississippi.
(2) Form 8-K dated November 19, 1996 reporting pursuant to Item 9 (Sales of Equity Securities Pursuant to Regulation S).
(3) Form 8-K dated December 23, 1996 reporting pursuant to Item 9 (Sales of Equity Securities Pursuant to Regulation S).

                                 CITIZENS, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


                                                                              PAGE
                                                                            REFERENCE
                                                                            ---------
             Independent auditors' report                                     43

             Consolidated balance sheets at
                  December 31, 1996 and 1995                                 44-45

             Consolidated statements of operations
                  - years ended December 31, 1996, 1995 and 1994             46-47

             Consolidated statements of stockholders' equity
                  - years ended December 31, 1996, 1995 and 1994              48

             Consolidated statements of cash flows
                  - years ended December 31, 1996, 1995 and 1994             49-50

             Notes to consolidated financial statements                      51-66

             Schedules at December 31, 1996 and 1995:

                  Schedule II - Condensed Financial
                  Information of Registrant                                  67-69

             Schedules for each of the years in the three-year
                  period ended December 31, 1996:

                          Schedule IV - Reinsurance                           70




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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                                                     KPMG PEAT MARWICK LLP

Dallas, Texas
February 21, 1997

                        CITIZENS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                             ASSETS                        1996          1995
                             ------                    ------------  ------------
Investments (note 2):
     Fixed maturities held to maturity,
             at amortized cost (market $5,217,000
             in 1996 and $5,700,000 in 1995)           $  5,627,256  $  5,636,785
     Fixed maturities available for sale at market,
             (cost $110,759,634 in 1996 and
             $97,515,359 in 1995)                       109,723,050    99,464,551
     Equity securities, at market (cost $89,580
             in 1996 and $23,329 in 1995)                    50,155            --
     Mortgage loans on real estate (net of reserve
             of $50,000 in 1996 and $145,080 in 1995)     1,672,522     1,910,608
     Policy loans                                        19,819,125    18,911,275
     Guaranteed student loans (net of reserve of
             $10,000 in 1996 and 1995)                      298,683       333,387
     Other long-term investments                            920,345       679,436
     Short-term investments                                 200,000     3,088,697
                                                       ------------  ------------
                        Total investments               138,311,136   130,024,739

Cash                                                      6,085,383     4,160,156
Other receivables                                           594,088     1,219,107
Accrued investment income                                 1,682,084     2,022,809
Reinsurance recoverable                                   1,773,541     1,857,900
Deferred policy acquisition costs                        36,933,753    36,624,448
Other intangible assets                                   1,633,625     1,820,325
Federal income tax receivable                               357,608            --
Cost of insurance acquired (note 3)                       7,219,594     7,522,827
Excess of cost over net assets acquired                  13,677,800    14,045,848
Property, plant and equipment                             5,442,578     5,546,075
Other assets                                                743,636       642,013
                                                       ------------  ------------

                                                       $214,454,826  $205,486,247
                                                       ============  ============

                        CITIZENS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1995


          LIABILITIES AND STOCKHOLDERS' EQUITY           1996             1995
          ------------------------------------       -------------   -------------
Liabilities:
    Future policy benefit reserves (notes 4 and 5):
             Life insurance                          $ 123,812,996   $ 114,727,748
             Annuities                                   3,936,178       4,261,847
             Accident and health                         4,651,905       4,337,782
    Dividend accumulations                               3,961,603       3,602,706
    Premium deposits                                     1,803,358       1,553,414
    Policy claims payable (notes 5 and 10)               2,966,818       3,197,291
    Other policyholders' funds                           1,958,992       1,945,332
                                                     -------------   -------------
                      Total policy liabilities         143,091,850     133,626,120

    Other liabilities                                    2,052,001       2,001,320
    Commissions payable                                    928,288         692,578
    Notes payable (note 6)                                 489,166         772,834
    Deferred Federal income tax (note 12)                  842,250       2,372,742
    Federal income tax payable                                  --       1,025,106
      Minority interest                                         --          14,954
    Amounts held on deposit                                168,255         267,603
                                                     -------------   -------------
                         Total liabilities             147,571,810     140,773,257
                                                     -------------   -------------

Stockholders' equity (notes 7, 8, and 9):
    Common stock:
    Class A, no par value, 50,000,000 shares
    authorized, 21,761,894 shares issued
    in 1996 and 21,415,872 shares issued
    in 1995, including shares in treasury of
    2,077,947 in 1996
                                                        45,941,552      44,007,339
    Class B, no par value, 1,000,000 shares
    authorized, 621,049 shares issued and
    outstanding in 1996 and 1995                           283,262         283,262
    Unrealized investment gain (loss) (note 2)            (710,166)      1,267,747
    Retained earnings                                   23,430,634      21,216,908
                                                     -------------   -------------
                                                        68,945,282      66,775,256
Treasury stock, at cost                                 (2,062,266)     (2,062,266)
                                                     -------------   -------------
                     Total stockholders' equity         66,883,016      64,712,990
                                                     -------------   -------------
Commitments and contingencies (notes 5, 8, and 10)   $ 214,454,826   $ 205,486,247
                                                     =============   =============

See accompanying notes to consolidated financial statements.

                        CITIZENS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                   1996            1995           1994
                                                ------------   ------------   ------------
Revenues:
     Premiums (notes 5 and 11):
     Life insurance                             $ 49,873,673   $ 45,426,887   $ 43,526,111
     Accident and health                           4,040,688        698,206        259,250
     Annuity and universal life
             considerations                          389,084        119,335         75,564
     Net investment income (note 2)                9,185,506      7,026,909      5,295,784
     Realized gains (losses) on
     investments (note 2)                            226,212       (109,096)        (9,356)
     Other income                                    136,566         75,062         94,364
     Interest expense                                (29,569)      (107,131)       (29,719)
                                                ------------   ------------   ------------
                Total revenues                    63,822,160     53,130,172     49,211,998
                                                ------------   ------------   ------------

Benefits and expenses:
     Insurance benefits paid or provided:
     Increase in future
     policy benefit reserves                       8,198,243     11,033,763     11,910,751
     Policyholders' dividends                      2,363,201      2,422,168      2,381,581
     Claims and surrenders (note 5)               25,919,054     19,282,954     16,635,259
             Annuity expenses                        684,440        652,976        373,575
                                                ------------   ------------   ------------
     Total insurance benefits
     paid or provided                             37,164,938     33,391,861     31,301,166
                                                ------------   ------------   ------------

     Commissions                                  12,447,664     10,273,173     12,382,372
     Other underwriting, acquisition
             and insurance expenses                9,500,973      7,102,401      5,079,538
     Capitalization of deferred policy
     acquisition costs                           (10,531,222)   (10,579,704)   (13,128,049)
     Amortization of deferred policy
     acquisition costs                            10,221,917      8,511,876      7,203,593
     Amortization of cost of insurance
     acquired and excess of cost
     over net assets acquired                      1,398,859        678,997        606,487
                                                ------------   ------------   ------------
                   Total benefits and expenses    60,203,129     49,378,604     43,445,107
                                                ------------   ------------   ------------

                                                                     (Continued)

                        CITIZENS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996 1995, AND 1994



                                            1996          1995          1994
                                         ----------    ----------    ----------
Income before Federal income
     taxes                               $3,619,031    $3,751,568    $5,766,891
     Federal income tax expense           1,405,305     1,001,356     1,592,333
                                         ----------    ----------    ----------
     (note 12)

     Net income                          $2,213,726    $2,750,212    $4,174,558
                                         ==========    ==========    ==========


     Net income per share
     of common stock (note 8)            $      .11    $      .16    $      .25
                                         ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                       CITIZENS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                            COMMON STOCK       UNREALIZED                                  TOTAL
                                      -----------------------  INVESTMENT      RETAINED     TREASURY    STOCKHOLDERS'
                                        CLASS A      CLASS B  GAINS (LOSSES)   EARNINGS      STOCK         EQUITY
                                      ------------   -------- -------------- -----------  -----------   ------------
BALANCE AT DECEMBER 31, 1993            15,985,344    283,262     (352,374)   14,292,138   (2,193,666)    28,014,704

Cumulative effect of adoption of
Statement No. 115 at January 1, 1994
 net of taxes                                   --         --      690,388            --           --        690,388
Net income                                      --         --           --     4,174,558           --      4,174,558
Unrealized investment losses, net               --         --   (3,308,611)           --           --     (3,308,611)
Sale of stock                            5,384,334         --           --            --           --      5,384,334
Sale of treasury stock                      87,625         --           --            --       12,375        100,000
                                      ------------   --------  -----------   -----------  -----------   ------------
BALANCE AT DECEMBER 31, 1994          $ 21,457,303   $283,262  $(2,970,597)  $18,466,696  $(2,181,291)  $ 35,055,373
                                      ============   ========  ===========   ===========  ===========   ============

Net income                                      --         --           --     2,750,212           --      2,750,212
Unrealized investment gains, net                --         --    4,238,344            --           --      4,238,344
Acquisition of ALFC (note 9)            22,246,163         --           --            --           --     22,246,163
Sale of stock                              638,980         --           --            --           --        638,980
Stock issuance costs                      (257,495)        --           --            --           --       (257,495)
Retire  shares held  in treasury
  stock                                   (114,782)        --           --            --      114,782             --
Sale of treasury stock                      37,170         --           --            --        4,243         41,413
                                      ------------   --------  -----------   -----------  -----------   ------------
BALANCE AT DECEMBER 31, 1995          $ 44,007,339   $283,262  $ 1,267,747   $21,216,908  $(2,062,266)  $ 64,712,990
                                      ============   ========  ===========   ===========  ===========   ============

Net income                                      --         --           --     2,213,726           --      2,213,726
Unrealized investment gains, net                --         --   (1,977,913)           --           --     (1,977,913)
Acquisition of IIH(note 9)               1,542,501         --           --            --           --      1,542,501
Sale of stock                              445,462         --           --            --           --        445,462
Stock issuance costs                      (157,500)        --           --            --           --       (157,500)
Exercise of options (note 8)               103,750         --           --            --           --        103,750
                                      ------------   --------  -----------   -----------  -----------   ------------

BALANCE AT DECEMBER 31, 1996          $ 45,941,552   $283,262  $ ( 710,166)  $23,430,634  $(2,062,266)  $ 66,883,016
                                      ============   ========  ===========   ===========  ===========   ============



See accompanying notes to consolidated financial statements

                        CITIZENS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                                1996           1995           1994
                                                            ------------   ------------   ------------
Cash flows from operating activities:
    Net income                                              $  2,213,726   $  2,750,212   $  4,174,558
    Adjustments to reconcile net income to
             net cash provided by operating activities,
          net of assets acquired:
    Realized gains (losses) on sale of
          investments and other assets                           226,212       (109,096)         9,356
    Accrued investment income                                    372,781       (131,835)      (511,086)
    Net deferred policy acquisition costs                       (309,305)    (2,086,984)    (5,924,456)
             Amortization of cost of insurance
                 acquired and excess cost over
                 net assets acquired                           1,398,859        678,997        606,487
             Other receivables                                   626,300        602,662     (1,460,131)
             Future policy benefit reserves                    8,357,859      9,929,505     11,910,751
             Other policy liabilities                             34,343      1,527,695     (1,219,297)
             Deferred Federal income tax                        (407,226)      (981,068)      (383,195)
             Federal income tax                               (1,368,629)      (104,424)      (982,197)
             Commissions payable and other liab                  226,675       (224,308)      (154,510)
             Amounts held on deposit                             (99,348)       (42,829)      (124,087)
             Other, net                                          672,085        613,198      2,110,818
                                                            ------------   ------------   ------------
             Net cash provided by
             operating activities                             11,944,332     12,421,725      8,053,011
                                                            ------------   ------------   ------------
Cash flows from investing activities:
    Maturity of fixed maturities held to maturity                     --      2,600,000         51,625
    Sale of fixed maturities available for sale               16,403,929     28,419,387     13,152,225
    Maturity of fixed maturities available for sale            5,811,179             --        963,151
    Purchase of fixed maturities available for sale          (33,759,945)   (38,614,148)   (40,486,808)
    Sale of equity securities                                     66,251          1,892        174,761
    Principal payments on mortgage loans                         391,804        652,819        935,276
    Mortgage loans funded                                       (203,718)       (54,875)      (340,474)
    Guaranteed student loans funded                             (100,902)      (272,635)      (335,440)
    Guaranteed student loans sold                                135,606        179,491        475,796
    Sale of other long-term investments and property plant
    and equipment                                               (303,567)       474,257        331,276
    Cash and short-term investments
             provided by merger                                  355,654      1,178,600             --
    Increase in policy loans (net)                              (801,105)    (3,491,760)    (1,214,520)
    Purchase of other long-term investments and property,
    plant and equipment                                         (691,632)      (947,733)    (1,237,652)
                                                            ------------   ------------   ------------
             Net cash used by investing activities           (12,696,446)    (9,874,705)   (27,530,784)
                                                            ------------   ------------   ------------

                        CITIZENS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                                 1996           1995          1994
                                             ------------   ------------  ------------
Cash flows from financing activities:
     Additional borrowings on notes payable            --         60,461            --
     Payments on notes payable                   (603,068)            --      (388,359)
     Sale of stock                                391,712        381,485     5,371,959
                                             ------------   ------------  ------------
     Net cash provided (used) by
     financing activities                        (211,356)       441,946     4,983,600
                                             ------------   ------------  ------------
Net increase (decrease) in cash and
     cash equivalents                            (963,470)     2,988,966   (14,494,173)
                                             ------------   ------------  ------------
Cash and cash equivalents at
     beginning of year                          7,248,853      4,259,887    18,754,060
                                             ------------   ------------  ------------
Cash and cash equivalents
     at end of year                             6,285,383      7,248,853     4,259,887
                                             ============   ============  ============


Supplemental disclosures of cash flow information:

                                                 1996           1995          1994
                                             ------------   ------------  ------------
Cash paid during the year for:
Interest                                     $     38,826   $     53,030  $     61,304
                                             ============   ============  ============
Income taxes                                 $  3,195,245   $  2,000,000  $  2,957,724
                                             ============   ============  ============

Supplemental disclosures of non-cash investing and financing activities (see also Note 9):

    The Company issued Class A stock to purchase all of the capital stock of
IIH in 1996 and      ALFC in 1995.

                                             $  1,542,501   $ 22,246,163  $         --
                                             ============   ============  ============

In conjunction with the acquisitions, liabilities were assumed as follows:

 Fair value of tangible assets acquired      $  2,381,252   $ 18,744,097  $         --
 Fair value of intangible assets acquired         614,665     18,574,952            --
                                             ------------   ------------  ------------
 Net assets acquired                            2,995,917     37,319,049            --
 Capital stock issued                          (1,542,501)   (22,246,163)           --
                                             ------------   ------------  ------------
 Liabilities assumed                         $  1,453,416   $ 15,072,886  $         --
                                             ============   ============  ============
    Issuance of 4,248 treasury shares
      of stock                               $         --   $     41,413  $         --
                                             ============   ============  ============


See accompanying notes to consolidated financial statements.

                        CITIZENS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)      NATURE OF BUSINESS

             The consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977 and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), formerly Continental Leasing Company, Insurance Investors, Inc. (III), American Liberty Financial Corp.
             (ALFC), and Insurance Investors and Holding Company (IIH). ALFC and its subsidiaries, American Liberty Life Insurance Company (ALLIC), First American Investment Corp. (FAIC), and American Liberty Exploration Company (ALEC) were acquired by Citizens in September 1995. IIH, which was acquired in March 1996, owns Central Investors Life Insurance Company of Illinois (CILIC). Citizens and its subsidiaries are collectively referred to as "the Company." All significant intercompany accounts and transactions have been eliminated.

             Citizens, Inc. provides life insurance policies through three of its subsidiaries - CICA, ALLIC, and CILIC. CICA sells ordinary whole-life policies internationally, with approximately 94% of premium income derived outside the United States. ALLIC issues life policies primarily as burial insurance and pre-need policies. Additionally, ALLIC offers accident and health specified disease, hospital indemnity, and accidental death policies, as well as annuities. CILIC does not actively market insurance policies, but does administer an in force block of life insurance.

    (b)      INVESTMENTS, OTHER THAN AFFILIATES

             Investments are shown on the following basis:

             1. Fixed maturities, primarily consisting of bonds which the Company has the ability and intent to hold to maturity are carried at amortized cost. Fixed maturities which may be sold prior to maturity to support the Company's investment strategies are considered held as available for sale and carried at fair value as of the balance sheet date.

             2. Equity securities include non-redeemable preferred stock and are reported at fair value.

             3. Mortgage loans on real estate, policy loans, and guaranteed student loans are reported at unpaid principal balances less an allowance for uncollectible amounts, if any.

             4. Other long-term investments consist primarily of real estate which is reported at cost not to exceed fair market value net of accumulated depreciation.

             5. Short-term investments consist of treasury bills and commercial paper with maturities of ninety days or less, or commercial paper, and are carried at cost, which approximates market.

             Unrealized appreciation (depreciation) of equity securities and fixed maturities held for sale is shown as a separate component of stockholders' equity, net of tax in 1996 and 1995, and is not included in the determination of net income.

             Costs of investments sold are determined using the specific identification method. Net realized gains and losses are included in other income and expenses as incurred.

             The Company has assets with a fair value of $8,382,149 at December 31, 1996 on deposit with various state regulatory authorities to fulfill statutory requirements.


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

             Annuity benefits are carried at accumulated contract values based on premiums paid by participants, annuity rates of return ranging from 3.0% to 7% (primarily at 4.00% - 5.5%) and annuity withdrawals.

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

    (f)      EXCESS OF COST OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLE
             ASSETS

             The excess of cost over the fair value of net assets acquired in the merger with Equities International Life Insurance Co., the 1992 acquisition of the net assets of First Centennial Corporation
             (FCC), the 1995 acquisition of ALFC and the 1996 acquisition of IIH are amortized on a straight-line basis ranging from 5 to 20 years.

             Other intangible assets, primarily the value of state licenses, are amortized on a straight-line basis over 10 years.

    (g)      PARTICIPATING POLICIES

             At December 31, 1996 and 1995, participating business approximated 86% and 91%, respectively, of life insurance in force and premium income. The amount of dividends to be paid is determined annually by the Board of Directors.

    (h)      EARNINGS PER SHARE

             Earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The effects of outstanding stock options and warrants have not been included in the calculations because they are either not material or are antidilutive. The weighted average shares outstanding for the years ended December 31, 1996, 1995 and 1994 were 19,615,420, 17,668,047, and 16,882,164, respectively.

    (i)      INCOME TAXES

             At December 31, 1995 the Company filed one consolidated return which included Citizens, Inc., CICA, and all direct non-life subsidiaries, excluding FAIC. Two additional returns were filed at December 31, 1995 which included FAIC and its subsidiaries and ALLIC.

             For the year ended December 31, 1996 the Company will file four separate tax returns as follows: 1) Citizens, Inc., CICA, and all direct non-life subsidiaries, excluding FAIC, 2) ALLIC, 3)
             CILIC, and 4) FAIC and its subsidiaries.

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

    (j)      ACCOUNTING PRONOUNCEMENTS

             In May 1993, the FASB issued Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). Statement 115 requires the classification of debt and equity securities as held-to-maturity, trading or available-for-sale based on established criteria. Held-to-maturity debt securities will be carried at amortized cost while trading and available-for-sale securities will be carried at fair value. Unrealized holding gains and losses for trading securities will be included in earnings. Unrealized holding gains or losses for available-for-sale securities will be included as a component of equity on a net of tax basis. The Company adopted Statement 115 on January 1, 1994.

             In March 1995, the FASB issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Statement 121 established accounting standards for the recognition and measurement of impairment on long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. This statement does not apply to long-lived assets such as deferred policy acquisition costs and deferred tax assets. Statement 121 is effective for fiscal years beginning after December 15, 1995. The Statement did not have a material impact on the Company's financial statements.

    (k)      CASH EQUIVALENTS

             The Company considers as cash equivalents all securities whose duration does not exceed ninety days at the date of acquisition. These securities are reflected as short-term investments in the accompanying consolidated financial statements.

    (l)      RECLASSIFICATIONS

             Certain reclassifications have been made to the 1995 and 1994 amounts to conform with the 1996 presentation.

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

(2) INVESTMENTS

             A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

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

             The amortized cost and estimated fair values of investments in debt securities as of December 31, 1996 and 1995 respectively, are as follows:

                                                                 1996
                                        ------------------------------------------------------
                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                            COST         GAINS         LOSSES        VALUE
                                        ------------  -----------   -----------   ------------
Fixed maturities held to maturity:
    US Treasury securities              $  5,627,256  $        --   $   410,256   $  5,217,000
                                        ------------  -----------   -----------   ------------
        Total                              5,627,256           --       410,256      5,217,000
                                        ============  ===========   ===========   ============

Fixed maturities available for sale:
    US Treasury securities and
      obligations of US government
      corporations and agencies           67,828,066      639,107    (1,148,240)    67,318,933
    Public Utilities                       4,691,540       19,497      (237,212)     4,473,825
    Debt securities issued by States
      of the United States and political
      subdivisions of the States             207,968        4,894        (8,252)       204,610
    Debt securities issued by
      foreign governments                    291,219       11,807          (466)       302,560
    Corporate securities                   9,061,298      176,078      (352,721)     8,884,655
    Mortgage-backed securities            28,679,543      233,705      (374,781)    28,538,467
                                        ------------  -----------   -----------   ------------
        Total                           $110,759,634  $ 1,085,088   $(2,121,672)  $109,723,050
                                        ============  ===========   ===========   ============


                                                                1995
                                        ------------------------------------------------------
                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                            COST         GAINS         LOSSES        VALUE
                                        ------------  -----------   -----------   ------------
Fixed maturities held to maturity:
    US Treasury securities              $ 5,636,785   $   63,215    $        --   $  5,700,000
                                        -----------   ----------    -----------   ------------
      Total                               5,636,785       63,215    $        --      5,700,000
                                        ===========   ==========    ===========   ============

Fixed maturities available for sale:
US Treasury securities and
    obligations of US government
    corporations and agencies            55,793,997    1,151,978       (171,686)    56,774,289
Public Utilities                          5,146,972      111,606        (66,978)     5,191,600
Debt securities issued by State
    of the United States and
    political subdivisions of the
    States                                  290,418       17,582             --        308,000
Debt securities issued by
    foreign governments                     400,398       30,091         (2,489)       428,000
Corporate securities                      7,522,769      368,746        (40,375)     7,851,140
Mortgage-backed securities               28,360,805      550,760            (43)    28,911,522
                                        -----------   ----------  -------------   ------------

      Total                             $97,515,359   $2,230,763  $    (281,571)  $ 99,464,551
                                        ===========   ==========  =============   ============

    Concurrent with the adoption of the implementation guidance related to Statement 115, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board, the Company reclassified certain investments from the held to maturity category to available for sale. The amortized cost of securities transferred was $12,778,241 and the unrealized gain on the date of transfer amounted to $145,937, net of taxes.

    The amortized cost and fair value of fixed maturities at December 31, 1996, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                       FIXED MATURITIES HELD TO MATURITY

                                              AMORTIZED             ESTIMATED
                                                 COST             MARKET VALUE
                                              ----------          ------------
Due after ten years                           $5,627,256          $  5,217,000
                                              ----------          ------------
                                              $5,627,256          $  5,217,000
                                              ==========          ============


                      FIXED MATURITIES AVAILABLE FOR SALE

                                                AMORTIZED           ESTIMATED
                                                  COST            MARKET VALUE
                                              ------------        ------------
Due in one year or less                       $  5,892,729        $  5,874,870
Due after one year through five years           26,636,077          26,892,633
Due after five years through ten years          27,249,273          26,718,714
Due after ten years                             22,302,012          21,698,366
                                              ------------        ------------
                                                82,080,091          81,184,583
Mortgage-backed securities                      28,679,543          28,538,467
                                              ------------        ------------
    Totals                                    $110,759,634        $109,723,050
                                              ============        ============

    The Company had no investments in any one entity which exceeded 10% of stockholders' equity at December 31, 1996 other than investments guaranteed by the U.S. Government.

    The Company's investment in mortgage loans is concentrated 34% in Colorado, 50% in Texas and 16% in other states as of December 31, 1996.

    At December 31, 1996 and 1995, unrealized depreciation of equity securities of $39,425 and $23,329, respectively, consisted of gross unrealized losses.

    Major categories of investment income are summarized as follows:

                                                  YEAR ENDED DECEMBER 31
                                           -------------------------------------
                                              1996          1995         1994
                                           -----------   ----------   ----------
Investment income on:
     Fixed maturities                      $ 6,999,425   $5,208,785   $4,045,481
     Equity securities                              --       15,823           --
     Mortgage loans on real estate             178,330      195,321      242,331
     Policy loans                            1,442,423    1,478,333    1,001,939
     Short-term investments                    526,910      106,872      123,119
     Other                                     910,223      900,341      795,352
                                           -----------   ----------   ----------
                                            10,057,311    7,905,475    6,208,222
Investment expenses                            871,805      878,566      912,438
                                           -----------   ----------   ----------
Net investment income                      $ 9,185,506   $7,026,909   $5,295,784
                                           ===========   ==========   ==========

Equity securities of $23,328 and other long-term assets of $231,156 held by the Company as of December 31, 1996, did not produce income during the preceding 12 months.

Proceeds from available for sale securities in 1996, 1995 and 1994 were $22,215,108, $29,132,810 and $13,152,225, respectively. Gross realized gains and losses on such sales were $175,125 and $199,890, respectively, for the year ended December 31, 1996, and $346,370 and $426,841, respectively, for the year ended December 31, 1995, and $645,912 and $420,119, respectively, for the year ended December 31, 1994. Realized gains (losses) on investments are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                              1996         1995         1994
                                            ---------    ---------    ---------
Realized gains (losses):
    Fixed maturities                        $ (24,765)   $ (80,471)   $ 281,052
    Equity securities                              --           --      (67,309)
    Other                                     250,977      (28,625)    (223,099)
                                            ---------    ---------    ---------
    Net realized gains (losses) on
      investments                             226,212     (109,096)      (9,356)
                                            =========    =========    =========

(3) COST OF INSURANCE ACQUIRED

    Cost of insurance acquired is summarized as follows:

                                                YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                           1996           1995         1994
                                        -----------   -----------   -----------
Balance at beginning of period          $ 7,522,827   $ 2,271,866   $ 2,692,389
Increase related to acquisitions            121,000     5,562,574            --
Interest                                    564,212       171,541       198,121
Amortization                               (988,445)     (483,154)     (618,644)
                                        -----------   -----------   -----------
Balance at end of period                $ 7,219,594   $ 7,522,827   $ 2,271,866
                                        ===========   ===========   ===========

    Accretion of interest on cost of insurance acquired is calculated based on the rates of interest used in setting the related policy reserves. These rates range from 6.5% to 8.5%.

    Estimated amortization in each of the next five years is as follows. Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

                         1997                   1,055,521
                         1998                   1,055,718
                         1999                     943,009
                         2000                     889,187
                         2001                     853,990
                         Thereafter             2,731,116

(4) FUTURE POLICY BENEFIT RESERVES

    In applying purchase accounting to the future policy benefit reserves acquired through mergers, the Company revalued policy benefit reserves to reflect the Company's reserve assumptions with regard to interest rates, lapse rates and surrenders. The percentage of future policy benefits calculated under these assumptions at December 31, 1996 and 1995 are as follows:

                                           1996          1995
                                           ----          ----
    Pre-American Liberty acquisitions      16.5%         20.4%
    American Liberty                        9.0          12.7
    Central                                 1.0            --

    Various assumptions used to determine the future policy benefit reserves include the following: a) valuation interest rates from 4 - 9%, b) the mortality assumptions are from the 1955-60, 1965-70, and 1975-80 Select and Ultimate mortality tables, and c) withdrawals are based primarily on actual historical termination rates.

(5) REINSURANCE

    CICA cedes all risks to other companies generally in excess of $75,000 per insured and 100% of accidental death benefits through yearly renewable term insurance or coinsurance contracts. ALLIC and CILIC cede life risks in excess of approximately $35,000 per insured to other companies through yearly renewable term insurance or coinsurance contracts. In addition, ALLIC reinsures all accidental death policies through a coinsurance arrangement whereby 90% of the benefit risk is assumed by the reinsurer. Risks are reinsured with other companies to permit the recovery of a portion of any direct losses. The Company remains contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

    At December 31, 1996 and 1995, life insurance in force aggregating approximately $304,380,000 and $285,001,000, respectively, was assumed and $296,378,000 and $290,677,000, respectively, was ceded to other insurance companies out of a total in force of approximately $2,231,017,000 and $2,151,955,000, respectively. Premiums assumed were approximately $310,000, $306,000, and $541,000 in the years ended December 31, 1996, 1995 and 1994, respectively. Premiums ceded were approximately $2,583,000, $2,241,000, and $2,310,000 in the years ended December 31, 1996, 1995 and
    1994, respectively. Claims and surrenders assumed were approximately $314,000, $286,000 and $530,000 and claims and surrenders ceded were approximately $264,000, $377,000 and $928,000 in the years ended December 31, 1996, 1995 and 1994, respectively.

    Amounts paid or deemed to have been paid for reinsurance contracts are recorded as reinsurance receivables. The cost of reinsurance related to long duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

(6) NOTES PAYABLE

    Notes payable as of December 31, 1996 and 1995 consist of:

                                                                       1996       1995
                                                                     --------   --------
     Note A; payable to bank, 7%, dated June 20, 1988, payable
     in nine annual installments of $66,667 beginning June 30,
     1989, with remainder due June 30, 1998                          $466,666   $533,334

     Note B; payable to bank, prime (8.25% at December 31,
     1996) dated May 24, 1995, payable in monthly installments
     of $3,000 plus interest beginning June 30, 1995                   22,500     64,500

     Note C; payable to individual, 6%, dated April 27, 1995,
     with principal and interest payable at maturity, April
     26, 1996                                                            --      175,000
                                                                     --------   --------

                                                                     $489,166   $772,834
                                                                     ========   ========

    Note A is secured by two life insurance policies and proceeds from the surplus debenture between CICA and the Company.

    Note B is secured by computer equipment.

(7) STOCKHOLDERS' EQUITY AND RESTRICTIONS

    The two classes of stock of Citizens are equal in all respects, except (a) the Class B common stock elects a simple majority of the Board of Directors of Citizens and the Class A common stock elects the remaining directors; and (b) each Class A share receives twice the cash dividends paid on a per share basis to the Class B common stock.

    Generally, the net assets of the insurance subsidiaries available for transfer to the Company are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Payments of dividends in excess of such amounts would generally require approval by the regulatory authorities. Based upon statutory net gain from operation and surplus of the individual insurance companies as of and for the year ended December 31, 1996, approximately $1,640,000 of dividends could be paid to the Company without prior regulatory approval.

    CICA, ALLIC, and CILIC have calculated their risk based capital (RBC) in accordance with the National Association of Insurance Commissioners' Model Rule and the RBC rules as adopted by their state of domicile, Colorado, Louisiana, and Illinois respectively. The RBC as calculated exceeded levels requiring company or regulatory action.

(8) STOCK OPTIONS

    During 1989, the Company entered into an agreement granting Stephen B. Booke, a financial public relations consultant providing services to the Company, the right and option to purchase 100,000 shares of Class A no par common stock of the Company at $2.50 per share, the fair market value of the common stock at the date of the agreement. Such option is for authorized but unissued shares at the date of the agreement. The option which would have expired on February 8, 1994 was extended for an additional 36 months during 1993. Transfer of this option is limited by the agreement. During 1996, 41,500 shares were issued in conjunction with the exercise of this option.

(9) ACQUISITION, MERGER AND PROPOSED ACQUISITION

    The IIH agreement closed on March 12, 1996 and provided that Investors' shareholders would receive one share of Citizens' Class A Common Stock for each eight shares of Investors Common Stock owned. Additionally, Citizens acquired all shares of Central Investors Life Insurance Company (a 94% owned subsidiary of Investors) not already owned by Investors, based upon an exchange ratio of one share of Citizens' Class A common stock for each four shares of Central Investors owned. The acquisition of these two companies involved the issuance of approximately 171,000 of Citizens' Class A shares which was accounted for as a purchase.

    On October 28, 1996, CICA announced that it had signed definitive written agreements for the acquisition of American Investment Network, Inc. (American Investment), a Jackson, Mississippi, based life insurance holding company with $7.5 million in assets, $3.4 million of stockholders' equity, revenues of $3.2 million and $67 million of life insurance in force.

    The American Investment agreement provides that following the acquisition by CICA, American Investment shareholders will receive 1 share of Citizens, Inc. Class A Common Stock for each 7.2 shares of American Investment Common Stock owned. Registrant expects to issue approximately 700,000 Class A shares in connection with the transaction, which will be accounted for as a purchase. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on the Company's system. The agreement is subject to approval by American Investment's shareholders and regulatory authorities. The Mississippi Department of Insurance held a public hearing on March 6, 1997 to consider the matter.

    On December 9, 1994, Citizens announced that it had signed definitive written agreements for the acquisition of (i) American Liberty Financial Corporation, a Baton Rouge, Louisiana based life insurance holding company and (ii) Insurance Investors & Holding Co., a Peoria, Illinois based life insurance holding company.

    The ALFC agreement provided that following the acquisition by Citizens, ALFC shareholders would receive 1.10 shares of Citizens' Class A ALFC for each share of ALFC Common Stock owned and 2.926 shares of

     Citizens' Class A Common Stock for each one share of AFLC Preferred Stock owned. Citizens issued approximately 2.3 million Class A shares in connection with the transaction, which was accounted for as a purchase. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on the Citizens' system. The transaction was consummated on September 14, 1995.

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

(11) INTERNATIONAL SALES

     A significant portion of the Company's business is derived through sales in Latin America. Approximately 74%, 64% and 77% of premiums recorded in the 1996, 1995, and 1994 consolidated statements of operations, respectively, represent policies sold to residents of Central and South America. Sales in Argentina and Columbia represented approximately 38% and 18% of reported premiums in 1996, 40% and 19% in 1995, and 49% and 23% in 1994, respectively. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars paid in the U.S.

(12) INCOME TAXES

     A reconciliation of Federal income tax expense computed by applying the Federal income tax rate of 34% to income before Federal income tax expense for the years ended December 31, 1996, 1995 and 1994 follows:


                                                 1996           1995           1994
                                             -----------    -----------    -----------
Computed normal tax expense                  $ 1,230,470    $ 1,275,533    $ 1,960,743
Small life insurance company deduction          (472,541)      (423,084)      (437,489)
Change in valuation allowance                    (10,097)       (62,355)          --
Small life deduction rate change                 218,438           --             --
Amortization of excess of costs over
    net assets acquired                          331,373        109,041         63,228
Other                                            107,662        102,221          5,851
                                             -----------    -----------    -----------
Federal income tax expense                   $ 1,405,305    $ 1,001,356    $ 1,592,333
                                             ===========    ===========    ===========

    Income tax expense for the years ended December 31, 1996, 1995 and 1994 consists of:

                               1996           1995           1994
                            -----------    -----------    -----------
 Current                    $ 1,812,531    $ 1,982,424    $ 1,975,528
 Deferred                      (407,226)      (981,068)      (383,195)
                            -----------    -----------    -----------
                            $ 1,405,305    $ 1,001,356    $ 1,592,333
                            ===========    ===========    ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below.

                                                1996            1995
                                            ------------    ------------
 Deferred tax assets:
 Future policy benefit reserves             $ 11,027,119    $ 10,804,429
 Net operating loss carryforwards                762,809         614,071
 Investments, available for sale                 365,843            --
 Other                                           836,098       1,007,636
                                            ------------    ------------
 Total gross deferred tax assets              12,991,869      12,426,136
 Less valuation allowance                        545,860         555,957
                                            ------------    ------------
 Net deferred tax assets                      12,446,009      11,870,179
                                            ------------    ------------
 Deferred tax liabilities:
 Deferred policy acquisition costs             9,257,148       9,315,657
 Cost of insurance acquired                    2,454,662       2,557,761
 Investments available for sale                     --           757,423
 Other                                         1,576,449       1,612,080
                                            ------------    ------------
 Total gross deferred tax liabilities         13,288,259      14,242,921
                                            ------------    ------------
 Net deferred tax liability                 $   (842,250)   $ (2,372,742)
                                            ============    ============

The Company has established a valuation allowance for net operating losses of ALFC and IIH which may not be used prior to their expiration. The Company and its subsidiaries have net operating losses at December 31, 1996 available to offset future taxable income of approximately $2,243,557 for Federal income tax and $227,000 for Federal alternative minimum tax purposes which expire through 2008. The net operating loss carryforward is subject to limitations under
Section 382 of the Internal Revenue Code.

At December 31, 1996, the Company had accumulated approximately $3,291,143 in its "policyholders' surplus account." This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated. No new additions will be made to this account. Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to the shareholder, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or
(b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction. The Company does not anticipate any transactions that would cause any part of this amount to become taxable. However, should the balance at December 31, 1996 become taxable, the tax computed at present rates would be approximately $1,119,000.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Estimates of fair values are made at a specific point in time, based on relevant market prices and information about the financial instrument. The estimated fair values of financial instruments presented below are not necessarily indicative of the amounts the Company might realize in actual market transactions. The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets at each year-end were:

                                              1996                          1995
                                   ---------------------------   ---------------------------
                                     CARRYING        FAIR          CARRYING         FAIR
                                      AMOUNT         VALUE          AMOUNT          VALUE
                                   ------------   ------------   ------------   ------------
    Financial assets:
       Fixed maturities            $115,350,306    114,940,050   $105,101,336    105,164,551
       Equity securities                 50,155         50,155           --             --
            Cash and
    short-term                        6,285,383      6,285,383      7,248,853      7,248,853

       investments

    Mortgage Loans                    1,672,522      1,672,522      1,910,608      1,910,608
    Student Loans                       298,683        298,683        333,387        333,387

    Financial Liabilities:
       Note Payable                     489,166        489,166        772,834        772,834

     Fair values for fixed income securities and equity securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

     Mortgage loans are secured principally by residential properties. Weighted average interest rate for these loans as of December 31, 1996, was approximately 9.6% with maturities ranging from one to fifteen years. Management believes that reported amounts approximate fair value.

     Student loans are guaranteed by the government. Weighted average interest rate for these loans as of December 31, 1996, was approximately 7.9%. Management believes that the reported amounts approximate fair value as these loans are sold as soon as possible.

     The carrying value of the note payable approximates fair value as the interest rate charged on the note payable is indexed with the prime rate.

     Policy loans have a weighted average interest rate of 7.6% as of December 31, 1996 and 1995 and have no specified maturity dates. The aggregate market value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies which the Company has in force and cannot be valued separately.

     For cash, and short-term investments, accrued investment income, amounts recoverable from reinsurers, other assets, federal income tax payable and receivable, dividend accumulations, commissions payable, amounts held on deposit, and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table contains selected unaudited consolidated financial data for each quarter.

                                                      1996
                            ------------------------------------------------------------
                              FOURTH           THIRD          SECOND          FIRST
                              QUARTER         QUARTER         QUARTER         QUARTER
                            ------------    ------------    ------------    ------------
 Revenues                   $ 17,666,077    $ 16,976,294    $ 15,484,789    $ 13,695,000
 Expenses                     16,221,781      16,093,457      14,936,524      12,951,367
 Other                          (542,568)       (237,302)       (366,799)       (258,636)
 Net income                      901,728         645,535         181,466         484,997
 Net income per share                .04             .03             .01             .03

                                                       1995
                            ------------------------------------------------------------
                              FOURTH           THIRD          SECOND          FIRST
                              QUARTER         QUARTER         QUARTER         QUARTER
                            ------------    ------------    ------------    ------------
 Revenues                   $ 16,115,722    $ 13,420,798    $ 12,872,679    $ 10,862,138
 Expenses                     15,659,326      11,727,114      11,488,128      10,497,876
 Other                           (61,739)        (31,757)        (19,262)        (28,407)
 Net income                      558,290         901,266       1,017,773         272,883
 Net income per share                .03             .05             .06             .02



                                                      1994
                            ------------------------------------------------------------
                              FOURTH           THIRD          SECOND          FIRST
                              QUARTER         QUARTER         QUARTER         QUARTER
                            ------------    ------------    ------------    ------------
 Revenues                   $ 13,752,088    $ 13,526,681   $ 12,114,056    $  9,763,884
 Expenses                     11,982,416      11,810,114     10,461,651       9,190,926
 Other                          (160,527)         74,999       (358,273)        499,090
 Net income                      878,741       1,447,695        929,361         918,761
 Net income per share               0.04            0.09           0.06            0.06

                                                                     SCHEDULE II

                        CITIZENS, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CITIZENS, INC. (PARENT COMPANY)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995



                                                                 1996            1995
                                                             ------------    ------------
 Assets

 Investment in subsidiaries                                    64,241,647      63,481,741
 Accrued investment income                                         20,089          24,346
 Real estate                                                      356,339         287,979
 Cash                                                           1,318,221         884,241
 Notes receivable (1)                                             521,686         673,953
 Other assets                                                   1,073,825         680,502
                                                             ------------    ------------
                                                             $ 67,531,807    $ 66,032,762
                                                             ============    ============
 Liabilities and Stockholders' Equity

 Liabilities:
      Notes payable                                          $    466,667    $    533,333
      Accrued expense and other                                   182,124         786,439
                                                             ------------    ------------
                                                             $    648,791    $  1,319,772
 Stockholders' equity:
      Common stock:
      Class A                                                $ 45,941,552    $ 44,007,339
      Class B                                                     283,262         283,262
      Retained earnings                                        23,430,634      21,216,908
      Unrealized investment gain (loss) of securities held
      by subsidiaries, net                                       (710,166)      1,267,747
      Treasury stock                                           (2,062,266)     (2,062,266)
                                                             ------------    ------------
                                                               66,883,016      64,712,990
                                                             ------------    ------------
                                                             $ 67,531,807    $ 66,032,762
                                                             ============    ============

(1) Eliminated in consolidation.




                 See accompanying independent auditor's report.

                        CITIZENS, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CITIZENS, INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                YEARS ENDED DECEMBER 31, 1996 AND 1995 AND 1994



                                                 1996          1995           1994
                                             -----------   -----------    -----------
 Revenues:
      Management service fees (1)            $10,428,468   $ 8,068,030    $ 6,749,976
      Investment income (1)                       83,957       118,103        131,933
      Other                                        2,357        11,551          7,691
      Realized (gain) loss                       151,334        (1,573)       147,691
                                             -----------   -----------    -----------
                                              10,666,116     8,196,111      7,037,291
                                             -----------   -----------    -----------

 Expenses:
      General                                  9,374,706     7,710,834    $ 6,189,677
      Interest                                    34,853        42,113         20,583
      Taxes                                      447,450       327,815        263,917
                                             -----------   -----------    -----------
                                             $ 9,857,009   $ 8,080,762    $ 6,474,177
                                             -----------   -----------    -----------

 Income (loss) before  equity in income of
      unconsolidated subsidiaries                809,107       115,349        563,114
 Equity in income of unconsolidated
      subsidiaries                             1,404,619     2,634,863      3,611,444
                                             -----------   -----------    -----------

                   Net income                $ 2,213,726   $ 2,750,212    $ 4,174,558
                                             ===========   ===========    ===========

(1) Eliminated in consolidation.

                See accompanying independent auditor's report.

                        CITIZENS, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CITIZENS, INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                 1996           1995           1994
                                                             -----------    -----------    -----------
 Cash flows from operating activities:
   Net income                                                $ 2,213,726    $ 2,750,212    $ 4,174,558
   Adjustments to reconcile  net loss to net cash
     used by operating activities:
      Realized (gains) loss on sales of investments             (151,334)          --          313,796
      Depreciation                                                  --             --           36,214
      Equity in net income of unconsolidated subsidiaries
                                                                (795,318)    (3,871,812)    (3,784,819)
      Accrued expenses and other liabilities                    (604,315)       514,447       (236,873)
      Accrued investment income                                    4,257          2,243          1,900
      Other assets                                              (393,323)         2,951       (243,866)
                                                             -----------    -----------    -----------
        Net cash provided (used) by
          operating activities                                   273,693       (601,959)       260,910
                                                             -----------    -----------    -----------
 Cash flows from investing activities:
      Capital contribution to subsidiary                        (400,000)          --       (5,200,000)
      Sale of equity securities                                     --             --          174,761
      Payments on notes receivable                               152,267         52,075         51,022
      Sale of real estate                                         82,974        154,169        216,168
                                                             -----------    -----------    -----------
        Net cash provided (used) by investing
          activities                                            (164,759)       206,244     (4,758,049)
                                                             -----------    -----------    -----------
 Cash flows from financing activities:
      Sale of common stock, net                                  391,712        381,485      5,371,959
      Payment on notes payable                                   (66,666)       (73,849)      (343,746)
                                                             -----------    -----------    -----------
        Net cash provided by financing
          activities                                             325,046        307,636      5,028,213
                                                             -----------    -----------    -----------
 Net increase (decrease) in cash                                 433,980        (88,079)       531,074
 Cash at beginning of year                                       884,241        972,320        441,246
                                                             -----------    -----------    -----------
 Cash at end of year                                         $ 1,318,221    $   884,241    $   972,320
                                                             ===========    ===========    ===========

See accompanying independent auditor's report.

                                                                     SCHEDULE IV

                        CITIZENS, INC. AND SUBSIDIARIES

                                  REINSURANCE

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                         CEDED            ASSUMED                        PERCENTAGE
                                         GROSS          TO OTHER         FROM OTHER         NET           OF AMOUNT
                                         AMOUNT         COMPANIES        COMPANIES         AMOUNT       ASSUMED TO NET
                                     --------------   --------------   --------------   --------------   ------------
 Year ended December 31, 1996:
     Life insurance in force         $2,213,017,000   $  296,378,000   $  304,380,000   $2,221,019,000       13.7%
                                     ==============   ==============   ==============   ==============

     Premiums:
     Life insurance                      51,338,427        2,511,318          309,953       49,137,062        0.6%
     Accident and health insurance        4,111,969           71,281                0        4,040,688          -%
                                     --------------   --------------   --------------   --------------
     Total premiums                  $   55,450,396        2,582,599          309,953       53,177,750        0.6%
                                     ==============   ==============   ==============   ==============

 Year ended December 31, 1995:
     Life insurance in force         $1,866,954,000   $  290,677,000   $  285,001,000   $1,861,278,000       15.3%
                                     ==============   ==============   ==============   ==============

     Premiums:
     Life insurance                      47,361,742        2,241,111          306,256       45,426,887        0.7%
     Accident and health insurance          698,206                0                0          698,206       --
                                     --------------   --------------   --------------   --------------
     Total premiums                  $   48,059,948        2,241,111          306,256       46,125,093        0.7%
                                     ==============   ==============   ==============   ==============

 Year ended December 31, 1994:
     Life insurance in force         $1,759,915,000   $  285,104,000   $  384,794,000   $1,859,605,000       20.7%
                                     ==============   ==============   ==============   ==============
     Premiums:
     Life insurance                      45,294,285        2,309,544          541,370       43,526,111        1.2%
     Accident and health insurance          259,378              128                0          259,250       --
                                     --------------   --------------   --------------   --------------
     Total premiums                  $   45,553,663        2,309,672          541,370       43,785,361        1.2%
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


                                         CITIZENS, INC.

 Date:  March 27, 1997                   By:  /s/ Mark A. Oliver
                                            -----------------------------------
                                              Mark A. Oliver, President

                                         By:  /s/ William P. Barnhill
                                            -----------------------------------
                                             William P. Barnhill, Treasurer and
                                             Principal Accounting Officer

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


/s/ Mark A. Oliver                          /s/ Harold E. Riley
-----------------------------               ---------------------------------
Mark A. Oliver, Director                    Harold E. Riley, Chairman of the
                                            Board and Director


/s/ Ralph M. Smith                          /s/ Joe R. Reneau
-----------------------------               ---------------------------------
Ralph M. Smith, Director                    Joe R. Reneau, Director


                                            /s/ Timothy T. Timmerman
-----------------------------               ---------------------------------
Flay F. Baugh, Director                     Timothy T. Timmerman, Director


/s/ Rick D. Riley                           /s/ Steve Shelton
-----------------------------               ---------------------------------
Rick D. Riley, Director                     Steve Shelton, Director


/s/ T. Roby Dollar
-----------------------------
T. Roby Dollar, Director

                              INDEX TO EXHIBITS


                                                                                                      EXHIBIT
  EXHIBIT NO.                                       DESCRIPTION                                       PAGE NO.
  -----------                                       -----------                                       --------
      (1)             Underwriting Agreement                                                            N/A
      (2)             Plan of acquisition, reorganization, arrangement, liquidation or
                      succession                                                                        (e)
      (3)             3.1  Articles of Incorporation; as amended                                        (d)
                      3.2  Bylaws                                                                       (b)
      (4)             Instruments defining the rights of security holders, including
                      indentures                                                                        N/A
      (5)             Opinion re:  Legality                                                             N/A
      (6)             (Removed and Reserved)                                                            N/A
      (7)             (Removed and Reserved)                                                            N/A
      (8)             Opinion re:  Tax Matters                                                          N/A
      (9)             Voting Trust Agreement                                                            N/A
      (10)            Material Contracts
                     10.1           Automatic Yearly Renewable term (NR) Life Reinsurance
                                    Agreement between Citizens Insurance Company of
                                    America and The Centennial Life Insurance Company
                                    dated March 1, 1982                                                (a)
                     10.2           Stock Purchase Agreement between Citizens Insurance
                                    Company of America and Citizens, Inc.                              (a)
                     10.3           Plan and Agreement of Merger and Exchange by and among
                                    Insurance Investors & Holding Co., Central Investors
                                    Life Insurance Company of Illinois, Citizens, Inc. and
                                    Citizens Acquisition, Inc.                                         (g)
                     10.4           Self-Administered Automatic Reinsurance Agreement -
                                    Citizens Insurance Company of America and Riunione
                                    Adriatica di Sicurta, S.p.A.                                       (h)
                     10.5           Plan and Agreement of Exchange dated October 28, 1996
                                    between Citizens, Inc. and American Investment
                                    Network, Inc.                                                      (h)
                     10.6           Agreement and Plan of Merger dated October 31, 1996
                                    between Citizens Insurance Company of America, CICA
                                    Acquisition, Inc., and First American Investment
                                    Corporation                                                        (h)
                     10.7           Plan and Agreement of Merger dated November 22, 1996
                                    between Citizens, Inc. and American Liberty Financial
                                    Corporation, as amended                                            (h)
                     10.8           Plan and Agreement of Merger dated November 22, 1996
                                    between Citizens Insurance Company of America and
                                    American Liberty Life Insurance Company, as amended                (h)
                     10.9           Bulk Accidental Death Benefit Reinsurance Agreement
                                    between Connecticut General Life Insurance Company and
                                    Citizens Insurance Company of America, as amended                  (h)

      (11)            Statement re:    Computation of per share earnings                                N/A
      (12)            Statement re:    Computation of ratios                                            N/A
      (13)            Annual report to security holders, Form 10-Q or quarterly report to
                      security holders                                                                  N/A
      (14)            (Removed and Reserved)                                                            N/A
      (15)            Letter re:   Unaudited interim financial statements                               N/A
      (16)            Letter re:   Change in certifying accountant                                      N/A
      (17)            Letter re:   Director resignation                                                 N/A
      (18)            Letter re:   Change in accounting principles                                      N/A
      (19)            Report furnished to security holders                                              N/A
      (20)            Other documents or statements to security holders                                 N/A
      (21)            Subsidiaries of the registrant                                                   Filed
                                                                                                      herewith
      (22)            Published report regarding matters submitted to a vote of
                      security holders                                                                  N/A
      (23)            Consents of expert and counsel                                                   Filed
                                                                                                      herewith
      (24)            Power of Attorney                                                                 See
                                                                                                     signature
                                                                                                        page
      (25)            Statement of eligibility of trustee                                               N/A
      (26)            Invitations for competitive bids                                                  N/A
      (27)            Financial Data Schedule                                                          Filed
                                                                                                      herewith
      (28)            (Removed and Reserved)                                                            N/A
      (99)            Additional Exhibits                                                               N/A

----------

(a) Filed as a part of the Amended No. 1 to Registration Statement on Form S-4, SEC File No. 33--4753, filed on or about June 19, 1992.
(b) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
(c) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(d) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(e) Filed with or referenced in the Registrant's Current Report on Form 8-K dated December 9, 1994 and incorporated herein by reference.
(f) Filed as a part of the Registration Statement on Form S-4, SEC File No. 33--59039, filed on or about May 2, 1995.
(g) Filed as a part of the Registration Statement on Form S-4, SEC File No. 33--63275, filed on or about October 6, 1995.
(h) Filed as a part of the Registration Statement on Form S-4, SEC File No. 333--16163, filed on or about November 14, 1996.