Form 10-K/A
period 1996-12-31
CITIZENS INC
filed 1997-04-09
CIK 24090

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-K


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


             Upon consummation of the acquisition of the minority interest, Citizens expects to incur a non-recurring charge to earnings of approximately $500,000 to $600,000. This charge is based upon the fair market value of the shares to be issued, less the minority interest acquired, and approximately $300,000 of goodwill.


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


"Control of the Company," "Election of Directors," "Executive Officers," "Executive Officer and Director Compensation" and "Certain Reports" to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

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

                     10.5           Plan and Agreement of Exchange dated October 28, 1996
                                    between Citizens, Inc. and American Investment
                                    Network, Inc.                                                      (h)
                     10.6           Agreement and Plan of Merger dated October 31, 1996
                                    between Citizens Insurance Company of America, CICA
                                    Acquisition, Inc., and First American Investment
                                    Corporation                                                        (h)
                     10.7           Plan and Agreement of Merger dated November 22, 1996
                                    between Citizens, Inc. and American Liberty Financial
                                    Corporation, as amended                                           Filed
                                                                                                     herewith
                     10.8           Plan and Agreement of Merger dated November 22, 1996
                                    between Citizens Insurance Company of America and
                                    American Liberty Life Insurance Company, as amended               Filed
                                                                                                     herewith
                     10.9           Bulk Accidental Death Benefit Reinsurance Agreement
                                    between Connecticut General Life Insurance Company and
                                    Citizens Insurance Company of America, as amended                 Filed
                                                                                                     herewith

      (11)            Statement re:    Computation of per share earnings                                N/A
      (12)            Statement re:    Computation of ratios                                            N/A
      (13)            Annual report to security holders, Form 10-Q or quarterly report to               N/A
                      security holders
      (14)            (Removed and Reserved)                                                            N/A
      (15)            Letter re:   Unaudited interim financial statements                               N/A
      (16)            Letter re:   Change in certifying accountant                                      N/A
      (17)            Letter re:   Director resignation                                                 N/A
      (18)            Letter re:   Change in accounting principles                                      N/A
      (19)            Report furnished to security holders                                              N/A
      (20)            Other documents or statements to security holders                                 N/A
      (21)            Subsidiaries of the registrant                                                    (i)
      (22)            Published report regarding matters submitted to a vote of
                      security holders                                                                  N/A
      (23)            Consents of expert and counsel                                                    (i)
      (24)            Power of Attorney                                                                 See
                                                                                                     signature
                                                                                                        page
      (25)            Statement of eligibility of trustee                                               N/A
      (26)            Invitations for competitive bids                                                  N/A
      (27)            Financial Data Schedule                                                           (i)
      (28)            (Removed and Reserved)                                                            N/A
      (99)            Additional Exhibits                                                               N/A


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

(i) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.


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


                                         CITIZENS, INC.

 Date:  April 9, 1997                    By:  /s/ Mark A. Oliver
                                            -----------------------------------
                                              Mark A. Oliver, President


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



/s/ Mark A. Oliver, April 9, 1997           /s/ Mark A. Oliver, April 9, 1997
---------------------------------           ---------------------------------
Mark A. Oliver, Director                    Harold E. Riley, Chairman of the
                                            Board and Director
                                            By Mark A. Oliver, Attorney


/s/ Mark A. Oliver, April 9, 1997           /s/ Mark A. Oliver, April 9, 1997
---------------------------------           ---------------------------------
Ralph M. Smith, Director                    Joe R. Reneau, Director
By Mark A. Oliver, Attorney                 By Mark A. Oliver, Attorney


                                            /s/ Mark A. Oliver, April 9, 1997
---------------------------------           ---------------------------------
Flay F. Baugh, Director                     Timothy T. Timmerman, Director
                                            By Mark A. Oliver, Attorney


/s/ Mark A. Oliver, April 9, 1997           /s/ Mark A. Oliver, April 9, 1997
---------------------------------           ---------------------------------
Rick D. Riley, Director                     Steve Shelton, Director
By Mark A. Oliver, Attorney                 By Mark A. Oliver, Attorney


/s/ Mark A. Oliver, April 9, 1997
---------------------------------
T. Roby Dollar, Director
By Mark A. Oliver, Attorney

                              INDEX TO EXHIBITS



                                                                                                      EXHIBIT
  EXHIBIT NO.                                       DESCRIPTION                                       PAGE NO.
  -----------                                       -----------                                       --------
      (1)             Underwriting Agreement                                                            N/A
      (2)             Plan of acquisition, reorganization, arrangement, liquidation or
                      succession                                                                        (e)
      (3)             3.1  Articles of Incorporation; as amended                                        (d)
                      3.2  Bylaws                                                                       (b)
      (4)             Instruments defining the rights of security holders, including
                      indentures                                                                        N/A
      (5)             Opinion re:  Legality                                                             N/A
      (6)             (Removed and Reserved)                                                            N/A
      (7)             (Removed and Reserved)                                                            N/A
      (8)             Opinion re:  Tax Matters                                                          N/A
      (9)             Voting Trust Agreement                                                            N/A
      (10)            Material Contracts
                     10.1           Automatic Yearly Renewable term (NR) Life Reinsurance
                                    Agreement between Citizens Insurance Company of
                                    America and The Centennial Life Insurance Company
                                    dated March 1, 1982                                                (a)
                     10.2           Stock Purchase Agreement between Citizens Insurance
                                    Company of America and Citizens, Inc.                              (a)
                     10.3           Plan and Agreement of Merger and Exchange by and among
                                    Insurance Investors & Holding Co., Central Investors
                                    Life Insurance Company of Illinois, Citizens, Inc. and
                                    Citizens Acquisition, Inc.                                         (g)
                     10.4           Self-Administered Automatic Reinsurance Agreement -
                                    Citizens Insurance Company of America and Riunione
                                    Adriatica di Sicurta, S.p.A.                                       (h)
                     10.5           Plan and Agreement of Exchange dated October 28, 1996
                                    between Citizens, Inc. and American Investment
                                    Network, Inc.                                                      (h)
                     10.6           Agreement and Plan of Merger dated October 31, 1996
                                    between Citizens Insurance Company of America, CICA
                                    Acquisition, Inc., and First American Investment
                                    Corporation                                                        (h)
                     10.7           Plan and Agreement of Merger dated November 22, 1996
                                    between Citizens, Inc. and American Liberty Financial
                                    Corporation, as amended                                            Filed
                                                                                                      herewith
                     10.8           Plan and Agreement of Merger dated November 22, 1996
                                    between Citizens Insurance Company of America and
                                    American Liberty Life Insurance Company, as amended                Filed
                                                                                                      herewith
                     10.9           Bulk Accidental Death Benefit Reinsurance Agreement
                                    between Connecticut General Life Insurance Company and
                                    Citizens Insurance Company of America, as amended                  Filed
                                                                                                      herewith

      (11)            Statement re:    Computation of per share earnings                                N/A
      (12)            Statement re:    Computation of ratios                                            N/A
      (13)            Annual report to security holders, Form 10-Q or quarterly report to
                      security holders                                                                  N/A
      (14)            (Removed and Reserved)                                                            N/A
      (15)            Letter re:   Unaudited interim financial statements                               N/A
      (16)            Letter re:   Change in certifying accountant                                      N/A
      (17)            Letter re:   Director resignation                                                 N/A
      (18)            Letter re:   Change in accounting principles                                      N/A
      (19)            Report furnished to security holders                                              N/A
      (20)            Other documents or statements to security holders                                 N/A
      (21)            Subsidiaries of the registrant                                                    (i)
      (22)            Published report regarding matters submitted to a vote of
                      security holders                                                                  N/A
      (23)            Consents of expert and counsel                                                    (i)
      (24)            Power of Attorney                                                                 See
                                                                                                     signature
                                                                                                        page
      (25)            Statement of eligibility of trustee                                               N/A
      (26)            Invitations for competitive bids                                                  N/A
      (27)            Financial Data Schedule                                                           (i)
      (28)            (Removed and Reserved)                                                            N/A
      (99)            Additional Exhibits                                                               N/A


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

(i) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.