Form 10-Q
period 1997-03-31
CITIZENS INC
filed 1997-05-14
CIK 24090

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

[X]Quarterly  Report  Pursuant to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934

For the period ended     March 31, 1997

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

      As  of March 31, 1997, Registrant had 19,893,759 shares  of
Class  A  common  stock,  No Par Value, outstanding  and  621,049 shares of Class B common stock, No Par Value, outstanding.
                 CITIZENS, INC. AND SUBSIDIARIES

                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1. Financial Statements

                Balance   sheets,   March   31,   1997
               (Unaudited)                            3
                 and December 31, 1996

                Statements of Operations, Three-Months
                 Ended March 31, 1997
                 and 1996 (Unaudited)                 5

                Statements of Cash Flows, Three-Months
                 Ended March 31, 1997
                 and 1996 (Unaudited)                 6

                Notes to Financial Statements          8

        Item 2. Management's Discussion and Analysis
                 of Financial Conditions and Results
                 of Operations                        90

Part    Other Information                              1517
II.

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              March 31, 1997 and December 31, 1996



                                       (Unaudited)     December
                                        March 31,         31,
                                          1997           1996
Assets

Investments:

Fixed maturities held for investment,
at amortized cost (market $5,054,000
in 1997 and $5,217,000 in 1996)
                                       5,624,725      5,627,256
Fixed maturities available for sale,
at lower of cost or market (cost
$109,804,415 in 1997 and
$110,759,634 in 1996                   108,697,000     109,723,050
Equity securities, at market (cost
$89,580 in 1997  and 1996)
                                      50,155          50,155
Mortgage loans on real estate (net of
reserve of $50,000 in 1997 and 1996)
                                      1,566,395       1,672,522
Policy loans                              19,828,718      19,819,125
Guaranteed student loans (net of
reserve of $10,000 in 1997 and 1996)
                                      304,845         298,683
Other long-term investments               939,519         920,345
Short-term investments                    2,050,000          200,000
Total investments                       139,061,357     138,311,136

Cash                                      3,979,597       6,085,383
Prepaid reinsurance                       1,717,236       0
Reinsurance recoverable                   2,680,945       1,773,541
Other receivables                         661,136         594,088
Accrued investment income                 1,367,170       1,682,084
Federal income tax receivable             0               357,608
Deferred policy acquisition costs         36,650,734      36,933,753
Cost of insurance acquired                7,032,582       7,219,594
Excess of cost over net assets
acquired                               14,291,316      13,677,800
Other intangible assets                   1,586,950       1,633,625
Property, plant and equipment             5,340,300       5,442,578
Other assets                              1,085,109
                                                      743,636
Total assets                            215,454,432     214,454,826


                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              March 31, 1997 and December 31, 1996



                                       (Unaudited)     December
                                        March 31,         31,
                                          1997           1996
Liabilities and Stockholders' Equity

Liabilities:
Future policy benefit reserves            134,616,904     132,401,079
Dividend accumulations                    3,951,378       3,961,603
Premium deposits                          1,767,975       1,803,358
Policy claims payable                     2,993,345       2,966,818
Other policyholders' funds                1,931,389       1,958,992

Total policy liabilities                145,260,991     143,091,850

Other liabilities                         1,731,041       2,052,001
Commissions payable                       674,085         928,288
Notes payable                             478,668         489,166
Deferred Federal income tax               125,729         842,250
Federal income tax payable                103,351         0
Amounts held on deposit                     176,103         168,255
Total liabilities                       148,549,968     147,571,810

Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 21,838,494 shares
issued in 1997 and 21,761,894 in
1996, including shares in treasury
of 1,944,735 in 1997                   47,340,175      45,941,552
       and 2,077,947 in 1996
Class B, no par value, 1,000,000
shares authorized, 621,049 shares
issued and outstanding in 1997 and
1996                                   283,262         283,262
Unrealized loss on investments            (2,099,312)     (710,166)
Retained earnings                         23,308,949      23,430,634
                                          68,833,073      68,945,282
Treasury stock, at cost                   (1,928,609)     (2,062,266)
Total stockholders' equity              66,904,464      66,883,016
Commitments and contingencies
Total liabilities and stockholders'
equity                                 215,454,432     214,454,826
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
           Three-Months Ended March 31, 1997 and 1996

                           (Unaudited)

                                         Three-months ended March
                                                  31,

                                          1997           1996
Revenues:
Premiums                                 11,510,447      11,521,304
Annuity    and    Universal     life
considerations                         104,268         95,148
Net investment income                    2,353,826       2,078,688
Other income                            63,979          12,635
Realized    gains    (losses)     on
investments                            117,840         (8,928)
Interest expense                         (10,365)        (28,150)
                                        14,139,994      13,670,697
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit
reserves                               1,427,297       2,230,975
Policyholders' dividends                479,687         450,241
Claims and surrenders                   7,019,684       5,529,339
Annuity expenses                          185,932         230,448
                                        9,112,601       8,441,003

Commissions                             2,288,367       2,643,086
Underwriting, acquisition and
insurance expenses                     2,226,492       1,458,497
Capitalization of deferred policy
acquisition costs                      (2,062,089)     (2,489,597)
Amortization of deferred policy
acquisition costs                      2,345,108       2,380,935
Amortization of cost of insurance
acquired and excess of cost over net
assets acquired                          420,171         501,928
                                        14,330,650      12,935,852
Income  (loss) before federal income
tax                                    (190,656)        $734,845

Federal income tax:
Federal income tax expense (benefit)     (68,972)         249,848
Net Income (Loss)                       (121,684)        $484,997

Per Share Amounts:
Net  income  (loss)  per  share   of     $(0.01)         $0.03
common stock
Weighted average shares outstanding    19,849,662     19,602,887


                 CITIZENS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three-Months Ended March 31, 1997 and 1996

                           (Unaudited)

                                          Three-months ended March
                                                   31,

                                          1997            1996
Cash flows from operating
activities:
Net gain (loss)                           (121,684)        484,997
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                314,914         291,232
Deferred policy acquisition costs        283,019         (108,662)
Amortization of cost of insurance
acquired and excess cost over net
assets acquired
                                      420,171         501,928
Prepaid reinsurance                      (1,717,236)     (1,747,763)
Reinsurance recoverable                  (907,404)       167,654
Other receivables                        (67,048)        416,766
Property, plant and equipment
                                      102,278         (175,906)
Future policy benefit reserves
                                      2,215,825       3,079,677
Other policy liabilities                 (46,684)        (56,597)
Commissions payable and other
liabilities                            (1,302,182)     (2,304,783)
Amounts received (paid out) as trustee
                                      7,848           (63,371)
Federal income tax payable               103,351         (1,025,106)
Other, net                                 981,785        (739,506)
Net cash provided (used) by operating
activities                             266,953         (1,279,440)

Cash flows from investing
activities:
Maturity of fixed maturities              966,518         2,088,037
Sale of fixed maturities available for
sale                                   7,841,188       9,921,092
Purchase of fixed maturities available
for sale                               (9,724,071)     (14,321,294)
Principal payments on mortgage loans
                                      106,127         68,965
Net change in guaranteed student loans
                                      (6,162)         26,638
Purchase of other long-term
investments                            (19,174)        0
Cash from merger                          0               78,436
Increase in policy loans (net)               (9,593)        (747,1
                                                     74)

          Net cash provided (used)
            by investing activities    (845,167)       (2,885,300)



                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three-Months Ended March 31, 1997 and 1996

                           (Unaudited)

                                         Three-months ended March
                                                  31,

                                          1997           1996
Cash     flows    from     financing
activities:
Exercise of stock options                 140,500         0
Sale of stock                             192,426         145,359
Repayment of note payable                  (10,498)        (37,020)
Net cash provided (used) by financing
activities                             322,428         108,339

Net decrease in cash and short-
    term investments                   (255,786)       (4,056,401)
Cash and short term investments at
beginning of period                    6,285,383       7,248,853
Cash and short term investments at end
of period                              $6,029,597      $3,192,452

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1997

                           (Unaudited)

(1)  Financial Statements

       The balance sheet for March 31, 1997, the statements of operations for the three-month periods ended March 31, 1997 and 1996, and the statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31,1997 and for comparative periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

(2)  Pending Merger

      On October 28, 1996, Citizens announced that it had signed definitive written agreements for the acquisition of American Investment Network, Inc. (American Investment), a Jackson, Mississippi, based life insurance holding company with $7.5 million in assets, $3.4 million of stockholders' equity, revenues of $3.2 million and $67 million of life insurance in force.

      The American Investment agreement provides that following the acquisition, American Investment shareholders will receive 1 share of Citizens Class A Common Stock for each
      7.2 shares of American Investment Common Stock owned. Approximately 700,000 Class A shares are expected to be issued in connection with the transaction, which will be accounted for as a purchase. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on the Citizens' system. The agreement is subject to approval by American Investment's shareholders at a meeting called for June 19, 1997. It was approved by regulatory authorities in Mississippi on April 1, 1997.


                             ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATIONS

Certain statements contained in this Form 10Q are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"), including, without limitation, the italicized statements and the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", "may", "will" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Three-months ended March 31, 1997 and 1996

Net loss for the three-months ended March 31, 1997 was 121,684, compared to a gain of 484,997 for the same period in 1996. Revenues increased to $14,139,9949,763,884, an increase of 3.4% over the first three months of 1996 when revenues were $13,670,697. The increase in revenues was driven by a 13.2% increase in investment income. The primary reason for the loss in 1997 was a non-recurring charge of approximately $400,000 related to the acquisition of the minority interest not already owned of First American Investment Corporation for shares of the Company's stock previously held in treasury.

Premium income for the first three months of 1996 was $11,510,447 compared to $11,521,304 for the same period in 1996. Production of new premiums by the agents of Citizens Insurance Company of America ("CICA") was slightly higher during the first quarter of 1996 than in the previous year. Management introduced a new line of products and an enhanced marketing self-promotion plan during mid-1996 as part of a re-emphasis of new production. During the past several years, management had not promoted new sales and recruiting so as to emphasize the growth of capital through the profitability of CICA on a statutory accounting basis. These new programs will, in the opinion of management, have considerable impact on new production once they are assimilated by the marketing force. Premium income was negatively impacted during the quarter due to the pending merger of American Liberty into CICA and the conversion of the administrative functions previously performed in Baton Rouge, Louisiana being transferred to Austin, Texas in late 1996. Additionally, management re-evaluated the commission contracts offered by American Liberty and in late 1996 notified the majority of agents writing new business that there would be a substantial reduction in the first year commission they had been receiving. Management believes that such actions will limit the production of new business by the American Liberty agents; however, the business produced will offer significantly greater opportunity for profit for the company than that previously sold.

Net investment income increased 13.2% in the first three months of 1997 compared to the same period in 1996. Net investment income for the three months ended March 31, 1997 was $2,353,826 compared to $2,078,688 in 1996. This increase reflects the earnings on the growth in the Company's asset base that is occurring, as well as the higher yields that have been available in the bond market during the past year. A shift in investment strategy implemented in 1996 to shift away from U.S. Treasury instruments to government guaranteed mortgage backed securities and agency issues will, in the opinion of management continue to offer greater return with a minimum amount of additional risk.

Claims and surrenders expense increased from $5,529,339 at March 31, 1996 to $7,019,684 for the same period in 1996. Death claims increased from $1,375,403 in 1997 to $804,901 in 1996.
Management  believes  the  increase  in  claims  is  a  temporary situation, and not indicative of an adverse trend on the Company's international life insurance. Claims on the domestic business remained relatively stable compared to 1996. Surrender expense increased to $3,845,231 from, $2,997,205. Management constantly monitors this activity to insure that the Company's persistency is holding at levels equal to or above assumptions. The increase in the first quarter is, in management's opinion, a carryover from the impact of the termination of several well established agents during 1996. Coupons and endowments increased to $1,092,958 in 1997 from $1,074,425 in 1996. The endowment benefits are factored into the premium much like dividends and therefor, the increase does not pose a threat to future profitability. Management expects to see further increases in this category in the future. Accident and Health benefits were $490,599 in 1997, compared to $457,917 in 1996. This increase is directly related to the ALFC block of business which consists of a large block of scheduled benefit daily indemnity policies. The remaining components of claims and expenses, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $215,493 in 1996, compared to $194,891 in 1996.

Commission expense decreased to $2,288,367 from $2,643,086. The decrease reflects a slight decline in the amount of business issued during the quarter compared to the prior year/. Deferred policy acquisition costs capitalized in 1997 were $2,062,089 compared to $2,489,597 in the prior year. The decline is related to the relatively flat level of new sales during the quarter. Amortization of these costs was $2,345,108 for the first quarter of 1997 compared to $2,380,935 for 1996.

Underwriting, acquisition and insurance expenses increased from $1,458,497 in the first quarter of 1996 to $2,226,492. The increase is primarily attributable to the absorption of the operating expenses of ALFC. Additionally, a one-time charge of approximately $400,000 was incurred during the quarter as the result of the acquisition of a 5.52% interest in First American Investment Corporation, a 94.48% subsidiary of American Liberty. Management believes such acquisition, which entailed the issuance of 133,212 shares of the Company's Class A shares previously held in treasury, will prove to be of significant benefit to the Company in the long term. The removal of First American allows the merger of American Liberty and CICA to proceed as well as remedying an unhappy block of minority holders of First American who were left without a market for their First American shares as the result of an intrastate offering that was only marginally successful. Management expects to achieve significant reductions in expenses beginning late in the second quarter of 1997 due to the execution of an agreement with Worldwide Professional Associates, Inc., an international marketing company, to manage the Company's international sales activities in exchange for an overriding commission on new sales. As a result of this agreement, the Company will eliminate approximately $900,000 of fixed overhead on an annual basis, in exchange for the variable cost of the commission override.





Liquidity and Capital Resources

Stockholders' equity increased to $66,904,464 at March 31, 1997 from $66,883,016 at December 31, 1996. The loss from operations, as well as a decrease in the market value of the Company's bond portfolio offset additional capital raised through the ongoing Regulation S offering, the First American acquisition and the exercise of certain stock options that had been outstanding for some time..

In May 1995 an offering under Regulation S was initiated to the Company's international policyholders. Expiring on October 31, 1997 it currently prices the shares at $7.50 and requires a three-year holding period.. As of March 31, 1997, an additional $1.1 million had been raised through the offering.

Invested assets grew to $139,061,357 in 1997 from $138,311,136 at December 31, 1996. At December 31, 1996, fixed maturities have been categorized into two classifications: Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available for sale which are valued at market. The Company does not have a plan to make material dispositions of fixed maturities during 1997; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out sales during 1997. Fixed maturities held to maturity, amounting to $5,624,725 consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

The Company's mortgage loan portfolio, which constitutes 1.2% of invested assets at December 31, 1996, (1.1% at March 31, 1997) has historically been composed of small residential loans in Texas. At December 31, 1996, no mortgage loans were in default. Management has established a reserve of $50,000 at March 31, 1997 and December 31, 1996 (approximately 3% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio.

Policy loans comprise 14.3% of invested assets at December 31, 1996 compared to 14.3% at December 31, 1996. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, Texas Commerce Bank Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at March 31, 1997 and December 31, 1996. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. At March 31, 1997, management does not believe the Company is at risk for such a loss. During 1997, the Company intends to utilize short-term Treasury Bills and highly-rated commercial paper as cash management tools to minimize excess cash balances and enhance return.

In February 1992, the Company paid cash for an 80,000 square foot office building in Austin, Texas to serve as its primary office. This building will, in the opinion of management, provide adequate space for the Company's operations for many years. Renovation and remodeling of the property began in the third quarter of 1992 and the Company relocated to the building in September 1993. The Company occupies approximately 27,000 square feet of space in the building. The Company's former office property, consisting of approximately 13,000 square feet in Austin, with a carrying value of $146,000 was leased to a third party on a triple-net basis for three years during 1995. The lease provided that the party can purchase the building during the first 18 months of the lease for $850,000 cash, with no lease payments applying to the purchase price. The option period expired in 1996. The property is being re-marketed with a $1.5 million asking price. The tenant retains a right of first refusal for the remainder of the lease.

CICA owned 1,955,457 shares of Citizens Class A common stock at December 31, 1996 (1,822,245 at March 31, 1997). For statutory accounting purposes, CICA received written approval from the Colorado Insurance Department to carry its investment in Citizens at 50% of the fair market value limited to 7% of admitted assets ($8,310,000), which differs from prescribed statutory accounting practices. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of December 31, 1996, that permitted transaction increased statutory surplus by $4,000,000 over what it would have been had prescribed accounting practices been followed. In the Citizens' consolidated financial statements, this stock is shown as treasury stock. During 1995, Citizens re-acquired 115,943 of these shares and retired them. During 1997, approximately 133,212 shares were issued in conjunction with the First American transaction.

CICA had outstanding at March 31, 1997 and December 31, 1996, a $466,000 surplus debenture payable to Citizens. For statutory accounting purposes, this debenture is a component of surplus, while for GAAP it is eliminated in consolidation. Citizens has recognized a liability for its related obligation to a bank in a like amount.

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

Item 3.   Defaults upon Senior Securities

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

       None.

Item 5.   Other Information

       The Annual meeting of stockholders will be held on Tuesday, June 3, 1997, at 10:00 a.m. at the Company's executive offices. The record date for the meeting was April 15, 1997.



Item 6.   Exhibits and Reports on Form 8-K

          None.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CITIZENS, INC.



                                By:/s/ Mark A. Oliver_____
                                   Mark A. Oliver, FLMI
                                   President

Date:    May 15, 1995May 13,1997