Form 10-Q
period 1997-06-30
CITIZENS INC
filed 1997-08-14
CIK 24090

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

[X]Quarterly  Report  Pursuant to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934

For the period ended     June 30, 1997

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

      As  of  June 30, 1997, Registrant had 20,469,084 shares  of
Class  A  common  stock,  No Par Value, outstanding  and  621,049 shares of Class B common stock, No Par Value, outstanding.
                 CITIZENS, INC. AND SUBSIDIARIES

                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1. Financial Statements

                Balance   sheets,   June   30,    1997
               (Unaudited)                            3
                 and December 31, 1996

                Statements of Operations, Three-Months
                 Ended June 30, 1997
                 and 1996 (Unaudited)                 5

                Statements of Operations, Six-Months
                 Ended June 30, 1997
                 and 1996 (Unaudited)                 6

                Statements of Cash Flows, Three-Months
                 Ended June 30, 1997
                 and 1996 (Unaudited)                 7

                Statements of Cash Flows, Six-Months
                 Ended June 30, 1997
                 and 1996 (Unaudited)                 9

                Notes to Financial Statements          11

        Item 2. Management's Discussion and Analysis
                 of Financial Conditions and Results
                 of Operations                        120

Part    Other Information                              1817
II.

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               June 30, 1997 and December 31, 1996


                                       (Unaudited)
                                        June 30,       December
                                          1997            31,
                                                         1996
Assets

Investments:

Fixed maturities held for investment,
at
    amortized cost (market              $5,622,2       $5,627,256
     $5,146,000                        50
    in 1997 and $5,050,000 in 1996)
Fixed maturities available for sale,
at lower
    of cost or market (cost            111,100,028     109,723,050
     $112,735,509 in
    1997 and $100,148,327 in 1996)
Equity securities, at market (cost $
1,084,751 in 1997 and $89,580 in       1,045,326       50,155
1996)
Mortgage loans on real estate (net of
reserve                                1,502,707       1,672,522
    of $50,000 in 1997 and $145,080
     in 1996)
Policy loans                              19,748,195      19,819,125
Guaranteed student loans (net of
reserve of $10,000 in 1997 and 1996)   118,344         298,683
Other long-term investments               898,246         920,345
Short-term investments                    2,440,000
                                                     200,000
Total investments                       142,475,096     138,311,136

Cash                                      8,892,896       6,085,383
Prepaid reinsurance                       1,144,824       -
Reinsurance recoverable                   2,121,051       1,773,541
Other receivables                         1,113,512       594,088
Accrued investment income                 1,860,650       1,682,084
Deferred policy acquisition costs         36,599,594      36,933,753
Cost of insurance acquired                8,817,500       7,219,594
Other intangible assets                   1,540,275       1,633,625
Excess of cost over net assets            17,633,214
acquired                                              13,677,800
Property, plant and equipment             6,052,440       5,442,578
Other assets                              1,540,489
                                                      743,636
Total assets                            $229,791,                 $
                                      541             214,097,218


                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               June 30, 1997 and December 31, 1996


                                       (Unaudited)
                                        June 30,       December
                                          1997            31,
                                                         1996
Liabilities and Stockholders' Equity

Liabilities:
Future policy benefit reserves               140,195,     $132,401,
                                      822             079
Dividend accumulations                    4,838,669       3,961,603
Premium deposits                          1,869,120       1,803,358
Policy claims payable                     2,612,457       2,966,818
Other policyholders' funds                1,985,124       1,958,992

Total policy liabilities                151,501,192     143,091,850

Other liabilities                         1,702,584       2,052,001
Commissions payable                       735,205         928,288
Notes payable                             910,798         489,166
Deferred Federal income tax               779,839         842,250
Amounts held on deposit                     224,427         168,255
Total liabilities                       155,854,045       147,571,8
                                                      10
Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 22,413,819 shares
issued in 1997 and 21,761,894 in
1996, including shares in treasury
of 1,944,735 in 1997                   52,586,070      45,941,552
       and 2,077,947 in 1996
Class B, no par value, 1,000,000
shares
       authorized, 621,049 shares      283,262         283,262
       issued and
       outstanding in 1997 and 1996
Unrealized gain (loss) on investments     (832,665)       (710,166)
Retained earnings                         23,829,438      23,430,634
                                          75,866,105      68,945,282
Treasury stock, at cost                   (1,928,60       (2,062,26
                                      9)              6)
Total stockholders' equity              73,937,496      66,883,016
Commitments and contingencies
Total liabilities and stockholders'       $229,791,5      $
equity                                 41              214,454,826
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
            Three-Months Ended June 30, 1997 and 1996

                           (Unaudited)

                                         Three-months ended June
                                                  30,

                                          1997           1996
Revenues:
Premiums                                $13,079,4       $
                                      33              13,160,847
Annuity    and    Universal     life    94,494          (1,913)
considerations
Net investment income                    2,540,886       2,325,855
Other income                            128,835         23,443
Realized    gains    (losses)     on    77,9655         21,637
investments
Interest expense                          (3,915)           (754)
                                        15,918,698      15,529,115
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit       2,238,688       1,777,647
reserves
Policyholders' dividends                578,440         653,920
Claims and surrenders                   6,774,584       6,434,222
Annuity expenses                           32,907         198,227
                                        9,624,619       9,064,016

Commissions                             3,160,795       2,805,821
Underwriting, acquisition and             1,791,488       2,942,778
insurance expenses
Capitalization of deferred policy         (2,695,843)     (2,477,772)
acquisition costs
Amortization of deferred policy           2,746,983       2,360,023
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net     461,734         264,347
assets acquired
                                        15,089,776      14,959,213
Income  (loss) before federal income     $828,923        $569,902
tax

Federal income tax:
Federal income tax expense (benefit)      307,863         388,436
Net Income (Loss)                        $521,060        $181,466

Per Share Amounts:
Net  income  (loss)  per  share   of      $0.03          $0.01
common stock
Weighted average shares outstanding




          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
             Six-Months Ended June 30, 1997 and 1996

                           (Unaudited)

                                        Six-months ended June 30,

                                          1997           1996
Revenues:
Premiums                                $24,589,8       $
                                      80              24,682,151
Annuity    and    Universal     life    198,762         93,235
considerations
Net investment income                    4,894,712       4,404,543
Other income                            193,812         36,078
Realized    gains    (losses)     on    195,805         12,709
investments
Interest expense                         (14,280)        (28,904)
                                        30,058,691      29,199,812
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit       3,665,985       4,008,622
reserves
Policyholders' dividends                1,058,127       1,104,161
Claims and surrenders                   13,794,268      11,963,561
Annuity expenses                          218,839         428,675
                                        18,737,219      17,505,019

Commissions                             5,449,162       5,448,907
Underwriting, acquisition and             4,017,980       4,401,275
insurance expenses
Capitalization of deferred policy         (4,757,932)     (4,967,369)
acquisition costs
Amortization of deferred policy           5,092,091       4,740,958
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net     881,905         766,275
assets acquired
                                        29,420,425      27,895,065
Income  (loss) before federal income     $638,266          $1,304,7
tax                                                   47
Federal income tax:
Federal income tax expense (benefit)      238,891         638,284
Net Income (Loss)                        $399,375        $666,463

Per Share Amounts:
Net  income  (loss)  per  share   of      $0.02          $0.04
common stock
Weighted average shares outstanding


                 CITIZENS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three-Months Ended June 30, 1997 and 1996

                           (Unaudited)

                                         Three-months ended June
                                                  30,

                                          1997           1996
Cash flows from operating
activities:
Net gain (loss)                           $521,061       $
                                                     181,466
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                (493,480)       (187,611)
Deferred policy acquisition costs        51,140          (117,749)
Amortization of cost of insurance
         acquired and excess cost
          over                         461,734         264,347
         net assets acquired
Prepaid reinsurance                      572,412         582,637
Reinsurance recoverable                  559,894         (249,334)
Other receivables                        (452,376)       67,311
Property, plant and equipment            (712,140)       25,812
Future policy benefit reserves           5,578,918       928,945
Other policy liabilities                 491,283         1,632,218
Commissions payable and other            759,682         1,562,797
liabilities
Amounts received (paid out) as trustee   48,324          39,688
Federal income tax payable               (103,351)       0
Deferred Federal income tax payable       (62,411)       (1,926,268)
Other, net                                (981,785)        434,840
Net cash provided (used) by operating
activities                             6,238,905       3,239,099

Cash flows from investing
activities:
Maturity of fixed maturities              (966,518)       1,225,587
Sale of fixed maturities available for    (7,841,188)     2,250,819
sale
Purchase of fixed maturities available    9,724,071       (2,067,410)
for sale
Net change in mortgage loans              66,688          95,504
Net change in guaranteed student loans    186,501         58,870
Change in other long-term investments     41,273          37,491
Increase in policy loans (net)               (61,33         (200,1
                                      7)              76)

          Net cash provided (used)
            by
            investing activities       1,287,628       1,400,685



                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three-Months Ended June 30, 1997 and 1996

                           (Unaudited)

                                         Three-months ended June
                                                  30,

                                          1997           1996
Cash     flows    from     financing
activities:
Borrowed Funds                                            0
Repayment of note payable                                 (186,714)
Net cash provided (used) by financing
activities                                             (186,714)

Net increase (decrease) in cash and
short-                                                4,453,070
    term investments
Cash and short term investments at
beginning                                              3,192,452
    of period
Cash and short term investments at end    $               $7,645,522
of period

                 CITIZENS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six-Months Ended June 30, 1997 and 1996

                           (Unaudited)

                                        Six-months ended June 30,

                                          1997           1996
Cash flows from operating
activities:
Net gain (loss)                           $399,377       $
                                                     666,463
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                (178,566)       103,621
Deferred policy acquisition costs        334,159         (226,411)
Amortization of cost of insurance
         acquired, excess cost over
         net assets acquired, and
          other intangibles            881,905         766,275
Prepaid reinsurance                      (1,144,824)     (1,165,126)
Reinsurance recoverable                  (347,510)       (81,680)
Other receivables                        (519,424)       484,077
Property, plant and equipment            (609,862)       (150,094)
Future policy benefit reserves           7,794,743       4,008,622
Other policy liabilities                 444,599         1,575,621
Commissions payable and other            (542,500)       (741,986)
liabilities
Amounts received (paid out) as trustee   56,172          (23,683)
Federal income tax payable               -               (1,025,106)
Deferred Federal income tax               (62,411)       (1,926,268)
Other, net                                                (304,666)
Net cash provided (used) by operating
activities                                             1,959,659

Cash flows from investing
activities:
Maturity of fixed maturities                              3,313,624
Sale of fixed maturities available for                    12,171,911
sale
Purchase of fixed maturities available                    (16,388,704
for sale                                              )
Net change in mortgage loans              172,815         164,469
Net change in guaranteed student loans    180,339         85,508
Cash from merger                          138,138         78,436
Change in other long-term investments     22,099          37,491
Increase in policy loans (net)               (70,93         (947,3
                                      0)              50)

          Net cash provided (used)
            by                                         (1,484,615)
            investing activities


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six-Months Ended June 30, 1997 and 1996

                           (Unaudited)

                                        Six-months ended June 30,

                                          1997           1996
Cash     flows    from     financing
activities:
Exercise of stock options                 140,500         0
Repayment of note payable                 (79,044)        (223,734)
Sale of stock                             192,426         145,359
Net cash provided (used) by financing
activities                             253,882         (78,375)

Net increase (decrease) in cash and
short-                                 5,047,513       396,669
    term investments
Cash and short term investments at
beginning                              6,285,383       7,248,853
    of period
Cash and short term investments at end    $11,332,896     $7,645,522
of period




          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1997

                           (Unaudited)

(1)  Financial Statements

       The balance sheet for June 30, 1997, the statements of operations for the three and six-month periods ended June 30, 1997 and 1996, and the statements of cash flows for the three and six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1997 and for comparative periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

(2)  Merger and Pending Acquisition

      On October 28, 1996, Citizens announced that it had signed definitive written agreements for the acquisition of American Investment Network, Inc. (American Investment), a Jackson, Mississippi, based life insurance holding company with $7.5 million in assets, $3.4 million of stockholders' equity, revenues of $3.2 million and $67 million of life insurance in force.

      The American Investment agreement provided that following the acquisition, American Investment shareholders would receive 1 share of Citizens Class A Common Stock for each
      7.2 shares of American Investment Common Stock owned. Approximately 700,000 Class A shares were issued in connection with the transaction, which was accounted for as a purchase. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on the Citizens' system. The agreement closed on June 19, 1997.

      On August 13, 1997, Citizens signed a definitive agreement to acquire 100% of the outstanding shares of National Security Life and Accident Insurance Company of Arlington, Texas for $1.7 million in cash and restricted stock. The Agreement, which is subject to approval by regulatory authorities in Texas, provides that Citizens will pay $1 million in cash and $700,000 in restricted stock for all of the outstanding shares of National, a privately-owned, Texas domiciled life and accident and health insurer. The transaction is expected to increase assets by approximately $6 million, revenues by $ 5 million and capital by $1 million. The transaction is expected to close before year end 1997.


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

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of foreign and U.S. economies in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws; (iii) inflation, interest rates, market and monetary fluctuations and volatility; (iv) the timely development and acceptance of new products and services and perceived overall value of these products and services by existing and potential customers; (v) changes in consumer spending, borrowing and saving habits; (vi) concentrations of business from persons residing in third world countries; (vii) acquisitions; (viii) the persistency of existing and future insurance policies sold by the Company and its subsidiaries; (ix) the dependence of the Company on its Chairman of the Board; (x) the ability to control expenses; (xi) the effect of changes in laws and regulations (including laws and regulations concerning insurance) with which the Company and its subsidiaries must comply, (xii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xiii) changes in the Company's organization and compensation plans; (xiv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and
(xv) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

Six-months ended June 30, 1997 and 1996

Net gain for the six-months ended June 30, 1997 was $399,375, compared to a gain of $666,463 for the same period in 1996. Revenues increased to $30,058,691 compared to the first six-months of 1996 when revenues were $29,199,812. The increase in revenues was driven by an 11.1% increase in investment income. The primary reason for the lower earnings in 1997 was a non-recurring charge of approximately $400,000 related to the acquisition of the minority interest not already owned of First American Investment Corporation for shares of the Company's stock previously held in treasury.

Premium income for the first six-months of 1997 was $24,589,880 compared to $24,682,151 for the same period in 1996. Production of new premiums by the agents of Citizens Insurance Company of America ("CICA") was flat during the first half of 1997 compared to the previous year. Management introduced a new line of products and an enhanced marketing self-promotion plan during mid-1996 as part of a re-emphasis of new production. During the past
several  years,  management  had  not  promoted  new  sales   and
recruiting so as to emphasize the growth of capital through the profitability of CICA on a statutory accounting basis. These new programs will, in the opinion of management, have considerable impact on new production once they are assimilated by the marketing force. Premium income was negatively impacted during 1997 due to the pending merger of American Liberty Life Insurance Company, acquired in 1995, into CICA and the conversion of the administrative functions previously performed by American Liberty in Baton Rouge, Louisiana being transferred to Austin, Texas in late 1996. Additionally, management re-evaluated the commission contracts offered by American Liberty and in late 1996 notified the majority of agents writing new business that there would be a substantial reduction in the first year commission they had been receiving. Management believes that such actions will limit the production of new business by the American Liberty agents; however, the business produced will offer significantly greater opportunity for profit for the company than that previously sold.

Net investment income increased 11.1% in the first six-months of 1997 compared to the same period in 1996. Net investment income for the six-months ended June 30, 1997 was $4,894,712 compared to $4,404,543 in 1996. This increase reflects the earnings on the growth in the Company's asset base that is occurring, as well as the higher yields that have been available in the bond market during the past year. A shift in investment strategy implemented in 1996 to shift away from U.S. Treasury instruments to government guaranteed mortgage backed securities and agency issues will, in the opinion of management continue to offer greater return with a minimum amount of additional risk.

Claims and surrenders expense increased from $11,963,561 at June 30, 1996 to $13,794,268 for the same period in 1997. Death claims increased to $2,392,182 in 1997 from $2,034,144 in 1996 with the increases occuring primarily in the international business in force. Management believes the increase in claims is a temporary situation, and not indicative of an adverse trend on the Company's international life insurance. Claims on the Company's domestic business remained relatively stable compared to 1996. Surrender expense increased to $7,453,385 from $6,347,831. Management constantly monitors this activity to insure that the Company's persistency is holding at levels equal to or above assumptions. The increase in 1997 is, in management's opinion, a carryover from the impact of the termination of several well established agents during 1996. Coupons and endowments increased to $2,453,164 in 1997 from $2,338,416 in 1996. The endowment benefits are factored into the premium much like dividends and therefor, the increase does not pose a threat to future profitability. Management expects to see further increases in this category in the future. Accident and Health benefits were $984,886 in 1997, compared to $852,295 in
1996. This increase is directly related to the ALFC block of business which consists of a large block of scheduled benefit daily indemnity policies. The remaining components of claims and expenses, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $510,651 in 1997, compared to $390,875 in 1996.

Commission expense remained flat at $5,449,162 compared to $5,448,907. The level reflects a slight decline in the amount of business issued during the year compared to the prior year. Additionally, the agreement with WPA described below contributed to the decline. Deferred policy acquisition costs capitalized in 1997 were $4,757,932 compared to $4,967,369 in the prior year. The decline is related to the relatively flat level of new sales during the year. Amortization of these costs was $5,092,091 for the second quarter of 1997 compared to $4,740,958 for 1996.

Underwriting, acquisition and insurance expenses decreased to $4,017,980 in 1997 from $4,401,275. The decrease is primarily attributable to the elimination of the operating expenses of ALFC. Additionally, a one-time charge of approximately $400,000 was incurred during the first quarter of 1997 as the result of the acquisition of a 5.52% interest in First American Investment Corporation, a 94.48% subsidiary of American Liberty. Management believes such acquisition, which entailed the issuance of 133,212 shares of the Company's Class A shares previously held in treasury, will prove to be of significant benefit to the Company in the long term. The removal of First American allows the merger of American Liberty and CICA to proceed as well as remedying an unhappy block of minority holders of First American who were left without a market for their First American shares as the result of an intrastate offering that was only marginally successful. Management expects to achieve significant reductions in expenses beginning late in the second quarter of 1997 due to the execution of an agreement with Worldwide Professional Associates, Inc.,"WPA", an international marketing company, to manage the Company's international sales activities in exchange for an overriding commission on new sales. As a result of this agreement, the Company will eliminate approximately $900,000 of fixed overhead on an annual basis, in exchange for the variable cost of the commission override.

Three-months ended June 30, 1997 and 1996

Net income for the three-months ended June 30, 1997 was $521,060, or $.03 per share, an increase of 187.1% over the same period in 1996 when income was $181,466, or $.01 per share. Total revenues for the quarter were $15,918,698, compared to $15,529,115 for the same period in 1996.

Premium income for the quarter was $13,079,433, down slightly from 1996 when premiums totalled $13,160,847. A slowdown of production by the agents representing American Liberty as the result of commission reductions described above and flat international sales contributed to the lack of increase.

Investment  income increased to $2,540,886 from $2,325,855.   The
increase relates to the growing asset base of the Company as well as the higher yields available in the past year in the bond market.

Policy benefits increased from $9,064,016 in 1996 to $9,624,619 in the current year. Increases in death claims and policy surrenders were the primary causes. Management does not believe such increases to be indicative of a strong negative trend, but rather the result of recent growth.

Commissions increased from $2,805,821 to $3,160,795 due to the agreement with WPA described above. Management expects to see further increases in this area due to the WPA agreement.

Liquidity and Capital Resources

Stockholders' equity increased to $73,947,496 at June 30, 1997 from $66,883,016 at December 31, 1996. The First American and American Investment Network acquisitions and the exercise of certain stock options that had been outstanding for some time and were the primary reasons for the growth.

In  May 1995 an offering under Regulation S was initiated to  the
Company's  international policyholders.   It  was  terminated  in
June, 1997. As of June 30, 1997, an additional $1.1 million had been raised through the offering.

Invested assets grew to $142,475,096 in 1997 from $138,311,136 at December 31, 1996. At December 31, 1996, and June 30, 1997, fixed maturities have been categorized into two classifications:
Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available for sale which are valued at market. The Company does not have a plan to make material dispositions of fixed maturities during 1997; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out sales during 1997. Fixed maturities held to maturity, amounting to $5,622,250, consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

The Company's mortgage loan portfolio, which constitutes 1.2% of invested assets at December 31, 1996, (1.1% at June 30, 1997) has historically been composed of small residential loans in Texas. At December 31, 1996, no mortgage loans were in default. Management has established a reserve of $50,000 at June 30, 1997 and December 31, 1996 (approximately 3% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio.

Policy loans comprise 13.9% of invested assets at June 30, 1997 and December 31, 1996. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, Texas Commerce Bank Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at June 30, 1997 and December 31, 1996. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. At March 31, 1997, management does not believe the Company is at risk for such a loss. During 1997, the Company intends to utilize short-term Treasury Bills and highly-rated commercial paper as cash management tools to minimize excess cash balances and enhance return.

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

CICA owned 1,955,457 shares of Citizens Class A common stock at December 31, 1996 (1,822,245 at June 30, 1997). For statutory accounting purposes, CICA received written approval from the Colorado Insurance Department to carry its investment in Citizens at 50% of the fair market value limited to 7% of admitted assets ($8,310,000), which differs from prescribed statutory accounting practices. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of December 31, 1996, that permitted transaction increased statutory surplus by $4,000,000 over what it would have been had prescribed accounting practices been followed. In the Citizens' consolidated financial statements, this stock is shown as treasury stock. During 1995, Citizens re-acquired 115,943 of these shares and retired them. During 1997, approximately 133,212 shares were issued in conjunction with the First American transaction.

CICA had outstanding at June 30, 1997 and December 31, 1996, a $400,000 ($466,000 at December 31, 1996) surplus debenture payable to Citizens. For statutory accounting purposes, this debenture is a component of surplus, while for GAAP it is eliminated in consolidation. Citizens has recognized a liability for its related obligation to a bank in a like amount.

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

Item 3.   Defaults upon Senior Securities

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

       None.

Item 5.   Other Information

       The Annual meeting of stockholders was held on Tuesday, June 3, 1997, at 10:00 a.m. at the Company's executive offices. The record date for the meeting was April 15, 1997. Elected as Directors for the coming year were:

Flay F. Baugh         Steven F. Shelton     Ralph    M.    Smith,
                                            Th.D.
Timothy T. Timmerman  T. Roby Dollar        Mark A. Oliver
Joe R. Reneau         Harold E. Riley       Rick D. Riley

Item 6.   Exhibits and Reports on Form 8-K

          Current Report dated April 30, 1997 regarding sales  of
          Common Stock via Reg. S.
          Current  Report dated June 20, 1997 regarding sales  of
          Common Stock via Reg. S..

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

Date:  August 14, 1997