Form 10-Q/A
period 1997-06-30
CITIZENS INC
filed 1997-08-18
CIK 24090

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

                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1. Financial Statements

                Balance   sheets,   June   30,    1997
                 (Unaudited)and December 31, 1996     3

                Statements of Operations, Three-Months
                 Ended   June  30,  1997   and   1996
                 (Unaudited)                          5

                Statements of Operations, Six-Months
                 Ended   June  30,  1997   and   1996
                 (Unaudited)                          6

                Statements of Cash Flows, Three-Months
                 Ended   June  30,  1997   and   1996
                 (Unaudited)                          7

                Statements  of Cash Flows,  Six-Months
                 Ended   June  30,  1997   and   1996
                 (Unaudited)                          9

                Notes to Financial Statements          11

        Item 2. Management's  Discussion and  Analysis
                 of  Financial Conditions and Results
                 of Operations                        13

Part    Other Information                              1917
II.

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               June 30, 1997 and December 31, 1996

                                        (Unaudited)
                                         June 30,       December
                                           1997         31, 1996
Assets

Investments:

Fixed maturities held for investment,
at amortized cost (market $5,146,000
in 1997 and $5,050,000 in 1996)
                                      $5,622,250       $5,627,256
Fixed maturities available for sale,
at lower of cost or market (cost
$112,735,509 in 1997 and
$100,148,327 in 1996)                  111,100,028      109,723,050
Equity securities, at market (cost $
1,084,751 in 1997 and $89,580 in
1996)                                  1,045,326        50,155
Mortgage loans on real estate (net of
reserve of $50,000 in 1997 and
$145,080 in 1996)                      1,502,707        1,672,522
Policy loans                              19,748,195        19,819,125
Guaranteed student loans (net of
reserve of $10,000 in 1997 and 1996)
                                      118,344          298,683
Other long-term investments               898,246           920,345
Short-term investments                    2,440,000
                                                      200,000
Total investments                       142,475,096       138,311,136

Cash                                      8,892,896         6,085,383
Prepaid reinsurance                       1,144,824         -
Reinsurance recoverable                   2,121,051         1,773,541
Other receivables                         1,113,512         594,088
Accrued investment income                 1,860,650         1,682,084
Deferred policy acquisition costs         36,599,594        36,933,753
Cost of insurance acquired                8,817,500         7,219,594
Other intangible assets                   1,540,275         1,633,625
Excess of cost over net assets
acquired                               17,633,214
                                                      13,677,800
Property, plant and equipment             6,052,440         5,442,578
Other assets                              1,540,489
                                                       743,636
Total assets                            $229,791,541      214,097,218
                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               June 30, 1997 and December 31, 1996


                                       (Unaudited)
                                        June 30,       December
                                          1997         31, 1996
Liabilities and Stockholders' Equity

Liabilities:
Future policy benefit reserves            140,195,822     132,401,079
Dividend accumulations                    4,838,669       3,961,603
Premium deposits                          1,869,120       1,803,358
Policy claims payable                     2,612,457       2,966,818
Other policyholders' funds                1,985,124       1,958,992

Total policy liabilities                151,501,192     143,091,850

Other liabilities                         1,702,584       2,052,001
Commissions payable                       735,205         928,288
Notes payable                             910,798         489,166
Deferred Federal income tax               779,839         842,250
Amounts held on deposit                     224,427         168,255
Total liabilities                       155,854,045     147,571,810

Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 22,413,819 shares
issued in 1997 and 21,761,894 in
1996, including shares in treasury
of 1,944,735 in 1997 and 2,077,947
in 1996

                                      52,586,070      45,941,552
Class B, no par value, 1,000,000
shares authorized, 621,049 shares
issued and outstanding in 1997 and
1996                                   283,262         283,262
Unrealized gain (loss) on investments     (832,665)       (710,166)
Retained earnings                         23,829,438      23,430,634
                                          75,866,105      68,945,282
Treasury stock, at cost                   (1,928,609)     (2,062,266)
Total stockholders' equity              73,937,496      66,883,016
Commitments and contingencies
Total liabilities and stockholders'
equity                                 229,791,541     214,454,826
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
            Three-Months Ended June 30, 1997 and 1996

                           (Unaudited)

                                         Three-months ended June
                                                  30,

                                          1997           1996
Revenues:
Premiums                                $13,079,433     $13,160,847
Annuity    and    Universal     life    94,494          (1,913)
considerations
Net investment income                    2,540,886       2,325,855
Other income                            129,835         23,443
Realized    gains    (losses)     on
investments                            77,965          21,637
Interest expense                          (3,915)           (754)
                                        15,918,698      15,529,115
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit
reserves                               2,238,688       1,777,647
Policyholders' dividends                578,440         653,920
Claims and surrenders                   6,774,584       6,434,222
Annuity expenses                           32,907         198,227
                                        9,624,619       9,064,016

Commissions                             3,160,795       2,805,821
Underwriting, acquisition and
insurance expenses                     1,791,488       2,942,778
Capitalization of deferred policy
acquisition costs                      (2,695,843)     (2,477,772)
Amortization of deferred policy
acquisition costs                      2,746,983       2,360,023
Amortization of cost of insurance
acquired and excess of cost over net     461,734         264,347
assets acquired
                                        15,089,776      14,959,213
Income  (loss) before federal income     $828,922        $569,902
tax

Federal income tax:
Federal income tax expense (benefit)      307,863         388,436
Net Income (Loss)                        $521,059        $181,466

Per Share Amounts:
Net  income  (loss)  per  share   of
common stock                              $0.03          $0.01
Weighted average shares outstanding
                                       20,591,574     19,530,864




          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
             Six-Months Ended June 30, 1997 and 1996

                           (Unaudited)

                                        Six-months ended June 30,

                                          1997           1996
Revenues:
Premiums                                24,589,880      24,682,151
Annuity    and    Universal     life
considerations                         198,762         93,235
Net investment income                    4,894,712       4,404,543
Other income                            193,812         36,078
Realized    gains    (losses)     on
investments                            195,805         12,709
Interest expense                         (14,280)        (28,904)
                                        30,058,691      29,199,812
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit
reserves                               3,665,985       4,008,622
Policyholders' dividends                1,058,127       1,104,161
Claims and surrenders                   13,794,268      11,963,561
Annuity expenses                          218,839         428,675
                                        18,737,219      17,505,019

Commissions                             5,449,162       5,448,907
Underwriting, acquisition and
insurance expenses                     4,017,980       4,401,275
Capitalization of deferred policy
acquisition costs                      (4,757,932)     (4,967,369)
Amortization of deferred policy
acquisition costs                      5,092,091       4,740,958
Amortization of cost of insurance
acquired and excess of cost over net
assets acquired                          881,905         766,275
                                        29,420,425      27,895,065
Income  (loss) before federal income
tax                                     $638,266       $1,304,747
Federal income tax:
Federal income tax expense (benefit)      238,891         638,284
Net Income (Loss)                        $399,375        $666,463

Per Share Amounts:
Net  income  (loss)  per  share   of      $0.02          $0.04
common stock
Weighted average shares outstanding
                                       20,245,799     19,459,167


                 CITIZENS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three-Months Ended June 30, 1997 and 1996

                           (Unaudited)

                                         Three-months ended June
                                                  30,

                                          1997           1996
Cash flows from operating
activities:
Net gain (loss)                           $521,061       $181,466
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                (493,480)       (187,611)
Deferred policy acquisition costs
                                      51,140          (117,749)
Amortization of cost of insurance
acquired and excess cost over net
assets acquired
                                      461,734         264,347
Prepaid reinsurance                      572,412         582,637
Reinsurance recoverable                  559,894         (249,334)
Other receivables                        (452,376)       67,311
Property, plant and equipment
                                      (712,140)       25,812
Future policy benefit reserves
                                      5,578,918       928,945
Other policy liabilities                 491,283         1,632,218
Commissions payable and other
liabilities                            759,682         1,562,797
Amounts received (paid out) as trustee
                                      48,324          39,688
Federal income tax payable               (103,351)       0
Deferred Federal income tax payable
                                       (62,411)       (1,926,268)
Other, net                               (5,247,717)       434,840
Net cash provided (used) by operating
activities                             1,972,973       3,239,099

Cash flows from investing
activities:
Maturity of fixed maturities              5,383,375       1,225,587
Sale of fixed maturities available for
sale                                   2,885,838       2,250,819
Purchase of fixed maturities available
for sale                               (5,241,604)     (2,067,410)
Net change in mortgage loans              66,688          95,504
Net change in guaranteed student loans
                                      186,501         58,870
Cash from merger                          138,138         0
Change in other long-term investments
                                      41,273          37,491
Increase in policy loans (net)              (61,337)      (200,176)

          Net cash provided (used)
            by investing activities    3,398,872       1,400,685

                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three-Months Ended June 30, 1997 and 1996

                           (Unaudited)

                                         Three-months ended June
                                                  30,

                                          1997           1996
Cash     flows    from     financing
activities:
Borrowed Funds                            0               0
Repayment of note payable                 (68,546)        (186,714)
Sale of stock                                0
Net cash provided (used) by financing
activities                             (68,546)        (186,714)

Net increase (decrease) in cash and
short-term investments                 5,303,299       4,453,070
Cash and short term investments at
beginning of period                    6,029,597       3,192,452
Cash and short term investments at end
of period                              $11,332,896     $7,645,522

                 CITIZENS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six-Months Ended June 30, 1997 and 1996

                           (Unaudited)

                                         Six-months ended June 30,

                                           1997            1996
Cash flows from operating
activities:
Net gain (loss)                           $399,377        $666,463
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                (178,566)        103,621
Deferred policy acquisition costs
                                      334,159          (226,411)
Amortization of cost of insurance
acquired, excess cost over net
assets acquired, and other
intangibles
                                      881,905          766,275
Prepaid reinsurance                      (1,144,824)      (1,165,126)
Reinsurance recoverable                  (347,510)        (81,680)
Other receivables                        (519,424)        484,077
Property, plant and equipment
                                      (609,862)        (150,094)
Future policy benefit reserves
                                      7,794,743        4,008,622
Other policy liabilities                 444,599          1,575,621
Commissions payable and other
liabilities                            (542,500)        (741,986)
Amounts received (paid out) as trustee
                                      56,172           (23,683)
Federal income tax payable               0                (1,025,106)
Deferred Federal income tax               (62,411)        (1,926,268)
Other, net                               (4,265,932)      (304,666)
Net cash provided (used) by operating
activities                             2,239,926        1,959,659

Cash flows from investing
activities:
Maturity of fixed maturities              6,349,893         3,313,624
Sale of fixed maturities available for
sale                                   10,727,026       12,171,911
Purchase of fixed maturities available
for sale                               (14,965,675)     (16,388,704)
Net change in mortgage loans              172,815           164,469
Net change in guaranteed student loans
                                      180,339          85,508
Cash from merger                          138,138           78,436
Change in other long-term investments
                                      22,099           37,491
Increase in policy loans (net)              (70,930)        (947,350)

          Net cash provided (used)
            by investing activities    2,553,705        (1,484,615)


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six-Months Ended June 30, 1997 and 1996

                           (Unaudited)

                                        Six-months ended June 30,

                                          1997           1996
Cash     flows    from     financing
activities:
Exercise of stock options                 140,500         0
Repayment of note payable                 (79,044)        (223,734)
Sale of stock                             192,426         145,359
Net cash provided (used) by financing
activities                             253,882         (78,375)

Net increase (decrease) in cash and
short-term investments                 5,047,513       396,669
Cash and short term investments at
beginning of period                    6,285,383       7,248,853
Cash and short term investments at end
of period                              $11,332,896     $7,645,522










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

      On August 13, 1997, Citizens signed a definitive agreement to acquire 100% of the outstanding shares of National Security Life and Accident Insurance Company of Arlington, Texas for $1.7 million in cash and restricted stock. The Agreement, which is subject to approval by regulatory authorities in Texas, provides that Citizens will pay $1 million in cash and $700,000 in restricted stock for all of the outstanding shares of National, a privately-owned, Texas domiciled life and accident and health insurer. The transaction is expected to increase assets by approximately $6 million, revenues by $5 million and capital by $1 million. The transaction is expected to close before year end 1997.


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

Liquidity and Capital Resources

Stockholders' equity increased to $73,947,496 at June 30, 1997 from $66,883,016 at December 31, 1996. The First American and American Investment Network acquisitions and the exercise of certain stock options that had been outstanding for some time were the primary reasons for the growth.

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

Flay F. Baugh         Steven F. Shelton     Ralph    M.    Smith,
                                            Th.D.
Timothy T. Timmerman  T. Roby Dollar        Mark A. Oliver
Joe R. Reneau, M.D.   Harold E. Riley       Rick D. Riley

Item 6.   Exhibits and Reports on Form 8-K

          Current Report dated April 30, 1997 regarding sales  of
          Common Stock via Reg. S.
          Current  Report dated June 20, 1997 regarding sales  of
          Common Stock via Reg. S.

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