Form 10-Q
period 1997-09-30
CITIZENS INC
filed 1997-11-14
CIK 24090

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

[X]Quarterly  Report  Pursuant to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934

For the period ended   September 30, 1997
                               or
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

      As  of September 30, 1997, Registrant had 20,469,084 shares of  Class  A common stock, No Par Value, outstanding and  621,049 shares of Class B common stock, No Par Value, outstanding.
                 CITIZENS, INC. AND SUBSIDIARIES

                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1. Financial Statements

                Balance  sheets,  September  30,  1997
                 (Unaudited) and December 31, 1996    3

                Statements of Operations, Three-Months
                 Ended  September 30, 1997  and  1996
                 (Unaudited)                          5

                Statements of Operations, Nine-Months
                 Ended  September 30, 1997  and  1996
                 (Unaudited)                          6

                Statements of Cash Flows, Three-Months
                 Ended  September 30, 1997  and  1996
                 (Unaudited)                          7

                Statements of Cash Flows, Nine-Months
                 Ended  September 30, 1997  and  1996
                 (Unaudited)                          9

                Notes to Financial Statements          11

        Item 2. Management's Discussion and Analysis
                 of Financial Conditions and Results
                 of Operations                        13

Part    Other Information                              2117
II.

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            September 30, 1997 and December 31, 1996

                                       (Unaudited)
                                        September      December
                                           30,            31,
                                          1997           1996
Assets

Investments:

Fixed maturities held for investment,
at amortized cost (market $5,146,000
in 1997 and $5,050,000 in 1996)
                                      $5,619,663      $5,627,256
Fixed maturities available for sale,
at lower of cost or market (cost
$119,882,725 in 1997 and
$110,759,634 in 1996)                  125,338,896     109,723,050
Equity securities, at market (cost $
971,765 in 1997 and $89,580 in 1996)   931,840         50,155
Mortgage loans on real estate (net of
reserve of $50,000 in 1997 and 1996)
                                      1,321,292       1,672,522
Policy loans                              20,144,579      19,819,125
Guaranteed student loans (net of
reserve of $10,000 in 1997 and 1996)
                                      107,112         298,683
Other long-term investments               893,041         920,345
Short-term investments                    1,200,000
                                                     200,000
Total investments                       155,556,423     138,311,136

Cash                                      4,760,091       6,085,383
Prepaid reinsurance                       572,412         -
Reinsurance recoverable                   2,280,467       1,773,541
Other receivables                         771,133         594,088
Accrued investment income                 1,426,240       1,682,084
Deferred policy acquisition costs         37,552,730      36,933,753
Cost of insurance acquired                8,625,449       7,219,594
Other intangible assets                   1,493,600       1,633,625
Federal income tax receivable                     0
                                                     357,608
Excess of cost over net assets            15,488,417
acquired                                              13,677,800
Property, plant and equipment             5,865,747       5,442,578
Other assets                              1,108,088
                                                      743,636
Total assets                            235,500,797     214,454,826
                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            September 30, 1997 and December 31, 1996


                                       (Unaudited)
                                        September      December
                                           30,            31,
                                          1997           1996
Liabilities and Stockholders' Equity

Liabilities:
Future policy benefit reserves            141,215,224     132,401,079
Dividend accumulations                    4,812,771       3,961,603
Premium deposits                          1,924,110       1,803,358
Policy claims payable                     2,696,357       2,966,818
Other policyholders' funds                2,150,306       1,958,992

Total policy liabilities                152,798,768     143,091,850

Other liabilities                         1,961,551       2,052,001
Commissions payable                       827,778         928,288
Notes payable                             897,367         489,166
Deferred Federal income tax               1,534,512       842,250
Amounts held on deposit                     274,562         168,255
Total liabilities                       158,294,538     147,571,810

Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 22,413,819 shares
issued in 1997 and 21,761,894 in
1996, including shares in treasury
of 1,944,735 in 1997 and 2,077,947
in 1996

                                      52,586,069      45,941,552
Class B, no par value, 1,000,000
shares authorized, 621,049 shares
issued and outstanding in 1997 and
1996                                   283,262         283,262
Unrealized gain (loss) on investments
                                      1,073,912       (710,166)
Retained earnings                         25,191,625      23,430,634
                                          79,134,868      68,945,282
Treasury stock, at cost                   1,928,609       (2,062,266)
Total stockholders' equity              77,206,259      66,883,016
Commitments and contingencies
Total liabilities and stockholders'       235,500,797     214,454,826
equity
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
         Three-Months Ended September 30, 1997 and 1996

                           (Unaudited)

                                            Three-months ended
                                             September 30,

                                          1997           1996
Revenues:
Premiums                                15,423,872       14,619,278
Annuity    and    Universal     life
considerations                         90,425          179,468
Net investment income                    2,672,981       2,177,548
Other income                            296,584         53,495
Realized    gains    (losses)     on
investments                            (292,029)       80,667
Interest expense                         (19,162)        (14,100)
                                        18,172,671      17,096,356
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit
reserves                               2,865,160       2,541,236
Policyholders' dividends                1,203,584       629,079
Claims and surrenders                   6,978,631       7,319,704
Annuity expenses                          104,400         168,791
                                        11,151,775      10,658,810

Commissions                             3,317,928       3,182,045
Underwriting, acquisition and
insurance expenses                     2,265,672       1,973,659
Capitalization of deferred policy
acquisition costs                      (2,709,440)     (2,558,902)
Amortization of deferred policy
acquisition costs                      1,756,304       2,784,806
Amortization of cost of insurance
acquired and excess of cost over net     485,453          92,434
assets acquired
                                        16,267,692      16,132,852

Income  (loss) before federal income
tax                                    1,904,979        $963,504

Federal income tax:
Federal income tax expense (benefit)      543,363         317,969
Net Income (Loss)                       $1,361,616       $645,535

Per Share Amounts:
Net  income  (loss)  per  share   of      $0.07          $0.03
common stock
Weighted average shares outstanding    20,591,574     19,497,613




          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
          Nine-Months Ended September 30, 1997 and 1996

                           (Unaudited)

                                            Nine-months ended
                                             September 30,

                                          1997           1996
Revenues:
Premiums                                40,013,752      39,301,429
Annuity    and    Universal     life    289,187         272,703
considerations
Net investment income                    7,567,693       6,582,091
Other income                            490,396         89,573
Realized    gains    (losses)     on    (96,224)        93,376
investments
Interest expense                         (33,442)        (43,004)
                                        48,231,362      46,296,168
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit       6,531,145       6,549,858
reserves
Policyholders' dividends                2,261,711       1,733,240
Claims and surrenders                   20,772,899      19,283,265
Annuity expenses                          323,239         597,466
                                        29,888,994      28,163,829

Commissions                             8,767,090       8,630,952
Underwriting, acquisition and             6,283,652       6,374,934
insurance expenses
Capitalization of deferred policy         (7,467,372)     (7,526,271)
acquisition costs
Amortization of deferred policy           6,848,395       7,525,764
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net    1,367,358        858,709
assets acquired
                                        45,688,117      44,027,917

Income  (loss) before federal income       $2,543,2        $2,268,2
tax                                    45              51
Federal income tax:
Federal income tax expense (benefit)      782,254         956,253
Net Income (Loss)                       1,760,991       1,311,998

Per Share Amounts:
Net  income  (loss)  per  share   of      $0.09          $0.07
common stock
Weighted average shares outstanding    20,362,324     19,497,613


                 CITIZENS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three-Months Ended September 30, 1997 and 1996

                           (Unaudited)

                                           Three-months ended
                                             September 30,

                                          1997           1996
Cash flows from operating
activities:
Net gain (loss)                          1,361,616      645,535
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income               434,410         514,659
Deferred policy acquisition costs       (953,136)       225,904
Amortization of cost of insurance
acquired and excess cost over net
assets acquired                       (741,880)       92,434
Prepaid reinsurance                     572,412         582,211
Reinsurance recoverable                 (159,416)       (100,152)
Other receivables                       342,379         162,012
Property, plant and equipment           186,693         78,028
Future policy benefit reserves          1,019,402       2,541,236
Other policy liabilities                448,174         244,704
Commissions payable and other           452,049         415,767
liabilities
Amounts received (paid out) as trustee  50,135          (38,234)
Deferred Federal income tax payable      754,673        904,605
Other, net                              1,811,028       (615,095)
Net cash provided (used) by operating
activities                            5,578,539       5,653,614

Cash flows from investing
activities:
Maturity of fixed maturities             225,000          1,672,058
Sale of fixed maturities available for   2,300,076        3,042,929
sale
Purchase of fixed maturities available   (14,024,225)     (8,507,482)
for sale
Net change in mortgage loans             148,415          (31,036)
Net change in guaranteed student loans   11,232           (42,640)
Change in other long-term investments    5,205            106,861
Increase in policy loans (net)              396,384        (226,748)

          Net cash provided (used)
            by
            investing activities      (10,937,913)    (3,986,058)

                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three-Months Ended September 30, 1997 and 1996

                           (Unaudited)

                                            Three-months ended
                                             September 30,

                                          1997           1996
Cash     flows    from     financing
activities:
Repayment of note payable                 (13,431)        (49,433)
Sale of stock                                0               81,047
Net cash provided (used) by financing
activities                             (13,431)        31,614

Net increase (decrease) in cash and
short-                                 (5,372,805)     1,699,170
    term investments

Cash and short term investments at
beginning                              11,332,896      7,654,522
    of period
Cash and short term investments at end    $5,960,091      $9,344,692
of period
                 CITIZENS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine-Months Ended September 30, 1997 and 1996

                           (Unaudited)

                                            Nine-months ended
                                             September 30,

                                           1997          1996
Cash flows from operating
activities:
Net gain (loss)                          $1,760,991      1,311,998
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                255,844         618,280
Deferred policy acquisition costs        (618,977)       (507)
Amortization of cost of insurance
         acquired, excess cost over
         net assets acquired, and
          other intangibles            140,025         858,709
Prepaid reinsurance                      (572,412)       (582,915)
Reinsurance recoverable                  (506,926)       (181,832)
Other receivables                        (177,045)       646,089
Property, plant and equipment            (423,169)       (72,066)
Future policy benefit reserves           8,814,145       6,549,858
Other policy liabilities                 892,773         1,820,325
Commissions payable and other            (90,451)        (326,219)
liabilities
Amounts received (paid out) as trustee   106,307         (61,917)
Federal income tax receivable            357,608         (1,025,106)
(payable)
Deferred Federal income tax                692,262       (1,021,663)
Other, net                               (2,812,510)      (919,761)
Net cash provided (used) by operating
activities                             7,818,465       7,613,273

Cash flows from investing
activities:
Maturity of fixed maturities              6,574,893        4,985,682
Sale of fixed maturities available for    13,027,102       15,214,840
sale
Purchase of fixed maturities available    (28,989,900)    (24,896,186)
for sale
Net change in mortgage loans              321,230          133,433
Net change in guaranteed student loans    191,571          42,868
Cash from merger                          138,138          78,436
Change in other long-term investments     27,304           144,352
Increase in policy loans (net)               325,454      (1,174,098)

          Net cash provided (used)
            by
            investing activities       (8,384,208)     (5,470,673)


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine-Months Ended September 30, 1997 and 1996

                           (Unaudited)

                                            Nine-months ended
                                             September 30,

                                          1997           1996
Cash     flows    from     financing
activities:
Exercise of stock options                 140,500         0
Repayment of note payable                 (92,475)        (273,167)
Sale of stock                             192,426         226,406
Net cash provided (used) by financing
activities                             240,451         (46,761)

Net increase (decrease) in cash and
short-                                 (325,292)       2,095,839
    term investments

Cash and short term investments at
beginning                              6,285,383       7,248,853
    of period
Cash and short term investments at end    $5,960,091      $9,344,692
of period

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1997

                           (Unaudited)

(1)  Financial Statements

       The balance sheet for September 30, 1997, the statements of operations for the three and nine-month periods ended September 30, 1997 and 1996, and the statements of cash flows for the three and nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1997 and for comparative periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

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

      On August 13, 1997, Citizens signed a definitive agreement to acquire 100% of the outstanding shares of National Security Life and Accident Insurance Company of Arlington, Texas for $1.7 million in cash and restricted stock. The Agreement, which is subject to approval by regulatory authorities in Texas, provides that Citizens will pay $1 million in cash and $700,000 in restricted stock for all of the outstanding shares of National, a privately-owned, Texas domiciled life and accident and health insurer. The transaction is expected to increase assets by approximately $6 million, revenues by $5 million and capital by $1 million and is expected to close in November, 1997.


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

On August 13, 1997, Citizens signed a definitive agreement to acquire 100% of the outstanding shares of National Security Life and Accident Insurance Company of Arlington, Texas for $1.7 million in cash and restricted stock. The Agreement, which is subject to approval by regulatory authorities in Texas, provides that Citizens will pay $1 million in cash and $700,000 in restricted stock for all of the outstanding shares of National, a privately-owned, Texas domiciled life and accident and health insurer. The transaction is expected to increase assets by approximately $6 million, revenues by $5 million and capital by $1 million and is expected to close in November, 1997.

Nine-months ended September 30, 1997 and 1996

Net gain for the nine-months ended September 30, 1997 was $1,760,991, or $.09 per share compared to $1,311,998, or $.07 for the same period in 1996. Revenues increased to $48,231,362 compared to the first nine-months of 1996 when revenues were $46,296,168. The increase in revenues was driven by an 14.9% increase in investment income. The earnings in 1997 include a non-recurring charge of approximately $400,000 related to the acquisition of the minority interest not already owned of First American Investment Corporation for shares of the Company's stock previously held in treasury. A slight decline in expenses, coupled with the increased revenues contributed to the increased profitability in 1997.

Premium income for the first nine-months of 1997 was $40,013,752 compared to $39,301,429 for the same period in 1996. Production of new premiums by Citizens Insurance Company of America ("CICA") during the first nine months of 1997 trailed the previous year. During the past several years, management had not promoted new sales and recruiting so as to emphasize the growth of capital through the profitability of CICA on a statutory accounting basis. Additionally, beginning in January, 1998 an entire new line of products will be introduced to the Company's marketing consultants. Called the Millennia 2000 series, the portfolio of ten new products will replace the Ultra Expansion series that has been sold since mid 1987. The new products will continue to offer participating ordinary whole life insurance with new features such as terminal illness benefits, and an increased focus on providing retirement income. The Millennia products will also retain the assignment of benefit provisions that have proven popular with the Company's clients over the past several years. These new programs will, in the opinion of management, have considerable impact on new production once they are assimilated by the marketing force. Premium income was negatively impacted during 1997 due to the pending merger of American Liberty Life Insurance Company, acquired in 1995, into CICA and the conversion of the administrative functions previously performed by American Liberty in Baton Rouge, Louisiana being transferred to Austin, Texas in late 1996.
American Liberty was merged into CICA in June, 1997. Additionally, management re-evaluated the commission contracts offered by American Liberty and in late 1996 notified the majority of marketing representatives writing new business that there would be a substantial reduction in the first year commission they had been receiving. Management believes that such actions will limit the production of new business by the former American Liberty agents; however, the business produced will offer significantly greater opportunity for profit for the company than that previously sold. The field force of United Security Life Insurance Company, acquired in mid-1997, is expected to produce approximately $2 million of new premium for the entire year 1997. Due to the purchase accounting applied to this acquisition, only three months of activity are included in this 3rd quarter 10Q. The majority of premium written through United Security is individual "specialty" accident and health business.

Net investment income increased 14.9% in the first nine-months of 1997 compared to the same period in 1996. Net investment income for the nine-months ended September 30, 1997 was $7,567,693 compared to $6,582,091 in 1996. This increase reflects the earnings on the growth in the Company's asset base that is occurring, as well as the higher yields that have been available in the bond market during the past year. A shift in investment strategy implemented in 1996 to shift away from U.S. Treasury instruments to government guaranteed mortgage backed securities and agency issues will, in the opinion of management continue to offer greater return with a minimum amount of additional risk.

Claims and surrenders expense increased from $19,283,265 at September 30, 1996 to $20,772,899 for the same period in 1997. Death claims increased slightly to $3,331,080 in 1997 from $3,312,101. Surrender expense increased to $10,784,581 from $10,291,360. Management constantly monitors this activity to insure that the Company's persistency is holding at levels equal to or above assumptions. The increase in 1997 is, in management's opinion, a carryover from the impact of the termination of several well established agents during 1996. Coupons and endowments increased to $3,870,832 in 1997 from $3,698,624 in 1996. The endowment benefits are factored into the premium much like dividends and therefor, the increase does not pose a threat to future profitability. Management expects to see further increases in this category in the future. Accident and Health benefits were $1,936,896 in 1997, compared to $1,294,922 in 1996. This increase is directly related to the American Liberty and United Security blocks of business which consist of a large block of scheduled benefit daily indemnity policies. The remaining components of claims and expenses, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $849,510 in 1997, compared to $686,258 in 1996.

Commission expense remained flat at $8,767,090 compared to $8,630,952. The level reflects a decline in the amount of business issued during the year compared to the prior year. Additionally, the agreement with WPA described below contributed to the decline. Deferred policy acquisition costs capitalized in 1997 were $(7,467,372) compared to $(7,526,271) in the prior year. The decline is related to the relatively flat level of new sales during the year. Amortization of these costs was $6,848,395 through the third quarter of 1997 compared to $7,525,764 for 1996.

Underwriting,  acquisition  and insurance  expenses  declined  to
$6,283,652  in  1997  from  $6,374,934.   A  one-time  charge  of
approximately $400,000 was incurred during the first quarter of 1997 as the result of the acquisition of a 5.52% interest in First American Investment Corporation, a 94.48% subsidiary of American Liberty. Management believes such acquisition, which entailed the issuance of 133,212 shares of the Company's Class A shares previously held in treasury, will prove to be of significant benefit to the Company in the long term. The removal of First American allows the merger of American Liberty and CICA to proceed as well as remedying an unhappy block of minority holders of First American who were left without a market for their First American shares as the result of an intrastate offering that was only marginally successful. Management expects to achieve significant reductions in expenses beginning late in the second quarter of 1997 due to the execution of an agreement with Worldwide Professional Associates, Inc., "WPA", an international marketing company, to manage the Company's international sales activities in exchange for an overriding commission on new sales. As a result of this agreement, the Company will eliminate approximately $900,000 of fixed overhead on an annual basis, in exchange for the variable cost of the commission override. The decline in spite of the one-time charge is representative of the cost savings that are being realized following the consolidation of American Liberty, as well as the WPA agreement. Management expects these reductions to continue throughout the year.

Three-months ended September 30, 1997 and 1996

Net income for the three-months ended September 30, 1997 was $1,361,616 or $.07 per share, an increase of 187.1% over the same period in 1996 when income was $645,535, or $.03 per share. Total revenues for the quarter were $18,172,671, compared to $17,096,356 for the same period in 1996.

Premium income for the quarter was $15,423,872, a 5.5% increase from 1996 when premiums totaled $14,619,278. Production from United Security offset declines in the writing of new business by CICA.

Investment  income increased to $2,672,981 from $2,177,548.   The
increase relates to the growing asset base of the Company as well as the higher yields available in the past year in the bond market.

Policy benefits increased from $10,658,810 in 1996 to $11,151,775
in  the  current  year.   Decreases in death  claims  and  policy
surrenders were the primary causes.

Commissions increased from $3,182,045 to $3,317,928 due to the agreement with WPA described above. Management expects to see further increases in this area due to the WPA agreement.

Expenses increased in the quarter to $2,265,672 compared to $1,973,659 for the same period in 1996. The inclusion of the expenses of United Security for the quarter was the primary reason for the increase.

Liquidity and Capital Resources

Stockholders' equity increased to $77,206,259 at September 30, 1997 from $66,883,016 at December 31, 1996. The First American and American Investment Network acquisitions and the exercise of certain stock options that had been outstanding for some time were the primary reasons for the growth.

In May 1995 an offering under Regulation S was initiated to the Company's international policyholders which was terminated in June, 1997. As of June 30, 1997, an additional $1.1 million had been raised through the offering.

Invested assets grew to $155,556,423 in 1997 from $138,311,136 at December 31, 1996. At December 31, 1996, and September 30, 1997, fixed maturities have been categorized into two classifications:
Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available for sale which are valued at market. The Company does not have a plan to make material dispositions of fixed maturities during 1997; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out sales during 1997. Fixed maturities held to maturity, amounting to $5,619,663 ($5,627,256 at December
31), consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

The Company's mortgage loan portfolio, which constitutes less than 1% of invested assets at September 30, 1997, (1.2% at
December 31, 1997) has historically been composed of small residential loans in Texas. At September 30, 1997 one loan of less than $35,000 was in default, and at December 31, 1996, no mortgage loans were in default. Management has established a reserve of $50,000 at September 30, 1997 and December 31, 1996 (approximately 3% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio.

Policy loans comprise 12.9% of invested assets at September 30, 1997 and 14.3% at December 31, 1996. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, Texas Commerce Bank Austin, Texas, were significantly in excess of
Federal Deposit Insurance Corporation (FDIC) coverage at September 30, 1997 and December 31, 1996. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. At September 30, 1997, management does not believe the Company is at risk for such a loss. During 1997, the Company intends to utilize short-term Treasury Bills and highly-rated commercial paper as cash management tools to minimize excess cash balances and enhance return.

In February 1992, the Company paid cash for an 80,000 square foot office building in Austin, Texas to serve as its primary office. This building will, in the opinion of management, provide adequate space for the Company's operations for many years. Renovation and remodeling of the property began in the third quarter of 1992 and the Company relocated to the building in September 1993. The Company occupies approximately 27,000 square feet of space in the building. The Company's former office property, consisting of approximately 13,000 square feet in Austin, with a carrying value of $146,000 was leased to a third party on a triple-net basis for three years during 1995. The lease provided that the party can purchase the building during the first 18 months of the lease for $850,000 cash, with no lease payments applying to the purchase price. The option period expired in 1996. The property is being re-marketed with a $1.0 million asking price. The tenant retains a right of first refusal for the remainder of the lease.

CICA owned 1,955,457 shares of Citizens Class A common stock at December 31, 1996 ( at September 30, 1997). For statutory accounting purposes, CICA received written approval from the Colorado Insurance Department to carry its investment in Citizens at 50% of the fair market value limited to 7% of admitted assets ($4,000,000), which differs from prescribed statutory accounting practices. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of December 31, 1996, that permitted transaction increased statutory surplus by $4,000,000 over what it would have been had prescribed accounting practices been followed. In the Citizens' consolidated financial statements, this stock is shown as treasury stock. During 1997, approximately 133,212 shares were issued in conjunction with the First American transaction.

CICA had outstanding at September 30, 1997 and December 31, 1996, a $400,000 ($466,000 at December 31, 1996) surplus debenture payable to Citizens. For statutory accounting purposes, this debenture is a component of surplus, while for GAAP it is eliminated in consolidation. Citizens has recognized a liability for its related obligation to a bank in a like amount.

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

On September 22, 1997, Citizens was notified that class action certification was granted September 15, 1997 to plaintiffs in a lawsuit (Dwain Kirkham et al. v. American Liberty Life Insurance Company et al., No. 25,954, 2nd Judicial District, Jackson Parish, Louisiana) filed against American Liberty Life Insurance Company ("ALLIC") on August 19, 1996 and against Citizens, Inc. on December 20, 1996 (collectively "Defendants"). In the same ruling, Defendants' motion for summary judgment and exception of prescription (statute of limitations) were denied. Defendants believe that these rulings are significantly in error. Defendants will appeal these rulings, during which time, the trial court proceedings will be stayed. Defendants intend to vigorously defend against these claims.

The lawsuit was filed by four individuals who purchased from ALLIC, prior to August 1, 1986, life insurance policies on their children and grandchildren. In the complaint, plaintiffs allege that the insurance policies were fraudulently misrepresented to be "retirement" and "insured savings" plans in which, after six or seven years, additional premiums would be unnecessary and monthly retirement income would be generated for plaintiffs. Plaintiffs also allege other causes of action including breach of contract and are seeking rescission, unspecified damages, interest and attorneys' fees. Prior to the class certification ruling, rescission of the insurance policies purchased by the four plaintiffs would have resulted in a total payment of $31,000 (including 33% for contingent attorneys fees). The activities described in plaintiffs' complaint allegedly occurred over 10 years ago with respect to certain types of insurance policies sold by an independent general agent. Prior to its recent merger into Citizens' principal subsidiary, CICA, ALLIC was a separate subsidiary of Citizens since its acquisition in September 1995.

As part of the acquisition, not all historical records of ALLIC were loaded on the computer system currently used. Further, no officers or managers of ALLIC are currently employed by Citizens or any of its affiliates. Management has been advised by counsel that the class action certification is in error and will vigorously appeal the decision. Because of the significant errors on the part of the court, Management does not believe the Company to have significant loss exposure as a result of the litigation. Management is performing an ongoing evaluation of the matter.

There has been much recent publicity regarding the cost of converting data processing systems to deal with the year 2000. Citizens has performed an evaluation of its systems and determined that the significant majority are already year 2000 compliant. The small percentage that are not currently compliant should be ready well before the turn of the century. In addition, management has been making inquiries of consultants, etc. to insure that their systems will be compliant as well. Because of the method of coding in the Company's core systems, there is virtually no cost with the year 2000 compliance.

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


                   PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

       See  Management's  Discussion and  Analysis  of  Financial
       Condition and Results of Operations.

Item 2 Changes in Securities

       None,  other than disclosed in the Notes to the  Financial
       Statements  or  Management's Discussion  and  Analysis  of
       Financial Condition and Results of Operations.

Item 3.   Defaults upon Senior Securities

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

       None.

Item 5.   Other Information



Item 6.   Exhibits and Reports on Form 8-K

          Current Report dated September 2, 1997 regarding sales of Common Stock via Reg. S.
          Current  Report  dated September 22, 1997  regarding  a
          Class Action lawsuit.

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

Date:  November 14, 1997