Form 10-K
period 1997-12-31
CITIZENS INC
filed 1998-03-31
CIK 24090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                           --------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           --------------------------

                       For the transition period from to

                           --------------------------

                         Commission file number 1-13004

                                 CITIZENS, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


              Colorado                                    84-0755371
      ------------------------               ---------------------------------
      (State of incorporation)               (IRS Employer Identification No.)

  400 East Anderson Lane, Austin, Texas                       78752
----------------------------------------                    ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 1998, aggregate market value of the Class A voting stock held by non-affiliates of the Registrant was approximately $90,107,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates certain portions of the definitive proxy material of the Registrant in respect of its 1998 Annual Meeting of Shareholders.

        Number of shares of common stock outstanding as of March 15, 1998
                               Class A: 20,765,088
                               Class B: 621,049

                                     PART I

ITEM 1.        BUSINESS

       (A)     GENERAL DEVELOPMENT OF BUSINESS

               Citizens, Inc. ("Citizens") operates primarily as an insurance holding company. It was incorporated in 1977. Citizens is the parent holding company that directly or indirectly owns 100% of Citizens Insurance Company of America ("CICA"), Computing Technology, Inc. ("CTI"), Insurance Investors, Inc. ("III"), Funeral Homes of America ("FHA") (formerly Funeral Homes of Louisiana), Central Investors Life Insurance Company of Illinois ("CILIC"), American Investment Network, Inc. ("AIN"), United Security Life Insurance Co. ("USLIC"), and National Security Life and Accident Insurance Company ("NSLIC"). Collectively, Citizens and its subsidiaries are referred to herein as the "Company." Pertinent information relating to Citizens' subsidiary companies is set forth below:

                         YEAR                  STATE OF                   BUSINESS
 SUBSIDIARY          INCORPORATED           INCORPORATION                 ACTIVITY
 ----------          ------------           -------------                 --------
   CICA                  1968                 Colorado                 Life insurance
   CTI                   1986                 Colorado                 Data processing
   III                   1965                 Texas                    Aircraft transportation
   AIN                   1987                 Mississippi              Financial holding co.
   USLIC                 1967                 Mississippi              Life insurance
   FHA                   1989                 Louisiana                Funeral home
   CILIC                 1965                 Illinois                 Life insurance
   NSLIC                 1954                 Texas                    Life insurance

             On October 28, 1996, CICA announced that it had signed a definitive written agreement for the acquisition of American Investment Network, Inc. (AIN), a life insurance holding company headquartered in Jackson, Mississippi with $7.5 million in assets, $3.4 million of stockholders' equity, revenues of $3.2 million and $67 million of life insurance in-force. Following the acquisition by CICA, AIN shareholders received 1 share of Citizens, Inc. Class A Common Stock for each 7.2 shares of AIN Common Stock owned. The transaction closed on June 19, 1997. Citizens issued approximately 700,000 Class A shares in connection with the transaction, which was accounted for as a purchase. The companies operate in their respective locations under a combined management team with consolidation of computer data processing on the Citizens' system.

             On October 31, 1996, CICA, CICA Acquisition, Inc. (a subsidiary organized for purposes of the transaction) and First American Investment Corporation ("FAIC"), a holding company, entered into a merger agreement for the merger of CICA Acquisition, Inc. into FAIC. Prior thereto, Citizens had indirectly owned approximately 94.5% of FAIC. As part of this merger, CICA acquired the approximately 5.5% of FAIC shares owned by minority investors at an exchange rate of 0.1111 shares of Class A Common Stock for each 1 share of FAIC owned by minority investors. The merger became effective March 7, 1997, and Citizens issued approximately 134,000 shares of Class A Common Stock in this transaction which was accounted for as a purchase. Subsequently, FAIC was liquidated.

             To streamline its corporate structure, Citizens and American Liberty Financial Corporation ("ALFC"), a wholly-owned subsidiary holding company, entered into a merger agreement dated November 22, 1996 for the merger of ALFC into Citizens. No shares of Citizens were issued in the merger which became effective in January 1997. Also on November 22, 1996, CICA and American Liberty Life Insurance Company ("ALLIC"), a subsidiary of ALFC, entered into a merger agreement for the merger of ALLIC into CICA. The agreements closed in June, 1997.

             Pursuant to a Stock Purchase Agreement, the Company purchased from Jansen Enterprises, Inc., a Texas corporation, 100% of the issued and outstanding shares of National Security Life and Accident Insurance Company (NSLIC) for $1,700,000, consisting of $1,000,000 cash and restricted shares of Applicant's Class A Common Stock valued at $700,000 in a transaction that closed on November 20, 1997. NSLIC is a Texas-domiciled life and A&H insurer with assets of approximately $5 million and annual revenues of approximately $5 million.

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

      (B)   FINANCIAL INFORMATION REGARDING THE INSURANCE BUSINESS

            Citizens, through CICA, USLIC, NSLIC and CILIC, operates principally in one business segment, that of selling selected lines of individual life and accident and health ("A&H") insurance policies. Except for certain insignificant operations, Citizens has no present intention to engage in any non-insurance related business. The following tables set forth certain statistical information concerning the operations of the Company for each of the five years ended December 31, 1997. The information is presented in accordance with generally accepted accounting principles.

                                     TABLE I

The following table sets forth (i) life insurance in-force and (ii) mean life insurance in-force.

                 IN-FORCE                                        MEAN LIFE
                 BEGINNING               IN-FORCE                INSURANCE
                  OF YEAR               END OF YEAR               IN-FORCE
                  (A) (B)                 (A) (B)                 (A) (B)
             ------------------      ------------------      -------------------
  1997         $   2,231,017           $   2,250,197           $   2,240,607
  1996             2,151,955               2,231,017               2,191,486
  1995             2,144,709               2,151,955               2,148,332
  1994             2,030,615               2,144,709               2,087,662
  1993             1,696,606               2,030,615               1,863,611


----------------
(a)  In thousands (000s)

(b) Before ceding reinsurance to reinsurers.

The increases in insurance in-force as shown above reflect the volumes of new business written by the Company over the past five years. Approximately $40,243,000 of the 1995 increase relates to the acquisition of ALLIC in 1995, while $96,803,000 of the 1997 increases resulted from the acquisitions of USLIC and NSLIC.

                                    TABLE II

    The following table sets forth (i) the ratio of lapses and surrenders to mean life insurance in-force and (ii) life reinsurance ceded.



                                             RATIO OF                       REINSURANCE CEDED(B)
                                            LAPSES AND         ------------------------------------------------
                                            SURRENDERS                 AMOUNT                  REINSURANCE
                   LAPSES AND                TO MEAN                     OF                      PREMIUM
                 SURRENDERS (A)              IN-FORCE             REINSURANCE (A)                 CEDED
              ---------------------      -----------------     -----------------------      -------------------
  1997            $    95,684                   4.3%                $   318,630               $   1,952,316
  1996                101,860                   4.6                     296,378                   2,511,318
  1995                 87,273                   4.1                     290,677                   2,241,111
  1994                 84,390                   4.0                     285,104                   2,309,672
  1993                 98,712                   5.3                     303,727                   1,939,425

----------------------

    (a) In thousands (000s)
    (b) Approximately 95 percent of the reinsurance is yearly renewable term insurance, with the remainder being coinsurance. Premiums reflect both life and accident and health business.

                The increased lapsation during 1996 reflects the
                   inclusion of the ALLIC insurance business.

                                    TABLE III

      The following table sets forth information with respect to total insurance premiums.

                 ORDINARY            ANNUITY &                               ACCIDENT
                 LIFE (A)         UNIVERSAL LIFE         GROUP LIFE        & HEALTH (A)         TOTAL
                 --------         --------------         ----------        ------------         -----
     1997      $   49,412,066       $   366,135         $     284,632    $5,299,783        $ 55,362,616
     1996          49,563,720           389,084               309,953     4,040,688          54,303,445
     1995          45,120,631           119,335               306,256       698,206          46,244,428
     1994          42,984,741            75,564               541,370       259,250          43,860,925
     1993          36,491,961           106,955             1,106,590       284,510          37,990,016

------------------
     (a)  After deduction for reinsurance ceded.

Premium income has grown substantially due to the volume of new business written each year, as well as the acquisitions. However, new sales of life insurance decreased in 1995, and remained at similar levels in 1996 and 1997; therefore, the overall increase since 1995 is less than for previous years. The acquisition of ALLIC mitigated the total decline in new life insurance sales, although only three months of ALLIC's premiums are reflected in the above table for 1995.

                                    TABLE IV

       The following table sets forth information relating to the ratio of underwriting and other expenses to insurance revenues.


                                                                                COMMISSIONS, UNDERWRITING
                                                                                 AND OPERATING EXPENSES,
                                                                                POLICY RESERVE INCREASES,
                                      COMMISSIONS, UNDERWRITING                 POLICYHOLDER BENEFITS AND
                                        AND OPERATING EXPENSES                 DIVIDENDS TO POLICYHOLDERS
                                 -------------------------------------   ----------------------------------------
                                                         RATIO TO                                  RATIO TO
               INSURANCE                                 INSURANCE                                 INSURANCE
              PREMIUMS (A)            AMOUNT             PREMIUMS             AMOUNT               PREMIUMS
              ------------            ------             --------             ------               --------
 1997        $   55,362,616        $   18,910,594           34.2%           $   58,865,744           106.3%
 1996            54,303,445            21,948,637           40.4                59,113,575            108.9
 1995            46,244,428            17,375,574           37.6                50,767,435           109.8
 1994            43,860,925            17,461,910           39.8                48,763,076           111.2
 1993            37,990,017            15,918,491           41.9                43,644,554           114.9

---------------------
   (a) After premiums ceded to reinsurers.

Prior to 1996, the ratios of expenses to premiums had declined each year since 1989. These declines are the result of three factors: 1) underwriting and operating expenses have generally not increased at the same rate as premium income due to the Company's efficient method of operation; 2) sales commissions as a percentage of total premium income are declining annually as the business enters renewal stages and commissions are paid at a lower rate than the first year; and 3) the amount of new insurance written annually represents a smaller percentage of the Company's total premium income. However, in 1996, with the addition of ALLIC and the considerable expense associated with its marketing operation start-up, the ratio reached its highest level since 1993. Following the merger of ALLIC in 1997, significant reductions in operating expenses were realized.

                                     TABLE V

      The following table sets forth changes in new life insurance business produced between participating and nonparticipating policies.

                                           PARTICIPATING                      NONPARTICIPATING
               TOTAL NEW            ---------------------------          ---------------------------
              BUSINESS (A)          AMOUNT (A)          PERCENT          AMOUNT (A)          PERCENT
              ------------          ----------          -------          ----------          -------
 1997          $   286,698          $   245,547           85.6%            $ 41,151            14.4%
 1996              337,051              294,408           87.3               42,643            12.7
 1995              296,811              271,108           91.3               25,703             8.7
 1994              380,281              352,542           92.7               27,739             7.3
 1993              376,460              345,882           91.9               30,578             8.1

------------------
  (a) In thousands (000s)

The percentage of the new business produced that is participating has increased steadily due to the fact that the Ultra Expansion products were all participating and represent the majority of new business. The decline in new business during 1995 was caused in part by disruptions in the international market. See Management's Discussion and Analysis. The decrease in non-participating business in 1997 results from sales by USLIC and NSLIC, which sell only non-participating policies.

                                    TABLE VI

          The following table sets forth changes in new business issued according to policy types.

                                    WHOLE LIFE
                                   AND ENDOWMENT                     TERM                   UNIVERSAL LIFE
             TOTAL NEW        -----------------------       ----------------------      -----------------------
            BUSINESS (A)      AMOUNT (A)      PERCENT       AMOUNT (A)     PERCENT      AMOUNT (A)      PERCENT
            ------------      ----------      -------       ----------     -------      ----------      -------
  1997        $   286,698      $   245,637       85.7%       $   41,062      14.3%        $    0           -
  1996            337,051          296,985       88.1            40,066      11.9              0           -
  1995            296,811          270,963       91.3            25,848       8.7              0           -
  1994            380,281          352,357       92.7            27,924       7.3              0           -
  1993            376,460          345,683       91.8            30,777       8.2              0           -

  (a) In thousands (000s)

This table illustrates that virtually all of the new business written is whole life. The 1995 results reflect a decrease in new business during the year, as does 1997.

                                    TABLE VII

        The following table sets forth deferred policy acquisition costs capitalized and amortized compared to new business issued.

                                                           DEFERRED POLICY
                        TOTAL NEW                         ACQUISITION COSTS
                        BUSINESS              -----------------------------------------
                         ISSUED                   CAPITALIZED                AMORTIZED
                         ------                   -----------                ---------
  1997            $    286,698,000            $     9,804,022           $     9,630,705
  1996                 337,051,000                 10,531,222                10,221,917
  1995                 296,811,000                 10,579,704                 8,511,876
  1994                 380,281,000                 13,128,049                 7,203,593
  1993                 376,460,000                 13,472,064                 6,455,401

Capitalized policy acquisition expenses increased steadily until 1994, such increases reflecting the growing amount of new business issued. In 1994, the rate of capitalization was affected by an adjustment due to the lower interest environment. The amortization of these costs has grown as the aggregate deferred acquisition cost asset has increased. In 1996, this amortization increased due to the increase in surrender activity. The decrease in costs capitalized for 1995 and 1997 reflects the reduction in the amount of new business produced and lower commission expenses incurred as a result thereof. In 1996, new business increased; however the increase in capitalized costs was not as high due to changes in the commission structure of the Company.

                                   TABLE VIII

               The following table sets forth investment results.

                                                                             RATIO OF NET
                                                                           INVESTMENT INCOME
                    MEAN AMOUNT OF              NET INVESTMENT               TO MEAN AMOUNT
                 INVESTED ASSETS (A)              INCOME (B)             OF INVESTED ASSETS (A)
                 -------------------              ----------             ----------------------
1997                $  150,481,414              $  10,038,736                      6.7%
1996                   134,167,938                  9,185,506                      6.8
1995                   111,926,695                  7,026,909                      6.3
1994                    90,419,823                  5,295,784                      5.9
1993                    82,598,407                  4,771,079                      5.8

--------------------

(a) The year 1995 includes assets acquired from ALLIC on September 14, 1995. The year 1996 includes assets acquired from CILIC on March 12, 1996. The year 1997 includes assets acquired from NSLIC and USLIC.

(b)   Does not include realized and unrealized gains and losses on investments.

Available yields began to increase in mid-1994 and the Company was able to obtain a slight growth in the return on invested assets. This growth continued throughout most of 1995, and continued through 1996. The Company hired an investment advisor in 1995, and this action contributed to the increased yield in 1996. Significant decreases in yields in the bond market caused the yield on invested assets to drop slightly in 1997.

       (C)        NARRATIVE DESCRIPTION OF BUSINESS

              (i) BUSINESS OF CITIZENS

                  Citizens' principal business is ownership of CICA and NSLIC and their affiliates. Additionally, it provides management services to these companies under management services agreements. At December 31, 1997, Citizens had approximately 75 full and part-time employees.

              (ii)BUSINESS OF CICA

                  Historically, CICA's revenues have been derived from insurance premiums and revenues from investments. CICA is a Colorado-domiciled life insurance company marketing primarily ordinary whole-life products on an international basis through marketing companies. Additionally, it offers specialty life and individual accident and health policies to United States residents. During the fiscal year ended December 31, 1997, 92.5% of CICA's premium income was attributable to life, endowment and term insurance; 0.5% to individual annuities; and 7.1% to accident and health insurance. Of the life policies in force at December 31, 1997 and 1996, 34.4% and 13.0%, were nonparticipating and 65.6% and 87.0%, respectively were participating. The change in participating policies as a percentage of total results from the ALLIC merger in 1997 into CICA described above.

                  From 1987 to 1997, CICA offered its Ultra Expansion products, a series of participating whole life policies targeted for international markets. All of the Ultra products were participating with dividends ranging from 2% of the premium in the first year to 123% in the 20th year. Beginning January 1, 1998, CICA introduced its Millennia 2000 series of policies as a replacement for the Ultra Expansion plans. The ten plans that make up the Millennia Series are, like the Ultra Expansion plans, designed for the international market and maintain many of the features of the Ultra series, with several new enhancements. These enhancements include terminal illness protection as well as dismemberment provisions. Management believes the Millennia products should increase new sales significantly.

                  Additionally, following the merger with ALLIC, CICA began offering specialty individual Accident and Health products as well as ordinary whole life policies to residents of the United States. The sale of these products is focused in Oklahoma, Louisiana and Mississippi.

                  The CICA underwriting policy requires a medical examination of applicants for ordinary insurance in excess of certain prescribed limits. These limits are graduated according to the age of the applicant and the amount of insurance. Generally, the maximum amount of ordinary life insurance issued domestically without a medical examination is $200,000 for ages 0 through 35; $100,000 for ages 36 through 45; $50,000 for ages 46 through 50; $15,000 for ages 51 through 55; and $10,000 for ages 56 and over. Limits for insuring non-United States applicants without a medical examination are: $150,000 for ages 0 through 39; $50,000 for ages 40 through 65; and all amounts over age 65. The accident and health policies sold in the U.S. have only minimal, field underwriting.

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

                  CICA has $22.2 million of insurance in-force on individuals that are classified as substandard risks, the majority of such business having been acquired in the purchase of other companies. Management believes the exposure to loss as a result of insuring these individuals is minimal, since the premiums are increased to cover the nature of the risk, additional reserves are established, and the amount of insurance represents less than 1.0% of the total insurance in-force.

                  GEOGRAPHICAL DISTRIBUTION OF BUSINESS

                  For the year ended December 31, 1997, insurance policies held by residents of the State of Oklahoma accounted for 6.2% of CICA's total premium income from direct business, policies held by residents of the State of Texas accounted for 2.7% of premium income from direct business, policies held by residents of the State of Louisiana accounted for 1.5% of premium income and policies held by residents of Colorado represented 1% of premium income from direct business for the same period. All other states of the United States totaled 7.2% of the premium income from direct business with no single state, except as set forth above, accounting for as much as 1% of premium income. Business on foreign residents accounted for the remaining 82.9%. For the year ended December 31, 1996, residents of the State of Oklahoma accounted for 7.0% of CICA's total premium income, residents of Texas accounted for 3.0%, Mississippi, 2.3%, Louisiana, 1.6% and Georgia, 1.1%. No other state in the U.S. amounted to 1% of total premium income during the period. Business on foreign citizens represented 81.0% of 1996 premium income. For the year ended December 31, 1995, residents of the State of Texas accounted for 2.7% of CICA's total premium income and residents of Colorado accounted for 2.1%. No other state in the U.S. amounted to 1% of total premium income during the period. Business on foreign citizens represented 91.8% of 1995 premium income. The increase in domestic business as a percentage of total premium income in 1997 results from the above-described merger of ALLIC into CICA during the year.

                  The participating whole life policies accepted by CICA on high net worth residents of foreign countries have an average face amount of approximately $70,000 and are marketed primarily to the top 5% of the population in terms of household income.

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

                  The international marketing firms have many years experience marketing life insurance products for CICA. The contract with the marketers provides that they have the responsibility for recruiting and training salesmen. They are responsible for all of their overhead costs and bear the expense of awards. These firms guarantee any advances against future commissions made by CICA to marketers and their agents. In consideration for the services rendered, the marketing contractors receive an override commission on all new policies sold by them or their salesmen. See "Business of CICA - Commissions." The marketing contracts may be terminated for various causes, at any time by mutual consent of the parties or upon 30 days' notice by either party.

                  These firms provide recruitment, training and supervision of their managers and salesmen in the sale of dollar-denominated life insurance products; however, all managers and salesmen contract directly with CICA and receive their commission from CICA. Accordingly, should the marketing arrangement between any firm and CICA be canceled for any reason, CICA believes it could continue suitable marketing arrangements with the individuals of the marketing firms without appreciable loss of present and future sales, as it has done in the past. There is, however, always a risk that sales could decrease.

                  At present, CICA is dependent on the non-U.S. markets for virtually all of its new life insurance business. This subjects CICA to potential risks with regard to the continued ability to write such business should adverse events occur in the countries from which CICA receives applications. These potential risks include lapses of policies if funds that flow out of such countries were to become restricted and the improbable necessity that incorporating an insurance subsidiary in such countries would become required. Based on more than 30 years experience in the marketplace in which CICA competes, management believes such risks are not probable or material. The Company maintains no assets outside the U.S. and requires all premiums to be paid in the U.S. with U.S. dollars via drafts drawn on banks in the U.S.; therefore, it could lose no funds from currency devaluation or foreign appropriation. Further, management does not believe that the flow of funds will be restricted in the future, because almost all of the insureds are in the upper percentiles of incomes in their country. Such insureds are actively involved in business leadership roles in their communities and would be vehemently opposed to funds flow restriction. Many of the inherent risks in foreign countries, such as political instability, hyper-inflation and economic disruptions tend to improve rather than hurt CICA's business because it encourages individuals to convert assets out of local currencies to the more stable U.S. dollar.

                  MARKETING OPERATIONS

                  CICA holds licenses to do business in 15 states and accepts applications from numerous foreign countries. Additionally, CICA has applications for admission pending in two states. CICA's operations are conducted on the independent contractor basis, with a sales force at December 31, 1997 of 777 individuals, 1,319 individuals at December 31, 1996 and 1,308 individuals at December 31, 1995. The decrease in marketing consultants in 1997 reflects the termination of all individuals who had not produced in the last twelve months, a practice that had not been enforced in several years.

                  COMMISSIONS

                  CICA's marketing managers are independent contractors, responsible for their respective expenses, and are compensated on a percentage of premium basis. The maximum amount of commission expense which may be incurred by CICA on an individual life insurance policy is 120% of the first year premium, 10% of the premium for each of the next nine years and 2% of the premium for the eleventh and subsequent years as a continuing service fee. Percentage amounts paid to salesmen on individual term, annuity and accident and health insurance are substantially less than the levels paid for individual ordinary life insurance. The marketing managers receive overriding first year and renewal commissions on business written by individuals under their supervision and all marketing expenses related thereto are included in the above percentages.

                  RESERVES

                  CICA establishes actuarial reserves as liabilities to meet obligations on all outstanding policies. Reserves and deferred acquisition costs are prepared in conformity with the American Academy of Actuaries Committee on Financial Reporting Principles and generally accepted accounting principles. In determining such reserves CICA used the 1955 to 1960, 1965 to 1970, and 1975 to 1980 Select and Ultimate Mortality Tables with interest rates at 4% or in a range graded from 9% to 5% with recent issues reserved at 7% graded to 6 1/2%. Withdrawal assumptions are based primarily on actual historical experience. Statutory reserves are used for paid-up life business. Claims reserves include an amount equal to the expected benefit to be paid on reported claims in addition to an estimate of claims that are incurred but not reported, based on actual historical experience. CICA receives an independent actuarial certification of its reserves prepared in accordance with both Generally Accepted Accounting Principles and Statutory Accounting Principles. The certifications have noted no deficiencies for the years presented herein.

                  REINSURANCE

                  CICA assumes and cedes insurance with other insurers, reinsurers and members of various reinsurance pools. Reinsurance arrangements are utilized to provide greater diversification of risk and minimize exposure on larger risks.

                  INSURANCE CEDED

                  CICA generally retains $75,000 of risk on any one person. As of December 31, 1997, the aggregate amount of life insurance ceded amounted to $281,400,000 or 13.1% of total direct and assumed life insurance in force, and $293,864,000 or 13.5% in 1996. CICA is contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations reinsured.

                  As of December 31, 1997, CICA had in effect automatic reinsurance agreements that provide for cessions of ordinary insurance from CICA. Additionally, CICA has reinsurance treaties in force with several reinsurers of life and accident and health insurance. These treaties provide for both automatic and facultative reinsurance of standard and substandard risks ceded to them by CICA for life, accident and health and supplemental benefits above CICA's retention limit on a yearly renewable term, coinsurance or modified coinsurance basis.

                  Treaties with Employers Reassurance (ERC) and Businessmen's Assurance ("BMA") historically have been the primary vehicle utilized by CICA for its international business. The treaties are structured in such a way as to allow CICA to "self administer" the cessions on a reduced cost basis. During 1995, a third carrier was added as a principal reinsurer, Riunione Adriatica di Sicurta, of Italy (RAS).

                  The ERC and BMA agreements provide that for risks reinsured in specified countries, 70% of each risk in excess of CICA's retention will be ceded to ERC and 30% to BMA. The RAS agreement provides that on risks reinsured in specified countries, 100% of the risk in excess of CICA's retention will be ceded to RAS. CICA pays premiums to ERC, BMA and RAS on an annual basis and is responsible for the production of the reporting monthly and annually to ERC, BMA and RAS to allow proper accounting for the treaties.

                  The cessions are on a yearly renewable term basis and are automatic up to $333,333 for ERC, $500,000 for RAS and $166,667 for BMA at which point the reinsurance is subject to a facultative review by the reinsurers. At December 31, 1997, CICA had ceded $166,969,000 in face amount of insurance to ERC, $24,800,000 to BMA and $62,265,000 to RAS under these agreements.

                  RAS is an unauthorized reinsurer in the state of Colorado; however, RAS has agreed to comply with Colorado statutes regarding such companies. Under these statutes, RAS will provide a letter of credit, issued by a U.S. bank meeting the Colorado requirements, equal to any liabilities it incurs under its agreement with CICA.

                  A reinsurance treaty with Connecticut General Life Insurance Company (CG) covers all of CICA's accidental death insurance supplementing its life insurance policies. These cessions are on a yearly renewable term basis and occur automatically if total accidental death benefits known to CICA are less than $250,000 or otherwise on a facultative review basis. At December 31, 1997, CICA had ceded $1,285,000,000 in face amount of business to CG under this treaty.

                  CICA monitors the solvency of its reinsurers to minimize the risk of loss in the event of a failure by one of the parties. The primary reinsurers of CICA are large, well capitalized entities which have no current or prior history of financial difficulty.

            (b) INSURANCE ASSUMED. At December 31, 1997, CICA had in-force reinsurance assumed as follows:

                                               TYPE OF               AMOUNT
                                              BUSINESS            IN-FORCE AT
   NAME OF COMPANY         LOCATION            ASSUMED            END OF YEAR
---------------------     ----------          ---------           -------------
Prudential Insurance        Newark,           Ordinary
Company (Prudential)      New Jersey         Group Life           $224,953,000

                  The reinsurance agreement with Prudential provides for CICA to assume a portion of the insurance under a group insurance policy issued by Prudential to the Administrator of Veterans' Affairs. CICA's portion of the total insurance under the policy is allocated to CICA in accordance with the criteria established by the Administrator.

                  CICA has also entered into a Serviceman's Group Life Insurance Conversion Pool Agreement with Prudential, under the above described agreement, whereby CICA assumed a portion of the risk of Prudential under the group policy due to excess mortality under the conversion pool agreement resulting from issuing conversion policies as prescribed for membership in the conversion pool.

                  INVESTMENTS

                  State insurance statutes prescribe the quality and percentage of the various types of investments which may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate and mortgage loans by certain specified percentages. CICA's invested assets at December 31, 1997 were distributed as follows: fixed maturities - 85.39%, equity securities - 0%, mortgage loans - 0.86%, policy loans - 13.4%, government insured student loans - 0.05%, short-term investments - 0% and other long-term investments - 0.30% (see
                  Note 2 of the "Notes to Consolidated Financial Statements"). CICA did not foreclose on any mortgage loans in 1997. All mortgage loans are supported by independently appraised real estate. The investment policy of CICA with regard to mortgage loans is consistent with the provisions of the Colorado Insurance Code.

                  At December 31, 1997, 85.7% of CICA's investments in fixed maturities were comprised of U.S. Treasury securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage-backed securities, compared to 95.9% at December 31, 1996. Of these mortgage-backed securities, all were guaranteed by U.S. government agencies or corporations that are backed by the full faith and credit of the U.S. government or that bear the implied full faith and credit of the U.S. government. The decline in

                  1997 reflects the ALLIC merger into CICA, as ALLIC had a number of corporate bonds in its portfolio.

                  REGULATION

                  CICA is subject to regulation and supervision by the insurance department of each state or other jurisdiction in which it is licensed to do business. These departments have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of marketing persons, the approval of policy forms, the advertising and solicitation of insurance, the form and content of mandatory financial statements, the reserve requirements, and the type of investments which may be made. CICA is required to file detailed annual reports with each such insurance department, and its books and records are subject to examination at any time. In accordance with state laws and the rules and practices of the National Association of Insurance Commissioners, CICA is examined periodically by examiners of its domiciliary state and by representatives (on an "association" or "zone" basis) of the other states in which it is licensed to do business. CICA's most recent examination which was completed during 1992, was for the six years ended December 31, 1991, and was conducted by a public accounting firm representing the Colorado Division of Insurance. An examination was begun in late 1997 for the five years ended December 31, 1996, by a public accounting firm under contract with and supervision by the Colorado Division of Insurance. CICA is audited annually by an independent public accounting firm.

                  Various states, including Colorado, have enacted "Insurance Holding Company" legislation which requires the registration and periodic reporting by insurance companies which control, or are controlled by, other corporations or persons. Under most of such legislation, control is presumed to exist with the ownership of ten percent or more of an insurance company's voting securities. CICA is subject to such regulation and has registered under such statutes as a member of an "insurance holding company system." The legislation typically requires periodic disclosure concerning the transactions between the registered insurer, the ultimate controlling party, and all affiliates and subsidiaries of the ultimate controlling party, and in many instances requires prior approval of intercorporate transfers of assets (including in some instances payment of dividends by the insurance subsidiary) within the holding company system.

                  Since CICA does not physically conduct business in countries outside the U.S. but rather accepts applications from overseas marketers, it is not subject to regulation in countries where most of its insureds are residents. The prospect of such regulation is viewed as remote by management of CICA because obtaining insurance through application by mail outside of one's country is a common practice in many foreign countries, particularly those where CICA's insureds reside.

                  COMPETITION

                  The life insurance business is highly competitive, and CICA competes with a large number of stock and mutual companies. CICA believes that its premium rates and its policies are generally competitive with those of other life insurance companies, many of which are larger than CICA, selling similar types of insurance.

                  CICA's marketing plan stresses the sale of dollar-denominated life insurance products to high net worth individuals residing in foreign countries, with present emphasis in Latin America and the sale of individual, supplemental accident and health products and whole life products to United States residents. Virtually all of CICA's total first year and renewal life insurance premium income during 1997 came from the international market. See "Business of CICA - Geographical Distribution of Business." Management believes that CICA is a significant competitor in the international market and attributes its success in penetrating that market to the expertise of management, the uniqueness of its life insurance products and competitiveness of its pricing methods.

                  CICA faces competition from several other American life insurance companies that also sell U.S. dollar denominated policies to non-U.S. citizens, with no one company being dominant in the market. Some companies may be deemed to have a competitive advantage due to histories of successful operations and large agency forces. Management believes that its experience, combined with the special features of the Ultra Expansion policies, as well as the new, enhanced Millennia series of policies, allows CICA to compete effectively in maintaining and pursuing new business.

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

                  Additionally, the assets that back up the policies issued by foreign companies are invested in the respective countries, and thus, are exposed to the inflationary risks and economic crises that historically have impacted many foreign countries. Another reason that CICA experiences an advantage is that many of its policyholders desire to transfer capital out of their countries due to the perceived financial strength and security of the United States by foreigners. Also, CICA competes indirectly with other U.S. and European insurers in countries where CICA's insureds reside. CICA's experience has been that its market niche is in attracting insureds who want the safety and security of a U.S. domestic insurer. Management of CICA considers it to be difficult and speculative to estimate the potential of the foreign market for U.S. insurers. However, based upon the volume of new premium generated by CICA that originates from several countries in Latin America, management believes that CICA receives a substantial share of such business. However, CICA does not have market share data to confirm management's belief.

                  In CICA's block of accident and health insurance, (7% of total premium income), it is in competition with many insurance companies as well as with voluntary and government-sponsored plans for meeting hospitalization and medical expenses such as Blue Cross/Blue Shield, "Medicare" and "Medicaid." Future expansion of such programs or the establishment of additional government health programs could adversely affect the future of accident and health insurance on CICA's books, most of which has been acquired in the acquisition of other companies.

                  FEDERAL INCOME TAXATION

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

         (iii)    BUSINESS OF CTI

                  CTI is a wholly-owned subsidiary of CICA and engages in the business of providing data processing services and acquisition and leasing of furniture and equipment for its parent as well as data processing services and software to other companies. Pursuant to an Information Systems Management and Services Contract dated October 1, 1991, CTI provides data processing services to the Company for a fixed fee of $53,000 per month. In August, 1997, this fee was increased to $85,000 per month to reflect the growth in the Company's business. As of and for the year ended December 31, 1997, CTI's total assets were $767,000 and revenues were $832,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

         (iv)     BUSINESS OF III

                  In August, 1993, Citizens sold the stock of III to CICA for its book value. CICA subsequently contributed debit balances receivable of approximately $169,000 to III. III collected such receivables and, as additional consideration, received an airplane which it operates for Citizens and CICA. During 1994, CICA made an additional capital contribution of $200,000 to
                  III. Also, during 1994, III acquired a different airplane for use in providing aviation transportation and services to Citizens and the airplane previously owned by III was sold. As of and for the year ended December 31, 1997, III's total assets were $751,000 and revenues were $170,700. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

         (v)      BUSINESS OF AIN

                  AIN is a financial holding company whose principal business is the ownership of USLIC. Additionally, AIN owns the building that is the primary office facility for USLIC (See Item 2. Description of Properties). At December 31, 1997, total assets were $2.9 million and annual revenues were $201,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

         (vi)     BUSINESS OF USLIC

                  USLIC is a Mississippi-domiciled life and accident and health insurer offering whole life products and specialty accident and health products to residents of the Southeastern United States. USLIC is licensed in the states of Alabama, Arizona, Arkansas, Georgia, Indiana, Louisiana, Mississippi, New Mexico, Oklahoma, Tennessee and Texas.

                  As of December 31, 1997, USLIC had $45,058,000 of life insurance in force, of which $30,478,000 was reinsured and $14,580,000 retained. The maximum retention by USLIC on any one life for life insurance policies is $20,000. All of the accidental death benefit coverage is reinsured.

                  USLIC offers customary forms of life insurance, including non-participating whole life, decreasing term, level term policies, supplementary health policies and a participating whole life policy. Its leading life policy in the past has been the "Lifetime Accumulator," a participating whole life insurance policy. This policy differs from the usual offering of life insurance in that the premium is uniform but the amount of insurance varies by the age of the proposed insured. The product is sold, therefore, in premium units rather than in face amount units. While this policy is written only on persons at ages 0 - 40, other life insurance products are offered at ages 0 - 70.

                  The Lifetime Accumulator, by being sold at ages less than 40 and in small insurance amounts, does not usually require a medical examination of the proposed insured. Examinations are obtained if the amounts exceed the usual published guidelines of USLIC. Electrocardiograms, x-rays, blood profiles and urinalysis are obtained. USLIC can, and does, request records from the proposed insured's attending physician and it obtains investigative consumer reports as well. Applications must be submitted on every proposed insured. Also questions regarding driving, habits, hazardous sports and flying are asked. Supplementary questionnaires are also obtained where required on aviation and hazardous avocations. Additional information of this nature may be requested when indicated by responses on the application.

                  Through 1993, USLIC had written primarily the Lifetime Accumulator, which accounted for approximately 98% of premium income. During latter 1993, USLIC shifted its marketing thrust to non-participating ordinary life products and supplementary accident and health products. For 1997, 22.8% of premium income was from life policies and 77.2% was from accident and health policies, and in 1996, 36% of premium income was from life products, and 64% from accident and health. The persistency of the products has followed USLIC's actuarial projection for the products and lapses have not exceeded the assumptions.

                  As mentioned above, USLIC writes various forms of life insurance, and since early 1994 it has developed several new supplementary health insurance products, i.e., cancer, hospital indemnity, mental illness, outpatient sickness, catastrophic illness, emergency accident, intensive care and disability income and Medicare supplement. In 1998, USLIC plans to actively mass market these products through various companies' employee groups. Premiums will be employer paid or paid through payroll deduction. USLIC can issue life insurance on a rated premium substandard basis up through Table 16 (400% extra mortality), but in so doing it will reinsure all of the risk. USLIC only issues through Table 4 (100% extra mortality) on its Lifetime Accumulator policy to improve the mortality and potential profitability on that product line. The substandard risks are those that by reason of health, occupation or avocation fall outside the normal anticipated mortality levels of the general population as developed by the actuarial sciences. It reinsures all of its accidental death risk. USLIC also has a reinsurance agreement on its cancer policy which limits its claim risk to $25,000 in any calendar year on any one claim. It also reinsures various amounts on several other health products.

                  USLIC's selling efforts are not usually concentrated on any one economic, occupational, hazard or age group other than for. The Lifetime Accumulator as indicated above. The marketing territory is Alabama, Arizona, Arkansas, Indiana, Louisiana, Mississippi, Oklahoma, Tennessee and Texas. USLIC's products are generally competitive with those of other insurers in those states.

                  USLIC's policies are being sold by direct licensed representatives and licensed general agents. None of these agents has underwriting authority. The commissions paid are believed by management to be competitive with commissions paid by other life insurance companies in the states in which USLIC is licensed to operate. USLIC is aware that there is considerable competition for obtaining qualified agents and that it will be competing with well-established life insurance companies for agents to sell its policies. USLIC will also recruit agents from among persons who are not now engaged in the selling of life and accident and health insurance, and USLIC expects to train such agents. USLIC presently has approximately 300 licensed agents. The agents recruited and licensed by USLIC hold licenses with other companies and possibly could sell other companies' policies that are similar in some respects to USLIC's policies. This arrangement is quite common with companies that recruit and license general agents.

                  INVESTMENTS

                  USLIC invests and reinvests certain of its reserves and other funds. A part of its income will be derived from this source. The investments of USLIC are limited as to type and amount by the Mississippi insurance laws which are designed to insure prudent investment policies.

                  The investment of capital, paid-in and operating surplus and other funds of insurers organized under the laws of the State of Mississippi is specified by the

                  Mississippi Insurance Code. This statute includes general and specific limitations on investments, records of investments and other matters. The Mississippi insurance law regulating investments and other aspects of the management of insurance companies is designed primarily for the protection of policyholders rather than investors.

                  The administration of USLIC's investment portfolio is handled by the same outside investment manager as CICA's, with all trades approved by a committee of the Board of Directors. The guidelines used require that bonds, both government and corporate, are of high quality and comprise a majority of the investment portfolio. The assets selected are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for USLIC to meet its policyholder obligations. The type, quality and mix should enable USLIC to compete in the life insurance marketplace and to provide appropriate interest margins.

                  USLIC has classified all its investments as securities available-for-sale which are carried at fair value.

                  REINSURANCE

                  As is customary among insurance companies, USLIC will reinsure with other companies portions of the life insurance risks it will underwrite. The primary purpose of reinsurance agreements is to enable the company to reduce the amount of its risk on any particular policy and, by reinsuring the amount exceeding the maximum amount the insurance company is willing to retain, to write policies in amounts larger than it could without such agreements. Even though a portion of the risk may be reinsured, USLIC will remain liable to perform all obligations imposed by the policies issued by it and is liable if its reinsurer should be unable to meet its obligation under the reinsurance agreements. USLIC's general policy is to reinsure business with insurance companies with an A.M. Best and Company rating of "A" or better.

                  USLIC's life reinsurance is being ceded through automatic and facultative treaties with two unaffiliated insurance companies, Business Men's Assurance Company, Kansas City, Missouri, and Optimum Re, Dallas, Texas. At December 31, 1997, USLIC had ceded to BMA, $16,273,000 in face amount, and $14,205,000 to Optimum Re. It is the practice of USLIC to reinsure all accidental death benefit risks that are written with the Lifetime Accumulator product of USLIC or with other forms of insurance. USLIC has a reinsurance agreement with Reliastar Financial Corporation, Minneapolis, Minnesota, providing coverage of claims in excess of various amounts on several of USLIC's accident and health policies.

                  RESERVES

                  USLIC has set up actuarially computed reserves as liabilities to meet the obligations on the policies it writes. These reserves are the amounts which, with additions from premiums to be received and with interest in such reserves, compounded annually at certain assumed rates, are calculated to be sufficient according to accepted actuarial principles to meet policy obligations as they mature. The various actuarial factors are determined from mortality tables and interest rates in effect when the policies are issued. The reserves to be included in statutory filings will be valued on a basis that meets the requirements of law in Mississippi. USLIC receives an independent actuarial certification of its reserves prepared in accordance with both GAAP and Statutory principles.

                  REGULATION

                  Mississippi insurance laws and regulations generally govern the accounting practices and prescribe the procedures and forms for financial reports of insurance companies prepared on a Statutory accounting basis and filed with the Insurance Department. Reports prepared in accordance with the prescribed statutory accounting practices are primarily intended to insure the ability of an insurance company to meet its obligations to policyholders and do not necessarily reflect going concern value. Balance sheets prepared in accordance with statutory accounting practices are designed primarily to reflect the financial position of insurance companies from the standpoint of solvency. Certain of the prescribed or permitted accounting practices differ in some respects from generally accepted accounting principles followed by other business enterprises in determining financial position and results of operations.

                  The insurance laws of the State of Mississippi also provide that a life insurance company will be assessed a lower premium tax if up to 25% of the life company's investments are in Mississippi securities. The management of USLIC has invested its assets in a manner to incur the lower tax rate.

                  In common with other insurance companies operating in Mississippi, USLIC is subject to the regulation and supervision of the Mississippi Insurance Commissioner. After making application for admission and receiving proper license, USLIC may operate in other states and, at that time, will be subject to regulation and supervision in any other state where it may be permitted to transact business. Such regulation is primarily for the benefit and protection of insurance policyholders rather than shareholders of insurance companies. Broad administrative powers are possessed by the Mississippi Department of Insurance and other supervising agencies. Although the powers differ from state to state, in general they include authority to grant and revoke licenses to transact business, to be an agent, to supervise premium rates, to approve the form of insurance contracts, to supervise the form of financial statements filed with such agency, to regulate capital requirements, to regulate insurable interest on one life and to require the filing of detailed annual reports. USLIC's business and accounts will be subject to examination by the Mississippi Department of Insurance. Such regulation includes the filing of financial statements by USLIC, periodic reporting and examination by the insurance regulatory authorities, and review of transactions between members of the holding company group.

         (vii)    BUSINESS OF FHA

                  Formed in 1989, FHA, formerly Funeral Homes of Louisiana, owns and operates a funeral home in Baker, Louisiana. Constructed in 1992, the Baker Funeral Home constitutes the primary business function of FHA. At December 31, 1997, FHL had total assets of $666,000 and total revenues of $341,000.

         (viii)   BUSINESS OF CILIC

                  CILIC is an Illinois domiciled life insurer admitted to do business in four states. Dormant for several years, the Company services a closed block of life insurance policies. At December 31, 1997, CILIC had assets of $3.1 million and yearly revenues of $200,000.

         (ix)     BUSINESS OF NSLIC

                  NSLIC was acquired in November, 1997 by Citizens. Domiciled in Arlington, Texas, NSLIC's revenues have historically been derived from revenues generated by the sale of ordinary whole life insurance, individual supplemental and major medical health insurance and credit insurance and investment income. During the year ended December 31, 1997, 11.6% of premium revenue was attributable to life, endowment and term insurance; 15.9% to credit insurance; and 72.5.% to accident and health insurance. All of the life insurance in force is non-participating.

                  In recent years, NSLIC's sales efforts have centered on a major medical supplemental hospitalization policy and its credit business. The claims incurred on the accident and health policy to date are below the level anticipated in the development and pricing of the product. The credit business is sold primarily through a chain of furniture stores in Texas. As a result, the average contract size is relatively small, and the average duration is approximately three years.

                  GEOGRAPHICAL DISTRIBUTION OF BUSINESS

                  For the year ended December 31, 1997, 96.6% of NSLIC's total premium income was derived from residents of Texas; 3.3% from Louisiana residents and 0.1% from Oklahoma residents.

                  MARKETING OPERATIONS

                  NSLIC holds licenses to do business in three states - Texas, Oklahoma and Louisiana. NSLIC's operations are conducted through independent contractors, with a sales force of 218 representatives at December 31, 1997.

                  COMMISSION

                  The maximum amount of commission expense which may be incurred by NSLIC on an individual life sale is 75% in the first year, and 20% in years 2-10. On individual supplemental accident and health, the first year commission ranges up to 65%, with up to 17% being incurred in years 2-10. On the supplemental hospitalization plan, first year commissions amount to 32.5%, while years 2 and thereafter are 12.5%. Commissions on the credit business, which is all single premium, are 85%.

                  RESERVES

                  NSLIC establishes actuarial reserves as liabilities to meet obligations on all outstanding policies. Reserves and deferred acquisition costs are prepared in conformity with the American Academy of Actuaries Committee on Financial Reporting Principles and generally accepted accounting principles. Claims reserves include an amount equal to the expected benefit to be paid on reported claims in addition to an estimate of claims that are incurred but not reported, based on actual historical experience. NSLIC receives an independent actuarial certification of its reserves. The certifications have noted no deficiencies for the years presented herein.

                  REINSURANCE

                  NSLIC cedes insurance with other insurers, reinsurers and members of various reinsurance pools. Reinsurance arrangements are utilized to provide greater diversification of risk and minimize exposure on larger risks.

                  INSURANCE CEDED

                  NSLIC generally retains $20,000 of risk on any one person. As of December 31, 1997, the aggregate amount of life insurance ceded amounted to $5,432,000 or 10.5% of total direct life insurance in force. Additionally, NSLIC ceded $92,000 of Accident and Health premium (approximately 27.7% of total A & H premium). NSLIC is contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations reinsured.

                  As of December 31, 1997, NSLIC had in effect automatic reinsurance agreements that provide for cessions of ordinary insurance from NSLIC. Additionally, NSLIC has reinsurance treaties in force with several reinsurers of life and accident and health insurance. These treaties provide for both automatic and facultative reinsurance of standard and substandard risks ceded to them by NSLIC for life, accident and health and supplemental benefits above NSLIC's retention limit on a yearly renewable term basis.

                  A treaty with Employers Reassurance (ERC) has historically been the primary vehicle utilized by NSLIC for its life business. A reinsurance treaty with Continental Assurance Company covers virtually all of NSLIC's accident and health business.

                  NSLIC closely monitors the solvency of its reinsurers to minimize the risk of loss in the event of a failure by one of the parties. The primary reinsurers are large, well capitalized entities which have no history of financial difficulty.


                  INVESTMENTS

                  State insurance statutes prescribe the quality and percentage of the various types of investments which may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate and mortgage loans by certain specified percentages. NSLIC's invested assets at December 31, 1997 were distributed as follows: fixed maturities - 96.66%, equity securities - 0.36%, mortgage loans - 0%, policy loans - 0.26%, short-term investments - 2.72%.

                  REGULATION

                  NSLIC is subject to regulation and supervision by the insurance department of each state or other jurisdiction in which it is licensed to do business. These departments have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of marketing persons, the approval of policy forms, the advertising and solicitation of insurance, the form and content of mandatory financial statements, the reserve requirements, and the type of investments which may be made. NSLIC is required to file detailed annual reports with each such insurance department, and its books and records are subject to examination at any time. In accordance with state laws and the rules and practices of the National Association of Insurance Commissioners, NSLIC is examined periodically by examiners of its domiciliary state and by representatives (on an "association" or "zone" basis) of the other states in which it is licensed to do business. NSLIC's most recent examination which was completed during 1994, was for the three years ended December 31, 1993, by the Texas Insurance Department. NSLIC is audited annually by an independent public accounting firm.

                  Various states, including Texas, have enacted "Insurance Holding Company" legislation which requires the registration and periodic reporting by insurance companies which control, or are controlled by, other corporations or persons. Under most of such legislation, control is presumed to exist with the ownership of ten percent or more of an insurance company's voting securities. NSLIC is subject to such regulation and has registered under such statutes as a member of an "insurance holding company system." The legislation typically requires periodic disclosure concerning the transactions between the registered insurer, the ultimate controlling party, and all affiliates and subsidiaries of the ultimate controlling party, and in many instances requires prior approval of intercorporate transfers of assets (including in some instances payment of dividends by the insurance subsidiary) within the holding company system.

                  COMPETITION

                  The life insurance business is highly competitive, and NSLIC competes with a large number of stock and mutual companies. NSLIC believes that its premium rates and its policies are generally competitive with those of other life insurance companies, many of which are larger than NSLIC, selling similar types of insurance.

                  In NSLIC's block of accident and health insurance, it is in competition with many life insurance companies as well as with voluntary and government-sponsored plans for meeting hospitalization and medical expenses such as Blue Cross/Blue Shield, "Medicare" and "Medicaid." Future expansion of such programs or the establishment of additional government health programs could adversely affect the future of accident and health insurance on NSLIC's books.

ITEM 2.           DESCRIPTION OF PROPERTIES

                  CICA owns its principal office in Austin, Texas, consisting of an 80,000 square foot office building. Approximately 33,000 square feet is occupied by CICA and its affiliates with the remainder of the building being leased or for lease. At December 31, 1997, the occupancy rate of the property was 100%.

                  CICA also owns 1.10 acres of land with a 13,000 square foot office building which previously served as the Company's executive offices. The property has a book value of $104,000. A triple-net lease was executed during 1995 on the building for a term of three years, with a purchase option at a price of $850,000 during the period. The purchase option was not exercised, and in March, 1998, a purchase contract was executed with a third party for $840,000.

                  During 1995, CICA acquired through foreclosure, a 7,500 square foot office property in Wheatridge, Colorado for $116,000. Subsequently, the Company renovated the property, bringing its investment to $230,000. The property was listed for sale in December 1996. Management expects the ultimate realized value of the property to be $250,000 to $300,000.

                  Through the acquisition of American Liberty Financial Corporation described above, the Company also owns a 6,324 square foot funeral home in Baker, Louisiana with a total cost of $473,000. This facility is owned and operated by a subsidiary, FHA.

                  AIN owns a 13,000 square foot building in a suburb of Jackson, Mississippi. In March, 1998, this building was under a contract for sale at $537,000.

ITEM 3.           LEGAL PROCEEDINGS

                  On September 25, 1997, the Company was notified that class action certification was granted September 15, 1997 to plaintiffs in a lawsuit (Dwain Kirkham et al. v. American Liberty Life Insurance Company et al., No. 25,954, 2nd Judicial District, Jackson Parish, Louisiana) filed against American Liberty Life Insurance Company "ALLIC") on August 19, 1996 and against Citizens, Inc. on December 20, 1996 (collectively "Defendants"). In the same ruling Defendants' motion for summary judgment and exception of prescription (statute of limitations) were denied. Defendants believe that these rulings are significantly in error. Defendants will appeal these rulings, during which time, the trial court proceedings will be stayed. Defendants intend to vigorously defend against these claims

                  The lawsuit was filed by four individuals who purchased from ALLIC, prior to August 1, 1986, life insurance policies on their children and grandchildren. In the complaint, plaintiffs allege that the insurance policies were fraudulently misrepresented to be "retirement" and "insured savings" plans in which, after six or seven years, additional premiums would be unnecessary and monthly retirement income would be generated for plaintiffs. Plaintiffs also allege other causes of action including breach of contract and are seeking rescission, unspecified damages, interest and attorneys' fees. Prior to the class certification ruling, rescission of the insurance policies purchased by the four plaintiffs would have resulted in a total payment of $31,000 (including 33% for contingent attorneys fees). The activities described in plaintiffs' complaint allegedly occurred over 10 years ago with respect to certain types of insurance policies sold by an independent general agent. Prior to its recent merger into CICA, ALLIC had been a separate subsidiary of Citizens since September 1995.

                  As part of the acquisition, not all historical records of ALLIC were loaded on the computer system currently used. Further, no officers or managers of ALLIC are currently employed by the Company or any of its affiliates. Due to the unexpected nature of this ruling, the historical records have not been examined to determine if such an estimate can be developed.

                  The Company from time to time may be a party to various legal proceedings incidental to its business. Management does not expect the ultimate resolution of these legal proceedings to have a material adverse impact on the financial condition of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to shareholders of Citizens during the fourth calendar quarter of 1997.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

                  Citizens' Class A common stock is traded on the American Stock Exchange (Amex) under the symbol CIA. The high and low prices per share as supplied by the Amex Monthly Statistical Report are as follows.


                                    1997                         1996
                          -------------------------     ------------------------
   QUARTER ENDED            HIGH            LOW           HIGH           LOW
---------------------     ----------     ----------     ---------     ----------
March 31                  $ 8.81           7.63           9.13          8.50
June 30                     8.13           7.25           7.50          5.13
September 30                7.88           7.19           8.13          7.38
December 31                 7.56           6.38           9.75          7.69



                   As of December 31, 1997, the approximate number of record owners of Citizens' Class A common stock was 15,000. Management estimates the number of beneficial owners to be approximately 57,000.

                   Citizens has not paid dividends in any of the past four years and does not intend to pay cash dividends in the immediate future. For restrictions on the present and future ability to pay dividends, see Note 7 of the "Notes to Consolidated Financial Statements."

ITEM 6.            SELECTED FINANCIAL DATA

                  The table below sets forth, in summary form, selective data of the Company. This data, which is not covered in the report of the independent auditors, should be read in conjunction with the consolidated financial statements and notes which are included elsewhere herein (amounts in thousands except per share amounts).

                                                                  YEAR ENDED DECEMBER 31,
                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
                                          ----------------------------------------------------------------------------
                                                                                                             1993
                                          1997              1996            1995             1994        (AS RESTATED)
                                          ----              ----            ----             ----        -------------
NET OPERATING REVENUES                    $ 65,027        $   63,822       $   53,130       $   49,212      $   42,761
NET INCOME                                $  3,426        $    2,214       $    2,750       $    4,175      $    5,526
NET INCOME PER SHARE                      $    .16        $      .11       $      .16       $      .25      $      .34
TOTAL ASSETS                              $249,519        $  218,277       $  209,308       $  149,798      $  134,105
NOTES PAYABLE                             $    937        $      489       $      773       $      712      $    1,101
TOTAL LIABILITIES                         $169,938        $  151,394       $  144,595       $  114,742      $  106,090
TOTAL STOCKHOLDERS' EQUITY                $ 79,581        $   66,883       $   64,713       $   35,056      $   28,015
BOOK VALUE PER SHARE                      $   3.83        $     3.29       $     3.24       $     1.99      $     1.68



         See Part I (b) - Financial information regarding the insurance business and Item 7 - Management's Discussion and Analysis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Citizens, Inc. pursuant to a Stock Purchase Agreement, purchased from Jansen Enterprises, Inc., a Texas corporation, 100% of the issued and outstanding shares of National Security Life and Accident Insurance Company (NSLIC) for $1,700,000, consisting of $1,000,000 cash, and restricted shares of Class A Common Stock valued at $700,000 in a transaction that closed on November 20, 1997. NSLIC is a Texas-domiciled life and A&H insurer with assets of approximately $5 million and annual revenues of approximately $5 million.

                  In June 1997 Citizens acquired American Investment Network, Inc. (AIN), a life insurance holding company that was the parent of United Security Life Insurance Company, headquartered in Jackson, Mississippi with $7.5 million in assets, $3.4 million of stockholders' equity, annual revenues of $3.2 million and $67 million of life insurance in force. Citizens issued approximately 700,000 Class A shares in connection with the transaction, which was accounted for as a purchase. The companies operate in their respective locations under a combined management team with consolidation of computer data processing on the Citizens' system.

                  In March 1997 CICA acquired the remaining 5.5% of FAIC not owned by ALLIC. CICA issued approximately 134,000 shares of Citizens Class A Common Stock to the minority holders of FAIC. Upon consummation of the acquisition of the minority interest, Citizens incurred a non-recurring charge to earnings of approximately $400,000. This charge is based upon the fair market value of the shares to be issued, less the minority interest acquired, and approximately $670,000 of goodwill. Subsequently, FAIC was liquidated.

                  To streamline its corporate structure, ALFC was merged into Citizens in June 1997. Also ALLIC was merged into CICA in June 1997.


                  RESULTS OF OPERATIONS

                  Net income for the year ended December 31, 1997 was $3,425,523 or $.16 per share compared to $2,213,726 or $.11 per share in 1996 and $2,750,212 or $.16 per share in 1995. Decreases in acquisition related expenses associated with ALLIC and economies of scale created by the combination of companies contributed to the increase in 1997 income. Increases in expense associated with the expansion of ALLIC's marketing activities was the primary factor of the decrease in earnings from 1995 to 1996.

                  Total revenues for the year ended December 31, 1997 were $65,027,298 compared to $63,822,160 in 1996, an increase of
                  1.9%. Revenues increased from $53,130,172 in 1995 to the $63,822,160 in 1996. Decreased writing of new business by CICA in the international market and by ALLIC domestically was offset by the premium revenues of USLIC and NSLIC, which contributed to the increase in revenue in 1997. Additionally, only six months of revenues of USLIC and only one month of NSLIC's revenues are included in the 1997 results. The substantial revenue growth in 1996 is attributable to the inclusion of ALLIC for the entire year, which contributed approximately $9,200,000 to revenues.

                  Premium income reached $55,362,616 in 1997, a 1.9% increase over the previous year when premium income totaled $54,303,445. The 1996 amount represented a 17.4% increase over 1995 when premiums amounted to $46,244,428. Declines in the production of international premium by CICA and domestically by ALLIC's former marketing operations during 1997 contributed to the nominal increase. Additionally, as stated above, the results for USLIC and NSLIC were not included for the entire year. In January, 1998, CICA introduced a new line of international products known as the Millennia 2000 series. Based on the early reception of these products by the Company's marketing consultants, management believes the production of new premium from this market, which has been flat for the past few years, should experience significant growth, although this result cannot be assured. Additionally, the products previously sold by ALLIC in the United States were not available following the merger of ALLIC into CICA until late in 1997 because of delays in obtaining requisite approval from state insurance regulatory authorities.. Management has been successful in returning the largest producing marketing organization of ALLIC to production and anticipates significant new production in 1998, compared to virtually none in 1997. Premiums for 1996 were boosted by the inclusion of ALLIC, which contributed $3.8 million of accident and health premium and an additional $4.1 million of life premiums.

                  It is management's belief that CICA, utilizing the marketing representatives who previously represented ALLIC, is better served to continue to exploit its niche selling specialty accident and health life products through existing distribution channels. The acquisition of USLIC and NSLIC also bring capable sales forces that have historically sold similar products; therefore management believes that the ability to "cross-sell" products between companies is high.

                  Net investment income increased 9.29% during 1997 to $10,038,736 from $9,185,506 in 1996. In 1995, such income was
                  $7,026,909. The 1997 results reflect the continuing expansion of the Company's asset base as well as the actions taken in previous years to change the mix and duration of the Company's invested assets. The 1996 results reflect actions taken during late 1994 and early 1995 to extend the duration of the Company's portfolio slightly to take advantage of higher yields. Overall, the duration was increased to approximately 6 years from 4 to 5 years. Additionally, the acquisition of ALLIC which increased the Company's invested assets by approximately $17.8 million, contributed, along with the Company's own internal growth. ALLIC represented $550,000 of 1995's investment income; however, this amount represented only slightly more than three months of earnings on that asset base. In 1996, the contribution was $1.2 million.

                  The low yields available in the bond market during the Company's growth period have made it difficult to increase the return on the Company's invested assets without exposing the portfolio to undue risk; however, management believes that as yields change, the Company is positioned to take advantage of the investment opportunities that will present themselves and, thus, enhance future returns. Management hired the investment advisory firm of Asset Allocation and Management, Inc. of Chicago ("AAM"), Illinois in late 1995 to manage the Company's fixed maturity portfolio. It is the belief of management that an overall increase in returns can be achieved by implementing the plans of AAM to provide more diversity in the portfolio without significantly increasing risk. During 1996, a nominal reconfiguration was begun. In lieu of purchasing U.S. Treasury instruments, the Company began to purchase U.S. Government guaranteed mortgage pass-through securities. This program continued throughout 1997. Additionally, approximately $3 million of A to AA rated private placement bonds were acquired. Management expects to continue this strategy throughout 1998 as opportunities present themselves.

                  Future policy benefit reserves increased $8,958,166 in 1997, compared to $8,198,243 in 1996 and $11,033,763 in 1995.
                  Increased surrender activity was the primary reason for the lower reserve increases in 1997 and 1996. Additionally, in the early years of a policy, the net reserves (benefit reserve less deferred acquisition costs) are small due to the large capitalized costs in the first and second policy years. As the policy matures, the reserve increases. The Company's reserves are certified annually by an independent actuary. Such certification noted no deficiencies for the years presented.

                  Overall policyholder dividends increased 18% in 1997 amounting to $2,782,215, compared to $2,363,201 in 1996 and $2,422,168 in 1995. The 1997 growth is primarily due to the acquisition of USLIC, which increased the current year results by approximately $397,000. In late 1993, management reduced the dividends paid on various plans to reflect the lower levels of return that were available in the bond market. As a result, the dividends paid in recent years have not been growing as rapidly. Virtually all CICA's policies that have been sold since 1989 are participating. Participating policies represent a large majority (82%) of the Company's business in-force. As a result, management expects continued growth in this item subject to factors such as persistency and future sales; however, dividends are factored into the policies' premiums and thus management does not believe continued increases in dividend expense should impair or dilute future profitability.

                  Claims and surrenders increased 7.5% in 1997, reaching $27,852,907 from $25,919,054 in 1996. In 1995, such expenses were $19,282,954. Death benefits increased to $4,475,083 in 1997, compared to $3,667,159 in 1996. In 1995, such benefits were $2,923,339. The increase in such claims in 1997 does not appear to be due to any trend. Rather, it is the result of the growing block of business written by the Company. Additionally, the pre-need and burial policies formerly sold by ALLIC were marketed to an older clientele and as such, higher claims are anticipated and factored into the product. The Company has historically adhered to a strict underwriting policy which requires complete medical examinations on all applicants who are foreign residents, except children, regardless of age or face amount of the policy applied for. For 1996 and future years, management initiated a change to more selective medical examinations in conjunction with dry spot blood tests and extensive medical questions on the application in order to lower the cost of new business without sacrificing necessary information for the underwriter. Additionally, X-rays and electrocardiograms are required depending on age and face amount of the policy. On all policies of $150,000 or more, inspection reports are required which detail the background resources and lifestyle of the applicant. The Company has developed numerous contacts throughout Latin America with which its underwriters can validate information contained in the application, medical or inspection report.

                  Accident and Health benefits grew to $2,948,257 in 1997, compared to $1,719,244 in 1996, and $304,704 in 1995. The increase reflects the growing block of accident and health premium on the Company's books. Additionally, in 1997, the addition of USLIC contributed approximately $740,000 to the benefit amounts. In 1996, the acquisition of ALLIC caused such benefits to increase sharply because of the volume of A&H premium on ALLIC's books compared to the amount on CICA's books. In 1995, only three months of activity for ALLIC are included.

                  Endowment expense grew to $5,258,881 in 1997 from $5,192,607 in 1996. In 1995, such expenses were $4,631,261. Beginning in late 1990, Citizens introduced a new series of plans called "Ultra Expansion Plus" which carried an immediate endowment benefit of an amount elected by the policyowner. This endowment is factored into the premium of the policy and is paid annually. The relatively small increase from 1996 to 1997 reflects the decreased production of new business over the last three years. Management does not expect this benefit to adversely impact profitability since it is factored into the cost of the policy.

                  Policy surrenders were $14,322,593 in 1997, compared to $14,421,683 in 1996 and $10,611,335 in 1995. The increase in surrenders in 1996 and 1995 is, in the opinion of management, due to acquisitions and the growing block of business in-force, as well as representative of the economic problems seen in Argentina during 1995 and early 1996. The decrease in 1997 is, in the opinion of management, the result of a campaign begun in mid-1997 to inform policyowners about the benefits of their policy.

                  Other claim expenses amounted to $848,093 in 1997, $918,361 in 1996 and $812,315 in 1995. These expenses are comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits.

                  During 1997, commissions decreased to $11,918,192 from $12,447,664 in 1996. In 1995 commissions were $10,273,173. The majority of such amounts paid relates to first year commissions which were $8,120,748, $8,677,297 and $7,292,264, respectively, in 1997, 1996, and 1995. The 1996 increases relate to improved sales activity in CICA and approximately $1.5 million associated with ALLIC. The decline in first year commissions during 1997 relates to the slowdown in new sales discussed earlier.

                  Underwriting, acquisition and insurance expenses decreased to $6,992,402 in 1997 from $9,500,973 in 1996 and $7,102,401 in
                  1995. The 1996 expenses include approximately $3.2 million associated with ALLIC. Due to the consolidation of ALLIC's operations with CICA, management believes significant reductions have been achieved through economies of scale which are reflected in the 1997 results. It should be noted that only six months of expense associated with USLIC and one month from NSLIC are included. Management believes that through economies of scale which can be achieved in the future after conversion of systems of these companies, additional expense reductions can be made.

                  In order to convert a majority of CICA's marketing overhead from fixed to variable, management began discussions in early 1997 with an independent international marketing company to serve as managing agent for the Company's international marketing activities. This firm will receive an overriding commission on all new business sold internationally in exchange for the absorption of all marketing management and promotion activities. By taking such actions, management believes a significant amount of fixed overhead can be converted to a variable expense in 1998 and thereafter. Management has utilized firms such as this in previous periods with great success at obtaining increases in sales and expense reductions. Additionally, management undertook the expense reductions associated with ALLIC's marketing operations discussed previously. These actions should result in additional annual overhead reduction in future periods based upon the 1996 level of expenditures.

                  Capitalized deferred policy acquisition costs were $9,804,022 in 1997, compared to $10,531,222 in 1996 and $10,579,704 in
                  1995. The decline in amounts in 1997 reflects the lower level of new sales experienced during the year, as well as the lower interest rate environment. There was an adjustment of capitalization for 1994 and after issued policies to reflect the lower interest rates available to be earned on the Company's investment portfolio compared to earlier years. Amortization of these costs was $9,630,705, $10,221,917 and $8,511,876 respectively in 1997, 1996, and 1995. The increased surrender activity discussed above contributed to the increased amortization in 1996.

                  Amortization of cost of insurance acquired and excess of cost over net assets acquired increased to $2,305,127 in 1997 from $1,398,859 in 1996 and $678,997 in 1995. The increase is attributable to the goodwill and cost of insurance recorded on the acquisitions of USLIC, NSLIC, ALLIC and IIH. Because of the slowdown in sales activity on the part of the agency operations previously associated with ALLIC, management is monitoring the goodwill associated with the acquisition of ALLIC in 1995. Should actual production levels be less than anticipated production, the potential exists that the Company would have to charge-off the goodwill associated with such decline. Management, in conjunction with its independent actuaries is monitoring this recoverability on a quarterly basis. At December 31, 1997, all goodwill on the Company's balance sheet was recoverable within the period of amortization. Because of the production by former ALLIC agents discussed above, management believes that there should not be future issues associated with such goodwill recovery; however, in the event any such amount proved unrecoverable, a charge in the appropriate period will be booked.

                  LIQUIDITY AND CAPITAL RESOURCES

                  Stockholders' equity increased to $79,581,698 at December 31, 1997 from $66,883,016 in 1996. The acquisition of USLIC and NSLIC and the income earned during the period were the primary reasons for the growth in equity during 1997. The increase in equity during the year was enhanced by the improvement in the market value (approximately $2.3 million, net of tax) on the Company's available-for-sale bond portfolio. This unrealized gain was attributable to increases in prices in the bond market in 1997.

                  The Company's second offering of Class A common stock pursuant to Regulation S was initiated in May 1995. The second offering, to the Company's international policyholders, originally was planned to expire on October 31, 1997. Shares were priced at $7.50 and purchasers were required to agree to a three-year holding period. The offering was terminated in June, 1997. Approximately $1 million of additional capital was raised through the offering.

                  Invested assets grew to $162,651,692 in 1997 from $138,311,136 at December 31, 1996, an increase of 17.6%. The acquisition of USLIC and NSLIC contributed to said increase. The balance of the growth is attributable to the internal growth achieved by the Company. At December 31, 1997, fixed maturities have been categorized into two classifications: Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available for sale which are valued at market. The Company does not have a plan to make material dispositions of fixed maturities during 1998; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out sales during 1998. Fixed maturities held to maturity, amounting to $5,617,131 consist of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

                  The Company's mortgage loan portfolio, which constitutes 0.8% of invested assets at December 31, 1997, (1.2% at December 31,
                  1996) has historically been composed of small residential loans in Texas. At December 31, 1997, one mortgage loan with a principal balance of approximately $38,400 was in default. At December 31, 1996, no loans were in default. Management has established a reserve of $50,000 at December 31, 1997 and 1996 (approximately 3% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio.

                  Policy loans comprise 12.6% of invested assets at December 31, 1997 compared to 14.3% at December 31, 1996. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

                  Cash balances of the Company in its primary depository, Chase Bank of Texas, Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at December 31, 1997 and 1996. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. Management does not believe the Company is at risk for such a loss. During 1998, the Company intends to utilize highly-rated commercial paper as a cash management tool to minimize excess cash balances and enhance return.

                  In February 1992, the Company paid cash for an 80,000 square foot office building in Austin, Texas to serve as its primary office. This building will, in the opinion of management, provide adequate space for the Company's operations for many years. Renovation and remodeling of the property began in the third quarter of 1992 and the Company relocated to the building in September 1993. The Company occupies approximately 33,000 square feet of space in the building. The Company's former office property, consisting of approximately 13,000 square feet in Austin, with a carrying value of $104,000 was leased to a third party on a triple-net basis for three years during 1995. The lease provided that the party could purchase the building during the first 18 months of the lease for $850,000 cash, with no lease payments applying to the purchase price. The option period expired in 1996. The property was placed under a contract of sale in March 1998 for $840,000.

                  CICA owned 1,821,332 and 1,955,457 shares of Citizens Class A common stock at December 31, 1997 and 1996, respectively. For statutory accounting purposes, CICA received written approval from the Colorado Insurance Department to carry its investment in Citizens in 1996 at 50% of the fair market value limited to 7% of admitted assets, which differs from prescribed statutory accounting practices. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of December 31, 1997, the Company valued the shares in accordance with prescribed statutory accounting practices. In the Citizens' consolidated financial statements, this stock is shown as treasury stock.

                  CICA had outstanding at December 31, 1997, a $400,000 surplus debenture payable to Citizens. For statutory accounting purposes, this debenture is a component of surplus, while for GAAP it is eliminated in consolidation. Citizens has recognized a liability for its related obligation to a bank in a like amount.

                  The NAIC has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 1997, CICA, NSLIC, USLIC and CILIC were well above required minimum levels.

                  INFORMATION SYSTEMS AND THE YEAR 2000

                  The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is generally referred to as the Year 2000 compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based or date-sensitive information.

                  The Company is in the process of identifying all significant applications that will require modification to ensure Year 2000 compliance. Internal resources will be used as necessary to make the required modifications and to test and verify Year 2000 compliance. Due to the nature of the programming of the Company's core processing systems, such date oriented issues are not a problem since the dates are stored as the number of days since the year 1900, rather than as a two-digit field. Accordingly a significant part of the Company's efforts to ensure Year 2000 compliance will be to obtain assurances from vendors that timely upgrades will be made available to make third party software Year 2000 compliant. Additionally, the Company will contact companies with whom it does business and upon whose systems the Company may indirectly rely, to obtain assurances that such systems will be timely modified. The Company anticipates that it will complete this process in early 1999, leaving adequate time to assess and resolve any significant remaining issues. The cost of Year 2000 compliance is not expected to be material to the Company's financial position or results of operations in any one year.

                  FINANCIAL ACCOUNTING STANDARDS

                  In February 1997, the FASB issued Statement 128 "Earnings per Share" ("Statement 128"). Statement 128 establishes the standards for computing and presenting earnings per share ("EPS"). This statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS. Statement 128 is effective for fiscal years ending after December 15, 1997. Implementation did not have a material impact on the Company's earnings per share.

                  In June 1997, the FASB issued Statement 130 "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes the standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 is effective for fiscal periods beginning after December 15, 1997. The Company does not believe that this statement will have an impact on future operations or liquidity.

ITEM 8.           FINANCIAL STATEMENTS

                                 CITIZENS, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                      PAGE
                                                                    REFERENCE
                                                                    ---------
Independent auditor's report                                           44
Consolidated balance sheets at
     December 31, 1997 and 1996                                       45-46
Consolidated statements of operations
     - years ended December 31, 1997, 1996 and 1995                   47-48
Consolidated statements of stockholders' equity
     - years ended December 31, 1997, 1996 and 1995                    49
Consolidated statements of cash flows
     - years ended December 31, 1997, 1996 and 1995                   50-52
Notes to consolidated financial statements                            53-71
Schedules at December 31, 1997 and 1996:

     Schedule II - Condensed Financial
     Information of Registrant                                        72-74
Schedules for each of the years in the three-year
     period ended December 31, 1997:

         Schedule IV - Reinsurance                                     75

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

                                    PART III

Items 10, 11, 12, and 13 of this Report incorporate by reference the information in the Company's definitive proxy material under the headings "Stock and Principal Stockholders," "Control of the Company," "Election of Directors," `Executive Officers," "Executive Officer and Director Compensation" and "Certain Reports" to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

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

                         10.7          Plan and Agreement of Merger dated
                                       November 22, 1996 between Citizens, Inc.
                                       and American Liberty Financial
                                       Corporation, as amended                                              (i)

                         10.8          Plan and Agreement of Merger dated
                                       November 22, 1996 between Citizens
                                       Insurance Company of America and American
                                       Liberty Life Insurance Company, as
                                       amended                                                              (i)

                         10.9          Bulk Accidental Death Benefit Reinsurance
                                       Agreement between Connecticut General
                                       Life Insurance Company and Citizens
                                       Insurance Company of America, as amended
                                       Plan and Agreement of Exchange dated
                                       October 28, 1996                                                     (i)

                         10.10         Plan and Agreement of Exchange between
                                       American Investment Network, Inc., and
                                       Citizens Insurance Company of America                               filed
                                       dated October 28, 1996                                             herewith

                         10.11         Stock Purchase Agreement dated August
                                       13, 1997 between Jansen Enterprises, Inc.,
                                       Joe T. Bailey D. Steven Hansen,                                     filed
                                       and Citizens Inc.                                                  herewith

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

      (19)             Report furnished to security holders                                                 N/A

      (20)             Other documents or statements to security holders                                    N/A

      (21)             Subsidiaries of the registrant                                                      Filed
                                                                                                         herewith

      (22)             Published report regarding matters submitted to a vote of security
                       holders                                                                              N/A

      (23)             Independent Auditor's consent                                                       Filed
                                                                                                         herewith

      (24)             Power of Attorney                                                                    See
                                                                                                         signature
                                                                                                           page

      (25)             Statement of eligibility of trustee                                                  N/A

      (26)             Invitations for competitive bids                                                     N/A

      (27)             Financial Data Schedule                                                             Filed
                                                                                                         herewith

      (28)             (Removed and Reserved)                                                               N/A

      (99)             Additional Exhibits                                                                  N/A

----------------

(a) Filed as a part of the Amendment No. 1 to Registration Statement on Form S-4, SEC File No. 33--4753, filed on or about June 19, 1992.

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

       (b)    REPORTS ON FORM 8-K

No Reports on Form 8-K were filed by Citizens during the fourth quarter of 1997.

                                 CITIZENS, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                                          PAGE
                                                                                        REFERENCE
                                                                                        ---------
Independent auditors' report                                                               44

Consolidated balance sheets at
     December 31, 1997 and 1996                                                           45-46

Consolidated statements of operations
     - years ended December 31, 1997, 1996 and 1995                                       47-48

Consolidated statements of stockholders' equity
     - years ended December 31, 1997, 1996 and 1995                                        49

Consolidated statements of cash flows
     - years ended December 31, 1997, 1996 and 1995                                       50-52

Notes to consolidated financial statements                                                53-71

Schedules at December 31, 1997 and 1996:

     Schedule II - Condensed Financial
     Information of Registrant                                                            72-74

Schedules for each of the years in the three-year period ended December 31, 1997:

         Schedule IV - Reinsurance                                                         75

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                             KPMG PEAT MARWICK LLP

Dallas, Texas
March 18, 1998

                         CITIZENS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                               ASSETS                                 1997             1996
                                                                      -----            ----
Investments (note 2):
     Fixed maturities held to maturity,
         at amortized cost (market $5,704,000
         in 1997 and $5,217,000 in 1996)                         $  5,617,131     $  5,627,256
     Fixed maturities available for sale at market
         (cost $130,621,420 in 1997 and
         $110,759,634 in 1996)                                    133,021,681      109,723,050
     Equity securities, at market (cost $983,513
         in 1997 and $89,580 in 1996)                                 978,391           50,155
     Mortgage loans on real estate (net of reserve
         of $50,000 in 1997 and 1996)                               1,287,295        1,672,522
     Policy loans                                                  20,466,184       19,819,125
     Guaranteed student loans (net of reserve of
         $10,000 in 1997 and 1996)                                     81,681          298,683
     Other long-term investments                                      899,329          920,345
     Short-term investments                                           300,000          200,000
                                                                 ------------     ------------
                          Total investments                       162,651,692      138,311,136

Cash                                                                6,454,956        6,085,383
Other receivables                                                   1,007,878          594,088
Accrued investment income                                           2,010,512        1,682,084
Reinsurance recoverable                                             2,069,423        1,773,541
Deferred policy acquisition costs                                  37,107,070       36,933,753
Other intangible assets                                             2,596,925        1,633,625
Federal income tax receivable                                              --          357,608
Deferred federal income tax (note 12)                                 572,430          743,712
Cost of insurance acquired (note 3)                                10,639,667        7,219,594
Excess of cost over net assets acquired (note 3)                   17,466,123       16,756,433
Property, plant and equipment                                       5,795,573        5,442,578
Other assets                                                        1,147,186          743,636
                                                                 ------------     ------------
                                                                 $249,519,435     $218,277,171
                                                                 ============     ============

                         CITIZENS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                 LIABILITIES AND STOCKHOLDERS' EQUITY                      1997               1996
                                                                           ----               ----
Liabilities:
     Future policy benefit reserves (notes 4 and 5):
         Life insurance                                               $ 140,003,642      $ 126,910,222
         Annuities                                                        3,819,861          3,936,178
         Accident and health                                              8,295,539          6,219,274
     Dividend accumulations                                               4,789,194          3,961,603
     Premium deposits                                                     2,010,102          1,803,358
     Policy claims payable (notes 4, 5 and 10)                            3,488,484          2,966,818
     Other policyholders' funds                                           1,873,588          1,958,992
                                                                      -------------      -------------
                       Total policy liabilities                         164,280,410        147,756,445

     Other liabilities                                                    2,703,346          2,052,001
     Commissions payable                                                    880,811            928,288
     Notes payable (note 6)                                                 937,430            489,166
     Federal income tax payable                                             762,992                 --
     Amounts held on deposit                                                372,748            168,255
                                                                      -------------      -------------
                           Total liabilities                            169,937,737        151,394,155
                                                                      -------------      -------------

Stockholders' equity (notes 7, 8, and 9): Common stock:
         ClassA, no par value, 50,000,000 shares
              authorized 22,708,910 shares issued
              in 1997 and 21,761,894 shares issued
              in 1996, including shares in treasury of
              1,943,822 in 1997 and 2,077,947 in 1996                    52,790,643         45,941,552

         Class B, no par value, 1,000,000 shares
              authorized, 621,049 shares issued and
              outstanding in 1997 and 1996                                  283,262            283,262
     Unrealized investment gain (loss) (note 2)                           1,580,790           (710,166)
     Retained earnings                                                   26,856,157         23,430,634
                                                                      -------------      -------------
                                                                         81,510,852         68,945,282
     Treasury stock, at cost                                             (1,929,154)        (2,062,266)
                                                                      -------------      -------------
                      Total stockholders' equity                         79,581,698         66,883,016
                                                                      -------------      -------------
     Commitments and contingencies (notes 5, 8, and 10)
                                                                      $ 249,519,435      $ 218,277,171
                                                                      =============      =============

See accompanying notes to consolidated financial statements.

                         CITIZENS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           DECEMBER 31, 1997 AND 1996

                                                         1997              1996              1995
                                                         ----              ----              ----
Revenues:
     Premiums (notes 5 and 11):
         Life insurance                              $ 49,696,698      $ 49,873,673      $ 45,426,887
         Accident and health                            5,299,783         4,040,688           698,206
         Annuity and universal life
         considerations                                   366,135           389,084           119,335
     Net investment income (note 2)                    10,038,736         9,185,506         7,026,909
     Realized gains (losses) on
         investments (note 2)                            (320,125)          226,212          (109,096)
     Other income                                          23,945           136,566            75,062
     Interest expense                                     (77,874)          (29,569)         (107,131)
                                                     ------------      ------------      ------------
                 Total revenues                        65,027,298        63,822,160        53,130,172
                                                     ------------      ------------      ------------

Benefits and expenses:
     Insurance benefits paid or provided:
         Increase in future
              policy benefit reserves                   8,958,166         8,198,243        11,033,763
         Policyholders' dividends                       2,782,215         2,363,201         2,422,168
         Claims and surrenders (note 5)                27,852,907        25,919,054        19,282,954
         Annuity expenses                                 361,862           684,440           652,976
                                                     ------------      ------------      ------------
                 Total insurance benefits
                 paid or provided                      39,955,150        37,164,938        33,391,861
     Commissions                                       11,918,192        12,447,664        10,273,173
     Other underwriting, acquisition
         and insurance expenses                         6,992,402         9,500,973         7,102,401
     Capitalization of deferred policy
         acquisition costs                             (9,804,022)      (10,531,222)      (10,579,704)
     Amortization of deferred policy
         acquisition costs                              9,630,705        10,221,917         8,511,876
     Amortization of cost of insurance
         acquired and excess of cost
         over net assets acquired (note 3)              2,305,127         1,398,859           678,997
                                                     ------------      ------------      ------------
                     Total benefits and expenses       60,997,554        60,203,129        49,378,604
                                                     ------------      ------------      ------------

                                                                     (Continued)

                         CITIZENS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                     1997           1996           1995
                                                     ----           ----           ----
Income before Federal income
     taxes                                        $4,029,744     $3,619,031     $3,751,568
Federal income tax expense                           604,221      1,405,305      1,001,356
                                                  ----------     ----------     ----------
     (note 12)

     Net income                                   $3,425,523     $2,213,726     $2,750,212
                                                  ==========     ==========     ==========

     Basic and diluted earnings per share
         of common stock (notes 1 and 8)          $      .16     $      .11     $      .16
                                                  ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                         CITIZENS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                              COMMON  STOCK           UNREALIZED                        TOTAL
                                        ---------------------------   INVESTMENT        RETAINED       TREASURY       STOCKHOLDERS'
                                          CLASS A        CLASS B     GAINS (LOSSES)     EARNINGS        STOCK            EQUITY
                                          -------        -------     --------------     --------        -----            ------
BALANCE AT DECEMBER 31, 1994           $ 21,457,303    $  283,262    $ (2,970,597)   $ 18,466,696    $(2,181,291)    $ 35,055,373
Net income                                       --            --              --       2,750,212             --        2,750,212
Unrealized investment gains, net                 --            --       4,238,344              --             --        4,238,344
Acquisition of ALFC (note 9)             22,246,163            --              --              --             --       22,246,163
Sale of stock                               638,980            --              --              --             --          638,980
Stock issuance costs                       (257,495)           --              --              --             --         (257,495)
Retire shares held in treasury stock       (114,782)           --              --              --        114,782               --
Sale of treasury stock                       37,170            --              --              --          4,243           41,413
                                       ------------    ----------    ------------    ------------    -----------     ------------
BALANCE AT DECEMBER 31, 1995           $ 44,007,339    $  283,262    $  1,267,747    $ 21,216,908    $(2,062,266)    $  64,712,990
                                       ============    ==========    ============    ============    ===========     ============

Net income                                       --            --              --       2,213,726             --        2,213,726
Unrealized investment gains, net                 --            --      (1,977,913)             --             --       (1,977,913)
Acquisition of IIH (note 9)               1,542,501            --              --              --             --        1,542,501
Sale of stock                               445,462            --              --              --             --          445,462
Stock issuance costs                       (157,500)           --              --              --             --         (157,500)
Exercise of options (note 8)                103,750            --              --              --             --          103,750
                                       ------------    ----------    ------------    ------------    -----------     ------------

BALANCE AT DECEMBER 31, 1996           $ 45,941,552    $  283,262    $   (710,166)   $ 23,430,634    $(2,062,266)    $ 66,883,016
                                       ============    ==========    ============    ============    ===========     ============

Net income                                                     --              --       3,425,523             --        3,425,523
Unrealized investment gains, net                               --       2,290,956              --             --        2,290,956
Acquisition  of  minority interest in                          --
FAIC (Note 9)                               932,584            --              --              --        133,112        1,065,696
Acquisition of AIN (Note 9)               5,320,895            --              --              --             --        5,320,895
Acquisition of NSLIC (Note 9)               700,000                            --              --             --          700,000
Stock options exercised (Note 8)            130,500            --              --              --             --          130,500
Stock issuance costs                       (234,888)           --              --              --             --         (234,888)
                                       ------------    ----------    ------------    ------------    -----------     ------------

BALANCE AT DECEMBER 31, 1997           $ 52,790,643    $  283,262    $  1,580,790    $ 26,856,157    $(1,929,154)    $ 79,581,698
                                       ============    ==========    ============    ============    ===========     ============


See accompanying notes to consolidated financial statements.

                         CITIZENS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                     1997              1996              1995
                                                                     ----              ----              ----
Cash flows from operating activities:
     Net income                                                  $  3,425,523      $  2,213,726      $  2,750,212
     Adjustments to reconcile net income to
         net cash provided by operating activities,
           net of assets acquired:
              Realized gains (losses) on sale of
                    investments and other assets                     (320,125)          226,212          (109,096)
              Accrued investment income                              (236,828)          372,781          (131,835)
              Net deferred policy acquisition costs                  (173,317)         (309,305)       (2,086,984)
              Amortization of cost of insurance
                  acquired and excess cost over
                  net assets acquired                               2,305,127         1,398,859           678,997
              Change in:
              Other receivables                                      (134,853)          626,300           602,662
              Future policy benefit reserves                        9,511,158         8,357,859         9,929,505
              Other policy liabilities                               (291,121)           34,343         1,527,695
              Deferred Federal income tax                          (1,008,907)         (407,226)         (981,068)
              Federal income tax                                    1,120,600        (1,368,629)         (104,424)
              Commissions payable and other liabilities              (569,763)          226,675          (224,308)
              Amounts held on deposit                                 204,491           (99,348)          (42,829)
              Other, net                                               95,349           672,085           613,198
                                                                 ------------      ------------      ------------
                  Net cash provided by
                      operating activities                         13,927,334        11,944,332        12,421,725
                                                                 ------------      ------------      ------------
Cash flows from investing activities:
     Maturity of fixed maturities held to maturity                         --                --         2,600,000
     Sale of fixed maturities available for sale                   19,967,749        16,403,929        28,419,387
     Maturity of fixed maturities available for sale                3,596,134         5,811,179                --
     Purchase of fixed maturities available for sale              (36,553,342)      (33,759,945)      (38,614,148)
     Sale of equity securities                                        619,277            66,251             1,892
     Purchase of equities securities                                 (511,231)               --                --
     Principal payments on mortgage loans                             510,561           391,804           652,819
     Mortgage loans funded                                           (125,334)         (203,718)          (54,875)
     Guaranteed student loans funded                                  (60,131)         (100,902)         (272,635)
     Guaranteed student loans sold                                    277,133           135,606           179,491
     Sale of other long-term investments
     and property, plant and equipment                                 21,291          (303,567)          474,257


                                                                     (Continued)

                        CITIZENS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                    1997              1996              1995
                                                                    ----              ----              ----
     Cash and short-term investments
         provided by mergers                                        834,290           355,654      $  1,178,600
     Acquisition of NSLIC                                        (1,000,000)               --                --
     Increase in policy loans (net)                                (638,141)         (801,105)       (3,491,760)
     Purchase of other long-term investments and property,
         plant and equipment                                       (197,286)         (691,632)         (947,733)
                                                               ------------      ------------      ------------
                  Net cash used by investing activities         (13,259,030)      (12,696,446)       (9,874,705)
                                                               ------------      ------------      ------------

Cash flows from financing activities:
     Additional borrowings on notes payable                              --                --            60,461
     Payments on notes payable                                      (94,343)         (603,068)               --
     Sale of stock, net                                            (104,388)          391,712           381,485
                                                               ------------      ------------      ------------
         Net cash provided (used) by
              financing activities                                 (198,731)         (211,356)          441,946
                                                               ------------      ------------      ------------
Net increase (decrease) in cash and
     cash equivalents                                               469,573          (963,470)        2,988,966
                                                               ------------      ------------      ------------
Cash and cash equivalents at
     beginning of year                                            6,285,383         7,248,853         4,259,887
                                                               ------------      ------------      ------------
Cash and cash equivalents
     at end of year                                               6,754,956         6,285,383         7,248,853
                                                               ============      ============      ============

     Supplemental disclosures of cash flow information:

                                                                   1997              1996              1995
                                                                   ----              ----              ----
         Cash paid during the year for:
              Interest                                         $     77,874      $     38,826      $     53,030
                                                               ============      ============      ============
              Income taxes                                     $    800,000      $  3,195,245      $  2,000,000
                                                               ============      ============      ============


                                                                     (Continued)

                        CITIZENS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


Supplemental disclosures of non-cash investing and financing activities (see also Note 9):

         The Company issued Class A stock and cash to purchase all of the capital stock of AIN, NSLIC, and the minority ownership in FAIC in 1997, IIH in 1996 and ALFC in 1995. In conjunction with the acquisitions, liabilities were assumed as follows:

                                                                   1997              1996               1995
                                                                   ----              ----               ----
             Fair value of tangible assets acquired            $  9,726,825      $  2,381,252      $ 20,330,059
             Fair value of intangible assets acquired,
             gross                                                6,795,488           614,665        21,653,585
                                                               ------------      ------------      ------------
             Net assets acquired                                 16,522,313         2,995,917        41,983,644
             Capital stock issued and cash paid                  (8,086,591)       (1,542,501)      (22,246,163)
                                                               ------------      ------------      ------------
             Liabilities assumed                               $  8,435,722      $  1,453,416      $  19,737481
                                                               ============      ============      ============
           Issuance of 134,125 treasury shares in 1997 and
           and 4,248 treasury shares in 1995                   $    133,112      $         --      $     41,413
                                                               ============      ============      ============

See accompanying notes to consolidated financial statements.

                         CITIZENS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    NATURE OF BUSINESS

              The consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977 and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), formerly Continental Leasing Company, Insurance Investors, Inc. (III), American Liberty Financial Corp.
              (ALFC), Insurance Investors and Holding Company (IIH), American Investment Network (AIN) and National Security Life and Accident Insurance Company (NSLIC). ALFC and its subsidiaries, American Liberty Life Insurance Company (ALLIC), First American Investment Corp. (FAIC), and American Liberty Exploration Company (ALEC) were acquired by Citizens in September 1995. IIH, which was acquired in March 1996, owns Central Investors Life Insurance Company of Illinois (CILIC). Effective January 1, 1997, ALFC was merged into Citizens and ALLIC and FAIC were merged into CICA. Citizens and its subsidiaries are collectively referred to as "the Company." All significant intercompany accounts and transactions have been eliminated.

              Citizens provides life and health insurance policies through four of its subsidiaries - CICA, United Security Life Insurance Company (USLIC), NSLIC and CILIC. CICA sells ordinary whole-life policies internationally, burial insurance, pre-need policies, accident and health specified disease, hospital indemnity, and accidental death policies, throughout the southern United States and USLIC and NSLIC sell participating whole life policies and specialty individual accident and health policies.

              CILIC does not actively market insurance policies, but does administer an in-force block of life insurance.

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

              4. Other long-term investments consist primarily of real estate which is recorded at the lower of fair value minus estimated costs to sell, or cost. If the fair value of the real estate minus estimated costs to sell is less than cost, a valuation allowance is provided for the deficiency. Increases in the valuation allowance are charged to income.

              5. Short-term investments consist of treasury bills and commercial paper with maturities of ninety days or less, or commercial paper, and are carried at cost, which approximates market.

              Unrealized appreciation (depreciation) of equity securities and fixed maturities held for sale is shown as a separate component of stockholders' equity, net of tax, and is not included in the determination of net income.

              Costs of investments sold are determined using the specific identification method. Net realized gains and losses are included in other income and expenses as incurred.

              The Company has assets with a fair value of $10,652,298 at December 31, 1997 and $8,382,149 at December 31, 1996 on deposit with various state regulatory authorities to fulfill statutory requirements.

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

       (d)    DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

              Acquisition costs, consisting of commissions and policy issuance and underwriting expenses which relate to and vary with the production of new business, are deferred. These deferred policy acquisition costs are amortized primarily over the estimated premium paying period of the related policies in proportion to the ratio of the annual premium recognized to the total premium revenue anticipated using the same assumptions as were used in computing liabilities for future policy benefits.

              The Company uses the factor method to determine the amount of costs to be capitalized and the ending asset balance. This method limits the amount of deferred cost to their estimated realizable value.

              The value of insurance acquired in the Company's various acquisitions, which is included in cost of insurance acquired in the accompanying consolidated financial statements, was determined based on the present value of future profits discounted at a risk rate of return. The cost of insurance acquired is being amortized over the anticipated premium paying period of the related policies.

       (e)    POLICY LIABILITIES AND ACCRUALS

              Future policy benefit reserves have been computed by the net level premium method with assumptions as to investment yields, dividends on participating business, mortality and withdrawals based upon the Company's and industry experience, which provide for possible unfavorable deviation (see note 4).

              Annuity benefits are carried at accumulated contract values based on premiums paid by participants, annuity rates of return ranging from 3.0% to 7.0% (primarily at 4.0% - 5.5%) and annuity withdrawals.

              Premium deposits accrue interest at rates ranging from 3.5% to 8.25% per annum. Cost of insurance is included in premium when collected and interest is credited annually to the deposit account.

              Policy and contract claims are based on case-basis estimates for reported claims, and on estimates, based on experience, for incurred but unreported claims and loss expenses.

       (f)    EXCESS OF COST OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLE
              ASSETS

              The excess of cost over the fair value of net assets acquired in mergers and acquisitions is amortized on a straight-line basis ranging from 5 to 20 years.

              Other intangible assets, primarily the value of state licenses, are amortized on a straight-line basis over 10 years.

              The Company continually monitors long-lived assets and certain intangible assets, such as excess of cost over net assets acquired and cost of insurance acquired, for impairment. An impairment loss is recorded in the period in which the carrying value of the assets exceeds the fair value or expected future cash flows. Any amounts deemed to be impaired are charged, in the period in which such impairment was determined, as an expense against earnings.

       (g)    PARTICIPATING POLICIES

              At December 31, 1997 and 1996, participating business approximated 82% and 86%, respectively, of life insurance in-force and premium income. The amount of dividends to be paid is determined annually by the Board of Directors.

       (h)    EARNINGS PER SHARE

              Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the years ended December 31, 1997, 1996 and 1995 were 20,868,921, 20,236,469, and 17,668,047, respectively.

       (i)    INCOME TAXES

              For the year ended December 31, 1997 the Company will file six separate tax returns as follows: 1) Citizens, Inc., CICA and all direct non-life subsidiaries, excluding FAIC and AIN 2) FAIC and its subsidiaries 3) AIN 4) USLIC 5) NSLIC and 6) CILIC.

              For the year ended December 31, 1996 the Company filed three separate tax returns as follows: 1) Citizens, Inc., CICA, and all direct non-life subsidiaries, excluding FAIC 2) CILIC 3) FAIC and its subsidiaries.

              For the year ended December 31, 1995 the Company filed one consolidated return which included Citizens, Inc., CICA, and all direct non-life subsidiaries, excluding FAIC. Two additional returns were filed at December 31, 1995 which included FAIC and its subsidiaries and ALLIC.

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

       (j)    ACCOUNTING PRONOUNCEMENTS

              In February 1997, the FASB issued Statement 128 "Earnings per Share" ("Statement 128"). Statement 128 establishes the standards for computing and presenting earnings per share ("EPS"). This statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS. Statement 128 is effective for fiscal years ending after December 15, 1997. Implementation did not have a material impact on the Company's earnings per share.

              In June 1997, the FASB issued Statement 130 "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes the standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 is effective for fiscal periods beginning after December 15, 1997. The Company does not believe that this statement will have an impact on future operations or liquidity.

       (k)    CASH EQUIVALENTS

              The Company considers as cash equivalents all securities whose duration does not exceed ninety days at the date of acquisition. These securities are reflected as short-term investments in the accompanying consolidated financial statements.

       (l)    DEPRECIATION

              Depreciation is calculated on a straight line basis using estimated useful lives ranging from 3 to 10 years. Leasehold improvements are depreciated over the estimated life of 30 years.

       (m)    USE OF ESTIMATES

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

       (n)    RECLASSIFICATIONS

              Certain reclassifications have been made to the 1996 and 1995 amounts to conform with the 1997 presentation.

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

              The amortized cost and estimated fair values of investments in debt securities as of December 31, 1997 and 1996 respectively, are as follows:

                                                                              1997
                                                ---------------------------------------------------------------
                                                                      GROSS          GROSS
                                                 AMORTIZED          UNREALIZED    UNREALIZED           FAIR
                                                    COST              GAINS          LOSSES            VALUE
                                                    ----              -----          ------            -----
Fixed maturities held-to-maturity:
     US Treasury securities                     $  5,617,131     $     86,869     $         --     $  5,704,000
                                                ============     ============     ============     ============
              Total

Fixed maturities available for sale:
     US Treasury securities and
        obligations of US government
         corporations and agencies                65,413,351          961,435          398,435       65,976,351
     Public Utilities                              5,227,886           42,574           67,761        5,202,699
     Debt securities issued by States
         of the United States and political
         subdivisions of the States                1,192,979           75,127               --        1,268,106
     Debt securities issued by
         foreign governments                         207,807            7,373               --          215,180
     Corporate securities                         12,140,899          463,698           19,474       12,585,123
     Mortgage-backed securities                   46,438,498        1,477,627          141,903       47,774,222
                                                ------------     ------------     ------------     ------------
              Total                             $130,621,420     $  3,027,834     $    627,573     $133,021,681
                                                ============     ============     ============     ============

                                                                               1996
                                                  ----------------------------------------------------------------
                                                                       GROSS            GROSS
                                                    AMORTIZED       UNREALIZED        UNREALIZED           FAIR
                                                      COST             GAINS            LOSSES             VALUE
                                                      ----             -----            ------             -----
Fixed maturities held-to-maturity:
     US Treasury securities                       $  5,627,256     $         --     $    410,256      $  5,217,000
                                                  ------------     ------------     ------------      ------------
              Total                                  5,627,256               --     $    410,256         5,217,000
                                                  ============     ============     ============      ============

Fixed maturities available-for-sale:
US Treasury securities and
     obligations of US government
     corporations and agencies                      67,828,066          639,107        1,148,240        67,318,933
Public Utilities                                     4,691,540           19,497          237,212         4,473,825
Debt securities issued by States
         of the United States and
         political subdivisions of the
         States                                        207,968            4,894            8,252           204,610
Debt securities issued by
         foreign governments                           291,219           11,807              466           302,560
Corporate securities                                 9,061,298          176,078          352,721         8,884,655
Mortgage-backed securities                          28,679,543          233,705          374,781        28,538,467
                                                  ------------     ------------     ------------      ------------
              Total                               $110,759,634     $  1,085,088     $  2,121,672      $109,723,050
                                                  ============     ============     ============      ============

       The amortized cost and fair value of fixed maturities at December 31, 1997, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                        FIXED MATURITIES HELD TO MATURITY

                                                                              AMORTIZED          ESTIMATED
                                                                                 COST          MARKET VALUE
                                                                                 ----          ------------
Due after ten years                                                           $  5,617,131     $  5,704,000
                                                                              ============     ============

                       FIXED MATURITIES AVAILABLE FOR SALE

                                                                              AMORTIZED          ESTIMATED
                                                                                 COST           MARKET VALUE
                                                                                 ----           ------------
Due in one year or less                                                       $  3,311,677     $  3,312,678
Due after one year through five years                                           21,183,723       21,222,067
Due after five years through ten years                                          42,752,450       43,206,991
Due after ten years                                                             16,935,074       17,505,408
                                                                              ------------     ------------

Mortgage-backed securities                                                      46,438,496       47,774,537
                                                                              ------------     ------------
         Totals                                                               $130,621,420     $133,021,681
                                                                              ============     ============

       The Company had no investments in any one entity which exceeded 10% of stockholders' equity at December 31, 1997 other than investments guaranteed by the U.S. Government.

       The Company's investment in mortgage loans is concentrated 24% in Colorado, 63% in Texas and 13% in other states as of December 31, 1997.

       At December 31, 1997 and 1996, unrealized depreciation of equity securities of $5,122 and $39,425, respectively, consisting of gross unrealized gains of $49,226 and $0, respectively and gross unrealized losses of $54,348 and $39,425, respectively.

       Major categories of investment income are summarized as follows:

                                                       YEAR ENDED DECEMBER 31
                                       ------------------------------------------------
                                            1997              1996             1995
                                            ----              ----             ----
Investment income on:
     Fixed maturities                  $  8,086,920      $  6,999,425     $  5,208,785
     Equity securities                       37,042                --           15,823
     Mortgage loans on real estate          140,629           178,330          195,321
     Policy loans                         1,425,301         1,442,423        1,478,333
     Short-term investments                 197,912           526,910          106,872
     Other                                1,156,090           910,223          900,341
                                       ------------      ------------     ------------
                                         11,043,894        10,057,311        7,905,475
Investment expenses                      (1,005,158)         (871,805)        (878,566)
                                       ------------      ------------     ------------
Net investment income                  $ 10,038,736      $  9,185,506     $  7,026,909
                                       ============      ============     ============

Equity securities of $23,328 and other long-term assets of $257,492 held by the Company as of December 31, 1997, did not produce income during the preceding 12 months.

Proceeds from available-for-sale securities in 1997, 1996 and 1995 were $23,563,883, $22,215,108 and $29,132,810, respectively. Gross realized gains and losses on such sales were $375,530 and $661,088, respectively, for the year ended December 31, 1997, and $175,125 and $199,890 respectively, for the year ended December 31, 1996, and $346,370 and $426,841, respectively, for the year ended December 31, 1995. Realized gains (losses) on investments are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                            ----------------------------------------
                                               1997           1996           1995
                                               ----           ----           -----
Realized gains (losses):
     Fixed maturities                       $ 195,261      $ (24,765)     $ (80,471)
     Equity securities                       (480,819)            --             --
     Other                                    (34,567)       250,977        (28,625)
                                            ---------      ---------      ---------
         Net realized gains (losses) on
           investments                       (320,125)       226,212       (109,096)
                                            =========      =========      =========

(3)    COST OF INSURANCE ACQUIRED AND EXCESS OF COST OVER NET ASSETS ACQUIRED

       Cost of insurance acquired is summarized as follows:

                                                   YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------
                                          1997              1996              1995
                                          ----              ----              ----
 Balance at beginning of period       $  7,219,594      $  7,522,827      $  2,271,866
 Increase related to acquisitions        4,253,354           121,000         5,562,574
 Interest                                  541,470           564,212           171,541
 Amortization                           (1,374,751)         (988,445)         (483,154)
                                      ------------      ------------      ------------
 Balance at end of period             $ 10,639,667      $  7,219,594      $  7,522,827
                                      ============      ============      ============

       Accretion of interest on cost of insurance acquired is calculated based on the rates of interest used in setting the related policy reserves. These rates range from 6.5% to 8.5%.

       Estimated amortization in each of the next five years is as follows. These amounts are greater than the carrying value due to interest accretion. Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

          1998                                            $ 1,047,421
          1999                                                881,991
          2000                                                839,514
          2001                                                791,557
          2002                                                753,392
          Thereafter                                        8,015,718

       Excess of cost over net assets acquired is summarized as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------
                                                                 1997              1996              1995
                                                                 ----              ----              ----
 Balance at beginning of period, net of
 accumulated amortization of $1,483,072,
 $695,145 and $374,436 in 1997, 1996 and 1995,
 respectively                                               $ 16,756,433      $ 17,124,481      $  3,344,844

 Increase related to acquisitions                              1,939,837           419,879        14,100,346

 Amortization                                                 (1,230,147)         (787,927)         (320,709)
                                                            ------------      ------------      ------------

 Balance at end of period                                   $ 17,466,123      $ 16,756,433      $ 17,124,481
                                                            ============      ============      ============

(4)    POLICY LIABILITIES

       In applying purchase accounting to the future policy benefit reserves acquired through mergers, the Company revalued policy benefit reserves to reflect the Company's reserve assumptions with regard to interest rates, lapse rates and surrenders. The percentage of the Company's future policy benefits as of December 31, 1997 and 1996 under these assumptions are as follows:

                                                                      1997            1996
                                                                      ----            ----
       Pre-American Liberty
       Life Insurance Company acquisitions                          14.80%          16.50%
       American Liberty Life Insurance Company                       8.80%           9.00%
       United Security Life Insurance Company                        1.70%             --
       National Security Life Insurance Company                      2.50%             --
       Central Investors Life Insurance Company of Illinois          1.00%           1.00%

       Various assumptions used to determine the future policy benefit reserves include the following: a) valuation interest rates from 4 - 9%, b) mortality assumptions are from the 1955-60, 1965-70, and 1975-80 Select and Ultimate mortality tables, and c) withdrawals are based primarily on actual historical termination rates.

       The following table presents information on changes in the liability for accident and health policy and contract claims for the years ended December 31,1997 and 1996.

                                                                   1997            1996
                                                                   ----            ----
       Policy and contract claims payable at January 1           1,238,729         917,714
       Policy and contract claims payable, acquired through
       acquisition                                                 686,903              --

       Add claims incurred, related to:
         Current year                                            3,388,328       1,658,966
         Prior years                                              (424,692)         60,279
                                                                ----------      ----------
                                                                 2,963,636       1,719,245
       Deduct claims paid, related to:
         Current year                                            2,190,820         614,115
         Prior years                                               614,857         784,125
                                                                ----------      ----------
                                                                 2,805,677       1,398,240

       Policy and contract claims payable, December 31           2,083,591       1,238,729
                                                                ==========      ==========

       In 1997, as a result of changes in estimates of insured events in prior years, the liability for policy and contract claims decreased.

(5)    REINSURANCE

       In the normal course of business, the Company reinsures portions of certain policies that it underwrites to limit disproportionate risks. The Company retains varying amounts of individual insurance up to a maximum retention of $75,000 on any life and $35,000 on health policies. Amounts not retained are ceded to other insurance enterprises or reinsurers, through yearly renewable term insurance or coinsurance contracts. Risks are reinsured with other companies to permit the recovery of a portion of any direct losses. The Company remains contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

       At December 31, 1997 and 1996, life insurance in-force aggregating approximately $224,953,000 and $304,380,000, respectively, was assumed and $318,630,000 and $296,378,000, respectively, was ceded to other insurance companies out of a total in-force of approximately $2,250,197,000 and $2,231,017,000, respectively. Premiums assumed were approximately $284,632, $310,000, and $306,000 in the years ended December 31, 1997, 1996 and 1995, respectively. Premiums ceded were approximately $3,115,000, $2,583,000, and $2,214,000 in the years ended
       December 31, 1997, 1996 and 1995, respectively. Claims and surrenders assumed were approximately $269,000, $314,000 and

       $286,000 and claims and surrenders ceded were approximately $976,000, $264,000 and $377,000 in the years ended December 31, 1997, 1996 and 1995, respectively. Amounts paid or deemed to have been paid for reinsurance contracts are recorded as reinsurance receivables. The cost of reinsurance related to long duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

 (6)   NOTES PAYABLE

       Notes payable as of December 31, 1997 and 1996 consist of:

                                                                                       1997         1996
                                                                                       ----         ----
       Note A; payable to bank, 7%, dated June 20, 1988, payable in nine annual installments of $66,667 beginning June 30, 1989, with remainder
       due June 30, 1998                                                             $400,000     $466,666

       Note B; payable to bank, prime (8.25% at December 31, 1996) dated May 24,
       1995, payable in monthly installments of $3,000 plus interest
       beginning June 30, 1995                                                             --       22,500

       Note C; payable to bank, prime plus 1.5%, payable in monthly installments of $5,751 including interest, with a balloon payment due
       on December 19, 1999                                                           537,430           --
                                                                                     --------     --------

                                                                                     $937,430     $489,166
                                                                                     ========     ========

       Note A is secured by two life insurance policies and proceeds from the surplus debenture between CICA and the Company.

       Note B was secured by computer equipment.

       Note C is collateralized by property.

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

       Generally, the net assets of the insurance subsidiaries available for transfer to the Company are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Payments of dividends in excess of such amounts would generally require approval by the regulatory authorities. Based upon statutory net gain from operation and surplus of the individual insurance companies as of and for the year ended December 31, 1997, approximately $4,635,000 of dividends could be paid to the Company without prior regulatory approval.

       CICA, USLIC, NSLIC, and CILIC have calculated their risk based capital
       (RBC) in accordance with the National Association of Insurance Commissioners' Model Rule and the RBC rules as adopted by their respective state of domicile. The RBC as calculated exceeded levels requiring company or regulatory action.

(8)    STOCK OPTIONS

       During 1989, the Company entered into an agreement granting Stephen B. Booke, a financial public relations consultant providing services to the Company, the right and option to purchase 100,000 shares of Class A no par common stock of the Company at $2.50 per share, the fair market value of the common stock at the date of the agreement. Such option is for authorized but unissued shares at the date of the agreement. The option which would have expired on February 8, 1994 was extended for an additional 36 months during 1993. Transfer of this option is limited by the agreement. During 1997, 52,200 shares were issued in conjunction with the exercise of this option. The remaining options expired in 1997. The outstanding options had no impact on diluted earnings per share for the years ended December 31, 1996 and 1995.

(9)    MERGER AND ACQUISITIONS

       During March 1997, the Company acquired the 5.52% minority interest in First American Investment Corporation, a 94.8% subsidiary of ALFC. The Company issued 134,125 shares of the Company's Class A stock to consummate this transaction.

       The excess of cost over net assets acquired amounted to $1,065,696 of which $399,353 was written off concurrent with the acquisition.

       On October 28, 1996, CICA announced that it had signed definitive written agreements for the acquisition of American Investment Network, Inc.
       (AIN), a Jackson, Mississippi, based life insurance holding company and its wholly-owned subsidiary United Security Life Insurance Company (USLIC) with $7.5 million in assets, $3.4 million of stockholders' equity, revenues of $3.2 million and $67 million of life insurance in-force.

       The AIN agreement provided that following the acquisition by CICA, American Investment shareholders will receive 1 share of Citizens, Inc. Class A Common Stock for each 7.2 shares of AIN Common Stock owned. The Company issued approximately 700,000 Class A shares in connection with the transaction, which was accounted for as a purchase. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on the Company's system. The transaction was consummated on June 19, 1997.

       On August 13, 1997, Citizens signed a definitive agreement to acquire 100% of the outstanding shares of National Security Life and Accident Insurance Company (NSLIC) of Arlington, Texas for $1.7 million in cash and restricted stock. The transaction, which was accounted for as a purchase, was consummated on November 20, 1997.

       In conjunction with the acquisition the Company and two executives of NSLIC executed employment agreements which require the executives to provide services to the Company for 42 months. The employees will be compensated $8,333 a month for the first twelve months escalating to $12,500 a month for the remaining thirty months.

       The pro-forma unaudited results of operations for the years ended December 31, 1997 and 1996, assuming the purchase of AIN, NSLIC and the minority ownership in FAIC, had been consummated at the beginning of fiscal 1996, are presented below. Adjustments have been made for amortization of amounts assigned to the fair value of historical assets. It is assumed in the pro-forma basic earnings per share calculations that the shares issued in connection with the acquisitions were outstanding from the beginning of the period presented (stated in thousands other than per share amounts).

                                                           1997            1996
                                                           ----            ----
       Revenue                                         $    70,931     $    72,903
       Net income                                            3,037           2,872
       Basic earnings per share                        $       .14     $       .13

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

       The ALFC agreement provided that following the acquisition by Citizens, ALFC shareholders would receive 1.10 shares of Citizens' Class A for each share of ALFC Common Stock owned and 2.926 shares of Citizens' Class A Common Stock for each one share of ALFC Preferred Stock owned. Citizens issued approximately 2.3 million Class A shares in connection with the transaction, which was accounted for as a purchase. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on the Citizens' system. The transaction was consummated on September 14, 1995.

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

(11)   INTERNATIONAL SALES

       A significant portion of the Company's business is derived through sales in Latin America. Approximately 69%, 74% and 64% of premiums recorded in the 1997, 1996, and 1995 consolidated statements of operations, respectively, represent policies sold to residents of Central and South America. Sales in Argentina and Columbia represented approximately 31% and 15% of reported premiums in 1997, 38% and 18% in 1996, and 40% and 19% in 1995, respectively. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars paid in the U.S.

(12)   INCOME TAXES

       A reconciliation of Federal income tax expense computed by applying the Federal income tax rate of 34% to income before Federal income tax expense for the years ended December 31, 1997, 1996 and 1995 follows:

                                                       1997             1996             1995
                                                       ----             ----             ----
        Computed normal tax expense                $ 1,370,113      $ 1,230,470      $ 1,275,533
        Small life insurance company deduction        (762,889)        (472,541)        (423,084)
        Change in valuation allowance                 (575,147)         (10,097)         (62,355)
        Small life deduction rate change                    --          218,438               --
        Amortization of excess of costs over
            net assets acquired                        481,728          331,373
                                                                                         109,041
        Other                                           90,416          107,662          102,221
                                                   -----------      -----------      -----------
        Federal income tax expense                 $   604,221      $ 1,405,305      $ 1,001,356
                                                   ===========      ===========      ===========

       Income tax expense for the years ended December 31, 1997, 1996 and 1995 consists of:

                             1997             1996             1995
                             ----             ----             ----
Current                  $ 1,613,128      $ 1,812,531      $ 1,982,424
Deferred                  (1,008,907)        (407,226)        (981,068)
                         -----------      -----------      -----------
                         $   604,221      $ 1,405,305      $ 1,001,356
                         ===========      ===========      ===========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below.

                                                            1997            1996
                                                            ----            ----
     Deferred tax assets:
          Future policy benefit reserves               $13,431,989     $12,613,081
          Net operating loss carryforwards
             and alternative minimum tax credits           614,598         989,925
          Investments, available for sale                       --         365,843
          Other                                          1,078,423         836,098
                                                       -----------     -----------
              Total gross deferred tax assets           15,125,010      14,804,947
              Less valuation allowance                     197,829         772,976
                                                       -----------     -----------
              Net deferred tax assets                  $14,927,181     $14,031,971
                                                       -----------     -----------
     Deferred tax liabilities:
          Deferred policy acquisition costs              9,181,507       9,257,148
          Cost of insurance acquired                     2,132,016       2,454,662
          Investments available for sale                   814,347              --
          Other                                          2,226,881       1,576,449
                                                       -----------     -----------
              Total gross deferred tax liabilities      14,354,751      13,288,259
                                                       -----------     -----------
              Net deferred tax asset                   $   572,430     $   743,712
                                                       ===========     ===========

       During 1997 the Company released the valuation allowance associated with ALFC net operating losses as these losses can be utilized by Citizens, Inc. as a result of the merger of these two entities.

       The Company has established a valuation allowance for net operating losses of IIH and other entities which may not be used prior to their expiration. The Company and its subsidiaries have net operating losses at December 31, 1997 available to offset future taxable income of approximately $1,139,600 for Federal income tax and $227,000 for Federal alternative minimum tax purposes which expire through 2008. The net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code.

       At December 31, 1997, the Company had accumulated approximately $3,291,143 in its "policyholders' surplus account." This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated. No new additions will be made to this account. Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to the shareholder, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction. The Company does not anticipate any transactions that would cause any part of this amount to become taxable. However, should the balance at December 31, 1997 become taxable, the tax computed at present rates would be approximately $1,119,000.

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

                                                     1997                             1996
                                        -----------------------------    ------------------------------
                                          CARRYING          FAIR           CARRYING             FAIR
                                           AMOUNT           VALUE           AMOUNT             VALUE
                                           ------           -----           ------             -----
       Financial assets:
          Fixed maturities              $138,638,812     $138,725,681     $115,350,306      114,940,050
          Equity securities                  978,391          978,391           50,155           50,155
          Cash and
            short-term                     6,754,956        6,754,956        6,285,383        6,285,383
            investments

         Mortgage Loans                    1,287,295        1,287,295        1,672,522        1,672,522
          Student Loans                       81,681           81,681          298,683          298,683

       Financial Liabilities:
           Note Payable                      937,430          937,430          489,166          489,166

       Fair values for fixed income securities and equity securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

       Mortgage loans are secured principally by residential properties. Weighted average interest rate for these loans as of December 31, 1997, was approximately 9.4% with maturities ranging from one to fifteen years. Management believes that reported amounts approximate fair value.

       Student loans are guaranteed by the government. Weighted average interest rate for these loans as of December 31, 1997, was approximately 7.7%. Management believes that the reported amounts approximate fair value as these loans are sold as soon as possible.

       The carrying value of the note payable approximates fair value as the interest rate charged on the note payable is indexed with the prime rate.

       Policy loans have a weighted average interest rate of 7.1% as of December 31, 1997 and 1996 and have no specified maturity dates. The aggregate market value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies which the Company has in force and cannot be valued separately.

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

                                                                               1997
                                               ------------------------------------------------------------------
                                                  FOURTH             THIRD            SECOND             FIRST
                                                  QUARTER           QUARTER          QUARTER            QUARTER
                                                  -------           -------          -------            -------
Revenues                                       $ 16,795,936      $ 18,172,671      $ 15,918,698      $ 14,139,993
Expenses                                         15,309,437        16,267,692        15,089,776        14,330,649
Other                                               178,033          (543,363)         (307,863)           68,972
Net income                                        1,664,532         1,361,616           521,059          (121,684)
Basic and diluted earnings                              .08               .06               .03              (.01)
  per share

                                                                               1996
                                               ------------------------------------------------------------------
                                                  FOURTH             THIRD            SECOND             FIRST
                                                  QUARTER           QUARTER          QUARTER            QUARTER
                                                  -------           -------          -------            -------
Revenues                                       $ 17,666,077      $ 16,976,294      $ 15,484,789      $ 13,695,000
Expenses                                         16,221,781        16,093,457        14,936,524        12,951,367
Other                                              (542,568)         (237,302)         (366,799)         (258,636)
Net income                                          901,728           645,535           181,466           484,997
Basic and diluted earnings                              .04               .03               .01               .03
  per share

                                                                               1995
                                               ------------------------------------------------------------------
                                                  FOURTH             THIRD            SECOND             FIRST
                                                  QUARTER           QUARTER          QUARTER            QUARTER
                                                  -------           -------          -------            -------
Revenues                                       $ 16,115,722      $ 13,420,798      $ 12,872,679      $ 10,862,138
Expenses                                         15,659,326        11,727,114        11,488,128        10,497,876
Other                                               (61,739)          (31,757)          (19,262)          (28,407)
Net income                                          558,290           901,266         1,017,773           272,883
Basic and diluted earnings                              .03               .05               .06               .02
  per share

                                                                     SCHEDULE II

                         CITIZENS, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                                          1997              1996
                                                                          ----              ----
Assets

Investment in subsidiaries                                              76,379,058        64,241,647
Accrued investment income                                                   17,254            20,089
Real estate                                                                436,287           356,339
Cash                                                                       752,907         1,318,221
Notes receivable (1)                                                       452,488           521,686
Other assets                                                             2,020,263         1,073,825
                                                                      ------------      ------------
                                                                      $ 80,058,257      $ 67,531,807
                                                                      ============      ============
Liabilities and Stockholders' Equity

Liabilities:
    Notes payable                                                     $    400,000      $    466,667
    Accrued expense and other                                               76,559           182,124
                                                                      ------------      ------------
                                                                      $    476,559      $    648,791
Stockholders' equity:
    Common stock:
       Class A                                                        $ 52,790,643      $ 45,941,552
       Class B                                                             283,262           283,262
    Retained earnings                                                   26,856,157        23,430,634
    Unrealized investment gain (loss) of securities  held by
    subsidiaries, net                                                    1,580,790          (710,166)
    Treasury stock                                                      (1,929,154)       (2,062,266)
                                                                      ------------      ------------
                                                                        79,581,698        66,883,016
                                                                      ------------      ------------
                                                                      $ 80,058,257      $ 67,531,807
                                                                      ============      ============

(1) Eliminated in consolidation.


                 See accompanying independent auditor's report.

                         CITIZENS, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 1997 AND 1996 AND 1995

                                                        1997            1996            1995
                                                        ----            ----            ----
Revenues:
    Management service fees (1)                     $10,462,052     $10,428,468     $ 8,068,030
    Investment income (1)                               125,746          83,957         118,103
    Other                                                82,668           2,357          11,551
    Realized (gain) loss                                     --         151,334          (1,573)
                                                    -----------     -----------     -----------
                                                     10,670,466      10,666,116       8,196,111
                                                    -----------     -----------     -----------

Expenses:
    General                                           9,516,881       9,374,706       7,710,834
    Interest                                             30,186          34,853          42,113
    Taxes                                               323,635         447,450         327,815
                                                    -----------     -----------     -----------
                                                    $ 9,870,702     $ 9,857,009     $ 8,080,762
                                                    -----------     -----------     -----------

Income (loss) before equity in income of
    unconsolidated subsidiaries                         799,764         809,107         115,349
Equity in income of unconsolidated subsidiaries
                                                      2,625,759       1,404,619       2,634,863
                                                    -----------     -----------     -----------
                   Net income                       $ 3,425,523     $ 2,213,726     $ 2,750,212
                                                    ===========     ===========     ===========

(1) Eliminated in consolidation.

                 See accompanying independent auditor's report.

                         CITIZENS, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                          1997             1996             1995
                                                          ----             ----             ----
Cash flows from operating activities:
    Net income                                        $ 3,425,523      $ 2,213,726      $ 2,750,212
    Adjustments  to  reconcile  net  loss  to net
       cash used by operating activities:
          Realized (gains) loss on sales of
              investments                                      --         (151,334)              --
          Equity in net income of  unconsolidated
              subsidiaries                             (2,625,759)        (795,318)      (3,871,812)
          Accrued expenses and other liabilities         (105,565)        (604,315)         514,447
          Accrued investment income                         2,835            4,257            2,243
          Other assets                                   (246,993)        (393,323)           2,951
                                                      -----------      -----------      -----------

              Net cash provided (used) by
                 operating activities                     450,041          273,693         (601,959)
                                                      -----------      -----------      -----------
Cash flows from investing activities:
    Acquisition of NSLIC                               (1,000,000)              --               --
    Capital contribution to subsidiary                   (374,000)        (400,000)              --
    Cash provided by merger                               540,450               --               --
    Payments on notes receivable                           69,198          152,267           52,075
    Investment in real estate                             (79,948)              --               --
    Sale of real estate                                        --           82,974          154,169
                                                      -----------      -----------      -----------
              Net cash provided (used) by
                 investing activities                    (844,300)        (164,759)         206,244
                                                                       -----------      -----------
Cash flows from financing activities:
    Sale of common stock, net                            (104,388)         391,712          381,485
    Payment on notes payable                              (66,667)         (66,666)         (73,849)
                                                      -----------      -----------      -----------
              Net cash provided by financing
                 activities                              (171,055)         325,046          307,636
                                                      -----------      -----------      -----------
Net increase (decrease) in cash                          (565,314)         433,980          (88,079)
Cash at beginning of year                               1,318,221          884,241          972,320
                                                      -----------      -----------      -----------
Cash at end of year                                   $   752,907      $ 1,318,221      $   884,241
                                                      ===========      ===========      ===========

See accompanying independent auditor's report.

                                                                     SCHEDULE IV

                         CITIZENS, INC. AND SUBSIDIARIES

                                   REINSURANCE

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                      CEDED            ASSUMED                         PERCENTAGE
                                                  GROSS              TO OTHER         FROM OTHER           NET         OF AMOUNT
                                                  AMOUNT            COMPANIES          COMPANIES          AMOUNT    ASSUMED TO NET
                                                  ------            ---------          ---------          ------    --------------
Year ended December 31, 1997:
    Life insurance in-force                   $2,250,197,000     $  318,630,000     $  224,953,000     $2,156,520,000    10.4%
                                              ==============     ==============     ==============     ==============
    Premiums:
       Life insurance                             51,364,382          1,952,316            284,632         49,696,698      .6%
       Accident and health insurance               5,605,023            305,240                  0          5,299,783      --
                                              --------------     --------------     --------------      -------------
       Total premiums                         $   56,969,405          2,257,556            284,632         54,996,481      .5%
                                              ==============     ==============     ==============      =============

Year ended December 31, 1996:
    Life insurance in-force                   $2,231,017,000     $  296,378,000     $  304,380,000     $2,239,019,000    13.7%
                                              ==============     ==============     ==============      =============
    Premiums:
       Life insurance                             52,075,038          2,511,318            309,953         49,873,673     0.6%
       Accident and health insurance               4,111,969             71,281                  0          4,040,688      --%
                                              --------------     --------------     --------------      -------------
    Total premiums                            $   56,187,007          2,582,599            309,953         53,914,361     0.6%
                                              ==============     ==============     ==============      =============

Year ended December 31, 1995:
    Life insurance in-force                   $1,866,954,000     $  290,677,000     $  285,001,000     $1,861,278,000    15.3%
                                              ==============     ==============     ==============      =============
    Premiums:
       Life insurance                             47,361,742          2,241,111            306,256         45,426,887     0.7%
       Accident and health insurance                 698,206                  0                  0            698,206      --
                                              --------------     --------------     --------------      -------------
    Total premiums                            $   48,059,948          2,241,111            306,256         46,125,093     0.7%
                                              ==============     ==============     ==============      =============

                 See accompanying independent auditor's report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   CITIZENS, INC.

Date:  March 26, 1998              By: /s/ MARK A. OLIVER
                                      -------------------------------------
                                      Mark A. Oliver, President

                                   By: /s/ WILLIAM P. BARNHILL
                                      -------------------------------------
                                      William P. Barnhill, Treasurer and
                                      Principal Accounting Officer

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

/s/ MARK A. OLIVER                       /s/ HAROLD E. RILEY
----------------------------             -----------------------------------
Mark A. Oliver, Director                 Harold E. Riley, Chairman of the
                                         Board and Director

/s/ RALPH M. SMITH                       /s/ JOE R. RENEAU
----------------------------             -----------------------------------
Ralph M. Smith, Director                 Joe R. Reneau, Director

                                         /s/ TIMOTHY T. TIMMERMAN
----------------------------             -----------------------------------
Flay F. Baugh, Director                  Timothy T. Timmerman, Director

                                         /s/ STEVE SHELTON
----------------------------             -----------------------------------
Rick D. Riley, Director                  Steve Shelton, Director

/s/ T. ROBY DOLLAR
----------------------------
T. Roby Dollar, Director

                                 EXHIBIT INDEX

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

                         10.7          Plan and Agreement of Merger dated
                                       November 22, 1996 between Citizens, Inc.
                                       and American Liberty Financial
                                       Corporation, as amended                                              (i)

                         10.8          Plan and Agreement of Merger dated
                                       November 22, 1996 between Citizens
                                       Insurance Company of America and American
                                       Liberty Life Insurance Company, as
                                       amended                                                              (i)

                         10.9          Bulk Accidental Death Benefit Reinsurance
                                       Agreement between Connecticut General
                                       Life Insurance Company and Citizens
                                       Insurance Company of America, as amended
                                       Plan and Agreement of Exchange dated
                                       October 28, 1996                                                     (i)

                         10.10         Plan and Agreement of Exchange between
                                       American Investment Network, Inc., and
                                       Citizens Insurance Company of America                               filed
                                       dated October 28, 1996                                             herewith

                         10.11         Stock Purchase Agreement dated August
                                       13, 1997 between Jansen Enterprises, Inc.,
                                       Joe T. Bailey D. Steven Hansen,                                     filed
                                       and Citizens Inc.                                                 herewith

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

      (19)             Report furnished to security holders                                                 N/A

      (20)             Other documents or statements to security holders                                    N/A

      (21)             Subsidiaries of the registrant                                                      Filed
                                                                                                         herewith

      (22)             Published report regarding matters submitted to a vote of security
                       holders                                                                              N/A

      (23)             Independent Auditor's consent                                                       Filed
                                                                                                         herewith

      (24)             Power of Attorney                                                                    See
                                                                                                         signature
                                                                                                           page

      (25)             Statement of eligibility of trustee                                                  N/A

      (26)             Invitations for competitive bids                                                     N/A

      (27)             Financial Data Schedule                                                             Filed
                                                                                                         herewith

      (28)             (Removed and Reserved)                                                               N/A

      (99)             Additional Exhibits                                                                  N/A

----------------

(a) Filed as a part of the Amendment No. 1 to Registration Statement on Form S-4, SEC File No. 33--4753, filed on or about June 19, 1992.

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