Form 10-Q
period 1998-03-31
CITIZENS INC
filed 1998-05-15
CIK 24090

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

[X]Quarterly  Report  Pursuant to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934

For the period ended     March 31, 1998

                               or

[  ]Transition  Report Pursuant to Section 13  or  15(d)  of  the
   Securities Exchange Act of 1934

For the transition period from           to

Commission File Number:   1-13004


                         CITIZENS, INC.
     (Exact name of registrant as specified in its charter)

            Colorado                           84-0755371
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)           Identification No.)

400 East Anderson Lane, Austin, Texas            78752
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

      As  of March 31, 1998, Registrant had 20,765,088 shares  of
Class  A  common  stock,  No Par Value, outstanding  and  621,049 shares of Class B common stock, No Par Value, outstanding.
                 CITIZENS, INC. AND SUBSIDIARIES

                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1. Financial Statements

                Balance   sheets,   March   31,   1998
                 (Unaudited) and December 31, 1997    3

                Statements of Operations, Three-Months
                 Ended   March  31,  1998  and   1997
                 (Unaudited)                          5

                Statements of Cash Flows, Three-Months
                 Ended   March  31,  1998  and   1997
                 (Unaudited)                          6

                Notes to Financial Statements          8

        Item 2. Management's  Discussion and  Analysis
                 of  Financial Conditions and Results
                 of Operations                        9

Part    Other Information                             15
II.

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              March 31, 1998 and December 31, 1997


                                       (Unaudited)
                                        March 31,      December
                                          1998            31,
                                                         1997
Assets

Investments:

Fixed maturities held for investment,
at amortized cost (market $5,722,000
in 1998 and $5,704,000 in 1997)
                                        $5,614,442     $ 5,617,131
Fixed maturities available for sale,
at lower of cost or market (cost
$133,339,097 in 1998 and
$130,621,420 in 1997                   135,739,097     133,021,681
Equity securities, at market (cost
in $815,270 in 1998  and $983,513 in
1997)                                      800,378         978,391
Mortgage loans on real estate (net of
reserve of $50,000 in 1998 and 1997)
                                         1,258,149       1,287,295
Policy loans                            20,554,697      20,466,184
Guaranteed student loans (net of
reserve of $10,000 in 1998 and 1997)
                                            32,596          81,681
Other long-term investments                896,016         899,329
Short-term investments                     700,000         300,000
Total investments                      165,595,375     162,651,692

Cash                                     4,314,450       6,454,956
Prepaid reinsurance                      1,424,865       -
Reinsurance recoverable                  1,719,205       2,069,423
Other receivables                          956,223       1,007,878
Accrued investment income                1,458,586       2,010,512
Deferred policy acquisition costs       36,507,763      37,107,070
Cost of insurance acquired              10,255,627      10,639,667
Excess of cost over net assets          17,002,957      17,466,123
acquired
Other intangible assets                  2,520,125       2,596,925
Property, plant and equipment            5,700,190       5,795,573
Deferred Federal income tax              1,243,209         572,430
Other assets                               979,040       1,147,186
Total assets                           249,677,615     249,519,435
                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              March 31, 1998 and December 31, 1997


                                       (Unaudited)
                                        March 31,      December
                                          1998            31,
                                                         1997
Liabilities and Stockholders' Equity

Liabilities:
Future policy benefit reserves          153,759,218     152,119,042
Dividend accumulations                    4,772,091       4,789,194
Premium deposits                          2,059,248       2,010,102
Policy claims payable                     2,762,466       3,488,484
Other policyholders' funds                1,906,586       1,873,588

Total policy liabilities                165,259,609     164,280,410

Other liabilities                         1,950,973       2,703,346
Commissions payable                         774,929         880,811
Notes payable                               933,208         937,430
Federal income tax payable                  768,745         762,992
Amounts held on deposit                     217,143         372,748
Total liabilities                       169,904,607     169,937,737

Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 21,838,494 shares
issued in 1998 and 1997, including
shares in treasury of 1,944,735 in
1998 and 1997

                                        52,790,642      52,790,643
Class B, no par value, 1,000,000
shares authorized, 621,049 shares
issued and outstanding in 1998 and
1997                                       283,262         283,262
Unrealized gain on investments           1,659,517       1,580,790
Retained earnings                       26,968,741      26,856,157
                                        81,702,162      81,510,852
Treasury stock, at cost                 (1,929,154)     (1,929,154)
Total stockholders' equity              79,773,008      79,581,698
Commitments and contingencies
Total liabilities and stockholders'    249,677,615     249,519,435
equity
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
           Three-Months Ended March 31, 1998 and 1997

                           (Unaudited)

                                         Three-months ended March
                                                  31,

                                          1998           1997
Revenues:
Premiums                                $13,420,674     $11,510,447
Annuity    and    Universal     life         66,498         104,268
considerations
Net investment income                     2,842,631       2,353,826
Other income                                118,419          63,977
Realized gains on investments                30,651         117,840
Interest expense                            (18,592)        (10,365)
                                         16,460,281      14,139,993
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit         1,511,674       1,427,297
reserves
Policyholders' dividends                    690,280         479,687
Claims and surrenders                     6,771,493       7,019,684
Annuity expenses                             98,572         185,932
                                          9,072,019       9,112,600

Commissions                               2,886,216       2,288,367
Underwriting, acquisition and             2,859,351       2,226,492
insurance expenses
Capitalization of deferred policy        (1,514,707)     (2,062,089)
acquisition costs
Amortization of deferred policy           2,114,014       2,345,108
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net        893,882         420,171
assets acquired
                                         16,310,775      14,330,649

Income  (loss) before federal income       $149,506       $(190,656)
tax

Federal income tax:
Federal income tax expense (benefit)         36,922         (68,972)
Net Income (Loss)                          $112,584       $(121,684)

Per Share Amounts:
Basic and diluted earnings  per  share       $0.01         $(0.01)
of common stock
Weighted average shares outstanding    21,386,137     20,470,711


                 CITIZENS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three-Months Ended March 31, 1998 and 1997

                           (Unaudited)

                                         Three-months ended March
                                                  31,

                                          1998           1997
Cash flows from operating
activities:
Net gain (loss)                          112,584        (121,684)
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                551,926         314,914
Deferred policy acquisition costs        599,307         283,019
Amortization of cost of insurance
acquired and excess cost over net
assets acquired
                                         847,206         420,171
Prepaid reinsurance                   (1,424,865)     (1,717,236)
Reinsurance recoverable                  350,218        (907,404)
Other receivables                         51,655         (67,048)
Deferred Federal income tax             (670,779)           0
Property, plant and equipment             95,383         102,278
Future policy benefit reserves         1,640,176       2,215,825
Other policy liabilities                (660,977)        (46,684)
Commissions payable and other            858,256      (1,302,182)
liabilities
Amounts received (paid out) as trustee  (155,605)          7,848
Federal income tax payable                 5,753         103,351
Other, net                            (1,624,935)        981,785
Net cash provided (used) by operating
activities                               575,303        (266,953)

Cash flows from investing
activities:
Maturity of fixed maturities            1,126,716        966,518
Sale of fixed maturities available for  5,184,949      7,841,188
sale
Purchase of fixed maturities available (8,764,433)    (9,724,071)
for sale
Sale of equity securities                 151,463         0
Principal payments on mortgage loans       29,146        106,127
Net change in guaranteed student loans     49,085         (6,162)
Purchase of other long-term                   0          (19,174)
investments
Increase in policy loans (net)            (88,513)        (9,593)


          Net cash provided (used)
            by investing activities    (2,311,587)      (845,167)



                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three-Months Ended March 31, 1998 and 1997

                           (Unaudited)

                                         Three-months ended March
                                                  31,

                                          1998           1997
Cash     flows    from     financing
activities:
Exercise of stock options                       0         140,500
Sale of stock                                   0         192,426
Repayment of note payable                  (4,222)        (10,498)
Net cash provided (used) by financing
activities                                 (4,222)        322,428

Net decrease in cash and short-term
investments                            (1,740,506)       (255,786)
Cash and short term investments at
beginning of period                     6,754,956       6,285,383
Cash and short term investments at end $5,014,450      $6,029,597
of period

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1998

                           (Unaudited)

(1)  Financial Statements

       The balance sheet for March 31, 1998, the statements of operations for the three-month periods ended March 31, 1998 and 1997, and the statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1998 and for comparative periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

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

Three-months ended March 31, 1998 and 1997

Net income for the three-months ended March 31, 1998 was $112,584 compared to a loss of $121,684 for the same period in 1997. Revenues increased to $16,460,2819,763,884, an increase of 16.4% over the first three months of 1997 when revenues were $14,139,993. The increase in revenues was driven by a 16.6% increase in premium income and a 20.8% increase in investment income. Increased revenues from 1997 acquisitions coupled with increased international sales offset higher expenses associated with the conversion of these two companies and fueled the improved earnings.

Premium income for the first three months of 1998 was $13,420,674 compared to $11,510,447 for the same period in 1997. Production of new premiums by the agents of Citizens Insurance Company of America ("CICA") was higher during the first quarter of 1998 than in the previous year. Management introduced a new line of ordinary whole life products during January 1998 which will, in the opinion of management, have considerable impact on new production once they are assimilated by the marketing force. Additionally, the premiums of United Security Life Insurance Company (USLIC) and National Security Life and Accident Insurance Co. (NSLIC), both acquired in 1997, are included in the 1998 results.

Net investment income increased 20.8% in the first three months of 1998 compared to the same period in 1997. Net investment income for the three months ended March 31, 1998 was $2,842,631 compared to $2,353,826 in 1997. This increase reflects the earnings on the growth in the Company's asset base that is occurring, as well as the earnings on assets of USLIC and NSLIC. A shift in investment strategy implemented in 1996 to shift away from U.S. Treasury instruments to government guaranteed mortgage backed securities and agency issues will, in the opinion of management, continue to offer greater return with a minimum amount of additional risk.

Claims and surrenders expense decreased from $7,019,684 at March 31, 1997 to $6,771,493 for the same period in 1998. Death claims decreased to $914,381 in 1998 from $1,375,403 in 1997. While management is pleased with the decrease, it believes the decline to be a temporary benefit of timing. Surrender expense decreased to $3,343,683 from $3,845,231. Management constantly monitors this activity to insure that the Company's persistency is holding at levels equal to or above assumptions. The decrease in the first quarter is, in management's opinion, a result of the settling of the American Liberty block of business following the acquisition and subsequent merger of said Company, as well as a re-emphasis on conservation on the part of CICA's sales force. Coupons and endowments increased to $1,133,891 in 1998 from $1,092,958 in 1997. The endowment benefits are factored into the premium much like dividends and therefor, the increase does not pose a threat to future profitability. Management expects to see further increases in this category in the future. Accident and Health benefits were $1,142,036 in 1998, compared to $490,599 in 1997. This increase is directly related to the USLIC and NSLIC blocks of business which consist of large amounts of scheduled benefit daily indemnity policies and were not included in the first quarter of 1997 due to the date of their respective acquisition. The remaining components of claims and expenses, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $237,502 in 1998, compared to $215,493 in 1997.

Commission expense increased to $2,886,216 from $2,288,367. The increase reflects the execution of an agreement with Worldwide
Professional Associates, Inc. to manage the Company's international marketing operations in exchange for an overriding commission. This agreement, as discussed below, is expected to generate significant expense savings in future years. Deferred policy acquisition costs capitalized in 1998 were $1,514,707 compared to $2,062,089 in the prior year. Amortization of these costs was $2,114,014 for the first quarter of 1998 compared to $2,345,108 for 1997.

Underwriting, acquisition and insurance expenses increased from $2,226,492 in the first quarter of 1997 to $2,859,351. The increase is primarily attributable to the absorption of the operating expenses of USLIC and NSLIC. Management believes that through economies of scale which can be achieved in the future after conversion of systems of these companies that additional expense reductions can be made. The first quarter of 1997 includes a one-time charge of approximately $400,000 as the result of the acquisition of a 5.52% interest in First American Investment Corporation, a 94.48% subsidiary of American Liberty. Management expects to achieve significant reductions in expenses due to the execution of an agreement with Worldwide Professional Associates, Inc., an international marketing company, in April, 1997, to manage the Company's international sales activities in exchange for an overriding commission on new sales. By taking such actions, management believes a significant amount fixed overhead can be converted to a variable expense in 1998 and thereafter. Management has utilized firms such as this in previous periods with great success at obtaining increases in sales and expense reductions.

Amortization of cost of insurance acquired and excess of cost over net assets acquired increased to $893,882 in 1998 from $420,171 in 1997. The increase is attributable to the goodwill and cost of insurance recorded on the acquisitions of USLIC, NSLIC, American Liberty and Insurance Investors & Holding. Because of the slowdown in sales activity on the part of the agency operations previously associated with American Liberty, management is monitoring the goodwill associated with the acquisition of this company in 1995. Should actual production levels be less than anticipated production, the potential exists that the Company would have to charge-off the goodwill associated with such decline. Management, in conjunction with its independent actuaries is monitoring this recoverability on a quarterly basis. At December 31, 1997, all goodwill on the
Company's balance sheet was recoverable within the period of amortization. Production from these agents began to recover in late 1997; however, due to the nature of their market, management believes it will be the third quarter of 1998 before significant levels of production are obtained from these agents. As such, a $250,000 write-down of the American Liberty goodwill was recorded during the first quarter of 1998. Management believes that there should not be future issues associated with such goodwill recovery; however, in the event any such amount proved unrecoverable, a charge in the appropriate period will be booked.

Liquidity and Capital Resources

Stockholders' equity increased to $79,773,008 at March 31, 1998 from $79,581,698 at December 31, 1997. The income from operations, as well as an increase in the market value of the Company's bond portfolio, were the reasons for the increase.

Invested assets grew to $165,595,375 in 1998 from $162,651,692 at December 31, 1997. At December 31, 1997, fixed maturities have been categorized into two classifications: Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available for sale which are valued at market. The Company does not have a plan to make material dispositions of fixed maturities during 1998; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out sales during 1998. Fixed maturities held to maturity, amounting to $5,614,442, consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

The Company's mortgage loan portfolio, which constitutes 0.8% of invested assets at December 31, 1997 and March 31, 1998, has historically been composed of small residential loans in Texas. At December 31, 1997 and March 31, 1998, one mortgage loan was in default with an outstanding principal balance of $31,000. Management has established a reserve of $50,000 at March 31, 1998 and December 31, 1997 (approximately 3% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio.

Policy loans comprise 12.4% of invested assets at March 31, 1998 and December 31, 1997. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, Texas Commerce Bank Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at March 31, 1998 and December 31, 1997. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. At March 31, 1998, management does not believe the Company is at risk for such a loss. During 1998, the Company intends to utilize short-term Treasury Bills and highly-rated commercial paper as cash management tools to minimize excess cash balances and enhance return.

In February 1992, the Company paid cash for an 80,000 square foot office building in Austin, Texas to serve as its primary office. This building will, in the opinion of management, provide adequate space for the Company's operations for many years. The Company relocated to the building in September 1993. The Company occupies approximately 35,000 square feet of space in the building, which is 100% leased.

The Company's former office property, consisting of approximately 13,000 square feet in Austin, with a carrying value of $104,000 was leased to a third party on a triple-net basis for three years during 1995. At March 31, 1998, this property was under a sales contract for $850,000 with closing expected on or before July 7, 1998. The Company will record a gain of approximately $700,000 on the transaction..

CICA owned 1,821,332 shares of Citizens Class A common stock at March 31, 1998 and December 31, 1997. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of March 31, 1998 and December 31, 1997, the Company valued the shares in accordance with prescribed statutory accounting practices. In the Citizens' consolidated financial statements, this stock is shown as treasury stock.

CICA had outstanding at March 31, 1998 and December 31, 1997, a $400,000 surplus debenture payable to Citizens. For statutory accounting purposes, this debenture is a component of surplus, while for GAAP it is eliminated in consolidation. Citizens has recognized a liability for its related obligation to a bank in a like amount.

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

Item 3.   Defaults upon Senior Securities

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

       None.

Item 5.   Other Information

       The Annual meeting of stockholders will be held on Tuesday, June 2, 1998, at 10:00 a.m. at the Company's executive offices. The record date for the meeting was April 15, 1998.



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

Date:    May 15, 1995May 14, 1998