Form 10-Q
period 1998-06-30
CITIZENS INC
filed 1998-08-14
CIK 24090

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

[X]Quarterly  Report  Pursuant to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934

For the period ended     June 30, 1998

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

      As  of  June 30, 1998, Registrant had 20,765,088 shares  of
Class  A  common  stock,  No Par Value, outstanding  and  621,049 shares of Class B common stock, No Par Value, outstanding.
                 CITIZENS, INC. AND SUBSIDIARIES

                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1. Financial Statements

                Balance   sheets,   June   30,    1998
                 (unaudited)and December 31, 1997     3 - 4

                Statements of Operations, Three-Months
                 Ended   June  30,  1998   and   1997
                 (Unaudited)                          5

                Statements  of Operations,  Six-Months
                 Ended   June  30,  1998   and   1997 6
                 (Unaudited)
                Statements  of Cash Flows,  Six-Months
                 Ended   June  30,  1998   and   1997
                 (Unaudited)                           7 - 8

                Notes to Financial Statements               9

        Item 2. Management's Discussion and Analysis of Financial Conditions and Results 10-160 of Operations

Part    Other Information                              17- 18
II.
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               June 30, 1998 and December 31, 1997


                                       (Unaudited)     December
                                        June 30,          31,
                                          1998           1997
Assets

Investments:

Fixed maturities held for investment,
at amortized cost (fair value
$5,914,000 in 1998 and $5,704,000 in   $5,611,753      $
1997)                                                   5,617,131
Fixed maturities available for sale,
at fair value (cost $129,722,445 in
1998 and $130,621,420 in 1997)
                                      131,190,392     133,021,681
Equity securities, at fair value
(cost in $799,176 in 1998 and
$983,513 in 1997)                         827,255         978,391

Mortgage loans on real estate (net of
reserve of $50,000 in 1998 and 1997)    1,844,342       1,287,295
Policy loans                           20,717,775      20,466,184
Guaranteed student loans (net of
reserve of $10,000 in 1998 and 1997)       30,561          81,681
Other long-term investments               668,903         899,329
Short-term investments                  3,150,000         300,000
Total investments                     164,040,981     162,651,692

Cash                                    8,229,317       6,454,956
Prepaid reinsurance                       949,910         -
Reinsurance recoverable                 2,092,077       2,069,423
Other receivables                         560,277       1,007,878
Accrued investment income               1,893,227       2,010,512
Deferred policy acquisition costs      36,569,751      37,107,070
Cost of insurance acquired              8,916,603      10,639,667
Other intangible assets                 2,443,325       2,596,925
Excess of cost over net assets         17,634,079      17,466,123
acquired
Federal income tax receivable             512,256         -
Deferred Federal income tax               999,172         572,430
Property, plant and equipment           5,298,087       5,795,573
Other assets                              839,479       1,147,186
Total assets                          250,978,541     249,519,435

                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               June 30, 1998 and December 31, 1997


                                       (Unaudited)     December
                                        June 30,          31,
                                          1998           1997
Liabilities and Stockholders' Equity

Liabilities:
Future policy benefit reserves          155,518,625     152,119,042
Dividend accumulations                    4,740,651       4,789,194
Premium deposits                          2,023,190       2,010,102
Policy claims payable                     4,074,249       3,488,484
Other policyholders' funds                1,999,628       1,873,588
Total policy liabilities                168,356,343     164,280,410

Other liabilities                         1,980,674       2,703,346
Commissions payable                         774,868         880,811
Notes payable                               333,333         937,430
Federal income tax payable                  -               762,992
Amounts held on deposit                     237,057         372,748
Total liabilities                       171,682,275     169,937,737

Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 22,708,910 shares
issued in 1998 and 1997, including
shares in treasury of 1,943,822 in
1998
       and 1997                          52,790,643      52,790,643
Class B, no par value, 1,000,000
shares authorized, 621,049 shares
issued and outstanding in 1998 and
1997                                        283,262         283,262
Unrealized investment gain                  982,918       1,580,790
Retained earnings                        27,168,597      26,856,157
                                         81,225,420      81,510,852
Treasury stock, at cost                  (1,929,154)     (1,929,154)
Total stockholders' equity               79,296,266      79,581,698

Total liabilities and stockholders'     250,978,541     249,519,435
equity
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
            Three-Months Ended June 30, 1998 and 1997

                           (Unaudited)

                                         Three-months ended June
                                                  30,

                                          1998           1997
Revenues:
Premiums                                $               $
                                         14,549,512     13,079,433
Annuity    and    Universal     life         64,204         94,494
considerations
Net investment income                     2,860,802      2,540,886
Other income                                 72,209        129,835
Realized gains on investments               624,085         77,965
Interest expense                             (8,431)        (3,915)

                                         18,162,381     15,918,698
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit         2,323,379      2,238,688
reserves
Policyholders' dividends                    751,255        578,440
Claims and surrenders                     8,190,825      6,774,584
Annuity expenses                             91,715         32,907
                                         11,357,174      9,624,619

Commissions                               3,071,337      3,160,795
Underwriting, acquisition and             3,021,246      1,791,488
insurance expenses
Capitalization of deferred policy        (1,899,615)    (2,695,843)
acquisition costs
Amortization of deferred policy           1,837,627      2,746,983
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net        502,240        461,734
assets acquired
                                         17,890,009     15,089,776

Income before federal income tax           $272,372       $828,922

Federal income tax:
Federal income tax expense                   72,516        307,863
Net Income                                 $199,856       $521,059

Per Share Amounts:
Basic and diluted earnings per share
of common stock                              $0.01          $0.03
Weighted average shares outstanding       21,386,137     20,591,574


        CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
             Six-Months Ended June 30, 1998 and 1997

                           (Unaudited)

                                        Six-months ended June 30,

                                          1998           1997
Revenues:
Premiums                             27,970,186      24,589,880
Annuity    and    Universal     Life    130,702         198,762
considerations
Net investment income                 5,703,433       4,894,712
Other income                            190,628         193,812
Realized gains on investments           654,736         195,805
Interest expense                        (27,023)        (14,280)
                                     34,622,662      30,058,691
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit     3,835,053       3,665,985
reserves
Policyholders' dividends              1,441,535       1,058,127
Claims and surrenders                14,962,318      13,794,268
Annuity expenses                        190,287         218,839
                                     20,429,193      18,737,219

Commissions                           5,957,553       5,449,162
Underwriting, acquisition a           5,880,597       4,017,980
insurance expenses
Capitalization of deferred policy    (3,414,322)     (4,757,932)
acquisition costs
Amortization of deferred policy       3,951,641       5,092,091
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net  1,396,122         881,905
assets acquired
                                     34,200,784      29,420,425

Income before federal income tax       $421,878        $638,266

Federal income tax:
Federal income tax expense              109,438         238,891
Net Income                             $312,440        $399,375

Per Share Amounts:
Basic and diluted earnings per share
of common stock                           $0.01          $0.02
Weighted average shares outstanding    21,386,137     20,245,799

                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six-Months Ended June 30, 1998 and 1997

                           (Unaudited)

                                         Six-months ended June 30,


                                           1998           1997
Cash flows from operating
activities:
Net gain                                  $312,440       $399,375
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                  117,285       (178,566)
Deferred policy acquisition costs          537,319        334,159
Amortization of cost of insurance
acquired, excess cost over net
assets acquired and other
intangibles                              1,708,708        881,905
Prepaid reinsurance                       (949,910)    (1,144,824)
Reinsurance recoverable                    (22,654)      (347,510)
Other receivables                          447,601       (519,424)
Property, plant and equipment              497,486       (609,862)
Future policy benefit reserves           3,399,583      7,794,743
Other policy liabilities                   676,350        444,599
Commissions payable and other             (828,615)      (542,500)
liabilities
Amounts received (expended) as trustee    (135,691)        56,172
Federal income tax                      (1,275,248)     -
Deferred Federal income tax               (118,748)       (62,411)
Other, net                                 227,541     (4,265,930)
Net cash provided by operating
activities                               4,593,447      2,239,926

Cash flows from investing
activities:
Maturity of fixed maturities available   5,054,551      6,349,893
for sale
Sale of fixed maturities available for   9,275,952     10,727,026
sale
Purchase of fixed maturities available (13,319,865)   (14,965,675)
for sale
Mortgage loans funded                     (665,000)        -
Repayment of mortgage loa ns               107,953        172,815
Sale of equity securities                  151,464          -
Net change in guaranteed student loans      51,120        180,339
Cash from merger                          -               138,138
Change in other long-term investments      230,427         22,099
Increase in policy loans (net)            (251,591)       (70,930)

          Net cash provided by
            investing activities
                                           635,011      2,553,705

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six-Months Ended June 30, 1998 and 1997

                           (Unaudited)

                                        Six-months ended June 30,

                                           1998           1997
Cash     flows    from     financing
activities:
Exercise of stock options                 -               140,500
Repayment of note payable                 (604,097)       (79,044)
Sale of stock                                             192,426
                                      -
Net cash provided (used) by financing
activities                                (604,097)       253,882

Net increase in cash and short-
    term investments                     4,624,361      5,047,513
Cash and short term investments at
beginning of period                      6,754,956      6,285,383
Cash and short term investments at end  11,379,317    $11,332,896
of period


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1998

                           (Unaudited)

(1)  Financial Statements

       The balance sheet for June 30, 1998, the statements of operations for the three and six-month periods ended June 30, 1998 and 1997, and the statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1998 and for comparative periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

(2)  Comprehensive Income

      In  June  1997,  the Financial Accounting  Standards  Board
      issued Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income." FAS 130 requires that an entity include in total comprehensive income certain amounts which were previously recorded directly to stockholders' equity. For the three and six-months ended June 30, 1998 the other comprehensive income amounts included in total comprehensive income consisted of unrealized gains (losses) on investments in debt and equity securities of $(676,599) and $(597,872), and for the same periods in 1997, $1,266,647 and $(122,499), respectively. Total comprehensive income (loss) for the three and six-months ended June 30, 1998 was $(476,743) and $(285,432) and for 1997, $1,787,706 and $276,876,
      respectively.

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

Six-months ended June 30, 1998 and 1997

Net income for the six-months ended June 30, 1998 was $312,440 compared to $399,375 for the same period in 1997. Revenues increased to $34,622,6629,763,884, an increase of 15.2% over the first six months of 1997 when revenues were $30,058,691. The increase in revenues was driven by a 13.7% increase in premium income and an 16.5% increase in investment income. Higher expenses associated with the conversion of the two companies acquired in 1997, coupled with increased claim activity, fueled the decrease in earnings.

Premium income for the first six months of 1998 was $27,970,186 compared to $24,589,880 for the same period in 1997. Production of new premiums by the agents of Citizens Insurance Company of America (CICA) was higher during the first quarter of 1998 than in the previous year, but slowed somewhat in the second quarter. Management introduced a new line of ordinary whole life products during January 1998 which will, in the opinion of management, have considerable impact on new production once the marketing force has been trained in the sale of the new products. Additionally, the premiums of United Security Life Insurance Company (USLIC) and National Security Life and Accident Insurance Co. (NSLIC), both acquired in 1997, are included in the 1998 results, contributing $2,059,000 and $1,842,000, respectively.

Net investment income increased 16.5% in the first half of 1998 compared to the same period in 1997. Net investment income for the six months ended June 30, 1998 was $5,703,433 compared to $4,894,712 in 1997. This increase reflects the earnings on the growth in the Company's asset base that is occurring, as well as the earnings on assets of USLIC and NSLIC. A shift in investment strategy implemented in 1996 to shift away from U.S. Treasury instruments to government guaranteed mortgage backed securities and agency issues will, in the opinion of management, continue to offer greater return with a minimum amount of additional risk.

Claims and surrenders expense increased to $14,962,318 at June 30, 1998 from $13,794,268 for the same period in 1997. Death claims decreased slightly to $2,287,873 in 1998 from $2,392,182 in 1997. Surrender expense decreased to $6,662,466 from $7,453,385. Management constantly monitors this activity to insure that the Company's persistency is holding at levels equal to or above assumptions. The decrease in the first half of 1998 is, in management's opinion, a result of a slowdown of lapsation of the American Liberty block of business following the acquisition and subsequent merger of said Company, as well as a re-emphasis on conservation on the part of CICA's sales force. Coupons and endowments decreased to $2,358,256 in 1998 from $2,453,164 in 1997. The endowment benefits, a significant component of the Company's Ultra Expansion and Millennia 2000 international life insurance products, are factored into the premium much like dividends and therefore, the amount does not pose a threat to future profitability. Management expects to see further increases in this category in the future. Accident and Health benefits were $3,143,944 in 1998, compared to $984,886 in 1997. This increase is directly related to the USLIC and NSLIC blocks of business which consist of large amounts of scheduled benefit daily indemnity policies and were not included in the first half of 1997 due to the date of their respective acquisitions. The remaining components of claims and expenses, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $509,779 in 1998, compared to $510,651 in 1997.
Commission expense increased to $5,957,553 from $5,449,162. The increase reflects the execution of an agreement with Worldwide
Professional Associates, Inc. to manage the Company's international marketing operations in exchange for an overriding commission, as well as commissions relating to USLIC and NSLIC that were not included in the prior year. This agreement is expected to generate expense savings in future years by converting fixed home office marketing expenses to variable commission expenses. Deferred policy acquisition costs capitalized in 1998 were $3,414,322 compared to $4,757,932 in the prior year. Amortization of these costs was $3,951,641 for the first half of 1998 compared to $5,092,091 for 1997.

Underwriting, acquisition and insurance expenses increased from $4,017,980 in the first half of 1997 to $5,880,597. The increase is primarily attributable to the absorption of the operating expenses of USLIC and NSLIC. Management believes that through economies of scale which can be achieved in the future after conversion of systems of these companies that additional expense reductions can be made. The 1997 results includes a one-time charge of approximately $400,000 as the result of the acquisition of a 5.52% interest in First American Investment Corporation, a 94.48% subsidiary of American Liberty. The operations of USLIC were combined with those of CICA in April, 1998, and USLIC's Mississippi office was closed. Management expects to see significant cost savings beginning in late 1998 as a result. Similarly, the operations of NSLIC are expected to be combined in October, 1998, with cost reductions appearing in the first quarter of 1999.

Amortization of cost of insurance acquired and excess of cost over net assets acquired increased to $1,396,122 in 1998 from $881,905 in 1997. The increase is attributable to the amortization of excess of cost over net assets acquired and cost of insurance recorded on the acquisitions of USLIC, NSLIC and American Liberty. Because of the slowdown in sales activity on the part of the agency operations previously associated with American Liberty, management is monitoring the excess of cost over net assets acquired associated with the acquisition of this company. Should future production levels be less than anticipated, the Company could face a charge-off ranging from to $2,000,000 to $8,000,000 associated with such decline. Management is monitoring this recoverability. At December 31, 1997, the excess of cost over net assets acquired on the Company's balance sheet was recoverable within the period of amortization. Production from these agents began to recover in late 1997; however, due to the nature of their market, management believes it will be the third quarter of 1998 before significant levels of production are obtained from these agents. Management believes that in the event any such amount proved unrecoverable, a charge in the appropriate period will be booked.

Three-months ended June 30, 1998 and 1997

Net income of $199,856 was earned for the three-months ended June 30, 1998 compared to $521,059 for the same period in 1997. Revenues increased 14.4% to $18,162,3819,763,884 over the first three months of 1997 when revenues were $15,918,698. The increase in revenues was driven by an 11.2% increase in premium income and a 12.6% increase in investment income, as well as more than $624,000 in capital gains. Increased expenses associated with the conversion of the two companies acquired in 1997 and higher claims offset the increased revenues and contributed to the lower earnings.

Premium income for the second three months of 1998 was $14,549,512 compared to $13,079,433 for the same period in 1997. Management introduced a new line of ordinary whole life products to the international market during January 1998 which will, in the opinion of management, have considerable impact on new production once the marketing force has been trained in the sale of the new products. The premiums of USLIC and NSLIC, both acquired in 1997, are included in the 1998 results, and are the primary reason for the increase.

Net investment income increased 12.6% in the second quarter of 1998 compared to the same period in 1997. Net investment income for the three months ended June 30, 1998 was $2,860,802 compared to $2,540,886 in 1997. This increase reflects the earnings on the growth in the Company's asset base that is occurring, as well as the earnings on assets of USLIC and NSLIC.

Claims and surrenders expense increased to $8,190,825 at June 30, 1998 from $6,774,584 for the same period in 1997. Death claims increased slightly to $1,373,492 in 1998 from $1,016,779 in 1997.
Surrender expense decreased to $3,318,783 from $3,608,154. Management constantly monitors this activity to insure that the Company's persistency is holding at levels equal to or above assumptions. The decrease in the first half of 1998 is, in management's opinion, a result of the slowdown of lapsation of the American Liberty block of business following the acquisition and subsequent merger of said Company, as well as a re-emphasis on conservation on the part of CICA's sales force. Coupons and endowments decreased to $1,224,365 in 1998 from $1,360,206 in 1997. The endowment benefits, a significant component of the Company's Ultra Expansion and Millennia 2000 international life insurance  products,  are factored into  the  premium  much  like dividends and therefore, the amount does not pose a threat to future profitability. Management expects to see further increases in this category in the future. Accident and Health benefits were $2,001,908 in 1998, compared to $494,287 in 1997.
This increase is directly related to the USLIC and NSLIC blocks of business which consist of large amounts of scheduled benefit daily indemnity policies and were not included in the first half of 1997 due to the date of their respective acquisitions. Additionally, claims increased approximately $450,000 in the second quarter of 1998 due to the settlement of three lawsuits. The remaining components of claims and expenses, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $272,277 in 1998, compared to $295,158 in 1997.

Commission expense decreased to $3,071,337 from $3,160,795.   The
decrease reflects a slowdown in CICA's sales during the quarter, which caused overall commissions for 1998 to drop despite the inclusion of NSLIC and USLIC.

Underwriting, acquisition and insurance expenses increased from $1,791,488 in the second quarter of 1997 to $3,021,246. The increase is primarily attributable to the absorption of the operating expenses of USLIC and NSLIC and the cost of data processing conversions of each company. Management believes that through economies of scale which can be achieved in the future after conversion of systems of these companies, additional expense reductions can be made. The operations of USLIC were combined with those of CICA in April, 1998, and USLIC's Mississippi office was closed. Management expects to see significant cost savings beginning in late 1998 as a result. Similarly, the operations of NSLIC are expected to be combined in October, 1998, with cost reductions appearing in the first quarter of 1999.

Amortization of cost of insurance acquired and excess of cost over net assets acquired increased to $502,240 in 1998 from $461,734 in 1997. The increase is attributable to the amortization of excess of cost over net assets acquired and cost of insurance recorded on the acquisitions of USLIC, NSLIC and American Liberty. Because of the slowdown in sales activity on the part of the agency operations previously associated with American Liberty, management is monitoring the excess of cost over net assets acquired associated with the acquisition of this company. Should future production levels be less than anticipated, the potential exists that the Company could face a charge-off ranging from $2,000,000 to $8,000,000 associated with such decline. Management believes that should such amount proved unrecoverable, a charge in the appropriate period will be booked.

Liquidity and Capital Resources

Stockholders' equity declined to $79,296,266 at June 30, 1998 from $79,581,698 at December 31, 1997. The comparative decline in net income coupled with a decrease in the fair value of the Company's bond portfolio contributed to the decrease in stockholders' equity.

Invested assets grew to $164,040,981 in 1998 from $162,651,692 at December 31, 1997. At December 31, 1997, fixed maturities have been categorized into two classifications: Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available for sale which are valued at fair value. The Company does not have a plan to make material dispositions of fixed maturities during 1998; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out sales during 1998. Fixed maturities held to maturity, amounting to $5,611,753, consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

The Company's mortgage loan portfolio, which constitutes 1.1% of invested assets at June 30, 1998, has historically been composed of small residential loans in Texas. At December 31, 1997 and June 30, 1998, one mortgage loan was in default with an outstanding principal balance of $31,000. Management has established a reserve of $50,000 at June 30, 1998 and December 31, 1997 (approximately 3% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio. Two mortgages totaling $665,000 were made during 1998 relating to sales of real estate owned by the Company.

Policy loans comprise 12.6% of invested assets at June 30, 1998 and December 31, 1997. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, Chase Bank, Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at June 30, 1998 and December 31, 1997. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. At June 30, 1998, management does not believe the Company is at risk for such a loss. During 1998, the Company has utilized highly-rated commercial paper as a cash management tool to minimize excess cash balances and enhance return.

In February 1992, the Company paid cash for an 80,000 square foot office building in Austin, Texas to serve as its primary office. This building will, in the opinion of management, provide adequate space for the Company's operations for many years. The Company relocated to the building in September 1993. The Company occupies approximately 38,000 square feet of space in the building, which is 100% leased.

The Company's former office property, consisting of approximately 13,000 square feet in Austin, with a carrying value of $104,000 was leased to a third party on a triple-net basis for three years during 1995. At June 30, 1998, this property was under a sales contract for $850,000 which closed in July, 1998. The Company will record a gain of approximately $700,000 on the transaction in the third quarter.

CICA owned 1,821,332 shares of Citizens Class A common stock at June 30, 1998 and December 31, 1997. Statutory accounting practices prescribed by the National Association of Insurance Commissioners and the State of Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of June 30, 1998 and December 31, 1997, the Company valued the shares in accordance with prescribed statutory accounting practices. In the Citizens' consolidated financial statements, this stock is shown as treasury stock.

A subsidiary of CICA sold certain fixed assets in the second quarter of 1998 for over $1 million, generating a profit of approximately $500,000.

CICA had outstanding at June 30, 1998 a $333,333 ($400,000 at December 31, 1997) surplus debenture payable to Citizens. For statutory accounting purposes, this debenture is a component of surplus, while for GAAP it is eliminated in consolidation. Citizens has recognized a liability for its related obligation to a bank in a like amount.

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

The Company is in the process of identifying all significant applications that will require modification to ensure Year 2000 compliance. Internal resources will be used as necessary to make the required modifications and to test and verify Year 2000 compliance. Due to the nature of the programming of the Company's core processing systems, such date oriented issues are not a problem since the dates are stored as the number of days since the year 1900, rather than as a two-digit field. Accordingly, a significant part of the Company's efforts to ensure Year 2000 compliance will be to obtain assurances from vendors that timely upgrades will be made available to make third party software Year 2000 compliant. Additionally, the Company will contact companies with whom it does business and upon whose systems the Company may indirectly rely, to obtain assurances that such systems will be timely modified. The Company anticipates that it will complete this process in early 1999, leaving adequate time to assess and resolve any significant remaining issues. The cost of Year 2000 compliance is not expected to be material to the Company's financial position or results of operations in any one year.

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

Also in June, 1997, Statement 131, "Disclosures about Segments of an Enterprise and Related Information," was issued by the Financial Accounting Standards Board. This Statement requires that companies disclose segment data on the basis that is used internally by management for evaluating segment performance and allocating resources to segments. This Statement requires that a company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It also requires various reconciliation's of total segment information to amounts in the consolidated financial statements. The Company's current definition of its business segments, significant lines of business (life and health products), will be expanded to significant lines of business by geographic location of policyholder (international and domestic). The footnote disclosure requirements of SFAS No. 131 are effective for fiscal years beginning after December 15, 1997.
                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

       On September 22, 1997, the Company was notified that class action certification was granted September 15, 1997 to plaintiffs in a lawsuit (Dwain Kirkham et al. v. American Liberty Life Insurance Company et al., No. 25,954, 2nd Judicial District, Jackson Parish, Louisiana) filed against American Liberty Life Insurance Company (ALLIC) on August 19, 1996 and against Citizens, Inc. on December 20, 1996 (collectively "Defendants"). In the same ruling, Defendants' motion for summary judgment and exception of prescription (statute of limitations) were denied. Defendants believe that these rulings are significantly in error. Defendants will appeal these rulings, during which time, the trial court proceedings will be stayed. Defendants intend to vigorously defend against these claims.

       The  lawsuit  was filed by four individuals who  purchased from  ALLIC,  prior  to  August 1,  1986,  life  insurance policies on their children and grandchildren. In the complaint, plaintiffs allege that the insurance policies were fraudulently misrepresented to be "retirement" and "insured savings" plans in which, after six or seven
       years,  additional  premiums  would  be  unnecessary   and
       monthly retirement income would be generated for plaintiffs. Plaintiffs also allege other causes of action including breach of contract and are seeking rescission, unspecified damages, interest and attorneys' fees. Prior to the class certification ruling, rescission of the insurance policies purchased by the four plaintiffs would have resulted in a total payment of $31,000 (including 33% for contingent attorneys fees). The activities described in plaintiffs' complaint allegedly occurred over 10 years ago with respect to certain types of insurance policies sold by an independent general agent. Prior to its recent merger into the Company's principal subsidiary, Citizens Insurance Company of America, ALLIC was a separate subsidiary of the Company since its acquisition in September 1995.

       As part of the acquisition, not all historical records of ALLIC were loaded on the computer system currently used. Further, no officers or managers of ALLIC are currently employed by the Company or any of its affiliates. Due to the unexpected nature of this ruling, the historical records have not been examined to determine the potential magnitude of these claims in the event of class action certification. Management will be examining ALLIC's historical records to determine if such an estimate can be developed.

Item 2.   Changes in Securities

       None,  other than disclosed in the Notes to the  Financial
       Statements  or  Management's Discussion  and  Analysis  of
       Financial Condition and Results of Operations.
Item 3.   Defaults upon Senior Securities

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

       None.

Item 5.   Other Information

       The Annual meeting of stockholders was held on Tuesday, June 2, 1998, at 10:00 a.m. at the Company's executive offices. The record date for the meeting was April 15, 1998. Elected to the Company's Board of Directors were:

       Class A                       Class B
       James C. Mott            Harold E. Riley, Chairman
       Steven F. Shelton             T. Roby Dollar
       Ralph M. Smith, Th.D.         Mark A. Oliver
       Timothy T. Timmerman          Joe R. Reneau, M.D.
                                     Rick D. Riley

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

Date:  August 14, 1998