Form 10-Q
period 1998-09-30
CITIZENS INC
filed 1998-11-16
CIK 24090

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

[X]Quarterly  Report  Pursuant to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934

For the period ended   September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       [X] Yes   [   ] No
As of September 30, 1998, Registrant had 20,765,088 shares of Class A common stock, No Par Value, outstanding and 621,049 shares of Class B common stock, No Par Value, outstanding.

                 CITIZENS, INC. AND SUBSIDIARIES
                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1. Financial Statements

                Balance  sheets,  September  30,  1998
                 (Unaudited) and December 31, 1997    3

                Statements of Operations, Three-Months
                 Ended  September 30, 1998  and  1997
                 (Unaudited)                          5

                Statements of Operations, Nine-Months
                 Ended  September 30, 1998  and  1997
                 (Unaudited)                          6

                Statements of Cash Flows, Nine-Months
                 Ended  September 30, 1998  and  1997
                 (Unaudited)                          7

                Notes to Financial Statements          9

        Item 2. Management's Discussion and Analysis
                 of Financial Conditions and Results
                 of Operations                        11

Part    Other Information                              2017
II.

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            September 30, 1998 and December 31, 1997

                                       (Unaudited)
                                        September      December
                                           30,            31,
                                          1998           1997
Assets

Investments:

Fixed maturities held for investment,     $5,609,564      $5,617,131
at amortized cost (market $6,315,500
in 1998 and $5,704,000 in 1997)
Fixed maturities available for sale,
at fair value (cost $138,104,181 in
1998 and $130,621,420 in 1997)
                                      145,443,176     133,021,681
Equity securities, at fair value (cost
$ 799,175 in 1998 and $983,513 in
1997)                                  869,335         978,391
Mortgage loans on real estate (net of
reserve of $50,000 in 1998 and 1997)
                                      1,697,154       1,287,295
Policy loans                              20,660,327      20,466,184
Guaranteed student loans (net of
reserve of 0 in 1998 and $10,000 in
1997)                                  6,115           81,681
Other long-term investments               588,574         899,329
Short-term investments                    4,225,000
                                                     300,000
Total investments                       179,099,245     162,651,692

Cash                                      5,191,275       6,454,956
Prepaid reinsurance                       474,955         -
Reinsurance recoverable                   2,401,671       2,069,423
Other receivables                         460,608         1,007,878
Accrued investment income                 1,285,578       2,010,512
Deferred policy acquisition costs         37,209,396      37,107,070
Cost of insurance acquired                8,570,206       10,639,667
Other intangible assets                   2,366,525       2,596,925
Excess of cost over net assets            7,905,273
acquired                                              17,466,123
Federal income tax recoverable            205,000         -
Deferred Federal income tax               -               572,430
Property, plant and equipment             5,296,948       5,795,573
Other assets                              1,029,046
                                                      1,147,186
Total assets                            251,495,726     249,519,435


                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            September 30, 1998 and December 31, 1997

                                       (Unaudited)
                                        September      December
                                           30,            31,
                                          1998           1997
Liabilities and Stockholders' Equity

Liabilities:
Future policy benefit reserves            157,899,002     152,119,042
Dividend accumulations                    4,757,142       4,789,194
Premium deposits                          1,963,194       2,010,102
Policy claims payable                     5,584,241       3,488,484
Other policyholders' funds                2,096,099       1,873,588
Total policy liabilities                172,299,678     164,280,410

Other liabilities                         1,927,698       2,703,346
Commissions payable                       850,235         880,811
Notes payable                             333,333         937,430
Federal income tax payable                -               762,992
Deferred Federal income tax               1,239,280       -
Amounts held on deposit                     262,665         372,748
Total liabilities                       176,912,889       169,937,7
                                                      37
Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 22,708,910 shares
issued in 1998 and 1997, including
shares in treasury of 1,943,822 in
1998 and 1997

                                      52,790,643      52,790,643
Class B, no par value, 1,000,000
shares authorized, 621,049 shares
issued and
       outstanding in 1998 and 1997    283,262         283,262
Accumulated other comprehensive income
                                      4,908,999       1,580,790
Retained earnings                         18,529,087      26,856,157
                                          76,511,991      81,510,852
Treasury stock, at cost                   (1,929,154)     (1,929,154)
Total stockholders' equity              74,582,837      79,581,698
Commitments and contingencies
Total liabilities and stockholders'
equity                                 251,495,726     249,519,435
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
         Three-Months Ended September 30, 1998 and 1997
                           (Unaudited)

                                            Three-months ended
                                             September 30,

                                          1998           1997
Revenues:
Premiums                                15,411,935       15,423,872
Annuity    and    Universal     life    62,035          90,425
considerations
Net investment income                   2,949,012        2,672,981
Other income                            118,303         296,584
Realized    gains    (losses)     on    513,594         (292,029)
investments
Interest expense                          (5,683)        (19,162)
                                        19,049,196      18,172,671
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit       1,944,907       2,865,160
reserves
Policyholders' dividends                780,337         1,203,584
Claims and surrenders                   9,401,832       6,978,631
Annuity expenses                          204,017         104,400
                                        12,331,093      11,151,775

Commissions                             3,204,024       3,317,928
Underwriting, acquisition and             2,470,486       2,265,672
insurance expenses
Capitalization of deferred policy         (2,227,671)     (2,709,440)
acquisition costs
Amortization of deferred policy           1,588,026       1,756,304
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net   10,121,878        485,453
assets acquired
                                        27,487,836      16,267,692

Income  (loss) before federal income    (8,438,640)     1,904,979
tax

Federal income tax:
Federal income tax expense                200,870         543,363
Net Income (Loss)                       (8,639,510)     $1,361,616

Per Share Amounts:
Basic and diluted earnings (loss) per
share of common stock                    $(0.40)         $0.07
Weighted average shares outstanding    21,386,137     21,212,623




          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
          Nine-Months Ended September 30, 1998 and 1997
                           (Unaudited)

                                            Nine-months ended
                                             September 30,

                                          1998           1997
Revenues:
Premiums                                $43,382,121     $40,013,752
Annuity    and    Universal     life    192,737         289,187
considerations
Net investment income                    8,652,445       7,567,693
Other income                            308,931         490,396
Realized    gains    (losses)     on    1,168,330       (96,224)
investments
Interest expense                         (32,706)        (33,442)
                                        53,671,858      48,231,362
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit       5,779,960       6,531,145
reserves
Policyholders' dividends                2,221,872       2,261,711
Claims and surrenders                   24,364,150      20,772,899
Annuity expenses                          394,304         323,239
                                        32,760,286      29,888,994

Commissions                             9,161,577       8,767,090
Underwriting, acquisition and             8,351,083       6,283,652
insurance expenses
Capitalization of deferred policy         (5,641,993)     (7,467,372)
acquisition costs
Amortization of deferred policy           5,539,667       6,848,395
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net
assets acquired                        11,518,000       1,367,358
                                        61,688,620      45,688,117

Income  (loss) before federal income    (8,016,762)     2,543,245
tax
Federal income tax:
Federal income tax expense                310,308         782,254
Net Income (Loss)                       (8,327,070)     1,760,991

Per Share Amounts:
Basic  and  diluted earnings  (loss)
per share of common stock                $(0.39)         $0.09
Weighted average shares outstanding    21,386,137     20,983,373


                 CITIZENS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine-Months Ended September 30, 1998 and 1997
                           (Unaudited)

                                            Nine-months ended
                                             September 30,

                                           1998         1997
Cash flows from operating
activities:
Net income (loss)                        (8,327,070)    $1,760,991
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                724,934        434,410
Deferred policy acquisition costs        (102,326)      (953,136)
Amortization of cost of insurance
acquired, excess cost over net
assets acquired, and other
intangibles
                                      11,860,711    741,880
Prepaid reinsurance                      (474,955)      (572,412)
Reinsurance recoverable                  (332,248)      (159,416)
Other receivables                        547,270        342,379
Property, plant and equipment            498,625        186,693
Future policy benefit reserves           5,779,960      1,019,402
Other policy liabilities                 2,239,308      448,174
Commissions payable and other            (806,224)      452,049
liabilities
Amounts received (paid out) as trustee   (110,083)      50,135
Federal income tax recoverable           (205,000)      -
Federal income tax payable               (762,992)      -
Deferred Federal income tax                515,308      754,673
Other, net                                (485,967)      1,072,717
Net cash provided by operating
activities                             10,599,251    5,578,539

Cash flows from investing
activities:
Maturity of fixed maturities              8,473,257      225,000
Sale of fixed maturities available for    9,148,665      2,300,076
sale
Purchase of fixed maturities available    (24,902,624)   (14,024,225)
for sale
Sale of equity securities                 154,548        -
Net change in mortgage loans              (409,859)      148,415
Net change in guaranteed student loans    85,566         11,232
Change in other long-term investments     310,755        5,205
Increase in policy loans (net)               (194,1        396,384
                                      43)

          Net cash (used) by
            investing activities
                                      (7,333,835)   (10,937,913)

                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine-Months Ended September 30, 1998 and 1997
                           (Unaudited)

                                            Nine-months ended
                                             September 30,

                                          1998           1997
Cash     flows    from     financing
activities:
Repayment of note payable                 (604,097)       (13,431)

Net cash (used) by financing
activities                             (604,097)       (13,431)

Net increase (decrease) in cash and
short-                                 2,661,319       (5,372,805)
    term investments
Cash and short term investments at
beginning                              6,754,956       11,332,896
    of period
Cash and short term investments at end
of period                              $9,416,275      $5,960,091

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998
                           (Unaudited)

(1)  Financial Statements

  The balance sheet as of September 30, 1998, the statements of operations for the three and nine-month periods ended September 30, 1998 and 1997, and the statements of cash flows for the nine-month periods then ended have been prepared by the Company and are audited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1998 and for comparative periods presented have been made.
  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.
(2)  Comprehensive Income

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income." FAS 130 requires that an entity include in total comprehensive income certain amounts which were previously recorded directly to stockholders' equity. For the three and nine-months ended September 30, 1998 the other comprehensive income amounts included in total comprehensive income consisted of unrealized gains on investments in debt and equity securities of $3,926,081 and
  $3,328,209,  and for the same periods in 1997,  $1,906,577  and
  $1,784,078 respectively. Total comprehensive income (loss) for the three and nine-months ended September 30, 1998 was $(4,713,429) and $(4,998,861) and for 1997, $3,667,568 and
  $3,154,694, respectively.
(3)  Pending Acquisition

  On September 15, 1998 Citizens, Inc. ("Citizens") announced that a definitive agreement had been reached between Citizens and First Investors Group, Inc. ("Investors") of Springfield, Illinois wherein Citizens will acquire 100% of the outstanding shares of Investors for shares of Citizens Class A Common stock. The Citizens Class A Common stock will be offered through a prospectus. Investors is the parent of Excalibur Insurance Corporation, also of Springfield, Illinois ("Excalibur"), and has consolidated assets of approximately $3.2 million, annual revenues of $201,000 and capital of $3.1 million as of June 1998. These balances are unaudited. Pursuant to the terms of the Agreement, which is subject to approval by Investors' shareholders, Citizens will issue one share of Citizens Class A Common stock for each 6.6836 shares of Investors common and preferred stock issued and outstanding. Citizens expects to issue approximately 610,000 shares of its Class A Common stock to consummate the transaction. The Illinois Department of Insurance approved the transaction on October 13, 1998. Shareholder approval is expected during the fourth quarter of 1998.
                             ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATIONS

Certain statements contained in this Form 10Q are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"), including, without limitation, the italicized statements and the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", "may", "will" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of foreign and U.S. economies in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws; (iii) inflation, interest rates, market and monetary fluctuations and volatility; (iv) the timely development and acceptance of new products and services and perceived overall value of these products and services by existing and potential customers; (v) changes in consumer spending, borrowing and saving habits; (vi) concentrations of business from persons residing in third world countries; (vii) acquisitions; (viii) the persistency of existing and future insurance policies sold by the Company and its subsidiaries; (ix) the dependence of the Company on its Chairman of the Board; (x) the ability to control expenses; (xi) the effect of changes in laws and regulations (including laws and regulations concerning insurance) with which the Company and its subsidiaries must comply, (xii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xiii) changes in the Company's organization and compensation plans; (xiv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and
(xv)   the  success of the Company at managing the risks involved in the foregoing.
Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.
On October 28, 1996, Citizens announced that it had signed definitive written agreements for the acquisition of American
Investment Network, Inc. ("American Investment"), a Jackson, Mississippi, based life insurance holding company and parent of United Security Life Insurance Company ("United") with $7.5 million in assets, $3.4 million of stockholders' equity, revenues of $3.2 million and $67 million of life insurance in force. Approximately 700,000 Class A shares were issued in connection with the transaction, which was accounted for as a purchase. The transaction closed on June 19, 1997.
On August 13, 1997, Citizens signed a definitive agreement to acquire 100% of the outstanding shares of National Security Life and Accident Insurance Company ("NSL") of Arlington, Texas for $1.7 million in cash and restricted stock. The transaction closed in November, 1997.
On September 15, 1998 Citizens and First Investors Group, Inc. ("Investors") of Springfield, Illinois reached an agreement wherein Citizens will acquire 100% of the outstanding shares of Investors for shares of Citizens Class A Common stock. Investors is the parent of Excalibur Insurance Corporation, also of Springfield, Illinois ("Excalibur"), and has consolidated assets of approximately $3.2 million, annual revenues of $201,000 and capital of $3.1 million as of June 1998. These balances are unaudited.
Pursuant to the terms of the Agreement, which is subject to approval by Investors' shareholders, Citizens will issue one share of Citizens Class A Common stock for each 6.6836 shares of Investors common and preferred stock issued and outstanding. Citizens expects to issue approximately 610,000 shares of its Class A Common stock to consummate the transaction. The Illinois Department of Insurance approved the transaction on October 13, 1998. Shareholder approval is expected during the fourth quarter of 1998.

Nine-months ended September 30, 1998 and 1997

A net loss of $8,327,070, or $0.39 per share was incurred for the nine-months ended September 30, 1998 compared to earnings of $1,760,991, or $.09 per share for the same period in 1997. The significant decline in earnings related to the write-off of $9.5 million of excess of cost over net assets acquired ("goodwill") during the third quarter of 1998. The write-off was related to the goodwill recorded in the 1995 acquisition of American Liberty Financial Corporation and was caused by a decline in production from agents formerly associated with American Liberty. Subsequent to the acquisition, management was forced to implement a 50% reduction in the amount of commission paid to these agents. The commission reductions were necessary to preserve the profitability of the accident and health business written by these agents which was negatively impacted by changes in state laws that established minimum claims ratios that severely limited profit margins, as well as a mandated change in interest rates used to compute reserves on this business. In addition, as a result of the merger of American Liberty into CICA during 1997, it was necessary to receive policy approval by CICA in each of the states in which the policies were sold resulting in limited production during the primary marketing period. During 1997, the Company experienced what was believed to be a temporary decline in production as a result of the reduced commission structure and the pending policy approvals.

Management has continued to monitor production associated with these products, for which the primary marketing efforts occur during the months of June through September, due to the nature of the policies sold. As a result of obtaining the necessary policy approvals and increased sales efforts during 1998, management was successful in reviving production from some of the largest producers of American Liberty. However, management's estimate of future production has been reevaluated based upon the sales activity of the products sold during the three month period ended September, 1998, the size of the active agency force, and the anticipated future production to the achieved in subsequent years.

In order to ascertain the recoverability of the goodwill balance the Company has continued to perform an analysis of the gross cash flows based upon estimated production, net of policy acquisition costs, policyholder benefits and other general expenses. As a result of this analysis, it was determined that the production of future business did not support goodwill of approximately $9.5 million which was charged to earnings for the period ended September 30, 1998.
Revenues increased to $53,671,858 compared to the first nine-months of 1997 when revenues were $48,231,362. The increase in revenues was driven by an 8.2% increase in premiums and a 14.3% increase in investment income.
Premium income for the first nine-months of 1998 was $43,382,121 compared to $40,013,752 for the same period in 1997. Production of new premiums by Citizens Insurance Company of America ("CICA") during the first nine months of 1998 slightly trailed the previous year. During the past several years, management had not promoted new sales and recruiting so as to emphasize the growth of capital through the profitability of CICA on a statutory accounting basis. Additionally, in January, 1998 an entire new line of products was introduced to the Company's marketing consultants. These products, called the Millennia 2000 series, include a portfolio of ten new products to replace the Ultra Expansion series that has been sold since mid 1987. The new products continue to offer participating ordinary whole life insurance with new features such as terminal illness benefits, and an increased focus on providing retirement income. The Millennia products also retain the assignment of benefit provisions that have proven popular with the Company's clients over the past several years. These new programs will, in the opinion of management, have considerable impact on new production once they are assimilated by the marketing force. Premium income was negatively impacted during 1997 due to the merger of American Liberty Life Insurance Company, acquired in 1995, into CICA and the conversion of the administrative functions previously performed by American Liberty in Baton Rouge, Louisiana which were transferred to Austin, Texas in late 1996. American Liberty was merged into CICA in June, 1997. The field force of United, acquired in mid-1997, was expected to produce approximately $2 million of new premium for the entire year 1998. Due to the acquisition date, only three months of premiums were included in 1997's activity. The majority of premium written through United is individual "specialty" accident and health business. Additionally, no revenues of NSL are included in 1997's results due to the date of acquisition. NSL is currently producing credit life and credit accident and health insurance, as well as administering a block of major medical and specialty accident and health policies.
Net investment income increased 14.3% in the first nine-months of 1998 compared to 14.9% during the same period in 1997. Net investment income for the nine-months ended September 30, 1998 was $8,652,445 compared to $7,567,693 in 1997. This increase reflects the earnings on the growth in the Company's asset base that is occurring.
Claims and surrenders expense was $24,364,150 at September 30, 1998 to $20,772,899 for the same period in 1997. Death claims were $3,905,119 in 1998 and $3,331,080 in 1997. The increase is attributable to the inclusion of NSL in 1998's results. Death claims on NSL policies were $302,754 for the first nine months of 1998. Surrender expense decreased to $10,748,161 at September 30 1998 from $10,784,581 for the same period in 1997. Management constantly monitors this activity to insure that the Company's persistency is holding at levels equal to or above assumptions. Coupons and endowments decreased slightly to $3,719,023 in 1998 from $3,870,832 in 1997. The endowment benefits are factored into the premium much like dividends and therefore, the increase does not pose a threat to future profitability. Accident and Health benefits were $5,252,303 in 1998, compared to $1,936,896 in 1997. This increase is directly related to the NSL and United blocks of business which consist of a large block of scheduled benefit daily indemnity policies. Management is monitoring the claims activity on these respective blocks of business and plans to implement rate increases where such increases are justified and permitted to offset this increase in claims. The remaining components of claims and expenses, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $739,544 in 1998, compared to $849,510 in 1997.
Commission expense increased to $9,161,577 compared to $8,767,090. The level reflects the additional commissions associated with NSL and United. Additionally, the agreement with Worldwide Professional Associates, Inc. ("WPA") described below contributed to the increase. Deferred policy acquisition costs capitalized in 1998 were $5,641,993 compared to $7,467,372 in the prior year. The decline is related to the lower level of new sales by CICA during the year and the fact that the majority of sales by United and NSL are accident and health products with lower commissions and thus lower capitalized expenses. Amortization of these costs was $5,539,667 through the third quarter of 1998 compared to $6,848,395 for 1997.
Underwriting,  acquisition and insurance  expenses  increased  to
$8,351,083  from  $6,283,652  in  1997.   A  one-time  charge  of
approximately $400,000 was incurred during the first quarter of 1997 as the result of the acquisition of a 5.52% interest in First American Investment Corporation, a 94.48% subsidiary of American Liberty. Management believes such acquisition, which entailed the issuance of 133,212 shares of the Company's Class A shares previously held in treasury, will prove to be of significant benefit to the Company in the long term. The removal of First American allowed the merger of American Liberty and CICA to proceed as well as remedying an unhappy block of minority holders of First American who were left without a market for their First American shares as the result of an intrastate offering that was only marginally successful. Management expects to achieve significant reductions in expenses due to the execution of an agreement with WPA, an international marketing company, in mid-1997 to manage the Company's international sales activities in exchange for an overriding commission on new sales. As a result of this agreement, the Company will eliminate approximately $900,000 of fixed overhead on an annual basis, in exchange for the variable cost of the commission override. The increases in 1998 are related to the operations of United and NSL. United's operations were combined with CICA's in late April, 1998 and those of NSL in October, 1998. Management believes it will be late in the fourth quarter of 1998 to early 1999 before expected expense reductions associated with the combination of the administrative functions will be achieved. Amortization of excess of cost over net assets acquired and cost of insurance acquired was $11,518,000 through September 30, 1998 compared to $1,367,358 for the same period in 1997. The reason for the increase has been discussed above. The charge was incurred in the third quarter of 1998 when the actual sales activity of the former American Liberty agents could be reasonably estimated. Management does not anticipate future write-offs of such goodwill; however, recoverability is being monitored on a quarterly basis. There remains approximately $3.5 million of goodwill relating to the American Liberty acquisition on the Company's books.

Three-months ended September 30, 1998 and 1997

A net loss of $8,639,510 or $0.40 per share was incurred for the three-months ended September 30, 1998 compared to a gain of $1,361,616 or $0.07 per share for the same period in 1997. Total revenues for the quarter were $19,049,196, compared to $18,172,671 for the same period in 1997. The write off of goodwill  during  the  quarter was the  primary  reason  for  the decline in earnings.
Premium income for the quarter was $15,411,935, compared to $15,423,872 in 1997. Production from United and NSL offset declines in the writing of new business by CICA.
Investment income increased to $2,949,012 from $2,672,981. The increase relates to the growing asset base of the Company.
Policy benefits increased from $11,151,775 in 1997 to $12,331,093 in the current year. Increases in accident and health benefits were the primary reason for the increase. The results of NSL are included in 1998's results but are not in 1997 due to the date of the acquisition..
Commissions decreased to $3,204,024 from $3,317,928. The decline in new business from CICA was the primary cause.
Expenses increased in the quarter to $2,470,486 compared to $2,265,672 for the same period in 1997. The inclusion of the expenses of NSL for the quarter was the primary reason for the increase.
The amortization of goodwill and cost of insurance was $10,121,878 in 1998 compared to $485,453 in 1997. The reason for the write-off is discussed in detail above.
Liquidity and Capital Resources

Stockholders' equity declined to $74,582,837 at September 30, 1998 from $79,581,698 at December 31, 1997. The loss from operations offset by an increase in the fair value of the Company's bond portfolio contributed to the decrease in stockholders' equity.

Invested assets grew to $179,099,245 in 1998 from $162,651,692 at December 31, 1997. At December 31, 1997, fixed maturities have been categorized into two classifications: Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available for sale which are valued at fair value. The Company does not have a plan to make material dispositions of fixed maturities during 1998; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out sales during 1998. Fixed maturities held to maturity, amounting to $5,609,564, consist of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

The Company's mortgage loan portfolio, which constitutes 1.0% of invested assets at September 30, 1998, has historically been composed of small residential loans in Texas. At December 31, 1997 and September 30, 1998, one mortgage loan was in default with an outstanding principal balance of $31,000. Management has established a reserve of $50,000 at September 30, 1998 and December 31, 1997 (approximately 3% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio. Two mortgages totaling $665,000 were funded during 1998 relating to sales of real estate owned by the Company.

Policy loans comprise 11.5% of invested assets at September 30, 1998 (12.6% at December 31, 1997). These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, Chase Bank, Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at September 30, 1998 and December 31, 1997. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. At September 30, 1998, management does not believe the Company is at risk for such a loss. During 1998, the Company has utilized highly-rated commercial paper as a cash management tool to minimize excess cash balances and enhance return..

The Company's former office property, consisting of approximately 13,000 square feet in Austin, with a carrying value of $104,000 was leased to a third party on a triple-net basis for three years during 1995. This property was sold in July, 1998 for $850,000, with the Company recording a gain of approximately $700,000 on the transaction in the third quarter.

CICA owned 1,821,332 shares of Citizens Class A common stock at June 30, 1998 and December 31, 1997. Statutory accounting practices prescribed by the National Association of Insurance Commissioners and the State of Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of September 30, 1998 and December 31, 1997, the Company valued the shares in accordance with prescribed statutory accounting practices. In the Citizens' consolidated financial statements, this stock is shown as treasury stock.

CICA had outstanding at September 30, 1998 and December 31, 1997, a $333,333 ($400,000 at December 31, 1997) surplus debenture payable to Citizens. For statutory accounting purposes, this debenture is a component of surplus, while for GAAP it is eliminated in consolidation. Citizens has recognized a liability for its related obligation to a bank in a like amount.

The NAICNational Association of Insurance Commissioners ("NAIC") has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 1997 and 1996, CICA, United, NSL and CILIC were above required minimum levels.

Litigation

On September 22, 1997, Citizens was notified that class action certification was granted September 15, 1997 to plaintiffs in a lawsuit (Dwain Kirkham et al. v. American Liberty Life Insurance Company et al., No. 25,954, 2nd Judicial District, Jackson Parish, Louisiana) filed against American Liberty Life Insurance Company ("ALLIC") on August 19, 1996 and against Citizens, Inc. on December 20, 1996 (collectively "Defendants"). In the same ruling, Defendants' motion for summary judgment and exception of prescription (statute of limitations) were denied. Defendants believed that these rulings are significantly in error and filed a motion for appeal. On August 19, 1998, the Louisiana Second Circuit Court of Appeals vacated the class action certification by the trial court, and the case was remanded for further proceedings consistent with the decision of the Court of Appeals. The lawsuit was filed by four individuals who purchased from ALLIC, prior to August 1, 1986, life insurance policies on their children and grandchildren. In the complaint, plaintiffs alleged that the insurance policies were fraudulently misrepresented to be "retirement" and "insured savings" plans in which, after six or seven years, additional premiums would be unnecessary and monthly retirement income would be generated for plaintiffs. Plaintiffs also alleged other causes of action including breach of contract and are seeking rescission, unspecified damages, interest and attorneys' fees. Prior to the class certification ruling, rescission of the insurance policies purchased by the four plaintiffs would have resulted in a total payment of $31,000 (including 33% for contingent attorneys fees). The activities described in plaintiffs' complaint allegedly occurred over 10 years ago with respect to certain types of insurance policies sold by an independent general agent. Prior to its recent merger into Citizens' principal subsidiary, CICA, ALLIC was a separate subsidiary of Citizens since its acquisition in September 1995. In October, all claims were settled for $75,000.

Information Systems and the Year 2000

Company management has been actively involved in life and health insurance software development since the 1960's. The Company continues to develop and maintain its core information systems with a professional staff of program designers, analysts and programmers through its wholly-owned subsidiary Computing Technology, Inc. While its Electronic Systems Department ("ESD") staff has varied in size over the past eighteen years, it has always operated with a high degree of efficiency. Eight is the maximum number employed at any one time and currently there are six full-time employees working in the department with a former department manager working in the Company's corporate offices.

During the past fifteen years, the Company has undertaken numerous major systems projects, including but not limited to, development of interactive, simulated-real-time transaction collection and user inquiry programs, conversion from CSC/Continuum's Life/70 to in-house developed core processing systems, transition from a Harris minicomputer to a Wang VS, transition from an IBM plug-compatible mainframe to a Wang VS and conversion of at least seven life and health insurance company operations to its systems. During 1998, Company personnel have successfully completed conversion of two insurance company operations, namely United Security Life Insurance Company and National Security Life and Accident Insurance Company, from non-compliant UNIX and IBM systems to systems designed and operated by Citizens. ESD management believes year 2000 issues will continue to be addressed as a top priority until the Company can certify its systems are Year 2000 compliant. The effort needed to complete the task can be effected with existing staff within the next 180 days, thus leaving ample time to assess and resolve any significant remaining issues.

Although prior to this writing, the Company has not published a formal plan for addressing year 2000 issues, Company personnel have been actively planning, identifying and resolving year 2000 issues for more than a year. These activities are expected to continue through the balance of 1998 with parallel testing and final remediation actions concluding within the first 90 days of 1999.

In the late 1980's, the Company began developing software to routinely audit its data bases and its source code. These internal audit tools run daily and provide perpetual balancing of the Company's policy and agency master files to its general ledger. The source code audit tool has been an instrumental key to identifying system code that may need year 2000 remediation. By using this automated "bloodhound" combined with visual review of record and screen layouts/documentation, the Company's ESD staff have identified the "worst case" scenario for a year 2000 impact.

The year 2000 issues that will impact the Company are expected to be minimal due to the basic design criteria utilized throughout the development of these systems. The Company has used a month/year code historically to store, sort, manipulate and process dates. For this reason, the Company's business continuance will be minimally impacted by its failure to complete its remediation plan. The Company expects that failure to implement year 2000 plans will be disruptive to its normal operations, but no more so than any other software deficiency that may exist. With the amount of remediation that has already taken place and the amount we anticipate will occur within the next 90 days, Company management is quite confident that adverse year 2000 issues will be non-existent.

The overall expenditure for addressing year 2000 issues is not known. However, the fact that all planning, remediation and testing have been, and will continue to be, performed with existing staff during normal business hours (8:00 a.m. - 5:00 p.m., Monday - Friday), the financial impact upon the Company is negligible.

The Company utilizes a Wang VS 7160 for providing core processing and on-line support in conjunction with a local-area-network
(LAN) based upon CISCO 5500 and 2900 intelligent switching components. The Company's Mitel telephone system was replaced during 1998 with a Mitel 2000 Light, nodal, fiber-optic system which is year 2000 compliant.

Wang has certified the 7.53.00 operating system to be year 2000 compliant and the Company successfully completed installation and testing of this system in July, 1998. The Company uses Microsoft's WFW 3.11 and NT Server 3.51 (SP5), for its LAN, both of which are certified by Microsoft to be year 2000 compliant. The Company uses Word 6.0, EXCEL 5.0, and Notes 3.3 as applications on the LAN which are certified to be compliant except for the Notes product which is not compliant, but is reported to have no loss of data or functionality. However, only the Wang system is mission-critical with the in-house developed code for Host Daily Cycle systems being considered a part thereof.

As for electronic data exchanges, the Company interacts with Chase Bank, Rudd and Wisdom, Dataplex, PCS Health Systems and certain reinsurance companies. The Chase Bank relationship is the only third-party interface that could be considered mission-critical and it can be circumvented (in less than one man-hour) by using paper drafts instead of electronic transactions should the Company find such to be desirable. Other vendor interfaces can be circumvented with hard-copy reporting should an electronic interface become untenable for some reason.

Financial Accounting Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement 128 "Earnings per Share" ("Statement 128"). Statement 128 establishes the standards for computing and presenting earnings per share ("EPS"). This statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS. Statement 128 is effective for fiscal years ending after December 15, 1997. Implementation did not have a material impact on the Company's earnings per share.

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

Item 3.   Defaults upon Senior Securities

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

       None.

Item 5.   Other Information

       None.

Item 6.   Exhibits and Reports on Form 8-K

       Current  Report dated August 19, 1998 regarding  successful
       appeal   of   Class   Action   Certification   of   pending
       litigation.


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

Date:     November 14, 1998