Form 10-K405
period 1998-12-31
CITIZENS INC
filed 1999-03-31
CIK 24090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED       DECEMBER 31, 1998
                                -----------------
                                       OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

                         Commission file number 1-13004

                                 CITIZENS, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Colorado                                84-0755371
-------------------------------------------   ---------------------------------
         (State of incorporation)             (IRS Employer Identification No.)

   400 East Anderson Lane, Austin, Texas                    78752
-------------------------------------------   ---------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1999, aggregate market value of the Class A voting stock held by non-affiliates of the Registrant was approximately $78,244,000 .

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates certain portions of the definitive proxy material of the Registrant in respect of its 1999 Annual Meeting of Shareholders.

        Number of shares of common stock outstanding as of March 15, 1999

                           Class A:         20,765,088
                           Class B:            621,049

                                     PART I

ITEM 1.       BUSINESS

       (a)    GENERAL DEVELOPMENT OF BUSINESS

              Citizens, Inc. ("Citizens") operates primarily as an insurance holding company. It was incorporated in 1977. Citizens is the parent holding company that directly or indirectly owns 100% of Citizens Insurance Company of America ("CICA"), Computing Technology, Inc. ("CTI"), Insurance Investors, Inc. ("III"), Funeral Homes of America ("FHA") (formerly Funeral Homes of Louisiana), Central Investors Life Insurance Company of Illinois ("CILIC"), United Security Life Insurance Co. ("USLIC") and National Security Life and Accident Insurance Company ("NSLIC"). Collectively, Citizens and its subsidiaries are referred to herein as the "Company." Pertinent information relating to Citizens' subsidiary companies is set forth below:

                                          YEAR                  STATE OF                   BUSINESS
                  SUBSIDIARY          INCORPORATED           INCORPORATION                 ACTIVITY
                  ----------          ------------           -------------                 --------
                    CICA                  1968                 Colorado                 Life insurance
                    NSLIC                 1954                 Texas                    Life insurance
                    USLIC                 1967                 Mississippi              Life insurance
                    CILIC                 1965                 Illinois                 Life insurance
                    CTI                   1986                 Colorado                 Data processing
                    III                   1965                 Texas                    Aircraft transportation
                    FHA                   1989                 Louisiana                Funeral home

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

             On October 31, 1996, CICA, CICA Acquisition, Inc. (a subsidiary organized for purposes of the transaction) and First American Investment Corporation ("FAIC"), a holding company entered into a merger agreement for the merger of CICA Acquisition, Inc. into FAIC. Prior thereto, Citizens had indirectly owned approximately 94.5% of FAIC. As part of this merger, CICA acquired the approximately 5.5% of FAIC shares owned by minority investors at an exchange rate of 0.1111 shares of Class A Common Stock for each 1 share of FAIC owned by minority investors. The merger became effective March 7, 1997, and Citizens issued approximately 134,000 shares of Class A Common Stock in this transaction which was accounted for as a purchase. Subsequently, FAIC was liquidated.

             To streamline its corporate structure, Citizens and American Liberty Financial Corporation ("ALFC"), a wholly-owned subsidiary holding company, entered into a merger agreement dated November 22, 1996 for the merger of ALFC into Citizens. No shares of Citizens were issued in the merger which became effective in January 1997. Also on November 22, 1996, CICA and American Liberty Life Insurance Company ("ALLIC"), a subsidiary of ALFC, entered into a merger agreement for the merger of ALLIC into CICA. These agreements closed in June, 1997.

             Pursuant to a Stock Purchase Agreement, Citizens purchased from Jansen Enterprises, Inc., a Texas corporation, 100% of the issued and outstanding shares of National Security Life and Accident Insurance Company (NSLIC) for $1,700,000, consisting of $1,000,000 cash and restricted shares of Citizen's Class A Common Stock valued at $700,000 in a transaction that closed on November 20, 1997. NSLIC is a Texas-domiciled life and accident and health insurer with assets of approximately $5 million and revenues of approximately $5 million.

             On September 10, 1998, Citizens entered into an agreement with First Investors Group, Inc. (Investors) of Springfield, Illinois to acquire 100% of the outstanding preferred and common shares of Investors for shares of Citizens' Class A Common stock. Investors is the parent of Excalibur Insurance Corporation, also of Springfield, Illinois. Pursuant to the agreement which closed on January 26, 1999, Citizens issued approximately 610,000 shares to holders of Investors preferred and common stock.

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

       (b)    FINANCIAL INFORMATION REGARDING THE INSURANCE BUSINESS

              Citizens, through CICA, USLIC, NSLIC and CILIC, operates principally in two business segments, that of selling selected lines of individual life and accident and health ("A&H") insurance policies in domestic and international markets. Except for certain insignificant operations, Citizens has no present intention to engage in any non-insurance related business. The following tables set forth certain statistical information concerning the operations of the Company for each of the five years ended December 31, 1998 The information is presented in accordance with generally accepted accounting principles.

                                     TABLE I

         The following table sets forth (i) life insurance in-force and (ii) mean life insurance in-force.

                 IN-FORCE                                        MEAN LIFE
                 BEGINNING               IN-FORCE                INSURANCE
                  OF YEAR               END OF YEAR               IN-FORCE
                  (a) (b)                 (a) (b)                 (a) (b)
             ------------------      ------------------      -------------------
  1998         $   2,250,197           $   2,340,744           $   2,295,471
  1997             2,231,017               2,250,197               2,240,607
  1996             2,151,955               2,231,017               2,191,486
  1995             2,144,709               2,151,955               2,148,332
  1994             2,030,615               2,144,709               2,087,662

---------------------------------
  (a)  In thousands (000s)
  (b) Before ceding reinsurance to reinsurers.

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

                                             RATIO OF                         REINSURANCE CEDED
                                            LAPSES AND         ------------------------------------------------
                                            SURRENDERS                AMOUNT                  REINSURANCE
                   LAPSES AND                TO MEAN                    OF                      PREMIUM
                 SURRENDERS (a)              IN-FORCE             REINSURANCE (a)               CEDED (b)
              ---------------------      -----------------     -----------------------      -------------------
  1998            $   100,906                   4.4%                $   306,070               $   3,368,690
  1997                 95,684                   4.3                     318,630                   1,952,316
  1996                101,860                   4.6                     296,378                   2,511,318
  1995                 87,273                   4.1                     290,677                   2,241,111
  1994                 84,390                   4.0                     285,104                   2,309,672

---------------------------------
    (a) In thousands (000s)
    (b) Approximately 95% of the reinsurance is yearly renewable term insurance, with the remainder being coinsurance. Premiums reflect both life and accident and health business.

The increased lapsation during 1996 reflects the inclusion of the ALLIC insurance business. The increase in ceded premium in 1998 is due to the cession of a substantial portion of the major medical accident and health business of NSLIC.

                                    TABLE III

               The following table sets forth information with respect to total insurance premiums.

                 ORDINARY            ANNUITY &                               ACCIDENT
                 LIFE (a)         UNIVERSAL LIFE         GROUP LIFE        & HEALTH (a)         TOTAL
                 --------         --------------         ----------        ------------         -----
     1998      $   48,801,081       $   263,994         $     231,410    $9,857,844          $  59,154,329
     1997          49,412,066           366,135               284,632     5,299,783             55,362,616
     1996          49,563,720           389,084               309,953     4,040,688             54,303,445
     1995          45,120,631           119,335               306,256       698,206             46,244,428
     1994          42,984,741            75,564               541,370       259,250             43,860,925

---------------------
   (a)  After deduction for reinsurance ceded.

Premium income has grown substantially due to the volume of new business written each year, as well as the acquisitions. However, new sales of life insurance decreased in 1995, and remained at similar levels in 1996 and 1997; therefore, the overall increase since 1995 is less than for previous years. The acquisition of ALLIC mitigated the total decline in new life insurance sales, although only three months of ALLIC's premiums are reflected in the above table for 1995. Much of the 1998 increase relates to the acquisition of USLIC and NSLIC.

                                    TABLE IV

             The following table sets forth information relating to
                 the ratio of underwriting and other expenses to
                               insurance revenues.

                                                                                COMMISSIONS, UNDERWRITING
                                                                                 AND OPERATING EXPENSES,
                                                                                POLICY RESERVE INCREASES,
                                      COMMISSIONS, UNDERWRITING                 POLICYHOLDER BENEFITS AND
                                        AND OPERATING EXPENSES                 DIVIDENDS TO POLICYHOLDERS
                                   ------------------------------           -------------------------------
                                                         RATIO TO                                  RATIO TO
               INSURANCE                                 INSURANCE                                 INSURANCE
              PREMIUMS (a)            AMOUNT             PREMIUMS             AMOUNT               PREMIUMS
              ------------            ------             --------             ------               --------
 1998        $   59,154,329        $   23,580,491           39.8%           $   66,914,063           131.2%
 1997            55,362,616            18,910,594           34.2                58,865,744           106.3
 1996            54,303,445            21,948,637           40.4                59,113,575           108.9
 1995            46,244,428            17,375,574           37.6                50,767,435           109.8
 1994            43,860,925            17,461,910           39.8                48,763,076           111.2

-------------------------
   (a) After premiums ceded to reinsurers.

Prior to 1996, the ratios of expenses to premiums had declined each year since 1989. These declines are the result of three factors: 1) underwriting and operating expenses have generally not increased at the same rate as premium income due to the Company's efficient method of operation; 2) sales commissions as a percentage of total premium income are declining annually as the business enters renewal stages and commissions are paid at a lower rate than the first year; and 3) the amount of new insurance written annually represents a smaller percentage of the Company's total premium income. However, in 1996, with the addition of ALLIC and the considerable expense associated with its marketing operation start-up, the ratio reached its highest level since 1993. Following the merger of ALLIC in 1997, significant reductions in operating expenses were realized. The 1997 acquisitions and their related conversion expenses as well as increases in accident and health benefits were the primary reasons for the 1998 increase.

                                     TABLE V

               The following table sets forth changes in new life
                insurance business produced between participating
                         and nonparticipating policies.

                                           PARTICIPATING                      NONPARTICIPATING
               TOTAL NEW            ---------------------------          ---------------------------
              BUSINESS (a)          AMOUNT (a)          PERCENT          AMOUNT (a)          PERCENT
              ------------          ----------          -------          ----------          -------
 1998          $   311,331          $   222,496           71.4%            $   88,835          28.6%
 1997              286,698              245,547           85.6                 41,151          14.4
 1996              337,051              294,408           87.3                 42,643          12.7
 1995              296,811              271,108           91.3                 25,703           8.7
 1994              380,281              352,542           92.7                 27,739           7.3

-----------------------------
   (a) In thousands (000s)

The percentage of the new business produced that was participating prior to 1995 increased steadily due to the fact that the Ultra Expansion products were all participating and represented the majority of new business throughout the mid 1990's. The decline in new business during 1995 was caused in part by disruptions in the international market. The decrease in non-participating business in 1997 results from sales by USLIC and NSLIC, which sell only non-participating policies. The significant change in 1998 is due to the volume of credit life business produced by NSLIC that is non-participating. See Management's Discussion and Analysis.

                                    TABLE VI

          The following table sets forth changes in new business issued according to policy types.

                                    WHOLE LIFE
                                   AND ENDOWMENT                     TERM                       CREDIT
              TOTAL NEW       -----------------------       ----------------------       ----------------------
            BUSINESS (a)      AMOUNT (a)      PERCENT       AMOUNT (a)     PERCENT       AMOUNT (a)     PERCENT
            ------------      ----------      -------       ----------     -------       ----------     -------
  1998        $   311,331      $   224,918       72.2%       $   51,531      16.6%         $34,882     11.2%
  1997            286,698          245,637       85.7            41,062      14.3               0      -
  1996            337,051          296,985       88.1            40,066      11.9               0      -
  1995            296,811          270,963       91.3            25,848       8.7               0      -
  1994            380,281          352,357       92.7            27,924       7.3               0      -

-----------------------------
   (a) In thousands (000s)

This table illustrates that most of the new business written prior to 1997 is whole life. The 1995 results reflect a decrease in new life business during the year, as does 1997. Most of the 1998 increase is due to the credit life business sold by NSLIC.

                                    TABLE VII

                 The following table sets forth deferred policy
              acquisition costs capitalized and amortized compared
                             to new business issued.

                                                          DEFERRED POLICY
                     TOTAL NEW                           ACQUISITION COSTS
                      BUSINESS                -----------------------------------------
                       ISSUED                   CAPITALIZED                AMORTIZED
                  ----------------            ---------------           ---------------
  1998            $    311,331,000            $     7,941,829           $     7,789,513
  1997                 286,698,000                  9,804,022                 9,630,705
  1996                 337,051,000                 10,531,222                10,221,917
  1995                 296,811,000                 10,579,704                 8,511,876
  1994                 380,281,000                 13,128,049                 7,203,593

In 1994, the rate of capitalization was affected by an adjustment due to the lower interest environment. The amortization of these costs has grown as the aggregate deferred acquisition cost asset has increased. In 1996, this amortization increased due to the increase in surrender activity. The decrease in costs capitalized for 1995 and 1997 reflects the reduction in the amount of new business produced and lower commission expenses incurred as a result thereof. In 1996, new business increased; however, the increase in capitalized costs was not as high due to changes in the commission structure of the Company. The decrease in the 1998 figures is a result of the shift in the business mixture to more A&H as well as lower new production in life business compared to previous years.

                                   TABLE VIII

               The following table sets forth investment results.

                                                                                RATIO OF NET
                                                                             INVESTMENT INCOME
                     MEAN AMOUNT OF              NET INVESTMENT                TO MEAN AMOUNT
                  INVESTED ASSETS (a)              INCOME (b)              OF INVESTED ASSETS (a)
                  -------------------              ----------              ----------------------
1998                 $  169,461,908              $  11,279,125                      6.7%
1997                    150,481,414                 10,038,736                      6.7
1996                    134,167,938                  9,185,506                      6.8
1995                    111,926,695                  7,026,909                      6.3
1994                     90,419,823                  5,295,784                      5.9

---------------------
        (a) The year 1996 includes assets acquired from CILIC on March 12, 1996. The year 1997 includes assets acquired from NSLIC and USLIC. The year 1995 includes assets acquired from ALLIC on September 14, 1995.
        (b) Does not include realized and unrealized gains and losses on investments.

Available yields began to increase in mid-1994 and the Company was able to obtain a slight growth in the return on invested assets. This growth continued throughout most of 1995, and continued through 1996. The Company hired an investment advisor in 1995, and this action contributed to the increased yield in 1996. Significant decreases in yields in the bond market caused the return on invested assets to drop slightly in 1997 and continued throughout 1998.

       (c)        NARRATIVE DESCRIPTION OF BUSINESS

              (i) BUSINESS OF CITIZENS

                  Citizens' principal business is ownership of CICA and NSLIC and their affiliates. Additionally, it provides management services to these companies under management services agreements. At December 31, 1998, Citizens had approximately 85 full and part-time employees.

              (ii)BUSINESS OF CICA

                  Historically, CICA's revenues have been derived from insurance premiums and revenues from investments. CICA is a Colorado-domiciled life insurance company marketing primarily ordinary whole-life products on an international basis through marketing companies. Additionally, it offers specialty life and individual accident and health policies to United States residents. During the fiscal year ended December 31, 1998, 93.2% of CICA's premium income was attributable to life, endowment and term insurance, 0.4% to individual annuities, and 6.4% to accident and health insurance. During the fiscal year ended December 31, 1997, 92.5% of CICA's premium income was attributable to life, endowment and term insurance; 0.5% to individual annuities; and 7.1% to accident and health insurance. Of the life policies in force at December 31, 1998 and 1997, 39.6% and 34.4%, were nonparticipating and 60.4% and 65.6%, respectively were participating. The change in participating policies as a percentage of total results from the ALLIC merger in 1997.

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

                  CICA has $24.5 million of insurance in-force on individuals that are classified as substandard risks, the majority of such business having been acquired in the purchase of other companies. Management believes the exposure to loss as a result of insuring these individuals is minimal, since the premiums are increased to cover the nature of the risk, additional reserves are established, and the amount of insurance represents less than 1.0% of the total insurance in-force.

                  GEOGRAPHICAL DISTRIBUTION OF BUSINESS

                  For the year ended December 31, 1998, insurance policies held by residents of Oklahoma accounted for 5.5% of CICA's total premium income from direct business, policies held by residents of the Texas accounted for 3.2% of premium income from direct business, policies held by residents of Louisiana accounted for 1.2% of premium income from direct business for the same period. All other states of the United States totaled 6.3% of the premium income from direct business with no single state, except as set forth above, accounting for as much as 1% of premium income. Business on foreign residents accounted for 83.3% of premium revenue in 1998. For the year ended December 31, 1997, residents of Oklahoma accounted for 6.2% of CICA's total premium income, residents of Texas accounted for 2.7%, Louisiana, 1.5% and Colorado, 1%. No other state in the U.S. amounted to 1% of total premium income during the period. Business on foreign citizens represented 82.9% of 1997 premium income. For the year ended December 31, 1996, residents of Oklahoma accounted for 7.0% of CICA's total premium income, residents of Texas accounted for 3.0%, Mississippi, 2.3%, Louisiana, 1.6% and Georgia, 1.1%. No other state in the U.S. amounted to 1% of total premium income during the period. Business on foreign citizens represented 81.0% of 1996 premium income. The increase in domestic business as a percentage of total premium income in 1997 results from the above-described merger of ALLIC into CICA during the year.

                  The participating whole life policies accepted by CICA on high net worth residents of foreign countries have an average face amount of approximately

                  $70,000 and are marketed primarily to the top 5% of the population in terms of household income.

                  CICA accepts applications for international insurance policies marketed by several independent international firms with whom CICA has nonexclusive consulting contracts. These firms market life insurance products to citizens of foreign countries. Such life products are specially designed by CICA to be compatible with marketing methods and commission requirements.

                  The international firms have many years' experience marketing life insurance products for CICA. The contract with the consultants provides that they have the responsibility for recruiting and training salesmen. They are responsible for all of their overhead costs and bear the expense of awards. These firms guarantee any debits of marketers and their associates. In consideration for the services rendered, the marketing consultants receive a fee on all new policies placed by them or their associates. See "Business of CICA Commissions." The marketing contracts may be terminated for various causes, at any time by mutual consent of the parties or upon 30 days' notice by either party.

                  These firms provide recruitment, training and supervision of their managers and associates in the placement of dollar-denominated life insurance products; however, all consultants and associates contract directly with CICA and receive their compensation from CICA. Accordingly, should the consulting arrangement between any firm and CICA be canceled for any reason, CICA believes it could continue suitable marketing arrangements with the individuals of the consulting firms without appreciable loss of present and future sales, as it has done in the past. There is, however, always a risk that sales could decrease.

                  At present, CICA is dependent on the non-U.S. markets for a large percentage of its new life insurance business. This subjects CICA to potential risks with regard to the continued ability to write such business should adverse events occur in the countries from which CICA receives applications. These potential risks include lapses of policies if funds that flow out of such countries were to become restricted. Based on more than 30 years experience in the marketplace in which CICA competes, management believes such risks are not material. CICA maintains no assets outside the U.S. and requires all premiums to be paid in the U.S. with U.S. dollars via drafts drawn on banks in the U.S.; therefore, it could lose no funds from currency devaluation or foreign appropriation. Many of the inherent risks in foreign countries, such as political instability, hyper-inflation and economic disruptions tend to improve rather than hurt CICA's business because it encourages individuals to convert assets out of local currencies to the more stable U.S. dollar.

                  MARKETING OPERATIONS

                  CICA holds licenses to do business in 15 states and accepts applications from numerous foreign countries. Additionally, CICA has applications for admission pending in two states. CICA's operations are conducted on the independent contractor basis, with a sales force at December 31, 1998 of 615 individuals, 777 individuals at December 31, 1997 and 1,319 individuals at December 31, 1996. The decrease in marketing consultants in 1997 reflects the termination of all individuals who had not produced in the last twelve months, a practice that had not been enforced in several years. The further decline in 1998 reflects the loss of former ALLIC sales representatives described below.

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

`                 REINSURANCE

                  CICA assumes and cedes insurance with other insurers, reinsurers and members of various reinsurance pools. Reinsurance arrangements are utilized to provide greater diversification of risk and minimize exposure on larger risks.

            (a)   INSURANCE CEDED

                  CICA generally retains $75,000 of risk on any one person. As of December 31, 1998, the aggregate amount of life insurance ceded amounted to $278,277,000 or 9.7% of total direct and assumed life insurance in force, and $281,400,000 or 13.1% in 1997. CICA is contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations reinsured.

                  As of December 31, 1998, CICA had in effect automatic reinsurance agreements that provide for cessions of ordinary insurance from CICA. Additionally, CICA has reinsurance treaties in force with several reinsurers of life and accident and health insurance. These treaties provide for both automatic and facultative reinsurance of standard and substandard risks ceded to them by CICA for life, accident and health and supplemental benefits above CICA's retention limit on a yearly renewable term, coinsurance or modified coinsurance basis.

                  Treaties with Employers Reassurance (ERC) and Businessmen's Assurance ("BMA") historically have been the primary vehicles utilized by CICA for its international business. The treaties are structured in such a way as to allow CICA to "self administer" the cessions on a reduced cost basis. During 1995, a third carrier was added as a principal reinsurer, Riunione Adriatica di Sicurta, of Italy (RAS).

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

                  The cessions are on a yearly renewable term basis and are automatic up to $333,333 for ERC, $500,000 for RAS and $166,667 for BMA at which point the reinsurance is subject to a facultative review by the reinsurers. At December 31, 1998, CICA had ceded $168,365,000 in face amount of insurance to ERC, $26,178,000 to BMA and $75,343,000 to RAS under these agreements.

                  RAS is an unauthorized reinsurer in the state of Colorado; however, RAS has agreed to comply with Colorado statutes regarding such companies. Under these statutes, RAS will provide a letter of credit, issued by a U.S. bank meeting the Colorado requirements, equal to any liabilities it incurs under this agreement.

                  A reinsurance treaty with Connecticut General Life Insurance Company (CG) covers all of CICA's accidental death insurance supplementing its life insurance policies. These cessions are on a yearly renewable term basis and occur automatically if total accidental death benefits known to CICA are less than $250,000 or otherwise on a facultative review basis. At December 31, 1998,

                  CICA had ceded $1,273,000,000 in face amount of business to CG under this treaty.

                  CICA monitors the solvency of its reinsurers to minimize the risk of loss in the event of a failure by one of the parties. The primary reinsurers of CICA are large, well capitalized entities which have no current or prior history of financial difficulty.

            (b) INSURANCE ASSUMED. At December 31, 1998, CICA had in-force reinsurance assumed as follows:

                                                 TYPE OF         AMOUNT
                                                BUSINESS      IN-FORCE AT
         NAME OF COMPANY         LOCATION        ASSUMED      END OF YEAR
         ---------------         --------        -------      -----------
     Prudential Insurance         Newark,       Ordinary
     Company (Prudential)       New Jersey     Group Life     $333,719,000

                  The reinsurance agreement with Prudential provides for CICA to assume a portion of the insurance under a group insurance policy issued by Prudential to the Administrator of Veterans' Affairs. CICA's portion of the total insurance under the policy is allocated to CICA in accordance with the criteria established by the Administrator. The agreement continues in full force and effect at December 31, 1998.

                  CICA has also entered into a Serviceman's Group Life Insurance Conversion Pool Agreement with Prudential, under the above described agreement, whereby CICA assumed a portion of the risk of Prudential under the group policy due to excess mortality under the conversion pool agreement resulting from issuing conversion policies as prescribed for membership in the conversion pool.

                  INVESTMENTS

                  State insurance statutes prescribe the quality and percentage of the various types of investments which may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate and mortgage loans by certain specified percentages. CICA's invested assets at December 31, 1998 were distributed as follows: fixed maturities - 86.3%, equity securities - 0%, mortgage loans - 0.9%, policy loans - 12.7%, government insured student loans - 0%, short-term investments - 0% and other long-term investments - 0.1% (see
                  Note 2 of the "Notes to Consolidated Financial Statements"). CICA did not foreclose on any mortgage loans in 1998. All mortgage loans are supported by independently appraised real estate. The investment policy of CICA with regard to mortgage loans is consistent with the provisions of the Colorado Insurance Code.

                  At December 31, 1998, 85.1% of CICA's investments in fixed maturities were comprised of U.S. Treasury securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage-backed securities, compared to 85.7% at December 31, 1997. Of these mortgage-backed securities, all were guaranteed by U.S. government agencies or corporations that are backed by the full faith and credit of the U.S. government or that bear the implied full faith and credit of the U.S. government.

                  REGULATION

                  CICA is subject to regulation and supervision by the insurance department of each state or other jurisdiction in which it is licensed to do business. These departments have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of marketing persons, the approval of policy forms, the advertising and solicitation of insurance, the form and content of mandatory financial statements, the reserve requirements, and the type of investments which may be made. CICA is required to file detailed annual reports with each such insurance department, and its books and records are subject to examination at any time. In accordance with state laws and the rules and practices of the National Association of Insurance Commissioners, CICA is examined periodically by examiners of its domiciliary state and by representatives (on an "association" or "zone" basis) of the other states in which it is licensed to do business. An examination began in late 1997 and concluded in 1998 for the five years ended December 31, 1996, by a public accounting firm under contract with and supervision by the Colorado Division of Insurance. CICA is audited annually by an independent public accounting firm.

                  Various states, including Colorado, have enacted "Insurance Holding Company" legislation which requires the registration and periodic reporting by insurance companies which control, or are controlled by, other corporations or persons. Under most of such legislation, control is presumed to exist with the ownership of 10% or more of an insurance company's voting securities. CICA is subject to such regulation and has registered under such statutes as a member of an "insurance holding company system." The legislation typically requires periodic disclosure concerning the transactions between the registered insurer, the ultimate controlling party, and all affiliates and subsidiaries of the ultimate controlling party, and in many instances requires prior approval of intercorporate transfers of assets (including in some instances payment of dividends by the insurance subsidiary) within the holding company system.

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

                  CICA's marketing plan stresses making available dollar-denominated life insurance products available to high net worth individuals residing in foreign countries and the sale of individual, whole life and supplemental accident and health products to United States residents. A large percentage of CICA's first year and renewal life insurance premium income during 1997 and 1998 came from the international market. See "Business of CICA - Geographical Distribution of Business." Management believes CICA to be a significant competitor in the international market and attributes its success in penetrating that market to the expertise of management, the uniqueness of its life insurance products and competitiveness of its pricing methods.

                  CICA faces offshore competition from numerous American life insurance companies that also sell U.S. dollar denominated policies to non-U.S. citizens, with no one company being dominant in the market. Some companies may be deemed to have a competitive advantage due to histories of successful operations and large agency forces. Management believes that its experience, combined with the special features of its unique policies, allows CICA to compete effectively in pursuing new business.

                  Management believes that CICA competes indirectly with non-U.S. companies, particularly with respect to Latin American companies. CICA, as a U.S. domestic insurer paying claims in U.S. dollars in the U.S., has a different clientele and product than foreign-domiciled companies. CICA's product is usually acquired by persons in the top 5% of income of their respective countries. The policies sold by foreign companies are sold broadly and are priced based on the mortality of the entire populace of the respective geographic region. Because of the predominance of lower incomes in most of these countries, the mortality experience tends to be very high on the average, causing mortality charges which are considered unreasonable based on the life mortality experience of the upper five percent of income of the population.

                  Additionally, the assets that back up the policies issued by foreign companies are invested in the respective countries, and thus, are exposed to the inflationary risks and economic crises that historically have impacted many foreign countries. Another reason that CICA experiences an advantage is that many of its policyholders desire to transfer capital out of their countries due to the perceived financial strength and security of the United States by foreigners. Also, CICA competes indirectly with other U.S. and European insurers in countries where CICA's insureds reside. CICA's experience has been that its market niche is in attracting insureds who want the safety and security of a U.S. domestic insurer. Management of CICA considers it to be difficult and speculative to estimate the potential of the foreign market for U.S. insurers. However, based upon the volume of new premium generated by CICA that originates from many countries in Latin America, management believes that CICA receives a substantial share of such business. However, CICA does not have market share data to confirm management's belief.

                  In CICA's block of accident and health insurance (6.5% of total premium income), it is in competition with many insurance companies as well as with voluntary and government-sponsored plans for meeting hospitalization and medical expenses such as Blue Cross/Blue Shield, "Medicare" and "Medicaid." Future expansion of such programs or the establishment of additional government health programs could adversely affect the future of accident and health insurance on CICA's books, most of which has been acquired in the acquisition of other companies.

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

         (iii)    BUSINESS OF CTI

                  CTI is a wholly-owned subsidiary of CICA and engages in the business of providing data processing services and acquisition and leasing of furniture and equipment for its parent as well as data processing services and software to other companies. Pursuant to an Information Systems Management and Services Contract dated October 1, 1991, CTI provides data processing services to the Company for a fixed fee of $53,000 per month. In August, 1997, this fee was increased to $85,000 per month to reflect the growth in the Company's business. As of and for the year ended December 31, 1998, CTI's total assets were $933,000 and revenues were $1,057,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

         (iv)     BUSINESS OF III

                  In August, 1993, Citizens sold the stock of III to CICA for its book value. CICA subsequently contributed debit balances receivable of approximately $169,000 to III. III collected such receivables and, as additional consideration, received an airplane which it operates for Citizens and CICA. As of and for the year ended December 31, 1998, III's total assets were $1,250,000 and revenues were $770,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

         (v)      BUSINESS OF USLIC

                  USLIC is a Mississippi-domiciled life and accident and health insurer offering whole life products and specialty accident and health products to residents of the

                  Southeastern United States. USLIC is licensed in the states of Alabama, Arizona, Arkansas, Georgia, Indiana, Louisiana, Mississippi, New Mexico, Oklahoma, Tennessee and Texas.

                  As of December 31, 1998, USLIC had $34,243,000 of life insurance in force, of which $21,319,000 was reinsured and $12,924,000 retained. The maximum retention by USLIC on any one life for life insurance policies is $20,000. All of the accidental death benefit coverage is reinsured.

                  USLIC historically offered customary forms of life insurance, including non-participating whole life, decreasing term, level term policies, supplementary health policies and a participating whole life policy. Its leading life policy in the past has been the "Lifetime Accumulator," a participating whole life insurance policy. This policy differs from the usual offering of life insurance in that the premium is uniform but the amount of insurance varies by the age of the proposed insured. The product was sold, therefore, in premium units rather than in face amount units. While this policy was written only on persons at ages 0 - 40, other life insurance products were offered at ages 0 - 70.

                  Since 1994, USLIC has developed several new supplementary health insurance products, i.e., cancer, hospital indemnity, mental illness, outpatient sickness, catastrophic illness, emergency accident, intensive care and disability income and Medicare supplement. Premiums are employer paid or paid through payroll deduction. USLIC can issue life insurance on a rated premium substandard basis up through Table 16 (400% extra mortality), but in so doing it will reinsure all of the risk. USLIC only issues through Table 4 (100% extra mortality) on its Lifetime Accumulator policy to improve the mortality and potential profitability on that product line. The substandard risks are those that by reason of health, occupation or avocation fall outside the normal anticipated mortality levels of the general population as developed by the actuarial sciences. It reinsures all of its accidental death risk. USLIC also has a reinsurance agreement on its cancer policy which limits its claim risk to $25,000 in any calendar year on any one claim. It also reinsures various amounts on several other health products.

                  USLIC's selling efforts are not usually concentrated on any one economic, occupational, hazard or age group. The marketing territory is Alabama, Arkansas, Louisiana, Mississippi, Oklahoma, Tennessee and Texas. USLIC's products are generally competitive with those of other insurers in those states.

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

                  Through 1993, USLIC had written primarily the Lifetime Accumulator, which accounted for approximately 98% of premium income. From late 1993 through 1996, USLIC shifted its marketing thrust to non-participating ordinary life products and supplementary accident and health and group dental products. In 1997 and 1998, virtually all sales were supplemental accident and health or group dental products. For 1998, 12.5% of premium income was from life policies and 87.5% was from accident and health policies, and in 1997, 22.8% of premium income was from life products, and 77.2% from accident and health.

                  INVESTMENTS

                  USLIC invests and reinvests certain of its reserves and other funds. The investments of USLIC are limited as to type and amount by the Mississippi insurance laws which are designed to insure prudent investment policies.

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

                  The administration of USLIC's investment portfolio is handled by the same outside investment manager as CICA's, with all trades approved by a committee of the Board of Directors. The guidelines used require that bonds, both government and corporate, are of high quality and comprise a majority of the investment portfolio. The assets selected are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for USLIC to meet its policyholder obligations. The type, quality and mix will enable USLIC to compete in the life insurance marketplace and to provide appropriate interest margins.

                  USLIC has classified all its investments as securities available-for-sale which are carried at fair value.

                  REINSURANCE

                  As is customary among insurance companies, USLIC will reinsure with other companies' portions of the life insurance risks it will underwrite. The primary purpose of reinsurance agreements is to enable the company to reduce the amount of its risk on any particular policy and, by reinsuring the amount exceeding the maximum amount the insurance company is willing to retain, to write policies in amounts larger than it could without such agreements. Even though a portion of the risk may be reinsured, USLIC will remain liable to perform all obligations imposed by the policies issued by it and is liable if its reinsurer should be unable to meet its obligation under the reinsurance agreements. USLIC's general policy is to reinsure business with insurance companies with an A.M. Best and Company rating of "A" or better.

                  USLIC's life reinsurance is being ceded through automatic and facultative treaties with two unaffiliated insurance companies, Businessmen's Assurance Company, Kansas City, Missouri, and Optimum Re Insurance Company, Dallas, Texas. At December 31, 1998, USLIC had ceded to BMA, $9,992,000 in face amount, and $11,327,000 to Optimum Re. It is the practice of USLIC to reinsure all accidental death benefit risks that are written. USLIC has a reinsurance agreement with Reliastar Financial Corporation, Minneapolis, Minnesota, providing coverage of claims in excess of various amounts on several of USLIC's accident and health policies. Approximately $336,000 in premiums were ceded under this treaty in 1998.

                  RESERVES

                  USLIC has set up actuarially computed reserves as liabilities to meet the obligations on the policies it writes. These reserves are the amounts which, with additions from premiums to be received and with interest in such reserves, compounded annually at certain assumed rates, are calculated to be sufficient according to accepted actuarial principles to meet policy obligations as they mature. The various actuarial factors are determined from mortality tables and interest rates in effect when the policies are issued. The reserves to be included in statutory filings will be valued on a basis that meets the requirements of law in Mississippi. USLIC receives an independent actuarial certification of its reserves prepared in accordance with both GAAP and statutory practices.

                  REGULATION

                  Mississippi insurance laws and regulations generally govern the accounting practices and prescribe the procedures and forms for financial reports of insurance companies prepared on a statutory accounting basis and filed with the Insurance Department. Reports prepared in accordance with the prescribed or permitted statutory accounting practices are primarily intended to insure the ability of an insurance company to meet its obligations to policyholders and do not necessarily reflect going concern value. Balance sheets prepared in accordance with statutory accounting practices are designed primarily to reflect the financial position of insurance companies from the standpoint of solvency. Certain of the prescribed or permitted accounting practices differ in some respects from generally accepted accounting principles followed by other business enterprises in determining financial position and results of operations.

                  The insurance laws of Mississippi also provide that a life insurance company will be assessed a lower premium tax if up to 25% of the life company's investments are in Mississippi securities. The management of USLIC has invested its assets in a manner to incur the lower tax rate.

                  In common with other insurance companies operating in Mississippi, USLIC is subject to the regulation and supervision of the Mississippi Insurance Commissioner. After making application for admission and receiving proper license, USLIC may operate in other states and, at that time, will be subject to regulation and supervision in any other state where it may be permitted to transact business. Such regulation is primarily for the benefit and protection of insurance policyholders. Broad administrative powers are possessed by the Mississippi Department of Insurance and other supervising agencies. Although the powers differ from state to state, in general they include authority to grant and revoke licenses to transact business, to be an agent, to supervise premium rates, to approve the form of insurance contracts, to supervise the form of financial statements filed with such agency, to regulate capital requirements, to regulate insurable interest on one life and to require the filing of detailed annual reports. USLIC's business and accounts are subject to examination by the Mississippi Department of Insurance, which conducted an examination of the three years ended December 31, 1996 during 1997. Such regulation includes the filing of financial statements by USLIC, periodic reporting and examination by the insurance regulatory authorities, and review of transactions between members of the holding company group.

                  At December 31, 1998, USLIC's capital and surplus, while above the minimum levels required by law, was below that required by several states to continue to write new business. Additionally, its Risk-Based Capital Ratio fell below 200%, the minimum action level. Immediately upon realization of this circumstance, management caused a $600,000 capital contribution to be made to USLIC to increase its capital and surplus to an amount greater than that required by every state in which it is licensed to do business. Additionally, USLIC has subsequently determined that the claim reserves used in its 1998 Annual Statement filed with regulatory authorities was approximately $250,000 overstated, and expects to file amended financial statements which will further strengthen USLIC's statutory position.

         (vi)     BUSINESS OF FHA

                  Formed in 1989, FHA, formerly Funeral Homes of Louisiana, owns and operates a funeral home in Baker, Louisiana. Constructed in 1992, the Baker Funeral

                  Home constitutes the primary business function of FHA. At December 31, 1998, FHL had total assets of $565,000 and total annual revenues of $349,000.

         (vii)    BUSINESS OF CILIC

                  CILIC is an Illinois domiciled life insurer admitted to do business in four states. Dormant for several years, the Company services a closed block of life insurance policies. At December 31, 1998, CILIC had assets of $3.1 million and annual revenues of $200,000.

         (viii)   BUSINESS OF NSLIC

                  NSLIC was acquired in November, 1997 by Citizens. Domiciled in Arlington, Texas, NSLIC's revenues have historically been derived from revenues generated by the sale of ordinary whole life insurance, individual supplemental and major medical health insurance and credit insurance and investment income. During the year ended December 31, 1998, 7.4% of premium revenue was attributable to life, endowment and term insurance; 18.1% to credit insurance; and 74.5% to accident and health insurance. All of the life insurance in force is non-participating.

                  In recent years, NSLIC's sales efforts have centered on a major medical supplemental hospitalization policy and its credit business. The claims incurred on the accident and health policy to date are below the level anticipated in the development and pricing of the product. The credit business is sold primarily through a chain of furniture stores in Texas. As a result, the average contract size is relatively small, and the average duration is approximately three years. Beginning in 1998, sale of the major medical products was discontinued.

                  During 1998, management discontinued selling the limited major medical products that NSLIC's prior management had begun to introduce in 1997. Management believes that the level of surplus and asset size of NSLIC are not sufficient to support the potential volatility that is inherent in such types of business. As such, NSLIC's marketing efforts are focused solely on the expansion of existing credit life and credit accident and health business.

                  GEOGRAPHICAL DISTRIBUTION OF BUSINESS

                  For the year ended December 31, 1998, 97.3% of NSLIC's total premium income was derived from residents of Texas and 2.6% from Louisiana residents. For 1997, 96.6% of total premium income was derived from residents of Texas; and 3.3% from Louisiana residents.

                  MARKETING OPERATIONS

                  NSLIC holds licenses to do business in three states - Texas, Oklahoma and Louisiana. NSLIC's operations are conducted through independent contractors, with a sales force of 142 representatives at December 31, 1998 and 218 at December 31, 1997.

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

       (a)        INSURANCE CEDED

                  NSLIC generally retains $20,000 of risk on any one person. As of December 31, 1998, the aggregate amount of life insurance ceded amounted to $5,276,000 or 10.6% of total direct life insurance in force. Additionally, NSLIC ceded $1,169,000 of accident and health premium (approximately 32.9% of NSLIC's total A&H premium). NSLIC is contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations reinsured.

                  As of December 31, 1998, NSLIC had in effect automatic reinsurance agreements that provide for cessions of ordinary insurance from NSLIC. Additionally, NSLIC has reinsurance treaties in force with several reinsurers of life and accident and health insurance. These treaties provide for both automatic and facultative reinsurance of standard and substandard risks ceded to them by NSLIC for life, accident and health and supplemental benefits above NSLIC's retention limit on a yearly renewable term basis.

                  A treaty with Employers Reassurance (ERC) has historically been the primary vehicle utilized by NSLIC for its life business. A reinsurance treaty with Continental Assurance Company covers virtually all of NSLIC's accident and health business.

                  NSLIC closely monitors the solvency of its reinsurers to minimize the risk of loss in the event of a failure by one of the parties. The primary reinsurers are large, well capitalized entities which have no current or prior history of financial difficulty.

                  INVESTMENTS

                  State insurance statutes prescribe the quality and percentage of the various types of investments which may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate and mortgage loans by certain specified percentages. NSLIC's invested assets at December 31, 1998 were distributed as follows: fixed maturities - 99.8%, equity securities - 0%, mortgage loans - 0%, policy loans - 0.2%, short-term investments - 0%.

                  REGULATION

                  NSLIC is subject to regulation and supervision by the insurance department of each state or other jurisdiction in which it is licensed to do business. These departments have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of marketing persons, the approval of policy forms, the advertising and solicitation of insurance, the form and content of mandatory financial statements, the reserve requirements, and the type of investments which may be made. NSLIC is required to file detailed annual reports with each such insurance department, and its books and records are subject to examination at any time. In accordance with state laws and the rules and practices of the National Association of Insurance Commissioners, NSLIC is examined periodically by examiners of its domiciliary state and by representatives (on an "association" or "zone" basis) of the other states in which it is licensed to do business. NSLIC's most recent examination which was completed during 1998, was for the three years ended December 31, 1997, by the Texas Department of Insurance. NSLIC is audited annually by an independent public accounting firm.

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

                  At December 31, 1998, NSLIC's capital was impaired by approximately $131,000. Additionally, its Risk-Based Capital Ratio fell below 200%, the minimum action level. Immediately upon realization of this circumstance, management caused a $500,000 capital contribution to be made to NSLIC to increase its capital and surplus to an amount greater than that required by every state in which it is licensed to do business. Additionally, NSLIC has subsequently determined that the claim reserves used in its 1998 Annual Statement filed with regulatory authorities was approximately $1,000,000 overstated, and expects to file amended financial statements which will further strengthen its statutory position.

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


ITEM 2.           DESCRIPTION OF PROPERTIES

                  CICA owns its principal office in Austin, Texas, consisting of an 80,000 square foot office building. Approximately 33,000 square feet is occupied by CICA and its affiliates with the remainder of the building being leased. At December 31, 1998, the occupancy rate of the property was 100%.

                  CICA also owned 1.10 acres of land with a 13,000 square foot office building which previously served as the Company's executive offices. The property, with a book value of $104,000, was sold for cash in 1998 for $850,000.

                  During 1995, CICA acquired through foreclosure, a 7,500 square foot office property in Wheatridge, Colorado for $116,000. Subsequently, the Company renovated the property, bringing its investment to $230,000. The property was sold for $275,000 in 1998, with the Company retaining a $240,000 first lien.

                  Through the acquisition of American Liberty Financial Corporation described above, the Company also owns a 6,324 square foot funeral home in Baker,

                  Louisiana with a total cost of $473,000. This facility is owned and operated by a subsidiary, FHA.

                  AIN owned a 13,000 square foot building in a suburb of Jackson, Mississippi. In March, 1998, this building was sold for $537,000, a gain of approximately $50,000 with CICA making a $430,000 mortgage loan.


ITEM 3.           LEGAL PROCEEDINGS


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

                  The lawsuit was filed by four individuals who purchased from ALLIC, prior to August 1, 1986, life insurance policies on their children and grandchildren. In the complaint, plaintiffs alleged that the insurance policies were fraudulently misrepresented to be "retirement" and "insured savings" plans in which, after six or seven years, additional premiums would be unnecessary and monthly retirement income would be generated for plaintiffs. Plaintiffs also alleged other causes of action including breach of contract and are seeking rescission, unspecified damages, interest and attorneys' fees. Prior to the class certification ruling, rescission of the insurance policies purchased by the four plaintiffs would have resulted in a total payment of $31,000 (including 33% for contingent attorneys' fees). The activities described in plaintiffs' complaint allegedly occurred over 10 years ago with respect to certain types of insurance policies sold by an independent general agent. Prior to its recent merger into Citizens' principal subsidiary, CICA, ALLIC was a separate subsidiary of Citizens since its acquisition in September 1995. In October, all claims were settled for $75,000.

                  In March 1999, the Company was served with a summons regarding an action entitled Berdeaux Living Trust v. First Investors Group, Inc., Donald L. Dennis, H. Marie Dennis, Winona Drewes and Citizens, Inc. in U.S. District Court, Southern District of Illinois. The complaint alleges that the defendants defrauded the plaintiffs and other persons who were preferred shareholders of First Investors Group, Inc. in connection with an acquisition of First Investors completed by the Company in early 1999. In the acquisition, the Company issued approximately

                  610,000 shares of its Class A Common Stock to shareholders of First Investors pursuant to a registration statement declared effective by the Securities and Exchange Commission in December 1998. The plaintiffs are seeking class action certification on behalf of the approximately 1,860 persons who where preferred shareholders of First Investors. Damages are alleged based upon alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and the Illinois securities laws as well as under Illinois common law fraud and against the defendants other than the Company, for breach of fiduciary duty. The Company is preparing an answer which vigorously denies the allegations, and it believes the case is without merit.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to shareholders of Citizens during the fourth calendar quarter of 1998.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

                  Citizens' Class A common stock is traded on the American Stock Exchange (AMEX) under the symbol CIA. The high and low prices per share as supplied by the Amex Monthly Statistical Report are as follows.

                                                         1998                          1997
                                              ---------------------------     -----------------------
                       QUARTER ENDED             HIGH            LOW            HIGH          LOW
                   -----------------------    -----------     -----------     ---------     ---------
                   March 31                      $6.81           $5.69         $8.81         $7.63
                   June 30                        6.44            6.00          8.13          7.25
                   September 30                   6.09            5.56          7.88          7.19
                   December 31                    6.00            5.25          7.56          6.38

                   As of December 31, 1998, the approximate number of record owners of Citizens' Class A common stock was 19,000. Management estimates the number of beneficial owners to be approximately 57,000.

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

                                                                  YEAR ENDED DECEMBER 31,
                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
                                       ------------------------------------------------------------------------
                                          1998            1997           1996            1995           1994
                                          ----            ----           ----            ----           ----
NET OPERATING REVENUES                 $  72,685       $  65,027      $  63,822       $  53,130      $  49,212
NET INCOME (LOSS)                      $  (6,721)      $   3,426      $   2,214       $   2,750      $   4,175
NET INCOME (LOSS) PER                  $    (.31)      $     .16      $     .11       $     .16      $     .25
  SHARE
TOTAL ASSETS                           $ 253,384       $ 249,519      $ 218,277       $ 209,308      $ 149,798
NOTES PAYABLE                          $     333       $     937      $     489       $     773      $     712
TOTAL LIABILITIES                      $ 178,480       $ 169,938      $ 151,394       $ 144,595      $ 114,742
TOTAL STOCKHOLDERS' EQUITY             $  74,904       $  79,581      $  66,883       $  64,713      $  35,056
BOOK VALUE PER SHARE                   $    3.50       $    3.71      $    3.29       $    3.24      $    1.99

         See Part I (b) - Financial information regarding the insurance business and Item 7 - Management's Discussion and Analysis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  On October 28, 1996, Citizens announced that it had signed definitive written agreements for the acquisition of American Investment Network, Inc. ("American"), a Jackson, Mississippi, based life insurance holding company and parent of United Security Life Insurance Company ("USLIC") with $7.5 million in assets, $3.4 million of stockholders' equity, revenues of $3.2 million and $67 million of life insurance in force. Approximately 700,000 Citizens' Class A common shares were issued in connection with the transaction, which was accounted for as a purchase. The transaction closed on June 19, 1997.

                  On August 13, 1997, Citizens signed a definitive agreement to acquire 100% of the outstanding shares of National Security Life and Accident Insurance Company ("NSLIC") of Arlington, Texas for $1.7 million in cash and restricted stock. The transaction closed in November, 1997.

                  On September 15, 1998 Citizens and First Investors Group, Inc. ("Investors") of Springfield, Illinois reached an agreement wherein Citizens would acquire 100% of the outstanding preferred and common shares of Investors for shares of Citizens' Class A Common stock. Investors is the parent of Excalibur Insurance Corporation, also of Springfield, Illinois ("Excalibur"), and has consolidated assets of approximately $3.2 million, annual revenues of $201,000 and capital of

                  $3.1 million. Pursuant to the terms of the Agreement, which was approved by the Illinois Department of Insurance on October 13, 1998 and the shareholders of Investors on January 26, 1999, Citizens issued one share of Citizens Class A Common stock for each 6.6836 shares of Investors common and preferred stock issued and outstanding. Citizens issued approximately 610,000 shares of its Class A Common stock to consummate the transaction.


                  RESULTS OF OPERATIONS

                  A net loss of $6,720,693, or $0.31 per share was incurred during 1998, compared to net income of $3,425,523 or $.16 per share in 1997 and net income of $2,213,726 or $.11 per share in 1996.


                  A non-recurring charge to goodwill of $9.5 million recorded in the third quarter of 1998 caused the 1998 loss. The writedown was related to goodwill recorded in the 1995 acquisition of American Liberty Financial Corporation. The writedown was caused by a decline in new production from insurance agents formerly associated with American Liberty. Subsequent to the 1995 acquisition, management implemented a 45% reduction in commissions paid to these agents in order to preserve profitability of the accident and health business which was negatively impacted by (i) changes in state laws that established minimum claims ratios, and (ii) a mandated change in interest rates used to compute reserves. In addition, as a result of a merger of American Liberty into CICA during 1997, new policy sales were delayed because CICA had to resubmit policies formerly sold by American Liberty for approval in each of the states in which the policies were sold by American Liberty. Accordingly, the Company experienced what was believed to be a temporary decline in new production of American Liberty. The Company continued to monitor production associated with these products, for which the primary marketing efforts occur during the months of June to September, due to the nature of the policies sold. As a result of obtaining the necessary policy approval and increased sales efforts during 1998, management was successful in reviving production from some of the largest producers of American Liberty. However, management's estimate of future production was reevaluated during the quarter ended September 30, 1998 based upon the sales activity of the products sold during that quarter, the size of the active agency force, and the anticipated future production to be achieved in subsequent years. As a result of this evaluation, the writedown was recognized.


                  Management continues to monitor production associated with these products. As a result of obtaining the necessary policy approvals by CICA in 1997 and increased sales efforts during 1998, management was successful in reviving production from some of the largest producers of American Liberty. Estimates of future production will continue to be reevaluated based upon the sales activity of the products sold, the size of the active agency force, and the anticipated future production. Management has been successful in returning the largest producing marketing organization of American Liberty to production and anticipates continuing increases in new production in 1999, compared to amounts seen in 1997 and 1998.

                  Total revenues for the year ended December 31, 1998 were $72,684,915 compared to $65,027,298 in 1997 , an increase of
                  11.8%. In 1996 revenues were $63,822,160. The inclusion of the revenues from USLIC and NSLIC for the entire year was the primary reason for the increase during 1998. Decreased writing of new business by CICA in the international market and by ALLIC domestically was offset by the premium revenues of USLIC and NSLIC, which contributed to the increase in revenue in 1997. Additionally, only six months of revenues of USLIC and only one month of NSLIC's revenues are included in the 1997 results. However, economies of scale created by the combination of companies contributed to the increase in 1997 income.

                  Premium income reached $59,154,329 in 1998, a 6.8% increase over the $55,362,616 in 1997. The 1997 amounts were a 1.9% increase over the previous year when premium income totaled $54,303,445. Declines in the production of international premium by CICA and domestically by ALLIC's former marketing operations during 1997 resulted in a nominal increase in 1997 compared to 1996. Additionally, as stated above, the results for USLIC and NSLIC were not included for the entire year 1997. In January, 1998, CICA introduced a new line of international products known as the Millennia 2000 series. Management believes that these products will be well received in the marketplace; however, in 1998, CICA's international sales were hampered due to the contraction of several Latin American economies as well as increased competition from new local insurance companies who are subsidiaries of large U.S. insurers.

                  It is management's belief that CICA, utilizing the marketing representatives who previously represented ALLIC, is better served to continue to exploit its niche selling specialty accident and health life products through existing distribution channels. The acquisition of USLIC also brings capable sales forces that have historically sold similar products; therefore, management believes that the ability to "cross-sell" products between companies is high.

                  During 1998, management discontinued selling the limited major medical products that NSLIC's prior management had begun to introduce in 1997. Management believes that the level of surplus and asset size of NSLIC are not sufficient to support the potential volatility that is inherent in such types of business. As such, NSLIC's marketing efforts are focused solely on the expansion of existing credit life and credit accident and health business.

                  Net investment income increased 12.4% during 1998 to $11,279,125 from $10,038,736 during 1997. The 1997 results were up 9.29% compared to the $9,185,506 earned in 1996. The 1998 and 1997 results reflect the continuing expansion of the Company's asset base as well as the actions taken in previous years to change the mix and duration of the Company's invested assets. Overall, the duration was increased to approximately
                  5.19 years from 4 years.

                  The low yields available in the bond market during the Company's growth period have made it difficult to increase the return on the Company's invested assets without exposing the portfolio to undue risk.. Management hired the investment advisory firm of Asset Allocation and Management, Inc. of Chicago ("AAM"), Illinois in late 1995 to manage the Company's fixed maturity portfolio. During 1996, a nominal reconfiguration was begun. In lieu of purchasing U.S. Treasury instruments, the Company began to purchase U.S. Government guaranteed mortgage pass-through securities. This program continued throughout 1998. Management expects to continue this strategy throughout 1999 as opportunities present themselves.

                  Overall policyholder dividends increased to $3,025,746 in 1998, up 8.7% over 1997 when such benefits were $2,782,215. The 1997 amounts represented an increase of 18% compared to $2,363,201 in 1996. The 1997 growth is primarily due to the acquisition of USLIC, which increased the current year results by approximately $397,000. Virtually all CICA's policies that have been sold since 1989 are participating. However, sales of credit life by NSLIC are non-participating and have had the effect of lowering the overall growth in dividends. Participating policies represent a large majority (71%) of the Company's business in-force, although the percentage of participating business has declined from approximately 91% due to the acquisitions in recent years. Additionally, due to the disruption in the Argentine market mentioned above and the lower than usual persistency in that market, the growth in overall dividends has been slowed as policies lapse before the dividend amount can grow. Management expects continued growth in this item due to the fact that CICA will continue to focus on participating products internationally, subject to factors such as persistency and future sales, although dividends are factored into the policies, although dividends are factored into the policies.

                  Claims and surrenders increased to $31,592,740 in 1998, an increase of 13.4% over 1997 when such benefits were $27,852,907. In 1996 claims and surrenders were $25,919,054.
                  The increase in benefits can be attributed to the inclusion of NSLIC and USLIC for an entire year in 1998, as well as increases in accident and health benefits attributable to the respective blocks of business of these companies. Death benefits increased to $5,150,647 in 1998, up from $4,475,083 in 1997, and $3,667,159 in 1996. The 1998 increase can be traced directly to the inclusion of NSLIC and USLIC for an entire year. During 1998, claims on NSLIC were $421,801, while claims from USLIC were $35,570. The increase in such claims in 1997 does not appear to be due to any trend. Rather, it is the result of the growing block of business written by the Company. Additionally, the pre-need and burial policies formerly sold by ALLIC were marketed to an older clientele and as such, higher claims are anticipated and factored into the product. The Company has historically adhered to a strict underwriting policy which requires complete medical examinations on all applicants who are foreign residents, except children, regardless of age or face amount of the policy applied for. For 1996 and future years, management initiated a change to more selective medical examinations in conjunction with dry spot blood tests and extensive medical questions on the application in order to lower the cost of new business without sacrificing necessary information for the underwriter. Additionally, X-rays and electrocardiograms are required depending on age and face amount of the policy. On all policies of $150,000 or more, inspection reports are required which detail the background resources and lifestyle of the applicant. The Company has developed numerous contacts throughout Latin America with which its underwriters can validate information contained in the application, medical or inspection report.

                  Accident and health benefits grew to $6,160,966 in 1998 from $2,963,636 in 1997. Such claims were $1,719,244 in 1996. The increase reflects the growing block of accident and health premium on the Company's books, and more specifically the inclusion of NSLIC and USLIC for the entire year. Claims on USLIC's A&H benefits were $2,513,680, while NSLIC's were $1,653,367. In 1997, the addition of USLIC and NSLIC contributed approximately $740,000 to the benefit amounts. In 1996, the acquisition of ALLIC caused such benefits to increase sharply because of the volume of A&H premium on ALLIC's books compared to the amount on CICA's books. During the second half of 1998, the Company experienced a significant increase in the volume of claims which resulted in a backlog. During the fourth quarter of 1998, management increased the number of individuals processing claims from approximately 13 to 30. Management believes the Company will be current on its claims processing in the second quarter of 1999. In the meantime, significant effort has been made to ensure that the pending claims reserve and provisions for incurred but not reported claims are conservative and reasonable.

                  Endowment expense grew to $5,258,881 in 1997 from $5,192,607 in 1996. In 1998, such expenses declined to $5,027,937. Beginning in late 1990, Citizens introduced a new series of plans called "Ultra Expansion Plus" which carried an immediate endowment benefit of an amount elected by the policyowner. This endowment is factored into the premium of the policy and is paid annually. The relatively small increase from 1996 to 1997 and the decline in 1998 reflects the decline in production of this policy over the last three years.

                  In 1998, policy surrenders remained flat at $14,481,335. Policy surrenders were $14,322,593 in 1997, compared to $14,421,683 in 1996. The decrease in 1997 and relative stability in 1998 is, in the opinion of management, the result of a campaign begun in mid-1997 to inform policyowners about the benefits of their policies.

                  Other claim expenses amounted to $1,020,410 in 1998, $848,093 in 1997 and $918,361 in 1996. These expenses are comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits.

                  During 1998, commissions increased to $12,501,426 from $11,918,192. In 1996, commission expense was $12,447,664. The majority of such amounts paid relates to first year commissions which were $8,169,835, $8,120,748, and $8,677,297 in 1998, 1997, and 1996, respectively. The 1996 increases relate to improved sales activity in CICA and approximately $1.5 million associated with ALLIC. The decline in first year commissions reflected in 1998 and 1997 compared to 1996 relates to the slowdown in new sales discussed earlier. Additionally, the increase in new sales of accident and health and credit business contributed to the decline. These products typically carry lower commissions than do ordinary life products.

                  Underwriting, acquisition and insurance expenses increased to $11,079,065 compared to $6,992,402 in 1997 and $9,500,973 in
                  1996. Approximately $2.5 million of the increase in 1998 relates to the inclusion of NSLIC and USLIC for the entire year. Additionally, because of the increased claims volume mentioned above, management was forced to significantly increase staff size and thus overhead on a temporary basis. Due to the consolidation of ALLIC's operations with CICA, management was able to achieve significant reductions in expenses through economies of scale which were reflected in the 1997 results.

                  In order to convert a majority of CICA's marketing overhead from fixed to variable, management contracted in early 1997 with an independent international marketing company to serve as managing agent for the Company's international marketing activities. This firm receives an overriding commission on all new business sold internationally in exchange for the absorption of all marketing management and promotion activities. Management has utilized firms such as this in previous periods with great success at obtaining increases in sales and expense reductions.

                  Capitalized deferred policy acquisition costs were $7,941,829 in 1998, $9,804,022 in 1997, and $10,531,222 in 1996. The
                  large drop in 1998 reflects the sale of accident and health products described above which carry lower levels of commission and thus capitalization. The decline in amounts in 1997 reflects the lower level of new sales experienced during the year, as well as the lower interest rate environment. Amortization of these costs was $7,789,513, $9,630,705 and $10,221,917, respectively in 1998, 1997 and 1996.

                  Amortization of cost of insurance acquired and excess of cost over net assets acquired declined in 1998 to $2,100,433 from $2,305,127 in 1997. In 1996, such amortization was $1,398,859 in 1996. The increase in 1997 was attributable to the goodwill and cost of insurance recorded on the acquisitions of USLIC, NSLIC, ALLIC and IIH. As discussed above, management wrote off $9.5 million of the goodwill associated with the acquisition of American Liberty during the third quarter of 1998.

                  LIQUIDITY AND CAPITAL RESOURCES

                  Stockholders' equity decreased to $74,903,679 at December 31, 1998 from $79,581,698 in 1997. The loss from operations caused by the non-recurring charge offset improvement in the market value of the Company's fixed maturity portfolio and caused the decline in equity.

                  Invested assets grew to $176,572,123 in 1998 from $162,651,692 in 1997, an increase of 8.6%. The growth is attributable to the internal growth achieved by the Company. At December 31, 1998 and 1997, fixed maturities have been categorized into two classifications: Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available for sale which are valued at market. The Company does not have a plan to make material dispositions of fixed maturities during 1999; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out sales during 1999. Fixed maturities held to maturity, amounting to $5,606,374 at December 31, 1998 consist of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

                  In order to monitor the market risk associated with the Company's investment policy, management measures the sensitivity of the portfolio to instantaneous interest rate changes. At December 31, 1998, decreases in interest rates of 100, 200 and 300 basis points, respectively, would result in increases in market values of approximately $12,402,000, $19,666,000 and $23,588,000, respectively. Conversely, increases in rates of 100, 200 and 300 basis points would generate losses of $1,041,000, $7,484,000 and $13,738,000, respectively. Under either interest rate scenario the portfolio carries positive convexity.

                  The Company's mortgage loan portfolio, which constitutes 0.9% of invested assets at December 31, 1998 and 1997, has historically been composed of small residential loans in Texas. At December 31, 1998 and 1997, one mortgage loan with a principal balance of approximately $38,400 was in default. Management has established a reserve of $50,000 at December 31, 1998 and 1997 (approximately 3% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio. During the first quarter of 1999 while foreclosure on the above-referenced loan was in progress, the Company was notified that the property had been sold and a payoff of its lien was forthcoming.

                  Policy loans comprise 11.9% of invested assets at December 31, 1998 compared to 12.6% at December 31, 1997. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

                  Cash balances of the Company in its primary depository, Chase Bank of Texas, Austin, Texas, were significantly in excess of Federal Deposit Insurance

                  Corporation coverage at December 31, 1998 and 1997. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. Management does not believe the Company is at risk for such a loss. During 1999, the Company intends to utilize highly-rated commercial paper as a cash management tool to minimize excess cash balances and enhance return.

                  In February 1992, the Company paid cash for an 80,000 square foot office building in Austin, Texas to serve as its primary office. Renovation and remodeling of the property began in the third quarter of 1992 and the Company relocated to the building in September 1993. The Company occupies approximately 33,000 square feet of space in the building. The Company's former office property, consisting of approximately 13,000 square feet in Austin, with a carrying value of $104,000 was sold during 1998 for $850,000.

                  CICA owned 1,821,332 shares of Citizens Class A common stock at December 31, 1998 and 1997. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of December 31, 1997 and 1998, the Company valued the shares in accordance with prescribed statutory accounting practices. In the Citizens' consolidated financial statements, this stock is shown as treasury stock.

                  CICA had outstanding at December 31, 1998, a $333,333 surplus debenture payable to Citizens. For statutory accounting purposes, this debenture is a component of surplus, while for GAAP it is eliminated in consolidation. Citizens has recognized a liability for its related obligation to a bank in a like amount.

                  The NAIC has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting practices, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 1997, CICA, and CILIC were well above required minimum levels. NSLIC and USLIC fell below the 200% level as reported on their December 31, 1998 Annual Statement to insurance regulatory authorities. Management immediately made capital contributions to both companies to raise them above the minimum levels. Additionally, during the 1998 annual audit, it was discovered that the provisions for pending claims in both companies were overstated. Management expects to amend the 1998 statutory financial statements of USLIC and NSLIC to increase surplus by approximately $250,000 and $1,000,000, respectively as a result of the overstatement, bringing both companies further above the 200% level of RBC.

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

                  During the past 15 years, the Company has undertaken numerous major systems projects, including but not limited to, development of interactive, simulated-real-time transaction collection and user inquiry programs, conversion from CSC/Continuum's Life/70 to in-house developed core processing systems, transition from a Harris minicomputer to a Wang VS, transition from an IBM plug-compatible mainframe to a Wang VS and conversion of at least seven life and health insurance company operations to its systems. During 1998, Company personnel have successfully completed conversion of two insurance company operations, namely United Security Life Insurance Company and National Security Life and Accident Insurance Company, from non-compliant UNIX and IBM systems to systems designed and operated by Citizens. The Company's electronic systems department ("ESD") staff believes year 2000 issues will continue to be addressed as a top priority until the Company can certify its systems are Year 2000 compliant. The effort needed to complete the task is expected to be effected with existing staff by June 30, 1999, thus leaving ample time to assess and resolve any significant remaining issues.

                  Company personnel have been actively planning, identifying and resolving year 2000 issues for more than a year. These activities are expected to continue through the early part of 1999 with parallel testing and final remediation actions concluding within the second half of 1999.

                  In the late 1980's, the Company began developing software to routinely audit its data bases and its source code. These internal audit tools run daily and provide perpetual balancing of the Company's policy and agency master files to its general ledger. The source code audit tool has been an instrumental key to identifying system code that may need year 2000 remediation. By using this automated "bloodhound" combined with visual review of record and screen layouts/documentation, the Company's ESD staff have identified the "worst case" scenario for a year 2000 impact. Under this scenario, the Company does not expect material costs, because the remaining functions that could be non-compliant can be handled manually.

                  The overall expenditure for addressing year 2000 issues is minimal because all planning, remediation and testing have been, and will continue to be, performed with existing staff during normal business hours.

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

                  The Company believes it has addressed its Year 2000 concerns. The Company has developed contingency and recovery plans aimed at ensuring the continuity of critical business functions before, on and after December 31, 1999. The contingency and recovery planning is substantially complete. The Year 2000 contingency plans will be reviewed periodically throughout 1999 and revised as needed. The Company believes its Year 2000 contingency plan, coupled with existing "disaster recovery" and "business resumption" plans, minimize the impact Year 2000 issues may have on the organization

                  FINANCIAL ACCOUNTING STANDARDS

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

                  In June 1997, the FASB issued Statement 130 "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes the standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 is effective for fiscal periods beginning after December 15, 1997. Implementation has not had a material impact on the Company.

                  Also in June, 1997, Statement 131, "Disclosures about Segments of an Enterprise and Related Information," was issued by the Financial Accounting Standards Board. This Statement requires that companies disclose segment data on the basis that is used internally by management for evaluating segment performance and allocating resources to segments. This Statement requires that a company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It also requires various reconciliations of total segment information to amounts in the consolidated financial statements. The Company's current definition of its business segments, significant lines of business (life and health products), will be expanded to significant lines of business by geographic location of policyholder (international and domestic).

                  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                           RISK

                  Information required by this item is set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 8.           FINANCIAL STATEMENTS

                                 CITIZENS, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                                 PAGE
                                                                              REFERENCE
                                                                              ---------
Independent auditors' report                                                      5
Consolidated statements of financial position at
     December 31, 1998 and 1997                                                 46-47
Consolidated statements of operations
     - years ended December 31, 1998, 1997 and 1996                             48-49
Consolidated statements of stockholders' equity and comprehensive
     Income (loss) - years ended December 31, 1998, 1997 and 1996                 50
Consolidated statements of cash flows
     - years ended December 31, 1998, 1997 and 1996                             51-53
Notes to consolidated financial statements                                      54-77
Schedules at December 31, 1998 and 1997:

     Schedule II - Condensed Financial
     Information of Registrant                                                  78-80
Schedules for each of the years in the three-year
     period ended December 31, 1998:

         Schedule IV - Reinsurance                                                81


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

                                    PART III

Items 10, 11, 12, and 13 of this Report incorporate by reference the information in the Company's definitive proxy material under the headings "Stock and Principal Stockholders," "Control of the Company," "Election of Directors," "Executive Officers," "Executive Officer and Director Compensation" and "Certain Reports" to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

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

       (a)     3 EXHIBITS

                                                                                                          EXHIBIT
  EXHIBIT NO.                                          DESCRIPTION                                        PAGE NO.
  -----------                                          -----------                                        --------
      (1)               Underwriting Agreement                                                              N/A
      (2)               Plan of acquisition, reorganization, arrangement, liquidation or succession         (e)
      (3)               3.1    Articles of Incorporation; as amended                                        (d)
                        3.2    Bylaws                                                                      Filed
                                                                                                          herewith
      (4)               Instruments defining the rights of security holders, including indentures           N/A
      (5)               Opinion re:  Legality                                                               N/A
      (6)               (Removed and Reserved)                                                              N/A
      (7)               (Removed and Reserved)                                                              N/A
      (8)               Opinion re:  Tax Matters                                                            N/A
      (9)               Voting Trust Agreement                                                              N/A
     (10)               Material Contracts

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

                        10.10          between American Investment Network, Inc., United
                                       Security Life Insurance Co., Inc. and Citizens  Insurance
                                       Company of America                                                   (j)

                        10.11          Stock Purchase  Agreement dated November 20, 1997 between
                                       Jansen Enterprises, Inc. and Citizens, Inc.                          (j)

                        10.12          Plan and  Agreement  of Merger dated  September  10, 1998
                                       between First Investors Group, Inc., Citizens,  Inc., and
                                       Excalibur Acquisition, Inc.                                          (k)
      (11)              Statement re:  Computation of per share earnings                                    N/A
      (12)              Statement re:  Computation of ratios                                                N/A
      (13)              Annual report to security  holders, Form 10-Q or quarterly report to                N/A
                        security holders
      (14)              (Removed and Reserved)                                                              N/A
      (15)              Letter re:  Unaudited interim financial statements                                  N/A
      (16)              Letter re:  Change in certifying accountant                                         N/A
      (17)              Letter re:  Director resignation                                                    N/A

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


----------------------------------
(a) Filed as a part of the Amendment No. 1 to Registration Statement on Form S-4, SEC File No. 33--4753, filed on or about June 19, 1992.
(b) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
(c) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(d) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(e) Filed with or referenced in the Registrant's Current Report on Form 8-K dated December 9, 1994 and incorporated herein by reference.
(f) Filed as a part of the Registration Statement on Form S-4, SEC File No. 33--59039, filed on or about May 2, 1995.
(g) Filed as a part of the Registration Statement on Form S-4, SEC File No. 33--63275, filed on or about October 6, 1995.
(h) Filed as a part of the Registration Statement on Form S-4, SEC File No. 333--16163, filed on or about November 14, 1996.
(i) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(j) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(k) Filed as a part of the Registration Statement on Form S-4, SEC File No. 333--67091, on or about November 10, 1998.

       (b)    REPORTS ON FORM 8-K

No Reports on Form 8-K were filed by Citizens during the fourth quarter of 1998.

                                 CITIZENS, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                                            PAGE
                                                                                         REFERENCE
                                                                                         ---------
Independent auditors' report                                                                 45

Consolidated statements of financial position at
     December 31, 1998 and 1997                                                            46-47

Consolidated statements of operations
     - years ended December 31, 1998, 1997 and 1996                                        48-49

Consolidated statements of stockholders' equity and comprehensive
     income- years ended December 31, 1998, 1997 and 1996                                    50

Consolidated statements of cash flows
     - years ended December 31, 1998, 1997 and 1996                                        51-53

Notes to consolidated financial statements                                                 54-77

Schedules at December 31, 1998 and 1997:

     Schedule II - Condensed Financial
     Information of Registrant                                                             78-80

Schedules for each of the years in the three-year period ended December 31, 1998:

         Schedule IV - Reinsurance                                                           81



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

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
  We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                                       KPMG LLP

  Dallas, Texas
  March 18, 1999

                         CITIZENS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                           DECEMBER 31, 1998 AND 1997

                                ASSETS                         1998           1997
                                ------                     ------------   ------------
Investments:
     Fixed maturities held-to-maturity,
         at amortized cost                                 $  5,606,374   $  5,617,131
     Fixed maturities available-for-sale at fair value      146,645,842    133,021,681
     Equity securities available-for-sale, at fair value        862,287        978,391
     Mortgage loans on real estate                            1,560,757      1,287,295
     Policy loans                                            20,996,919     20,466,184
     Guaranteed student loans                                     4,673         81,681
     Other long-term investments                                595,271        899,329
     Short-term investments                                     300,000        300,000
                                                           ------------   ------------
                          Total investments                 176,572,123    162,651,692

Cash and cash equivalents                                     9,868,728      6,454,956
Other receivables                                               433,320      1,007,878
Accrued investment income                                     1,806,065      2,010,512
Reinsurance recoverable                                       1,755,561      2,069,423
Deferred policy acquisition costs                            37,259,386     37,107,070
Other intangible assets                                       2,289,725      2,596,925
Deferred federal income tax                                     699,848        572,430
Cost of insurance acquired                                    8,290,853     10,639,667
Excess of cost over net assets acquired                       8,375,799     17,466,123
Property, plant and equipment                                 5,155,088      5,795,573
Other assets                                                    877,699      1,147,186
                                                           ------------   ------------
                                                           $253,384,195   $249,519,435
                                                           ============   ============

                         CITIZENS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED

                           DECEMBER 31, 1998 AND 1997

                  LIABILITIES AND STOCKHOLDERS' EQUITY          1998                 1997
                  ------------------------------------      --------------      --------------
Liabilities:
     Future policy benefit reserves:
         Life insurance                                     $  147,170,436      $  140,003,642
         Annuities                                               3,675,937           3,819,861
         Accident and health                                     9,329,956           8,295,539
     Dividend accumulations                                      4,818,915           4,789,194
     Premium deposits                                            2,013,274           2,010,102
     Policy claims payable                                       4,801,548           3,488,484
     Other policyholders' funds                                  1,632,662           1,873,588
                                                            --------------      --------------
                        Total policy liabilities               173,442,728         164,280,410

     Other liabilities                                           2,067,392           2,703,346
     Commissions payable                                           833,881             880,811
     Notes payable                                                 333,333             937,430
     Federal income tax payable                                  1,534,269             762,992
     Amounts held on deposit                                       268,913             372,748
                                                            --------------      --------------
                           Total liabilities                   178,480,516         169,937,737
                                                            --------------      --------------

Stockholders' equity:
     Common stock:
         Class A, no par value, 50,000,000 shares
              authorized 22,708,910 shares issued
              in 1998 and 1997, including shares in
              treasury of 1,943,822 in 1998 and 1997            52,790,643          52,790,643
         Class B, no par value, 1,000,000 shares
              authorized, 621,049 shares issued and
              outstanding in 1998 and 1997                         283,262             283,262
     Retained earnings                                          20,135,464          26,856,157
     Accumulated other comprehensive income:
         Unrealized investment gain                              3,623,464           1,580,790
                                                            --------------      --------------
                                                                76,832,833          81,510,852
     Treasury stock, at cost                                    (1,929,154)         (1,929,154)
                                                            --------------      --------------
                       Total stockholders' equity               74,903,679          79,581,698
                                                            --------------      --------------
     Commitments and contingencies
                                                            $  253,384,195      $  249,519,435
                                                            ==============      ==============

See accompanying notes to consolidated financial statements.

                         CITIZENS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                         1998              1997              1996
                                                     ------------      ------------      ------------
Revenues:
     Premiums:
         Life insurance                              $ 49,032,491      $ 49,696,698      $ 49,873,673
         Accident and health                            9,857,844         5,299,783         4,040,688
         Annuity and universal life
         considerations                                   263,994           366,135           389,084
     Net investment income                             11,279,125        10,038,736         9,185,506
     Realized gains (losses)                            1,614,388          (320,125)          226,212
     Other income                                         664,084            23,945           136,566
     Interest expense                                     (27,011)          (77,874)          (29,569)
                                                     ------------      ------------      ------------
                 Total revenues                        72,684,915        65,027,298        63,822,160

Benefits and expenses:
     Insurance benefits paid or provided:
         Increase in future
              policy benefit reserves                   8,279,056         8,958,166         8,198,243
         Policyholders' dividends                       3,025,746         2,782,215         2,363,201
         Claims and surrenders                         31,592,740        27,852,907        25,919,054
         Annuity expenses                                 436,030           361,862           684,440
                                                     ------------      ------------      ------------
                Total  insurance  benefits  paid
                or provided                            43,333,572        39,955,150        37,164,938

     Commissions                                       12,501,426        11,918,192        12,447,664
     Other underwriting, acquisition
         and insurance expenses                        11,079,065         6,992,402         9,500,973
     Capitalization of deferred policy
         acquisition costs                             (7,941,829)       (9,804,022)      (10,531,222)
     Amortization of deferred policy
         acquisition costs                              7,789,513         9,630,705        10,221,917
     Amortization of cost of insurance
         acquired and excess of cost
         over net assets acquired                      11,600,433         2,305,127         1,398,859
                                                     ------------      ------------      ------------
                     Total benefits and expenses       78,362,180        60,997,554        60,203,129
                                                     ------------      ------------      ------------

                                                                                          (Continued)

                         CITIZENS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                      1998              1997              1996
                                                  ------------      ------------     ------------
Income (loss) before federal income
     tax                                          $ (5,677,265)     $  4,029,744     $  3,619,031
Federal income tax expense                           1,043,428           604,221        1,405,305
                                                  ------------      ------------     ------------
     Net income (loss)                            $ (6,720,693)     $  3,425,523     $  2,213,726
                                                  ============      ============     ============
       Basic and diluted earnings (loss)
       per share of common stock                  $       (.31)     $        .16     $        .11
                                                  ============      ============     ============

See accompanying notes to consolidated financial statements.

                         CITIZENS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                COMMON  STOCK                        ACCUMULATED
                                                                                       OTHER          TOTAL
                                         --------------------------    RETAINED     COMPREHENSIVE    TREASURY        STOCKHOLDERS'
                                            CLASS A       CLASS B      EARNINGS        INCOME         STOCK             EQUITY
                                         ------------  ------------  ------------   ------------   -----------       ------------
BALANCE AT DECEMBER 31, 1995             $ 44,007,339  $    283,262  $ 21,216,908   $  1,267,747   $(2,062,266)      $ 64,712,990
                                         ------------  ------------  ------------   ------------   -----------       ------------
Comprehensive income:
    Net income                                     --            --     2,213,726             --            --          2,213,726
    Unrealized investment gains, net               --            --            --     (1,977,913)           --         (1,977,913)
                                         ------------  ------------  ------------   ------------   -----------       ------------
Comprehensive income                               --            --     2,213,726     (1,977,913)           --            235,813
Acquisition of IIH                          1,542,501            --            --             --            --          1,542,501
Sale of stock                                 445,462            --            --             --            --            445,462
Stock issuance costs                         (157,500)           --            --             --            --           (157,500)
Exercise of options                           103,750            --            --             --            --            103,750
                                         ------------  ------------  ------------   ------------   -----------       ------------

BALANCE AT DECEMBER 31, 1996             $ 45,941,552  $    283,262  $ 23,430,634   $   (710,166)  $(2,062,266)      $ 66,883,016
                                         ------------  ------------  ------------   ------------   -----------       ------------

Comprehensive income:
    Net income                                     --            --     3,425,523             --            --          3,425,523
    Unrealized investment gains, net               --            --            --      2,290,956            --          2,290,956
                                         ------------  ------------  ------------   ------------   -----------       ------------
Comprehensive income                               --            --     3,425,523      2,290,956            --          5,716,479
Acquisition of minority interest in FAIC      932,584            --            --             --       133,112          1,065,696
Acquisition of AIN                          5,320,895            --            --             --            --          5,320,895
Acquisition of NSLIC                          700,000            --            --             --            --            700,000
Stock options exercised                       130,500            --            --             --            --            130,500
Stock issuance costs                         (234,888)           --            --             --            --           (234,888)
                                         ------------  ------------  ------------   ------------   -----------       ------------
BALANCE AT DECEMBER 31, 1997             $ 52,790,643  $    283,262  $ 26,856,157   $  1,580,790   $(1,929,154)      $ 79,581,698
                                         ------------  ------------  ------------   ------------   -----------       ------------

Comprehensive income:
    Net loss                                       --            --    (6,720,693)            --            --         (6,720,693)
    Unrealized investment gains, net               --            --            --      2,042,674            --          2,042,674
                                         ------------  ------------  ------------   ------------   -----------       ------------
Comprehensive loss                                 --            --    (6,720,693)     2,042,674            --         (4,678,019)
                                         ------------  ------------  ------------   ------------   -----------       ------------
BALANCE AT DECEMBER 31, 1998             $ 52,790,643  $    283,262  $ 20,135,464   $  3,623,464   $(1,929,154)      $ 74,903,679
                                         ============  ============  ============   ============   ===========       ============


See accompanying notes to consolidated financial statements.

                         CITIZENS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                      1998           1997          1996
                                                                  ------------   ------------   ------------
Cash flows from operating activities:
     Net income (loss)                                            $ (6,720,693)  $  3,425,523   $  2,213,726
     Adjustments to reconcile net income to
         net cash provided by operating activities,
           net of assets acquired:
     Realized (gains) losses on sale of
         investments and other assets
                                                                    (1,614,388)       320,125       (226,212)
     Accrued investment income                                         204,447       (236,828)       372,781
     Net deferred policy acquisition costs                            (152,316)      (173,317)      (309,305)
     Amortization of cost of insurance
         acquired and excess cost over
         net assets acquired                                        11,600,433      2,305,127      1,398,859


Change in:
     Other receivables                                                 574,558       (134,853)       626,300
     Future policy benefit reserves                                  8,057,287      9,511,158      8,357,859
     Other policy liabilities                                        1,105,031       (291,121)        34,343
     Deferred federal income tax                                    (1,477,949)    (1,008,907)      (407,226)
     Federal income tax                                                771,277      1,120,600     (1,368,629)
     Commissions payable and other liab                               (682,884)      (569,763)       226,675
     Amounts held on deposit                                          (103,835)       204,491        (99,348)
     Other, net                                                      1,574,659       (544,901)     1,124,509
                                                                  ------------   ------------   ------------
     Net cash provided by
         operating activities
                                                                    13,135,627     13,927,334     11,944,332
                                                                  ------------   ------------   ------------
Cash flows from investing activities:
     Sale of fixed maturities available for sale                    28,476,347     19,967,749     16,403,929
     Maturity of fixed maturities available for sale                   688,037      3,596,134      5,811,179
     Purchase of fixed maturities available for sale               (39,392,056)   (36,553,342)   (33,759,945)
     Sale of equity securities                                         151,923        619,277         66,251
     Purchase of equity securities                                          --       (511,231)            --
     Principal payments on mortgage loans                              391,538        510,561        391,804
     Mortgage loans funded                                            (665,000)      (125,334)      (203,718)
     Guaranteed student loans funded                                   (32,338)       (60,131)      (100,902)
     Guaranteed student loans sold                                     119,346        277,133        135,606
     Purchase of short-term investments                                     --       (100,000)      (200,000)
     Sale of other long-term investments and property, plant
         and equipment                                               2,702,877         21,291       (303,567)
                                                                                                   (Continued)

                         CITIZENS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                     1998           1997           1996
                                                 ------------   ------------   ------------
Cash and short-term investments
     provided by mergers                                   --        834,290        355,654
Acquisition of NSLIC                                       --     (1,000,000)            --
Increase in policy loans (net)                       (530,735)      (638,141)      (801,105)
Purchase of other long-term investments and
     property, plant and equipment                 (1,027,697)      (197,286)      (691,632)
                                                 ------------   ------------   ------------
          Net cash used by investing activities    (9,117,758)   (13,359,030)   (12,896,446)
                                                 ------------   ------------   ------------
Cash flows from financing activities:
     Payments on notes payable                       (604,097)       (94,343)      (603,068)
     Sale of stock, net                                    --       (104,388)       391,712
                                                 ------------   ------------   ------------
         Net cash provided (used) by
              financing activities                   (604,097)      (198,731)      (211,356)
                                                 ------------   ------------   ------------
Net increase (decrease) in cash and
     cash equivalents                               3,413,772        369,573     (1,163,470)
                                                 ------------   ------------   ------------
Cash and cash equivalents at
     beginning of year                              6,454,956      6,085,383      7,248,853
                                                 ------------   ------------   ------------
Cash and cash equivalents
     at end of year                                 9,868,728      6,454,956      6,085,383
                                                 ============   ============   ============
Supplemental
                                                      1998           1997           1996
                                                 ------------   ------------   ------------
         Cash paid during the year for:
              Interest                           $     41,650   $     77,874   $     38,826
                                                 ------------   ============   ============
              Income taxes                       $  1,750,100   $    800,000   $  3,195,245
                                                 ============   ============   ============

                         CITIZENS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

Supplemental disclosures of non-cash investing and financing activities:

         The Company issued Class A stock and cash to purchase all of the capital stock of AIN, NSLIC, and the minority ownership in FAIC in 1997 and IIH in 1996. In conjunction with the acquisitions, liabilities were assumed as follows:

                                                           1997          1996
                                                       ------------  ------------
Fair value of tangible assets acquired                 $  9,726,825  $  2,381,252
Fair value of intangible assets acquired, gross
                                                          6,795,488       614,665
                                                       ------------  ------------
Net assets acquired                                      16,522,313     2,995,917
Capital stock issued and cash paid                       (8,086,591)   (1,542,501)
                                                       ------------  ------------
Liabilities assumed                                    $  8,435,722  $  1,453,416
                                                       ============  ============

Issuance of 134,125 treasury shares in 1997
                                                       $    133,112  $         --
                                                       ============  ============


See accompanying notes to consolidated financial statements.

                         CITIZENS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    NATURE OF BUSINESS

              The consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977 and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), National Security Life and Accident Insurance Company (NSLIC), United Security Life Insurance Company (USLIC) and Central Investors Life Insurance Company of Illinois (CILIC). Citizens and its subsidiaries are collectively referred to as "the Company."

              American Liberty Financial Corporation (ALFC) and its subsidiaries, American Liberty Life Insurance Company (ALLIC), First American Investment Corp. (FAIC), and American Liberty Exploration Company (ALEC) were acquired by Citizens in September 1995. Effective January 1, 1997, ALFC was merged into Citizens and ALLIC was merged into CICA. American Investment Network (AIN), which was acquired in June 1997, owned USLIC. During 1998, AIN was liquidated into CICA. Insurance Investors and Holding Company
              (IIH), which was acquired in March 1996 owned CILIC. During 1998, IIH was liquidated and merged into CICA.

              Citizens provides life and health insurance policies through four of its subsidiaries - CICA, USLIC, NSLIC and CILIC. CICA sells ordinary whole-life policies internationally, burial insurance, pre-need policies, accident and health specified disease, hospital indemnity, and accidental death policies, throughout the southern United States and USLIC and NSLIC sell participating whole-life policies and specialty individual accident and health policies.

              CILIC does not actively market insurance policies, but does administer an in-force block of life insurance.

              III provides aviation transportation to the Company. CTI provides data processing systems and services to the Company. FHA is a funeral home operator.

       (b)    BASIS OF PRESENTATION

              The accompanying consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in conformity with generally accepted accounting principles (GAAP). All significant intercompany accounts and transaction have been eliminated.

       (C)    INVESTMENTS, OTHER THAN AFFILIATES

              Investments are shown on the following basis:

              1. Fixed maturities, primarily consisting of bonds which the Company has the ability and intent to hold to maturity are carried at amortized cost. Fixed maturities which may be sold prior to maturity to support the Company's investment strategies are considered held as available-for-sale and carried at fair value as of the balance sheet date. Unrealized appreciation (depreciation) of equity securities and fixed maturities held as available-for-sale are shown as a separate component of stockholders' equity, net of tax, and is not included in the determination of net income. The unrealized holding gains or losses included in the separate component of equity for securities transferred from available-for-sale to held-to-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

              2. Equity securities include non-redeemable preferred stock and are reported at fair value.

              3. Mortgage loans on real estate, policy loans, and guaranteed student loans are reported at unpaid principal balances less an allowance for uncollectible amounts. Mortgage loans have an allowance for uncollectible amounts of $50,000 at December 31, 1998 and 1997. Guaranteed student loans had an allowance for uncollectible amounts of $10,000 at December 31, 1997.

              4. Other long-term investments consist primarily of real estate which is recorded at the lower of fair value, minus estimated costs to sell, or cost. If the fair value of the real estate minus estimated costs to sell is less than cost, a valuation allowance is provided for the deficiency. Increases in the valuation allowance are charged to income.

              5. Short-term investments consist of treasury bills and commercial paper with maturities of greater than ninety days but less than one year, or commercial paper, and are carried at cost, which approximates fair market value.

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

              Policy loans and other investments are primarily reported at cost.

              The Company has assets with a fair value of $8,745,400 at December 31, 1998, and $10,652,298 at December 31, 1997, on deposit with various state regulatory authorities to fulfill statutory requirements.

              The Company holds no derivative investments.

       (d)    PREMIUM REVENUE AND RELATED EXPENSES

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

              Annuities are accounted for in a manner consistent with accounting for interest bearing financial instruments. Premium receipts are not reported as revenues but rather as deposit liabilities to annuity contracts.

       (e)    DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

              Acquisition costs, consisting of commissions and policy issuance, underwriting and agency expenses which relate to and vary with the production of new business, are deferred. These deferred policy acquisition costs are amortized primarily over the estimated premium paying period of the related policies in proportion to the ratio of the annual premium recognized to the total premium revenue anticipated using the same assumptions as were used in computing liabilities for future policy benefits.

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




       (f)    POLICY LIABILITIES AND ACCRUALS

              Future policy benefit reserves have been computed by the net level premium method with assumptions as to investment yields, dividends on participating business, mortality and withdrawals based upon the Company's and industry experience, which provide for possible unfavorable deviation (see Note 4).

              Annuity benefits are carried at accumulated contract values based on premiums paid by participants, annuity rates of return ranging from 3.0% to 7.0% (primarily at 4.0% to 5.5%) and annuity withdrawals.

              Premium deposits accrue interest at rates ranging from 3.5% to 8.25% per annum. Cost of insurance is included in premium when collected and interest is credited annually to the deposit account.

              Policy and contract claims are based on case-basis estimates for reported claims, and on estimates, based on experience, for incurred but unreported claims and loss expenses.

       (g)    EXCESS OF COST OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLE
              ASSETS

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

       (h)    PARTICIPATING POLICIES

              At December 31, 1998 and 1997, participating business approximated 59% and 82%, respectively, of life insurance in-force and premium income. The amount of dividends to be paid is determined annually by the Board of Directors.

       (i)    EARNINGS PER SHARE

              Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the years ended December 31, 1998, 1997 and 1996 were 21,386,137, 20,868,921, and 20,236,469, respectively.

       (j)    INCOME TAXES

              For the years ended December 31, 1998 and 1997 the Company files six separate tax returns as follows: 1) Citizens, Inc., CICA and all direct non-life subsidiaries, excluding FAIC and AIN, 2) FAIC and its subsidiaries, 3) AIN, 4) USLIC, 5) NSLIC and 6) CILIC.

              For the year ended December 31, 1996 the Company filed three separate tax returns as follows: 1) Citizens, Inc., CICA, and all direct non-life subsidiaries, excluding FAIC, 2) CILIC, and 3) FAIC and its subsidiaries.

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

       (k)    ACCOUNTING PRONOUNCEMENTS

              In 1998, the Company adopted and implemented the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This Statement established standards for reporting information about a Company's operating segments. The adoption of SFAS No. 131 resulted in revised and additional disclosures but had no effect on the financial position, results of operations or liquidity of the Company.

              In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective January 1, 2000. SFAS No. 133 will not impact the Company since they intend to not invest in derivatives.

              On January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income" and restated prior years' financial statements to conform to the reporting standard. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. The adoption of SFAS No. 130 resulted in revised and additional disclosures, but had no effect on the financial position, results of operations or liquidity of the Company.

              In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share". SFAS No. 128 establishes the standards for computing and presenting earnings per share ("EPS"). This statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS. SFAS No. 128 is effective for fiscal years ending after December 15, 1997. Implementation did not have a material impact on the Company's earnings per share.

              In December 1997, the AICPA issued Statement of Position ("SOP") 97-3. SOP 97-3 provides (1) guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments, (2) guidance on how to measure the liability, (3) guidance on when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges, and (4) requirements for disclosure of certain information. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not anticipate implementation of SOP 97-3 to have a material impact on the Company's financial statements.

              In March 1998, the AICPA issued SOP 98-1. "Accounting for the Costs of Computer Software Development or Obtained for Internal Use." This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed such costs as they were incurred. This SOP is also effective for fiscal years beginning December 15, 1998. The Company is currently completing its evaluation of the financial impact as well as the changes to its related disclosures.

       (l)    CASH EQUIVALENTS

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

       (o)    RECLASSIFICATIONS

              Certain reclassifications have been made to the 1997 and 1996 amounts to conform with the 1998 presentation.

(2)           INVESTMENTS

              The cost, gross unrealized gains and losses and fair value of investments of fixed maturities and equity securities available-for-sale, as of December 31, 1998 and 1997, are as follows:

                                                                       1998
                                               ------------------------------------------------------
                                                                GROSS          GROSS
                                                              UNREALIZED    UNREALIZED       FAIR
                                                   COST         GAINS         LOSSES        VALUE
                                               ------------  ------------  ------------  ------------
Fixed maturities held-to-maturity:
   US Treasury securities                      $  5,606,374  $    562,626  $         --     6,169,000
                                               ============  ============  ============  ============
Fixed maturities available-for-sale:
   US Treasury securities and
     obligations of US government
     corporations and agencies                   44,081,875     1,821,645        65,070    45,838,450
   Public Utilities                               2,944,282        67,591        16,245     2,995,628
   Debt securities issued by States
     of the United States and political
     subdivisions of the States
                                                  5,506,803       290,026         2,829     5,794,000
   Corporate securities                          14,540,959       928,747        31,986    15,437,720
   Mortgage-backed securities                    74,128,842     2,577,863       126,661    76,580,044
                                               ------------  ------------  ------------  ------------
         Total fixed maturities
         available-for-sale                    $141,202,761  $  5,685,872  $    242,791  $146,645,842
                                               ============  ============  ============  ============
         Total equity securities
         available-for-sale                    $    815,271  $     76,572  $     29,556  $    862,287
                                               ============  ============  ============  ============

                                                                        1997
                                               ------------------------------------------------------
                                                                GROSS          GROSS
                                                              UNREALIZED     UNREALIZED      FAIR
                                                   COST         GAINS          LOSSES        VALUE
                                               ------------  ------------  ------------  ------------
Fixed maturities held-to-maturity:
     US Treasury securities                    $  5,617,131  $     86,869  $         --  $  5,704,000
                                               ============  ============  ============  ============
              Total

Fixed maturities available-for-sale:
US Treasury securities and
     obligations of US government
     corporations and agencies                   65,413,351       961,435       398,435    65,976,351
Public Utilities                                  5,227,886        42,574        67,761     5,202,699
Debt securities issued by States
         of the United States and
         political subdivisions of the
         States                                   1,192,979        75,127            --     1,268,106

Debt securities issued by
         foreign governments                        207,807         7,373            --       215,180
Corporate securities                             12,140,899       463,698        19,474    12,585,123
Mortgage-backed securities                       46,438,498     1,477,627       141,903    47,774,222
                                               ------------  ------------  ------------  ------------
              Total fixed maturities
              available-for-sale               $130,621,420  $  3,027,834  $    627,573  $133,021,681
                                               ============  ============  ============  ============
              Total equity securities
              available-for-sale               $    983,513  $     49,226  $     54,348  $    978,391
                                               ============  ============  ============  ============

       The amortized cost and fair value of fixed maturities at December 31, 1998, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                        FIXED MATURITIES HELD-TO-MATURITY

                                      AMORTIZED
                                        COST              FAIR VALUE
                                      ----------          ----------
Due after ten years                   $5,606,374          $6,169,000
                                      ==========          ==========

                       FIXED MATURITIES AVAILABLE-FOR-SALE

                                          AMORTIZED
                                             COST        FAIR VALUE
                                         ------------   ------------
Due in one year or less                  $  1,802,690   $  1,821,676
Due after one year through five years      16,163,912     16,690,404
Due after five years through ten years     16,171,951     16,523,648
Due after ten years                        32,935,366     35,030,070
                                         ------------   ------------

Mortgage-backed securities                 74,128,842     76,580,044
                                         ------------   ------------
         Totals                          $141,202,761   $146,645,842
                                         ============   ============

       The Company had no investments in any one entity which exceeded 10% of stockholders' equity at December 31, 1998 other than investments guaranteed by the U.S. Government.

       The Company's investment in mortgage loans is concentrated 30% in Colorado, 41% in Texas, 28% in Mississippi and 1% in other states as of December 31, 1998.

       Major categories of net investment income are summarized as follows:

                                                YEAR ENDED DECEMBER 31
                                     --------------------------------------------
                                         1998            1997           1996
                                     ------------    ------------    ------------
Investment income on:
     Fixed maturities                $  9,070,636    $  8,086,920    $  6,999,425
     Equity securities                     61,623          37,042              --
     Mortgage loans on real estate        145,325         140,629         178,330
     Policy loans                       1,492,733       1,425,301       1,442,423
     Short-term investments               207,159         197,912         526,910
     Other                              1,310,075       1,156,090         910,223
                                     ------------    ------------    ------------
                                       12,287,551      11,043,894      10,057,311
Investment expenses                    (1,008,426)     (1,005,158)       (871,805)
                                     ------------    ------------    ------------
Net investment income                $ 11,279,125    $ 10,038,736    $  9,185,506
                                     ============    ============    ============

Equity securities of $58,874 as of December 31, 1998, did not produce income during the preceding 12 months.

Proceeds and gross realized gains (losses) from sales and maturities of fixed maturities available-for-sale for 1998, 1997 and 1996 are summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                --------------------------------------------
                                                    1998            1997           1996
                                                ------------    ------------    ------------
Proceeds                                        $ 29,164,384    $ 23,563,883    $ 22,215,108
                                                ============    ============    ============
Gross realized gains                            $    452,105    $    373,557    $    175,125
                                                ============    ============    ============
Gross realized (losses)                         $    (45,268)   $   (178,296)   $   (199,890)
                                                ============    ============    ============

Proceeds and gross realized gains (losses) from sales of equity securities available-for-sale for 1998, 1997 and 1996 are summarized as follows:


                                                          YEAR ENDED DECEMBER 31,
                                                --------------------------------------------
                                                    1998            1997            1996
                                                ------------    ------------    ------------
Proceeds                                        $    151,923    $    619,277    $     66,251
                                                ============    ============    ============
Gross realized gains                            $         --    $         --    $         --
                                                ============    ============    ============
Gross realized (losses)                         $    (16,319)   $   (482,792)   $         --
                                                ============    ============    ============

Realized gains (losses) are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                --------------------------------------------
                                                    1998            1997            1996
                                                ------------    ------------    ------------
Realized gains (losses):
     Fixed maturities                           $    406,837    $    195,261    $    (24,765)
     Equity securities                               (16,319)       (480,819)             --
     Other                                         1,223,870         (34,567)        250,977
                                                ------------    ------------    ------------
         Net realized gains (losses) on
           investments                          $  1,614,388    $   (320,125)   $    226,212
                                                ============    ============    ============

(3)    COST OF INSURANCE ACQUIRED AND EXCESS OF COST OVER NET ASSETS ACQUIRED

       Cost of insurance acquired is summarized as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                --------------------------------------------
                                                    1998            1997            1996
                                                ------------    ------------    ------------
Balance at beginning of period                  $ 10,639,667    $  7,219,594    $  7,522,827
Increase (decrease) related to acquisitions         (877,904)      4,253,354         121,000
Interest                                             797,975         541,470         564,212
Amortization                                      (2,268,885)     (1,374,751)       (988,445)
Balance at end of period                                  --              --              --
                                                $  8,290,853    $ 10,639,667    $  7,219,594
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

        1999                     $1,566,486
        2000                      1,258,130
        2001                      1,125,372
        2002                      1,002,290
        2003                        920,128
        Thereafter                2,418,447

       Excess of cost over net assets acquired is summarized as follows:

                                                        YEAR ENDED DECEMBER 31,
                                            --------------------------------------------
                                                            ACCUMULATED
                                                GROSS       AMORTIZATION        NET
                                            ------------    ------------    ------------
Balance at January 1, 1996                  $ 17,819,626    $   (695,145)   $ 17,124,481
         Increase related to acquisitions        419,879              --         419,879
         Amortization                                 --        (787,927)       (787,927)
                                            ------------    ------------    ------------
Balance at December 31, 1996                  18,239,505      (1,483,072)     16,756,433

         Increase related to acquisitions      1,939,837              --       1,939,837
         Amortization                                 --      (1,230,147)     (1,230,147)
                                            ------------    ------------    ------------
Balance at December 31, 1997                  20,179,342      (2,713,219)     17,466,123

         Increase related to acquisitions        852,498              --         852,498
         Impairment loss                      (9,500,000)             --      (9,500,000)
         Amortization                                 --        (442,822)       (442,822)
                                            ------------    ------------    ------------

Balance at December 31, 1998                $ 11,531,840    $ (3,156,041)   $  8,375,799
                                            ============    ============    ============

       During 1998, the Company recognized an impairment loss in the amount of $9,500,000 relating to the goodwill recorded in the 1995 acquisition of ALLIC. The impairment loss was the result of a decline in production from agents formerly associated with ALLIC.

       The acquisition of NSLIC was consummated on November 20,1997, therefore the balance of cost of insurance acquired as of December 31, 1997 was management's estimate based on the information available as of December 31, 1997. The Company revised its estimate related to this acquisition in 1998, which resulted in a reallocation of the purchase price.

 (4)   POLICY LIABILITIES

       Various assumptions used to determine the future policy benefit reserves include the following: a) valuation interest rates from 4 to 9%, b) mortality assumptions are from the 1955 to 1960, 1965 to 1970, and 1975 to 1980 Select and Ultimate mortality tables and c) withdrawals are based primarily on actual historical termination rates.

       The following table presents information on changes in the liability for accident and health policy and contract claims for the years ended December 31,1998 and 1997.

                                                           1998            1997
                                                       ------------    ------------
Policy and contract claims payable at January 1        $  2,083,591    $  1,238,729
Policy and contract claims payable, acquired through
acquisition                                                      --         686,903

Add claims incurred, related to:
Current year                                              7,442,563       3,388,328
  Prior years                                            (1,281,597)       (424,692)
                                                       ------------    ------------
                                                          6,160,966       2,963,636
Deduct claims paid, related to:
  Current year                                            5,295,960       2,190,820
  Prior years                                               557,979         614,857
                                                       ------------    ------------
                                                          5,853,939       2,805,677

Policy and contract claims payable, December 31        $  2,390,618       2,083,591
                                                       ============    ============

       In 1998 and 1997, as a result of changes in estimates of insured events in prior years, the liability for policy and contract claims decreased.

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

       Assumed and ceded reinsurance activity for 1998 and 1997 is summarized as follows:

                                                  1998                1997
                                            ----------------    ----------------
Aggregate assumed life insurance in force   $    333,719,000    $    334,953,000
                                            ================    ================
Aggregate ceded life insurance in force     $   (306,070,000)   $   (318,630,000)
                                            ================    ================
Total life insurance in force               $  2,024,756,000    $  2,250,197,000
                                            ================    ================

       Premiums and claims and surrenders assumed and ceded for the years ended December 31, 1998, 1997 and 1996:

                                    1998            1997            1996
                                ------------    ------------    ------------
Premiums assumed                $    231,410    $    284,632    $    309,953
                                ============    ============    ============
Premiums ceded                  $ (3,368,690)   $ (2,257,556)   $ (2,582,599)
                                ============    ============    ============

Claims and surrenders assumed   $    234,037    $    269,000    $    314,000
                                ============    ============    ============
Claims and surrenders ceded     $ (1,690,643)   $   (976,000)   $   (264,000)
                                ============    ============    ============

       Amounts paid or deemed to have been paid for reinsurance contracts are recorded as reinsurance receivables. The cost of reinsurance related to long duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

 (6)   NOTES PAYABLE

       Notes payable as of December 31, 1998 and 1997 consist of:

                                                                                          1998                1997
                                                                                      -----------        -------------
       Note A; payable to bank, 7%, dated June 20, 1988, payable in annual installments of $66,667 beginning June 30, 1989, with remainder due June
       30, 2003.                                                                     $    333,333        $     400,000


       Note B; payable to bank, prime plus 1.5%, payable in monthly installments of $5,751 including interest, with a balloon payment due
       on December 19, 1999.                                                                   --              537,430
                                                                                      -----------        -------------

                                                                                      $     333,333      $     937,430
                                                                                      =============      =============

       Note A is secured by proceeds from the surplus debenture between CICA and the Company.

       Note B was collateralized by property. The property was disposed of in 1998 and the proceeds were applied to the note.

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

       Generally, the net assets of the insurance subsidiaries available for transfer to the Company are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Payments of dividends in excess of such amounts would generally require approval by the regulatory authorities. Based upon statutory net gain from operation and surplus of the individual insurance companies as of and for the year ended December 31, 1998 approximately $5,489,797 of dividends could be paid to the Company without prior regulatory approval.

       CICA, USLIC, NSLIC, and CILIC have calculated their risk based capital
       (RBC) in accordance with the National Association of Insurance Commissioners' Model Rule and the RBC rules as adopted by their respective state of domicile. The RBC as calculated for CICA and CILIC exceeded levels requiring company or regulatory action.

       The RBC as calculated for USLIC and NSLIC at December 31, 1998, failed to maintain the minimum policyholder surplus equivalent under the RBC calculation. In 1999, CICA contributed $600,000 and $500,000 in capital to USLIC and NSLIC, respectively. USLIC and NSLIC expect to revise their 1998 statutory annual statements filed with regulatory authorities based upon an error in the calculation of claim reserves at December 31, 1998. The anticipated reduction in claim reserves and the additional capital contributions made during 1999 will be sufficient for USLIC and NSLIC to exceed the RBC levels as required by the National Association of Insurance Commissioners.

(8)    STOCK OPTIONS

       During 1989, the Company entered into an agreement granting, a financial public relations consultant providing services to the Company, the right and option to purchase 100,000 shares of Class A no par common stock of the Company at $2.50 per share, the fair market value of the common stock at the date of the agreement. The option which would have expired on February 8, 1994 was extended for an additional 36 months during 1993. During 1996, options to purchase 41,500 shares were exercised. During 1997, 52,200 shares were issued in conjunction with the exercise of this option. The remaining options expired in 1997. The outstanding options had no impact on diluted earnings per share for the years ended December 31, 1996.

(9)    MERGER AND ACQUISITIONS

       During March 1997, the Company acquired the 5.52% minority interest in FAIC, a 94.8% subsidiary of ALFC. The Company issued 134,125 shares of the Company's Class A stock to consummate this transaction. The excess of cost over net assets acquired amounted to $1,065,696 of which $399,353 was written off concurrent with the acquisition. Effective January 1, 1997, AFLC was merged into Citizens and FAIC was merged into CICA.

       On October 28, 1996, CICA announced that it had signed definitive written agreements for the acquisition of AIN, a Jackson, Mississippi, based life insurance holding company and its wholly-owned subsidiary USLIC with $7.5 million in assets, $3.4 million of stockholders' equity, revenues of $3.2 million and $67 million of life insurance in-force.

       The AIN agreement provided that following the acquisition by CICA, AIN shareholders will receive 1 share of Citizens, Inc. Class A Common Stock for each 7.2 shares of AIN Common Stock owned. The Company issued approximately 700,000 Class A common shares in connection with the transaction, which was accounted for as a purchase. The transaction was consummated on June 19, 1997. During 1998, AIN was liquidated and USLIC was merged into CICA.

       On August 13, 1997, Citizens signed a definitive agreement to acquire 100% of the outstanding shares of NSLIC of Arlington, Texas for $1.7 million in cash and restricted stock. The transaction, which was accounted for as a purchase, was consummated on November 20, 1997.

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


       The IIH agreement closed on March 12, 1996 and provided that Investors' shareholders would receive one share of Citizens' Class A Common Stock for each eight shares of Investors Common Stock owned. Additionally, Citizens acquired all shares of CILIC (a 94% owned subsidiary of Investors) not already owned by Investors, based upon an exchange ratio of one share of Citizens' Class A common stock for each four shares of Central Investors owned. The acquisition of these two companies involved the issuance of approximately 171,000 of Citizens' Class A shares which was accounted for as a purchase. During 1998, IIH was liquidated and CILIC was merged into CICA.

       On September 15, 1998, Citizens announced that a definitive agreement had been reached between Citizens and First Investors Group, Inc. (Investors) of Springfield, Illinois wherein Citizens would acquire 100% of the outstanding shares of Investors for approximately 610,000 shares of Citizens Class A Common stock. Investors is the parent of Excalibur

       Insurance Corporation (Excalibur), also of Springfield, Illinois. This transaction closed on January 26, 1999.

       Pursuant to the terms of the Agreement, which was approved by Investors' shareholders and regulatory authorities, Citizens issued one share of Citizens Class A Common stock for each 6.6836 shares of Investors common and preferred stock issued and outstanding. Citizens issued approximately 610,000 shares of its Class A Common stock to consummate the transaction.

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

(11)   SEGMENT INFORMATION

       The Company has two reportable segments identified by geographic area:
       International Business and Domestic Business. International Business consists of ordinary whole-life business. International sales are throughout Latin America with policies sold to residents of Central and South America. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars paid in the U.S. Domestic Business consisting of traditional life and burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies are sold throughout the Southern U.S.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on GAAP net income (loss) before federal income taxes for its two reportable segments.

       Geographic Areas - The following summary represents financial data of the Company's continuing operations based on their location.

                                               1998              1997               1996
                                            -----------       -----------       -----------
       REVENUES
       U.S.                                 $21,189,781       $13,137,109       $ 3,870,814
       Non-U.S.                              51,495,134        51,890,189        59,951,346
                                            -----------       -----------       -----------
              Total Revenues                $72,684,915       $65,027,298       $63,822,160
                                            ===========       ===========       ===========

       The following summary represents revenues and pretax income from continuing operations and identifiable assets for the Company's reportable segments as of and for the years ended December 31, 1998, 1997 and 1996, is as follows:

       YEARS ENDED DECEMBER 31                     1998             1997             1996
                                               -------------    -------------    -------------
Revenue, excluding net investment income and
   realized gain (loss) on investments
Domestic                                       $  17,430,945    $  11,173,711    $   3,299,993
International                                     42,360,457       44,134,976       51,110,449
                                               -------------    -------------    -------------
Total consolidated revenue                     $  59,791,402    $  55,308,687    $  54,410,442
                                               =============    =============    =============

Net investment income:
Domestic                                           3,288,195        2,028,071          557,101
International                                      7,990,930        8,010,665        8,628,405
                                               -------------    -------------    -------------
   Total consolidated net investment income    $  11,279,125    $  10,038,736    $   9,185,506
                                               =============    =============    =============

Amortization expense:
Domestic                                          12,383,209        2,411,331          704,800
International                                      7,006,737        9,524,501       10,915,976
                                               -------------    -------------    -------------
Total consolidated amortization expense        $  19,389,946    $  11,935,832    $  11,620,776
                                               =============    =============    =============

Realized gain (loss) on investments
Domestic                                             470,641          (64,673)          13,720
International                                      1,143,747         (255,452)         212,492
                                               -------------    -------------    -------------
   Total consolidated realized gain (loss)
   on investments                              $   1,614,388    $    (320,125)   $     226,212
                                               =============    =============    =============

Net income (loss) before federal income tax:
Domestic                                          (1,655,089)         814,107          219,494
International                                     (4,022,176)       3,215,637        3,399,537
                                               -------------    -------------    -------------
   Total consolidated net income (loss)
   before federal income taxes                 $  (5,677,265)   $   4,029,744    $   3,619,031
                                               =============    =============    =============

Year Ended December 31                              1998              1997
                                               -------------    -------------
Assets:
Domestic                                          80,069,406       78,848,141
International                                    173,314,789      170,671,294
                                               -------------    -------------
   Total                                       $ 253,384,195    $ 249,519,435
                                               =============    =============

(12)   INCOME TAXES

       A reconciliation of federal income tax expense computed by applying the federal income tax rate of 34% to income before federal income tax expense are as follows:

                                            1998            1997           1996
                                         -----------    -----------    -----------
Computed normal tax expense (benefit)    $(1,930,270)   $ 1,370,113    $ 1,230,470
Small life insurance company deduction      (447,690)      (441,356)      (472,541)
Change in valuation allowance                (24,479)      (575,147)       (10,097)
Small life deduction rate change                  --             --        218,438
Amortization of excess of costs over
    net assets acquired                    3,444,038        481,728        331,373
Other                                          1,829       (231,117)       107,662
                                         -----------    -----------    -----------
Federal income tax expense               $ 1,043,428    $   604,221    $ 1,405,305
                                         ===========    ===========    ===========

       Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 consists of:

                                1998           1997           1996
                            -----------    -----------    -----------
Current                     $ 2,521,377    $ 1,613,128    $ 1,812,531
Deferred                     (1,477,949)    (1,008,907)      (407,226)
                            -----------    -----------    -----------
                            $ 1,043,428    $   604,221    $ 1,405,305
                            ===========    ===========    ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below.

                                                                     1998           1997
                                                                  -----------   -----------
Deferred tax assets:
     Future policy benefit reserves                               $14,568,354   $13,431,989
     Net operating loss  carryforwards and alternative  minimum
     tax credits                                                      589,233       614,598
     Other                                                          1,109,691     1,078,423
                                                                  -----------   -----------
         Total gross deferred tax assets                           16,267,278    15,125,010
         Less valuation allowance                                     173,350       197,829
                                                                  -----------   -----------
         Net deferred tax assets                                  $16,093,928   $14,927,181
                                                                  -----------   -----------
Deferred tax liabilities:
     Deferred policy acquisition costs                            $12,388,415   $ 9,181,507
     Cost of insurance acquired                                        97,920     2,132,016
     Investments available for sale                                 1,866,633       814,347
     Other                                                          1,041,112     2,226,881
                                                                  -----------   -----------
         Total gross deferred tax liabilities                      15,394,080    14,354,751
                                                                  -----------   -----------
         Net deferred tax asset                                   $   699,848   $   572,430
                                                                  ===========   ===========


During 1998 the Company released the valuation allowance associated with ALFC net operating losses as these losses can be utilized by Citizens, Inc. as a result of the merger of these two entities.

The Company has established a valuation allowance for net operating losses of IIH and other entities which may not be used prior to their expiration. The Company and its subsidiaries have net operating losses at December 31, 1998 available to offset future taxable income of approximately $1,733,000 for Federal income tax which expire through 2008. The net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code.

At December 31, 1998, the Company had accumulated approximately $3,291,000 in its "policyholders' surplus account." This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated. No new additions will be made to this account. Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to the shareholder, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or
(b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction. The Company does not anticipate any transactions that would cause any part of this amount to become taxable. However, should the balance at December 31, 1998 become taxable, the tax computed at present rates would be approximately $1,119,000.

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

                                    1998                          1997
                         ---------------------------   ---------------------------
                           CARRYING        FAIR          CARRYING        FAIR
                            AMOUNT         VALUE          AMOUNT         VALUE
                         ------------   ------------   ------------   ------------
Financial assets:
   Fixed maturities      $152,252,216   $152,814,842   $138,638,812   $138,725,681
   Equity securities          862,287        862,287        978,391        978,391
   Cash and
     short-term            10,168,728     10,168,728      6,754,956      6,754,956
     investments

Mortgage Loans              1,560,757      1,560,757      1,287,295      1,287,295
Student Loans                   4,673          4,673         81,681         81,681

Financial Liabilities:
    Note Payable              333,333        333,333        937,430        937,430
    Annuities               3,675,937      3,675,937      3,819,861      3,819,861

       Fair values for fixed income securities and equity securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

       Mortgage loans are secured principally by residential properties. Weighted average interest rate for these loans as of December 31, 1998, was approximately 8.7% with maturities ranging from one to fifteen years. Management believes that reported amounts approximate fair value.

       Student loans are guaranteed by the government. Weighted average interest rate for these loans as of December 31, 1998, was approximately 7.44%. Management believes that the reported amounts approximate fair value as these loans are sold as soon as possible.

       The carrying value of the note payable approximates fair value as the interest rate charged on the note payable is indexed with the prime rate.

       The carrying value and fair values for the Company's liabilities under annuity contract policies are the same as the interest rates credited to these products and are periodically adjusted by the Company to reflect market conditions. The fair values of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

       Policy loans have a weighted average interest rate of 7.15% as of December 31, 1998 and 1997 and have no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies which the Company has in force and cannot be valued separately.

       For cash, and short-term investments, accrued investment income, amounts recoverable from reinsurers, other assets, federal income tax payable and receivable, dividend accumulations, commissions payable, amounts held on deposit, and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

(14)  OTHER COMPREHENSIVE INCOME (LOSS)

       The changes in the components of other comprehensive income (loss) are reported net of income taxes of 34% for the periods indicated as follows:

                                                       YEAR ENDED DECEMBER 31, 1998
                                                --------------------------------------------
                                                  PRE-TAX           TAX             NET
                                                   AMOUNT          EFFECT          AMOUNT
                                                ------------    ------------    ------------
Unrealized gain on securities:
    Unrealized holding gain
arising during the period                       $  3,485,479    $ (1,185,063)   $  2,300,416
Less:  reclassification adjustment for
    gains included in net income                    (390,518)        132,776        (257,742)
                                                ------------    ------------    ------------

Other comprehensive income                      $  3,094,961    $ (1,052,287)   $  2,042,674
                                                ============    ============    ============

                                                      YEAR ENDED DECEMBER 31, 1997
                                                -------------------------------------------
                                                  PRE-TAX          TAX              NET
                                                   AMOUNT         EFFECT          AMOUNT
                                                ------------   ------------    ------------
Unrealized gain on securities:
    Unrealized holding gain
      arising during the period                 $  3,185,587   $ (1,083,099)   $  2,102,488
Add:  reclassification adjustment for
    losses included in net income                    285,558        (97,090)        188,468
                                                ------------   ------------    ------------

Other comprehensive income                      $  3,471,145   $ (1,180,189)   $  2,290,956
                                                ============   ============    ============

                                                      YEAR ENDED DECEMBER 31, 1996
                                                --------------------------------------------
                                                  PRE-TAX           TAX              NET
                                                   AMOUNT          EFFECT           AMOUNT
                                                ------------    ------------    ------------
Unrealized gain on securities:
    Unrealized holding (loss)
arising during the period                       $ (3,021,603)   $  1,027,345    $ (1,994,258)
Add:  reclassification adjustment for
    losses included in net income                     24,765          (8,420)         16,345
                                                ------------    ------------    ------------
Other comprehensive (loss)                      $ (2,996,838)   $  1,018,925    $ (1,977,913)
                                                ============    ============    ============


 (15)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       The following table contains selected unaudited consolidated financial data for each quarter.

                                                                          1998
                                              ------------------------------------------------------------
                                                FOURTH           THIRD          SECOND           FIRST
                                                QUARTER         QUARTER         QUARTER         QUARTER
                                              ------------    ------------    ------------    ------------
Revenues                                      $ 19,013,107    $ 19,049,146    $ 18,162,381    $ 16,460,281
Expenses                                        16,673,560      27,487,836      17,890,009      16,310,775
Other                                             (733,120)       (200,870)        (72,516)        (36,922)
Net income (loss)                                1,606,377      (8,639,510)        199,856         112,584
Basic and diluted earnings
per share                                              .08            (.40)            .01             .01


                                                                         1997
                                              ------------------------------------------------------------
                                                FOURTH           THIRD          SECOND           FIRST
                                                QUARTER         QUARTER         QUARTER         QUARTER
                                              ------------    ------------    ------------    ------------
Revenues                                      $ 16,795,936    $ 18,172,671    $ 15,918,698    $ 14,139,993
Expenses                                        15,309,437      16,267,692      15,089,776      14,330,649
Other                                              178,033        (543,363)       (307,863)         68,972
Net income                                       1,664,532       1,361,616         521,059        (121,684)
Basic and diluted earnings
per share                                              .08             .06             .03            (.01)


                                                                         1996
                                              ------------------------------------------------------------
                                                FOURTH           THIRD          SECOND           FIRST
                                                QUARTER         QUARTER         QUARTER         QUARTER
                                              ------------    ------------    ------------    ------------
Revenues                                      $ 17,666,077    $ 16,976,294    $ 15,484,789    $ 13,695,000
Expenses                                        16,221,781      16,093,457      14,936,524      12,951,367
Other                                             (542,568)       (237,302)       (366,799)       (258,636)
Net income                                         901,728         645,535         181,466         484,997
Basic and diluted earnings
per share                                              .04             .03             .01             .03

 (16)  YEAR 2000 ISSUES (UNAUDITED)

       The Company has investigated the potential impact of the Year 2000 on its systems, procedures, customers and business processes. The Year 2000 assessment provided information used to determine what system components must be changed or replaced to minimize the impact of the calendar change from 1999 to 2000.

       The Company continues to use internal resources to modify, replace and test the Year 2000 modifications. Management estimates 90% of the identified modifications to mission critical systems and 60% of the identified modifications to other systems have been completed for its Year 2000 project. The project completion is scheduled to occur prior to any anticipated impact on the Company operations. The total cost for the project is negligible as it is being performed with existing staff, with costs being expensed as incurred until completion.

       The Company faces the risk that one or more of its critical suppliers or customers (external relationships) will not be able to interact with the Company due to the third party's inability to resolve their own Year 2000 issues. The Company has identified its external relationships and has determined the overall Year 2000 readiness of its external relationships. The Company has received information as to those parties' Year 2000 plans and state of readiness. The Company has determined that all mission critical systems are either Year 2000 compliant or can be circumvented (at minimal cost and time) by using non-electronic transactions. In addition, any other systems that were deemed to not be Year 2000 compliant, have been reported to have no loss of data or functionality.

       The Company believes it has addressed its Year 2000 concerns. The Company has begun to develop contingency and recovery plans aimed at ensuring the continuity of critical business functions before, on and after December 31, 1999. The contingency and recovery planning is substantially complete. The Year 2000 contingency plans will be reviewed periodically throughout 1999 and revised as needed. The Company believes its Year 2000 contingency plan, coupled with existing "disaster recovery" and "business resumption" plans, minimize the impact Year 2000 issues may have on the organization.

                                                                     SCHEDULE II


                        CITIZENS, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CITIZENS, INC. (PARENT COMPANY)

                        STATEMENTS OF FINANCIAL POSITION

                           DECEMBER 31, 1998 AND 1997


                                                                      1998             1997
                                                                  ------------    ------------
Assets

Investment in subsidiaries                                          71,163,025      76,379,058
Accrued investment income                                               14,410          17,254
Real estate                                                            464,962         436,287
Cash                                                                 1,789,608         752,907
Notes receivable (1)                                                   333,333         400,000
Other assets                                                         1,536,456       2,072,751
                                                                  ------------    ------------
                                                                  $ 75,301,794    $ 80,058,257
                                                                  ============    ============
Liabilities and Stockholders' Equity

Liabilities:
    Notes payable                                                 $    333,333    $    400,000
    Accrued expense and other                                           64,782          76,559
                                                                  ------------    ------------
                                                                  $    398,115    $    476,559
Stockholders' equity:
    Common stock:
       Class A                                                    $ 52,790,643    $ 52,790,643
       Class B                                                         283,262         283,262
    Retained earnings                                               20,135,464      26,856,157
    Accumulated other comprehensive income:
       Unrealized investment gain (loss) of securities  held by
    subsidiaries, net                                                3,623,464       1,580,790
    Treasury stock                                                  (1,929,154)     (1,929,154)
                                                                  ------------    ------------
                                                                    74,903,679      79,581,698
                                                                  ------------    ------------
                                                                  $ 75,301,794    $ 80,058,257
                                                                  ============    ============

(1) Eliminated in consolidation.




                 See accompanying independent auditors' report.

                         CITIZENS, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                 YEARS ENDED DECEMBER 31, 1998 AND 1997 AND 1996


                                               1998            1997           1996
                                           ------------    ------------   ------------
Revenues:
    Management service fees (1)            $ 13,033,492    $ 10,462,052   $ 10,428,468
    Investment income (1)                        79,882         125,746         83,957
    Other                                         4,425          82,668          2,357
    Realized gain (loss)                             --              --        151,334
                                           ------------    ------------   ------------
                                             13,117,799      10,670,466     10,666,116
                                           ------------    ------------   ------------

Expenses:
    General                                  12,019,676       9,516,881      9,374,706
    Interest                                     27,011          30,186         34,853
    Taxes                                       533,098         323,635        447,450
                                           ------------    ------------   ------------
                                           $ 12,579,785    $  9,870,702   $  9,857,009
                                           ------------    ------------   ------------

Income (loss) before equity in income of
    unconsolidated subsidiaries                 538,014         799,764        809,107
Equity in income (loss) of
    unconsolidated subsidiaries              (7,258,707)      2,625,759      1,404,619
                                           ------------    ------------   ------------
                Net income (loss)          $ (6,720,693)   $  3,425,523   $  2,213,726
                                           ============    ============   ============

(1) Eliminated in consolidation.

                 See accompanying independent auditors' report.

                         CITIZENS, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                    1998            1997            1996
                                                                ------------    ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                           $ (6,720,693)   $  3,425,523    $  2,213,726
    Adjustments  to reconcile  net (loss)  income to net cash
       used by operating activities:
          Realized gains on sales of investments                          --              --        (151,334)
          Equity in net (income) loss of unconsolidated
              subsidiaries                                         7,258,707      (2,625,759)       (795,318)
          Accrued expenses and other liabilities                     (11,777)       (105,565)       (604,315)
          Accrued investment income                                    2,844           2,835           4,257
          Other assets                                               536,295        (246,993)       (393,323)
                                                                ------------    ------------    ------------
              Net cash provided by operating activities
                                                                   1,065,376         450,041         273,693
                                                                ------------    ------------    ------------
Cash flows from investing activities:
    Acquisition of NSLIC                                                  --      (1,000,000)             --
    Capital contribution to subsidiaries                                  --        (374,000)       (400,000)
    Cash provided by merger                                               --         540,450              --
    Payments on notes receivable                                      66,667          69,198         152,267
    Investment in real estate                                        (28,675)        (79,948)             --
    Sale of real estate                                                   --              --          82,974
                                                                ------------    ------------    ------------
              Net cash provided (used) by investing
                 activities                                           37,992        (844,300)       (164,759)
                                                                ------------    ------------    ------------
Cash flows from financing activities:
    Sale of common stock, net                                             --        (104,388)        391,712
    Payment on notes payable                                         (66,667)        (66,667)        (66,666)
                                                                ------------    ------------    ------------
              Net cash provided (used) by financing
                 activities                                          (66,667)       (171,055)        325,046
                                                                ------------    ------------    ------------
Net increase (decrease) in cash                                    1,036,701        (565,314)        433,980
Cash at beginning of year                                            752,907       1,318,221         884,241
                                                                ------------    ------------    ------------
Cash at end of year                                             $  1,789,608    $    752,907    $  1,318,221
                                                                ============    ============    ============

See accompanying independent auditors' report.

                                                                     SCHEDULE IV

                         CITIZENS, INC. AND SUBSIDIARIES

                                   REINSURANCE

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                          CEDED          ASSUMED                       PERCENTAGE
                                          GROSS         TO OTHER        FROM OTHER         NET          OF AMOUNT
                                          AMOUNT        COMPANIES       COMPANIES         AMOUNT      ASSUMED TO NET
                                      --------------  --------------  --------------  --------------  --------------
Year ended December 31, 1998:
    Life insurance in-force           $2,340,744,000  $  306,070,000  $  333,719,000  $2,368,393,000      16.3%
                                      ==============  ==============  ==============  ==============
    Premiums:
       Life insurance                     50,569,111       1,768,030         231,410      49,032,491        .5%
       Accident and health insurance      11,458,504       1,600,660              --       9,857,844        --
                                      --------------  --------------  --------------  --------------
    Total premiums                    $   62,027,615       3,368,690         231,410      58,890,335        .4%
                                      ==============  ==============  ==============  ==============

Year ended December 31, 1997:
    Life insurance in-force           $2,250,197,000  $  318,630,000  $  334,953,000  $2,266,520,000      15.5%
                                      ==============  ==============  ==============  ==============
    Premiums:
       Life insurance                     51,364,382       1,952,316         284,632      49,696,698        .6%
       Accident and health insurance       5,605,023         305,240               0       5,299,783        --
                                      --------------  --------------  --------------  --------------
    Total premiums                    $   56,969,405       2,257,556         284,632      54,996,481        .5%
                                      ==============  ==============  ==============  ==============

Year ended December 31, 1996:
    Life insurance in-force           $2,231,017,000  $  296,378,000  $  304,380,000  $2,239,019,000      13.7%
                                      ==============  ==============  ==============  ==============
    Premiums:
       Life insurance                     52,075,038       2,511,318         309,953      49,873,673       0.6%
       Accident and health insurance       4,111,969          71,281               0       4,040,688        -%
                                      --------------  --------------  --------------  --------------
    Total premiums                    $   56,187,007       2,582,599         309,953      53,914,361       0.6%
                                      ==============  ==============  ==============  ==============

                 See accompanying independent auditors' report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  CITIZENS, INC.

Date:  March 30, 1999             By:  /s/  Mark A. Oliver
                                     -----------------------------------------
                                     Mark A. Oliver, President

                                  By:  /s/  Jeffrey J. Wood
                                     -----------------------------------------
                                     Jeffrey J. Wood, Executive Vice President,
                                     Chief Financial Officer and Secretary/
                                     Treasurer

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


/s/  Mark A. Oliver                    /s/  Harold E. Riley
-------------------------------        -------------------------------------
Mark A. Oliver, Director               Harold E. Riley, Chairman of the
                                       Board and Director

/s/  Ralph M. Smith                    /s/  Joe R. Reneau
-------------------------------        -------------------------------------
Ralph M. Smith, Director               Joe R. Reneau, Director

/s/  James C. Mott                     /s/  Timothy T. Timmerman
-------------------------------        -------------------------------------
James C. Mott, Director                Timothy T. Timmerman, Director

/s/  Rick D. Riley                     /s/  Steve Shelton
-------------------------------        -------------------------------------
Rick D. Riley, Director                Steve Shelton, Director


/s/  T. Roby Dollar
-------------------------------
T. Roby Dollar, Director

                                INDEX TO EXHIBITS


                           EXHIBIT                                PAGE
                           -------                                -----
                           Exhibit 3.2
                           Exhibit 21
                           Exhibit 23
                           Exhibit 27