Form 10-Q
period 1999-03-31
CITIZENS INC
filed 1999-05-17
CIK 24090

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

[X]Quarterly  Report  Pursuant to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934

For the period ended     March 31, 1999

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

      As  of March 31, 1999, Registrant had 21,374,357 shares  of
Class  A  common  stock,  No Par Value, outstanding  and  621,049 shares of Class B common stock, No Par Value, outstanding.
                 CITIZENS, INC. AND SUBSIDIARIES

                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1. Financial Statements

                Consolidated  Statements of  Financial
                 Position, March 31, 1999 (Unaudited) 3
                 and December 31, 1998

                Consolidated Statements of Operations,
                 Three-Months  Ended March  31,  1999 5
                 and 1998 (Unaudited)

                Consolidated Statements of Cash Flows,
                 Three-Months  Ended March  31,  1999 6
                 and 1998 (Unaudited)

                Notes to Financial Statements          8

        Item 2. Management's Discussion and Analysis
                 of Financial Conditions and Results
                 of Operations                        11

Part    Other Information                              18
II.

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
              March 31, 1999 and December 31, 1998


                                        (Unaudited)  December 31,
                                         March 31,       1998
                                           1999
Assets

Investments:

Fixed  maturities held for investment,
at amortized cost (market $5,737,500
in 1999 and $6,169,000 in 1998)         $5,603,317    $
                                                     5,606,374
Fixed  maturities available for  sale,
at  fair value (cost $140,670,445 in
1999 and $141,202,761 in 1998)         142,772,125    146,645,842
Equity  securities,  at  fair  value
(cost  $716,294 in 1999 and $815,271   733,735        862,287
in 1998)
Mortgage loans on real estate (net of
reserve of $50,000 in 1999 and 1998)   1,521,314      1,560,757
Policy loans                              21,306,136      20,996,919
Guaranteed student loans                  9,346           4,673
Other long-term investments               551,096         595,271
Short-term investments                    4,675,000          300,000
Total investments                       177,172,069     176,572,123

Cash                                      9,152,963       9,868,728
Prepaid reinsurance                       1,427,271       -
Reinsurance recoverable                   1,674,420       1,755,561
Other receivables                         600,708         433,320
Accrued investment income                 1,293,515       1,806,065
Deferred policy acquisition costs         36,360,504      37,259,386
Cost of insurance acquired                8,184,077       8,290,853
Excess of cost over net assets            8,561,196       8,375,799
acquired
Other intangible assets                   2,212,925       2,289,725
Property, plant and equipment             5,221,228       5,155,088
Deferred Federal income tax               1,613,261
                                                     699,848
Other assets                                905,876
                                                     877,699
Total assets                            $254,380,103    $253,384,195


                                                      (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
              March 31, 1999 and December 31, 1998


                                       (Unaudited)  December 31,
                                        March 31,       1998
                                           1999
Liabilities and Stockholders' Equity

Liabilities:
Future policy benefit reserves            $161,204,839   $160,176,329
Dividend accumulations                    4,812,704      4,818,915
Premium deposits                          2,435,206      2,013,274
Policy claims payable                     4,359,004      4,801,548
Other policyholders' funds                               1,632,662
                                       1,977,711
Total policy liabilities                174,789,464    173,442,728

Other liabilities                         1,516,432      2,067,392
Commissions payable                       821,730        833,881
Notes payable                             333,333        333,333
Federal income tax payable                413,309        1,534,269
Amounts held on deposit                                    268,913
                                      122,110
Total liabilities                         177,996,37    178,480,516
                                       8
Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 23,318,179 shares
issued in 1999 and 22,708,910 in
1998, including shares in treasury
of 1,944,735 in 1999                   56,217,781    52,790,643
       and 1998
Class B, no par value, 1,000,000
shares
       authorized, 621,049 shares      283,262       283,262
       issued and outstanding in
       1999 and 1998
Accumulated other comprehensive
income:
Unrealized investment gains             1,398,621      3,623,464
Retained earnings                                        20,135,464
                                      20,413,215
                                          78,312,879     76,832,833
Treasury stock, at cost                                  (1,929,154)
                                      (1,929,154)
Total stockholders' equity                             74,903,679
                                      76,383,725
Commitments and contingencies
Total liabilities and stockholders'       $254,380,103   $253,384,195
equity
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
           Three-Months Ended March 31, 1999 and 1998

                           (Unaudited)

                                         Three-months ended March
                                                  31,

                                          1999        1998
Revenues:
Premiums                                $           $ 13,420,674
                                      13,534,945
Annuity    and    Universal     life    69,283      66,498
considerations
Net investment income                    3,004,958  2,842,631
Other income                            183,517     118,419
Realized gains on investments           31,200      30,651
Interest expense                          (5,833)    (18,592)
                                        16,818,070  16,460,281
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit       1,173,649   1,511,674
reserves
Policyholders' dividends                501,634     690,280
Claims and surrenders                   8,207,261   6,771,493
Annuity expenses                          134,129      98,572
                                        10,016,673  9,072,019

Commissions                             2,866,678   2,886,216
Underwriting, acquisition and             2,347,720   2,859,351
insurance expenses
Capitalization of deferred policy         (1,685,220) (1,514,707)
acquisition costs
Amortization of deferred policy           2,584,102   2,114,014
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net     351,882
assets acquired                                   893,882
                                        16,481,835  16,310,775

Income before Federal income tax         $336,235   $ 149,506

Federal income tax:
Federal income tax expense                 58,484      36,922
Net Income                               $277,751   $ 112,584

Per Share Amounts:
Basic and diluted earnings per share
of common stock                           $0.01       $0.01
Weighted average shares outstanding    21,824,263  21,386,137


                 CITIZENS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three-Months Ended March 31, 1999 and 1998

                           (Unaudited)

                                         Three-months ended March
                                                  31,

                                          1999           1998
Cash flows from operating
activities:
Net income                                $              $
                                      277,751         112,584
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                546,875         551,926
Realized gains (losses) on sale of
investment                             (31,200)        (30,651)
Deferred policy acquisition costs        898,882         599,307
Amortization of cost of insurance
         acquired and excess cost
          over                         351,882         847,206
         net assets acquired
Reinsurance recoverable                  (1,345,773)     (1,074,647)
Other receivables                        (166,946)       51,655
Deferred Federal income tax              496,598         (670,779)
Future policy benefit reserves           960,796         1,640,176
Other policy liabilities                 317,199         (660,977)
Commissions payable and other            (591,737)       858,256
liabilities
Amounts received (paid out) as trustee   (146,805)       (155,605)
Federal income tax payable               (1,120,960)     5,753
Other, net                                  63,791       (1,594,284)
Net cash provided (used) by operating
activities                             510,353         479,920

Cash flows from investing
activities:
Maturity of fixed maturities              1,687,161       1,126,716
Sale of fixed maturities available for    268,090         5,184,949
sale
Purchase of fixed maturities available    0               (8,764,433)
for sale
Sale of equity securities                 92,500          151,463
Principal payments on mortgage loans      39,443          29,146
Net change in guaranteed student loans    (4,673)         49,085
Sale of other long-term investments
and property plant and equipment       68,100          352,307
Cash from merger                          1,512,255       0
Purchase of other long-term
investments and property plant and       (204,777)     (256,924)
equipment

                                                      (Continued)

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three-Months Ended March 31, 1999 and 1998

                           (Unaudited)

                                         Three-months ended March
                                                  31,

                                          1999           1998
Purchase of short-term investments        (4,375,000)     0
Increase in policy loans (net)             (309,217)       (88,513)

          Net cash provided (used)
            by
            investing activities       (1,226,118)     (2,216,204)

Cash     flows    from     financing
activities:
Repayment of note payable                         0         (4,222)
Net cash provided (used) by financing
activities                             0               (4,222)

Net decrease in cash and cash             (715,765)       (1,740,506)
equivalents
Cash and cash equivalents at beginning
    of period                          9,868,728       6,754,956
Cash and cash equivalents at end of       $9,152,963      $5,014,450
period


Supplemental  Disclosure  of  Non-Cash  Investing  and  Financing
Activities:

In 1999 the Company issued 609,269 Class A stock to purchase all of the capital stock of First Investors Group, Inc. In conjunction with the acquisition, liabilities were assumed as follows:


       Fair value of tangible assets
       acquired                        $3,170,802
       Fair value of intangible assets
       acquired, gross                     353,703
       Net assets acquired               3,524,505
       Capital stock issued            (3,427,138)
       Liabilities assumed              $   97,367


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1999

                           (Unaudited)

(1)  Financial Statements

       The Statement of Financial Position for March 31, 1999, the
       statements  of
       operations for the three-month periods ended March 31, 1999 and 1998, and the statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all
       adjustments   (which   include   only   normal   recurring
       adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1999 and for comparative periods presented have been made.

      Certain   information  and  footnote  disclosures  normally
      included  in  financial statements prepared  in  accordance with  generally  accepted accounting principles (GAAP) have  been
      omitted.   It is suggested that these financial  statements
      be  read  in conjunction with the financial statements  and notes thereto included in the Company's December 31, 1998 annual 10-K report filed with the Securities and Exchange
      Commission.   The  results  of operations  for  the  period
      ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

(2)   Acquisition

      On September 15, 1998, Citizens announced that a definitive agreement had been reached between Citizens and First Investors Group, Inc. (Investors) of Springfield, Illinois wherein Citizens would acquire 100% of the outstanding shares of Investors for shares of Citizens Class A Common stock. Investors is the parent of
      Excalibur Insurance Corporation (Excalibur), also of Springfield, Illinois. This transaction closed on January 26, 1999.

      Pursuant to the terms of the Agreement, which was approved by Investors' shareholders and regulatory authorities, Citizens issued one share of Citizens Class A Common stock for each 6.6836 shares of Investors common and preferred stock issued and outstanding. Citizens issued approximately 610,000 shares of its Class A Common stock to consummate the transaction, which was accounted for as a purchase.


(3)   Segment Information

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

      Geographic   Areas  -  The  following  summary   represents
      financial data of the Company's continuing operations based on their location for the quarter ended March 31, 1999 and 1998.

                                           1999          1998
      Revenues
      Domestic.                        $  5,212,404         $  5,172,434
      International                     11,611,499  11,306,439
          Total Revenues          $16,823,903$16,478,873

      The following summary represents revenues and pretax income from continuing operations and identifiable assets for the Company's reportable segments as of and for the quarters ended March 31, 1999 and 1998, is as follows:

Quarter ended March 31              1999             1998

    Revenue, excluding net
    investment income and
    realized gain (loss) on
    investments:
    Domestic                                 $    $   4,270,560
                                     4,271,738
    International                                     9,335,030
                                     9,516,007
    Total consolidated
    revenue                      $   13,787,74    $  13,605,590
                                             5

    Net investment income:
    Domestic                                            892,253
                                       931,000
    International                                     1,950,378
                                     2,073,958
       Total consolidated
    net investment income                    $    $   2,842,631
                                     3,004,958

    Amortization expense:
    Domestic                          909,630           944,127
    International                   2,026,354         2,063,769
    Total consolidated
    amortization expense          $ 2,935,984     $   3,007,896

    Realized gain (loss) on
    investments:
    Domestic                            9,666           9,621
    International                       21,534
                                                      21,030
       Total consolidated
    realized gain (loss) on
    investments                     $   31,200    $    30,651

    Net income (loss) before
    federal income tax:
    Domestic                          104,173           46,934
    International                     232,062          102,572
       Total consolidated
    net income (loss) before
    federal income taxes          $   336,235      $   149,506

                               Quarter ended      Year ended
                               March 31, 1999    December 31,
                                                     1998
    Assets:
    Domestic                        80,384,11       80,069,406
                                     3
    International                173,995,990       173,314,789
       Total                    $254,380,103      $253,384,195


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

Three-months ended March 31, 1999 and 1998

Net income for the three-months ended March 31, 1999 was $277,751 compared to $112,584 for the same period in 1998. Revenues increased to $16,818,0709,763,884, an increase of 2.2% over the first three months of 1998 when revenues were $16,460,281. The increase in revenues was driven by a 5.7% increase in investment income. Increased revenues coupled with decreases in operating expenses contributed to the improved earnings.

Premium income for the first three months of 1999 was $13,534,945 compared to $13,420,674 for the same period in 1998. Production of new premiums by the agents of Citizens Insurance Company of America ("CICA") was higher during the first quarter of 1999 than in the previous year. Management introduced a new line of ordinary whole life products during January 1998 which will, in the opinion of management, have a favorable impact on new production once they are assimilated by the marketing force.

Net investment income increased 5.7% in the first three months of 1999 compared to the same period in 1998. Net investment income for the three months ended March 31, 1999 was $3,004,958 compared to $2,842,631 in 1998. This increase reflects the earnings on the growth in the Company's asset base. In the coming quarters, management expects to further diversify the portfolio focusing on high quality private placement instruments as well as possibly mortgage loans. Through this diversification, management believes that additional yield can be earned with a minimal increase in risk.

Claims and surrenders expense increased from $6,771,493 at March 31, 1998 to $8,207,261 for the same period in 1999. Death claims increased from $914,381 in 1998 to $1,350,376 in 1999. Surrender expense decreased to $3,181,778 from $3,343,683. Management constantly monitors this activity to insure that the Company's persistency is holding at levels equal to or above assumptions. Coupons and endowments increased to $1,165,656 in 1999 from $1,133,891 in 1998. The endowment benefits are factored into the premium much like dividends and therefor, the increase does not pose a threat to future profitability. Management expects to see further increases in this category in the future. Accident and Health benefits were $2,306,778 in 1999, compared to $1,142,036 in 1998. This increase is directly related to the USLIC and NSLIC blocks of business which consist of large amounts of scheduled benefit daily indemnity policies. During the second half of 1998, the Company experienced a significant increase in the volume of claims which resulted in a backlog. During the fourth quarter of 1998, management increased the number of individuals processing claims from approximately 13 to 30.

The remaining components of claims and expenses, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $202,673 in 1999, compared to $237,502 in 1998.

Deferred  policy  acquisition  costs  capitalized  in  1998  were
$1,514,707   compared  to  $1,685,220  in   the   current   year.
Amortization of these costs was $2,584,102 for the first quarter of 1999 compared to $2,114,014 for 1998.

Underwriting, acquisition and insurance expenses decreased from $2,859,351 in the first quarter of 1998 to $2,347,720 in 1999, a reduction of 17.9%. The decrease can be attributed to the economies of scale being achieved after the consolidation of the administration of the business of USLIC and NSLIC.

Amortization of cost of insurance acquired and excess of cost over net assets acquired decreased to $351,882 in 1999 from $893,882 in 1998. The decrease in amortization is related to the write-off of approximately $9.5 million of goodwill recorded on the purchase of American Liberty in 1995.

Liquidity and Capital Resources

Stockholders' equity increased to $76,383,725 at March 31, 1999 from $74,903,679 at December 31, 1998. The acquisition of First Investors Group, Inc. for shares of the Company's stock, coupled with the net income offset declines in the market value of the Company's bond portfolio caused by higher interest rates and fueled the growth.

Invested  assets  remained stable at $176,373,052  in  1999  from
$176,572,123  at  December  31, 1998.   At  March  31,  1999  and
December 31, 1998, fixed maturities have been categorized into two classifications: Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available for sale which are valued at fair value. The Company does not have a plan to make material dispositions of fixed maturities during 1999; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out sales during 1999. Fixed maturities held to maturity, amounting to $5,603,317, consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

The Company's mortgage loan portfolio, which constitutes 0.8% of invested assets at December 31, 1998 and March 31, 1999, has historically been composed of small residential loans in Texas. Management has established a reserve of $50,000 at March 31, 1999 and December 31, 1998 (approximately 3% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio.

Policy loans comprise 11.6% of invested assets at March 31, 1999. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, Texas Commerce Bank Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at March 31, 1999 and December 31, 1998. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. At March 31, 1999, management does not believe the Company is at risk for such a loss. During 1999, the Company intends to utilize short-term Treasury Bills and highly-rated commercial paper as cash management tools to minimize excess cash balances and enhance return.

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

CICA owned 1,821,332 shares of Citizens Class A common stock at March 31, 1999 and December 31, 1998. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of March 31, 1999 and December 31, 1998, the Company valued the shares in accordance with prescribed statutory accounting practices. In the Citizens' consolidated financial statements, this stock is shown as treasury stock.

CICA had outstanding at March 31, 1999 and December 31, 1998, a $333,333 surplus debenture payable to Citizens. For statutory accounting purposes, this debenture is a component of surplus, while for GAAP it is eliminated in consolidation. Citizens has recognized a liability for its related obligation to a bank in a like amount. In April 1999 Citizens paid off the note to Chase Bank.

The National Association of Insurance Commissioners ("NAIC")
has established minimum capital requirements in the form of Risk-
Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that
includes   capital  and  surplus  as  reported  under   Statutory
Accounting Principles, plus certain investment reserves.   Should
the  ratio  of adjusted statutory capital to control level  risk-
based capital fall below 200%, a series of actions by the Company
would  begin.   At December 31, 1998, CICA, and CILIC  were  well
above  required minimum levels.  NSLIC and USLIC fell  below  the
200%  level  as  reported  on  their  December  31,  1998  Annual
Statement   to  insurance  regulatory  authorities.    Management
immediately made capital contributions to both companies to raise them  above  the minimum levels.  Further evaluation of the estimate of claims reserves indicated discovered that the provisions for pending claims in both companies were overstated. Management has amended the  1998  statutory financial statements of  NSLIC  to  increase
surplus  by  approximately  $1,000,000,  as  a  result   of   the
overstatement, bringing the Company well above the 200% level of RBC.

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

Company personnel have been actively planning, identifying and resolving year 2000 issues for more than a year. These activities are expected to continue throughout the year with parallel testing and final remediation actions concluding within the second half of 1999.

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

Also in June, 1997, Statement 131, "Disclosures about Segments of an Enterprise and Related Information," was issued by the Financial Accounting Standards Board. This Statement requires that companies disclose segment data on the basis that is used internally by management for evaluating segment performance and allocating resources to segments. This Statement requires that a company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It also requires various reconciliation's of total segment information to amounts in the consolidated financial statements. The Company's current definition of its business segments, significant lines of business (life and health products), has been expanded to significant lines of business by geographic location of policyholder (international and domestic).

In December 1997, the AICPA issued Statement of Position (SOP) 97-
3. SOP 97-3 provides: 1) guidance for determining when an entity should recognize a liability for guaranty fund and other insurance-related assessments, 2) guidance on how to measure a liability, 3) guidance on when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy
surcharges,  and  4)  requirements  for  disclosure  of   certain
information. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not anticipate implementation of SOP 97-3 to have a material impact on the Company's financial statements.
In  March  1998, the AICPA issued SOP 98-1, "Accounting  for  the
Costs  of  Computer Software Developed or Obtained  for  Internal
Use."   This SOP provides guidance for determining whether  costs
of software developed or obtained for internal use should be capitalized or expensed when incurred. In the past, the Company has expensed such costs as they were incurred. This SOP is also effective for fiscal years beginning after December 15, 1998.
The   Company  is  currently  completing  an  evaluation  of  the
financial   impact  as  well  as  the  changes  to  its   related
disclosures.

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

Item 3.   Defaults upon Senior Securities

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

       None.

Item 5.   Other Information

       The Annual meeting of stockholders will be held on Tuesday, June 1, 1999, at 10:00 a.m. at the Company's executive offices. The record date for the meeting was April 19, 1999.



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

                                CITIZENS, INC.



                                By:/s/ Mark A. Oliver_____
                                   Mark A. Oliver, FLMI
                                   President

                                By:/s/ Jeffrey J. Wood_____
                                   Jeffrey J. Wood, CPA
                                   Executive Vice President,
                                   Secretary/Treasurer and CFO


Date:    May 15, 1995May 14, 1999