Form 10-Q
period 1999-06-30
CITIZENS INC
filed 1999-08-13
CIK 24090

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

[X]Quarterly  Report  Pursuant to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934

For the period ended     June 30, 1999

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

      As  of  June 30, 1999, Registrant had 21,374,357 shares  of
Class  A  common  stock,  No Par Value, outstanding  and  621,049 shares of Class B common stock, No Par Value, outstanding.
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1. Financial Statements

                Consolidated  Statements of  Financial
                 Position,  June 30, 1999 (Unaudited)
                 and December 31, 1998                3

                Consolidated Statements of Operations,
                 Three-Months Ended June 30, 1999 and
                 1998 (Unaudited)                     5

                Consolidated Statements of Operations,
                 Six-Months Ended June 30,  1999  and
                 1998 (Unaudited)                     6

                Consolidated Statements of Cash Flows,
                 Six-Months Ended June 30,  1999  and
                 1998 (Unaudited)                     7

                Notes    to   Consolidated   Financial 9
                 Statements

        Item 2. Management's  Discussion and  Analysis
                 of Financial Conditions and Results
                 of Operations                        120

Part    Other Information                              20
II.

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
               June 30, 1999 and December 31, 1998


                                       (Unaudited)
                                        June 30,       December
                                          1999          31,1998
Assets

Investments:

Fixed  maturities held for investment,
at   amortized  cost   (fair   value
$5,523,500 in 1999 and $6,169,000 in
1998)                                  $5,600,460      $
                                                     5,606,374
Fixed  maturities available for  sale,
at   fair   value  (amortized   cost
$140,321,931     in     1999     and
$141,202,761 in 1998)                  139,081,942     146,645,842
   Equity securities, at fair  value
(cost  $716,294 in 1999 and $815,271
in 1998)                               732,739         862,287
Mortgage loans on real estate (net of
reserve of $50,000 in 1999 and 1998)
                                      1,437,678       1,560,757
Policy loans                              21,697,103      20,996,919
Guaranteed student loans                  11,096          4,673
Other long-term investments               629,773         595,271
Short-term investments                                       300,000
                                      8,050,000
Total investments                       177,240,791     176,572,123

Cash                                      7,593,978       9,868,728
Prepaid reinsurance                       951,514         -
Reinsurance recoverable                   1,930,330       1,755,561
Other receivables                         -               433,320
Accrued investment income                 1,784,267       1,806,065
Deferred policy acquisition costs         35,745,025      37,259,386
Cost of insurance acquired                7,610,131       8,290,853
Excess of cost over net assets            8,442,889       8,375,799
acquired
Other intangible assets                   2,136,125       2,289,725
Property, plant and equipment             5,228,337       5,155,088
Federal income tax recoverable                20,240               -
Deferred Federal income tax
                                      2,997,739       699,848
Other assets
                                         993,457         877,699
Total assets                            252,974,823     253,384,195


See accompanying Notes to Consolidated Financial Statements
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
               June 30, 1999 and December 31, 1998


                                       (Unaudited)
                                        June 30,       December
                                          1999         31, 1998
Liabilities and Stockholders' Equity

Liabilities:
Future policy benefit reserves            163,128,693     160,176,329
Dividend accumulations                    4,863,629       4,818,915
Premium deposits                          2,558,390       2,013,274
Policy claims payable                     4,005,262       4,801,548
Other policyholders' funds                2,015,885       1,632,662

Total policy liabilities                176,571,859     173,442,728

Other liabilities                         1,667,055       2,067,392
Commissions payable                       459,200         833,881
Notes payable                             -               333,333
Federal income tax payable                -               1,534,269
Amounts held on deposit                     210,264         268,913
Total liabilities                       178,908,378     178,480,516

Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 23,318,179 shares
issued in 1999 and 22,708,910 in
1998, including shares in treasury
of 1,943,822 in 1999
and 1998

                                      56,217,781      52,790,643
Class B, no par value, 1,000,000
shares Authorized, 621,049 shares
issued and outstanding in 1999 and
1998                                   283,262         283,262
Accumulated other comprehensive
income:
Unrealized investment gains (losses)
                                      (807,539)       3,623,464
Retained earnings                         20,302,095      20,135,464
                                          75,995,599      76,832,833
Treasury stock, at cost                   (1,929,154)     (1,929,154)
Total stockholders' equity              74,066,445      74,903,679

Total liabilities and stockholders'       252,974,823     253,384,195
equity

See accompanying Notes to Consolidated Financial Statements

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
            Three-Months Ended June 30, 1999 and 1998

                           (Unaudited)

                                         Three-months ended June
                                                  30,

                                          1999       1998
Revenues:
Premiums                                14,857,197  14,549,512
Annuity    and    Universal     life    58,612      64,204
considerations
Net investment income                    2,912,273   2,787,417
Other income                            167,914     145,594
Realized gains on investments           247,136     624,085
Interest expense                         (13,965)
                                                  (8,431)
                                        18,229,167  18,162,381
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit       1,926,161   2,323,379
reserves
Policyholders' dividends                736,727     751,255
Claims and surrenders                   8,365,566   8,190,825
Annuity expenses                          176,232
                                                  91,715
                                        11,204,686  11,357,174

Commissions                             2,827,955   3,071,337
Underwriting, acquisition and
insurance expenses                     3,038,598   3,021,246
Capitalization of deferred policy
acquisition costs                      (1,708,445) (1,899,615)
Amortization of deferred policy
acquisition costs                      2,323,924   1,837,627
Amortization of cost of insurance
acquired and excess of cost over net
assets acquired                          769,053
                                                  502,240
                                        18,455,771  17,890,009

Income  (loss) before Federal income
tax                                    $(226,604)            $
                                                  272,372
Federal income tax:
Federal income tax expense (benefit)     (115,484)
                                                  72,516
Net Income (loss)                         (111,120)      $
                                                  199,856

Per Share Amounts:
Basic and diluted earnings per share
of common stock                          $(0.01)     $0.01
Weighted average shares outstanding    21,995,406 21,386,137

See accompanying Notes to Consolidated Financial Statements

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
             Six-Months Ended June 30, 1999 and 1998

                           (Unaudited)

                                        Six-months ended June 30,

                                          1999       1998
Revenues:
Premiums                                28,392,142  27,970,186
Annuity    and    Universal     life
considerations                         127,895     130,702
Net investment income                    5,917,231   5,504,064
Other income                            351,431     389,997
Realized gains on investments           278,336     654,736
Interest expense                         (19,798)
                                                  (27,023)
                                        35,047,237  34,622,662
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit       3,099,810   3,835,053
reserves
Policyholders' dividends                1,238,361   1,441,535
Claims and surrenders                   16,572,827  14,962,318
Annuity expenses                          310,361
                                                  190,287
                                        21,221,359  20,429,193

Commissions                             5,694,633   5,957,553
Underwriting, acquisition and             5,386,318   5,880,597
insurance expenses
Capitalization of deferred policy         (3,393,665) (3,414,322)
acquisition costs
Amortization of deferred policy           4,908,026   3,951,641
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net
assets acquired                         1,120,935   1,396,122
                                        34,937,606  34,200,784

Income before Federal income tax         $109,631             $
                                                  421,878
Federal income tax:
Federal income tax expense (benefit)     (57,000)
                                                  109,438
Net Income                               $166,631        $
                                                  312,440

Per Share Amounts:
Basic and diluted earnings per share
of common stock                           $0.01      $0.01
Weighted average shares outstanding    21,911,253 21,386,137

See accompanying Notes to Consolidated Financial Statements

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six-Months Ended June 30, 1999 and 1998

                           (Unaudited)

                                        Six-months ended June 30,

                                          1999           1998
Cash flows from operating
activities:
Net income                                 166,631        312,440
Adjustments to reconcile net income to
net cash provided by operating
activities:
Accrued investment income                56,123          117,285
Realized (gains) losses on sale of
investments and other assets
                                      (278,336)       (654,736)
Deferred policy acquisition costs
                                      1,514,361       537,319
Amortization of cost of insurance
acquired and excess cost over net
assets acquired
                                      1,120,935       1,396,122
Depreciation                             257,465         86,087
Prepaid reinsurance                      (951,514)       (949,910)
Reinsurance recoverable                  (174,412)       (22,654)
Other receivables                        433,762         447,601
Deferred Federal income tax              (15,253)        (118,748)
Future policy benefit reserves           2,884,650       3,399,583
Other policy liabilities                 175,740         676,350
Commissions payable and other            (794,546)       (828,615)
liabilities
Amounts received (paid out) as trustee   (58,649)        (135,691)
Federal income tax payable               (1,854,509)     (1,275,248)
Other, net                                (41,703)        1,194,863
Net cash provided by operating
activities                             2,440,745       4,182,048

Cash flows from investing
activities:
Maturity of fixed maturities available-   4,790,070       5,054,551
for-sale
Sale of fixed maturities available-for-   268,090         9,275,952
sale
Purchase of fixed maturities available-   (2,350,906)     (13,319,865
for-sale                                              )
Mortgage loans funded                     -               (665,000)
Sale of equity securities                 92,500          151,464
Principal payments on mortgage loans      123,079         107,953
Net change in guaranteed student loans    (6,423)         51,120
Sale of other long-term investments
and property plant and equipment       4,212           954,689

See accompanying Notes to Consolidated Financial Statements


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
             Six-Months Ended June 30, 1999 and 1998

                           (Unaudited)

                                        Six-months ended June 30,

                                          1999           1998

Cash from merger                         1,512,255       -
Purchase of other long-term
investments and property plant and
equipment                              (364,855)       (312,863)
Purchase of short-term investments       (41,350,000)     (2,850,000)
Sale of short-term investments            33,600,000               -
Increase in policy loans (net)             (700,184)      (251,591)

          Net cash used by investing
            activities                 (4,382,162)     (1,803,590)

Cash     flows    from     financing
activities:
Repayment of note payable                  (333,333)       (604,097)
Net cash used by financing activities     (333,333)       (604,097)
Net increase (decrease) in cash and
cash equivalents                       (2,274,750)     1,774,361
Cash and cash equivalents at beginning
of period                              9,868,728       6,454,956
Cash and cash equivalents at end of       $7,593,978      $8,229,317
period

Supplemental  Disclosure  of  Non-Cash  Investing  and  Financing
Activities:
In 1999, the Company issued 609,269 Class A stock to purchase all of the capital stock of First Investors Group, Inc. In conjunction with the acquisition, liabilities were assumed as follows:


       Fair value of tangible      $3,170,80
       assets acquired                     2
       Fair value of intangible
       assets acquired, gross        353,703

           Net assets acquired      3,524,50
                                           5
           Capital stock issued    (3,427,13
                                          8)

       Liabilities assumed                 $
                                      97,367

See accompanying Notes to Consolidated Financial Statements


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1999

                           (Unaudited)

(1)  Financial Statements

       The statement of financial position as of June 30, 1999, the statements of operations for the three and six-month periods ended June 30, 1999 and 1998, and the statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of and for the period then ending June 30, 1999 and for comparative periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted. It is suggested that these financial statements  be  read  in  conjunction  with  the  financial statements and notes thereto included in the Company's December 31, 1998 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

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

      Pursuant to the terms of the Agreement, which was approved by Investors' shareholders and regulatory authorities, Citizens issued one share of Citizens Class A Common stock for each 6.6836 shares of Investors common and preferred stock issued and outstanding. Citizens issued 609,269 shares of its Class A Common stock to consummate the transaction, which was accounted for as a purchase.

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

      Geographic   Areas  -  The  following  summary   represents
      financial data of the Company's continuing operations based on their location for the six-months ended June 30, 1999 and 1998.

                                           1999          1998
      Revenues
      U.S. Domestic               $10,739,628          $10,206,607
      International                24,307,609     24,416,055
          Total Revenues          $35,047,237    $34,622,662

      The following summary represents revenues and pretax income from continuing operations and identifiable assets for the Company's reportable segments as of and for the six-month periods June 30, 1999 and 1998, is as follows:

Six-months ended June 30            1999           1998
    Revenue, excluding net
    investment income and
    realized gain (loss) on
    investments:
    Domestic                      8,841,102     8,391,020
    International                20,010,568    20,072,842
    Total consolidated
    revenue                      28,851,670    28,463,862

    Net investment income:
    Domestic                      1,813,235     1,622,574
    International                 4,103,996     3,881,490
       Total consolidated
    net investment income         5,917,231     5,504,064

    Amortization expense:
    Domestic                      1,847,472     1,576,497
    International                 4,181,489     3,771,266
    Total consolidated
    amortization expense

                                  6,028,961     5,347,763

    Realized gain (loss) on
    investments:
    Domestic                         85,291       193,013
    International                    193,04       461,723
                                          5
       Total consolidated
    realized gain (loss) on
    investments

                                 $   278,33       654,736
                                          6

    Income (loss) before
    federal income tax:
    Domestic                         33,595     124,368
    International                    76,036      297,510
       Total consolidated
    income (loss) before
    federal income taxes

                                    109,631    421,878


                               Six-months     Year ended
                               ended June    December 31,
                                30, 1999         1998
    Assets:
    Domestic                    79,940,044   80,069,406
    International              173,034,779   173,314,789
       Total                  $252,974,823   $253,384,195


 (4)  Comprehensive (Loss)

      For the three and six-months ended June 30, 1999, the other comprehensive loss amounts included in total comprehensive loss consisted of unrealized losses on investments in debt and equity securities of $(2,206,160) and $(4,431,003), and for the same periods in 1998, $(676,599) and $(597,872), respectively. Total comprehensive loss for the three and six-months ended June 30, 1999, was $(2,317,280) and $(4,264,372), and for 1998,
      $(476,743) and $(285,432), respectively.



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

Six-months ended June 30, 1999 and 1998

Net income for the six-months ended June 30, 1999 was $166,631 compared to $312,440 for the same period in 1998. Revenues reached $35,047,2379,763,884, an increase of 1.2% over the first six months of 1998 when revenues were $34,622,662. The increase in revenues were driven by a 3.7% increase in investment income and a 1.5% increase in premiums. Higher claims and surrenders combined with an increase in the amortization of deferred policy acquisition costs and cost of insurance acquired caused the decrease in earnings.

Premium income for the first half of 1999 was $28,392,142 compared to $27,970,186 for the same period in 1998. Premium income was higher during the first six months of 1999 than in the previous year due a substantial increase in group accident and health business sold by the agents of United Security Life Insurance Company ("USLIC") from July 1998 through March 1999. This business, primarily group dental coverage, offset a decrease in the Company's core book of ordinary life business. This decrease in ordinary life premium is the result of continued turmoil in Latin America caused by economic downturns in several countries, as well as increased competition from several U.S. companies entering the market. Management introduced a new line of ordinary life products in late 1998 and had anticipated growth in new international sales; however, due to the above-described conditions, such expected growth has not materialized. During the first half of 1999, management has intensified its recruiting and training efforts in Latin America, as well as other parts of the world and management believes such efforts will prove successful in the long-term in restoring sales to historical levels. Additionally, management has been developing a domestic ordinary life sales program during 1999 and expects to file such with regulatory authorities for approval during the third quarter. This program, targeting rural areas of the United States, is expected to be a major market for the Company in future years.

Net investment income increased 7.5% in the first six months of 1999 compared to the same period in 1998. Net investment income for the six months ended June 30, 1999 was $5,917,231 compared to $5,504,064 in 1998. This increase reflects the earnings on the growth in the Company's asset base as well as the inclusion of First Investors Group, Inc. and Excalibur Insurance Corporation in the 1999 results. In the coming quarters, management expects to further diversify the portfolio focusing on high quality private placement instruments as well as possibly mortgage loans. Through this diversification, management believes that additional yield can be earned with a minimal increase in risk.

Claims and surrenders expense increased from $14,962,318 at June 30, 1998 to $16,572,827 for the same period in 1999, an increase of 10.8%. Death claims increased from $2,287,873 in 1998 to $2,488,342 in 1999. Surrender expense increased to $6,931,991 in 1999 from $6,662,466 in 1998. Management constantly monitors this activity, which is offset by surrendered policies. Coupons and endowments decreased to $2,333,517 in 1999 from $2,358,256 in 1998.

Accident and health benefits increased 37.9% in the first six months of 1999 compared to the same period in 1998. Such benefits for the first six months ended June 30, 1999 were $4,334,515 compared to $3,143,944 in 1998. This increase is directly related to the USLIC and National Security Life and
Accident Insurance Company ("NSLIC") blocks of business which consist of large amounts of scheduled benefit daily indemnity policies, major medical coverages, and group dental business. During the second half of 1998, the Company experienced a significant increase in the volume of claims, which resulted in a processing backlog. The backlog was created by the high early utilization by holders of the dental certificates, and although processing delays resulted, all such pending items were considered in the establishment of claim reserves. During the fourth quarter of 1998, management increased the number of individuals processing claims from approximately 13 to 30 and as a result, the backlog has been significantly reduced during the first six months of 1999. Since the purchase of USLIC and NSLIC there has been a substantial increase in the volume of claims plus an increase in the accident and health loss ratio. Management has decided to cancel a large portion of these existing blocks of group dental and major medical business on their next anniversary date in order to curtail both benefit and operation expenses. Most of the terminations will be effective prior to January 1, 2000. This action will result in the loss of approximately $5 million of annual premium income; however, due to the claims experience as well as the overhead necessary to administer, management believes such action will enhance near and long-term profitability.

The remaining components of claims and surrenders, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $484,462 in 1999, compared to $509,779 in 1998.

Commission expense for the first six months of 1999 was $5,694,633 compared to $5,957,553 for the same period in 1998. The decrease reflects the decline in the production of new premiums by the agents of Citizens Insurance Company of America
(CICA) during the second quarter of 1999. The group accident and health business produced by USLIC carries a relatively low commission.

Deferred policy acquisition costs capitalized in 1998 were $3,414,322 compared to $3,393,665 in the current year. Amortization of these costs was $4,908,026 for the first half of 1999 compared to $3,951,641 for 1998. The increased amortization results from the increase in surrender activity.

Underwriting, acquisition and insurance expenses decreased from $5,880,597 in the first half of 1998 to $5,386,318 in 1999, a reduction of 8.4%. The decrease can be attributed to the economies of scale being achieved after the consolidation of the administration of the business of USLIC and NSLIC.

Amortization of cost of insurance acquired and excess of cost over net assets acquired decreased to $1,120,935 in 1999 from $1,396,122 in 1998. The decrease in amortization is related to a write-off of approximately $9.5 million of goodwill recorded on the purchase of American Liberty in third quarter 1998. Three-months ended June 30, 1999 and 1998

A net loss of $ (111,120) was incurred for the three-months ended June 30, 1999 compared to a net gain of $199,856 for the same period in 1998. Revenues slightly increased by $66,786 to $18,229,167 over the three months ended of 1998 when revenues were $18,162,381. The increase in revenues was related to a $307,685 increase in premium income, a $51,471 increase in net investment income, and a $95,705 increase in other income. These increases were offset by a decrease of $376,949 in realized gains due to the 1998 sale of a corporate aircraft. Higher expenses in claims and surrenders, amortization of deferred policy acquisition costs, and amortization of cost of insurance acquired contributed to the net loss.

Premium income for the second three months of 1999 was $14,857,197 compared to $14,549,512 for the same period in 1998. Premium income in the second quarter remained flat due to the decline in new business produced by the CICA agents; however, an increase in the domestic sales for 1999 offset the international decline, and resulted in the small premium income increase. A majority of the domestic production was in the area of group dental business, which management has decided to cancel (see above).

Net investment income increased 4.5% in the second quarter of 1999 compared to the same period in 1998. Net investment income for the three months ended June 30, 1999 was $2,912,273 compared to $2,787,417 in 1998. The inclusion of First Investors Group, Inc. and Excalibur Insurance Corporation were the primary reasons for the growth.

Claims and surrenders expense increased to $8,365,566 at June 30, 1999 from $8,190,825 for the same period in 1998. Death claims decreased from $1,373,492 in 1998 to $1,137,966 in 1999.
Surrenders increased by 13.0% in the second quarter of 1999 compared to the same period in 1998. Surrender expense for the three months ended June 30, 1999 was $3,750,212 compared to $3,318,783 in 1998. As described above, this increase is related to the economic problems experienced throughout Latin America as well as increased competition. Coupons and endowments decreased to $1,167,861 in 1999 from $1,224,365 in 1998. The endowment benefits, a significant component of the Company's international life insurance products, are factored into the premium much like dividends and therefor, the amount does not pose a threat to future profitability.

Accident and Health benefits were $2,027,737 in 1999, compared to $2,001,908 in 1998. These expenses can be attributed to the USLIC and NSLIC blocks of business, which consist of large amounts of major medical and group dental business. In order to slow the growth of such benefits, management is terminating all major medical and group accident and health insurance.

The remaining components of claims and surrenders, consisting of matured endowments, supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $281,790 in 1999, compared to $272,277 in 1998.

Commission expense decreased to $2,827,955 from $3,071,337.   The
decrease reflects a slowdown in CICA's sales during the second quarter, which caused overall commissions for 1999 to drop despite the increase in NSLIC and USLIC sales.

Underwriting, acquisition and insurance expenses increased slightly to $3,038,599 in the second quarter of 1999 from
$3,021,327. These expenses have started to level since the absorption of USLIC and NSLIC. Management still feels a reduction in these expenses can be expected since the conversion of these two companies did not take place until the later half of 1998.

Amortization of cost of insurance acquired and excess of cost over net assets acquired increased to $769,053 in 1999 from $502,240 in 1998. The increase is attributable to the amortization of excess of cost over net assets acquired and cost of insurance recorded on the acquisition of USLIC, NSLIC, FIG and American Liberty Life Insurance Company.

Liquidity and Capital Resources

Stockholders' equity decreased to $74,066,445 at June 30, 1999 from $74,903,679 at December 31, 1998. The decrease was attributable to unrealized gains of $3,623,464 at December 31, 1998 declining by $4,431,003 during the six-months ended June 30, 1999 resulting in an unrealized loss of $807,539, net of tax, at June 30, 1999. Declines in the market value of the Company's bond portfolio caused by higher market interest rates caused the change in unrealized gains.

Invested assets increased to $177,240,791 in 1999 from $176,572,123 at December 31, 1998. The increase of policy loans by 3.3% caused the increase in invested assets. The decline in fixed maturity investments was offset by an increase in short-term investments. At June 30, 1999 and December 31, 1998, fixed maturities have been categorized into two classifications: Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available for sale which are valued at fair value. The Company does not have a plan to make material dispositions of fixed maturities during 1999; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out sales during 1999. Fixed maturities held to maturity, amounting to $5,600,460 consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

In order to monitor the market risk associated with the Company's investment policy, management measures the sensitivity of the portfolio to instantaneous interest rate changes. At December 31, 1998, decreases in interest rates of 100, 200 and 300 basis points, respectively, would result in increases in market values of approximately $12,402,000, $19,666,000 and $23,588,000, respectively. Conversely, increases in rates of 100, 200 and 300 basis points would generate losses of $1,041,000, $7,484,000 and $13,738,000, respectively. Under either interest rate scenario, the portfolio carries positive convexity. At June 30, 1999, decreases of 100, 200 and 300 basis points, respectively, would result in increases in market values of $4,123,000, $10,839,000 and $17,820,000, respectively. Increases in rates of 100, 200 and 300 basis points would generate losses of $9,240,000, $15,440,000 and $21,245,000 respectively.

The Company's mortgage loan portfolio, which constitutes 0.8% of invested assets at December 31, 1998 and June 30, 1999, has historically been composed of small residential loans in Texas. Management has established a reserve of $50,000 at June 30, 1999 and December 31, 1998 (approximately 3% of the mortgage portfolio's balance) to cover potential losses in the Company's mortgage portfolio.
Policy loans comprise 12.2% of invested assets at June 30, 1999. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, Texas Commerce Bank Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at June 30, 1999 and December 31, 1998. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. At June 30, 1999, management does not believe the Company is at risk for such a loss. During 1999, the Company intends to utilize short-term Treasury Bills and highly rated commercial paper as cash management tools to minimize excess cash balances and enhance return.

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

CICA owned 1,822,332 shares of Citizens Class A common stock at June 30, 1999 and December 31, 1998. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of June 30, 1999 and December 31, 1998, the Company valued the shares in accordance with prescribed statutory accounting practices. In the Citizens' consolidated financial statements, this stock is shown as treasury stock.

At June 30, 1999 and December 31, 1998 CICA had outstanding a surplus debenture payable to Citizens for $266,667 and $333,333, respectfully. For statutory accounting purposes, this debenture is a component of surplus, while for GAAP it is eliminated in consolidation. Citizens has historically recognized a liability for its related obligation to a bank in a like amount; however, in April 1999 Citizens paid off the corresponding note to Chase Bank.

The NAICNational Association of Insurance Commissioners ("NAIC") has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 1998, CICA, and CILIC were well above required minimum levels. NSLIC and USLIC fell below the 200% level as reported on their December 31, 1998 Annual Statement to insurance regulatory authorities. Management immediately made capital contributions to both companies to raise them above the minimum levels. Further evaluation of the estimate of claims reserves indicated provisions for pending claims for NSLIC were overstated. Management has amended the 1998 statutory financial statements of NSLIC to increase surplus by approximately $1,000,000, as a result of the overstatement, bringing the Company well above the 200% level of RBC.

Information Systems and the Year 2000

Company personnel have been actively planning, identifying and resolving year 2000 issues for more than a year. These activities have continued throughout 1999 with parallel testing and final remediation actions concluding in late July, 1999.

In the late 1980's, the Company began developing software to routinely audit its data bases and its source code. These internal audit tools run daily and provide perpetual balancing of the Company's policy and agency master files to its general ledger. The source code audit tool has been an instrumental key to identifying system code that may need year 2000 remediation. By using this automated "bloodhound" combined with visual review of record and screen layouts/documentation, the Company's ESD staff have identified and addressed the "worst case" scenario for a year 2000 impact.

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

The Company believes it has addressed its Year 2000 concerns. The Company has developed contingency and recovery plans aimed at ensuring the continuity of critical business functions before, on and after December 31, 1999. The contingency and recovery planning is complete. The Year 2000 contingency plans will be reviewed periodically throughout 1999 and revised as needed. The Company believes its Year 2000 contingency plan, coupled with existing "disaster recovery" and "business resumption" plans, minimize the impact Year 2000 issues may have on the organization

Financial Accounting Standards

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

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

       None.

Item 2 Changes in Securities

       None,  other  than disclosed in the Notes to  Consolidated
       Financial   Statements  or  Management's  Discussion   and
       Analysis   of   Financial  Conditions   and   Results   of
       Operations.

Item 3.   Defaults upon Senior Securities

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

       The Annual Stockholders' Meeting was held at the Company's offices on June 1, 1999. At such meeting, the following individuals were elected to serve on the Board of Directors until the next annual meeting to be held the 1st Tuesday in June, 2000 or until their successors are duly elected and qualified:

       Class  A:   James  C.  Mott, Steven F. Shelton,  Ralph  M.
       Smith, and Timothy T. Timmerman.

       Class  B:   Harold  E.  Riley, T.  Roby  Dollar,  Mark  A.
       Oliver, Joe R. Reneau, M.D., and Rick D. Riley.

Item 5.   Other Information

       At the Annual Meeting of the Board of Directors held on June 1, 1999, the following individuals were elected officers of the Company:

       Harold E. Riley, Chairman of the Board and Chief Executive Officer; Mark A. Oliver, President and
       Assistant Treasurer; Jeffrey J. Wood, Executive Vice President, Secretary and Treasurer; and Russell C. King, Assistant Vice President, Personnel.

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


Date:    May 15, 1995August 12, 1999