Form 10-Q
period 1999-09-30
CITIZENS INC
filed 1999-11-10
CIK 24090

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

[X]Quarterly  Report  Pursuant to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934

For the period ended   September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       [X] Yes   [   ] No
As of September 30, 1999, Registrant had 21,374,357 shares of Class A common stock, No Par Value, outstanding and 621,049 shares of Class B common stock, No Par Value, outstanding.

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1. Financial Statements

                Consolidated  Statements of  Financial
                 Position,   September    30,    1999
                 (Unaudited) and December 31, 1998    3

                Consolidated Statements of Operations,
                 Three-Months  Ended  September   30,
                 1999 and 1998 (Unaudited)            5

                Consolidated Statements of Operations,
                 Nine-Months Ended September 30, 1999
                 and 1998 (Unaudited)                 6

                Consolidated Statements of Cash Flows,
                 Nine-Months Ended September 30, 1999
                 and 1998 (Unaudited)                 7

                Notes    to   Consolidated   Financial
                 Statements                           9

        Item 2. Management's  Discussion and  Analysis
                 of  Financial Conditions and Results
                 of Operations                        12

Part    Other Information
II.

          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
            September 30, 1999 and December 31, 1998

                                       (Unaudited)
                                        September      December
                                         30,1999        31,1998
Assets

Investments:

Fixed maturities held for investment,
at amortized cost (fair value
$5,426,500 in 1999 and $6,169,000 in
1998)                                  $5,597,802      $5,606,374
Fixed maturities available for sale,
at fair value (amortized cost
$147,520,893 in 1999 and               144,491,429     146,645,842
$141,202,761 in 1998)
Equity securities, at fair value (cost
$716,294 in 1999 and $815,271 in       730,344         862,287
1998)
Mortgage loans on real estate (net of
reserve of $50,000 in 1999 and 1998)   1,398,950       1,560,757
Policy loans                              22,004,589      20,996,919
Guaranteed student loans                  10,960          4,673
Other long-term investments               694,823         595,271
Total investments                       174,928,897     176,272,123

Cash and cash equivalents                 11,269,820      10,168,728
Prepaid reinsurance                       475,757         -
Reinsurance recoverable                   1,868,468       1,755,561
Other receivables                         238,572         433,320
Accrued investment income                 1,215,943       1,806,065
Deferred policy acquisition costs         35,304,339      37,259,386
Cost of insurance acquired                7,459,959       8,290,853
Excess of cost over net assets
acquired                                8,185,691
                                                     8,375,799
Other intangible assets                   2,059,325       2,289,725
Property, plant and equipment             5,157,110       5,155,088
Federal income tax recoverable            57,349          -
Deferred federal income tax               3,606,974       699,848
Other assets                                900,263
                                                        877,699
Total assets                            252,728,467     253,384,195


See  accompanying  Notes  to  Consolidated  Financial  Statements
(Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
            September 30, 1999 and December 31, 1998

                                       (Unaudited)
                                        September      December
                                         30,1999        31,1998
Liabilities and Stockholders' Equity

Liabilities:
Future policy benefit reserves            163,678,545     160,176,329
Dividend accumulations                    4,855,773       4,818,915
Premium deposits                          2,660,305       2,013,274
Policy claims payable                     3,405,615       4,801,548
Other policyholders' funds                2,176,864       1,632,662
Total policy liabilities                176,777,102     173,442,728

Other liabilities                         1,357,604       2,067,392
Commissions payable                       624,327         833,881
Notes payable                             -               333,333
Federal income tax payable                -               1,534,269
Amounts held on deposit                     195,144         268,913
Total liabilities                       178,954,177     178,480,516

Stockholders' Equity:
Common stock:
Class A, no par value, 50,000,000
shares authorized, 23,318,179 shares
issued in 1999 and 22,708,910 in
1998, including shares in treasury
of 1,943,822 in 1999 and 1998


                                      56,217,781      52,790,643
Class B, no par value, 1,000,000
shares authorized, 621,049 shares
issued and outstanding in 1999 and
1998                                   283,262         283,262
Accumulated other comprehensive
income:
        Unrealized investment gains    (1,990,173)     3,623,464
       (losses), net of tax
Retained earnings                         21,192,574      20,135,464
                                          75,703,444      76,832,833
Treasury stock, at cost                   (1,929,154)     (1,929,154)
Total stockholders' equity              73,774,290      74,903,679

Total liabilities and stockholders'
equity                                 252,728,467     253,384,195


See accompanying Notes to Consolidated Financial Statements
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
         Three-Months Ended September 30, 1999 and 1998
                           (Unaudited)

                                            Three-months ended
                                             September 30,

                                          1999           1998
Revenues:
Premiums                                $4,941,875      $15,411,935
Annuity    and    universal     life
considerations                         71,136          62,035
Net investment income                   2,771,693       2,874,351
Other income                            148,663         192,964
Realized gains on investments           13,818          513,594
Interest expense                            (369)         (5,683)
                                        17,946,816      19,049,196
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit       528,123         1,944,907
reserves
Policyholders' dividends                825,872         780,337
Claims and surrenders                   8,491,343       9,401,832
Annuity expenses                          133,841         204,017
                                        9,979,179       12,331,093

Commissions                             3,213,661       3,204,024
Underwriting, acquisition and             2,699,213       2,470,486
insurance expenses
Capitalization of deferred policy         (1,287,119)     (2,227,671)
acquisition costs
Amortization of deferred policy           1,727,805       1,588,026
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net
assets acquired                          484,171       10,121,878
                                        16,816,910      27,487,836

Income  (loss) before federal income        $1,129,        $(8,438,
tax                                    906             640)

Federal income tax:
Federal income tax expense                239,427         200,870
Net income (loss)                        $890,479       (8,639,510)

Per Share Amounts:
Basic and diluted earnings (loss) per
share of common stock                     $0.04         $(0.40)
Weighted average shares outstanding    21,995,406     21,386,137


See accompanying Notes to Consolidated Financial Statements


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
          Nine-Months Ended September 30, 1999 and 1998
                           (Unaudited)

                                            Nine-months ended
                                             September 30,

                                          1999           1998
Revenues:
Premiums                                $43,334,017     $43,382,121
Annuity    and    universal     life    199,031         192,737
considerations
Net investment income                    8,688,924       8,378,415
Other income                            500,094         582,961
Realized gains on investments             292,154       1,168,330
Interest expense                         (20,167)        (32,706)
                                        52,994,053      53,671,858
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit       3,627,933       5,779,960
reserves
Policyholders' dividends                2,064,233       2,221,872
Claims and surrenders                   25,064,170      24,364,150
Annuity expenses                          444,202         394,304
                                        31,200,538      32,760,286

Commissions                             8,908,294       9,161,577
Underwriting, acquisition and             8,085,531       8,351,083
insurance expenses
Capitalization of deferred policy         (4,680,784)     (5,641,993)
acquisition costs
Amortization of deferred policy           6,635,831       5,539,667
acquisition costs
Amortization of cost of insurance
acquired and excess of cost over net
assets acquired                         1,605,106      11,518,000
                                        51,754,516      61,688,620

Income  (loss) before federal income                        (8,016,
tax                                    1,239,537       762)
Federal income tax:
Federal income tax expense                182,427         310,308
Net income (loss)                       $1,057,110      (8,327,070)

Per Share Amounts:
Basic  and  diluted earnings  (loss)
per share of common stock                 $0.05         $(0.39)
Weighted average shares outstanding    21,939,612     21,386,137

See accompanying Notes to Consolidated Financial Statements



                 CITIZENS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine-Months Ended September 30, 1999 and 1998
                           (Unaudited)
                                            Nine-months ended
                                             September 30,

                                          1999           1998
Cash flows from operating
activities:
Net income (loss)                        $1,057,110      (8,327,070)
Adjustments to reconcile net gain to
net cash provided by operating
activities:
Accrued investment income                624,447         724,934
Realized gains on sale of investments
and other assets
                                      (292,154)       (1,168,330)
Deferred policy acquisition costs
                                      1,955,047       (102,326)
Amortization of cost of insurance
acquired, excess cost over net
assets acquired, and other
intangibles
                                      1,605,106       11,860,711
Depreciation                             386,698         365,292
Prepaid reinsurance                      (475,757)        (474,955)
Reinsurance recoverable                  (112,550)        (332,248)
Other receivables                        433,762         547,270
Deferred Federal income tax              (15,253)        515,308
Future policy benefit reserves
                                      3,434,502       5,779,960
Other policy liabilities                 (168,869)       2,239,308
Commissions payable and other
liabilities                            (943,059)       (806,224)
Amounts paid out as trustee
                                      (73,769)        (110,083)
Federal income tax recoverable/payable
                                      (1,591,618)     (967,992)
Other, net                                (127,836)        722,363
Net cash provided by operating
activities                             5,695,807       10,465,918

Cash flows from investing
activities:
Maturity of fixed maturities available-   7,384,153       8,473,257
for-sale
Sale of fixed maturities available-for-   354,072         9,148,665
sale
Purchase of fixed maturities available-  (12,263,798)    (24,902,624)
for-sale
Sale of equity securities                 92,500          154,548
Net change in mortgage loans              161,807         (409,859)
Net change in guaranteed student loans
                                      (6,287)         85,566
Sale of other long-term investments
and property plant equipment
                                      6,834           933,225



  See accompanying Notes to Consolidated Financial Statements
  (Continued)
          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine-Months Ended September 30, 1999 and 1998
                           (Unaudited)
                                            Nine-months ended
                                             September 30,
                                          1999           1998
Cash from acquisition                     $1,512,255       $        -
Purchase of other long-term
investments and property plant and
equipment                              (495,248)       (489,137)
Increase in policy loans (net)            (1,007,670)       (194,143)

          Net cash (used) by
            investing activities       (4,261,382)     (7,200,502)

Cash     flows    from     financing
activities:
Repayment of note payable                  (333,333)        (604,097)

Net cash (used) by financing
activities                              (333,333)         (604,097)

Net increase in cash and cash
equivalents                            1,101,092       2,661,319

Cash and cash equivalents at beginning
of period                              10,168,728      6,754,956

Cash and cash equivalents at end of
period                                 11,269,820      9,416,275

Supplemental  Disclosure  of  Non-Cash  Investing  and  Financing
Activities:
In 1999, the Company issued 609,269 Class A stock to purchase all of the capital stock of First Investors Group, Inc. (First Investors). In conjunction with the acquisition, liabilities were assumed as follows:


       Fair value of tangible      3,170,802
       assets acquired
       Fair value of intangible      353,703
       assets acquired

           Net assets acquired     3,524,505
           Capital stock issued   (3,427,138)
       Liabilities assumed            97,367

See accompanying Notes to Consolidated Financial Statements


          CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1999
                           (Unaudited)

(1)   Financial Statements

  The statement of financial position as of September 30, 1999, the statements of operations for the three and nine-month periods ended September 30, 1999 and 1998, and the statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of and for the period ended September 30, 1999 and for comparative periods presented have been made.
  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

(2)   Acquisition

   On September 15, 1998, Citizens, Inc. ("Citizens") announced that a definitive agreement had been reached between Citizens and First Investors Group, Inc. ("Investors") of Springfield, Illinois whereby Citizens would acquire 100% of the outstanding shares of Investors for shares of Citizens Class A Common stock. Investors is the parent of Excalibur Insurance Corporation (Excalibur), also of Springfield, Illinois.

   Pursuant to the terms of the Agreement, which was approved by Investors' shareholders and regulatory authorities, Citizens issued one share of Citizens Class A Common stock for each
   6.6836 shares of Investors common and preferred stock issued and outstanding. The transaction closed on January 26, 1999. Citizens issued 609,269 shares of its Class A Common stock to consummate the transaction, which was accounted for as a purchase.

(3)   Segment Information

   The Company has two reportable segments identified by geographic area: International Business and Domestic
   Business. International Business consisting of ordinary whole-life business is sold throughout Central and South America. The Company has no assets, offices or employees outside of the United States of America ("U.S.") and requires that all transactions be in U.S. dollars paid in the U.S. Domestic Business consisting of traditional life and burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies is sold throughout the Southern U.S.

   The  accounting  policies of the segments  are  in  accordance with  GAAP  and  are  the  same as  those  used  in  preparing unaudited financial statements. The Company evaluates performance based on GAAP net income (loss) before federal income taxes for its two reportable segments.

   Geographic Areas - The following summary represents financial data of the Company's continuing operations based on their location for the nine-months ended September 30, 1999 and 1998.

                                        1999        1998
      Revenues
      U.S. Domestic               $15,382,743
      $15,118,124
      International               37,611,310     38,553,734
          Total Revenues          $52,994,053    $53,671,858

   The following summary represents revenues and pretax income from continuing operations and identifiable assets for the Company's reportable segments as of and for the nine-month periods September 30, 1999 and 1998, is as follows:

Nine-months ended September
    30                             1999           1998

  Revenue, excluding net
    investment income and
    realized gain (loss) on
    investments:
    Domestic                      12,775,779    12,351,838
    International                 31,237,196    31,499,245
   Total consolidated
    revenue
                                 $   44,012,    $43,851,083
                                         975

    Net investment income:
    Domestic                       2,522,160      2,360,006
    International                  6,166,764      6,018,409
    Total consolidated net
    investment income

                                   8,688,924      8,378,415


    Amortization expense:
    Domestic                       2,392,122     4,804,751
    International                  5,848,815    12,252,916
   Total consolidated
    amortization expense

                                   8,240,937    17,057,667

    Realized gain (loss) on
    investments:
    Domestic                          84,804    329,092
    International                    207,350    839,238
   Total consolidated
    realized gain (loss) on
    investments

                                     292,154    1,168,330

    Income (loss) before
    federal income tax:
    Domestic                         359,804    (2,258,137)
    International                    879,733    (5,758,625)
   Total consolidated income
    (loss) before federal
    income taxes

                                   1,239,537    (8,016,762)


    Assets:
    Domestic                      79,862,196    80,069,406
    International                172,866,271   173,314,789
     Total                       252,728,467   253,384,195


(4)        Accumulated Other Comprehensive Income (Loss)

   For the three and nine-months ended September 30, 1999, the other comprehensive loss amounts included in total comprehensive loss consisted of unrealized losses on investments in debt and equity securities of $(1,182,633) and $(5,613,637), net of tax, and for the same periods in 1998, gains of $3,926,081 and $3,328,209, respectively. Total comprehensive loss for the three and nine-months ended September 30, 1999, was $(292,154) and $(4,556,526), and for
   1998, $(4,713,429) and $(4,998,861), respectively.
                             ITEM 2

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


Nine-months ended September 30, 1999 and 1998

Net income of $1,057,110, or $0.05 per share was earned for the nine-months ended September 30, 1999 compared to a net loss of $8,327,070, or $0.39 per share for the same period in 1998. The significant increase in earnings was primarily related to the write-off of $9.5 million of excess of cost over net assets acquired ("goodwill") during the third quarter of 1998. Additionally, increased investment income, coupled with a smaller increase in policy reserves and the achievement of expense reductions, contributed to the 1999 earnings.
The 1998 write-off was related to goodwill recorded in the 1995 acquisition of American Liberty Financial Corporation ("American Liberty") and was caused by a decline in production from agents formerly associated with American Liberty during 1998. Subsequent to the acquisition, management implemented a 50% reduction in the amount of commission paid to these agents. The commission reductions were necessary to preserve the profitability of the accident and health business written by these agents which was negatively impacted by changes in state laws that established minimum claims ratios that severely limited profit margins, as well as a mandated change in interest rates used to compute reserves on this business.
In order to ascertain the recoverability of the goodwill balance, the Company performed an analysis of the relevant cash flows based upon estimated production, net of policy acquisition costs, policyholder benefits and other general expenses. As a result of this analysis, it was determined that the production of future business did not support goodwill of $9.5 million which was charged to earnings for the period ended September 30, 1998. Management's estimate of future production has been reevaluated based upon the sales activity, the size of the active agency force, and the anticipated future production to be achieved in subsequent years. Management has continued to monitor production associated with these products. During 1998, management was successful  in  reviving  production from  some  of  the  largest producers of American Liberty. During 1999, the assumed production levels have been met.
Revenues decreased to $52,994,053 in 1999 compared to the first nine-months of 1998 when revenues were $53,671,858. The decrease in revenues was related to a 75.0% decrease in realized gains on investments which were $292,154 for the nine months ended September 30, 1999 compared to $1,168,330 for the same period in 1998.
Premium income for the first nine-months of 1999 was $43,334,017 compared to $43,382,121 for the same period in 1998. There was a significant increase in group dental business sold by the agents of United Security Life Insurance Company ("USLIC") from July 1998 through March 1999. This new business did not fully offset a decrease in the Company's core book of ordinary life business resulting from the continued turmoil in Latin America caused by economic downturns in several countries, as well as increased competition from several U.S. companies entering the market. Management introduced a new line of ordinary life products in late 1998 and had anticipated growth in new international sales; however, due to the above-described conditions, such expected growth has not materialized as rapidly as expected. During the first nine months of 1999, management has intensified its recruiting and training efforts in Latin America, as well as other parts of the world and management believes such efforts will prove successful in the long-term in restoring sales to historical levels. Additionally, management has been developing a domestic ordinary life sales program during 1999 and began to file such with regulatory authorities for approval during the third quarter. This program, targeting rural areas of the United States, is expected to be a major market for the Company in future years. Management expects to begin sales and recruiting efforts in the State of Texas with this new product in early 2000.
Net investment income increased 3.7% in the first nine-months of 1999 to $8,688,924 compared to $8,378,415 in 1998. This increase reflects a higher yield on invested assets as interest rates have risen. Management has maintained a greater level of liquidity over the past two quarters of 1999 so as to be in a position to take advantage of increases in yield available in the bond market.
Claims  and  surrenders increased from $24,364,150 for  the  nine months ended September 30, 1998 to $25,064,170 for the same period in 1999, an increase of 2.9%. Death claims decreased from $3,905,119 in 1998 to $3,851,125 in 1999. Surrender expense increased  to  $10,465,936  in 1999  from  $10,288,525  in  1998.
Coupons and endowments decreased slightly to $3,603,523 in 1999 from $3,719,023 in 1998. Accident and Health benefits increased 18.2% in the first nine months of 1999 compared to the same period in 1998. Such benefits for the nine months ended September 30, 1999 were $6,206,073 compared to $5,252,303 in
1998. This increase is directly related to the USLIC and National Security Life and Accident Insurance Company ("NSLIC") blocks of business which consist of large amounts of scheduled benefit daily indemnity policies, major medical coverages, and group dental business. During the second half of 1998, the Company began to experience a significant increase in the volume of claims, which resulted in a processing backlog. The backlog was created by the high early utilization by holders of the dental certificates, and although processing delays resulted, all such pending items were considered in the establishment of claim reserves. During the fourth quarter of 1998, management increased the number of individuals processing claims from approximately 13 to 30 and the backlog has been significantly reduced during the first nine months of 1999. As a result of the substantial increase in the volume of claims plus an increase in the accident and health loss ratio, management has moved to cancel a large portion of these existing blocks of group dental and major medical business in order to curtail both claims and operation expenses. Most of the terminations will be effective prior to January 1, 2000. This action will result in the loss of approximately $5 million of annual premium income; however, due to the claims experience as well as the overhead necessary to administer such, management believes this action will enhance near and long-term profitability.
The remaining components of claims and expenses, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $937,513 in 1999, compared to $1,199,180 in 1998.
The increase in future policy benefit reserves decreased from $5,779,960 in 1998 to $3,627,933 in 1999. This 37.2% decrease is related to the termination of the USLIC and NSLIC blocks of group accident and health insurance and the corresponding decrease in exposure as policyholders' coverage is cancelled.
Commission  expense  for  the  first  nine  months  of  1999  was
$8,908,294 compared to $9,161,577 for the same period in 1998. The decrease reflects the decline in the production of new premiums by the agents of Citizens Insurance Company of America ("CICA") during 1999 as well as the above-described termination of business. Although group accident and health business produced by USLIC increased through March, this business carries a relatively low commission.
Deferred policy acquisition costs capitalized in 1998 were $5,641,993 compared to $4,680,784 in the current year. Amortization of these costs was $6,635,831 through the third quarter of 1999 compared to $5,539,667 for 1998. The increased amortization results from increases in the surrender activity. Underwriting, acquisition and insurance expenses decreased from $8,351,083 through the first nine months of 1998 to $8,085,531 in 1999, a reduction of 3.2%. This decrease can be attributed to the economies of scale being achieved after the consolidation of the administration of the business of USLIC and NSLIC, although such decrease was partially offset by the additional staff used to administer the claims volume. Management believes that significant expense reduction will be achieved beginning in the second quarter of 2000 as the dental and major medical blocks significantly decrease, permitting staff reductions.
Amortization of excess of cost of insurance acquired and excess of cost over net assets acquired was $1,605,106 through September 30, 1999 compared to $11,518,000 for the same period in 1998. The reason for the decrease was the charge incurred in the third quarter of 1998. Management does not anticipate future write-offs of such goodwill; however, recoverability is being monitored on a quarterly basis. As was mentioned above, the Company has met the 1999 production levels necessary to preserve the recoverability. There remains approximately $3.0 million of goodwill relating to the American Liberty acquisition on the Company's books.

Three-months ended September 30, 1999 and 1998

Net income of $890,479 or $0.04 per share was earned for the three-months ended September 30, 1999 compared to a net loss of $8,639,510 or $0.40 per share for the same period in 1998. The write-off of $9.5 million of goodwill during third quarter 1998 was the primary reason for the loss in the previous year. Decreases in claims and policy reserves were the factors contributing to the improved profits in 1999.

Revenues decreased by $1,102,380 to $17,946,816 compared to 1998 when revenues were $19,049,196. The decrease in revenues was primarily related to a $470,060 decrease in premium income, a $102,658 decrease in net investment income, and a $499,776 decrease in realized gains on investments.

Premium income for the third quarter of 1999 was $14,941,875, compared to $15,411,935 in 1998. Production from USLIC and NSLIC began to decline with management's announcement of cancellation of the domestic group dental and individual major medical business and offset the writing of new international business by CICA, which began to increase in the quarter.

Investment income decreased to $2,771,693 in 1999 from $2,874,351 in 1998. The decrease relates to a slight decline in the investment asset base of the Company as maturing funds were not completely reinvested and were liquidated to pay some USLIC and NSLIC group accident and health insurance claims.
Death benefits decreased from $1,617,246 in 1998 to $1,362,783 in 1999. Surrenders decreased 2.5% in the third quarter of 1999 compared to the same period in 1998. Surrender expense for the three months ended September 30, 1999 was $3,533,945 compared to $3,626,059 in 1998. Coupons and endowments decreased to
$1,270,006  in  1999  from $1,360,767  in  1998.   The  endowment
benefits, a significant component of the Company's international life insurance products, are factored into the premium much like dividends and therefore, the amount does not pose a threat to future profitability.
Accident and Health benefits were $1,871,557 in 1999, compared to $2,108,359 in 1998. These expenses can be attributed to the USLIC and NSLIC blocks of business, which consist of large amounts of individual major medical and group dental business. In order to slow the growth of such benefits, management began terminating all major medical and group accident and health insurance during third quarter 1999.
The remaining components of claims and surrenders, consisting of matured endowments, supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $453,052 in 1999, compared to $689,401 in 1998.

The increase in future policy benefit reserves decreased from $1,944,907 in 1998 to $528,123 in 1999. This 72.9% decrease is related to the termination of the USLIC and NSLIC blocks of group accident and health insurance and the corresponding decrease in exposure.

Commission   expense  increased  slightly  to   $3,213,661   from
$3,204,024.   The increase reflects a higher commission  paid  on
the growing NSLIC block of business of credit life and credit accident and health insurance.

Underwriting, acquisition and insurance expenses increased slightly to $2,699,213 in the third quarter of 1999 from
$2,470,486 in 1998. The increase is related to the staff additions necessitated by the claims backlog discussed above.

Amortization of cost of insurance acquired and excess of cost over net assets acquired decreased from $10,121,878 in 1998 to $484,171 in 1999. The decrease is attributable to the write-off of $9.5 million of goodwill during third quarter 1998.

Liquidity and Capital Resources

Stockholders' equity decreased to $73,744,290 at September 30, 1999 from $74,903,679 at December 31, 1998. The decrease was attributable to unrealized gains declining by $5,613,637 during the nine-months ended September 30, 1999 resulting in an unrealized loss of $1,990,173, net of tax, at September 30, 1999. Declines in the market value of the Company's bond portfolio caused by higher market interest rates caused the change in unrealized gains (losses), net of tax.

Invested assets decreased to $174,928,897 in 1999 from $176,272,123 at December 31, 1998. The 1.4% decrease in fixed maturities available-for-sale more than offset the 4.8% increase in policy loans. At September 30, 1999 and December 31, 1998, fixed maturities have been categorized into two classifications:
Fixed maturities held to maturity, which are valued at amortized cost, and fixed maturities available-for-sale which are valued at fair value. The Company does not have a plan to make material dispositions of fixed maturities during 1999; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out sales during 1999. Fixed maturities held to maturity, amounting to $5,597,802 consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

In order to monitor the market risk associated with the Company's investment policy, management measures the sensitivity of the portfolio to instantaneous interest rate changes. At December 31, 1998, decreases in interest rates of 100, 200 and 300 basis points, respectively, would result in increases in market values of approximately $12,402,000, $19,666,000 and $23,588,000, respectively. Conversely, increases in rates of 100, 200 and 300 basis points would generate losses of $1,041,000, $7,484,000 and $13,738,000, respectively. Under either interest rate scenario, the portfolio carries positive convexity. At September 30, 1999, decreases of 100, 200 and 300 basis points, respectively, would result in increases in market values of $3,928,000, $10,849,000 and $18,060,000, respectively. Increases in rates of 100, 200 and 300 basis points would generate losses of $9,811,000, $16,226,000 and $22,219,000, respectively.

The Company's mortgage loan portfolio, which constitutes 0.8% of invested assets at December 31, 1998 and September 30, 1999, has historically been composed of small residential loans in Texas. Management has established a reserve of $50,000 at September 30, 1999 and December 31, 1998 (approximately 3.5% of the mortgage portfolio's balance) to cover potential losses in the Company's mortgage portfolio.

Policy loans comprise 12.6% of invested assets at September 30, 1999. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, Chase Bank, Texas, were significantly in excess of Federal Deposit Insurance Corporation ("FDIC") coverage at September 30, 1999 and December 31, 1998. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. At September 30, 1999, management does not believe the Company is at significant risk for such a loss. During 1999, the Company intends to utilize short-term Treasury Bills and highly rated commercial paper as cash management tools to minimize excess cash balances and enhance return.

In February 1992, the Company purchased an 80,000 square foot office building in Austin, Texas to serve as its primary office. The Company relocated to the building in September 1993. The Company occupies approximately 45,000 square feet of space in the building, which is 100% leased. This building will, in the opinion of management, provide adequate space for the Company's operations for many years.

CICA owned 1,822,332 shares of Citizens Class A common stock at September 30, 1999 and December 31, 1998. Statutory accounting practices prescribed by the National Association of Insurance Commissioners and the State of Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of September 30, 1999 and December 31, 1998, the Company valued the shares in accordance with prescribed statutory accounting practices. In the Citizens' consolidated financial statements, this stock is shown as treasury stock.

At September 30, 1999 and December 31, 1998, CICA had outstanding a surplus debenture payable to Citizens for $266,667 and $333,333, respectively. For statutory accounting purposes, this debenture is a component of CICA's surplus, while for GAAP it is eliminated in consolidation. Citizens has historically recognized a liability for its related obligation to a bank in a like amount; however, in April 1999, Citizens paid off the corresponding note to Chase Bank.

On November 2, 1999, the Company's Board of Directors approved a 7% stock dividend payable on December 31, 1999. As a result of the issuance of shares, the Company expects to transfer approximately $10 million from retained earnings to capital reflecting the market value of the shares issued.

The National Association of Insurance Commissioners ("NAIC")National Association of Insurance Commissioners ("NAIC") has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Practices, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 1998, CICA and Central Investors Life Insurance Company of Illinois ("CILIC") were well above required minimum levels. NSLIC and USLIC fell below the 200% level as reported on their December 31, 1998 Annual Statement to insurance regulatory authorities. Management immediately made capital contributions to both companies to raise them above the minimum levels. Further evaluation of the estimate of claims reserves indicated provisions for pending claims for NSLIC were overstated. Management amended the 1998 statutory financial statements of NSLIC to increase surplus by approximately
$1,000,000, as a result of the overstatement, bringing the Company well above the 200% level of RBC.

Information Systems and the Year 2000

Company personnel have been actively planning, identifying and resolving year 2000 issues for more than a year. These activities have continued throughout 1999 with parallel testing and final remediation actions that concluded in August, 1999.

In the late 1980's, the Company began developing software to routinely audit its data bases and its source code. These internal audit tools run daily and provide perpetual balancing of the Company's policy and agency master files to its general ledger. The source code audit tool has been an instrumental key to identifying system code that may need year 2000 remediation. By using this automated "bloodhound" combined with visual review of record and screen layouts/documentation, the Company's Electronic Systems Department ("ESD") staff have identified and addressed the "worst case" scenario for a year 2000 impact.

The overall expenditure for addressing year 2000 issues is minimal because all planning, remediation and testing have been, and will continue to be, performed with existing staff during normal business hours.
The Company utilizes a Wang VS 7160 for providing core processing and on-line support in conjunction with a local-area-network ("LAN") based upon CISCO 5500 and 2900 intelligent switching components. The Company's Mitel telephone system was replaced during 1998 with a Mitel 2000 Light, nodal, fiber-optic system which is year 2000 compliant.

Wang has certified the 7.53.00 operating system to be year 2000 compliant and the Company successfully completed installation and testing of this system in July 1998. The Company uses Microsoft's WFW 3.11 and NT Server 3.51 (SP5), for its LAN, both of which are certified by Microsoft to be year 2000 compliant. The Company uses Word 6.0, EXCEL 5.0, and Notes 3.3 as applications on the LAN which are certified to be compliant except for the Notes product which is not compliant, but is reported to have no loss of data or functionality. However, only the Wang system is mission-critical with the in-house developed code for Host Daily Cycle systems being considered a part thereof.

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

The Company believes it has addressed its Year 2000 concerns, and developed contingency and recovery plans aimed at insuring the continuity of critical business functions before, on and after December 31, 1999. The Year 2000 contingency plans will be reviewed periodically throughout 1999 and revised as needed. The Company believes its Year 2000 contingency plan, coupled with existing "disaster recovery" and "business resumption" plans, minimize the impact Year 2000 issues may have on the organization.

Financial Accounting Standards

In December 1997, the American Association of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-3. SOP 97-3 provides: 1) guidance for determining when an entity should recognize a liability for guaranty fund and other insurance-related assessments, 2) guidance on how to measure a liability, 3) guidance on when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges, and 4) requirements for disclosure of certain information. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not anticipate implementation of SOP 97-3 to have a material impact on the Company's consolidated financial statements.

In  March  1998, the AICPA issued SOP 98-1, "Accounting  for  the
Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed when incurred. In the past, the Company has expensed such costs as they were incurred. This SOP is also effective for fiscal years beginning after December 15, 1998. The Company does not anticipate implementation of SOP 98-1 to have a material impact on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company does not anticipate implementation of Statement No. 133 to have a material impact on the Company's consolidated financial statements.

In  June 1999, the FASB issued Statement No. 137, "Accounting for
Derivative Instruments and Hedging Activities - Deferral  of  the
Effective  Date  of FASB Statement No. 133."  Statement  No.  137
defers the effective date Statement No. 133 for one year.
PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

       In March 1999, the Company was served with a summons regarding an action entitled Berdeaux Living Trust v. First Investors Group, Inc., Donald L. Dennis, H. Marie Dennis, Winona Drewes and Citizens, Inc. in U.S. District Court, Southern District of Illinois. The complaint alleged that the defendants defrauded the plaintiffs and other persons who were preferred shareholders of First Investors Group, Inc. in connection with an acquisition of First Investors completed by the Company in early 1999. In the acquisition, the Company issued approximately 610,000 shares of its Class A Common Stock to shareholders of First Investors pursuant to a registration statement declared effective by the Securities and Exchange Commission in December 1998. The plaintiffs sought class action certification on behalf of approximately 1,860 persons who were preferred shareholders of First Investors. Damages were alleged based upon alleged violations of Section 10(b) of the
       Securities Exchange Act of 1934 and the Illinois securities laws as well as under Illinois common law fraud and against the defendants other than the Company, for breach of fiduciary duty. The Company prepared an answer which vigorously denied the allegations, on
       October 22, 1999, the District Court dismissed the complaint without prejudice.

Item 2 Changes in Securities

       On November 2, 1999, the Company's Board of Directors declared a 7% stock dividend, payable on December 31, 1999 to holders of record as of December 1, 1999.

Item 3.   Defaults upon Senior Securities

       None.

Item 4.   Submission of Matters to a Vote of Security Holders

       None.

Item 5.   Other Information

       The Company's Annual Meeting of Stockholders has been set for June 6, 2000 at 10:00 A.M. The record date for the meeting is April 20, 2000.

Item 6.   Exhibits and Reports on Form 8-K

          None.





                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CITIZENS, INC.



                                By:   /s/ Mark A. Oliver
                                   Mark A. Oliver, FLMI
                                   President

                                By:  /s/ Jeffrey J. Wood
                                   Jeffrey J. Wood, CPA
                                   Executive Vice President,
                                   Secretary/Treasurer and CFO


Date:  November 9, 1999