Form 10-K405
period 1999-12-31
CITIZENS INC
filed 2000-03-20
CIK 24090

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED      DECEMBER 31, 1999
                               -----------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -----------------------

                         Commission file number 1-13004

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

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
   Class A Common Stock                        American Stock Exchange
   --------------------                -----------------------------------------

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
                                     ---   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2000, aggregate market value of the Class A voting stock held by non-affiliates of the Registrant was approximately $127,267,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates certain portions of the definitive proxy material of the Registrant in respect of its 2000 Annual Meeting of Shareholders.


        Number of shares of common stock outstanding as of March 1, 2000

                           Class A:  22,800,525
                           Class B:     664,523

                                     PART I

ITEM 1.       BUSINESS

    (a)       GENERAL DEVELOPMENT OF BUSINESS

              Citizens, Inc. (Citizens) operates primarily as an insurance holding company. It was incorporated in 1977. Citizens is the parent holding company that directly or indirectly owns 100% of Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Insurance Investors, Inc. (III), Funeral Homes of America (FHA) (formerly Funeral Homes of Louisiana), Central Investors Life Insurance Company of Illinois (CILIC), United Security Life Insurance Co. (USLIC), National Security Life and Accident Insurance Company (NSLIC), First Investors Group, Inc. (Investors) and Excalibur Insurance Corporation (Excalibur). Collectively, Citizens and its subsidiaries are referred to herein as the "Company." Pertinent information relating to Citizens' subsidiary companies is set forth below:

                                            YEAR                 STATE OF                    BUSINESS
                  SUBSIDIARY            INCORPORATED           INCORPORATION                 ACTIVITY
                  ----------            ------------           -------------                 --------

                    CICA                    1968                Colorado                  Life insurance
                    NSLIC                   1954                Texas                     Life insurance
                    USLIC                   1967                Mississippi               Life insurance
                    CILIC                   1965                Illinois                  Life insurance
                    Investors               1996                Illinois                  Holding company
                    Excalibur               1996                Illinois                  Life Insurance
                    CTI                     1986                Colorado                  Data processing
                    III                     1965                Texas                     Aircraft transportation
                    FHA                     1989                Louisiana                 Funeral home

             In June, 1997, CICA acquired American Investment Network, Inc.
             (AIN), a life insurance holding company and United Security Life Insurance Company (USLIC), its wholly-owned subsidiary, headquartered in Jackson, Mississippi with $7.5 million in assets, $3.4 million of stockholders' equity, revenues of $3.2 million and $67 million of life insurance in-force. AIN shareholders received 1 share of Citizens, Inc. Class A Common Stock for each 7.2 shares of AIN Common Stock owned. Citizens issued approximately 700,000 Class A shares in connection with the transaction, which was accounted for as a purchase. Subsequently, AIN was liquidated.

             In March, 1997, CICA merged CICA Acquisition, Inc. (a subsidiary organized for purposes of the transaction) into First American Investment Corporation (FAIC), which CICA had indirectly owned approximately 94.5% prior to the transaction. As part of this merger, CICA acquired the FAIC shares owned by minority investors at an exchange rate of 0.1111 shares of Class A Common Stock for each 1 share of FAIC owned by minority investors. Citizens issued approximately 134,000 shares of Class A Common Stock in this transaction which was accounted for as a purchase. Subsequently, FAIC was liquidated.

             To streamline its corporate structure, in June, 1997, American Liberty Financial Corporation (ALFC), a wholly-owned subsidiary, was merged into Citizens. American Liberty Life Insurance Company (ALLIC), a subsidiary of ALFC, merged into CICA.

             In November, 1997, Citizens purchased 100% of the issued and outstanding shares of National Security Life and Accident Insurance Company (NSLIC) for $1,700,000, consisting of $1,000,000 cash and 96,000 restricted shares of Citizen's Class A Common Stock valued at $700,000. NSLIC is a Texas-domiciled life and accident and health insurer with assets of approximately $5 million and revenues of approximately $5 million.

             On September 10, 1998, Citizens entered into an agreement with First Investors Group, Inc. (Investors) of Springfield, Illinois to acquire 100% of the outstanding preferred and common shares of Investors for shares of Citizens' Class A Common stock. Investors is the parent of Excalibur Insurance Corporation (Excalibur), also of Springfield, Illinois. The agreement closed on January 26, 1999, with Citizens issuing approximately 609,000 shares to holders of Investors preferred and common stock.

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

       (b)   FINANCIAL INFORMATION REGARDING THE INSURANCE BUSINESS

             Citizens, through CICA, USLIC, NSLIC, CILIC and Excalibur, operates principally in two business segments: selling selected lines of individual life and accident and health (A&H) insurance policies in domestic markets and individual ordinary life insurance in international markets. Except for certain insignificant operations, Citizens has no present intention to engage in any non-insurance related business. The following tables set forth certain statistical information on the basis of Generally Accepted Accounting Principles (GAAP) concerning the operations of the Company for each of the five years ended December 31, 1999.

                                     TABLE I

         The following table sets forth (i) life insurance in-force and (ii) mean life insurance in-force.

                 IN-FORCE                                        MEAN LIFE
                 BEGINNING               IN-FORCE                INSURANCE
                  OF YEAR               END OF YEAR               IN-FORCE
                  (a)(b)                  (a)(b)                   (a)(b)
             ------------------      ------------------      -------------------

  1999       $     2,340,744         $     2,197,844         $     2,269,294
  1998             2,250,197               2,340,744               2,295,471
  1997             2,231,017               2,250,197               2,240,607
  1996             2,151,955               2,231,017               2,191,486
  1995             2,144,709               2,151,955               2,148,332

----------

(a)  In thousands (000s)
(b)  Before ceding reinsurance to reinsurers

The increases in insurance in-force prior to 1999 as shown above reflect the volumes of new business written by the Company as well as the impact of acquisitions. Economic and other market disruptions in the Company's international markets had a negative impact on the Company's persistency in 1999, contributing to the decline in insurance in-force. Approximately $96,803,000 of the 1997 increases resulted from the acquisitions of USLIC and NSLIC.

                                    TABLE II

The following table sets forth (i) the ratio of lapses and surrenders to mean life insurance in-force and (ii) life reinsurance ceded.

                                             RATIO OF                        REINSURANCE CEDED
                                            LAPSES AND         ------------------------------------------------
                                            SURRENDERS              AMOUNT                     REINSURANCE
                   LAPSES AND                TO MEAN                  OF                         PREMIUM
                 SURRENDERS (a)              IN-FORCE             REINSURANCE(a)                 CEDED(b)
              ---------------------      -----------------     -----------------------      -------------------

  1999            $   115,018                   5.1%                $   278,689               $   2,549,155
  1998                100,906                   4.4                     306,070                   3,368,690
  1997                 95,684                   4.3                     318,630                   2,257,556
  1996                101,860                   4.6                     296,378                   2,511,318
  1995                 87,273                   4.1                     290,677                   2,241,111


---------

(a) In thousands (000s)
(b) Approximately 95 percent of the reinsurance is yearly renewable term insurance, with the remainder being coinsurance. Premiums reflect both life and accident and health business.

As described above, the disruption in certain international markets contributed to the increased lapsation and surrender activity in 1999. The decline in ceded premium in 1999 is related to the termination of a substantial portion of NSLIC's major medical business, much of which had been ceded. The increase in ceded premium in 1998 is due to the cession of a substantial portion of the major medical accident and health business of NSLIC. The increased lapses and surrenders during 1996 reflects the inclusion of the ALLIC insurance business.

                                    TABLE III

The following table sets forth information with respect to total insurance premiums.

                    ORDINARY          ANNUITY &                              ACCIDENT
                     LIFE(a)        UNIVERSAL LIFE         GROUP LIFE       & HEALTH(a)          TOTAL
                    --------        --------------         ----------      ------------         -------

     1999         $47,687,414       $   261,880          $    484,746    $   10,886,317      $   59,320,357
     1998          48,801,081           263,994               231,410         9,857,844          59,154,329
     1997          49,412,066           366,135               284,632         5,299,783          55,362,616
     1996          49,563,720           389,084               309,953         4,040,688          54,303,445
     1995          45,120,631           119,335               306,256           698,206          46,244,428


--------

(a)  After deduction for reinsurance ceded.

New sales of life insurance have remained relatively flat since 1996. The acquisition of ALLIC in late 1995 mitigated the decline in new life insurance sales and brought an increase in Accident and Health premiums. Much of the 1998 increase in accident and health premiums relates to the acquisition of USLIC and NSLIC.


                                    TABLE IV

The following table sets forth information relating to the ratio of underwriting and other expenses to insurance revenues.

                                                                           COMMISSIONS, UNDERWRITING
                                                                            AND OPERATING EXPENSES,
                                                                           POLICY RESERVE INCREASES,
                                      COMMISSIONS, UNDERWRITING            POLICYHOLDER BENEFITS AND
                                        AND OPERATING EXPENSES             DIVIDENDS TO POLICYHOLDERS
                                    ----------------------------          ----------------------------
                                                       RATIO TO                              RATIO TO
                 INSURANCE                             INSURANCE                             INSURANCE
                 PREMIUMS(a)            AMOUNT         PREMIUMS               AMOUNT         PREMIUMS
                ------------        -------------    -----------          --------------    ---------

 1999           $59,320,357        $   22,563,049         38.0%           $   68,043,243     114.7%
 1998            59,154,329            23,580,491         39.9                66,914,063     113.1
 1997            55,362,616            18,910,594         34.2                58,865,744     106.3
 1996            54,303,445            21,948,637         40.4                59,113,575     108.9
 1995            46,244,428            17,375,574         37.6                50,767,435     109.8

-------

(a) After premiums ceded to reinsurers.

Prior to 1996, the ratios of expenses to premiums had declined each year since 1989. These declines are the result of three factors: 1) underwriting and operating expenses have generally not increased at the same rate as premium income due to the Company's efficient method of operation; 2) sales commissions as a percentage of total premium income are declining annually as the business enters renewal stages and commissions are paid at a lower rate than the first year; and 3) the amount of new insurance written annually represents a smaller percentage of the Company's total premium income. However, in 1996, with the addition of ALLIC and the considerable expense associated with its marketing operation start-up, the ratio reached its highest level since 1993. Following the merger of ALLIC in 1997, significant reductions in operating expenses were realized. The 1997 acquisitions of NSLIC and USLIC and their related conversion expenses as well as increases in accident and health benefits were the primary reasons for the 1998 and 1999 increase in policyholder benefits and the 1998 increase in commission, underwriting and operating expenses.

                                     TABLE V

The following table sets forth changes in new life insurance business produced between participating and nonparticipating policies.

                                         PARTICIPATING                NONPARTICIPATING
               TOTAL NEW            ----------------------          --------------------
              BUSINESS(a)            AMOUNT(a)     PERCENT          AMOUNT(a)    PERCENT
              -----------           ----------     -------          ----------   -------

 1999          $   287,238          $   180,800      62.9%          $106,438        37.1%
 1998              311,331              224,918      71.4             88,835        28.6
 1997              286,698              245,547      85.6             41,151        14.4
 1996              337,051              294,408      87.3             42,643        12.7
 1995              296,811              271,108      91.3             25,703         8.7


-----------
(a) In thousands (000s)

The percentage of the new business produced that is participating represented the majority of new business from 1987 through 1995. The increase in non-participating business beginning in 1996 results from sales by USLIC and NSLIC, which sell only non-participating policies and a change in benefits in the Company's international business, as new or ordinary life products shifted away from participating to non-participating. The significant change in 1998 and 1999 is due to the volume of credit life business produced by NSLIC that is non-participating.

                                    TABLE VI

The following table sets forth changes in new life insurance business issued according to policy types.

                                      WHOLE LIFE
                                     AND ENDOWMENT                   TERM                       CREDIT
               TOTAL NEW         ----------------------       ---------------------       -------------------
               BUSINESS(a)       AMOUNT(a)      PERCENT       AMOUNT(a)     PERCENT       AMOUNT(a)   PERCENT
               ----------        ---------      -------       ---------     -------       ---------   -------

  1999        $   287,238       $  183,726       63.9%       $   43,607      15.2%         $59,905     20.9%
  1998            311,331          224,918       72.2            51,531      16.6           34,882     11.2
  1997            286,698          245,637       85.7            41,062      14.3                0       --
  1996            337,051          296,985       88.1            40,066      11.9                0       --
  1995            296,811          270,963       91.3            25,848       8.7                0       --



  (a) In thousands (000s)

This table illustrates that virtually all of the new business written prior to 1997 is whole life. The 1997 results reflect a decrease in new life business during the year which continued through 1999. Most of the 1998 and 1999 increases are due to the credit life business sold by NSLIC. The decline in 1998 and 1999 whole life production relates to the disruption in the Company's international market.

                                    TABLE VII

The following table sets forth deferred policy acquisition costs capitalized and amortized compared to new business life insurance issued.

                                                         DEFERRED POLICY
                        TOTAL NEW                       ACQUISITION COSTS
                         BUSINESS             -----------------------------------------
                         ISSUED                  CAPITALIZED                AMORTIZED
                        ---------             -----------------         ---------------
  1999               $ 287,238,000            $     9,287,457           $    10,028,806
  1998                 311,331,000                  7,941,829                 7,789,513
  1997                 286,698,000                  9,804,022                 9,630,705
  1996                 337,051,000                 10,531,222                10,221,917
  1995                 296,811,000                 10,579,704                 8,511,876


The amortization of the capitalized costs has grown as the aggregate deferred acquisition cost asset has increased. In 1996, the amortization of deferred acquisition costs increased due to the increase in surrender activity. The decrease in costs capitalized for 1997 and 1998 reflects the reduction in the amount of new business produced and lower commission expenses incurred as a result thereof. In 1996, new business increased; however, the increase in capitalized costs was not as high due to changes in the commission structure of the Company. Amortization in 1999 was high due to increased surrender activity.

                                   TABLE VIII

               The following table sets forth investment results.

                                                                                RATIO OF NET
                                                                             INVESTMENT INCOME
                    MEAN AMOUNT OF              NET INVESTMENT                TO MEAN AMOUNT
                  INVESTED ASSETS(a)               INCOME(b)              OF INVESTED ASSETS(a)
                  -------------------           --------------            ---------------------

1999                 $  175,305,342              $  11,636,940                     6.6%
1998                    169,461,908                 11,279,125                     6.7
1997                    150,481,414                 10,038,736                     6.7
1996                    134,167,938                  9,185,506                     6.8
1995                    111,926,695                  7,026,909                     6.3

-------------

(a) The year 1997 includes assets acquired from NSLIC and USLIC. The year 1996 includes assets acquired from CILIC on March 12, 1996. The year 1995 includes assets acquired from ALLIC on September 14, 1995.
(b)  Does not include realized and unrealized gains and losses on investments.

The Company hired an investment advisor in 1995, and this action contributed to the increased yield in 1996. Significant decreases in yields in the bond market caused the return on invested assets to drop slightly in 1997 and continued throughout 1998 and 1999.

       (c)       NARRATIVE DESCRIPTION OF BUSINESS

           (i)   BUSINESS OF CITIZENS

                 Citizens' principal business is ownership of CICA, Investors and their affiliates. Additionally, it provides management services to these companies under management services agreements. At December 31, 1999, Citizens had approximately 100 full and part-time employees. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

           (ii)  BUSINESS OF CICA

                 Historically, CICA's revenues have been derived from life insurance premiums and revenues from investments. CICA is a Colorado-domiciled life insurance company marketing primarily ordinary whole-life products on an international basis through marketing companies. Additionally, it offers specialty individual accident and health policies to United States residents. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                 During the fiscal year ended December 31, 1999, 93.1% of CICA's premium income was attributable to life, endowment and term insurance, 0.5% to individual annuities and 6.4% to accident and health insurance. During the fiscal year ended December 31, 1998, 93.2% of CICA's premium income was attributable to life, endowment and term insurance, 0.4% to individual annuities, and 6.4% to accident and health insurance. Of the life policies in force at December 31, 1999 and 1998, 39.9% and 39.6%, were nonparticipating and 60.1% and 60.4%, respectively were participating.

                 From 1987 to 1997, CICA offered a series of participating whole life policies designed for international markets. All of the products were participating. Beginning January 1, 1998, CICA introduced a new series of policies as a replacement. Ten plans make up this series and, like those previously sold, are designed for the international market. They maintain many of the features of the previous series, and incorporate several new enhancements, such as terminal illness protection as well as dismemberment provisions.

                 Additionally, following the merger with ALLIC, CICA began offering specialty individual accident and health products as well as ordinary whole life policies to residents of the United States. The sale of these products is focused in Oklahoma, Louisiana and Mississippi.

                 In 1999 management began developing a domestic ordinary life sales program and filed such with the regulatory authorities for approval during the third quarter of 1999. CICA expects to place a significant emphasis on this program. Management expects that sales efforts will be commenced on a state-by-state basis which will target rural areas of the United States. Management began recruiting associates in the State of Texas and expects sales efforts for the new product to begin in mid-2000.

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

                 CICA has $25.1 million of insurance in-force on individuals that are classified as substandard risks, the majority of such business having been acquired in the purchase of other companies. Management believes the exposure to loss as a result of insuring these individuals is minimal, since the premiums are increased to cover the nature of the risk, additional reserves are established, and the amount of this insurance represents approximately 1.0% of the total insurance in-force.

                 GEOGRAPHICAL DISTRIBUTION OF BUSINESS

                 The following table sets for CICA's total yearly premium income by geographic area for the years indicated.

                                                       PERCENT OF CICA'S TOTAL PREMIUM INCOME
                  AREA                                1999               1998             1997
                  ----                                ----               ----             ----

                  Oklahoma                            5.4%               5.5%             6.2%
                  Texas                               2.3%               3.2%             2.7%
                  Louisiana                           1.2%               1.2%             1.5%
                  Colorado                             --%                --%             1.0%
                  All Other States                    5.6%               6.8%             5.7%
                  Foreign                            85.5%              83.3%            82.9%

                  The participating whole life policies accepted by CICA on high net worth residents of foreign countries have an average face amount of approximately $70,000 and are marketed primarily to the top 5% of the population in terms of household income. CICA accepts applications for international insurance policies marketed by several independent firms in these markets with whom CICA has non-exclusive consulting contracts. These firms specialize in marketing life insurance products to citizens of foreign countries. These life products are specially designed by CICA to be compatible with marketing methods and commission requirements. The international firms have many years' experience marketing life insurance products for CICA. These firms provide recruitment, training and supervision of their managers and associates in the placement of dollar-denominated life insurance products; however, all consultants and associates contract directly with CICA and receive their compensation from CICA. Accordingly, should the consulting arrangement between any firm and CICA be canceled for any reason, CICA believes it could continue suitable marketing arrangements with the individuals of the consulting firms without appreciable loss of present and future sales, as it has done in the past. There is, however, always a risk that sales could decrease. The contract with the consultants provides that they have the responsibility for recruiting and training their sales associates. They are responsible for all of their overhead costs and bear the expense of contests and awards. These firms guarantee any debts of marketers and their associates. In consideration for the services rendered, the marketing consultants receive a fee on all new policies placed by them or their associates. See "Business of CICA - Commissions." The marketing contracts may be terminated for various causes at any time by mutual consent of the parties or upon 30 days' notice by either party.

                 At present, CICA is dependent on the non-U.S. markets for a large percentage of its new life insurance business. This subjects CICA to potential risks with regard to the continued ability to write such business should adverse events occur in the countries from which CICA receives applications. These potential risks include lapses of policies if funds that flow out of such countries were to become restricted. Based on more than 35 years experience in the marketplace in which CICA competes, management believes such risks are not material. The Company maintains no assets outside the U.S. and requires all premiums to be paid in the U.S. with U.S. dollars via drafts drawn on banks in the U.S.; therefore, it could lose no funds from currency devaluation or foreign appropriation. Many of the inherent risks in foreign countries, such as political instability, hyper-inflation and economic disruptions tend to improve rather than hurt CICA's business because it encourages individuals to convert assets out of local currencies to the more stable U.S. dollar.

                 The development of CICA's U.S. market, will, in the opinion of management, reduce the dependence on foreign markets in the future. It is expected that the domestic program will take several years to build sales to a level approximating that sold internationally.

                  MARKETING OPERATIONS

                  CICA holds licenses to do business in 15 states and accepts applications from numerous foreign countries. CICA's operations are conducted on the independent contractor basis, with a sales force at December 31, 1999 of 1,415 individuals, 615 individuals at December 31, 1998 and 777 individuals at December 31, 1997. The decrease in marketing consultants in 1998 reflects the loss of former ALLIC sales representatives described below, while the 1999 increase demonstrates the emphasis on recruiting placed by management.

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

                  RESERVES

                  CICA establishes actuarial reserves as liabilities to meet obligations on all outstanding policies. Reserves and deferred acquisition costs are prepared in conformity with the American Academy of Actuaries Committee on Financial Reporting Principles and generally accepted accounting principles. In determining such reserves CICA used the 1955 to 1960, 1965 to 1970, and 1975 to 1980 Select and Ultimate Mortality Tables with interest rates at 4% or in a range graded from 9% to 5% with recent issues reserved at 7% graded to 6 1/2%. Withdrawal assumptions are based primarily on actual historical experience. Statutory reserves are used for paid-up life business. Claims reserves include an amount equal to the expected benefit to be paid on reported claims in addition to an estimate of claims that are incurred but not reported, based on actual historical experience. CICA receives an independent actuarial certification of its reserves prepared in accordance with both Generally Accepted Accounting Principles and Statutory Accounting Practices. The certifications have noted no deficiencies for the years presented herein.

                  REINSURANCE

                  CICA assumes and cedes insurance with other insurers, reinsurers and members of various reinsurance pools. Reinsurance arrangements are utilized to provide greater diversification of risk and minimize exposure on larger risks.

                         (a)   INSURANCE CEDED

                  CICA generally retains $75,000 of risk on any one person. As of December 31, 1999, the aggregate amount of life insurance ceded amounted to $259,060,000 or 10.8% of total direct and assumed life insurance in force, and $278,277,000 or 10.8% in 1998. CICA is contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations reinsured.

                  As of December 31, 1999, CICA had in effect automatic reinsurance agreements that provide for cessions of ordinary insurance from CICA. Additionally, CICA has reinsurance treaties in force with several reinsurers of life and accident and health insurance. These treaties provide for both automatic and facultative reinsurance of standard and substandard risks ceded to them by CICA for life, accident and health and supplemental benefits above CICA's retention limit on a yearly renewable term, coinsurance or modified coinsurance basis.

                  Treaties with Employers Reassurance (ERC) and Businessmen's Assurance (BMA) historically have been the primary vehicle utilized by CICA for its international business. The treaties are structured in such a way as to allow CICA to "self administer" the cessions on a reduced cost basis. During 1995, a third carrier was added as a principal reinsurer, Riunione Adriatica di Sicurta, of Italy (RAS).

                  The ERC and BMA agreements provide that for risks reinsured in specified countries, 70% of each risk in excess of CICA's retention will be ceded to ERC and 30% to BMA. The RAS agreement provides that on risks reinsured in specified countries, 100% of the risk in excess of CICA's retention is ceded to RAS. CICA pays premiums to ERC and BMA on an annual basis and is responsible for the production of the reporting monthly and annually to ERC and BMA to allow proper accounting for the treaties.

                  The cessions are on a yearly renewable term basis and are automatic up to $333,333 for ERC, $500,000 for RAS and $166,667 for BMA at which point the reinsurance is subject to a facultative review by the reinsurers. At December 31, 1999, CICA had ceded $150,350,000 in face amount of insurance to ERC, $25,616,000 to BMA and $74,377,000 to RAS under these agreements.

                  RAS is an unauthorized reinsurer in the state of Colorado; however RAS has agreed to comply with Colorado statutes regarding such companies. Under these statutes, RAS will provide a letter of credit, issued by a U.S. bank meeting the Colorado requirements, equal to any liabilities it incurs under this agreement. RAS notified CICA in late 1999 that it is withdrawing from the reinsurance market effective January 1, 2000. As a result, CICA is holding discussions with possible reinsurers for new international business. The Company anticipates little difficulty in finding a reinsurer to replace RAS and does not expect a change in structure or rates.

                  A reinsurance treaty with Connecticut General Life Insurance Company (CG) covers all of CICA's accidental death insurance supplementing its life insurance policies. These cessions are on a yearly renewable term basis and occur automatically if total accidental death benefits known to CICA are less than $250,000 or otherwise on a facultative review basis. At December 31, 1999, CICA had ceded $1.2 billion in face amount of business to CG under this treaty.

                  CICA monitors the solvency of its reinsurers to minimize the risk of loss in the event of a failure by one of the parties. The primary reinsurers of CICA are large, well capitalized entities which have no current or prior history of financial difficulty.

                         (b) INSURANCE ASSUMED

                  At December 31, 1999, CICA had in-force reinsurance assumed as follows:

                                                                        TYPE OF               AMOUNT
                                                                        BUSINESS            IN-FORCE AT
                      NAME OF COMPANY               LOCATION            ASSUMED            END OF YEAR
                   --------------------            ----------         ----------           ------------

                   Prudential Insurance              Newark,           Ordinary
                   Company (Prudential)            New Jersey         Group Life           $273,146,000

                  The reinsurance agreement with Prudential provides for CICA to assume a portion of the insurance under a group insurance policy issued by Prudential to the Administrator of Veterans' Affairs. CICA's portion of the total insurance under the policy is allocated to CICA in accordance with the criteria established by the Administrator. The agreement continues in full force and effect at December 31, 1999.

                  CICA has also entered into a Serviceman's Group Life Insurance Conversion Pool Agreement with Prudential, under the above described agreement, whereby CICA assumed a portion of the risk of Prudential under the group policy due to excess mortality under the conversion pool agreement resulting from issuing conversion policies as prescribed for membership in the conversion pool.

                  INVESTMENTS

                  State insurance statutes prescribe the quality and percentage of the various types of investments which may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate and mortgage loans within certain specified percentages. CICA's invested assets at December 31, 1999 were distributed as follows: fixed maturities - 86.2%, mortgage loans - 0.8%, policy loans - 12.9% and other long-term investments - 0.1%. CICA did not foreclose on any mortgage loans in 1999. All mortgage loans are supported by independently appraised real estate. The investment policy of CICA is consistent with the provisions of the Colorado Insurance Code.

                  At December 31, 1999, 81.3% of CICA's investments in fixed maturities were comprised of U.S. Treasury securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage-backed securities, compared to 85.1% at December 31, 1998. Of these mortgage-backed securities, all were guaranteed by U.S. government agencies or corporations that are backed by the full faith and credit of the U.S. government or that bear the implied full faith and credit of the U.S. government.

                  REGULATION

                  CICA is subject to regulation and supervision by the insurance department of each state or other jurisdiction in which it is licensed to do business. These departments have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of marketing persons, the approval of policy forms, the advertising and solicitation of insurance, the form and content of mandatory financial statements, the reserve requirements, and the type of investments which may be made. CICA is required to file detailed annual reports with each such insurance department, and its books and records are subject to examination at any time. In accordance with state laws and the rules and practices of the National Association of Insurance Commissioners, CICA is examined periodically by examiners of its domiciliary state and by representatives (on an "association" or "zone" basis) of the other states in which it is licensed to do business. An examination was concluded in 1998 for the five years ended December 31, 1996, by a public accounting firm under contract with and supervision by the Colorado Division of Insurance. CICA is audited annually by an independent public accounting firm.

                  Various states, including Colorado, have enacted "Insurance Holding Company" legislation which requires the registration and periodic reporting by insurance companies which control, or are controlled by, other corporations or persons. Under most of such legislation, control is presumed to exist with the ownership of ten percent or more of an insurance company's voting securities. The Company is subject to such regulation and has registered under such statutes as a member of an "insurance holding company system." The legislation typically requires periodic disclosure concerning the transactions between the registered insurer, the ultimate controlling party, and all affiliates and subsidiaries of the ultimate controlling party, and in many instances requires prior approval of intercorporate transfers of assets (including in some instances payment of dividends by the insurance subsidiary) within the holding company system.

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

                  CICA's international marketing plan stresses making available dollar-denominated life insurance products available to high net worth individuals residing in foreign countries and the sale of individual, whole life and supplemental accident and health products to United States residents. A large percentage of CICA's first year and renewal life insurance premium income during 1998 and 1999 came from the international market. See "Business of CICA - Geographical Distribution of Business." Management believes CICA to be a significant competitor in the international market and attributes its market position to the expertise of management, the uniqueness of its life insurance products and competitiveness of its pricing methods.

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

                  CICA intends to initiate a new domestic marketing thrust during 2000 focusing on the sale of individual ordinary life insurance products to residents of rural communities. This program will be initiated through one state at a time. Management believes this market is significantly ignored by the majority of U.S. insurers. Competition from many U.S. companies is significantly greater in the domestic market, particularly as banking institutions enter the insurance market due to the passage of the Graham Leach Bliley Act in 1999.

                  In CICA's block of accident and health insurance (6.4% of total premium income), it is in competition with many insurance companies as well as with voluntary and government-sponsored plans for meeting hospitalization and medical expenses such as Blue Cross/Blue Shield, "Medicare" and "Medicaid." Future expansion of such programs or the establishment of additional government health programs could adversely affect the future of accident and health insurance on CICA's books, most of which has been acquired in the acquisition of other companies.

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

         (iii)    BUSINESS OF NSLIC

                  NSLIC was acquired in November, 1997. Domiciled in Arlington, Texas, NSLIC's revenues have historically been derived from revenues generated by the sale of ordinary whole life insurance, individual supplemental and major medical health insurance, credit insurance and investment income. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  During the year ended December 31, 1999, 7.3% of premium revenue was attributable to life, endowment and term insurance; 24.9% to credit insurance; and 67.8% to accident and health insurance. All of the life insurance in force is non-participating.

                  Prior to the acquisition by Citizens, NSLIC's sales efforts centered on a major medical supplemental hospitalization policy and the credit business. The credit business is sold primarily through furniture stores in Texas. As a result, the average contract size is relatively small, and the average duration is approximately two years.

                  NSLIC's block of business consists of large amounts of scheduled daily indemnity policies and major medical coverage. During the second half of 1998, NSLIC began to experience an increase in the volume of claims. As a result of the substantial increase in the volume of claims plus an increase in the accident and health loss ratio, in 1999 management canceled a large portion of these existing blocks of major medical business in order to curtail both claims and operational expenses. This action will result in a decrease of annual premium income of $1.6 million. However, due to the claims experience as well as the overhead necessary to administer such management believes that the action will enhance near and long-term profitability.

                  In December, 1999, CICA filed a Plan and Agreement of Merger with the Insurance Departments of Texas and Colorado whereby NSLIC would be merged with and into CICA. The effective date of the Plan for accounting purposes is January 1, 2000.

                  GEOGRAPHICAL DISTRIBUTION OF BUSINESS

                  For the year ended December 31, 1999, 96.5% of NSLIC's total premium income was derived from residents of Texas; and 2.0% from Louisiana residents. For 1998, 97.3% of total premium income was derived from residents of Texas and 2.6% from Louisiana residents.

                  MARKETING OPERATIONS

                  NSLIC holds licenses to do business in three states - Texas, Oklahoma and Louisiana. NSLIC's operations are conducted through independent contractors, with a sales force of 76 representatives at December 31, 1999 and 142 at December 31, 1998.

                  RESERVES

                  NSLIC establishes actuarial reserves as liabilities to meet obligations on all outstanding policies. Reserves and deferred acquisition costs are prepared in conformity with the American Academy of Actuaries Committee on Financial Reporting Principles and generally accepted accounting principles. Claims reserves include an amount equal to the expected benefit to be paid on reported claims in addition to an estimate of claims that are incurred but not reported, based on actual historical experience. NSLIC receives an independent actuarial review of its reserves. The independent actuaries have noted no deficiencies for the years presented herein.

                  REINSURANCE

                  NSLIC cedes insurance with other insurers, reinsurers and members of various reinsurance pools. Reinsurance arrangements are utilized to provide greater diversification of risk and minimize exposure on larger risks.

                  INSURANCE CEDED

                  As of December 31, 1999, NSLIC had in effect automatic reinsurance agreements that provide for cessions of ordinary insurance. Additionally, NSLIC has reinsurance treaties in force with several reinsurers of life and accident and health insurance. These treaties provide for both automatic and facultative reinsurance of standard and substandard risks for life, accident and health and supplemental benefits above NSLIC's retention limit on a yearly renewable term basis.

                  NSLIC generally retains $20,000 of risk on any one person. A treaty with Life Reinsurance Corporation of America has historically been the primary vehicle utilized by NSLIC for its life business and a treaty with Reliastar is in effect on NSLIC's accident and health business. As of December 31, 1999, the aggregate amount of life insurance ceded amounted to $891,000 or 2.0% of total direct life insurance in force. Additionally, NSLIC ceded $154,000 of accident and health premium (approximately 4.9% of total A&H premium). NSLIC is contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations reinsured.

                  NSLIC monitors the solvency of its reinsurers to minimize the risk of loss in the event of a failure by one of the parties. The primary reinsurers are large, well capitalized entities which have no current or prior history of financial difficulty.

                  INVESTMENTS

                  State insurance statutes prescribe the quality and percentage of the various types of investments which may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate and mortgage loans by certain specified percentages. NSLIC's invested assets at December 31, 1999 were distributed as follows: fixed maturities - 99.8% and policy loans - 0.2%.

                  REGULATION

                  NSLIC is subject to regulation and supervision by the insurance department of each state or other jurisdiction in which it is licensed to do business. These departments have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of marketing persons, the approval of policy forms, the advertising and solicitation of insurance, the form and content of mandatory financial statements, the reserve requirements, and the type of investments which may be made. NSLIC is required to file detailed annual reports with each such insurance department, and its books and records are subject to examination at any time. In accordance with state laws and the rules and practices of the National Association of Insurance Commissioners, NSLIC is examined periodically by examiners of its domiciliary state and by representatives (on an "association" or "zone" basis) of the other states in which it is licensed to do business. NSLIC's most recent examination which was completed during 1999, was for the three years ended December 31, 1997, by the Texas Department of Insurance. NSLIC is audited annually by an independent public accounting firm.

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

         (iv)     BUSINESS OF USLIC

                  USLIC is a Mississippi-domiciled life and accident and health insurer offering whole life products and specialty accident and health products to residents of the Southeastern United States. USLIC is licensed in the states of Alabama, Arizona, Arkansas, Georgia, Indiana, Louisiana, Mississippi, New Mexico, Oklahoma, Tennessee and Texas. In February 2000, CICA filed a merger plan with regulatory authorities in Mississippi and Colorado, wherein USLIC would merge with and into CICA. All intercompany fees and expenses were eliminated in the consolidated financial statements.

                  USLIC's in force block of business has consisted of large amounts of scheduled daily indemnity policies, major medical coverage and group dental business. In 1998 and early 1999, USLIC added approximately $3 million in premiums of new group dental business. During the second half of 1998, USLIC began to experience a significant increase in the volume of claims, which resulted from the high early utilization by holders of the dental certificates. As a result of the substantial increase in the volume of claims plus an increase in the accident and health loss ratio, in 1999 management canceled a large portion of the existing blocks of group dental business in order to curtail both claims and operation expenses. Approximately 60% of the group dental business was terminated prior to January 1, 2000 and management expects the remaining dental business to terminate by December 31, 2000, the earliest date allowed by contract for termination. This action will result in a decrease in annual premium income of $3 million; however, due to the claims experience as well as the overhead necessary to administer such, management believes that the action will enhance near and long-term profitability.

                  As of December 31, 1999, USLIC had $27,492,000 of life insurance in force, of which $16,534,000 was reinsured and $10,958,000 retained. The maximum retention by USLIC on any one life for life insurance policies is $20,000. All of the accidental death benefit coverage is reinsured.

                  Since 1994, USLIC has emphasized several supplementary health insurance products, i.e., cancer, hospital indemnity, outpatient sickness, catastrophic illness, emergency accident, intensive care, disability income and Medicare supplement policies. Premiums are employer paid or paid through payroll deduction. USLIC issues only through Table 4 (100% extra mortality) on its primary life policy to improve the mortality and potential profitability on that product line. The substandard risks are those that by reason of health, occupation or avocation fall outside the normal anticipated mortality levels of the general population as developed by the actuarial sciences. All of its accidental death risk is reinsured. USLIC also has a reinsurance agreement on its cancer policy which limits its exposure to $35,000 in any calendar year on any one claim. Additionally, various other health products are reinsured to minimize risk.

                  USLIC's selling efforts are not usually concentrated on any one economic, occupational, hazard or age group. The marketing territory is Alabama, Arkansas, Louisiana, Mississippi, Oklahoma, Tennessee and Texas.

                  Policies are sold by direct licensed representatives and licensed general agents. None of these agents has underwriting authority. The commissions paid are believed by management to be competitive with commissions paid by other life insurance companies in the states in which USLIC is licensed to operate. USLIC is aware that there is considerable competition for obtaining qualified agents and that it competes with well-established insurance companies for agents to sell its policies. USLIC also recruits agents from among persons who are not now engaged in the selling of life and accident and health insurance, and USLIC trains such agents. USLIC presently has approximately 200 licensed agents. The agents recruited and licensed by USLIC hold licenses with other companies and possibly could sell other companies' policies that are similar in some respects to USLIC's policies. This arrangement is common with companies that recruit and license general agents.

                  From 1997 through 1999, virtually all sales were supplemental accident and health or group dental products. For 1999, 12.0% premium income was from life policies and 88.0% from accident and health policies, and in 1998, 12.5% of premium income was from life products, and 87.5% from accident and health.

                  INVESTMENTS

                  USLIC invests and reinvests certain of its reserves and other funds. The investments of USLIC are limited as to type and amount by the Mississippi insurance laws which are designed to insure prudent investment policies.

                  The investment of capital, paid-in and operating surplus and other funds of insurers organized under the laws of the State of Mississippi is specified by the Mississippi Insurance Code. These statutes include general and specific limitations on investments, records of investments and other matters. The

                  Mississippi insurance law regulating investments and other aspects of the management of insurance companies is designed primarily for the protection of policyholders rather than investors.

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

                  REINSURANCE

                  As is customary among insurance companies, USLIC will reinsure with other companies portions of the life insurance risks it will underwrite. The primary purpose of reinsurance agreements is to enable an insurance company to reduce the amount of its risk on any particular policy and, by reinsuring the amount exceeding the maximum amount the insurance company is willing to retain, to write policies in amounts larger than it could without such agreements. Even though a portion of the risk may be reinsured, USLIC will remain liable to perform all obligations imposed by the policies issued by it and is liable if its reinsurer should be unable to meet its obligation under the reinsurance agreements. USLIC's general policy is to reinsure business with insurance companies with an A.M. Best and Company rating of "A" or better.

                  USLIC's life reinsurance is being ceded through automatic and facultative treaties with two unaffiliated insurance companies, Businessmen's Assurance Company, Kansas City, Missouri, and Optimum Reinsurance Co., Dallas, Texas. At December 31, 1999, USLIC had ceded to BMA, $7,834,000 in face amount, and $8,700,000 to Optimum Re. It is the practice of USLIC to reinsure all accidental death benefit risks that are written. USLIC has a reinsurance agreement with Reliastar Financial Corporation, Minneapolis, Minnesota, providing coverage of claims in excess of various amounts on several of its accident and health policies. Approximately $336,000 in premiums were ceded under this treaty in 1999.

                  RESERVES

                  USLIC has established actuarially computed reserves as liabilities to meet its policy obligations. These reserves are the amounts which, with additions from premiums to be received and with interest on such reserves, compounded annually at certain assumed rates, are calculated to be sufficient according to accepted actuarial principles to meet policy obligations as they mature. The various actuarial factors are determined from mortality tables and interest rates in effect when the policies are issued. The reserves to be included in statutory filings will be valued on a basis that meets the requirements of the law in Mississippi. USLIC receives an independent actuarial certification of its reserves prepared in accordance with both GAAP and Statutory accounting practices.

                  REGULATION

                  Mississippi insurance laws and regulations generally govern the accounting practices and prescribe the procedures and forms for financial reports of insurance companies prepared on a Statutory accounting basis and filed with the Mississippi Insurance Department. Reports prepared in accordance with the prescribed or permitted statutory accounting practices are primarily intended to insure the ability of an insurance company to meet its obligations to policyholders and do not necessarily reflect going concern value. Balance sheets prepared in accordance with statutory accounting practices are designed primarily to reflect the financial position of insurance companies from the standpoint of solvency. Certain of the prescribed or permitted accounting practices differ in some respects from generally accepted accounting principles followed by other business enterprises in determining financial position and results of operations.

                  The insurance laws of the State of Mississippi also provide that a life insurance company will be assessed a lower premium tax if up to 25% of the company's investments are in Mississippi securities. The management of USLIC has invested its assets in a manner to incur the lower tax rate.

                  In common with other insurance companies operating in Mississippi, USLIC is subject to the regulation and supervision of the Mississippi Insurance Commissioner. After making application for admission and receiving proper license, USLIC may operate in other states and, at that time, will be subject to regulation and supervision in any other state where it may be permitted to transact business. Such regulation is primarily for the benefit and protection of insurance policyholders rather than shareholders of insurance companies. Broad administrative powers are possessed by the Mississippi Department of Insurance and other supervising agencies. Although the powers differ from state to state, in general they include authority to grant and revoke licenses to transact business, to be an agent, to supervise premium rates, to approve the form of insurance contracts, to supervise the form of financial statements filed with such agency, to regulate capital requirements, to regulate insurable interest on one life and to require the filing of detailed annual reports. USLIC's business and accounts are subject to examination by the Mississippi Department of Insurance which conducted an examination in 1997 for the three years ended December 31, 1996.

                  (v) BUSINESS OF CILIC

                  CILIC is an Illinois domiciled life insurer admitted to do business in four states. Dormant for several years, CILIC services a closed block of life insurance policies. At December 31, 1999, CILIC had assets of $2.8 million and annual revenues of $195,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  (vi) BUSINESS OF INVESTORS

                  Investors is an Illinois holding company that owns Excalibur. Investors became a wholly-owned subsidiary of Citizens on January 26, 1999. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  (vii) BUSINESS OF EXCALIBUR

                  Excalibur is an Illinois-domiciled life insurer. It services a small block of ordinary life insurance. Excalibur is 100% owned by Investors which became a wholly-owned subsidiary of Citizens on January 26, 1999. At December 31, 1999, Excalibur had assets of $3.5 million and annual revenues of $225,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  (viii) BUSINESS OF CTI

                  CTI is a wholly-owned subsidiary of CICA and engages in the business of providing data processing services and acquisition and leasing of furniture and equipment for its parent as well as data processing services and software to other companies. Pursuant to an Information Systems Management and Services Contract dated October 1, 1991, and subsequently amended, CTI provides data processing services to the Company for a fixed fee of $85,000 per month. As of and for the year ended December 31, 1999, CTI's total assets were $920,000 and revenues were $1,058,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  (iv) BUSINESS OF III

                  In August, 1993, Citizens sold the stock of III to CICA for its book value. III provides aviation services to the Company. As of and for the year ended December 31, 1999, III's total assets were $1,119,000 and revenues were $205,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  (x) BUSINESS OF FHA

                  Formed in 1989, FHA, formerly Funeral Homes of Louisiana, owns and operates a funeral home in Baker, Louisiana. Constructed in 1992, the operation of the Baker Funeral Home constitutes the primary business function of FHA. At December 31, 1999, FHA had total assets of $560,000 and total annual revenues of $472,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

ITEM 2.           DESCRIPTION OF PROPERTIES

                  CICA owns its principal office in Austin, Texas, consisting of an 80,000 square foot office building. Approximately 45,000 square feet is occupied by CICA and its affiliates with the remainder of the building being leased. At December 31, 1999, the occupancy rate of the property was 100%.

                  Through the acquisition of American Liberty Financial Corporation described above, the Company also owns a 6,324 square foot funeral home in Baker, Louisiana with a total cost of $473,000. This facility is owned and operated by a subsidiary, FHA.

ITEM 3.           LEGAL PROCEEDINGS

                  In March 1999, the Company was served with a summons regarding an action entitled Berdeaux Living Trust v. First Investors Group, Inc., Donald L. Dennis, H. Marie Dennis, Winona Drewes and Citizens, Inc. in U.S. District Court, Southern District of Illinois. The complaint alleged that the defendants defrauded the plaintiffs and other persons who were preferred shareholders of Investors in connection with an acquisition of Investors completed by the Company in early 1999. In the acquisition, the Company issued approximately 610,000 shares of its Class A Common Stock to shareholders of Investors pursuant to a registration statement declared effective in December 1998. The plaintiffs sought class action certification on behalf of the approximately 1,860 persons who were preferred shareholders of Investors. Damages were alleged based upon alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and the Illinois securities laws as well as under Illinois common law fraud and against the defendants other than the Company, for breach of fiduciary duty. The Company moved to dismiss the complaint on procedural and substantive grounds, and on October 22, 1999, the U.S. District Court dismissed the complaint without prejudice.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to shareholders of Citizens during the fourth calendar quarter of 1999.

                                    PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

                  Citizens' Class A common stock is traded on the American Stock Exchange (AMEX) under the symbol CIA. The high and low prices per share as supplied by the Amex Monthly Statistical Report are as follows.

                                                         1999                          1998
                                              ---------------------------     -----------------------
                       QUARTER ENDED             HIGH            LOW            HIGH          LOW
                   -----------------------    -----------     -----------     ---------     ---------

                   March 31                     $ 5.69           $ 2.78         $ 6.81        $ 5.69
                   June 30                        6.06             5.25           6.44          6.00
                   September 30                   6.00             5.38           6.09          5.56
                   December 31                    7.13             5.75           6.00          5.25

                   As of December 31, 1999, the approximate number of record owners of Citizens' Class A common stock was 16,300. Management estimates the number of beneficial owners to be approximately 56,000.

                   On November 2, 1999, the Company's Board of Directors declared a 7% stock dividend, payable on December 31, 1999 to holders of record as of December 1, 1999. The dividend resulted in the issuance of 1,763,805 Class A shares (including 136,091 shares in treasury) and 43,474 Class B shares.

                   Citizens has not paid cash dividends in any of the past four years and does not intend to pay such in the immediate future. For restrictions on the present and future ability to pay dividends, see Note 6 of the "Notes to Consolidated Financial Statements."

ITEM 6.            SELECTED FINANCIAL DATA

                   The table below sets forth, in summary form, selective data of the Company. This data, which is not covered in the report of the independent auditors, should be read in conjunction with the consolidated financial statements and notes which are included elsewhere herein (amounts in thousands except per share amounts). The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% common stock dividend paid on December 31, 1999.

                                                 YEAR ENDED DECEMBER 31,
                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
                                 ----------------------------------------------------------

                                    1999        1998         1997       1996        1995
                                 ---------   ---------    ---------   ---------   ---------

NET OPERATING REVENUES           $  71,877   $  72,685    $  65,027   $  63,822   $  53,130
NET INCOME (LOSS)                $   1,271   $  (6,721)   $   3,426   $   2,214   $   2,750
NET INCOME (LOSS) PER SHARE      $     .05   $    (.29)   $     .15   $     .10   $     .15
TOTAL ASSETS                     $ 255,485   $ 253,384    $ 249,519   $ 218,277   $ 209,308
NOTES PAYABLE                    $       0   $     333    $     937   $     489   $     773
TOTAL LIABILITIES                $ 183,218   $ 178,480    $ 169,938   $ 151,394   $ 144,595
TOTAL STOCKHOLDERS' EQUITY       $  72,267   $  74,904    $  79,581   $  66,883   $  64,713
BOOK VALUE PER SHARE             $    3.09   $    3.28    $    3.56   $    3.09   $    3.42

         See Part I (b) - Financial information regarding the insurance business and Item 7 - Management's Discussion and Analysis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  RESULTS OF OPERATIONS

                  Net income of $1,271,072 or $.05 per share was earned during 1999, compared to a net loss of $6,720,693 or $0.29 per share for the year ended December 31, 1998 and net income of $3,425,523 or $.15 per share in 1997.

                  A non-recurring charge of $9.5 million recorded in the third quarter of 1998 related to the non-recoverability of a portion of the excess of cost over net assets acquired ("goodwill") on the Company's books caused the 1998 loss. The writedown was related to the goodwill recorded in the 1995 acquisition of American Liberty Financial Corporation (ALFC) and was caused by a decline in new production from insurance agents formerly associated with American Liberty. Subsequent to the acquisition, management implemented a 50% reduction in the amount of commission paid to these agents. The commission reductions were necessary to preserve the profitability of the accident and health business which was negatively impacted by changes in state laws that established minimum claims ratios that severely limited profit margins, as well as mandated change in interest rates used to compute reserves on this business.

                  In order to ascertain the recoverability of the goodwill balance, the Company performed an analysis of the relevant cash flows based upon estimated production, net of policy acquisition costs, policyholder benefits and other general expenses. As a result of this analysis, it was determined that the production of future business did not support goodwill of $9.5 million which was charged to earnings during third quarter 1998. Management's estimate of future production was re-evaluated based upon sales activity, the size of the active agency force, and the anticipated future production to be achieved in subsequent years. Management has continued to monitor production associated with these products. During 1998, management was successful in reviving production from some of the largest producers of American Liberty. During 1999, the assumed production levels were met. Should production fall below such estimates, additional write-offs could be necessary. Approximately $3 million of goodwill related to ALFC remains.

                  Decreases in acquisition related expenses associated with American Liberty and economies of scale created by the combination of companies contributed to the increase in 1997 income.

                  Total revenues for the year ended December 31, 1999 were $71,877,058 compared to $72,684,915 in 1998, a decrease of
                  1.1%. In 1997 revenues were $65,027,298. The decrease in 1999 revenues was related to a 80.7% decrease in realized gains on investments which were $310,890 for 1999 compared to $1,614,388 in 1998. The inclusion of the revenues from USLIC and NSLIC for the entire year was the primary reason for the increase during 1998. Decreased writing of new business by CICA in the international market and by ALLIC domestically was offset by the premium revenues of USLIC and NSLIC, which contributed to the increase in revenue in 1998. Additionally, only six months of revenues of USLIC and only one month of NSLIC's revenues are included in the 1997 results.

                  Premium income was $59,320,357 in 1999, a 0.3% increase compared to $59,154,329 of premium income in 1998. The 1998 amounts were a 6.8% increase over the previous year when premium income totaled $55,362,616. There was a significant increase in group dental business sold by the agents of USLIC from July 1998 through March 1999. However, during third quarter 1999, a large portion of the existing blocks of USLIC's group dental and NSLIC's major medical were cancelled. The 1999 cancellation of these blocks coupled with decreased writing of new business by CICA in the international market contributed to the small increase of premium income during 1999. Additionally, during 1999 there was a decrease in the Company's core book of ordinary life business resulting from the continued turmoil in Latin America caused by economic downturns in several countries, as well as increased competition from several U.S. companies entering the market. The comparison of 1998 to 1997 premium income is effected by USLIC and NSLIC not being included for the entire year 1997.

                  In January, 1998, CICA introduced a new line of international products known as the Millennia 2000 series; however, in 1998 and 1999, CICA's international sales were hampered due to the contraction of several Latin American economies, as well as competition from new local companies, many of whom are subsidiaries of large U.S. insurers. Management believes the products are desirable and competitive and expects future sale of the Millennia products to increase.

                  In addition, management began developing a domestic ordinary life sales program during 1999 and filed such with Texas regulatory authorities for approval during the third quarter of 1999. This program, targeting rural areas of the United States, is expected to be a major market for the Company in future years. Management began recruiting efforts for associates in the State of Texas for the new product in early 2000.

                  The products previously sold by ALLIC in the United States were not available following the merger of ALLIC into CICA until late in 1997 because of delays in obtaining requisite approval from state insurance regulatory authorities. Management has been successful in returning the largest producing marketing organization of the former ALLIC agents (now representing CICA) to production and saw continuing increases in new production in 1999, compared to amounts seen in 1997 and 1998. Due to increases in claims, however, management anticipates implementing significant rate increases on several of these products during 2000. Because of these increases, it is uncertain whether increased production can be maintained.

                  During 1998, management discontinued selling the major medical products that NSLIC's prior management had begun to introduce in 1997. Management believes that the level of surplus and asset size of NSLIC are not sufficient to support the potential volatility that is inherent in such types of business. As previously discussed, management terminated the majority of such business in 1999. NSLIC's marketing efforts are now focused solely on the expansion of existing credit life and credit accident and health business.

                  Net investment income increased 3.2% during 1999 to $11,636,940 from $11,279,125 during 1998. The 1998 results were up 12.4% compared to the $10,038,736 earned in 1997. The 1999 and 1998 results reflect the continuing expansion of the Company's asset base as well as the actions taken in previous years to change the mix and duration of the Company's invested assets. Overall, the duration decreased slightly from approximately 5.19 years in 1998 to 5.05 years in 1999.

                  The yields available in the bond market during the past few years are not of a level to increase the return on the Company's invested assets without exposing the portfolio to undue risk. Management hired the investment advisory firm of Asset Allocation and Management, Inc. of Chicago ("AAM"), Illinois in late 1995 to manage the Company's fixed maturity portfolio. During 1996, a nominal reconfiguration was begun. In lieu of purchasing U.S. Treasury instruments, the Company began to purchase U.S. Government guaranteed mortgage pass-through securities. This program continued throughout 1999. Management expects to continue this strategy throughout 2000 as opportunities present themselves.

                  Overall policyholder dividends decreased to $2,843,681 in 1999, down 6.0% over 1998 when such benefits were $3,025,746. The 1998 amounts represented an increase of 8.8% compared to $2,782,215 in 1997. The 1997 growth is primarily due to the acquisition of USLIC, which increased that year's expense by approximately $397,000. Virtually all CICA's policies that have been sold since 1989 are participating. Participating policies represent a large majority (59.1%) of the Company's business in-force, although the percentage of participating business has declined from approximately 91% due to the acquisitions in recent years. Additionally, due to the disruption in the Latin American markets mentioned above and the lower than usual persistency in that market, the growth in overall dividends has been slowed as policies lapse before the dividend amount can grow. Management expects continued growth in this item due to the fact that CICA will continue to focus on participating products internationally, subject to persistency and future sales.

                  Claims and surrenders increased to $34,747,480 in 1999, an increase of 10.0% over 1998 when such benefits were $31,592,740. In 1997 claims and surrenders were $27,852,907.
                  The increase in benefits in 1998 can be attributed to the inclusion of NSLIC and USLIC for an entire year. Increases in accident and health benefits attributable to the respective blocks of business of these companies created most of the 1999 increase.

                  Death benefits decreased to $5,135,808 in 1999, down from $5,150,647 in 1998, and $4,475,083 in 1997. The 1998 increase can be traced directly to the inclusion of NSLIC and USLIC for an entire year. During 1998, claims on NSLIC were $421,801, while claims from USLIC were $35,570. The small decrease in such claims in 1999 does not appear to be due to any trend. Additionally, the pre-need and burial policies formerly sold by ALLIC were marketed to an older clientele and as such, higher claims are anticipated and factored into the product. The Company has historically adhered to a strict underwriting policy which requires complete medical examinations on all applicants who are foreign residents, except children, regardless of age or face amount of the policy applied for. For 1996 and future years, management initiated a change to more selective medical examinations in conjunction with dry spot blood tests and extensive medical questions on the application in order to lower the cost of new business without sacrificing necessary information for the underwriter. Additionally, X-rays and electrocardiograms are required depending on age and face amount of the policy. On all policies of $150,000 or more, inspection reports are required which detail the background resources and lifestyle of the applicant. The Company has developed numerous contacts throughout Latin America with which its underwriters can validate information contained in the application, medical or inspection report.

                  Accident and Health benefits grew to $8,468,124 in 1999 from $5,912,411 in 1998. Such claims were $2,948,257 in 1997. The increase reflects the growing block of accident and health premium on the Company's books, and more specifically the inclusion of NSLIC and USLIC. Claims on USLIC's A&H benefits in 1999 were $3,681,264, while NSLIC's were $2,270,718. In
                  1998, claims on USLIC's A&H benefits were $2,513,680, while NSLIC's were $1,653,367. In 1997, the addition of USLIC and NSLIC contributed approximately $740,000 to the benefit amounts. During the second half of 1998, the Company began to experience a significant increase in the volume of claims. The increase was created by the high early utilization by holders of the USLIC dental certificates. As a result of the substantial increase in the volume of claims plus an increase in the accident and health loss ratio, management has moved to cancel a large portion of these existing blocks of group dental and major medical business in order to curtail both claims and operating expenses. Most of the terminations were effective prior to January 1, 2000. This action will result in a decrease of approximately $3.8 million of annual premium income in 2000 and $5.3 million of annual premium income in 2001; however, due to the claims experience as well as the overhead necessary to administer such, management believes this action will enhance near and long-term profitability.

                  Endowment benefits decreased from $5,258,881 in 1997 to $5,027,937 in 1998. In 1999, such expenses increased slightly to $5,048,973. Beginning in late 1990,

                  Citizens introduced a new series of plans called "Ultra Expansion Plus" which carried an immediate endowment benefit of an amount elected by the policyowner. This endowment is factored into the premium of the policy and is paid annually. The decline in 1998 and slight increase in 1999 reflect the decline in production of new business over the last three years.

                  In 1999, policy surrenders increased 3.0% to $14,920,985. Policy surrenders were $14,481,335 in 1998, compared to $14,322,593 in 1997. The relative stability in 1999, 1998 and 1997 is, in the opinion of management, the result of a campaign begun in mid-1997 to inform policyowners about the benefits of their policies.

                  Other claim expenses amounted to $1,173,590 in 1999, $1,020,410 in 1998 and $848,093 in 1997. These expenses are comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits.

                  During 1999, commissions decreased to $12,234,053 from $12,501,426 in 1998. In 1997, commission expense was $11,918,192. The decrease reflects above-mentioned termination of business. Although group accident and health business produced by USLIC increased through March 1999, this business carries a relatively low commission. The majority of such amounts paid relates to first year commissions which were $7,938,818, $8,169,835, and $8,120,748 in 1999, 1998, and
                  1997, respectively. The increased proportion in new sales of accident and health and credit business contributed to the overall decline in first year commissions.

                  Underwriting, acquisition and insurance expenses decreased to $10,328,996 in 1999 compared to $11,079,065 in 1998 and
                  $6,992,402 in 1997. Approximately $2.5 million of the increase in 1998 relates to the inclusion of NSLIC and USLIC for the entire year. Additionally, because of the increased claims volume mentioned above, management was forced to significantly increase staff size in 1998 and 1999 and thus overhead on a temporary basis. Due to the consolidation of ALLIC's operations with CICA, management was able to achieve significant reductions in expenses through economies of scale which were reflected in the 1997 results.

                  In order to convert a majority of CICA's marketing overhead from fixed to variable, management contracted in early 1997 with an independent international marketing company to serve as managing agent for the Company's international marketing activities. This firm receives an overriding commission on all new business sold internationally in exchange for the absorption of all marketing, management and promotion activities. By taking such actions, management believes a significant amount of fixed overhead has been converted to a variable expense. Management has utilized firms such as this in previous periods with great success at obtaining increases in sales and expense reductions.

                  Capitalized deferred policy acquisition costs were $9,287,457 in 1999, $7,941,829 in 1998, and $9,804,022 in 1997. The
                  increase in 1999 reflects increased fourth quarter sales of a twenty-year endowment policy. The drop in 1998 reflects the sale of accident and health products described above which carry lower levels of commission and thus capitalization. Amortization of these costs was $9,236,020 $7,789,513 and $9,630,705, respectively in 1999, 1998 and 1997.

                  Amortization of cost of insurance acquired, excess of cost over net assets acquired and other intangibles increased in 1999 to $2,120,017 from $2,100,433 in 1998. In 1997, such amortization was $2,305,127. As discussed above, management wrote off $9.5 million of the goodwill associated with the acquisition of American Liberty during the third quarter of 1998. Should production by the former agents of American Liberty, now representing CICA, not meet expected amounts due to the rate increases described above, additional write-offs could result. There remains approximately $3 million of goodwill related to American Liberty.

                  LIQUIDITY AND CAPITAL RESOURCES

                  Stockholders' equity decreased to $72,266,969 at December 31, 1999 from $74,903,679 in 1998. The decrease was attributable to unrealized gains declining by $7,334,920 during 1999 resulting in an unrealized loss of $3,711,456, net of tax at December 31, 1999. Declines in the market value of the Company's bond portfolio caused by lower bond prices resulted in the change in unrealized gains (losses), net of tax.

                  Invested assets decreased to $174,338,561 in 1999 from $176,272,123 in 1998, a decrease of 1.1%. A 1.7% decrease in fixed maturities available-for-sale more than offset the 2.7% increase in policy loans. At December 31, 1999 and 1998, fixed maturities have been categorized into two classifications: fixed maturities held-to-maturity, which are valued at amortized cost, and fixed maturities available-for-sale which are valued at fair market. The Company did not plan to make material dispositions of fixed maturities during 1999; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out sales during 2000. Fixed maturities held to maturity, amounting to $5,594,745 at December 31, 1999 consist of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

                  At December 31, 1999, decreases in interest rates of 100, 200 and 300 basis points, respectively, would result in increases in market values of approximately $385,000, $6,646,000 and $13,800,000, respectively. Conversely, increases in rates of 100, 200 and 300 basis points would generate decreases in market values of $10,981,000, $20,232,000 and $26,096,000, respectively. Additionally, at December 31, 1998, decreases in interest rates of 100, 200 and 300 basis points, respectively, would result in increases in market values of approximately $12,402,000, $19,666,000 and $23,588,000, respectively.
                  Conversely, increases
                  in rates of 100, 200 and 300 basis points would generate losses of $1,041,000, $7,484,000 and $13,738,000, respectively.

                  Policy loans comprise 12.4% of invested assets at December 31, 1999 compared to 11.9% at December 31, 1998. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

                  Cash balances of the Company in its primary depository, Chase Bank of Texas, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at December 31, 1999 and 1998. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. At December 31, 1999, management does not believe the Company is at significant risk for such a loss. During 2000, the Company intends to utilize short-term Treasury Bills and highly-rated commercial paper as cash management tools to minimize excess cash balances and enhance return.

                  CICA owned 1,821,332 shares of Citizens Class A common stock at December 31, 1999 and 1998. Statutory accounting practices prescribed by the National Association of Insurance Commissioners (NAIC) and the State of Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of December 31, 1999 and 1998, the Company valued the shares in accordance with prescribed Statutory Accounting Practices. In the Citizens' consolidated financial statements, this stock is shown as treasury stock.

                  The NAIC has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 1999, CICA, NSLIC, USLIC, CILIC and Excalibur were above required minimum levels.

                  INFORMATION SYSTEMS AND THE YEAR 2000

                  The Company successfully addressed the impact of the Year 2000 on its systems, procedures, customers and business processes. There was no adverse impact on any Company operations for the calendar change from 1999 to 2000. The Company used internal resources to modify, replace and test the Year 2000 modifications. The total cost for the project was negligible. The work was performed with existing staff and the associated costs were expensed as incurred until completion.

                  All critical suppliers or customers (external relationships) resolved their own third party Year 2000 issues and were able to interact with the Company. The Company encountered no loss of data or functionality related to the Year 2000.

                  FINANCIAL ACCOUNTING STANDARDS

                  In December 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides: 1) guidance for determining when an entity should recognize a liability for guaranty fund and other insurance-related assessments, 2) guidance on how to measure a liability, 3) guidance on when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges and 4) requirements for disclosure of certain information. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 97-3 during 1999. Implementation did not have a material impact on the Company's financial statements.

                  In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed when incurred. In the past, the Company has expensed such costs as they were incurred. This SOP is also effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 during 1999. Implementation did not have a material impact on the Company's financial statements.

                  Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective January 1, 2001. Management does not believe that SFAS No. 133 and SFAS No. 137 will have a significant effect on the financial position, results of operations or liquidity of the Company.

ITEM 8. FINANCIAL STATEMENTS

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                                                                                           PAGE
                                                                                         REFERENCE
                                                                                         ---------
Independent auditors' report                                                                  41
Consolidated statements of financial position at
     December 31, 1999 and 1998                                                            42-43
Consolidated statements of operations
     - years ended December 31, 1999, 1998 and 1997                                        44-45
Consolidated statements of stockholders' equity and comprehensive
     Income (loss)- years ended December 31, 1999, 1998 and 1997                              46
Consolidated statements of cash flows
     - years ended December 31, 1999, 1998 and 1997                                        47-49
Notes to consolidated financial statements                                                 50-70
Schedules at December 31, 1999 and 1998:

     Schedule II - Condensed Financial
     Information of Registrant                                                             71-73
Schedules for each of the years in the three-year
     Period ended December 31, 1999:

         Schedule IV - Reinsurance                                                            74

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

                                    PART III

Items 10, 11, 12, and 13 of this Report incorporate by reference the information in the Company's definitive proxy material under the headings "Stock and Principal Stockholders," "Control of the Company," "Election of Directors," "Executive Officers," "Executive Officer and Director Compensation" and "Certain Reports" to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

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

        (a)     3 EXHIBITS

                                                                                                          EXHIBIT
EXHIBIT NO.                       DESCRIPTION                                                             PAGE NO.
-----------                       -----------                                                             --------
      (1)               Underwriting Agreement                                                              N/A
      (2)               Plan of acquisition, reorganization, arrangement, liquidation or
                        succession                                                                          (e)
      (3)               3.1    Articles of Incorporation; as amended                                        (d)
                        3.2    Bylaws                                                                       (d)
      (4)               Instruments defining the rights of security holders, including indentures           N/A
      (5)               Opinion re:      Legality                                                           N/A
      (6)               (Removed and Reserved)                                                              N/A
      (7)               (Removed and Reserved)                                                              N/A
      (8)               Opinion re:  Tax Matters                                                            N/A
      (9)               Voting Trust Agreement                                                              N/A
      (10)              Material Contracts
                        10.1           Automatic Yearly Renewable term (NR) Life Reinsurance
                                       Agreement between Citizens Insurance Company of America
                                       and The Centennial Life Insurance Company dated March 1,
                                       1982                                                                 (a)

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

                        10.9           Bulk Accidental Death Benefit Reinsurance Agreement
                                       between Connecticut General Life Insurance Company and
                                       Citizens Insurance Company of America, as amended                    (i)

                        10.10          Plan and Agreement of Exchange dated October 28, 1996
                                       between American Investment Network, Inc., United
                                       Security Life Insurance Co., Inc. and Citizens Insurance
                                       Company of America                                                   (j)

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

(k) Filed as a part of the Registration Statement on Form S-4, SEC File No. 333--67091, on or about November 10, 1998.

       (b)    REPORTS ON FORM 8-K

No Reports on Form 8-K were filed by Citizens during the fourth quarter of 1999.

                                 CITIZENS, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                                                                                            PAGE
                                                                                         REFERENCE
                                                                                         ---------
Independent auditors' report                                                                 41

Consolidated statements of financial position at
     December 31, 1999 and 1998                                                            42-43

Consolidated statements of operations
     - years ended December 31, 1999, 1998 and 1997                                        44-45

Consolidated statements of stockholders' equity and comprehensive
     income (loss)- years ended December 31, 1999, 1998 and 1997                             46

Consolidated statements of cash flows
     - years ended December 31, 1999, 1998 and 1997                                        47-49

Notes to consolidated financial statements                                                 50-70

Schedules at December 31, 1999 and 1998:

     Schedule II - Condensed Financial
     Information of Registrant                                                             71-73

Schedules for each of the years in the three-year period ended December 31, 1999:

         Schedule IV - Reinsurance                                                           74


All other schedules have been omitted as the required information is inapplicable or the information required is presented in the financial statements or the notes thereto filed elsewhere herein.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
Citizens, Inc.:

We have audited the consolidated financial statements of Citizens, Inc. and consolidated subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                    KPMG LLP

Dallas, Texas
March 10, 2000

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                           DECEMBER 31, 1999 AND 1998



                                ASSETS                                1999              1998
                                ------                                ----              ----
Investments:
     Fixed maturities held-to-maturity, at amortized cost        $   5,594,745     $   5,606,374
     Fixed maturities available-for-sale, at fair value            144,214,555       146,645,842
     Equity securities available-for-sale, at fair value               717,812           862,287
     Mortgage loans on real estate                                   1,374,204         1,560,757
     Policy loans                                                   21,556,344        20,996,919
     Other long-term investments                                       880,901           599,944
                                                                 -------------     -------------
                          Total investments                        174,338,561       176,272,123

Cash and cash equivalents                                           11,149,084        10,168,728
Accrued investment income                                            1,761,071         1,806,065
Reinsurance recoverable                                              2,183,729         1,755,561
Deferred policy acquisition costs                                   36,518,037        37,259,386
Other intangible assets                                              1,982,525         2,289,725
Deferred federal income tax                                          6,182,764           699,848
Cost of insurance acquired                                           7,186,494         8,290,853
Excess of cost over net assets acquired                              8,021,044         8,375,799
Property, plant and equipment                                        5,071,735         5,155,088
Other assets                                                         1,089,742         1,311,019
                                                                 -------------     -------------
                        Total assets                             $ 255,484,786     $ 253,384,195
                                                                 =============     =============
                                                                                    (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998


                  LIABILITIES AND STOCKHOLDERS' EQUITY                                    1999              1998
                  ------------------------------------                                    ----              ----
Liabilities:
     Future policy benefit reserves:
         Life insurance                                                              $ 154,352,032      $ 147,170,436
         Annuities                                                                       4,023,827          3,675,937
         Accident and health                                                             9,037,337          9,329,956
     Dividend accumulations                                                              4,854,835          4,818,915
     Premium deposits                                                                    2,725,016          2,013,274
     Policy claims payable                                                               3,591,289          4,801,548
     Other policyholders' funds                                                          2,070,950          1,632,662
                                                                                     -------------      -------------
                        Total policy liabilities                                       180,655,286        173,442,728

     Other liabilities                                                                     901,636          2,669,638
     Commissions payable                                                                   530,928            833,881
     Federal income tax payable                                                          1,129,967          1,534,269
                                                                                     -------------      -------------
                           Total liabilities                                           183,217,817        178,480,516
                                                                                     -------------      -------------

Stockholders' equity:
     Common stock:
         Class A, no par value, 50,000,000 shares authorized, 24,880,731 shares issued in 1999 and 22,643,748 in 1998, including shares in treasury of
              2,080,206 in 1999 and 1,944,115 in 1998                                   67,510,026         52,790,643
         Class B, no par value, 1,000,000 shares
              authorized, 664,523 shares issued and
              outstanding in 1999 and 621,049 in 1998                                      584,863            283,262
     Retained earnings                                                                  10,756,800         20,135,464
     Accumulated other comprehensive income:
         Unrealized investment gain (loss), net of tax                                  (3,711,456)         3,623,464
                                                                                     -------------      -------------
                                                                                        75,140,233         76,832,833
     Treasury stock, at cost                                                            (2,873,264)        (1,929,154)
                                                                                     -------------      -------------
                       Total stockholders' equity                                       72,266,969         74,903,679
                                                                                     -------------      -------------

                                                                                     $ 255,484,786      $ 253,384,195
                                                                                     =============      =============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                            1999               1998               1997
                                                            ----               ----               ----
Revenues:
     Premiums:
         Life insurance                                $  48,172,160      $  49,032,491      $  49,696,698
         Accident and health                              10,886,317          9,857,844          5,299,783
         Annuity and universal life
            considerations                                   261,880            263,994            366,135
     Net investment income                                11,636,940         11,279,125         10,038,736
     Realized gains (losses)                                 310,890          1,614,388           (320,125)
     Other income                                            667,320            664,084             23,945
     Interest expense                                        (58,449)           (27,011)           (77,874)
                                                       -------------      -------------      -------------
                 Total revenues                           71,877,058         72,684,915         65,027,298

Benefits and expenses:
     Insurance benefits paid or provided:
         Increase in future
              policy benefit reserves                      7,371,214          8,279,056          8,958,166
         Policyholders' dividends                          2,843,681          3,025,746          2,782,215
         Claims and surrenders                            34,747,480         31,592,740         27,852,907
         Annuity expenses                                    517,819            436,030            361,862
                                                       -------------      -------------      -------------
                  Total insurance
                  benefits paid or provided               45,480,194         43,333,572         39,955,150

     Commissions                                          12,234,053         12,501,426         11,918,192
     Other underwriting, acquisition
         and insurance expenses                           10,328,996         11,079,065          6,992,402
     Capitalization of deferred policy
         acquisition costs                                (9,287,457)        (7,941,829)        (9,804,022)
     Amortization of deferred policy
         acquisition costs                                10,028,806          7,789,513          9,630,705
     Amortization of cost of insurance
         acquired, excess of cost
         over net assets acquired
         and other intangibles                             2,120,017         11,600,433          2,305,127
                                                       -------------      -------------      -------------

                     Total benefits and expenses          70,904,609         78,362,180         60,997,554
                                                       -------------      -------------      -------------
                                                                                              (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                       1999              1998               1997
                                                       ----              ----               ----
Income (loss) before Federal income
     tax                                          $    972,449      $ (5,677,265)     $  4,029,744
Federal income tax expense (benefit)                  (298,623)        1,043,428           604,221
                                                  ------------      ------------      ------------

     Net income (loss)                            $  1,271,072      $ (6,720,693)     $  3,425,523
                                                  ============      ============      ============

       Basic and diluted earnings (loss)
         per share of common stock                $        .05      $       (.29)     $        .15
                                                  ============      ============      ============





See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                                     ACCUMULATED
                                                COMMON  STOCK                           OTHER           TOTAL
                                       ----------------------------     RETAINED    COMPREHENSIVE      TREASURY      STOCKHOLDERS'
                                          CLASS A         CLASS B       EARNINGS        INCOME          STOCK           EQUITY
                                       ------------    ------------   ------------  -------------    ------------    ------------
BALANCE AT DECEMBER 31, 1996           $ 45,941,552    $    283,262   $ 23,430,634   $   (710,166)   $ (2,062,266)   $ 66,883,016
                                       ------------    ------------   ------------   ------------    ------------    ------------
Comprehensive income:
    Net income                                 --              --        3,425,523           --              --         3,425,523
    Unrealized investment gains, net           --              --             --        2,290,956            --         2,290,956
                                       ------------    ------------   ------------   ------------    ------------    ------------
Comprehensive income                                           --        3,425,523      2,290,956            --         5,716,479
Acquisition of minority interest
     in FAIC                                932,584            --             --             --           133,112       1,065,696
Acquisition of AIN                        5,320,895            --             --             --              --         5,320,895
Acquisition of NSLIC                        700,000            --             --             --              --           700,000
Stock options exercised                     130,500            --             --             --              --           130,500
Stock issuance costs                       (234,888)           --             --             --              --          (234,888)
                                       ------------    ------------   ------------   ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1997           $ 52,790,643    $    283,262   $ 26,856,157   $  1,580,790    $ (1,929,154)   $ 79,581,698
                                       ------------    ------------   ------------   ------------    ------------    ------------

Comprehensive loss:
    Net loss                                   --              --       (6,720,693)          --              --        (6,720,693)
    Unrealized investment gains, net           --              --             --        2,042,674            --         2,042,674
                                       ------------    ------------   ------------   ------------    ------------    ------------
Comprehensive loss                             --              --       (6,720,693)     2,042,674            --        (4,678,019)
                                       ------------    ------------   ------------   ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1998           $ 52,790,643    $    283,262   $ 20,135,464   $  3,623,464    $ (1,929,154)   $ 74,903,679
                                       ------------    ------------   ------------   ------------    ------------    ------------

Comprehensive loss:
    Net income                                 --              --        1,271,072           --              --         1,271,072
    Unrealized investment loses, net           --              --             --       (7,334,920)           --        (7,334,920)
                                       ------------    ------------   ------------   ------------    ------------    ------------
Comprehensive loss                             --              --        1,271,072     (7,334,920)           --        (6,063,848)
     Acquisition of Investors             3,427,138            --             --             --              --         3,427,138
     Stock dividend                      11,292,245         301,601    (10,649,736)          --          (944,110)           --
                                       ------------    ------------   ------------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1999           $ 67,510,026    $    584,863   $ 10,756,800   $ (3,711,456)   $ (2,873,264)   $ 72,266,969
                                       ============    ============   ============   ============    ============    ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 1999             1998               1997
                                                                 ----             ----               ----
Cash flows from operating activities:
     Net income (loss)                                      $  1,271,072      $ (6,720,693)     $  3,425,523
     Adjustments to reconcile net income to
         net cash provided by operating activities,
         net of assets acquired:
            Realized (gains) losses on sale of
               Investments and other assets
                                                                (310,890)       (1,614,388)          320,125
            Accrued investment income                             79,319           204,447          (236,828)
            Net deferred policy acquisition costs                741,349          (152,316)         (173,317)
            Amortization of cost of insurance
               acquired and excess cost over
               net assets acquired and other
               intangibles                                     2,120,017        11,600,433         2,305,127
            Depreciation                                         510,755           493,691           507,829
Change in:
     Reinsurance recoverable                                    (427,811)          313,862          (295,882)
     Future policy benefit reserves                            7,169,153         8,057,287         9,511,158
     Other policy liabilities                                    (25,336)        1,105,031          (291,121)
     Deferred federal income tax                              (1,704,321)       (1,477,949)       (1,008,907)
     Federal income tax                                         (404,302)          771,277         1,120,600
     Commissions payable and other liabilities                (1,763,567)         (682,884)         (569,763)
     Other, net                                                  376,787         1,237,829          (687,210)
                                                            ------------      ------------      ------------
         Net cash provided by operating activities             7,632,225        13,135,627        13,927,334
                                                            ------------      ------------      ------------
Cash flows from investing activities:
     Sale of fixed maturities, available-for-sale              1,630,775        28,476,347        19,967,749
     Maturity of fixed maturities, available-for-sale         10,260,075           688,037         3,596,134
     Purchase of fixed maturities, available-for-sale        (18,742,695)      (39,392,056)      (36,553,342)
     Sale of equity securities, available-for-sale                92,500           151,923           619,277
     Purchase of equity securities                                  --                --            (511,231)
     Principal payments on mortgage loans                        186,553           391,538           510,561
     Mortgage loans funded                                          --            (665,000)         (125,334)
     Guaranteed student loans funded                              (6,287)          (32,338)          (60,131)
     Guaranteed student loans sold                                10,960           119,346           277,133
     Sale of other long-term investments and
         property, plant and equipment                            13,799         2,702,877            21,291
                                                                                                  (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                       1999               1998                1997
                                                                       ----               ----                ----
Cash and cash equivalents provided by (used by)
     mergers and acquisitions                                    $   1,512,255               --             (165,710)
Increase in policy loans, net                                         (559,425)          (530,735)          (638,141)
Purchase of other long-term investments and property, plant
     and equipment                                                    (717,046)        (1,027,697)          (197,286)
                                                                 -------------      -------------      -------------
          Net cash used by investing activities                     (6,318,536)        (9,117,758)       (13,259,030)
                                                                 -------------      -------------      -------------

Cash flows from financing activities:
     Payments on notes payable                                        (333,333)          (604,097)           (94,343)
     Sale of stock, net                                                     --                 --           (104,388)
                                                                 -------------      -------------      -------------
         Net cash used by financing activities                        (333,333)          (604,097)          (198,731)
                                                                 -------------      -------------      -------------
Net increase in cash and cash equivalents                              980,356          3,413,772            469,573
                                                                 -------------      -------------      -------------
Cash and cash equivalents at beginning of year                      10,168,728          6,754,956          6,285,383
                                                                 -------------      -------------      -------------
Cash and cash equivalents at end of year                            11,149,084         10,168,728          6,754,956
                                                                 =============      =============      =============



Supplemental:                                                          1999               1998                1997
                                                                       ----               ----                ----
         Cash paid during the year for:
              Interest                                           $      43,810      $      41,650      $      77,874
                                                                 -------------      -------------      =============
              Income taxes                                       $   1,810,000      $   1,750,100      $     800,000
                                                                 =============      =============      =============

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

Supplemental disclosures of non-cash investing and financing activities:

The Company issued Class A stock and cash to purchase all of the capital stock of Investors in 1999 and AIN, NSLIC, and the minority ownership in FAIC in 1997. In conjunction with the acquisitions, cash and cash equivalents were provided by (used in) mergers and acquisitions as follows:

                                                       1999              1997
                                                       ----              ----
Fair value of capital stock issued                $  3,427,138      $  7,086,591
Fair value of tangible assets acquired
    excluding cash and cash equivalents             (1,658,547)       (8,892,535)
Fair value of intangible assets acquired              (353,703)       (6,795,488)
Liabilities assumed                                     97,367         8,435,722
                                                  ------------      ------------
Cash and cash equivalents provided by
     (used in)  mergers and acquisitions          $  1,512,255      $   (165,710)
                                                  ============      ============

Issuance of 609,269 Class A shares in
   1999 and 795,957 Class A and
   134,125 treasury shares in 1997                $  3,427,138      $  7,086,591
                                                  ============      ============


See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

 (1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    NATURE OF BUSINESS

              The consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977 and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), National Security Life and Accident Insurance Company (NSLIC), United Security Life Insurance Company (USLIC), Central Investors Life Insurance Company of Illinois (CILIC), First Investors Group, Inc. (Investors) and Excalibur Insurance Corporation (Excalibur). Citizens and its consolidated subsidiaries are collectively referred to as "the Company."

              American Liberty Financial Corporation (ALFC) and its subsidiaries, American Liberty Life Insurance Company (ALLIC), First American Investment Corp. (FAIC), and American Liberty Exploration Company (ALEC) were acquired by Citizens in September 1995. Effective January 1, 1997, ALFC was merged into Citizens and ALLIC was merged into CICA. American Investment Network (AIN), which was acquired in June 1997, owned USLIC. During 1998, AIN was liquidated into CICA. Insurance Investors and Holding Company
              (IIH), which was acquired in March 1996 owned CILIC. During 1998, IIH was liquidated and merged into CICA. The merger of NSLIC and USLIC into CICA was pending at December 31, 1999.

              Citizens provides life and health insurance policies through five of its subsidiaries - CICA, USLIC, NSLIC, CILIC and Excalibur. CICA sells ordinary whole-life policies internationally, burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies, throughout the southern United States. USLIC and NSLIC sell participating whole-life policies and specialty individual accident and health policies. Excalibur sells life insurance business throughout the State of Illinois.

              CILIC does not actively market insurance policies, but does administer an in-force block of life insurance.

              III provides aviation transportation to the Company. CTI provides data processing systems and services to the Company. FHA is a funeral home operator.

       (b)    BASIS OF PRESENTATION

              The accompanying consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in conformity with generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated.

       (c)    INVESTMENTS, OTHER THAN AFFILIATES

              Fixed maturities, consist primarily of bonds, which the Company has the ability and intent to hold to maturity, and are carried at amortized cost. Fixed maturities, which may be sold prior to maturity to support the Company's investment strategies, are considered held as available-for-sale and carried at fair value as of the balance sheet date. Equity securities include non-redeemable preferred stock and are reported at fair value.

              Unrealized appreciation (depreciation) of equity securities and fixed maturities held as available-for-sale are shown as a separate component of stockholders' equity, net of tax, and is a separate component of comprehensive income.

              Mortgage loans on real estate, policy loans, and guaranteed student loans are reported at unpaid principal balances less an allowance for uncollectible amounts. Mortgage loans have an allowance for uncollectible amounts of $50,000 at December 31, 1999 and 1998 which was estimated by the Company based upon historical amounts that proved uncollectible.

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

              The Company has assets with a fair value of $9,261,668 at December 31, 1999 and $8,745,400 at December 31, 1998 on deposit with various state regulatory authorities to fulfill statutory requirements.

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

       (f)    POLICY LIABILITIES AND ACCRUALS

              Future policy benefit reserves have been computed by the net level premium method with assumptions as to investment yields, dividends on participating business, mortality and withdrawals based upon the Company's and industry experience, which provide for possible unfavorable deviation.

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

       (g)    EXCESS OF COST OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLE
              ASSETS

              The excess of cost over the fair value of net assets acquired in mergers and acquisitions is amortized on a straight-line basis ranging from 5 to 20 years. Other intangible assets, primarily the value of state licenses, are amortized on a straight-line basis ranging from 10 to 20 years.

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

       (h)    PARTICIPATING POLICIES

              At both December 31, 1999 and 1998, participating business approximated 59%, of life insurance in-force and premium income. The amount of dividends to be paid is determined annually by the Board of Directors.

       (i)    EARNINGS PER SHARE

              Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the years ended December 31, 1999, 1998 and 1997 were 23,418,610, 22,883,167 and 22,329,745, respectively. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% stock dividend declared on November 2, 1999, payable on December 31, 1999 to holders of record as of December 1, 1999. The stock dividend resulted in the issuance of 1,763,805 Class A shares (including 136,091 shares in treasury) and 43,474 Class B shares.

       (j)    INCOME TAXES

              For the year ended December 31, 1999, the Company plans to file six separate tax returns as follows: 1) Citizens, Inc., CICA and all direct non-life subsidiaries, 2) Investors, 3) Excalibur, 4) USLIC, 5) NSLIC and 6) CILIC.

              For the year ended December 31, 1998, the Company filed six separate tax returns as follows: 1) Citizens, Inc., CICA and all direct non-life subsidiaries, 2) Investors, 3) Excalibur, 4) USLIC, 5) NSLIC and 6) CILIC.

              For the year ended December 31, 1997, the Company filed four separate tax returns as follows: 1) Citizens, Inc., CICA, and all direct non-life subsidiaries, 2) USLIC, 3) NSLIC, and 4) CILIC.

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

       (k)    ACCOUNTING PRONOUNCEMENTS

              In December 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides: 1) guidance for determining when an entity should recognize a liability for guaranty fund and other insurance-related assessments, 2) guidance on how to measure a liability, 3) guidance on when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges and 4) requirements for disclosure of certain information. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 97-3 during 1999. Implementation did not have a material impact on the Company's financial statements.

              In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed when incurred. In the past, the Company has expensed such costs as they were incurred. This SOP is also effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 during 1999. Implementation did not have a material impact on the Company's financial statements.

              Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective January 1, 2001. Management does not believe SFAS No. 133 and SFAS No. 137 will have a significant effect on the financial position, results of operations or liquidity of the Company.

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

       (o)    RECLASSIFICATIONS

              Certain reclassifications have been made to the 1998 and 1997 amounts to conform with the 1999 presentation.

 (2)          INVESTMENTS

              The cost, gross unrealized gains and losses and fair value of investments of fixed maturities and equity securities available-for-sale, as of December 31, 1999 and 1998, are as follows:

                                                                                 1999
                                                 ---------------------------------------------------------------------
                                                                      GROSS              GROSS
                                                                    UNREALIZED        UNREALIZED            FAIR
                                                    COST              GAINS             LOSSES             VALUE
                                                 -------------      ----------         ----------        ------------
Fixed maturities held-to-maturity:
     US Treasury securities                      $  5,594,745       $       --         $  388,495        $  5,206,250
                                                 ============       ==========         ==========        ============
Fixed maturities available-for-sale:
US Treasury securities and
     obligations of US government
     corporations and agencies                     43,573,934          139,888          1,435,222          42,278,600
Public utilities                                    2,258,495              745            182,048           2,077,192
   Debt securities issued by States
     of the United States and political
     subdivisions of the States                     5,847,282           35,582            129,039           5,753,825
Corporate securities                               22,243,158          228,217            551,430          21,919,945
Mortgage-backed securities                         75,916,624           62,503          3,794,134          72,184,993
                                                 -------------      ----------         ----------        ------------
              Total fixed maturities
                  available-for-sale             $149,839,493       $  466,935         $6,091,873        $144,214,555
                                                 ============       ==========         ==========        ============
              Total equity securities
                  available-for-sale             $    716,293       $   50,994         $   49,475        $    717,812
                                                 ============       ==========         ==========        ============

                                                                                 1998
                                                 ----------------------------------------------------------------
                                                                      GROSS           GROSS
                                                                  UNREALIZED       UNREALIZED            FAIR
                                                    COST              GAINS           LOSSES             VALUE
                                                ------------      -----------       ----------       ------------

Fixed maturities held-to-maturity:
   US Treasury securities                       $  5,606,374      $   562,626       $        --         6,169,000
                                                ============      ===========       ===========      ============

Fixed maturities available-for-sale:
   US Treasury securities and
     obligations of US government
     corporations and agencies                    44,081,875       1,821,645             65,070        45,838,450
   Public utilities                                2,944,282          67,591             16,245         2,995,628
   Debt securities issued by States
     of the United States and political
     subdivisions of the States                    5,506,803          290,026             2,829         5,794,000
   Corporate securities                           14,540,959          928,747            31,986        15,437,720
   Mortgage-backed securities                     74,128,842        2,577,863           126,661        76,580,044
                                                ------------      -----------        ----------      ------------
         Total fixed maturities
             available-for-sale                 $141,202,761      $ 5,685,872        $  242,791      $146,645,842
                                                ============      ===========        ==========      ============
         Total equity securities
             available-for-sale                 $    815,271      $    76,572        $   29,556      $    862,287
                                                ============      ===========        ==========      ============

       The amortized cost and fair value of fixed maturities at December 31, 1999, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                        FIXED MATURITIES HELD-TO-MATURITY

                                                     AMORTIZED
                                                       COST              FAIR VALUE
                                                     ----------          ----------
Due after ten years                                  $5,594,745          $5,206,250
                                                     ==========          ==========


                      FIXED MATURITIES AVAILABLE-FOR-SALE

                                                     AMORTIZED
                                                       COST              FAIR VALUE
                                                     ----------         ------------
Due in one year or less                             $  3,484,657        $  3,483,754
Due after one year through five years                 14,088,187          13,888,191
Due after five years through ten years                20,466,425          19,949,605
Due after ten years                                   35,883,600          34,708,012
                                                    ------------        ------------
                                                      73,922,869          72,029,562
Mortgage-backed securities                            75,916,624          72,184,993
                                                    ------------        ------------
         Totals                                     $149,839,493        $144,214,555
                                                    ============        ============

       The Company had no investments in any one entity which exceeded 10% of stockholders' equity at December 31, 1999 other than investments guaranteed by the U.S. Government.

       The Company's investment in mortgage loans is concentrated 29% in Colorado, 43% in Texas, and 28% in Mississippi as of December 31, 1999.

       Major categories of net investment income are summarized as follows:

                                                                          YEAR ENDED DECEMBER 31
                                                       ------------------------------------------------------------
                                                            1999                   1998                   1997
                                                            ----                   ----                   ----
Investment income on:
     Fixed maturities                                   $ 9,795,297            $ 9,070,636            $ 8,086,920
     Equity securities                                       52,252                 61,623                 37,042
     Mortgage loans on real estate                          121,818                145,325                140,629
     Policy loans                                         1,571,863              1,492,733              1,425,301
     Long-term investments                                  829,599                900,276                890,064
     Other                                                  451,411                616,958                463,938
                                                        -----------            -----------            -----------
                                                         12,822,240             12,287,551             11,043,894
Investment expenses                                      (1,185,300)            (1,008,426)            (1,005,158)
                                                        -----------            -----------            -----------
Net investment income                                   $11,636,940            $11,279,125            $10,038,736
                                                        ===========            ===========            ===========

Equity securities of $26,386 as of December 31, 1999, did not produce income during the preceding 12 months.

Proceeds and gross realized gains (losses) from sales and maturities of fixed maturities available-for-sale for 1999, 1998 and 1997 are summarized as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                          1999                     1998                  1997
                                                          ----                     ----                  ----
Proceeds                                               $11,890,850              $29,164,384          $23,563,883
                                                       ===========              ===========          ===========
Gross realized gains                                   $   344,002              $   452,105          $   373,557
                                                       ===========              ===========          ===========
Gross realized (losses)                                $   (36,325)             $   (45,268)         $  (178,296)
                                                       ===========              ===========          ===========

Proceeds and gross realized gains (losses) from sales of equity securities available-for-sale for 1999, 1998 and 1997 are summarized as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                          1999                     1998                  1997
                                                          ----                     ----                  ----
Proceeds                                              $ 92,500                $ 151,923               $  619,277
                                                      ========                =========               ==========
Gross realized gains                                  $     --                $      --               $    1,973
                                                      ========                =========               ==========
Gross realized (losses)                               $ (6,477)               $ (16,319)              $ (482,792)
                                                      ========                =========               ==========

Realized gains (losses) are as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                          1999                     1998                  1997
                                                          ----                     ----                  ----
Realized gains (losses):
     Fixed maturities                                 $ 307,677               $  406,837              $ 195,261
     Equity securities                                   (6,477)                 (16,319)              (480,819)
     Other                                                9,690                1,223,870                (34,567)
                                                      ---------                ---------              ---------
Net realized gains (losses)                           $ 310,890               $1,614,388              $(320,125)
                                                      =========               ==========              =========

(3)    COST OF INSURANCE ACQUIRED AND EXCESS OF COST OVER NET ASSETS ACQUIRED

       Cost of insurance acquired is summarized as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                          1999                  1998                  1997
                                                          ----                  ----                  ----
Balance at beginning of period                        $ 8,290,853           $10,639,667           $ 7,219,594
Increase (decrease) related to
    Acquisitions                                           50,000              (877,904)            4,253,354
    Interest                                              625,251               797,975               541,470
    Amortization                                       (1,779,610)           (2,268,885)           (1,374,751)
                                                      -----------           -----------           -----------
Balance at end of period                              $ 7,186,494           $ 8,290,853           $10,639,667
                                                      -----------           ===========           ===========

       Accretion of interest on cost of insurance acquired is calculated based on the rates of interest used in setting the related policy reserves. These rates range from 6.5% to 8.5%.

       Estimated amortization in each of the next five years is as follows. These amounts are equal to the carrying value due and exclude interest accretion at rates ranging from 6.5% to 8.5%. Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

        2000                     $1,400,928
        2001                      1,074,991
        2002                        963,973
        2003                        858,682
        2004                        791,139
        Thereafter                2,096,781

       Excess of cost over net assets acquired is summarized as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                                               ACCUMULATED
                                                          GROSS               AMORTIZATION              NET
                                                          -----              --------------             ---
Balance at January 1, 1997                              18,239,505             (1,483,072)           16,756,433

         Increase related to acquisitions                1,939,837                     --             1,939,837
         Amortization                                           --             (1,230,147)           (1,230,147)
                                                      ------------           ------------          ------------
Balance at December 31, 1997                            20,179,342             (2,713,219)           17,466,123

         Increase related to acquisitions                  852,498                     --               852,498
         Impairment loss                                (9,500,000)                    --            (9,500,000)
         Amortization                                           --               (442,822)             (442,822)
                                                      ------------           ------------          ------------
Balance at December 31, 1998                            11,531,840             (3,156,041)            8,375,799

            Increase related to acquisitions               303,703                     --               303,703
            Amortization                                        --               (658,458)             (658,458)
                                                      ------------           ------------          ------------
Balance at December 31, 1999                          $ 11,835,543           $ (3,814,499)         $  8,021,044
                                                      ============           ============          ============

       During 1998, the Company recognized an impairment loss in the amount of $9,500,000 relating to the goodwill recorded in the 1995 acquisition of ALLIC. The impairment loss was the result of a decline in production from agents formerly associated with ALLIC.

       The acquisition of NSLIC was consummated on November 20, 1997, therefore the balance of cost of insurance acquired as of December 31, 1997 was management's estimate based on the information available as of December 31, 1997. The Company revised its estimate related to this acquisition in 1998, which resulted in a reallocation of the purchase price.

 (4)   POLICY LIABILITIES

       Various assumptions used to determine the future policy benefit reserves include the following: a) valuation interest rates from 4 to 9%, b) mortality assumptions are from the 1955 to 1960, 1965 to 1970, and 1975 to 1980 Select and Ultimate mortality tables and c) withdrawals are based primarily on actual historical termination rates.

       The following table presents information on changes in the liability for accident and health policy and contract claims for the years ended December 31,1999 and 1998.

                                                     1999            1998
                                                     ----            ----
Policy and contract claims payable at January 1   $ 2,390,618   $ 2,083,591

Add claims incurred, related to:
  Current year                                      8,673,369     7,442,563
  Prior years                                          12,849    (1,281,597)
                                                  -----------   -----------
                                                    8,686,218     6,160,966
Deduct claims paid, related to:
  Current year                                      5,450,160     5,295,960
  Prior years                                       3,617,532       557,979
                                                  -----------   -----------
                                                    9,067,692     5,853,939
                                                  -----------   -----------
Policy and contract claims payable, December 31   $ 2,009,144     2,390,618
                                                  ===========   ===========

       The development of prior year claim reserves reflects normal changes in actuarial estimates.

(5)    REINSURANCE

       In the normal course of business, the Company reinsures portions of certain policies that it underwrites to limit disproportionate risks. The Company retains varying amounts of individual insurance up to a maximum retention of $75,000 on any life. On health policies there are varying retention limits ranging from $25,000 to $35,000 depending on the product with some of the supplemental hospital and surgical policies reinsured on a quota share basis. The Company's share of risk on the quota share reinsurance ranges from 25% to 50%. The Company remains contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

       Assumed and ceded reinsurance activity for 1999 and 1998 is summarized as follows:

                                                    1999          1998
                                                    ----          ----
Aggregate assumed life insurance in force     $  273,146,000   $  333,719,000
                                              ==============   ==============
Aggregate ceded life insurance in force       $ (278,689,000)  $ (306,070,000)
                                              ==============   ==============
Total life insurance in force                 $2,192,301,000   $2,340,744,000
                                              ==============   ==============

         Premiums and claims and surrenders assumed and ceded for the years ended December 31, 1999, 1998 and 1997:

                                                                     1999            1998           1997
                                                                     ----            ----           ----
  Premiums assumed                                               $   484,746     $   231,410     $   284,632
                                                                 ===========     ===========     ===========
  Premiums ceded                                                 $(2,549,155)    $(3,368,690)    $(2,257,556)
                                                                 ===========     ===========     ===========

  Claims and surrenders assumed                                  $   481,899    $    234,037     $   269,000
                                                                 ============    ===========     ===========
  Claims and surrenders ceded                                    $(1,762,195)    $(1,690,643)    $  (976,000)
                                                                 ===========     ===========     ===========

       Amounts paid or deemed to have been paid for reinsurance contracts are recorded as reinsurance receivables. The cost of reinsurance related to long duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

 (6)   STOCKHOLDERS' EQUITY AND RESTRICTIONS

       The two classes of stock of Citizens are equal in all respects, except
       (a) each Class A share receives twice the cash dividends paid on a per share basis to the Class B common stock; and (b) the Class B common stock elects a simple majority of the Board of Directors of Citizens and the Class A common stock elects the remaining directors.

       Generally, the net assets of the insurance subsidiaries available for transfer to Citizens are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Payments of dividends in excess of such amounts would generally require approval by the regulatory authorities. Based upon statutory net gain from operations and surplus of the individual insurance companies as of and for the year ended December 31, 1999 approximately $5,057,661 of dividends could be paid to Citizens without prior regulatory approval.

       CICA, USLIC, NSLIC, CILIC and Excalibur have calculated their risk based capital (RBC) in accordance with the National Association of Insurance Commissioners' Model Rule and the RBC rules as adopted by their respective state of domicile. The RBC as calculated for CICA, USLIC, NSLIC, CILIC and Excalibur exceeded levels requiring company or regulatory action.

(7)    STOCK OPTIONS

       During 1989, the Company entered into an agreement granting a financial public relations consultant providing services to the Company the right and option to purchase 100,000 shares of Class A no par common stock of the Company at $2.50 per share, the fair market value of the common stock at the date of the agreement. The option, which would have expired on February 8, 1994, was extended for an additional 36 months during 1993. During 1996, options to purchase 41,500 shares were exercised. During 1997, 52,200 shares were issued in conjunction with the exercise of this option. The remaining option on 6,300 shares expired in 1997.

(8)    MERGERS AND ACQUISITIONS

       During March 1997, the Company acquired the remaining 5.2% minority interest in FAIC, a 94.8% subsidiary of ALFC. The Company issued 134,125 shares of the Company's Class A stock to consummate this transaction. The excess of cost over net assets acquired amounted to $1,065,696 (of which $399,353 was written off concurrent with the acquisition) and is being amortized over 10 years. Effective January 1, 1997, AFLC was merged into Citizens and FAIC was merged into CICA.

       On October 28, 1996, CICA announced that it had signed definitive written agreements for the acquisition of AIN, a Jackson, Mississippi, based life insurance holding company and its wholly-owned subsidiary USLIC with $7.5 million in assets, $3.4 million of stockholders' equity, revenues of $3.2 million and $67 million of life insurance in-force. The AIN agreement provided that following the acquisition by CICA, AIN shareholders would receive 1 share of Citizens, Inc. Class A Common Stock for each 7.2 shares of AIN Common Stock owned. The Company issued approximately 700,000 Class A shares in connection with the transaction, which was accounted for as a purchase and was consummated on June 19, 1997. The excess of cost over net assets acquired amounted to $875,000 and is being amortized over 20 years. During 1998, AIN was liquidated and USLIC was merged into CICA.

       On August 13, 1997, Citizens signed a definitive agreement to acquire 100% of the outstanding shares of NSLIC of Arlington, Texas for $1.7 million in cash and restricted stock. The transaction, which was accounted for as a purchase, was consummated on November 20, 1997. The excess of cost over net assets acquired amounted to $625,567 and is being amortized over 10 years. In conjunction with the acquisition, the Company and two executives of NSLIC executed employment agreements which require the executives to provide services to the Company for 42 months. The employees will be compensated $8,333 a month for the first twelve months escalating to $12,500 a month for the remaining thirty months.

       The pro-forma unaudited results of operations for the year ended December 31, 1997, assuming the purchase of AIN, NSLIC and the minority ownership in FAIC, had been consummated at the beginning of fiscal 1997, are presented below. Adjustments have been made for amortization of amounts assigned to the fair value of historical assets. It is assumed in the pro-forma basic earnings per share calculations that the shares issued in connection with the acquisitions were outstanding from the beginning of the period presented (stated in thousands other than per share amounts).

                                                                1997
                                                                ----
       Revenue                                                $ 70,931
       Net income                                                3,037
       Basic earnings per share                               $    .14

       The IIH agreement closed on March 12, 1996 and provided that Investors' shareholders would receive one share of Citizens' Class A Common Stock for each eight shares of Central Investors Common Stock owned. Additionally, Citizens acquired all shares of CILIC (a 94% owned subsidiary of Investors) not already owned by Investors, based upon an exchange ratio of one share of Citizens' Class A common stock for each four shares of Central Investors owned. The acquisition of these two companies involved the issuance of approximately 171,000 of Citizens' Class A shares which was accounted for as a purchase. The excess of cost over net assets acquired amounted to $419,878 and is being amortized over 5 years. During 1998, IIH was liquidated and CILIC became a wholly-owned subsidiary of CICA.

       On September 15, 1998, Citizens announced that a definitive agreement had been reached between Citizens and Investors of Springfield, Illinois whereby Citizens would acquire 100% of the outstanding shares of Investors for shares of Citizens Class A Common stock. Investors is the parent of Excalibur, also of Springfield, Illinois. Pursuant to the terms of the Agreement, which was approved by Investors' shareholders and regulatory authorities, Citizens issued one share of Citizens Class A Common stock for each 6.6836 shares of Investors common and preferred stock issued and outstanding. The transaction closed on January 26, 1999. Citizens issued 609,269 shares of its Class A Common stock to consummate the transaction, which was accounted for as a purchase. The excess of cost over net assets acquired amounted to $303,703 and is being amortized over 10 years.

       In December, 1999, CICA filed a Plan and Agreement of Merger with the Insurance Departments of Texas and Colorado whereby NSLIC would be merged with and into CICA. The effective date of the Plan for accounting purposes is January 1, 2000. Additionally, in February, 2000, CICA filed a merger plan with regulatory authorities in Mississippi and Colorado, wherein USLIC would merge with and into CICA.

(9)    CONTINGENCIES

       The Company is a party to various legal proceedings incidental to its business. The Company has been named as a defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. In the opinion of management and its legal counsel, the ultimate liability, if any, resulting from any contingent liabilities that might arise from litigation are not considered material in relation to the financial position or results of operations of the Company.

       Reserves for claims payable are based on the expected claim amount to be paid after a case by case review of the facts and circumstances relating to each claim. A contingency exists with regard to these reserves until such time as the claims are adjudicated and paid.

(10)   SEGMENT INFORMATION

       The Company has two reportable segments identified by geographic area:
       International Business and Domestic Business. International Business consisting of ordinary whole-life business is sold throughout Central and South America. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars paid in the U.S. Domestic Business consisting of traditional life and burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies are sold throughout the Southern U.S. The accounting policies of the segments are in accordance with GAAP and are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on GAAP net income (loss) before federal income taxes for its two reportable segments.

       Geographic Areas - The following summary represents financial data of the Company's continuing operations based on their location.

                                               1999               1998            1997
                                               ----               ----            ----
       REVENUES
       U.S.                                 $19,844,710       $20,674,694       $14,066,801
       Non-U.S.                              52,032,348        52,010,221        50,960,497
                                            -----------       -----------       -----------
              Total Revenues                $71,877,058       $72,684,915       $65,027,298
                                            ===========       ===========       ===========

The following summary represents revenues and pretax income from continuing operations and identifiable assets for the Company's reportable segments as of and for the years ended December 31, 1999, 1998 and 1997, is as follows:

              YEARS ENDED DECEMBER 31                         1999                  1998                 1997
                                                              ----                  ----                 ----
       Revenue, excluding net investment income and
          realized gain (loss) on investments
            Domestic                                  $      16,546,005      $   17,007,228       $  11,964,457
            International                                    43,383,223          42,784,174          43,344,230
                                                      -----------------      --------------       -------------
       Total consolidated revenue                     $      59,929,228      $   59,791,402       $  55,308,687
                                                      =================      ==============       =============

       Net investment income:
            Domestic                                         3,212,871            3,208,265           2,171,594
            International                                    8,424,069            8,070,860           7,867,142
                                                      ----------------       --------------       -------------
       Total consolidated net investment
            Income                                    $     11,636,940       $   11,279,125       $  10,038,736
                                                      ================       ==============       =============

       Amortization expense:
            Domestic                                          1,766,439          12,177,194           2,513,452
            International                                    10,382,384           7,212,752           9,422,380
                                                      -----------------      --------------       -------------
       Total consolidated amortization
            Expense                                   $      12,148,823      $   19,389,946       $  11,935,832
                                                      =================      ==============       =============

       Realized gain (loss) on investments
            Domestic                                             85,834             459,201             (69,250)
            International                                       225,056           1,155,187            (250,875)
                                                      -----------------      --------------       -------------
       Total consolidated realized gain
            (loss) on investments                     $         310,890         $ 1,614,388       $    (320,125)
                                                      =================      ==============       =============
       Income (loss) before federal
            income tax:
            Domestic                                             67,571          (7,767,586)          2,523,163
            International                                       904,878           2,090,321           1,506,581
                                                      -----------------      --------------       -------------
       Total consolidated net income (loss)
            before federal income taxes               $         972,449      $   (5,677,265)      $   4,029,744
                                                      =================      ==============       =============


       Year Ended December 31                                 1999                  1998
                                                              ----                  ----
       Assets:
            Domestic                                         94,273,886          80,069,406
            International                                   161,210,900         173,314,789
                                                            -----------      --------------
       Total                                           $    255,484,786      $  253,384,195
                                                       =================     ==============

(11) INCOME TAXES

     A reconciliation of Federal income tax expense computed by applying the federal income tax rate of 34% to income before Federal income tax expense are as follows:

                                                  1999               1998               1997
                                              ------------       ------------       ------------
Computed normal tax expense (benefit)         $    330,633       $ (1,930,270)      $  1,370,113
Small life insurance company deduction            (597,755)          (447,690)          (441,356)
Change in valuation allowance                     (173,350)           (24,479)          (575,147)
Amortization of excess of costs over
    net assets acquired                            223,876          3,444,038            481,728
Other                                              (82,027)             1,829           (231,117)
                                              ------------       ------------       ------------
Federal income tax expense (benefit)          $   (298,623)      $  1,043,428       $    604,221
                                              ============       ============       ============

     Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 consists of:

                                                  1999               1998               1997
                                              ------------       ------------       ------------
Current                                       $  1,405,698       $  2,521,377       $  1,613,128
Deferred                                        (1,704,321)        (1,477,949)        (1,008,907)
                                              ------------       ------------       ------------
                                              $   (298,623)      $  1,043,428       $    604,221
                                              ============       ============       ============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below.


                                                                      1999               1998
                                                                  ------------      ------------
Deferred tax assets:
     Future policy benefit reserves                               $ 15,182,304      $ 14,568,354
     Net operating loss carryforwards and alternative
       minimum tax credits                                             904,717           589,233
     Investments available for sale                                  1,911,962                --
     Other                                                             715,649         1,109,691
                                                                  ------------      ------------
         Total gross deferred tax assets                            18,714,632        16,267,278
         Less valuation allowance                                           --           173,350
                                                                  ------------      ------------
         Net deferred tax assets                                  $ 18,714,632      $ 16,093,928
                                                                  ------------      ------------
Deferred tax liabilities:
     Deferred policy acquisition costs
       and cost of insurance acquired                             $ 11,526,363      $ 12,388,415
     Depreciation                                                       97,902            97,920
     Investments available for sale                                         --         1,866,633
     Other                                                             907,603         1,041,112
                                                                  ------------      ------------
         Total gross deferred tax liabilities                       12,531,868        15,394,080
                                                                  ------------      ------------
         Net deferred tax asset                                   $  6,182,764      $    699,848
                                                                  ============      ============

     During 1999 and 1998, the Company released the valuation allowance associated with NSLIC and ALFC net operating losses, respectively, as these losses can be utilized in the future by the Company and CICA.

     The Company and its subsidiaries have net operating losses at December 31, 1999 available to offset future taxable income of approximately $2,662,000 for Federal income tax substantially all of which expire through 2014. A portion of the net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code.

     At December 31, 1999, the Company had accumulated approximately $3,291,000 in its "policyholders' surplus account." This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated. No new additions will be made to this account. Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to the shareholder, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction. The Company does not anticipate any transactions that would cause any part of this amount to become taxable. However, should the balance at December 31, 1999 become taxable, the tax computed at present rates would be approximately $1,119,000.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                            1999                                1998
                               ------------------------------      ------------------------------
                                 CARRYING           FAIR             CARRYING           FAIR
                                  AMOUNT            VALUE             AMOUNT            VALUE
                               ------------      ------------      ------------      ------------
Financial assets:
   Fixed maturities            $149,809,300      $149,420,805      $152,252,216      $152,814,842
   Equity securities                717,812           717,812           862,287           862,287
   Cash and cash
     equivalents                 11,149,084        11,149,084        10,168,728        10,168,728

Mortgage Loans                    1,374,204         1,374,204         1,560,757         1,560,757

Financial Liabilities:
     Annuities                    4,023,827         4,023,827         3,675,937         3,675,937

     Fair values for fixed income securities and equity securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

     Mortgage loans are secured principally by residential properties. Weighted average interest rate for these loans as of December 31, 1999, was approximately 8.7% with maturities ranging from one to fifteen years. Management believes that reported amounts approximate fair value.

     The carrying value and fair values for the Company's liabilities under annuity contract policies are the same as the interest rates credited to these products and are periodically adjusted by the Company to reflect market conditions. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

     Policy loans have a weighted average interest rate of 7.2% as of December 31, 1999 and 1998 and have no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies which the Company has in force and cannot be valued separately.

     For cash, accrued investment income, amounts recoverable from reinsurers, other assets, federal income tax payable and receivable, dividend accumulations, commissions payable, amounts held on deposit, and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

(13) OTHER COMPREHENSIVE INCOME (LOSS)

     The changes in the components of other comprehensive income (loss) are reported net of income taxes of 34% for the periods indicated as follows:


                                                          YEAR ENDED DECEMBER 31, 1999
                                              -------------------------------------------------
                                                 PRE-TAX             TAX               NET
                                                 AMOUNT             EFFECT            AMOUNT
                                              ------------       ------------      ------------
Unrealized loss on securities:
    Unrealized holding loss
    arising during the period                 $(10,812,316)      $  3,676,186      $ (7,136,130)
Less:  reclassification adjustment for
    gains included in net income                  (301,200)           102,410          (198,790)
                                              ------------       ------------      ------------

Other comprehensive loss                      $(11,113,516)      $  3,778,596      $ (7,334,920)
                                              ============       ============      ============


                                                           YEAR ENDED DECEMBER 31, 1998
                                              -------------------------------------------------
                                                 PRE-TAX             TAX               NET
                                                 AMOUNT             EFFECT            AMOUNT
                                              ------------       ------------       ------------
Unrealized gain on securities:
    Unrealized holding gain
    arising during the period                 $  3,485,479       $ (1,185,063)      $  2,300,416
Add:  reclassification adjustment for
    losses included in net income                 (390,518)           132,776           (257,742)
                                              ------------       ------------       ------------

Other comprehensive income                    $  3,094,961       $ (1,052,287)      $  2,042,674
                                              ============       ============       ============


                                                           YEAR ENDED DECEMBER 31, 1997
                                              -------------------------------------------------
                                                 PRE-TAX             TAX               NET
                                                 AMOUNT             EFFECT            AMOUNT
                                              ------------       ------------       ------------
Unrealized gain on securities:
    Unrealized holding (loss)
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

                                                               1999
                               --------------------------------------------------------------------
                                  FOURTH             THIRD             SECOND             FIRST
                                  QUARTER           QUARTER            QUARTER           QUARTER
                               ------------      ------------       ------------       ------------
Revenues                       $ 18,883,005      $ 17,946,816       $ 18,229,167       $ 16,818,070
Expenses                         19,150,093        16,816,910         18,455,771         16,481,835
Federal income tax expense          481,050          (239,427)           115,484            (58,484)
    (benefit)
Net income (loss)                   213,962           890,479           (111,120)           277,751
Basic and diluted earnings
    per share                           .01               .04               (.01)               .01


                                                               1998
                              ----------------------------------------------------------------------
                                  FOURTH             THIRD             SECOND              FIRST
                                  QUARTER           QUARTER            QUARTER            QUARTER
                                 ---------         ---------          ---------          --------
Revenues                       $ 19,013,057      $ 19,049,196      $ 18,162,381      $ 16,460,281
Expenses                         16,673,560        27,487,836        17,890,009        16,310,775
Federal income tax expense
    (benefit)                      (733,120)         (200,870)          (72,516)          (36,922)
Net income                        1,606,377        (8,639,510)          199,856           112,584
Basic and diluted earnings
    per share                           .07              (.38)              .01               .01

                                                               1997
                              ----------------------------------------------------------------------
                                  FOURTH             THIRD             SECOND              FIRST
                                  QUARTER           QUARTER            QUARTER            QUARTER
                                 ---------         ---------          ---------          --------
Revenues                       $ 16,795,936      $ 18,172,671      $ 15,918,698      $ 14,139,993
Expenses                         15,309,437        16,267,692        15,089,776        14,330,649
Federal income tax expense
    (benefit)                       178,033          (543,363)         (307,863)           68,972
Net income                        1,664,532         1,361,616           521,059          (121,684)
Basic and diluted earnings
    per share                           .07               .06               .03              (.01)

(15) YEAR 2000 ISSUES (UNAUDITED)

     The Company successfully addressed the impact of the Year 2000 on its systems, procedures, customers and business processes. There was no adverse impact on any Company operations for the calendar change from 1999 to 2000.

     The Company used internal resources to modify, replace and test the Year 2000 modifications. The total cost for the project was negligible, was performed with existing staff and the associated costs were expensed as incurred.

     All critical suppliers or customers (external relationships) resolved their own third party Year 2000 issues and were able to interact with the Company. The Company encountered no loss of data or functionality related to the Year 2000.

                                                                     SCHEDULE II

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                        STATEMENTS OF FINANCIAL POSITION

                           DECEMBER 31, 1999 AND 1998



                                                                      1999               1998
                                                                  ------------      ------------
Assets

Investment in subsidiaries                                          68,043,909        71,163,025
Accrued investment income                                               14,410            14,410
Real estate                                                            741,834           464,962
Cash                                                                 1,667,050         1,789,608
Notes receivable (1)                                                   266,667           333,333
Other assets                                                         1,701,898         1,536,456
                                                                  ------------      ------------
                                                                  $ 72,435,768      $ 75,301,794
                                                                  ============      ============
Liabilities and Stockholders' Equity

Liabilities:
    Notes payable                                                 $         --      $    333,333
    Accrued expense and other                                          168,799            64,782
                                                                  ------------      ------------
                                                                  $    168,799      $    398,115
Stockholders' equity:
    Common stock:
       Class A                                                    $ 67,510,026      $ 52,790,643
       Class B                                                         584,863           283,262
    Retained earnings                                               10,756,800        20,135,464
    Accumulated other comprehensive income:
       Unrealized investment gain (loss) of
       securities held by subsidiaries, net                         (3,711,456)        3,623,464
    Treasury stock                                                  (2,873,264)       (1,929,154)
                                                                  ------------      ------------
                                                                    72,266,969        74,903,679
                                                                  ------------      ------------
                                                                  $ 72,435,768      $ 75,301,794
                                                                  ============      ============

(1) Eliminated in consolidation.

                 See accompanying independent auditors' report.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 1999 AND 1998 AND 1997


                                                  1999               1998                1997
                                              ------------       ------------       ------------
Revenues:
    Management service fees (1)               $ 13,333,733       $ 13,033,492       $ 10,462,052
    Investment income (1)                           79,872             79,882            125,746
    Other                                            6,437              4,425             82,668
    Realized gain (loss)                            (7,281)                --                 --
                                              ------------       ------------       ------------
                                                13,412,761         13,117,799         10,670,466
                                              ------------       ------------       ------------
Expenses:
    General                                     12,126,181         12,019,676          9,516,881
    Interest                                        18,537             27,011             30,186
    Taxes                                          812,896            533,098            323,635
                                              ------------       ------------       ------------
                                              $ 12,957,614       $ 12,579,785       $  9,870,702
                                              ------------       ------------       ------------

Income before equity in income of unconsolidated
    subsidiaries                                   455,147            538,014            799,764
Equity in income (loss) of unconsolidated
    subsidiaries                                   815,925         (7,258,707)         2,625,759
                                              ------------       ------------       ------------

                Net income (loss)             $  1,271,072       $ (6,720,693)      $  3,425,523
                                              ============       ============       ============

(1) Eliminated in consolidation.

                 See accompanying independent auditors' report.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                      1999               1998               1997
                                                                  ------------       ------------       ------------
Cash flows from operating activities:
    Net income (loss)                                             $  1,271,072       $ (6,720,693)      $  3,425,523
    Adjustments to reconcile net income (loss) to net cash
       used by operating activities:
          Realized losses on sales                                       7,281                 --                 --
          Equity in net (income) loss of unconsolidated
              subsidiaries                                            (815,925)         7,258,707         (2,625,759)
          Accrued expenses and other liabilities                       104,018            (11,777)          (105,565)
          Accrued investment income                                         --              2,844              2,835
          Other assets                                                (138,184)           536,295           (246,993)
                                                                  ------------       ------------       ------------
              Net cash provided by operating activities                428,262          1,065,376            450,041
                                                                  ------------       ------------       ------------
Cash flows from investing activities:
    Acquisition of NSLIC                                                    --                 --         (1,000,000)
    Capital contribution to subsidiaries                                    --                 --           (374,000)
    Cash provided by merger                                                 --                 --            540,450
    Payments on notes receivable                                        66,666             66,667             69,198
    Investment in real estate                                         (284,153)           (28,675)           (79,948)
                                                                  ------------       ------------       ------------
              Net cash provided (used) by investing
                 activities                                           (217,487)            37,992           (844,300)
                                                                  ------------       ------------       ------------
Cash flows from financing activities:
    Sale of common stock, net                                               --                 --           (104,388)
    Payment on notes payable                                          (333,333)           (66,667)           (66,667)
                                                                  ------------       ------------       ------------
              Net cash used by financing activities                   (333,333)           (66,667)          (171,055)
                                                                  ------------       ------------       ------------
Net increase (decrease) in cash                                       (122,558)         1,036,701           (565,314)
Cash at beginning of year                                            1,789,608            752,907          1,318,221
                                                                  ------------       ------------       ------------
Cash at end of year                                               $  1,667,050       $  1,789,608       $    752,907
                                                                  ============       ============       ============

                 See accompanying independent auditors' report.

                                                                     SCHEDULE IV

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   REINSURANCE

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                  CEDED               ASSUMED                          PERCENTAGE
                                                GROSS            TO OTHER            FROM OTHER           NET          OF AMOUNT
                                                AMOUNT           COMPANIES           COMPANIES           AMOUNT      ASSUMED TO NET
                                            ---------------   ----------------    ---------------    --------------- --------------
Year ended December 31, 1999:
    Life insurance in-force                 $ 2,197,844,000   $    278,689,000    $   273,146,000    $ 2,192,301,000      12.5%
                                            ===============   ================    ===============    ===============
    Premiums:
       Life insurance                            49,654,207          1,966,793            484,746         48,172,160       1.0%
       Accident and health insurance             11,458,679            572,362                 --         10,886,317        --
                                            ---------------   ----------------    ---------------    ---------------
    Total premiums                          $    61,112,886          2,539,155            484,746         59,058,477        .8%
                                            ===============   ================    ===============    ===============
Year ended December 31, 1998:
    Life insurance in-force                 $ 2,340,744,000   $    306,070,000    $   333,719,000    $ 2,368,393,000      14.1%
                                            ===============   ================    ===============    ===============
    Premiums:
       Life insurance                            50,569,111          1,768,030            231,410         49,032,491        .5%
       Accident and health insurance             11,458,504          1,600,660                 --          9,857,844        --
                                            ---------------   ----------------    ---------------    ---------------
    Total premiums                          $    62,027,615          3,368,690            231,410         58,890,335        .4%
                                            ===============   ================    ===============    ===============
Year ended December 31, 1997:
    Life insurance in-force                 $ 2,250,197,000   $    318,630,000    $   334,953,000    $ 2,266,520,000      14.8%
                                            ===============   ================    ===============    ===============
    Premiums:
       Life insurance                            51,364,382          1,952,316            284,632         49,696,698        .6%
       Accident and health insurance              5,605,023            305,240                  0          5,299,783        --
                                            ---------------   ----------------    ---------------    ---------------
    Total premiums                          $    56,969,405          2,257,556            284,632         54,996,481        .5%
                                            ===============   ================    ===============    ===============

                 See accompanying independent auditors' report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                               CITIZENS, INC.

Date:  March 14, 2000       By: /s/ MARK A. OLIVER
                               ------------------------------------------------
                               Mark A. Oliver, President

                            By: /s/ JEFFREY J. WOOD
                               ------------------------------------------------
                               Jeffrey J. Wood, Executive Vice President, Chief Financial Officer and Secretary / Treasurer

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

/s/ MARK A. OLIVER                      /s/ HAROLD E. RILEY
----------------------------------      ---------------------------------------
Mark A. Oliver, Director                Harold E. Riley, Chairman of the
                                        Board and Director



/s/ RALPH M. SMITH
----------------------------------      ---------------------------------------
Ralph M. Smith, Director                Joe R. Reneau, Director



/s/ JAMES C. MOTT                       /s/ TIMOTHY T. TIMMERMAN
----------------------------------      ---------------------------------------
James C. Mott, Director                 Timothy T. Timmerman, Director



/s/ RICK D. RILEY                       /s/ STEVE SHELTON
----------------------------------      ---------------------------------------
Rick D. Riley, Director                 Steve Shelton, Director


/s/ T. ROBY DOLLAR
----------------------------------
T. Roby Dollar, Director

                                INDEX TO EXHIBITS


EXHIBIT                           PAGE
--------                         -----
Exhibit 21                        77
Exhibit 23                        78
Exhibit 27                        79