Form 10-Q
period 2000-03-31
CITIZENS INC
filed 2000-05-12
CIK 24090

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended              MARCH 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to
                               --------    ----------

Commission File Number:  1-13004
                        ---------


                                 CITIZENS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                              84-0755371
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 400 East Anderson Lane, Austin, Texas                               78752
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (512) 837-7100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

     As of March 31, 2000, Registrant had 22,800,525 shares of Class A common stock, No Par Value, outstanding and 664,523 shares of Class B common stock, No Par Value, outstanding.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I.   FINANCIAL INFORMATION

          ITEM 1.      FINANCIAL STATEMENTS

                       Consolidated Statements of Financial Position, March 31,
                            2000 (Unaudited) and December 31, 1999                               3

                       Consolidated Statements of Operations, Three-Months
                            Ended March 31, 2000 and 1999 (Unaudited)                            5

                       Consolidated Statements of Cash Flows, Three-Months
                            Ended March 31, 2000 and 1999 (Unaudited)                            6

                       Notes to Financial Statements                                             8

          ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITIONS AND RESULTS
                            OF OPERATIONS                                                       11

PART II.  OTHER INFORMATION                                                                     16

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                                      (UNAUDITED)
                                                       MARCH 31,    DECEMBER 31,
                                                         2000           1999
                                                     ------------   ------------
ASSETS

Investments:

     Fixed maturities held-for-investment, at
         amortized cost (market $5,593,500
         in 2000 and $5,206,260 in 1999)             $  5,591,709   $  5,594,745
     Fixed maturities available-for-sale, at
         fair value (cost $152,732,216 in
         2000 and $149,839,493 in 1999)               144,377,794    144,214,555
         Equity securities, at fair value (cost
         $716,293 in 2000 and 1999)                       636,717        717,812
     Mortgage loans on real estate (net of reserve
           of $50,000 in 2000 and 1999)                 1,338,346      1,374,204
     Policy loans                                      21,452,483     21,556,344
     Other long-term investments                          934,713        880,901
                                                     ------------   ------------
              Total investments                       174,331,762    174,338,561

     Cash                                               7,987,808     11,149,084
     Accrued investment income                          1,151,653      1,761,071
     Prepaid reinsurance                                1,568,924             --
     Reinsurance recoverable                            2,357,888      2,183,729
     Deferred policy acquisition costs                 36,321,616     36,518,037
     Other intangible assets                            1,905,725      1,982,525
     Federal income tax recoverable                       290,870             --
     Deferred federal income tax                        7,138,360      6,182,764
     Cost of insurance acquired                         6,990,575      7,186,494
     Excess of cost over net assets acquired            7,856,438      8,021,044
     Property, plant and equipment                      5,199,780      5,071,735
     Other assets                                       1,141,094      1,089,742
                                                     ------------   ------------

              Total assets                           $254,242,493   $255,484,786
                                                     ============   ============


See accompanying notes to consolidated financial statements.         (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
                      MARCH 31, 2000 AND DECEMBER 31, 1999


                                                          (UNAUDITED)
                                                            MARCH 31,       DECEMBER 31,
                                                              2000             1999
                                                         -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Future policy benefit reserves                      $ 168,524,909    $ 167,413,196
     Dividend accumulations                                  4,820,969        4,854,835
     Premium deposits                                        2,708,612        2,725,016
     Policy claims payable                                   3,997,903        3,591,289
     Other policyholders' funds                              1,976,077        2,070,950
                                                         -------------    -------------

              Total policy liabilities                     182,028,470      180,655,286

     Other liabilities                                       1,919,983          901,636
     Commissions payable                                       182,726          530,928
     Federal income tax payable                                     --        1,129,967
                                                         -------------    -------------
              Total liabilities                            184,131,179      183,217,817

STOCKHOLDERS' EQUITY:
     Common stock:
         Class A, no par value, 50,000,000 shares
              authorized, 24,880,731 shares issued and
              outstanding in 2000 and 1999, including
              shares in treasury of 2,080,206 in 2000
              and 1999                                      67,510,026       67,510,026

         Class B, no par value, 1,000,000 shares
              authorized, 664,523 shares issued and
              outstanding in 2000 and 1999                     584,863          584,863
     Retained earnings                                      10,456,128       10,756,800
     Accumulated other comprehensive loss:
         Unrealized investment loss, net of tax             (5,566,439)      (3,711,456)
                                                         -------------    -------------
                                                            72,984,578       75,140,233
     Treasury stock, at cost                                (2,873,264)      (2,873,264)
                                                         -------------    -------------
              Total stockholders' equity                    70,111,314       72,266,969
                                                         -------------    -------------

     Total liabilities and stockholders' equity          $ 254,242,493    $ 255,484,786
                                                         =============    =============


See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE-MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)


                                                                   THREE-MONTHS ENDED MARCH 31,
                                                                  ----------------------------

                                                                      2000            1999
                                                                  ------------    ------------
REVENUES:
Premiums                                                          $ 12,376,601    $ 13,534,945
Annuity and universal life considerations                               66,427          69,283
Net investment income                                                2,976,711       3,004,958
Realized gains                                                          11,163          31,200
Other income                                                           147,538         183,517
Interest expense                                                            --          (5,833)
                                                                  ------------    ------------
               Total revenues                                       15,578,440      16,818,070

BENEFITS AND EXPENSES:
Insurance benefits paid or provided:
     Increase in future policy benefit reserves                      1,119,916       1,173,649
     Policyholders' dividends                                          550,671         501,634
     Claims and surrenders                                           8,238,358       8,207,261
     Annuity expenses                                                   89,211         134,129
                                                                  ------------    ------------
               Total insurance benefits paid or provided             9,998,156      10,016,673

Commissions                                                          2,863,834       2,866,678
Other underwriting, acquisition and insurance expenses               2,503,213       2,347,720
Capitalization of deferred policy acquisition costs                 (2,105,985)     (1,685,220)
Amortization of deferred policy acquisition costs                    2,302,406       2,584,102
Amortization of cost of insurance acquired, excess of cost over
     net assets acquired and other intangibles                         437,325         351,882
                                                                  ------------    ------------

               Total benefits and expenses                          15,998,949      16,481,835

     Income (loss) before Federal income tax                      $   (420,509)   $    336,235

Federal income tax expense (benefit)                                  (119,837)         58,484
                                                                  ------------    ------------

NET INCOME (LOSS)                                                 $   (300,672)   $    277,751
                                                                  ============    ============

PER SHARE AMOUNTS:
     BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF
        COMMON STOCK                                              $      (0.01)   $       0.01
                                                                  ============    ============
     WEIGHTED AVERAGE SHARES OUTSTANDING                            23,465,048      23,351,961
                                                                  ============    ============


See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE-MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

                                                                     THREE-MONTHS ENDED MARCH 31,
                                                                     ----------------------------

                                                                        2000           1999
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                               $  (300,672)   $   277,751
     Adjustments to reconcile net gain to net cash provided by
         operating activities, net of assets acquired:
              Realized gains on sale of investments and
                  other assets                                           (11,163)       (31,200)
              Net deferred policy acquisition costs                      196,421        898,882
              Amortization of cost of insurance
                  acquired, excess cost over
                  net assets acquired and other intangibles              437,325        351,882
              Depreciation                                               131,726        127,077
      Change in:
              Accrued investment income                                  609,418        546,875
              Reinsurance recoverable and prepaid
                  reinsurance                                         (1,743,083)    (1,345,773)
              Future policy benefit reserves                           1,111,713        960,796
              Other policy liabilities                                   261,471        317,199
              Deferred federal income tax                                     --        496,598
              Federal income tax                                      (1,420,837)    (1,120,960)
              Commissions payable and other liabilities                  670,145       (591,737)
              Other, net                                                 (15,692)      (377,037)
                                                                     -----------    -----------
                  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       (73,228)       510,353

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of fixed maturities, available-for-sale                             --        268,090
     Maturity of fixed maturities, available-for-sale                  1,403,763      1,687,161
     Purchase of fixed maturities, available-for-sale                 (4,317,947)            --
     Sale of equity securities, available-for-sale                            --         92,500
     Principal payments on mortgage loans                                 35,858         39,443
     Guaranteed student loans funded                                          --         (4,673)
     Sale of other long-term investments and property,
         plant and equipment                                               3,901         68,100
     Cash and cash equivalents provided by mergers and
         acquisitions                                                         --      1,512,255


See accompanying notes to consolidated financial statements.         (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                   THREE-MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

                                                                       THREE-MONTHS ENDED MARCH 31,
                                                                       ----------------------------

                                                                           2000            1999
                                                                       ------------    ------------

     Change in policy loans (net)                                      $    103,861    $   (309,217)
     Purchase of other long-term investments and property,
         plant and equipment                                               (317,484)       (204,777)
                                                                       ------------    ------------

                  NET CASH PROVIDED (USED) BY INVESTING
                      ACTIVITIES                                         (3,088,048)      3,148,882
                                                                       ------------    ------------
     NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                                     (3,161,276)      3,659,235

     Cash and cash equivalents at beginning of period                    11,149,084      10,168,728
                                                                       ------------    ------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  7,987,808    $ 13,827,963
                                                                       ============    ============

Supplemental:

      Cash paid during the period for
           Interest                                                    $         --    $      5,833
                                                                       ============    ============
           Income taxes                                                $  1,301,000    $    620,000
                                                                       ============    ============

Supplemental disclosure of non-cash investing and financing activities:

The Company issued Class A stock to purchase all the capital stock of First Investors Group, Inc. in 1999. In conjunction with the acquisitions, cash and cash equivalents were provided by mergers and acquisitions as follows:


Fair value of capital stock issued         $ 3,427,138
Fair value of intangible assets acquired
    Excluding cash and cash equivalents     (1,658,547)
Fair value of intangible assets acquired      (353,703)
Liabilities assumed                             97,367
Cash and cash equivalents provided by
     mergers and acquisitions              $ 1,512,255
                                           ===========

Issuance of 609,269 Class A shares         $ 3,427,138
                                           ===========


          See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

                                   (UNAUDITED)

(1)  FINANCIAL STATEMENTS

     The statement of financial position for March 31, 2000, the statements of operations for the three-month periods ended March 31, 2000 and 1999, and the statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2000 and for comparative periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

(2)  ACQUISITION

     On September 15, 1998, Citizens announced that a definitive agreement had been reached between Citizens and First Investors Group, Inc. (Investors) of Springfield, Illinois whereby Citizens would acquire 100% of the outstanding shares of Investors for shares of Citizens Class A Common stock. Investors is the parent of Excalibur Insurance Corporation (Excalibur), also of Springfield, Illinois. Pursuant to the terms of the Agreement, which was approved by Investors' shareholders and regulatory authorities, Citizens issued one share of Citizens Class A Common stock for each 6.6836 shares of Investors common and preferred stock issued and outstanding. This transaction closed on January 26, 1999. Citizens issued 609,269 shares of its Class A Common stock to consummate the transaction, which was accounted for as a purchase. The excess of cost over net assets acquired amounted to $303,703 and is being amortized over 10 years.

(3)  SEGMENT INFORMATION

     The Company has two reportable segments identified by geographic area:
     International business and Domestic business. International business consisting of ordinary whole-life business is sold throughout Central and South America and other regions around the world. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars paid in the U.S. Domestic business, consisting of traditional life and burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies, is sold throughout the Southern U.S. The accounting policies of the segments are in accordance with GAAP and are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on GAAP net income (loss) before federal income taxes for its two reportable segments.

     Geographic Areas - The following summary represents financial data of the Company's continuing operations based on their location for the quarter ended March 31, 2000 and 1999.

                           2000          1999
                        -----------   -----------
REVENUES
 U.S. Domestic          $ 3,748,149   $ 5,210,596
 International           11,830,291    11,607,474
                        -----------   -----------
       Total Revenues   $15,578,440   $16,818,070
                        ===========   ===========

     The following summary, representing revenues and pre-tax income from continuing operations and identifiable assets for the Company's reportable segments as of and for the quarters ended March 31, 2000 and 1999, is as follows:

QUARTER ENDED MARCH 31                                 2000           1999
                                                    -----------    -----------
        Revenue, excluding net investment income
        and realized gain on investments:
           Domestic                                 $ 3,029,271    $ 4,269,930
           International                              9,561,295      9,511,982
                                                    -----------    -----------
        Total consolidated revenue, excluding net
        investment income and realized gain on
        investments                                 $ 2,590,566    $13,781,912
                                                    ===========    ===========

        Net investment income:
           Domestic                                 $   716,192    $   931,000
           International                              2,260,519      2,073,958
                                                    -----------    -----------
        Total consolidated net investment income    $ 2,976,711    $ 3,004,958
                                                    ===========    ===========

        Amortization expense:
           Domestic                                 $   736,253    $   906,260
           International                              2,003,478      2,029,724
                                                    -----------    -----------
        Total consolidated amortization expense     $ 2,739,731    $ 2,935,984
                                                    ===========    ===========

        Realized gain on investments:
           Domestic                                 $     2,686    $     9,666
           International                                  8,477         21,534
                                                    -----------    -----------
           Total consolidated realized gain         $    11,163    $    31,200
                                                    ===========    ===========

        Income (loss) before federal income tax:
           Domestic                                 $   (87,072)   $   166,817
           International                               (333,437)       169,418
                                                    -----------    -----------
        Total consolidated income (loss) before
            federal income tax                      $  (420,509)   $   336,235
                                                    ===========    ===========

                           (Continued from page nine)

                        QUARTER ENDED          YEAR ENDED
                        MARCH 31, 2000      DECEMBER 31, 1999
                        --------------      -----------------
Assets:
   Domestic              $ 92,306,995         $ 94,273,886
   International          160,935,498          161,210,900
                         ------------         ------------
Total                    $254,232,493         $255,484,786
                         ------------         ------------


(4)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2000, the other comprehensive loss amounts included in total comprehensive loss consisted of unrealized losses on investments in fixed maturities and equity securities available-for-sale of $1,854,983, net of tax, and for the same period in 1999, unrealized losses of $2,224,843. Total comprehensive loss for the three months ended March 31, 2000 and 1999, was $2,155,655 and $1,947,092, respectively.

(5)  EARNINGS PER SHARE

Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the three-months ended March 31, 2000 and 1999 were 23,465,048 and 23,351,961, respectively. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% stock dividend declared on November 2, 1999, payable on December 31, 1999 to holders of record as of December 1, 1999. The stock dividend resulted in the issuance of 1,763,805 Class A shares (including 136,091 shares in treasury) and 43,474 Class B shares.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of foreign and U.S. economies in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws; (iii) inflation, interest rates, market and monetary fluctuations and volatility; (iv) the timely development and acceptance of new products and services and perceived overall value of these products and services by existing and potential customers; (v) changes in consumer spending, borrowing and saving habits; (vi) concentrations of business from persons residing in third world countries; (vii) acquisitions; (viii) the persistency of existing and future insurance policies sold by the Company and its subsidiaries; (ix) the dependence of the Company on its Chairman of the Board; (x) the ability to control expenses; (xi) the effect of changes in laws and regulations (including laws and regulations concerning insurance) with which the Company and its subsidiaries must comply, (xii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xiii) changes in the Company's organization and compensation plans; (xiv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xv) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

THREE-MONTHS ENDED MARCH 31, 2000 AND 1999

Net loss for the three-months ended March 31, 2000 was $300,672, or $(0.01) per share, compared to net income of $277,571, or $0.01 per share, for the same period in 1999. Revenues decreased 7.4% in 2000 to $15,578,440 compared to the first three months of 1999 when revenues were $16,818,070. The decrease in revenues was driven by a 37.2% decrease in accident and health premiums.

Premium income for the first three months of 2000 was $12,376,601 compared to $13,534,945 for the same period in 1999. The decrease is attributable to the $1,107,918 decrease in accident and health premiums which were $1,866,898 for the three months ended March 31, 2000 compared to $2,974,816 for the same period in 1999. There was a significant increase in group dental business sold by agents of United Security Life Insurance Company ("USLIC") from July 1998 through March 1999. During the second half of 1998, the Company began to experience a significant increase in the volume of accident and health claims. The increase was created by the high early utilization by holders of the USLIC dental certificates. As a result of the substantial increase in the volume of claims plus an increase in the accident and health loss ratio, management moved to cancel a large portion of the existing blocks of USLIC's group dental business and National Security Life and Accident Insurance Company's ("NSLIC") major medical business during the third quarter of 1999 in order to curtail both claims and operating expenses. Most of the terminations were effective prior to January 1, 2000. This action will result in a decrease of approximately $3.8 million of annual accident and health premium income in 2000 and $5.3 million of annual accident and health premium income in 2001; however, due to the claims experience as well as the overhead necessary to administer such, management believes this action will enhance near and long-term profitability. Because of increases in loss ratios, management has implemented significant rate increases effective in April 2000 on several of the supplemental accident and health products which are non-cancelable.

Production of new life insurance premiums by the agents of Citizens Insurance Company of America ("CICA") was higher during the first quarter of 2000 than in the previous year. In addition, management began developing a domestic ordinary life sales program during 1999 and received regulatory approval of the product and related sales material in Texas during April of 2000. Management began recruiting efforts for associates in the State of Texas for the new product in early 2000. This program, targeting rural areas of the United States, is expected to provide a new entre into the domestic life market for the Company in future years. The Company intends to expand sales effort beyond Texas to other states in which CICA is licensed.

Net investment income decreased slightly in the first three months of 2000 compared to the same period in 1999. Net investment income for the three months ended March 31, 2000 was $2,976,711 compared to $3,004,958 in 1999. This decrease reflects a small decline in the Company's asset base as a result of the significant utilization on accident and health products along with decreases in the level of persistency on the Company's life business. Management terminated the Company's outside investment advisor effective March 31, 2000. The Company feels that it can more effectively achieve its investment objectives by overseeing the investment activities in-house.

Claims and surrenders expense increased from $8,207,261 at March 31, 1999 to $8,238,358 for the same period in 2000. Death claims increased from $1,350,376 in 1999 to $1,464,142 in 2000. Surrender expense increased to $4,052,440 in 2000 from $3,181,778 in 1999. An extended economic downturn in several international markets has negatively impacted the Company's persistency over the past two years. Management believes its products are competitive and that persistency will return to historical levels over the next few years. Coupons and endowments decreased to $1,120,609 in 2000 from $1,165,656 in 1999. Accident and health benefits were $1,365,271 in 2000, compared to $2,306,778 in 1999. This decrease in Accident and health benefits is directly related to the cancellation of the USLIC and NSLIC blocks of business discussed above.

The remaining components of claims and surrenders, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $235,896 in 2000, compared to $202,673 in 1999.

Deferred policy acquisition costs capitalized in 2000 were $2,105,985 compared to $1,685,220 in the previous year. Increased production of life business during the first quarter of 2000 was the primary reason for the increase. Amortization of these costs was $2,302,406 for the first quarter of 2000 compared to $2,584,102 for 1999.

Underwriting, acquisition and insurance expenses increased from $2,347,720 in the first quarter of 1999 to $2,503,985 in 2000, an increase of 6.7%. The increase is attributed to the start-up costs of the domestic marketing program and the expenses associated with the administration of accident and health business. Management expects to achieve expense reductions over the next twelve to eighteen months as the book of accident and health business continues to diminish. Additionally, several steps were taken during the first quarter of 2000 to achieve additional reductions through the elimination of outside consultants, including the Company's outside investment managers, which will result in annual expense savings of approximately $200,000 for 2000, and approximately $500,000 in 2001. Additionally, the consolidation of several subsidiaries during the year 2000 will, in the opinion of management, afford increased economies of scale.

Amortization of cost of insurance acquired, excess of cost over net assets acquired ("goodwill") and other intangible assets increased to $437,325 in 2000 from $351,882 in 1999. The increase in amortization is related to the amortization of goodwill related to the 1999 purchase of First Investors Group, Inc. and accelerated amortization of cost of insurance acquired as several of the companies previously purchased closed books of business lapse over time. Should production by the former agents of American Liberty Life Insurance Company, acquired in 1995, now representing CICA, fall below assumed levels, additional write-offs of the American Liberty goodwill beyond the third quarter 1998 write-off of $9.5 million could result. Management is monitoring this production in 2000 and expects to meet the targeted production levels. There remains approximately $2.9 million of goodwill related to American Liberty at March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders' equity decreased to $70,111,314 at March 31, 2000 from $72,266,969 at December 31, 1999. The decrease was attributable to unrealized losses declining by $1,854,983 during the three months ended March 31, 2000 resulting in an unrealized loss of $5,566,439, net of tax at March 31, 2000. Declines in the market value of the Company's available-for-sale bond and stock portfolio caused by lower bond and stock prices resulted in the change in unrealized losses, net of tax.

Invested assets decreased slightly from $174,338,561 at December 31, 1999 to $174,331,762 at March 31, 2000. At March 31, 2000 and December 31, 1999, fixed maturities have been categorized into two classifications: Fixed maturities held-to-maturity, which are valued at amortized cost, and fixed maturities available-for-sale which are valued at fair value. Fixed maturities available-for-sale and fixed maturities held-to-maturity are 82.8% and 3.2%, respectively, of invested assets at March 31, 2000. The Company does not have a plan to make material dispositions of fixed maturities during 2000; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out sales during 2000. Fixed maturities held-to-maturity, amounting to $5,591,709, consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

The Company's mortgage loan portfolio, which constitutes 0.8% of invested assets at December 31, 1999 and March 31, 2000, has historically been composed of small residential loans in Texas. Management has established a reserve of $50,000 at March 31, 2000 and December 31, 1999 (approximately 3% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio.

Policy loans comprise 12.3% of invested assets at March 31, 2000. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, Chase Bank, Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation
(FDIC) coverage at March 31, 2000 and December 31, 1999. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. At March 31, 2000, management does not believe the Company is at risk for such a loss. During 2000, the Company intends to utilize short-term Treasury Bills and highly-rated commercial paper as cash management tools to minimize excess cash balances and enhance return.

CICA owned 1,821,332 shares of Citizens Class A common stock at March 31, 2000 and December 31, 1999. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of March 31, 2000 and December 31, 1999, the Company valued the shares in accordance with prescribed statutory accounting practices. In the Company's consolidated financial statements, this stock is included in treasury stock.

The National Association of Insurance Commissioners has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 1999 and March 31, 2000, all life insurance subsidiaries were above required minimum levels.

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

All critical suppliers or customers (external relationships) resolved their own third party Year 2000 issues and were all able to interact with the Company. The Company encountered no loss of data or functionality related to the Year 2000.

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

Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective January 1, 2001. Management does not believe SFAS No. 133 and SFAS No. 137 will have a significant effect on the financial position, results of operations or liquidity of the Company.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          None, other than disclosed in the Notes to the Financial Statements or Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          The Annual meeting of stockholders will be held on Tuesday, June 6, 2000, at 10:00 a.m. at the Company's executive offices. The record date for the meeting was April 17, 2000.

          T. Roby Dollar resigned as Executive Vice President and Chief Actuary, as well as from the Company's Board of Directors effective April 30, 2000, in preparation for retirement. Mr. Dollar, 62, who has been associated with the Company and its predecessors for more than 30 years, will remain an employee until his retirement on January 31, 2001. Jeffrey L. Yeatman was named Vice President and Chief Actuary to fill the vacancy created by Mr. Dollar's resignation. Mr. Yeatman joined Citizens in 1998. A member of the American Academy of Actuaries, he has ten (10) years of industry experience.

          The vacancy on the Board of Directors has not yet been filled.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CITIZENS, INC.



                                                By: /s/ Mark A. Oliver
                                                    ----------------------------
                                                    Mark A. Oliver, FLMI
                                                    President

                                                By: /s/ Jeffrey J. Wood
                                                    ----------------------------
                                                    Jeffrey J. Wood, CPA
                                                    Executive Vice President,
                                                    Secretary/Treasurer and CFO


Date:  May 8, 2000

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

    27                      Financial Data Schedule