Form 10-Q
period 2000-06-30
CITIZENS INC
filed 2000-08-14
CIK 24090

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended              JUNE 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission File Number:   1-13004
                        --------------------------------------------------------


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

         As of June 30, 2000, Registrant had 22,800,525 shares of Class A common stock, No Par Value, outstanding and 664,523 shares of Class B common stock, No Par Value, outstanding.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I.    FINANCIAL INFORMATION

           ITEM 1.   FINANCIAL STATEMENTS

                     Consolidated Statements of Financial Position, June 30,
                        2000 (Unaudited) and December 31, 1999                               3

                     Consolidated Statements of Operations, Three Months
                        Ended June 30, 2000 and 1999 (Unaudited)                             5

                     Consolidated Statements of Operations, Six Months
                        Ended June 30, 2000 and 1999 (Unaudited)                             6

                     Consolidated Statements of Cash Flows, Six Months
                        Ended June 30, 2000 and 1999 (Unaudited)                             7

                     Notes to Financial Statements                                           9

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITIONS AND RESULTS
                        OF OPERATIONS                                                       12

PART II.   OTHER INFORMATION                                                                19

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                                          (UNAUDITED)
                                                            JUNE 30,     DECEMBER 31,
                                                              2000           1999
                                                          ------------   ------------
ASSETS

Investments:

     Fixed maturities held-for-investment, at
         amortized cost (fair value $5,547,000
         in 2000 and $5,206,260 in 1999)                  $  5,588,873   $  5,594,745
     Fixed maturities available-for-sale, at
         fair value (amortized cost $156,417,484 in
         2000 and $149,839,493 in 1999)                    150,072,041    144,214,555
     Equity securities, at fair value (cost
         $716,293 in 2000 and 1999)                            644,336        717,812
     Mortgage loans on real estate (net of reserve
           of $50,000 in 2000 and 1999)                      1,301,769      1,374,204
     Policy loans                                           21,356,284     21,556,344
     Other long-term investments                               933,852        880,901
                                                          ------------   ------------
              Total investments                            179,897,155    174,338,561

     Cash                                                    5,010,948     11,149,084
     Accrued investment income                               1,884,684      1,761,071
     Prepaid reinsurance                                     1,045,949             --
     Reinsurance recoverable                                 1,848,364      2,183,729
     Deferred policy acquisition costs                      36,422,616     36,518,037
     Other intangible assets                                 1,828,925      1,982,525
     Deferred federal income tax                             7,284,713      6,182,764
     Cost of insurance acquired                              6,777,542      7,186,494
     Excess of cost over net assets acquired                 7,691,834      8,021,044
     Property, plant and equipment                           5,706,627      5,071,735
     Other assets                                            1,695,650      1,089,742
                                                          ------------   ------------

              Total assets                                $257,095,007   $255,484,786
                                                          ============   ============


See accompanying notes to consolidated financial statements.         (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
                       JUNE 30, 2000 AND DECEMBER 31, 1999


                                                              (UNAUDITED)
                                                                 JUNE 30,      DECEMBER 31,
                                                                   2000           1999
                                                              -------------   --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Future policy benefit reserves                           $ 169,883,873    $ 167,413,196
     Dividend accumulations                                       4,734,254        4,854,835
     Premium deposits                                             2,817,467        2,725,016
     Policy claims payable                                        2,348,392        3,591,289
     Other policyholders' funds                                   2,069,235        2,070,950
                                                              -------------    -------------

              Total policy liabilities                          181,853,221      180,655,286

     Other liabilities                                            1,943,693          901,636
     Commissions payable                                            660,768          530,928
     Federal income tax payable                                     245,942        1,129,967
                                                              -------------    -------------
              Total liabilities                                 184,703,624      183,217,817

STOCKHOLDERS' EQUITY:
     Common stock:
         Class A, no par value, 50,000,000 shares
              authorized, 24,880,731 shares issued and
              outstanding in 2000 and 1999, including
              shares in treasury of 2,080,206 in 2000
              and 1999                                           67,510,026       67,510,026
         Class B, no par value, 1,000,000 shares
              authorized, 664,523 shares issued and
              outstanding in 2000 and 1999                          584,863          584,863
     Retained earnings                                           11,405,242       10,756,800
     Accumulated other comprehensive loss:
         Unrealized investment loss, net of tax                  (4,235,484)      (3,711,456)
                                                              -------------    -------------
                                                                 75,264,647       75,140,233
     Treasury stock, at cost                                     (2,873,264)      (2,873,264)
                                                              -------------    -------------
              Total stockholders' equity                         72,391,383       72,266,969
                                                              -------------    -------------

     Total liabilities and stockholders' equity               $ 257,095,007    $ 255,484,786
                                                              =============    =============



See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED JUNE 30,
                                                                       ----------------------------

                                                                           2000            1999
                                                                       ------------    ------------
REVENUES:
Premiums                                                               $ 13,134,274    $ 14,857,197
Annuity and universal life considerations                                    58,831          58,612
Net investment income                                                     3,076,425       2,912,273
Realized gains                                                               40,373         247,136
Other income                                                                158,347         167,914
Interest expense                                                                 --         (13,965)
                                                                       ------------    ------------
               Total revenues                                            16,468,250      18,229,167

BENEFITS AND EXPENSES:
Insurance benefits paid or provided:
     Increase in future policy benefit reserves                           1,351,673       1,926,161
     Policyholders' dividends                                               742,687         736,727
     Claims and surrenders                                                7,102,472       8,365,566
     Annuity expenses                                                       223,999         176,232
                                                                       ------------    ------------
               Total insurance benefits paid or provided                  9,420,831      11,204,686

Commissions                                                               2,740,645       2,827,955
Other underwriting, acquisition and insurance expenses                    2,783,711       3,038,598
Capitalization of deferred policy acquisition costs                      (2,196,386)     (1,708,445)
Amortization of deferred policy acquisition costs                         2,095,386       2,323,924
Amortization of cost of insurance acquired, excess of
     cost over net assets acquired and other intangibles                    454,437         769,053
                                                                       ------------    ------------

               Total benefits and expenses                               15,298,624      18,455,771

     Income (loss) before Federal income tax                           $  1,169,626    $   (226,604)

Federal income tax expense (benefit)                                        220,512        (115,484)
                                                                       ------------    ------------

NET INCOME (LOSS)                                                      $    949,114    $   (111,120)
                                                                       ============    ============

PER SHARE AMOUNTS:
     BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF
        COMMON STOCK                                                   $       0.04    $      (0.01)
                                                                       ============    ============
     WEIGHTED AVERAGE SHARES OUTSTANDING                                 23,465,048      23,445,041
                                                                       ============    ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                ----------------------------

                                                                    2000            1999
                                                                ------------    ------------
REVENUES:
Premiums                                                        $ 25,510,875    $ 28,392,142
Annuity and universal life considerations                            125,258         127,895
Net investment income                                              6,053,136       5,917,231
Realized gains                                                        51,536         278,336
Other income                                                         305,885         351,431
Interest expense                                                          --         (19,798)
                                                                ------------    ------------
               Total revenues                                     32,046,690      35,047,237

BENEFITS AND EXPENSES:
Insurance benefits paid or provided:
     Increase in future policy benefit reserves                    2,470,677       3,099,810
     Policyholders' dividends                                      1,293,358       1,238,361
     Claims and surrenders                                        15,340,830      16,572,827
     Annuity expenses                                                314,122         310,361
                                                                ------------    ------------
               Total insurance benefits paid or provided          19,418,987      21,221,359

Commissions                                                        5,604,479       5,694,633
Other underwriting, acquisition and insurance expenses             5,286,924       5,386,318
Capitalization of deferred policy acquisition costs               (4,302,371)     (3,393,665)
Amortization of deferred policy acquisition costs                  4,397,792       4,908,026
Amortization of cost of insurance acquired, excess of
     cost over net assets acquired and other intangibles             891,762       1,120,935
                                                                ------------    ------------

               Total benefits and expenses                        31,297,573      34,937,606

     Income before Federal income tax                           $    749,117    $    109,631

Federal income tax expense (benefit)                                 100,675         (57,000)
                                                                ------------    ------------

NET INCOME                                                      $    648,442    $    166,631
                                                                ============    ============

PER SHARE AMOUNTS:
     BASIC AND DILUTED EARNINGS PER SHARE OF
        COMMON STOCK                                            $       0.03    $       0.01
                                                                ============    ============
     WEIGHTED AVERAGE SHARES OUTSTANDING                          23,465,048      23,445,041
                                                                ============    ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                            ----------------------------

                                                                                2000            1999
                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $    648,442    $    166,631
     Adjustments to reconcile net gain to net cash provided
         by operating activities, net of assets acquired:
              Realized gains on sale of investments and other assets             (51,536)       (278,336)
              Net deferred policy acquisition costs                               95,421       1,514,361
              Amortization of cost of insurance
                  acquired, excess cost over
                  net assets acquired and other intangibles                      891,762       1,120,935
              Depreciation                                                       257,579         257,465
      Change in:
              Accrued investment income                                         (123,613)         56,123
              Reinsurance recoverable and prepaid
                  reinsurance                                                   (710,584)     (1,125,926)
              Future policy benefit reserves                                   2,470,677       2,884,650
              Other policy liabilities                                        (1,272,742)        175,740
              Deferred federal income tax                                       (831,990)        (15,253)
              Federal income tax                                                (884,025)     (1,854,509)
              Commissions payable and other liabilities                        1,171,897        (794,546)
              Other, net                                                        (536,646)        333,411
                                                                            ------------    ------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                    1,124,642       2,440,745

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of fixed maturities, available-for-sale                              2,644,749         268,090
     Maturity of fixed maturities, available-for-sale                          4,581,592       4,790,070
     Purchase of fixed maturities, available-for-sale                        (13,816,192)     (2,350,906)
     Sale of equity securities, available-for-sale                                    --          92,500
     Principal payments on mortgage loans                                         72,435         123,079
     Guaranteed student loans funded                                                  --          (6,423)
     Sale of other long-term investments and property,
         plant and equipment                                                      18,751           4,212
     Cash and cash equivalents provided by mergers and
         acquisitions                                                                 --       1,512,255


See accompanying notes to consolidated financial statements.         (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                  ----------------------------

                                                                      2000            1999
                                                                  ------------    ------------
     Change in policy loans, net                                  $    200,060    $   (700,184)
     Purchase of other long-term investments and property,
         plant and equipment                                          (964,173)       (364,855)
                                                                  ------------    ------------

                  NET CASH PROVIDED (USED) BY INVESTING
                  ACTIVITIES                                        (7,262,778)      3,367,838
                                                                                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of note payable                                              --        (333,333)
                                                                  ------------    ------------
                  NET CASH USED BY FINANCING ACTIVITIES                     --        (333,333)
                                                                  ------------    ------------

                  NET INCREASE (DECREASE) IN CASH AND CASH
                  EQUIVALENTS                                       (6,138,136)      5,475,250

     Cash and cash equivalents at beginning of period               11,149,084      10,168,728
                                                                  ------------    ------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  5,010,948    $ 15,643,978
                                                                  ============    ============

SUPPLEMENTAL - CASH PAID DURING THE PERIOD FOR:
           Interest                                               $         --    $     13,965
                                                                  ============    ============
           Income taxes                                           $  1,816,695    $  1,747,465
                                                                  ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company issued Class A stock to purchase all the capital stock of First Investors Group, Inc. in 1999. In conjunction with the acquisition, cash and cash equivalents were provided by mergers and acquisitions as follows:

           Fair value of capital stock issued                   $  3,427,138
           Fair value of tangible assets acquired
               excluding cash and cash equivalents                (1,658,547)
           Fair value of intangible assets acquired                 (353,703)
           Liabilities assumed                                        97,367
                                                                ------------
           Cash and cash equivalents provided by
                mergers and acquisitions                        $  1,512,255
                                                                ============
           Issuance of 609,269 Class A shares                   $  3,427,138
                                                                ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

                                   (UNAUDITED)

(1)          FINANCIAL STATEMENTS

             The statement of financial position for June 30, 2000, the statements of operations for the three- and six-month periods ended June 30, 2000 and 1999, and the statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2000 and for comparative periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

(2)          ACQUISITION

             On September 15, 1998, Citizens announced that a definitive agreement had been reached between Citizens and First Investors Group, Inc. (Investors) of Springfield, Illinois whereby Citizens would acquire 100% of the outstanding shares of Investors for shares of Citizens Class A Common stock. Investors is the parent of Excalibur Insurance Corporation (Excalibur), also of Springfield, Illinois. Pursuant to the terms of the Agreement, which was approved by Investors' shareholders and regulatory authorities, Citizens issued one share of Citizens Class A Common stock for each
             6.6836 shares of Investors common and preferred stock issued and outstanding. This transaction closed on January 26, 1999. Citizens issued 609,269 shares of its Class A Common stock to consummate the transaction, which was accounted for as a purchase. The excess of cost over net assets acquired amounted to $353,703 and is being amortized over 10 years.

(3)          SEGMENT INFORMATION

             The Company has two reportable segments identified by geographic area: International business and Domestic business. International business, consisting of ordinary whole-life business, is sold throughout Central and South America and other regions around the world. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars and be paid in the U.S. Domestic business, consisting of traditional life and burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies, is sold throughout the Southern U.S. The accounting policies of the segments are in accordance with GAAP and are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on GAAP net income (loss) before federal income taxes for its two reportable segments.

             Geographic Areas - The following summary represents financial data of the Company's continuing operations based on their location for the six months ended June 30, 2000 and 1999.

             REVENUES                                    2000           1999
                                                     ------------   ------------
              U.S. Domestic                          $  7,475,805   $ 10,657,435
              International                            24,570,885     24,389,802
                                                     ------------   ------------
                    Total Revenues                   $ 32,046,690   $ 35,047,237
                                                     ============   ============

             The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company's reportable segments as of and for the six months ended June 30, 2000 and 1999, is as follows:

            SIX MONTHS ENDED JUNE 30                                      2000            1999
            ------------------------                                  ------------    ------------
          Revenue, excluding net investment income and
          realized gain on investments:
               Domestic                                               $  6,051,716    $  8,773,439
               International                                            19,890,302      20,078,231
                                                                      ------------    ------------

          Total consolidated revenue, excluding net investment
          income and realized gain on investments                     $ 25,942,018    $ 28,851,670
                                                                      ============    ============

          Net investment income:
               Domestic                                               $  1,412,067    $  1,799,357
               International                                             4,641,069       4,117,874
                                                                      ------------    ------------
          Total consolidated net investment income                    $  6,053,136    $  5,917,231
                                                                      ============    ============

          Amortization expense:
               Domestic                                               $  1,250,080    $  2,122,902
               International                                             4,039,474       3,906,059
                                                                      ------------    ------------
          Total consolidated amortization expense                     $  5,289,554    $  6,028,961
                                                                      ============    ============

          Realized gain on investments:
               Domestic                                               $     12,022    $     84,639
               International                                                39,514         193,697
                                                                      ------------    ------------
          Total consolidated realized gain                            $     51,536    $    278,336
                                                                      ============    ============

          Income (loss) before federal income tax:
               Domestic                                               $   (100,192)   $    242,821
               International                                               849,309        (133,190)
                                                                      ------------    ------------

          Total consolidated income before
               Federal income tax                                     $    749,117    $    109,631
                                                                      ============    ============

                                             JUNE 30, 2000         DECEMBER 31, 1999
                                            ----------------       -----------------
            Assets:
                Domestic                    $     95,142,539       $      94,273,886
                International                    161,952,468             161,210,900
                                            ----------------       -----------------
            Total                           $    257,095,007       $     255,484,786
                                            ----------------       -----------------

(4)      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2000, the other comprehensive income
(loss) amounts included in total comprehensive income consisted of unrealized gains (losses) on investments in fixed maturities and equity securities available-for-sale of $1,330,955 and $(524,028), net of tax, and for the same period in 1999, unrealized losses of $(2,206,160) and $(4,431,003), respectively. Total comprehensive income (loss) for the three and six months ended June 30, 2000, was $2,280,069 and $124,414 and for 1999 $(2,317,280) and
$(4,264,372), respectively.

(5)      EARNINGS PER SHARE

Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for both the three and six months ended was 23,465,048 for 2000 and 23,445,041 for 1999. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% stock dividend declared on November 2, 1999, payable on December 31, 1999 to holders of record as of December 1, 1999. The stock dividend resulted in the issuance of 1,763,805 Class A shares (including 136,091 shares in treasury) and 43,474 Class B shares.

                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS

Certain statements contained in this Form 10-Q are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"), including, without limitation, the italicized statements and the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", "may", "will" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net income for the six months ended June 30, 2000 was $648,442, or $0.03 per share, compared to net income of $166,631, or $0.01 per share, for the same period in 1999. Revenues decreased 8.6% in 2000 to $32,046,690 compared to the first six months of 1999 when revenues were $35,047,237. The decrease in revenues was driven by a 37.6% decrease in accident and health premiums as a result of the termination of the Company's book of individual major medical and group dental business.

Premium income for the first six months of 2000 was $25,510,875 compared to $28,392,142 for the same period in 1999. The decrease is attributable to the $2,294,405 decrease in accident and health premiums which were $3,806,364 for the six months ended June 30, 2000 compared to $6,100,769 for the same period in 1999. During the second half of 1998, the Company began to experience a significant increase in the volume of accident and health claims created by high early utilization by holders of the United Security Life Insurance Company's ("USLIC"), group dental certificates. USLIC was acquired in 1997. As a result of the substantial increase in the volume of claims plus an increase in the accident and health loss ratio, management moved to cancel a large portion of the existing blocks of USLIC's group dental business and the major medical business of National Security Life and Accident Insurance Company's ("NSLIC") during the third quarter of 1999 in order to curtail both claims and operating expenses. NSLIC was acquired in November 1997 and had written individual major medical coverages. This action will result in a decrease of approximately $3.8 million of annual accident and health premium income in 2000 and $5.3 million of annual accident and health premium income in 2001; however, due to the claims experience as well as the overhead necessary to administer such, management believes this action will enhance near and long-term profitability. Because of the increases in the loss ratio, management implemented significant rate increases effective in April 2000 on several of the supplemental accident and health products which are non-cancelable.

Production of new life insurance premiums by the agents of Citizens Insurance Company of America ("CICA") was higher during the first half of 2000 than in the previous year. In addition, management began developing a domestic ordinary life sales program during 1999 and received regulatory approval of the product and related sales material in Texas during April of 2000. Management began recruiting efforts for associates in the State of Texas for the new product in mid-2000 and sales began late during second quarter 2000. This program, targeting rural areas of the United States, is expected to provide a new entree into the domestic life market for the Company in future years. The Company intends to expand sales effort beyond Texas to other states in which CICA is licensed. Because sales efforts have just begun, management is unable to predict the success of this new program.

Net investment income increased 2.3% in the first six months of 2000 compared to the same period in 1999. Net investment income for the six months ended June 30, 2000 was $6,053,136 compared to $5,917,231 in 1999. This increase reflects an increase in the Company's asset base and investment in higher yielding instruments. Management terminated the Company's outside investment advisor effective March 31, 2000. The Company feels that it can more effectively achieve its investment objectives by overseeing the investment activities in-house.

Claims and surrenders expense decreased from $16,572,827 at June 30, 1999 to $15,340,830 for the same period in 2000. Death claims decreased slightly from $2,488,342 in 1999 to $2,355,062 in 2000. Surrender expense increased to $7,541,790 in 2000 from $6,931,991 in 1999. An extended economic downturn in several international markets has negatively impacted the Company's persistency over the past two years. Management believes its products are competitive and that persistency will return to historical levels over the next few years. Coupons and endowments decreased to $2,295,962 in 2000 from $2,333,517 in 1999. Accident and health benefits were $2,678,028 in 2000, compared to $4,334,516 in 1999. This decrease in accident and health benefits is directly related to the cancellation of the USLIC and NSLIC blocks of business discussed above.

The remaining components of claims and surrenders, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $469,988 in 2000, compared to $484,461 in 1999.

Deferred policy acquisition costs capitalized in 2000 were $4,302,371 compared to $3,393,665 in the previous year. Increased production of life business during the first half of 2000 was the primary reason for the increase. Amortization of these costs was $4,397,792 for the first six months of 2000 compared to $4,908,026 for 1999.

Underwriting, acquisition and insurance expenses decreased from $5,386,318 in the second quarter of 1999 to $5,286,924 in 2000, a decrease of 1.8%. The decrease is attributed to the economies of scale being achieved through refinements of the administration of the business of USLIC and NSLIC that is outweighing the start-up costs of the domestic marketing program and the expenses associated with the administration of accident and health business. Management expects to achieve continued expense reductions over the next twelve months as the book of accident and health business continues to diminish. Several steps were taken during the first quarter of 2000 to achieve additional reductions through the elimination of outside consultants, including the Company's outside investment managers, which will result in annual expense savings of approximately $200,000 for 2000, and approximately $500,000 in 2001. Additionally, the consolidation of several subsidiaries during the year 2000 will, in the opinion of management, afford increased economies of scale.

The Company filed plans of merger with regulatory authorities in Texas and Mississippi in January 2000 to merge NSLIC and USLIC with and into CICA, their parent. The Texas Department of Insurance approved the merger of NSLIC into CICA on June 6, 2000. Approval from the State of Mississippi is expected in late 2000 to consolidate USLIC into CICA.

Amortization of cost of insurance acquired, excess of cost over net assets acquired ("goodwill") and other intangible assets decreased to $891,762 in 2000 from $1,120,935 in 1999. The decrease in amortization is related to a decrease in the amortization of cost of insurance acquired as several of the companies previously purchased closed books of business lapse over time. Should production by the former agents of American Liberty Life Insurance Company, acquired in 1995, now representing CICA, fall below assumed levels, write-offs of the American Liberty goodwill beyond the third quarter 1998 write-off of $9.5 million could result. Management is monitoring this production in 2000 and expects to meet the targeted production levels. There remains approximately $2.9 million of goodwill related to American Liberty at June 30, 2000.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Net income for the three months ended June 30, 2000 was $949,114, or $0.04 per share, compared to net loss of $111,120, or $(0.01) per share, for the same period in 1999. Revenues decreased 9.7% during the second quarter of 2000 to $16,468,250 compared to the second quarter of 1999 when revenues were $18,229,167. The decrease in revenues was driven by a 41.0% decrease in accident and health premiums as a result of the termination of the Company's book of individual major medical and group dental business.

Premium income for the second quarter of 2000 was $13,134,274 compared to $14,857,197 for the same period in 1999. The decrease is attributable to the $1,348,653 decrease in accident and health premiums which were $1,939,466 for the three months ended June 30, 2000 compared to $3,288,119 for the same period in 1999. During the second half of 1998, the Company began to experience a significant increase in the volume of accident and health claims created by high early utilization by holders of the United Security Life Insurance Company's ("USLIC"), group dental certificates (USLIC was acquired in 1997). As a result of the substantial increase in the volume of claims plus an increase in the accident and health loss ratio, management moved to cancel a large portion of the existing blocks of USLIC's group dental business and the major medical business of National Security Life and Accident Insurance Company's ("NSLIC") during the third quarter of 1999 in order to curtail both claims and operating expenses. NSLIC was acquired in November 1997 and had written individual major medical coverages. This action will result in a decrease of approximately $3.8 million of annual accident and health premium income in 2000 and $5.3 million of annual accident and health premium income in 2001; however, due to the claims experience as well as the overhead necessary to administer such, management believes this action will enhance near and long-term profitability. Because of the increases in the loss ratio, management implemented significant rate increases effective in April 2000 on several of the supplemental accident and health products which are non-cancelable.

Production of new life insurance premiums by the agents of CICA was higher during the second quarter of 2000 than in the previous year. In addition, management began developing a domestic ordinary life sales program during 1999 and received regulatory approval of the product and related sales material in Texas during April of 2000. Management began recruiting efforts for associates in the State of Texas for the new product in mid-2000 and sales began late during second quarter 2000. This program, targeting rural areas of the United States, is expected to provide a new entre into the domestic life market for the Company in future years. The Company intends to expand sales efforts beyond Texas to other states in which CICA is licensed.

Net investment income increased 5.6% during the three months ended June 30, 2000 compared to the same period in 1999. Net investment income for the three months ended June 30, 2000 was $3,076,425 compared to $2,912,273 in 1999. This increase reflects an increase in the Company's asset base and investments in higher yielding instruments. Management terminated the Company's outside investment advisor effective March 31, 2000. The Company feels that it can more effectively achieve its investment objectives by overseeing the investment activities in-house.

Claims and surrenders expense decreased from $8,365,566 for the three months ended June 30, 1999 to $7,102,472 for the same period in 2000. Death claims decreased from $1,137,966 in

1999 to $890,920 in 2000. Surrender expense decreased from $3,750,212 in 1999 to $3,489,350 in 2000. An extended economic downturn in several international markets has negatively impacted the Company's persistency over the past two years. Management believes its products are competitive and that persistency will return to historical levels over the next few years. Coupons and endowments increased slightly from $1,167,861 in 1999 to $1,175,353 in 2000. Accident and health benefits were $1,312,757 in 2000, compared to $2,027,737 in 1999. This decrease in accident and health benefits is directly related to the cancellation of the USLIC and NSLIC blocks of business discussed above.

The remaining components of claims and surrenders, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $234,092 in 2000, compared to $281,790 in 1999.

Deferred policy acquisition costs capitalized for the three months ended June 30, 2000 were $2,196,386 compared to $1,708,445 in the previous year. Increased production of life business during the second quarter of 2000 was the primary reason for the increase. Amortization of these costs was $2,095,386 for the second quarter of 2000 compared to $2,323,924 for 1999.

Underwriting, acquisition and insurance expenses decreased from $3,038,598 in the second quarter of 1999 to $2,783,711 in 2000, a decrease of 8.4%. The decrease is attributed to the economies of scale being achieved through refinements of the administration of the business of USLIC and NSLIC that is outweighing the start-up costs of the domestic marketing program and the expenses associated with the administration of accident and health business. Management expects to achieve continued expense reductions over the next twelve months as the book of accident and health business continues to diminish. Additionally, several steps were taken during the first quarter of 2000 to achieve additional reductions through the elimination of outside consultants, including the Company's outside investment managers, which will result in annual expense savings of approximately $200,000 for 2000, and approximately $500,000 in 2001. Additionally, the consolidation of several subsidiaries during the year 2000 will, in the opinion of management, afford increased economies of scale.

The Company filed plans of merger with regulatory authorities in Texas and Mississippi in January 2000 to merge NSLIC and USLIC with and into CICA, their parent. The Texas Department of Insurance approved the merger of NSLIC into CICA on June 6, 2000. Approval from the State of Mississippi is expected in late 2000 to consolidate USLIC into CICA.

Amortization of cost of insurance acquired, excess of cost over net assets acquired ("goodwill") and other intangible assets decreased from $769,053 in 1999 to $454,437 in 2000. The decrease in amortization is related to a decrease in the amortization of cost of insurance acquired as several of the companies' previously purchased closed books of business lapse over time. Should production by the former agents of American Liberty Life Insurance Company, acquired in 1995, now representing CICA, fall below assumed levels, additional write-offs of the American Liberty goodwill beyond the third quarter 1998 write-off of $9.5 million could result. Management is monitoring this production in 2000 and expects to meet the targeted production levels. There remains approximately $2.9 million of goodwill related to American Liberty at June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders' equity increased to $72,391,383 at June 30, 2000 from $72,266,969 at December 31, 1999. The increase was attributable to net income of $648,442 for the six months ended June

30, 2000 being in excess of increased unrealized losses, net of tax of $524,028 during the six months ended June 30, 2000. Declines in the market value of the Company's available-for-sale bond and stock portfolio resulted in the change in unrealized losses, net of tax.

Invested assets increased 3.2% from $174,338,561 at December 31, 1999 to $179,897,155 at June 30, 2000. At June 30, 2000 and December 31, 1999, fixed maturities have been categorized into two classifications: Fixed maturities held-to-maturity, which are valued at amortized cost, and fixed maturities available-for-sale which are valued at fair value. Fixed maturities available-for-sale and fixed maturities held-to-maturity are 83.4% and 3.1%, respectively, of invested assets at June 30, 2000. The Company does not have a plan to make material dispositions of fixed maturities during 2000; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out sales during 2000. Fixed maturities held-to-maturity, amounting to $5,588,873, consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

The Company's mortgage loan portfolio, which constitutes 0.7% and 0.8%, respectively, of invested assets at June 30, 2000 and December 31, 1999, has historically been composed of small residential loans in Texas. Management has established a reserve of $50,000 at June 30, 2000 and December 31, 1999 (approximately 4% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio.

Policy loans comprise 11.9% of invested assets at June 30, 2000. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, Chase Bank, Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation
(FDIC) coverage at June 30, 2000 and December 31, 1999. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. At June 30, 2000, management does not believe the Company is at risk for such a loss. During 2000, the Company intends to utilize short-term Treasury Bills and highly-rated commercial paper as cash management tools to minimize excess cash balances and enhance return.

CICA owned 1,948,826 shares of Citizens Class A common stock at June 30, 2000 and December 31, 1999. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of June 30, 2000 and December 31, 1999, the Company valued the shares in accordance with prescribed statutory accounting practices. In the Company's consolidated financial statements, this stock is included in treasury stock.

The National Association of Insurance Commissioners has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 1999 and June 30, 2000, all life insurance subsidiaries were above required minimum levels.

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.       OTHER INFORMATION

              a.) The Texas Department of Insurance approved the merger of
                  National Security Life and Accident Insurance Company into Citizens Insurance Company of America ("CICA") on June 6, 2000.

                  The Company has filed a plan of merger with regulatory authorities in the State of Mississippi to merge United Security Life Insurance Company into CICA. Approval is expected in the fourth quarter of 2000.

              b.) The Company's Annual meeting of stockholders was held on
                  Tuesday, June 6, 2000. Prior to the meeting, Messrs. James C. Mott and T. Roby Dollar declined to stand for re-election to the Company's Board of Directors due to their retirement. The following individuals were elected to the Board: Class A: Dr.
                  E. Dean Gage, Steven F. Shelton, Ralph M. Smith, Th.D. and Timothy T. Timmerman. Class B: Harold E. Riley, Mark A. Oliver, Joe R. Reneau, M.D., Rick D. Riley and Dr. Richard C. Scott.

              c.) On July 8, 2000, Mark A. Thornton was named Vice President and
                  Chief Counsel of the Company.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CITIZENS, INC.



                                           By: /s/ Mark A. Oliver
                                              ------------------------------
                                               Mark A. Oliver, FLMI
                                               President

                                           By: /s/ Jeffrey J. Wood
                                              ------------------------------
                                               Jeffrey J. Wood, CPA
                                               Executive Vice President,
                                               Secretary/Treasurer and CFO


Date:  August 11, 2000

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
  27                      Financial Data Schedule