Form 10-Q
period 2000-09-30
CITIZENS INC
filed 2000-11-14
CIK 24090

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended          SEPTEMBER 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to _____________________

Commission File Number: 1-13004



                                 CITIZENS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Colorado                             84-0755371
        -------------------------------             -------------------
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)

           400 East Anderson Lane, Austin, Texas            78752
         ----------------------------------------         ----------
         (Address of principal executive offices)         (Zip Code)

                                 (512) 837-7100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

         As of September 30, 2000, the Registrant had 22,800,525 shares of Class A common stock, No Par Value, outstanding and 664,523 shares of Class B common stock, No Par Value, outstanding.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                        Page
                                                                                       Number
                                                                                       ------
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 Consolidated Statements of Financial Position, September  30,
                      2000 (Unaudited) and December 31, 1999                              3

                 Consolidated Statements of Operations, Three Months
                      Ended September 30, 2000 and 1999 (Unaudited)                       5

                 Consolidated Statements of Operations, Nine Months
                      Ended September 30, 2000 and 1999 (Unaudited)                       6

                 Consolidated Statements of Cash Flows, Nine Months
                      Ended September 30, 2000 and 1999 (Unaudited)                       7

                 Notes to Consolidated Financial Statements                               9

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITIONS AND RESULTS
                      OF OPERATIONS                                                      12

PART II. OTHER INFORMATION                                                               20

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                          (UNAUDITED)
                                                         SEPTEMBER 30,     DECEMBER 31,
                                                             2000              1999
                                                         ------------      ------------
ASSETS

Investments:

     Fixed maturities held-for-investment, at
         Amortized cost (fair value $5,619,500
         in 2000 and $5,206,260 in 1999)                 $  5,585,637      $  5,594,745
     Fixed maturities available-for-sale, at
         fair value (amortized cost $161,598,859 in
         2000 and $149,839,493 in 1999)                   157,869,973       144,214,555
     Equity securities, at fair value (cost
         $716,293 in 2000 and 1999)                           652,129           717,812
     Mortgage loans on real estate (net of reserve
         of $50,000 in 2000 and 1999)                       1,221,141         1,374,204
     Policy loans                                          20,620,244        21,556,344
     Other long-term investments                              947,501           880,901
                                                         ------------      ------------
              Total investments                           186,896,625       174,338,561

     Cash                                                   3,767,724        11,149,084
     Accrued investment income                              1,435,713         1,761,071
     Prepaid reinsurance                                      522,975                --
     Reinsurance recoverable                                2,582,980         2,183,729
     Deferred policy acquisition costs                     36,942,644        36,518,037
     Other intangible assets                                1,779,535         1,982,525
     Federal income tax recoverable                           664,728                --
     Deferred Federal income tax                            5,913,642         6,182,764
     Cost of insurance acquired                             6,602,615         7,186,494
     Excess of cost over net assets acquired                7,527,229         8,021,044
     Property, plant and equipment                          5,633,391         5,071,735
     Other assets                                           1,286,604         1,089,742
                                                         ------------      ------------

              Total assets                               $261,556,405      $255,484,786
                                                         ============      ============


See accompanying notes to consolidated financial statements.         (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                                                                     (UNAUDITED)
                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                        2000                 1999
                                                                                    -------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Future policy benefit reserves                                                 $ 172,029,134       $ 167,413,196
     Dividend accumulations                                                             4,715,118           4,854,835
     Premium deposits                                                                   2,942,751           2,725,016
     Policy claims payable                                                              3,850,119           3,591,289
     Other policyholders' funds                                                         2,183,754           2,070,950
                                                                                    -------------       -------------

              Total policy liabilities                                                185,720,876         180,655,286

     Other liabilities                                                                  1,208,484             901,636
     Commissions payable                                                                  790,398             530,928
     Federal income tax payable                                                                --           1,129,967
                                                                                    -------------       -------------
              Total liabilities                                                       187,719,758         183,217,817

STOCKHOLDERS' EQUITY:
     Common stock:
         Class A, no par value, 50,000,000 shares authorized, 24,880,731 shares issued and outstanding in 2000 and 1999, including shares in treasury of 2,080,206 in 2000 and 1999
                                                                                       67,510,026          67,510,026
         Class B, no par value, 1,000,000 shares
              Authorized, 664,523 shares issued and
              Outstanding in 2000 and 1999                                                584,863             584,863
     Retained earnings                                                                 11,118,435          10,756,800
     Accumulated other comprehensive loss:
         Unrealized investment loss, net of tax                                        (2,503,413)         (3,711,456)
                                                                                    -------------       -------------
                                                                                       76,709,911          75,140,233
     Treasury stock, at cost                                                           (2,873,264)         (2,873,264)
                                                                                    -------------       -------------
              Total stockholders' equity                                               73,836,647          72,266,969
                                                                                    -------------       -------------

     Total liabilities and stockholders' equity                                     $ 261,556,405       $ 255,484,786
                                                                                    =============       =============


See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                     --------------------------------
                                                                         2000               1999
                                                                     ------------       ------------
REVENUES:
Premiums                                                             $ 13,677,698       $ 14,941,875
Annuity and universal life considerations                                  59,385             71,136
Net investment income                                                   3,204,023          2,771,693
Realized gains (losses)                                                   (89,561)            13,818
Other income                                                              158,539            148,663
Interest expense                                                               --               (369)
                                                                     ------------       ------------
               Total revenues                                          17,010,084         17,946,816

BENEFITS AND EXPENSES:
Insurance benefits paid or provided:
     Increase in future policy benefit reserves                         2,145,261            528,123
     Policyholders' dividends                                             836,021            825,872
     Claims and surrenders                                              9,018,323          8,491,343
     Annuity expenses                                                     102,853            133,841
                                                                     ------------       ------------
               Total insurance benefits paid or provided               12,102,458          9,979,179

Commissions                                                             3,217,551          3,213,661
Other underwriting, acquisition and insurance expenses                  2,443,061          2,699,213
Capitalization of deferred policy acquisition costs                    (2,472,444)        (1,287,119)
Amortization of deferred policy acquisition costs                       1,952,416          1,727,805
Amortization of cost of insurance acquired, excess of cost over
     net assets acquired and other intangibles                            388,922            484,171
                                                                     ------------       ------------

               Total benefits and expenses                             17,631,964         16,816,910
                                                                     ------------       ------------

     Income (loss) before Federal income tax                         $   (621,880)      $  1,129,906

Federal income tax expense (benefit)                                     (335,073)           239,427
                                                                     ------------       ------------

NET INCOME (LOSS)                                                    $   (286,807)      $    890,479
                                                                     ============       ============

PER SHARE AMOUNTS:
     BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF
        COMMON STOCK                                                 $      (0.01)      $       0.04
                                                                     ============       ============
     WEIGHTED AVERAGE SHARES OUTSTANDING                               23,465,048         23,445,041
                                                                     ============       ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                         2000               1999
                                                                     ------------       ------------
REVENUES:
Premiums                                                             $ 39,188,573       $ 43,334,017
Annuity and universal life considerations                                 184,643            199,031
Net investment income                                                   9,257,159          8,688,924
Realized gains (losses)                                                   (38,025)           292,154
Other income                                                              464,424            500,094
Interest expense                                                               --            (20,167)
                                                                     ------------       ------------
               Total revenues                                          49,056,774         52,994,053

BENEFITS AND EXPENSES:
Insurance benefits paid or provided:
     Increase in future policy benefit reserves                         4,615,938          3,627,933
     Policyholders' dividends                                           2,129,379          2,064,233
     Claims and surrenders                                             24,359,153         25,064,170
     Annuity expenses                                                     416,975            444,202
                                                                     ------------       ------------
               Total insurance benefits paid or provided               31,521,445         31,200,538

Commissions                                                             8,822,030          8,908,294
Other underwriting, acquisition and insurance expenses                  7,729,985          8,085,531
Capitalization of deferred policy acquisition costs                    (6,774,815)        (4,680,784)
Amortization of deferred policy acquisition costs                       6,350,208          6,635,831
Amortization of cost of insurance acquired, excess of cost over
     net assets acquired and other intangibles                          1,280,684          1,605,106
                                                                     ------------       ------------

               Total benefits and expenses                             48,929,537         51,754,516
                                                                     ------------       ------------

     Income before Federal income tax                                $    127,237       $  1,239,537

Federal income tax expense (benefit)                                     (234,398)           182,427
                                                                     ------------       ------------

NET INCOME                                                           $    361,635       $  1,057,110
                                                                     ============       ============

PER SHARE AMOUNTS:
     BASIC AND DILUTED EARNINGS PER SHARE OF
        COMMON STOCK                                                 $       0.02       $       0.05
                                                                     ============       ============
     WEIGHTED AVERAGE SHARES OUTSTANDING                               23,465,048         23,445,041
                                                                     ============       ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------

                                                                             2000               1999
                                                                         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $    361,635       $  1,057,110
     Adjustments to reconcile net gain to net cash provided by
         operating activities, net of assets acquired:
              Realized (gains) losses on sale of investments and
                  other assets                                                 38,025           (292,154)
              Net deferred policy acquisition costs                          (424,607)         1,955,047
              Amortization of cost of insurance
                  acquired, excess cost over
                  net assets acquired and other intangibles                 1,280,684          1,605,106
                 Depreciation                                                 369,699            386,698
      Change in:
              Accrued investment income                                       325,358            624,447
              Reinsurance recoverable and prepaid reinsurance                (922,226)          (588,307)
              Future policy benefit reserves                                4,615,938          3,434,502
              Other policy liabilities                                        449,652           (168,869)
              Deferred federal income tax                                    (353,203)           (15,253)
              Federal income tax                                           (1,794,695)        (1,591,618)
              Commissions payable and other liabilities                       566,318           (943,059)
              Other, net                                                      (83,862)           232,157
                                                                         ------------       ------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES
                                                                            4,428,716          5,695,807

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of fixed maturities, available-for-sale                           7,614,678            354,072
     Maturity of fixed maturities, available-for-sale                      10,493,445          7,384,153
     Purchase of fixed maturities, available-for-sale                     (30,003,685)       (12,263,798)
     Sale of equity securities, available-for-sale                                 --             92,500
     Principal payments on mortgage loans                                     153,063            161,807
     Guaranteed student loans funded                                               --             (6,287)
     Sale of other long-term investments and property, plant and
         equipment                                                             16,930              6,834
     Cash and cash equivalents provided by mergers and acquisitions
                                                                                   --          1,512,255

See accompanying notes to consolidated financial statements.        (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -------------------------------
                                                                              2000               1999
                                                                          ------------       ------------
     Change in policy loans, net                                          $    936,100       $ (1,007,670)
     Purchase of other long-term investments and property, plant and
         equipment                                                          (1,020,607)          (495,248)
                                                                          ------------       ------------

                  NET CASH USED BY INVESTING ACTIVITIES                    (11,810,076)        (4,261,382)
                                                                                             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of note payable                                                      --           (333,333)
                                                                          ------------       ------------
                       NET CASH USED BY FINANCING ACTIVITIES                        --           (333,333)
                                                                          ------------       ------------

                       NET INCREASE (DECREASE) IN CASH AND CASH
                       EQUIVALENTS                                          (7,381,360)         1,101,092

     Cash and cash equivalents at beginning of period                       11,149,084         10,168,728
                                                                          ------------       ------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  3,767,724       $ 11,269,820
                                                                          ============       ============

SUPPLEMENTAL - CASH PAID DURING THE PERIOD FOR:
           Interest                                                       $         --       $     20,167
                                                                          ============       ============
           Income taxes                                                   $  1,913,500       $  1,810,000
                                                                          ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company issued Class A stock to purchase all the capital stock of First Investors Group, Inc. in 1999. In conjunction with the acquisitions, cash and cash equivalents were provided by mergers and acquisitions as follows:

           Fair value of capital stock issued              $    3,427,138
           Fair value of tangible assets acquired
               Excluding cash and cash equivalents             (1,658,547)
           Fair value of intangible assets acquired              (353,703)
           Liabilities assumed                                     97,367
                                                           --------------
           Cash and cash equivalents provided by
                Mergers and acquisitions                   $    1,512,255
                                                           ==============
           Issuance of 609,269 Class A shares              $    3,427,138
                                                           ==============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

(1)      FINANCIAL STATEMENTS

         The interim consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977, and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), National Security Life and Accident Insurance Company (NSLIC), United Security Life Insurance Company (USLIC), Central Investors Life Insurance Company of Illinois (CILIC), First Investors Group, Inc. (Investors) and Excalibur Insurance Corporation (Excalibur). Citizens and its consolidated subsidiaries are collectively referred to as "the Company."

         On June 6, 2000, the Texas Department of Insurance approved the merger of NSLIC with and into CICA. CICA owned 100% of the shares of NSLIC prior to the transaction. On October 16, 2000, the Mississippi Department of Insurance approved the merger of USLIC with and into CICA. CICA owned 100% of the shares of USLIC prior to the transaction.

         The consolidated statement of financial position for September 30, 2000, the consolidated statements of operations for the three- and nine-month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2000 and for comparative periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

(2)      ACQUISITION

         On September 15, 1998, Citizens announced that a definitive agreement had been reached between Citizens and Investors whereby Citizens would acquire 100% of the outstanding shares of Investors for shares of Citizens Class A Common stock. Investors is the parent of Excalibur.

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

(3)      SEGMENT INFORMATION

         The Company has two reportable segments identified by geographic area:
         International business and Domestic business. International business, consisting of ordinary whole-life business, is sold throughout Central and South America and other regions around the world. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars and paid in the U.S. Domestic business, consisting of traditional life and burial insurance, pre-need policies, accident and health-specified disease, hospital indemnity and accidental death policies, is sold throughout the Southern U.S. The accounting policies of the segments are in accordance with GAAP and are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on GAAP income (loss) before federal income taxes for its two reportable segments.

         Geographic Areas - The following summary represents financial data of the Company's continuing operations based on their location for the nine months ended September 30, 2000 and 1999.


         REVENUES                     2000              1999
                                   -----------      -----------
         U.S. Domestic             $10,905,828      $15,382,887
         International              38,150,946       37,611,166
                                   -----------      -----------
               Total Revenues      $49,056,774      $52,994,053
                                   ===========      ===========

         The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company's reportable segments as of and for the nine months ended September 30, 2000 and 1999, is as follows:

         NINE MONTHS ENDED SEPTEMBER 30                                          2000                1999
         ------------------------------                                       ------------       ------------
         Revenue, excluding net investment income and realized gain on investments:
              Domestic                                                        $  8,856,319       $ 12,775,898
              International                                                     30,981,321         31,237,077
                                                                              ------------       ------------

         Total consolidated revenue, excluding net investment income and
         realized gain on investments                                         $ 39,837,640       $ 44,012,975
                                                                              ============       ============

         Net investment income:
              Domestic                                                        $  2,057,962       $  2,522,184
              International                                                      7,199,197          6,166,740
                                                                              ------------       ------------
         Total consolidated net investment income                             $  9,257,159       $  8,688,924
                                                                              ============       ============

         Amortization expense:
              Domestic                                                        $  1,710,752       $  2,425,550
              International                                                      5,920,140          5,815,387
                                                                              ------------       ------------
         Total consolidated amortization expense                              $  7,630,892       $  8,240,937
                                                                              ============       ============

         Realized gain (loss) on investments:
              Domestic                                                        $     (8,453)      $     84,805
              International                                                        (29,572)           207,349
                                                                              ------------       ------------
          Total consolidated realized gain (loss)                             $    (38,025)      $    292,154
                                                                              ============       ============

         Income (loss) before federal income tax:
              Domestic                                                        $   (270,949)      $    322,304
               International                                                       398,186            917,233
                                                                              ------------       ------------

         Total consolidated income before
              Federal income tax                                              $    127,237       $  1,239,537
                                                                              ============       ============

                                 SEPTEMBER 30, 2000      DECEMBER 31, 1999
                                 ------------------      -----------------
         Assets:
              Domestic           $       93,637,193      $      94,273,886
              International             167,919,212            161,210,900
                                 ------------------      -----------------
         Total                   $      261,556,405      $     255,484,786
                                 ------------------      -----------------

(4)      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2000, the other comprehensive income (loss) amounts included in total comprehensive income consisted of unrealized gains on investments in fixed maturities and equity securities available-for-sale of $1,732,071 and $1,208,043, net of tax, and for the same period in 1999, unrealized losses of $(1,182,634) and $(5,613,637), respectively. Total comprehensive income (loss) for the three and nine months ended September 30, 2000, was $1,445,264 and $1,569,678 and for 1999 $(292,155)
and $(4,556,527), respectively.

(5)      EARNINGS PER SHARE

Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for both the three and nine months ended was 23,465,048 for 2000 and 23,445,041 for 1999. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% stock dividend declared on November 2, 1999, payable on December 31, 1999 to holders of record as of December 1, 1999. The stock dividend resulted in the issuance of 1,763,805 Class A shares (including 136,091 shares in treasury) and 43,474 Class B shares.

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

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net income for the nine months ended September 30, 2000 was $361,635, or $0.02 per share, compared to net income of $1,057,110, or $0.05 per share, for the same period in 1999. Revenues decreased 7.4% in 2000 to $49,056,774 compared to the first nine months of 1999 when revenues were $52,994,053. The decrease in revenues was driven by a 35.3% decrease in accident and health premiums as a result of the termination of the Company's book of individual major medical and group dental business. Increases in life claims and policy reserves also contributed to the decline in earnings.

Premium income for the first nine months of 2000 was $39,188,573 compared to $43,334,017 for the same period in 1999. The decrease is attributable to the $3,019,295 decrease in accident and health premiums which were $5,531,127 for the nine months ended September 30, 2000 compared to $8,550,422 for the same period in 1999. During the second half of 1998, the Company began to experience a significant increase in the volume of accident and health claims created by high early utilization by holders of one of its subsidiaries, United Security Life Insurance Company's ("USLIC"), group dental certificates. As a result of the substantial increase in the volume of claims plus an increase in the accident and health loss ratio, management moved to cancel a large portion of the existing blocks of USLIC's group dental business and the major medical business of National Security Life and Accident Insurance Company's ("NSLIC") during the third quarter of 1999 in order to curtail both claims and operating expenses. NSLIC was acquired in November 1997 and had written individual major medical coverages. This action will result in a decrease of approximately $3.8 million of annual accident and health premium income in 2000 and $5.3 million of annual accident and health premium income in 2001; however, due to the claims experience as well as the overhead necessary to administer such, management believes this action will enhance near and long-term profitability. Because of the increases in the loss ratio, management implemented significant rate increases beginning in April 2000 on several of the supplemental accident and health products which are non-cancelable. These increases became effective on policy anniversaries, many of which were in the third quarter and fourth quarter of 2000.

Production of new life insurance premiums by the agents of Citizens Insurance Company of America ("CICA") was higher during the first nine months of 2000 than in the previous year. In addition, management began developing a domestic ordinary life sales program during 1999 and received regulatory approval of the product and related sales material in Texas during April of 2000. Management began recruiting efforts for associates in the State of Texas for the new product in mid-2000 and sales began late during second quarter 2000. This program, targeting rural areas of the United States, is expected to provide a new entre into the domestic life market for the Company in future years. The Company intends to expand sales effort beyond Texas to other states in which CICA is licensed. Because sales efforts have just begun, management is unable to predict the success of this new program.

Net investment income increased 6.5% in the first nine months of 2000 compared to the same period in 1999. Investment income for the nine months ended September 30, 2000 was $9,257,159 compared to $8,688,924 in 1999. This increase reflects an increase in the Company's asset base and investment in higher yielding instruments. Management terminated the Company's outside investment advisor effective March 31, 2000. The Company feels that it can more effectively achieve its investment objectives by overseeing the investment activities in-house. The increased returns related to more aggressive management of the Company's excess cash balances and a shift in the mix of the portfolio to place less emphasis on government guaranteed mortgage pass-through instruments and more investments in callable instruments issued by U.S. government agencies.

Claims and surrenders expense decreased from $25,064,170 for the nine months ended September 30, 1999 to $24,359,153 for the same period in 2000. Death claims increased 22.7% from $3,851,125 in 1999 to $4,726,708 in 2000 due to increased claim volumes and average claim amounts. After significant review of the incurred claims, Management does not believe the increase reflects a negative trend on the mortality of the Company's life business, but rather an aberration in the historical experience. Surrender expense increased to $11,138,094 in 2000 from $10,465,936 in 1999. An extended economic downturn in several international markets has negatively impacted the Company's persistency over the past few years. Management believes its products are competitive and that persistency will return to historical levels over the next few years. Coupons and endowments decreased slightly to $3,523,688 in 2000 from $3,603,523 in 1999. Accident and health benefits were $4,279,922 in 2000, compared to $6,206,073 in 1999. This decrease in accident and health benefits is directly related to the cancellation of the USLIC and NSLIC blocks of business discussed above. Management believes that claims on the Company's accident and health business will continue to decrease as year-end approaches, although since the last terminations are effective December 31, 2000, Management believes it will be the second quarter of 2001 before a more significant decrease will occur.

The remaining components of claims and surrenders, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $690,741 in 2000, compared to $937,513 in 1999.

Deferred policy acquisition costs capitalized in 2000 were $6,774,815 compared to $4,680,784 in the previous year. Increased production of life business during the first nine months of 2000 was the primary reason for the increase. Amortization of these costs was $6,350,208 for the first three quarters of 2000 compared to $6,635,831 for 1999.

Underwriting, acquisition and insurance expenses decreased from $8,085,531 for the nine months ended September 30, 1999 to $7,729,985 for the same period in 2000, a decrease of 4.4%. The decrease is attributed to the economies of scale being achieved through refinements of the administration of the business of USLIC and NSLIC that is outweighing the start-up costs of the domestic marketing program and the expenses associated with the administration of accident and health business. Management expects to achieve continued expense reductions over the next twelve months as the book of accident and health business continues to diminish. Several steps were taken during the first quarter of 2000 to achieve additional reductions through the elimination of outside consultants, including the Company's outside investment managers, which are expected to result in annual expense savings of approximately $200,000 for 2000, and approximately $500,000 in 2001. Additionally, the consolidation of several subsidiaries during the year 2000 will, in the opinion of management, afford increased economies of scale.

The Company filed plans of merger with regulatory authorities in Texas and Mississippi in January 2000 to merge NSLIC and USLIC with and into CICA, their parent. The Texas Department of Insurance approved the merger of NSLIC into CICA on June 6, 2000. The

Mississippi Department of Insurance approved the merger of USLIC into CICA on October 16, 2000.

Amortization of cost of insurance acquired, excess of cost over net assets acquired ("goodwill") and other intangible assets decreased to $1,280,684 in 2000 from $1,605,106 in 1999. The decrease in amortization is related to a decrease in the amortization of cost of insurance acquired as several of the companies previously purchased closed books of business are lapsing at slower rates during 2000. Should production by the former agents of American Liberty Life Insurance Company, acquired in 1995, now representing CICA, fall below assumed levels, write-offs of the American Liberty goodwill beyond the third quarter 1998 write-off of $9.5 million could result. Management is monitoring this production in 2000 and expects to meet the targeted production levels. There remains approximately $2.8 million of goodwill related to American Liberty at September 30, 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net loss for the three months ended September 30, 2000 was $286,807, or $(0.01) per share, compared to net income of $890,479, or $0.04 per share, for the same period in 1999. Revenues decreased 5.2% during the third quarter of 2000 to $17,010,084 compared to the third quarter of 1999 when revenues were $17,946,816. The decrease in revenues was driven by a 29.6% decrease in accident and health premiums as a result of the termination of the Company's book of individual major medical and group dental business. Claims on said business also declined slightly, but not at the same rate as premiums. Increases in life claims and policy reserves also contributed to the decline in third quarter earnings.

Premium income for the third quarter of 2000 was $13,677,698 compared to $14,941,875 for the same period in 1999. The decrease is attributable to the $724,890 decrease in accident and health premiums which were $1,724,763 for the three months ended September 30, 2000 compared to $2,449,653 for the same period in 1999. During the second half of 1998, the Company began to experience a significant increase in the volume of accident and health claims created by high early utilization by holders of one of its subsidiaries, United Security Life Insurance Company's ("USLIC"), group dental certificates. As a result of the substantial increase in the volume of claims plus an increase in the accident and health loss ratio, management moved to cancel a large portion of the existing blocks of USLIC's group dental business and the major medical business of National Security Life and Accident Insurance Company's ("NSLIC") during the third quarter of 1999 in order to curtail both claims and operating expenses. NSLIC was acquired in November 1997 and had written individual major medical coverages. This action will result in a decrease of approximately $3.8 million of annual accident and health premium income in 2000 and $5.3 million of annual accident and health premium income in 2001; however, due to the claims experience as well as the overhead necessary to administer such, management believes this action will enhance near and long-term profitability. Because of the increases in the loss ratio, management implemented significant rate increases beginning in April 2000 on several of the supplemental accident and health products which are non-cancelable. These increases became effective on policy anniversaries, many of which were in the third quarter and fourth quarter of 2000.

Production of new life insurance premiums by the agents of CICA was higher during the third quarter of 2000 than in the previous year. In addition, management began developing a domestic ordinary life sales program during 1999 and received regulatory approval of the product and related sales material in Texas during April of 2000. Management began recruiting efforts for associates in the State of Texas for the new product in mid-2000 and sales began late during second quarter 2000. This program, targeting rural areas of the United States, is expected to provide a new entre into the domestic life market for the Company in future years. The Company intends to expand sales efforts beyond Texas to other states in which CICA is licensed.

Net investment income increased 15.6% during the three months ended September 30, 2000 compared to the same period in 1999. Investment income for the three months ended September 30, 2000 was $3,204,023 compared to $2,771,693 in 1999. This increase reflects an increase in the Company's asset base and investments in higher yielding instruments. Management terminated the Company's outside investment advisor effective March 31, 2000. The Company feels that it can more effectively achieve its investment objectives by overseeing the investment activities in-house. The increased returns relate to more aggressive management of the Company's excess cash balances and a shift in the mix of the portfolio to place less emphasis on government guaranteed mortgage pass-through instruments and more investment in callable instruments issued by U.S. government agencies.

Claims and surrenders expense increased from $8,491,343 for the three months ended September 30, 1999 to $9,018,323 for the same period in 2000. Death claims increased from $1,402,783 in 1999 to $2,371,646 in 2000 due to increased volumes and average claim amounts. After significant review of the incurred claims, Management does not believe the increase reflects a negative trend on the mortality of the Company's life business, but rather an aberration in the historical experience. Surrender expense increased slightly from $3,533,945 in 1999 to $3,596,304 in 2000. An extended economic downturn in several international markets has negatively impacted the Company's persistency over the past few years. Management believes its products are competitive and that persistency will return to historical levels over the next few years. Coupons and endowments decreased slightly from $1,270,006 in 1999 to $1,227,726 in 2000. Accident and health benefits were $1,601,894 in 2000, compared to $1,871,557 in 1999. This decrease in accident and health benefits is directly related to the cancellation of the USLIC and NSLIC blocks of business discussed above. Management believes that claims on the Company's accident and health business will continue to decrease as year-end approaches, although since the last terminations are effective December 31, 2000, Management believes it will be the second quarter of 2001 before a more significant decrease will occur.

The remaining components of claims and surrenders, consisting of supplemental contracts and payments of dividends and endowments previously earned and held at interest, amounted to $220,753 in 2000, compared to $413,052 in 1999.

Deferred policy acquisition costs capitalized for the three months ended September 30, 2000 were $2,472,444 compared to $1,287,119 in the previous year. Increased production of life business during the third quarter of 2000 was the primary reason for the increase. Amortization of these costs was $1,952,416 for the third quarter of 2000 compared to $1,727,805 for 1999.

Underwriting, acquisition and insurance expenses decreased from $2,699,213 in the third quarter of 1999 to $2,443,061 in 2000, a decrease of 9.5%. The decrease is attributed to the economies of scale being achieved through refinements of the administration of the business of USLIC and NSLIC that is outweighing the start-up costs of the domestic marketing program and the expenses associated with the administration of accident and health business. Management expects to achieve continued expense reductions over the next twelve months as the book of accident and health business continues to diminish. Additionally, several steps were taken during the first quarter of 2000 to achieve additional reductions through the elimination of outside consultants, including the Company's outside investment managers, which are expected to result in annual expense savings of approximately $200,000 for 2000, and approximately $500,000 in 2001. Additionally, the consolidation of several subsidiaries during the year 2000 will, in the opinion of management, afford increased economies of scale.

The Company filed plans of merger with regulatory authorities in Texas and Mississippi in January 2000 to merge NSLIC and USLIC with and into CICA, their parent. The Texas Department of Insurance approved the merger of NSLIC into CICA on June 6, 2000. The Mississippi Department of Insurance approved the merger of USLIC into CICA on October 16, 2000.

Amortization of cost of insurance acquired, excess of cost over net assets acquired ("goodwill") and other intangible assets decreased from $484,171 in 1999 to $388,922 in 2000. The decrease in amortization is related to a decrease in the amortization of cost of insurance acquired as several of the companies' previously purchased closed books of business are lapsing at slower rates during 2000. Should production by the former agents of American Liberty Life Insurance Company, acquired in 1995, now representing CICA, fall below assumed levels, additional write-offs of the American Liberty goodwill beyond the third quarter 1998 write-off of $9.5 million could result. Management is monitoring this production in 2000 and expects to meet the targeted production levels. There remains approximately $2.8 million of goodwill related to American Liberty at September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders' equity increased to $73,836,647 at September 30, 2000 from $72,266,969 at December 31, 1999. The increase was attributable to a net income of $361,635 for the nine months ended September 30, 2000 and decreased unrealized losses, net of tax of $1,208,043 during the nine months ended September 30, 2000. Increases in the market value of the Company's available-for-sale bond and stock portfolio during 2000 resulted in a decrease in unrealized losses, net of tax.

Invested assets increased 7.2% from $174,338,561 at December 31, 1999 to $186,896,625 at September 30, 2000. At September 30, 2000 and December 31, 1999,
fixed maturities have been categorized into two classifications: Fixed maturities held-to-maturity, which are valued at amortized cost, and fixed maturities available-for-sale which are valued at fair value. Fixed maturities available-for-sale and fixed maturities held-to-maturity are 84.5% and 3.0%, respectively, of invested assets at September 30, 2000. The Company does not have a plan to make material dispositions of fixed maturities during 2000; however, because of continued uncertainty regarding long-term interest rates, management cannot rule out sales during 2000. Fixed maturities held-to-maturity, amounting to $5,585,637, consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

The Company's mortgage loan portfolio, which constitutes 0.7% and 0.8%, respectively, of invested assets at September 30, 2000 and December 31, 1999, has historically been composed of small residential loans in Texas. Management has established a reserve of $50,000 at June 30, 2000 and December 31, 1999 (approximately 4% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio.

Policy loans comprise 11.0% of invested assets at September 30, 2000. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, Chase Bank, Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation
(FDIC) coverage at September 30, 2000 and December 31, 1999. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. At September 30, 2000, management does not believe the Company is at risk for such a loss. During 2000, the Company intends to utilize short-term Treasury Bills and callable bonds of government agencies as cash management tools to minimize excess cash balances and enhance return.

CICA owned 1,948,826 shares of Citizens Class A common stock at September 30, 2000 and December 31, 1999. Statutory accounting practices prescribed by Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of September 30, 2000 and December 31, 1999, CICA valued the shares in accordance with prescribed statutory accounting practices. In the Company's consolidated financial statements, this stock is included in treasury stock.

The National Association of Insurance Commissioners has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 1999 and September 30, 2000, all life insurance subsidiaries were above required minimum levels.

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

Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, is effective January 1, 2001. Management does not believe SFAS No. 133, as amended, will have a significant effect on the financial position, results of operations or liquidity of the Company.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         a.) The Texas Department of Insurance approved the merger of National Security Life and Accident Insurance Company into Citizens Insurance Company of America ("CICA") on June 6, 2000.

                  The Mississippi Department of Insurance approved the merger of United Security Life Insurance Company into CICA on October 16, 2000.

         b.) On October 31, 2000, Rick Denson Riley was named Vice Chairman and Chief Executive Officer of the Company. He previously served the Company as Vice Chairman.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  27    Financial Data Schedule

         a.) Current Report on Form 8-K dated October 31, 2000 regarding the naming of Rick D. Riley as Chief Executive Officer.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CITIZENS, INC.



                                          By: /s/ Mark A. Oliver
                                             --------------------------
                                              Mark A. Oliver, FLMI
                                              President

                                          By: /s/ Jeffrey J. Wood
                                             --------------------------
                                              Jeffrey J. Wood, CPA
                                              Executive Vice President,
                                              Secretary/Treasurer and CFO


Date: November 13, 2000

                               INDEX TO EXHIBITS

 PAGE
NUMBER              DESCRIPTION
------              -----------
  27           Financial Data Schedule