Form 10-K405
period 2000-12-31
CITIZENS INC
filed 2001-03-29
CIK 24090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED        DECEMBER 31, 2000
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    ----------------------

                         Commission file number 1-13004

                                 CITIZENS, INC.
 -------------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

As of March 1, 2001, aggregate market value of the Class A voting stock held by non-affiliates of the Registrant was approximately $129,960,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates certain portions of the definitive proxy material of the Registrant in respect of its 2001 Annual Meeting of Shareholders.

        Number of shares of common stock outstanding as of March 1, 2001
                               Class A: 24,396,564
                               Class B:    711,040

                                     PART I

ITEM 1.  BUSINESS

   (a)   GENERAL DEVELOPMENT OF BUSINESS

         Citizens, Inc. (Citizens) operates primarily as an insurance holding company. It was incorporated in Colorado in 1977. Citizens is the parent company that directly or indirectly owns 100% of Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Insurance Investors, Inc. (III), Funeral Homes of America (FHA), Central Investors Life Insurance Company of Illinois (CILIC), First Investors Group, Inc. (Investors) and Excalibur Insurance Corporation (Excalibur). Collectively, Citizens and its subsidiaries are referred to herein as the "Company." Pertinent information relating to Citizens' subsidiary companies is set forth below:

                         YEAR                 STATE OF                    BUSINESS
SUBSIDIARY           INCORPORATED           INCORPORATION                 ACTIVITY
----------           ------------           -------------                 --------
 CICA                    1968                Colorado                  Life insurance
 CILIC                   1965                Illinois                  Life insurance
 Investors               1996                Illinois                  Holding company
 Excalibur               1996                Illinois                  Life insurance
 CTI                     1986                Colorado                  Data processing
 III                     1965                Texas                     Aircraft transportation
 FHA                     1989                Louisiana                 Funeral home

         In June, 1997, CICA acquired American Investment Network, Inc. (AIN), a life insurance holding company and United Security Life Insurance Company (USLIC), its wholly-owned subsidiary, headquartered in Jackson, Mississippi with $7.5 million in assets, $3.4 million of stockholders' equity, annual revenues of $3.2 million and $67 million of life insurance in-force. Subsequently, AIN was liquidated. USLIC was merged into CICA in October, 2000.

         To streamline corporate structure, in June, 1997, American Liberty Financial Corporation (ALFC), a wholly owned subsidiary, was merged into Citizens. American Liberty Life Insurance Company (ALLIC), a subsidiary of ALFC, was also merged into CICA.

         In November, 1997, Citizens purchased 100% of the issued and outstanding shares of National Security Life and Accident Insurance Company (NSLIC). NSLIC was a Texas-domiciled life and accident and health insurer with assets of approximately $5 million and revenues of approximately $5 million. It was merged into CICA in June, 2000.

         In January, 1999, Citizens acquired Investors, the parent of Excalibur.

             Certain statements contained in this Annual Report on Form 10-K are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"), including, without limitation, the italicized statements and the statements specifically identified as forward-looking statements within this document. Many of these statements contain risk factors as well. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", "may", "will" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

             Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of foreign and U.S. economies in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws; (iii) inflation, interest rates, market and monetary fluctuations and volatility; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by existing and potential customers; (v) changes in consumer spending, borrowing and saving habits; (vi) concentrations of business from persons residing in third world countries; (vii) acquisitions;
             (viii) the persistency of existing and future insurance policies sold by the Company and its subsidiaries; (ix) the dependence of the Company on its Chairman of the Board; (x) the ability to control expenses; (xi) the effect of changes in laws and regulations (including laws and regulations concerning insurance) with which the Company and its subsidiaries must comply, (xii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xiii) changes in the Company's organization and compensation plans; (xiv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xv) the success of the Company at managing the risks involved in the foregoing.

             Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

       (b)    FINANCIAL INFORMATION REGARDING THE INSURANCE BUSINESS

              Citizens, through CICA, CILIC, and Excalibur, operates principally in two business segments: selling selected lines of individual life and accident and health (A&H) insurance policies in domestic markets and individual ordinary life insurance in international markets. Except for certain insignificant operations, Citizens has no present intention to engage in any non-insurance related business. The following tables set forth certain statistical information on the basis of accounting principles generally accepted in the United States of America (U.S. GAAP) concerning the operations of the Company for each of the five years ended December 31, 2000.

                                     TABLE I

       The following table sets forth (i) life insurance in-force and (ii) mean life insurance in-force.

                    IN-FORCE                                         MEAN LIFE
                    BEGINNING                IN-FORCE                INSURANCE
                     OF YEAR                END OF YEAR               IN-FORCE
                     (a) (b)                  (a) (b)                 (a) (b)
                     -------                  -------                 -------
  2000             $2,197,844               $2,240,523               $2,219,184
  1999              2,340,744                2,197,844                2,269,294
  1998              2,250,197                2,340,744                2,295,471
  1997              2,231,017                2,250,197                2,240,607
  1996              2,151,955                2,231,017                2,191,486

                   (a)  In thousands (000s)

                   (b)  Before ceding reinsurance to reinsurers

The increases in insurance in-force prior to 1999 reflect the volumes of new business written by the Company as well as the impact of acquisitions. Economic and other market disruptions in the Company's international markets had a negative impact on the Company's persistency in 1999, contributing to the decline in insurance in-force. Improved persistency in 2000 combined with increased sale of new policies contributed to the growth in insurance in-force during 2000. Approximately $96,803,000 of the 1997 numbers resulted from the acquisitions of USLIC and NSLIC.

                                    TABLE II

The following table sets forth (i) the ratio of lapses and surrenders to mean life insurance in-force and (ii) life reinsurance ceded.

                                      RATIO OF                   REINSURANCE CEDED
                                     LAPSES AND        ------------------------------------
                                     SURRENDERS           AMOUNT                REINSURANCE
                   LAPSES AND         TO MEAN               OF                    PREMIUM
                 SURRENDERS (a)       IN-FORCE         REINSURANCE (a)           CEDED (b)
                 --------------       --------         ---------------          -----------
  2000               $112,676            5.1%            $272,150               $2,494,798
  1999                115,018            5.1              278,689                2,539,155
  1998                100,906            4.4              306,070                3,368,690
  1997                 95,684            4.3              318,630                2,257,556
  1996                101,860            4.6              296,378                2,511,318

    (a) In thousands (000s)

    (b) Approximately 95 percent of the reinsurance is yearly renewable term insurance, with the remainder being coinsurance. Premiums reflect both life and accident and health business.

As described above, the disruption in certain international markets contributed to the increased lapsation and surrender activity in 1999. The decline in ceded premium in 1999 and 2000 was related to the termination of a substantial portion of NSLIC's major medical business, much of which had been ceded. The increase in ceded premium in 1998 was due to the cession of a substantial portion of the major medical accident and health business of NSLIC.

                                    TABLE III

The following table sets forth information with respect to total insurance premiums.

                 ORDINARY            ANNUITY &                              ACCIDENT
                 LIFE (a)         UNIVERSAL LIFE         GROUP LIFE       & HEALTH (a)          TOTAL
                 --------         --------------         ----------       ------------          -----
 2000          $45,892,621            $228,479            $ 95,068        $ 7,235,685        $53,451,853
 1999           47,687,414             261,880             484,746         10,886,317         59,320,357
 1998           48,801,081             263,994             231,410          9,857,844         59,154,329
 1997           49,412,066             366,135             284,632          5,299,783         55,362,616
 1996           49,563,720             389,084             309,953          4,040,688         54,303,445

        (a)  After deduction for reinsurance ceded.

New sales of life insurance remained relatively flat from 1996 to 1999. In 2000, new life sales increased, but overall life premium declined due to the lower level of sales in previous years coupled with the surrender activity shown in Table II above. Much of the 1998 increase in accident and health premiums related to the acquisition of USLIC and NSLIC. Additionally, much of the 2000 decline in accident and health premiums related to management's decision to cancel a large portion of USLIC's group dental business and NSLIC's major medical business during the third quarter of 1999 in order to curtail both claims and operating expenses.

                                    TABLE IV

The following table sets forth information relating to the ratio of underwriting and other expenses to insurance revenues.

                                                                               COMMISSIONS, UNDERWRITING
                                                                                AND OPERATING EXPENSES,
                                                                               POLICY RESERVE INCREASES,
                                       COMMISSIONS, UNDERWRITING               POLICYHOLDER BENEFITS AND
                                        AND OPERATING EXPENSES                 DIVIDENDS TO POLICYHOLDERS
                                        ----------------------                 --------------------------
                                                           RATIO TO                                 RATIO TO
                    INSURANCE                              INSURANCE                                INSURANCE
                   PREMIUMS (a)            AMOUNT          PREMIUMS               AMOUNT            PREMIUMS
                   ------------            ------          --------               ------            --------
 2000              $53,451,853          $22,550,592         42.2%              $63,693,030           119.2%
 1999               59,320,357           22,563,049         38.0                68,043,243           114.7
 1998               59,154,329           23,580,491         39.9                66,914,063           113.1
 1997               55,362,616           18,910,594         34.2                58,865,744           106.3
 1996               54,303,445           21,948,637         40.4                59,113,575           108.9

   (a) After premiums ceded to reinsurers.

Following the merger of ALLIC in 1997, significant reductions in operating expenses were realized. The 1997 acquisitions of NSLIC and USLIC and their related conversion expenses as well as increases in accident and health benefits were the primary reasons for the 1998 and 1999 increase in policyholder benefits and the 1998 increase in commission, underwriting and operating expenses. During 2000, accident and health premiums and claims decreased as discussed above due to the cancellation of major portions of the group dental and major medical business; however, due to the development of a domestic ordinary life sales program and the administrative costs of managing the run-off of the cancelled accident and health business, the ratio of expenses to premium increased.


                                     TABLE V

The following table sets forth changes in new life insurance business produced between participating and nonparticipating policies.

                                             PARTICIPATING                       NONPARTICIPATING
                    TOTAL NEW                -------------                       ----------------
                   BUSINESS (a)          AMOUNT (a)     PERCENT               AMOUNT (a)      PERCENT
                   ------------          ----------     -------               ----------      -------
 2000                $327,753             $217,303        66.3%                $110,450        33.7%
 1999                 287,238              180,800        62.9                  106,438        37.1
 1998                 311,331              222,496        71.5                   88,835        28.5
 1997                 286,698              245,547        85.6                   41,151        14.4
 1996                 337,051              294,408        87.3                   42,643        12.7

       (a) In thousands (000s)

Non-participating business increased beginning in 1996 because USLIC and NSLIC sold only non-participating policies and a change was made in benefits in the Company's international business, as new or ordinary life products shifted away from participating to non-participating.

The significant changes in 1998 and 1999 were due to the volume of credit life business produced by NSLIC that is non-participating. During 2000 the percentage of participating new business increased due to the cancellation of USLIC's and NSLIC's group dental and individual major medical non-participating policies and due to an increase in new life sales.


                                    TABLE VI

The following table sets forth changes in new life insurance business issued according to policy types.

                                       WHOLE LIFE
                                     AND ENDOWMENT                        TERM                        CREDIT
                 TOTAL NEW        ---------------------         ----------------------       ----------------------
                BUSINESS (a)      AMOUNT (a)    PERCENT         AMOUNT (a)     PERCENT       AMOUNT (a)     PERCENT
                ------------      ----------    -------         ----------     -------       ----------     -------
  2000            $327,753        $220,691       67.3%           $56,747        17.3%          $50,315        15.4%
  1999             287,238         183,726       63.9             43,607        15.2            59,905        20.9
  1998             311,331         224,918       72.2             51,531        16.6            34,882        11.2
  1997             286,698         245,637       85.7             41,061        14.3                 0          --
  1996             337,051         296,985       88.1             40,066        11.9                 0          --

  (a) In thousands (000s)

This table illustrates that virtually all of the new business written prior to 1997 was whole life. The 1997 results reflect a decrease in new life business during the year, which continued through 1999. Most of the 1998 and 1999 increases were due to the credit life business sold by NSLIC. The decline in 1998 and 1999 whole life production related to the disruption in the Company's international market. In 2000, new life sales measured in paid annualized premiums increased 21.4%.


                                    TABLE VII

The following table sets forth deferred policy acquisition costs capitalized and amortized compared to new business life insurance issued.

                                                               DEFERRED POLICY
                          TOTAL NEW                           ACQUISITION COSTS
                          BUSINESS                            -----------------
                           ISSUED                   CAPITALIZED               AMORTIZED
                           ------                   -----------               ---------
  2000                  $327,753,000                $10,056,287              $ 8,521,972
  1999                   287,238,000                  9,287,457               10,028,806
  1998                   311,331,000                  7,941,829                7,789,513
  1997                   286,698,000                  9,804,022                9,630,705
  1996                   337,051,000                 10,531,222               10,221,917

The decrease in costs capitalized for 1997 and 1998 reflected the reduction in the amount of new business produced and lower commission expenses incurred as a result thereof. Amortization in 1999 was high due to increased surrender activity. The increase in 2000 capitalized costs related to the increase in new business issued, while the decrease in amortized costs was due to improved persistency during the year.

                                   TABLE VIII

               The following table sets forth investment results.

                                                                                    RATIO OF NET
                                                                                  INVESTMENT INCOME
                           MEAN AMOUNT OF             NET INVESTMENT                TO MEAN AMOUNT
                         INVESTED ASSETS (a)            INCOME (b)              OF INVESTED ASSETS (a)
                         -------------------            ----------              ----------------------
2000                        $184,270,944               $12,550,754                       6.8%
1999                         175,305,342                11,636,940                       6.6
1998                         169,461,908                11,279,125                       6.7
1997                         150,481,414                10,038,736                       6.7
1996                         134,167,938                 9,185,506                       6.8

        (a) The year 1997 includes assets acquired from NSLIC and USLIC. The year 1996 includes assets acquired from CILIC on March 12, 1996.

        (b) Does not include realized and unrealized gains and losses on investments.

Significant decreases in yields in the bond market caused the return on invested assets to drop slightly in 1997, which continued throughout 1998 and 1999. During 2000, the Company terminated its outside investment manager and changed the mix of new investments, resulting in improved performance for the year.

       (c)        NARRATIVE DESCRIPTION OF BUSINESS

              (i) BUSINESS OF CITIZENS

                  Citizens' principal business is ownership of CICA, Investors and their affiliates. Additionally, it provides management services to these companies under management services agreements. At December 31, 2000, Citizens had approximately 90 full and part-time employees. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

              (ii)BUSINESS OF CICA

                  Historically, CICA's revenues have been derived from life insurance premiums and revenues from investments. CICA is a Colorado-domiciled life insurance company marketing primarily ordinary whole-life products on an international basis through marketing companies. Additionally, it offers specialty individual accident and health policies to United States residents, and following the merger of NSLIC in 2000, credit life insurance policies to U.S. residents. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  During the year ended December 31, 2000, 89.7% of CICA's premium income was attributable to life, endowment and term insurance, .4% to individual annuities and 13.6% to accident and health insurance. During the year ended December 31, 1999, 93.1% of CICA's premium income was attributable to life, endowment and term insurance, 0.5% to individual annuities, and 6.4% to accident and health insurance. Of the life policies in force at December 31, 2000 and 1999, 43.1% and 39.9%, were nonparticipating and 56.9% and 59.1%, respectively were participating. The increase in accident and health premiums between years resulted from the merger of NSLIC and USLIC during 2000.

                  From 1987 to 1997, CICA offered a series of participating whole life policies designed for international markets. Beginning January 1, 1998, CICA introduced a new series of policies to replace the policies then offered. Ten plans make up this series and, like those previously sold, are designed for the international market. These plans maintain many of the features of the previous series and incorporate several new enhancements, such as terminal illness protection as well as dismemberment provisions.

                  Additionally, following the merger with ALLIC, CICA began offering specialty individual accident and health products as well as ordinary whole life policies to residents of the United States. The sale of these products is focused in Oklahoma, Louisiana and Mississippi.

                  In 1999 management began developing a domestic ordinary life sales program and received regulatory approval of the product and related sales material in Texas during April of 2000. Management began recruiting efforts for associates in the State of Texas for the new product in mid-2000 and sales began late during second quarter 2000. This program, targeting rural areas of the United States, is expected to provide a new entree into the domestic life market for the Company. The Company intends to expand sales efforts beyond Texas to other states in which CICA is licensed. Because sales efforts have recently begun, management is unable to predict the success of this new program.

                  The CICA underwriting policy requires a medical examination of applicants for ordinary insurance in excess of certain prescribed limits. These limits are graduated according to the age of the applicant and the amount of insurance. Generally, the maximum amount of ordinary life insurance issued domestically without a medical examination is $200,000 for ages 0 through 35; $100,000 for ages 36 through 45; $50,000 for ages 46 through 50; $15,000 for ages 51 through 55; and $10,000 for ages 56 and over. Limits for insuring non-United States applicants without a medical examination are: $150,000 for ages 0 through 39 and $50,000 for ages 40 through 65; and all amounts over age 40. The accident and health policies sold in the U.S. have only minimal, field underwriting.

                  On life policies, CICA's maximum coverage on any one life is not limited by Company policy. However, CICA reinsures the amount of coverage, which is in excess of its retention policy. See "Business of CICA - Reinsurance." CICA does not accept substandard risks above Table 6 (generally policyholders who cannot qualify for standard ordinary insurance because of past medical history).

                  CICA has $27.5 million of insurance in-force on individuals that are classified as substandard risks, the majority of such business having been acquired in the purchase of other companies. Management believes the exposure to loss as a result of insuring these individuals is minimal, since the premiums are increased to cover the nature of the risk, additional reserves are established, and the amount of this insurance represents approximately 1.0% of the total insurance in-force.

                  GEOGRAPHICAL DISTRIBUTION OF BUSINESS

                  The following table sets forth CICA's total yearly premium income by geographic area for the years indicated.

         AREA                 2000             1999              1998
         ----                 ----             ----              ----
Oklahoma                      5.2%             5.4%              5.5%
Texas                         4.4%             2.3%              3.2%
Louisiana                     1.1%             1.2%              1.2%
All Other States              6.6%             5.6%              6.8%
Foreign                      82.7%            85.5%             83.3%

                  The participating whole life policies accepted by CICA on high net worth residents of foreign countries have an average face amount of approximately $70,000 and are marketed primarily to the top 5% of the population in terms of household income. CICA has neither offices nor employees overseas. It accepts applications for international insurance policies submitted by several independent firms in these markets with whom CICA has non-exclusive consulting contracts. These firms specialize in marketing life insurance products to citizens of foreign countries and have many years of experience marketing life insurance products. They provide recruitment, training and supervision of their managers and associates in the placement of dollar-denominated life insurance products; however, all consultants and associates contract directly with CICA and receive their compensation from CICA. Accordingly, should the consulting arrangement between any firm and CICA be canceled for any reason, CICA believes it could continue suitable marketing arrangements with the individuals of the consulting firms without appreciable loss of present and future sales, as it has done in the past. There is, however, always a risk that sales could decrease. The contract with the consultants provides that they are the representative of the prospective insured, have the responsibility for recruiting and training their sales associates and are responsible for all of their overhead costs including the expense of contests and awards. These firms guarantee any debts of marketers and their associates. In consideration for the services rendered, the marketing consultants receive a fee on all new policies placed by them or their associates. See "Business of CICA - Commissions." Either party may terminate the marketing contracts for various causes at any time by mutual consent of the parties or upon 30 days' notice.

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

                  MARKETING OPERATIONS

                  CICA holds licenses to do business in 15 states and accepts applications for consideration from any foreign country. CICA's operations are conducted on the independent contractor basis, with 1,302 individuals contracted at December 31, 2000 and 1,415 at December 31, 1999 and 615 individuals at December 31, 1998.

                  COMMISSIONS

                  CICA's marketing managers are independent contractors, responsible for their respective expenses, and are compensated on a percentage of premium basis. Percentage amounts paid to contractors on individual term, annuity and accident and health insurance are substantially less than the levels paid for individual ordinary life insurance. The marketing managers receive overriding first year and renewal commissions on business written by individuals under their supervision and all marketing expenses related thereto are included in the above percentages.

                  RESERVES

                  CICA establishes actuarial reserves as liabilities to meet obligations on all outstanding policies. Reserves and deferred acquisition costs are prepared in conformity with the American Academy of Actuaries Committee on Financial Reporting Principles and accounting principles generally accepted in the United States of America. In determining such reserves CICA used the 1955 to 1960, 1965 to 1970, and 1975 to 1980 Select and Ultimate Mortality Tables with interest rates at 4% or in a range graded from 9% to 5% with recent issues reserved at 7% graded to 6 1/2%. Withdrawal assumptions are based primarily on actual historical experience. Statutory reserves are used for paid-up life business. Claims reserves include an amount equal to the expected benefit to be paid on reported claims in addition to an estimate of claims that are incurred but not reported based on actual historical experience. CICA receives an independent actuarial certification of its reserves prepared in accordance with both Generally Accepted Accounting Principles and Statutory Accounting Practices. The certifications have noted no deficiencies for the years presented herein.

                  REINSURANCE

                  CICA assumes and cedes insurance with other insurers, reinsurers and members of various reinsurance pools. Reinsurance arrangements are utilized to provide greater diversification of risk and minimize exposure on larger risks.

                         (a)   INSURANCE CEDED

                  CICA has historically retained $75,000 of risk on any one person. Effective January 1, 2001, this amount was increased to $100,000 based upon CICA's capital growth. The increase in retention is based upon the relative size and financial strength of CICA. As of December 31, 2000, the aggregate amount of life insurance ceded amounted to $270,515,000 or 10.6% of total direct and assumed life insurance in-force, and was $259,060,000 or 10.8% in 1999. CICA is contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations reinsured.

                  As of December 31, 2000, CICA had in effect automatic reinsurance agreements with reinsurers that provide for cessions of ordinary insurance from CICA. Additionally, CICA has reinsurance treaties in force with several reinsurers of life and accident and health insurance. These treaties provide for both automatic and facultative reinsurance of standard and substandard risks ceded to them by CICA for life, accident and health and supplemental benefits above CICA's retention limit on a yearly renewable term, coinsurance or modified coinsurance basis.

                  Treaties with Employers Reassurance (ERC) and Businessmen's Assurance (BMA) historically have been the primary vehicles utilized by CICA for its international business. The treaties are structured in such a way as to allow CICA to "self administer" the cessions on a reduced cost basis. During 1995, a third carrier was added as a principal reinsurer, Riunione Adriatica di Sicurta, of Italy (RAS). American United Life Insurance Company (AUL) replaced RAS in 2000.

                  The ERC and BMA agreements provide that for risks reinsured in specified countries, 70% of each risk in excess of CICA's retention will be ceded to ERC and 30% to BMA. The RAS agreement provided that on risks reinsured in specified countries, 100% of the risk in excess of CICA's retention was ceded to RAS. AUL's treaty provides for the same share of business that RAS previously reinsured. CICA pays premiums to ERC, BMA and AUL on an annual basis and is responsible for the production of the reporting monthly and annually to ERC and BMA to allow proper accounting for the treaties. The RAS agreement contained similar terms.

                  The cessions are on a yearly renewable term basis and are automatic over the Company's retention up to $350,000 for ERC, $150,000 for BMA and $500,000 for AUL, after which the reinsurance is subject to a facultative review by the reinsurers. At December 31, 2000, CICA had ceded $147,791,000 in face amount of insurance to ERC, $29,864,000 to BMA, $65,087,000 to RAS and $17,610,000 to AUL under these agreements.

                  RAS is an unauthorized reinsurer in the state of Colorado; however, RAS has agreed to comply with Colorado statutes regarding such companies. Under these statutes, RAS will provide a letter of credit, issued by a U.S. bank meeting the Colorado requirements, equal to any liabilities it incurs under this agreement. RAS notified CICA in late 1999 that it was withdrawing from the reinsurance market effective January 1, 2000 and AUL replaced it.

                  A reinsurance treaty with Connecticut General Life Insurance Company (CG) covers all of CICA's accidental death insurance supplementing its life insurance policies. These cessions are on a yearly renewable term basis and occur automatically if total accidental death benefits known to CICA are less than $250,000 or otherwise on a facultative review basis. At December 31, 2000, CICA had ceded $1.2 billion in face amount of business to CG under this treaty.

                  CICA monitors the solvency of its reinsurers to minimize the risk of loss in the event of a failure by one of the parties. The primary reinsurers of CICA are large, well capitalized entities which have no current or prior history of financial difficulty.

                           (b)      INSURANCE ASSUMED

                  At December 31, 2000, CICA had in-force reinsurance assumed as follows:

                                                      TYPE OF               AMOUNT
                                                     BUSINESS            IN-FORCE AT
    NAME OF COMPANY               LOCATION            ASSUMED            END OF YEAR
    ---------------               --------            -------            -----------
Prudential Insurance               Newark,           Ordinary
Company (Prudential)             New Jersey         Group Life           $326,267,000

                  The reinsurance agreement with Prudential provides for CICA to assume a portion of the insurance under a group insurance policy issued by Prudential to the Administrator of Veterans' Affairs. CICA's portion of the total insurance under the policy is allocated to CICA in accordance with the criteria established by the Administrator. The agreement continues in full force and effect at December 31, 2000.

                  CICA has also entered into a Serviceman's Group Life Insurance Conversion Pool Agreement with Prudential, under the above described agreement, whereby CICA assumed a portion of the risk of Prudential under the group policy due to excess mortality under the conversion pool agreement resulting from issuing conversion policies as prescribed for membership in the conversion pool.

                  INVESTMENTS

                  State insurance statutes prescribe the quality and percentage of the various types of investments which may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate and mortgage loans within certain specified percentages. CICA's invested assets at December 31, 2000 were distributed as follows: fixed maturities - 87.7%, mortgage loans - .6%, policy loans - 11.3% and other long-term investments - .4%. CICA did not foreclose on any mortgage loans in 2000. All mortgage loans are supported by independently appraised real estate. The investment policy of CICA is consistent with the provisions of the Colorado Insurance Code.

                  At December 31, 2000, 86.4% of CICA's investments in fixed maturities were comprised of U.S. Treasury securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage-backed securities, compared to 81.3% at December 31, 1999. Of these mortgage-backed securities, all were guaranteed by U.S. government agencies or corporations that are backed by the full faith and credit of the U.S. government or that bear the implied full faith and credit of the U.S. government.

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

                  Various states, including Colorado, have enacted "Insurance Holding Company" legislation, which requires the registration and periodic reporting by insurance companies which control, or are controlled by, other corporations or persons. Under most of such legislation, control is presumed to exist with the ownership of ten percent or more of an insurance company's voting securities. The Company is subject to such regulation and has registered under such statutes as a member of an "insurance holding company system." The legislation typically requires periodic disclosure concerning the transactions between the registered insurer, the ultimate controlling party, and all affiliates and subsidiaries of the ultimate controlling party, and in many instances requires prior approval of intercorporate transfers of assets (including in some instances payment of dividends by the insurance subsidiary) within the holding company system.

                  Since CICA does not physically conduct business in countries outside the U.S. but rather accepts applications for consideration from overseas marketers, it is not subject to regulation in countries where most of its insureds are residents. The prospect of such regulation is viewed as remote by management of CICA because obtaining insurance through application by mail outside of one's country is a common practice in many foreign countries, particularly those where CICA's insureds reside.

                  COMPETITION

                  The life insurance business is highly competitive, and CICA competes with a large number of stock and mutual companies. CICA believes that its premium rates and its policies are generally competitive with those of other life insurance companies, many of which are larger than CICA, selling similar types of insurance.

                  CICA's international marketing plan stresses making available dollar-denominated life insurance products available to high net worth individuals residing in foreign countries and the sale of individual, whole life and supplemental accident and health products to United States residents. A large percentage of CICA's first year and renewal life insurance premium income during the last five years came from the international market. See "Business of CICA - Geographical Distribution of Business." Management believes CICA to be a significant competitor in the international market and attributes its market position to the expertise of management, the uniqueness of its life insurance products and competitiveness of its pricing methods.

                  CICA faces offshore competition from numerous American life insurance companies that also sell U.S. dollar denominated policies to non-U.S. citizens, with no one company being dominant in the market. Some companies may be deemed to have a competitive advantage due to histories of successful operations and large agency forces. Management believes that its experience, combined with the special features of CICA's unique policies, allows CICA to compete effectively in pursuing new business.

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

                  CICA initiated a new domestic marketing program during 2000 focusing on the sale of individual ordinary life insurance products to residents of rural communities. This program is being initiated through one state at a time, and began in Texas. Management believes this market is overlooked by the majority of U.S. insurers. Competition from many U.S. companies is significantly greater in the domestic market, particularly as banking institutions enter the insurance market due to the passage of the Graham Leach Bliley Act in 1999.

                  In CICA's block of accident and health insurance (13.6% of total premium income), it is in competition with many insurance companies as well as with voluntary and government-sponsored plans for meeting hospitalization and medical expenses such as Blue Cross/Blue Shield, "Medicare" and "Medicaid." Future expansion of such programs or the establishment of additional government health programs could adversely affect the future of accident and health insurance on CICA's books, most of which has been acquired in the acquisition of other companies.

                  FEDERAL INCOME TAXATION

                  CICA is a "small company" as that term is defined in Section 806 of the Internal Revenue Code (the "Code"). As such, CICA qualifies for a special small company deduction (presently equal to 60% of "tentative life insurance company taxable income") which serves to decrease significantly the amount of tax, which might otherwise have to be paid.

                  The Revenue Reconciliation Act of 1990 revised the method by which insurance companies claim deductions for policy acquisition costs. Previously, insurance companies were allowed to deduct actual policy acquisition costs as they were incurred. Beginning in 1990, policy acquisition costs are determined as a percentage of annual net premiums and are then deductible on a straight-line basis over a ten-year period rather than treated as an immediate deduction. This change in treatment for acquisition costs has had a significant impact on CICA's taxable income due to the relatively large amounts of such deferrals caused by the increases in new business.

                  CICA files a consolidated Federal income tax return with Citizens and its subsidiaries.

                  (iii)    BUSINESS OF CILIC

                  CILIC is an Illinois domiciled life insurer admitted to do business in four states. Dormant for several years, CILIC services a closed block of life insurance policies. At December 31, 2000, CILIC had assets of $2.9 million and annual revenues of $187,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  (iv)     BUSINESS OF INVESTORS

                  Investors is an Illinois holding company that owns Excalibur. Management expects to consolidate Investors with Citizens during 2001 to eliminate unnecessary expenses. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  (v)      BUSINESS OF EXCALIBUR

                  Excalibur is an Illinois-domiciled life insurer. It services a small block of ordinary life insurance. Excalibur is 100% owned by Investors. At December 31, 2000, Excalibur had assets of $3.0 million and annual revenues of $196,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  (vi)     BUSINESS OF CTI

                  CTI is a wholly owned subsidiary of CICA and engages in the business of providing data processing services and acquisition and leasing of furniture and equipment for its parent as well as data processing services and software to other companies. Pursuant to an Information Systems Management and Services Contract dated October 1, 1991, and subsequently amended, CTI provides data processing services to the Company for a fixed fee of $85,000 per month. As of and for the year ended December 31, 2000, CTI's total assets were approximately $570,000 and revenues were $1.1 million. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  (vii)    BUSINESS OF III

                  As of and for the year ended December 31, 2000, III's total assets were $1.2 million and revenues were $237,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  (viii)   BUSINESS OF FHA

                  FHA owns and operates a funeral home in Baker, Louisiana. At December 31, 2000, FHA had total assets of $542,000 and total annual revenues of $553,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

ITEM 2.           DESCRIPTION OF PROPERTIES

                  CICA owns its principal office in Austin, Texas, consisting of an 80,000 square foot office building. Approximately 45,000 square feet is occupied or reserved for occupancy by CICA and its affiliates with the remainder of the building being leased.

                  The Company also owns a 6,324 square foot funeral home in Baker, Louisiana with a total cost of $527,000. This facility, acquired as a result of a 1995 acquisition, is owned and operated by a subsidiary, FHA.

ITEM 3.           LEGAL PROCEEDINGS

                  The Company from time to time may be a party to various legal proceedings incidental to its business. Management does not expect the ultimate resolution of these legal proceedings to have a material adverse impact on the results of operations or the financial condition of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to shareholders of Citizens during the fourth calendar quarter of 2000.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

                  Citizens' Class A common stock is traded on the American Stock Exchange (AMEX) under the symbol CIA. The high and low prices per share as supplied by the Amex Monthly Statistical Report are as follows. These prices have been adjusted to reflect 7% stock dividends paid in 1999 and 2000.

                                         2000                         1999
                                         ----                         ----
    QUARTER ENDED                HIGH            LOW           HIGH          LOW
    -------------                ----            ---           ----          ---
March 31                        $6.72           $6.13         $5.08         $2.40
June 30                          6.31            5.02          5.29          2.62
September 30                     6.31            5.89          5.24          4.69
December 31                      7.00            5.72          6.66          4.69

                   As of December 31, 2000, the approximate number of record owners of Citizens' Class A common stock was 15,600. Management estimates the number of beneficial owners to be approximately 60,000.

                   On November 2, 1999, the Company's Board of Directors declared a 7% stock dividend, payable on December 31, 1999 to holders of record as of December 1, 1999. The dividend resulted in the issuance of 1,763,805 Class A shares (including 136,091 shares in treasury) and 43,474 Class B shares.

                   On October 31, 2000, the Board declared a 7% stock dividend payable on December 31, 2000 to holders of record as of December 1, 2000. The dividend resulted in the issuance of 1,887,265 Class A shares (including 145,613 shares in treasury) and 46,517 Class B shares.

                   Citizens has not paid cash dividends in any of the past five years and does not expect to pay such in the immediate future. For restrictions on the present and future ability to pay dividends, see Note 6 of the "Notes to Consolidated Financial Statements."

ITEM 6.           SELECTED FINANCIAL DATA

                  The table below sets forth, in summary form, selective data of the Company. This data, which is not covered in the report of the independent auditors, should be read in conjunction with the consolidated financial statements and notes which are included elsewhere herein (amounts in thousands except per share amounts). The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from 7% common stock dividends paid on December 31, 1999 and December 31, 2000, respectively.

                                                           YEAR ENDED DECEMBER 31,
                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                    ------------------------------------
                                    2000           1999           1998            1997           1996
                                    ----           ----           ----            ----           ----
NET OPERATING REVENUES           $  66,678      $  71,877      $  72,685       $  65,027      $  63,822
NET INCOME (LOSS)                $   2,053      $   1,271      $  (6,721)      $   3,426      $   2,214
NET INCOME (LOSS) PER SHARE      $     .08      $     .05      $    (.27)      $     .14      $     .10
TOTAL ASSETS                     $ 267,842      $ 255,485      $ 253,384       $ 249,519      $ 218,277
NOTES PAYABLE                    $       -      $       -      $     333       $     937      $     489
TOTAL LIABILITIES                $ 190,529      $ 183,218      $ 178,480       $ 169,939      $ 151,394
TOTAL STOCKHOLDERS' EQUITY       $  77,313      $  72,267      $  74,904       $  79,582      $  66,883
BOOK VALUE PER SHARE             $    3.08      $    2.88      $    3.06       $    3.33      $    2.89

         See Part I (b) - Financial information regarding the insurance business and Item 7 - Management's Discussion and Analysis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  RESULTS OF OPERATIONS

                  Net income of $2,052,741 or $.08 per share was earned during 2000, compared to net income of $1,271,072 or $.05 per share for the year ended December 31, 1999 and a net loss of $6,720,693 or $.27 per share in 1998. Improved claims experience and persistency, coupled with reductions in expenses contributed to the increased earnings in 2000.

                  A charge of $9.5 million recorded in the third quarter of 1998 related to the non-recoverability of a portion of the excess of cost over net assets acquired ("goodwill") on the Company's books caused the 1998 loss. The writedown was related to the goodwill recorded in the 1995 acquisition of American Liberty Financial Corporation (ALFC) and was caused by a decline in new production from insurance agents formerly associated with American Liberty. Subsequent to the acquisition, management implemented a 50% reduction in the amount of commission paid to these agents. The commission reductions were necessary to preserve the profitability of the accident and health business which was negatively impacted by changes in state laws that established minimum claims ratios that severely limited profit margins, as well as mandated change in interest rates used to compute reserves on this business. In order to ascertain the recoverability of the goodwill balance, the Company performed an analysis of the relevant cash flows based upon estimated production, net of policy acquisition costs, policyholder benefits and other general expenses. As a result of this analysis, it was determined that the production of future business did not support goodwill of $9.5 million that was charged to earnings during third quarter 1998. Management's estimate of future production was re-evaluated based upon sales activity, the size of the active agency force, and the anticipated future production to be achieved in subsequent years. Management has continued to monitor production associated with these products. During 1998, management was successful in reviving production from some of the largest producers of American Liberty. During 1999 and 2000, the assumed production levels were met. Should production fall below such estimates, additional write-offs could be necessary. Approximately $2.8 million of goodwill related to ALFC remains at December 31, 2000.

                  Total revenues for the year ended December 31, 2000 were $66,678,116 compared to $71,877,058 in 1999, a decrease of
                  7.2%. In 1998 revenues were $72,684,915. The decrease in 2000 revenues was related to a 33.5% decrease in accident and health premiums (a decline from $10,886,317 in 1999 to $7,235,685 in 2000) as a result of the termination of the Company's book of individual major medical and group dental business as well as decreased renewal life premiums resulting from the lower persistency experienced in 1998 and 1999. The decrease in 1999 revenues was related to an 80.7% decrease in realized gains which were $310,890 for 1999 compared to $1,614,388 in 1998.

                  Premium income decreased by 9.9% from $59,320,357 in 1999 to $53,451,853 in 2000. The 1999 amounts were a 0.3% increase over the previous year when premium income totaled $59,154,329. The 2000 decrease is primarily attributable to a $3,650,632 decrease in accident and health premiums that were $7,235,685 for 2000 compared to $10,886,317 for 1999.

                  During the second half of 1998, the Company began to experience a significant increase in the volume of accident and health claims created by high early utilization by holders of USLIC's group dental certificates. As a result of the substantial increase in the volume of claims plus an increase in the accident and health loss ratio, management moved to cancel a large portion of the existing block of USLIC's group dental business and NSLIC's individual major medical business during the third quarter of 1999 in order to curtail both claims and operating expenses. This action contributed to the $3,650,632 decrease in accident and health premiums in 2000. An additional decrease of approximately $1.5 million of annual accident and health premium income in 2001 is expected as policies terminate; however, due to the claims experience as well as the overhead necessary to administer such, management believes this change will enhance near and long-term profitability. Because of the increase in the loss ratio, management implemented significant rate increases beginning April 2000 on several of the supplemental accident and health products that are non-cancelable. These increases became effective on policy anniversaries, many of which were late in 2000.

                  In January, 1998, CICA introduced a new line of international products known as the Millennia 2000 series; however, in 1998 and 1999, CICA's international sales were hampered due to the contraction of several Latin American economies, as well as competition from new local companies, many of whom are subsidiaries of large U.S. insurers. As a result, there was a decrease in the Company's core book of ordinary life business.

                  Production of new life insurance premiums by the associates of CICA measured in issued paid annualized premiums increased 21.4% from 1999 to 2000. In addition, management began developing a domestic ordinary life sales program during 1999 for which it received regulatory approval in April of 2000. Recruiting efforts for associates began in the State of Texas for the new product in mid-2000 and sales began late in the second quarter 2000. This program, targeting rural areas of the United States, is expected to provide a new entree into the domestic life market for the Company in future years. The Company intends to expand sales efforts beyond Texas to other states in which CICA is licensed. Because sales efforts have just begun, management is unable to predict the success of this new program.

                  Net investment income increased 7.9% during 2000 to $12,550,754 from $11,636,940 during 1999. The 1999 results were up 3.2% compared to the $11,279,125 earned in 1998. The 2000 and 1999 results reflect the continuing expansion of the Company's asset base, investment in higher yielding instruments and the actions taken in previous years to change the mix and duration of the Company's invested assets. Management terminated the Company's outside investment advisor effective March 31, 2000. The Company feels it can more effectively achieve its investment objectives by overseeing the investment activities in-house. The increased returns in 2000 relate to more aggressive management of the Company's excess cash balances and a shift in the mix of the portfolio to place less emphasis on government guaranteed mortgage pass-through instruments and more investments in callable instruments issued by U.S. government agencies.

                  Policyholder dividends increased to $3,037,343 in 2000, up 6.8% over 1999 results of $2,843,681. The 1999 amounts represented a decrease of 6.0% compared to $3,025,746 in 1998. Virtually all CICA's policies that have been sold since 1989 are participating. Participating policies represent a large majority (56.9%) of the Company's business in-force, although the percentage of participating business has declined from approximately 91% in 1995 due to acquisitions in recent years. Additionally, due to the disruption in the Latin American markets mentioned above and the lower than usual persistency in that market, the growth in overall dividends has been slowed as policies lapse before the dividend amount can grow. Management expects continued growth in this item due to the fact that CICA will continue to focus on participating products internationally, subject to persistency and future sales.

                  Claims and surrenders decreased 12.6% from $34,747,480 in 1999, to $30,370,996 in 2000. In 1998 claims and surrenders were $31,592,740. Increases in accident and health benefits attributable to the respective blocks of business of National Security Life and Accident (NSLIC) and United Security Life (USLIC) were responsible for the 1999 increase. The decline in claims on these blocks as a result of the termination in 1999 and 2000 contributed to the improvement during the year.

                  Death benefits increased 2.8% from $5,135,808 in 1999, to $5,277,284 in 2000. Death benefits were $5,150,647 in 1998.
                  The Company has historically adhered to a strict underwriting policy which requires complete medical examinations on all applicants who are foreign residents, except children, regardless of age or face amount of the policy applied for. Beginning in 1996, management initiated a change to more selective medical examinations in conjunction with dry spot blood tests and extensive medical questions on the application in order to lower the cost of new business without sacrificing necessary information for the underwriter. Additionally, X-rays and electrocardiograms are required depending on age and face amount of the policy. On all policies of $150,000 or more, inspection reports are required which detail the background resources and lifestyle of the applicant. The Company has developed numerous contacts throughout Latin America with which its underwriters can validate information contained in the application, medical or inspection report.

                  Accident and Health benefits decreased 39.1% from $8,686,218 in 1999 to $5,158,623 in 2000. Such claims were $5,912,411 in
                  1998. The 1999 increase reflected the volume of Accident and Health business written in previous years. During the second half of 1998, the Company began to experience a significant increase in the volume accident and health claims created by the high early utilization by holders of USLIC's group dental certificates. As a result of the substantial increase in the volume of claims plus an increase in the accident and health loss ratio, management moved to cancel a large portion of the existing blocks of USLIC's group dental and NSLIC's individual major medical business during the third quarter of 1999 in order to curtail both claims and operating expenses. Most of the terminations were effective prior to January 1, 2000. This action contributed to the decrease of $3,650,632 in accident and health premiums and the $3,309,171 decrease in accident and health claims in 2000. It is anticipated an additional decrease of $1.5 million of annual premium income will occur in 2001; however, due to the claims experience as well as the overhead necessary to administer such, management believes this action will enhance near and long-term profitability.

                  Endowment benefits decreased 3.0% from $5,048,973 in 1999 to $4,895,492 in 2000. In 1998, such expenses were $5,027,937.
                  Beginning in late 1990, CICA introduced a new series of international policies that carried an immediate endowment benefit of an amount elected by the policyowner. This endowment is factored into the premium of the policy and is paid annually.

                  Policy surrenders decreased 5.3% from $14,920,985 in 1999 to $14,124,514 in 2000. Surrenders were $14,481,335 in 1998. The relative stability in 2000, 1999 and 1998 is, in the opinion of management, the result of a campaign begun in mid-1997 to inform policyowners about the benefits of their policies.

                  Other claim expenses amounted to $915,083 in 2000, $955,496 in 1999 and, $1,020,410 in 1998. These expenses are comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits.

                  During 2000, commissions increased slightly to $12,411,053 from $12,234,053 in 1999. In 1998, commission expense was $12,501,426. The increase in 2000 occurred because the issuance of new life policies increased and offset the reduction in accident and health commissions due to the terminations discussed above.

                  Underwriting, acquisition and insurance expenses decreased slightly to $10,139,539 in 2000 compared to $10,328,996 in
                  1999 and $11,079,065 in 1998. Because of the increased claims volume mentioned above, management was forced to significantly increase staff size in 1998 and 1999 and thus overhead on a temporary basis. During 2000, overhead expenses were incurred to develop the domestic ordinary life sales program which offset reductions achieved following the termination of the accident and health business described above and the consolidation of NSLIC and USLIC. Due to the consolidation of USLIC's and NSLIC's operations with CICA, management anticipates continued reductions in expenses through economies of scale.

                  In order to convert a majority of CICA's marketing overhead from fixed to variable, management contracted in early 1997 with an independent international marketing company to serve as managing agent for the Company's international marketing activities. This firm receives an overriding commission on all new business issued internationally in exchange for the absorption of all marketing, management and promotion activities. By taking such actions, management believes a significant amount of fixed overhead has been converted to a variable expense. Management has utilized firms such as this in previous periods with success in obtaining increases in new business and expense reductions.

                  Capitalized deferred policy acquisition costs increased 8.3% from $9,287,457 in 1999 to $10,056,287 in 2000. These costs were $7,941,829 in 1998. The increase in 2000 reflects increased fourth quarter sales of traditional whole life policies internationally. The 1999 increase reflects increased fourth quarter sales activity. Amortization of these costs was $8,521,972, $10,028,806 and $7,789,513, respectively in 2000,
                  1999 and 1998.

                  Amortization of cost of insurance acquired, excess of cost over net assets acquired and other intangibles decreased from $2,120,017 in 1999 to $1,995,660 in 2000. In 1998, such amortization was $2,100,433. As discussed above, management wrote off $9.5 million of the goodwill associated with the acquisition of American Liberty during the third quarter of 1998. Should production by the former agents of American Liberty, now representing CICA, not meet expected amounts due to the rate increases described above, additional write-offs could result. There remains approximately $2.8 million of goodwill related to American Liberty. New accounting rules regarding amortization of goodwill were proposed by the FASB during 2000. If implemented, annual amortization of such amounts would cease, and a change would occur only if goodwill on the balance sheet became unrecoverable. The Company has approximately $7.4 million of goodwill recorded at December 31, 2000. During 2000, $658,390 was amortized.

                  LIQUIDITY AND CAPITAL RESOURCES

                  Stockholders' equity increased from $72,266,969 at December 31, 1999 to $77,313,031 at December 31, 2000. The increase was attributable to net income of $2,052,741 earned in 2000 and unrealized losses, net of tax decreasing by $2,993,321 during 2000. Increases in the market value of the Company's bond portfolio caused by higher bond prices resulted in the change in unrealized losses. The Company paid a 7% stock dividend on December 31, 2000 to holders of record as of December 1, 2000. A similar 7% dividend was paid on December 31, 1999 to record holders on December 1, 1999. Both dividends were paid using Class A and B shares that were previously authorized but unissued. The dividends had the effect of transferring $11,497,886 and $10,649,736 respectively in 2000 and 1999 from retained earnings to Common Stock and Treasury Stock.

                  Invested assets increased to $194,203,327 in 2000 from $174,338,561 in 1999, an increase of 11.4%. A 14.4% increase in fixed maturities available-for-sale more than offset a 3.1% decrease in policy loans. At December 31, 2000 and 1999, fixed maturities have been categorized into two classifications: fixed maturities held-to-maturity, which are valued at amortized cost, and fixed maturities available-for-sale which are valued at fair market. The Company disposed of a number of bonds as it changed the mix of securities following the termination of its outside investment advisor. Fixed maturities held to maturity, amounting to $5,582,802 at December 31, 2000 consist of U.S. Treasury securities.
                   Management has the intent and believes the Company has the ability to hold the securities to maturity.

                  At December 31, 2000, decreases in interest rates of 100, 200 and 300 basis points, respectively, would result in increases in market values of investments in fixed maturities of approximately $2,505,000, $5,865,000 and $9,515,000, respectively. Conversely, increases in rates of 100, 200 and 300 basis points would generate losses of $6,502,000, $12,330,000 and $18,141,000, respectively. At December 31,
                  1999, decreases in interest rates of 100, 200 and 300 basis points, respectively, would result in increases in market values of approximately $385,000, $6,646,000 and $13,800,000, respectively. Increases in rates of 100, 200 and 300 basis points would generate decreases in market values of $10,981,000, $20,232,000 and $26,096,000, respectively.

                  Policy loans comprise 10.8% of invested assets at December 31, 2000 compared to 12.4% at December 31, 1999. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies.

                  Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

                  Cash balances of the Company in its primary depository, Chase Bank, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at December 31, 2000 and 1999. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. At December 31, 2000, management does not believe the Company is at significant risk for such a loss. During 2001, the Company intends to utilize callable securities issued by Federal agencies as cash management tools to minimize excess cash balances and enhance return.

                  CICA owned 2,085,244 shares (1,948,718 in 1999) of Citizens Class A common stock at December 31, 2000. Statutory accounting practices prescribed by the National Association of Insurance Commissioners (NAIC) and the State of Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of December 31, 2000 and 1999, the Company valued the shares in accordance with prescribed Statutory Accounting Practices. In the Citizens' consolidated financial statements, this stock is shown as treasury stock.

                  The NAIC has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 2000, CICA, CILIC and Excalibur were above required minimum levels.

                  Effective January 1, 2001, the NAIC has implemented codified rules for statutory accounting. These rules are subject to approval and implementation by each state. Colorado has notified CICA that it has adopted the codified accounting rules; however, certain state laws that differ from these rules should be followed. The primary difference between the Colorado statutes and the codified rules involve the establishment of a liability for future policy dividends payable. Under codification such reserve is mandated; however, Colorado has an exception if the difference between the premium charged and the maturity factor included in the premium on participating policies exceeds the reserve that would be established. Such is the case for CICA. As a result, CICA will not establish the reserve of approximately $3 million in its statutory financial statements.

                  Overall, the implementation of codification is expected to reduce the Company's surplus on a statutory accounting basis by approximately 3%.

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

                  Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective January 1, 2001. Management does not believe that SFAS No. 133, as amended, will have a significant effect on the financial position, results of operations or liquidity of the Company.

                  SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125" revises the rules to be followed when determining whether a special purpose entity (SPE) is a qualifying SPE (QSPE). SFAS No. 140 requires that a QSPE have at least 10% of its beneficial interests held by parties unrelated to the transferor and limits the amount and type of derivative instruments that a QSPE can hold. SFAS No. 140 requires that for a transfer to a QSPE to be accounted for as a sale, the transferor must not retain effective control over the transferred assets through a removal-of-accounts provision that allows the transferor to unilaterally reclaim specific transferred assets. SFAS No. 140 requires extensive disclosures about securitizations entered into during the period and retained interests in securitized financial assets at the balance sheet date, accounting policies, sensitivity information related to retained interests and cash flows distributed to the transferor. It is effective for transfers occurring after March 31, 2001. However, the expanded disclosures about securitizations and collateral are effective for fiscal years ending after December 15, 2000. Management does not believe that SFAS No. 140 will have a significant effect on the financial position, results of operations or liquidity of the Company.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The unrealized gains (losses) that could be caused by decreases and increases in the interest rates of 100, 200 and 300 basis points, respectively, on the Company's available-for-sale fixed maturities is as follows at December 31, 2000 and 1999:

                                       Decreases in Interest Rates                       Increases in Interest Rates
                                       ---------------------------                       ---------------------------
                                300 BASIS       200 BASIS      100 BASIS        100 BASIS         200 BASIS         300 BASIS
                                 POINTS          POINTS         POINTS            POINTS           POINTS             POINTS
                                 ------          ------         ------            ------           ------             ------
December 31, 2000             $ 9,515,000      $5,865,000     $2,505,000      $ (6,502,000)     $(12,330,000)      $(18,141,000)
                              ===========      ==========     ==========      =============     =============      =============
December 31, 1999             $13,800,000      $6,646,000     $  385,000      $(10,981,000)     $(20,232,000)      $(10,981,000)
                              ===========      ==========     ==========      =============     =============      =============

                  There are no fixed maturities or other investments that the Company classifies as trading instruments. At December 31,2000 and 1999, there were no investments in derivative instruments.

                  The Company has minimal investment in equity securities. The overall credit rating of the fixed maturity portfolio is Agency. Approximately 73.4% of the fixed maturities owned by the Company at December 31, 2000 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government. See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                                           PAGE
                                                                                         REFERENCE
                                                                                         ---------
Independent auditors' report                                                                34
Consolidated statements of financial position at
     December 31, 2000 and 1999                                                            35-36
Consolidated statements of operations
     - years ended December 31, 2000, 1999 and 1998                                        37-38
Consolidated statements of stockholders' equity and comprehensive
     Income (loss)- years ended December 31, 2000, 1999 and 1998                            39
Consolidated statements of cash flows
     - years ended December 31, 2000, 1999 and 1998                                        40-41
Notes to consolidated financial statements                                                 42-61
Schedules at December 31, 2000 and 1999:

     Schedule II - Condensed Financial
     Information of Registrant                                                             62-64
Schedules for each of the years in the three-year
     Period ended December 31, 2000:

         Schedule IV - Reinsurance                                                          65

         All other schedules have been omitted as the required information is inapplicable or the information required is presented in the financial statements or the notes thereto filed elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the 24 months preceding the date of the audited financial statements of Citizens included herein, there has been no change of accountants made by Citizens, nor has it reported on Form 8-K any disagreements between the Company and its independent accountants.

                                    PART III

Items 10, 11, 12, and 13 of this Report incorporate by reference the information in the Company's definitive proxy material under the headings "Stock and Principal Stockholders," "Control of the Company," "Election of Directors," "Executive Officers," "Executive Officer and Director Compensation" and "Certain Reports" to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

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

       (a)    3 EXHIBITS

                  The following exhibits are incorporated by reference herein or filed herewith as indicated.

                                                                                                          EXHIBIT
  EXHIBIT NO.                                          DESCRIPTION                                        PAGE NO.
  -----------                                          -----------                                        --------
      (1)               Underwriting Agreement                                                              N/A

      (2)               Plan of acquisition, reorganization, arrangement, liquidation or
                        succession                                                                          (e)

      (3)               3.1    Articles of Incorporation; as amended                                        (d)

                        3.2    Bylaws                                                                       N/A

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

                                                                                                          EXHIBIT
  EXHIBIT NO.                                          DESCRIPTION                                        PAGE NO.
  -----------                                          -----------                                        --------
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

      (18)              Letter re:     Change in accounting principles                                      N/A

      (19)              Report furnished to security holders                                                N/A

      (20)              Other documents or statements to security holders                                   N/A

      (21)              Subsidiaries of the registrant                                                     Filed
                                                                                                          Herewith

                                                                                                          EXHIBIT
  EXHIBIT NO.                                          DESCRIPTION                                        PAGE NO.
  -----------                                          -----------                                        --------
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

      (23)              Consents of expert and counsel                                                     Filed
                                                                                                          Herewith

      (24)              Power of Attorney                                                                   See
                                                                                                         signature
                                                                                                            page

      (25)              Statement of eligibility of trustee                                                 N/A

      (26)              Invitations for competitive bids                                                    N/A

      (27)              (Removed and Reserved)                                                              N/A

      (99)              Additional Exhibits                                                                 N/A

----------------------------

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

(k) Filed as a part of the Registration Statement on Form S-4, SEC File No. 333--67091, on or about November 10, 1998 and incorporated herein by reference.

       (b)    REPORTS ON FORM 8-K

A Report on Form 8-K was filed by Citizens on November 3, 2000 regarding the promotion of Rick D. Riley to Chief Executive Officer.

                                 CITIZENS, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                                                                         PAGE
                                                                       REFERENCE
Independent auditors' report                                               34

Consolidated statements of financial position at
     December 31, 2000 and 1999                                          35-36

Consolidated statements of operations
     - years ended December 31, 2000, 1999 and 1998                      37-38

Consolidated statements of stockholders' equity and comprehensive
     income (loss)- years ended December 31, 2000, 1999 and 1998           39

Consolidated statements of cash flows
     - years ended December 31, 2000, 1999 and 1998                      40-41

Notes to consolidated financial statements                               42-61

Schedules at December 31, 2000 and 1999:

     Schedule II - Condensed Financial
     Information of Registrant                                           62-64

Schedules for each of the years in the three-year period ended December 31, 2000:

         Schedule IV - Reinsurance                                         65

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                                       KPMG LLP

Dallas, Texas
March 9, 2001

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                           DECEMBER 31, 2000 AND 1999



                                ASSETS                            2000             1999
                                ------                        ------------     ------------
Investments:
     Fixed maturities held-to-maturity, at amortized cost     $  5,582,802     $  5,594,745
     Fixed maturities available-for-sale, at fair value        164,945,698      144,214,555
     Equity securities available-for-sale, at fair value           675,726          717,812
     Mortgage loans on real estate                               1,178,668        1,374,204
     Policy loans                                               20,884,136       21,556,344
     Other long-term investments                                   936,297          880,901
                                                              ------------     ------------
                          Total investments                    194,203,327      174,338,561

Cash and cash equivalents                                        4,064,035       11,149,084
Accrued investment income                                        2,222,583        1,761,071
Reinsurance recoverable                                          2,662,724        2,183,729
Deferred policy acquisition costs                               38,052,352       36,518,037
Other intangible assets                                          1,675,325        1,982,525
Federal income tax recoverable                                     174,978               --
Deferred federal income tax                                      4,628,750        6,182,764
Cost of insurance acquired                                       6,156,424        7,186,494
Excess of cost over net assets acquired                          7,362,654        8,021,044
Property, plant and equipment                                    5,469,583        5,071,735
Other assets                                                     1,169,629        1,089,742
                                                              ------------     ------------
                        Total assets                          $267,842,364     $255,484,786
                                                              ============     ============


                                                                     (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999

                  LIABILITIES AND STOCKHOLDERS' EQUITY                                 2000                1999
                  ------------------------------------                             -------------      -------------
Liabilities:
     Future policy benefit reserves:
         Life insurance                                                            $ 161,869,267      $ 154,352,032
         Annuities                                                                     4,170,884          4,023,827
         Accident and health                                                           9,229,156          9,037,337


     Dividend accumulations                                                            4,749,321          4,854,835
     Premium deposits                                                                  3,033,514          2,725,016
     Policy claims payable                                                             2,866,110          3,591,289
     Other policyholders' funds                                                        2,245,947          2,070,950
                                                                                   -------------      -------------
                        Total policy liabilities                                     188,164,199        180,655,286

     Other liabilities                                                                 1,355,718            901,636
     Commissions payable                                                               1,009,416            530,928
     Federal income tax payable                                                                           1,129,967
                                                                                   -------------      -------------
                           Total liabilities                                         190,529,333        183,217,817
                                                                                   -------------      -------------

Stockholders' equity:
     Common stock:
         Class A, no par value, 50,000,000 shares authorized, 26,622,383 shares issued in 2000 and 24,880,731 in 1999, including shares in
              treasury of 2,225,819 in 2000 and 2,080,206 in 1999                     79,701,590         67,510,026
         Class B, no par value, 1,000,000 shares
              authorized, 711,040 shares issued and
              outstanding in 2000 and 664,523 in 1999                                    910,482            584,863
     Retained earnings                                                                 1,311,655         10,756,800
     Accumulated other comprehensive loss:
         Unrealized investment loss, net of tax                                         (718,135)        (3,711,456)
                                                                                   -------------      -------------
                                                                                      81,205,592         75,140,233
     Treasury stock, at cost                                                          (3,892,561)        (2,873,264)
                                                                                   -------------      -------------
                       Total stockholders' equity                                     77,313,031         72,266,969
                                                                                   -------------      -------------

                                                                                   $ 267,842,364      $ 255,484,786
                                                                                   =============      =============


See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                         2000              1999              1998
                                                     ------------      ------------      ------------
Revenues:
     Premiums:
         Life insurance                              $ 45,987,689      $ 48,172,160      $ 49,032,491
         Accident and health                            7,235,685        10,886,317         9,857,844
         Annuity and universal life
            considerations                                228,479           261,880           263,994
     Net investment income                             12,550,754        11,636,940        11,279,125
     Realized gains                                        86,569           310,890         1,614,388
     Other income                                         588,940           667,320           664,084
     Interest expense                                          --           (58,449)          (27,011)
                                                     ------------      ------------      ------------
                 Total revenues                        66,678,116        71,877,058        72,684,915
                                                     ------------      ------------      ------------

Benefits and expenses:
     Insurance benefits paid or provided:
         Increase in future
              policy benefit reserves                   7,265,347         7,371,214         8,279,056
         Policyholders' dividends                       3,037,343         2,843,681         3,025,746
         Claims and surrenders                         30,370,996        34,747,480        31,592,740
         Annuity expenses                                 468,752           517,819           436,030
                                                     ------------      ------------      ------------
                  Total insurance
                  benefits paid or provided            41,142,438        45,480,194        43,333,572

     Commissions                                       12,411,053        12,234,053        12,501,426
     Other underwriting, acquisition
         and insurance expenses                        10,139,539        10,328,996        11,079,065
     Capitalization of deferred policy
         acquisition costs                            (10,056,287)       (9,287,457)       (7,941,829)
     Amortization of deferred policy
         acquisition costs                              8,521,972        10,028,806         7,789,513
     Amortization of cost of insurance
         acquired, excess of cost
         over net assets acquired
            and other intangibles                       1,995,660         2,120,017        11,600,433
                                                     ------------      ------------      ------------

                     Total benefits and expenses       64,154,375        70,904,609        78,362,180
                                                     ------------      ------------      ------------

                                                                     (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                              2000        1999          1998
                                           ----------  ----------   -----------
Income (loss) before Federal income
    tax                                    $2,523,741  $  972,449   $(5,677,265)
Federal income tax expense (benefit)          471,000    (298,623)    1,043,428
                                           ----------  ----------   -----------

    Net income (loss)                      $2,052,741  $1,271,072   $(6,720,693)
                                           ==========  ==========   ===========

      Basic and diluted earnings (loss)
per share of common stock                  $      .08  $      .05   $      (.27)
                                           ==========  ==========   ===========


See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                       ACCUMULATED
                                                                                          OTHER
                                                COMMON STOCK                          COMPREHENSIVE        TOTAL
                                        ----------------------------     RETAINED         INCOME         TREASURY      STOCKHOLDERS'
                                           CLASS A         CLASS B       EARNINGS         (LOSS)           STOCK           EQUITY
                                        ------------    ------------   ------------   -------------    ------------    -------------
BALANCE AT DECEMBER 31, 1997            $ 52,790,643    $    283,262   $ 26,856,157    $  1,580,790    $ (1,929,154)   $ 79,581,698
                                        ------------    ------------   ------------    ------------    ------------    ------------
   Comprehensive loss:
   Net loss                                                              (6,720,693)                                     (6,720,693)
   Unrealized investment gains, net               --              --             --       2,042,674              --       2,042,674
                                        ------------    ------------   ------------    ------------    ------------    ------------
   Comprehensive loss                             --              --     (6,720,693)      2,042,674                      (4,678,019)
                                        ------------    ------------   ------------    ------------    ------------    ------------
   BALANCE AT DECEMBER 31, 1998         $ 52,790,643    $    283,262   $ 20,135,464    $  3,623,464    $ (1,929,154)   $ 74,903,679
                                        ------------    ------------   ------------    ------------    ------------    ------------
  Comprehensive loss:
   Net income                                     --              --      1,271,072              --              --       1,271,072
   Unrealized investment losses, net              --              --             --      (7,334,920)             --      (7,334,920)
                                        ------------    ------------   ------------    ------------    ------------    ------------
 Comprehensive loss                               --              --      1,271,072      (7,334,920)             --      (6,063,848)
                                        ------------    ------------   ------------    ------------    ------------    ------------
 Acquisition of Investors                  3,427,138              --             --              --                       3,427,138
Stock dividend                            11,292,245         301,601    (10,649,736)             --        (944,110)             --
                                        ------------    ------------   ------------    ------------    ------------    ------------
 BALANCE AT DECEMBER 31, 1999           $ 67,510,026    $    584,863   $ 10,756,800    $ (3,711,456)   $ (2,873,264)   $ 72,266,969
                                        ------------    ------------   ------------    ------------    ------------    ------------
 Comprehensive income:
   Net income                                     --              --      2,052,741              --              --       2,052,741
   Unrealized investment gains, net                                              --       2,993,321                       2,993,321
                                        ------------    ------------   ------------    ------------    ------------    ------------
 Comprehensive income                             --              --      2,052,741       2,993,321              --       5,046,062
 Stock dividend                           12,191,564         325,619    (11,497,886)             --      (1,019,297)             --
                                        ------------    ------------   ------------    ------------    ------------    ------------
 BALANCE AT DECEMBER 31, 2000           $ 79,701,590    $    910,482   $  1,311,655    $   (718,135)   $ (3,892,561)   $ 77,313,031
                                        ============    ============   ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                        2000                 1999                 1998
                                                                    ------------         ------------         ------------
Cash flows from operating activities:
     Net income (loss)                                              $  2,052,741         $  1,271,072         $ (6,720,693)
     Adjustments to reconcile net income to
         net cash provided by operating activities,
           net of assets acquired:
             Realized gains                                              (86,569)            (310,890)          (1,614,388)
               Accrued investment income                                (461,512)              79,319              204,447
               Net deferred policy acquisition costs                  (1,534,315)             741,349             (152,316)
               Amortization of cost of insurance
                  acquired, excess cost over
                  net assets acquired and other
                  intangibles                                          1,995,660            2,120,017           11,600,433
                Depreciation                                             608,533              510,755              493,691
Change in:
     Reinsurance recoverable                                            (478,995)            (427,811)             313,862
     Future policy benefit reserves                                    7,856,111            7,169,153            8,057,287
     Other policy liabilities                                           (347,198)             (25,336)           1,105,031
     Deferred federal income tax                                          12,000           (1,704,321)          (1,477,949)
     Federal income tax                                               (1,304,945)            (404,302)             771,277
     Commissions payable and other liabilities                           932,570           (1,763,567)            (682,884)
     Other, net                                                          157,828              376,787            1,237,829
                                                                    ------------         ------------         ------------
           Net cash provided by operating activities                   9,401,909            7,632,225           13,135,627
                                                                    ------------         ------------         ------------
Cash flows from investing activities:
     Sale of fixed maturities, available-for-sale                     10,325,965            1,630,775           28,476,347
     Maturity of fixed maturities, available-for-sale                 30,559,981           10,260,075              688,037
     Purchase of fixed maturities, available-for-sale                (57,178,261)         (18,742,695)         (39,392,056)
     Sale of equity securities, available-for-sale                            88               92,500              151,923
     Principal payments on mortgage loans                                195,536              186,553              391,538
     Mortgage loans funded                                                    --                   --             (665,000)
     Guaranteed student loans funded                                          --               (6,287)             (32,338)
     Guaranteed student loans sold                                            --               10,960              119,346
     Sale of other long-term investments and property, plant
         and equipment                                                    10,949               13,799            2,702,877


                                                                     (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                        2000                 1999                 1998
                                                                   ------------         ------------         ------------
Cash and cash equivalents provided by
     mergers and acquisitions                                      $         --         $  1,512,255         $         --
Increase (decrease) in policy loans, net                                672,208             (559,425)            (530,735)
Purchase of other long-term investments and property, plant
     and equipment                                                   (1,073,424)            (717,046)          (1,027,697)
                                                                   ------------         ------------         ------------
          Net cash used by investing activities                     (16,486,958)          (6,318,536)          (9,117,758)
                                                                   ------------         ------------         ------------

Cash flows used by financing activities:
     Payments on notes payable                                               --             (333,333)            (604,097)
                                                                   ------------         ------------         ------------

Net increase (decrease) in cash and cash equivalents                 (7,085,049)             980,356            3,413,772
                                                                   ------------         ------------         ------------
Cash and cash equivalents at beginning of year                       11,149,084           10,168,728            6,754,956
                                                                   ------------         ------------         ------------
Cash and cash equivalents at end of year                           $  4,064,035         $ 11,149,084         $ 10,168,728
                                                                   ============         ============         ============

Supplemental:

                                                                       2000                 1999                 1998
                                                                   ------------         ------------         ------------
         Cash paid during the year for:
              Interest                                             $         --         $     43,810         $     41,650
                                                                   ============         ============         ============
              Income taxes                                         $  1,763,945         $  1,810,000         $  1,750,100
                                                                   ============         ============         ============

Supplemental disclosures of non-cash investing and financing activities:

The Company issued Class A common stock and cash to purchase all of the capital stock of Investors in 1999. In conjunction with the acquisition, cash and cash equivalents were provided as follows:

                                                                      1999
                                                                  -----------
           Fair value of capital stock issued                     $ 3,427,138
           Fair value of tangible assets acquired
               excluding cash and cash equivalents                 (1,658,547)
           Fair value of intangible assets acquired                  (353,703)
           Liabilities assumed                                         97,367
                                                                  -----------
           Cash and cash equivalents provided by
                mergers and acquisitions                          $ 1,512,255
                                                                  ===========
           Issuance of 609,269 Class A shares                     $ 3,427,138
                                                                  ===========


See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    NATURE OF BUSINESS

              The consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977 and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Central Investors Life Insurance Company of Illinois (CILIC), First Investors Group, Inc. (Investors) and Excalibur Insurance Corporation (Excalibur). Citizens and its consolidated subsidiaries are collectively referred to as "the Company."

              American Liberty Financial Corporation (ALFC) and its subsidiaries, American Liberty Life Insurance Company (ALLIC), First American Investment Corp. (FAIC) and American Liberty Exploration Company (ALEC) were acquired by Citizens in September 1995. Effective January 1, 1997, ALFC was merged into Citizens and ALLIC was merged into CICA. American Investment Network (AIN), which was acquired in June 1997, owned United Security Life Insurance Company (USLIC). During 1998, AIN was liquidated into CICA. Insurance Investors and Holding Company (IIH), which was acquired in March 1996, owned CILIC. During 1998, IIH was liquidated and merged into CICA. National Security Life and Accident Insurance Company (NSLIC) was merged into CICA effective January 1, 2000 and USLIC was merged into CICA effective October 1, 2000.

              Citizens provides life and health insurance policies through three of its subsidiaries - CICA, CILIC and Excalibur. CICA sells ordinary whole-life policies internationally and burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies, throughout the southern United States. Excalibur sells life insurance business throughout the State of Illinois.

              CILIC does not actively market insurance policies, but does administer an in-force block of life insurance.

              III provides aviation transportation to the Company. CTI provides data processing systems and services to the Company. FHA is a funeral home operator.

        (b)   BASIS OF PRESENTATION

              The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant intercompany accounts and transactions have been eliminated.

       (c)    INVESTMENTS, OTHER THAN AFFILIATES

              Fixed maturities consist primarily of bonds, which the Company has the ability and intent to hold to maturity, and are carried at amortized cost. Fixed maturities, which may be sold prior to maturity to support the Company's investment strategies, are considered held as available-for-sale and carried at fair value as of the balance sheet date. Equity securities include non-redeemable preferred stock and are reported at fair value.

              Unrealized appreciation (depreciation) of equity securities and fixed maturities held as available-for-sale is shown as a separate component of stockholders' equity, net of tax, and is a separate component of comprehensive income.

              Mortgage loans on real estate, policy loans, and guaranteed student loans are reported at unpaid principal balances less an allowance for uncollectible amounts. Mortgage loans have an allowance for uncollectible amounts of $50,000 at December 31, 2000 and 1999 which was estimated by the Company based upon historical amounts that proved uncollectible.

              Other long-term investments consist primarily of real estate that is recorded at the lower of fair value, minus estimated costs to sell, or cost. If the fair value of the real estate minus estimated costs to sell is less than cost, a valuation allowance is provided for the deficiency. Increases in the valuation allowance are charged to income.

              A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

              Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

              Policy loans and other investments are primarily reported at cost.

              The Company has assets with a fair value of $9,420,063 at December 31, 2000 and $9,261,668 at December 31, 1999 on deposit with various state regulatory authorities to fulfill statutory requirements.

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

       (e)    DEFERRED POLICY ACQUISITION COSTS AND COST OF INSURANCE ACQUIRED

              Acquisition costs, consisting of commissions and policy issuance, underwriting and agency expenses that relate to and vary with the production of new business, are deferred. These deferred policy acquisition costs are amortized primarily over the estimated premium paying period of the related policies in proportion to the ratio of the annual premium recognized to the total premium revenue anticipated using the same assumptions as were used in computing liabilities for future policy benefits.

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

       (h)    PARTICIPATING POLICIES

              At December 31, 2000 and 1999, participating business approximated 57% and 59%, respectively, of life insurance in-force and premium income. The amount of dividends to be paid is determined annually by the Board of Directors.

       (i)    EARNINGS PER SHARE

              Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the years ended December 31, 2000, 1999 and 1998 were 25,107,604, 25,057,913 and 24,484,989, respectively. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% stock dividend declared on October 31, 2000, payable on December 31, 2000 to holders of record as of December 1, 2000 and a 7% stock dividend declared on November 2, 1999, payable on December 31, 1999 to holders of record as of December 1, 1999. The 2000 stock dividend resulted in the issuance of 1,887,265 Class A shares (including 145,613 shares in treasury) and 46,517 Class B shares and the 1999 stock dividend resulted in the issuance of 1,763,805 Class A shares (including 136,091 shares in treasury) and 43,474 Class B shares.

       (j)    INCOME TAXES

              For the year ended December 31, 2000, the Company plans to file three separate tax returns as follows: 1) Citizens, Inc., CICA and all direct non-life subsidiaries, 2) Excalibur and 3) CILIC.

              For the year ended December 31, 1999, the Company filed five separate tax returns as follows: 1) Citizens, Inc., CICA and all direct non-life subsidiaries, 2) Excalibur, 3) USLIC, 4) NSLIC and
              5) CILIC.

              For the year ended December 31, 1998, the Company filed six separate tax returns as follows: 1) Citizens, Inc., CICA, and all direct non-life subsidiaries, 2) Investors, 3) Excalibur, 4)USLIC,
              5) NSLIC, and 6) CILIC.

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

              Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective January 1, 2001. Management does not believe SFAS No. 133, as amended, will have a significant effect on the financial position, results of operations or liquidity of the Company.

              SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125" revises the rules to be followed when determining whether a special purpose entity (SPE) is a qualifying SPE (QSPE). SFAS No. 140 requires that a QSPE have at least 10% of its beneficial interests held by parties unrelated to the transferor and limits the amount and type of derivative instruments that a QSPE can hold. SFAS No. 140 requires that for a transfer to a QSPE to be accounted for as a sale, the transferor must not retain effective control over the transferred assets through a removal-of-accounts provision that allows the transferor to unilaterally reclaim specific transferred assets. SFAS No. 140 requires extensive disclosures about securitizations entered into during the period and retained interests in securitized financial assets at the balance sheet date, accounting policies, sensitivity information related to retained interests and cash flows distributed to the transferor. It is effective for transfers occurring after March 31, 2001. However, the expanded disclosures about securitizations and collateral are effective for fiscal years ending after December 15, 2000. Management does not believe that SFAS No. 140 will have a significant effect on the financial position, results of operations or liquidity of the Company.

       (l)    CASH EQUIVALENTS

              The Company considers as cash equivalents all securities whose duration does not exceed ninety days at the date of acquisition.

       (m)    DEPRECIATION

              Depreciation is calculated on a straight-line basis using estimated useful lives ranging from 3 to 10 years. Leasehold improvements are depreciated over the estimated life of 30 years.

       (n)    USE OF ESTIMATES

              The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

       (o)    RECLASSIFICATIONS

              Certain reclassifications have been made to the 1999 and 1998 amounts to conform to the 2000 presentation.

 (2)          INVESTMENTS

              The cost, gross unrealized gains and losses and fair value of investments of fixed maturities and equity securities available-for-sale, as of December 31, 2000 and 1999, are as follows:

                                                                               2000
                                              ------------------------------------------------------------------------
                                                                      GROSS              GROSS
                                                                   UNREALIZED          UNREALIZED             FAIR
                                                  COST                GAINS              LOSSES              VALUE
                                              ------------        ------------        ------------        ------------
Fixed maturities held-to-maturity:
     US Treasury securities                   $  5,582,802        $      6,198        $         --        $  5,589,000
                                              ============        ============        ============        ============

Fixed maturities available-for-sale:
US Treasury securities and
     obligations of US government
     corporations and agencies                  36,355,133             467,241             422,705          36,399,669
Public utilities                                 2,327,073                 793             141,665           2,186,201
Debt securities issued by States
    of the United States and political
    Subdivisions of the States                   3,583,666              17,216              28,583           3,572,299
Corporate securities                            17,235,989             135,458             869,857          16,501,590
Mortgage-backed securities                     106,494,411             946,837           1,155,309         106,285,939
                                              ------------        ------------        ------------        ------------
              Total fixed maturities
                  available-for-sale          $165,996,272        $  1,567,545        $  2,618,119        $164,945,698
                                              ============        ============        ============        ============
              Total equity securities
                  available-for-sale          $    713,235        $     15,872        $     53,381        $    675,726
                                              ============        ============        ============        ============

                                                                              1999
                                             ------------------------------------------------------------------------
                                                                     GROSS              GROSS
                                                                   UNREALIZED         UNREALIZED             FAIR
                                                 COST                GAINS              LOSSES               VALUE
                                             ------------        ------------        ------------        ------------
Fixed maturities held-to-maturity:
     US Treasury securities                  $  5,594,745        $         --        $    388,495        $  5,206,250
                                             ============        ============        ============        ============


Fixed maturities available-for-sale:
US Treasury securities and
     obligations of US government
     corporations and agencies                 43,573,934             139,888           1,435,222          42,278,600
Public utilities                                2,258,495                 745             182,048           2,077,192
Debt securities issued by States
      of the United States and political
      Subdivisions of the States                5,847,282              35,582             129,039           5,753,825

Corporate securities                           22,243,158             228,217             551,430          21,919,945
Mortgage-backed securities                     75,916,624              62,503           3,794,134          72,184,993
                                             ------------        ------------        ------------        ------------
              Total fixed maturities
                  available-for-sale         $149,839,493        $    466,935        $  6,091,873        $144,214,555
                                             ============        ============        ============        ============
              Total equity securities
                  available-for-sale         $    716,293        $     50,994        $     49,475        $    717,812
                                             ============        ============        ============        ============

       The amortized cost and fair value of fixed maturities at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                        FIXED MATURITIES HELD-TO-MATURITY

                                                 AMORTIZED
                                                    COST       FAIR VALUE
Due after ten years                              $5,582,802    $5,589,000
                                                 ==========    ==========

                       FIXED MATURITIES AVAILABLE-FOR-SALE

                                               AMORTIZED
                                                  COST             FAIR VALUE
                                              ------------        ------------
Due in one year or less                       $  1,431,065        $  1,434,993
Due after one year through five years            9,650,824           9,555,249
Due after five years through ten years          22,997,012          22,757,793
Due after ten years                             25,422,960          24,911,724
                                              ------------        ------------
                                                59,501,861          58,659,759
Mortgage-backed securities                     106,494,411         106,285,939
                                              ------------        ------------
         Totals                               $165,996,272        $164,945,698
                                              ============        ============

       The Company had no investments in any one entity that exceeded 10% of stockholders' equity at December 31, 2000 other than investments guaranteed by the U.S. Government.

       The Company's investment in mortgage loans is concentrated 28% in Colorado, 41% in Texas and 31% in Mississippi as of December 31, 2000.

       Major categories of net investment income are summarized as follows:

                                                         YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------
                                              2000                 1999                 1998
                                          ------------         ------------         ------------
Investment income on:
     Fixed maturities                     $ 10,885,567         $  9,795,297         $  9,070,636
     Equity securities                          51,401               52,252               61,623
     Mortgage loans on real estate             124,092              121,818              145,325
     Policy loans                            1,532,238            1,571,863            1,492,733
     Long-term investments                     852,117              829,599              900,276
     Other                                     191,354              451,411              616,958
                                          ------------         ------------         ------------
                                            13,636,739           12,822,240           12,287,551
Investment expenses                         (1,086,015)          (1,185,300)          (1,008,426)
                                          ------------         ------------         ------------
Net investment income                     $ 12,550,754         $ 11,636,940         $ 11,279,125
                                          ============         ============         ============

Equity securities of $23,328 as of December 31, 2000, did not produce income during the preceding 12 months.

Proceeds and gross realized gains (losses) from sales and maturities of fixed maturities available-for-sale for 2000, 1999 and 1998 are summarized as follows:

                                           YEAR ENDED DECEMBER 31,
                               ----------------------------------------------
                                   2000             1999             1998
                               ------------     ------------     ------------
Proceeds                       $ 40,885,946     $ 11,890,850     $ 29,164,384
                               ============     ============     ============
Gross realized gains           $    284,038     $    344,002     $    452,105
                               ============     ============     ============
Gross realized (losses)        $   (193,801)    $    (36,325)    $    (45,268)
                               ============     ============     ============

Proceeds and gross realized gains (losses) from sales of equity securities available-for-sale for 2000, 1999 and 1998 are summarized as follows:

                                                 YEAR ENDED DECEMBER 31,
                                           ----------------------------------
                                             2000         1999         1998
                                           --------     --------     --------
Proceeds                                   $     88     $ 92,500     $151,923
                                           ========     ========     ========
Gross realized gains                       $     --     $     --     $     --
                                           ========     ========     ========
Gross realized (losses)                    $ (2,970)    $ (6,477)    $(16,319)
                                           ========     ========     ========

Realized gains (losses) are as follows:

                                               YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                       2000            1999            1998
                                    -----------     -----------     -----------
Realized gains (losses):
     Fixed maturities               $    90,237     $   307,677     $   406,837
     Equity securities                   (2,970)         (6,477)        (16,319)
     Other                                 (698)          9,690       1,223,870
                                    -----------     -----------     -----------
Net realized gains                  $    86,569     $   310,890     $ 1,614,388
                                    ===========     ===========     ===========

(3)    COST OF INSURANCE ACQUIRED AND EXCESS OF COST OVER NET ASSETS ACQUIRED

       Cost of insurance acquired is summarized as follows:

                                               YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                       2000            1999            1998
                                   ------------    ------------    ------------
Balance at beginning of period     $  7,186,494    $  8,290,853    $ 10,639,667
Increase (decrease) related to
   Acquisitions                              --          50,000        (877,904)
   Interest                             538,988         625,251         797,975
   Amortization                      (1,569,058)     (1,779,610)     (2,268,885)
                                   ------------    ------------    ------------
Balance at end of period           $  6,156,424    $  7,186,494    $  8,290,853
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

                    YEAR                       AMOUNT
                    ----                     ----------
                    2001                     $1,254,416
                    2002                        917,660
                    2003                        811,552
                    2004                        718,515
                    2005                        664,301
                    Thereafter                1,789,980

       Excess of cost over net assets acquired is summarized as follows:

                                               YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                                    ACCUMULATED
                                        GROSS       AMORTIZATION        NET
                                     ------------   ------------   ------------
Balance at December 31, 1997         $ 20,179,342   $ (2,713,219)  $ 17,466,123

   Increase related to acquisitions       852,498             --        852,498

   Impairment loss                     (9,500,000)            --     (9,500,000)

   Amortization                                --       (442,822)      (442,822)
                                     ------------   ------------   ------------
Balance at December 31, 1998           11,531,840     (3,156,041)     8,375,799

   Increase related to acquisitions       303,703             --        303,703

   Amortization                                --       (658,458)      (658,458)
                                     ------------   ------------   ------------

Balance at December 31, 1999         $ 11,835,543   $ (3,814,499)  $  8,021,044


   Amortization                                --       (658,390)      (658,390)
                                     ------------   ------------   ------------
Balance at December 31, 2000         $ 11,835,543   $ (4,472,889)  $  7,362,654
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

The following table presents information on changes in the liability for accident and health policy and contract claims for the years ended December 31, 2000 and 1999.

                                                           2000               1999
                                                           ----               ----
Policy and contract claims payable at January 1        $ 2,009,144         $2,390,618

Add claims incurred, related to:
  Current year                                           5,176,481          8,673,369
  Prior years                                              (17,858)            12,849
                                                       -----------         ----------
                                                         5,158,623          8,686,218
Deduct claims paid, related to:
  Current year                                           4,080,331          5,450,160
  Prior years                                            1,717,017          3,617,532
                                                       -----------         ----------
                                                         5,797,348          9,067,692
                                                       -----------         ----------
Policy and contract claims payable, December 31        $ 1,370,419         $2,009,144
                                                       ===========         ==========


       The development of prior year claim reserves reflects normal changes in actuarial estimates.

(5)    REINSURANCE

       In the normal course of business, the Company reinsures portions of certain policies that it underwrites to limit disproportionate risks. During 2000, the Company retained varying amounts of individual insurance up to a maximum retention of $75,000 on any life. On health policies there are varying retention limits ranging from $25,000 to $35,000 depending on the product with some of the supplemental hospital and surgical policies reinsured on a quota share basis. The Company's share of risk on the quota share reinsurance ranges from 25% to 50%. The Company remains contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

       Assumed and ceded reinsurance activity for 2000 and 1999 is summarized as follows:

                                                                   2000                   1999
                                                                   ----                   ----
Aggregate assumed life insurance in-force                     $   326,267,000        $   273,146,000
                                                              ===============        ===============
Aggregate ceded life insurance in-force                       $  (272,150,000)       $  (278,689,000)
                                                              ===============        ===============
Total life insurance in-force                                 $ 2,294,640,000        $ 2,192,301,000
                                                              ===============        ===============


       Premiums and claims and surrenders assumed and ceded for the years ended December 31, 2000, 1999 and 1998:

                                         2000                1999                1998
                                         ----                ----                ----
Premiums assumed                     $    95,068         $   484,746         $   231,410
                                     ===========         ===========         ===========
Premiums ceded                       $(2,494,798)        $(2,539,155)        $(3,368,690)
                                     ===========         ===========         ===========

Claims and surrenders assumed        $    87,025         $   481,899         $   234,037
                                     ===========         ===========         ===========
Claims and surrenders ceded          $(1,710,160)        $(1,762,195)        $(1,690,643)
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

       Generally, the net assets of the insurance subsidiaries available for transfer to Citizens are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Payments of dividends in excess of such amounts would generally require approval by the regulatory authorities. Based upon statutory net gain from operations and surplus of the individual insurance companies as of and for the year ended December 31, 2000 approximately $3,400,000 of dividends could be paid to Citizens without prior regulatory approval.

       CICA, CILIC and Excalibur have calculated their risk based capital (RBC) in accordance with the National Association of Insurance Commissioners' Model Rule and the RBC rules as adopted by their respective state of domicile. The RBC as calculated for CICA, CILIC and Excalibur exceeded levels requiring company or regulatory action.

(7)    MERGERS AND ACQUISITIONS

       In March 1997, the Company acquired the remaining 5.2% minority interest in FAIC, a 94.8% subsidiary of ALFC. The Company issued 134,125 shares of the Company's Class A stock to consummate this transaction. The excess of cost over net assets acquired amounted to $1,065,696 (of which $399,353 was written off concurrent with the acquisition) and is being amortized over 10 years. Effective January 1, 1997, AFLC was merged into Citizens and FAIC was merged into CICA.

       On October 28, 1996, CICA announced that it had signed definitive written agreements for the acquisition of AIN, a Jackson, Mississippi, based life insurance holding company and its wholly-owned subsidiary USLIC with $7.5 million in assets, $3.4 million of stockholders' equity, revenues of $3.2 million and $67 million of life insurance in-force. The AIN agreement provided that following the acquisition by CICA, AIN shareholders would receive 1 share of Citizens, Inc. Class A Common Stock for each 7.2 shares of AIN Common Stock owned. The Company issued approximately 700,000 Class A shares in connection with the transaction, which was accounted for as a purchase and was consummated on June 19, 1997. The excess of cost over net assets acquired amounted to

       $875,000 and is being amortized over 20 years. During 1998, AIN was liquidated and USLIC became a wholly-owned subsidiary of CICA.

       On August 13, 1997, Citizens signed a definitive agreement to acquire 100% of the outstanding shares of NSLIC of Arlington, Texas for $1.7 million in cash and restricted stock. The transaction, which was accounted for as a purchase, was consummated on November 20, 1997. The excess of cost over net assets acquired amounted to $625,567 and is being amortized over 10 years. In conjunction with the acquisition, the Company and two executives of NSLIC executed employment agreements that require the executives to provide services to the Company for 42 months. The employees will be compensated $8,333 a month for the first twelve months escalating to $12,500 a month for the remaining thirty months.

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

       Effective January 1, 2000, NSLIC was merged with and into CICA. Additionally, effective October 1, 2000, USLIC was merged with and into CICA.

(8)    CONTINGENCIES

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

(9)    SEGMENT INFORMATION

       The Company has two reportable segments identified by geographic area:
       International Business and Domestic Business. International Business consisting of ordinary whole-life business is sold throughout Central and South America. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars paid in the U.S. Domestic Business consisting of traditional life and burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies are sold throughout the southern U.S. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on U.S. GAAP net income (loss) before federal income taxes for its two reportable segments.

       Geographic Areas - The following summary represents financial data of the Company's continuing operations based on their location.

                                       2000               1999              1998
                                       ----               ----              ----
       REVENUES
       U.S                          $14,340,251        $19,844,710        $20,674,694
       Non-U.S                       52,337,865         52,032,348         52,010,221
                                    -----------        -----------        -----------
              Total Revenues        $66,678,116        $71,877,058        $72,684,915
                                    ===========        ===========        ===========

       The following summary, representing revenues and pre-tax income from continuing operations and identifiable assets for the Company's reportable segments as of and for the years ended December 31, 2000, 1999 and 1998, is as follows:

              YEARS ENDED DECEMBER 31                     2000               1999               1998
                                                          ----               ----               ----
       Revenue, excluding net investment income
          and realized gains
            Domestic                                   $11,622,382        $16,546,005        $17,007,228
            International                               42,418,411         43,383,223         42,784,174
                                                       -----------        -----------        -----------
       Total consolidated revenue                      $54,040,793        $59,929,228        $59,791,402
                                                       ===========        ===========        ===========

       Net investment income:
            Domestic                                   $ 2,699,251        $ 3,212,871        $ 3,208,265
            International                                9,851,503          8,424,069          8,070,860
                                                       -----------        -----------        -----------
       Total consolidated net investment
            income                                     $12,550,754        $11,636,940        $11,279,125
                                                       ===========        ===========        ===========

       Amortization expense:
            Domestic                                      $ 1,922,308        $ 1,766,439        $ 12,177,194
            International                                   8,595,324         10,382,384           7,212,752
                                                          -----------        -----------        ------------

       Total consolidated amortization
            expense                                       $10,517,632        $12,148,823        $ 19,389,946
                                                          ===========        ===========        ============

       Realized gains
            Domestic                                      $    18,618        $    85,834        $    459,201
            International                                      67,951            225,056           1,155,187
                                                          -----------        -----------        ------------
       Total consolidated realized gains                  $    86,569        $   310,890        $  1,614,388
                                                          ===========        ===========        ============


       Income (loss) before federal Income tax:
            Domestic                                      $   290,577        $    67,571        $ (7,767,586)
            International                                   2,233,164            904,878           2,090,321
                                                          -----------        -----------        ------------
       Total consolidated net income (loss) before
          federal income taxes                            $ 2,523,741        $   972,449        $ (5,677,265)
                                                          ===========        ===========        ============

       December 31                       2000                1999
                                         ----                ----
       Assets:
            Domestic                 $ 93,476,985        $ 94,273,886
            International             174,365,379         161,210,900
                                     ------------        ------------
       Total                         $267,842,364        $255,484,786
                                     ============        ============


(10)   INCOME TAXES

       A reconciliation of Federal income tax expense computed by applying the Federal income tax rate of 34% to income before Federal income tax expense is as follows:

                                                 2000              1999                1998
                                                 ----              ----                ----
        Computed normal tax
          expense (benefit)                   $ 858,072         $ 330,633         $(1,930,270)
        Small life insurance company
            deduction                          (573,000)         (597,755)           (447,690)
       Change in valuation allowance                 --          (173,350)            (24,479)
       Amortization of excess of costs
           over net assets acquired             224,000           223,876           3,444,038
       Other                                    (38,072)          (82,027)              1,829
                                              ---------         ---------         -----------
       Federal income tax
          expense (benefit)                   $ 471,000         $(298,623)        $ 1,043,428
                                              =========         =========         ===========

       Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 consists of:

                          2000                1999                1998
                          ----                ----                ----
       Current         $ 459,000         $ 1,405,698         $ 2,521,377
       Deferred           12,000          (1,704,321)         (1,477,949)
                       ---------         -----------         -----------
                       $ 471,000         $  (298,623)        $ 1,043,428
                       =========         ===========         ===========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below.

                                                           2000               1999
                                                           ----               ----
       Deferred tax assets:
       Future policy benefit reserves                  $15,472,000        $15,182,304
       Net operating loss carryforwards                    760,000            904,717
       Investments available for sale                      369,948          1,911,962
       Other                                               836,802            715,649
                                                       -----------        -----------
           Total gross deferred tax assets              17,438,750         18,714,632
           Less valuation allowance                             --                 --
                                                       -----------        -----------
           Net deferred tax assets                     $17,438,750        $18,714,632
                                                       -----------        -----------
       Deferred tax liabilities:
       Deferred policy acquisition costs
            and cost of insurance acquired             $11,847,000        $11,526,363
       Other                                               963,000          1,005,505
                                                       -----------        -----------
           Total gross deferred tax liabilities         12,810,000         12,531,868
                                                       -----------        -----------
           Net deferred tax asset                      $ 4,628,750        $ 6,182,764
                                                       ===========        ===========

       During 1999 and 1998, the Company released the valuation allowance associated with NSLIC and ALFC net operating losses, respectively, as these losses can be utilized in the future by the Company and CICA.

       The Company and its subsidiaries have net operating losses at December 31, 2000 available to offset future taxable income of approximately $760,000 for Federal income tax substantially all of which expire through 2020. A portion of the net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code.

       At December 31, 2000, the Company had accumulated approximately $3,291,000 in its "policyholders' surplus account." This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated. No new additions will be made to this account. Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to the shareholder, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction. The Company does not anticipate any transactions that would cause any part of this amount to become taxable. However, should the balance at December 31, 2000 become taxable, the tax computed at present rates would be approximately $1,119,000.

(11)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       Estimates of fair values are made at a specific point in time, based on relevant market prices and information about the financial instrument. The estimated fair values of financial instruments presented below are not necessarily indicative of the amounts the Company might realize in actual market transactions. The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets at each year-end were.

                                             2000                                   1999
                                             ----                                   ----
                                  CARRYING            FAIR              CARRYING              FAIR
                                   AMOUNT             VALUE              AMOUNT              VALUE
                                   ------             -----              ------              -----
       Financial assets:
       Fixed maturities         $170,528,500     $170,534,698        $149,809,300        $149,420,805
       Equity securities             675,726          675,726             717,812             717,812
       Cash and
        cash equivalents           4,064,035        4,064,035          11,149,084          11,149,084
       Mortgage Loans              1,178,668        1,178,668           1,374,204           1,374,204
       Financial
       Liabilities:
        Annuities                  4,170,884        4,170,884           4,023,827           4,023,827

       Fair values for fixed income securities and equity securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

       Mortgage loans are secured principally by residential properties. Weighted average interest rate for these loans as of December 31, 2000 and 1999, were approximately 8.6% and 8.7% respectively, with maturities ranging from one to fifteen years. Management believes that reported amounts approximate fair value.

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

       Policy loans have a weighted average interest rate of 7.5% and 7.2% as of December 31, 2000 and 1999, respectively, and have no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies which the Company has in-force and cannot be valued separately.

       For cash, accrued investment income, amounts recoverable from reinsurers, other assets, federal income tax payable and receivable, dividend accumulations, commissions payable, amounts held on deposit, and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

(12)   OTHER COMPREHENSIVE INCOME (LOSS)

       The changes in the components of other comprehensive income (loss) are reported net of income taxes of 34% for the periods indicated as follows:

                                                              YEAR ENDED DECEMBER 31, 2000
                                                              ----------------------------
                                                    PRE-TAX               TAX              NET
                                                     AMOUNT              EFFECT           AMOUNT
                                                     ------              ------           ------
Unrealized gain on securities:
   Unrealized holding gain
      arising during the period                   $ 4,622,602         $(1,571,685)      $3,050,917
Less: reclassification adjustment
   for gains included in net income                   (87,267)             29,671          (57,596)
                                                  -----------         -----------       ----------
Other comprehensive income                        $ 4,535,335         $(1,542,014)      $2,993,321
                                                  ===========         ===========       ==========

                                                            YEAR ENDED DECEMBER 31, 1999
                                                            ----------------------------
                                                     PRE-TAX             TAX                NET
                                                      AMOUNT            EFFECT             AMOUNT
                                                      ------            ------             ------
Unrealized loss on securities:
   Unrealized holding loss
      arising during the period                   $(10,812,316)       $3,676,186        $(7,136,130)
Add: reclassification adjustment
   for gains included in net income                   (301,200)          102,410           (198,790)
                                                  ------------        ----------        -----------
Other comprehensive loss                          $(11,113,516)       $3,778,596        $(7,334,920)
                                                  ============        ==========        ===========

                                                             YEAR ENDED DECEMBER 31, 1998
                                                             ----------------------------
                                                   PRE-TAX               TAX                 NET
                                                    AMOUNT              EFFECT              AMOUNT
                                                    ------              ------              ------
Unrealized gain on securities:
   Unrealized holding gain
      arising during the period                   $ 3,485,479         $(1,185,063)        $ 2,300,416
Less: reclassification adjustment for gains
   included in net income                            (390,518)            132,776            (257,742)
                                                  -----------         -----------         -----------
Other comprehensive income                        $ 3,094,961         $(1,052,287)        $ 2,042,674
                                                  ===========         ===========         ===========

(13)   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       The following table contains selected unaudited consolidated financial data for each calendar quarter.

                                                                     2000
                                                                     ----
                                    FOURTH                THIRD                 SECOND                 FIRST
                                    QUARTER              QUARTER                QUARTER               QUARTER
                                    -------              -------                -------               -------
Revenues                          $ 17,621,342         $ 17,010,084         $ 16,468,250         $ 15,578,440
Expenses                            15,224,838           17,631,964           15,298,624           15,998,949
Federal income tax expense
    (benefit)                          705,398             (335,073)             220,512             (119,837)
Net income (loss)                    1,691,106             (286,807)             949,114             (300,672)
Basic and diluted earnings
    (loss) per share
                                           .07                 (.01)                 .03                 (.01)


                                                                     1999
                                                                     ----
                                     FOURTH                THIRD                SECOND              FIRST
                                     QUARTER              QUARTER               QUARTER            QUARTER
                                     -------              -------               -------            -------
Revenues                          $ 18,883,005         $ 17,946,816         $ 18,229,167         $16,818,070
Expenses                            19,150,093           16,816,910           18,455,771          16,481,835
Federal income tax expense
    (benefit)                         (481,050)             239,427             (115,484)             58,484
Net income (loss)                      213,962              890,479             (111,120)            277,751
Basic and diluted earnings
    (loss) per share
                                           .01                  .04                 (.01)                .01

                                                                      1998
                                                                      ----
                                     FOURTH                THIRD               SECOND              FIRST
                                     QUARTER              QUARTER              QUARTER            QUARTER
                                     -------              -------              -------            -------
Revenues                          $ 19,013,057         $ 19,049,196         $18,162,381        $16,460,281
Expenses                            16,673,560           27,487,836          17,890,009         16,310,775
Federal income tax expense
                                       733,120              200,870              72,516             36,922
Net income (loss)                    1,606,377           (8,639,510)            199,856            112,584
Basic and diluted earnings
    (loss) per share
                                           .07                 (.35)                .01                .01

(14)   YEAR 2000 ISSUES (UNAUDITED)

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

                                                                     SCHEDULE II

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                        STATEMENTS OF FINANCIAL POSITION

                           DECEMBER 31, 2000 AND 1999


                                                              2000                 1999
                                                              ----                 ----
Assets

Investment in subsidiaries (1)                            $ 72,435,637         $ 68,043,909
Fixed maturities available-for-sale, at fair value           2,583,419                   --
Accrued investment income                                       44,683               14,410
Real estate                                                    800,114              741,834
Cash                                                           220,273            1,667,050
Notes receivable (1)                                           200,000              266,667
Other assets                                                 1,449,198            1,701,898
                                                          ------------         ------------
                                                          $ 77,733,324         $ 72,435,768
                                                          ============         ============
Liabilities and Stockholders' Equity

Liabilities -
    Accrued expense and other                             $    420,293         $    168,799
                                                          ------------         ------------

Stockholders' equity:
    Common stock:
       Class A                                              79,701,590           67,510,026
       Class B                                                 910,482              584,863
    Retained earnings                                        1,311,655           10,756,800
    Accumulated other comprehensive income:
       Unrealized investment gain (loss) of
    securities held by subsidiaries, net of tax               (718,135)          (3,711,456)
    Treasury stock                                          (3,892,561)          (2,873,264)
                                                          ------------         ------------
                                                            77,313,031           72,266,969
                                                          ------------         ------------
                                                          $ 77,733,324         $ 72,435,768
                                                          ============         ============

(1) Eliminated in consolidation.



                 See accompanying independent auditors' report.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998


                                                             2000                1999                 1998
                                                             ----                ----                 ----
Revenues:
    Management service fees (1)                         $12,252,079        $ 13,333,733         $ 13,033,492
    Investment income                                       129,515              79,872               79,882
    Other                                                    35,174               6,437                4,425
    Realized loss                                                --              (7,281)
                                                        -----------        ------------         ------------
                                                         12,416,768          13,412,761           13,117,799
                                                        -----------        ------------         ------------
Expenses:
    General                                              11,047,326          12,126,181           12,019,676
    Interest                                                     --              18,537               27,011
    Taxes                                                   806,657             812,896              533,098
                                                        -----------        ------------         ------------
                                                         11,853,983          12,957,614           12,579,785
                                                        -----------        ------------         ------------

Income before equity in income of unconsolidated
    subsidiaries                                            562,785             455,147              538,014
Equity in income (loss) of unconsolidated
    subsidiaries                                          1,489,956             815,925           (7,258,707)
                                                        -----------        ------------         ------------

                Net income (loss)                       $ 2,052,741        $  1,271,072         $ (6,720,693)
                                                        ===========        ============         ============

----------
(1) Eliminated in consolidation.

                 See accompanying independent auditors' report.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                      2000                1999                1998
                                                                      ----                ----                ----
Cash flows from operating activities:
    Net income (loss)                                             $ 2,052,741         $ 1,271,072         $(6,720,693)
    Adjustments to reconcile net income (loss) to net cash
       used by operating activities:
          Realized losses on sales                                         --               7,281                  --
          Equity in net (income) loss of unconsolidated
              subsidiaries                                         (1,489,956)           (815,925)          7,258,707
          Accrued expenses and other liabilities                      251,494             104,018             (11,777)
          Accrued investment income                                   (30,273)                 --               2,844
          Other                                                       300,896            (138,184)            536,295
                                                                  -----------         -----------         -----------

              Net cash provided by operating activities
                                                                    1,084,902             428,262           1,065,376
                                                                  -----------         -----------         -----------
Cash flows from investing activities:
    Purchase of fixed maturities, available-for-sale               (2,540,066)                 --                  --
    Payments on notes receivable                                       66,667              66,666              66,667
    Investment in real estate                                         (58,280)           (284,153)            (28,675)
                                                                  -----------         -----------         -----------
              Net cash provided (used) by investing
                 activities                                        (2,531,679)           (217,487)             37,992
                                                                  -----------         -----------         -----------
Cash flows from financing activities:
    Payment on notes payable                                               --            (333,333)            (66,667)
                                                                  -----------         -----------         -----------
              Net cash used by financing activities                        --            (333,333)            (66,667)
                                                                  -----------         -----------         -----------
Net increase (decrease) in cash                                     1,446,777            (122,558)          1,036,701
Cash at beginning of year                                           1,667,050           1,789,608             752,907
                                                                  -----------         -----------         -----------
Cash at end of year                                               $   220,273         $ 1,667,050         $ 1,789,608
                                                                  ===========         ===========         ===========


        See accompanying independent auditors' report.

                                                                     SCHEDULE IV

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   REINSURANCE

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                 CEDED             ASSUMED                           PERCENTAGE
                                                GROSS          TO OTHER           FROM OTHER          NET             OF AMOUNT
                                                AMOUNT         COMPANIES          COMPANIES          AMOUNT         ASSUMED TO NET
                                                ------         ---------          ---------          ------         --------------
Year ended December 31, 2000:
    Life insurance in-force                $2,240,523,000     $272,150,000      $326,267,000      $2,294,640,000        14.2%
                                           ==============     ============      ============      ==============        ====
    Premiums:
       Life insurance                          48,046,655        2,154,034            95,068          45,987,689          .2%
       Accident and health insurance            7,576,449          340,764                --           7,235,685          --
                                           --------------     ------------      ------------      --------------        ----
    Total premiums                         $   55,623,104     $  2,494,798      $     95,068      $   53,223,374          .2%
                                           ==============     ============      ============      ==============        ====

Year ended December 31, 1999
    Life insurance in-force                $2,197,844,000     $278,689,000      $273,146,000      $2,192,301,000        12.5%
                                           ==============     ============      ============      ==============        ====
    Premiums:
       Life insurance                          49,654,207        1,966,793           484,746          48,172,160         1.0%
       Accident and health insurance           11,458,679          572,362                --          10,886,317          --
                                           --------------     ------------      ------------      --------------        ----
    Total premiums                         $   61,112,886     $  2,539,155      $    484,746      $   59,058,477          .8%
                                           ==============     ============      ============      ==============        ====

Year ended December 31, 1998
    Life insurance in-force                $2,340,744,000     $306,070,000      $333,719,000      $2,368,393,000        14.1%
                                           ==============     ============      ============      ==============        ====
    Premiums:
       Life insurance                          50,569,111        1,768,030           231,410          49,032,491          .5%
       Accident and health insurance           11,458,504        1,600,660                --           9,857,844          --
                                           --------------     ------------      ------------      --------------        ----
    Total premiums                         $   62,027,615     $  3,368,690      $    231,410      $   58,890,335          .4%
                                           ==============     ============      ============      ==============        ====


                 See accompanying independent auditors' report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            CITIZENS, INC.

Date:  March 27, 2001                   By:  /s/ Mark A. Oliver
                                            ------------------------------------------------
                                            Mark A. Oliver, President

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

/s/ Mark A. Oliver               March 27, 2001      /s/ Harold E. Riley                 March 27, 2001
------------------------------                       --------------------------------
Mark A. Oliver, Director                             Harold E. Riley, Chairman of the
                                                     Board and Director

/s/ Ralph M. Smith               March 27, 2001      /s/ Joe R. Reneau                   March 27, 2001
------------------------------                       --------------------------------
Ralph M. Smith, Director                             Joe R. Reneau, Director

/s/ Dr. Richard C. Scott         March 27, 2001      /s/ Timothy T. Timmerman            March 27, 2001
------------------------------                       --------------------------------
Dr. Richard C. Scott, Director                       Timothy T. Timmerman, Director

/s/ Rick D. Riley                March 27, 2001      /s/ Steve Shelton                   March 27, 2001
------------------------------                       --------------------------------
Rick D. Riley, Director                              Steve Shelton, Director

/s/ Dr. E. Dean Gage             March 27, 2001
------------------------------
Dr. E. Dean Gage, Director

                                INDEX TO EXHIBITS


                         EXHIBIT                       PAGE
                         -------                       ----
                         Exhibit 21                      68
                         Exhibit 23                      69