Form 10-Q
period 2001-03-31
CITIZENS INC
filed 2001-05-15
CIK 24090

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended             MARCH 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ________________________

Commission File Number:  1-13004
                         -------------------------------------------------------


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

         As of March 31, 2001, Registrant had 24,417,118 shares of Class A common stock, No Par Value, outstanding and 711,040 shares of Class B common stock, No Par Value, outstanding.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
PART I.        FINANCIAL INFORMATION

               ITEM 1.      FINANCIAL STATEMENTS

                            Consolidated Statements of Financial Position, March 31, 2001
                                 (Unaudited) and December 31, 2000                                    3

                            Consolidated Statements of Operations, Three-Months
                                 Ended March 31, 2001 and 2000 (Unaudited)                            5

                            Consolidated Statements of Cash Flows, Three-Months
                                 Ended March 31, 2001 and 2000 (Unaudited)                            6

                            Notes to Consolidated Financial Statements                                8

               ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 OF FINANCIAL CONDITIONS AND RESULTS
                                 OF OPERATIONS                                                       11

PART II.       OTHER INFORMATION                                                                     16

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                                       (UNAUDITED)
                                                        MARCH 31,        DECEMBER 31,
                                                           2001             2000
                                                       ------------     ------------
ASSETS

Investments:

     Fixed maturities held-for-investment, at
         amortized cost (market $5,597,500
         in 2001 and $5,589,000 in 2000)               $  5,579,576     $  5,582,802
     Fixed maturities available-for-sale, at
         fair value (cost $166,143,584 in
         2001 and $165,996,272 in 2000)                 167,354,813      164,945,698
     Equity securities, at fair value (cost
         $713,235 in 2001 and 2000)                         672,620          675,726
     Mortgage loans on real estate (net of reserve
           of $50,000 in 2001 and 2000)                   1,154,123        1,178,668
     Policy loans                                        20,518,396       20,884,136
     Other long-term investments                            935,001          936,297
                                                       ------------     ------------
              Total investments                         196,214,529      194,203,327

     Cash                                                 5,905,411        4,064,035
     Accrued investment income                            1,981,905        2,222,583
     Reinsurance recoverable                              3,039,611        2,662,724
     Deferred policy acquisition costs                   38,042,983       38,052,352
     Other intangible assets                              1,598,525        1,675,325
     Federal income tax recoverable                         174,978          174,978
     Deferred federal income tax                          3,670,793        4,628,750
     Cost of insurance acquired                           5,911,434        6,156,424
     Excess of cost over net assets acquired              7,198,049        7,362,654
     Property, plant and equipment                        5,421,086        5,469,583
     Other assets                                         1,473,755        1,169,629
                                                       ------------     ------------

              Total assets                             $270,633,059     $267,842,364
                                                       ============     ============


See accompanying notes to consolidated financial statements.         (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
                      MARCH 31, 2001 AND DECEMBER 31, 2000


                                                                   (UNAUDITED)
                                                                     MARCH 31,        DECEMBER 31,
                                                                       2001               2000
                                                                   -------------      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Future policy benefit reserves                                $ 176,349,221      $ 175,269,307
     Dividend accumulations                                            4,749,823          4,749,321
     Premium deposits                                                  3,088,258          3,033,514
     Policy claims payable                                             2,895,578          2,866,110
     Other policyholders' funds                                        2,158,011          2,245,947
                                                                   -------------      -------------
              Total policy liabilities                               189,240,891        188,164,199

     Other liabilities                                                 1,508,077          1,355,718
     Commissions payable                                                 558,144          1,009,416
                                                                   -------------      -------------
              Total liabilities                                      191,307,112        190,529,333

STOCKHOLDERS' EQUITY:
     Common stock:
         Class A, no par value, 50,000,000 shares authorized,
              26,642,938 shares issued and outstanding in 2001
              and in 2000, including shares in treasury of
              2,225,820 in 2001 and 2000
                                                                      79,701,590         79,701,590
         Class B, no par value, 1,000,000 shares
              authorized, 711,040 shares issued and
              outstanding in 2001 and 2000                               910,482            910,482
     Retained earnings                                                 1,833,831          1,311,655
     Accumulated other comprehensive income (loss):
         Unrealized investment gain (loss), net of tax                   772,605           (718,135)
                                                                   -------------      -------------
                                                                      83,218,508         81,205,592
     Treasury stock, at cost                                          (3,892,561)        (3,892,561)
                                                                   -------------      -------------
              Total stockholders' equity                              79,325,947         77,313,031
                                                                   -------------      -------------

     Total liabilities and stockholders' equity                    $ 270,633,059      $ 267,842,364
                                                                   =============      =============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE-MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                                     THREE-MONTHS ENDED MARCH 31,
                                                                    ------------------------------
                                                                        2001              2000
                                                                    ------------      ------------
REVENUES:
Premiums                                                            $ 12,049,115      $ 12,376,601
Annuity and universal life considerations                                 59,218            66,427
Net investment income                                                  3,308,238         2,976,711
Realized gains (losses)                                                  (62,629)           11,163
Other income                                                             127,839           147,538
                                                                    ------------      ------------
               Total revenues                                         15,481,781        15,578,440

BENEFITS AND EXPENSES:
Insurance benefits paid or provided:
     Increase in future policy benefit reserves                        1,194,962         1,119,916
     Policyholders' dividends                                            597,714           550,671
     Claims and surrenders                                             7,177,997         8,238,358
     Annuity expenses                                                     55,658            89,211
                                                                    ------------      ------------
               Total insurance benefits paid or provided               9,026,331         9,998,156

Commissions                                                            2,696,967         2,863,834
Other underwriting, acquisition and insurance expenses                 2,550,543         2,503,213
Capitalization of deferred policy acquisition costs                   (2,186,888)       (2,105,985)
Amortization of deferred policy acquisition costs                      2,196,257         2,302,406
Amortization of cost of insurance acquired, excess of cost over
     net assets acquired and other intangibles                           486,395           437,325
                                                                    ------------      ------------

               Total benefits and expenses                            14,769,605        15,998,949
                                                                    ------------      ------------
     Income (loss) before Federal income tax                             712,176          (420,509)

Federal income tax expense (benefit)                                     190,000          (119,837)
                                                                    ------------      ------------

NET INCOME (LOSS)                                                   $    522,176      $   (300,672)
                                                                    ============      ============

PER SHARE AMOUNTS:
     BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF
        COMMON STOCK                                                $       0.02      $      (0.01)
                                                                    ============      ============
     WEIGHTED AVERAGE SHARES OUTSTANDING                              25,128,158        25,128,158
                                                                    ============      ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE-MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                                           THREE-MONTHS ENDED MARCH 31,
                                                                          ------------------------------
                                                                              2001              2000
                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                    $    522,176      $   (300,672)
     Adjustments to reconcile net gain to net cash provided by (used
         in) operating activities:
              Realized (gains) losses on sale of investments and
                  other assets                                                  62,629           (11,163)
              Net deferred policy acquisition costs                              9,369           196,421
              Amortization of cost of insurance
                  acquired, excess cost over
                  net assets acquired and other intangibles                    486,395           437,325
              Depreciation                                                     150,278           131,726
      Change in:
              Accrued investment income                                        240,678           609,418
              Reinsurance recoverable                                         (376,887)       (1,743,083)
              Future policy benefit reserves                                 1,079,914         1,111,713
              Other policy liabilities                                          (3,222)          261,471
              Deferred federal income tax                                      190,000                --
              Federal income tax                                                    --        (1,420,837)
              Commissions payable and other liabilities                       (298,913)          670,145
              Other, net                                                      (277,177)          (15,692)
                                                                          ------------      ------------
                  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        1,785,240           (73,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of fixed maturities, available-for-sale                            4,057,416                --
     Maturity of fixed maturities, available-for-sale                       13,734,756         1,403,763
     Purchase of fixed maturities, available-for-sale                      (18,025,836)       (4,317,947)
     Principal payments on mortgage loans                                       24,545            35,858
     Sale of other long-term investments and property, plant and
         equipment                                                               1,296             3,901


See accompanying notes to consolidated financial statements.         (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                   THREE-MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                                           THREE-MONTHS ENDED MARCH 31,
                                                                          ------------------------------
                                                                              2001              2000
                                                                          ------------      ------------
     Decrease in policy loans, net                                        $    365,740      $    103,861
     Purchase of other long-term investments and property, plant and
         equipment                                                            (101,781)         (317,484)
                                                                          ------------      ------------

                  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           56,136        (3,088,048)
                                                                          ------------      ------------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    1,841,376        (3,161,276)

     Cash and cash equivalents at beginning of period                        4,064,035        11,149,084
                                                                          ------------      ------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  5,905,411      $  7,987,808
                                                                          ============      ============

Supplemental:

      Cash paid during the period for
            Income taxes                                                  $         --      $  1,301,000
                                                                          ============      ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

             The statement of financial position for March 31, 2001, the statements of operations for the three-month periods ended March 31, 2001 and 2000, and the statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2001 and for comparative periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S.
             GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

(2)          SEGMENT INFORMATION

             The Company has two reportable segments identified by geographic area: International business and domestic business. International business, consisting of ordinary whole-life business, is sold throughout Central and South America. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars, paid in the U.S. Domestic business, consisting of traditional life and burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies, are sold throughout the southern U.S. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on U.S. GAAP net income (loss) before federal income taxes for its two reportable segments.

             Geographic Areas - The following summary represents financial data of the Company's continuing operations based on their location for the quarter ended March 31, 2001 and 2000.

                             2001            2000
                          -----------     -----------
REVENUES
 Domestic                 $ 3,270,239     $ 3,748,149
 International             12,211,542      11,830,291
                          -----------     -----------
       Total Revenues     $15,481,781     $15,578,440
                          ===========     ===========

             The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company's reportable segments as of and for the quarters ended March 31, 2001 and 2000, is as follows:

QUARTER ENDED MARCH 31                                                    2001              2000
----------------------                                                ------------      ------------
       Revenue, excluding net investment income and realized gain on investments:
          Domestic                                                    $  2,584,664      $  3,029,271
          International                                                  9,651,508         9,561,295
                                                                      ------------      ------------
       Total consolidated revenue, excluding net investment
       income and realized gain on investments                        $ 12,236,172      $ 12,590,566
                                                                      ============      ============


       Net investment income:
          Domestic                                                    $    698,804      $    716,192
          International                                                  2,609,434         2,260,519
                                                                      ------------      ------------
       Total consolidated net investment income                       $  3,308,238      $  2,976,711
                                                                      ============      ============

       Amortization expense:
          Domestic                                                    $    587,615      $    736,253
          International                                                  2,095,037         2,003,478
                                                                      ------------      ------------
       Total consolidated amortization expense                        $  2,682,652      $  2,739,731
                                                                      ============      ============

       Realized gain (loss) on investments:
          Domestic                                                    $    (13,229)     $      2,686
          International                                                    (49,400)            8,477
                                                                      ------------      ------------
          Total consolidated realized gain (loss)                     $    (62,629)     $     11,163
                                                                      ============      ============

       Income (loss) before federal income tax:
          Domestic                                                    $    (35,173)     $    (87,072)
          International                                                    747,349          (333,437)
                                                                      ------------      ------------
       Total consolidated income (loss) before
           federal income tax                                         $    712,176      $   (420,509)
                                                                      ============      ============


                   QUARTER ENDED       YEAR ENDED
                   MARCH 31, 2001   DECEMBER 31, 2000
                   --------------   -----------------
Assets:
   Domestic          $ 90,932,708     $ 93,476,985
   International      179,700,351      174,365,379
                     ------------     ------------
Total                $270,633,059     $267,842,364
                     ============     ============

(3) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2001 and 2000, and the other comprehensive income (loss) amounts included in total comprehensive income (loss) consisted of unrealized gains (losses) on investments in fixed maturities and equity securities available-for-sale of $1,490,740 and $(1,854,983), respectively, net of tax. Total comprehensive income (loss) for the three months ended March 31, 2001 and 2000, was $2,012,916 and $(2,155,655), respectively.

(4) EARNINGS PER SHARE

Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for both the three-months ended March 31, 2001 and 2000 were 25,128,158. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% stock dividend declared on October 31, 2000, payable on December 31, 2000 to holders of record as of December 1, 2000. The stock dividend resulted in the issuance of 1,877,265 Class A shares (including 145,613 shares in treasury) and 46,517 Class B shares.

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

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Net income for the three months ended March 31, 2001 was $522,176 or $0.02 per share, compared to a net loss of $(300,672), or $(0.01) per share, for the same period in 2000. Revenues decreased slightly in 2001 to $15,481,781 compared to the first three months of 2000 when revenues were $15,578,440. The decrease in revenues was driven by a 22.5% decline in accident and health premiums that offset an 11.1% increase in net investment income.

Premium income for the first three months of 2001 was $12,049,115 compared to $12,376,601 for the same period in 2000. The decline is attributable to a $419,696 decrease in accident and health premiums which were $1,447,202 for the three months ended March 31, 2001 compared to $1,866,898 for the same period in 2000. As a result of a substantial increase in the volume of claims plus an increase in the accident and health loss ratio, management moved to cancel a large portion of the existing blocks of United Security Life Insurance Company's ("USLIC") group dental business and National Security Life and Accident Insurance Company's ("NSLIC") individual major medical business during the third quarter of 1999 in order to curtail both claims and operating expenses. This action contributed to a $3,650,632 decrease in accident and health premiums for the year ended December 31, 2000. An additional decrease of approximately $1.5 million of annual accident and health premium income in 2001 is expected as policies terminate; however, due to the claims experience as well as the overhead necessary to administer such business, management believes this action will enhance near and long-term profitability. Because of increases in loss ratios, management has implemented significant rate increases on several of the supplemental, non-cancelable accident and health products.

Production of new international life insurance premiums by marketing contractors of CICA, measured in paid, annualized premiums, increased 21.4% in 2000 from 1999. However, during the first three months of 2001, production approximated the level for the same period in 2000. Management believes that new sales will achieve a measurable increase during 2001. In addition, management developed a domestic ordinary life sales program for which it received regulatory approval in April of 2000. Recruiting efforts for marketing associates began in the State of Texas for the new product in mid-2000 and sales began late in second quarter 2000. This program, targeting rural areas of the United States, is expected to provide a new entre into the domestic life market for the Company. The Company intends to expand sales effort beyond Texas to other states in which CICA is licensed. Because sales efforts are developing, management is unable to predict the success of this program.

Net investment income increased 11.1% in the first three months of 2001 compared to the same period in 2000. Net investment income for the three months ended March 31, 2001 was $3,308,238 compared to $2,976,711 for the first three months of 2000. This increase reflects continued expansion of the Company's asset base, investment in higher yielding instruments and the actions taken in previous years to change the mix and duration of the Company's invested assets. Management terminated the Company's outside investment advisor effective March 31, 2000. The Company feels that it can more effectively achieve its investment objectives by overseeing the investment activities in-house. The increased returns in 2001 relate to a shift in the mix of the portfolio to place less emphasis on government guaranteed mortgage pass-through instruments and more emphasis on investments in callable instruments issued by U.S. government agencies.

Claims and surrenders expense decreased 12.9% from $8,238,358 for the three months ended March 31, 2000 to $7,177,997 for the same period in 2001. Death claims decreased slightly from $1,464,142 in the first quarter of 2000 to $1,458,099 in the first quarter of 2001. Surrender expense for the same periods decreased from $4,052,440 in 2000 to $3,675,115 in 2001. Improving persistency on the Company's book of international whole life insurance business was the primary reason for the decreased surrender activity. This improvement in persistency can be attributed to improvements in the economies of several Latin American countries as well as a campaign to inform policyholders about the benefits of their policies. Endowments increased from $1,120,609 in the first quarter of 2000 to $1,144,777 in the first quarter of 2001. Like policy dividends, endowments are factored into the premiums and as such the increase should have no adverse impact on profitability. Accident and health benefits were $807,989 for the first three months of 2001 compared to $1,365,271 for the same period in 2000. This decrease in accident and health benefits is directly related to the cancellation of the USLIC and NSLIC blocks of business discussed above.

The remaining components of claims and surrenders amounted to $92,017 for the first quarter of 2001, compared to $235,896 for the first quarter of 2000. These are made up of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits.

Underwriting, acquisition and insurance expenses increased from $2,503,213 in the first quarter of 2000 to $2,550,543 for the same period in 2001, an increase of 1.9%. The increase is attributed to the start-up costs of the domestic marketing program which offset reductions in the expenses associated with the administration of accident and health business. Additionally, the consolidation of several subsidiaries during the year 2000 will, in the opinion of management, afford increased economies of scale in 2001 and future years.

Deferred policy acquisition costs capitalized in the first quarter of 2001 were $2,186,888 compared to $2,105,985 the same period of the previous year. Amortization of these costs was $2,196,257 for the first quarter of 2001 compared to $2,302,406 for the same period of 2000. Amortization of cost of insurance acquired, excess of cost over net assets acquired ("goodwill") and other intangible assets increased to $486,395 in the first three months of 2001 from $437,325 for the same period in 2000. The increase in amortization is related to the accelerated amortization of cost of insurance acquired as several of the companies previously purchased closed books of business lapse over time. Should production by the former agents of American Liberty Life Insurance Company, acquired in 1995, now representing CICA, fall below assumed levels, additional write-offs of the American Liberty goodwill could result. Management is monitoring this production in 2001 and anticipates meeting the targeted production levels. There remains approximately $2.7 million of goodwill related to American Liberty at March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders' equity increased to $79,325,947 at March 31, 2001 from $77,313,031 at December 31, 2000. The increase was attributable to net income of $522,176 earned during the first quarter of 2001 and unrealized gains, net of tax, increasing by $1,490,740 during the three months ended March 31, 2001 resulting in an unrealized gain as of March 31, 2001 of $772,605, net of tax, at March 31, 2001. Increases in the market value of the Company's available-for-sale bond portfolio caused by higher bond prices resulted in the change in unrealized gains, net of tax.

Invested assets increased from $194,203,327 at December 31, 2000 to $196,214,529 at March 31, 2001. At March 31, 2001 and December 31, 2000, fixed maturities were categorized into two classifications: Fixed maturities held-to-maturity, which were valued at amortized cost, and fixed maturities available-for-sale which were valued at fair value. Fixed maturities available-for-sale and fixed maturities held-to-maturity were 85.3% and 2.8%, respectively, of invested assets at March 31, 2001. Fixed maturities held-to-maturity, amounting to $5,579,576, consisted primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

The Company's mortgage loan portfolio, which constituted 0.6% of invested assets at December 31, 2000 and March 31, 2001, has historically been composed primarily of seasoned small residential loans in Texas. Management established a reserve of $50,000 at March 31, 2001 and December 31, 2000 (approximately 4% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio. At March 31, 2001, no loans were past due more than ninety days.

Policy loans comprised 10.5% of invested assets at March 31, 2001. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, Chase Bank, Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation coverage at March 31, 2001 and December 31, 2000. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. Management does not believe the Company is at risk for such a loss.

CICA owned 2,085,244 shares of Citizens Class A common stock at March 31, 2001 and December 31, 2000. Statutory accounting practices prescribed by the National Association of Insurance Commissioners ("NAIC") and the State of Colorado require that the Company carry its investment at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets. As of March 31, 2001 and December 31, 2000, the Company valued the shares in accordance with prescribed statutory accounting practices. In the Company's consolidated financial statements, this stock is included in treasury stock.

The NAIC has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 2000 and March 31, 2001, all life insurance subsidiaries were above required minimum levels.

Effective January 1, 2001, the NAIC implemented codified rules for statutory accounting. These rules are subject to implementation and approval by each state. Colorado notified CICA that it has adopted the codified accounting rules; however, certain state laws that differ from these rules should be followed. The primary difference between the Colorado statutes and the codified rules involve the establishment of a liability for future policy dividends payable. Under codification, such a reserve is mandated; however, Colorado has an exception if the difference between the premiums charged and the mortality factor included in the premium on participating policies exceeds the reserve that would be established. Such is the case for CICA. As a result, CICA did not establish the reserve of approximately $3 million in its statutory financial statements. Overall, the implementation of codification had no material effect on the Company's statutory capital and surplus.

FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, became effective January 1, 2001. Implementation of SFAS No. 133, as amended, did not have a material affect on the financial position, results of operations or liquidity of the Company.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125" revises the rules to be followed when determining whether a special purpose entity (SPE) is a qualifying SPE (QSPE). SFAS No. 140 requires that a QSPE have at least 10% of its beneficial interests held by parties unrelated to the transferor and limits the amount and type of derivative instruments that a QSPE can hold, SFAS No. 140 requires that for a transfer to a QSPE to be accounted for as a sale, the transferor must not retain effective control over the transferred assets through a removal-of-accounts provision that allows the transferor to unilaterally reclaim specific transferred assets. SFAS No. 140 requires extensive disclosures about securitizations entered into during the period and retained interests in securitized financial assets at the balance sheet data, accounting policies, sensitivity information related to retained interests and cash flows distributed to the transferor. It is effective for transfers occurring after March 31, 2001. However, the expanded disclosures about securitizations and collateral are effective for fiscal years ending after December 15, 2000. Management does not believe that SFAS No. 140 will have a significant effect on the financial position, results of operations or liquidity of the Company.

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.       OTHER INFORMATION

              The Annual meeting of stockholders will be held on Tuesday, June 5, 2001, at 10:00 a.m. at the Company's executive offices. The record date for the meeting was April 20, 2001.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CITIZENS, INC.



                                     By: /s/ Mark A. Oliver
                                         ---------------------------------------
                                         Mark A. Oliver, FLMI
                                         President

                                     By: /s/ Jeffrey J. Wood
                                         ---------------------------------------
                                         Jeffrey J. Wood, CPA
                                         Executive Vice President,
                                         Secretary/Treasurer and CFO


Date:  May 14, 2001