Form 10-Q
period 2001-06-30
CITIZENS INC
filed 2001-08-14
CIK 24090

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended             JUNE 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                      to
                               --------------------    -------------------------

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

                                                         [X] Yes [ ] No

         As of June 30, 2001, Registrant had 24,417,118 shares of Class A common stock, No Par Value, outstanding and 711,040 shares of Class B common stock, No Par Value, outstanding.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I.     FINANCIAL INFORMATION

            ITEM 1.     FINANCIAL STATEMENTS

                        Consolidated Statements of Financial Position, June 30,
                           2001 (Unaudited) and December 31, 2000                      3

                        Consolidated Statements of Operations, Three Months
                           Ended June 30, 2001 and 2000 (Unaudited)                    5

                        Consolidated Statements of Operations, Six Months
                           Ended June 30, 2001 and 2000 (Unaudited)                    6

                        Consolidated Statements of Cash Flows, Six Months
                           Ended June 30, 2001 and 2000 (Unaudited)                    7

                        Notes to Consolidated Financial Statements                     9

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITIONS AND RESULTS
                        OF OPERATIONS                                                 12

            ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                        MARKET RISK                                                   19

PART II.    OTHER INFORMATION                                                         20

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                       JUNE 30, 2001 AND DECEMBER 31, 2000


                                                      (UNAUDITED)
                                                        JUNE 30,      DECEMBER 31,
                                                          2001            2000
                                                      ------------    ------------
ASSETS

Investments:

     Fixed maturities held-for-investment, at
         amortized cost (market $5,731,000
         in 2001 and $5,589,000 in 2000)              $  5,576,350    $  5,582,802
     Fixed maturities available-for-sale, at
         fair value (cost $168,987,143 in
         2001 and $165,996,272 in 2000)                168,792,565     164,945,698
     Equity securities, at fair value (cost
         $689,907 in 2001 and $713,235 in 2000)            668,272         675,726
     Mortgage loans on real estate (net of reserve
           of $50,000 in 2001 and 2000)                  1,128,846       1,178,668
     Policy loans                                       19,911,445      20,884,136
     Other long-term investments                           994,084         936,297
                                                      ------------    ------------
              Total investments                        197,071,562     194,203,327

     Cash                                                5,667,553       4,064,035
     Accrued investment income                           2,370,363       2,222,583
     Reinsurance recoverable                             3,223,258       2,662,724
     Deferred policy acquisition costs                  38,832,551      38,052,352
     Other intangible assets                             1,521,725       1,675,325
     Federal income tax recoverable                         70,695         174,978
     Deferred federal income tax                         4,099,197       4,628,750
     Cost of insurance acquired                          5,775,604       6,156,424
     Excess of cost over net assets acquired             7,054,438       7,362,654
     Property, plant and equipment                       6,287,185       5,469,583
     Other assets                                        1,301,930       1,169,629
                                                      ------------    ------------

              Total assets                            $273,276,061    $267,842,364
                                                      ============    ============


See accompanying notes to consolidated financial statements.         (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
                       JUNE 30, 2001 AND DECEMBER 31, 2000


                                                          (UNAUDITED)
                                                            JUNE 30,        DECEMBER 31,
                                                              2001              2000
                                                         -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Future policy benefit reserves                      $ 178,535,994     $ 175,269,307
     Dividend accumulations                                  4,771,175         4,749,321
     Premium deposits                                        3,299,437         3,033,514
     Policy claims payable                                   3,023,227         2,866,110
     Other policyholders' funds                              2,440,637         2,245,947
                                                         -------------     -------------
              Total policy liabilities                     192,070,470       188,164,199

     Other liabilities                                       1,813,240         1,355,718
     Commissions payable                                       400,697         1,009,416
                                                         -------------     -------------
              Total liabilities                            194,284,407       190,529,333

STOCKHOLDERS' EQUITY:
     Common stock:
         Class A, no par value, 50,000,000 shares
              authorized, 26,642,938 shares issued in
              2001 and 2000, including shares in
              treasury of 2,225,820 in 2001 and 2000        79,701,590        79,701,590
         Class B, no par value, 1,000,000 shares
              authorized, 711,040 shares issued and
              outstanding in 2001 and 2000                     910,482           910,482
     Retained earnings                                       2,414,843         1,311,655
     Accumulated other comprehensive loss:
         Unrealized investment loss, net of tax               (142,700)         (718,135)
                                                         -------------     -------------
                                                            82,884,215        81,205,592
     Treasury stock, at cost                                (3,892,561)       (3,892,561)
                                                         -------------     -------------
              Total stockholders' equity                    78,991,654        77,313,031
                                                         -------------     -------------

     Total liabilities and stockholders' equity          $ 273,276,061     $ 267,842,364
                                                         =============     =============


See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED JUNE 30,
                                                                -----------------------------
                                                                    2001             2000
                                                                ------------     ------------
REVENUES:
Premiums                                                        $ 12,878,266     $ 12,986,914
Annuity and universal life considerations                             52,447           58,831
Net investment income                                              3,312,720        3,076,425
Realized gains                                                         1,041           40,373
Other income                                                         109,275          158,347
                                                                ------------     ------------
               Total revenues                                     16,353,749       16,320,890

BENEFITS AND EXPENSES:
Insurance benefits paid or provided:
     Increase in future policy benefit reserves                    2,124,062        1,351,673
     Policyholders' dividends                                        798,039          742,687
     Claims and surrenders                                         6,983,040        6,955,112
     Annuity expenses                                                 58,427          223,999
                                                                ------------     ------------
               Total insurance benefits paid or provided           9,963,568        9,273,471

Commissions                                                        3,273,019        2,740,645
Other underwriting, acquisition and insurance expenses             2,814,477        2,783,711
Capitalization of deferred policy acquisition costs               (2,717,361)      (2,196,386)
Amortization of deferred policy acquisition costs                  1,927,793        2,095,386
Amortization of cost of insurance acquired, excess of
     cost over net assets acquired and other intangibles             356,241          454,437
                                                                ------------     ------------

               Total benefits and expenses                        15,617,737       15,151,264
                                                                ------------     ------------

     Income before Federal income tax                           $    736,012     $  1,169,626

Federal income tax expense                                           155,000          220,512
                                                                ------------     ------------

NET INCOME                                                      $    581,012     $    949,114
                                                                ============     ============

PER SHARE AMOUNTS:
     BASIC AND DILUTED EARNINGS PER SHARE OF
        COMMON STOCK                                            $       0.02     $       0.04
                                                                ============     ============
     WEIGHTED AVERAGE SHARES OUTSTANDING                          25,128,158       25,128,158
                                                                ============     ============

See accompanying notes to consolidated financial statements

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                   -----------------------------
                                                                       2001             2000
                                                                   ------------     ------------
REVENUES:
Premiums                                                           $ 24,927,381     $ 25,240,025
Annuity and universal life considerations                               111,665          125,258
Net investment income                                                 6,620,958        6,053,136
Realized gains (losses)                                                 (61,588)          51,536
Other income                                                            237,114          305,885
                                                                   ------------     ------------
               Total revenues                                        31,835,530       31,775,840

BENEFITS AND EXPENSES:
Insurance benefits paid or provided:
     Increase in future policy benefit reserves                       3,319,024        2,470,677
     Policyholders' dividends                                         1,395,753        1,293,358
     Claims and surrenders                                           14,161,037       15,069,980
     Annuity expenses                                                   114,085          314,122
                                                                   ------------     ------------
               Total insurance benefits paid or provided             18,989,899       19,148,137

Commissions                                                           5,969,986        5,604,479
Other underwriting, acquisition and insurance expenses                5,365,020        5,286,924
Capitalization of deferred policy acquisition costs                  (4,904,249)      (4,302,371)
Amortization of deferred policy acquisition costs                     4,124,050        4,397,792
Amortization of cost of insurance acquired, excess of cost over
     net assets acquired and other intangibles                          842,636          891,762
                                                                   ------------     ------------

               Total benefits and expenses                           30,387,342       31,026,723
                                                                   ------------     ------------

     Income before Federal income tax                                 1,448,188          749,117

Federal income tax expense                                              345,000          100,675
                                                                   ------------     ------------

NET INCOME                                                         $  1,103,188     $    648,442
                                                                   ============     ============

PER SHARE AMOUNTS:
     BASIC AND DILUTED EARNINGS PER SHARE OF
        COMMON STOCK                                               $       0.04     $       0.03
                                                                   ============     ============
     WEIGHTED AVERAGE SHARES OUTSTANDING                             25,128,158       25,128,158
                                                                   ============     ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                               -----------------------------
                                                                   2001             2000
                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $  1,103,188     $    648,442
     Adjustments to reconcile net gain to net cash provided
         by operating activities:
              Realized (gains) losses                                61,588          (51,536)
              Net deferred policy acquisition costs                (780,199)          95,421
              Amortization of cost of insurance
                  acquired, excess cost over
                  net assets acquired and other intangibles         842,636          891,762
              Depreciation                                          327,945          257,579
      Change in:
              Accrued investment income                            (147,780)        (123,613)
              Reinsurance recoverable                              (560,534)        (710,584)
              Future policy benefit reserves                      3,266,687        2,470,677
              Other policy liabilities                              639,584       (1,272,742)
              Deferred federal income tax                           233,117         (831,990)
              Federal income tax                                    104,283         (884,025)
              Commissions payable and other liabilities            (151,197)       1,171,897
              Other, net                                            (59,309)        (536,646)
                                                               ------------     ------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES       4,880,009        1,124,642

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of fixed maturities, available-for-sale                 3,997,250        2,644,749
     Maturity of fixed maturities, available-for-sale            29,665,499        4,581,592
     Purchase of fixed maturities, available-for-sale           (36,770,769)     (13,816,192)
     Principal payments on mortgage loans                            49,822           72,435
     Sale of other long-term investments and property,
         plant and equipment                                         21,750           18,751


See accompanying notes to consolidated financial statements.         (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                        -----------------------------
                                                                            2001             2000
                                                                        ------------     ------------
     Decrease in policy loans, net                                      $    972,691     $    200,060
     Purchase of other long-term investments and property, plant and
         equipment                                                        (1,212,734)        (964,173)
                                                                        ------------     ------------

                  NET CASH USED IN INVESTING ACTIVITIES                   (3,276,491)      (7,262,778)
                                                                        ------------     ------------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                           1,603,518       (6,138,136)

     Cash and cash equivalents at beginning of period                      4,064,035       11,149,084
                                                                        ------------     ------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  5,667,553     $  5,010,948
                                                                        ============     ============

Supplemental:

      Cash paid during the period for
            Income taxes                                                $      7,600     $  1,816,695
                                                                        ============     ============


See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

         The statement of financial position for June 30, 2001, the statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and the statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2001 and for comparative periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

         Geographic Areas -- The following summary represents financial data of the Company's continuing operations based on their location for the six-month period ended June 30, 2001 and 2000.


                             2001           2000
                         -----------    -----------
REVENUES
 Domestic                $ 6,245,912    $ 7,412,622
 International            25,589,618     24,363,218
                         -----------    -----------
       Total Revenues    $31,835,530    $31,775,840
                         ===========    ===========

         The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company's reportable segments as of and for the six months ended June 30, 2001 and 2000, is as follows:


                                                            SIX MONTHS ENDED JUNE 30
                                                         -----------------------------
                                                             2001             2000
                                                         ------------     ------------
Revenue, excluding net investment income and realized
gain (losses):
   Domestic                                              $  4,959,009     $  5,988,533
   International                                           20,317,151       19,682,635
                                                         ------------     ------------
Total consolidated revenue, excluding net investment
income and realized gain (losses)                        $ 25,276,160     $ 25,671,168
                                                         ============     ============
Net investment income:
   Domestic                                              $  1,298,986     $  1,412,067
   International                                            5,321,972        4,641,069
                                                         ------------     ------------
Total consolidated net investment income                 $  6,620,958     $  6,053,136
                                                         ============     ============
Amortization expense:
   Domestic                                              $    999,656     $  1,259,586
   International                                            3,967,030        4,029,968
                                                         ------------     ------------
Total consolidated amortization expense                  $  4,966,686     $  5,289,554
                                                         ============     ============
Realized gain (losses):
   Domestic                                              $    (12,083)    $     12,022
   International                                              (49,505)          39,514
                                                         ------------     ------------
   Total consolidated realized gain (losses)             $    (61,588)    $     51,536
                                                         ============     ============
Income (loss) before federal income tax:
   Domestic                                              $    305,617     $   (171,421)
   International                                            1,142,571          920,538
                                                         ------------     ------------
Total consolidated income before
    federal income tax                                   $  1,448,188     $    749,117
                                                         ============     ============

                                 JUNE 30, 2001   DECEMBER 31, 2000
                                 -------------   -----------------
      Assets:
         Domestic                $ 94,826,793       $ 93,476,985
         International            178,449,268        174,365,379
                                 ------------       ------------
      Total                      $273,276,061       $267,842,364
                                 ============       ============


Major categories of premiums are summarized as follows:

                               SIX MONTHS ENDED   SIX MONTHS ENDED
                                JUNE 30, 2001     JUNE 30, 2000
                               ----------------  ----------------
Premiums:
   Ordinary life                 $22,186,927        $21,191,288
   Annuity and universal life        111,665            125,258
   Group life                         47,543            242,373
   Accident and health             2,692,911          3,806,364
                                 -----------        -----------
Total premiums                   $25,039,046        $25,365,283
                                 ===========        ===========


(3)      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         For the three and six months ended June 30, 2001, the other comprehensive income (loss) amounts included in total comprehensive income (loss) consisted of unrealized gains (losses) on investments in fixed maturities and equity securities available-for-sale of $(915,305) and $575,435, respectively, net of tax, and for the same period in 2000 unrealized gains (losses) of $1,330,955 and $(524,028), respectively. Total comprehensive income (loss) for the three and six months ended June 30, 2001 was $(334,293) and $1,678,623, and for the same period in 2000 total comprehensive income of $2,280,069 and $124,414, respectively.

(4)      EARNINGS PER SHARE

         Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for both the three and six months ended June 30, 2001 and 2000 were 25,128,158. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% stock dividend paid on December 31, 2000. The stock dividend resulted in the issuance of 1,877,265 Class A shares (including 145,613 shares in treasury) and 46,517 Class B shares.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of foreign and U.S. economies in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws; (iii) inflation, interest rates, market and monetary fluctuations and volatility; (iv) the timely development and acceptance of new products and services and perceived overall value of these products and services by existing and potential customers; (v) changes in consumer spending, borrowing and saving habits; (vi) concentrations of business from persons residing in third world countries; (vii) acquisitions; (viii) the persistency of existing and future insurance policies sold by the Company and its subsidiaries; (ix) the dependence of the Company on its Chairman of the Board; (x) the ability to control expenses; (xi) the effect of changes in laws and regulations (including laws and regulations concerning insurance) with which the Company and its subsidiaries must comply; (xii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xiii) changes in the Company's organization and compensation plans; (xiv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xv) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Net income for the six months ended June 30, 2001 was $1,103,188 or $0.04 per share, compared to net income of $648,442, or $0.03 per share, for the same period in 2000. Revenues increased to $31,835,530 in 2001 compared to the first six months of 2000 when revenues were $31,775,840. The increase in revenues was driven by a 9.4% increase in net investment income that offset a 29.3% decline in accident and health premiums.

Premium income for the first six months of 2001 was $24,927,381 compared to $25,240,025 for the same period in 2000. The 1.2% decline is attributable to a $1,113,453 decrease in accident and health premiums which offset increased production of new business for the first six months of 2001 over the same period in 2000. Accident and Health premiums were $2,692,911 for the six months ended June 30, 2001 compared to $3,806,364 for the same period in 2000. As a result of a substantial increase in the volume of claims plus an increase in the accident and health loss ratio, management cancelled a large portion of the existing blocks of United Security Life Insurance Company's ("USLIC")'s group dental business and National Security Life and Accident Insurance Company's ("NSLIC")'s (two wholly owned subsidiaries) major medical business during the third quarter of 1999 in order to curtail both claims and operating expenses. This action contributed to a $3,650,632 decrease in accident and health premiums for the year ended December 31, 2000. An additional decrease of approximately $1.5 million of annual accident and health premium income in 2001 is expected as policies terminate; however, due to the claims experience as well as the overhead necessary to administer such business, management believes this action will enhance near-term and long-term profitability. Because of increases in loss ratios, management has implemented significant rate increases on the remaining supplemental non-cancelable accident and health products.

Production of new international life insurance premiums measured in paid, annualized premiums increased 16.1% during the first six months of 2001 compared to the same period in 2000. In addition, management initiated a domestic ordinary life sales program in late 2000 targeting rural areas of the United States that is expected to provide a new entre into the domestic life market for the Company in future years. The Company intends to expand sales efforts beyond Texas to other states in which CICA is licensed. Because sales efforts have only recently begun, management is unable to predict the success of this new program.

Net investment income increased 9.4% in the first six months of 2001 compared to the same period in 2000, amounting to $6,620,958 in 2001 compared to $6,053,136 for the first six months of 2000. This increase reflects continued expansion of the Company's asset base and the actions taken in previous years to change the mix and duration of the Company's invested assets to place less emphasis on government guaranteed mortgage pass-through instruments and more emphasis on investments in callable instruments issued by U.S. government agencies. Management terminated the Company's outside investment advisor effective March 31, 2000. The Company feels that it can more effectively achieve its investment objectives by overseeing the investment activities in-house.

Claims and surrenders expense decreased 6.0% from $15,069,980 for the six months ended June 30, 2000 to $14,161,037 for the same period in 2001. Death claims increased 18.9% from

$2,355,062 in the first six months of 2000 to $2,800,552 in the first six months of 2001 due to increases in claim volume and average claim amount. After review of the incurred claims, management does not believe the increase reflects a negative trend in the mortality of the Company's life business but rather, an aberration in the historical experience. Surrender expense decreased 4.1% from $7,541,790 in the first six months of 2000 to $7,235,300 in the first six months of 2001. Improving persistency on the Company's book of international whole life insurance business was the primary reason for the decreased surrender activity. Endowments increased 5.0% from $2,295,962 in the first six months of 2000 to $2,409,634 in the first six months of 2001. Like policy dividends, endowments are factored into the premiums and as such the increase should have no adverse impact on profitability. Accident and health benefits were $1,529,850 for the first six months of 2001 compared to $2,678,028 for the same period of 2000. This 42.9% decrease in accident and health benefits is directly related to the cancellation of the USLIC and NSLIC blocks of business discussed above.

The remaining components of claims and surrenders, comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits, amounted to $185,701 for the first six months of 2001, compared to $199,138 for the first six months of 2000.

Underwriting, acquisition and insurance expenses increased 1.5% from $5,286,924 in the first six months of 2000 to $5,365,020 for the same period in 2001. The increase is attributed to the start-up costs of the domestic marketing program which offset reductions in the expenses associated with the administration of the accident and health business and the merger of NSLIC and USLIC in late 2000.

Deferred policy acquisition costs capitalized in the first six months of 2001 were $4,904,249 compared to $4,302,371 for the same period of the previous year. Amortization of these costs was $4,124,050 for the first six months of 2001 compared to $4,397,792 for the same period of 2000. Amortization of cost of insurance acquired, excess of cost over net assets acquired ("goodwill") and other intangible assets decreased to $842,636 during the first six months of 2001 from $891,762 for the same period in 2000. The decrease in amortization is related to the increased persistency related to the closed books of business of companies previously purchased. In the event that production or revenues from the companies that comprise the goodwill fall below assumed levels, write-offs of the asset could occur. Management believes its assumptions regarding the various blocks of business to be realistic and, accordingly, does not expect such an event to occur.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Net income for the three months ended June 30, 2001 was $581,012 or $0.02 per share, compared to net income of $949,114, or $0.04 per share, for the same period in 2000. Revenues increased slightly in 2001 to $16,353,749 compared to the second quarter of 2000 when revenues were $16,320,890. The increase in revenues was driven by a 7.7% increase in net investment income that offset a 35.8% decline in accident and health premiums.

Premium income for the second quarter of 2001 was $12,878,266 compared to $12,986,914 for the same period in 2000. The slight decrease is attributable to a $693,757 decrease in accident and health premiums which were $1,245,709 for the three months ended June 30, 2001 compared to $1,939,466 for the same period in 2000 that offset increased production of new life insurance during the second quarter of 2001. As a result of a substantial increase in the volume of claims plus an increase in the accident and health loss ratio, management cancelled a large portion of the existing blocks of USLIC's group dental business and NSLIC's major medical business during the third quarter of 1999 in order to curtail both claims and operating expenses. This action contributed to a $3,650,632 decrease in accident and health premiums for the year ended December 31, 2000. An additional decrease of approximately $1.5 million of annual accident and health premium income in 2001 is expected as policies terminate; however, due to the claims experience as well as the overhead necessary to administer such business, management believes this action will enhance profitability. Because of increases in loss ratios, management has implemented significant rate increases on the remaining supplemental accident and health products.

Production of new international life insurance premiums measured in paid, annualized premiums, increased 41.3% during the second quarter of 2001 compared to the same period in 2000. New domestic life sales remained negligible during the quarter as management continued to recruit and train a domestic agency force.

Net investment income increased 7.7% during the second quarter of 2001 compared to the same period in 2000. Net investment income for the three months ended June 30, 2001 was $3,312,720 compared to $3,076,425 for the second quarter of 2000. This increase reflects continued expansion of the Company's asset base and the actions taken in previous years to change the mix and duration of the Company's invested assets to place less emphasis on government guaranteed mortgage pass-through instruments and more emphasis on investments in callable instruments issued by U.S. government agencies.

Claims and surrenders expense increased slightly from $6,955,112 for the three months ended June 30, 2000 to $6,983,040 for the same period in 2001. Death claims increased 50.7% from $890,920 in the second quarter of 2000 to $1,342,453 in the second quarter of 2001 due to increased claim volumes and average claim amounts After review of the incurred claims, management does not believe the increase reflects a negative trend in the mortality of the Company's life business but rather, an aberration in the historical experience. Surrender expense increased 2.0% from $3,489,350 in the second quarter of 2000 to $3,560,185 in the second quarter of 2001. Endowments increased 7.6% from $1,175,353 in the second quarter of 2000 to $1,264,857 in the second quarter of 2001. Like policy dividends, endowments are factored into the premiums and as such the increase should have no adverse impact on profitability. Accident and health benefits were $721,861 for the second quarter of 2001 compared to $1,312,757 for the same period of 2000. This 45.0% decrease in accident and health benefits is directly related to the cancellation of the USLIC and NSLIC blocks of business discussed above.

The remaining components of claims and surrenders, comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits, amounted to $93,684 for the second quarter of 2001, compared to $86,732 for the second quarter of 2000.

Underwriting, acquisition and insurance expenses increased 1.1% from $2,783,711 in the second quarter of 2000 to $2,814,477 for the same period in 2001. The increase is attributed to the development costs of the domestic marketing program which offset reductions in the expenses associated with the administration of accident and health business and the merger of NSLIC and USLIC in late 2000.

Deferred policy acquisition costs capitalized in the second quarter of 2001 were $2,717,361 compared to $2,196,386 for the same period of the previous year. Amortization of these costs was $1,927,793 for the second quarter of 2001 compared to $2,095,386 for the same period of 2000. Amortization of cost of insurance acquired, excess of cost over net assets acquired ("goodwill") and other intangible assets decreased to $356,241 during the second quarter of 2001 from $454,437 for the same period in 2000. The decrease in amortization is related to increased persistency related to closed books of business of companies previously purchased. In the event that production or revenues from the companies that comprise the goodwill fall below assumed levels, write-offs of the asset could occur. Management believes its assumptions regarding the various blocks of business to be realistic and, accordingly, does not expect such an event to occur.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders' equity increased to $78,991,654 at June 30, 2001 from $77,313,031 at December 31, 2000. The increase was attributable to the net income earned during the first six months of 2001 and unrealized gains, net of tax, increasing by $575,435 during the period. Increases in the market value of the Company's available-for-sale bond portfolio caused by higher bond prices resulted in the decrease in unrealized losses, net of tax.

Invested assets increased from $194,203,327 at December 31, 2000 to $197,071,562 at June 30, 2001. At June 30, 2001 and December 31, 2000, fixed maturities were categorized into two classifications: fixed maturities held-to-maturity, which were valued at amortized cost, and fixed maturities available-for-sale which were valued at fair value. Fixed maturities available-for-sale and fixed maturities held-to-maturity were 85.7% and 2.8%, respectively, of invested assets at June 30, 2001. Fixed maturities held-to-maturity, amounting to $5,576,350, consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

The Company's mortgage loan portfolio, which constituted 0.6% of invested assets at December 31, 2000 and June 30, 2001, has historically been composed primarily of seasoned small residential loans in Texas. Management established a reserve of $50,000 at June 30, 2001 and December 31, 2000 (approximately 4% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio. At June 30, 2001, no loans were past due more than ninety days.

Policy loans comprised 10.1% of invested assets at June 30, 2001. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, Chase Bank, Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation coverage at June 30, 2001 and December 31, 2000. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. Management does not believe the Company is at risk for such a loss.

CICA owned 2,085,244 shares of Citizens Class A common stock at June 30, 2001 and December 31, 2000. In the Citizens consolidated financial statements, the shares of Citizens Class A common stock owned by CICA are combined with the other treasury shares and the aggregate treasury shares are reported at cost in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The Statutory Accounting Practices for these shares prescribed by the National Association of Insurance Commissioners ("NAIC") and the State of Colorado are not followed in the U.S. GAAP consolidated financial statements of Citizens. Those Statutory Accounting Practices are only followed with respect to filings made in accordance with the rules and regulations of the various state insurance departments and the NAIC and require that CICA carry its investment in Citizens shares at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets.

The NAIC has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 2000 and June 30, 2001, all life insurance subsidiaries were above required minimum levels.

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

FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, became effective as of January 1, 2001. Implementation of SFAS No. 133, as amended, did not have a material affect on the financial position, results of operations or liquidity of the Company.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of Financial Accounting Standards Board (FASB) Statement 125" revises the rules to be followed when determining whether a special purpose entity (SPE) is a qualifying SPE (QSPE). SFAS No. 140 requires that a QSPE have at least 10% of its beneficial interests held by parties unrelated to the transferor, limits the amount and type of derivative instruments that a QSPE can hold and sets requirements for a transfer to a QSPE to be accounted for as a sale. SFAS No. 140 is effective for transfers occurring after March 31, 2001. However, expanded disclosures about securitizations and collateral are effective for fiscal years ending after December 15, 2000. Management does not believe that SFAS No. 140 will have a material effect on the financial position, results of operations or liquidity of the Company.

In December 2000, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Life Insurance Holding Companies and for Certain Long-Duration Participating Contracts." SOP 00-3 provided guidance on accounting by insurance enterprises for demutualizations and the formation of mutual insurance holding companies. SOP 00-3 also applies to stock insurance enterprises that apply SOP 95-1, "Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises" to account for participating policies. This SOP is effective for financial statements for fiscal years ending after December 15, 2001. Management does not believe that SOP 00-3 will have any impact since it is already a stock life insurance company and does not pay dividends based on actual experience of the Company. The Company utilizes contractual life insurance dividend scales as shown in published dividend illustrations at the date the insurance contracts are issued in determining policyholder dividends.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of SFAS No. 141 immediately; and SFAS No. 142 is effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

The Company is currently completing an evaluation and has not yet determined the financial impact of SFAS No. 141 and 142 as well as the required changes to its related disclosures.

                                     ITEM 3

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The unrealized gains (losses) that could be caused by decreases and increases in the interest rates of 100, 200 and 300 basis points, respectively, on the Company's available-for-sale fixed maturities is as follows at June 30, 2001:

         DECREASES IN INTEREST RATES                     INCREASES IN INTEREST RATES
--------------------------------------------    ----------------------------------------------
  300 BASIS       200 BASIS      100 BASIS        100 BASIS        200 BASIS        300 BASIS
   POINTS          POINTS          POINTS          POINTS           POINTS            POINTS
------------    ------------    ------------    ------------     ------------     ------------
$  9,542,000    $  6,154,000    $  2,993,000    $ (6,343,000)    $(11,761,000)    $(16,681,000)
============    ============    ============    ============     ============     ============


There are no fixed maturities or other investments that the Company classifies as trading instruments. At June 30, 2001 and December 31, 2000, there were no investments in derivative instruments.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company may from time to time be a party to various legal proceedings incidental to its business.

ITEM 2.  CHANGES IN SECURITIES

         None, other than disclosed in the Notes to the Financial Statements or Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual stockholders' meeting was held on June 5, 2001. At that meeting the following individuals were elected to serve on the Board of Directors: Harold E. Riley, Mark A. Oliver, Joe R. Reneau, Rick D. Riley, Dr. Richard C. Scott, Steven F. Shelton, Ralph M. Smith, Th.D., Timothy T. Timmerman and Dr. E. Dean Gage. Each of the individuals elected were returning Directors.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CITIZENS, INC.


                                          By: /s/ Mark A. Oliver
                                              ---------------------------
                                              Mark A. Oliver, FLMI
                                              President

                                          By: /s/ Jeffrey J. Wood
                                              ---------------------------
                                              Jeffrey J. Wood, CPA
                                              Executive Vice President,
                                              Secretary/Treasurer and CFO


Date:  August 13, 2001