Form 10-Q
period 2001-09-30
CITIZENS INC
filed 2001-11-07
CIK 24090

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended           SEPTEMBER 30, 2001

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

         As of October 30, 2001, Registrant had 24,417,118 shares of Class A common stock, No Par Value, outstanding and 711,040 shares of Class B common stock, No Par Value, outstanding.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 Consolidated Statements of Financial Position,
                   September 30, 2001 (Unaudited) and December 31,
                   2000                                                    3

                 Consolidated Statements of Operations, Three Months
                   Ended September 30, 2001 and 2000 (Unaudited)           5

                 Consolidated Statements of Operations, Nine Months
                   Ended September 30, 2001 and 2000 (Unaudited)           6

                 Consolidated Statements of Cash Flows, Nine Months
                   Ended September 30, 2001 and 2000 (Unaudited)           7

                 Notes to Consolidated Financial Statements                9

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITIONS AND RESULTS
                   OF OPERATIONS                                          12


         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                            19

PART II. OTHER INFORMATION                                                20

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                                            (UNAUDITED)
                                                           SEPTEMBER 30,    DECEMBER 31,
                                                               2001             2000
                                                           -------------    ------------
ASSETS

Investments:

     Fixed maturities held-for-investment, at
         amortized cost (market $6,037,500
         in 2001 and $5,589,000 in 2000)                   $  5,573,125     $  5,582,802
     Fixed maturities available-for-sale, at
         fair value (cost $170,924,927 in
         2001 and $165,996,272 in 2000)                     174,704,817      164,945,698
     Equity securities, at fair value (cost
         $588,505 in 2001 and $713,235 in 2000)                 563,927          675,726
     Mortgage loans on real estate (net of reserve
         of $50,000 in 2001 and 2000)                         1,224,324        1,178,668
     Policy loans                                            19,972,674       20,884,136
     Other long-term investments                              1,067,790          936,297
                                                           ------------     ------------
              Total investments                             203,106,657      194,203,327

     Cash                                                    15,136,181        4,064,035
     Accrued investment income                                2,037,585        2,222,583
     Reinsurance recoverable                                  2,849,468        2,662,724
     Deferred policy acquisition costs                       39,688,254       38,052,352
     Other intangible assets                                  1,444,925        1,675,325
     Federal income tax recoverable                                  --          174,978
     Deferred federal income tax                              3,302,023        4,628,750
     Cost of insurance acquired                               5,472,259        6,156,424
     Excess of cost over net assets acquired                  6,910,826        7,362,654
     Property, plant and equipment                            6,288,925        5,469,583
     Other assets                                               957,886        1,169,629
                                                           ------------     ------------
              Total assets                                 $287,194,989     $267,842,364
                                                           ============     ============


See accompanying notes to consolidated financial statements.         (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                                             (UNAUDITED)
                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                2001                2000
                                                            -------------      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Future policy benefit reserves                         $ 180,010,532      $ 175,269,307
     Dividend accumulations                                     4,750,598          4,749,321
     Premium deposits                                           4,175,160          3,033,514
     Policy claims payable                                      3,036,491          2,866,110
     Other policyholders' funds                                 2,350,711          2,245,947
                                                            -------------      -------------
              Total policy liabilities                        194,323,492        188,164,199

     Federal Income tax payable                                 1,067,450                 --
     Purchased securities                                       7,000,000                 --
     Other liabilities                                          1,180,175          1,355,718
     Commissions payable                                          650,669          1,009,416
                                                            -------------      -------------
              Total liabilities                               204,221,786        190,529,333

STOCKHOLDERS' EQUITY:
     Common stock:
         Class A, no par value, 50,000,000 shares
              authorized, 26,642,938 shares issued in
              2001 and 2000, including shares in
              treasury of 2,225,820 in 2001 and 2000           79,701,590         79,701,590
         Class B, no par value, 1,000,000 shares
              authorized, 711,040 shares issued and
              outstanding in 2001 and 2000                        910,482            910,482
     Retained earnings                                          3,775,186          1,311,655
     Accumulated other comprehensive income (loss):
         Unrealized investment gain (loss), net of tax          2,478,506           (718,135)
                                                            -------------      -------------
                                                               86,865,764         81,205,592
     Treasury stock, at cost                                   (3,892,561)        (3,892,561)
                                                            -------------      -------------
              Total stockholders' equity                       82,973,203         77,313,031
                                                            -------------      -------------

     Total liabilities and stockholders' equity             $ 287,194,989      $ 267,842,364
                                                            =============      =============


See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                    --------------------------------
                                                                        2001                2000
                                                                    ------------        ------------
REVENUES:
Premiums                                                            $ 13,892,419        $ 13,558,646
Annuity and universal life considerations                                 54,323              59,385
Net investment income                                                  3,489,266           3,204,023
Realized gains (losses)                                                   14,061             (89,561)
Other income                                                             132,665             158,539
                                                                    ------------        ------------
               Total revenues                                         17,582,734          16,891,032

BENEFITS AND EXPENSES:
Insurance benefits paid or provided:
     Increase in future policy benefit reserves                        1,383,049           2,145,261
     Policyholders' dividends                                            905,569             836,021
     Claims and surrenders                                             7,445,642           8,899,271
     Annuity expenses                                                     56,196             102,853
                                                                    ------------        ------------
               Total insurance benefits paid or provided               9,790,456          11,983,406

Commissions                                                            3,663,972           3,217,551
Other underwriting, acquisition and insurance expenses                 2,514,909           2,443,061
Capitalization of deferred policy acquisition costs                   (3,065,171)         (2,472,444)
Amortization of deferred policy acquisition costs                      2,209,468           1,952,416
Amortization of cost of insurance acquired, excess of cost
     over net assets acquired and other intangibles                      523,757             388,922
                                                                    ------------        ------------

               Total benefits and expenses                            15,637,391          17,512,912
                                                                    ------------        ------------

     Income (loss) before Federal income tax                        $  1,945,343        $   (621,880)

Federal income tax expense (benefit)                                     585,000            (335,073)
                                                                    ------------        ------------

NET INCOME (LOSS)                                                   $  1,360,343        $   (286,807)
                                                                    ============        ============

PER SHARE AMOUNTS:
     BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF
        COMMON STOCK                                                $       0.05        $      (0.01)
                                                                    ============        ============
     WEIGHTED AVERAGE SHARES OUTSTANDING                              25,128,158          25,128,158
                                                                    ============        ============


See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                        2001               2000
                                                                    ------------       ------------
REVENUES:
Premiums                                                            $ 38,819,800       $ 38,798,671
Annuity and universal life considerations                                165,988            184,643
Net investment income                                                 10,110,224          9,257,159
Realized losses                                                          (47,527)           (38,025)
Other income                                                             369,779            464,424
                                                                    ------------       ------------
               Total revenues                                         49,418,264         48,666,872

BENEFITS AND EXPENSES:
Insurance benefits paid or provided:
     Increase in future policy benefit reserves                        4,702,073          4,615,938
     Policyholders' dividends                                          2,301,322          2,129,379
     Claims and surrenders                                            21,606,679         23,969,251
     Annuity expenses                                                    170,281            416,975
                                                                    ------------       ------------
               Total insurance benefits paid or provided              28,780,355         31,131,543

Commissions                                                            9,633,958          8,822,030
Other underwriting, acquisition and insurance expenses                 7,879,929          7,729,985
Capitalization of deferred policy acquisition costs                   (7,969,420)        (6,774,815)
Amortization of deferred policy acquisition costs                      6,333,518          6,350,208
Amortization of cost of insurance acquired, excess of cost over
     net assets acquired and other intangibles                         1,366,393          1,280,684
                                                                    ------------       ------------

               Total benefits and expenses                            46,024,733         48,539,635
                                                                    ------------       ------------

     Income before Federal income tax                                  3,393,531            127,237

Federal income tax expense (benefit)                                     930,000           (234,398)
                                                                    ------------       ------------

NET INCOME                                                          $  2,463,531       $    361,635
                                                                    ============       ============

PER SHARE AMOUNTS:
     BASIC AND DILUTED EARNINGS PER SHARE OF
        COMMON STOCK                                                $       0.10       $       0.01
                                                                    ============       ============
     WEIGHTED AVERAGE SHARES OUTSTANDING                              25,128,158         25,128,158
                                                                    ============       ============


See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                         2001               2000
                                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $  2,463,531       $    361,635
     Adjustments to reconcile net gain to net cash provided by
         operating activities:
              Realized losses                                              47,527             38,025
              Net deferred policy acquisition costs                    (1,635,902)          (424,607)
              Amortization of cost of insurance
                  acquired, excess cost over
                  net assets acquired and other intangibles             1,366,393          1,280,684
              Depreciation                                                456,821            296,137
      Change in:
              Accrued investment income                                   184,998            325,358
              Reinsurance recoverable                                    (186,744)          (922,226)
              Future policy benefit reserves                            4,741,225          4,615,938
              Other policy liabilities                                  1,418,068            449,652
              Deferred federal income tax                                (320,028)          (353,203)
              Federal income tax                                        1,242,428         (1,794,635)
              Commissions payable and other liabilities                  (534,290)           566,318
              Other, net                                                  312,571            (83,862)
                                                                     ------------       ------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES             9,556,598          4,355,154

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of fixed maturities, available-for-sale                       4,047,125          7,614,678
     Maturity of fixed maturities, available-for-sale                  49,361,181         10,493,445
     Purchase of fixed maturities, available-for-sale                 (51,459,074)       (30,003,685)
     Sale of equity securities, available-for-sale                         97,501                 --
     Principal payments on mortgage loans                                 126,114            153,063
     Mortgage loans funded                                               (171,770)                --
     Sale of other long-term investments and property, plant and
         equipment                                                         21,750             16,930


See accompanying notes to consolidated financial statements.         (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                         2001               2000
                                                                     ------------       ------------
     Decrease in policy loans, net                                   $    911,462       $    936,100
     Purchase of other long-term investments and property, plant
         and equipment                                                 (1,418,741)          (947,045)
                                                                     ------------       ------------

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                1,515,548        (11,736,514)
                                                                     ------------       ------------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                       11,072,146         (7,381,360)

     Cash and cash equivalents at beginning of period                   4,064,035         11,149,084
                                                                     ------------       ------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 15,136,181       $  3,767,724
                                                                     ============       ============

Supplemental:

      Cash paid during the period for
            income taxes                                             $      7,600       $  1,913,500
                                                                     ============       ============


See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

(1)  FINANCIAL STATEMENTS

     The interim consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977, and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Central Investors Life Insurance Company of Illinois (CILIC), First Investors Group, Inc. (Investors) and Excalibur Insurance Corporation (Excalibur). Citizens and its consolidated subsidiaries are collectively referred to as the "Company."

     The statement of financial position for September 30, 2001, the statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and the statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2001 and for comparative periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

(2)  SEGMENT INFORMATION

     The Company has two reportable segments identified by geographic area: international business and domestic business. International business, consisting of ordinary whole life business, is sold throughout Central and South America. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars, and paid in the U.S. Domestic business, consisting of traditional life and burial insurance, pre-need policies, accident and health, specified disease, hospital indemnity and accidental death policies are sold throughout the southern U.S. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on U.S. GAAP net income (loss) before federal income taxes for its two reportable segments.

     Geographic Areas - The following summary represents financial data of the Company's continuing operations based on their location for the nine-month period ended September 30, 2001 and 2000.

                                                 2001               2000
                                             -----------        -----------
     REVENUES
      Domestic                               $ 9,075,212        $10,819,149
      International                           40,343,052         37,847,723
                                             -----------        -----------
            Total Revenues                   $49,418,264        $48,666,872
                                             ===========        ===========

     The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company's reportable segments as of and for the nine months ended September 30, 2001 and 2000, is as follows:

     NINE MONTHS ENDED SEPTEMBER 30                        2001              2000
     ----------------------------------------------    ------------      ------------
         Revenue, excluding net investment income
         and realized losses:
            Domestic                                   $  7,227,290      $  8,769,640
            International                                32,128,277        30,678,098
                                                       ------------      ------------
         Total consolidated revenue, excluding net
         investment income and realized losses         $ 39,355,567      $ 39,447,738
                                                       ============      ============

         Net investment income:
            Domestic                                   $  1,856,650      $  2,057,962
            International                                 8,253,574         7,199,197
                                                       ------------      ------------
         Total consolidated net investment income      $ 10,110,224      $  9,257,159
                                                       ============      ============

         Amortization expense:
            Domestic                                   $  1,446,241      $  1,710,752
            International                                 6,253,670         5,920,140
                                                       ------------      ------------
         Total consolidated amortization expense       $  7,699,911      $  7,630,892
                                                       ============      ============

         Realized losses:
            Domestic                                   $     (8,728)     $     (8,453)
            International                                   (38,799)          (29,572)
                                                       ------------      ------------
            Total consolidated realized losses         $    (47,527)     $    (38,025)
                                                       ============      ============

         Income before Federal income tax:
            Domestic                                   $    626,707      $     32,274
            International                                 2,766,824            94,963
                                                       ------------      ------------
         Total consolidated income before
            Federal income tax                         $  3,393,531      $    127,237
                                                       ============      ============

                                     SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                     ------------------    -----------------
         Assets:
            Domestic                    $ 97,071,906         $ 93,476,985
            International                190,123,083          174,365,379
                                        ------------         ------------
         Total                          $287,194,989         $267,842,364
                                        ============         ============

     Major categories of premiums are summarized as follows:

                                     NINE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                     ------------------    ------------------
         Premiums:
            Ordinary life               $ 34,674,012         $ 32,903,984
            Group life                       245,290              363,560
            Accident and health            3,900,498            5,531,127
                                        ------------         ------------
         Total premiums                 $ 38,819,800         $ 38,798,671
                                        ============         ============

(3)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2001, the other comprehensive income amounts included in total comprehensive income consisted of unrealized gains on investments in fixed maturities and equity securities available-for-sale of $2,621,207 and $3,196,641, respectively, net of tax, and for the same period in 2000 unrealized gains of $1,732,071 and $1,208,044, respectively, net of tax. Total comprehensive income for the three and nine months ended September 30, 2001 was $3,981,550 and $5,660,172, and for the same period in 2000 total comprehensive income was $1,445,264 and $1,569,679, respectively.

(4)  EARNINGS PER SHARE

Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for both the three and nine months ended September 30, 2001 and 2000 were 25,128,158. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% common stock dividend paid on December 31, 2000. The stock dividend resulted in the issuance of 1,877,265 Class A shares (including 145,613 shares in treasury) and 46,517 Class B shares.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of foreign and U.S. economies in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws; (iii) inflation, interest rates, market and monetary fluctuations and volatility; (iv) the timely development and acceptance of new products and services and perceived overall value of these products and services by existing and potential customers; (v) changes in consumer spending, borrowing and saving habits; (vi) concentrations of business from persons residing in third world countries; (vii) the Company's ability to consummate and integrate acquisitions; (viii) the persistency of existing and future insurance policies sold by the Company and its subsidiaries; (ix) the dependence of the Company on its Chairman of the Board; (x) the ability of the Company to control expenses;
(xi) the effect of changes in laws and regulations (including laws and regulations concerning insurance) with which the Company and its subsidiaries must comply; (xii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xiii) changes in the Company's organization and compensation plans; (xiv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xv) the success of the Company in managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net income for the nine months ended September 30, 2001 was $2,463,531 or $0.10 per share, compared to net income of $361,635, or $0.01 per share, for the same period in 2000. Revenues increased to $49,418,264 in 2001 compared to the first nine months of 2000 when revenues were $48,666,872. The increase in revenues was driven by a 9.2% increase in net investment income that offset a 29.5% decline in accident and health premiums.

Premium income for the first nine months of 2001 was $38,819,800 compared to $38,798,671 for the same period in 2000. The increase is attributable to increased production of new business for the first nine months of 2001 compared to the same period in 2000 which offset a $1,630,629 decrease in accident and health premiums. Accident and health premiums were $3,900,498 for the nine months ended September 30, 2001 compared to $5,531,127 for the same period in 2000. Management cancelled a large portion of the existing blocks of United Security Life Insurance Company's ("USLIC")'s group dental business and National Security Life and Accident Insurance Company's ("NSLIC")'s (two wholly owned subsidiaries that were merged into another life insurance subsidiary of the Company in late 2000) major medical business during the third quarter of 1999 in order to curtail both claims and operating expenses. This action contributed to a $3,650,632 decrease in accident and health premiums for the year ended December 31, 2000, as well as the above-referenced decrease in 2001. Management believes this action enhanced near-term profitability and will enhance long-term profitability. Because of increases in loss ratios, management has implemented significant rate increases on the remaining supplemental non-cancelable accident and health products, which has also contributed to the decrease in accident and health premiums as some policyholders have elected to cancel their policies.

Production of new international life insurance premiums measured in paid, annualized premiums increased 19.6% during the first nine months of 2001 compared to the same period in 2000 as a result of an increased emphasis on recruiting and training agents. In addition, management initiated a domestic ordinary life sales program in late 2000 targeting rural areas of the United States that is expected to provide a new entre into the domestic life market for the Company in future years. Because sales efforts have only recently begun, management is unable to predict the success of this new program.

Net investment income increased 9.2% in the first nine months of 2001 compared to the same period in 2000, amounting to $10,110,224 in 2001 compared to $9,257,159 for the first nine months of 2000. This increase reflects continued expansion of the Company's asset base and the actions taken in previous years to change the mix and duration of the Company's invested assets to place less emphasis on government guaranteed mortgage pass-through instruments and more emphasis on investments in callable instruments issued by U.S. government agencies. During 2001, there have been significant decreases in interest rates. As a result, management expects returns on newly invested funds to decline in the short term. Management does not believe such declines will have a materially adverse effect on future operating results.

Claims and surrenders expense decreased 9.9% from $23,969,251 for the nine months ended September 30, 2000 to $21,606,679 for the same period in 2001. Death claims decreased 13.0% from $4,726,708 in the first nine months of 2000 to $4,111,047 in the first nine months of 2001 due to decreases in claim volume and average claim amount. Surrender expense decreased 1.3% from $11,138,094 in the first nine months of 2000 to $10,992,511 in the first nine months of 2001. Improving persistency on the Company's book of international whole life insurance business was the primary reason for the decreased surrender activity. Endowments increased 11.6% from $3,523,688 in the first nine months of 2000 to $3,932,776 in the first nine months of 2001. Like policy dividends, endowments are factored into the premiums and as such the increase should have no adverse impact on profitability. Accident and health benefits were $2,308,277 for the first nine months of 2001 compared to $4,279,922 for the same period of 2000. This 46.1% decrease in accident and health benefits is directly related to the cancellation of the USLIC and NSLIC blocks of business discussed above.

The remaining components of claims and surrenders, comprised of supplemental contract benefits, interest on policy funds and other miscellaneous policy benefits, amounted to $262,068 for the first nine months of 2001, compared to $300,839 for the first nine months of 2000.

Underwriting, acquisition and insurance expenses increased 1.9% from $7,729,985 in the first nine months of 2000 to $7,879,929 for the same period in 2001. The increase is attributed to the start-up costs of the domestic marketing program which offset reductions in the expenses associated with the administration of the accident and health business and the merger of NSLIC and USLIC in late 2000 into another life insurance subsidiary of the Company.

Deferred policy acquisition costs capitalized in the first nine months of 2001 were $7,969,420 compared to $6,774,815 for the same period of the previous year. Amortization of these costs was $6,333,518 for the first nine months of 2001 compared to $6,350,208 for the same period of 2000. Amortization of cost of insurance acquired, excess of cost over net assets acquired ("goodwill") and other intangible assets increased to $1,366,393 during the first nine months of 2001 from $1,280,684 for the same period in 2000. The increase in amortization is related to the decreased persistency related to the closed books of business of companies previously purchased. In the event that production or revenues from the companies that comprise the goodwill fall below assumed levels, write-offs of the asset could occur. Management believes its assumptions regarding the various blocks of business to be realistic and, accordingly, does not expect such an event to occur.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net income for the three months ended September 30, 2001 was $1,360,343 or $0.05 per share, compared to a net loss of $286,807, or $(0.01) per share, for the same period in 2000. Revenues increased 4.1% in 2001 to $17,582,734 compared to third quarter of 2000 revenues of $16,891,032. The increase in revenues was driven by a 8.9% increase in net investment income that offset a 30.0% decline in accident and health premiums.

Premium income for the third quarter of 2001 was $13,892,419 compared to $13,558,646 for the same period in 2000. The 2.5% increase is attributable to increased production of new life insurance during the third quarter of 2001 that offset a $517,176 decrease in accident and health premiums which were $1,207,587 for the three months ended September 30, 2001 compared to $1,724,763 for the same period in 2000. As indicated above, management cancelled a large portion of the existing blocks of USLIC's group dental business and NSLIC's major medical business during the third quarter of 1999 in order to curtail both claims and operating expenses. This action resulted in a significant decrease in accident and health premiums during the third quarter of 2000, as well as the above-described decrease in 2001. Management believes this action enhanced near-term profitability and will enhance future profitability. Because of increases in loss ratios, management has implemented significant rate increases on the remaining supplemental accident and health products which has contributed to the decrease in accident and health premiums as some policyholders have elected to cancel their policies.

Production of new international life insurance premiums measured in paid, annualized premiums, increased 25.0% during the third quarter of 2001 compared to the same period in 2000. This increase resulted from an increased emphasis on recruiting and training agents. New domestic life sales remained negligible during the quarter as management continued to recruit and train a domestic agency force.

Net investment income increased 8.9% during the third quarter of 2001 compared to the same period in 2000 to $3,489,266 from $3,204,023. This increase reflects continued expansion of the Company's asset base and the actions taken in previous years to change the mix and duration of the Company's invested assets to place less emphasis on government guaranteed mortgage pass-through instruments and more emphasis on investments in callable instruments issued by U.S. government agencies. During 2001, there have been significant decreases in interest rates. As a result, management expects returns on newly invested funds to decline in the short term; however, Management does not believe such declines will have a materially adverse effect on the future operating results of the Company.

Claims and surrenders expense decreased 16.3% from $8,899,271 for the three months ended September 30, 2000 to $7,445,642 for the same period in 2001. Death claims decreased 44.7% from $2,371,646 in the third quarter of 2000 to $1,310,495 in the third quarter of 2001 due to decreased claim volumes and average claim amounts. Surrender expense increased 4.5% from $3,596,304 in the third quarter of 2000 to $3,757,211 in the third quarter of 2001. Endowments increased 24.1% from $1,227,726 in the third quarter of 2000 to $1,523,142 in the third quarter of 2001. Like policy dividends, endowments are factored into the premiums and as such the increase should have no adverse impact on profitability. Accident and health benefits were $778,427 for the third quarter of 2001 compared to $1,601,894 for the same period of 2000. This 51.4% decrease in accident and health benefits is directly related to the cancellation of the USLIC and NSLIC blocks of business discussed above.

The remaining components of claims and surrenders, comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits, amounted to $76,367 for the third quarter of 2001, compared to $101,701 for the third quarter of 2000.

Underwriting, acquisition and insurance expenses increased 2.9% from $2,443,061 in the third quarter of 2000 to $2,514,909 for the same period in 2001. The increase was attributable to the development costs of the domestic marketing program which offset reductions in the expenses associated with the administration of accident and health business and the merger of NSLIC and USLIC in late 2000 into a life insurance subsidiary of the Company.

Deferred policy acquisition costs capitalized in the third quarter of 2001 were $3,065,171 compared to $2,472,444 for the same period of the previous year.

Amortization of these costs was $2,209,468 for the third quarter of 2001 compared to $1,952,416 for the same period of 2000. Amortization of cost of insurance acquired, excess of cost over net assets acquired ("goodwill") and other intangible assets increased to $523,757 during the third quarter of 2001 from $388,922 for the same period in 2000. The increase in amortization is related to decreased persistency related to closed books of business of companies previously purchased. In the event that production or revenues from the companies that comprise the goodwill fall below assumed levels, write-offs of the asset could occur. Management believes its assumptions regarding the various blocks of business to be realistic and, accordingly, does not expect such an event to occur.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders' equity increased to $82,973,203 at September 30, 2001 from $77,313,031 at December 31, 2000. The increase was attributable to the net income earned during the first nine months of 2001 and an increase in unrealized gains, net of tax, of $3,196,641 during the period. Increases in the market value of the Company's available-for-sale bond portfolio caused by decreases in interest rates resulted in the increase in unrealized gains, net of tax.

Invested assets increased from $194,203,327 at December 31, 2000 to $203,106,657 at September 30, 2001. At September 30, 2001 and December 31, 2000, fixed maturities were categorized into two classifications: fixed maturities held-to-maturity, which were valued at amortized cost, and fixed maturities available-for-sale which were valued at fair value. Fixed maturities available-for-sale and fixed maturities held-to-maturity were 86.0% and 2.7%, respectively, of invested assets at September 30, 2001. Fixed maturities held-to-maturity, amounting to $5,573,125, consist primarily of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold these securities to maturity.

The Company's mortgage loan portfolio, which constituted 0.6% of invested assets at December 31, 2000 and September 30, 2001, has historically been composed primarily of seasoned small residential loans in Texas. Management established a reserve of $50,000 at September 30, 2001 and December 31, 2000 (approximately 4% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio.

Policy loans comprised 9.8% of invested assets at September 30, 2001. These loans, which are secured by the underlying policy values, have annual yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, Chase Bank, Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation coverage at September 30, 2001 and December 31, 2000. Management monitors the solvency of all financial institutions in which the Company has funds to minimize the exposure for loss. Management does not believe the Company is at risk for such a loss. The increase in cash at September 30, 2001 was the result of a timing difference between the receipt of proceeds of bonds that had been called at the end of September and the settlement of the reinvestment of the same.

CICA owned 2,085,244 shares of Citizens Class A common stock at September 30, 2001 and December 31, 2000. In the Citizens consolidated financial statements, the shares of Citizens Class A common stock owned by CICA are combined with the other treasury shares and the aggregate treasury shares are reported at cost in conformity with U.S. GAAP. The Statutory Accounting Practices for these shares prescribed by the National Association of Insurance Commissioners ("NAIC") and the State of Colorado are not followed in the U.S. GAAP consolidated financial statements of Citizens. Those Statutory Accounting Practices are only followed with respect to filings made in accordance with the rules and regulations of the various state insurance departments and the NAIC and require that CICA carry its investment in Citizens shares at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets.

The NAIC has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based Capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would be required. At December 31, 2000 and September 30, 2001, all of the Company's life insurance subsidiaries were above required minimum levels of capital.

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

The tragedies of September 11, 2001 have significantly impacted the life insurance industry's operating results. None of the Company's life insurance subsidiaries had ever written business in New York or Washington, D.C., and the Company is unaware of any claims related to such events, therefore, does not expect any adverse effects as a result.

FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, became effective as of January 1, 2001. Implementation of SFAS No. 133, as amended, did not have a material affect on the financial position, results of operations or liquidity of the Company.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of Financial Accounting Standards Board (FASB) Statement 125" revises the rules to be followed when determining whether a special purpose entity (SPE) is a qualifying SPE (QSPE). SFAS No. 140 requires that a QSPE have at least 10% of its beneficial interests held by parties unrelated to the transferor, limits the amount and type of derivative instruments that a QSPE can hold and sets requirements for a transfer to a QSPE to be accounted for as a sale. SFAS No. 140 is effective for transfers occurring after March 31, 2001. However, expanded disclosures about securitizations and collateral are effective for fiscal years ending after December 15, 2000. SFAS No. 140 did not have a material effect on the financial position, results of operations or liquidity of the Company.

In December 2000, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Life Insurance Holding Companies and for Certain Long-Duration Participating Contracts." SOP 00-3 provided guidance on accounting by insurance enterprises for demutualizations and the formation of mutual insurance holding companies. SOP 00-3 also applies to stock insurance enterprises that apply SOP 95-1, "Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises" to account for participating policies. This SOP is effective for financial statements for fiscal years ending after December 15, 2001. Management does not believe that SOP 00-3 will have any impact on the Company since it is already a stock life insurance company and does not pay dividends based on actual experience of the Company. The Company utilizes contractual life insurance dividend scales as shown in published dividend illustrations at the date the insurance contracts are issued in determining policyholder dividends.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Any purchase price allocable to an assembled workforce may not be accounted for separately.

SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

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

The Company estimates that, assuming that no goodwill and other intangible assets are impaired in 2002, earnings for 2002 would increase by approximately $900,000 as a result of the adoption of SFAS No. 141 and 142. Under these new accounting standards goodwill and intangible assets would not be amortized but instead would be subject to tests for impairment at least annually.

                                     ITEM 3

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The unrealized gains (losses) that could be caused by decreases and increases in the interest rates of 100, 200 and 300 basis points, respectively, on the Company's available-for-sale fixed maturities is as follows at September 30, 2001:

               DECREASES IN INTEREST RATES               INCREASES IN INTEREST RATES
         --------------------------------------   -------------------------------------------
          300 BASIS     200 BASIS    100 BASIS     100 BASIS      200 BASIS       300 BASIS
            POINTS        POINTS       POINTS        POINTS         POINTS          POINTS
         -----------   -----------   ----------   -----------    ------------    ------------
         $19,145,000   $12,761,000   $6,652,000   $(7,967,000)   $(15,118,000)   $(22,116,000)
         ===========   ===========   ==========   ===========    ============    ============

At September 30, 2001 and December 31, 2000, there were no fixed maturities or other investments that the Company classified as trading instruments. At September 30, 2001 and December 31, 2000, there were no investments in derivative instruments.

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

        None

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CITIZENS, INC.



                                       By: /s/ Mark A. Oliver
                                           ------------------------------------
                                           Mark A. Oliver, FLMI
                                           President

                                       By: /s/ Jeffrey J. Wood
                                           ------------------------------------
                                           Jeffrey J. Wood, CPA
                                           Executive Vice President,
                                           Secretary/Treasurer and CFO


Date: November 7, 2001