Form 10-K
period 2001-12-31
CITIZENS INC
filed 2002-03-27
CIK 24090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

|X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

| |         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

                         Commission file number 1-13004

                                 CITIZENS, INC.
             (Exact name of registrant as specified in its charter)

                Colorado                                  84-0755371
----------------------------------------  --------------------------------------
        (State of incorporation)               (IRS Employer Identification No.)

  400 East Anderson Lane, Austin, Texas                      78752
----------------------------------------  --------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No | |.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

As of March 15, 2002, aggregate market value of the Class A voting stock held by non-affiliates of the Registrant was approximately $229,597,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates certain portions of the definitive proxy material of the Registrant in respect of its 2002 Annual Meeting of Shareholders.

        Number of shares of common stock outstanding as of March 15, 2002
                               Class A: 24,417,118
                               Class B:    711,040

                                     PART I

ITEM 1. BUSINESS

      (a)   GENERAL DEVELOPMENT OF BUSINESS

            Citizens, Inc. (Citizens) operates primarily as an insurance holding company. It was incorporated in Colorado in 1977. Citizens is the parent company that directly or indirectly owns 100% of seven operating subsidiaries: Citizens Insurance Company of America
            (CICA), Computing Technology, Inc. (CTI), Insurance Investors, Inc.
            (III), Funeral Homes of America (FHA), Central Investors Life Insurance Company of Illinois (CILIC), First Investors Group, Inc. (Investors) and Excalibur Insurance Corporation (Excalibur) . Collectively, Citizens and its subsidiaries are referred to herein as the "Company." Pertinent information relating to Citizens' subsidiary companies is set forth below:

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

            In January, 1999, Citizens acquired Investors, the parent of Excalibur.

            On November 20, 2001, Citizens announced that definitive agreements had been reached between Citizens and Combined Underwriters Life Insurance Company (Combined) and Citizens and Lifeline Underwriters Life Insurance Company (Lifeline). Pursuant to the terms of the agreements, which were approved by Combined's and Lifeline's shareholders and regulatory authorities, Citizens issued approximately 753,000 shares of its Class A Common Stock to acquire Combined and approximately 305,000 shares of its Class A Common Stock to acquire Lifeline. The aggregate market value of the consideration was approximately $12.1 million. The transactions closed on March 19, 2002 and were accounted for as purchases.

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

      (b)   FINANCIAL INFORMATION REGARDING THE INSURANCE BUSINESS

            Citizens, through CICA, CILIC, and Excalibur, operates principally in two business segments: selling selected lines of individual life and accident and health (A&H) insurance policies in domestic markets and individual ordinary life insurance in international markets. Except for certain insignificant operations, Citizens has no present intention to engage in any non-insurance related business. The following tables set forth certain statistical information on the basis of accounting principles generally accepted in the United States of America (U.S. GAAP) concerning the operations of the Company for each of the five years ended December 31, 2001.

                                     TABLE I

The following table sets forth (i) life insurance in-force and (ii) mean life insurance in-force.

                  IN-FORCE                                   MEAN LIFE
                  BEGINNING             IN-FORCE             INSURANCE
                   OF YEAR             END OF YEAR            IN-FORCE
                   (a) (b)               (a) (b)              (a) (b)
                 ----------            -----------           ----------
      2001       $2,240,523            $2,416,610            $2,328,567
      2000        2,197,844             2,240,523             2,219,184
      1999        2,340,744             2,197,844             2,269,294
      1998        2,250,197             2,340,744             2,295,471
      1997        2,231,017             2,250,197             2,240,607

----------
      (a)   In thousands (000s)
      (b)   Before assuming and ceding reinsurance from/to reinsurers

The increases in insurance in-force prior to 1999 reflect the volumes of new business written by the Company as well as the impact of acquisitions. Economic and other market disruptions in the Company's international markets had a negative impact on the Company's persistency in 1999, contributing to the decline in insurance in-force. Improved persistency in 2001 combined with increased sale of new policies in 2000 and 2001 contributed to the growth in insurance in-force during 2000 and 2001.

                                    TABLE II

The following table sets forth (i) the ratio of lapses and surrenders to mean life insurance in-force and (ii) life reinsurance ceded.

                                   RATIO OF            REINSURANCE CEDED
                                  LAPSES AND     -------------------------------
                                  SURRENDERS         AMOUNT          REINSURANCE
                 LAPSES AND        TO MEAN             OF              PREMIUM
               SURRENDERS (a)      IN-FORCE      REINSURANCE (a)      CEDED (b)
               --------------     ----------     ---------------     -----------
      2001       $113,482             4.9%          $206,386         $ 2,312,232
      2000        112,676             5.1            272,150           2,494,798
      1999        115,018             5.1            278,689           2,539,155
      1998        100,906             4.4            306,070           3,368,690
      1997         95,684             4.3            318,630           2,257,556

----------
      (a)   In thousands (000s)
      (b) Approximately 95 percent of the reinsurance is yearly renewable term insurance, with the remainder being coinsurance. Premiums reflect both life and accident and health business.

As described above, the disruption in certain international markets contributed to the increased lapsation and surrender activity in 1999. The decline in ceded premium in 1999 and 2000 was related to the termination of a substantial portion of NSLIC's major medical business, much of which had been ceded. The decline in ceded premium in 2001 related to an increase in the Company's retention from $75,000 to $100,000. The increase in ceded premium in 1998 was due to the cession of a substantial portion of the major medical accident and health business of NSLIC.

                                    TABLE III

The following table sets forth information with respect to total insurance premiums.

                 ORDINARY        ANNUITY &                       ACCIDENT
                 LIFE (a)     UNIVERSAL LIFE     GROUP LIFE    & HEALTH (a)      TOTAL
                 --------     --------------     ----------    ------------      -----
      2001     $ 48,142,397   $  216,905         $  543,792    $  5,059,843   $ 53,962,937
      2000       45,892,621      228,479             95,068       7,235,685     53,451,853
      1999       47,687,414      261,880            484,746      10,886,317     59,320,357
      1998       48,801,081      263,994            231,410       9,857,844     59,154,329
      1997       49,412,066      366,135            284,632       5,299,783     55,362,616

----------
      (a)   After deduction for reinsurance ceded.

New sales of life insurance decreased slightly from 1997 to 1999. In 2000, new life sales increased, but overall life premium declined due to the lower level of sales in previous years coupled with the surrender activity shown in Table II above. In 2001, new life sales increased and the ratio of lapses and surrenders to mean in-force declined as shown in Table II above. Much of the 1998 increase in accident and health premiums related to the acquisition of USLIC and NSLIC. Additionally, much of the 2000 and 2001 decline in accident and health premiums related to management's decision to cancel a large portion of USLIC's group dental business and

NSLIC's major medical business during the third quarter of 1999 in order to curtail both claims and operating expenses.

                                    TABLE IV

The following table sets forth information relating to the ratio of underwriting and other expenses to insurance revenues.

                                                         COMMISSIONS, UNDERWRITING
                                                          AND OPERATING EXPENSES,
                                                         POLICY RESERVE INCREASES,
                            COMMISSIONS, UNDERWRITING    POLICYHOLDER BENEFITS AND
                              AND OPERATING EXPENSES    DIVIDENDS TO POLICYHOLDERS
                            -------------------------   --------------------------
                                           RATIO TO                      RATIO TO
              INSURANCE                    INSURANCE                     INSURANCE
             PREMIUMS (a)      AMOUNT      PREMIUMS        AMOUNT        PREMIUMS
             ------------      ------      --------        ------        --------
2001         $ 53,962,937   $ 24,079,909     44.6%      $ 63,253,162       117.2%
2000           53,451,853     22,550,592     42.2         63,693,030       119.2
1999           59,320,357     22,563,049     38.0         68,043,243       114.7
1998           59,154,329     23,580,491     39.9         66,914,063       113.1
1997           55,362,616     18,910,594     34.2         58,865,744       106.3

----------
(a)   After premiums ceded to reinsurers.

The 1997 acquisitions of NSLIC and USLIC and their related conversion expenses as well as increases in accident and health benefits were the primary reasons for the 1998 and 1999 increases in policyholder benefits and the 1998 increase in commission, underwriting and operating expenses. During 2000, accident and health premiums and claims decreased as discussed above due to the cancellation of major portions of the group dental and major medical business; however, due to the development of a domestic ordinary life sales program and the administrative costs of managing the run-off of the cancelled accident and health business, the ratio of expenses to premium increased. During 2001, the decrease in lapses and surrenders combined with the decrease in accident and health claims offset increased commissions and administration expenses, resulting in a decrease in the ratio of expenses and benefits to premium.

                                     TABLE V

The following table sets forth changes in new life insurance business produced between participating and nonparticipating policies.

                                    PARTICIPATING             NONPARTICIPATING
              TOTAL NEW          --------------------       --------------------
             BUSINESS (a)        AMOUNT (a)   PERCENT       AMOUNT (a)   PERCENT
             ------------        ----------   -------       ----------   -------
2001           $346,132           235,847      68.1%         110,285      31.9%
2000            327,753           217,303      66.3          110,450      33.7
1999            287,238           180,800      62.9          106,438      37.1
1998            311,331           222,496      71.5           88,835      28.5
1997            286,698           245,547      85.6           41,151      14.4

----------
(a)   In thousands (000s)

The significant changes in 1998 and 1999 were due to the volume of credit life business produced by NSLIC that is non-participating. During 2000 and 2001 the percentage of participating new business grew due to increases in the issuance of participating ordinary life policies internationally.

                                    TABLE VI

The following table sets forth changes in new life insurance business issued according to policy types.

                           WHOLE LIFE
                          AND ENDOWMENT               TERM                 CREDIT
         TOTAL NEW     --------------------   --------------------  --------------------
        BUSINESS (a)   AMOUNT (a)   PERCENT   AMOUNT (a)   PERCENT  AMOUNT (a)   PERCENT
-----   ------------   ----------   -------   ----------   -------  ----------   -------
2001      $346,132      $238,765     69.0%     $71,900      20.8%    $35,467      10.2%
2000       327,753       220,691     67.3       56,747      17.3      50,315      15.4
1999       287,238       183,726     63.9       43,607      15.2      59,905      20.9
1998       311,331       224,918     72.2       51,531      16.6      34,882      11.2
1997       286,698       245,637     85.7       41,061      14.3          --        --

----------
(a)   In thousands (000s)

Most of the 1998 and 1999 increases were due to the credit life business sold by NSLIC. The decline in 1998 and 1999 whole life production related to the disruption in the Company's international market. In 2000, new life sales measured in paid annualized premiums increased 21.4%. In 2001, new life sales measured in paid annualized premiums increased 14.9%.

                                    TABLE VII

The following table sets forth deferred policy acquisition costs capitalized and amortized compared to new business life insurance issued.

                                            DEFERRED POLICY
                      TOTAL NEW            ACQUISITION COSTS
                       BUSINESS         ------------------------
                        ISSUED          CAPITALIZED    AMORTIZED
                        ------          -----------    ---------
            2001     $346,132,000       $11,112,096   $ 8,568,445
            2000      327,753,000        10,056,287     8,521,972
            1999      287,238,000         9,287,457    10,028,806
            1998      311,331,000         7,941,829     7,789,513
            1997      286,698,000         9,804,022     9,630,705

The decrease in costs capitalized for 1998 reflected the reduction in the amount of new business produced and lower commission expenses incurred as a result thereof. Amortization in 1999 was high due to increased surrender activity. The increase in 2000 and 2001 capitalized costs related to the increase in new business issued, while the decrease in amortized costs was due to improved persistency.

                                   TABLE VIII

               The following table sets forth investment results.

                                                          RATIO OF NET
                                                       INVESTMENT INCOME
                MEAN AMOUNT OF      NET INVESTMENT      TO MEAN AMOUNT
              INVESTED ASSETS (a)     INCOME (b)     OF INVESTED ASSETS (a)
              -------------------     ----------     ----------------------
      2001    $   200,449,569         $13,296,481            6.6%
      2000        184,270,944          12,550,754            6.8
      1999        175,305,342          11,636,940            6.6
      1998        169,461,908          11,279,125            6.7
      1997        150,481,414          10,038,736            6.7

----------
      (a)   The year 1997 includes assets acquired from NSLIC and USLIC.
      (b) Does not include realized and unrealized gains and losses on investments.

During 2000, the Company terminated its outside investment manager and changed the mix of new investments, resulting in improved performance for the year. During 2001, the significant decrease in yields in the bond market caused the return on invested assets to drop slightly.

      (c)   NARRATIVE DESCRIPTION OF BUSINESS

            (i)   BUSINESS OF CITIZENS

                  Citizens' principal business is ownership of CICA, Investors and their affiliates. Additionally, it provides management services to these companies under management services agreements. At December 31, 2001, Citizens had approximately 90 full and part-time employees. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

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

                  During the year ended December 31, 2001, 90.2% of CICA's premium income was attributable to life, endowment and term insurance, .4% to individual annuities and 9.4% to accident and health insurance. During the year ended December 31, 2000, 86.0% of CICA's premium income was attributable to life, endowment and term insurance, 0.4% to individual annuities, and 13.6% to accident and health insurance. Of the life policies in force at December 31, 2001 and 2000, 46.1% and 43.1%, were nonparticipating and 53.9% and 56.9%, respectively were participating.

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

                  In 1999, management began developing a domestic ordinary life sales program and received regulatory approval of the product and related sales material in Texas during April of 2000. Management began recruiting efforts for associates in the State of Texas for the new product in mid-2000 and sales began late during second quarter 2000. This program, targeting rural areas of the United States, is expected to provide a new entre into the domestic life market for the Company. Due to changes in agency management, this program's initial results have not been as successful as management had anticipated; however, the Company believes the program will ultimately be successful. The Company intends to expand sales efforts beyond Texas to other states in which CICA is licensed.

                  The CICA underwriting policy requires a medical examination of applicants for ordinary insurance in excess of certain prescribed limits. These limits are graduated according to the age of the applicant and the amount of insurance. Generally, the maximum amount of ordinary life insurance issued domestically without a medical examination is $200,000 for ages 0 through 35; $100,000 for ages 36 through 45; $50,000 for ages 46 through 50; $15,000 for ages 51 through 55; and $10,000 for ages 56 and over. Non-United States applicants ages 0 through 39 can obtain up to $150,000 of insurance without a medical examination. Medical examinations are required of all non-United States applicants age 40 and over . The supplemental accident and health policies sold in the U.S. have only minimal, field underwriting.

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

                  CICA has $31 million of insurance in-force on individuals that are classified as substandard risks, the majority of such business having been acquired in the purchase of other companies. Management believes the exposure to loss as a result of insuring these individuals is minimal, since the premiums are increased to cover the nature of the risk, additional reserves are established, and the amount of this insurance represents approximately 1.0% of the total insurance in-force.

                  GEOGRAPHICAL DISTRIBUTION OF BUSINESS

                  CICA makes available ordinary whole-life insurance products to residents of foreign countries worldwide. Premium income from non-U.S. residents accounted for approximately 82.4%, 82.7% and 85.5% of total CICA premiums for the years ended December 31, 2001, 2000 and 1999, respectively.

                  Premiums in excess of 10% of CICA's total premiums for the years ended December 31, 2001, 2000 and 1999 were: Argentina - 23.3%, 27.7% and 32.3%; Columbia - 21.9%, 20.2% and 19.4%; and
                  Uruguay -10.2%, 11.8% and 14.3%, respectively.

                  The following table sets forth CICA's total yearly premium income by geographic area for the years indicated.

                              AREA         2001    2000     1999
                              ----         ----    ----     ----
                        Oklahoma            4.6%    5.2%     5.4%
                        Texas               4.2%    4.4%     2.3%
                        Mississippi         4.0%    2.8%     1.6%
                        Louisiana           1.1%    1.1%     1.2%
                        All Other States    3.7%    3.8%     4.0%
                        Foreign            82.4%   82.7%    85.5%

                  The participating whole life policies accepted by CICA on high net worth residents of foreign countries have an average face amount of approximately $66,000 and are issued primarily to individuals in the top 5% of the population in terms of household income. CICA has neither offices nor employees overseas. It accepts applications for international insurance policies submitted by several independent firms in these markets with whom CICA has non-exclusive consulting contracts. These firms specialize in marketing life insurance products to citizens of foreign countries and have many years of experience marketing life insurance products. They provide recruitment, training and supervision of their managers and associates in the placement of dollar-denominated life insurance products; however, all consultants and associates contract directly with CICA and receive their compensation from CICA. Accordingly, should the consulting arrangement between any firm and CICA be canceled for any reason, CICA believes it could continue suitable marketing arrangements with the individuals of the consulting firms without appreciable loss of present and future sales, as it has done in the past. There is, however, always a risk that sales could decrease. The contract with the consultants provides that they are the representative of the prospective insured, have the responsibility for recruiting and training their sales associates and are responsible for all of their overhead costs including the expense of contests and awards. These firms guarantee any debts of marketers and their associates. In consideration for the services rendered, the marketing consultants receive a fee on all new policies placed by them or their associates. See "Business of CICA - Commissions." Either party may terminate the marketing contracts for various causes at any time by mutual consent of the parties or upon 30 days' notice.

                  At present, CICA is dependent on the non-U.S. markets for a large percentage of its new life insurance business. This subjects CICA to potential risks with regard to the continued ability to write such business should adverse events occur in the countries from which CICA receives applications. These potential risks include lapses of policies if funds that flow out of such countries were to become restricted. Based on more than 35 years experience in the marketplace in which CICA competes, management believes such risks are not material. The Company maintains no assets outside the U.S. and requires all premiums to be paid in the U.S. with U.S. dollars via drafts drawn on banks in the U.S.; therefore, it could lose no funds from currency devaluation or foreign appropriation. Many of the inherent risks in foreign countries, such as political instability, hyper-inflation and economic disruptions, tend to improve rather than hurt CICA's business because it encourages individuals to convert assets out of local currencies to the more stable U.S. dollar.

                  MARKETING OPERATIONS

                  CICA holds licenses to do business in 15 states and accepts applications for consideration from any foreign country. CICA's operations are conducted on the independent contractor basis, with 1,838 individuals contracted at December 31, 2001 and 1,302 at December 31, 2000 and 1,415 individuals at December 31, 1999.

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

                        (a) INSURANCE CEDED

                  CICA has historically retained $75,000 of risk on any one person. Effective January 1, 2001, this amount was increased to $100,000 based upon CICA's capital growth. The increase in retention is based upon the relative size and financial strength of CICA. As of December 31, 2001, the aggregate amount of life insurance ceded amounted to $204,989,000 or 7.2% of total direct and assumed life insurance in-force, and was $270,515,000 or 10.6% in 2000. CICA is contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations reinsured.

                  As of December 31, 2001, CICA had in effect automatic reinsurance agreements with reinsurers that provide for cessions of ordinary insurance from CICA. Additionally, CICA has reinsurance treaties in force with several reinsurers of life and accident and health insurance. These treaties provide for both automatic and facultative reinsurance of standard and substandard risks ceded to them by CICA for life, accident and health and supplemental benefits above CICA's retention limit on a yearly renewable term, coinsurance or modified coinsurance basis.

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

                  The cessions are on a yearly renewable term basis and are automatic over the Company's retention up to $350,000 for ERC, $150,000 for BMA and $500,000 for AUL, after which the reinsurance is subject to a facultative review by the reinsurers. At December 31, 2001, CICA had ceded $91,172,000 in face amount of insurance to ERC, $52,704,000 to RAS, $28,895,000 to BMA and $28,285,000 to AUL under these agreements.

                  RAS is an unauthorized reinsurer in the state of Colorado; however, RAS has agreed to comply with Colorado statutes regarding such companies. Under these statutes, RAS will provide a letter of credit, issued by a U.S. bank meeting the Colorado requirements, equal to any liabilities it incurs under this agreement. RAS notified CICA in late 1999 that it was withdrawing from the reinsurance market effective January 1, 2001 and AUL replaced it.

                  A reinsurance treaty with Swiss Re Life & Health America, Inc. (Swiss Re) covers all of CICA's accidental death insurance supplementing its life insurance policies. These cessions are on a yearly renewable term basis and occur automatically if total accidental death benefits known to CICA are less than $250,000 or otherwise on a facultative review basis. At December 31, 2001, CICA had ceded $1.3 billion in face amount of business to Swiss Re under this treaty.

                  CICA monitors the solvency of its reinsurers to minimize the risk of loss in the event of a failure by one of the parties. The primary reinsurers of CICA are large, well capitalized entities .

                        (b) INSURANCE ASSUMED

                  At December 31, 2001, CICA had in-force reinsurance assumed as follows:

                                                        TYPE OF        AMOUNT
                                                       BUSINESS     IN-FORCE AT
                     NAME OF COMPANY      LOCATION      ASSUMED     END OF YEAR
                     ---------------      --------      -------     -----------
                  Prudential Insurance     Newark,     Ordinary
                  Company (Prudential)   New Jersey    Group Life   $440,023,000

                  The reinsurance agreement with Prudential provides for CICA to assume a portion of the insurance under a group insurance policy issued by Prudential to the Administrator of Veterans' Affairs. CICA's portion of the total insurance under the policy is allocated to CICA in accordance with the criteria established by the Administrator. The agreement continues in full force and effect at December 31, 2001.

                  CICA has also entered into a Serviceman's Group Life Insurance Conversion Pool Agreement with Prudential, under the above described agreement, whereby CICA assumed a portion of the risk of Prudential under the group policy due to excess mortality under the conversion pool agreement resulting from issuing conversion policies as prescribed for membership in the conversion pool.

                  INVESTMENTS

                  State insurance statutes prescribe the quality and percentage of the various types of investments which may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate and mortgage loans within certain specified percentages. CICA's invested assets at December 31, 2001 were distributed as follows: fixed maturities - 88.9%, equity securities .3%, mortgage loans - .6%, policy loans - 10.1% and other long-term investments - .1%. CICA did not foreclose on any mortgage loans in 2001. All mortgage loans are supported by independently appraised real estate. The investment policy of CICA is consistent with the provisions of the Colorado Insurance Code.

                  At December 31, 2001, 90.8% of CICA's investments in fixed maturities were comprised of U.S. Treasury securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage-backed securities, compared to 86.4% at December 31, 2000. Of these mortgage-backed securities, all were guaranteed by U.S. government agencies or corporations that are backed by the full faith and credit of the U.S. government or that bear the implied full faith and credit of the U.S. government.

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

                  COMPETITION

                  The life insurance business is highly competitive, and CICA competes with a large number of stock and mutual life companies both internationally and domestically. CICA competes with 1,500 to 2,000 other life insurance companies in the United States, some of which it also competes with internationally. CICA believes that its premium rates and its policies are generally competitive with those of other life insurance companies selling similar types of ordinary whole-life insurance, many of which are larger than CICA.

                  A large percentage of CICA's first year and renewal life insurance premium income during the last five years came from the international market. See "Business of CICA - Geographical Distribution of Business." Management believes CICA to be a significant competitor in the non-U.S. market and attributes its market position to the expertise of management, the uniqueness of CICA's life insurance products and the competitiveness of its pricing methods.

                  Given the significance of CICA's international business, the variety of markets in which CICA makes ordinary whole-life insurance available and the impact that economic changes have on these foreign markets, it is not possible to ascertain CICA's competitive position.

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

                  Additionally, the assets that back up the policies issued by foreign companies are invested in the respective countries, and thus, are exposed to the inflationary risks and economic crises that historically have impacted many foreign countries. Another reason that CICA experiences an advantage is that many of its policyholders desire to transfer capital out of their countries due to the perceived financial strength and security of the United States.

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

                  In CICA's block of accident and health insurance (9.4% of total premium income), it is in competition with many insurance companies as well as with voluntary and government-sponsored plans for meeting hospitalization and medical expenses such as Blue Cross/Blue Shield, "Medicare" and "Medicaid." Future expansion of such programs or the establishment of additional government health programs could adversely affect the future of accident and health insurance on CICA's books, most of which has been acquired in the acquisition of other companies.

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

                  (iii) BUSINESS OF CILIC

                  CILIC is an Illinois domiciled life insurer admitted to do business in four states. Dormant for several years, CILIC services a closed block of life insurance policies. At December 31, 2001, CILIC had assets of $3.0 million and annual revenues of $197,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  (iv)  BUSINESS OF INVESTORS

                  Investors is an Illinois holding company that owns Excalibur. All intercompany fees and expenses have been eliminated in the consolidated financial statements. Management expects to consolidate Investors with Citizens during 2002.

                  (v)   BUSINESS OF EXCALIBUR

                  Excalibur is an Illinois-domiciled life insurer. It services a small block of ordinary life insurance. Excalibur is 100% owned by Investors. At December 31,

                  2001, Excalibur had assets of $3.0 million and annual revenues of $187,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  (vi)  BUSINESS OF CTI

                  CTI is a wholly owned subsidiary of CICA and engages in the business of providing data processing services and acquisition and leasing of furniture and equipment for its parent as well as data processing services and software to other companies. Pursuant to an Information Systems Management and Services Contract dated October 1, 1991, and subsequently amended, CTI provides data processing services to the Company for a fixed fee of $85,000 per month. As of and for the year ended December 31, 2001, CTI's total assets were approximately $514,000 and revenues were $1.1 million. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  (vii) BUSINESS OF III

                  III is a wholly owned subsidiary of CICA and engages in the business of providing aviation transportation for its parent and subsidiaries. As of and for the year ended December 31, 2001, III's total assets were $1.5 million and revenues were $130,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  (viii) BUSINESS OF FHA

                  FHA owns and operates a funeral home in Baker, Louisiana. At December 31, 2001, FHA had total assets of $547,000 and total annual revenues of $540,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

ITEM 2. DESCRIPTION OF PROPERTIES

                  CICA owns its principal office in Austin, Texas, consisting of an 80,000 square foot office building. Approximately 50,000 square feet is occupied or reserved for occupancy by CICA and its affiliates with the remainder of the building being leased to a single tenant under a multi-year lease.

                  The Company also owns a 6,324 square foot funeral home in Baker, Louisiana with a total cost of $527,000. This facility, acquired as a result of a 1995 acquisition, is owned and operated by a subsidiary, FHA.

                  Because CICA owns its principal offices and FHA owns its facilities, neither CICA nor FHA makes any lease payments on these properties.

ITEM 3. LEGAL PROCEEDINGS

                  The Company from time to time may be a party to various legal proceedings incidental to its business. Management does not expect the ultimate resolution of these legal proceedings to have a material adverse impact on the results of operations or the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to shareholders of Citizens during the fourth calendar quarter of 2001.

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

                                         2001             2000
                                    --------------   --------------
                   QUARTER ENDED    HIGH      LOW    HIGH      LOW
                   --------------   ----      ---    ----      ---
                   March 31         $7.00    $6.05   $6.72    $6.13
                   June 30           7.60     6.25    6.31     5.02
                   September 30     10.40     6.21    6.31     5.89
                   December 31      13.30     8.80    7.00     5.72

                  As of December 31, 2001, the approximate number of record owners of Citizens' Class A common stock was 15,000. Management estimates the number of beneficial owners to be approximately 60,000.

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

                                             YEAR ENDED DECEMBER 31,
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
                              ------------------------------------------------------

                                2001       2000       1999        1998        1997
                              --------   --------   --------   ---------    --------
NET OPERATING REVENUES        $ 67,647   $ 66,678   $ 71,877   $  72,685    $ 65,027
NET INCOME (LOSS)             $  3,963   $  2,053   $  1,271   $  (6,721)   $  3,426
NET INCOME (LOSS) PER SHARE   $    .16   $    .08   $    .05   $    (.27)   $    .14
TOTAL ASSETS                  $282,086   $267,842   $255,485   $ 253,384    $249,519
NOTES PAYABLE                 $     --   $     --   $     --   $     333    $    937
TOTAL LIABILITIES             $199,364   $190,529   $183,218   $ 178,480    $169,938
TOTAL STOCKHOLDERS' EQUITY    $ 82,722   $ 77,313   $ 72,267   $  74,904    $ 79,581
BOOK VALUE PER SHARE          $   3.29   $   3.08   $   2.88   $    3.06    $   3.33

      See Part I (b) - Financial information regarding the insurance business and Item 7 - Management's Discussion and Analysis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  On November 20, 2001, Citizens announced agreements to acquire all outstanding shares of Combined Underwriters Life Insurance Company ("Combined") and Lifeline Underwriters Life Insurance Company ("Lifeline") for shares of Citizens Class A Common stock. Both Combined and Lifeline are members of the Walden P. Little Group of Tyler, Texas.

                  The agreement was approved by shareholders of Combined and Lifeline and insurance regulatory authorities in Texas in March, 2002. The exchange was based upon a market value of $8.64 per share for Combined and $5.00 per share for Lifeline. The price for Citizens shares of $11.479 was based upon its average closing price for the 20-days preceding closing, which occurred on March 19, 2002. The total aggregate consideration issued by Citizens amounted to approximately 1.1 million shares of Class A common stock.

                  Combined had revenues of $15.7 million for the year ended December 31, 2000, the last full year such data was available, and assets and stockholders' equity as of December 31, 2000 were $24.9 million and $6.3 million, respectively.

                  Lifeline had revenues of $838,000 for the year ended December 31, 2000 and assets and stockholders' equity as of December 31, 2000 were $4.1 million and $3.4 million, respectively.

                  Combined and Lifeline will continue to operate from their offices in Tyler, with a combined management team. Management believes that the acquisitions should enhance premium income and total revenue and provide the Company an established domestic marketing program. It is expected that the marketing operations of these companies will continue to write the supplemental accident and health products that have historically been the foundation of their new business, but will also provide a new division to offer the domestic ordinary life products developed by CICA.

                  RESULTS OF OPERATIONS

                  Net income of $3,963,113 or $.16 per share was earned during 2001, compared to net income of $2,052,741 or $.08 per share for the year ended December 31, 2000 and net income of $1,271,072 or $.05 per share in 1999. Increased production of new business coupled with improved persistency contributed to the increased earnings in 2001.

                  Total revenues for the year ended December 31, 2001 were $67,646,824 compared to $66,678,116 in 2000, an increase of
                  1.5%. In 1999 revenues were $71,877,058. The 2001 increase in revenues compared to 2000 was related to a 14.9% increase in new life sales (measured in paid annualized premiums), a 3.4% increase in renewal premiums and a 5.9% increase in net investment income that offset a 30.1% decrease in accident and health premiums (a decline from $7,235,685 in 2000 to $5,059,843 in 2001). The decrease in 2000 revenues was related to a 33.5% decrease in accident and health premiums (a decline from $10,886,317 in 1999 to $7,235,685 in 2000) as a result of the Company's termination of the book of individual major medical and group dental business as well as decreased renewal life premiums resulting from the lower persistency experienced in 1999.

                  Premium income increased by 1.0% from $53,451,853 in 2000 to $53,962,937 in 2001. Premium income decreased by 9.9% from $59,320,357 in 1999 to $53,451,853 in 2000. The 2001 increase is comprised of a $2,698,500 increase in life premiums offset by a $2,175,842 decrease in accident and health premiums. The 2000 decrease was primarily attributable to a $3,650,632 decrease in accident and health premiums.

                  During the second half of 1998, the Company began to experience a significant increase in the volume of accident and health claims created by high early utilization by holders of USLIC's group dental certificates. As a result of the substantial increase in the volume of claims plus an increase in the accident and health loss ratio, management moved to cancel a large portion of the existing block of USLIC's group dental business and NSLIC's individual major medical business during the third quarter of 1999 in order to curtail both claims and operating expenses. This action contributed to the $3,650,632 decrease in accident and health premiums in 2000 and an additional $2,175,842 decrease in 2001. Because of the increase in the loss ratio, management has implemented significant rate increases on the remaining supplemental non-cancelable accident and health products which has also contributed to the decrease in accident and health premiums, as some policyholders have elected to cancel their policies.

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

                  Production of new life insurance premiums by the associates of CICA measured in issued and paid annualized premiums increased 21.4% from 1999 to 2000 and 14.9% from 2000 to 2001. In addition, management initiated a domestic ordinary life sales program in late 2000. This program, targeting rural areas of the United States, is expected to provide a new entree into the domestic life market for the Company in future years. Due to changes in agency management, this program's initial results have not been as successful as management had anticipated; however, the Company believes the program will ultimately be successful. The Company intends to expand sales efforts beyond Texas to other states in which CICA is licensed.

                  Net investment income increased 5.9% during 2001 to $13,296,481 from $12,550,754 during 2000. The 2000 results were up 7.9% compared to the $11,636,940 earned in 1999. The 2001, 2000 and 1999 results reflect the continuing expansion of the Company's asset base, and the actions taken in previous years to change the mix and duration of the Company's invested assets to place less emphasis on government guaranteed mortgage pass-through instruments and more emphasis on investments in callable instruments issued by U.S. government agencies. Management terminated the Company's outside investment advisor effective March 31, 2000. The Company feels it can more effectively achieve its investment objectives by overseeing the investment activities in-house. During 2001, significant decreases in interest rates occurred. As a result, management expects returns on newly invested funds to decline in the short-term. Management does not believe such declines will have a materially adverse effect on future operating results, and believes the yield earned on newly invested money to be reasonable and in line with assumptions utilized in new-product development.

                  During the fourth quarter of 2001, the Company realized losses of approximately $390,000 before tax on the disposal of approximately $9 million of U.S. Treasury notes which were purchased in the early 1990s. The entire principal portion of the notes could have been called in February of 2002, at par. Management disposed of the notes in order to reduce any potential loss in the event the notes were called. This avoided an additional $100,000 in losses when the notes were called in February 2002. The Company typically avoids investments in bonds and notes at significant premiums in order to minimize the potential for loss on early calls such as the situation described above. Management does not believe any similar condition exists within the Company's bond portfolio which could result in any significant future losses. An analysis of the Company's portfolio indicates that the total remaining exposure from such calls in the future is approximately $30,000.

                  Policyholder dividends increased to $3,294,899 in 2001, up 8.5% over 2000 dividends of $3,037,343. The 2000 amounts represented an increase of 6.8% compared to $2,843,681 in 1999. Virtually all of CICA's policies that have been sold since 1989 are participating. Participating policies represent a large majority (53.9%) of the Company's business in-force, although the percentage of participating business has declined from approximately 91% in 1995 due to acquisitions in recent years. Management expects continued growth in participating policies because CICA will continue to focus on sales of participating products internationally.

                  Claims and surrenders decreased 3.9% from $30,370,996 in 2000 to $29,189,132 in 2001. In 1999 claims and surrenders were $34,747,480. Decline on claims in accident and health benefits attributable to the respective blocks of business of NSLIC and USLIC were responsible for the 2000 decrease. The decline in claims on these blocks as a result of the above discussed cancellation of a large block of business in 1999 and 2000 contributed to the 2001 improvement.

                  Death benefits increased 6.4% from $5,277,284 in 2000 to $5,613,782 in 2001. Death benefits were $5,135,808 in 1999.
                  Management believes the increase in 2001 was reflective of the increased business in force. The Company has historically adhered to an underwriting policy which requires complete medical examinations on all applicants who are foreign residents, except children, regardless of age or face amount of the policy applied for. Beginning in 1996, management initiated a change to more selective medical examinations in conjunction with dry spot blood tests and extensive medical questions on the application in order to lower the cost of new business without sacrificing necessary information for the underwriter. Additionally, X-rays and electrocardiograms are required depending on age and face amount of the policy. On all policies of $150,000 or more, inspection reports are required which detail the background resources and lifestyle of the applicant. The Company has developed numerous contacts throughout Latin America with which its underwriters can validate information contained in the application, medical or inspection report.

                  Accident and health benefits decreased 36.0% from $5,158,623 in 2000 to $3,301,341 in 2001. Such claims were $8,686,218 in
                  1999. As indicated above, as a result of the substantial increase in the volume of USLIC's accident and health claims plus an increase in the accident and health loss ratio, management cancelled a large portion of the existing blocks of USLIC's group dental and

                  NSLIC's individual major medical business during the third quarter of 1999. This action contributed to the decrease of $2,175,842 and $3,650,632 in accident and health premiums and the $1,857,282 and $3,527,595 decrease in accident and health claims in 2001 and 2000, respectively. Additionally, significant rate increases have been imposed on the accident and health business remaining in force.

                  Endowment benefits increased 10.1% from $4,895,492 in 2000 to $5,389,082 in 2001. In 1999, such expenses were $5,048,973.
                  Beginning in late 1990, CICA introduced a new series of international policies that carried an immediate endowment benefit of an amount elected by the policyowner. This endowment is factored into the premium of the policy and is paid annually.

                  Policy surrenders increased 2.2% from $14,124,514 in 2000 to $14,435,486 in 2001. Surrenders were $14,920,985 in 1999. The relative stability in 2001, 2000 and 1999 is, in the opinion of management, the result of a campaign begun in mid-1997 to inform policyowners about the benefits of their policies.

                  Other claim expenses amounted to $449,441 in 2001, $915,083 in 2000 and, $955,496 in 1999. These expenses are comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits.

                  During 2001, commissions increased 8.3% to $13,444,270 from $12,411,053 in 2000. In 1999, commission expense was $12,234,053. The increases in 2001 and 2000 occurred because of the increased production and related increased issuance of new life policies.

                  Underwriting, acquisition and insurance expenses increased 4.9% to $10,635,639 in 2001 compared to $10,139,539 in 2000 and $10,328,996 in 1999. During 2000, overhead expenses were incurred to develop the domestic ordinary life sales program which offset reductions achieved following the termination of the accident and health business described above and the consolidation of NSLIC and USLIC. During 2001, the Company incurred overhead expenses related to acquisition activities combined with expenses incurred to continue to develop the domestic ordinary life sales program.

                  In order to convert a majority of CICA's marketing overhead from fixed to variable, management contracted in early 1997 with an independent international marketing company to serve as managing agent for the Company's international marketing activities. This firm receives an overriding commission on all new business issued internationally in exchange for the absorption of all marketing, management and promotion activities. By taking such actions, management believes a significant amount of fixed overhead has been converted to a variable expense. Management has utilized firms such as this in previous periods with success in obtaining increases in new business production and expense reductions.

                  Capitalized deferred policy acquisition costs increased 10.5% from $10,056,287 in 2000 to $11,112,096 in 2001. These costs were $9,287,457 in 1999. The increase in 2001 reflects increased sales throughout the year of traditional whole life policies internationally. The 2000 increase reflects increased fourth quarter sales activity. Amortization of these costs was $8,568,445, $8,521,972 and $10,028,806, respectively in 2001,
                  2000 and 1999.

                  Amortization of cost of insurance acquired, excess of cost over net assets acquired and other intangibles decreased from $1,995,660 in 2000 to $1,908,683 in 2001. In 1999, such amortization was $2,120,017.

                  A charge of $9.5 million was recorded in the third quarter of 1998 related to the non-recoverability of a portion of the excess of cost over net assets acquired ("goodwill") on the Company's books. The writedown was related to the goodwill recorded in the 1995 acquisition of American Liberty Financial Corporation (ALFC) and was caused by a decline in new production from insurance agents formerly associated with American Liberty. Subsequent to the acquisition, management implemented a 50% reduction in the amount of commission paid to these agents in order to preserve the profitability of the accident and health business which was negatively impacted by changes in state laws that severely limited profit margins, as well as mandated change in interest rates used to compute reserves on this business. In order to ascertain the recoverability of the goodwill balance, the Company performed an analysis of the relevant cash flows based upon estimated production, net of policy acquisition costs, policyholder benefits and other general expenses. As a result of this analysis, it was determined that an impairment of goodwill had occurred and a write-down to goodwill was necessary.

                  Management has continued to monitor production associated with these products. Through 2001, management was successful in reviving production from some of the largest producers of American Liberty. Should production by the former agents of American Liberty, now representing CICA, not meet expected amounts due to the rate increases described above, additional write-offs could result. At December 31, 2001, approximately $2.6 million of goodwill related to American Liberty remained on the balance sheet. New accounting rules regarding amortization of goodwill were promulgated by the Financial Accounting Standards Board (FASB) during 2001 as discussed below and became effective January 1, 2002. Under the new FASB pronouncement, annual amortization of such amounts would cease since goodwill has an indefinite life, and a charge would occur only if goodwill on the balance sheet was determined to be impaired. The Company has approximately $6.8 million of goodwill recorded at December 31, 2001. During 2001, $595,410 of goodwill was amortized.

                  LIQUIDITY AND CAPITAL RESOURCES

                  Stockholders' equity increased from $77,313,031 at December 31, 2000 to $82,721,798 at December 31, 2001. The increase was attributable to net income of $3,963,113 earned in 2001 and unrealized gains (losses), net of tax, changing by $1,445,654 during 2001. Increases in the market value of the Company's bond portfolio caused by higher bond prices resulted in the change in unrealized (losses).

                  The Company paid a 7% stock dividend on December 31, 2000 to holders of record as of December 1, 2000. A similar 7% dividend was paid on December 31, 1999 to holders of record as of December 1, 1999. Both dividends were paid using Class A and B shares that were previously authorized but unissued. The dividends had the effect of transferring $11,497,886 and $10,649,736 respectively in 2000 and 1999 from retained earnings to Common Stock and Treasury Stock.

                  Invested assets increased to $206,695,811 in 2001 from $194,203,327 in 2000, an increase of 6.4%. An 8.2% increase in fixed maturities available-for-sale more than offset a 4.3% decrease in policy loans. At December 31, 2001 and 2000, fixed maturities have been categorized into two classifications: fixed maturities held-to-maturity, which are valued at amortized cost, and fixed maturities available-for-sale which are valued at fair value. Fixed maturities held to maturity, amounting to $5,569,899 at December 31, 2001 consist of U.S. Treasury securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

                  Policy loans comprise 9.7% of invested assets at December 31, 2001 compared to 10.8% at December 31, 2000. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

                  Cash balances of the Company in its primary depository, Chase Bank, were significantly in excess of Federal Deposit Insurance Corporation (FDIC) coverage at December 31, 2001 and 2000. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. At December 31, 2001, management does not believe the Company is at significant risk for such a loss. During 2002, the Company intends to continue to utilize callable securities issued by Federal agencies as cash management tools to minimize excess cash balances and enhance return.

                  In the wake of recent bankruptcy filings by large corporations, concern has been raised regarding the use of certain off-balance sheet special purpose entities such as partnerships to hedge or conceal losses related to investment activity. The Company does not utilize special purpose entities as investment vehicles. Nor are there any such entities which the Company has an investment in that engage in speculative activities of any description, and the Company does not use such investments to hedge the Company or CICA positions. Furthermore, there are no commitments nor guarantees that provide for the potential issuance of the Company's stock.

                  CICA owned 2,085,244 shares of Citizens Class A common stock at both December 31, 2001 and December 31, 2000. In the Citizens consolidated financial statements, the shares of Citizens Class A Common Stock owned by CICA are combined with the other treasury shares and the aggregate treasury shares are reported at cost in conformity with U.S. GAAP. The Statutory Accounting Practices for these shares prescribed by the National Association of Insurance Commissioners (NAIC) and the State of Colorado are not applicable to the U.S. GAAP consolidated financial statements of Citizens. Those Statutory Accounting Practices are only followed with respect to filings made in accordance with the rules and regulations of the various state insurance departments and the NAIC and require that CICA carry its investment in Citizens shares at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets.

                  The NAIC has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 2001, CICA, CILIC and Excalibur were above required minimum levels.

                  Effective January 1, 2001, the NAIC implemented codified rules for statutory accounting. These rules were approved and implemented by each state in which CICA's, CILIC's and Excalibur's operations are domiciled. CICA is domiciled in Colorado and CILIC and Excalibur are domiciled in Illinois. CICA follows certain Colorado state laws that differ from NAIC's codified rules. The primary difference between the Colorado statutes and the codified rules involve the establishment of a liability for future policy dividends payable. Under codification such reserve is mandated; however, Colorado has an exception if the difference between the premium charged and the mortality factor included in the premium on participating policies exceeds the reserve that would be established. Such is the case for CICA. As a result, CICA did not establish the reserve of approximately $3 million in its statutory financial statements as of and for the year ended December 31, 2001 or December 31, 2000. In Illinois, codified rules must be followed unless the Commissioner of Insurance of the State of Illinois permits specific practices that differ from the codified rules. CILIC and Excalibur have not requested explicit permission to deviate from the NAIC codified rules. Overall, the implementation of codification increased the Company's surplus on a statutory accounting basis by 1.0% related to the statutory accounting practices with respect to deferred income taxes.

                  SEPTEMBER 11, 2001 TERRORIST ATTACKS

                  The tragedies of September 11, 2001 significantly impacted the life insurance industry's operating results. None of the Company's life insurance subsidiaries have ever written business in New York, Pennsylvania or Washington, D.C. The Company is unaware of any claims related to such events, and therefore, does not expect any adverse effects as a result. The Company may, however, be inadvertently subject to claims from such attacks should they be assessed by various state Guaranty Funds as a result of any insurance company insolvencies triggered by those attacks.

                  CRITICAL ACCOUNTING POLICIES

                  The Company's critical accounting policies are as follows:

                        POLICY LIABILITIES

                  Future policy benefit reserves have been computed by the net level premium method with assumptions as to investment yields, dividends on participating business, mortality and withdrawals based upon the Company's and industry experience. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of policy liabilities and the increase in future policy benefit reserves. Management's judgments and estimates for future policy benefit reserves provide for possible unfavorable deviation.

                  The Company continues to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the "lock-in concept") unless a premium deficiency exists. Management closely monitors these assumptions and has determined that a premium deficiency does not exist. Management believes that the Company's policy liabilities and increase in future policy benefit reserves as of and for the years ended December 31, 2001, 2000 and 1999 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. The relative stability of these assumptions is discussed below.

                  In Table II presented earlier, the ratio of lapses and surrenders to mean life insurance in-force has varied between 4.3% to 5.1% for the past five years. Table IV illustrates that during the past five years the ratio of commissions, underwriting and operating expenses to insurance premiums has ranged from 34.2% to 44.6% and the ratio of commissions, underwriting and operating expenses, policy reserves increases, policyholder benefits and dividends to policyholders to insurance premiums has ranged from 106.3% to 119.2%. Table VIII also shows that the ratio of net investment income to mean amount of invested assets has varied from 6.6% to 6.8% during the past five years. As presented above in Management's Discussion and Analysis of Financial Condition and Results of Operations, death benefits for the years ended December 31, 2001, 2000 and 1999 have been $5,613,782,
                  $5,277,284 and $5,135,808, respectively.

                        DEFERRED POLICY ACQUISITION COSTS

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

                  The Company utilizes the factor method to determine the amount of costs to be capitalized and the ending asset balance. The factor method is based on the ratio of premium revenue recognized for the policies in force at the end of each reporting period compared to the premium revenue recognized for policies in force at the beginning of the reporting period. The factor method ensures that policies that lapsed or surrendered during the reporting period are no longer included in the deferred policy acquisition costs calculation. The factor method limits the amount of deferred costs to its estimated realizable value, provided actual experience is comparable to that contemplated in the factors.

                  Inherent in the capitalization and amortization of deferred policy acquisition costs are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization. Use of the factor method, as discussed above, limits the amount of unamortized deferred policy acquisition costs to its estimated realizable value provided actual experience is comparable to that contemplated in the factors and results in amortization amounts such that policies that lapse or surrender during the period are no longer included in the ending deferred policy acquisition cost balance. A recoverability test which considers among other things, actual experience and projected future experience, is performed at least annually. Management believes that the Company's deferred policy acquisition costs and related amortization as of and for the years ended December 31, 2001, 2000 and 1999 limits the amount of deferred costs to its estimated realizable value.

                  ACCOUNTING PRONOUNCEMENTS

                  Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was effective January 1, 2001. The Company adopted SFAS No. 133, as amended during 2001. Implementation did not have an impact on the Company's financial statements since it has no derivative instruments and does not participate in any hedging activities. Based on current operations, the Company does not anticipate that SFAS No. 133 will have a material effect on the financial position, results of operation or liquidity of the Company.

                  SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125" was effective after March 31, 2001. The Company adopted SFAS No. 140 during 2001. Implementation did not have an impact on the Company's financial statements since it was not involved in any such transfers, servicing or extinguishments. Based on current operations, the Company does not anticipate that SFAS No. 140 will have a material effect on the financial position, results of operation or liquidity of the Company.

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

                  In June 2001, the FASB issued SFAS No. 141, "Business Combinations," (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and subsequently, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," after its adoption.

                  The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature prior to the full adoption of SFAS No. 142.

                  Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

                  In connection with the transitional goodwill impairment evaluation of SFAS No. 142, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

                  As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $6,767,244 and unamortized identifiable intangible assets in the amount of $1,368,125, all of which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $595,410, $658,390 and $658,458 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the amortization expense related to intangible assets was $307,200 for each of the years ended December 31, 2001, 2000 and 1999. Because of the extensive effort needed to comply with adopting

                  SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

                  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe SFAS No. 143 will have a significant effect on the financial position, results of operations or liquidity of the Company.

                  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes and amends SFAS No. 121 and relevant portions of SFAS No. 30. SFAS No. 144 is required to be adopted on January 1, 2002. Because of the extensive effort needed to comply with adopting SFAS No. 144, and its close relationship to SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting the Statement on the Company's financial statements at the date of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The unrealized gains (losses) that could be caused by decreases and increases in the interest rates of 100, 200 and 300 basis points, respectively, on the Company's available-for-sale fixed maturities is as follows at December 31, 2001 and 2000:

                                               DECREASES IN INTEREST RATES
                                      --------------------------------------------
                                        100 BASIS       200 BASIS       300 BASIS
                                          POINTS          POINTS          POINTS
                                          ------          ------          ------
                  December 31, 2001   $  8,042,000    $ 17,013,000    $ 27,015,000
                                      ============    ============    ============
                  December 31, 2000   $  2,505,000    $  5,865,000    $  9,515,000
                                      ============    ============    ============

                                               INCREASES IN INTEREST RATES
                                      --------------------------------------------
                                        100 BASIS       200 BASIS       300 BASIS
                                          POINTS          POINTS          POINTS
                                          ------          ------          ------
                  December 31, 2001   $(16,938,000)   $(28,041,000)   $(38,030,000)
                                      ============    ============    ============
                  December 31, 2000   $ (6,502,000)   $(12,330,000)   $(18,141,000)
                                      ============    ============    ============

                  There are no fixed maturities or other investments that the Company classifies as trading instruments. At December 31, 2001 and 2000, there were no investments in derivative instruments. Approximately 90.8% of the fixed maturities owned by the Company at December 31, 2001 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government. The Company has minimal investment in equity securities. See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                          REFERENCE
                                                                          ---------
      Independent auditors' report                                            38
      Consolidated statements of financial position at
           December 31, 2001 and 2000                                       39-40
      Consolidated statements of operations
           - years ended December 31, 2001, 2000 and 1999                   41-42
      Consolidated statements of stockholders' equity and comprehensive
           Income (loss)- years ended December 31, 2001, 2000 and 1999        43
      Consolidated statements of cash flows
           - years ended December 31, 2001, 2000 and 1999                   44-45
      Notes to consolidated financial statements                            46-67
      Schedules at December 31, 2001 and 2000:

           Schedule II - Condensed Financial
           Information of Registrant                                        68-70
      Schedules for each of the years in the three-year
           period ended December 31, 2001:
               Schedule III - Supplementary  Insurance Information          71-72
      Schedules for each of the years in the three-year period ended
           December 31, 2001
               Schedule IV - Reinsurance                                      73

      All other schedules have been omitted as the required information is inapplicable or the information required is presented in the financial statements or the notes thereto filed elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During the 24 months preceding the date of the audited financial statements of the Company included herein, there has been no change of accountants made by the Company, nor has it reported on Form 8-K any disagreements between the Company and its independent accountants.

                                    PART III

Items 10, 11, 12, and 13 of this Report incorporate by reference the information in the Company's definitive proxy material under the headings "Stock and Principal Stockholders," "Control of the Company," "Election of Directors," "Executive Officers," "Executive Officer and Director Compensation" and "Certain Reports" to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

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

      (a)   3 EXHIBITS

            The following exhibits are incorporated by reference herein or filed herewith as indicated.

                                                                        EXHIBIT
EXHIBIT NO.                       DESCRIPTION                           PAGE NO.
-----------                       -----------                           --------
     (1)       Underwriting Agreement                                      N/A
     (2)       Plan of acquisition, reorganization, arrangement,
               liquidation or succession                                   N/A
     (3)       3.1 Articles of Incorporation; as amended                   (e)
               3.2 Bylaws                                                  (d)
     (4)       Instruments defining the rights of security holders,
               including indentures                                        N/A
     (5)       Opinion re: Legality                                        N/A
     (6)       (Removed and Reserved)                                      N/A
     (7)       (Removed and Reserved)                                      N/A
     (8)       Opinion re: Tax Matters                                     N/A
     (9)       Voting Trust Agreement                                      N/A
    (10)       Material Contracts

               10.1  Automatic Yearly Renewable term Life Reinsurance
                     Agreement between Citizens Insurance Company of
                     America and The Centennial Life Insurance Company
                     dated March 1, 1982                                   (a)
               10.2  Stock Purchase Agreement between Citizens
                     Insurance Company of America and Citizens, Inc.       (a)
               10.3  Plan and Agreement of Merger and Exchange by and
                     among Insurance Investors & Holding Co., Central
                     Investors Life Insurance Company of Illinois,
                     Citizens, Inc. and Citizens Acquisition, Inc.         (g)
               10.4  Self-Administered Automatic Reinsurance Agreement
                     - Citizens Insurance Company of America and
                     Riunione Adriatica di Sicurta, S.p.A.                 (h)
               10.5  Plan and Agreement of Exchange dated October 28,
                     1996 between Citizens, Inc. and American
                     Investment Network, Inc.                              (h)
               10.6  Agreement and Plan of Merger dated October 31,
                     1996 between Citizens Insurance Company of
                     America, CICA Acquisition, Inc., and First
                     American Investment Corporation                       (h)
               10.7  Plan and Agreement of Merger dated November 22,
                     1996 between Citizens, Inc. and American Liberty
                     Financial Corporation, as amended                     (i)
               10.8  Plan and Agreement of Merger dated November 22,
                     1996 between Citizens Insurance Company of
                     America and American Liberty Life Insurance
                     Company, as amended                                   (i)
               10.9  Bulk Accidental Death Benefit Reinsurance
                     Agreement between Connecticut General Life
                     Insurance Company and Citizens Insurance Company
                     of America, as amended Plan and Agreement of
                     Exchange dated October 28, 1996                       (i)
               10.10 between American Investment Network, Inc., United
                     Security Life Insurance Co., Inc. and Citizens
                     Insurance Company of America Plan and Agreement
                     of Merger dated September 10, 1998 between First
                     Investors Group, Inc., Citizens, Inc., and            (j)
               10.11 Excalibur Acquisition, Inc. Plan and Agreement of
                     Exchange between Citizens, Inc. and Combined
                     Underwriters Life Insurance Company                   (k)
               10.12 Plan and Agreement of Exchange between Citizens,
                     Inc. and Lifeline Underwriters Life Insurance
                     Company                                               (l)
               10.13 Plan and Agreement of Exchange between Citizens,
                     Inc. and Lifeline Underwriters Life Insurance
                     Company                                               (l)
    (11)       Statement re: Computation of per share earnings             N/A
    (12)       Statement re: Computation of ratios                         N/A

    (13)       Annual report to security holders, Form 10-Q or             N/A
               quarterly report to security holders
    (14)       (Removed and Reserved)                                      N/A
    (15)       Letter re: Unaudited interim financial statements           N/A
    (16)       Letter re: Change in certifying accountant                  N/A
    (17)       Letter re: Director resignation                             N/A
    (18)       Letter re: Change in accounting principles                  N/A
    (19)       Report furnished to security holders                        N/A
    (20)       Other documents or statements to security holders           N/A
    (21)       Subsidiaries of the registrant                            Filed
                                                                        Herewith
    (22)       Published report regarding matters submitted to a vote
               of security holders                                         N/A
    (23)       Consents of expert and counsel                            Filed
                                                                        Herewith
    (24)       Power of Attorney                                          See
                                                                       signature
                                                                          page
    (25)       Statement of eligibility of trustee                         N/A
    (26)       Invitations for competitive bids                            N/A
    (27)       (Removed and Reserved)                                      N/A
    (99)       Additional Exhibits                                         N/A

----------
(a) Filed as a part of the Amendment No. 1 to Registration Statement on Form S-4, SEC File No. 33--4753, filed on or about June 19, 1992 and incorporated herein by reference.
(b) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
(c) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(d) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(e) Filed with or referenced in the Registrant's Current Report on Form 8-K dated December 9, 1994 and incorporated herein by reference.
(f) Filed as a part of the Registration Statement on Form S-4, SEC File No. 33--59039, filed on or about May 2, 1995.
(g) Filed as a part of the Registration Statement on Form S-4, SEC File No. 33--63275, filed on or about October 6, 1995 and incorporated herein by reference.
(h) Filed as a part of the Registration Statement on Form S-4, SEC File No. 333--16163, filed on or about November 14, 1996 and incorporated herein by reference.
(i) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
(j) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
(k) Filed as a part of the Registration Statement on Form S-4, SEC File No. 333--67091, on or about November 10, 1998 and incorporated herein by reference.
(l) Filed as a part of the Registration Statement on Form S-4, SEC File No. 333-76926, on or about January 18, 2002 and incorporated herein by reference.

      (b)   REPORTS ON FORM 8-K

Current Report on Form 8-K dated November 26, 2001 filed under "Item 5. Other Events," regarding the execution of the Plans and Agreements of Exchange with Combined Underwriters Life Insurance Company and Lifeline Underwriters Life Insurance Company.

                                 CITIZENS, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                               PAGE
                                                                             REFERENCE
                                                                             ---------
      Independent auditors' report                                               38

      Consolidated statements of financial position at
           December 31, 2001 and 2000                                           39-40

      Consolidated statements of operations
           - years ended December 31, 2001, 2000 and 1999                       41-42

      Consolidated statements of stockholders' equity and comprehensive
           income (loss)- years ended December 31, 2001, 2000 and 1999            43

      Consolidated statements of cash flows
           - years ended December 31, 2001, 2000 and 1999                       44-45

      Notes to consolidated financial statements                                46-67

      Schedules at December 31, 2001 and 2000:

           Schedule II - Condensed Financial
           Information of Registrant                                            68-70

      Schedules for each of the years in the three-year
           period ended December 31, 2001:
               Schedule III - Supplementary Insurance Information               71-72
      Schedules for each of the years in the three-year period ended
               December 31, 2001:
               Schedule IV - Reinsurance                                         73

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                KPMG LLP
                                                /s/ KPMG LLP

Dallas, Texas
March 19, 2002

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                           DECEMBER 31, 2001 AND 2000

                                ASSETS                        2001           2000
                                ------                        ----           ----
Investments:
   Fixed maturities held-to-maturity, at amortized cost   $  5,569,899   $  5,582,802
   Fixed maturities available-for-sale, at fair value      178,447,347    164,945,698
   Equity securities available-for-sale, at fair value         568,398        675,726
   Mortgage loans on real estate                             1,109,547      1,178,668
   Policy loans                                             19,984,477     20,884,136
   Other long-term investments                               1,016,143        936,297
                                                          ------------   ------------
                  Total investments                        206,695,811    194,203,327

Cash and cash equivalents                                    6,793,852      4,064,035
Accrued investment income                                    2,021,469      2,222,583
Reinsurance recoverable                                      2,450,015      2,662,724
Deferred policy acquisition costs                           40,596,003     38,052,352
Other intangible assets                                      1,368,125      1,675,325
Federal income tax recoverable                                      --        174,978
Deferred federal income tax                                  3,465,138      4,628,750
Cost of insurance acquired                                   5,150,351      6,156,424
Excess of cost over net assets acquired                      6,767,244      7,362,654
Property, plant and equipment                                5,946,806      5,469,583
Other assets                                                   831,449      1,169,629
                                                          ------------   ------------
                  Total assets                            $282,086,263   $267,842,364
                                                          ============   ============

                                                                     (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000

                  LIABILITIES AND STOCKHOLDERS' EQUITY        2001             2000
                  ------------------------------------        ----             ----
Liabilities:
   Future policy benefit reserves:
       Life insurance                                    $ 170,381,823    $ 161,869,267
       Annuities                                             3,839,023        4,170,884
       Accident and health                                   7,580,448        9,229,156

   Dividend accumulations                                    4,779,329        4,749,321
   Premium deposits                                          4,316,149        3,033,514
   Policy claims payable                                     2,982,469        2,866,110
   Other policyholders' funds                                2,485,461        2,245,947
                                                         -------------    -------------
                 Total policy liabilities                  196,364,702      188,164,199

   Commissions payable                                       1,506,700        1,009,416
   Federal income tax payable                                  484,430               --
   Other liabilities                                         1,008,633        1,355,718
                                                         -------------    -------------
                 Total liabilities                         199,364,465      190,529,333
                                                         -------------    -------------
Stockholders' equity:
   Common stock:
       Class A, no par value, 50,000,000 shares
         authorized, 26,642,938 shares issued
         in 2001 and in 2000, including shares in
         treasury of 2,225,820 in 2001 and in 2000          79,701,590       79,701,590
       Class B, no par value, 1,000,000 shares
         authorized, 711,040 shares issued and
         outstanding in 2001 and in 2000                       910,482          910,482
   Retained earnings                                         5,274,768        1,311,655
   Accumulated other comprehensive income (loss):
      Unrealized investment income (loss), net of tax          727,519         (718,135)
                                                         -------------    -------------
                                                            86,614,359       81,205,592
   Treasury stock, at cost                                  (3,892,561)      (3,892,561)
                                                         -------------    -------------
                 Total stockholders' equity                 82,721,798       77,313,031
                                                         -------------    -------------

                                                         $ 282,086,263    $ 267,842,364
                                                         =============    =============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                              2001            2000            1999
                                              ----            ----            ----
Revenues:
   Premiums:
     Life insurance                       $ 48,686,189    $ 45,987,689    $ 48,172,160
     Accident and health                     5,059,843       7,235,685      10,886,317
     Annuity and universal life
       considerations                          216,905         228,479         261,880
   Net investment income                    13,296,481      12,550,754      11,636,940
   Realized gains (losses)                    (148,415)         86,569         310,890
   Other income                                535,821         588,940         667,320
   Interest expense                                 --              --         (58,449)
                                          ------------    ------------    ------------
         Total revenues                     67,646,824      66,678,116      71,877,058
                                          ------------    ------------    ------------

Benefits and expenses:
   Insurance benefits paid or provided:
     Increase in future
       policy benefit reserves               6,483,706       7,265,347       7,371,214
     Policyholders' dividends                3,294,899       3,037,343       2,843,681
     Claims and surrenders                  29,189,132      30,370,996      34,747,480
     Annuity expenses                          205,516         468,752         517,819
                                          ------------    ------------    ------------
         Total insurance benefits           39,173,253      41,142,438      45,480,194
           paid or provided
   Commissions                              13,444,270      12,411,053      12,234,053
   Other underwriting, acquisition
     and insurance expenses                 10,635,639      10,139,539      10,328,996
   Capitalization of deferred policy
     acquisition costs                     (11,112,096)    (10,056,287)     (9,287,457)
   Amortization of deferred policy
     acquisition costs                       8,568,445       8,521,972      10,028,806
   Amortization of cost of insurance
     acquired, excess of cost
     over net assets acquired
     and other intangibles                   1,908,683       1,995,660       2,120,017
                                          ------------    ------------    ------------

         Total benefits and expenses        62,618,194      64,154,375      70,904,609
                                          ------------    ------------    ------------

                                                                     (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                          2001         2000          1999
                                          ----         ----          ----
Income before Federal income
   tax                                 $5,028,630   $2,523,741   $   972,449
Federal income tax expense (benefit)    1,065,517      471,000      (298,623)
                                       ----------   ----------   -----------

   Net income                          $3,963,113   $2,052,741   $ 1,271,072
                                       ==========   ==========   ===========

   Basic and diluted earnings per
      share of common stock            $      .16   $      .08   $       .05
                                       ==========   ==========   ===========

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                              ACCUMULATED
                                          COMMON STOCK                           OTHER          TOTAL
                                     ----------------------     RETAINED     COMPREHENSIVE     TREASURY     STOCKHOLDERS'
                                       CLASS A      CLASS B     EARNINGS     INCOME (LOSS)      STOCK          EQUITY
                                       -------      -------     --------     -------------      -----          ------
BALANCE AT DECEMBER 31, 1998         $52,790,643   $283,262   $ 20,135,464    $ 3,623,464    $(1,929,154)   $ 74,903,679
                                     -----------   --------   ------------    -----------    -----------    ------------

Comprehensive loss:
 Net income                                   --         --      1,271,072             --             --       1,271,072
 Unrealized investment losses, net            --         --             --     (7,334,920)            --      (7,334,920)
                                     -----------   --------   ------------    -----------    -----------    ------------
Comprehensive loss                            --         --      1,271,072     (7,334,920)            --      (6,063,848)
                                     -----------   --------   ------------    -----------    -----------    ------------
Acquisition of Investors               3,427,138         --             --             --             --       3,427,138
Stock dividend                        11,292,245    301,601    (10,649,736)            --       (944,110)             --
                                     -----------   --------   ------------    -----------    -----------    ------------
BALANCE AT DECEMBER 31, 1999         $67,510,026   $584,863   $ 10,756,800    $(3,711,456)   $(2,873,264)   $ 72,266,969
                                     -----------   --------   ------------    -----------    -----------    ------------

Comprehensive income:
  Net income                                  --         --      2,052,741             --             --       2,052,741
  Unrealized investment gains, net            --         --             --      2,993,321             --       2,993,321
                                     -----------   --------   ------------    -----------    -----------    ------------
Comprehensive income                          --         --      2,052,741      2,993,321             --       5,046,062
Stock dividend                        12,191,564    325,619    (11,497,886)            --     (1,019,297)             --
                                     -----------   --------   ------------    -----------    -----------    ------------

BALANCE AT DECEMBER 31, 2000         $79,701,590   $910,482   $  1,311,655    $  (718,135)   $(3,892,561)   $ 77,313,031
                                     -----------   --------   ------------    -----------    -----------    ------------

Comprehensive income:
  Net income                                  --         --      3,963,113             --             --       3,963,113
  Unrealized investment gains, net            --         --             --      1,445,654             --       1,445,654
                                     -----------   --------   ------------    -----------    -----------    ------------
Comprehensive income                          --         --      3,963,113      1,445,654             --       5,408,767
                                     -----------   --------   ------------    -----------    -----------    ------------

BALANCE AT DECEMBER 31, 2001         $79,701,590   $910,482   $  5,274,768    $   727,519    $(3,892,561)   $ 82,721,798
                                     ===========   ========   ============    ===========    ===========    ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                             2001             2000            1999
                                                             ----             ----            ----
Cash flows from operating activities:
     Net income                                         $   3,963,113    $  2,052,741    $  1,271,072
     Adjustments to reconcile net income to
         net cash provided by operating activities,
           net of assets acquired:
             Realized (gains) losses                          148,415         (86,569)       (310,890)
             Net deferred policy acquisition costs         (2,543,651)     (1,534,315)        741,349
             Amortization of cost of insurance
                acquired, excess cost over
                net assets acquired and other
                intangibles                                 1,908,683       1,995,660       2,120,017
             Depreciation                                     738,451         608,533         510,755
             Deferred federal income tax                      418,881          12,000      (1,704,321)
Change in:
     Reinsurance recoverable                                  212,709        (478,995)       (427,811)
     Future policy benefit reserves                         6,531,987       7,856,111       7,169,153
     Other policy liabilities                               1,668,516        (347,198)        (25,336)
     Accrued investment income                                201,114        (461,512)         79,319
     Federal income tax                                       659,408      (1,304,945)       (404,302)
     Commissions payable and other liabilities                150,199         932,570      (1,763,567)
     Other, net                                               466,384         157,828         376,787
                                                        -------------    ------------    ------------
           Net cash provided by operating activities       14,524,209       9,401,909       7,632,225
                                                        -------------    ------------    ------------
Cash flows from investing activities:
     Sale of fixed maturities, available-for-sale          11,626,961      10,325,965       1,630,775
     Maturity of fixed maturities, available-for-sale      77,169,119      30,559,981      10,260,075
     Purchase of fixed maturities, available-for-sale    (100,516,704)    (57,178,261)    (18,742,695)
     Sale of equity securities, available-for-sale             97,500              88          92,500
     Principal payments on mortgage loans                     240,891         195,536         186,553
     Mortgage loans funded                                   (171,770)             --              --
     Guaranteed student loans funded                               --              --          (6,287)
     Guaranteed student loans sold                                 --              --          10,960
     Sale of other long-term investments and
         property, plant and equipment                        352,490          10,949          13,799

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                           2001            2000            1999
                                                           ----            ----            ----
Cash and cash equivalents provided by
   mergers and acquisitions                            $         --    $         --    $  1,512,255
(Increase) decrease in policy loans, net                    899,659         672,208        (559,425)
Purchase of other long-term investments
   and property, plant and equipment                     (1,492,538)     (1,073,424)       (717,046)
                                                       ------------    ------------    ------------
      Net cash used in investing activities             (11,794,392)    (16,486,958)     (6,318,536)
                                                       ------------    ------------    ------------

Cash flows used by financing activities:
   Payments on notes payable                                     --              --        (333,333)
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents      2,729,817      (7,085,049)        980,356
                                                       ------------    ------------    ------------
Cash and cash equivalents at beginning of year            4,064,035      11,149,084      10,168,728
                                                       ------------    ------------    ------------
Cash and cash equivalents at end of year               $  6,793,852    $  4,064,035    $ 11,149,084
                                                       ============    ============    ============

Supplemental:

                                                           2001            2000            1999
                                                           ----            ----            ----
      Cash paid (recovered) during the year for:
        Interest                                       $         --    $         --    $     43,810
                                                       ============    ============    ============
        Income taxes                                   $    (12,772)   $  1,763,945    $  1,810,000
                                                       ============    ============    ============

Supplemental disclosures of non-cash investing and financing activities:

The Company issued Class A common stock and cash to purchase all of the capital stock of Investors in 1999. In conjunction with the acquisition, cash and cash equivalents were provided as follows:

                                                        1999
                                                        ----
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

                        DECEMBER 31, 2001, 2000 AND 1999

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   NATURE OF BUSINESS

            The consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977 and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Central Investors Life Insurance Company of Illinois (CILIC), First Investors Group, Inc. (Investors), Excalibur Insurance Corporation (Excalibur) and Industrial Benefits, Inc
            (IBI). Citizens and its consolidated subsidiaries are collectively referred to as "the Company."

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

            Citizens provides life and health insurance policies through three of its subsidiaries - CICA, CILIC and Excalibur. CICA sells ordinary whole-life policies internationally, and burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies, throughout the southern United States. Excalibur sells life insurance business throughout the State of Illinois. CILIC does not actively market insurance policies, but administers an in-force block of life insurance.

            III provides aviation transportation to the Company. CTI provides data processing systems and services to the Company. FHA is a funeral home operator. IBI is inactive and has minimal assets and liabilities.

      (b)   BASIS OF PRESENTATION

            The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant intercompany accounts and transactions have been eliminated.

      (c)   INVESTMENTS, OTHER THAN AFFILIATES

            Fixed maturities consist primarily of bonds. Fixed maturities, which the Company has the ability and intent to hold to maturity, are carried at amortized cost. Fixed maturities, which may be sold prior to maturity to support the Company's investment strategies, are considered held as available-for-sale and carried at fair value as of the balance sheet date. Equity securities (including non-redeemable preferred stock) are considered available-for-sale and are reported at fair value.

            Unrealized appreciation (depreciation) of equity securities and fixed maturities held as available-for-sale is shown as a separate component of stockholders' equity, net of tax, and is a separate component of comprehensive income.

            Mortgage loans on real estate, policy loans, and guaranteed student loans are reported at unpaid principal balances less an allowance for uncollectible amounts. Mortgage loans have an allowance for uncollectible amounts of $50,000 at December 31, 2001 and 2000 which was estimated by the Company based upon historical amounts that proved uncollectible.

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

            The Company has assets with a fair value of $9,538,429 at December 31, 2001 and $9,420,063 at December 31, 2000 on deposit with various state regulatory authorities to fulfill statutory requirements.

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

            The Company utilizes the factor method to determine the amount of costs to be capitalized and the ending asset balance. The factor method ensures that policies that lapsed or surrendered during the reporting period are no longer included in the deferred policy acquisition costs or the cost of insurance acquired calculation. The factor method limits the amount of deferred costs to its estimated realizable value, provided actual experience is comparable to that contemplated in the factors. A recoverability test which considers among other things, actual experience and projected future experience, is performed at least annually.

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

            Deferred policy acquisition costs on universal life contracts are capitalized and amortized over the life of the contract at a constant rate based on the present value of the estimated gross profit amounts expected to be earned over the life of the universal life contracts.

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

            Premiums collected on universal life contracts are not reported as revenues in the statement of operations but are included in the liability for policy benefits for universal life contracts based on policyholders' account balances. Revenues from universal life contracts are amounts assessed the policyholder for mortality and expenses and are reported when assessed based upon one-year service periods. Amounts assessed for services to be provided in future periods are reported as unearned revenue and are recognized in income over the benefit period.

            The liability for policy benefits for universal life contracts is based on the balance that accrues to the benefit of policyholders. It includes any amounts assessed to compensate the Company for services to be performed over future periods, any amounts previously assessed by the Company against the policyholders that are refundable at termination of the contract and any premium deficiency.

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

      (h)   PARTICIPATING POLICIES

            At December 31, 2001 and 2000, participating business approximated 54% and 57%, respectively, of life insurance in-force and premium income.

            Policyholder dividends are determined based on the discretion of the Company's Board of Directors. The Company utilizes contractual life insurance dividend scales as shown in published dividend illustrations at the date the insurance contracts are issued (unrelated to the Company's net income) in determining policyholder dividends. Policyholder dividends are accrued over the premium paying periods of the insurance contracts.

      (i)   EARNINGS PER SHARE

            Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the years ended December 31, 2001, 2000 and 1999 were 25,128,158, 25,128,158 and 25,057,913, respectively. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% stock dividend paid in 2000 and a 7% stock dividend paid in 1999. The 2000 stock dividend resulted in the issuance of 1,887,265 Class A shares (including 145,613 shares in treasury) and 46,517 Class B shares and the 1999 stock dividend resulted in the issuance of 1,763,805 Class A shares (including 136,091 shares in treasury) and 43,474 Class B shares.

      (j)   INCOME TAXES

            For the year ended December 31, 2001, the Company plans to file three separate tax returns as follows: 1) Citizens, Inc., CICA and all direct non-life subsidiaries, 2) Excalibur and 3) CILIC.

            For the year ended December 31, 2000, the Company filed three separate tax returns as follows: 1) Citizens, Inc., CICA and all direct non-life subsidiaries, 2) Excalibur and 3) CILIC.

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

      (k)   ACCOUNTING PRONOUNCEMENTS

            Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was effective January 1, 2001. The Company adopted SFAS No. 133, as amended during 2001. Implementation did not have an impact on the Company's financial statements since it has no derivative instruments and does not participate in any hedging activities. Based on current operations, the Company does not anticipate that SFAS No. 133 will have a material effect on the financial position, results of operation or liquidity of the Company.

            SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125" was effective after March 31, 2001. The Company adopted SFAS No. 140 during 2001. Implementation did not have an impact on the Company's financial statements since it was not involved in any such transfers, servicing or extinguishments. Based on current operations, the Company does not anticipate that SFAS No. 140 will have a material effect on the financial position, results of operation or liquidity of the Company.

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

            In June 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and subsequently, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," after its adoption.

            The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature prior to the full adoption of SFAS No. 142.

            Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

            In connection with transitional goodwill impairment evaluation of SFAS No. 142, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication will exist that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

            As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $6,767,244 and unamortized identifiable intangible assets in the amount of $1,368,125, all of which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $595,410, $658,390 and $658,458 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the amortization expense related to intangible assets was $307,200 for each of the years ended December 31, 2001, 2000 and 1999. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the Company's financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

            In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe SFAS No. 143 will have a significant effect on the financial position, results of operations or liquidity of the Company.

            In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes and amends SFAS No. 121 and relevant portions of SFAS No.
            30. SFAS No. 144 is required to be adopted on January 1, 2002. Because of the extensive effort needed to comply with adopting SFAS No. 144, and its close relationship to SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting the statement of the Company's financial statements at the date of this report.

      (l)   CASH EQUIVALENTS

            The Company considers as cash equivalents all securities whose duration does not exceed 90 days at the date of acquisition.

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

      (o)   RECLASSIFICATIONS

            Certain reclassifications have been made to the 2000 and 1999 amounts to conform to the 2001 presentation.

(2)         INVESTMENTS

            The cost, gross unrealized gains and losses and fair value of investments of fixed maturities and equity securities available-for-sale, as of December 31, 2001 and 2000, are as follows:

                                                                         2001
                                               -----------------------------------------------------------
                                                                GROSS           GROSS
                                                              UNREALIZED     UNREALIZED           FAIR
                                                   COST         GAINS         (LOSSES)           VALUE
                                                   ----         -----         --------           -----
Fixed maturities held-to-maturity:
     US Treasury securities                    $  5,569,899   $   252,001    $          --    $  5,821,900
                                               ============   ===========    =============    ============

Fixed maturities available-for-sale:
US Treasury securities and
     obligations of US government
     corporations and agencies                   18,521,452     1,075,165          (13,980)     19,582,637
Public utilities                                  1,935,441         4,440         (106,807)      1,833,074
Debt securities issued by States
    of the United States and political
    subdivisions of the States                    1,021,298        39,551             (781)      1,060,068
Corporate securities                             13,678,178       147,958         (315,003)     13,511,133
Securities not due at a single maturity date    142,168,570     1,994,409       (1,702,544)    142,460,435
                                               ------------   -----------    -------------    ------------
              Total fixed maturities
                  available-for-sale           $177,324,939   $ 3,261,523    $  (2,139,115)   $178,447,347
                                               ============   ===========    =============    ============
              Total equity securities
                  available-for-sale           $    588,505   $     1,082    $     (21,189)   $    568,398
                                               ============   ===========    =============    ============

                                                                         2000
                                               -----------------------------------------------------------
                                                                GROSS           GROSS
                                                              UNREALIZED     UNREALIZED           FAIR
                                                   COST         GAINS         (LOSSES)           VALUE
                                                   ----         -----         --------           -----
Fixed maturities held-to-maturity:
     US Treasury securities                    $  5,582,802   $     6,198    $          --    $  5,589,000
                                               ============   ===========    =============    ============

Fixed maturities available-for-sale:
US Treasury securities and
     obligations of US government
     corporations and agencies                   36,355,133       467,241         (422,705)     36,399,669
Public utilities                                  2,327,073           793         (141,665)      2,186,201
Debt securities issued by States
      of the United States and
      political subdivisions of the States        3,583,666        17,216          (28,583)      3,572,299

Corporate securities                             17,235,989       135,458         (869,857)     16,501,590
Securities not due at a single maturity date    106,494,411       946,837       (1,155,309)    106,285,939
                                               ------------   -----------    -------------    ------------
              Total fixed maturities
                  available-for-sale           $165,996,272   $ 1,567,545    $  (2,618,119)   $164,945,698
                                               ============   ===========    =============    ============
              Total equity securities
                  available-for-sale           $    713,235   $    15,872    $     (53,381)   $    675,726
                                               ============   ===========    =============    ============

      The amortized cost and fair value of fixed maturities at December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                        FIXED MATURITIES HELD-TO-MATURITY

                                                     AMORTIZED
                                                        COST         FAIR VALUE
                                                        ----         ----------
Due after ten years                                 $  5,569,899    $  5,821,900
                                                    ============    ============

                       FIXED MATURITIES AVAILABLE-FOR-SALE

                                                     AMORTIZED
                                                        COST         FAIR VALUE
                                                        ----         ----------
Due in one year or less                             $    680,465    $    705,040
Due after one year through five years                  6,135,543       6,312,951
Due after five years through ten years                 9,704,400       9,961,924
Due after ten years                                   18,635,961      19,006,997
                                                    ------------    ------------
                                                      35,156,369      35,986,912
Securities not due at a single maturity date         142,168,570     142,460,435
                                                    ------------    ------------
         Totals                                     $177,324,939    $178,447,347
                                                    ============    ============

      The Company had no investments in any one entity that exceeded 10% of stockholders' equity at December 31, 2001 other than investments guaranteed by the U.S. Government.

      The Company's investment in mortgage loans is concentrated 28% in Colorado, 41% in Texas and 31% in Mississippi as of December 31, 2001.

      Major categories of net investment income are summarized as follows:

                                              YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                           2001            2000            1999
                                           ----            ----            ----
Investment income on:
   Fixed maturities                $ 11,673,562    $ 10,885,567    $  9,795,297
   Equity securities                     47,745          51,401          52,252
   Mortgage loans on real estate         99,049         124,092         121,818
   Policy loans                       1,508,733       1,532,238       1,571,863
   Long-term investments                825,329         852,117         829,599
   Other                                176,221         191,354         451,411
                                   ------------    ------------    ------------
                                     14,330,639      13,636,739      12,822,240
Investment expenses                  (1,034,158)     (1,086,015)     (1,185,300)
                                   ------------    ------------    ------------
Net investment income              $ 13,296,481    $ 12,550,754    $ 11,636,940
                                   ============    ============    ============

Proceeds and gross realized gains (losses) from sales and maturities of fixed maturities available-for-sale for 2001, 2000 and 1999 are summarized as follows:

                                              YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                           2001            2000            1999
                                           ----            ----            ----
Proceeds                           $ 88,796,080    $ 40,885,946    $ 11,890,850
                                   ============    ============    ============
Gross realized gains               $    337,169    $    284,038    $    344,002
                                   ============    ============    ============
Gross realized (losses)            $   (613,826)   $   (193,801)   $    (36,325)
                                   ============    ============    ============

Proceeds and gross realized gains (losses) from sales of equity securities available-for-sale for 2001, 2000 and 1999 are summarized as follows:

                                              YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                           2001            2000            1999
                                           ----            ----            ----
Proceeds                           $     97,500    $         88    $     92,500
                                   ============    ============    ============
Gross realized gains               $         --    $         --    $         --
                                   ============    ============    ============
Gross realized (losses)            $    (27,230)   $     (2,970)   $     (6,477)
                                   ============    ============    ============

Realized gains (losses) are as follows:

                                              YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                           2001            2000            1999
                                           ----            ----            ----
Realized gains (losses):
   Fixed maturities                $   (276,657)   $     90,237    $    307,677
   Equity securities                    (27,230)         (2,970)         (6,477)
   Other                                155,472            (698)          9,690
                                   ------------    ------------    ------------
Net realized gains (losses)        $   (148,415)   $     86,569    $    310,890
                                   ============    ============    ============

(3) COST OF INSURANCE ACQUIRED AND EXCESS OF COST OVER NET ASSETS ACQUIRED

      Cost of insurance acquired is summarized as follows:

                                              YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                           2001            2000            1999
                                           ----            ----            ----
Balance at beginning of period     $  6,156,424    $  7,186,494    $  8,290,853
Increase (decrease) related to:
   Acquisitions                              --              --          50,000
   Interest                             461,732         538,988         625,251
   Amortization                      (1,467,805)     (1,569,058)     (1,779,610)
                                   ------------    ------------    ------------
Balance at end of period           $  5,150,351    $  6,156,424    $  7,186,494
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

                              YEAR                AMOUNT
                              ----                ------
                              2002            $1,043,703
                              2003               756,874
                              2004               674,825
                              2005               597,711
                              2006               555,132
                              Thereafter       1,522,106

      Excess of cost over net assets acquired is summarized as follows:

                                                      YEAR ENDED DECEMBER 31,
                                            ------------------------------------------
                                                            ACCUMULATED
                                                GROSS       AMORTIZATION       NET
                                                -----       ------------       ---
Balance at December 31, 1998                $ 11,531,840    $(3,156,041)   $ 8,375,799

         Increase related to acquisitions        303,703             --        303,703
         Amortization                                 --       (658,458)      (658,458)
                                            ------------    -----------    -----------
Balance at December 31, 1999                $ 11,835,543    $(3,814,499)   $ 8,021,044

         Amortization                                 --       (658,390)      (658,390)
                                            ------------    -----------    -----------
Balance at December 31, 2000                $ 11,835,543    $(4,472,889)   $ 7,362,654

            Amortization                              --       (595,410)      (595,410)
                                            ------------    -----------    -----------
Balance at December 31, 2001                $ 11,835,543    $(5,068,299)   $ 6,767,244
                                            ============    ===========    ===========

(4) POLICY LIABILITIES

      Various assumptions used to determine the future policy benefit reserves include the following: a) valuation interest rates from 4 to 9%, b) mortality assumptions are from the 1955 to 1960, 1965 to 1970, and 1975 to 1980 Select and Ultimate mortality tables and c) withdrawals are based primarily on actual historical termination rates.

The following table presents information on changes in the liability for accident and health policy and contract claims for the years ended December 31, 2001 and 2000.

                                                           2001           2000
                                                           ----           ----
      Policy and contract claims payable at January 1   $ 1,370,419    $ 2,009,144

      Add claims incurred, related to:
        Current year                                      3,565,692      5,176,481
        Prior years                                        (264,351)       (17,858)
                                                        -----------    -----------
                                                          3,301,341      5,158,623
      Deduct claims paid, related to:
        Current year                                      2,512,382      4,080,331
        Prior years                                       1,092,188      1,717,017
                                                        -----------    -----------
                                                          3,604,570      5,797,348
                                                        -----------    -----------
      Policy and contract claims payable, December 31   $ 1,067,190    $ 1,370,419
                                                        ===========    ===========

      The development of prior year claim reserves reflects normal changes in actuarial estimates.

      A summary of the policy claims payable is as follows:

                                                              DECEMBER 31
                                                        -----------------------
                                                           2001         2000
                                                           ----         ----
      Liability for accident and health policy and
         contract claims                                $1,067,190   $1,370,419
      Liability for life policy and contract claims      1,915,279    1,495,691
                                                        ----------   ----------
         Policy claims payable                          $2,982,469   $2,866,110
                                                        ==========   ==========

(5) REINSURANCE

      In the normal course of business, the Company reinsures portions of certain policies that it underwrites to limit disproportionate risks. During 2001, the Company retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life. On health policies there are varying retention limits ranging from $25,000 to $75,000 depending on the product with some of the supplemental hospital and surgical policies reinsured on a quota share basis. The Company's share of risk on the quota share reinsurance is 50%. The Company remains contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

      Assumed and ceded reinsurance activity for 2001 and 2000 is summarized as follows:

                                                 2001                 2000
                                                 ----                 ----
      Aggregate assumed life insurance
      in-force                             $   440,023,000      $   326,267,000
                                           ===============      ===============
      Aggregate ceded life insurance
      in-force                             $  (206,386,000)     $  (272,150,000)
                                           ===============      ===============
      Total life insurance in-force        $ 2,650,247,000      $ 2,294,640,000
                                           ===============      ===============

      Premiums and claims and surrenders assumed and ceded for the years ended December 31, 2001, 2000 and 1999:

                                          2001           2000           1999
                                          ----           ----           ----
      Premiums assumed                $   543,792    $    95,068    $   484,746
                                      ===========    ===========    ===========
      Premiums ceded                  $(2,312,232)   $(2,494,798)   $(2,539,155)
                                      ===========    ===========    ===========

      Claims and surrenders assumed   $   533,452    $    87,025    $   481,899
                                      ===========    ===========    ===========
      Claims and surrenders ceded     $(1,554,866)   $(1,710,160)   $(1,762,195)
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

      Generally, the net assets of the insurance subsidiaries available for transfer to Citizens are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Payments of dividends in excess of such amounts would generally require approval by the regulatory authorities. Based upon statutory net gain from operations and surplus of the individual insurance companies as of and for the year ended December 31, 2001 approximately $6,100,000 of dividends could be paid to Citizens without prior regulatory approval.

      CICA, CILIC and Excalibur have calculated their risk based capital (RBC) in accordance with the National Association of Insurance Commissioners' Model Rule and the RBC rules as adopted by their respective state of domicile. The RBC as calculated for CICA, CILIC and Excalibur as of December 31, 2001 exceeded levels requiring company or regulatory action.

(7) MERGERS AND ACQUISITIONS

      On January 26, 1999 Citizens acquired Investors in exchange for 609,269 shares of its Class A Common stock. The excess of cost over net assets acquired amounted to $303,703 and is being amortized over 10 years.

      Effective January 1, 2000, NSLIC was merged with and into CICA. Additionally, effective October 1, 2000, USLIC was merged with and into CICA.

      On November 20, 2001, Citizens announced that definitive agreements had been reached between Citizens and Combined Underwriters Life Insurance Company (Combined) and between Citizens and Lifeline Underwriters Life Insurance Company (Lifeline), whereby Citizens would acquire 100% of the outstanding shares of both Combined and Lifeline.

      Pursuant to the terms of the agreements, which were approved by Combined's and Lifeline's shareholders and regulatory authorities, Citizens issued approximately 753,000 shares of its Class A Common Stock to acquire Combined and approximately 305,000 shares of its Class A Common Stock to acquire Lifeline. The transactions closed on March 19, 2002 and were accounted for as purchases.

(8) CONTINGENCIES

      The Company is a party to various legal proceedings incidental to its business. The Company has been named as a defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. In the opinion of management, the ultimate liability, if any, resulting from any contingent liabilities that might arise from litigation are not considered material in relation to the financial position or results of operations of the Company.

      Reserves for claims payable are based on the expected claim amount to be paid after a case by case review of the facts and circumstances relating to each claim. A contingency exists with regard to these reserves until such time as the claims are adjudicated and paid.

(9) SEGMENT INFORMATION

      The Company has two reportable segments identified by geographic area:
      International Business and Domestic Business. International Business, consisting of ordinary whole-life business, is sold primarily throughout Central and South America. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars paid in the U.S. Domestic Business, consisting of traditional life and burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies, is sold throughout the southern U.S. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on U.S. GAAP net income before federal income taxes for its two reportable segments.

      Geographic Areas - The following summary represents financial data of the Company's continuing operations based on their location.

                                 2001             2000             1999
                                 ----             ----             ----
      REVENUES
      U.S.                   $11,991,619      $14,340,251      $19,844,710
      Non-U.S.                55,655,205       52,337,865       52,032,348
                             -----------      -----------      -----------
         Total Revenues      $67,646,824      $66,678,116      $71,877,058
                             ===========      ===========      ===========

      The following summary, representing revenues and pre-tax income from continuing operations and identifiable assets for the Company's reportable segments as of and for the years ended December 31, 2001, 2000 and 1999, is as follows:

             YEARS ENDED DECEMBER 31                     2001           2000          1999
                                                         ----           ----          ----
      Revenue, excluding net investment income and
        realized gains (losses)
          Domestic                                   $  9,660,887    $11,622,382   $16,546,005
          International                                44,837,871     42,418,411    43,383,223
                                                     ------------    -----------   -----------
      Total consolidated revenue                     $ 54,498,758    $54,040,793   $59,929,228
                                                     ============    ===========   ===========

      Net investment income:
        Domestic                                     $  2,357,041    $ 2,699,251   $ 3,212,871
        International                                  10,939,440      9,851,503     8,424,069
                                                     ------------    -----------   -----------
      Total consolidated net investment
        income                                       $ 13,296,481    $12,550,754   $11,636,940
                                                     ============    ===========   ===========

      Amortization expense:
        Domestic                                     $  1,896,086    $ 1,922,308   $ 1,766,439
        International                                   8,581,042      8,595,324    10,382,384
                                                     ------------    -----------   -----------
      Total consolidated amortization
        expense                                      $ 10,477,128    $10,517,632   $12,148,823
                                                     ============    ===========   ===========

      Realized gains (losses)
        Domestic                                     $    (26,309)   $    18,618   $    85,834
        International                                    (122,106)        67,951       225,056
                                                     ------------    -----------   -----------
      Total consolidated realized gains
        (losses)                                     $   (148,415)   $    86,569   $   310,890
                                                     ============    ===========   ===========

      Income before federal income tax:
        Domestic                                     $    829,277    $   290,577   $    67,571
        International                                   4,199,353      2,233,164       904,878
                                                     ------------    -----------   -----------
      Total consolidated income before federal
        income taxes                                 $  5,028,630    $ 2,523,741   $   972,449
                                                     ============    ===========   ===========

                                                 2001             2000
                                                 ----             ----
      Assets as of December 31:
           Domestic                          $ 93,652,639     $ 93,476,985
           International                      188,433,624      174,365,379
                                             ------------     ------------
      Total                                  $282,086,263     $267,842,364
                                             ============     ============

Major categories of premiums are summarized as follows:

                                                YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                           2001           2000           1999
Premiums:
    Ordinary life                      $48,142,397    $45,892,621    $47,687,414
    Annuity and universal life             216,905        228,479        261,880
    Group life                             543,792         95,068        484,746
    Accident and health                  5,059,843      7,235,685     10,886,317
                                       -----------    -----------    -----------
Total premiums                         $53,962,937    $53,451,853    $59,320,357
                                       ===========    ===========    ===========

(10) INCOME TAXES

      A reconciliation of Federal income tax expense computed by applying the Federal income tax rate of 34% to income before Federal income tax expense is as follows:

                                               2001          2000          1999
                                               ----          ----          ----
      Computed normal tax expense       $ 1,709,734     $ 858,072     $ 330,633
      Small life insurance company
        deduction                          (612,000)     (573,000)     (597,755)
      Change in valuation allowance              --            --      (173,350)
      Amortization of excess of costs
        over net assets acquired            202,439       224,000       223,876
      Adjustment of prior year taxes       (276,492)           --            --
      Other                                  41,836       (38,072)      (82,027)
                                        -----------     ---------     ---------
      Federal income tax expense
        (benefit)                       $ 1,065,517     $ 471,000     $(298,623)
                                        ===========     =========     =========

      Income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 consists of:

                                    2001           2000              1999
                                    ----           ----              ----
      Current                 $  646,636      $ 459,000       $ 1,405,698
      Deferred                   418,881         12,000        (1,704,321)
                              ----------      ---------       -----------
                              $1,065,517      $ 471,000       $  (298,623)
                              ==========      =========       ===========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below.

                                                                       2001          2000
                                                                       ----          ----
      Deferred tax assets:
           Future policy benefit reserves                          $16,186,294   $15,472,000
           Net operating loss carryforwards                             87,000       760,000
           Due and accrued dividends and expenses                      656,333       139,000
           Investments available-for-sale                                   --       369,948
           Other                                                       128,217       697,802
                                                                   -----------   -----------
               Total gross deferred tax assets                      17,057,844    17,438,750
       Deferred tax liabilities:
           Deferred policy  acquisition costs, cost of insurance
           acquired and intangible assets                          $12,253,001   $11,847,000
           Reinsurance                                                 673,826       671,160
           Investments available-for-sale                              374,782            --
           Other                                                       291,097       291,840
                                                                   -----------   -----------
               Total gross deferred tax liabilities                 13,592,706    12,810,000
                                                                   -----------   -----------
               Net deferred tax asset                              $ 3,465,138   $ 4,628,750
                                                                   ===========   ===========

      During 1999, the Company released the valuation allowance associated with NSLIC net operating losses. These losses have been utilized in 2001 by the Company and CICA.

      The Company and its subsidiaries had net operating losses at December 31, 2001 available to offset future taxable income of approximately $87,000 for Federal income tax substantially all of which expire through 2020. A portion of the net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code.

      At December 31, 2001, the Company had accumulated approximately $3,291,000 in its "policyholders' surplus account." This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated. No new additions will be made to this account. Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to the shareholder, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction. The Company does not anticipate any transactions that would cause any part of this amount to become taxable. However, should the balance at December 31, 2001 become taxable, the tax computed at present rates would be approximately $1,119,000.

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

                                2001                          2000
                    ---------------------------   ---------------------------

                      CARRYING          FAIR        CARRYING          FAIR
                       AMOUNT          VALUE         AMOUNT          VALUE
                       ------          -----         ------          -----
Financial assets:
Fixed maturities    $184,017,246   $184,269,247   $170,528,500   $170,534,698
Equity securities        568,398        568,398        675,726        675,726
Cash and cash
 equivalents           6,793,852      6,793,852      4,064,035      4,064,035
Mortgage Loans         1,109,547      1,109,547      1,178,668      1,178,668

  Financial
    liabilities:
Annuities              3,839,023      3,839,023      4,170,884      4,170,884

      Fair values for fixed income securities and equity securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

      Mortgage loans are secured principally by residential properties. Weighted average interest rates for these loans as of December 31, 2001 and 2000, were approximately 8.7% and 8.6%, respectively, with maturities ranging from one to fifteen years. Management believes that reported amounts approximate fair value.

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

      Policy loans have a weighted average interest rate of 7.6% and 7.5% as of December 31, 2001 and 2000, respectively, and have no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies which the Company has in-force and cannot be valued separately.

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

(12) OTHER COMPREHENSIVE INCOME (LOSS)

      The changes in the components of other comprehensive income (loss) are reported net of income taxes of 34% for the periods indicated as follows:

                                                      YEAR ENDED DECEMBER 31, 2001
                                              ------------------------------------------
                                                PRE-TAX           TAX            NET
                                                 AMOUNT          EFFECT         AMOUNT
                                                 ------          ------         ------
Unrealized gain on securities:
    Unrealized holding gain
    arising during the period                 $  1,886,498    $  (641,409)   $ 1,245,089
Add:  reclassification adjustment for
    losses included in net income                  303,887       (103,322)       200,565
                                              ------------    -----------    -----------
Other comprehensive income                    $  2,190,385    $  (744,731)   $ 1,445,654
                                              ============    ===========    ===========

                                                      YEAR ENDED DECEMBER 31, 2000
                                              ------------------------------------------
                                                PRE-TAX           TAX            NET
                                                 AMOUNT          EFFECT         AMOUNT
                                                 ------          ------         ------
Unrealized gain on securities:
    Unrealized holding gain
    arising during the period                 $  4,622,602    $(1,571,685)   $ 3,050,917
Less:  reclassification adjustment for
    gains included in net income                   (87,267)        29,671        (57,596)
                                              ------------    -----------    -----------
Other comprehensive income                    $  4,535,335    $(1,542,014)   $ 2,993,321
                                              ============    ===========    ===========

                                                      YEAR ENDED DECEMBER 31, 1999
                                              ------------------------------------------
                                                PRE-TAX           TAX            NET
                                                 AMOUNT          EFFECT         AMOUNT
                                                 ------          ------         ------
Unrealized loss on securities:
    Unrealized holding loss
    arising during the period                 $(10,812,316)   $ 3,676,186    $(7,136,130)
Add:  reclassification adjustment for gains
    included in net income                        (301,200)       102,410       (198,790)
                                              ------------    -----------    -----------

Other comprehensive loss                      $(11,113,516)   $ 3,778,596    $(7,334,920)
                                              ============    ===========    ===========

(13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following table contains selected unaudited consolidated financial data for each calendar quarter.

                                                            2001
                                ------------------------------------------------------------
                                   FOURTH          THIRD           SECOND          FIRST
                                  QUARTER         QUARTER         QUARTER         QUARTER
                                  -------         -------         -------         -------
Revenues                        $ 18,228,560    $ 17,582,734    $ 16,353,749    $ 15,481,781
Expenses                          16,593,461      15,637,391      15,617,737      14,769,605
Federal income tax expense           135,517         585,000         155,000         190,000
Net income                         1,499,582       1,360,343         581,012         522,176
Basic and diluted earnings
    per share                            .06             .06             .02             .02

                                                            2000
                                ------------------------------------------------------------
                                   FOURTH          THIRD           SECOND          FIRST
                                  QUARTER         QUARTER         QUARTER         QUARTER
                                  -------         -------         -------         -------
Revenues                        $ 17,621,342    $ 17,010,084    $ 16,468,250    $ 15,578,440
Expenses                          15,224,838      17,631,964      15,298,624      15,998,949
Federal income tax expense
    (benefit)                        705,398        (335,073)        220,512        (119,837)
Net income (loss)                  1,691,106        (286,807)        949,114        (300,672)
Basic and diluted earnings
    (loss) per share                     .07            (.01)            .03            (.01)

                                                            1999
                                ------------------------------------------------------------
                                   FOURTH          THIRD           SECOND          FIRST
                                  QUARTER         QUARTER         QUARTER         QUARTER
                                  -------         -------         -------         -------
Revenues                        $ 18,883,005    $ 17,946,816    $ 18,229,167    $ 16,818,070
Expenses                          19,150,093      16,816,910      18,455,771      16,481,835
Federal income tax expense
    (benefit)                       (481,050)        239,427        (115,484)         58,484
Net income (loss)                    213,962         890,479        (111,120)        277,751
Basic and diluted earnings
    (loss) per share                     .01             .04            (.01)            .01

                                                                     SCHEDULE II

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                        STATEMENTS OF FINANCIAL POSITION

                           DECEMBER 31, 2001 AND 2000

                                                         2001            2000
                                                         ----            ----
Assets

Investment in subsidiaries (1)                       $ 77,922,929    $ 72,435,637
Fixed maturities available-for-sale, at fair value      2,690,942       2,583,419
Accrued investment income                                  30,277          44,683
Real estate                                               817,584         800,114
Cash                                                      950,614         220,273
Notes receivable (1)                                           --         200,000
Other assets                                            1,142,365       1,449,198
                                                     ------------    ------------
                                                     $ 83,554,711    $ 77,733,324
                                                     ============    ============
Liabilities and Stockholders' Equity

Liabilities -
    Accrued expense and other                        $    832,913    $    420,293
                                                     ------------    ------------

Stockholders' equity:
    Common stock:
       Class A                                         79,701,590      79,701,590
       Class B                                            910,482         910,482
    Retained earnings                                   5,274,768       1,311,655
    Accumulated other comprehensive income:
       Unrealized investment gain (loss) of
       securities held by subsidiaries, net
       of tax                                             727,519        (718,135)
    Treasury stock                                     (3,892,561)     (3,892,561)
                                                     ------------    ------------
                                                       82,721,798      77,313,031
                                                     ------------    ------------
                                                     $ 83,554,711    $ 77,733,324
                                                     ============    ============

(1)   Eliminated in consolidation.

                 See accompanying independent auditors' report.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 2001 AND 2000 AND 1999

                                            2001           2000           1999
                                            ----           ----           ----
Revenues:
  Management service fees (1)           $ 13,529,199    $12,252,079   $ 13,333,733
  Investment income                          178,815        129,515         79,872
  Other                                        6,541         35,174          6,437
  Realized gain (loss)                        18,857             --         (7,281)
                                        ------------    -----------   ------------
                                          13,733,412     12,416,768     13,412,761
                                        ------------    -----------   ------------
Expenses:
  General                                 12,273,653     11,047,326     12,126,181
  Interest                                        --             --         18,537
  Taxes                                    1,495,025        806,657        812,896
                                        ------------    -----------   ------------
                                          13,768,678     11,853,983     12,957,614
                                        ------------    -----------   ------------

Income (loss) before equity in income
  of unconsolidated subsidiaries             (35,266)       562,785        455,147
Equity in income of unconsolidated
  subsidiaries                             3,998,379      1,489,956        815,925
                                        ------------    -----------   ------------
                    Net income          $  3,963,113    $ 2,052,741   $  1,271,072
                                        ============    ===========   ============

----------
(1)   Eliminated in consolidation.

                 See accompanying independent auditors' report.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CITIZENS, INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                    2001           2000           1999
                                                                    ----           ----           ----
Cash flows from operating activities:
    Net income                                                  $ 3,963,113    $ 2,052,741    $ 1,271,072
    Adjustments to reconcile net income to net cash used by
       operating activities:
          Realized (gains) losses on sales                          (18,857)            --          7,281
          Equity in net income of unconsolidated subsidiaries    (3,998,379)    (1,489,956)      (815,925)
          Accrued expenses and other liabilities                    412,620        251,494        104,018
          Change in accrued investment income                        14,406        (30,273)            --
          Other                                                     354,325        300,896       (138,184)
                                                                -----------    -----------    -----------
              Net cash provided by operating activities             727,228      1,084,902        428,262
                                                                -----------    -----------    -----------
Cash flows from investing activities:
    Purchase of fixed maturities, available-for-sale             (3,022,974)    (2,540,066)            --
    Maturities of fixed maturities, available-for-sale            2,865,000             --             --
    Payments on notes receivable                                    200,000         66,667         66,666
    Investment in real estate                                       (38,913)       (58,280)      (284,153)
                                                                -----------    -----------    -----------
              Net cash provided (used) by investing
                 activities                                           3,113     (2,531,679)      (217,487)
                                                                -----------    -----------    -----------
Cash flows from financing activities:
    Payment on notes payable                                             --             --       (333,333)
                                                                -----------    -----------    -----------
              Net cash used by financing activities                      --             --       (333,333)
                                                                -----------    -----------    -----------
Net increase (decrease) in cash                                     730,341     (1,446,777)      (122,558)
Cash at beginning of year                                           220,273      1,667,050      1,789,608
                                                                -----------    -----------    -----------
Cash at end of year                                             $   950,614    $   220,273    $ 1,667,050
                                                                ===========    ===========    ===========

See accompanying independent auditors' report.

                                                                    SCHEDULE III

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION

                        AS OF DECEMBER 31, 2001 AND 2000

                                                                    DECEMBER 31
                                                            ---------------------------
                                                                2001           2000
                                                                ----           ----
Deferred policy acquisition cost:
      Domestic                                              $ 13,477,873   $ 13,280,271
      International                                           27,118,130     24,772,081
                                                            ------------   ------------
Total consolidated deferred policy
   acquisition costs:                                       $ 40,596,003   $ 38,052,352
                                                            ============   ============

Future policy benefits, losses, claims and loss expenses:
      Domestic                                              $ 61,348,209   $ 62,169,261
      International                                          123,435,554    115,966,156
                                                            ------------   ------------
Total consolidated future policy benefits, losses,
   claims, and loss expenses                                $184,783,763   $178,135,417
                                                            ============   ============

Unearned premiums:
      Domestic                                              $    113,451   $    131,554
      International                                              228,270        245,392
                                                            ------------   ------------
Total consolidated unearned premiums                        $    341,721   $    376,946
                                                            ============   ============

Other policy claims and benefits payable:
      Domestic                                              $  3,731,420   $  3,368,491
      International                                            7,507,798      6,283,345
                                                            ------------   ------------
Total consolidated other policy claims
   and benefits payable                                     $ 11,239,218   $  9,651,836
                                                            ============   ============

See accompanying independent auditors' report.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                 SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                 2001          2000          1999
                                                                 ----          ----          ----
Premium revenue:
      Domestic                                               $ 9,565,894   $11,495,721   $16,377,900
      International                                           44,397,043    41,956,132    42,942,457
                                                             -----------   -----------   -----------
Total consolidated premium revenue                           $53,962,937   $53,451,853   $59,320,357
                                                             ===========   ===========   ===========

Net investment income:
      Domestic                                               $ 2,357,041   $ 2,699,251   $ 3,212,871
      International                                           10,939,440     9,851,503     8,424,069
                                                             -----------   -----------   -----------
Total consolidated net investment income                     $13,296,481   $12,550,754   $11,636,940
                                                             ===========   ===========   ===========

Benefits, claims, losses and settlement expenses:
      Domestic                                               $ 9,699,316   $11,244,773   $13,763,602
      International                                           29,473,937    29,897,665    31,716,592
                                                             -----------   -----------   -----------
Total consolidated benefits, claims, losses and              $39,173,253   $41,142,438   $45,480,194
    expenses settlement                                      ===========   ===========   ===========

Amortization of deferred policy
  Acquisition costs:
      Domestic                                               $ 1,512,837   $ 1,477,795   $ 2,660,970
      International                                            7,055,608     7,044,177     7,367,836
                                                             -----------   -----------   -----------
Total consolidated amortization of deferred policy
       acquisition costs                                     $ 8,568,445   $ 8,521,972   $10,028,806
                                                             ===========   ===========   ===========

Other operating expenses:
      Domestic                                               $ 1,937,713   $ 2,647,320   $ 3,965,367
      International                                            8,697,926     7,492,219     6,363,629
                                                             -----------   -----------   -----------
Total consolidated other operating expenses                  $10,635,639   $10,139,539   $10,328,996
                                                             ===========   ===========   ===========

See accompanying independent auditors' report.

                                                                     SCHEDULE IV

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   REINSURANCE

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                            CEDED         ASSUMED                        PERCENTAGE
                                           GROSS           TO OTHER     FROM OTHER          NET          OF AMOUNT
                                           AMOUNT         COMPANIES      COMPANIES        AMOUNT       ASSUMED TO NET
                                           ------         ---------      ---------        ------       --------------
Year ended December 31, 2001:
    Life insurance in-force            $2,416,610,000   $206,386,000   $440,023,000   $2,650,247,000        16.6%
                                       ==============   ============   ============   ==============
    Premiums:
       Life insurance                      49,865,195      1,722,798        543,792       48,686,189         1.1%
       Accident and health insurance        5,649,277        589,434             --        5,059,843          --
                                       --------------   ------------   ------------   --------------
    Total premiums                     $   55,514,472   $  2,312,232   $    543,792   $   53,746,032         1.0%
                                       ==============   ============   ============   ==============

Year ended December 31, 2000
    Life insurance in-force            $2,240,523,000   $272,150,000   $326,267,000   $2,294,640,000        14.2%
                                       ==============   ============   ============   ==============
    Premiums:
       Life insurance                      48,046,655      2,154,034         95,068       45,987,689          .2%
       Accident and health insurance        7,576,449        340,764             --        7,235,685          --
                                       --------------   ------------   ------------   --------------
    Total premiums                     $   55,623,104   $  2,494,798   $     95,068   $   53,223,374          .2%
                                       ==============   ============   ============   ==============

Year ended December 31, 1999
    Life insurance in-force            $2,197,844,000   $278,689,000   $273,146,000   $2,192,301,000        12.5%
                                       ==============   ============   ============   ==============
    Premiums:
       Life insurance                      49,654,207      1,966,793        484,746       48,172,160         1.0%
       Accident and health insurance       11,458,679        572,362             --       10,886,317          --
                                       --------------   ------------   ------------   --------------
    Total premiums                     $   61,112,886   $  2,539,155   $    484,746   $   59,058,477          .8%
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

                                        CITIZENS, INC.


Date: March 26, 2002                    By: /s/ MARK A. OLIVER
                                            ------------------------------------
                                            Mark A. Oliver, President

                                        By: /s/ JEFFREY J. WOOD
                                            ------------------------------------
                                            Jeffrey J. Wood, Executive Vice
                                            President, Chief Financial Officer
                                            and Secretary / Treasurer

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


/s/ MARK A. OLIVER                                          March 26, 2002
----------------------------------------
Mark A. Oliver, Director

/s/ RALPH M. SMITH                                          March 26, 2002
----------------------------------------
Ralph M. Smith, Director

/s/ DR. RICHARD C. SCOTT                                    March 26, 2002
----------------------------------------
Dr. Richard C. Scott, Director

/s/ RICK D. RILEY                                           March 26, 2002
----------------------------------------
Rick D. Riley, Director

/s/ DR. E. DEAN GAGE                                        March 26, 2002
----------------------------------------
Dr. E. Dean Gage, Director

/s/ HAROLD E. RILEY                                         March 26, 2002
----------------------------------------
Harold E. Riley, Chairman of the
Board and Director

/s/ WALDEN P. LITTLE                                        March 26, 2002
----------------------------------------
Walden P. Little, Director

/s/ TIMOTHY T. TIMMERMAN                                    March 26, 2002
----------------------------------------
Timothy T. Timmerman

/s/ STEVE SHELTON                                           March 26, 2002
----------------------------------------
Steve Shelton, Director

                                INDEX TO EXHIBITS

                  EXHIBIT              DESCRIPTION
                  -------              -----------
                  Exhibit 21           Subsidiaries of Registrant
                  Exhibit 23           Independent Auditors' Consent