Form 10-Q
period 2002-03-31
CITIZENS INC
filed 2002-05-14
CIK 24090

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    MARCH 31, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                               ------------------    ------------------

Commission File Number:   1-13004
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

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     [X] Yes     [ ] No

         As of March 31, 2002, Registrant had 25,474,747 shares of Class A common stock, No Par Value, outstanding and 711,040 shares of Class B common stock, No Par Value, outstanding.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                         Page
                                                                                        Number
                                                                                        ------
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 Consolidated Statements of Financial Position, March 31, 2002
                      (Unaudited) and December 31, 2001                                    3

                 Consolidated Statements of Operations, Three Months
                      Ended March 31, 2002 and 2001 (Unaudited)                            5

                 Consolidated Statements of Cash Flows, Three Months
                      Ended March 31, 2002 and 2001 (Unaudited)                            6

                 Notes to Consolidated Financial Statements                                8

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITIONS AND RESULTS
                      OF OPERATIONS                                                       12

         ITEM 3. QUANTITATIVE AND QUALITATIVE
                      DISCLOSURES ABOUT MARKET RISK                                       19

PART II. OTHER INFORMATION                                                                20

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                          (UNAUDITED)
                                                            MARCH 31,    DECEMBER 31,
                                                              2002           2001
                                                          ------------   ------------
ASSETS

Investments:

     Fixed maturities held-for-investment, at
         amortized cost (market $11,363,450
         in 2002 and $5,821,900 in 2001)                  $ 11,296,922   $  5,569,899
     Fixed maturities available-for-sale, at
         fair value (cost $187,252,613 in
         2002 and $177,324,939 in 2001)                    184,848,654    178,447,347
     Equity securities, at fair value (cost
         $1,274,761 in 2002 and $588,505 in 2001)            1,246,477        568,398
     Mortgage loans on real estate (net of reserve
           of $50,000 in 2002 and 2001)                      1,056,407      1,109,547
     Policy loans                                           20,521,358     19,984,477
     Other long-term investments                             1,009,833      1,016,143
                                                          ------------   ------------
              Total investments                            219,979,651    206,695,811

     Cash                                                    6,741,566      6,793,852
     Accrued investment income                               2,618,702      2,021,469
     Reinsurance recoverable                                 4,089,623      2,450,015
     Deferred policy acquisition costs                      41,242,415     40,596,003
     Other intangible assets                                 2,018,125      1,368,125
     Deferred federal income tax                             3,015,484      3,465,138
     Cost of insurance acquired                             17,646,586      5,150,351
     Excess of cost over net assets acquired                 8,015,911      6,767,244
     Property, plant and equipment                           6,017,690      5,946,806
     Other assets                                              977,680        831,449
                                                          ------------   ------------

              Total assets                                $312,363,433   $282,086,263
                                                          ============   ============


See accompanying notes to consolidated financial statements.         (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
                      MARCH 31, 2002 AND DECEMBER 31, 2001


                                                                                       (UNAUDITED)
                                                                                         MARCH 31,      DECEMBER 31,
                                                                                           2002             2001
                                                                                       -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Future policy benefit reserves                                                    $ 199,158,746    $ 181,801,294
     Dividend accumulations                                                                4,852,001        4,779,329
     Premium deposits                                                                      3,921,953        4,316,149
     Policy claims payable                                                                 5,161,842        2,982,469
     Other policyholders' funds                                                            2,604,052        2,485,461
                                                                                       -------------    -------------
              Total policy liabilities                                                   215,698,594      196,364,702

     Commissions payable                                                                   1,602,212        1,506,700
     Federal income tax payable                                                              677,978          484,430
     Other liabilities                                                                       531,063        1,008,633
                                                                                       -------------    -------------
              Total liabilities                                                          218,509,847      199,364,465

STOCKHOLDERS' EQUITY:
     Common stock:
         Class A, no par value, 50,000,000 shares authorized, 27,700,567 shares issued and outstanding in 2002 and 26,642,938 shares issued and outstanding in 2001, including shares in treasury of 2,225,820 in
              2002 and 2001                                                               91,663,374       79,701,590
         Class B, no par value, 1,000,000 shares authorized, 711,040 shares
              issued and outstanding in 2002 and 2001                                        910,482          910,482
     Retained earnings                                                                     6,777,571        5,274,768
     Accumulated other comprehensive income (loss):
         Unrealized investment gain (loss), net of tax                                    (1,605,280)         727,519
                                                                                       -------------    -------------
                                                                                          97,746,147       86,614,359
     Treasury stock, at cost                                                              (3,892,561)      (3,892,561)
                                                                                       -------------    -------------
              Total stockholders' equity                                                  93,853,586       82,721,798
                                                                                       -------------    -------------

     Total liabilities and stockholders' equity                                        $ 312,363,433    $ 282,086,263
                                                                                       =============    =============



See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------

                                                                             2002            2001
                                                                         ------------    ------------
REVENUES:
Premiums                                                                 $ 12,074,618    $ 12,049,115
Annuity and universal life considerations                                      73,539          59,218
Net investment income                                                       3,454,512       3,308,238
Realized gains (losses)                                                        36,902         (62,629)
Other income                                                                  129,178         127,839
                                                                         ------------    ------------
               Total revenues                                              15,768,749      15,481,781

BENEFITS AND EXPENSES:
Insurance benefits paid or provided:
     Increase in future policy benefit reserves                             1,733,980       1,194,962
     Policyholders' dividends                                                 709,446         597,714
     Claims and surrenders                                                  6,077,929       7,177,997
     Annuity expenses                                                          72,437          55,658
                                                                         ------------    ------------
               Total insurance benefits paid or provided                    8,593,792       9,026,331

Commissions                                                                 2,976,825       2,696,967
Other underwriting, acquisition and insurance expenses                      2,661,403       2,550,543
Capitalization of deferred policy acquisition costs                        (2,473,566)     (2,186,888)
Amortization of deferred policy acquisition costs                           1,827,154       2,196,257
Amortization of cost of insurance acquired, excess of cost over
     net assets acquired and other intangibles                                124,507         486,395
                                                                         ------------    ------------

               Total benefits and expenses                                 13,710,115      14,769,605
                                                                         ------------    ------------

     Income before Federal income tax                                       2,058,634         712,176

Federal income tax expense                                                    555,831         190,000
                                                                         ------------    ------------

NET INCOME                                                               $  1,502,803    $    522,176
                                                                         ============    ============

PER SHARE AMOUNTS:
     BASIC AND DILUTED EARNINGS PER SHARE OF
        COMMON STOCK                                                     $       0.06    $       0.02
                                                                         ============    ============
     WEIGHTED AVERAGE SHARES OUTSTANDING                                   25,280,927      25,128,158
                                                                         ============    ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                  2002            2001
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $  1,502,803    $    522,176
     Adjustments to reconcile net gain to net cash provided by (used
         in) operating activities:
              Realized (gains) losses on sale of investments and
                  other assets                                                     (36,902)         62,629
              Net deferred policy acquisition costs                               (646,412)          9,369
              Amortization of cost of insurance
                  acquired, excess cost over
                  net assets acquired and other intangibles                        124,507         486,395
              Depreciation                                                         166,127         150,278
      Change in:
              Accrued investment income                                           (495,773)        240,678
              Reinsurance recoverable                                           (1,448,353)       (376,887)
              Future policy benefit reserves                                     1,700,756       1,079,914
              Other policy liabilities                                            (387,148)         (3,222)
              Deferred federal income tax                                         (199,755)        190,000
              Federal income tax                                                   206,013              --
              Commissions payable and other liabilities                           (833,744)       (298,913)
              Other, net                                                            51,089        (277,177)
                                                                              ------------    ------------
                  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (296,792)      1,785,240

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of fixed maturities, available-for-sale                                2,239,875       4,057,416
     Sale of equity securities, available-for-sale                                  11,451              --
     Maturity of fixed maturities, available-for-sale                            1,777,592      13,734,756
     Purchase of fixed maturities, available-for-sale                           (5,975,662)    (18,025,836)
     Principal payments on mortgage loans                                           53,140          24,545
     Sale of other long-term investments and property, plant and
         equipment                                                                   3,000           1,296





See accompanying notes to consolidated financial statements.         (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                  2002             2001
                                                                              -----------      -----------
     Cash from acquisition                                                    $ 2,882,353      $        --
     Decrease (increase) in policy loans, net                                    (524,563)         365,740
     Purchase of other long-term investments and property, plant and
         equipment                                                               (222,680)        (101,781)
                                                                              -----------      -----------

                  NET CASH PROVIDED BY INVESTING ACTIVITIES                       244,506           56,136
                                                                              -----------      -----------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                  (52,286)       1,841,376

     Cash and cash equivalents at beginning of period                           6,793,852        4,064,035
                                                                              -----------      -----------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 6,741,566      $ 5,905,411
                                                                              ===========      ===========
Supplemental:

      Cash paid during the period for
            Income taxes                                                      $   562,038      $        --
                                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In the first quarter of 2002, the Company issued 752,701 Class A common shares to purchase all the capital stock of Combined Underwriters Life Insurance Company and issued 304,928 Class A common shares to purchase all the capital stock of Lifeline Underwriters Life Insurance Company. In conjunction with the acquisitions, cash and cash equivalents were provided by acquisitions as follows:

                                                    2002
                                                ------------
Fair value of capital stock issued              $ 11,961,784
Fair value of tangible assets acquired
    excluding cash and cash equivalents          (14,883,146)
Fair value of intangible assets acquired         (14,519,409)
Liabilities assumed                               20,323,124
                                                ------------
Cash and cash equivalents provided by
     mergers and acquisitions                   $  2,882,353
                                                ============

Issuance of 1,057,629 Class A shares            $ 11,961,784
                                                ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

                                   (UNAUDITED)

(1)      FINANCIAL STATEMENTS

         The interim consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977, and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Central Investors Life Insurance Company of Illinois (CILIC), First Investors Group, Inc. (Investors), Excalibur Insurance Corporation (Excalibur), Combined Underwriters Life Insurance Company (Combined) and Lifeline Underwriters Life Insurance Company (Lifeline). Citizens and its consolidated subsidiaries are collectively referred to as "the Company."

         The statement of financial position for March 31, 2002, the statements of operations for the three-month periods ended March 31, 2002 and 2001, and the statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2002 and for comparative periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

(2)      ACQUISITION

         On March 19, 2002, Citizens consummated the acquisitions of Combined and Lifeline. Pursuant to the terms of the agreements, which were approved by Combined's and Lifeline's shareholders and regulatory authorities, Citizens issued approximately 753,000 shares of its Class A Common Stock to acquire Combined and approximately 305,000 shares of its Class A Common Stock to acquire Lifeline. The aggregate market value of the consideration was approximately $12.0 million. The transactions were accounted for as purchases. The excess of cost over net assets acquired amounted to approximately $1.3 million.

(3)      SEGMENT INFORMATION

         The Company has two reportable segments identified by geographic area: international business and domestic business. International business, consisting of ordinary whole-life business, is sold throughout Central and South America. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars, paid in the U.S. Domestic business, consisting of traditional life and burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies, is sold throughout the southern U.S. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on U.S. GAAP income before federal income taxes for its two reportable segments.

         Geographic Areas - The following summary represents financial data of the Company's continuing operations based on their location for the quarter ended March 31, 2002 and 2001.

                                     2002          2001
                                 -----------   -----------
REVENUES
 Domestic                        $ 2,795,517   $ 3,270,239
 International                    12,973,232    12,211,542
                                 -----------   -----------
       Total Revenues            $15,768,749   $15,481,781
                                 ===========   ===========

         The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company's reportable segments as of and for the quarters ended March 31, 2002 and 2001, is as follows:

QUARTER ENDED MARCH 31                                                       2002            2001
----------------------                                                   ------------    ------------
       Revenue, excluding net investment income and realized gain
       (losses) on investments:
          Domestic                                                       $  2,176,601    $  2,584,664
          International                                                    10,100,734       9,651,508
                                                                         ------------    ------------
       Total consolidated revenue, excluding net investment
       income and realized gain (losses) on investments
                                                                         $ 12,277,335    $ 12,236,172
                                                                         ============    ============
       Net investment income:
          Domestic                                                       $    612,375    $    698,804
          International                                                     2,842,137       2,609,434
                                                                         ------------    ------------
       Total consolidated net investment income                          $  3,454,512    $  3,308,238
                                                                         ============    ============
       Amortization expense:
          Domestic                                                       $    344,889    $    587,615
          International                                                     1,606,772       2,095,037
                                                                         ------------    ------------
       Total consolidated amortization expense                           $  1,951,661    $  2,682,652
                                                                         ============    ============
       Realized gain (loss) on investments:
          Domestic                                                       $      6,542    $    (13,229)
          International                                                        30,360         (49,400)
                                                                         ------------    ------------
       Total consolidated realized gain (loss)                           $     36,902    $    (62,629)
                                                                         ============    ============
       Income (loss) before federal income tax:
          Domestic                                                       $    582,382    $    (35,173)
          International                                                     1,476,252         747,349
                                                                         ------------    ------------
       Total consolidated income before
           federal income tax                                            $  2,058,634    $    712,176
                                                                         ============    ============

                       MARCH 31, 2002   DECEMBER 31, 2001
                       --------------   -----------------
Assets:
   Domestic            $  113,387,926   $      93,652,639
   International          198,975,507         188,433,624
                       --------------   -----------------
Total                  $  312,363,433   $     282,086,263
                       ==============   =================

         Major categories of premiums are summarized as follows:

                                 THREE MONTHS ENDED   THREE MONTHS ENDED
                                   MARCH 31, 2002       MARCH 31, 2001
                                 ------------------   ------------------
Premiums:
   Ordinary life                 $       10,777,784   $       10,578,141
   Group life                               133,363               23,772
   Accident and health                    1,163,471            1,447,202
                                 ------------------   ------------------
Total premiums                   $       12,074,618   $       12,049,115
                                 ==================   ==================


(4)      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         For the three months ended March 31, 2002 and 2001, the other comprehensive income (loss) amounts included in total comprehensive income (loss) consisted of unrealized gains (losses) on investments in fixed maturities and equity securities available-for-sale of $(2,332,799) and $1,490,740, respectively, net of tax. Total comprehensive income (loss) for the three months ended March 31, 2002 and 2001, was $(829,996) and $2,012,916, respectively.

(5)      EARNINGS PER SHARE

         Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the three months ended March 31, 2002 and 2001 were 25,280,927 and 25,128,158, respectively.

(6)      ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under the guidelines of SFAS No. 142, excess of cost over net assets acquired (goodwill) amounting to $8,015,911 and other intangible assets amounting to $2,018,125 as of March 31, 2002 were determined to have an indefinite useful life and will no longer be amortized. Instead goodwill and other intangible assets will be subjected to annual impairment analyses under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Prior to the adoption of SFAS No. 142, the amortization of goodwill and other intangible assets for the three months ended March 31, 2001 was $241,405. Had SFAS No. 142 been adopted for the three months ended March 31, 2001, pro forma net income would approximate $679,000 or $0.03 per share.

                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS

Certain statements contained in this Form 10-Q are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"), including, without limitation, the italicized statements and the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", "may", "will" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

On November 20, 2001, Citizens announced agreements to acquire all outstanding shares of Combined Underwriters Life Insurance Company (Combined) and Lifeline Underwriters Life Insurance Company (Lifeline) for shares of Citizens Class A Common stock. The agreement was approved by shareholders of Combined and Lifeline and insurance regulatory authorities in Texas in March, 2002. The exchange was based upon a market value of $8.64 per share for Combined and $5.00 per share for Lifeline. The price for Citizens shares of $11.479 was based upon its average closing price for the 20-days preceding closing, which occurred on March 19, 2002. The total aggregate consideration issued by Citizens amounted to approximately 1.1 million shares of Class A common stock.

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

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Net income for the three months ended March 31, 2002 was $1,502,803 or $0.06 per share, compared to net income of $522,176, or $0.02 per share, for the same period in 2001. SFAS No. 142 was adopted on January 1, 2002 which changed the accounting for goodwill and intangibles. Had SFAS No. 142 been adopted for the three months ended March 31, 2001, pro forma net income would approximate $679,000 or $0.03 per share. Increased production of new business coupled with improved persistency and decreased accident and health claims contributed to the increased earnings for the three months ended March 31, 2002.

Total revenues increased 1.9% in 2002 to $15,768,749 compared to the first three months of 2001 when revenues were $15,481,781. The first quarter 2002 increase in revenues compared to first quarter 2001 was related to a 20.6% increase in new life sales (measured in issued and paid, annualized premium) and a 4.4% increase in net investment income that offset a 19.6% decrease in accident and health premiums from $1,447,202 in first quarter 2001 to $1,163,471 in first quarter 2002.

Premium income for the first three months of 2002 was $12,074,618 compared to $12,049,115 for the same period in 2001. The 2002 increase is comprised of a $309,234 increase in life premiums and a $283,731 decrease in accident and health premiums. Management's implementation of significant rate increases in supplemental non-cancelable accident and health products due to increased loss ratios contributed to the decrease in accident and health premiums.

Production of new life insurance premiums by the associates of CICA, measured in issued and paid, annualized premiums, increased 20.6% in 2002. Management believes that new sales will achieve a measurable increase during 2002. In addition, management instituted a domestic ordinary life sales program in late 2000. This program, coupled with the marketing activities of Combined and Lifeline should, in the opinion of management, enhance 2002 revenues.

Net investment income increased 4.4% for the three months ended March 31, 2002, amounting to $3,454,512 compared to $3,308,238 for the first three months of 2001. This increase reflects continued expansion of the Company's asset base. In 2001, management shifted the mix of the portfolio to place less emphasis on government guaranteed mortgage pass-through instruments and more emphasis on investments in callable instruments issued by U.S. government agencies.

Policyholder dividends increased to $709,446 during the first three months of 2002, up 18.7% over dividends of $597,714 during the same period of 2001. Virtually all of CICA's policies that have been sold since 1984 are participating. Participating policies represent, approximately 54% of the Company's business in-force, although the percentage of participating business has declined due to acquisitions in recent years. Management expects continued growth in participating policies because CICA will continue to focus on sales of participating products internationally.

Claims and surrenders expense decreased 15.3% from $7,177,997 for the three months ended March 31, 2001 to $6,077,929 for the same period in 2002. Death claims increased slightly from $1,458,099 in the first quarter of 2001 to $1,490,036 in the first quarter of 2002. Surrender expense decreased 26.1% from $3,675,115 in the first quarter of 2001 to $2,716,681 in the first quarter of 2002. Improving persistency on the Company's book of international whole life insurance business was the primary reason for the decreased surrender activity. Endowments increased from $1,144,777 in the first quarter of 2001 to $1,179,486 in the first quarter of 2002. Like policy dividends, endowments are factored into the premiums and as such the increase should have no adverse impact on profitability. Accident and health benefits were $623,989 for the first three months of 2002 compared to $807,989 for the same period of 2001. This decrease in accident and health benefits is directly related to policyholders electing to cancel their policies due to the significant rate increases implemented over the past two years.

The remaining components of claims and surrenders amounted to $67,737 for the first quarter of 2002, compared to $92,017 for the first quarter of 2001. These are made up of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits.

Underwriting, acquisition and insurance expenses increased from $2,550,543 in the first quarter of 2001 to $2,661,403 for the same period in 2002, an increase of 4.3%. The increase is attributed to the start-up costs of the domestic marketing program and merger and acquisition activities.

Deferred policy acquisition costs capitalized in the first quarter of 2002 were $2,473,566 compared to $2,186,888 for the same period of the previous year. Amortization of these costs was $1,827,154 for the first quarter of 2002 compared to $2,196,257 for the same period of 2001. Amortization of cost of insurance acquired, excess of cost over net assets acquired ("goodwill") and other intangible assets decreased to $124,507 during the first three months of 2002 from $486,395 for the same period in 2001. The decrease relates to the Company's adoption of the new Financial Accounting Standards Board's (FASB) accounting rule where amortization of goodwill and other intangibles ceased since management determined that these intangibles have an indefinite life. The Company's analysis of goodwill and other intangibles indicated that there was no impairment as of March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders' equity increased to $93,853,586 at March 31, 2002 from $82,721,798 at December 31, 2001. The increase was attributable to $11,961,784 of Class A common stock issued for the acquisition of Combined and Lifeline, net income of $1,502,803 earned during the first quarter of 2002 and unrealized losses as of March 31, 2002 of $1,605,280, net of tax. Decreases in the market value of the Company's available-for-sale bond portfolio caused by lower bond prices resulted in the change in unrealized gains, net of tax.

Invested assets increased from $206,695,811 at December 31, 2001 to $219,979,651 at March 31, 2002. The acquisitions described above were the primary reason for the increase. At March 31, 2002 and December 31, 2001, fixed maturities have been categorized into two classifications: Fixed maturities held-to-maturity, which were valued at amortized cost, and fixed maturities available-for-sale which were valued at fair value. Fixed maturities available-for-sale and fixed maturities held-to-maturity were 84.0% and 5.1%, respectively, of invested assets at March 31, 2002. Fixed maturities held-to-maturity, amounting to $11,296,922, consist primarily of U.S. Treasury and U.S. government agency securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

The Company's mortgage loan portfolio, which constituted 0.5% of invested assets at December 31, 2001 and March 31, 2002, has historically been composed primarily of seasoned small residential loans in Texas. Management established a reserve of $50,000 at March 31, 2002 and December 31, 2001 (approximately 5% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio. At March 31, 2002, no loans were past due more than ninety days.

Policy loans comprised 9.3% of invested assets at March 31, 2002. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, J.P. Morgan Chase, Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation coverage at March 31, 2002 and December 31, 2001. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. Management does not believe the Company is at risk for such a loss.

CICA owned 2,085,244 shares of Citizens Class A common stock at March 31, 2002 and December 31, 2001. In the Citizens consolidated financial statements, the shares of Citizens Class A common stock owned by CICA are combined with the other treasury shares and the aggregate treasury shares are reported at cost in conformity with U.S. GAAP. The Statutory Accounting Practices for these shares prescribed by the National Association of Insurance Commissioners (NAIC) and the State of Colorado are not applicable to the U.S. GAAP consolidated financial statements of Citizens. Those Statutory Accounting Practices are only followed with respect to filings made in accordance with the rules and regulations of the various state insurance departments and the NAIC and require that CICA carry its investment in Citizens shares at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets.

The NAIC has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 2001 and March 31, 2002, all life insurance subsidiaries were above required minimum levels.

The Board of Directors of the Company declared a 15% stock dividend payable June 1, 2002 to holders of record as of May 1, 2002. This dividend will result in the issuance of approximately 4.2 million shares.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," (SFAS No.
141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specified criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and adopted the provisions of SFAS No. 142 as of January 1, 2002.

At adoption of SFAS No. 142 on January 1, 2002, the Company evaluated its existing intangible assets and goodwill that were acquired in purchase business combinations and made necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company's analysis determined that all intangible assets had an indefinite useful life. The Company tested the intangible assets for impairment in accordance with the provisions of SFAS No. 142 during the first quarter of 2002. The Company's analysis determined that no intangible assets were impaired.

The Company performed an assessment of whether there was indication that goodwill was impaired as of January 1, 2002. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The fair value of the reporting units exceeded the carrying amount, and the Company concluded that no goodwill was impaired. This same analysis was performed with respect to the intangible assets and goodwill recognized in the acquisition of Combined and Lifeline. That analysis concluded that there was no goodwill or intangible asset impairment as of March 31, 2002.

As of January 1, 2002, the Company had unamortized goodwill in the amount of $6,767,244 and unamortized identifiable intangible assets in the amount of $1,368,125. Amortization expense related to goodwill was $164,605 for the quarter ended March 31, 2001. In addition, the amortization expense related to intangible assets was $76,800 for the quarter ended March 31, 2001.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 superseded and amended SFAS No. 121 and relevant portions of SFAS No. 30. SFAS No. 144 was adopted on January 1, 2002. SFAS No. 144 did not have a material effect on the financial position, results of operation or liquidity of the Company.

In April 2002, the FASB issued SFAS No. 145, "Recision of FASB Statements
No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 will affect income statement classification of gains and losses from extinguishment of debt and make certain other technical corrections. Based on current operations, the Company does not anticipate that SFAS No. 145 will have a material effect on the financial position, results of operations or liquidity of the Company.

                                     ITEM 3

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The unrealized gains (losses) that could be caused by decreases and increases in the interest rates of 100, 200 and 300 basis points, respectively, on the Company's available-for-sale fixed maturities is as follows at March 31, 2002:


                  DECREASES IN INTEREST RATES                           INCREASES IN INTEREST RATES
         ----------------------------------------------     ----------------------------------------------------
            300 BASIS        200 BASIS      100 BASIS        100 BASIS        200 BASIS           300 BASIS
              POINTS           POINTS        POINTS            POINTS           POINTS             POINTS
           -----------      ------------   ----------      -------------     ------------       ------------
           $14,439,000      $  9,776,000   $5,387,000      $ (17,528,000)    $(29,161,000)      $(39,548,000)
           ===========      ============   ==========      =============     =============      ============


At March 31, 2002 and December 31, 2001, there were no fixed maturities or other investments that the Company classified as trading instruments. At March 31, 2002 and December 31, 2001, there were no investments in derivative instruments.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is from time to time involved in litigation which is incidental to its business. Other than as set forth below, the Company is not a party to any material legal proceedings.

         The Company and certain of its officers are defendants in a lawsuit filed in 1999 styled Delia Bolanos Andrade, et. al. v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Cause Number 99-09099, Travis County, Texas. The suit alleges that life insurance policies sold to certain non-U.S. residents are unregistered securities in violation of the Texas Blue Sky laws. The suit seeks class action status naming a class of all persons who made premium payments who are not residents of the United States as potential members of the class. Defendants have filed an answering motion denying that the case is properly certifiable as a claim action. In April 2002, hearings on the class certification issue were held and the Company is awaiting a ruling. The Company believes the lawsuit is without merit and plans a vigorous defense, although no outcome can be assured.

ITEM 2   CHANGES IN SECURITIES

         On March 27, 2002, the Company's Board of Directors declared a 15% Class A and Class B common stock dividend, payable on June 1, 2002 to holders of record as of May 1, 2002.

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

                                 CITIZENS, INC.



                                 By: /s/ Mark A. Oliver
                                    ------------------------------------
                                     Mark A. Oliver, FLMI
                                     President

                                 By: /s/ Jeffrey J. Wood
                                    -----------------------
                                     Jeffrey J. Wood, CPA
                                     Executive Vice President,
                                     Secretary/Treasurer and CFO



Date:  May 14, 2002