Form 10-Q
period 2002-06-30
CITIZENS INC
filed 2002-08-14
CIK 24090

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended    JUNE 30, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission File Number:   1-13004
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

         As of June 30, 2002, Registrant had 29,303,287 shares of Class A common stock, No Par Value, outstanding and 817,696 shares of Class B common stock, No Par Value, outstanding.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
PART I.        FINANCIAL INFORMATION

               ITEM 1.      FINANCIAL STATEMENTS

                            Consolidated Statements of Financial Position, June 30, 2002
                                 (Unaudited) and December 31, 2001                                    3

                            Consolidated Statements of Operations, Three Months
                                 Ended June 30, 2002 and 2001 (Unaudited)                             5

                            Consolidated Statements of Operations, Six Months
                                 Ended June 30, 2002 and 2001 (Unaudited)                             6

                            Consolidated Statements of Cash Flows, Six Months
                                 Ended June 30, 2002 and 2001 (Unaudited)                             7

                            Notes to Consolidated Financial Statements                                9

               ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 OF FINANCIAL CONDITIONS AND RESULTS
                                 OF OPERATIONS                                                       13

               ITEM 3.      QUANTITATIVE AND QUALITATIVE
                                 DISCLOSURES ABOUT MARKET RISK                                       22

PART II.       OTHER INFORMATION                                                                     23

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                                       (UNAUDITED)
                                                         JUNE 30,        DECEMBER 31,
                                                           2002             2001
                                                       ------------     ------------
ASSETS

Investments:

     Fixed maturities held-for-investment, at
         amortized cost (market $11,766,300
         in 2002 and $5,821,900 in 2001)               $ 11,340,017     $  5,569,899
     Fixed maturities available-for-sale, at
         fair value (cost $183,930,385 in
         2002 and $177,324,939 in 2001)                 185,542,899      178,447,347
     Equity securities, at fair value (cost
         $716,516 in 2002 and $588,505 in 2001)             699,846          568,398
     Mortgage loans on real estate (net of reserve
           of $50,000 in 2002 and 2001)                     689,097        1,109,547
     Policy loans                                        20,859,126       19,984,477
     Other long-term investments                          1,005,326        1,016,143
                                                       ------------     ------------
              Total investments                         220,136,311      206,695,811

     Cash                                                14,487,123        6,793,852
     Accrued investment income                            2,183,148        2,021,469
     Reinsurance recoverable                              3,113,879        2,450,015
     Deferred policy acquisition costs                   42,438,900       40,596,003
     Other intangible assets                              2,018,125        1,368,125
     Deferred federal income tax                          1,920,175        3,465,138
     Federal income tax recoverable                         129,265               --
     Cost of insurance acquired                          15,930,611        5,150,351
     Excess of cost over net assets acquired              9,688,669        6,767,244
     Property, plant and equipment                        5,949,431        5,946,806
     Other assets                                         1,386,471          831,449
                                                       ------------     ------------
              Total assets                             $319,382,108     $282,086,263
                                                       ============     ============

See accompanying notes to consolidated financial statements.        (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
                       JUNE 30, 2002 AND DECEMBER 31, 2001


                                                             (UNAUDITED)
                                                               JUNE 30,          DECEMBER 31,
                                                                 2002                2001
                                                            --------------      --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Future policy benefit reserves                         $  202,343,532      $  181,801,294
     Dividend accumulations                                      4,819,196           4,779,329
     Premium deposits                                            3,985,164           4,316,149
     Policy claims payable                                       5,093,270           2,982,469
     Other policyholders' funds                                  2,787,209           2,485,461
                                                            --------------      --------------
              Total policy liabilities                         219,028,371         196,364,702

     Commissions payable                                         1,385,363           1,506,700
     Federal income tax payable                                         --             484,430
     Other liabilities                                           1,282,350           1,008,633
                                                            --------------      --------------
              Total liabilities                                221,696,084         199,364,465

STOCKHOLDERS' EQUITY:
     Common stock:
         Class A, no par value, 50,000,000 shares
              authorized, 31,862,980 shares issued
              and outstanding in 2002 and 26,642,938
              shares issued and outstanding in 2001,
              including shares in treasury of 2,559,693
              in 2002 and 2,225,820 in 2001
                                                               129,125,099          79,701,590
         Class B, no par value, 1,000,000 shares
              authorized, 817,696 shares issued and
              outstanding in 2002 and 711,040 in 2001            1,870,389             910,482
     Retained earnings (deficit)                               (27,465,300)          5,274,768
     Accumulated other comprehensive income (loss):
         Unrealized investment gain, net of tax                  1,053,257             727,519
                                                            --------------      --------------
                                                               104,583,445          86,614,359
     Treasury stock, at cost                                    (6,897,421)         (3,892,561)
                                                            --------------      --------------
              Total stockholders' equity                        97,686,024          82,721,798
                                                            --------------      --------------
     Total liabilities and stockholders' equity             $  319,382,108      $  282,086,263
                                                            ==============      ==============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED JUNE 30,
                                                                    ------------------------------
                                                                        2002              2001
                                                                    ------------      ------------
REVENUES:
Premiums                                                            $ 17,415,565      $ 12,878,266
Annuity and universal life considerations                                 75,438            52,447
Net investment income                                                  3,602,721         3,312,720
Realized gains                                                            93,934             1,041
Other income                                                             109,334           109,275
                                                                    ------------      ------------
               Total revenues                                         21,296,992        16,353,749

BENEFITS AND EXPENSES:
Insurance benefits paid or provided:
     Increase in future policy benefit reserves                        1,596,119         2,124,062
     Policyholders' dividends                                            858,469           798,039
     Claims and surrenders                                            10,265,200         6,983,040
     Annuity expenses                                                     66,639            58,427
                                                                    ------------      ------------
               Total insurance benefits paid or provided              12,786,427         9,963,568

Commissions                                                            4,153,711         3,273,019
Other underwriting, acquisition and insurance expenses                 3,515,998         2,814,477
Capitalization of deferred policy acquisition costs                   (3,457,659)       (2,717,361)
Amortization of deferred policy acquisition costs                      2,261,174         1,927,793
Amortization of cost of insurance acquired, excess of cost over
     net assets acquired and other intangibles                           664,050           356,241
                                                                    ------------      ------------
               Total benefits and expenses                            19,923,701        15,617,737
                                                                    ------------      ------------
     Income before Federal income tax                                  1,373,291           736,012

Federal income tax expense                                               199,390           155,000
                                                                    ------------      ------------
NET INCOME                                                          $  1,173,901      $    581,012
                                                                    ============      ============

PER SHARE AMOUNTS:
     BASIC AND DILUTED EARNINGS PER SHARE OF
        COMMON STOCK                                                $       0.04      $       0.02
                                                                    ============      ============
     WEIGHTED AVERAGE SHARES OUTSTANDING                              30,120,983        28,897,382
                                                                    ============      ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                    ------------------------------
                                                                        2002              2001
                                                                    ------------      ------------
REVENUES:
Premiums                                                            $ 29,490,183      $ 24,927,381
Annuity and universal life considerations                                148,977           111,665
Net investment income                                                  7,057,233         6,620,958
Realized gains (losses)                                                  130,836           (61,588)
Other income                                                             238,512           237,114
                                                                    ------------      ------------
               Total revenues                                         37,065,741        31,835,530

BENEFITS AND EXPENSES:
Insurance benefits paid or provided:
     Increase in future policy benefit reserves                        3,330,099         3,319,024
     Policyholders' dividends                                          1,567,915         1,395,753
     Claims and surrenders                                            16,343,129        14,161,037
     Annuity expenses                                                    139,076           114,085
                                                                    ------------      ------------
               Total insurance benefits paid or provided              21,380,219        18,989,899

Commissions                                                            7,130,536         5,969,986
Other underwriting, acquisition and insurance expenses                 6,177,401         5,365,020
Capitalization of deferred policy acquisition costs                   (5,931,225)       (4,904,249)
Amortization of deferred policy acquisition costs                      4,088,328         4,124,050
Amortization of cost of insurance acquired, excess of cost over
     net assets acquired and other intangibles                           788,557           842,636
                                                                    ------------      ------------
               Total benefits and expenses                            33,633,816        30,387,342
                                                                    ------------      ------------
     Income before Federal income tax                                  3,431,925         1,448,188

Federal income tax expense                                               755,221           345,000
                                                                    ------------      ------------
NET INCOME                                                          $  2,676,704      $  1,103,188
                                                                    ============      ============
PER SHARE AMOUNTS:
     BASIC AND DILUTED EARNINGS PER SHARE OF
        COMMON STOCK                                                $       0.09      $       0.04
                                                                    ============      ============
     WEIGHTED AVERAGE SHARES OUTSTANDING                              29,600,689        28,897,382
                                                                    ============      ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                     ------------------------------
                                                                         2002              2001
                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $  2,676,704      $  1,103,188
     Adjustments to reconcile net gain to net cash provided by
         operating activities:
              Realized (gains) losses on sale of investments and
                  other assets                                           (130,836)           61,588
              Net deferred policy acquisition costs                    (1,842,897)         (780,199)
              Amortization of cost of insurance
                  acquired, excess cost over
                  net assets acquired and other intangibles               788,557           842,636
                 Depreciation                                             342,562           327,945
      Change in:
              Accrued investment income                                   (60,219)         (147,780)
              Reinsurance recoverable                                    (472,609)         (560,534)
              Future policy benefit reserves                            3,402,981         3,266,687
              Other policy liabilities                                   (242,157)          639,584
              Deferred federal income tax                                 387,730           233,117
              Federal income tax                                         (601,230)          104,283
              Commissions payable and other liabilities                  (299,306)         (151,197)
              Other, net                                                 (361,523)          (59,309)
                                                                     ------------      ------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES             3,587,757         4,880,009

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of fixed maturities, available-for-sale                       2,239,875         3,997,250
     Sale of equity securities, available-for-sale                        582,515                --
     Maturity of fixed maturities, available-for-sale                  24,188,822        29,665,499
     Purchase of fixed maturities, available-for-sale                 (25,022,911)      (36,770,769)
     Principal payments on mortgage loans                                 420,450            49,822
     Sale of other long-term investments and property, plant and
         equipment                                                          3,000            21,750

See accompanying notes to consolidated financial statements.        (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                          ------------------------------
                                                                              2002              2001
                                                                          ------------      ------------
     Cash from acquisition                                                $  2,882,353      $         --
     Decrease (increase) in policy loans, net                                 (862,331)          972,691
     Purchase of other long-term investments and property, plant and
         equipment                                                            (326,259)       (1,212,734)
                                                                          ------------      ------------

                  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        4,105,514        (3,276,491)
                                                                          ------------      ------------
      NET INCREASE IN CASH AND CASH EQUIVALENTS                              7,693,271         1,603,518

     Cash and cash equivalents at beginning of period                        6,793,852         4,064,035
                                                                          ------------      ------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 14,487,123      $  5,667,553
                                                                          ============      ============
Supplemental:

      Cash paid during the period for
            Income taxes                                                  $    981,186      $      7,600
                                                                          ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In the first quarter of 2002, the Company issued 752,701 Class A common shares to purchase all the capital stock of Combined Underwriters Life Insurance Company and issued 304,928 Class A common shares to purchase all the capital stock of Lifeline Underwriters Life Insurance Company. In conjunction with the acquisitions, cash and cash equivalents were provided by acquisitions as follows:

                                                                      2002
                                                                 ------------
Fair value of capital stock issued                               $ 11,961,784
Fair value of tangible assets acquired
    excluding cash and cash equivalents                           (14,883,146)
Fair value of intangible assets acquired                          (15,140,242)
Liabilities assumed                                                20,943,957
                                                                 ------------
Cash and cash equivalents provided by
     mergers and acquisitions                                    $  2,882,353
                                                                 ============

Issuance of 1,057,629 Class A shares                             $ 11,961,784
                                                                 ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

       The statement of financial position for June 30, 2002, the statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001, and the statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2002 and for comparative periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

(2)    ACQUISITION

       On March 19, 2002, Citizens consummated the acquisition of Combined and Lifeline. Pursuant to the terms of the agreements, which were approved by Combined's and Lifeline's shareholders and regulatory authorities, Citizens issued approximately 753,000 shares of its Class A Common Stock to acquire Combined and approximately 305,000 shares of its Class A Common Stock to acquire Lifeline. The aggregate market value of the consideration was approximately $12.0 million. The transactions were accounted for as purchases. The excess of cost over net assets acquired amounted to approximately $2.9 million.

(3)    SEGMENT INFORMATION

       The Company has two reportable segments identified by geographic area: international business and domestic business. International business, consisting of ordinary whole-life business, is offered worldwide. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars, paid in the U.S. Domestic business, consisting of traditional life and burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies, is sold throughout the southern U.S. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on U.S. GAAP income before federal income taxes for its two reportable segments.

       Geographic Areas - The following summary represents financial data of the Company's continuing operations based on their location for the six months ended June 30, 2002 and 2001.

                                                      2002             2001
                                                  ------------      ------------
             REVENUES
              Domestic                            $ 10,008,427      $  6,245,912
              International                         27,057,314        25,589,618
                                                  ------------      ------------
                    Total Revenues                $ 37,065,741      $ 31,835,530
                                                  ============      ============

       The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company's reportable segments as of and for the six months ended June 30, 2002 and 2001, is as follows:

             SIX MONTHS ENDED JUNE 30                                            2002             2001
             ------------------------                                        ------------     ------------
                    Revenue, excluding net investment income
                    and realized gain (losses) on investments:
                       Domestic                                              $  8,067,517     $  4,959,009
                       International                                           21,810,155       20,317,151
                                                                             ------------     ------------
                    Total consolidated revenue, excluding net investment
                    income and realized gain (losses) on investments         $ 29,877,672     $ 25,276,160
                                                                             ============     ============
                    Net investment income:
                       Domestic                                              $  1,905,582     $  1,298,986
                       International                                            5,151,651        5,321,972
                                                                             ------------     ------------
                    Total consolidated net investment income                 $  7,057,233     $  6,620,958
                                                                             ============     ============
                    Amortization expense:
                       Domestic                                              $  1,314,570     $    999,656
                       International                                            3,562,315        3,967,030
                                                                             ------------     ------------
                    Total consolidated amortization expense                  $  4,876,885     $  4,996,686
                                                                             ============     ============
                    Realized gain (loss) on investments:
                       Domestic                                              $     35,328     $    (12,083)
                       International                                               95,508          (49,505)
                                                                             ------------     ------------
                       Total consolidated realized gain (loss)               $    130,836     $    (61,588)
                                                                             ============     ============
                    Income before federal income tax:
                       Domestic                                              $  1,565,716     $    305,617
                       International                                            1,866,209        1,142,571
                                                                             ------------     ------------
                    Total consolidated income before
                        federal income tax                                   $  3,431,925     $  1,448,188
                                                                             ============     ============

                                             JUNE 30, 2002    DECEMBER 31, 2001
                                             -------------    -----------------
Assets:
   Domestic                                  $114,977,559        $ 93,652,639
   International                              204,404,549         188,433,624
                                             ------------        ------------
Total                                        $319,382,108        $282,086,263
                                             ============        ============

       Major categories of premiums are summarized as follows:

                                           SIX MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30, 2002       JUNE 30, 2001
                                           ----------------    ----------------
Premiums:
   Ordinary life                             $24,115,652         $22,186,927
   Group life                                    266,726              47,543
   Accident and health                         5,107,805           2,692,911
                                             -----------         -----------
Total premiums                               $29,490,183         $24,927,381
                                             ===========         ===========

(4)    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

       For the three and six months ended June 30, 2002, the other comprehensive income amounts included in total comprehensive income consisted of unrealized gains on investments in fixed maturities and equity securities available-for-sale of $2,658,537 and $325,738, respectively, net of tax and for the same period in 2001 unrealized gains (losses) of $(915,305) and $575,435, respectively. Total comprehensive income for the three and six months ended June 30, 2002 was $3,832,438 and $3,002,442 and for the same period in 2001 total comprehensive income (loss) of $(334,293) and $1,678,623, respectively.

(5)    EARNINGS PER SHARE

       Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the three and six months ended June 30, 2002 was 30,120,983 and 29,600,689, respectively. The weighted average shares outstanding for both the three and six months ended June 30, 2001 was 28,897,382. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 15% stock dividend declared on March 26, 2002, payable on June 1, 2002 to holders of record as of May 1, 2002. The stock dividend resulted in the issuance of 4,162,414 Class A shares (including 333,873 shares in treasury) and 106,656 Class B shares.

(6)    ACCOUNTING PRONOUNCEMENTS

       On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under the guidelines of SFAS No. 142, excess of cost over net assets acquired (goodwill) amounting to $9,688,669 and other intangible assets amounting to $2,018,125 as of June 30, 2002 were determined to have an indefinite useful life and will no longer be amortized. Instead goodwill and other intangible assets will be subjected to annual impairment analyses under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Prior to the adoption of SFAS No. 142, the amortization of goodwill and other intangible assets (primarily state insurance licenses) for the six months ended June 30, 2001 was $308,216 and $153,600, respectively. Had SFAS No. 142 been adopted for the six months ended June 30, 2001, pro forma net income would approximate $1,565,000 or $0.05 per share.

(7)    LEGAL PROCEEDINGS

       The Company is from time to time involved in litigation which is incidental to its business. Other than as set forth below, the Company is not a party to any material legal proceedings.

       On July 31, 2002, class action certification was granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 style Delia Bolanos Andrade, et al v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies sold to certain non-U.S. residents by Citizens Insurance Company of America are securities and were sold in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who made premium payments since August 1996 and assigned policy dividends to a trust for the purchase of Citizens, Inc. Class A common stock. The remedy sought is rescission of the insurance premium payments. An appeal of the class action certification by the district court will be made shortly to the Texas Court of Appeals. Litigation counsel and defendants believe that the district court ruling is significantly in error and that there are substantial grounds for reversal. During the time of the appeal, the district court proceedings will be stayed. In the event the case proceeds to a trial, the defendants intend to defend vigorously against the claims. The Registrant is unable to determine the potential magnitude of the claims in the event of a final class action certification and the plaintiffs prevailing in the substantive action.

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

On March 19, 2002, Citizens acquired all outstanding shares of Combined Underwriters Life Insurance Company (Combined) and Lifeline Underwriters Life Insurance Company (Lifeline), two Texas life Insurers, for shares of Citizens Class A Common stock. The exchange was based upon a market value of $8.64 per share for Combined and $5.00 per share for Lifeline. The price for Citizens shares of $11.479 was based upon its average closing price for the 20-days preceding closing, which occurred on March 19, 2002. The total aggregate consideration issued by Citizens amounted to approximately 1.1 million shares of Class A common stock.

Combined and Lifeline continue to operate from their offices in Tyler, with a combined management team. Management believes that the acquisitions will enhance premium income and total revenue and provide the Company an established domestic marketing program. The marketing operations of these companies will continue to write the supplemental accident and health products that have historically been the foundation of their new business, but will also provide a new division to offer the domestic ordinary life products developed by CICA.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Net income for the six months ended June 30, 2002 was $2,676,704 or $0.09 per share, compared to net income of $1,103,188, or $0.04 per share, for the same period in 2001. The acquistion of Combined and Lifeline increased net income for the six months ended June 30, 2002 by $354,465. SFAS No. 142 was adopted on January 1, 2002 which changed the accounting for goodwill and intangibles. Had SFAS No. 142 been adopted for the six months ended June 30, 2001, pro forma net income would approximate $1,565,000 or $0.05 per share. Increased production of new business coupled with improved persistency and a 6.6% increase in net investment income contributed to the increased earnings for the six months ended June 30, 2002.

Total revenues increased 16.4% in 2002 to $37,065,741 compared to the first six months of 2001 when revenues were $31,835,530. The acquisition of Combined and Lifeline increased 2002 total revenues for the six months ended June 30, 2002 by $3,624,452. The increase in revenues for the first six months of 2002 compared to the same period in 2001 was related to a 16.8% increase in new life sales (measured in issued and paid, annualized premium), a 6.6% increase in net investment income and a 89.7% increase in accident and health premiums.

Premium income for the first six months of 2002 was $29,490,183 compared to $24,927,381 for the same period in 2001. The 2002 increase is comprised of a $2,147,908 increase in life premiums and a $2,414,894 increase in accident and health premiums. The March 19, 2002 acquisition of Combined and Lifeline discussed above increased life premiums by $520,913 and accident and health premiums by $2,968,471, offsetting a $553,577 reduction in the Company's existing book of accident and health premium as a result of previous terminations and rate increases. Management's plan to continue to implement significant rate increases in supplemental non-cancelable accident and health products if loss ratios increase may contribute to future decreases in accident and health premiums.

Production of new life insurance premiums by the associates of CICA, measured in issued and paid, annualized premiums, increased 16.8% in the first six months of 2002. In addition, management instituted a domestic ordinary life sales program in late 2000. This program, coupled with the marketing activities of Combined and Lifeline should, in the opinion of management, enhance 2002 revenues. Based upon historical analysis, Combined and Lifeline are expected to generate approximately $4.0 million of new accident and health and $300,000 of new life premiums during the year.

Net investment income increased 6.6% for the six months ended June 30, 2002, amounting to $7,057,233 compared to $6,620,958 for the first six months of 2001. This increase reflects continued expansion of the Company's asset base that was accelerated by the March 19, 2002 acquisition of Combined and Lifeline. The acquisition increased invested assets by $15.4 million and investment income by $106,879. In 2001, management shifted the mix of the portfolio to place less emphasis on government guaranteed mortgage pass-through instruments and more emphasis on investments in callable instruments issued by U.S. government agencies.

Policyholder dividends increased to $1,576,915 during the first six months of 2002, up 13.0% over dividends of $1,395,753 during the same period of 2001. Virtually all of CICA's policies that have been sold since 1984 are participating. Participating policies represent, approximately 54% of the Company's business in-force, although the percentage of participating business has declined due to acquisitions in recent years. Management expects continued growth in participating policies because CICA will continue to focus on participating products internationally.

Claims and surrenders expense increased 15.4% from $14,161,037 for the six months ended June 30, 2001 to $16,343,129 for the same period in 2002. Management believes that the primary reason for the increases was the acquisition of Combined and Lifeline. Death claims increased 23.9% from $2,800,552 for the first six months of 2001 to $3,471,273 for the first six months of 2002 due to increases in claim volume and average claim amount, as well as the impact of the 2002 acquisitions. Combined and Lifeline increased such expenses by approximately $276,000. After review of the incurred claims, management does not believe the increase reflects a negative trend in the overall mortality of the Company's life business but rather, an aberration in the historical experience. Surrender expense decreased 3.8% from $7,235,300 for the first six months of 2001 to $6,963,391 for the first six months of 2002. Improving persistency on the Company's book of international whole life insurance business was the primary reason for the decreased surrender activity. Endowments increased 8.1% from $2,409,634 for the first six months of 2001 to $2,605,125 for the first six months of 2002. Like policy dividends, endowments are factored into the premiums and as such the increase should have no adverse impact on profitability. Accident and health benefits were $3,140,940 for the first six months of 2002 compared to $1,529,850 for the same period of 2001. This increase in accident and health benefits is directly related to the acquisition of Combined and Lifeline discussed above, which generated $1,875,199 in claims, offsetting a $264,109 reduction in the Company's existing book of accident and health business.

The remaining components of claims and surrenders amounted to $162,400 for the first six months of 2002, compared to $185,701 for the first six months of 2001. These are made up of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits.

Underwriting, acquisition and insurance expenses increased from $5,365,020 for the first six months of 2001 to $6,177,401 for the same period in 2002, an increase of 15.1%. The increase is attributable to the acquisition of Combined and Lifeline discussed above, whose operating expenses were $620,180 for the period.

Deferred policy acquisition costs capitalized for the first six months of 2002 were $5,931,225 compared to $4,904,249 for the same period of the previous year. Amortization of these costs was $4,088,328 for the first six months of 2002 compared to $4,124,050 for the same period of 2001. Amortization of cost of insurance acquired, excess of cost over net assets acquired ("goodwill") and other intangible assets decreased to $788,557 during the first six months of 2002 from $842,636 for the same period in 2001. The decrease relates to the amortization of cost of insurance acquired with respect to the acquisition of Combined and Lifeline that did not offset the Company's adoption of the new Financial Accounting Standards Board's (FASB) accounting rule where amortization of goodwill and other intangibles ceased since management determined that these intangibles have an indefinite life. The Company's analysis of goodwill and other intangibles indicated that there was no impairment as of June 30, 2002.

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Net income for the three months ended June 30, 2002 was $1,173,901 or $0.04 per share, compared to net income of $581,012, or $0.02 per share, for the same period in 2001. The acquistion of Combined and Lifeline increased net income for the three months ended June 30, 2002 by $354,465. SFAS No. 142 was adopted on January 1, 2002 which changed the accounting for goodwill and intangibles. Had SFAS No. 142 been adopted for the quarter ended June 30, 2001, pro forma net income would approximate $801,000 or $0.03 per share. Increased production of new business coupled an 8.8% increase in net investment income contributed to the increased earnings for the quarter ended June 30, 2002.

Total revenues increased 30.2% in 2002 to $21,296,992 compared to the second quarter of 2001 when revenues were $16,353,749. The acquisition of Combined and Lifeline increased total revenues for the three months ended June 30, 2002 by $3,624,452. The second quarter 2002 increase in revenues compared to second quarter 2001 was related to a 13.9% increase in new life sales (measured in issued and paid, annualized premium), an 8.8% increase in net investment income and a 216.6% increase in accident and health premiums.

Premium income for the second quarter of 2002 was $17,415,565 compared to $12,878,266 for the same period in 2001. The 2002 increase is comprised of a $1,852,830 increase in life premiums and a $2,684,469 increase in accident and health premiums. The March 19, 2002 acquisition of Combined and Lifeline discussed above increased life premiums by $520,913 and accident and health premiums by $2,968,471, offsetting a $284,002 reduction in the Company's existing book of accident and health premiums as a result of previous terminations and rate increases. Management's plan to continue to implement significant rate increases in supplemental non-cancelable accident and health products if loss ratios increase may contribute to future decreases in accident and health premiums.

Production of new life insurance premiums by the associates of CICA, measured in issued and paid, annualized premiums, increased 13.9% during second quarter 2002. In addition, management instituted a domestic ordinary life sales program in late 2000. This program, coupled with the marketing activities of Combined and Lifeline should, in the opinion of management, enhance 2002 revenues. Based upon historical analysis, Combined and Lifeline are expected to generate approximately $4.0 million of new accident and health and $300,000 of life premiums during the year.

Net investment income increased 8.8% in second quarter 2002, amounting to $3,602,721 compared to $3,312,720 for second quarter 2001. This increase reflects continued expansion of the Company's asset base that was accelerated by the March 19, 2002 acquisition of Combined and Lifeline. The acquisition increased invested assets by $15.4 million and invested income by $106,879. In 2001, management shifted the mix of the portfolio to place less emphasis on government guaranteed mortgage pass-through instruments and more emphasis on investments in callable instruments issued by U.S. government agencies.

Policyholder dividends increased to $858,469 during second quarter 2002, up 7.6% over dividends of $798,039 during second quarter 2001. Virtually all of CICA's policies that have been sold since 1984 are participating. Participating policies represent, approximately 54% of the Company's business in-force, although the percentage of participating business has declined due to acquisitions in recent years. Management expects continued growth in participating policies because CICA will continue to focus on participating products internationally.

Claims and surrenders expense increased 47.0% from $6,983,040 for second quarter 2001 to $10,265,200 for the same period in 2002. Management believes that the primary reason for the increases was the acquisition of Combined and Lifeline. Death claims increased 47.6% from $1,342,453 for second quarter 2001 to $1,981,237 for second quarter 2002 due to increases in claim volume and average claim amount, as well as the impact of the 2002 acquisition. Combined and Lifeline increased such expense by approximately $276,000. After review of the incurred claims, management does not believe the increase reflects a negative trend in the mortality of the Company's life business but rather, an aberration in the historical experience. Surrender expense increased 19.3% from $3,560,185 for second quarter 2001 to $4,246,710 for second quarter 2002. The South American current economic situation was the primary reason for the increased surrender activity. Endowments increased 12.7% from $1,264,857 in second quarter 2001 to $1,425,639 in second quarter 2002. Like policy dividends, endowments are factored into the premiums and as such the increase should have no adverse impact on profitability. Accident and health benefits were $2,516,951 for second quarter 2002 compared to $721,861 for the same period of 2001. This increase in accident and health benefits is directly related to the acquisition of Combined and Lifeline discussed above, which generated $1,875,199 in claims, offsetting a $80,109 reduction in the Company's existing book of accident and health business.

The remaining components of claims and surrenders amounted to $94,663 for the second quarter of 2002, compared to $93,684 for the same period in 2001. These are made up of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits.

Underwriting, acquisition and insurance expenses increased from $2,814,477 in second quarter 2001 to $3,515,998 for the same period in 2002, an increase of 24.9%. The increase is attributable to the acquisition of Combined and Lifeline discussed above, whose operating expenses were $620,180 for the period.

Deferred policy acquisition costs capitalized in second quarter 2002 were $3,457,659 compared to $2,717,361 for the same period of the previous year. Amortization of these costs was $2,261,174 in second quarter 2002 compared to $1,927,793 for the same period of 2001. Amortization of cost of insurance acquired, excess of cost over net assets acquired ("goodwill") and other intangible assets increased to $664,050 during second quarter 2002 from $356,241 for the same period in 2001. The increase relates to the amortization of cost of insurance acquired with respect to the acquisition of Combined and Lifeline that more than offset the Company's adoption of the new Financial Accounting Standards Board's (FASB) accounting rule where amortization of goodwill and other intangibles ceased since management determined that these intangibles have an indefinite life. The Company's analysis of goodwill and other intangibles indicated that there was no impairment as of June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders' equity increased to $97,686,024 at June 30, 2002 from $82,721,798 at December 31, 2001. The increase was attributable to $11,961,784 of Class A common stock issued for the acquisition of Combined and Lifeline, net income of $2,676,704 earned during the first six months of 2002 and unrealized gains, net of tax, increasing by $325,783 during the period. Increases in the market value of the Company's available-for-sale bond portfolio caused by higher bond prices resulted in the change in unrealized gains, net of tax.

Invested assets increased from $206,695,811 at December 31, 2001 to $220,136,611 at June 30, 2002. The acquisitions described above were the primary reason for the increase, adding $15.4 million to invested assets. At June 30, 2002 and December 31, 2001, fixed maturities have been categorized into two classifications: Fixed maturities held-to-maturity, which were valued at amortized cost, and fixed maturities available-for-sale which were valued at fair value. Fixed maturities available-for-sale and fixed maturities held-to-maturity were 84.3% and 5.2%, respectively, of invested assets at June 30, 2002. Fixed maturities held-to-maturity, amounting to $11,340,017, consist primarily of U.S. Treasury and U.S. government agency securities. Management has the intent and believes the Company has the ability to hold the securities to maturity. The Company has only minimal investments in equity securities, and as such has not incurred significant losses as a result of recent significant downturns in equity markets. Additionally, Citizens held no bonds issued by recent high-profile corporations that have either filed bankruptcy or made significant restatements of prior earnings.

The Company's mortgage loan portfolio, which constituted 0.3% of invested assets at June 30, 2002, has historically been composed primarily of small residential loans in Texas. During 2002, a purchase money mortgage in the amount of approximately $358,000 originated in 1998 was paid in full. Management continues to hold a reserve of $50,000 at June 30, 2002 (approximately 7% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio. At June 30, 2002, no loans were past due more than ninety days.

Policy loans comprised 9.5% of invested assets at June 30, 2002. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, J.P. Morgan Chase, Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation coverage at June 30, 2002 and December 31, 2001. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. Management does not believe the Company is at risk for such a loss.

CICA owned 2,398,031 shares of Citizens Class A common stock at June 30, 2002 and 2,085,244 at December 31, 2001. (CICA received 312,787 shares on June 1, 2002 related to the 15% stock dividend on Class A common stock discussed above.) In the Citizens consolidated financial statements, the shares of Citizens Class A common stock owned by CICA are combined with the other treasury shares and the aggregate treasury shares are reported at cost in conformity with U.S. GAAP. The Statutory Accounting Practices for these shares prescribed by the National Association of Insurance Commissioners (NAIC) and the State of Colorado are not applicable to the U.S. GAAP consolidated financial statements of Citizens. Those Statutory Accounting Practices are only followed with respect to filings made in accordance with the rules and regulations of the various state insurance departments and the NAIC and require that CICA carry its investment in Citizens shares at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets.

The NAIC has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 2001 and June 30, 2002, all life insurance subsidiaries were above required minimum levels.

On March 26, 2002, the Board of Directors of the Company declared a 15% stock dividend payable June 1, 2002 to holders of record as of May 1, 2002. This dividend resulted in the issuance of 4,162,414 shares of Class A common stock (including 333,873 in treasury) and 106,656 shares of Class B common stock. A charge to retained earnings of $35,416,772 was recorded at the time the dividend was paid.

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

The Company performed an assessment of whether there was indication that goodwill was impaired as of January 1, 2002. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The fair value of the reporting units exceeded the carrying amount, and the Company concluded that no goodwill was impaired. This same analysis was performed with respect to the intangible assets and goodwill recognized in the acquisition of Combined and Lifeline. That analysis concluded that there was no goodwill or intangible asset impairment as of June 30, 2002.

As of June 30, 2002, the Company had unamortized goodwill in the amount of $9,688,669 and unamortized identifiable intangible assets in the amount of $2,018,125. Amortization expense related to goodwill and intangible assets was $461,816 for the six months ended June 30, 2001.

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

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 will affect income statement classification of gains and losses from extinguishment of debt and make certain other technical corrections. Based on current operations, the Company does not anticipate that SFAS No. 145 will have a material effect on the financial position, results of operations or liquidity of the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 spreads out the reporting of expenses related to restructurings initiated after 2002. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough evidence to record a one-time charge for most anticipated exit or disposal activities. Companies will instead record exit or disposal costs when they are "incurred" and can be measured by fair value and the recorded liability will subsequently be adjusted for changes in estimated cash flows. SFAS No. 146 will also revise accounting for specified employee and contract terminations that are part of restructuring activities. Based on current operations, the Company does not anticipate that SFAS No. 146 will have a material effect on the financial position, results of operations or liquidity of the Company.

                                     ITEM 3

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The unrealized gains (losses) that could be caused by decreases and increases in the interest rates of 100, 200 and 300 basis points, respectively, on the Company's available-for-sale fixed maturities is as follows at June 30, 2002:

                  DECREASES IN INTEREST RATES                         INCREASES IN INTEREST RATES
           ------------------------------------------      -------------------------------------------------
             300 BASIS       200 BASIS      100 BASIS        100 BASIS        200 BASIS           300 BASIS
              POINTS          POINTS         POINTS            POINTS           POINTS              POINTS
           -----------      -----------    ----------      -------------     ------------       ------------
           $18,520,000      $12,413,000    $6,758,000      $ (14,641,000)    $(25,933,000)      $(36,441,000)
           ===========      ===========    ==========      ==============    =============      =============

At June 30, 2002 and December 31, 2001, there were no fixed maturities or other investments that the Company classified as trading instruments. At June 30, 2002 and December 31, 2001, there were no investments in derivative instruments.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is from time to time involved in litigation which is incidental to its business. Other than as set forth below, the Company is not a party to any material legal proceedings.

         On July 31, 2002, class action certification was granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 style Delia Bolanos Andrade, et al v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies sold to certain non-U.S. residents by Citizens Insurance Company of America are securities and were sold in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who made premium payments since August 1996 and assigned policy dividends to a trust for the purchase of Citizens, Inc. Class A common stock. The remedy sought is rescission of the insurance premium payments. An appeal of the class action certification by the district court will be made shortly to the Texas Court of Appeals. Litigation counsel and defendants believe that the district court ruling is significantly in error and that there are substantial grounds for reversal. During the time of the appeal, the district court proceedings will be stayed. In the event the case proceeds to a trial, the defendants intend to defend vigorously against the claims. The Registrant is unable to determine the potential magnitude of the claims in the event of a final class action certification and the plaintiffs prevailing in the substantive action.

ITEM 2   CHANGES IN SECURITIES

         On March 26, 2002, the Company's Board of Directors declared a 15% Class A and Class B common stock dividend, payable on June 1, 2002 to holders of record as of May 1, 2002.

         The Company filed a Form 8-A regarding the listing of its Class A Common Stock on the New York Stock Exchange on July 25, 2002. The listing is to be effective on August 22, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 4, 2002, the Company's annual stockholders' meeting was held. At the meeting, the following individuals were elected to the Board of
         Directors:

                       Harold E. Riley       Dr. Richard C. Scott
                       Mark A. Oliver        Walden P. Little
                       Rick D. Riley         Dr. E. Dean Gage
                       Steven F. Shelton     Ralph M. Smith
                       Timothy T. Timmerman

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS:

              99.1 Certification of Chief Executive Officer Pursuant to
                   18 U.S.C. Section 1350
              99.2 Certification of Chief Financial Officer Pursuant to
                   18 U.S.C. Section 1350

         REPORTS ON FORM 8-K:

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CITIZENS, INC.


                                     By: /s/ MARK A. OLIVER
                                        --------------------------------------
                                          Mark A. Oliver, FLMI
                                          President

                                     By: /s/ JEFFREY J. WOOD
                                        --------------------------------------
                                          Jeffrey J. Wood, CPA
                                          Executive Vice President, Secretary,
                                          Treasurer and Chief Financial Officer


Date: August 13, 2002

                                 EXHIBIT INDEX


EXHIBIT
  NO.         DESCRIPTION
-------       -----------
  99.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

  99.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350