Form 10-Q
period 2002-09-30
CITIZENS INC
filed 2002-11-14
CIK 24090

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended   SEPTEMBER 30, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number:   1-13004
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

         As of November 10, 2002, Registrant had 29,303,287 shares of Class A common stock, No Par Value, outstanding and 817,696 shares of Class B common stock, No Par Value, outstanding.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
PART I.        FINANCIAL INFORMATION

               ITEM 1.      FINANCIAL STATEMENTS

                            Consolidated Statements of Financial Position, September 30, 2002
                                 (Unaudited) and December 31, 2001                                    3

                            Consolidated Statements of Operations, Three Months
                                 Ended September 30, 2002 and 2001 (Unaudited)                        5

                            Consolidated Statements of Operations, Nine Months
                                 Ended September 30, 2002 and 2001 (Unaudited)                        6

                            Consolidated Statements of Cash Flows, Nine Months
                                 Ended September 30, 2002 and 2001 (Unaudited)                        7

                            Notes to Consolidated Financial Statements                                9

               ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 OF FINANCIAL CONDITIONS AND RESULTS
                                 OF OPERATIONS                                                       13

               ITEM 3.      QUANTITATIVE AND QUALITATIVE
                                 DISCLOSURES ABOUT MARKET RISK                                       23

               ITEM 4.      CONTROLS AND PROCEDURES                                                  23

PART II.       OTHER INFORMATION                                                                     24

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                          (UNAUDITED)
                                                          SEPTEMBER 30,     DECEMBER 31,
                                                              2002              2001
                                                          -------------     ------------
ASSETS

Investments:

     Fixed maturities held-for-investment, at
         amortized cost (market $13,418,400
         in 2002 and $5,821,900 in 2001)                  $  11,340,682     $  5,569,899
     Fixed maturities available-for-sale, at
         fair value (cost $181,222,417 in
         2002 and $177,324,939 in 2001)                     182,382,555      178,447,347
     Equity securities, at fair value (cost
         $678,282 in 2002 and $588,505 in 2001)                 672,079          568,398
     Mortgage loans on real estate (net of reserve
         of $50,000 in 2002 and 2001)                           650,142        1,109,547
     Policy loans                                            20,708,536       19,984,477
     Other long-term investments                              1,004,591        1,016,143
                                                          -------------     ------------
              Total investments                             216,758,585      206,695,811

     Cash                                                    19,865,464        6,793,852
     Accrued investment income                                2,265,083        2,021,469
     Reinsurance recoverable                                  2,176,889        2,450,015
     Deferred policy acquisition costs                       43,388,214       40,596,003
     Other intangible assets                                  2,018,125        1,368,125
     Deferred federal income tax                              2,098,723        3,465,138
     Cost of insurance acquired                              14,823,435        5,150,351
     Excess of cost over net assets acquired                  9,688,669        6,767,244
     Property, plant and equipment                            5,917,139        5,946,806
     Other assets                                             1,477,209          831,449
                                                          -------------     ------------

              Total assets                                $ 320,477,535     $282,086,263
                                                          =============     ============


See accompanying notes to consolidated financial statements.         (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                                                              (UNAUDITED)
                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                  2002               2001
                                                              -------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Future policy benefit reserves                           $ 203,708,964      $181,801,294
     Dividend accumulations                                       4,786,561         4,779,329
     Premium deposits                                             4,356,714         4,316,149
     Policy claims payable                                        4,316,510         2,982,469
     Other policyholders' funds                                   2,983,590         2,485,461
                                                              -------------      ------------
              Total policy liabilities                          220,152,339       196,364,702

     Commissions payable                                          1,341,100         1,506,700
     Federal income tax payable                                      83,433           484,430
     Other liabilities                                            1,283,367         1,008,633
                                                              -------------      ------------
              Total liabilities                                 222,860,239       199,364,465

STOCKHOLDERS' EQUITY:
     Common stock:
         Class A, no par value, 50,000,000 shares
              authorized, 31,862,980 shares issued and
              outstanding in 2002 and 26,642,938 shares
              issued and outstanding in 2001, including
              shares in treasury of 2,559,693 in 2002
              and 2,225,820 in 2001                             129,125,099        79,701,590
         Class B, no par value, 1,000,000 shares
              authorized, 817,696 shares issued and
              outstanding in 2002 and 711,040 in 2001             1,870,389           910,482
     Retained earnings (deficit)                                (27,242,368)        5,274,768
     Accumulated other comprehensive income (loss):
         Unrealized investment gain, net of tax                     761,597           727,519
                                                              -------------      ------------
                                                                104,514,717        86,614,359
     Treasury stock, at cost                                     (6,897,421)       (3,892,561)
                                                              -------------      ------------
              Total stockholders' equity                         97,617,296        82,721,798
                                                              -------------      ------------

     Total liabilities and stockholders' equity               $ 320,477,535      $282,086,263
                                                              =============      ============


See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                                         ----------------------------------

                                                                             2002                 2001
                                                                         ------------         ------------
REVENUES:
Premiums                                                                 $ 18,537,959         $ 13,892,419
Annuity and universal life considerations                                      51,220               54,323
Net investment income                                                       3,505,043            3,489,266
Realized gains                                                                 42,025               14,061
Other income                                                                  117,642              132,665
                                                                         ------------         ------------
               Total revenues                                              22,253,889           17,582,734

BENEFITS AND EXPENSES:
Insurance benefits paid or provided:
     Increase in future policy benefit reserves                             1,537,076            1,383,049
     Policyholders' dividends                                                 922,888              905,569
     Claims and surrenders                                                 10,741,046            7,445,642
     Annuity expenses                                                          60,634               56,196
                                                                         ------------         ------------
               Total insurance benefits paid or provided                   13,261,644            9,790,456

Commissions                                                                 4,362,659            3,663,972
Other underwriting, acquisition and insurance expenses                      4,052,063            2,514,909
Capitalization of deferred policy acquisition costs                        (3,979,716)          (3,065,171)
Amortization of deferred policy acquisition costs                           3,030,402            2,209,468
Amortization of cost of insurance acquired, excess of cost over
     net assets acquired and other intangibles                              1,107,176              523,757
                                                                         ------------         ------------

               Total benefits and expenses                                 21,834,228           15,637,391
                                                                         ------------         ------------

     Income before Federal income tax                                         419,661            1,945,343

Federal income tax expense                                                    196,729              585,000
                                                                         ------------         ------------

NET INCOME                                                               $    222,932         $  1,360,343
                                                                         ============         ============

PER SHARE AMOUNTS:
     BASIC AND DILUTED EARNINGS PER SHARE OF
        COMMON STOCK                                                     $       0.01         $       0.05
                                                                         ============         ============
     WEIGHTED AVERAGE SHARES OUTSTANDING                                   30,120,983           28,897,382
                                                                         ============         ============


See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                         ---------------------------------

                                                                             2002                 2001
                                                                         ------------         ------------
REVENUES:
Premiums                                                                 $ 48,028,142         $ 38,819,800
Annuity and universal life considerations                                     200,197              165,988
Net investment income                                                      10,562,276           10,110,224
Realized gains (losses)                                                       172,861              (47,527)
Other income                                                                  356,154              369,779
                                                                         ------------         ------------
               Total revenues                                              59,319,630           49,418,264

BENEFITS AND EXPENSES:
Insurance benefits paid or provided:
     Increase in future policy benefit reserves                             4,867,175            4,702,073
     Policyholders' dividends                                               2,490,803            2,301,322
     Claims and surrenders                                                 27,084,175           21,606,679
     Annuity expenses                                                         199,710              170,281
                                                                         ------------         ------------
               Total insurance benefits paid or provided                   34,641,863           28,780,355

Commissions                                                                11,493,195            9,633,958
Other underwriting, acquisition and insurance expenses                     10,229,464            7,879,929
Capitalization of deferred policy acquisition costs                        (9,910,941)          (7,969,420)
Amortization of deferred policy acquisition costs                           7,118,730            6,333,518
Amortization of cost of insurance acquired, excess of cost over
     net assets acquired and other intangibles                              1,895,733            1,366,393
                                                                         ------------         ------------

               Total benefits and expenses                                 55,468,044           46,024,733
                                                                         ------------         ------------

     Income before Federal income tax                                       3,851,586            3,393,531

Federal income tax expense                                                    951,950              930,000
                                                                         ------------         ------------

NET INCOME                                                               $  2,899,636         $  2,463,531
                                                                         ============         ============

PER SHARE AMOUNTS:
     BASIC AND DILUTED EARNINGS PER SHARE OF
        COMMON STOCK                                                     $       0.10         $       0.09
                                                                         ============         ============
     WEIGHTED AVERAGE SHARES OUTSTANDING                                   29,774,120           28,897,382
                                                                         ============         ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ---------------------------------

                                                                              2002                 2001
                                                                          ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $  2,899,636         $  2,463,531
     Adjustments to reconcile net gain to net cash provided by
         operating activities:
              Realized (gains) losses on sale of investments and
                  other assets                                                (172,861)              47,527
              Net deferred policy acquisition costs                         (2,792,211)          (1,635,902)
              Amortization of cost of insurance
                  acquired, excess cost over
                  net assets acquired and other intangibles                  1,895,733            1,366,393
              Depreciation                                                     597,759              456,821
      Change in:
              Accrued investment income                                       (142,154)             184,998
              Reinsurance recoverable                                          464,381             (186,744)
              Future policy benefit reserves                                 4,768,413            4,741,225
              Other policy liabilities                                        (483,621)           1,418,068
              Deferred federal income tax                                      359,422             (320,028)
              Federal income tax                                              (388,532)           1,242,428
              Commissions payable and other liabilities                       (342,552)            (534,290)
              Other, net                                                      (599,940)             312,571
                                                                          ------------         ------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                  6,063,473            9,556,598

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of fixed maturities, available-for-sale                            2,239,875            4,047,125
     Sale of equity securities, available-for-sale                             619,665               97,501
     Maturity of fixed maturities, available-for-sale                       53,926,177           49,361,181
     Purchase of fixed maturities, available-for-sale                      (51,865,219)         (51,459,074)
     Principal payments on mortgage loans                                      459,405              126,114
     Mortgage loans funded                                                          --             (171,770)
     Sale of other long-term investments and property, plant and
         equipment                                                               3,000               21,750

See accompanying notes to consolidated financial statements.         (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                   ---------------------------------

                                                                       2002                 2001
                                                                   ------------         ------------
     Cash from acquisition                                         $  2,882,353         $         --
     Decrease (increase) in policy loans, net                          (711,741)             911,462
     Purchase of other long-term investments and property,
         plant and equipment                                           (545,376)          (1,418,741)
                                                                   ------------         ------------

                  NET CASH PROVIDED BY INVESTING ACTIVITIES           7,008,139            1,515,548
                                                                   ------------         ------------
     NET INCREASE IN CASH AND CASH EQUIVALENTS                       13,071,612           11,072,146

     Cash and cash equivalents at beginning of period                 6,793,852            4,064,035
                                                                   ------------         ------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 19,865,464         $ 15,136,181
                                                                   ============         ============
Supplemental:

     Cash paid during the period for
        Income taxes                                               $    993,525         $      7,600
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

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

         The statement of financial position for September 30, 2002, the statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2002 and for comparative periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

         Geographic Areas - The following summary represents financial data of the Company's continuing operations based on their location for the nine months ended September 30, 2002 and 2001.

                                              2002          2001
                                          ------------   -----------
             REVENUES
              Domestic                    $ 16,325,549   $ 9,075,212
              International                 42,994,081    40,343,052
                                          ------------   -----------
                    Total Revenues        $ 59,319,630   $49,418,264
                                          ============   ===========

         The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company's reportable segments as of and for the nine months ended September 30, 2002 and 2001, is as follows:

             NINE MONTHS ENDED SEPTEMBER 30                                               2002                2001
                                                                                      ------------        ------------
                    Revenue, excluding net investment income and realized gain
                    (losses) on investments:
                       Domestic                                                       $ 13,371,097        $  7,227,290
                       International                                                    35,213,396          32,128,277
                                                                                      ------------        ------------
                    Total consolidated revenue, excluding net investment
                    income and realized gain (losses) on investments                  $ 48,584,493        $ 39,355,567
                                                                                      ============        ============

                    Net investment income:
                       Domestic                                                       $  2,906,878        $  1,856,650
                       International                                                     7,655,398           8,253,574
                                                                                      ------------        ------------
                    Total consolidated net investment income                          $ 10,562,276        $ 10,110,224
                                                                                      ============        ============

                    Amortization expense:
                       Domestic                                                       $  2,657,929        $  1,446,241
                       International                                                     6,356,534           6,253,670
                                                                                      ------------        ------------
                    Total consolidated amortization expense                           $  9,014,463        $  7,699,911
                                                                                      ============        ============
                    Realized gain (loss) on investments:
                       Domestic                                                       $     47,574        $     (8,728)
                       International                                                       125,287             (38,799)
                                                                                      ------------        ------------
                    Total consolidated realized gain (loss)                           $    172,861        $    (47,527)
                                                                                      ============        ============

                    Income before federal income tax:
                       Domestic                                                       $  1,423,620        $    626,707
                       International                                                     2,427,966           2,766,824
                                                                                      ------------        ------------
                    Total consolidated income before
                       Federal income tax                                             $  3,851,586        $  3,393,531
                                                                                      ============        ============


                                            SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                            ------------------     -----------------
                   Assets:
                      Domestic              $      121,781,463     $      93,652,639
                      International                198,696,072           188,433,624
                                            ------------------     -----------------
                   Total                    $      320,477,535     $     282,086,263
                                            ==================     =================

         Major categories of premiums are summarized as follows:

                                            NINE MONTHS ENDED      NINE MONTHS ENDED
                                            SEPTEMBER 30, 2002     SEPTEMBER 30, 2001
                                            ------------------     ------------------
                   Premiums:
                      Ordinary life         $       38,372,259     $      34,674,012
                      Group life                       400,089               245,290
                      Accident and health            9,255,794             3,900,498
                                            ------------------     -----------------
                   Total premiums           $       48,028,142     $      38,819,800
                                            ==================     =================

(4)      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         For the three and nine months ended September 30, 2002, the other comprehensive income amounts included in total comprehensive income consisted of unrealized gains (losses) on investments in fixed maturities and equity securities available-for-sale of $(291,660) and $34,078, respectively, net of tax and for the same period in 2001 unrealized gains of $2,621,207 and $3,196,641, respectively. Total comprehensive income (loss) for the three and nine months ended September 30, 2002 was $(68,728) and $2,933,714 and for the same period in 2001 total comprehensive income of $3,981,550 and $5,660,172, respectively.

(5)      EARNINGS PER SHARE

         Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the three and nine months ended September 30, 2002 were 30,120,983 and 29,774,120, respectively. The weighted average shares outstanding for both the three and nine months ended September 30, 2001 were 28,897,382. The per share amounts have been adjusted retroactively for all periods presented to reflect a 15% stock dividend declared on March 26, 2002, paid on June 1, 2002 to holders of record as of May 1, 2002. The stock dividend resulted in the issuance of 4,162,413 Class A shares (including 333,873 shares in treasury) and 106,656 Class B shares.

(6)      ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under the guidelines of SFAS No. 142, excess of cost over net assets acquired (goodwill) amounting to $9,688,669 and other intangible assets amounting to $2,018,125 as of September 30, 2002 were determined to have an indefinite useful life and will no longer be amortized. Instead goodwill and other intangible assets will be subjected to annual impairment analyses under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Prior to the adoption of SFAS No. 142, the amortization of goodwill and other intangible assets (primarily state insurance licenses) for the nine months ended September 30, 2001 was $451,828 and $230,400, respectively. Had SFAS No. 142 been adopted for the nine months ended September 30, 2001, pro forma net income would approximate $3,146,000 or $0.11 per share.

(7)      LEGAL PROCEEDINGS

         The Company is from time to time involved in litigation, which is incidental to its business. Other than as set forth below, the Company is not a party to any material legal proceedings.

         On July 31, 2002, class action certification was granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 style Delia Bolanos Andrade, et al v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies sold to certain non-U.S. residents by Citizens Insurance Company of America are securities and were sold in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who made premium payments since August 1996 and assigned policy dividends to a trust for the purchase of Citizens, Inc. Class A common stock. The remedy sought is rescission of the insurance premium payments. An appeal of the class action certification by the district court has been made to the Texas Court of Appeals. Litigation counsel and defendants believe that the district court ruling is significantly in error and that there are substantial grounds for reversal. During the time of the appeal, the district court proceedings will be stayed. In the event the case proceeds to a trial, the defendants intend to defend vigorously against the claims. The Company is unable to determine the potential magnitude of the claims in the event of a final class action certification and the plaintiffs prevailing in the substantive action.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of foreign and U.S. economies in general and the strength of the local economies from which applications for insurance may be received; (ii) the effects of and changes in trade, monetary and fiscal policies and laws on insurance sales and operations;
(iii) inflation, interest rates, market and monetary fluctuations and volatility; (iv) the timely development and acceptance of new products and services and perceived overall value of these products and services of the Company by existing and potential customers; (v) changes in consumer spending, borrowing and saving habits; (vi) concentrations of business from persons residing in third world countries; (vii) acquisitions and the ability of the Company to make them on an economic basis and integrate newly acquired insurance companies into the Company's operations; (viii) the persistency of existing and future insurance policies sold by the Company and its subsidiaries; (ix) the dependence of the Company on its Chairman of the Board; (x) the ability to control expenses; (xi) the effect of changes in laws and regulations (including laws and regulations concerning insurance) with which the Company and its subsidiaries must comply; (xii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xiii) changes in the Company's organization and compensation plans; (xiv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xv) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

On March 19, 2002, Citizens acquired all outstanding shares of Combined Underwriters Life Insurance Company (Combined) and Lifeline Underwriters Life Insurance Company (Lifeline), two Texas life insurance companies, for shares of Citizens Class A Common stock. The exchange was based upon a market value of $8.64 per share for Combined and $5.00 per share for Lifeline. The price for Citizens shares of $11.479 was based upon its average closing price for the 20 trading days preceding closing. The total aggregate consideration issued by Citizens amounted to approximately 1.1 million shares of Class A common stock.

Combined and Lifeline continue to operate from their offices in Tyler, with a combined management team. Management believes that the acquisitions should enhance premium income and total revenue and provide the Company an established domestic marketing program. The marketing operations of these companies continue to write the supplemental accident and health products that have historically been the foundation of their new business, but will also provide a new division to offer the domestic ordinary life products developed by CICA.

On November 8, 2002, the Company executed a definitive agreement to acquire all outstanding shares of First Alliance Corporation ("First Alliance") for shares of Citizens Class A Common stock to be offered through a prospectus. First Alliance is the parent of First Alliance Insurance Company, a Kentucky life insurer.

The agreement is subject to approval by First Alliance's shareholders and insurance regulatory authorities in Kentucky, Missouri and Arkansas. The exchange will be based upon a market value of $3.02 per share for First Alliance, while the price for the Citizens shares will be based upon its average 20 day price preceding closing. The transaction is valued at approximately $17.2 million.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net income for the nine months ended September 30, 2002 was $2,899,636 or $0.10 per share, compared to net income of $2,463,531, or $0.09 per share, for the same period in 2001. The acquisition of Combined and Lifeline increased net income for the nine months ended September 30, 2002 by $148,618. SFAS No. 142 was adopted on January 1, 2002, which changed the accounting for goodwill and intangibles, as discussed below. Had SFAS No. 142 been adopted for the nine months ended September 30, 2001, pro forma net income would approximate $3,146,000 or $0.11 per share. Increased production of new business coupled with a 4.5% increase in net investment income and the change in amortization of goodwill and intangibles contributed to the increased earnings for the nine months ended September 30, 2002.

Total revenues increased 20.0% in 2002 to $59,319,630 compared to the first nine months of 2001 when revenues were $49,418,264. The acquisition of Combined and Lifeline increased 2002 revenues by $7,415,103. The increase in revenues for the first nine months of 2002 compared to the same period in 2001 was related to a 13.8% increase in new life sales (measured in issued and paid annualized premium), a 4.5% increase in net investment income and a 137.3% increase in accident and health premiums.

Premium income for the first nine months of 2002 was $48,028,142 compared to $38,819,800 for the same period in 2001. The 2002 increase is comprised of a $3,853,046 increase in life premiums and a $5,355,296 increase in accident and health premiums. The March 2002 acquisition of Combined and Lifeline discussed above increased life premiums by $1,025,139 and accident and health premiums by $6,026,664, offsetting a $671,368 reduction in the Company's existing book of accident and health business as a result of previous terminations and rate increases. Management's plan to continue to implement significant rate increases in supplemental non-cancelable accident and health products, if loss ratios increase, and to non-renew unprofitable blocks of major medical business may contribute to future decreases in accident and health premiums.

Net investment income increased 4.5% for the nine months ended September 30, 2002, to $10,562,276 compared to $10,110,224 for the first nine months of 2001. This increase reflects continued expansion of the Company's asset base that was accelerated by the acquisition of Combined and Lifeline. The acquisition increased invested assets by $15.9 million and 2002 investment income by $333,293. In 2001, management shifted the mix of the portfolio to place less emphasis on government guaranteed mortgage pass-through instruments and more emphasis on investments in callable instruments issued by U.S. government agencies. Available bond yields have dropped sharply over the past 12 months, which has slowed the growth in income.

Policyholder dividends increased to $2,490,803 during the first nine months of 2002, up 8.2% over dividends of $2,301,322 during the same period of 2001. Virtually all of CICA's international policies that have been issued since 1984 are participating. Participating policies represent, approximately 54% of the Company's business in-force, although the percentage of participating business has declined due to acquisitions in recent years. Management expects continued growth in participating policies because CICA will continue to focus on participating products in its international business.

Claims and surrenders expense increased 25.4% from $21,606,679 for the nine months ended September 30, 2001 to $27,084,175 for the same period in 2002. Death claims increased 21.8% from $4,111,047 for the first nine months of 2001 to $5,007,107 for the first nine months of 2002 due to the impact of the acquisitions, which increased such expense by $427,862, as well as increases in claim volume and average claim amount. After review of the incurred claims, management does not believe the increase reflects a negative trend in the overall mortality of the Company's life business but rather, an aberration in the historical experience. Surrender expense increased 8.0% from $10,992,511 for the first nine months of 2001 to $11,877,313 for the first nine months of 2002. The current economic climate in several Latin American countries was the primary reason for the increased surrender activity. Endowments increased 4.5% from $3,932,776 for the first nine months of 2001 to $4,111,654 for the first nine months of 2002. Like policy dividends, endowments are factored into the premiums and as such the increase should have no adverse impact on profitability. Accident and health benefits were $5,826,722 for the first nine months of 2002 compared to $2,308,277 for the same period of 2001. This increase in accident and health benefits is directly related to the acquisition of Combined and Lifeline discussed above, which generated $3,741,703 in claims, offsetting a $223,258 reduction in the Company's existing book of accident and health business.

The remaining components of claims and surrenders amounted to $261,379 for the first nine months of 2002, compared to $262,068 for the first nine months of 2001. These are made up of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits.

Commissions increased from $9,633,958 for the first nine months of 2001 to $11,493,195 for the same period in 2002, an increase of 19.3%. The increase is attributable to the acquisition of Combined and Lifeline discussed above, whose commissions were $1,441,862 for the period. The remainder of the increase is due to a 13.8% increase in production of new life insurance premiums.

Underwriting, acquisition and insurance expenses increased from $7,879,929 for the first nine months of 2001 to $10,229,464 for the same period in 2002, an increase of 29.8%. The increase is primarily attributable to the acquisition of Combined and Lifeline discussed above, whose operating expenses were $1,487,243 for the period. Additionally, the Company incurred several unusual expenses totaling approximately $300,000 during the third quarter of 2002, relating to additional listing fees for the acquisition of Combined and Lifeline and the 15% stock dividend paid in June, 2002 with the American Stock Exchange and cost-associated with listing the Company's Class A common stock on the New York Stock Exchange.

Deferred policy acquisition costs capitalized for the first nine months of 2002 were $9,910,941 compared to $7,969,420 for the same period of the previous year, an increase of 24.4%. Amortization of these costs was $7,118,730 for the first nine months of 2002 compared to $6,333,518 for the same period of 2001, an increase of 12.4%. Amortization of cost of insurance acquired, excess of cost over net assets acquired ("goodwill") and other intangible assets increased to $1,895,733 during the first nine months of 2002 from $1,366,393 for the same period in 2001, or more than 38.7%. The increase relates to the amortization of cost of insurance acquired with respect to the acquisition of Combined and Lifeline that offset the Company's adoption of the new Financial Accounting Standards Board's (FASB) accounting statement where amortization of goodwill and other intangibles ceased since management determined that these intangibles have an indefinite life. Persistency of the accident and health business of Combined has historically been poor, which accelerates the amortization of the cost of insurance acquired. During the six months since the acquisition, the Company has amortized 12.4% of such cost of insurance acquired. The Company's analysis of goodwill and other intangibles indicated that there was no impairment as of September 30, 2002.


THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net income for the three months ended September 30, 2002 was $222,932 or $0.01 per share, compared to net income of $1,360,343, or $0.05 per share, for the same period in 2001. The acquisition of Combined and Lifeline decreased net income for the three months ended September 30, 2002 by $205,847. SFAS No. 142 was adopted on January 1, 2002, which changed the accounting for goodwill and intangibles. Had SFAS No. 142 been adopted for the quarter ended September 30, 2001, pro forma net income would approximate $1,581,000 or $0.05 per share. Increases in claims and surrenders and other underwriting, acquisition and insurance expenses contributed to the decreased earnings for the quarter ended September 30, 2002.

Total revenues increased 26.6% in 2002 to $22,253,889 compared to the third quarter of 2001 when revenues were $17,582,734. The acquisition of Combined and Lifeline increased total revenues for the three months ended September 30, 2002 by $3,790,921. The third quarter 2002 increase in revenues compared to third quarter 2001 was related to a 9.3% increase in new life sales (measured in issued and paid, annualized premium) and a 243.5% increase in accident and health premiums.

Premium income for the third quarter of 2002 was $18,537,959 compared to $13,892,419 for the same period in 2001. The increase is comprised of a $1,705,138 increase in life premiums and a $2,940,402 increase in accident and health premiums. The acquisitions discussed above increased life premiums by $504,226 and accident and health premiums by $3,058,193, offsetting a $117,791 reduction in the Company's existing book of accident and health premiums as a result of previous terminations and rate increases. Management's plan to continue to implement significant rate increases in supplemental non-cancelable accident and health products if loss ratios increase, and to non-renew unprofitable blocks of major medical may contribute to future decreases in accident and health premiums.

Net investment income increased slightly in third quarter 2002, amounting to $3,505,043 compared to $3,489,266 for third quarter 2001. This slight increase reflects continued expansion of the Company's asset base that was accelerated by the acquisition of Combined and Lifeline that was offset by decreasing yields on new purchases of fixed maturity investments. The acquisition increased invested assets by $15.9 million and third quarter 2002 investment income by $226,414. In 2001, management shifted the mix of the portfolio to place less emphasis on government guaranteed mortgage pass-through instruments and more emphasis on investments in callable instruments issued by U.S. government agencies. Sharp drops in available yields during 2002 have made it difficult for the Company to increase yield on such investments.

Policyholder dividends increased to $922,888 during third quarter 2002, up 1.9% over dividends of $905,569 during third quarter 2001. Virtually all of CICA's policies that have been sold since 1984 are participating. Participating policies represent, approximately 54% of the Company's business in-force, although the percentage of participating business has declined due to acquisitions in recent years. Management expects continued growth in participating policies because CICA will continue to focus on participating products in its international business.

Claims and surrenders expense increased 44.3% from $7,445,642 for third quarter 2001 to $10,741,046 for the same period in 2002. Death claims increased 17.2% from $1,310,495 for third quarter 2001 to $1,535,834 for third quarter 2002 primarily due to the impact of the Combined and Lifeline acquisition that increased such expense by $152,057. Surrender expense increased 30.8% from $3,757,211 for third quarter 2001 to $4,913,922 for third quarter 2002. The economic disruption in many Latin American economies was the primary reason for the increased surrender activity. Endowments decreased 1.1% from $1,523,142 in third quarter 2001 to $1,506,529 in third quarter 2002. Like policy dividends, endowments are factored into the premiums and as such the increase should have no adverse impact on profitability. Accident and health benefits were $2,685,782 for third quarter 2002 compared to $778,427 for the same period of 2001. This increase in accident and health benefits is directly related to the acquisition discussed above, which generated $1,866,504 in claims.

The remaining components of claims and surrenders amounted to $98,979 for the third quarter of 2002, compared to $76,367 for the same period in 2001. These are made up of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits.

Commissions increased from $3,663,972 in third quarter 2001 to $4,362,659 for the same period in 2002, an increase of 19.1%. The increase is attributable to the acquisition of Combined and Lifeline discussed above, whose commissions were $739,562 for the period.

Underwriting, acquisition and insurance expenses increased from $2,514,909 in third quarter 2001 to $4,052,063 for the same period in 2002, an increase of 61.1%. The increase is primarily attributable to the acquisitions discussed above, whose expenses were $867,063 for the period. Additionally, the Company incurred several unusual expenses totaling approximately $300,000 during the third quarter of 2002, relating to additional listing fees for the acquisition and the 15% stock dividend paid in June, 2002 with the American Stock Exchange and the cost associated with listing its Class A common stock on the New York Stock Exchange.

Deferred policy acquisition costs capitalized in third quarter 2002 were $3,979,716 compared to $3,065,171 for the same period of the previous year, an increase of 29.8%. Amortization of these costs was $3,030,402 in third quarter 2002 compared to $2,209,468 for the same period of 2001, an increase of 37.2%. Amortization of cost of insurance acquired, excess of cost over net assets acquired ("goodwill") and other intangible assets increased to $1,107,176 during third quarter 2002 from $523,757 for the same period in 2001, or more than 111.4%. The increase relates to the amortization of cost of insurance acquired with respect to the acquisition of Combined and Lifeline that more than offset the Company's adoption of the new Financial Accounting Standards Board's (FASB) accounting statement where amortization of goodwill and other intangibles ceased since management determined that these intangibles have an indefinite life. Persistency of the Accident and Health business of Combined has historically been poor, which accelerates the amortization of the cost of insurance acquired. During the third quarter the Company amortized 7.5% of such cost of insurance acquired. The Company's analysis of goodwill and other intangibles indicated that there was no impairment as of September 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES

Stockholders' equity increased to $97,617,296 at September 30, 2002 from $82,721,798 at December 31, 2001. The increase was attributable to $11,961,784 of Class A common stock issued for the acquisition of Combined and Lifeline, net income of $2,899,636 earned during the first nine months of 2002 and unrealized gains, net of tax increasing $34,078 during the period. Increases in the market value of the Company's available-for-sale bond portfolio caused by higher bond prices resulted in the change in unrealized gains, net of tax.

Invested assets increased from $206,695,811 at December 31, 2001 to $216,758,585 at September 30, 2002. The acquisitions described above were the primary reason for the increase, adding $15.9 million to invested assets. At September 30, 2002 and December 31, 2001, fixed maturities have been categorized into two classifications: Fixed maturities held-to-maturity, which were valued at amortized cost, and fixed maturities available-for-sale which were valued at fair value. Fixed maturities available-for-sale and fixed maturities held-to-maturity were 84.1% and 5.2%, respectively, of invested assets at September 30, 2002. Fixed maturities held-to-maturity, amounting to $11,340,682, consist primarily of U.S. Treasury and U.S. government agency securities. Management has the intent and believes the Company has the ability to hold the securities to maturity. The Company has only minimal investments in equity securities, and as such has not incurred significant losses as a result of significant downturns in equity markets during 2002.

Policy loans comprised 9.6% of invested assets at September 30, 2002. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Cash balances of the Company in its primary depository, J.P. Morgan Chase, Austin, Texas, were significantly in excess of Federal Deposit Insurance Corporation coverage at September 30, 2002 and December 31, 2001. At September 30, 2002, such balances were more than $17.7 million. A substantial portion of the balances resulted from the timing difference between the collection of the proceeds of called bonds and the subsequent investment of the funds after September 30 in bonds issued by Federal government agencies. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. Management does not believe the Company is at risk for such a loss.

The Company's mortgage loan portfolio, which constituted 0.3% of invested assets at September 30, 2002, has historically been composed primarily of small residential loans in Texas. During 2002, a purchase money mortgage in the amount of approximately $358,000 originated in 1998 was paid in full. Management continues to hold a reserve of $50,000 at September 30, 2002 (approximately 8% of the mortgage portfolio's balance) to cover potential unforeseen losses in the Company's mortgage portfolio. At September 30, 2002, no loans were past due more than ninety days.

CICA owned 2,398,031 shares of Citizens Class A common stock at September 30, 2002 and 2,085,244 at December 31, 2001. (CICA received 312,787 shares on June 1, 2002 related to the 15% stock dividend on Class A common stock discussed below.) In the Citizens consolidated financial statements, the shares of Citizens Class A common stock owned by CICA are combined with the other treasury shares and the aggregate treasury shares are reported at cost in conformity with U.S. GAAP. The Statutory Accounting Practices for these shares prescribed by the National Association of Insurance Commissioners (NAIC) and the State of Colorado are not applicable to the U.S. GAAP consolidated financial statements of Citizens. Those Statutory Accounting Practices are only followed with respect to filings made in accordance with the rules and regulations of the various state insurance departments and the NAIC and require that CICA carry its investment in Citizens shares at market value reduced by the percentage ownership of Citizens by CICA, limited to 2% of admitted assets.

The NAIC has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 2001 and September 30, 2002, all life insurance subsidiaries were above required minimum levels.

On March 26, 2002, the Board of Directors of the Company declared a 15% stock dividend payable June 1, 2002 to holders of record as of May 1, 2002. This dividend resulted in the issuance of 4,162,413 shares of Class A common stock (including 333,873 in treasury) and 106,656 shares of Class B common stock. A charge to retained earnings and a credit to capital stock of $35,416,772 were recorded at the time the dividend was paid.

FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was effective January 1, 2001. The Company adopted SFAS No. 133, as amended, during 2001. Implementation did not have an impact on the Company's financial statements since it has no derivative instruments and does not participate in any hedging activities. Based on current operations, the Company does not anticipate that SFAS No. 133 will have a material effect on the financial position, results of operation or liquidity of the Company.

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

In December 2000, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Life Insurance Holding Companies and for Certain Long-Duration Participating Contracts." SOP 00-3 provided guidance on accounting by insurance enterprises for demutualizations and the formation of mutual insurance holding companies. SOP 00-3 also applies to stock insurance enterprises that apply SOP 95-1, "Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises" to account for participating policies. Based on current operations, SOP 00-3 has no impact on the Company since it is already a stock life insurance company and does not pay dividends based on actual experience of the Company. The Company utilizes contractual life insurance dividend scales as shown in published dividend illustrations at the date the insurance contracts are issued in determining policyholder dividends.

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

At adoption of SFAS No. 142 on January 1, 2002, the Company evaluated its existing intangible assets and goodwill that were acquired in purchase business combinations and made necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company's analysis determined that all intangible assets had an indefinite useful life. The Company tested the intangible assets for impairment in accordance with the provisions of SFAS No. 142 during 2002 and determined that no intangible assets were impaired.

The Company performed an assessment of whether there was indication that goodwill was impaired as of January 1, 2002. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The fair value of the reporting units exceeded the carrying amount, and the Company concluded that no goodwill was impaired. This same analysis was performed with respect to the intangible assets and goodwill recognized in the acquisition of Combined and Lifeline. That analysis concluded that there was no goodwill or intangible asset impairment as of September 30, 2002. As of September 30, 2002, the Company had unamortized goodwill in the amount of $9,688,669 and unamortized identifiable intangible assets in the amount of $2,018,125. Amortization expense related to goodwill and intangible assets was $682,228 for the nine months ended September 30, 2001.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 will affect income statement classification of gains and losses from extinguishment of debt and make certain other technical corrections. Based on current operations, the Company does not anticipate that SFAS No. 145 will have a material effect on the financial position, results of operations or liquidity of the Company.

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

                                     ITEM 3

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The unrealized gains (losses) that could be caused by decreases and increases in the interest rates of 100, 200 and 300 basis points, respectively, on the Company's available-for-sale fixed maturities is as follows at September 30, 2002:

     DECREASES IN INTEREST RATES                    INCREASES IN INTEREST RATES
----------------------------------------    ------------------------------------------
 300 BASIS       200 BASIS    100 BASIS      100 BASIS     200 BASIS      300 BASIS
  POINTS          POINTS        POINTS         POINTS        POINTS        POINTS
-----------    -----------    ----------    -----------   ------------   ------------

$21,519,000    $14,998,000    $8,823,000    $(3,137,000)  $(12,451,000)  $(22,887,000)
===========    ===========    ==========    ============  =============  =============

At September 30, 2002 and December 31, 2001, there were no fixed maturities or other investments that the Company classified as trading instruments. At September 30, 2002 and December 31, 2001, there were no investments in derivative instruments.

                                     ITEM 4

                             CONTROLS AND PROCEDURES

         Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this quarterly report on Form 10-Q.

         There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

         Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failure such as simple errors or mistakes or because of intentional circumvention of established processes.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is from time to time involved in litigation, which is incidental to its business. Other than as set forth below, the Company is not a party to any material legal proceedings.

         On July 31, 2002, class action certification was granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 style Delia Bolanos Andrade, et al v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies sold to certain non-U.S. residents by Citizens Insurance Company of America are securities and were sold in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who made premium payments since August 1996 and assigned policy dividends to a trust for the purchase of Citizens, Inc. Class A common stock. The remedy sought is rescission of the insurance premium payments. An appeal of the class action certification by the district court has been made to the Texas Court of Appeals. Litigation counsel and defendants believe that the district court ruling is significantly in error and that there are substantial grounds for reversal. During the time of the appeal, the district court proceedings will be stayed. In the event the case proceeds to a trial, the defendants intend to defend vigorously against the claims. The Company is unable to determine the potential magnitude of the claims in the event of a final class action certification and the plaintiffs prevailing in the substantive action.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 26, 2002, the Company's Board of Directors declared a 15% Class A and Class B common stock dividend, payable on June 1, 2002 to holders of record as of May 1, 2002.

         The Company filed a Form 8-A regarding the listing of its Class A Common Stock on the New York Stock Exchange on July 25, 2002. The listing was effective on August 22, 2002.

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

                                   CITIZENS, INC.



                                   By: /s/ Mark A. Oliver
                                       ----------------------------------------
                                       Mark A. Oliver, FLMI
                                       President

                                   By: /s/ Jeffrey J. Wood
                                       ----------------------------------------
                                       Jeffrey J. Wood, CPA
                                       Executive Vice President, Treasurer and
                                       Chief Financial Officer


Date:  November 13, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
  OF CITIZENS, INC. PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



          As adopted by the SEC, Rules 13a-14 and 15d-14 under the Securities and Exchange Act of 1934 (the "Exchange Act"), I Rick D. Riley, Chief Executive Officer of Citizens, Inc., hereby certify that:

     o    I have reviewed this report on Form 10-Q of Citizens, Inc. (the
          "Company").

     o based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this quarterly report;

     o based on my knowledge, the financial statements and other financial information in the report fairly present in all material respects the financial condition, results of operations and cash flows for the periods presented in this quarterly report;

     o    Along with Jeffrey J. Wood, Chief Financial Officer, I:

               o am responsible for establishing and maintaining corporate "disclosure controls and procedures" for the Company;

               o have designed such disclosures and procedures to ensure that material information is made known, particularly during the period in which this quarterly report is being prepared;

               o have evaluated the effectiveness of the Company's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report; and

               o have presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date; and

     o Along with Jeffrey J. Wood, Chief Financial Officer, I have disclosed to the Company's auditors and to the audit committee of the Board of
          Directors:

               o all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditor's any material weaknesses in internal controls; and

               o any fraud, whether or not material, that involves management or any employees who have a significant role in the Company's internal controls; and

     o Along with Jeffrey J. Wood, have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                               /s/ Rick D. Riley
                                               ---------------------------------
                                               Name:  Rick D. Riley
                                               Title: Chief Executive Officer
                                               Date:  November 13, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
  OF CITIZENS, INC. PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



          As adopted by the SEC, Rules 13a-14 and 15d-14 under the Securities and Exchange Act of 1934 (the "Exchange Act"), I Jeffrey J. Wood, Chief Financial Officer of Citizens, Inc., hereby certify that:

     o    I have reviewed this report on Form 10-Q of Citizens, Inc. (the
          "Company").

     o based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this quarterly report;

     o based on my knowledge, the financial statements and other financial information in the report fairly present in all material respects the financial condition, results of operations and cash flows for the periods presented in this quarterly report;

     o    Along with Rick D. Riley, Chief Executive Officer, I:

               o am responsible for establishing and maintaining corporate "disclosure controls and procedures" for the Company;

               o have designed such disclosures and procedures to ensure that material information is made known, particularly during the period in which this quarterly report is being prepared;

               o have evaluated the effectiveness of the Company's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report; and

               o have presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date; and

     o Along with Rick D. Riley, Chief Executive Officer, I have disclosed to the Company's auditors and to the audit committee of the Board of
          Directors:

               o all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditor's any material weaknesses in internal controls; and

               o any fraud, whether or not material, that involves management or any employees who have a significant role in the company's internal controls; and

     o Along with Rick D. Riley, have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                               /s/ Jeffrey J. Wood
                                               ---------------------------------
                                               Name:  Jeffrey J. Wood
                                               Title: Chief Financial Officer
                                               Date:  November 13, 2002

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------


99.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350

99.2           Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350