Form 10-K
period 2002-12-31
CITIZENS INC
filed 2003-03-28
CIK 24090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

|X|            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED       DECEMBER 31, 2002

                                       OR

| |        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______ to _______


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

   Title of each class               Name of each exchange on which registered
  Class A Common Stock                         New York Stock Exchange
  --------------------                         -----------------------



           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. Yes  X    No ___.


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes  X   No ___.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ________.

As of June 30, 2002, aggregate market value of the Class A voting stock held by non-affiliates of the Registrant was approximately $258,932,841.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates certain portions of the definitive proxy material of the Registrant in respect of its 2003 Annual Meeting of Shareholders.

        Number of shares of common stock outstanding as of March 15, 2003
                               Class A: 31,866,252
                               Class B:    817,696

                                     PART I

ITEM 1.     BUSINESS

      (a)   GENERAL DEVELOPMENT OF BUSINESS

            Citizens, Inc. (Citizens) operates primarily as an insurance holding company. We were incorporated in Colorado in 1977. We are a parent company that directly or indirectly owns 100% of eight operating subsidiaries which are listed in the table below. Collectively, Citizens and its subsidiaries are referred to herein as the "Company", "we" or "us."

                                                    YEAR                 STATE OF                  BUSINESS
                   SUBSIDIARY                   INCORPORATED          INCORPORATION                ACTIVITY
                   ----------                   ------------          -------------                --------
      Citizens Insurance Company of
      America (CICA)                                1968                 Colorado               Life insurance

      Central Investors Life Insurance
      Company of Illinois (CILIC)                   1965                   Illinois             Life insurance

      Combined Underwriters Life Insurance
      Company (Combined)                            1965                    Texas               Life insurance

      Lifeline Underwriters Life Insurance
      Company (Lifeline)                            1985                    Texas               Life insurance

      Excalibur Insurance Corp. (Excalibur)         1996                   Illinois             Life insurance

      Computing Technology, Inc. (CTI)              1986                   Colorado            Data processing

      Insurance Investors, Inc. (III)               1965                    Texas          Aircraft transportation

      Funeral Homes of America (FHA)                1989                  Louisiana              Funeral home

            Historically, our business has focused primarily on issuing life insurance products to residents of Latin American countries, and most of our revenues continue to be generated from this area. In addition, our domestic operations consist of a limited amount of U.S. insurance sales, as well as sales from insurance subsidiaries acquired over the past several years.

            We actively review domestic acquisition opportunities, and we consider a variety of criteria when evaluating potential acquisition candidates, including:

                  o the asset base and growth opportunities related to a target;

                  o insurance policy composition of a target as well as persistency and profitability of the policies;

                  o the geographic market location of the target and demographics of its policyholder base;

                  o     opportunities to improve the efficiency of a target;

                  o the effect of the acquisition on earnings per share and book value;

                  o required resources to integrate or add the operations of the target; and

                  o the investment required for, and opportunity costs of, the acquisition.

            Our strategy in assimilating acquisitions is to emphasize revenue growth as well as continuously review the operations of the acquired entities and streamline operations where feasible. The following are our acquisitions in the last five years, all of which we acquired using our Class A common stock as the sole consideration.

            In January, 1999, we acquired Investors, the parent of Excalibur for 609,269 shares of our Class A common stock. The aggregate market value of the consideration was approximately $ 3.4 million.

            On March 19, 2002, we issued approximately 753,000 shares of our Class A common stock to acquire Combined and approximately 305,000 shares of our Class A common stock to acquire Lifeline. The aggregate market value of the consideration was approximately $12.0 million.

            On February 18, 2003, we issued approximately 2.6 million shares of our Class A common stock to acquire First Alliance Corporation (First Alliance). The aggregate market value of the consideration was approximately $17.2 million.

            On March 7, 2003, we entered into a Plan and Agreement of Merger with Mid-American Alliance Corporation (Mid-American) a Missouri insurance holding company, whereby we will acquire all of the outstanding shares of Mid-American for shares of our Class A common stock. The transaction values Mid-American's shares at $1.35 each and our Class A shares based on the average closing price for the 20 trading days preceding closing. Closing is expected in mid 2003. The anticipated market value of the consideration is expected to be $8.2 million.

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

            Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of foreign and U.S. economies in general and the strength of the local economies where our policyholders reside; (ii) the effects of and changes in trade, monetary and fiscal policies and laws; (iii) inflation, interest rates, market and monetary fluctuations and volatility; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by existing and potential customers; (v) changes in consumer spending, borrowing and saving habits; (vi) concentrations of business from persons residing in third world countries; (vii) acquisitions;
            (viii) the persistency of existing and future insurance policies sold by the Company and its subsidiaries; (ix) the dependence of the Company on its Chairman of the Board; (x) the ability to control expenses; (xi) the effect of changes in laws and regulations (including laws and regulations concerning insurance) with which the Company and its subsidiaries must comply, (xii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xiii) changes in the Company's organization and compensation plans; (xiv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xv) the success of the Company at managing the risks involved in the foregoing.

            Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

            We make available, free of charge, through our Internet website (http://www.citizensinc.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such reports with, or furnishes such reports to, the Securities and Exchange Commission. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

(b)   FINANCIAL INFORMATION REGARDING THE INSURANCE BUSINESS

            Through several of our subsidiaries, we operate principally in two business segments: selling selected lines of individual life and accident and health (A&H) insurance policies in domestic markets and individual ordinary life insurance in international markets. Except for certain insignificant operations, we do not, and have no present intention to, engage in any non-insurance related business. The following tables set forth certain statistical information on the basis of accounting principles generally accepted in the United States of America (U.S. GAAP) concerning our operations for each of the five years ended December 31, 2002.

                                     TABLE I

The following table sets forth (i) life insurance in-force and (ii) mean life insurance in-force.

                 IN-FORCE                                        MEAN LIFE
                 BEGINNING               IN-FORCE                INSURANCE
                 OF YEAR                END OF YEAR               IN-FORCE
                 (a) (b)                  (a) (b)                  (a) (b)
             ------------------      ------------------      -------------------
       2002     $2,416,610               $2,408,004              $2,412,307
       2001      2,240,523                2,416,610               2,328,567
       2000      2,197,844                2,240,523               2,219,184
       1999      2,340,744                2,197,844               2,269,294
       1998      2,250,197                2,340,744               2,295,471

      (a)   Dollars in thousands.
      (b)   Before assuming and ceding reinsurance from/to reinsurers.

Economic and other market disruptions in our international markets had a negative impact on persistency in 1999, contributing to the decline in insurance in-force. Improved persistency in 2001 combined with increased sale of new policies in 2000 and 2001 contributed to the growth in insurance in-force during 2000 and 2001. Increased issuance of new policies in 2002 offset by increased surrender activity during the year related to the current uncertain economic climate in several Latin American countries contributed to the decline in insurance in-force.

                                    TABLE II

The following table sets forth (i) the ratio of lapses and surrenders to mean life insurance in-force and (ii) life reinsurance ceded.

                                    RATIO OF               REINSURANCE CEDED
                                   LAPSES AND  -------------------------------
                                   SURRENDERS       AMOUNT         REINSURANCE
                   LAPSES AND       TO MEAN           OF             PREMIUM
                 SURRENDERS (a)     IN-FORCE   REINSURANCE (a)      CEDED (b)
                 --------------     --------   ---------------      ---------
       2002          $177,227         7.3%          $152,103       $2,212,715
       2001           113,482         4.9            206,386        2,312,232
       2000           112,676         5.1            272,150        2,494,798
       1999           115,018         5.1            278,689        2,539,155
       1998           100,906         4.4            306,070        3,368,690

      (a)   Dollars in thousands.
      (b) Approximately 95 percent of the reinsurance is yearly renewable term insurance, with the remainder being coinsurance. Premiums reflect both life and accident and health business.

As described above, the current uncertain economic climate in several Latin American countries contributed to the increased lapsation and surrender activity in 2002. The decline in ceded premium in 1999 and 2000 was related to the termination of a substantial portion of major medical business which we acquired in an acquisition in 1997, much of which had been ceded. The decline in ceded premium in 2001 and 2002 related to an increase in our retention from $75,000 to $100,000.

                                    TABLE III

The following table sets forth information with respect to total insurance premiums.


                    ORDINARY       ANNUITY &                      ACCIDENT
                    LIFE (a)     UNIVERSAL LIFE   GROUP LIFE     & HEALTH (a)          TOTAL
                    --------     --------------   ----------     ------------          -----
       2002       $54,033,409       $283,185       $420,321       $13,473,966       $68,210,881
       2001        48,142,397        216,905        543,792         5,059,843        53,962,937
       2000        45,892,621        228,479         95,068         7,235,685        53,451,853
       1999        47,687,414        261,880        484,746        10,886,317        59,320,357
       1998        48,801,081        263,994        231,410         9,857,844        59,154,329

    (a) After deduction for reinsurance ceded.

New life insurance revenues decreased slightly from 1998 to 1999. In 2000, new life revenues increased, but overall life premium declined due to the lower level of new issues in previous years coupled with the surrender activity shown in Table II above. In 2001 and 2002, new life revenues increased but the ratio of lapses and surrenders to mean in-force declined in 2001 but increased in 2002 as shown in Table II above. The 2002 increase in accident and health premiums is attributable to the acquisition of Combined and Lifeline. Additionally, much of the 2000 and 2001 decline in accident and health premiums related to management's decision to cancel a large portion of group dental business and major medical business during the third quarter of 1999 in order to curtail both claims and operating expenses.

                                    TABLE IV

The following table sets forth information relating to the ratio of underwriting and other expenses to insurance revenues.

                                                                 COMMISSIONS, UNDERWRITING
                                                                 AND OPERATING EXPENSES,
                                                                 POLICY RESERVE INCREASES,
                                    COMMISSIONS, UNDERWRITING    POLICYHOLDER BENEFITS AND
                                     AND OPERATING EXPENSES      DIVIDENDS TO POLICYHOLDERS
                                    -------------------------    --------------------------
                                                    RATIO TO                      RATIO TO
                INSURANCE                          INSURANCE                     INSURANCE
              PREMIUMS (a)(b)       AMOUNT(b)       PREMIUMS     AMOUNT(b)        PREMIUMS
              --------------        ---------       --------     ---------        --------
       2002       $68,211            $31,403         46.0%        $79,320           116.3%
       2001        53,963             24,080         44.6          63,253           117.2
       2000        53,452             22,551         42.2          63,693           119.2
       1999        59,320             22,563         38.0          68,043           114.7
       1998        59,154             23,580         39.9          66,914           113.1

      (a)   After premiums ceded to reinsurers.
      (b)   Dollars in thousands.

Conversion expenses from two acquisitions in 1997, as well as increases in accident and health benefits, were the primary reasons for the 1999 increases in policyholder benefits. During 2000, accident and health premiums and claims decreased as discussed above due to the cancellation of major portions of the group dental and major medical business; however, due to the costs associated with launching a domestic ordinary life sales program and the administrative costs of managing the run-off of the cancelled accident and health business, the ratio of expenses to premiums increased. During 2001, the decrease in lapses and surrenders combined with the decrease in accident and health claims offset increased commissions and administration expenses, resulting in a decrease in the ratio of benefits to premiums and an increase in the ratio of expenses to premiums. During 2002, increased new life revenues and increased accident and health premiums attributable to the acquisition of Combined and Lifeline offset by increased lapses and surrenders, accident and health claims, and commissions and administration expenses related to the conversion of Combined and Lifeline resulted in decreases in the ratio benefits to premiums and increases in the ratio of expenses to premiums.

                                    TABLE V

The following table sets forth changes in the face amount new life insurance business produced between participating and nonparticipating policies.

                                          PARTICIPATING              NONPARTICIPATING
                TOTAL NEW           -----------------------      -------------------------
               BUSINESS (a)         AMOUNT (a)      PERCENT      AMOUNT (a)        PERCENT
               ------------         ----------      -------      ----------        -------
       2002      $410,352            256,476         64.7%        144,876            35.3%
       2001       346,132            235,847         68.1         110,285            31.9
       2000       327,753            217,303         66.3         110,450            33.7
       1999       287,238            180,800         62.9         106,438            37.1
       1998       311,331            222,496         71.5          88,835            28.5

      (a)   Dollars in thousands.

The significant changes in 1999 were due to the volume of non-participating credit life business produced by an acquisition. During 2000 and 2001, the percentage of participating new business grew due to the mix of products issued. Although new international life sales continued to grow in 2002, the percentage of participating new business decreased due to the fact that most new life products sold were non-participating.

                                    TABLE VI

The following table sets forth changes in the face amount new life insurance business issued according to policy types.

                                         WHOLE LIFE
                                        AND ENDOWMENT                      TERM                         CREDIT
                   TOTAL NEW      ------------------------      ------------------------       -----------------------
                 BUSINESS (a)     AMOUNT (a)       PERCENT      AMOUNT (a)       PERCENT       AMOUNT (a)      PERCENT
                 ------------     ----------       -------      ----------       -------       ----------      -------
       2002       $410,352         $289,976         70.7%        $80,342           19.5%        $40,034          9.8%
       2001        346,132          238,765         69.0          71,900           20.8          35,467         10.2
       2000        327,753          220,691         67.3          56,747           17.3          50,315         15.4
       1999        287,238          183,726         64.0          43,607           15.2          59,905         20.8
       1998        311,331          224,918         72.2          51,531           16.6          34,882         11.2

      (a)   Dollars in thousands.

 The decline in 1999 whole life production related to the disruption in our international market previously discussed. In 2000, new life sales measured in paid annualized premiums increased 21.4%. In 2001, new life sales measured in paid annualized premiums increased 14.9%. In

2002, new life sales measured in paid annualized premiums increased 17.7% due to acquisitions and internal growth.

                                   TABLE VII

The following table sets forth deferred policy acquisition costs capitalized and amortized compared to new business life insurance issued.


                                      DEFERRED POLICY
                 TOTAL NEW           ACQUISITION COSTS
                 BUSINESS     ------------------------------
                 ISSUED (a)   CAPITALIZED (a)  AMORTIZED (a)
                 ----------
       2002      $410,352         $14,423         $10,039
       2001       346,132          11,112           8,568
       2000       327,753          10,056           8,522
       1999       287,238           9,287          10,029
       1998       311,331           7,942           7,790

      (a)   Dollars in thousands.

Amortization expense in 1999 and 2002 increased due to higher surrender activity while the decreases in 2001 and 2000 were due to improved persistency . The increase in capitalized costs since 1998 is related to the increase in new business issued.

                                   TABLE VIII

The following table sets forth net investment income from our investment portfolio.

                                                          RATIO OF NET
                                                        INVESTMENT INCOME
                 MEAN AMOUNT OF     NET INVESTMENT       TO MEAN AMOUNT
                INVESTED ASSETS       INCOME (a)     OF INVESTED ASSETS (a)
                ---------------       ----------     ----------------------
       2002       $216,352,206       $14,251,907              6.6%
       2001        200,449,569        13,296,481              6.6
       2000        184,270,944        12,550,754              6.8
       1999        175,305,342        11,636,940              6.6
       1998        169,461,908        11,279,125              6.7


      (a) Does not include realized and unrealized gains and losses on investments.

During 2000, the Company terminated its outside investment manager and changed the mix of new investments, resulting in improved performance for the year. During 2001, the significant decrease in yields in the bond market caused the return on invested assets to drop slightly. During 2002 the Company was able to maintain its investment yield by continuing to place less emphasis on government guaranteed pass-through instruments and more emphasis on investments in callable instruments issued by U.S. Government agencies.

      (c)   NARRATIVE DESCRIPTION OF BUSINESS

            (i)   BUSINESS OF CITIZENS

                  Our principal business is that of an insurance holding company. Through our subsidiaries, we offer life and accident and health insurance. Additionally, we provide management services to our subsidiaries under management services agreements. At December 31, 2002, we had approximately 100 full time equivalent employees. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

            (ii)  BUSINESS OF CICA

                  CICA is our primary insurance subsidiary and 85% of our revenues are derived from its operations. Historically, CICA's revenues have been from life insurance premiums and revenues from investments. CICA is a Colorado-domiciled life insurance company marketing primarily ordinary whole-life products on an international basis through marketing companies. Additionally, it offers specialty individual accident and health policies, and credit life insurance policies, as well as ordinary whole life insurance products, to U.S. residents. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  During the year ended December 31, 2002, 92.1% of CICA's premium income was attributable to life, endowment and term insurance, 7.4% to accident and health insurance, and .5% to individual annuities. During the year ended December 31, 2001, 90.2% of CICA's premium income was attributable to life, endowment and term insurance, 9.4% to accident and health insurance, and 0.4% to individual annuities. Of the life policies in force at December 31, 2002 and 2001, 43.0% and 46.1%, were non-participating and 57.0% and 53.9%, respectively, were participating.

                  From 1987 to 1997, CICA offered a series of participating whole life policies designed for international markets. Beginning January 1, 1998, CICA introduced a new series of policies to replace the policies then offered. Ten plans make up this series and, like those previously sold, are designed for the international market. These plans, while are non-participating, maintain many of the features of the previous series and incorporate several new enhancements, such as terminal illness protection as well as dismemberment provisions.

                  Additionally, in 1997, CICA began offering specialty individual accident and health products as well as ordinary whole life policies to residents of the United States. The sale of these products is focused in Oklahoma, Louisiana and Mississippi.

                  CICA has developed a domestic ordinary whole life sales program which has been marketed primarily in rural Texas. Sales to date have been insignificant. In 2002, CICA retained new marketing management for this program. We intend to expand sales efforts beyond Texas to other states in which CICA is licensed and believe that our recent acquisitions should augment this program.

                  CICA's underwriting policy requires a medical examination of applicants for ordinary insurance in excess of certain prescribed limits. These limits are graduated according to the age of the applicant and the amount of insurance. Generally, the maximum amount of ordinary life insurance issued domestically without a medical examination is $200,000 for ages 0 through

                  35; $100,000 for ages 36 through 45; $50,000 for ages 46
                  through 50; $15,000 for ages 51 through 55; and $10,000 for ages 56 and over. Non-United States applicants ages 0 through 39 can obtain up to $150,000 of insurance without a medical examination. Medical examinations are required of all non-United States applicants aged 40 and over. The supplemental accident and health policies sold in the United States have only minimal, field underwriting.

                  On life policies, CICA's maximum coverage on any one life is not limited by our policy. However, CICA reinsures the amount of coverage, which is in excess of its retention policy. See "Business of CICA - Reinsurance." CICA does not accept substandard risks above Table 6 (generally policyholders who cannot qualify for standard ordinary insurance because of past medical history).

                  CICA has $32.6 million of insurance in-force on individuals that are classified as substandard risks, the majority of such business having been acquired in the purchase of other companies. Management believes the exposure to loss as a result of insuring these individuals is minimal, since the premiums are increased to cover the nature of the risk, additional reserves are established, and the amount of this insurance represents approximately 1.0% of the total insurance in-force.

                  GEOGRAPHICAL DISTRIBUTION OF BUSINESS

                  CICA makes available ordinary whole-life insurance products to residents of foreign countries worldwide. Premium income from non-U.S. residents accounted for approximately 84.5%, 82.4% and 82.7% of total CICA premiums for the years ended December 31, 2002, 2001 and 2000, respectively.

                  Areas representing more than 10% of CICA's total premiums for the years ended December 31, 2002, 2001 and 2000 were:
                  Argentina - 19.4%, 23.3% and 27.7%; Columbia - 25.1%, 21.9%
                  and 20.2%; and Uruguay - 8.0%, 10.2% and 11.8%, respectively.

                  The following table sets forth the composition of CICA's total yearly premium income by geographic area for the years indicated.

                     AREA                   2002        2001        2000
                     ----                   ----        ----        ----
                  Oklahoma                  3.5%        4.6%        5.2%
                  Texas                     4.9%        4.2%        4.4%
                  Mississippi               3.0%        4.0%        2.8%
                  Louisiana                  .9%        1.1%        1.1%
                  All Other States          3.2%        3.7%        3.8%
                  Foreign                  84.5%       82.4%       82.7%

                  The whole life policies accepted by CICA on high net worth residents of foreign countries have an average face amount of approximately $66,000 and are issued primarily to individuals in the top 5% of the population in terms of household income. CICA has neither offices nor employees overseas. It accepts applications for international insurance policies submitted by several outside marketing firms and consultants in these markets with whom CICA has non-exclusive contracts. These firms and consultants specialize in marketing life insurance products to citizens of foreign countries and have many years of experience marketing life insurance products. The outside firms provide recruitment, training and supervision of their managers and associates in the placement of dollar-denominated life insurance products; however, all associates of these firms contract directly with CICA and receive their compensation from CICA. Accordingly, should the arrangement between any outside marketing firm and CICA be canceled for any reason, CICA believes it could continue suitable marketing arrangements with the associates of the outside firms without appreciable loss of present and future sales, as it has done in the past. There is, however, always a risk that sales could decrease. CICA's standard agreement with individual consultants provides that the consultant is the representative of the prospective insured. CICA's standard contract with outside marketing firms provides that the firm has the responsibility for recruiting and training its associates and is responsible for all of its overhead costs including the expense of contests and awards. These firms guarantee any debts of their marketers and their associates. In consideration for the services rendered, the marketing firms receive a fee on all new policies placed by them or their associates. See "Business of CICA - Commissions." CICA's contracts with both outside marketing firms and consultants provide that any party may terminate the contracts for various causes at any time or upon 30 days' notice.

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

                  MARKETING OPERATIONS

                  CICA holds licenses to do business in 15 states and accepts applications for consideration from any foreign country. CICA's marketing operations are conducted by outside consultants, with 2,445 individuals contracted at December 31, 2002 and 1,838 at December 31, 2001 and 1,302 individuals at December 31, 2000.

                  COMMISSIONS

                  CICA's insurance consultants are independent contractors, responsible for their respective expenses, and are compensated on a percentage of premium basis. Percentage amounts paid to insurance consultants on individual term, annuity and accident and health insurance are substantially less than the levels paid for individual ordinary life insurance. With respect to CICA's contracts with outside marketing firms, these firms receive overriding first year and renewal commissions on business written by their associates under their supervision, and all marketing expenses related thereto are included in the above percentages.

                  RESERVES

                  CICA establishes actuarial reserves as liabilities to meet obligations on all outstanding policies. Reserves and deferred acquisition costs are prepared in conformity with the American Academy of Actuaries Committee on Financial Reporting Principles and accounting principles generally accepted in the United States of America. In determining such reserves CICA used the 1955 to 1960, 1965 to 1970, and 1975 to 1980 Select and Ultimate Mortality Tables with interest rates at 4% or in a range graded from 9% to 5% with recent issues reserved at 7% graded to 6 1/2%. Withdrawal assumptions are based primarily on actual historical experience. Statutory reserves are used for paid-up life business. Claims reserves include an amount equal to the expected benefit to be paid on reported claims in addition to an estimate of claims that are incurred but not reported based on actual historical experience. CICA engaged an outside consulting actuary to assist in the calculation of its reserves prepared in accordance with Generally Accepted Accounting Principles.

                  REINSURANCE

                  CICA assumes and cedes insurance with other insurers, reinsurers and members of various reinsurance pools. Reinsurance arrangements are utilized to provide greater diversification of risk and minimize exposure on larger risks.

                        (a)   INSURANCE CEDED

                  CICA has historically retained $75,000 of risk on any one person. Effective January 1, 2001, this amount was increased to $100,000 based upon CICA's capital growth. As of December 31, 2002, the aggregate amount of life insurance ceded amounted to $141,549,000, or 5.3%, of total direct and assumed life insurance in-force, and was $204,989,000 or 7.2% in 2001. CICA is contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations reinsured.

                  As of December 31, 2002, CICA had in effect automatic reinsurance agreements with reinsurers that provide for cessions of ordinary insurance from CICA. These treaties provide for both automatic and facultative reinsurance of standard and substandard risks ceded to them by CICA for life, accident and health and supplemental benefits above CICA's retention limit on a yearly renewable term, or coinsurance basis.

                  Treaties with Employers Reassurance (ERC) and Businessmen's Assurance (BMA) historically have been the primary vehicles utilized by CICA for its international business. The treaties were structured in such a way as to allow

                  CICA to "self administer" the cessions on a reduced cost basis. During 1995, a third carrier was added as a principal reinsurer, Riunione Adriatica di Sicurta, of Italy (RAS). American United Life Insurance Company (AUL) replaced RAS in 2000.

                  The ERC and BMA agreements provide that for risks reinsured in specified countries, 70% of each risk in excess of CICA's retention will be ceded to ERC and 30% to BMA. The RAS agreement provides that on risks reinsured in specified countries, 100% of the risk in excess of CICA's retention was ceded to RAS. AUL's treaty provided for the same share of business that RAS previously reinsured. CICA paid premiums to ERC, BMA and AUL on an annual basis and is responsible for the production of the reporting monthly and annually to ERC and BMA to allow proper accounting for the treaties. The RAS agreement contained similar terms.

                  The cessions were on a yearly renewable term basis and were automatic over the Company's retention up to $280,000 for ERC, $120,000 for BMA and $400,000 for AUL, after which the reinsurance is subject to a facultative review by the reinsurers. At December 31, 2002, CICA had ceded $64,904,000 in face amount of insurance to ERC, $32,429,000 to RAS, $19,106,000 to BMA and $21,851,000 to AUL under these agreements.

                  In late 2002, AUL notified CICA that it would no longer be accepting new reinsurance business effective January 1, 2003, as a result of being purchased by ERC, who is owned by General Electric. Prior to 2003 AUL reinsured one group of countries, while BMA and ERC shared the coverage of the remaining countries. The new arrangement provides for companies to share in a pool of business.

                  Optimum Re Insurance Company of Dallas, Texas received 25% of the reinsurance pool of all countries. The other two reinsurers, Converium, of Germany, and Worldwide Reassurance, of England, were given 20% and 55% of the reinsurance pool, respectively.

                  Each of these last two reinsurers are unauthorized reinsurers in the state of Colorado. However, they have agreed to provide a letter of credit issued by a U.S. Bank in the amount of any liabilities they may incur under this agreement. A reinsurance treaty with Swiss Re Life & Health America, Inc. (Swiss Re) covers all of CICA's accidental death insurance supplementing its life insurance policies. These cessions are on a yearly renewable term basis and occur automatically if total accidental death benefits known to CICA are less than $250,000 or otherwise on a facultative review basis. At December 31, 2002, CICA had ceded $1.1 billion in face amount of business to Swiss Re under this treaty.

                  CICA monitors the solvency of its reinsurers to minimize the risk of loss in the event of a failure by one of the parties. The primary reinsurers of CICA are large, well capitalized entities.

                        (b)   INSURANCE ASSUMED

                  At December 31, 2002, CICA had in-force reinsurance assumed as follows:

                                                                   TYPE OF                  AMOUNT
                                                                   BUSINESS               IN-FORCE AT
                    NAME OF COMPANY                LOCATION        ASSUMED                END OF YEAR
                    ---------------                --------        -------                -----------
                  Prudential Insurance             Newark,
                  Company (Prudential)           New Jersey       Group Life              $318,142,000

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

                  INVESTMENTS

                  State insurance statutes prescribe the quality and percentage of the various types of investments which may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate and mortgage loans within certain specified percentages. CICA's invested assets at December 31, 2002 were distributed as follows: fixed maturities - 89.3%, equity securities .1%, mortgage loans - .3%, policy loans - 10.2% and other long-term investments - .1%. CICA did not foreclose on any mortgage loans in 2002. The investment policy of CICA is consistent with the provisions of the Colorado Insurance Code.

                  At December 31, 2002, 92.1% of CICA's investments in fixed maturities were comprised of U.S. Treasury securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage-backed securities, compared to 90.8% at December 31, 2001. Of these mortgage-backed securities, all were guaranteed by U.S. government agencies or corporations that are backed by the full faith and credit of the U.S. government or that bear the implied full faith and credit of the U.S. government.

                  REGULATION

                  Our insurance company subsidiaries are subject to regulation and supervision by the insurance department of each state or other jurisdiction in which it is licensed to do business. These departments have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of marketing persons, the approval of policy forms, the advertising and solicitation of insurance, the form and content of mandatory financial statements, the reserve requirements, and the type of investments which may be made. Our insurance subsidiaries are required to file detailed annual reports with each such insurance department, and its books and records are subject to examination at any time. In accordance with state laws and the rules and practices of the National Association of Insurance Commissioners, our insurance subsidiaries are examined periodically by examiners of its domiciliary state and by representatives (on an "association" or "zone" basis) of the other states in which it is licensed to do business. An examination of CICA was concluded in 1998 for the five years ended December 31, 1996, by a public accounting firm under contract with and supervision by the Colorado Division of Insurance. An examination of CICA as of December 31, 2001, was initiated by Colorado in November, 2002 and is expected to conclude in early 2003. CICA is audited annually by an independent public accounting firm.

                  Various states, including Colorado, have enacted "Insurance Holding Company" legislation, which requires the registration and periodic reporting by insurance companies which control, or are controlled by, other corporations or persons. Under most of such legislation, control is presumed to exist with the ownership of ten percent or more of an insurance company's voting securities. We are subject to such regulation and have registered under such statutes as a member of an "insurance holding company system." The legislation typically requires periodic disclosure concerning the transactions between the registered insurer, the ultimate controlling party, and all affiliates and subsidiaries of the ultimate controlling party, and in many instances requires prior approval of intercorporate transfers of assets (including in some instances payment of dividends by the insurance subsidiary) within the holding company system.

                  Since we do not physically conduct business in countries outside the U.S. but rather accept applications for consideration from overseas marketers, we are not subject to regulation in countries where most of our insureds are residents. We view the prospect of such regulation as remote because obtaining insurance through application by mail outside of one's country is a common practice in many foreign countries, particularly those where CICA's insureds reside.

                  COMPETITION

                  The life insurance business is highly competitive, and we compete with a large number of stock and mutual life companies both internationally and domestically as well as from financial institutions which offer insurance products. We compete with 1,500 to 2,000 other life insurance companies in the United States, some of which we also compete with internationally. We believe that our premium rates and policies are generally competitive with those of other life insurance companies selling similar types of ordinary whole-life insurance, many of which are larger than us.

                  A large percentage of our first year and renewal life insurance premium income during the last five years came from the international market. See "Business of

                  CICA - Geographical Distribution of Business." Management believes we are a significant competitor in the non-U.S. market and attributes our market position to the expertise of management, the uniqueness of our life insurance products and the competitiveness of our pricing methods.

                  Given the significance of our international business, the variety of markets in which we make ordinary whole-life insurance available and the impact that economic changes have on these foreign markets, it is not possible to ascertain our competitive position.

                  Our international marketing plan stresses making available dollar-denominated whole life insurance products to high net worth individuals residing in foreign countries and the sale of individual, whole life and supplemental accident and health products to United States residents.

                  We face offshore competition from numerous American life insurance companies that also sell U.S. dollar denominated policies to non-U.S. citizens, with no one company being dominant in the market. Some companies may be deemed to have a competitive advantage due to histories of successful operations and large agency forces. Management believes that its experience, combined with the special features of its unique policies, allows us to compete effectively in pursuing new business.

                  We compete indirectly with non-U.S. companies, particularly with respect to Latin American companies. Since our premiums must be paid in U.S. dollars drawn on U.S. banks, and we pay claims in U.S. dollars, we have a different clientele and product than foreign-domiciled companies. Our product is usually acquired by persons in the top 5% of income of their respective countries. The policies sold by foreign companies are offered broadly and are priced based on the mortality of the entire populace of the respective geographic region. Because of the predominance of lower incomes in most of these countries, the mortality experience tends to be very high on the average, causing mortality charges which are considered unreasonable based on the life mortality experience of the upper five percent of income of the population.

                  Additionally, the assets that back up the policies issued by foreign companies are invested in the respective countries, and thus, are exposed to the inflationary risks and economic crises that historically have impacted many foreign countries. Another reason that we experience an advantage is that many of our policyholders desire to transfer capital out of their countries due to the perceived financial strength and security of the United States.

                  With respect to our block of accident and health insurance we compete with many insurance companies as well as with voluntary and government-sponsored plans for meeting hospitalization and medical expenses such as Blue Cross/Blue Shield, "Medicare" and "Medicaid." Future expansion of such programs or the establishment of additional government health programs could adversely affect the future of our accident and health insurance business, most of which we acquired in the acquisition of other companies.

                  FEDERAL INCOME TAXATION

                  CICA is a "small company" as that term is defined in Section 806 of the Internal Revenue Code (the "Code"). As such, CICA qualifies for a special small company deduction (generally equal to 60% of "tentative life insurance company taxable income"), which serves to decrease significantly the amount of tax, which might otherwise have to be paid.

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

                  (III) BUSINESS OF CILIC

                  CILIC is an Illinois domiciled life insurer admitted to do business in four states. Dormant for several years, CILIC services a closed block of life insurance policies. At December 31, 2002, CILIC had assets of $3.2 million and annual revenues of $191,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  (IV)  BUSINESS OF COMBINED

                  Combined is a Texas-domiciled life and accident and health insurer offering life and accident and health products primarily to residents of the Southern United States. Combined is licensed in the states of Alabama, Arizona, Arkansas, Florida, Louisiana, Mississippi, Missouri, Montana, New Mexico, Oklahoma, Texas and Virginia. The majority of Combined's business is concentrated in Texas (62.1%), Oklahoma (22.7%) and Louisiana (5.4%). At December 31, 2002 Combined had assets $27.7 million and 2002 revenues of $10.5 million since being acquired by us on March 19, 2002. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  As of December 31, 2002, Combined had $68,947,000 of life insurance in force, of which $7,061,000 was reinsured. The maximum retention on any one life is $30,000. All of the accidental death benefit coverage is reinsured. As of December 31, 2002, Combined also had $12,435,524 (in premiums) of accident and health insurance in force (including $412,728 of group business).

                  Combined operates as a stipulated premium company under Texas law. Life and accident and health policies are primarily sold by licensed general agents. In addition, individuals may also be issued licenses to act as an agent and sell only life insurance not to exceed $15,000 on any one life after receiving certification from Combined that the individual has completed a course of study and instruction on life insurance and fixed annuities and passed, without aid, a written examination. None of these agents or individuals licensed to act as an agent has underwriting authority. The commissions paid are believed by management to be competitive with commissions paid by other life and accident and health insurance companies in the states in which Combined is licensed to operate. Combined is aware that there is considerable competition for obtaining qualified agents and that it competes with well-established insurance companies for agents to sell its policies. Combined also recruits agents from among persons who are not now engaged in the selling of life and accident and health insurance, and Combined trains such agents. Combined primarily sells through brokers and those agents possibly could sell other companies' policies that are similar in some respects to Combined's policies. This arrangement is common with companies that primarily sell through managing and personal producing general agents.

                  Since its acquisition on March 19, 2002, 85.1% of Combined's premium income was from accident and health business and 14.9% was from life business.

                  INVESTMENTS

                  Combined invests and reinvests certain of its reserves and other funds. The investments of Combined are limited as to type and amount by the Texas insurance laws which are designed to insure prudent investment policies.

                  The investment of capital, paid-in and operating surplus and other funds of insurers organized under the laws of the State of Texas is specified by the Texas Insurance Code. These statutes include general and specific limitations on investments, records of investments and other matters. The Texas insurance law regulating investments and other aspects of the management of insurance companies is designed primarily for the protection of the policyholders rather than investors.

                  The administration of Combined's investment portfolio is handled by management, with all trades approved by a committee of the Board of Directors. The guidelines used require that bonds, both government and corporate, are of high quality and comprise a majority of the investment portfolio. The assets selected are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for Combined to meet its policyholder obligations. The type, quality and mix will allow Combined to compete in the life insurance and accident and health marketplace and to provide appropriate interest margins.

                  Of Combined's investments at December 31, 2002, 97.4% were in bonds with the remaining 2.6% invested in common and preferred stocks. With respect to the invested bonds, 88.7% were invested in U.S. Treasury securities and obligations of U.S. Government corporations and agencies with the remaining 11.3% invested in corporate securities.

                  REINSURANCE

                  As is customary among insurance companies, Combined reinsures with other companies portions of the life and accident and health insurance risks it will underwrite. The primary purpose of reinsurance agreements is to enable an insurance company to reduce the amount of risk on any particular policy and, by reinsuring the amount exceeding the maximum amount the insurance company is willing to retain, to write policies in amounts larger than it could without such agreements. Even though a portion of the risk may be reinsured, Combined remains liable to perform all the obligations imposed by the policies issued by it and is liable if its reinsurer should be unable to meet its obligation under the reinsurance agreements. Combined's life insurance is being ceded through reinsurance agreements with Businessmen's Assurance Company
                  (BMA), Kansas City, Missouri. At December 31, 2002, Combined had ceded $7,061,000 in face amount to BMA. Combined also has reinsurance agreements with Optimum Reinsurance Company, Dallas, Texas and Associates Accident and Health Reinsurance Company, Plymouth Meeting, Pennsylvania, providing coverage of claims in excess of various amounts on several of its accident and health policies. Approximately $386,000 in premiums was ceded under these agreements in 2002.

                  RESERVES

                  Combined establishes actuarial reserves as liabilities to meet obligations on all outstanding policies. Reserves and deferred acquisition costs are prepared in conformity with the American Academy of Actuaries Committee on Financial Reporting Principles and accounting principles generally accepted in the United States of America. In determining such reserves Combined used the 1975 to 1980 Select and Ultimate Mortality Tables with interest rates at 6%. Withdrawal assumptions are based primarily on actual historical experience. Statutory reserves are used for paid-up life business. Claims reserves include an amount equal to the expected benefit to be paid on reported claims in addition to an estimate of claims that are incurred but not reported based on actual historical experience. Combined engaged an outside consulting actuary to assist in the calculation of its reserves prepared in accordance with Generally Accepted Accounting Principles.

                  (V)   BUSINESS OF LIFELINE

                  Lifeline is a Texas domiciled life and accident and health insurer admitted to do business in two states. It primarily services a block of accident and health insurance policies and a smaller block of life policies. At December 31, 2002, Lifeline had assets of $4.9 million and annual revenues of $780,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  (VI)  BUSINESS OF EXCALIBUR

                  Excalibur is an Illinois-domiciled life insurer. It services a small block of ordinary life insurance. At December 31, 2002, Excalibur had assets of $3.3 million and annual revenues of $190,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  (VII) BUSINESS OF CTI

                  CTI is a wholly owned subsidiary of CICA and engages in the business of providing data processing services and acquisition and leasing of furniture and equipment for its parent as well as data processing services and software to other companies. Pursuant to an Information Systems Management and Services Contract dated October 1, 1991, and subsequently amended, CTI provides data processing services to the Company for a fixed fee of $85,000 per month. As of and for the year ended December 31, 2002, CTI's total assets were approximately $637,000 and revenues were $1.1 million. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  (VIII) BUSINESS OF III

                  III is a wholly owned subsidiary of CICA and engages in the business of providing aviation transportation for the Company. As of and for the year ended December 31, 2002, III's total assets were $1.4 million and revenues were $90,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  (IX)  BUSINESS OF FHA

                  FHA owns and operates a funeral home in Baker, Louisiana. At December 31, 2002, FHA had total assets of $590,000 and total annual revenues of $582,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

ITEM 2.           DESCRIPTION OF PROPERTIES

                  We own our principal office in Austin, Texas, consisting of an 80,000 square foot office building. Approximately 55,000 square feet is occupied or reserved for our operations with the remainder of the building being leased to a single tenant under a multi-year lease.

                  We also own a 6,324 square foot funeral home in Baker, Louisiana with a total cost of $527,000. This facility, acquired as a result of a 1995 acquisition, is owned and operated by FHA.

ITEM 3.           LEGAL PROCEEDINGS

                  On July 31, 2002, class action certification was granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 style Delia Bolanos Andrade, et al v. Citizens Insurance Company of America, Citizens, Inc.,

                  Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies sold to certain non-U.S. residents by CICA are securities and were sold in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who made premium payments since August 1996 and assigned policy dividends to a trust for the purchase of our Class A common stock. The remedy sought is rescission of the insurance premium payments. The district court's class certification order was appealed to the Third Court of Appeals in Austin, Texas and oral arguments were heard in February, 2003. A ruling from the appellate court is expected by mid 2003. We believe the Plaintiff's claim under the Texas Securities Act is not appropriate for class certification and does not meet the legal requirements for class action treatment under Texas law. Should the Third Court of Appeals rule against us, the case would be further appealed to the Texas Supreme Court. Recent decisions from the Texas Supreme Court indicate a more defense-oriented approach to class certification cases, especially in class action cases encompassing claimants from more than one state or jurisdiction.

                  We expect the Texas appellate courts will ultimately rule in our favor, decertify the class and remand the matter to district court for further action. It is our intention to vigorously defend the request for class certification, as well as to vigorously defend against the individual claims. During the time of the appeal, the district court proceedings will be stayed. We are unable to determine the potential magnitude of the claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although we would expect significant costs relating to any final class action judgment.

                  In addition, from time to time we are a party to various legal proceedings incidental to our business. Management does not expect the ultimate resolution of these legal proceedings to have a material adverse impact on our results of operations or financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to our shareholders during the fourth calendar quarter of 2002.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

                  Our Class A common stock was listed and began trading on the New York Stock Exchange (NYSE) on August 22, 2002, under the symbol CIA. Prior to that date, it traded on the American Stock Exchange (AMEX). The high and low prices per share as reported by the AMEX and NYSE are shown below. These prices have been adjusted to reflect a 15% stock dividend paid in 2002.

                                               2002                     2001
                                               ----                     ----
                  QUARTER ENDED          HIGH         LOW         HIGH         LOW
                  -------------          ----         ---         ----         ---
                  March 31           $   11.30    $   8.64    $    6.09    $   5.26
                  June 30                13.25        8.00         6.61        5.44
                  September 30           13.20        5.71         9.04        5.40
                  December 31             9.24        6.68        11.57        7.65

                  As of December 31, 2002, the approximate number of record owners of our Class A common stock was 21,000. Management estimates the number of beneficial owners to be approximately 70,000.

                  On June 1, 2002, we paid a 15% stock dividend to holders of record as of May 1, 2002. The dividend resulted in the issuance of 4,162,414 Class A shares (including 333,873 shares in treasury) and 106,656 Class B shares.

                  We have not paid cash dividends in any of the past five years and do not expect to pay such in the forseeable future. For restrictions on the present and future ability to pay dividends, see Note 6 of the "Notes to Consolidated Financial Statements."

                  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                  We do not maintain any equity compensation plans or arrangements. Thus, we do not have any securities authorized for issuance under these types of plans, nor have we issued any options, warrants or similar instruments to purchase any of our equity securities.

ITEM 6.           SELECTED FINANCIAL DATA

                  The table below sets forth, in summary form, selected data of the Company. This data, which is not covered in the report of our independent auditors, should be read in conjunction with the consolidated financial statements and notes which are included elsewhere herein. The per share amounts have been adjusted retroactively for all periods presented to reflect the 7% common stock dividends paid on December 31, 1999 and December 31, 2000, and a 15% stock dividend paid on June 1, 2002, respectively.

                                                                     YEAR ENDED DECEMBER 31,
                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                              ------------------------------------
                                                    2002         2001         2000         1999         1998
                                                    ----         ----         ----         ----         ----
                  NET OPERATING REVENUES          $ 83,004     $ 67,647     $ 66,678     $ 71,877     $  72,685
                  NET INCOME (LOSS)               $  4,254     $  3,963     $  2,053     $  1,271     $  (6,721)
                  NET INCOME (LOSS) PER SHARE     $    .14     $    .14     $    .07     $    .04     $    (.24)
                  TOTAL ASSETS                    $326,291     $282,086     $267,842     $255,485     $ 253,384
                  NOTES PAYABLE                   $     --     $     --     $     --     $     --     $     333
                  TOTAL LIABILITIES               $224,499     $199,364     $190,529     $183,218     $ 178,480
                  TOTAL STOCKHOLDERS' EQUITY      $101,792     $ 82,722     $ 77,313     $ 72,267     $  74,904
                  BOOK VALUE PER SHARE            $   3.41     $   2.86     $   2.68     $   2.51     $    2.66

      See Part I (a) and (b), and Item 7 - Management's Discussion and Analysis, for information that may affect the comparability of the financial data contained in the above table.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  ACQUISITIONS

                  On March 19, 2002, we acquired all the outstanding shares of Combined Underwriters Life Insurance Company ("Combined") and Lifeline Underwriters Life Insurance Company ("Lifeline"), two Texas life and health insurance companies, for approximately
                  1.1 million shares of our Class A common stock. The aggregate market value of the consideration was approximately $12.0 million.

                  On February 18, 2003, we acquired all the outstanding shares of First Alliance Corporation ("First Alliance"), the parent of First Alliance Insurance Company, a Kentucky life insurer, for approximately 2.6 million shares of our Class A common stock. The aggregate market value of the consideration was approximately $17.2 million. First Alliance will continue to operate from its offices in Lexington, Kentucky.

                  On March 7, 2003, we entered into a Plan and Agreement of Merger with Mid-American Alliance Corporation ("Mid-American") a Missouri holding company, whereby we will acquire all of the outstanding shares of Mid-American for shares of our Class A common stock. The transaction values Mid-American's shares at $1.35 each and our Class A shares based on the average closing price for the 20 trading days preceding closing. Closing is expected in mid 2003.

                  Management believes that the acquisitions should enhance premium income and total revenue and augment our domestic marketing program. The marketing operations of these companies continue to write whole life insurance and supplemental accident and health products that have historically been the foundation of their business.

                  RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                  Net income of $4,254,217 or $.14 per share was earned during 2002, compared to net income of $3,963,113 or $.14 per share for 2001 and net income of $2,052,741 or $.07 per share in 2000. The acquisitions of Combined and Lifeline increased net income for 2002 by approximately $576,000. Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", was adopted by us on January 1, 2002 and changed the accounting for goodwill and intangibles, as discussed below. Had SFAS No. 142 been adopted in 2001 and 2000, pro forma net income would approximate $4,866,000 ($.17 per share) and $3,018,000 ($.10 per share), respectively, for the years ended December 31, 2001 and 2000. Increased production of new business coupled with a 7.2% increase in net investment income and the change in amortization of goodwill and intangibles contributed to the increased earnings in 2002.

                  Total revenues for 2002 were $83,003,898 compared to $67,646,824 in 2001, an increase of 22.7%. In 2000 revenues were $66,678,116. The acquisitions of Combined and Lifeline increased 2002 revenues by $11,270,166. The 2002 increase in revenues compared to 2001 was due primarily to a 17.7% increase in new life revenues (measured in paid annualized premiums), a 4.5% increase in renewal life premiums, a 166.3% increase in accident and health premiums and a 7.2% increase in net investment income. The increase in new revenues was due to increases of the number of marketing consultants submitting business to us as well as the expansion of countries from which applications have been received, while the increase in accident and health sales relates to Combined and Lifeline. The increase in 2001 over 2000 revenues was due primarily to a 14.9% increase in new life sales, a 3.4% increase in renewal life premiums and a 5.9% increase in net investment income that offset a 30.1% decrease in accident and health premiums. The increase in new life revenues in 2001 was due to broader penetration of existing markets.

                  Premium income increased by 26.4% from $53,962,937 in 2001 to $68,210,881 in 2002. Premium income increased by 1.0% from $53,451,853 in 2000 to $53,962,937 in 2001. The 2002 increase was comprised of a $5,767,541 increase in life premiums and an $8,414,123 increase in accident and health premiums. The March 2002 acquisitions of Combined and Lifeline increased life premiums by $1,539,015 and accident and health premiums by $9,186,710, offsetting a $772,587 reduction in our existing book of accident and health business as a result of previous terminations and rate increases. Consistent with our practice over the past several years, Management will implement significant rate increases in supplemental non-cancelable accident and health products if loss ratios increase. This course of action will contribute to decreases in accident and health premiums. For example, during 2003, management intends to non-renew virtually all of Combined's major medical business, which accounted for approximately $2.5 million of premium revenue in 2002.

                  The 2001 revenue increase was comprised of a $2,698,500 increase in life premiums offset by a $2,175,842 decrease in accident and health premiums. Because of increases in accident and health loss ratios, management implemented significant rate increases in 1999 through 2001 on accident and health products, which caused policy cancellations and a corresponding decrease in accident and health premiums.

                  Production of new life insurance premiums by CICA measured in issued and paid annualized premiums increased 17.7% from 2001 to 2002 and 14.9% from 2000 to 2001. In addition, management initiated a domestic ordinary life sales program in late 2000 targeting rural areas. This program's initial results to date have been insignificant; however, with the recent acquisitions, coupled with new marketing management, the additional sales forces of the acquisitions should provide expanded sales efforts for our domestic marketing program. Management also believes that the acquisitions of Combined, Lifeline and First Alliance will enhance premium income and total revenue.

                  Combined had a significant amount of accident and health premiums when we acquired it. Although it continues to write specified benefit accident and health policies, management has discontinued the sale of major medical products and moved to terminate all in-force major medical business. This action will likely result in a decrease of approximately $2.5 million of annual premium revenue but management believes this course of action will enhance future profitability.

                  Net investment income increased 7.2% during 2002 to $14,251,907 from $13,296,481 during 2001. The 2001 results increased 5.9% compared to the $12,550,754 earned in 2000. The 2002 increase reflected continued expansion of our asset base. In addition, the acquisitions of Combined and Lifeline increased invested assets by $15.2 million and 2002 investment income by $528,021. The 2001 and 2000 results reflected the expansion of our asset base, and the actions taken in previous years to change the mix and duration of our invested assets to place less emphasis on government guaranteed mortgage pass-through instruments and more emphasis on investments in callable instruments issued by U.S. government agencies. During 2001 and 2002, significant decreases in interest rates occurred which slowed the growth in net investment income. As a result, we expect returns on newly invested funds to decline in the short-term. We do not believe such declines will have a materially adverse effect on our future operating results.

                  We typically avoid investments in bonds and notes at significant premiums in order to minimize the potential for loss on early calls, although we incurred a $390,000 loss on $9 million of U.S. Treasury notes which had been purchased at a large premium in late 2001 to avoid additional loss. No similar condition now exists within our bond portfolio which could result in any significant future losses. Although changes in interest rates could adversely affect the market value of our bonds, calls of such instruments would not result in material losses.

                  Policyholder dividends increased to $3,477,381 in 2002, up 5.5% over 2001 dividends of $3,294,899. The 2001 amounts increased 8.5% compared to $3,037,343 in 2000. Virtually all of CICA's policies that were sold between 1989 and 1997 were participating. Participating policies represented a majority (55.0%) of our business in-force at December 31, 2002, although the percentage of participating business has declined from approximately 91% in 1995 due to acquisitions in recent years and a shift in product mix away from participating policies to policies with endowments.

                  Claims and surrenders increased 30.6% from $29,189,132 in 2001 to $38,107,119 in 2002. In 2000 claims and surrenders were $30,370,996. The increased surrender activity relating to the current uncertain economic climate in several Latin American countries was the primary reason for the increase in claims and surrenders during 2002. The decline in claims as a result of the cancellation of a large block of accident and health business in 1999 and 2000, contributed to the 2001 improvement.

                  Death benefits increased 17.6% from $5,613,782 in 2001 to $6,599,914 in 2002. Death benefits were $5,277,284 in 2000.
                  The 2002 increase was primarily due to the impact of the above-discussed acquisitions, which increased such expense by $712,052. CICA has historically adhered to an underwriting policy which requires thorough medical examinations on all applicants who are foreign residents, except children, regardless of age or face amount of the policy applied for, including x-rays and electrocardiograms. On all policies of $150,000 or more, inspection reports are required which detail the background resources and lifestyle of the applicant. We have developed numerous contacts throughout Latin America with which our underwriters can validate information contained in applications, medical or inspection reports.

                  Accident and health benefits increased 161.0% from $3,301,341 in 2001 to $8,615,358 in 2002. Such claims were $5,158,623 in
                  2000. This increase in accident and health benefits is directly related to the acquisition of Combined and Lifeline discussed above, which generated $5,752,048 in claims, offsetting a $438,031 reduction in claims on our existing book of accident and health business. As a result of the substantial increase in accident and health claims plus an increase in loss ratios, in 1999 management cancelled a large portion of the existing blocks of this business which was acquired in prior acquisitions. This action resulted in decreases in accident and health premiums of $2,175,842 in 2001 and $1,857,282 in 2002. Additionally, significant rate increases were implemented on the accident and health business remaining in force, and management expects to continue to implement increases until such time as claims reach more reasonable levels.

                  Endowment benefits increased 6.3% from $5,389,082 in 2001 to $5,730,463 in 2002. In 2000, such expenses were $4,895,492.
                  Beginning in late 1990, CICA introduced a new series of international policies that carried an immediate endowment benefit of an amount elected by the policyowner. This endowment is factored into the premium of the policy and is paid annually. Like policy dividends, endowments are factored into the premium and as such the increase should have no adverse impact on profitability.

                  Policy surrenders increased 16.2% from $14,435,486 in 2001 to $16,777,391 in 2002. Surrenders were $14,124,514 in 2000. The current uncertain economic climate in several Latin American countries was the primary reason for the increased surrender activity. The economies in Argentina, and Venezuela in particular were in near-depressions during 2002. As such, continued increases in surrenders relating to insured's residing in these countries are expected. However, we are optimistic about the long-term prospects for these countries.

                  Other claim expenses amounted to $383,993 in 2002, $449,441 in 2001 and $915,083 in 2000. These expenses are comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits.

                  During 2002, commissions increased 21.5% to $16,339,205 from $13,444,270 in 2001. In 2000, commission expense was $12,411,053. The 2002 increase is largely attributable to the acquisition of Combined and Lifeline, whose 2002 commissions were $2,160,226. The remainder of the 2002 increase was due to the 17.7% increase in production of new life insurance premiums. The increases in 2001 occurred because of the 14.9% increased production and related increased issuance of new life policies.

                  Underwriting, acquisition and insurance expenses increased 41.6% to $15,064,065 in 2002 compared to $10,635,639 in 2001 and $10,139,539 in 2000. The 2002 increase was due in part to the acquisition of Combined and Lifeline which added $1,954,738 of these expenses in 2002. Additional 2002 expenses related to acquisition activities, costs associated with the listing of our Class A common stock on the New York Stock Exchange and other listing fees related to the acquisitions of Combined and Lifeline and the 15% stock dividend paid in June, 2002. Additionally, in May 2002, in an attempt to more efficiently manage and communicate with our independent marketing consultants, we canceled our contract with an independent international company that had served as the managing general agent for our international marketing activities since early 1997. We no longer pay an overriding commission to this former managing firm on all new business issued internationally but we now directly bear the related costs of all marketing, management and promotional activities. During 2001, we incurred overhead expenses related to acquisition activities combined with expenses incurred to continue to develop the domestic ordinary life sales program.

                  Capitalized deferred policy acquisition costs increased 30.0% from $11,112,096 in 2001 to $14,442,757 in 2002. These costs were $10,056,287 in 2000. The 2002 increase included $1,518,389 of deferred policy acquisition costs that have been capitalized by Combined and Lifeline since their acquisition. The remainder of the increase related to the 17.7% increase in new life production. The increase in 2001 reflected the 14.9% increase in sales throughout the year of whole life policies internationally. Amortization of these costs was $10,039,403, $8,568,445 and $8,521,972, respectively in 2002, 2001 and
                  2000. Most of the 2002 increase related to the increased surrender activity caused by the current uncertain economic climate in several Latin American countries.

                  Amortization of cost of customer relationships acquired, excess of cost over net assets acquired and other intangibles increased from $1,908,683 in 2001 to $2,527,996 in 2002. In
                  2000, such amortization was $1,995,660. The increase relates to the amortization of cost of customer relationships acquired with respect to the acquisition of Combined and Lifeline that amounted to $1,888,885 in 2002 that more than offset our adoption of the new Financial Accounting Standards Board's
                  (FASB) accounting statement where amortization of goodwill and other intangibles ceased since management determined that these intangibles have an indefinite life. Our analysis of goodwill and other intangibles indicated that there was no impairment as of December 31, 2002. The amortization of goodwill and other intangibles amounted to $902,610 and $965,590 for the years ended December 31, 2001 and 2000, respectively.

                  LIQUIDITY AND CAPITAL RESOURCES

                  Stockholders' equity increased from $82,721,798 at December 31, 2001 to $101,792,305 at December 31, 2002. The increase was attributable to $11,961,784 of Class A common stock issued for the acquisition of Combined and Lifeline, net income of $4,254,217 earned in 2002 and unrealized gains, net of tax, increased by $2,854,506 as of December 31, 2002 over December 31, 2001. Increases in the market value of our bond portfolio caused by higher bond prices resulted in the increase in unrealized gains.

                  We paid a 15% stock dividend on June 1, 2002 to holders of record as of May 1, 2002. A similar 7% dividend was paid on December 31, 2000 to holders of record as of December 1, 2000. Both dividends were paid using Class A and B shares that were previously authorized but unissued. The dividends had the effect of transferring $35,416,772 and $11,497,886 respectively in 2002 and 2000 from retained earnings to our common stock and treasury stock.

                  Invested assets increased to $226,008,600 at December 31, 2002 from $206,695,811 at year end 2001, an increase of 9.3%. The acquisition of Combined and Lifeline discussed above were the primary reasons for the increase adding $15.2 million to invested assets. Increases in fixed maturities available-for-sale (7.5%), fixed maturities held-to-maturity (104.4%) and policy loans (3.1%) were the primary categories of invested assets that increased. Fixed maturities are categorized into two classifications: fixed maturities held-to-maturity, which are valued at amortized cost, and fixed maturities available-for-sale which are valued at fair value. Fixed maturities available-for-sale and fixed maturities held-to-maturity were 84.9% and 5.0%, respectively, of invested assets at December 31, 2002. Fixed maturities held to maturity, amounting to $11,384,137 at December 31, 2002, consist of U.S. Treasury and U.S. government agency securities. Management has the intent and believes we have the ability to hold the securities to maturity.

                  Policy loans comprised 9.1% of invested assets at December 31, 2002 compared to 9.7% at December 31, 2001. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.

                  Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at December 31, 2002 and 2001. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2003, we intend to continue to utilize callable securities issued by Federal agencies as cash management tools to minimize excess cash balances and enhance returns.

                  In the wake of recent bankruptcy filings by large corporations, concern has been raised regarding the use of certain off-balance sheet special purpose entities such as partnerships to hedge or conceal losses related to investment activity. We do not utilize special purpose entities as investment vehicles. Nor are there any such entities which we have an investment that engages in speculative activities of any description, and we do not use such investments to hedge our investment positions. Furthermore, there are no commitments or guarantees that provide for the potential issuance of our stock.

                  Our subsidiary, CICA, owned 2,398,031 shares of our Class A common stock at December 31, 2002, and 2,085,244 shares at December 31, 2001. In our consolidated financial statements, the shares owned by CICA are combined with the other treasury shares and the aggregate treasury shares are reported at cost in conformity with U.S. GAAP.

                  We have a profit sharing plan that was effective January 1, 1978. The purpose of the plan is to provide a retirement program for the exclusive benefit of the eligible employees of the employer. The plan is designed to comply with the Employee Retirement Income Security Act of 1974 (ERISA). An employee become automatically eligible as of January 1st of the year in which the employee completes 12 months of employment and has worked at least 1,000 hours. An employee will be 100% vested after seven or more years of service. Our Board of Directors determines if a contribution will be made and the amount to be made. The contribution, if any, is allocated based upon the total number of employees participating in the plan and their years of service. We made contributions of $300,000 in 2002, $250,000 in 2001, and $200,000 in 2000. The Profit Sharing
                  Plan had net assets of $1,639,619 as of December 31, 2002, $1,266,197 as of December 31, 2001 and $1,136,850 as of
                  December 31, 2000.

                  The NAIC has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At December 31, 2002, all of the Company's insurance subsidiaries were above required minimum levels.

                  Effective January 1, 2001, the NAIC implemented codified rules for statutory accounting. These rules were approved and implemented by each state in which all of our insurance subsidiaries operations are domiciled. CICA is domiciled in Colorado, Combined and Lifeline are domiciled in Texas and CILIC and Excalibur are domiciled in Illinois. CICA follows certain Colorado state laws that differ from NAIC's codified rules. The primary difference between the Colorado statutes and the codified rules involve the establishment of a liability for future policy dividends payable. Under codification such reserve is mandated; however, Colorado has an exception if the difference between the premium charged and the mortality factor included in the premium on participating policies exceeds the reserve that would be established. Such is the case for CICA. As a result, CICA did not establish the reserve of approximately $3 million in its statutory financial statements as of and for the year ended December 31, 2002 or December 31, 2001. In Texas, codified rules must be followed unless the Commissioner of Insurance of the State of Texas permits specific practices that differ from codified rules. Combined and Lifeline have not requested explicit permission to deviate from the NAIC codified rules. In Illinois, codified rules must be followed unless the Commissioner of Insurance of the State of Illinois permits specific practices that differ from the codified rules. CILIC and Excalibur have not requested explicit permission to deviate from the NAIC codified rules.

                  CRITICAL ACCOUNTING POLICIES

                  Our critical accounting policies are as follows:

                        POLICY LIABILITIES

                  Future policy benefit reserves have been computed by the net level premium method with assumptions as to investment yields, dividends on participating business, mortality and withdrawals based upon our industry experience. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of policy liabilities and the increase in future policy benefit reserves. Management's judgments and estimates for future policy benefit reserves provide for possible unfavorable deviation.

                  We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the "lock-in concept") unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the years ended December 31, 2002, 2001 and 2000 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. The relative stability of these assumptions and management's analysis is discussed below.

                  In Table II in Item 1, the ratio of lapses and surrenders to mean life insurance in-force has varied between 4.4% to 5.1% for four of the past five years. The 2002 ratio of 7.3% relates to surrenders caused by the current uncertain economic conditions in several Latin American countries. After review of the surrender and lapse detailed information, management does not believe the 2002 increase reflects a negative trend in lapses and surrender activity but rather an aberration in the historical experience and no adjustment to persistency and lapsation assumptions are needed in the computation of future policy benefit reserves. Management believes that our conservation program whereby policyholders that are considering to surrender their policies are informed and counseled about the benefits of their policies, should return surrenders to our historical levels.

                  Table IV in Item 1 above, illustrates that during the past five years the ratio of commissions, underwriting and operating expenses to insurance premiums has ranged from 39.9% to 46.0% and the ratio of commissions, underwriting and operating expenses, policy reserves increases, policyholder benefits and dividends to policyholders to insurance premiums has ranged from 113.1% to 119.2%. Table VIII also shows that the ratio of net investment income to mean amount of invested assets has varied from 6.6% to 6.8% during the past five years. As set forth above in Management's Discussion and Analysis of Financial Condition and Results of Operations, death benefits for the years ended December 31, 2002, 2001 and 2000 were $6,599,914, $5,613,782 and $5,277,284, respectively with
                  $712,052 of the 2002 increase in death benefits related to the acquisitions of Combined and Lifeline.

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

                  We utilize the factor method to determine the amount of costs to be capitalized and the ending asset balance. The factor method is based on the ratio of premium revenue recognized for the policies in force at the end of each reporting period compared to the premium revenue recognized for policies in force at the beginning of the reporting period. The factor method ensures that policies that lapsed or surrendered during the reporting period are no longer included in the deferred policy acquisition costs calculation. The factor method limits the amount of deferred costs to its estimated realizable value, provided actual experience is comparable to that contemplated in the factors.

                  Inherent in the capitalization and amortization of deferred policy acquisition costs are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization. Over 85% of our capitalized deferred acquisition costs are attributed to first year excess commissions. The remaining 15% are attributed to costs that vary with and are directly related to the acquisition of new and renewal insurance business. Those costs generally included costs related to the production, underwriting and issuance of new business. Use of the factor method, as discussed above, limits the amount of unamortized deferred policy acquisition costs to its estimated realizable value provided actual experience is comparable to that contemplated in the factors and results in amortization amounts such that policies that lapse or surrender during the period are no longer included in the ending deferred policy acquisition cost balance.

                  A recoverability test which considers among other things, actual experience and projected future experience, is performed at least annually by third party actuarial consultants. These annual recoverability tests initially calculate the available premium (gross premium less benefit net premium less percent of premium expense) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then amortized over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of the aggregate deferred policy acquisition costs. Based upon the extensive analysis done to only capitalize expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and extensive, annual recoverability testing, management believes that our deferred policy acquisition costs and related amortization as of and for the years ended December 31, 2002, 2001 and 2000 limits the amount of deferred costs to its estimated realizable value.

                        VALUATION OF INVESTMENTS IN FIXED MATURITY AND EQUITY SECURITIES

                  At December 31, 2002, investments in fixed maturity and equity securities were 89.9% and .3%, respectively, of total investments. Approximately 94.4% of our fixed maturities were classified as available-for-sale securities at December 31, 2002 with the remaining 5.6% classified as held-to-maturity securities based upon our intent and ability to hold these securities to maturity. All equity securities at December 31, 2002 are classified as available-for-sale securities. We have no fixed maturity or equity securities that are classified as trading securities at December 31, 2002.

                  Additionally, at December 31, 2002, 91.7% of our fixed maturity securities are invested in U.S. Treasury securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage-backed securities. All of these securities are backed by or bear the implied full faith and credit of the U.S. government. We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. Based upon our emphasis of investing in fixed maturity securities primarily composed of U.S. Treasury securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage-backed securities and callable instruments issued by U.S. government agencies and its analysis whether any declines in fair value below cost are temporary or other than temporary, management believes that our investments in fixed maturity and equity securities at December 31, 2002 are not impaired and no other than temporary losses need to be recorded. See also Item 7A below, "Quantitative and Qualitative Disclosures about Market Risk."

                        ACCOUNTING PRONOUNCEMENTS

                  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was effective January 1, 2001. We adopted SFAS No. 133, as amended during 2001. Implementation did not have an impact on our financial statements since we have no derivative instruments and do not participate in any hedging activities. Based on current operations, we do not anticipate that SFAS No. 133 will have a material effect on our financial position, results of operation or liquidity.

                  SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125" was effective after March 31, 2001. We adopted SFAS No. 140 during 2001. Implementation did not have an impact on our financial statements since we were not involved in any such transfers, servicing or extinguishments. Based on current operations, we do not anticipate that SFAS No. 140 will have a material effect on our financial position, results of operation or liquidity.

                  In December 2000, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Life Insurance Holding Companies and for Certain Long-Duration Participating Contracts," effective after December 15, 2001. SOP 00-3 provided guidance on accounting by insurance enterprises for demutualizations and the formation of mutual insurance holding companies. SOP 00-3 also applies to stock insurance enterprises that apply SOP 95-1, "Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises" to account for participating policies. We adopted SOP 00-3 in 2002. Management does not believe that SOP 00-3 will have any impact on us since we are already a stock life insurance company and we do not pay dividends based on actual experience. We utilize contractual life insurance dividend scales as shown in published dividend illustrations at the date the insurance contracts are issued in determining policyholder dividends.

                  In June 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We adopted the provisions of SFAS No. 141 as of July 1, 2001 and adopted the provisions of SFAS No. 142 as of January 1, 2002.

                  We performed an assessment of whether there was an indication that goodwill was impaired as of January 1 and December 31, 2002. To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1 and December 31, 2002. We determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The fair value of the reporting units exceeded the carrying amount of the reporting units at both January 1 and

                  December 31, 2002, and we concluded that no goodwill or intangible assets were impaired. This same analysis was also performed as of December 31, 2002 with respect to the intangible assets and goodwill recognized in the acquisitions of Combined and Lifeline. That analysis also concluded that there was no goodwill or intangible asset impairment as of December 31, 2002. As of December 31, 2002, we had unamortized goodwill of $7,783,405 and unamortized intangible assets of $2,018,125. Amortization expense related to goodwill was $595,410 and $658,390 for the years ended December 31, 2001 and 2000, respectively. In addition, the amortization expense related to intangible assets was $307,200 for each of the years ended December 31, 2001 and 2000. Had SFAS No. 142 been adopted in 2001 and 2000, proforma net income would approximate $4,866,000 ($.17 per share) and $3,018,000 ($.10 per share), respectively, for the years ended December 31, 2001 and 2000.

                  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe SFAS No. 143 will have a significant effect on our financial position, results of operations or liquidity.

                  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes and amends SFAS No. 121 and relevant portions of SFAS No. 30. We adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 did not have a material effect on our financial position, results of operation or liquidity.

                  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 will affect income statement classification of gains and losses from extinguishment of debt and make certain other technical corrections. Based on current operations, we do not anticipate that SFAS No. 145 will have a material effect on our financial position, results of operations or liquidity.

                  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 spreads out the reporting of expenses related to restructurings initiated after 2002. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough evidence to record a one-time charge for most anticipated exit or disposal activities. Companies will instead record exit or disposal costs when they are "incurred" and can be measured by fair value and the recorded liability will subsequently be adjusted for changes in estimated cash flows. SFAS No. 146 will also revise accounting for specified employee and contract terminations that are part of restructuring activities. Based on current operations, we do not anticipate that SFAS No. 146 will have a material effect on our financial position, results of operations or liquidity.

                  In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued and also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods ended after December 31, 2002. Based on current operations, we do not anticipate that the Interpretation will have a material effect on our financial position, results of operations or liquidity.

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB No. 123." This statement amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ended after December 31, 2002. Based on current operations, we do not anticipate that SFAS No. 148 will have a material effect on our financial position, results of operations or liquidity. We currently offer no stock-based employee compensation.

                  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. This interpretation requires certain disclosures in financial statements issued after January 31, 2003. Based on current operations, we do not anticipate that the Interpretation will have a material effect on our financial position, results of operations or liquidity.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The unrealized gains (losses) that could be caused by decreases and increases in the interest rates of 100, 200 and 300 basis points, respectively, on our available-for-sale fixed maturities is as follows at December 31, 2002 and 2001:


                                                DECREASES IN INTEREST RATES
                                         -----------------------------------------
                                         100 BASIS       200 BASIS       300 BASIS
                                           POINTS         POINTS          POINTS
                                           ------         ------          ------
                  December 31, 2002     $5,672,000     $ 9,333,000     $13,207,000
                                        ==========     ===========     ===========
                  December 31, 2001     $8,042,000     $17,013,000     $27,015,000
                                        ==========     ===========     ===========

                                                 INCREASES IN INTEREST RATES
                                         ------------------------------------------------
                                         100 BASIS         200 BASIS         300 BASIS
                                           POINTS            POINTS            POINTS
                                           ------            ------            ------
                  December 31, 2002     $ (9,987,000)     $(20,511,000)     $(30,619,000)
                                        ============      ============      ============
                  December 31, 2001     $(16,938,000)     $(28,041,000)     $(38,030,000)
                                        ============      ============      ============

                  A sudden increase of interest rates 200 or 300 basis points could result in substantial unrealized losses in our fixed maturity portfolio as illustrated above. Management does not believe such increases are likely to occur in the near-term. Furthermore, our book of insurance business is such that the likelihood of large surrender activity being triggered by a rate increase that would force us to dispose of our fixed maturities at a loss is highly unlikely.

                  There are no fixed maturities or other investments that we classify as trading instruments. At December 31, 2002 and 2001, there were no investments in derivative instruments. Approximately 91.8% of the fixed maturities we owned at December 31, 2002 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government. We have minimal investment in equity securities. See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                                 PAGE
                                                                               REFERENCE
                                                                               ---------
Independent auditors' report                                                      40
Consolidated statements of financial position at
         December 31, 2002 and 2001                                              41-42
Consolidated statements of operations
         - years ended December 31, 2002, 2001 and 2000                          43-44
Consolidated statements of stockholders' equity and comprehensive
         income - years ended December 31, 2002, 2001 and 2000                   45
Consolidated statements of cash flows
         - years ended December 31, 2002, 2001 and 2000                          46-47
Notes to consolidated financial statements
Schedules at December 31, 2002 and 2001:                                         48-70

         Schedule II - Condensed Financial
         Information of Registrant                                               71-73
Schedules for each of the years in the three-year
         period ended December 31, 2002:
                  Schedule III - Supplementary Insurance Information             74-75
                  Schedule IV - Reinsurance                                       76

            All other schedules have been omitted as the required information is inapplicable or the information required is presented in the financial statements or the notes thereto filed elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            During the 24 months preceding the date of the audited financial statements included herein, there has been no change of accountants made by us, nor have we reported on Form 8-K any disagreements between us and our independent accountants.

                                    PART III

Items 10, 11, 12, and 13 of this Report incorporate by reference the information in our definitive proxy material under the headings "Stock and Principal Stockholders," "Control of the Company," "Election of Directors," "Executive Officers," "Executive Officer and Director Compensation" and "Certain Reports" to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

                                     PART IV

ITEM 14.    CONTROLS AND PROCEDURES

Management recognizes its responsibility for maintaining effective and efficient internal controls and disclosure controls (the controls and procedures by which we ensure that information disclosed in annual and quarterly reports filed with the securities and Exchange Commission ("SEC") is accurately processed, summarized and reported within the required time period). We have procedures in place for gathering the information that is needed to enable us to file required reports with the SEC. We have a group of officers who are responsible for reviewing all quarterly and annual SEC reports. This group consists of Rick D. Riley, Vice Chairman and CEO, Mark A. Oliver, President, Marcia Emmons, Vice President and Counsel and Richard C. Scott, Director.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (A)   1 AND 2

            FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

            The financial statements and schedules listed on the following index to financial statements and financial statement schedules are filed as part of this Form 10-K.

      (B)   EXHIBITS

            See the Exhibits Index beginning on page 82.

                                 CITIZENS, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                                                                                            PAGE
                                                                                          REFERENCE
                                                                                          ---------
Independent auditors' report                                                                 40

Consolidated statements of financial position at
         December 31, 2002 and 2001                                                         41-42

Consolidated statements of operations
         - years ended December 31, 2002, 2001 and 2000                                     43-44

Consolidated statements of stockholders' equity and comprehensive
         income  years ended December 31, 2002, 2001 and 2000                                45

Consolidated statements of cash flows
         - years ended December 31, 2002, 2001 and 2000                                     46-47

Notes to consolidated financial statements

Schedules at December 31, 2002 and 2001:                                                    48-70

         Schedule II - Condensed Financial
         Information of Registrant                                                          71-73

Schedulesfor each of the years in the three-year period ended
         December 31, 2002:
                  Schedule III - Supplementary Insurance Information                        74-75
                  Schedule IV - Reinsurance                                                  76

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in note 1(k) to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002 as a result of the adoption of Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets.

                                                   /s/ KPMG LLP
                                                   KPMG LLP

Dallas, Texas
March 7, 2003

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                           DECEMBER 31, 2002 AND 2001


                          ASSETS                                      2002           2001
                          ------                                      ----           ----
Investments:
         Fixed maturities held-to-maturity, at amortized cost     $ 11,384,137    $  5,569,899
         Fixed maturities available-for-sale, at fair value        191,777,625     178,447,347
         Equity securities available-for-sale, at fair value           639,316         568,398
         Mortgage loans on real estate                                 619,084       1,109,547
         Policy loans                                               20,596,371      19,984,477
         Other long-term investments                                   992,067       1,016,143
                                                                  ------------    ------------
                                   Total investments               226,008,600     206,695,811

Cash and cash equivalents                                           19,211,802       6,793,852
Accrued investment income                                            2,338,837       2,021,469
Reinsurance recoverable                                              2,254,175       2,450,015
Deferred policy acquisition costs                                   44,979,357      40,596,003
Other intangible assets                                              2,018,125       1,368,125
Deferred federal income tax                                          1,078,985       3,465,138
Cost of customer relationships acquired                             14,191,172       5,150,351
Excess of cost over net assets acquired                              7,783,405       6,767,244
Property, plant and equipment                                        5,590,498       5,946,806
Other assets                                                           836,045         831,449
                                                                  ------------    ------------

                                   Total assets                   $326,291,001    $282,086,263
                                                                  ============    ============

                                                                     (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


LIABILITIES AND STOCKHOLDERS' EQUITY                                                        2002               2001
------------------------------------                                                        ----               ----
Liabilities:
         Future policy benefit reserves:
                  Life insurance                                                       $ 184,672,200      $ 170,381,823
                  Annuities                                                                3,226,834          3,839,023
                  Accident and health                                                     15,647,401          7,580,448
         Dividend accumulations                                                            4,859,391          4,779,329
         Premium deposits                                                                  4,794,131          4,316,149
         Policy claims payable                                                             4,794,096          2,982,469
         Other policyholders' funds                                                        3,209,348          2,485,461
                                                                                       -------------      -------------
                              Total policy liabilities                                   221,203,401        196,364,702

         Commissions payable                                                               1,912,972          1,506,700
         Federal income tax payable                                                          311,884            484,430
         Other liabilities                                                                 1,070,439          1,008,633
                                                                                       -------------      -------------

                              Total liabilities                                          224,498,696        199,364,465
                                                                                       -------------      -------------
Stockholders' equity:
         Common stock:
                  Class A, no par value, 50,000,000 shares authorized,
                           31,862,980 shares issued in 2002 and 26,642,938
                           shares issued in 2001, including shares in
                           treasury of 2,559,693 in 2002 and 2,225,820 in
                           2001                                                          129,125,099         79,701,590
                  Class B, no par value, 1,000,000 shares
                           authorized, 817,696 shares issued and outstanding in
                           2002 and 711,040 shares issued  and outstanding in 2001         1,870,389            910,482
         Retained earnings (deficit)                                                     (25,887,787)         5,274,768
         Accumulated other comprehensive income (loss):
                  Unrealized gains on securities, net of tax                               3,582,025            727,519
                                                                                       -------------      -------------
                                                                                         108,689,726         86,614,359
         Treasury stock, at cost                                                          (6,897,421)        (3,892,561)
                                                                                       -------------      -------------
                              Total stockholders' equity                                 101,792,305         82,721,798
                                                                                       -------------      -------------

                                                                                       $ 326,291,001      $ 282,086,263
                                                                                       =============      =============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                           2002              2001            2000
                                                                           ----              ----            ----
Revenues:
         Premiums:
                  Life insurance                                      $ 54,453,730      $ 48,686,189      $ 45,987,689
                  Accident and health                                   13,473,966         5,059,843         7,235,685
                  Annuity and universal life
                     considerations                                        283,185           216,905           228,479
         Net investment income                                          14,251,907        13,296,481        12,550,754
         Realized gains (losses)                                               477          (148,415)           86,569
         Other income                                                      540,633           535,821           588,940
                                                                      ------------      ------------      ------------
                     Total revenues                                     83,003,898        67,646,824        66,678,116
                                                                      ------------      ------------      ------------
Benefits and expenses:
         Insurance benefits paid or provided:
                  Increase in future policy benefit reserves             6,051,671         6,483,706         7,265,347
                  Policyholders' dividends                               3,477,381         3,294,899         3,037,343
                  Claims and surrenders                                 38,107,119        29,189,132        30,370,996
                  Annuity expenses                                         280,789           205,516           468,752
                                                                      ------------      ------------      ------------
                     Total insurance benefits paid or provided          47,916,960        39,173,253        41,142,438
         Commissions                                                    16,339,205        13,444,270        12,411,053
         Other underwriting, acquisition and insurance expenses         15,064,065        10,635,639        10,139,539
         Capitalization of deferred policy acquisition costs           (14,422,757)      (11,112,096)      (10,056,287)
         Amortization of deferred policy acquisition costs              10,039,403         8,568,445         8,521,972
         Amortization of cost of customer relationships acquired,
                  excess of cost over net assets acquired
                  and other intangibles                                  2,527,996         1,908,683         1,995,660
                                                                      ------------      ------------      ------------
                     Total benefits and expenses                        77,464,872        62,618,194        64,154,375
                                                                      ------------      ------------      ------------

                                                                     (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                 2002           2001            2000
                                                 ----           ----            ----
Income before Federal income tax              $5,539,026     $5,028,630     $2,523,741

Federal income tax expense                     1,284,809      1,065,517        471,000
                                              ----------     ----------     ----------
         Net income                           $4,254,217     $3,963,113     $2,052,741
                                              ==========     ==========     ==========

              Basic and diluted earnings
                per share of common stock     $      .14     $      .14     $      .07
                                              ==========     ==========     ==========


See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                        ACCUMULATED
                                               COMMON STOCK             RETAINED          OTHER
                                        ---------------------------     EARNINGS      COMPREHENSIVE     TREASURY     STOCKHOLDERS'
                                           CLASS A         CLASS B      (DEFICIT)     INCOME (LOSS)      STOCK          EQUITY
                                        ------------     ----------   ------------     -----------    -----------    ------------
  BALANCE AT DECEMBER 31, 1999          $ 67,510,026     $  584,863   $ 10,756,800     $(3,711,456)   $(2,873,264)   $ 72,266,969
                                        ------------     ----------   ------------     -----------    -----------    ------------

 Comprehensive income:
     Net income                                   --             --      2,052,741              --             --       2,052,741
     Unrealized investment gains, net             --             --             --       2,993,321             --       2,993,321
                                        ------------     ----------   ------------     -----------    -----------    ------------
Comprehensive income                              --             --      2,052,741       2,993,321             --       5,046,062
  Stock dividend                          12,191,564        325,619    (11,497,886)             --     (1,019,297)             --
                                        ------------     ----------   ------------     -----------    -----------    ------------

BALANCE AT DECEMBER 31, 2000            $ 79,701,590     $  910,482   $  1,311,655     $  (718,135)   $(3,892,561)   $ 77,313,031
                                        ------------     ----------   ------------     -----------    -----------    ------------

Comprehensive income:
     Net income                                   --             --      3,963,113              --             --       3,963,113
     Unrealized investment gains, net             --             --             --       1,445,654             --       1,445,654
                                        ------------     ----------   ------------     -----------    -----------    ------------
Comprehensive income                              --             --      3,963,113       1,445,654             --       5,408,767
                                        ------------     ----------   ------------     -----------    -----------    ------------

BALANCE AT DECEMBER 31, 2001            $ 79,701,590     $  910,482   $  5,274,768     $   727,519    $(3,892,561)   $ 82,721,798
                                        ------------     ----------   ------------     -----------    -----------    ------------

Comprehensive income:
     Net income                                   --             --      4,254,217              --             --       4,254,217
     Unrealized investment gains, net             --             --             --       2,854,506             --       2,854,506
                                        ------------     ----------   ------------     -----------    -----------    ------------
Comprehensive income                              --             --      4,254,217       2,854,506             --       7,108,723
  Acquisition of Combined                  8,513,048             --             --              --             --       8,513,048
  Acquisition of Lifeline                  3,448,736             --             --              --             --       3,448,736
  Stock dividend                          37,461,725        959,907    (35,416,772)             --     (3,004,860)             --
                                        ------------     ----------   ------------     -----------    -----------    ------------

BALANCE AT DECEMBER 31, 2002            $129,125,099     $1,870,389   $(25,887,787)    $ 3,582,025    $(6,897,421)   $101,792,305
                                        ============     ==========   ============     ===========    ===========    ============


See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                               2002                2001              2000
                                                                               ----                ----              ----
Cash flows from operating activities:
         Net income                                                        $  4,254,217      $   3,963,113      $  2,052,741
         Adjustments to reconcile net income to
                  net cash provided by operating activities,
                  net of assets acquired:
                      Realized (gains) losses                                      (477)           148,415           (86,569)
                   Net deferred policy acquisition costs                     (4,383,354)        (2,543,651)       (1,534,315)
                   Amortization of cost of customer
                           relationships acquired, excess cost over
                           net assets acquired and other intangibles          2,527,996          1,908,683         1,995,660
                   Depreciation                                                 795,679            738,451           608,533
                   Deferred federal income tax                                  792,216            418,881            12,000
Change in:
         Reinsurance recoverable                                                387,095            212,709          (478,995)
         Future policy benefit reserves                                       5,645,152          6,531,987         7,856,111
         Other policy liabilities                                               729,970          1,668,516          (347,198)
         Accrued investment income                                             (215,908)           201,114          (461,512)
         Federal income tax                                                    (160,081)           659,408        (1,304,945)
         Commissions payable and other liabilities                               16,392            150,199           932,570
         Other, net                                                             207,228            466,384           157,828
                                                                           ------------      -------------      ------------
               Net cash provided by operating activities                     10,596,125         14,524,209         9,401,909
                                                                           ------------      -------------      ------------
Cash flows from investing activities:
         Sale of fixed maturities, available-for-sale                         2,239,875         11,626,961        10,325,965
         Maturity of fixed maturities, available-for-sale                    91,956,779         77,169,119        30,559,981
         Purchase of fixed maturities, available-for-sale                   (95,427,418)      (100,516,704)      (57,178,261)
         Sale of equity securities, available-for-sale                          652,905             97,500                88
         Principal payments on mortgage loans                                   490,463            240,891           195,536
         Mortgage loans funded                                                       --           (171,770)               --
         Sale of other long-term investments and property, plant
           and equipment                                                        113,298            352,490            10,949


                                                                     (continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                              2002              2001                2000
                                                                              ----              ----                ----
         Cash and cash equivalents provided by
                  mergers and acquisitions                                $  2,882,353      $         --      $         --
         (Increase) decrease in policy loans, net                             (599,576)          899,659           672,208
         Purchase of other long-term investments and
           property, plant and equipment                                      (486,854)       (1,492,538)       (1,073,424)
                                                                          ------------      ------------      ------------
                           Net cash provided by (used in)
                             investing activities                            1,821,825       (11,794,392)      (16,486,958)
                                                                          ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents                        12,417,950         2,729,817        (7,085,049)
                                                                          ------------      ------------      ------------
Cash and cash equivalents at beginning of year                               6,793,852         4,064,035        11,149,084
                                                                          ------------      ------------      ------------
Cash and cash equivalents at end of year                                  $ 19,211,802      $  6,793,852      $  4,064,035
                                                                          ============      ============      ============

Supplemental:
                                                                              2002              2001              2000
                                                                              ----              ----              ----
                  Cash paid (recovered) during the year for:
                           Interest                                       $         --      $         --      $         --
                                                                          ============      ============      ============
                           Income taxes                                   $    665,139      $    (12,772)     $  1,763,945
                                                                          ============      ============      ============

Supplemental disclosures of non-cash investing and financing activities:

In the first quarter of 2002, the Company issued 752,701 Class A common shares to purchase all the capital stock of Combined Underwriters Life Insurance Company (Combined) and issued 304,928 Class A common shares to purchase all the capital stock of Lifeline Underwriters Life Insurance Company (Lifeline). In conjunction with the acquisition, cash and cash equivalents were provided as follows:

          Fair value of capital stock issued           $ 11,961,784
          Fair value of tangible assets acquired
              excluding cash and cash equivalents       (14,883,146)
          Fair value of intangible assets acquired      (13,234,978)
          Liabilities assumed                            19,038,693
                                                       ------------

          Cash and cash equivalents provided by
               mergers and acquisitions                $  2,882,353
                                                       ============

          Issuance of 1,057,629 Class A shares         $ 11,961,784
                                                       ============


See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   NATURE OF BUSINESS

            The consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977 and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Central Investors Life Insurance Company of Illinois (CILIC), Excalibur Insurance Corporation (Excalibur), Combined Underwriters Life Insurance Company (Combined), Lifeline Underwriters Life Insurance Company (Lifeline) and Industrial Benefits, Inc (IBI). Citizens and its consolidated subsidiaries are collectively referred to as "the Company."

            Citizens provides life and health insurance policies through five of its subsidiaries - CICA, CILIC, Excalibur, Combined and Lifeline. CICA sells ordinary whole-life policies international and domestically, and burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies, throughout the southern United States. Excalibur sells life insurance business throughout the State of Illinois. CILIC does not actively market insurance policies, but administers an in-force block of life insurance. Combined sells life and accident and health insurance business throughout the southern United States. Lifeline sells life and accident and health business throughout Texas and Louisiana.

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

            Mortgage loans on real estate and policy loans are reported at unpaid principal balances less an allowance for uncollectible amounts. Mortgage loans have an allowance for uncollectible amounts of $50,000 at December 31, 2002 and 2001 which was estimated by the Company based upon historical amounts that proved uncollectible.

            Other long-term investments consist primarily of real estate that is recorded at the lower of fair value, minus estimated costs to sell, or cost. If the fair value of the real estate is less than the carrying value, an impairment loss is recognized and charged to earnings.

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

            The Company had assets with a fair value of $10,430,799 at December 31, 2002 and $9,538,429 at December 31, 2001 on deposit with various state regulatory authorities to fulfill statutory requirements.

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

      (e) DEFERRED POLICY ACQUISITION COSTS AND COST OF CUSTOMER RELATIONSHIPS ACQUIRED

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

            The Company utilizes the factor method to determine the amount of costs to be capitalized and the ending asset balance. The factor method ensures that policies that lapsed or surrendered during the reporting period are no longer included in the deferred policy acquisition costs or the cost of customer relationships acquired calculation. The factor method limits the amount of deferred costs to its estimated realizable value, provided actual experience is comparable to that contemplated in the factors. A recoverability test which considers among other things, actual experience and projected future experience, is performed at least annually.

            The value of customer relationships acquired in the Company's various acquisitions, which is included in cost of customer relationships acquired in the accompanying consolidated financial statements, was determined based on the present value of future profits discounted at a risk rate of return. The cost of customer relationships acquired is being amortized over the anticipated premium paying period of the related policies.

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

      (g)   EXCESS OF COST OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS

            On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under the guidelines of SFAS No. 142, excess of cost over net assets acquired (goodwill) amounting to $7,783,405 and other intangible assets determined to have an indefinite useful life amounting to $2,018,125 will no longer be amortized. Instead goodwill and other intangible assets will be subjected to annual impairment analyses under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

            Prior to January 1, 2002, the excess of cost over the fair value of net assets acquired in mergers and acquisitions was amortized on a straight-line basis ranging from 5 to 20 years. Other intangible assets, primarily the value of state licenses, were also amortized on a straight-line basis ranging from 10 to 20 years prior to January 1, 2002.

            The Company continually monitors long-lived assets and certain intangible assets, such as excess of cost over net assets acquired, cost of customer relationships acquired and other intangible assets, for impairment. An impairment loss is recorded in the period in which the carrying value of the assets exceeds the fair value of expected future cash flows. Any amounts deemed to be impaired are charged, in the period in which such impairment was determined, as an expense against earnings, no such loss was recorded in 2002, 2001 or 2000.

      (h)   PARTICIPATING POLICIES

            At December 31, 2002 and 2001, participating business approximated 55% and 54%, respectively, of life insurance in-force and premium income.

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

      (i)   EARNINGS PER SHARE

            Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the years ended December 31, 2002, 2001 and 2000 were 29,860,836, 28,897,382 and 28,897,382, respectively. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 15% stock dividend paid in 2002 and a 7% stock dividend paid in 2000. The 2002 stock dividend resulted in the issuance of 4,162,414 Class A shares (including 333,873 shares in treasury) and 106,656 Class B shares and the 2000 stock dividend resulted in the issuance of 1,887,265 Class A shares (including 145,613 shares in treasury) and 46,517 Class B shares. In addition, 1,057,629 Class A shares were issued in March 2002 in conjunction with the acquisitions of Combined and Lifeline.

      (j)   INCOME TAXES

            For the year ended December 31, 2002, the Company plans to file five separate tax returns as follows: 1) Citizens, Inc., CICA and all direct non-life subsidiaries, 2) Excalibur, 3) Combined, 4) Lifeline and 5) CILIC.

            For the year ended December 31, 2001, the Company filed three separate tax returns as follows: 1) Citizens, Inc., CICA and all direct non-life subsidiaries, 2) Excalibur and 3) CILIC.

            For the year ended December 31, 2000, the Company filed three separate tax returns as follows: 1) Citizens, Inc., CICA and all direct non-life subsidiaries, 2) Excalibur and 3) CILIC.

            Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (k)   ACCOUNTING PRONOUNCEMENTS

            SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was effective January 1, 2001. The Company adopted SFAS No. 133, as amended during 2001. Implementation did not have an impact on the Company's financial statements since it has no derivative instruments and does not participate in any hedging activities. Based on current operations, the Company does not anticipate that SFAS No. 133 will have a material effect on the financial position, results of operation or liquidity of the Company.

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

            In December 2000, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Life Insurance Holding Companies and for Certain Long-Duration Participating Contracts" was effective after December 15, 2001. SOP 00-3 provided guidance on accounting by insurance enterprises for demutualizations and the formation of mutual insurance holding companies. SOP 00-3 also applies to stock insurance enterprises that apply SOP 95-1, "Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises" to account for participating policies. The Company adopted SOP 00-3 in 2002. Management does not believe that SOP 00-3 will have any impact on the Company since it is already a stock life insurance company and does not pay dividends based on actual experience of the Company. The Company utilizes contractual life insurance dividend scales as shown in published dividend illustrations at the date the insurance contracts are issued in determining policyholder dividends.

            In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and adopted the provisions of SFAS No. 142 as of January 1, 2002.

            The Company performed an assessment of whether there was an indication that goodwill was impaired as of January 1 and December 31, 2002. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1 and December 31, 2002. The Company determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The fair value of the reporting units exceeded the carrying amount of the reporting units at both January 1 and December 31, 2002, and the Company concluded that no goodwill or intangible assets were impaired.

            This same analysis was also performed as of December 31, 2002 with respect to the intangible assets and goodwill recognized in the acquisition of Combined and Lifeline. That analysis also concluded that there was no goodwill or intangible asset impairment as of December 31, 2002. As of December 31, 2002, the Company had unamortized goodwill of $7,783,405 and unamortized intangible assets of $2,018,125. Amortization expense related to goodwill was $595,410 and $658,390 for the years ended December 31, 2001 and 2000, respectively. In addition, the amortization expense related to intangible assets was $307,200 for each of the years ended December 31, 2001 and 2000. Had SFAS No. 142 been adopted in 2001 and 2000, proforma net income would approximate $4,866,000 ($.17 per share) and $3,018,000 ($.10 per share), respectively, for the years ended December 31, 2001 and 2000.

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

            In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued and also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods ended after December 31, 2002. Based on current operations, the Company does not anticipate that the Interpretation will have a material effect on the financial position, results of operations or liquidity of the Company.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB No. 123." This statement amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ended after December 31, 2002. Based on current operations, the Company does not anticipate that SFAS No. 148 will have a material effect on the financial position, results of operations or liquidity of the Company. The Company currently offers no stock-based employee compensation.

            In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. This interpretation requires certain disclosures in financial statements issued after January 31, 2003. Based on current operations, the Company does not anticipate that the Interpretation will have a material effect on the financial position, results of operations or liquidity of the Company.

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

      (o)   RECLASSIFICATIONS

            Certain reclassifications have been made to the 2001 and 2000 amounts to conform to the 2002 presentation.

(2)   INVESTMENTS

            The cost, gross unrealized gains and losses and fair value of investments of fixed maturities and equity securities available-for-sale, as of December 31, 2002 and 2001, are as follows:

                                                                                    2002
                                                       ------------------------------------------------------------
                                                                          GROSS          GROSS
                                                                        UNREALIZED    UNREALIZED         FAIR
                                                           COST           GAINS        (LOSSES)          VALUE
                                                           ----           -----        --------          -----
Fixed maturities held-to-maturity:
         US Treasury securities                        $ 11,384,137     $1,966,963     $      --      $ 13,351,100
                                                       ============     ==========     =========      ============

Fixed maturities available-for-sale:
US Treasury securities and
         obligations of US government
         corporations and agencies                       17,611,374      1,725,911            --        19,337,285
Public utilities                                          1,890,137         53,230       (74,922)        1,868,445
Debt securities issued by States
      of the United States and political
      subdivisions of the States                          1,018,367         79,617            --         1,097,984
Corporate debt securities                                12,907,840      1,148,260      (112,036)       13,944,064

Securities not due at a single maturity date            152,908,627      2,653,421       (32,201)      155,529,847
                                                       ------------     ----------     ---------      ------------
                           Total fixed maturities
                               available-for-sale      $186,336,345     $5,660,439     $(219,159)     $191,777,625
                                                       ============     ==========     =========      ============
                           Total equity securities
                               available-for-sale      $    653,282     $   10,421     $ (24,387)     $    639,316
                                                       ============     ==========     =========      ============

                                                                                             2001
                                                                 --------------------------------------------------------------
                                                                                   GROSS            GROSS
                                                                                 UNREALIZED       UNREALIZED           FAIR
                                                                     COST           GAINS          (LOSSES)            VALUE
                                                                     ----           -----          --------            -----
          Fixed maturities held-to-maturity:
                   US Treasury securities                        $  5,569,899     $  252,001     $        --      $  5,821,900
                                                                 ============     ==========     ===========      ============

          Fixed maturities available-for-sale:
          US Treasury securities and
                   obligations of US government
                   corporations and agencies                       18,521,452      1,075,165         (13,980)       19,582,637
          Public utilities                                          1,935,441          4,440        (106,807)        1,833,074
          Debt securities issued by States
              of the United States and political
              subdivisions of the States                            1,021,298         39,551            (781)        1,060,068
          Corporate debt securities                                13,678,178        147,958        (315,003)       13,511,133

          Securities not due at a single maturity date            142,168,570      1,994,409      (1,702,544)      142,460,435
                                                                 ------------     ----------     -----------      ------------
                                     Total fixed maturities
                                         available-for-sale      $177,324,939     $3,261,523     $(2,139,115)     $178,447,347
                                                                 ============     ==========     ===========      ============
                                     Total equity securities
                                         available-for-sale      $    588,505     $    1,082     $   (21,189)     $    568,398
                                                                 ============     ==========     ===========      ============

            The amortized cost and fair value of fixed maturities at December 31, 2002 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                FIXED MATURITIES HELD-TO-MATURITY
                                ---------------------------------

                                   AMORTIZED
                                      COST         FAIR VALUE
                                      ----         ----------
          Due after ten years     $11,384,137     $13,351,100
                                  ===========     ===========


                                                        FIXED MATURITIES AVAILABLE-FOR-SALE
                                                        -----------------------------------

                                                             AMORTIZED
                                                               COST           FAIR VALUE
                                                               ----           ----------
          Due in one year or less                          $  3,156,716     $  3,200,010
          Due after one year through five years               6,003,421        6,530,846
          Due after five years through ten years              7,127,810        7,861,054
          Due after ten years                                17,139,771       18,655,868
                                                           ------------     ------------
                                                             33,427,718       36,247,778
          Securities not due at a single maturity date      152,908,627      155,529,847
                                                           ------------     ------------
                            Totals                         $186,336,345     $191,777,625
                                                           ============     ============

            The Company had no investments in any one entity that exceeded 10% of stockholders' equity at December 31, 2002 other than investments guaranteed by the U.S. Government.

            The Company's investment in mortgage loans is concentrated 56% in Texas and 44% in Colorado as of December 31, 2002.

            Major categories of net investment income are summarized as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                                        2002              2001              2000
                                                        ----              ----              ----
          Investment income on:
                   Fixed maturities                  $ 12,204,716      $ 11,673,562      $ 10,885,567
                   Equity securities                       53,422            47,745            51,401
                   Mortgage loans on real estate           64,962            99,049           124,092
                   Policy loans                         1,582,200         1,508,733         1,532,238
                   Long-term investments                  865,027           825,329           852,117
                   Other                                  568,988           176,221           191,354
                                                     ------------      ------------      ------------
                                                       15,339,315        14,330,639        13,636,769
          Investment expenses                          (1,087,408)       (1,034,158)       (1,086,015)
                                                     ------------      ------------      ------------
          Net investment income                      $ 14,251,907      $ 13,296,481      $ 12,550,754
                                                     ============      ============      ============

            Proceeds and gross realized gains (losses) from sales and maturities of fixed maturities available-for-sale for 2002, 2001 and 2000 are summarized as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                          2002              2001              2000
                                          ----              ----              ----
          Proceeds                    $ 94,196,654      $ 88,796,080      $ 40,885,946
                                      ============      ============      ============
          Gross realized gains        $    274,078      $    337,169      $    284,038
                                      ============      ============      ============
          Gross realized (losses)     $   (323,367)     $   (613,826)     $   (193,801)
                                      ============      ============      ============

      Proceeds and gross realized gains (losses) from sales of equity securities available-for-sale for 2002, 2001 and 2000 are summarized as follows:

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                        2002           2001           2000
                                        ----           ----           ----
          Proceeds                    $ 652,905      $  97,500      $    88
                                      =========      =========      =======
          Gross realized gains        $  36,295      $      --      $    --
                                      =========      =========      =======
          Gross realized (losses)     $ (14,272)     $ (27,230)     $(2,970)
                                      =========      =========      =======

      Realized gains (losses) are as follows:


                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                            2002          2001           2000
                                            ----          ----           ----
          Realized gains (losses):
                   Fixed maturities       $(49,289)     $(276,657)     $ 90,237
                   Equity securities        22,023        (27,230)       (2,970)
                   Other                    27,743        155,472          (698)
                                          --------      ---------      --------
          Net realized gains (losses)     $    477      $(148,415)     $ 86,569
                                          ========      =========      ========

      (3) COST OF CUSTOMER RELATIONSHIPS ACQUIRED AND EXCESS OF COST OVER NET ASSETS ACQUIRED

            Cost of customer relationships acquired is summarized as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                  2002             2001             2000
                                                  ----             ----             ----
          Balance at beginning of period      $  5,150,351      $ 6,156,424      $ 7,186,494
          Increase (decrease) related to:
                 Acquisitions                   11,568,817               --               --
                 Interest                          983,897          461,732          538,988
                 Amortization                   (3,511,893)      (1,467,805)      (1,569,058)
                                              ------------      -----------      -----------
          Balance at end of period            $ 14,191,172      $ 5,150,351      $ 6,156,424
                                              ============      ===========      ===========

      Accretion of interest on cost of customer relationships acquired is calculated based on the rates of interest used in setting the related policy reserves. These rates range from 6.5% to 8.5%. Estimated amortization in each of the next five years is as follows. These amounts are equal to the carrying value due and exclude interest accretion at rates ranging from 6.5% to 8.5%. Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.


        YEAR                                         AMOUNT
        ----                                         ------
        2003                                       $2,585,597
        2004                                        2,142,331
        2005                                        1,939,756
        2006                                        1,737,757
        2007                                        1,581,838
        Thereafter                                  4,203,893

      Excess of cost over net assets acquired is summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------

                                                               ACCUMULATED
                                                 GROSS         AMORTIZATION        NET
                                                 -----         ------------        ---
          Balance at December 31, 1999         $11,835,543     $(3,814,499)     $ 8,021,044

                      Amortization                      --        (658,390)        (658,390)
                                               -----------     -----------      -----------
          Balance at December 31, 2000         $11,835,543     $(4,472,889)     $ 7,362,654

                      Amortization                      --        (595,410)        (595,410)
                                               -----------     -----------      -----------
          Balance at December 31, 2001         $11,835,543     $(5,068,299)     $ 6,767,244

                      Acquisition                1,016,161              --        1,016,161
                                               -----------     -----------      -----------
          Balance at December 31, 2002 (1)     $12,851,704     $(5,068,299)     $ 7,783,405
                                               ===========     ===========      ===========

      ----------

      (1) See Note 1 above regarding the Company's adoption of SFAS 142 which resulted in no accumulated amortization in 2002.

(4)   POLICY LIABILITIES

      Various assumptions used to determine the future policy benefit reserves include the following: a) valuation interest rates from 4 to 9%, b) mortality assumptions are from the 1955 to 1960, 1965 to 1970, and 1975 to 1980 Select and Ultimate mortality tables and c) withdrawals are based primarily on actual historical termination rates.

      The following table presents information on changes in the liability for accident and health policy and contract claims for the years ended December 31, 2002 and 2001.

                                                                 2002            2001
                                                                 ----            ----
          Policy and contract claims payable at January 1     $ 1,067,190       1,370,419
          Less:  reinsurance recoverables                         136,898         344,413
                                                              -----------      ----------
          Net balance at January 1                                930,292       1,026,006

          Acquisition of Combined and Lifeline                  2,057,455              --
          Less:  reinsurance recoverables                         229,938              --
                                                              -----------      ----------
          Net acquired balance                                  1,827,517              --

          Add claims incurred, related to:

            Current year                                        9,125,439       3,565,692
              Prior years                                        (509,445)       (264,351)
                                                              -----------      ----------
                                                                8,615,994       3,301,341

          Deduct claims paid, related to:

              Current year                                      7,056,604       2,304,867
              Prior years                                       2,097,957       1,092,188
                                                              -----------      ----------
                                                                9,154,561       3,397,055


          Net balance December 31                               2,219,242         930,292
          Plus reinsurance recoverable                            266,841         136,898
                                                              -----------      ----------
          Policy and contract claims payable, Dec. 31         $ 2,486,083       1,067,190
                                                              ===========      ==========

            The development of prior year claim reserves reflects normal changes in actuarial estimates.

            A summary of the policy claims payable is as follows:

                                                                                 DECEMBER 31
                                                                                 -----------
                                                                              2002           2001
                                                                              ----           ----
          Liability for accident and health policy and contract claims     $2,486,083     $1,067,190
          Liability for life policy and contract claims                     2,308,013      1,915,279
                                                                           ----------     ----------
             Policy claims payable                                         $4,794,096     $2,982,469
                                                                           ==========     ==========

(5)   REINSURANCE

      In the normal course of business, the Company reinsures portions of certain policies that it underwrites to limit disproportionate risks. During 2002 and 2001, the Company retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life. On health policies there are varying retention limits ranging from $25,000 to $75,000 depending on the product with some of the supplemental hospital and surgical policies reinsured on a quota share basis. The Company's share of risk on the quota share reinsurance is 50%. The Company remains contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

      Assumed and ceded reinsurance activity as of December 31, 2002 and 2001 is summarized as follows:

                                                             2002                  2001
                                                             ----                  ----
          Aggregate assumed life insurance in-force     $   318,142,000      $   440,023,000
                                                        ===============      ===============
          Aggregate ceded life insurance in-force       $  (152,103,000)     $  (206,386,000)
                                                        ===============      ===============
          Total life insurance in-force                 $ 2,574,043,000      $ 2,650,247,000
                                                        ===============      ===============


      Premiums and claims and surrenders assumed and ceded for the years ended December 31, 2002, 2001 and 2000:

                                               2002             2001             2000
                                               ----             ----             ----
          Premiums assumed                  $   420,321      $   543,792      $    95,068
                                            ===========      ===========      ===========
          Premiums ceded                    $(2,212,715)     $(2,312,232)     $(2,494,798)
                                            ===========      ===========      ===========

          Claims and surrenders assumed     $   409,798      $   533,452      $    87,025
                                            ===========      ===========      ===========
          Claims and surrenders ceded       $(1,987,816)     $(1,554,866)     $(1,710,160)
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

(6)   STOCKHOLDERS' EQUITY AND RESTRICTIONS

      The two classes of stock of the Company are equal in all respects, except
      (a) each Class A share receives twice the cash dividends paid on a per share basis to the Class B common stock; and (b) the Class B common stock elects a simple majority of the Board of Directors of Citizens and the Class A common stock elects the remaining directors.

      Generally, the net assets of the insurance subsidiaries available for transfer to the Company are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Payments of dividends in excess of such amounts would generally require approval by the regulatory authorities. Based upon statutory net gain from operations and surplus of the individual insurance companies as of and for the year ended December 31, 2002, approximately $3,900,000 of dividends could be paid to the Company without prior regulatory approval.

      CICA, CILIC, Combined, Lifeline and Excalibur have calculated their risk based capital (RBC) in accordance with the National Association of Insurance Commissioners' Model Rule and the RBC rules as adopted by their respective state of domicile. The RBC as calculated for CICA, CILIC, Combined, Lifeline and Excalibur as of December 31, 2002 exceeded levels requiring company or regulatory action.

(7)   MERGERS AND ACQUISITIONS

      On March 19, 2002, the Company acquired Combined in exchange for 752,701 shares of its Class A common stock. On March 19, 2002, the Company also acquired Lifeline in exchange for 304,928 shares of its Class A common stock.

      On November 11, 2002, the Company announced that a definitive agreement had been reached between Citizens and First Alliance Corporation (First Alliance) whereby the Company would acquire 100% of First Alliance's outstanding shares. Pursuant to the terms of the agreement, which was approved by First Alliance's shareholders and regulatory authorities, the Company issued approximately 2.6 million shares of its Class A Common Stock to acquire First Alliance. The transaction closed on February 18, 2003, and the aggregate market value of the consideration was approximately $17.2 million.

      On March 7, 2003, the Company entered into a Plan and Agreement of Merger with Mid-American Alliance Corporation (Mid-American) a Missouri insurance holding company, whereby it will acquire all of the outstanding shares of Mid-American for shares of the Company's Class A common stock. The transaction values Mid-American's shares at $1.35 each and the Company's shares based on the average closing price for the 20 trading days preceding closing. Closing is expected in mid 2003. The anticipated market value of the consideration is expected to be $8.2 million.

(8)   CONTINGENCIES

      On July 31, 2002, class action certification was granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 style Delia Bolanos Andrade, et al v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark
      A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies sold to certain non-U.S. residents by CICA are securities and were sold in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who made premium payments since August 1996 and assigned policy dividends to a trust for the purchase of our Class A common stock. The remedy sought is rescission of the insurance premium payments. The district court's class certification order was appealed to the Third Court of Appeals in Austin, Texas and oral arguments were heard in February, 2003. A ruling from the appellate court is expected by mid-2003. The Company believes the Plaintiffs' claim under the Texas Securities Act is not appropriate for class certification and does not meet the legal requirements for class action treatment under Texas law. Should the Third Court of Appeals rule against the Company, the case would be further appealed to the Texas Supreme Court. Recent decisions from the Texas Supreme Court indicate a more defense-oriented approach to class certification cases, especially in class action cases encompassing claimants from more than one state or jurisdiction.

      The Company expects the Texas appellate courts will ultimately rule in its favor, decertify the class and remand the matter to district court for further action. It is the Company's intention to vigorously defend the request for class certification, as well as to vigorously defend against the individual claims. During the time of appeal, the district court proceedings will be stayed. The Company is unable to determine the potential magnitude of the claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although the Company would expect significant cost relating to any final class action judgment.

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

              Geographic Areas - The following summary represents financial data of the Company's continuing operations based on their location.

                                             2002             2001            2000
                                             ----             ----            ----
              REVENUES
          U.S                             $23,893,723     $11,991,619     $14,340,251
          Non-U.S                          59,110,175      55,655,205      52,337,865
                                          -----------     -----------     -----------
                       Total Revenues     $83,003,898     $67,646,824     $66,678,116
                                          ===========     ===========     ===========

      The following summary, representing revenues and pre-tax income from continuing operations and identifiable assets for the Company's reportable segments as of and for the years ended December 31, 2002, 2001 and 2000, is as follows:

                            YEARS ENDED DECEMBER 31                2002             2001             2000
                                                                   ----             ----             ----
          Revenue, excluding net investment income and
            realized gains (losses)
               Domestic                                         $19,790,994     $  9,660,887      $11,622,382
               International                                     48,960,520       44,837,871      $42,418,411
                                                                -----------     ------------      -----------
          Total consolidated revenue                            $68,751,514     $ 54,498,758      $54,040,793
                                                                ===========     ============      ===========

          Net investment income:
               Domestic                                         $ 4,102,592     $  2,357,041      $ 2,699,251
               International                                     10,149,315       10,939,440        9,851,503
                                                                -----------     ------------      -----------
          Total consolidated net investment
               income                                           $14,251,907     $ 13,296,481      $12,550,754
                                                                ===========     ============      ===========

          Amortization expense:
               Domestic                                         $ 3,676,614     $  1,896,086      $ 1,922,308
               International                                      8,890,785        8,581,042        8,595,324
                                                                -----------     ------------      -----------
          Total consolidated amortization
               expense                                          $12,567,399     $ 10,477,128      $10,517,632
                                                                ===========     ============      ===========

          Realized gains (losses)
               Domestic                                         $       137     $    (26,309)     $    18,618
               International                                            340         (122,106)          67,951
                                                                -----------     ------------      -----------

          Total consolidated realized gains (losses)            $       477     $   (148,415)     $    86,569
                                                                ===========     ============      ===========

          Income before federal income tax:


                  Domestic                                      $ 2,139,484     $    829,277      $   290,577
                  International                                   3,399,542        4,199,353        2,233,164
                                                                -----------     ------------      -----------


          Total consolidated income before federal
            income taxes                                        $ 5,539,026     $  5,028,630      $ 2,523,741
                                                                ===========     ============      ===========

                                            2002             2001
                                            ----             ----
          Assets as of December 31:
               Domestic                 $118,041,708     $ 93,652,639
               International             208,249,293      188,433,624
                                        ------------     ------------
          Total                         $326,291,001     $282,086,263
                                        ============     ============


Major categories of premiums are summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------

                                                    2002            2001            2000
                                                    ----            ----            ----
          Premiums:
                 Ordinary life                   $54,033,409     $48,142,397     $45,892,621
                  Annuity and universal life         283,185         216,905         228,479
                  Group life                         420,321         543,792          95,068
                  Accident and health             13,473,966       5,059,843       7,235,685
                                                 -----------     -----------     -----------
          Total premiums                         $68,210,881     $53,962,937     $53,451,853
                                                 ===========     ===========     ===========


The following table sets forth the Company's total yearly percentage of premiums income by geographic area for the years indicated:


          AREA                 2002       2001       2000
          ----                 ----       ----       ----
          Colombia             21.2%      21.9%      19.2%
          Argentina            16.3       23.3       26.3
          Venezuela             7.4        7.8        5.1
          Uraguay               6.8       10.2       11.2
          Other Foreign        19.6       19.2       16.7
          Texas                14.0        4.2        4.3
          Oklahoma              6.3        4.6        5.0
          Mississippi           3.0        4.0        7.1
          Other States          5.4        4.8        5.1
                              -----      -----      -----
          TOTAL               100.0%     100.0%     100.0%
                              =====      =====      =====

(10)  INCOME TAXES

      A reconciliation of Federal income tax expense computed by applying the Federal income tax rate of 34% to income before Federal income tax expense is as follows:

                                                          2002            2001            2000
                                                          ----            ----            ----
           Computed normal tax expense                $ 1,883,269      $ 1,709,734      $ 858,072
           Small life insurance company
               deduction                                 (565,769)        (612,000)      (573,000)
             Amortization of excess of costs
                 over net assets acquired                      --          202,439        224,000
             Adjustment of prior year taxes               (29,963)        (276,492)            --
          Other                                            (2,728)          41,836        (38,072)
                                                      -----------      -----------      ---------

             Federal income tax expense (benefit)     $ 1,284,809      $ 1,065,517      $ 471,000
                                                      ===========      ===========      =========


      Income tax expense for the years ended December 31, 2002, 2001 and 2000 consists of:

                         2002           2001           2000
                         ----           ----           ----
          Current      $  492,593     $  646,636     $459,000
          Deferred        792,216        418,881       12,000
                       ----------     ----------     --------
                       $1,284,809     $1,065,517     $471,000
                       ==========     ==========     ========


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below.

                                                                              2002         2001
                                                                              ----         ----
          Deferred tax assets:
                   Future policy benefit reserves                          $17,988,126     $16,186,294
                   Net operating loss carryforwards                            892,713          87,000
                   Due and accrued dividends and expenses                      690,050         656,333
                   Other                                                       283,772         128,217
                                                                           -----------     -----------
                            Total gross deferred tax assets                 19,854,661      17,057,844

          Deferred tax liabilities:
                   Deferred policy acquisition costs, cost of customer
                     relationships acquired and intangible assets           16,051,938      12,253,001
                   Reinsurance                                                 652,595         673,826
                   Investments available-for-sale                            1,845,289         374,782
                   Other                                                       225,854         291,097
                                                                           -----------     -----------
                            Total gross deferred tax liabilities            18,775,676      13,592,706
                                                                           -----------     -----------
                            Net deferred tax asset                         $ 1,078,985     $ 3,465,138
                                                                           ===========     ===========

      In connection with the acquisition of Combined and Lifeline, a deferred tax liability of $123,430 was recognized in accordance with SFAS No. 141, "Business Combinations." A summary of the changes in the components of deferred federal income taxes for 2002 and 2001 is as follows:

                                                               2002            2001
                                                               ----            ----
          Deferred tax assets (liabilities):
                   Balance January 1                        $ 3,465,138      $ 4,628,750
                   Deferred tax expense                        (792,216)        (418,881)
                   Acquisition of Combined and Lifeline        (123,430)              --
                   Investments available-for-sale            (1,470,507)        (744,731)
                                                            -----------      -----------
                            Balance December 31             $ 1,078,985      $ 3,465,138
                                                            ===========      ===========

      The Company and its subsidiaries had net operating losses at December 31, 2002 available to offset future taxable income of approximately $2,626,000 for Federal income tax substantially all of which expire through 2020. A portion of the net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code.

      At December 31, 2002, the Company had accumulated approximately $3,291,000 in its "policyholders' surplus account." This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated. No new additions will be made to this account. Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to the shareholder, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction. The Company does not anticipate any transactions that would cause any part of this amount to become taxable. However, should the balance at December 31, 2002 become taxable, the tax computed at present rates would be approximately $1,119,000.

(11)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      Estimates of fair values are made at a specific point in time, based on relevant market prices and information about the financial instrument. The estimated fair values of financial instruments presented below are not necessarily indicative of the amounts the Company might realize in actual market transactions. The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets at each year-end were as follows:

                                                        2002                                    2001
                                          ---------------------------------       --------------------------------
                                            CARRYING              FAIR              CARRYING            FAIR
                                             AMOUNT               VALUE              AMOUNT             VALUE
          Financial assets:
          Fixed maturities                $203,161,762        $205,128,725        $184,017,246        $184,269,247
          Equity securities                    639,316        $    639,316             568,398             568,398
          Cash and cash
            equivalents                     19,211,802          19,211,802           6,793,852           6,793,852

          Mortgage Loans                       619,084             738,100           1,109,547           1,109,547

          Financial liabilities:
          Annuities                          3,226,834           3,226,834           3,839,023           3,839,023

      Fair values for fixed income securities and equity securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

      Mortgage loans are secured principally by residential properties. Weighted average interest rates for these loans as of December 31, 2002 and 2001, were approximately 8.9% and 8.7%, respectively, with maturities ranging from one to fifteen years. Management estimated the fair value using an interest rate of 6.6%. Management believes that reported 2001 amounts approximate fair value.

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

      Policy loans have a weighted average interest rate of 7.6% as of both December 31, 2002 and 2001 and have no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies which the Company has in-force and cannot be valued separately.

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

(12)  OTHER COMPREHENSIVE INCOME (LOSS)

      The changes in the components of other comprehensive income (loss) are reported net of income taxes of 34% for the periods indicated as follows:

                                                                          YEAR ENDED DECEMBER 31, 2002
                                                                          ----------------------------

                                                                PRE-TAX              TAX                  NET
                                                                AMOUNT              EFFECT               AMOUNT
                                                                ------              ------               ------
          Unrealized gain on securities:
                 Unrealized holding gain
                   arising during the period                  $ 4,297,747         $(1,461,237)        $ 2,836,510

          Add:  reclassification adjustment for losses
                  included in net income                           27,266              (9,270)             17,996
                                                              -----------         -----------         -----------
          Other comprehensive income                          $ 4,325,013         $(1,470,507)        $ 2,854,506
                                                              ===========         ===========         ===========

                                                                          YEAR ENDED DECEMBER 31, 2001
                                                                          ----------------------------

                                                                PRE-TAX              TAX                  NET
                                                                AMOUNT              EFFECT               AMOUNT
                                                                ------              ------               ------

          Unrealized gain on securities:

                 Unrealized holding gain
                   arising during the period                  $ 1,886,498         $  (641,409)        $ 1,245,089

          Add:  reclassification adjustment for
                  losses included in net income                   303,887            (103,322)            200,565
                                                              -----------         -----------         -----------
          Other comprehensive income                          $ 2,190,385         $  (744,731)        $ 1,445,654
                                                              ===========         ===========         ===========

                                                                          YEAR ENDED DECEMBER 31, 2000
                                                                          ----------------------------

                                                                PRE-TAX              TAX                  NET
                                                                AMOUNT              EFFECT               AMOUNT
                                                                ------              ------               ------

          Unrealized gain on securities:
                 Unrealized holding gain
                   arising during the period                  $ 4,622,602         $(1,571,685)        $ 3,050,917

          Less:  reclassification adjustment for gains
                   included in net income                         (87,267)             29,671             (57,596)
                                                              -----------         -----------         -----------
          Other comprehensive income                          $ 4,535,335         $(1,542,014)        $ 2,993,321
                                                              ===========         ===========         ===========

(13)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following table contains selected unaudited consolidated financial data for each calendar quarter

                                                                                        2002
                                                        ----------------------------------------------------------------
                                                        FOURTH              THIRD              SECOND             FIRST
                                                        QUARTER            QUARTER             QUARTER           QUARTER
                                                        -------            -------             -------           -------
          Revenues                                    $23,684,268        $22,253,889        $21,296,992        $15,768,749
          Expenses                                     21,996,828         21,834,228         19,923,701         13,710,115

          Federal income tax expense                      332,859            196,729            199,390            555,831
          Net income                                    1,354,581            222,932          1,173,901          1,502,803

          Basic and diluted earnings per share                .04                .01                .04                .05


                                                                                        2001
                                                        ----------------------------------------------------------------
                                                        FOURTH              THIRD              SECOND             FIRST
                                                        QUARTER            QUARTER             QUARTER           QUARTER
                                                        -------            -------             -------           -------
          Revenues                                    $18,228,560        $17,582,734        $16,353,749        $15,481,781
          Expenses                                     16,593,461         15,637,391         15,617,737         14,769,605

          Federal income tax expense                      135,517            585,000            155,000            190,000
          Net income                                    1,499,582          1,360,343            581,012            522,176

          Basic and diluted earnings per share                .05                .05                .02                .02

                                                                     SCHEDULE II

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                        STATEMENTS OF FINANCIAL POSITION

                           DECEMBER 31, 2002 AND 2001

                                                                             2002              2001
                                                                             ----              ----
          Assets
          Investment in subsidiaries (1)                                 $  96,195,418      $ 77,922,929
          Fixed maturities available-for-sale, at fair value                 2,589,282         2,690,942
          Accrued investment income                                             23,918            30,277
          Real estate                                                          796,556           817,584
          Cash                                                               1,292,334           950,614
          Other assets                                                       1,841,247         1,142,365
                                                                         -------------      ------------
                                                                         $ 102,738,755      $ 83,554,711
                                                                         =============      ============

          Liabilities and Stockholders' Equity

          Liabilities -
                 Accrued expense and other                               $     946,450      $    832,913
                                                                         -------------      ------------

          Stockholders' equity:
                 Common stock:
                        Class A                                            129,125,099        79,701,590
                        Class B                                              1,870,389           910,482
                 Retained earnings (deficit)                               (25,887,787)        5,274,768
                 Accumulated other comprehensive income:
                        Unrealized investment gain of
                         securities held by subsidiaries, net of tax         3,582,025           727,519
                 Treasury stock                                             (6,897,421)       (3,892,561)
                                                                         -------------      ------------
                                                                         $ 101,792,305      $ 82,721,798
                                                                         -------------      ------------
                                                                         $ 102,738,755      $ 83,554,711
                                                                         =============      ============


(1)   Eliminated in consolidation.

                 See accompanying independent auditors' report.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 2002 AND 2001 AND 2000

                                                                       2002             2001             2000
                                                                       ----             ----             ----
          Revenues:
                 Management service fees (1)                        $16,139,592     $ 13,529,199      $12,252,079
                 Investment income                                      154,081          178,815          129,515
                 Other                                                    5,341            6,541           35,174
                 Realized gain                                           23,971           18,857               --
                                                                    -----------     ------------      -----------
                                                                     16,322,985       13,733,412       12,416,768
                                                                    -----------     ------------      -----------
          Expenses:

                 General                                             15,640,428       12,273,653       11,047,326
                 Taxes                                                  639,881        1,495,025          806,657
                                                                    -----------     ------------      -----------

                                                                     16,280,309       13,768,678       11,853,983
                                                                    -----------     ------------      -----------

          Income (loss) before equity in income
            of unconsolidated subsidiaries                               42,676          (35,266)         562,785

          Equity in income of unconsolidated subsidiaries             4,211,541        3,998,379        1,489,956
                                                                    -----------     ------------      -----------
                                Net income                          $ 4,254,217     $  3,963,113      $ 2,052,741
                                                                    ============      ===========     ==========

(1)   Eliminated in consolidation.

                 See accompanying independent auditors' report.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                  2002            2001             2000
                                                                                  ----            ----             ----
Cash flows from operating activities:
       Net income                                                             $ 4,254,217      $ 3,963,113      $ 2,052,741
       Adjustments to reconcile net income to net cash
         provided by operating activities:
                     Realized gains on sales                                      (23,971)         (18,857)              --
                     Equity in net income of unconsolidated subsidiaries       (4,211,541)      (3,998,379)      (1,489,956)
                     Accrued expenses and other liabilities                       113,537          412,620          251,494
                     Change in accrued investment income                            6,359           14,406          (30,273)
                     Other                                                         35,881          354,325          300,896
                                                                              -----------      -----------      -----------

                           Net cash provided by operating activities              174,482          727,228        1,084,902
                                                                              -----------      -----------      -----------
Cash flows from investing activities:

       Purchase of fixed maturities, available-for-sale                        (2,237,762)      (3,022,974)      (2,540,066)

       Maturities of fixed maturities, available-for-sale                       2,405,000        2,865,000               --
       Payments on notes receivable                                                    --          200,000           66,667
       Investment in real estate                                                       --          (38,913)         (58,280)
                                                                              -----------      -----------      -----------

                           Net cash provided by (used in)
                             investing activities                                 167,238            3,113       (2,531,679)
                                                                              -----------      -----------      -----------
Net increase (decrease) in cash                                                   341,720          730,341       (1,446,777)
Cash at beginning of year                                                         950,614          220,273        1,667,050
                                                                              -----------      -----------      -----------
Cash at end of year                                                           $ 1,292,334      $   950,614      $   220,273
                                                                              ===========      ===========      ===========

See accompanying independent auditors' report.

                                                                    SCHEDULE III

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION

                        AS OF DECEMBER 31, 2002 AND 2001


                                                                     DECEMBER 31
                                                                     -----------

                                                               2002                2001
                                                               ----                ----
          Deferred policy acquisition cost:
                      Domestic                              $ 16,272,101        $ 13,477,873
                      International                           28,707,256          27,118,130
                                                            ------------        ------------

          Total consolidated deferred policy
            acquisition costs:                              $ 44,979,357        $ 40,596,003
                                                            ============        ============


          Future policy benefits, losses, claims
            and loss expenses:
                      Domestic                              $ 75,370,979        $ 61,348,209
                      International                          132,969,552         123,435,554
                                                            ------------        ------------
          Total consolidated future policy benefits,
            losses, claims and loss expenses                $208,340,531        $184,783,763
                                                            ============        ============

          Unearned premiums:
                      Domestic                              $    159,163        $    113,451
                      International                              280,795             228,270
                                                            ------------        ------------
          Total consolidated unearned premiums              $    439,958        $    341,721
                                                            ============        ============

          Other policy claims and benefits payable:
                      Domestic                              $  4,494,215        $  3,731,420
                      International                            7,928,697           7,507,798
                                                            ------------        ------------
          Total consolidated other policy claims
               and benefits payable                         $ 12,422,912        $ 11,239,218
                                                            ============        ============


See accompanying independent auditors' report.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                 SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                            2002          2001           2000
                                                                            ----          ----           ----
          Premium revenue:
                     Domestic                                           $19,635,358     $ 9,565,894     $11,495,721
                     International                                       48,575,523      44,397,043      41,956,132
                                                                        -----------     -----------     -----------
          Total consolidated premium revenue                            $68,210,881     $53,962,937     $53,451,853
                                                                        ===========     ===========     ===========

          Net investment income:
                     Domestic                                           $ 4,102,592     $ 2,357,041     $ 2,699,251
                     International                                       10,149,315      10,939,440       9,851,503
                                                                        -----------     -----------     -----------

          Total consolidated net investment income                      $14,251,907     $13,296,481     $12,550,754
                                                                        ===========     ===========     ===========
          Benefits, claims, losses and settlement expenses:
                     Domestic                                           $15,116,021     $ 9,699,316     $11,244,773
                     International                                       32,800,939      29,473,937      29,897,665
                                                                        -----------     -----------     -----------
          Total consolidated benefits, claims, losses and
            settlement expenses                                         $47,916,960     $39,173,253     $41,142,438
                                                                        ===========     ===========     ===========

          Amortization of deferred policy acquisition costs:
                     Domestic                                           $ 1,683,660     $ 1,512,837     $ 1,477,795
                     International                                        8,355,743       7,055,608       7,044,177
                                                                        -----------     -----------     -----------

          Total consolidated amortization of deferred policy
            acquisition costs                                           $10,039,403     $ 8,568,445     $ 8,521,972
                                                                        ===========     ===========     ===========

          Other operating expenses:
                     Domestic                                           $ 5,088,809     $ 1,937,713     $ 2,647,320
                     International                                        9,975,256       8,697,926       7,492,219
                                                                        -----------     -----------     -----------
          Total consolidated other operating expenses                   $15,064,065     $10,635,639     $10,139,539
                                                                        ===========     ===========     ===========


See accompanying independent auditors' report.

                                                                     SCHEDULE IV

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   REINSURANCE

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                      CEDED           ASSUMED                         PERCENTAGE
                                                    GROSS            TO OTHER        FROM OTHER           NET         OF AMOUNT
                                                    AMOUNT          COMPANIES        COMPANIES          AMOUNT      ASSUMED TO NET
                                                    ------          ---------        ---------          ------      --------------
Year ended December 31, 2002
       Life insurance in-force                  $2,408,004,000     $152,103,000     $318,142,000     $2,574,043,000     12.4%
                                                ==============     ============     ============     ==============

       Premiums:
              Life insurance                        55,354,800        1,321,391          420,321         54,453,730       .8%
              Accident and health insurance         14,365,290          891,324               --         13,473,966       --
                                                --------------     ------------     ------------     --------------
        Total premiums                          $   69,720,090     $  2,212,715     $    420,321     $   67,927,696       .6%
                                                ==============     ============     ============     ==============

Year ended December 31, 2001
       Life insurance in-force                  $2,416,610,000     $206,386,000     $440,023,000     $2,650,247,000     16.6%
                                                ==============     ============     ============     ==============

       Premiums:
              Life insurance                        49,865,195        1,722,798          543,792         48,686,189      1.1%
              Accident and health insurance          5,649,277          589,434               --          5,059,843       --
                                                --------------     ------------     ------------     --------------
       Total premiums                           $   55,514,472     $  2,312,232     $    543,792     $   53,746,032      1.0%
                                                ==============     ============     ============     ==============

Year ended December 31, 2000

       Life insurance in-force                  $2,240,523,000     $272,150,000     $326,267,000     $2,294,640,000     14.2%
                                                ==============     ============     ============     ==============

       Premiums:
              Life insurance                        48,046,655        2,154,034           95,068         45,987,689       .2%
              Accident and health insurance          7,576,449          340,764               --          7,235,685       --
                                                --------------     ------------     ------------     --------------
       Total premiums                           $   55,623,104     $  2,494,798     $     95,068     $   53,223,374       .2%
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

                                       CITIZENS, INC.


Date:  March 25, 2003                  By: /s/ Mark A. Oliver
                                           ------------------------------------
                                           Mark A. Oliver, President

                                       By: /s/ David J. Mehle
                                           ------------------------------------
                                           David J. Mehle, Executive Vice
                                           President, Chief Financial Officer
                                           and Treasurer


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


                             Dated: March 25, 2003


/s/ Mark A. Oliver                            /s/ Harold E. Riley
-------------------------------------         ----------------------------------
Mark A. Oliver, Director                      Harold E. Riley, Chairman of the
                                              Board and Director


/s/ Dr. Richard C. Scott                      /s/ Timothy T. Timmerman
-------------------------------------         ----------------------------------
Dr. Richard C. Scott, Director                Timothy T. Timmerman, Director

/s/ Rick D. Riley                             /s/ Steve Shelton
-------------------------------------         ----------------------------------
Rick D. Riley, Director                       Steve Shelton, Director

/s/ Dr. E. Dean Gage
-------------------------------------
Dr. E. Dean Gage, Director

I, Rick D. Riley, certify that:

      1. I have reviewed this annual report on Form 10-K of Citizens, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003                       /s/ Rick D. Riley
                                           ---------------------------------
                                           Rick D. Riley
                                           Chief Executive Officer

I, David Mehle, certify that:

      1. I have reviewed this annual report on Form 10-K of Citizens, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, ( particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

                  6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003                       /s/ David Mehle
                                           ---------------------------------
                                           David Mehle
                                           Chief Financial Officer

                                 EXHIBITS INDEX
                                 --------------

      EXHIBIT NO.                          DESCRIPTION
      -----------                          -----------
          3         3.1 Articles of Incorporation; as amended (a)

                    3.2 Bylaws (b) 10 Material Contracts

                    10.1  Automatic Yearly Renewable Term Life Reinsurance
                          Agreement between Citizens  Insurance Company of
                          America and The Centennial Life Insurance Company dated March 1, 1982 (c)

                    10.2  Self-Administered Automatic Reinsurance Agreement -
                          Citizens Insurance Company of America and Riunione
                          Adriatica di Sicurta, S.p.A. (d)

                    10.3  Bulk Accidental Death Benefit Reinsurance
                          Agreement between Connecticut General Life
                          Insurance Company and Citizens Insurance Company of America, as amended (e)

                    10.4  Plan and Agreement of Exchange between Citizens,
                          Inc. and Combined Underwriters Life Insurance
                          Company (f)

                    10.5  Plan and Agreement of Exchange between Citizens,
                          Inc. and Lifeline Underwriters Life Insurance
                          Company (f)

                    10.6  Plan and Agreement of Merger between Citizens,
                          Inc., Citizens Acquisition, Inc. and First
                          Alliance Corporation (g)

          21        Subsidiaries of the registrant *

          23        Consent of KPMG LLP *

          24        Power of Attorney (see signature page)


          99.1 Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002 *

          99.2 Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002 *

---------------
(a) Filed with or referenced in the Registrant's Current Report on Form 8-K dated December 9, 1994 and incorporated herein by reference.

(b) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(c) Filed as a part of the Amendment No. 1 to Registration Statement on Form S-4, SEC File No. 33--4753, filed on or about June 19, 1992 and incorporated herein by reference.

(d) Filed as a part of the Registration Statement on Form S-4, SEC File No. 333--16163, filed on or about November 14, 1996 and incorporated herein by reference.

(e) Filed with or referenced in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(f) Filed as a part of the Registration Statement on Form S-4, SEC File No. 333-76926, on or about January 18, 2002 and incorporated herein by reference.

(g) Filed as a part of the Registration Statement on Form S-4, SEC File No. 333-102016, on or about December 19, 2002, and incorporated herein by reference.

*    Filed herewith.