Form 10-Q
period 2003-03-31
CITIZENS INC
filed 2003-05-14
CIK 24090

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2003

                                       or

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ___________________

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

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               |X| Yes | | No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

                                                               |X| Yes | | No

      As of March 31, 2003, Registrant had 31,864,281 shares of Class A common stock, No Par Value, outstanding and 817,696 shares of Class B common stock, No Par Value, outstanding.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                       Page
                                                                                      Number
                                                                                      ------
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 Consolidated Statements of Financial Position, March 31, 2003
                      (Unaudited) and December 31, 2002                                 3

                 Consolidated Statements of Operations, Three Months
                      Ended March 31, 2003 and 2002 (Unaudited)                         5

                 Consolidated Statements of Cash Flows, Three Months
                      Ended March 31, 2003 and 2002 (Unaudited)                         6

                 Notes to Consolidated Financial Statements                             8

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITIONS AND RESULTS
                      OF OPERATIONS                                                    14

         ITEM 3. QUANTITATIVE AND QUALITATIVE
                      DISCLOSURES ABOUT MARKET RISK                                    20

         ITEM 4. CONTROLS AND PROCEDURES
                                                                                       20

PART II. OTHER INFORMATION                                                             21

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                                             (UNAUDITED)
                                                              MARCH 31,        DECEMBER 31,
                                                                2003               2002
                                                            ------------       ------------
ASSETS

Investments:

     Fixed maturities held-for-investment, at
         amortized cost (market $13,595,715
         in 2003 and $13,351,100 in 2002)                   $ 11,446,989       $ 11,384,137
     Fixed maturities available-for-sale, at
         fair value (cost $174,904,071 in
         2003 and $186,336,345 in 2002)                      182,288,918        191,777,625
     Equity securities, at fair value (cost
         $1,231,439 in 2003 and $653,282 in 2002)              1,292,419            639,316
     Mortgage loans on real estate (net of reserve
           of $50,000 in 2003 and 2002)                          606,001            619,084
     Policy loans                                             20,887,711         20,596,371
     Other long-term investments                               3,298,934            992,067
                                                            ------------       ------------
              Total investments                              219,820,972        226,008,600

     Cash and cash equivalents                                49,271,458         19,211,802
     Accrued investment income                                 2,073,335          2,338,837
     Reinsurance recoverable                                   4,428,031          2,254,175
     Deferred policy acquisition costs                        45,304,726         44,979,357
     Other intangible assets                                   2,268,125          2,018,125
     Federal income tax recoverable                               91,155                 --
     Deferred federal income tax asset                                --          1,078,985
     Cost of customer relationships acquired                  17,466,023         14,191,172
     Excess of cost over net assets acquired                  13,868,987          7,783,405
     Property, plant and equipment                             5,590,457          5,590,498
     Receivable for security in process of settlement          2,280,000                 --
     Other assets                                              1,852,716            836,045
                                                            ------------       ------------

              Total assets                                  $364,315,985       $326,291,001
                                                            ============       ============

See accompanying notes to consolidated financial statements.         (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                                             (UNAUDITED)
                                                              MARCH 31,          DECEMBER 31,
                                                                2003                 2002
                                                            -------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Future policy benefit reserves                         $ 222,348,933        $ 203,546,435
     Dividend accumulations                                     4,813,614            4,859,391
     Premium deposits                                           5,190,818            4,794,131
     Policy claims payable                                      5,091,944            4,794,096
     Other policyholders' funds                                 3,383,981            3,209,348
                                                            -------------        -------------
              Total policy liabilities                        240,829,290          221,203,401

     Commissions payable                                        1,703,483            1,912,972
     Federal income tax payable                                        --              311,884
     Deferred federal income tax liability                         52,002                   --
     Other liabilities                                          1,751,178            1,070,439
                                                            -------------        -------------
              Total liabilities                               244,335,953          224,498,696

STOCKHOLDERS' EQUITY:
     Common stock:
         Class A, no par value, 50,000,000 shares
              authorized, 34,423,974 shares issued in
              2003 and 31,862,980 shares issued in
              2002, including shares in treasury of
              2,559,693 in 2003 and 2002                      146,319,612          129,125,099
         Class B, no par value, 1,000,000 shares
              authorized, 817,696 shares issued and
              outstanding in 2003 and 2002                      1,870,389            1,870,389
     Retained deficit                                         (26,226,794)         (25,887,787)
     Accumulated other comprehensive income (loss):
         Unrealized gains on securities, net of tax             4,914,246            3,582,025
                                                            -------------        -------------
                                                              126,877,453          108,689,726
     Treasury stock, at cost                                   (6,897,421)          (6,897,421)
                                                            -------------        -------------
              Total stockholders' equity                      119,980,032          101,792,305
                                                            -------------        -------------

     Total liabilities and stockholders' equity             $ 364,315,985        $ 326,291,001
                                                            =============        =============

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                 --------------------------------

                                                                     2003                2002
                                                                 ------------        ------------
REVENUES:
Premiums                                                          $15,937,561         $12,074,618
Annuity and universal life considerations                              84,550              73,539
Net investment income                                               3,427,907           3,454,512
Realized gains                                                         53,938              36,902
Other income                                                          201,546             129,178
                                                                 ------------        ------------
               Total revenues                                      19,705,502          15,768,749

BENEFITS AND EXPENSES:
Insurance benefits paid or provided:
     Increase (decrease) in future policy benefit reserves         (1,536,691)          1,733,980
     Policyholders' dividends                                         706,589             709,446
     Claims and surrenders                                          9,727,997           6,077,929
     Annuity expenses                                                  36,787              72,437
                                                                 ------------        ------------
               Total insurance benefits paid or provided            8,934,682           8,593,792

Commissions                                                         3,572,895           2,976,825
Other underwriting, acquisition and insurance expenses              4,942,378           2,661,403
Capitalization of deferred policy acquisition costs                (3,236,172)         (2,473,566)
Amortization of deferred policy acquisition costs                   2,910,803           1,827,154
Amortization of cost of customer relationships acquired
     and other intangibles                                          3,010,366             124,507
                                                                 ------------        ------------

               Total benefits and expenses                         20,134,952          13,710,115
                                                                 ------------        ------------

     Income (loss) before Federal income tax                         (429,450)          2,058,634

Federal income tax expense (benefit)                                  (90,443)            555,831
                                                                 ------------        ------------

NET INCOME (LOSS)                                                   $(339,007)         $1,502,803
                                                                 ============        ============

PER SHARE AMOUNTS:
     BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF
        COMMON STOCK                                                   ($0.01)              $0.05
                                                                 ============        ============
     WEIGHTED AVERAGE SHARES OUTSTANDING                           31,287,658          29,073,066
                                                                 ============        ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                           -------------------------------

                                                                               2003                2002
                                                                           ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $   (339,007)       $ 1,502,803
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
              Realized gains on sale of investments and other assets            (53,938)           (36,902)
              Net deferred policy acquisition costs                            (325,369)          (646,412)
              Amortization of cost of customer relationships
                  acquired and other intangibles                              3,010,366            124,507
              Depreciation                                                      187,139            166,127
      Change in:
              Accrued investment income                                         457,315           (495,773)
              Reinsurance recoverable                                          (953,147)        (1,448,353)
              Future policy benefit reserves                                    961,706          1,700,756
              Other policy liabilities                                          439,663           (387,148)
              Deferred federal income tax                                        52,002           (199,755)
              Federal income tax                                               (403,039)           206,013
              Commissions payable and other liabilities                      (1,609,447)          (833,744)
              Other, net                                                        (83,477)            51,089
                                                                           ------------        -----------
                  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         1,340,767           (296,792)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of fixed maturities, available-for-sale                               101,500          2,239,875
     Sale of equity securities, available-for-sale                              481,033             11,451
     Maturity of fixed maturities, available-for-sale                        49,718,360          1,777,592
     Purchase of fixed maturities, available-for-sale                       (22,865,557)        (5,975,662)
     Purchase of equity securities, available-for-sale                             (104)                --
     Principal payments on mortgage loans                                        13,083             53,140
     Sale of other long-term investments and property, plant and
         equipment                                                                   --              3,000
     Receivable for security in process of settlement                        (2,280,000)                --

See accompanying notes to consolidated financial statements.         (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                  -------------------------------

                                                                      2003                2002
                                                                  ------------        -----------
     Cash from acquisition                                        $  3,869,228        $ 2,882,353
     Increase in policy loans, net                                     (77,150)          (524,563)
     Purchase of other long-term investments and property,
         plant and equipment                                          (241,504)          (222,680)
                                                                  ------------        -----------
                  NET CASH PROVIDED BY INVESTING ACTIVITIES         28,718,889            244,506
                                                                  ------------        -----------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           30,059,656            (52,286)

     Cash and cash equivalents at beginning of period               19,211,802          6,793,852
                                                                  ------------        -----------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 49,271,458        $ 6,741,566
                                                                  ============        ===========

Supplemental:
      Cash paid during the period for income taxes                $    244,388        $   562,038
                                                                  ============        ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In the first quarter of 2003, the Company issued 2,560,994 Class A common shares to purchase all the capital stock of First Alliance Corporation. In the first quarter of 2002, the Company issued 752,701 Class A common shares to purchase all the capital stock of Combined Underwriters Life Insurance Company and issued 304,928 Class A common shares to purchase all the capital stock of Lifeline Underwriters Life Insurance Company. In conjunction with the acquisitions, cash and cash equivalents were provided by acquisitions as follows:

                                                       2003              2002
                                                   ------------      ------------
      Fair value of capital stock issued           $ 17,194,513      $ 11,961,784
      Fair value of tangible assets acquired
          excluding cash and cash equivalents       (21,448,888)      (14,883,146)
      Fair value of intangible assets acquired      (12,243,483)      (14,519,409)
      Liabilities assumed                            20,367,086        20,323,124
                                                   ------------      ------------
      Cash and cash equivalents provided by
           mergers and acquisitions                $  3,869,228      $  2,882,353
                                                   ============      ============

      Issuance of 2,560,994 Class A shares         $ 17,194,513
                                                   ============
      Issuance of 1,057,629 Class A shares                           $ 11,961,784
                                                                     ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

                                   (UNAUDITED)

(1)   FINANCIAL STATEMENTS

      The interim consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977, and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Central Investors Life Insurance Company of Illinois (CILIC), Excalibur Insurance Corporation (Excalibur), Combined Underwriters Life Insurance Company (Combined), Lifeline Underwriters Life Insurance Company (Lifeline), First Alliance Corporation (First Alliance), and First Alliance Insurance Company (FAIC). Citizens and its consolidated subsidiaries are collectively referred to as "the Company."

      The statement of financial position for March 31, 2003, the statements of operations for the three-month periods ended March 31, 2003 and 2002, and the statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2003 and for comparative periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

(2)   PROPOSED ACQUISITION

      On March 7, 2003, the Company entered into a Plan and Agreement of Merger with Mid-American Alliance Corporation (Mid-American) a Missouri insurance holding company, whereby the Company will acquire all of the outstanding shares of Mid-American for shares of Citizens Class A common stock. The transaction values Mid-American's shares at $1.35 each and Citizens Class A shares based on the average closing price for the 20 trading days preceding closing. Closing is expected in mid 2003. The Company and Mid-American are in the process of making the appropriate legal filings in connection with the acquisition. The proposed merger requires the approval of Mid-American's shareholders and the merger agreement contains the customary conditions. Closing of the acquisition is contemplated to occur in mid 2003, assuming all conditions are met and all regulatory and shareholder approval is obtained. The value of the transaction has been established as $8.2 million.

      On February 18, 2003, Citizens consummated the acquisition of First Alliance. Pursuant to the terms of the agreement, which were approved by First Alliance's shareholders and regulatory authorities, Citizens issued approximately 2.6 million shares of its Class A Common Stock to acquire First Alliance. The aggregate market value of the consideration was approximately $17.2 million. The transaction was accounted for as a purchase. The excess of cost over net assets acquired amounted to approximately $5.9 million.

      On March 19, 2002, Citizens consummated the acquisitions of Combined and Lifeline. Pursuant to the terms of the agreements, which were approved by Combined's and Lifeline's shareholders and regulatory authorities, Citizens issued approximately 753,000 shares of its Class A Common Stock to acquire Combined and approximately 305,000 shares of its Class A Common Stock to acquire Lifeline. The aggregate market value of the consideration was approximately $12.0 million. The transactions were accounted for as purchases. The excess of cost over net assets acquired amounted to approximately $1.1 million.

(3)   SEGMENT INFORMATION

      The Company has two reportable segments identified by geographic area:
      International Business and Domestic Business. International business, consisting of ordinary whole-life business, is offered to residents of Central and South America. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars and paid in the United States. Domestic Business, consisting of traditional life and burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies, is sold throughout the southern U.S. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on U.S. GAAP income before federal income taxes for its two reportable segments.

      Geographic Areas - The following summary represents financial data by segment of the Company's continuing operations.

                                             THREE MONTHS ENDED MARCH 31,
                                            ------------------------------
                                                2003               2002
                                            -----------        -----------
      REVENUES
       Domestic                             $ 7,123,032        $ 2,795,517
       International                         12,582,470         12,973,232
                                            -----------        -----------
             Total Revenues                 $19,705,502        $15,768,749
                                            ===========        ===========

The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company's reportable segments for the periods indicated is as follows:

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                -----------------------------
                                                                    2003              2002
                                                                ------------      -----------
      Revenue, excluding net investment income and realized
      gain on investments:
         Domestic                                               $  5,864,435      $ 2,176,601
         International                                            10,359,222       10,100,734
                                                                ------------      -----------
      Total consolidated revenue, excluding net investment
      income and realized gain on investments                   $ 16,223,657      $12,277,335
                                                                ============      ===========

      Net investment income:
         Domestic                                               $  1,239,100      $   612,375
         International                                             2,188,807        2,842,137
                                                                ------------      -----------
      Total consolidated net investment income                  $  3,427,907      $ 3,454,512
                                                                ============      ===========

      Amortization expense:
         Domestic                                               $  3,677,145      $   344,889
         International                                             2,244,024        1,606,772
                                                                ------------      -----------
      Total consolidated amortization expense                   $  5,921,169      $ 1,951,661
                                                                ============      ===========

      Realized gain  on investments:
         Domestic                                               $     19,497      $     6,542
         International                                                34,441           30,360
                                                                ------------      -----------
         Total consolidated realized gain                       $     53,938      $    36,902
                                                                ============      ===========

      Income (loss) before federal income tax:
         Domestic                                               $   (276,030)     $   582,382
         International                                              (153,420)       1,476,252
                                                                ------------      -----------
      Total consolidated income (loss) before
          federal income tax                                    $   (429,450)     $ 2,058,634
                                                                ============      ===========

                                        MARCH 31, 2003     DECEMBER 31, 2002
                                        --------------     -----------------
      Assets:
         Domestic                        $147,084,192         $118,041,708
         International                    217,231,793          208,249,293
                                         ------------         ------------
      Total                              $364,315,985         $326,291,001
                                         ============         ============

      Major categories of premiums are summarized as follows:

                                         THREE MONTHS ENDED     THREE MONTHS ENDED
                                           MARCH 31, 2003         MARCH 31, 2002
                                         ------------------     ------------------
      Premiums:
         Ordinary life                       $11,886,552            $10,777,784
         Group life                              105,080                133,363
         Accident and health                   3,945,929              1,163,471
                                             -----------            -----------
      Total premiums                         $15,937,561            $12,074,618
                                             ===========            ===========

(4)   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

      For the three months ended March 31, 2003 and 2002, the other comprehensive income (loss) amounts included in total comprehensive income
      (loss) consisted of unrealized gains (losses) on investments in fixed maturities and equity securities available-for-sale of $1,332,221 and $(2,332,799), respectively, net of tax. Total comprehensive income (loss) for the three months ended March 31, 2003 and 2002, was $993,214 and $(829,996), respectively.

(5)   EARNINGS PER SHARE

      Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the three months ended March 31, 2003 and 2002 were 31,287,658 and 29,073,066, respectively. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 15% stock dividend paid in 2002. The 2002 stock dividend resulted in the issuance of 4,162,414 Class A shares (including 333,873 shares in treasury) and 106,656 Class B shares. In addition, 2,560,994 Class A shares were issued in February 2003 in conjunction with the acquisition of First Alliance and 1,057,629 Class A shares were issued in March 2002 in conjunction with the acquisitions of Combined and Lifeline.

(6)   ACCOUNTING PRONOUNCEMENTS

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under the guidelines of SFAS No. 142, excess of cost over net assets acquired (goodwill) amounting to $13,195,725 and $7,783,405 and other intangible assets amounting to $2,268,125 and $2,018,125 as of March 31, 2003 and December 31, 2002, respectively, were determined to have an indefinite useful life and will no longer be amortized. Instead goodwill and other intangible assets will be subjected to annual impairment analyses under the provisions of SFAS No. 142 and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," respectively.

      On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset. SFAS No. 143 did not and is not expected to have a significant effect on the financial position, results of operations or liquidity of the Company.

      In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 superseded and amended SFAS No. 121 and relevant portions of SFAS No. 30. SFAS No. 144 was adopted on January 1, 2002. SFAS No. 144 did not have a material effect on the financial position, results of operation or liquidity of the Company.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 affected income statement classification of gains and losses from extinguishment of debt and made certain other technical corrections. SFAS No. 145 was adopted on January 1, 2003. SFAS No. 145 did not have a material effect on the financial position, results of operations or liquidity of the Company.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 spread out the reporting of expenses related to restructurings initiated after 2002. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough evidence to record a one-time charge for most anticipated exit or disposal activities. Companies will instead record exit or disposal costs when they are "incurred" and can be measured by fair value and the recorded liability will subsequently be adjusted for changes in estimated cash flows. SFAS No. 146 also revised accounting for specified employee and contract terminations that are part of restructuring activities. The Company adopted SFAS No. 146 on January 1, 2003. SFAS No. 146 did not have a material effect on the financial position, results of operations or liquidity of the Company.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborated on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued and also clarified that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company adopted FASB Interpretation No. 45 on January 1, 2003. FASB Interpretation No. 45 did not have a material effect on the financial position, results of operations or liquidity of the Company.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB No. 123." This statement amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS

      No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ended after December 31, 2002. The Company currently offers no stock-based employee compensation. The Company adopted SFAS No. 148 on January 1, 2003. SFAS No. 148 did not have a material effect on the financial position, results of operations or liquidity of the Company.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. This interpretation requires certain disclosures in financial statements issued after January 31, 2003. Based on current operations, the Company does not anticipate that FASB Interpretation No. 46 will have a material effect on the financial position, results of operations or liquidity of the Company.

(7)   PURCHASE ACCOUNTING

      The allocation of values acquired in the acquisition of First Alliance Corporation is preliminary as of the date of the financial statements. Estimates involved in the application of purchase accounting to the transaction may change over the next two quarters as the Company refines those estimates, such as completion of development and application of purchase accounting assumptions with respect to policy reserves at the policy level.

                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITIONS AND
                              RESULTS OF OPERATIONS

Certain statements contained in this Form 10-Q are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"), including, without limitation, the italicized statements and the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by us with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with our approval which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items, (ii) our statements of plans and objectives or our management or Board of Directors including those relating to products or services, (iii) statements of future economic performance and (iv) those of statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", "may", "will" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of foreign and U.S. economies in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws; (iii) inflation, interest rates, market and monetary fluctuations and volatility; (iv) the timely development and acceptance of new products and services and perceived overall value of these products and services by existing and potential customers; (v) changes in consumer spending, borrowing and saving habits; (vi) concentrations of business from persons residing in third world countries; (vii) acquisitions; (viii) the persistency of our existing and future insurance policies; (ix) our dependence on its Chairman of the Board; (x) our ability to control expenses; (xi) the effect of changes in laws and regulations (including laws and regulations concerning insurance) with which we and our subsidiaries must comply; (xii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xiii) changes in our organization and compensation plans; (xiv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xv) our success in managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

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

On March 7, 2003, we entered into a Plan and Agreement of Merger with Mid-American Alliance Corporation (Mid-American) a Missouri insurance holding company, whereby we will acquire all of the outstanding shares of Mid-American for shares of our Class A common stock. The transaction values Mid-American's shares at $1.35 each and our Class A shares based on the average closing price for the 20 trading days preceding closing. Closing is expected in mid 2003. The parties are in the process of making the appropriate legal filings in connection with the acquisition. The proposed merger requires the approval of Mid-American's shareholders and the merger agreement contains the customary conditions. Closing of the acquisition is contemplated to occur in mid 2003, assuming all conditions are met and all regulatory and shareholder approval is obtained. The value of the transaction has been established as $8.2 million.

Management believes that the acquisitions should enhance premium income and total revenue and augment our domestic marketing program. The marketing operations of these companies continue to write whole life insurance and supplemental accident and health products that have historically been the foundation of their business.

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

For the three months ended March 31, 2003, Citizen's incurred a net loss of $339,007 or $0.01 per share, compared to net income of $1,502,803, or $0.05 per share, for the same period in 2002. Increased surrenders, accident and health claims, insurance expenses and amortization of cost of customer relationships acquired combined with a decrease in net investment income contributed to the net loss for the three months ended March 31, 2003.

Total revenues increased $3,936,753 or 24.9% in 2003 to $19,705,502 compared to the first three months of 2002 when revenues were $15,768,749. The increase in revenue is primarily related to an increase of $4.6 million in revenues related to the acquisitions of Combined, Lifeline and First Alliance, offset by a reduction in CICA revenues driven by a drop in net investment income and lower accident and health (A&H) premiums. Combined and Lifeline had only a nominal effect on 2002 results due to the March 19, 2002 acquisition date.

Premium income for the first three months of 2003 was $15,937,561 compared to $12,074,618 for the same period in 2002. The 2003 increase of $3,862,943 was comprised of an increase of $4.2 million in premium income related to the acquisitions of Combined, Lifeline and First Alliance and a small reduction of CICA premiums as renewal life premiums and accident and health premiums declined. Management's implementation of significant rate increases in supplemental non-cancelable accident and health products due to increased loss ratios contributed to the decrease in accident and health premiums.

Production of new life insurance premiums by the associates of CICA, measured in issued and paid, annualized premiums, increased only 1.6% in 2003 due to the economic downturn in Latin American countries. In addition, management initiated a domestic ordinary life sales program in late 2000 targeting urban areas. This program's initial results to date have been insignificant; however, with the recent acquisitions, coupled with new marketing management, the additional sales forces of the acquisitions should provide expanded sales efforts for our domestic marketing program. Management also believes that the acquisitions of Combined, Lifeline and First Alliance will enhance premium income and total revenue.

Combined had a significant amount of accident and health premiums when we acquired it. Although Combined continues to write specified benefit accident and health policies, management has discontinued the sale of Combined's major medical products and moved to terminate all in-force major medical business. This action will result in a decrease of approximately $2.3 million of annual premium revenue during 2003 but management believes it will enhance future profitability. Management continues to focus on the retention of business written by Combined, given that company's historical lapse rates.

Net investment income decreased slightly for the three months ended March 31, 2003, amounting to $3,427,907 compared to $3,454,512 for the first three months of 2002. The 2003 decrease reflects invested assets decreasing from $226,008,600 at December 31, 2002 to $219,820,972 at March 31, 2003. Offsetting this decrease was the large balance in cash, $49,271,458 at March 31, 2003 compared to $19,211,802 at March 31, 2002. Calls of U.S. Government Agency securities that were in the process of being reinvested were the primary reasons for the decrease in invested assets and the increase in cash. The acquisition of First Alliance increased invested assets by $18.0 million and 2003 investment income by $112,453. The 2003 results reflected the actions taken in previous years to change the mix and duration of our invested assets to place less emphasis on government guaranteed mortgage pass-through instruments and more emphasis on investments in callable instruments issued by U.S. government agencies. During 2003 and 2002, significant decreases in interest rates occurred which slowed the growth in net investment income. As a result, we expect returns on newly invested funds to decline in the short-term. We do not believe such declines will have a materially adverse effect on our future operating results.

Increase (decrease) in future policy benefit reserves decreased from $1,733,980 for the three months ended March 31, 2002 to ($1,536,391) for the first three months of 2003. The reserve decrease in 2003 is consistent with the increase in surrenders experienced over the past two quarters due to the economic conditions in key Latin American markets. Additionally, a $1,200,000 decrease in accident and health reserves occurred during 2003 as a result of the non-renewal of approximately $2.5 million of major medical premiums.

Policyholder dividends decreased slightly to $706,589 from $709,446 during the first three months of 2003. Virtually all of CICA's policies sold between 1984 and 1998 were participating. Participating policies represent, approximately 54% of the Company's business in-force, although the percentage of participating business has declined due to acquisitions in recent years.

Claims and surrenders increased $3,650,068 from $6,077,929 for the three months ended March 31, 2002 to $9,727,997 for the same period in 2003. The 2003 increase is comprised an increase of $1.1 million in claims and surrenders related to the acquisitions of Combined, Lifeline and First Alliance while CICA's surrenders increased by approximately $1.1 million.

Death claims increased slightly from $1,490,036 in the first quarter of 2002 to $1,542,761 in the first quarter of 2003. The increase is directly related to the acquisition of Combined, Lifeline and First Alliance, whose death claims totaled $319,584 in 2003. CICA has historically adhered to an underwriting policy which requires thorough medical examinations on all applicants who are foreign residents, except children, regardless of age or face amount of the policy applied for, including x-rays and electrocardiograms. On all policies of $150,000 or more, inspection reports are required which detail the background resources and lifestyle of the applicant.

Surrender expense increased from $2,716,681 in the first quarter of 2002 to $4,143,991 in the first quarter of 2003. Surrenders from Combined, Lifeline and First Alliance amounted to $232,266 in 2003. The current uncertain economic climate in several Latin American countries was the primary reason for the increased surrender activity. The economies in Argentina, and Venezuela in particular were in near-depressions during 2002. As such, continued increases in surrenders relating to insured's residing in these countries are expected. However, we are optimistic about the long-term prospects for these countries.

Accident and health benefits increased from $623,989 in 2002 to $2,683,510 in 2003. This increase in accident and health benefits is directly related to the acquisition of Combined and Lifeline discussed above, which generated $1.1 million in claims. Significant rate increases were implemented on the accident and health business remaining in force, and management expects to continue to implement increases. During 2003, we have non-renewed approximately $2.3 million of major medical premiums on Combined and Lifeline's books.

Endowments increased from $1,179,486 in the first quarter of 2002 to $1,252,510 in the first quarter of 2003. Like policy dividends, endowments are factored into the premiums and as such the increase should have no adverse impact on profitability.

The remaining components of claims and surrenders amounted to $105,225 for the first quarter of 2003, compared to $67,737 for the first quarter of 2002. These are made up of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits.

During 2003, commissions increased to $3,572,895 from $2,976,825 in 2002. The 2003 increase is largely attributable to the acquisition of Combined, Lifeline and First Alliance. The remainder of the 2003 increase was due to the slight increase in CICA's production of new life insurance premiums. During 2002, CICA terminated its arrangement with its International Marketing Manager and transferred such responsibility to the home office. As a result commission expense will decline and operating expenses will increase.

Underwriting, acquisition and insurance expenses increased from $2,661,403 in the first quarter of 2002 to $4,942,378 for the same period in 2003. The first quarter 2003 increase was due to severance related expenses in the acquisition of Combined, Lifeline and First Alliance. Additionally, in May 2002, in an attempt to more efficiently manage and communicate with our independent marketing consultants, we canceled our contract with an independent international company that had served as the managing general agent for our international marketing activities since early 1997. We no longer pay an overriding commission to this former managing firm on all new business issued internationally but we now directly bear the related costs of all marketing, management and promotional activities. Included in 2003 expenses is approximately $600,000 related to the annual marketing convention for international producers, an expense previously borne by the International Marketing Manager. We believe this change will generate cost savings in the future. Other factors in the increased expenses relates to the start-up costs of the domestic marketing program and merger and acquisition activities.

Deferred policy acquisition costs capitalized in the first quarter of 2003 were $3,236,172 compared to $2,473,566 for the same period of the previous year. Amortization of these costs was $2,910,803 for the first quarter of 2003 compared to $1,827,154 for the same period of 2002. Most of the 2003 increase related to the increased surrender activity caused by the current uncertain economic climate in several Latin American countries.

Amortization of cost of customer relationships acquired increased to $3,010,366 during the first three months of 2003 from $124,507 for the same period in 2002. The increase relates to the amortization of cost of customer relationships acquired with respect to the acquisition of Combined, Lifeline and First Alliance. During the first quarter of 2003, approximately $1.2 million of such amortization was recorded as a result of the non-renewal of the major medical business described above.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders' equity increased to $119,716,032 at March 31, 2003 from $101,792,305 at December 31, 2002. The increase was attributable to $17,194,513 of Class A common stock issued for the acquisition of First Alliance Corporation, the net loss of $339,007 during the first quarter of 2003 and unrealized gains as of March 31, 2003 of $1,332,221, net of tax. Increases in the market value of our available-for-sale bond portfolio caused by higher bond prices resulted in the change in unrealized gains, net of tax.

Invested assets decreased from $226,008,600 at December 31, 2002 to $219,820,972 at March 31, 2003. Calls of U.S. Government Agency securities that were in the process of being reinvested in excess of the invested assets acquired in the First Alliance Corporation acquisition were the primary reasons for the decrease. At March 31, 2003 and December 31, 2002, fixed maturities have been categorized into two classifications: Fixed maturities held-to-maturity, which were valued at amortized cost, and fixed maturities available-for-sale which were valued at fair value. Fixed maturities available-for-sale and fixed maturities held-to-maturity were 82.9% and 5.2%, respectively, of invested assets at March 31, 2003. Fixed maturities held-to-maturity, amounting to $11,446,989 consist primarily of U.S. Treasury and U.S. government agency securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

Our mortgage loan portfolio, which constituted 0.3% of invested assets at December 31, 2002 and March 31, 2003, has historically been composed primarily of seasoned small residential loans in Texas. Management established a reserve of $50,000 at March 31, 2003 and December 31, 2002 (approximately 8% of the mortgage portfolio's balance) to cover potential unforeseen losses in our mortgage portfolio. At March 31, 2003, no loans were past due more than ninety days.

Policy loans comprised 9.5% of invested assets at March 31, 2003. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain more than adequate liquidity despite the uncertain maturities of these loans.

Our cash balances increased over $30 million to $49,271,458 at March 31,2003 compared to $19,211,802 at March 31, 2002, and were significantly in excess of Federal Deposit Insurance Corporation coverage at March 31, 2003 and December 31, 2002. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss.

Our subsidiary, CICA, owned 2,398,031 shares of our Class A common stock at March 31, 2003 and December 31, 2002. In our consolidated financial statements, the shares of Citizens Class A common stock owned by CICA are combined with the other treasury shares and the aggregate treasury shares are reported at cost in conformity with U.S. GAAP.

The NAIC has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital considers the type of business written by a company, the quality of its assets, and total various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 2002 and March 31, 2003, all life insurance subsidiaries were above required minimum levels.

On June 1, 2002, we paid a 15% stock dividend to holders of record as of May 1, 2002. The dividend resulted in the issuance of 4,162,414 Class A shares (including 333,873 shares in treasury) and 106,656 Class B shares.

FINANCIAL ACCOUNTING STANDARDS

See Note 6 of our Consolidated Financial Statements for a discussion of recently promulgated accounting standards and interpretations which we have adopted and our estimates of their impact upon us.

                                     ITEM 3

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The unrealized gains (losses) that could be caused by decreases and increases in the interest rates of 100, 200 and 300 basis points, respectively, on our available-for-sale fixed maturities is as follows at March 31, 2003:

                   DECREASES IN INTEREST RATES                        INCREASES IN INTEREST RATES
           ------------------------------------------      -------------------------------------------------
            300 BASIS        200 BASIS      100 BASIS        300 BASIS        200 BASIS          100 BASIS
              POINTS           POINTS        POINTS            POINTS           POINTS             POINTS
           -----------      -----------    ----------      ------------     ------------       ------------
           $16,896,000      $11,171,000    $5,890,000      $(10,343,000)    $(19,820,000)      $(28,589,000)
           ===========      ===========    ==========      ============     ============       ============

At March 31, 2003 and December 31, 2002, there were no fixed maturities or other investments that we classified as trading instruments. At March 31, 2003 and December 31, 2002, we had no investments in derivative instruments.

                                     ITEM 4

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

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            On April 24, 2003, the Court of Appeals for the Third District of Texas affirmed in part and modified in part, a July 31, 2002, class action certification which was granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 styled Delia Bolanos Andrade, et. al. v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies offered to certain non-U.S. residents by one of our insurance susidiaries, Citizens Insurance Company of America, are actually "securities" that were offered or sold in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to an overseas trust for the purchase of our Class A common stock. The remedy sought is rescission of the insurance premium payments. We intend to file a petition with the Texas Supreme Court in the near future for review of the decision of the Court of Appeals. Review by the Texas Supreme Court is discretionary. We believe the Plaintiff's claim under the Texas securities laws is not valid and that the class defined is not appropriate for class certification and does not meet the legal requirements for class action treatment under Texas law. Recent decisions from the Texas Supreme Court indicate a more defense-oriented approach to class certification cases, especially in class action cases encompassing claimants from more than one state or jurisdiction.

            We expect the Texas Supreme Court will grant our petition for review and will ultimately rule in our favor, decertify the class and remand the matter to district court for further action. It is our intention to defend vigorously against the request for class certification, as well as to defend vigorously against the individual claims. During the time of our appeal to the Texas Supreme Court, there will be no further district court proceedings in the case. We are unable to determine the potential financial magnitude of the claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although we would expect a significant adverse financial impact relating to any adverse final class action judgment.

            In addition, from time to time we are a party to various legal proceedings incidental to its business. Management does not expect the ultimate resolution of these legal proceedings to have a material adverse impact on our results of operations or financial condition.

ITEM 2      CHANGES IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits - 99.1 Certification of Chief Executive Officer
                             99.2 Certification of Chief Financial Officer

            (b) 8K Reports. We did not file any current reports on form 8-K during the period covered by this report.

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

                                        CITIZENS, INC.


                                        By: /s/ Mark A. Oliver
                                            ------------------------------------
                                            Mark A. Oliver, FLMI
                                            President


                                        By: /s/ David J. Mehle
                                            ------------------------------------
                                            David J. Mehle
                                            Executive Vice President,
                                            Treasurer and CFO

Date: May 13, 2003

I, Rick D. Riley, certify that:

            1. I have reviewed this quarterly report on Form 10-Q of Citizens, Inc.;

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003                      /s/ Rick D. Riley
                                        ----------------------------------------
                                        Rick D. Riley
                                        Chief Executive Officer

I, David J. Mehle, certify that:

            1. I have reviewed this quarterly report on Form 10-Q of Citizens, Inc.;

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003                      /s/ David J. Mehle
                                        ----------------------------------------
                                        David J. Mehle
                                        Chief Financial Officer

                                 EXHIBIT INDEX

   Exhibit No.                   Description
   -----------                   -----------
      99.1        Certification of Chief Executive Officer

      99.2        Certification of Chief Financial Officer