Form 10-Q
period 2003-06-30
CITIZENS INC
filed 2003-08-14
CIK 24090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____________ to_____________

Commission File Number: 1-13004

CITIZENS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0755371

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 East Anderson Lane, Austin, Texas	78752

(Address of principal executive offices)	(Zip Code)

(512) 837-7100

(Registrant’s telephone number, including area code)
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

[X] Yes   [   ] No

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12B-2 of the Exchange.

[X] Yes   [   ] No

     As of August 14, 2003, Registrant had 31,864,281 shares of Class A common stock, No Par Value, outstanding and 817,696 shares of Class B common stock, No Par Value, outstanding.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX

Page
Number

Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Financial Position, June 30, 2003 (Unaudited) and December 31, 2002	3
Consolidated Statements of Operations, Three Months Ended June 30, 2003 and 2002 (Unaudited)	5
Consolidated Statements of Operations, Six Months Ended June 30, 2003 and 2002 (unaudited)	6
Consolidated Statements of Cash Flows, Six Months Ended June 30, 2003 and 2002 (Unaudited)	7
Notes to Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	28
Part II. Other Information	29

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
June 30, 2003 and December 31, 2002

	(Unaudited)
	June 30,	December 31,
	2003	2002

Assets
Investments:
Fixed maturities held-for-investment, at amortized cost (market $14,358,200 in 2003 and $13,351,100 in 2002)	$11,509,841	$11,384,137
Fixed maturities available-for-sale, at fair value (cost $185,505,547 in 2003 and $186,336,345 in 2002)	191,895,680	191,777,625
Equity securities, at fair value (cost $1,206,711 in 2003 and $653,282 in 2002)	1,410,902	639,316
Mortgage loans on real estate (net of reserve of $50,000 in 2003 and 2002)	597,278	619,084
Policy loans	21,068,191	20,596,371
Other long-term investments	3,274,707	992,067

Total investments	229,756,599	226,008,600
Cash and cash equivalents	49,952,407	19,211,802
Accrued investment income	2,090,838	2,338,837
Reinsurance recoverable	5,084,101	2,254,175
Deferred policy acquisition costs	46,228,352	44,979,357
Other intangible assets	2,268,125	2,018,125
Federal income tax recoverable	31,121	—
Deferred federal income tax asset	436,909	1,078,985
Cost of customer relationships acquired	16,211,006	14,191,172
Excess of cost over net assets acquired	13,868,987	7,783,405
Property, plant and equipment	5,483,004	5,590,498
Other assets	867,269	836,045

Total assets	$372,278,718	$326,291,001

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
June 30, 2003 and December 31, 2002

	(Unaudited)
	June 30,	December 31,
	2003	2002

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefit reserves	$225,094,662	$203,546,435
Dividend accumulations	4,774,410	4,859,391
Premium deposits	5,567,908	4,794,131
Policy claims payable	4,945,489	4,794,096
Other policyholders’ funds	3,521,529	3,209,348

Total policy liabilities	243,903,998	221,203,401
Commissions payable	1,704,355	1,912,972
Federal income tax payable	—	311,884
Payable for security in process of settlement	4,896,500	—
Other liabilities	2,390,145	1,070,439

Total liabilities	252,894,998	224,498,696
Stockholders’ Equity:
Common stock:
Class A, no par value, 50,000,000 shares authorized, 34,423,974 shares issued in 2003 and 31,862,980 shares issued in 2002, including shares in treasury of 2,559,693 in 2003 and 2002	146,319,612	129,125,099
Class B, no par value, 1,000,000 shares authorized, 817,696 shares issued and outstanding in 2003 and 2002	1,870,389	1,870,389
Retained deficit	(26,261,114)	(25,887,787)
Accumulated other comprehensive income (loss):
Unrealized gains on securities, net of tax	4,352,254	3,582,025

	126,281,141	108,689,726
Treasury stock, at cost	(6,897,421)	(6,897,421)

Total stockholders’ equity	119,383,720	101,792,305

Total liabilities and stockholders’ equity	$372,278,718	$326,291,001

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2003 and 2002

(Unaudited)

	Three months ended June 30,

	2003	2002

Revenues:
Premiums	$19,479,329	$17,415,565
Annuity and universal life considerations	81,262	75,438
Net investment income	3,373,292	3,602,721
Realized gains	412,634	93,934
Other income	169,501	109,334

Total revenues	23,516,018	21,296,992
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit reserves	3,578,770	1,596,119
Policyholders’ dividends	874,176	858,469
Claims and surrenders	9,725,710	10,265,200
Annuity expenses	106,978	66,639

Total insurance benefits paid or provided	14,285,634	12,786,427
Commissions	4,218,440	4,153,711
Other underwriting, acquisition and insurance expenses	4,784,427	3,515,998
Capitalization of deferred policy acquisition costs	(3,673,484)	(3,457,659)
Amortization of deferred policy acquisition costs	2,749,858	2,261,174
Amortization of cost of customer relationships acquired	1,255,017	664,050

Total benefits and expenses	23,619,892	19,923,701

Income (loss) before Federal income tax	(103,874)	1,373,291
Federal income tax expense (benefit)	(69,554)	199,390

Net income (loss)	$(34,320)	$1,173,901

Per Share Amounts:
Basic and diluted earnings (loss) per share of common stock	$(0.00)	$0.04

Weighted average shares outstanding	32,681,977	30,120,983

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Six months ended June 30,

	2003	2002

Revenues:
Premiums	$35,416,890	$29,490,183
Annuity and universal life considerations	165,812	148,977
Net investment income	6,801,199	7,057,233
Realized gains	466,572	130,836
Other income	371,047	238,512

Total revenues	43,221,520	37,065,741
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit reserves	2,042,079	3,330,099
Policyholders’ dividends	1,580,765	1,567,915
Claims and surrenders	19,453,707	16,343,129
Annuity expenses	143,765	139,076

Total insurance benefits paid or provided	23,220,316	21,380,219
Commissions	7,791,335	7,130,536
Other underwriting, acquisition and insurance expenses	9,726,805	6,177,401
Capitalization of deferred policy acquisition costs	(6,909,656)	(5,931,225)
Amortization of deferred policy acquisition costs	5,660,661	4,088,328
Amortization of cost of customer relationships acquired	4,265,383	788,557

Total benefits and expenses	43,754,844	33,633,816

Income (loss) before Federal income tax	(533,324)	3,431,925
Federal income tax expense (benefit)	(159,997)	755,221

Net income (loss)	$(373,327)	$2,676,704
Per Share Amounts:
Basic and diluted earnings (loss) per share of common stock	$(0.01)	$0.09

Weighted average shares outstanding	31,984,818	29,600,689

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Six months ended June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(373,327)	$2,676,704
Adjustments to reconcile net gain to net cash provided by operating activities:
Realized gains on sale of investments and other assets	(466,572)	(130,836)
Net deferred policy acquisition costs	(1,248,995)	(1,842,897)
Amortization of cost of customer relationships acquired	4,265,383	788,557
Depreciation	381,766	342,562
Change in:
Accrued investment income	439,812	(60,219)
Reinsurance recoverable	(1,609,217)	(472,609)
Future policy benefit reserves	3,707,435	3,402,981
Other policy liabilities	768,642	(242,157)
Deferred federal income tax	(131,192)	387,730
Federal income tax	(343,005)	(601,230)
Commissions payable and other liabilities	(985,814)	(299,306)
Other, net	807,346	(361,523)

Net cash provided by operating activities	5,212,262	3,587,757
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	8,371,081	2,239,875
Sale of equity securities, available-for-sale	403,648	582,515
Maturity of fixed maturities, available-for-sale	86,389,026	24,188,822
Purchase of equity securities, available-for-sale	(376)	—
Purchase of fixed maturities, available-for-sale	(72,965,000)	(25,022,911)
Principal payments on mortgage loans	21,806	420,450
Sale of other long-term investments and property, plant and equipment	—	3,000

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Six months ended June 30,

	2003	2002

Cash from acquisition	$3,869,228	$2,882,353
Increase in policy loans, net	(257,630)	(862,331)
Purchase of other long-term investments and property, plant and equipment	(303,440)	(326,259)

Net cash provided by investing activities	25,528.343	4,105,514

Net increase in cash and cash equivalents	30,740,605	7,693,271
Cash and cash equivalents at beginning of period	19,211,802	6,793,852

Cash and cash equivalents at end of period	$49,952,407	$14,487,123

Supplemental:
Cash paid during the period for income taxes	$314,200	$981,186

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In the first quarter of 2003, the Company issued 2,560,143 Class A common shares to purchase all the capital stock of First Alliance Corporation. In the first quarter of 2002, the Company issued 752,701 Class A common shares to purchase all the capital stock of Combined Underwriters Life Insurance Company and issued 304,928 Class A common shares to purchase all the capital stock of Lifeline Underwriters Life Insurance Company. In conjunction with the acquisitions, cash and cash equivalents were provided by acquisitions as follows:

	2003	2002

Fair value of capital stock issued	$17,194,513	$11,961,784
Fair value of tangible assets acquired excluding cash and cash equivalents	(21,448,888)	(14,883,146)
Fair value of intangible assets acquired	(12,243,483)	(14,519,409)
Liabilities assumed	20,367,086	20,323,124

Cash and cash equivalents provided by mergers and acquisitions	$3,869,228	$2,882,353

Issuance of 2,560,143 Class A shares	$17,194,513

Issuance of 1,057,629 Class A shares		$11,961,784

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

(Unaudited)

(1)	Financial Statements

The interim consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977, and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Central Investors Life Insurance Company of Illinois (CILIC), Excalibur Insurance Corporation (Excalibur), Combined Underwriters Life Insurance Company (Combined), Lifeline Underwriters Life Insurance Company (Lifeline), First Alliance Corporation (First Alliance), and First Alliance Insurance Company (FAIC). Citizens and its consolidated subsidiaries are collectively referred to as “the Company.”

The statement of financial position for June 30, 2003, the statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and the statements of cash flows for the six-month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2003 and for comparative periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

(2)	Proposed Acquisition

On March 7, 2003, the Company entered into a Plan and Agreement of Merger with Mid-American Alliance Corporation (Mid-American) a Missouri insurance holding company, whereby the Company will acquire all of the outstanding shares of Mid-American for shares of Citizens Class A common stock. The transaction values Mid-American’s shares at $1.35 each and Citizens Class A shares based on the average closing price for the 20 trading days preceding closing. The Company and Mid-American are in the process of making the appropriate legal filings in connection with the acquisition. The proposed merger requires the approval of Mid-American’s shareholders and the merger agreement contains the customary conditions. Closing of the acquisition is contemplated to occur in third quarter 2003, assuming all conditions are met and all regulatory and shareholder approval is obtained. The value of the transaction has been established as $8.2 million.

(3)	Segment Information

The Company has two reportable segments identified by geographic area: International Business and Domestic Business. International Business, consisting of ordinary whole-life business, is offered to residents of Central and South America. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars and paid in the United States. Domestic Business, consisting of traditional life and burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies, is sold throughout the southern U.S. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies included in the Company’s annual consolidated financial statements for the year ended December 31, 2002. The Company evaluates performance based on U.S. GAAP income before federal income taxes for its two reportable segments.

Geographic Areas - The following summary represents financial data by segment of the Company’s continuing operations.

	Six months ended June 30,

	2003	2002

Revenues:
Domestic	$16,093,125	$10,008,427
International	27,128,395	27,057,314

Total Revenues	$43,221,520	$37,065,741

The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company’s reportable segments for the periods indicated is as follows:

	Six months ended June 30,

	2003	2002

Revenue, excluding net investment income and realized gain on investments:
Domestic	$13,387,039	$8,067,517
International	22,566,710	21,810,155

Total consolidated revenue, excluding net investment income and realized gain on investments	$35,953,749	$29,877,672

Net investment income:
Domestic	$2,532,362	$1,905,582
International	4,268,837	5,151,651

Total consolidated net investment income	$6,801,199	$7,057,233

	Six months ended June 30,

	2003	2002

Amortization expense:
Domestic	$5,412,305	$1,314,570
International	4,513,739	3,562,315

Total consolidated amortization expense	$9,926,044	$4,876,885

Realized gain on investments:
Domestic	$173,724	$35,328
International	292,848	95,508

Total consolidated realized gain	$466,572	$130,836

Income (loss) before federal income tax:
Domestic	$(309,994)	$1,565,716
International	(223,380)	1,866,209

Total consolidated income (loss) before federal income tax	$(533,324)	$3,431,925

	June 30, 2003	December 31, 2002

Assets:
Domestic	$154,048,934	$118,041,708
International	218,229,784	208,249,293

Total	$372,278,718	$326,291,001

Major categories of premiums are summarized as follows:

	Six months ended	Six months ended
	June 30, 2003	June 30, 2002

Premiums:
Ordinary life	$27,935,140	$24,115,652
Group life	210,160	266,726
Accident and health	7,271,590	5,107,805

Total premiums	$35,416,890	$29,490,183

(4)	Accumulated Other Comprehensive Income (Loss)

For the three and six months ended June 30, 2003, the other comprehensive income (loss) amounts included in total comprehensive income (loss) consisted of unrealized gains (losses) on investments in fixed maturities and equity securities available-for-sale of $(561,992) and $770,229, respectively, net of tax and for the same period in 2002 unrealized gains of $2,658,537 and $325,738 respectively. Total comprehensive income (loss) for the three and six months ended June 30, 2003 was $(596,312) and $396,902 and for the same period in 2002 total comprehensive income of $3,832,438 and $3,002,442, respectively.

(5)	Earnings Per Share

Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the three and six months ended June 30, 2003 were 32,681,977 and 31,984,818, respectively. The weighted average shares outstanding for the three and six months ended June 30, 2002 were 30,120,983 and 29,600,689, respectively. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 15% stock dividend paid in 2002. The 2002 stock dividend resulted in the issuance of 4,162,414 Class A shares (including 333,873 shares in treasury) and 106,656 Class B shares. In addition, 2,560,143 Class A shares were issued in February 2003 in conjunction with the acquisition of First Alliance and 1,057,629 Class A shares were issued in March 2002 in conjunction with the acquisitions of Combined and Lifeline.

(6)	Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under the guidelines of SFAS No. 142, excess of cost over net assets acquired (goodwill) amounting to $13,868,987 and $7,783,405 and other intangible assets amounting to $2,268,125 and $2,018,125 as of June 30, 2003 and December 31, 2002, respectively, were determined to have an indefinite useful life and will no longer be amortized. Instead goodwill and other intangible assets will be subjected to annual impairment analyses under the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively.

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset. SFAS No. 143 did not and is not expected to have a significant effect on the financial position, results of operations or liquidity of the Company.

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 superseded and amended SFAS No. 121 and relevant portions of SFAS No. 30. SFAS No. 144 was adopted on January 1, 2002. SFAS No. 144 did not have a material effect on the financial position, results of operation or liquidity of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 affected income statement classification of gains and losses from extinguishment of debt and made certain other technical corrections. SFAS No. 145 was adopted on January 1, 2003. SFAS No. 145 did not have a material effect on the financial position, results of operations or liquidity of the Company.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 spread out the reporting of expenses related to restructurings initiated after 2002. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough evidence to record a charge for most anticipated exit or disposal activities. Companies will instead record exit or disposal costs when they are “incurred” and can be measured by fair value and the recorded liability will subsequently be adjusted for changes in estimated cash flows. SFAS No. 146 also revised accounting for specified employee and contract terminations that are part of restructuring activities. The Company adopted SFAS No. 146 on January 1, 2003. SFAS No. 146 did not have a material effect on the financial position, results of operations or liquidity of the Company.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborated on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued and also clarified that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company adopted FASB Interpretation No. 45 on January 1, 2003. FASB Interpretation No. 45 did not have a material effect on the financial position, results of operations or liquidity of the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB No. 123.” This statement amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ended after December 31, 2002. The Company currently offers no stock-based employee compensation. The Company adopted SFAS No. 148 on January 1, 2003. SFAS No. 148 did not have a material effect on the financial position, results of operations or liquidity of the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. This interpretation requires certain disclosures in financial statements issued after January 31, 2003. Based on current operations, the Company does not anticipate that FASB Interpretation No. 46 will have a material effect on the financial position, results of operations or liquidity of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. This statement is generally effective for contracts entered into or modified after June 30, 2003 and all provisions should be applied prospectively. Based on current operations, the Company does not anticipate that SFAS No. 149 will have a material effect on the financial position, results of operations or liquidity of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities.” This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). Many of the instruments within the scope of SFAS No. 150 were previously classified as equity. Based on current operations, the Company does not anticipate that SFAS No. 150 will have a material effect on the financial position, results of operations or liquidity of the Company.

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

(8)	Legal Proceedings

On April 24, 2003, the Court of Appeals for the Third District of Texas affirmed in part and modified in part, a July 31, 2002, class action certification which was granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 styled Delia Bolanos Andrade, et. al. v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies offered to certain non-U.S. residents by one of our insurance subsidiaries, Citizens Insurance Company of America, are actually “securities” that were offered or sold in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to an overseas trust for the purchase of our Class A common stock. The remedy sought is rescission of the insurance premium payments. We intend to file a petition with the Texas Supreme Court in the near future for review of the decision of the Court of Appeals. Review by the Texas Supreme Court is discretionary. We believe the Plaintiff’s claim under the Texas securities laws is not valid and that the class defined is not appropriate for class certification and does not meet the legal requirements for class action treatment under Texas law. Recent decisions from the Texas Supreme Court indicate a more defense-oriented approach to class certification cases, especially in class action cases encompassing claimants from more than one state or jurisdiction.

We expect the Texas Supreme Court will grant our petition for review and will ultimately rule in our favor, decertify the class and remand the matter to district court for further action. It is our intention to defend vigorously against the request for class certification, as well as to defend vigorously against the individual claims. During the time of our appeal to the Texas Supreme Court, there will be no further district court proceedings in the case. We are unable to determine the potential financial magnitude of the claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although we would expect a significant adverse financial impact relating to any adverse final class action judgment. In July 2003, the Texas Supreme Court ordered plaintiffs to file a brief in response to our appeal. We have been advised by counsel that a ruling from the court could take up to a year.

In addition, from time to time we are a party to various legal proceedings incidental to its business. Management does not expect the ultimate resolution of these legal proceedings to have a material adverse impact on our results of operations or financial condition.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

Certain statements contained in this Form 10-Q are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”), including, without limitation, the italicized statements and the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by us with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with our approval which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items, (ii) our statements of plans and objectives or our management or Board of Directors including those relating to products or services, (iii) statements of future economic performance and (iv) those of statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “may”, “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of foreign and U.S. economies in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws; (iii) inflation, interest rates, market and monetary fluctuations and volatility; (iv) the timely development and acceptance of new products and services and perceived overall value of these products and services by existing and potential customers; (v) changes in consumer spending, borrowing and saving habits; (vi) concentrations of business from persons residing in third world countries; (vii) acquisitions; (viii) the persistency of our existing and future insurance policies; (ix) our dependence on our Chairman of the Board; (x) our ability to control expenses; (xi) the effect of changes in laws and regulations (including laws and regulations concerning insurance) with which we and our subsidiaries must comply; (xii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xiii) changes in our organization and compensation plans; (xiv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xv) our success in managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

On March 19, 2002, we acquired all the outstanding shares of Combined Underwriters Life Insurance Company (“Combined”) and Lifeline Underwriters Life Insurance Company (“Lifeline”), two Texas life and health insurance companies, for approximately 1.1 million shares of our Class A common stock. The aggregate market value of the consideration was approximately $12.0 million.

On February 18, 2003, we acquired all the outstanding shares of First Alliance Corporation (“First Alliance”), the parent of First Alliance Insurance Company, a Kentucky life insurer, for approximately 2.6 million shares of our Class A common stock. The aggregate market value of the consideration was approximately $17.2 million.

On March 7, 2003, we entered into a Plan and Agreement of Merger with Mid-American Alliance Corporation (Mid-American) a Missouri insurance holding company, whereby we will acquire all of the outstanding shares of Mid-American for shares of our Class A common stock. The transaction values Mid-American’s shares at $1.35 each and our Class A shares based on the average closing price for the 20 trading days preceding closing. Closing is expected in mid 2003. The parties are in the process of making the appropriate legal filings in connection with the acquisition. The proposed merger requires the approval of Mid-American’s shareholders and the merger agreement contains the customary conditions. Closing of the acquisition is contemplated to occur in the third quarter 2003, assuming all conditions are met and all regulatory and shareholder approval is obtained. The value of the transaction has been established as $8.2 million.

Management believes that the acquisitions should enhance premium income and total revenue and augment our domestic marketing program. The marketing operations of these companies continue to write whole life insurance and supplemental accident and health products that have historically been the foundation of their business.

Three months ended June 30, 2003 and 2002

Revenues

For the three months ended June 30, 2003, the Company incurred a net loss of $(34,320) or $(0.00) per share, compared to net income of $1,173,901, or $0.04 per share, for the same period in 2002. Increased surrenders, accident and health claims, insurance expenses and amortization of cost of customer relationships acquired combined with a decrease in net investment income contributed to the net loss for the quarter.

Total revenues increased $2,219,026, or 10.4% in 2003 to $23,516,018 compared to the first three months of 2002 when revenues were $21,296,992. The increase in revenue is primarily related to an increase of $1.2 million in revenues from the acquisition of First Alliance, increased life insurance premiums written by CICA and greater realized investment gains. Offsetting these increases were a drop in net investment income and lower accident and health (A&H) premiums.

Premium income for the three months ended June 30, 2003 was $19,479,329 compared to $17,415,565 for the same period in 2002. The 2003 increase of $2,063,764 (11.9%) was comprised of an increase of $1.1 million in premium income related to the acquisition of First Alliance and an increase in CICA renewal life insurance premiums. Accident and health premiums declined by $600,000. Management’s implementation of significant rate increases in supplemental accident and health products and the non-renewal of certain major medical policies due to increased loss ratios contributed to the decrease in accident and health premiums.

Production of new life insurance premiums by the associates of CICA, measured in issued and paid, annualized premiums, remained constant in 2003 compared to the previous year. However, management is optimistic about production during the latter half of 2003 as a result of the recruitment of successful producers in both Brazil and Taiwan. In addition, management initiated a domestic ordinary life sales program in late 2000 targeting rural areas of the U.S. This program’s initial results to date have been insignificant; however, new marketing management, and the additional sales forces of the recent acquisitions should provide expanded sales efforts for this program. New management of the USA marketing program was put in place in early 2003 and management is encouraged by the recruitment activity currently underway.

Net investment income decreased slightly for the three months ended June 30, 2003, amounting to $3,373,292 compared to $3,602,721 for the same period in 2002. The acquisition of First Alliance increased investment income for the second quarter of 2003 by $198,895. The additional revenue was offset by lower yields on the Company’s bond portfolio. The 2003 results reflected the actions taken in previous years to change the mix and duration of our invested assets to place less emphasis on government guaranteed mortgage pass-through instruments and more emphasis on investments in callable instruments issued by U.S. government agencies. During the first half of 2003 and in 2002, significant decreases in interest rates occurred which slowed the growth in net investment income. As interest rates have fallen, there has been a significant amount of call activity on the Company’s bond portfolio. Additionally, proceeds and new money have been invested in the lower interest environment. Management believes the Company’s strong cash flow will allow it to continue to take advantage of increases in yield, while the decision to invest in callable instruments has permitted the Company to earn returns significantly in excess of those available for similar quality instruments. As a result, we expect returns on newly invested funds to decline in the short-term. We do not believe such declines will have a materially adverse effect on our future operating results.

Policy Reserves & Dividends

The change in future policy benefit reserves increased from $1,596,119 for the three months ending June 30, 2002, to $3,578,770 for the three months ending June 30, 2003. This difference of $1,982,651 is attributed in part to the purchase of First Alliance during the middle of the first quarter of 2003, which increased the change in reserves by approximately $800,000. Additionally, the increase in reserves during second quarter of 2002 was lower than the same quarter for 2001 due to increased lapsation during the period, which accounts for approximately $600,000 of the difference between years. The remainder of the difference (approximately $600,000) can be attributed to random fluctuation based on differences in the average duration of policies that lapse and policies that persist. Since early 2002, persistency has been increasing for international policies of all durations except for policies in their second year, which has declined slowly. The steady increase in persistency at durations other than 1st year results in increases in reserves at a faster rate than has been experienced in recent quarters. Internationally, new issued premium remained constant for the second quarter of 2003 at $2.8 million compared to $2.7 million the same quarter of 2002.

Policyholder dividends increased slightly to $874,176 from $858,469 during the second quarter of 2003. Virtually all of CICA’s international policies issued since 1984 have been participating. Participating policies represent approximately 57% of the Company’s business in-force, although the percentage of such has declined due to acquisitions in recent years.

Claims & Surrenders

Claims and surrenders decreased $539,490 from $10,265,200 for the three months ended June 30, 2002, to $9,725,710 for the same period in 2003. During 2003, the Company experienced an increase of $300,000 in claims and surrenders related to the acquisition of First Alliance, while CICA’s claims and surrenders decreased approximately $400,000, and Combined’s claims and surrenders declined by approximately $600,000. The following table illustrates the change:

	June 30, 2003	June 30, 2002

Death Claims	$1,627,368	$1,981,237
Surrender expenses	3,946,993	4,246,710
Accident & health benefits	2,509,478	2,516,951
Endowments	1,598,818	1,425,639
Other policy benefits	43,053	94,663

Total claims & surrenders	9,725,710	10,265,200

Death claims decreased from $1,981,237 in the second quarter of 2002 to $1,627,368 in the second quarter of 2003. The average claim size in the second quarter 2002 was higher than historical trends and accounts for the decrease in 2003. CICA has historically adhered to a strict underwriting policy, which coupled with the fact that its clients tend to be in the upper strata of their respective societies, has caused death claims experience to be favorable compared to that experienced on typical international blocks of business.

Surrender expense decreased from $4,246,710 in the second quarter of 2002 to $3,946,993 in the second quarter of 2003. Surrenders from First Alliance amounted to $247,904 in the second quarter 2003, an increase over historical levels. Such increases are not unexpected following an acquisition, which by its very nature disrupts the policyholder base. Additionally, following the acquisition, management took action to reduce the interest rate paid on annuity deposits of FAIC by almost 2% to more accurately reflect the yields First Alliance was earning. CICA’s surrenders were approximately $500,000 lower in the second quarter 2003 compared to the same period in 2002.

Accident and health benefits remained flat in 2003, amounting to $2,509,478, compared to $2,516,951 in the second quarter 2002. Virtually all of the Company’s major medical business was non-renewed in the first quarter of 2002 and significant rate increases were implemented on the accident and health business remaining in force and management expects to continue to implement increases. As such the overall policy count is likely to reduce, however, some anti-selection is expected which will cause benefits to decline at a different rate as the policy count.

Endowments increased from $1,425,639 in the second quarter of 2002 to $1,598,818 in the second quarter of 2003. Like policy dividends, endowments are factored into the premiums and as such the increase should have no adverse impact on profitability.

Commissions & Underwriting Expense and Amortization

During the second quarter 2003, commissions increased slightly to $4,218,440 from $4,153,711 in the second quarter 2002. The 2003 increase is largely attributable to $192,531 of commission expense due to the acquisition of First Alliance. This was offset by a reduction in first year commissions paid by CICA which terminated its arrangement with its International Marketing Manager and transferred such responsibility to the home office. As a result commission expense declined and operating expenses increased.

Underwriting, acquisition and insurance expenses increased from $3,515,998 in the second quarter of 2002 to $4,784,427 for the same period in 2003. The second quarter 2003 increase was due to approximately $400,000 incurred for the annual marketing convention for international producers, an expense previously borne by the International Marketing Manager prior to the termination of that relationship. Additionally, the overhead assumed by the Company as a result of that termination amounted to approximately $500,000 in the second quarter of 2003, which was partially offset by a reduction in first year commissions. Management believes that the decision to terminate its International Marketing Manager will result in long-term savings. Other factors contributing to the increased expenses included the start-up costs of the USA marketing program, and approximately $200,000 incurred in the Company’s attempt to acquire First American Capital Corporation, a Kansas Insurance holding company, and other merger and acquisition activities.

Deferred policy acquisition costs capitalized in the second quarter of 2003 were $3,673,484 compared to $3,457,659 for the same period of the previous year. Amortization of these costs was $2,749,858 for the second quarter of 2003 compared to $2,261,174 for the same period of 2002. Most of the second quarter 2003 increase in amortization related to the increased surrender activity of earlier duration CICA life policies caused by the current uncertain economic climate in several Latin American countries, and $150,000 related to the acquisition of Combined.

Amortization of cost of customer relationships acquired increased to $1,255,017 during the second quarter of 2003 from $664,050 for the same period in 2002. The increase relates to the amortization of cost of customer relationships acquired with respect to the acquisitions of Combined and Lifeline (approximately $225,000) and First Alliance (approximately $350,000.) The increased Combined and Lifeline amortization can be attributed to the termination of certain A&H business and to the rate increases.

Six months ended June 30, 2003 and 2002

Revenues

For the six months ended June 30, 2003, Citizens incurred a net loss of $373,327 or $0.01 per share, compared to net income of $2,676,704, or $0.09 per share, for the same period in 2002. Increased surrenders, accident and health claims, insurance expenses and amortization of cost of customer relationships acquired combined with a decrease in net investment income contributed to the net loss for the six months ended June 30, 2003.

Total revenues increased by $6,155,779, or 16.6%, in 2003 to $43,221,520 compared to the first six months of 2002 when revenues were $37,065,741. The increase is primarily related to an increase of $3.3 million in revenues related to the acquisitions of Combined and Lifeline and $2.2 million related to the acquisition of First Alliance.

Premium income for the first six months of 2003 was $35,416,890 compared to $29,490,183 for the same period in 2002. The increase of $5,926,707 in the first half of 2003 was comprised of $3 million in premium income related to the acquisitions of Combined and Lifeline and $1.8 million related to the acquisition of First Alliance. CICA’s premiums increased $800,000, as renewal life premiums increased over previous years, offsetting a decline in accident and health premiums. Management’s continued implementation of significant rate increases in supplemental accident and health policies and the non-renewal of certain major medical policies due to increased loss ratios contributed to the decrease in accident and health premiums.

Production of new life insurance premiums by the associates of CICA, measured in issued and paid, annualized premiums, increased slightly in 2003, with the economic downturn in Latin American countries proving to be a drag on new production. In addition, management initiated a domestic ordinary life sales program in late 2000 targeting rural areas of the U.S. This program’s initial results to date have been insignificant; however, new marketing management, and the additional sales forces of the recent acquisitions should provide expanded sales efforts for this program. New management of the USA marketing program was put in place in early 2003 and management is encouraged by the recruitment activity currently underway.

Combined had a significant amount of accident and health premiums when we acquired it. Although Combined continues to write specified benefit accident and health policies, management has discontinued the sale of Combined’s major medical products and moved to terminate all in-force major medical business. Cancellations were effective with policy anniversary dates on April 1, 2003 and later. This action will result in a decrease of approximately $2.5 million of annual premium revenue during 2003 but management believes it will enhance future profitability. Management continues to focus on the retention of business written by Combined, given that company’s historical lapse rates.

Net investment income decreased slightly for the six months ended June 30, 2003, amounting to $6,801,199 compared to $7,057,233 for the first six months of 2002. The 2003 decrease reflects the lower interest rates available. The acquisition of First Alliance increased 2003 investment income by approximately $300,000. The 2003 results reflected the actions taken in previous years to change the mix and duration of our invested assets to place less emphasis on government guaranteed mortgage pass-through instruments and more emphasis on investments in callable instruments issued by U.S. government agencies. During 2003 we saw a continuation of significant decreases in interest rates, which negatively impacted net investment income. As a result, we expect returns on newly invested funds to decline in the short-term. We do not believe such declines will have a materially adverse effect on our future operating results as a result of the strong cash flow available to take advantage of any increases in interest rates.

Policy Reserves & Dividends

The change in future policy benefit reserves decreased from $3,330,099 for the six months ending June 30, 2002 to $2,042,079 for the six months ending June 30, 2003, a difference of $1,288,020. The decrease from 2002 to 2003 can be explained by the non-renewal of other major medical business for Combined and Lifeline and the acquisition of First Alliance. The termination of the major medical business resulted in the release of $1.2 million of reserves set aside to pay future policy benefits and a decrease in premiums of $2.5 million on an annual basis. The size of the release in reserves relative to premium terminated is consistent with the fact that major medical insurance is a product with higher benefits and premiums and therefore higher reserves than the remaining medical business. The remaining health business of Combined and Lifeline has historically had high lapse rates. This fact, coupled with the lower sales in the A&H business, caused a net decrease in policy count of approximately 10%, and contributed to a decrease in reserves of approximately $1.2 million over the first six months of 2003. The life insurance business for these two companies has had similar lapses resulting in a $433,621 decrease for Combined and $45,306 for Lifeline.

CICA experienced an increase in future policy benefit reserves of $3.8 million dollars during the first six months of 2003. Since late 2001, persistency for all durations has been slowly rising with the exception of second year policies, which has declined. With this increase in persistency, a larger increase in reserves is expected since the majority of policies that persist are those that have higher reserves. The acquisition of First Alliance brought an increase in the life and annuity reserves of approximately $1.2 million since the date of purchase, split almost evenly between life and annuity reserves.

Policyholder dividends increased slightly to $1,580,765 from $1,567,915 during the first six months of 2003. Virtually all of CICA’s policies issued since 1984 have been participating. Participating policies represent, approximately 54% of the Company’s business in-force, although the percentage of participating business has declined due to acquisitions in recent years. Dividends on policies are paid at the discretion of the Board of Directors.

Claims & Surrenders

Claims and surrenders increased $3,110,578 from $16,343,129 for the six months ended June 30, 2002 to $19,453,707 for the same period in 2003. The 2003 increase is comprised an increase of $2.0 million in claims and surrenders related to the acquisitions of Combined and Lifeline and an increase of $600,000 related to the acquisition of First Alliance. CICA’s claims and surrenders increased by approximately $500,000. The following table illustrates the increases:

	June 30, 2003	June 30, 2002

Death Claims	$3,170,129	$3,471,273
Surrender expenses	8,090,984	6,963,391
Accident & health benefits	5,192,988	3,140,940
Endowments	2,851,328	2,605,125
Other policy benefits	148,278	162,400

Total claims & surrenders	19,453,707	16,343,129

Death claims decreased slightly to $3,170,129 in 2003 from $3,471,273 in the first six months of 2002. The decrease results from an approximate $600,000 drop in CICA’s death claims, which was partially offset by an increase of $203,766 from Combined and Lifeline and $81,509 from First Alliance, which was not included in the prior year. CICA has historically adhered to an underwriting policy which requires thorough medical examinations on all applicants who are foreign residents, except children, regardless of age or face amount of the policy applied for, including x-rays and electrocardiograms. On all policies of $150,000 or more, inspection reports are required which detail the background resources and lifestyle of the applicant. CICA also only retains the first $100,000 of risk and cedes to other reinsurers the excess over $100,000.

Surrender expense increased from $6,963,391 in the first six months of 2002 to $8,090,984 in the first six months of 2003. Surrenders from Combined, Lifeline and First Alliance contributed approximately $500,000 to this increase. The current uncertain economic climate in several Latin American countries was the primary reason for the increased surrender activity experienced by CICA. The economies in Argentina and Venezuela in particular continue to be experiencing near depressions. As such, continued increases in surrenders relating to insureds residing in these countries are expected. However, we are optimistic about the long-term prospects for these countries.

Accident and health benefits increased from $3,140,940 in 2002 to $5,192,988 in 2003. This increase is directly related to the acquisition of Combined and Lifeline discussed above, which generated $1.8 million in claims. Significant rate increases were implemented on the accident and health business remaining in force, and management expects to continue to implement increases. During 2003, we have non-renewed approximately $2.5 million of major medical premiums on Combined and Lifeline’s books.

Endowments increased from $2,605,125 in the first six months of 2002 to $2,851,328 in the first six months of 2003. Like policy dividends, endowments are factored into the premiums and as such the increase should have no adverse impact on profitability.

The remaining components of claims and surrenders amounted to $148,278 for the first six months of 2003, compared to $162,400 for the first six months of 2002. These are made up of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits.

Commissions & Underwriting Expense and Amortization

During the six months ended June 30, 2003, commissions increased to $7,791,335 from $7,130,536 for the same period 2002. The increase in the first half of 2003 is attributable to the acquisition of Combined and Lifeline ($700,000) and First Alliance ($300,000). During 2002, CICA terminated its arrangement with its International Marketing Manager and transferred such responsibility to the home office. As a result commission expense declined $300,000 and home office marketing and operating expenses increased.

Underwriting, acquisition and insurance expenses increased from $6,177,401 in the first six months of 2002 to $9,726,805 for the same period in 2003. There was an increase in 2003 attributable to the acquisition of First Alliance of $500,000. Additionally, in May 2002, in an attempt to more efficiently manage and communicate with our independent marketing consultants, we canceled our contract with an independent international company that had served as the managing general agent for our international marketing activities since early 1997. We no longer pay an overriding commission to this former marketing firm on all new business issued internationally but we now directly bear the related costs of all marketing, management and promotional activities. Included in 2003 expenses is approximately $750,000 related to the annual marketing convention for international producers, an expense previously borne by the International Marketing Manager. Management believes that while the termination may result in a net increase in expenses in the short term, the long term impact will be a decrease in overall operating costs. Other factors in the increased expenses relate to the start-up costs of the USA marketing program, and approximately $200,000 was spent in the Company’s attempt to purchase First American Capital Corporation, a Kansas Insurance holding company, and other merger and acquisition activities.

Deferred policy acquisition costs capitalized in the first six months of 2003 were $6,909,656 compared to $5,931,225 for the same period of the previous year. Amortization of these costs was $5,660,661 for the first six months of 2003 compared to $4,088,328 for the same period of 2002. Most of the 2003 increase related to the increased surrender activity caused by the current uncertain economic climate in several Latin American countries.

Amortization of cost of customer relationships acquired increased to $4,265,383 during the first six months of 2003 from $788,557 for the same period in 2002. The increase relates to the amortization of cost of customer relationships acquired with respect to the acquisition of Combined and Lifeline ($2.8 million) and First Alliance ($600,000). During the first six months of 2003, approximately $1.2 million of such amortization was recorded as a result of the non-renewal of Combined’s major medical business described above.

Liquidity and Capital Resources

Stockholders’ equity increased to $119,383,720 at June 30, 2003 from $101,792,305 at December 31, 2002. The increase was attributable to $17,194,513 of Class A common stock issued for the acquisition of First Alliance, and unrealized gains as of June 30, 2003 of $770,229 net of tax, which were partially offset by the net loss for the six-months of $373,327. Increases in the market value of our available-for-sale bond portfolio caused by higher bond prices resulted in the change in unrealized gains, net of tax.

Invested assets increased from $226,008,600 at December 31, 2002 to $229,756,599 at June 30, 2003. A significant amount of cash had accumulated at June 30, 2003, as a result of calls of U.S. Government Agency securities that were in the process of being reinvested. At June 30, 2003 and December 31, 2002, fixed maturities have been categorized into two classifications: Fixed maturities held-to-maturity, which were valued at amortized cost, and fixed maturities available-for-sale which were valued at fair value. Fixed maturities available-for-sale and fixed maturities held-to-maturity were 83.5% and 5.0%, respectively, of invested assets at June 30, 2003. Fixed maturities held-to-maturity, amounting to $11,509,841 consists primarily of U.S. Treasury and U.S. government agency securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

Over the past several years, management made the decision to invest in callable bonds issued by U.S. Government agencies. These securities carry yields that are higher than non-callable bonds, as well as Treasury instruments, while maintaining the high credit quality sought by the Company. As a result of this decision, and the current interest rate environment significant amounts of calls can be expected during periods of falling or static interest rates, which has been the case over the past 2 years.

Although, the Company’s invested yield has declined slightly in 2003 due to the lower interest environment, management believes that the Company has sufficient excess cash flows to take advantage of investment opportunities should rates begin to move upward.

Our mortgage loan portfolio, which constituted 0.3% of invested assets at December 31, 2002 and June 30, 2003, has historically been comprised primarily of seasoned small residential loans in Texas. Management established a reserve of $50,000 at March 31, 2003 and December 31, 2002 (approximately 8% of the mortgage portfolio’s balance) to cover potential unforeseen losses in our mortgage portfolio. At June 30, 2003, no loans were past due for more than ninety days.

Policy loans comprised 9.2% of invested assets at June 30, 2003. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain more than adequate liquidity despite the uncertain maturities of these loans.

Our cash balances increased over $30 million to $49,952,407 at June 30, 2003 compared to $19,211,802 at December 31, 2002, and were significantly in excess of Federal Deposit Insurance Corporation coverage at June 30, 2003 and December 31, 2002. It is not the Company’s practice to maintain such significant amounts of cash, however, during periods of high-call activity the gap in time between receipt of proceeds and reinvestment may cause instances where such balances accumulate. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss.

Our subsidiary, CICA, owned 2,398,031 shares of our Class A common stock at June 30, 2003 and December 31, 2002. In our consolidated financial statements, the shares of Citizens Class A common stock owned by CICA are combined with the other treasury shares and the aggregate treasury shares are reported at cost in conformity with U.S. GAAP.

The NAIC has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital considers the type of business written by a company, the quality of its assets, and takes various other factors into account to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 2002 and June 30, 2003, all life insurance subsidiaries were above required minimum levels.

On June 1, 2002, we paid a 15% stock dividend to holders of record as of May 1, 2002. The dividend resulted in the issuance of 4,162,414 Class A shares (including 333,873 shares in treasury) and 106,656 Class B shares.

During 2003, there has been interest in the investment banking community regarding the potential for the Company to raise additional capital through an equity offering. Although, the Company has no need for additional capital at this time, management continues to consider the proposals from these bankers. Should the Company decide to pursue equity capital, its purpose would be to utilize the proceeds to accelerate its acquisition program. Additionally, management has been approached about the possible creation of a debt line of credit for use in future acquisitions. The Company is in discussion with possible lenders about such a credit facility, which could serve as a bridge loan to finance acquisition transactions until the target could be merged and the debt retired. The Company currently has no interest in incurring long-term debt.

Financial Accounting Standards

See Note 6 of our Consolidated Financial Statements for a discussion of recently promulgated accounting standards and interpretations, which we have adopted, and our estimates of their impact upon us.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The unrealized gains (losses) that could be caused by decreases and increases in the interest rates of 100, 200 and 300 basis points, respectively, on our available-for-sale fixed maturities is as follows at June 30, 2003:

Decreases in Interest Rates			Increases in Interest Rates

300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
Points	Points	Points	Points	Points	Points

$11,718,000	$7,460,000	$3,582,000	$(10,158,000)	$(24,931,000)	$(39,550,000)

At June 30, 2003 and December 31, 2002, there were no fixed maturities or other investments that we classified as trading instruments. At June 30, 2003 and December 31, 2002, we had no investments in derivative instruments.

ITEM 4

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures over financial reporting are adequate and effective in timely alerting them to material information required to be included in this quarterly report on Form 10-Q.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or because of intentional circumvention of the established process.

During the period covered by this report, there have been no significant changes in our internal controls over financial reporting or in other factors, which could significantly affect internal controls over financial reporting, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On April 24, 2003, the Court of Appeals for the Third District of Texas affirmed in part and modified in part, a July 31, 2002, class action certification which was granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 styled Delia Bolanos Andrade, et. al. v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies offered to certain non-U.S. residents by one of our insurance susidiaries, Citizens Insurance Company of America, are actually “securities” that were offered or sold in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to an overseas trust for the purchase of our Class A common stock. The remedy sought is rescission of the insurance premium payments. We have filed a petition with the Supreme Court of Texas for review of the decision of the Court of Appeals. Review by the Texas Supreme Court is discretionary. We believe the Plaintiff’s claim under the Texas securities laws is not valid and that the class defined is not appropriate for class certification and does not meet the legal requirements for class action treatment under Texas law. Recent decisions from the Texas Supreme Court indicate a more defense-oriented approach to class certification cases, especially in class action cases encompassing claimants from more than one state or jurisdiction. The Supreme Court of Texas requested that the plaintiffs file a response to our petition no later than August 15, 2003.

We expect the Texas Supreme Court will grant our petition for review and will ultimately rule in our favor, decertify the class and remand the matter to district court for further action. It is our intention to defend vigorously against the request for class certification, as well as to defend vigorously against the individual claims. During the time of our appeal to the Texas Supreme Court, there will be no further district court proceedings in the case. We are unable to determine the potential financial magnitude of the claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although we would expect a significant adverse financial impact relating to any adverse final class action judgment. In July 2003, the Texas Supreme Court ordered plaintiffs to file a brief in response to our appeal. We have been advised by counsel that a ruling from the court could take up to a year.

In addition, from time to time we are a party to various legal proceedings incidental to its business. Management does not expect the ultimate resolution of these legal proceedings to have a material adverse impact on our results of operations or financial condition.

Item 2.	Changes in Securities

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Proxy statement for annual meeting of stockholders held on June 03, 2003.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(A) Exhibits

3.1	Articles of Incorporation, as amended(a)

3.2	Bylaws(b)

10.1	Self-Administered Automatic Reinsurance Agreement – Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A.(c)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended(d)

10.3	Plan and Agreement of Exchange between Citizens, Inc. and Combined Underwriters Life Insurance Company (e)

10.4	Plan and Agreement of Exchange between Citizens, Inc. and Lifeline Underwriters Life Insurance Company (f)

10.5	Plan and Agreement of Merger between Citizens, Inc., Citizens Acquisition, Inc. and Mid-American Alliance Corporation – See Appendix A(a)

10.6	Employment Agreement dated February 18, 2003 between Citizens, Inc. and Scott J. Engebritson(a)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed with the Registrant’s Registration Statement on Form S-4, as amended, Registration No. 333-106128, filed with the Commission on June 13, 2003.

(b)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, filed with the Commission on May 2, 1995.

(c)	Filed as exhibit 10.8 with the Registration Statement on Form S-4, Sec File No. 333-1613, filed on or about November 14, 1996.

(d)	Filed as exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(e)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(f)	Filed as Appendix B with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(B) Form 8-K Reports

(i)	Form 8-K was filed April 22, 2003, in connection with information filed under Item 9 – Regulation FD Disclosure.

(ii)	Form 8-K was filed on May 19, 2003, in connection with the filing of the Registrant’s earnings press release for the first quarter 2003 under Item 9 – Regulation FD Disclosure (including Item 12 information).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

By:	/s/ Mark A. Oliver

Mark A. Oliver, FLMI
President

By:	/s/ David J. Mehle

David J. Mehle
Executive Vice President,
Treasurer and CFO

Date: August 13, 2003

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation, as amended(a)

3.2	Bylaws(b)

10.1	Self-Administered Automatic Reinsurance Agreement – Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A.(c)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended(d)

10.3	Plan and Agreement of Exchange between Citizens, Inc. and Combined Underwriters Life Insurance Company (e)

10.4	Plan and Agreement of Exchange between Citizens, Inc. and Lifeline Underwriters Life Insurance Company (f)

10.5	Plan and Agreement of Merger between Citizens, Inc., Citizens Acquisition, Inc. and Mid-American Alliance Corporation – See Appendix A(a)

10.6	Employment Agreement dated February 18, 2003 between Citizens, Inc. and Scott J. Engebritson(a)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed with the Registrant’s Registration Statement on Form S-4, as amended, Registration No. 333-106128, filed with the Commission on June 13, 2003.

(b)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, filed with the Commission on May 2, 1995.

(c)	Filed as exhibit 10.8 with the Registration Statement on Form S-4, Sec File No. 333-1613, filed on or about November 14, 1996.

(d)	Filed as exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(e)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(f)	Filed as Appendix B with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.