Form 10-Q
period 2003-09-30
CITIZENS INC
filed 2003-11-13
CIK 24090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____________________________________ to _____________________________________

Commission File Number: 1-13004

CITIZENS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0755371

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 East Anderson Lane, Austin, Texas	78752

(Address of principal executive offices)	(Zip Code)

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

[X] Yes [ ] No

     As of October 31, 2003, the Registrant had 31,864,281 shares of Class A common stock, no par value, outstanding and 817,696 shares of Class B common stock, no par value, outstanding.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX

			Page
			Number

Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Statements of Financial Position, September 30, 2003 (Unaudited) and December 31, 2002	3
		Consolidated Statements of Operations, Three Months Ended September 30, 2003 and 2002 (Unaudited)	5
		Consolidated Statements of Operations, Nine Months Ended September 30, 2003 and 2002 (unaudited)	6
		Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2003 and 2002 (Unaudited)	7
		Notes to Consolidated Financial Statements	9
	Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	16
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
	Item 4.	Controls and Procedures	28
Part II.	Other Information		29

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
September 30, 2003 and December 31, 2002

	(Unaudited)
	September 30,	December 31,
	2003	2002

Assets
Investments:
Fixed maturities held-for-investment, at amortized cost (market $13,657,705 in 2003 and $13,351,100 in 2002)	$11,572,691	$11,384,137
Fixed maturities available-for-sale, at fair value (cost $225,127,703 in 2003 and $186,336,345 in 2002)	228,955,404	191,777,625
Equity securities, available-for-sale, at fair value (cost $786,026 in 2003 and $653,282 in 2002)	1,043,086	639,316
Mortgage loans on real estate (net of reserve of $50,000 in 2003 and 2002)	449,204	619,084
Policy loans	20,903,046	20,596,371
Other long-term investments	3,181,924	992,067

Total investments	266,105,355	226,008,600
Cash and cash equivalents	9,423,188	19,211,802
Accrued investment income	2,592,003	2,338,837
Reinsurance recoverable	4,417,920	2,254,175
Deferred policy acquisition costs	47,474,792	44,979,357
Other intangible assets	2,268,125	2,018,125
Federal income tax recoverable	312,040	—
Deferred federal income tax asset	639,644	1,078,985
Cost of customer relationships acquired	15,329,149	14,191,172
Excess of cost over net assets acquired	13,868,987	7,783,405
Property, plant and equipment	5,368,726	5,590,498
Other assets	1,898,099	836,045

Total assets	$369,698,028	$326,291,001

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
September 30, 2003 and December 31, 2002

	(Unaudited)
	September 30,	December 31,
	2003	2002

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefit reserves	$227,211,355	$203,546,435
Dividend accumulations	4,799,331	4,859,391
Premium deposits	5,850,291	4,794,131
Policy claims payable	4,889,662	4,794,096
Other policyholders’ funds	3,529,726	3,209,348

Total policy liabilities	246,280,365	221,203,401
Commissions payable	1,872,504	1,912,972
Federal income tax payable	—	311,884
Other liabilities	2,503,307	1,070,439

Total liabilities	250,656,176	224,498,696
Stockholders’ Equity:
Common stock:
Class A, no par value, 50,000,000 shares authorized, 34,423,974 shares issued in 2003 and 31,864,281 shares issued in 2002, including shares in treasury of 2,559,693 in 2003 and 2002	146,319,612	129,125,099
Class B, no par value, 1,000,000 shares authorized, 817,696 shares issued and outstanding in 2003 and 2002	1,870,389	1,870,389
Retained deficit	(24,946,670)	(25,887,787)
Accumulated other comprehensive income (loss):
Unrealized gains on securities, net of tax	2,695,942	3,582,025

	125,939,273	108,689,726
Treasury stock, at cost	(6,897,421)	(6,897,421)

Total stockholders’ equity	119,041,852	101,792,305

Total liabilities and stockholders’ equity	$369,698,028	$326,291,001

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2003 and 2002

(Unaudited)

	Three months ended September 30,

	2003	2002

Revenues:
Premiums	$20,451,093	$18,537,959
Annuity and universal life considerations	81,346	51,220
Net investment income	3,720,331	3,505,043
Realized gains	523,275	42,025
Other income	238,202	117,642

Total revenues	25,014,247	22,253,889
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit reserves	2,693,965	1,537,076
Policyholders’ dividends	978,665	922,888
Claims and surrenders	10,022,800	10,741,046
Annuity expenses	114,013	60,634

Total insurance benefits paid or provided	13,809,443	13,261,644
Commissions	4,772,855	4,362,659
Other underwriting, acquisition and insurance expenses	4,949,190	4,052,063
Capitalization of deferred policy acquisition costs	(4,808,408)	(3,979,716)
Amortization of deferred policy acquisition costs	3,561,968	3,030,402
Amortization of cost of customer relationships acquired	881,857	1,107,176

Total benefits and expenses	23,166,905	21,834,228

Income before Federal income tax	1,847,342	419,661
Federal income tax expense	532,898	196,729

Net income	$1,314,444	$222,932

Per Share Amounts:
Basic and diluted earnings per share of common stock	$0.04	$0.01

Weighted average shares outstanding	32,681,977	30,120,983

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Nine months ended September 30,

	2003	2002

Revenues:
Premiums	$55,867,983	$48,028,142
Annuity and universal life considerations	247,158	200,197
Net investment income	10,521,530	10,562,276
Realized gains	989,847	172,861
Other income	609,249	356,154

Total revenues	68,235,767	59,319,630
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit reserves	4,736,044	4,867,175
Policyholders’ dividends	2,559,430	2,490,803
Claims and surrenders	29,476,507	27,084,175
Annuity expenses	257,778	199,710

Total insurance benefits paid or provided	37,029,759	34,641,863
Commissions	12,564,190	11,493,195
Other underwriting, acquisition and insurance expenses	14,675,995	10,229,464
Capitalization of deferred policy acquisition costs	(11,718,064)	(9,910,941)
Amortization of deferred policy acquisition costs	9,222,629	7,118,730
Amortization of cost of customer relationships acquired	5,147,240	1,895,733

Total benefits and expenses	66,921,749	55,468,044

Income before Federal income tax	1,314,018	3,851,586
Federal income tax expense	372,901	951,950

Net income	$941,117	$2,899,636

Per Share Amounts:
Basic and diluted earnings per share of common stock	$0.03	$0.10

Weighted average shares outstanding	32,217,204	29,774,120

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Nine months ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$941,117	$2,899,636
Adjustments to reconcile net gain to net cash provided by operating activities:
Realized gains on sale of investments and other assets	(989,847)	(172,861)
Net deferred policy acquisition costs	(2,495,435)	(2,792,211)
Amortization of cost of customer relationships acquired	5,147,240	1,895,733
Depreciation	552,469	597,759
Change in:
Accrued investment income	(61,353)	(142,154)
Reinsurance recoverable	(943,036)	464,381
Future policy benefit reserves	5,824,128	4,768,413
Other policy liabilities	1,028,316	(483,621)
Deferred federal income tax	519,325	359,422
Federal income tax	(623,924)	(388,532)
Commissions payable and other liabilities	(704,503)	(342,552)
Other, net	(274,619)	(599,940)

Net cash provided by operating activities	7,919,878	6,063,473
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	11,826,358	2,239,875
Sale of equity securities, available-for-sale	838,416	619,665
Maturity of fixed maturities, available-for-sale	130,410,853	53,926,177
Purchase of equity securities, available-for-sale	(1,671)	—
Purchase of fixed maturities, available-for-sale	(164,547,000)	(51,865,219)
Principal payments on mortgage loans	169,880	459,405
Sale of other long-term investments and property, plant and equipment	194,707	3,000

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Nine months ended September 30,

	2003	2002

Cash from acquisitions	$3,869,228	$2,882,353
Increase in policy loans, net	(92,485)	(711,741)
Purchase of other long-term investments and property, plant and equipment	(376,778)	(545,376)

Net cash provided by (used in) investing activities	(17,708,492)	7,008,139

Net increase (decrease) in cash and cash equivalents	(9,788,614)	13,071,612
Cash and cash equivalents at beginning of period	19,211,802	6,793,852

Cash and cash equivalents at end of period	$9,423,188	$19,865,464

Supplemental:
Cash paid during the period for income taxes	$477,500	$993,525

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In the first quarter of 2003, the Company issued 2,560,143 Class A common shares in connection with the acquisition of First Alliance Corporation. In the first quarter of 2002, the Company issued 752,701 Class A common shares in connection with the acquisition of Combined Underwriters Life Insurance Company and issued 304,928 Class A common shares in connection with the acquisition of all the capital stock of Lifeline Underwriters Life Insurance Company. In conjunction with the acquisitions, cash and cash equivalents were provided by acquisitions as follows:

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
September 30, 2003

(Unaudited)

(1)	Financial Statements

The interim consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977, and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Central Investors Life Insurance Company of Illinois (CILIC), Combined Underwriters Life Insurance Company (Combined), First Alliance Corporation (FAC), and First Alliance Insurance Company (FAIC). Effective September 30, 2003, Lifeline Underwriters Life Insurance Company (Lifeline) was merged into Combined, and Excalibur Insurance Corporation (Excalibur) was merged into CILIC. Citizens and its consolidated subsidiaries are collectively referred to as “the Company.”

The statement of financial position for September 30, 2003, the statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and the statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2003, and for comparative periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2002, Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2003, are not necessarily indicative of the operating results for the full year.

(2)	Proposed Acquisition

On March 7, 2003, the Company entered into a Plan and Agreement of Merger with Mid-American Alliance Corporation (Mid-American) a Missouri insurance holding company, whereby the Company will acquire all of the outstanding shares of Mid-American for shares of Citizens Class A common stock. The transaction values Mid-American’s shares at $1.35 each and Citizens Class A shares based on the average closing price for the 20 trading days preceding closing. The proposed merger requires the approval of Mid-American’s shareholders and the merger agreement contains customary conditions. A special meeting of the Mid-American shareholders has been scheduled for November 18, 2003, and closing of the acquisition is contemplated to occur shortly thereafter, assuming all conditions are met and shareholder approval is obtained. The value of the transaction has been established as $8.2 million.

(3)	Segment Information

The Company has two reportable segments identified by geographic area: International Business and Domestic Business. International Business, consisting of ordinary whole-life business, is offered primarily to residents of Central and South America. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars and paid in the United States. Domestic Business, consisting of traditional life and burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies, is sold throughout the southern U.S. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies included in the Company’s annual consolidated financial statements for the year ended December 31, 2002. The Company evaluates performance based on U.S. GAAP income before federal income taxes for its two reportable segments.

Geographic Areas - The following summary represents financial data by segment of the Company’s continuing operations.

	Nine months ended September 30,

	2003	2002

Revenues:
Domestic	$23,773,815	$16,325,533
International	44,461,952	42,994,097

Total Revenues	$68,235,767	$59,319,630

The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company’s reportable segments for the periods indicated is as follows:

	Nine months ended September 30,

	2003	2002

Revenue, excluding net investment income and realized gain on investments:
Domestic	$19,763,171	$13,371,097
International	36,961,219	35,213,396

Total consolidated revenue, excluding net investment income and realized gain on investments	$56,724,390	$48,584,493

	Nine months ended September 30,

	2003	2002

Net investment income:
Domestic	$3,665,774	$2,906,878
International	6,855,756	7,655,398

Total consolidated net investment income	$10,521,530	$10,562,276

Amortization expense:
Domestic	$7,462,980	$2,657,929
International	6,906,889	6,356,534

Total consolidated amortization expense	$14,369,869	$9,014,463

Realized gain on investments:
Domestic	$344,870	$47,574
International	644,977	125,287

Total consolidated realized gain	$989,847	$172,861

Income (loss) before federal income tax:
Domestic	$(485,205)	$1,423,620
International	1,799,223	2,427,966

Total consolidated income (loss) before federal income tax	$1,314,018	$3,851,586

	September 30, 2003	December 31, 2002

Assets:
Domestic	$147,879,211	$118,041,708
International	221,818,817	208,249,293

Total	$369,698,028	$326,291,001

Major categories of premiums are summarized as follows:

	Nine months ended	Nine months ended
	September 30, 2003	September 30, 2002

Premiums:
Ordinary life	$44,726,763	$38,372,259
Group life	210,160	400,089
Accident and health	10,931,060	9,255,794

Total premiums	$55,867,983	$48,028,142

(4)	Accumulated Other Comprehensive Income (Loss)

For the three and nine months ended September 30, 2003, the other comprehensive income (loss) amounts included in total comprehensive income (loss) consisted of unrealized losses on investments in fixed maturities and equity securities available-for-sale of $(1,656,312) and $(886,083), respectively, net of tax and for the same period in 2002 unrealized gains (losses) of $(291,660) and $34,078 respectively. Total comprehensive income (loss) for the three and nine months ended September 30, 2003, was $(341,868) and $55,034 and for the same period in 2002 total comprehensive income (loss) of $(68,728) and $2,933,714, respectively.

(5)	Earnings Per Share

Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the three and nine months ended September 30, 2003, were 32,681,977 and 32,217,204, respectively. The weighted average shares outstanding for the three and nine months ended September 30, 2002, were 30,120,983 and 29,774,120, respectively. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 15% stock dividend paid in 2002. The 2002 stock dividend resulted in the issuance of 4,162,414 Class A shares (including 333,873 shares in treasury) and 106,656 Class B shares. In addition, 2,560,143 Class A shares were issued in February 2003 in conjunction with the acquisition of FAC and 1,057,629 Class A shares were issued in March 2002 in conjunction with the acquisitions of Combined and Lifeline.

(6)	Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under the guidelines of SFAS No. 142, excess of cost over net assets acquired (goodwill) amounting to $13,868,987 and $7,783,405 and other intangible assets amounting to $2,268,125 and $2,018,125 as of September 30, 2003, and December 31, 2002, respectively, were determined to have an indefinite useful life and will no longer be amortized. Instead goodwill and other intangible assets will be subjected to annual impairment analyses under the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. This statement is generally effective for contracts entered into or modified after September 30, 2003, and all provisions should be applied prospectively. Based on current operations, the Company does not anticipate that SFAS No. 149 will have a material effect on the financial position, results of operations or liquidity of the Company.

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

The allocation of values acquired in the acquisition of FAC is preliminary as of the date of the financial statements. Estimates involved in the application of purchase accounting to the transaction may change over the next quarter as the Company refines those estimates, such as completion of development and application of purchase accounting assumptions with respect to policy reserves at the policy level.

(8)	Legal Proceedings

On April 24, 2003, the Court of Appeals for the Third District of Texas affirmed in part and modified in part, a July 31, 2002, class action certification which was granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 styled Delia Bolanos Andrade, et. al. v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies offered to certain non-U.S. residents by one of the Company’s insurance subsidiaries, Citizens Insurance Company of America, are actually “securities” that were offered or sold in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to an overseas trust for the purchase of the Company’s Class A common stock. The remedy sought is rescission of the insurance premium payments. The Company intends to file a petition with the Texas Supreme Court in the near future for review of the decision of the Court of Appeals. Review by the Texas Supreme Court is discretionary. The Company believes the Plaintiff’s claim under the Texas securities laws is not valid and that the class defined is not appropriate for class certification and does not meet the legal requirements for class action treatment under Texas law. Recent decisions from the Texas Supreme Court indicate a more defense-oriented approach to class certification cases, especially in class action cases encompassing claimants from more than one state or jurisdiction. The Supreme Court of Texas requested that the plaintiffs file a response to the Company’s petition. Following the filing of these briefs, the Supreme Court, in October, 2003, requested a substantially more detailed brief on the merits of the case.

The Company expects the Texas Supreme Court will grant the Company’s petition for review and will ultimately rule in the Company’s favor, decertify the class and remand the matter to district court for further action. It is the Company’s intention to defend vigorously against the request for class certification, as well as to defend vigorously against the individual claims. During the time of the Company’s appeal to the Texas Supreme Court, there will be no further district court proceedings in the case. The Company is unable to determine the potential financial magnitude of the claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although the Company would expect a significant adverse financial impact relating to any adverse final class action judgment. The Company has been advised by counsel that a ruling from the Court could take up to a year.

In addition, from time to time the Company is a party to various legal proceedings incidental to its business. Management does not expect the ultimate resolution of these legal proceedings to have a material adverse impact on the Company’s results of operations or financial condition.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Three months ended September 30, 2003 and 2002

Revenues

For the three months ended September 30, 2003, the Company earned net income of $1,314,444 or $0.04 per share, compared to $222,932, or $0.01 per share, for the same period in 2002. A reduction in claims and surrenders and amortization of cost of customer relationships acquired combined with an increase in net investment income contributed to the increased net income for the quarter.

Total revenues increased 12.4%, to $25,014,247 for the three months ended September 30, 2003, compared to the same period in 2002 when revenues were $22,253,889. The increase in revenue is primarily related to $1.4 million in revenues from the acquisition of First Alliance Corporation (FAC) in February 2003, increased life insurance premiums written by Citizens Insurance Company of America (CICA), higher investment income and greater realized investment gains. Offsetting these increases were lower accident and health (A&H) premiums.

Premium income for the three months ended September 30, 2003, was $20,451,093 compared to $18,537,459 for the same period in 2002. The 10.3% increase in 2003 was comprised of an increase of $900,000 in premium income related to the acquisition of FAC and an increase in CICA renewal life insurance premiums of $1.4 million. Accident and health premiums declined by $600,000. Management’s implementation of significant rate increases in supplemental accident and health products and the non-renewal of certain major medical policies due to increased loss ratios in March and April of 2003 contributed to the decrease in accident and health premiums.

Production of new life insurance premiums, measured in issued and paid, annualized premiums, increased slightly during the third quarter of 2003 compared to the previous year. The Company is expecting an increase in production during the fourth quarter of 2003 due to the recent recruitment of established producers in markets in Latin America and the Pacific Rim where CICA has historically had only limited production. In addition, management initiated a domestic ordinary life sales program in late 2000 targeting rural areas of the U.S. This program’s initial results to date have been insignificant; however, new marketing management, and the additional sales forces of the recent acquisitions are expected to provide expanded sales efforts for this program.

Net investment income & realized gains

Net investment income increased 6.1% for the three months ended September 30, 2003, amounting to $3,720,331 compared to $3,505,043 for the same period in 2002. The acquisition of FAC increased investment income for the third quarter of 2003 by $240,000. The additional revenue was offset by lower yields on the Company’s bond portfolio. The 2003 results reflect the actions taken in previous years to change the mix and duration of our invested assets to place less emphasis on government guaranteed mortgage pass-through instruments and more emphasis on investments in callable instruments issued by U.S. government agencies. During 2002 and 2003, significant decreases in interest rates occurred which slowed the growth in net investment income. As interest rates fell, there was a significant amount of call activity on the Company’s bond portfolio. Interest rates have stabilized, and fixed maturity investments increased $37.1 million in the third quarter compared to a decrease of $3.2 million in the same period in 2002. Management believes the Company’s cash flow will allow it to take advantage of future increases in yield, while the decision to invest in callable instruments has permitted the Company to earn returns significantly in excess of those available for similar quality instruments.

Realized gains increased for the three months ended September 30, 2003, amounting to $523,275 compared to $42,025 for the same period in 2002. During the third quarter of 2003, management disposed of certain securities held from earlier acquisitions that did not meet the Company’s credit criteria, and realized gains on their sale.

Policy reserves and dividends

The change in future policy benefit reserves increased from $1,537,076 for the three months ended September 30, 2002 to $2,693,965 for the three months ended September 30, 2003. CICA reserves increased $3.1 million. This difference was predominantly attributable to an increase in CICA’s new international business over the same quarter of last year, as well as an increase in persistency in recent years. Since early 2002, persistency has increased for international policies of all durations except for policies in their second year. The increase in persistency at durations other than second year resulted in increases in reserves at a faster rate than has been experienced in recent quarters. Internationally, new issued premium increased approximately $200,000 in third quarter of 2003, compared to the same quarter of 2002.

Because of high lapsation on accident and health policies issued by Combined Underwriters Life Insurance Company (Combined) accident and health policy reserves decreased by $274,000.

Due to aggressive policy replacement activity by previous agents of First Alliance Insurance Company, FAC’s life insurance subsidiary (FAIC), surrenders for FAIC during the third quarter exceeded historical levels. This activity resulted in a decrease in policy reserves of approximately $147,000.

In summary, the $2.7 million increase in reserves was comprised of an increase of $3.1 million and decreases of $274,000 due to A&H lapsation and $147,000 from surrenders in connection with policy replacement.

Policyholder dividends increased slightly to $978,665 from $922,888 during the third quarter of 2003. Virtually all of our international policies issued since the mid-1980’s have been participating. Participating policies represent approximately 57% of the Company’s business in-force, although the percentage of such has declined due to acquisitions in recent years.

Claims & surrenders

Claims and surrenders decreased $718,246 from $10,741,046 for the three months ended September 30, 2002, to $10,022,800 for the same period in 2003. In March and April of 2003, we non-renewed approximately $2.3 million of major medical premiums on Combined’s books. As a result of this action A&H benefits declined by $820,960 compared to 2002. Death claims and surrender expenses decreased by $287,620. CICA’s and Combined’s claims and surrenders declined by approximately $1.3 million, which offset $1.0 million in claims and surrenders related to the acquisition of FAC in February 2003. Endowments increased $272,581 over the 2002. The following table illustrates the change:

	September 30, 2003	September 30, 2002

Death Claims	$1,500,754	$1,535,834
Surrender expenses	4,661,382	4,913,922
Accident & health benefits	1,864,822	2,685,782
Endowments	1,779,110	1,506,529
Other policy benefits	216,732	98,979

Total claims & surrenders	$10,022,800	$10,741,046

Death claims decreased from $1,535,834 in the third quarter of 2002 to $1,500,754 in the third quarter of 2003. CICA’s claims were $260,000 lower in the third quarter compared to the third quarter 2002. CICA has historically adhered to a strict underwriting policy, which coupled with the fact that its clients tend to be in the upper strata of their respective societies, has caused death claims experience to be favorable compared to that experienced on typical international blocks of business. FAIC’s claims were $140,000 in the third quarter and Combined’s claims were up slightly in the third quarter 2003 compared to the same period in 2002.

Surrender expense decreased from $4,913,922 in the third quarter of 2002 to $4,661,382 in the third quarter of 2003. Surrenders from FAIC amounted to $870,000 of the 2003 results. Following the acquisition, management took action to reduce the interest rate paid on annuity deposits of FAIC to more accurately reflect the yields the Company was earning. Additionally, FAIC has experienced a significant amount of re-writing of policies by former agents. CICA’s surrenders were approximately $1.1 million lower in the third quarter of 2003 compared to the same period in 2002.

Accident and health benefits decreased substantially in the third quarter 2003, amounting to $1,864,822 compared to $2,685,782 in same period in 2002. Virtually all of the Company’s major medical business was non-renewed in March and April of 2003 and significant rate increases were implemented on the accident and health business remaining in force. Management expects to continue to implement increases based on historical loss ratios. As such the overall policy count is likely to reduce; however, some anti-selection is expected which will cause benefits to decline at a different rate compared to the policy count.

Endowments increased from $1,506,529 in the third quarter of 2002 to $1,779,110 in the third quarter of 2003 due to the improved persistency on the Company’s international business. Like policy dividends, endowments are factored into the premiums and as such the increase should have no adverse impact on profitability.

Commissions & underwriting expense and amortization

During the third quarter of 2003, commissions increased slightly to $4,772,855 from $4,362,659 in the third quarter of 2002. The 2003 increase was largely attributable to $220,000 of expense due to the acquisition of FAC. Commission expense was also up slightly in CICA due to increased renewal premiums.

Underwriting, acquisition and insurance expenses increased from $4,052,063 in the third quarter of 2002 to $4,949,190 for the same period in 2003. The third quarter of 2003 includes $700,000 of expenses of FAC (acquired in February 2003) and approximately $150,000 incurred for the annual marketing convention for international producers, an expense previously borne by the International Marketing Manager prior to the termination of that relationship. However, management believes that the decision to terminate the International Marketing Manager will result in long-term savings. Other factors contributing to the increased expenses included the start-up costs of the U.S. marketing program, and costs incurred in the Company’s investigation into acquiring First American Capital Corporation and other merger and acquisition activities.

Deferred policy acquisition costs capitalized in the third quarter of 2003 were $4,808,408 compared to $3,979,716 for the same period of the previous year. This increase was evenly split between CICA and Combined. Amortization of these costs was $3,561,968 for the third quarter of 2003 compared to $3,030,402 for the same period of 2002. All of the third quarter 2003 increase in amortization related to Combined (approximately $880,000), offset by a reduction of $350,000 related to the decreased surrender activity of CICA life policies.

Amortization of cost of customer relationships acquired decreased to $881,857 during the third quarter of 2003 from $1,107,176 for the same period in 2002. The decrease relates to the net effect of amortization of cost of customer relationships acquired from Combined (approximately $200,000), as well as a reduction of $110,000 in CICA. These amounts were slightly offset by the acquisition of FAC (approximately $80,000.)

Nine months ended September 30, 2003 and 2002

Revenues

For the nine months ended September 30, 2003, the Company earned net income of $941,117 or $0.03 per share, compared to $2,899,636, or $0.10 per share, for the same period in 2002. Increased claims and surrenders and amortization of cost of customer relationships acquired contributed to lower income for the nine months ended September 30, 2003, compared to 2002.

Total revenues increased by $8,916,137, or 15.0%, for the nine months ended September 30, 2003 to $68,235,767 compared to the same period in 2002 when revenues were $59,319,630. The increase was primarily the result of an increase of $2.7 million in revenues related to Combined and $3.8 million related to the acquisition of FAIC. CICA’s revenues increased $1.5 million with higher renewal premiums partially offset by lower investment income.

Premium income for the first nine months of 2003 was $55,867,983 compared to $48,028,142 for the same period in 2002. The increase of $7,839,841 (16.3%) in the first nine months of 2003 was comprised of $2.4 million in premium income related to Combined and $2.7 million related to the acquisition of FAIC. CICA’s premiums increased $2.2 million, as renewal life premiums increased over previous years, offsetting a decline in accident and health premiums. Management’s continued implementation of significant rate increases in supplemental accident and health policies and the non-renewal of certain major medical policies, due to increased loss ratios in March and April 2003, contributed to the decrease in accident and health premiums.

Production of new life insurance premiums by the associates of CICA, measured in issued and paid, annualized premiums, increased approximately $120,000 compared to 2002, with the economic downturn in Latin American countries proving to be an impediment to new production. Management initiated a domestic ordinary life sales program in late 2000 targeting rural areas of the U.S. This program’s initial results to date have been insignificant; however, new marketing management, and the additional sales forces of the recent acquisitions are expected to provide expanded sales efforts for this program.

Combined had a significant amount of accident and health premiums when we acquired it. Although Combined continues to write specified benefit accident and health policies, management has discontinued the sale of Combined’s major medical products and moved to terminate all in-force major medical business. Cancellations were effective with policy anniversary dates on April 1, 2003, and later. This action will result in a decrease of approximately $2.3 million of annual premium revenue during 2003 but management believes it will enhance future profitability. Management continues to focus on the retention of business written by Combined, given that company’s historical lapse rates.

Net investment income & realized gains

Net investment income decreased slightly for the nine months ended September 30, 2003, amounting to $10,521,530 compared to $10,562,276 for the first nine months of 2002. The 2003 decrease reflects the lower interest rates available on the Company’s bond portfolio during 2003. The acquisition of FAC increased 2003 investment income by approximately $550,000. The 2003 results reflected the actions taken in previous years to change the mix and duration of our invested assets to place less emphasis on government guaranteed mortgage pass-through instruments and more emphasis on investments in callable instruments issued by U.S. government agencies. During 2003 we have seen the continuation of a period of low interest rates, which negatively impacted net investment income. As a result, we expect returns on newly invested funds to remain low in the short-term, although we continue to earn a rate in excess of our contractual commitments. We do not believe such declines will have a materially adverse effect on our future operating results as a result of the strong cash flow available to take advantage of any increases in interest rates.

Realized gains for the nine months ended September 30, 2003, amounted to $989,847 compared to $172,861 for the same period in 2002. This increase was due to selective sales made by management of securities from earlier acquisitions that did not meet the Company’s criteria.

Policy reserves & dividends

The change in future policy benefit reserves for the nine months ending September 30, 2002, compared to the nine months ended September 30, 2003, declined slightly from $4,867,175 to $4,736,044. CICA experienced an increase in future policy benefit reserves of $6.9 million during the first nine months of 2003 compared to $5.2 million for the same period in 2002. Since late 2001, persistency for all durations has risen with the exception of second year policies, which has declined. With this increase in persistency, a larger increase in reserves is expected since the majority of policies that persist are those that have higher reserves.

The decrease in reserves results predominantly from the discontinuation of major medical insurance we acquired in the acquisition of Combined. Over the first nine months of 2003, the reserves for Combined decreased $2.8 million for accident and health and $450,000 for life. The accident and health decreases are the result of a 29% decline in policy counts over the same period. Life policy counts have remained relatively steady, although new policies have lower reserves than terminated policies.

The acquisition of FAIC resulted in an increase in the life and annuity reserves of approximately $1.1 million since the date of purchase, although the reserves for FAIC have stayed relatively flat for the third quarter of 2003 due to higher lapses in that quarter from an aggressive replacement campaign by former agents of FAIC.

In summary, the resulting net increase in future policy benefit reserves of $4.7 million is the result of a $6.9 million increase from CICA, a $3.2 million decrease from Combined, a $1.1 million increase from FAIC, and the remainder coming from a slight decrease from all other Citizens companies.

Policyholder dividends increased slightly to $2,559,430 from $2,490,803 during the first nine months of 2003. Virtually all of CICA’s policies issued since 1984 have been participating. Participating policies represent, approximately 57% of the Company’s business in-force, although the percentage of participating business has declined due to acquisitions in recent years. Dividends on policies are paid at the discretion of the Board of Directors.

Claims & surrenders

Claims and surrenders increased $2,392,332 from $27,084,175 for the nine months ended September 30, 2002, to $29,476,507 for the same period in 2003. The 2003 increase is comprised of an increase of $1.3 million in surrender expense related to the acquisition of FAIC and an increase of $1.3 million in accident and health benefits related to Combined. CICA’s death claims and surrenders deceased by approximately $1.3 million, offset by an increase in endowments of $500,000. The following table illustrates the increases:

	Nine Months Ended

	September 30, 2003	September 30, 2002

Death Claims	$4,670,883	$5,007,107
Surrender expenses	12,752,366	11,877,313
Accident & health benefits	7,057,810	5,826,722
Endowments	4,630,438	4,111,654
Other policy benefits	365,010	261,379

Total claims & surrenders	$29,476,507	$27,084,175

Death claims decreased slightly to $4,670,883 in 2003 from $5,007,107 in the first nine months of 2002. The decrease results from an approximate $860,000 drop in CICA’s death claims, which was partially offset by an increase of $300,000 from Combined and $220,000 from FAIC, which was not included in the prior year. CICA has historically adhered to an underwriting policy which requires thorough medical examinations on all applicants who are foreign residents, except children, regardless of age or face amount of the policy applied for, including x-rays and electrocardiograms. On all policies of $150,000 or more, inspection reports are required which detail the background resources and lifestyle of the applicant. CICA also retains only the first $100,000 of risk and cedes to other reinsurers the excess.

Surrender expense increased from $11,877,313 in the first nine months of 2002 to $12,752,366 in the first nine months of 2003. Surrenders from FAIC were $1.3 million and were offset by approximately $500,000 reduction in CICA’s surrenders. Surrenders have been running higher than management expected following the acquisition of FAIC. Several former agents of FAIC have been aggressively re-writing policies with other insurers in order to earn additional first year commissions, which generally works to the detriment of the policy holder. The Company is terminating any agents who have re-written policies and is considering legal action against several others. However, we anticipate that FAIC’s higher surrender rate will decline as we integrate it into our Company. The current uncertain economic climate in several Latin American countries continues to be of a concern and CICA may experience increased surrender activity. The economies in Argentina and Venezuela in particular continue to experience near depressions. As such, increases in surrenders relating to insured’s residing in these countries are expected. However, we are optimistic about the long-term prospects for these countries.

Accident and health benefits increased from $5,826,722 in 2002 to $7,057,810 in 2003. This increase is directly related to the acquisition of Combined, which had an increase of $1.3 million in claims over the same period in 2002. Significant rate increases were implemented on the accident and health business remaining in force, and management expects to continue to implement increases. During 2003, we have non-renewed approximately $2.3 million of major medical premiums on Combined ’s books.

Endowments increased from $4,111,654 in the first nine months of 2002 to $4,630,438 in the first nine months of 2003. The improved persistency on CICA’s International business was the primary cause. Like policy dividends, endowments are factored into the premiums and as such the increase should have no adverse impact on profitability.

The remaining components of claims and surrenders amounted to $365,010 for the first nine months of 2003, compared to $261,379 for the first six months of 2002. These are made up of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits.

Commissions & underwriting expense and amortization

During the nine months ended September 30, 2003, commissions increased to $12,564,190 from $11,493,195 for the same period 2002. The increase in 2003 is attributable to the acquisition of FAIC ($580,000) and an increase in Combined ($550,000). During 2002, CICA terminated its arrangement with its International Marketing Manager and transferred such responsibility to the home office. As a result commission expense declined $300,000 and home office marketing and operating expenses increased.

Underwriting, acquisition and insurance expenses increased from $10,229,464 in the first nine months of 2002 to $14,675,995 for the same period in 2003. The acquisition of FAC added $1.2 million in expense. In May 2002, in an attempt to more efficiently manage and communicate with our independent marketing consultants, we canceled our contract with an independent international company that had served as the managing general agent for our international marketing activities since early 1997. We no longer pay an overriding commission to this former marketing firm on new business issued internationally but now directly bear the related costs of all marketing, management and promotional activities. Included in 2003 expenses is approximately $900,000 related to the annual marketing convention for international producers for 2003 and 2004, an expense previously borne by the International Marketing Manager. Management believes that while the termination may result in a net increase in expenses in the short term, the long-term impact will be a decrease in overall operating costs. Other factors in the increased expenses relate to the start-up costs of the U.S. marketing program, and approximately $200,000 was spent considering to purchase First American Capital Corporation, a Kansas insurance holding company, and other merger and acquisition activities.

Deferred policy acquisition costs capitalized in the first nine months of 2003 were $11,718,064 compared to $9,910,941 for the same period of the previous year. Approximately $1.0 million of this increase was in Combined and the balance in CICA. Amortization of these costs was $9,222,629 for the first nine months of 2003 compared to $7,118,730 for the same period of 2002. Approximately $1.5 million of this increased amortization was in Combined and $600,000 in CICA.

Amortization of cost of customer relationships acquired increased to $5,147,240 during the first nine months of 2003 from $1,895,733 for the same period in 2002. The increase relates to the amortization of cost of customer relationships acquired with respect to the acquisition of FAIC ($700,000) and an increase in Combined ($2.7 million). During the first nine months of 2003, approximately $1.2 million of such amortization was recorded as a result of the non-renewal of Combined’s major medical business described above.

Liquidity and capital resources

Stockholders’ equity increased to $119,041,852 at September 30, 2003, from $101,792,305 at December 31, 2002. The increase was attributable to $17,194,513 of Class A common stock issued for the acquisition of FAC, and unrealized losses, net of tax, for the nine months ended September 30, 2003, of $(886,083) and net income for the nine months of $941,117. Decreases in the market value of our available-for-sale bond portfolio caused by lower bond prices resulted in a decrease in unrealized gains, net of tax.

Invested assets increased from $226,008,600 at December 31, 2002, to $266,105,355 at September 30, 2003. A significant amount of cash was invested during the quarter ended September 30, 2003, as a result of calls of U.S. Government Agency securities that were in the process of being reinvested at June 30, 2003. At September 30, 2003, and December 31, 2002, fixed maturities have been categorized into two classifications: Fixed maturities held-to-maturity, which were valued at amortized cost, and fixed maturities available-for-sale which were valued at fair value. Fixed maturities available-for-sale and fixed maturities held-to-maturity were 86.0% and 4.4%, respectively, of invested assets at September 30, 2003. Fixed maturities held-to-maturity, amounting to $11,572,691 consists primarily of U.S. Treasury and U.S. government agency securities. Management has the intent and believes the Company has the ability to hold the securities to maturity.

Over the past several years, management made the decision to invest in callable bonds issued by U.S. Government agencies. These securities carry yields that are higher than non-callable bonds, as well as Treasury instruments, while maintaining the high credit quality sought by the Company. As a result of this decision, and the current interest rate environment, significant amounts of calls can be expected during periods of falling or static interest rates, which has been the case over the past two years. Although, the Company’s invested yield has declined slightly in 2003 due to the lower interest environment, management believes that the Company has sufficient excess cash flows to take advantage of investment opportunities should rates begin to move upward.

Policy loans comprised 7.9% of invested assets at September 30, 2003. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% and maturities that are related to the maturity or termination of the applicable policies. Management believes that the Company maintains more than adequate liquidity despite the uncertain maturities of these loans.

Our mortgage loan portfolio, which constituted 0.2% of invested assets at December 31, 2002, and September 30, 2003, has historically been comprised primarily of seasoned small residential loans in Texas. Management established a reserve of $50,000 at September 30, 2003, and December 31, 2002, (approximately 11% of the mortgage portfolio’s balance) to cover potential unforeseen losses in our mortgage portfolio. At September 30, 2003, no loans were past due for more than ninety days.

Our cash balances decreased by more than $40 million at September 30, 2003 compared to December 31, 2002. Cash was $9,423,188, compared to $19,211,802 at December 31, 2002,

and were significantly in excess of Federal Deposit Insurance Corporation coverage at September 30, 2003, and December 31, 2002. It is not the Company’s practice to maintain such significant amounts of cash, however; during periods of high-call activity the gap in time between receipt of proceeds and reinvestment may cause instances where such balances accumulate. Management monitors the solvency of all financial institutions in which it has funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During the third quarter of 2003, the Company transferred its primary banking relationship from JP Morgan Chase to Regions Bank.

Our primary insurance subsidiary, CICA, owned 2,398,031 shares of our Class A common stock at September 30, 2003 and December 31, 2002. In our consolidated financial statements, the shares of Citizens Class A common stock owned by CICA are combined with the other treasury shares and the aggregate treasury shares are reported at cost in conformity with U.S. GAAP.

The NAIC has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital considers the type of business written by a company, the quality of its assets, and takes various other factors into account to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the Company would begin. At December 31, 2002 and September 30, 2003, all of the Company’s life insurance subsidiaries were above required minimum levels.

During 2003, there has been interest in the investment banking community regarding the potential for the Company to raise additional capital through an equity offering. Management has engaged an investment banking firm to explore the possibility of either a public or private capital raising offering. Should the Company decide to pursue equity capital, its purpose would be to utilize the proceeds to accelerate its acquisition programs.

During the third quarter of 2003, the Company received a commitment from Regions Bank for a $30 million credit facility for use in acquisitions. The Company has historically avoided the incurrence of significant amounts of debt; however, this facility will allow management to pursue larger acquisitions, which cannot be made using shares of the Company’s stock. If a decision is made to utilize the facility in conjunction with a transaction, management will expect to view the debt as a bridge facility, to be retired via an equity offering. However, before drawing on the debt, management will develop a strategy designed to insure that the Company has the means and resources to retire the debt without restricting the Company’s ability to grow, since the success of any equity offering cannot be assured.

During the third quarter of 2003, Management made a decision to transfer the hardware platform that the Company’s legacy computer system operates on from the Wang environment to an IBM mainframe environment. This decision was prompted by the need to migrate to hardware that is widely available and supported. Delivery of the new hardware occurred in October 2003, and Management estimates that the transition will take 12 to 18 months. The Company’s existing Data Processing staff will oversee the conversion. The overall cost of the new hardware and related peripherals is expected to be less than $1 million.

Management expects to achieve an environment that the Company can operate in for many years to come through this move.

Financial Accounting Standards

See Note 6 of our Consolidated Financial Statements for a discussion of recently promulgated accounting standards and interpretations, which we have adopted, and our estimates of their impact upon us.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The unrealized gains (losses) that could be caused by decreases and increases in the interest rates of 100, 200 and 300 basis points, respectively, on our available-for-sale fixed maturities is as follows at September 30, 2003:

Decreases in Interest Rates			Increases in Interest Rates

300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
Points	Points	Points	Points	Points	Points

$10,929,000	$6,715,000	$2,870,000	$(11,559,000)	$(30,634,000)	$(51,465,000)

At September 30, 2003 and December 31, 2002, there were no fixed maturities or other investments that we classified as trading instruments. At September 30, 2003 and December 31, 2002, we had no investments in derivative instruments. The greater volatility resulting from increases in interest rates is due to the investment in callable securities. Because the presumption is that such securities will be called in the event of decreases in interest rates, very little market appreciation occurs. However, should rates increase, the presumption is that such securities will not be called and the Company will be forced to live with the then lower-yielding instruments to maturity.

Management believes the Company has the ability to hold all such securities to maturity should a sharp rise in interest rates occur; and furthermore has excess cash flow adequate to take advantage of the opportunity to invest at higher rates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 24, 2003, the Court of Appeals for the Third District of Texas affirmed in part and modified in part, a July 31, 2002, class action certification which was granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 styled Delia Bolanos Andrade, et. al. v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies offered to certain non-U.S. residents by one of our insurance subsidiaries, Citizens Insurance Company of America, are actually “securities” that were offered or sold in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to an overseas trust for the purchase of our Class A common stock. The remedy sought is rescission of the insurance premium payments. We have filed a petition with the Supreme Court of Texas for review of the decision of the Court of Appeals. Review by the Texas Supreme Court is discretionary. We believe the Plaintiff’s claim under the Texas securities laws is not valid and that the class defined is not appropriate for class certification and does not meet the legal requirements for class action treatment under Texas law. Recent decisions from the Texas Supreme Court indicate a more defense-oriented approach to class certification cases, especially in class action cases encompassing claimants from more than one state or jurisdiction. The Supreme Court of Texas requested that the plaintiffs file a response to our petition. Following the filing of these briefs, in October, 2003 the Supreme Court requested a substantially more detailed brief on the merits of the case.

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

In addition, from time to time the Company is a party to various legal proceedings incidental to its business. Management does not expect the ultimate resolution of these legal proceedings to have a material adverse impact on our results of operations or financial condition.

Item 2. Changes in Securities

            None.

Item 3. Defaults upon Senior Securities

            None.

Item 4. Submission of Matters to a Vote of Security Holders

            None.

Item 5. Other Information

            None.

Item 6. Exhibits and Reports on Form 8-K

            (A) Exhibits

3.1	Articles of Incorporation, as amended(a)

3.2	Bylaws(b)

10.1	Self-Administered Automatic Reinsurance Agreement – Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A.(c)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended(d)

10.3	Plan and Agreement of Exchange between Citizens, Inc. and Combined Underwriters Life Insurance Company (e)

10.4	Plan and Agreement of Exchange between Citizens, Inc. and Lifeline Underwriters Life Insurance Company (f)

10.5	Plan and Agreement of Merger between Citizens, Inc., Citizens Acquisition, Inc. and Mid-American Alliance Corporation – See Appendix A(a)

10.6	Employment Agreement dated February 18, 2003 between Citizens, Inc. and Scott J. Engebritson(a)

11.0	Statement re: Computation of per share earnings(g)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

          * Filed herewith.

(a)	Filed with the Registrant’s Registration Statement on Form S-4, as amended, Registration No. 333-106128, filed with the Commission on June 13, 2003.

(b)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, filed with the Commission on May 2, 1995.

(c)	Filed as exhibit 10.8 with the Registration Statement on Form S-4, Sec File No. 333-1613, filed on or about November 14, 1996.

(d)	Filed as exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(e)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(f)	Filed as Appendix B with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(g)	See the Registrant’s financial statements filed under Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2002.

(B) Form 8-K Reports

(i)	Form 8-K filed on or about August 17, 2003, under Item 12 disclosing our second quarter earnings press release dated August 14, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

By:	/s/ Mark A. Oliver

Mark A. Oliver, FLMI President

By:	/s/ David J. Mehle

David J. Mehle Executive Vice President, Treasurer and CFO

Date: November 12, 2003

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation, as amended(a)

3.2	Bylaws(b)

10.1	Self-Administered Automatic Reinsurance Agreement – Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A.(c)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended(d)

10.3	Plan and Agreement of Exchange between Citizens, Inc. and Combined Underwriters Life Insurance Company (e)

10.4	Plan and Agreement of Exchange between Citizens, Inc. and Lifeline Underwriters Life Insurance Company (f)

10.5	Plan and Agreement of Merger between Citizens, Inc., Citizens Acquisition, Inc. and Mid-American Alliance Corporation – See Appendix A(a)

10.6	Employment Agreement dated February 18, 2003 between Citizens, Inc. and Scott J. Engebritson(a)

11.0	Statement re: Computation of per share earnings(g)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed with the Registrant’s Registration Statement on Form S-4, as amended, Registration No. 333-106128, filed with the Commission on June 13, 2003.

(b)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, filed with the Commission on May 2, 1995.

(c)	Filed as exhibit 10.8 with the Registration Statement on Form S-4, Sec File No. 333-1613, filed on or about November 14, 1996.

(d)	Filed as exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(e)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(f)	Filed as Appendix B with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(g)	See the Registrant’s financial statements filed under Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2002.