Form 10-K
period 2003-12-31
CITIZENS INC
filed 2004-03-15
CIK 24090

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ________

As of the Registrant's last business day of its most recently completed second fiscal quarter (June 30, 2003), the aggregate market value of the Class A voting stock held by non-affiliates of the Registrant was approximately $188,899,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates certain portions of the definitive proxy material of the Registrant in respect of its 2004 Annual Meeting of Shareholders.

        Number of shares of common stock outstanding as of March 1, 2004:
                               Class A: 34,935,419
                               Class B: 874,935

                                     PART I

ITEM 1. BUSINESS

      (a)   GENERAL DEVELOPMENT OF BUSINESS

            Citizens, Inc. (Citizens) operates primarily as an insurance holding company. We were incorporated in Colorado in 1977. We are a parent company that directly or indirectly owns 100% of 15 operating subsidiaries that are listed in the table below. Collectively, Citizens and its subsidiaries are referred to herein as the "Company", "we" or "us." Information concerning our subsidiaries follows.

                                                          YEAR                STATE OF                     BUSINESS
      SUBSIDIARY                                     INCORPORATED          INCORPORATION                   ACTIVITY
      ----------                                     ------------          -------------                   --------
      Alliance Insurance                                 2001                  Kentucky                Insurance agency
      Management, Inc. (AIM)

      Citizens Insurance Company of                      1968                  Colorado                  Life insurance
      America (CICA)

      Citizens USA Life Insurance                        1965                  Illinois                 Life insurance
      Company (CUSA)

      Combined Underwriters Life                         1986                   Texas                   Life insurance
      Insurance Company
      (Combined)

      Computing Technology, Inc.                         1965                  Colorado                 Data processing
      (CTI)

      First Alliance Corporation                         1993                  Kentucky                Insurance holding
      (First Alliance)                                                                                      company

      First Alliance Insurance Company (FAIC)            1994                  Kentucky                 Life insurance

                                                          YEAR                STATE OF                     BUSINESS
      SUBSIDIARY                                     INCORPORATED          INCORPORATION                   ACTIVITY
      ----------                                     ------------          -------------                   --------
      Funeral Homes of                                   1989                 Louisiana                  Funeral home
      America, Inc. (FHA)

      Insurance Investors, Inc. (III)                    1965                   Texas               Aircraft transportation

      KYWIDE Insurance                                   1997                  Kentucky                Insurance agency
      Management, Inc. (KYWIDE)

      Mid-American Alliance                              1996                  Missouri                Insurance holding
      Corporation (Mid-American)                                                                            company

      Mid-American Alliance                              1980                  Missouri                Insurance agency
      Insurance Agency, Inc.
      (MAAIA)

      Mid-American Associates                                                                          Insurance agency
      Agency, Inc. (MAAAI)                               2001                  Missouri

      Mid American Century Life                          1983                  Missouri                 Life insurance
      Insurance Company (MACLIC)

      Security Alliance Insurance                        1996                  Arkansas                 Life insurance
      Company (SAIC)

            Historically, our business has focused primarily on issuing ordinary whole life insurance products to overseas residents, and most of our revenues continue to be generated from this area. In addition, our U.S. operations consist of the sale of ordinary whole life insurance and limited benefit accident and health insurance products to middle-income Americans, as well as managing books of life insurance from insurance subsidiaries acquired over the past several years.

            We actively review acquisition opportunities for other U.S. life insurers, and we consider a variety of criteria when evaluating potential acquisition candidates, including:

                  -     the asset base and growth opportunities;

                  - insurance policy composition as well as persistency and profitability of the policies;

                  - the market location and demographics of the policyholder base;

                  -     opportunities to achieve economies of scale;

                  - the effect of the acquisition on book value and earnings per share;

                  -     resources required to integrate the operations; and

                  - the investment required for, and opportunity costs of, the acquisition.

            Our strategy in assimilating acquisitions is to emphasize revenue growth as well as continuously review the operations of the acquired entities and streamline operations where feasible. The following are our acquisitions in the last five years, all of which we acquired using our Class A common stock as the sole consideration.

            On January 26, 1999, we issued 609,269 shares of our Class A common stock in a purchase transaction to acquire Insurance Investors and Holding Co. of Springfield, Illinois, parent of Excalibur Insurance Corporation

            On March 19, 2002, we issued approximately 753,000 shares of our Class A common stock to acquire Combined and approximately 305,000 shares of our Class A common stock to acquire Lifeline. The aggregate market value of the consideration was approximately $12.0 million.

            On February 18, 2003, we issued approximately 2.6 million shares of our Class A common stock to acquire First Alliance. The aggregate market value of the consideration was approximately $17.2 million.

            On November 18, 2003, we issued approximately 775,000 shares of our Class A common stock to acquire Mid-American. The aggregate market value of the consideration was approximately $7.2 million.

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

            We make available, free of charge, through our Internet website (http://www.citizensinc.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 reports filed by officers and directors, news releases, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

      (b)   FINANCIAL INFORMATION REGARDING THE INSURANCE BUSINESS

            Through several of our subsidiaries, we operate principally in three business segments: offering selected lines of individual life insurance policies in the United States, offering selected lines of accident and health (A&H) insurance policies in the U.S. and the acceptance of applications from foreign nationals and overseas residents for the consideration of the issuance of individual ordinary whole life insurance around the world. Except for certain insignificant operations, we do not, and have no present intention to, engage in any non-insurance related business. The following tables set forth certain statistical information on the basis of accounting principles generally accepted in the United States of America (U.S. GAAP) concerning our operations for each of the five years ended December 31, 2003.

                                     TABLE I

            The following table sets forth (i) life insurance in-force and (ii) mean life insurance in-force.

                                       IN-FORCE                                    MEAN LIFE
                                      BEGINNING              IN-FORCE              INSURANCE
                                       OF YEAR             END OF YEAR              IN-FORCE
                                       (a) (b)               (a) (b)                (a) (b)
                                      ----------            ----------            ----------
                      2003            $2,408,004            $2,920,533            $2,664,269
                      2002             2,416,610             2,408,004             2,412,307
                      2001             2,240,523             2,416,610             2,328,567
                      2000             2,197,844             2,240,523             2,219,184
                      1999             2,340,744             2,197,844             2,269,294

                  (a)   Dollars in thousands.

                  (b) Before assuming and ceding reinsurance from/to reinsurers.

Improved persistency in 2001 combined with increased sale of new policies in 2000 and 2001 contributed to the growth in insurance in-force during 2000 and 2001. Increased surrender activity during 2002 related to the uncertain economic climate in several Latin American countries contributed to the decline in insurance in-force. Increased issuance of new policies coupled with acquisitions contributed to the growth in insurance in-force in 2003.

                                    TABLE II

The following table sets forth (i) the ratio of lapses and surrenders to mean life insurance in-force and (ii) life reinsurance ceded.

                                               RATIO OF             REINSURANCE CEDED
                                              LAPSES AND     -----------------------------------
                                              SURRENDERS        AMOUNT              REINSURANCE
                           LAPSES AND          TO MEAN            OF                  PREMIUM
                         SURRENDERS (a)        IN-FORCE      REINSURANCE (a)         CEDED (b)
                         --------------       ----------     ---------------        ------------
            2003            $217,888              8.2%          $301,366            $1,793,912
            2002             177,227              7.3            152,103             2,212,715
            2001             113,482              4.9            206,386             2,312,232
            2000             112,676              5.1            272,150             2,494,798
            1999             115,018              5.1            278,689             2,539,155

      (a)   Dollars in thousands.

      (b) Approximately 95 percent of the reinsurance is yearly renewable term insurance, with the remainder being coinsurance. Premiums reflect both life and accident and health business.

Lapsation and surrender activity attributed to policyholders of First Alliance and Mid-American, two companies we acquired in 2003, contributed approximately $39,627,000 to the increase in 2003 lapses and surrenders. As described above, the uncertain economic climate in several Latin American countries contributed to the increased lapsation and surrender activity in 2002. The decline in ceded premium in 2001 and 2002 related to an increase in our retention from $75,000 to $100,000. The decline in ceded premium in 2003 is related to the termination of a substantial portion of the major medical business acquired with the acquisitions of Combined and Lifeline.

                                    TABLE III

The following table sets forth information with respect to total insurance premiums.

                          ORDINARY            ANNUITY &                           ACCIDENT
                          LIFE (a)         UNIVERSAL LIFE      GROUP LIFE       & HEALTH (a)            TOTAL
                          --------         --------------      ----------       ------------            -----
            2003        $60,395,058          $2,383,768         $463,629         $14,784,958        $78,027,413
            2002         54,033,409             283,185          420,321          13,473,966         68,210,881
            2001         48,142,397             216,905          543,792           5,059,843         53,962,937
            2000         45,892,621             228,479           95,068           7,235,685         53,451,853
            1999         47,687,414             261,880          484,746          10,886,317         59,320,357

      (a)   After deduction for reinsurance ceded.

In 2000, new life revenues increased, but overall life premium declined due to the lower level of new issues in previous years coupled with the surrender activity shown in Table II above. Additionally, the non-renewal of certain major medical policies affected total premium income for 2000 and 2001. The 2002 increase in accident and health premiums is attributable to the acquisition of Combined and Lifeline. The 2003 premium increase is related to increased new life revenues and the acquisitions of First Alliance and Mid-American.

                                    TABLE IV

The following table sets forth information relating to the ratio of underwriting and other expenses to insurance revenues.

                                                                             COMMISSIONS, UNDERWRITING
                                                                              AND OPERATING EXPENSES,
                                                                             POLICY RESERVE INCREASES,
                                         COMMISSIONS, UNDERWRITING           POLICYHOLDER BENEFITS AND
                                           AND OPERATING EXPENSES           DIVIDENDS TO POLICYHOLDERS
                                         -------------------------         ----------------------------
                           INSURANCE                      RATIO TO                             RATIO TO
                           PREMIUMS                      INSURANCE                            INSURANCE
                            (a)(b)       AMOUNT(b)        PREMIUMS         AMOUNT(b)           PREMIUMS
                           ---------     ---------       ---------         ---------          ---------
            2003            $78,027       $37,194            47.7%          $89,455              114.7%
            2002             68,211        31,403            46.0            79,320              116.3
            2001             53,963        24,080            44.6            63,253              117.2
            2000             53,452        22,551            42.2            63,693              119.2
            1999             59,320        22,563            38.0            68,043              114.7

      (a)   After premiums ceded to reinsurers.

      (b)   Dollars in thousands.

During 2000, accident and health premiums and claims decreased as discussed above due to the cancellation of major portions of our group dental and major medical business; however, due to the costs associated with the creation of a U.S. ordinary life sales program and the administrative costs of managing the run-off of the cancelled accident and health business, the ratio of expenses to premiums increased. During 2001, a decrease in lapses and surrenders combined with a decrease in accident and health claims offset increased commissions and administration expenses, resulting in a decrease in the ratio of benefits to premiums and an increase in the ratio of expenses to premiums. During 2002, increased new life revenues and increased accident and health premiums attributable to the acquisition of Combined and Lifeline resulted in decreases in the ratio of benefits to premiums; however, the expenses associated with conversion efforts and the administration of the accident and health business increased the ratio of expenses to premiums. During 2003, increased new life revenues from new business and the acquisitions of First Alliance and Mid-American resulted in decreases in the ratio of benefits; however, the expenses of these two acquisitions resulted in increases in the ratios of expenses to premiums.

                                     TABLE V

The following table sets forth changes in the face amount of new life insurance business produced between participating and non-participating policies.

                                                     PARTICIPATING                  NONPARTICIPATING
                           TOTAL NEW           -------------------------         ---------------------
                          BUSINESS (a)         AMOUNT (a)        PERCENT         AMOUNT (a)    PERCENT
                          ------------         ----------        -------         ----------    -------
            2003            $433,697            266,303           61.4%          167,394         38.6%
            2002             410,352            265,476           64.7           144,876         35.3
            2001             346,132            235,847           68.1           110,285         31.9
            2000             327,753            217,303           66.3           110,450         33.7
            1999             287,238            180,800           62.9           106,438         37.1

      (a)   Dollars in thousands.

During 2000 and 2001, the percentage of participating new business grew due to the mix of products issued. During 2003, the acquisitions of First Alliance and Mid-American contributed to the increase in non-participating new business.

                                    TABLE VI

The following table sets forth changes in the face amount of new life insurance business issued according to policy types.

                                           WHOLE LIFE
                                          AND ENDOWMENT                       TERM                           CREDIT
               TOTAL NEW           --------------------------      -------------------------       -------------------------
              BUSINESS (a)         AMOUNT (a)         PERCENT      AMOUNT (a)        PERCENT       AMOUNT (a)        PERCENT
              ------------         ----------         -------      ----------        -------       ----------        -------
2003            $433,697            $297,280            68.5%       $76,637            17.7%        $59,780            13.8%
2002             410,352             289,976            70.7         80,342            19.5          40,034             9.8
2001             346,132             238,765            69.0         71,900            20.8          35,467            10.2
2000             327,753             220,691            67.3         56,747            17.3          50,315            15.4
1999             287,238             183,726            64.0         43,607            15.2          59,905            20.8

(a)   Dollars in thousands.

In 2000, new life business, measured in paid annualized premiums, increased 21.4%. In 2001, new life business increased 14.9%. In 2002, such business increased 17.7% due to acquisitions and internal growth, while in 2003 the increase was 2.9%. The 2003 growth was slowed by the economic downturn in several Latin American countries.

                                   TABLE VII

The following table sets forth deferred policy acquisition costs capitalized and amortized compared to new life insurance business issued.

                                                         DEFERRED POLICY
                               TOTAL NEW                ACQUISITION COSTS
                               BUSINESS        -------------------------------------
                              ISSUED (a)       CAPITALIZED (a)         AMORTIZED (a)
                              ----------       ---------------         -------------
            2003               $433,697            $16,558               $11,807
            2002                410,352             14,423                10,039
            2001                346,132             11,112                 8,568
            2000                327,753             10,056                 8,522
            1999                287,238              9,287                10,029

      (a)   Dollars in thousands.

Amortization expense in 1999, 2002 and 2003 increased due to higher surrender activity while the decreases in 2001 and 2000 were due to improved persistency. The increase in capitalized costs since 1999 is related to the increase in new business issued.

                                   TABLE VIII

The following table sets forth net investment income from our investment portfolio.

                                                                                    RATIO OF NET
                                                                                 INVESTMENT INCOME
                                 MEAN AMOUNT OF          NET INVESTMENT            TO MEAN AMOUNT
                                INVESTED ASSETS            INCOME (a)          OF INVESTED ASSETS (a)
                                ---------------            ----------          ----------------------
                  2003            $250,598,366            $14,322,275                    5.7%
                  2002             216,352,206             14,251,907                    6.6
                  2001             200,449,569             13,296,481                    6.6
                  2000             184,270,944             12,550,754                    6.8
                  1999             175,305,342             11,636,904                    6.6

      (a) Does not include realized and unrealized gains and losses on investments.

During 2000, we terminated our outside investment manager and changed the mix of new investments, resulting in improved performance for the year. During 2001, the significant decrease in yields in the bond market caused the return on invested assets to drop slightly. During 2002 we were able to maintain our investment yield by continuing to place less emphasis on government guaranteed pass-through instruments and more emphasis on investments in callable instruments issued by U.S. Government agencies. During 2003, the low interest rates available on newly invested money relative to prior years and the significant call activity on the bonds owned negatively impacted our net investment income compared to prior years.

      (c)         NARRATIVE DESCRIPTION OF BUSINESS

            (i)   BUSINESS OF CITIZENS

                  Our principal business is that of a life insurance holding company. Through our subsidiaries, we offer life and accident and health insurance. Additionally, we provide management services to our subsidiaries and other companies who may contract with us for our services, under management services agreements. At December 31, 2003, we had approximately 120 full time equivalent employees. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

            (ii)  BUSINESS OF CICA

                  CICA is our primary insurance subsidiary and 78% of our revenues are derived from its operations. Historically, CICA's revenues have been from life insurance premiums and investment income. CICA is a Colorado-domiciled life insurance company that makes available ordinary whole-life products to high net worth foreign nationals through contracts with overseas marketing organizations. Additionally, it offers specialty individual accident and health policies, and credit life insurance policies, as well as ordinary whole life insurance products, to U.S. residents. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

                  During the year ended December 31, 2003, 91.9% of CICA's premium income was attributable to life, endowment and term insurance, 7.6% to accident and health insurance, and .5% to individual annuities. During the year ended December 31, 2002, 92.1% of CICA's premium income was attributable to life, endowment and term insurance, 7.4% to accident and health insurance, and 0.5% to individual annuities. Of the life policies in force at December 31, 2003 and 2002, 45.8% and 43.0%, respectively, were non-participating and 54.2% and 57.0%, respectively, were participating.

                  CICA has created a United States marketing program focused on the sale of ordinary whole life products to middle income families. Sales to date have been insignificant. We intend to expand sales efforts to other states in which CICA is licensed and believe that our recent acquisitions should augment this program.

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

                  On life policies, CICA's maximum coverage on any one life is not limited. However, CICA reinsures the amount of coverage, which is in excess of its retention policy. See "Business of CICA - Reinsurance." CICA does not accept substandard risks above Table 6 (generally policyholders who cannot qualify for standard ordinary insurance because of past medical history).

                  At December 31, 2003, CICA has $30.8 million of insurance in-force on individuals that are classified as substandard risks, the majority of such business having been acquired in the purchase of other companies. Management believes the exposure to loss as a result of insuring these individuals is minimal, since the premiums are increased to cover the nature of the risk, additional reserves are established, and the amount of this insurance represents approximately 1.0% of the total insurance in-force.

                  GEOGRAPHICAL DISTRIBUTION OF BUSINESS

                  CICA makes available ordinary whole-life insurance products to residents of foreign countries worldwide. Premium income from non-U.S. residents accounted for approximately 86.2%, 84.5% and 82.4% of total CICA premiums for the years ended December 31, 2003, 2002 and 2001, respectively.

                  Areas representing more than 10% of CICA's total premiums for the years ended December 31, 2003, 2002 and 2001 were:
                  Argentina - 15.3%, 19.4% and 23.3%; Colombia - 26.3%, 25.1%
                  and 21.9%; and Uruguay - 6.8%, 8.0% and 10.2%, respectively.

                  The following table sets forth the composition of CICA's total yearly premium income by geographic area for the years indicated.

                             AREA                 2003         2002       2001
                             ----                 ----         ----       ----
                      Oklahoma                     3.1%         3.5%       4.6%
                      Texas                        3.7%         4.9%       4.2%
                      Mississippi                  2.8%         3.0%       4.0%
                      Louisiana                    1.0%          .9%       1.1%
                      All Other States             3.2%         3.2%       3.7%
                      Foreign                     86.2%        84.5%      82.4%

                  The whole life policies issued by CICA on residents of foreign countries have an average face amount of approximately $66,000 and are issued primarily to individuals in the top 5% of the population in terms of household income. CICA has neither offices nor employees overseas. It accepts applications for international insurance policies submitted by several outside marketing firms and consultants in these markets with whom CICA has non-exclusive contracts. These firms and consultants specialize in marketing life insurance products to citizens of foreign countries and have many years of experience marketing life insurance products. The outside firms provide recruitment, training and supervision of their managers and associates in the placement of dollar-denominated life insurance products; however, all associates of these firms contract directly with CICA and receive their compensation from CICA. Accordingly, should the arrangement between any outside marketing firm and CICA be canceled for any reason, CICA believes it could continue suitable marketing arrangements with the associates of the outside firms without appreciable loss of present and future sales, as it has done in the past. There is, however, always a risk that sales could decrease. CICA's standard agreement with individual consultants provides that the consultant is the representative of the prospective insured. CICA's standard contract with outside marketing firms provides that the firm has the responsibility for recruiting and training its associates and is responsible for all of its overhead costs including the expense of contests and awards. These firms guarantee any debts of their marketers and their associates. In consideration for the services rendered, the marketing firms receive a fee on all new policies placed by them or their associates. See "Business of CICA - Commissions." CICA's contracts with both outside marketing firms and consultants provide that any party may terminate the contracts for various causes at any time or upon 30 days' notice.

                  At present, CICA is dependent on the non-U.S. markets for a large percentage of its new life insurance business. As a result of the foreign markets, CICA is subjected to potential risks with regard to the continued ability to write such business should adverse events occur in the countries from which CICA receives applications. These potential risks include lapses of policies if funds that flow out of such countries were to become restricted. Based on more than 35 years experience in the marketplace in which CICA competes, management believes such risks are not material. The Company maintains no assets outside the U.S. and requires all premiums to be paid in the U.S. with U.S. dollars via drafts drawn on banks in the U.S.; therefore, it is not subject to currency devaluation or foreign appropriation. Management believes that many of the inherent risks in foreign countries, such as political instability, hyperinflation and economic disruptions, tend to improve rather than hurt CICA's business because it encourages individuals to convert assets out of local currencies to the more stable U.S. dollar.

            MARKETING OPERATIONS

            CICA holds licenses to do business in 15 states and accepts applications for consideration from any foreign country. CICA's marketing operations are conducted by outside consultants, with 3,778 individuals contracted at December 31, 2003 and 2,445 individuals contracted at December 31, 2002 and 1,838 at December 31, 2001.

            COMMISSIONS

            CICA's marketing associates are independent contractors, responsible for their respective expenses, and are compensated based on a percentage of premiums. Percentage amounts paid to insurance associates on individual term, annuity and accident and health insurance are substantially less than the levels paid for individual ordinary life insurance. With respect to CICA's contracts with outside marketing consultants, these firms receive overriding first year and renewal commissions on business written by associates under their supervision, and all marketing expenses related thereto, except conventions, are included in the above percentages.

            RESERVES

            CICA establishes actuarial reserves as liabilities to meet obligations on all outstanding policies. Reserves and deferred acquisition costs are prepared in conformity with the American Academy of Actuaries Committee on Financial Reporting Principles and U.S. GAAP. In determining such reserves CICA used the 1955 to 1960, 1965 to 1970, and 1975 to 1980 Select and Ultimate Mortality Tables with interest rates at 4% or in a range graded from 9% to 5% with recent issues reserved at 7% graded to 6 1/2%. Withdrawal assumptions are based primarily on actual historical experience. Statutory reserves are used for paid-up life business. Claims reserves include an amount equal to the expected benefit to be paid on reported claims in addition to an estimate of claims that are incurred but not reported based on actual historical experience. CICA engaged an outside consulting actuary to assist in the calculation of its reserves prepared in accordance with U.S. GAAP.

            REINSURANCE

            CICA assumes and cedes insurance with other insurers, reinsurers and members of various reinsurance pools. Reinsurance arrangements are utilized to provide greater diversification of risk and minimize exposure on larger risks.

            (a)   INSURANCE CEDED

            CICA retains up to $100,000 of risk on any one person. As of December 31, 2003, the aggregate amount of life insurance ceded amounted to $171,992,000, or 5.6%, of total direct and assumed life insurance in-force, and was $141,549,000 or 5.3% in 2002. CICA is contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations reinsured.

            As of December 31, 2003, CICA had in effect automatic reinsurance agreements with reinsurers that provide for cessions of ordinary insurance from CICA. These treaties provide for both automatic and facultative reinsurance of standard and substandard risks ceded to them by CICA for life, accident and health and supplemental benefits above CICA's retention limit on a yearly renewable term, or coinsurance basis. Automatic cession means that so long as the risk is within the limits of the reinsurance agreement the reinsurer must assume the risk. Facultative cases are subject to specific underwriting approval of the reinsurer.

            Over the past two years, treaties with Employers Reassurance (ERC), American United Life Insurance Company (AUL) and Businessmen's Assurance (BMA) were used by CICA for its international business. The treaties were structured in such a way as to allow CICA to "self administer" the cessions on a reduced cost basis.

            The ERC and BMA agreements provide that for risks reinsured in specified countries, 70% of each risk in excess of CICA's retention will be ceded to ERC and 30% to BMA. The AUL agreement provides that on risks reinsured in specified countries, 100% of the risk in excess of CICA's retention was ceded to AUL. CICA paid premiums to ERC, BMA and AUL on an annual basis.

            The cessions were on a yearly renewable term basis and were automatic over CICA's retention up to $280,000 for ERC, $120,000 for BMA and $400,000 for AUL, after which the reinsurance is subject to a facultative review by the reinsurers. At December 31, 2003, CICA had ceded $67,693,000 in face amount of insurance to ERC, $28,086,000 to Riunione Adriatica di Sicurta of Italy, a predecessor to AUL, $20,919,000 to BMA and $29,494,000 to AUL under these agreements.

            In late 2002, AUL notified CICA that it would no longer be accepting new reinsurance business effective January 1, 2003, as a result of being purchased by ERC, which is owned by General Electric. Subsequently, ERC indicated a desire to withdraw from the international reinsurance market because of a decision on the part of its new parent.

            A pool of two reinsurers was thereafter created to replace BMA, ERC and AUL. Worldwide Reassurance of England (Worldwide) received 55% of the reinsurance pool of all countries. Converium, of Germany, was given 45% of the reinsurance pool. At December 31, 2003, CICA had ceded $11,268,000 in face amount to Worldwide and $9,215,000 to Converium. The former reinsurers retain their risk on business previously ceded.

            Worldwide and Converium are unauthorized reinsurers in the state of Colorado. However, they have each agreed to provide a letter of credit issued by a U.S. Bank in the amount of any liabilities they may incur under the reinsurance agreements with CICA in the event that a reinsurance credit is significant. There were no such significant credits as of December 31, 2003.

            In addition, a reinsurance treaty with Swiss Re Life & Health America, Inc. (Swiss Re) covers all of CICA's accidental death insurance supplementing its life insurance policies. These cessions are on a yearly renewable term basis and occur automatically if total accidental death benefits known to CICA are less than $250,000 or otherwise on a facultative review basis. At December 31, 2003, CICA had ceded $1.3 billion in face amount of business to Swiss Re under this treaty.

            CICA monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties. The primary reinsurers of CICA are large, well capitalized entities.

                  (b)   INSURANCE ASSUMED

            At December 31, 2003, CICA had in-force reinsurance assumed as follows:

                                                                       TYPE OF            AMOUNT
                                                                       BUSINESS         IN-FORCE AT
               NAME OF COMPANY                   LOCATION              ASSUMED          END OF YEAR
               ---------------                  --------               --------         -----------
               Prudential Insurance               Newark,
               Company (Prudential)             New Jersey             Group Life       $485,038,000

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

            INVESTMENTS

            State insurance statutes prescribe the quality and percentage of the various types of investments which may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate and mortgage loans within certain specified percentages. CICA's invested assets at December 31, 2003 were distributed as follows: 90.0% in fixed maturities, 0.2% in mortgage loans, 9.7% in policy loans and 0.1% in other long-term investments. CICA did not foreclose on any mortgage loans in 2003. The investment policy of CICA is consistent with the provisions of the Colorado Insurance Code.

            At December 31, 2003, 97.4% of CICA's investments in fixed maturities were comprised of U.S. Treasury securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage-backed securities, compared to 92.1% at December 31, 2002. Of these mortgage-backed securities, all were guaranteed by U.S. government agencies or corporations that are backed by the full faith and credit of the U.S. government or that bear the implied full faith and credit of the U.S. government.

            REGULATION

            Our insurance company subsidiaries are subject to regulation and supervision by the insurance department of each state or other jurisdiction in which it is licensed to do business. These departments have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of marketing persons, the approval of policy forms, the advertising and solicitation of insurance, the form and content of mandatory financial statements, the reserve requirements, and the type of investments which may be made. Our insurance subsidiaries are required to file detailed annual reports with each such insurance department, and their books and records are subject to examination at any time. In accordance with state laws and the rules and practices of the National Association of Insurance Commissioners, our insurance subsidiaries are examined periodically by examiners of their domiciliary states and by representatives (on an "association" or "zone" basis) of the other states in which they are licensed to do business. An examination of CICA was concluded in 2003 for the five years ended December 31, 2001, by a statutory examination accounting firm under contract with and supervision by the Colorado Division of Insurance. The examination noted no substantive findings, but made suggestions on a few minor housekeeping matters. An independent public accounting firm audits CICA annually.

            Various states, including Colorado, have enacted "Insurance Holding Company" legislation, which requires the registration and periodic reporting by insurance companies that control, or are controlled by, other corporations or persons. Under most of such legislation, control is presumed to exist with the ownership of ten percent or more of an insurance company's voting securities. We are subject to such regulation and have registered under such statutes as a member of an "insurance holding company system." The legislation typically requires periodic disclosure concerning the transactions between the registered insurer, the ultimate controlling party, and all affiliates and subsidiaries of the ultimate controlling party, and in many instances requires prior approval of intercorporate transfers of assets (including in some instances payment of dividends by the insurance subsidiary) within the holding company system.

            Since we do not physically conduct business in countries outside the U.S. but rather accept applications for consideration from overseas marketers, we are not subject to regulation in countries where most of our insureds are residents. We view the prospect of such regulation as unlikely because obtaining insurance through application by mail outside of one's country is a common practice in many foreign countries, particularly those where CICA's insureds reside.

            COMPETITION

            The life insurance business is highly competitive, and we compete with a large number of stock and mutual life companies both internationally and domestically as well as from financial institutions which offer insurance products. We compete with 1,500 to 2,000 other life insurance companies in the United States, some of which we also compete with internationally. We believe that our premium rates and policies are generally competitive with those of other life insurance companies selling similar types of ordinary whole-life insurance, many of which are larger than we are.

            A large percentage of our first year and renewal life insurance premium income comes from the international market. See "Business of CICA - Geographical Distribution of Business." Given the significance of our international business, the variety of markets in which we make ordinary whole-life insurance available and the impact that economic changes have on these foreign markets, it is not possible to ascertain our competitive position. We face offshore competition from numerous American life insurance companies that also sell U.S. dollar denominated policies to non-U.S. citizens, with no one company being dominant in the market. Some companies may be deemed to have a competitive advantage due to histories of successful operations and large agency forces. Management believes that its experience, combined with the special features of its unique policies, allows us to compete effectively in pursuing new business.

            Our international marketing plan stresses making available dollar-denominated whole life, cash value build-up, insurance products to high net worth individuals residing in foreign countries and the sale of individual, cash value whole life and supplemental accident and health products to United States residents.

            We compete indirectly with non-U.S. companies, particularly with respect to Latin American companies. Since our premiums must be paid in U.S. dollars drawn on U.S. banks, and we pay claims in U.S. dollars, we have a different clientele and product than foreign-domiciled companies. Our products are usually acquired by persons in the top 5% of income of their respective countries. The policies sold by foreign companies are offered broadly and are priced based on the mortality of the entire populace of the respective geographic region. Because of the predominance of lower incomes in most of these countries, the mortality experience tends to be very high on the average, causing mortality charges that are considered unreasonable based on the life mortality experience of the upper five percent of income of the population.

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

            With respect to our block of accident and health insurance we compete with many insurance companies as well as with voluntary and government-sponsored plans for meeting hospitalization and medical expenses such as Blue Cross/Blue Shield, "Medicare" and "Medicaid." Future expansion of such programs or the establishment of additional government health programs could adversely affect the future of our accident and health insurance business, most of which we acquired in the acquisition of other companies. However, we plan to exit the accident and health business during 2004 through the cession of our in-force business to another carrier.

            (iii) BUSINESS OF COMBINED

            Combined is a Texas-domiciled life and accident and health insurer offering life and accident and health products primarily to residents of the Southern United States. During 2003, Lifeline was merged into Combined. Combined is licensed in the states of Alabama, Arizona, Arkansas, Florida, Louisiana, Mississippi, Missouri, Montana, New Mexico, Oklahoma, Texas and Virginia. The majority of Combined's business is concentrated in Texas (64.6%), Oklahoma (21.5%) and Louisiana (5.8%). At December 31, 2003 Combined had assets of $28.1 million and 2003 revenues of $13.4 million. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

            As of December 31, 2003, Combined had $80,857,000 of life insurance in force, of which $8,289,000 was reinsured. The maximum retention on any one life is $30,000. All of the accidental death benefit coverage is reinsured. As of December 31, 2003, Combined also had $10,212,815 (in premiums) of accident and health insurance in force (including $444,253 of group business).

            Combined operates as a stipulated premium company under Texas law. Life and accident and health policies are primarily sold by licensed, independent general agents. In addition, individuals may also be issued licenses to act as an agent and sell only life insurance not to exceed $15,000 on any one life after receiving certification from Combined that the individual has completed a course of study and a written examination. None of these agents or individuals licensed to act as an agent has underwriting authority. The commissions paid are believed by management to be competitive with commissions paid by other life and accident and health insurance companies in the states in which Combined is licensed to operate. Combined is aware that there is considerable competition for obtaining qualified agents and that it competes with well-established insurance companies for agents to sell its policies. Combined also recruits and trains agents from among persons who are not now engaged in the selling of life and accident and health insurance.

            During 2003, 92.6% of Combined's premium income was from accident and health business and 7.4% was from life business.

            INVESTMENTS

            The investments of Combined are limited as to type and amount by the Texas insurance laws designed to insure prudent investment policies. The investment of capital, paid-in and operating surplus and other funds of insurers organized under the laws of the State of Texas is specified by the Texas Insurance Code. These statutes include general and specific limitations on investments, records of investments and other matters. The Texas insurance law regulating investments and other aspects of the management of insurance companies is designed primarily for the protection of the policyholders rather than investors.

            The administration of Combined's investment portfolio is handled by management, with all trades approved by a committee of its Board of Directors. The guidelines used require that bonds, both government and corporate, are of high quality and comprise a majority of the investment portfolio. The assets selected are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for Combined to meet its policyholder obligations. The type, quality and mix are designed to allow Combined to compete in the life insurance and accident and health marketplace and to provide appropriate interest margins.

            Of Combined's investments at December 31, 2003, 99.4% were in bonds with the remaining .6% invested in preferred stocks. With respect to the invested bonds, 88.6% were invested in U.S. Treasury securities and obligations of U.S. Government corporations and agencies with the remaining 11.4% invested in corporate securities.

            REINSURANCE

            As is customary among insurance companies, Combined reinsures with other companies portions of the life and accident and health insurance risks it will underwrite. The primary purpose of reinsurance agreements is to enable an insurance company to reduce the amount of risk on any particular policy and, by reinsuring the amount exceeding the maximum amount the insurance company is willing to retain, to write policies in amounts larger than it could without such agreements. Even though a portion of the risk may be reinsured, Combined remains liable to perform all the obligations imposed by the policies issued by it and is liable if its reinsurer should be unable to meet its obligation under the reinsurance agreements. Combined's life insurance is being ceded through reinsurance agreements with Generali USA Reinsurance Company (Generali), Kansas City, Missouri. At December 31, 2003, Combined had ceded $8,289,000 in face amount to Generali.

            RESERVES

            Combined establishes actuarial reserves as liabilities to meet obligations on all outstanding policies. Reserves and deferred acquisition costs are prepared in conformity with the American Academy of Actuaries Committee on Financial Reporting Principles and U.S. GAAP. In determining such reserves Combined used the 1975 to 1980 Select and Ultimate Mortality Tables with interest rates at 6%. Withdrawal assumptions are based primarily on actual historical experience. Statutory reserves are used for paid-up life business. Claims reserves include an amount equal to the expected benefit to be paid on reported claims in addition to an estimate of claims that are incurred but not reported based on actual historical experience. Combined engaged an outside consulting actuary to assist in the calculation of its reserves prepared in accordance with U.S. GAAP.

            (iv) BUSINESS OF CUSA, FAIC, MACLIC AND SAIC

            In addition to the domestic life business of CICA, the remaining domestic life operations originate from CUSA, First Alliance, MACLIC and SAIC.

            CUSA is an Illinois domiciled life insurer admitted to do business in four states. During 2003, Excalibur Insurance Corporation was merged into Central Investors Life Insurance Company of Illinois and the merged company was renamed Citizens USA Life Insurance Company
            (CUSA). At December 31, 2003, CUSA has assets of $6.9 million and annual revenues of $380,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements. As of December 31, 2003, CUSA had $4,112,000 in life insurance in force, of which $1,155,000 was reinsured. During 2004, management plans to begin marketing ordinary whole life insurance to residents of Illinois and Indiana.

            FAIC is a Kentucky domiciled life insurer admitted to do business in six states. It was acquired in connection with the Company's February 18, 2003 acquisition of First Alliance. At December 31, 2003, FAIC had assets of $22.0 million and revenues since being acquired on February 18, 2003 of $5.6 million. All intercompany fees and expenses have been eliminated in the consolidated financial statements. As of December 31, 2003, FAIC had $152,396,000 of life insurance in force, of which $50,147,000 was reinsured.

            MACLIC is a Missouri domiciled life insurer admitted to do business in two states. It was acquired in connection with the Company's November 18, 2003 acquisition of Mid-American. At December 31, 2003, MACLIC had assets of $8.5 million and revenues since being acquired on November 18, 2003 of approximately $415,000. MACLIC offers ordinary whole life insurance policies with annuity riders to residents of Missouri through a captive marketing force. During 2003, approximately $1.5 million of new life insurance premiums were submitted. All intercompany fees and expenses have been eliminated in the consolidated financial statements. As of December 31, 2003, MACLIC had $78,135,000 of life insurance in force, of which $28,734,000 was reinsured.

            SAIC is an Arkansas domiciled life insurer admitted to do business in Arkansas. It was also acquired in connection with the Company's November 18, 2003 acquisition of Mid-American. At December 31, 2003, SAIC had assets of approximately $385,000 and revenues since being acquired on November 18, 2003 of $2,400. All intercompany fees and expenses have been eliminated in the consolidated financial statements. As of December 31, 2003, SAIC had $1,077,000 of life insurance in force, of which $627,000 was reinsured. Mid-American's Board of Directors had granted an Arkansas holding company an option to acquire SAIC for $250,000 prior to the acquisition by Citizens. The option expired on March 1, 2004 without being exercised.

            CUSA, FAIC, MACLIC and SAIC all operate as life insurance companies under the laws of their respective states of domicile. Life policies are sold by licensed general agents of these companies. No agent has underwriting authority. The commissions paid are believed by management to be competitive with commissions paid by other life insurance companies in the states in which CUSA, FAIC, MACLIC and SAIC are licensed to operate. There is considerable competition for obtaining qualified agents and these companies compete with other well-established insurance companies for agents to sell their policies.

            INVESTMENTS

            CUSA, FAIC, MACLIC and SAIC invest and reinvest certain of their reserves and other funds. The investments of these companies are limited as to type and amount by the insurance laws of their state of domicile, which are designed to insure prudent investment policies.

            The investment of capital, paid-in and operating surplus and other funds of insurers organized under the laws of the state of domicile of CUSA, FAIC, MACLIC and SAIC is specified by the insurance laws of those states. These statutes generally include general and specific limitations on investments, records of investments and other matters. The insurance law of these states regulating investments and other aspects of the management of insurance companies is designed primarily for the protection of the policyholders rather than investors.

            The administration of the investment portfolios of CUSA, FAIC, MACLIC and SAIC is handled by management, with all trades approved by a committee of their respective Boards of Directors. The guidelines used require that bonds, both government and corporate, are of high quality and comprise a majority of the investment portfolio. The assets selected are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for CUSA, FAIC, MACLIC and SAIC to meet its policyholder obligations. The type, quality and mix will allow these companies to compete in the life insurance marketplace and to provide appropriate interest margins.

            Of CUSA's investments at December 31, 2003, 99.2% were in bonds, with the remaining .8% invested in preferred stocks. With respect to the invested bonds, 96.3% were invested in U. S. Treasury securities and obligations of U. S. Government corporations and agencies, with the remaining 3.7% invested in corporate securities.

            Of FAIC's investments at December 31, 2003, 94.9% were in bonds, with the remaining 5.1% invested in common stocks. With respect to the invested bonds, 91.4% were invested in U. S. Treasury securities and obligations of U. S. Government corporations and agencies, with the remaining 8.6% invested in corporate securities.

            All of MACLIC's investments at December 31, 2003 were in bonds. With respect to the invested bonds, 37.2% were invested in U. S. Treasury securities and obligations of U. S. Government corporations and agencies, with the remaining 62.8% invested in public utilities and corporate securities.

            The invested assets of SAIC at December 31, 2003 were invested in bonds. With respect to the invested bonds, 29.5% were invested in U.
            S. Treasury securities and obligations of U. S. Government corporations and agencies, with the remaining 70.5% invested in corporate and political subdivisions securities.

            REINSURANCE

            As is customary among insurance companies, CUSA, FAIC, MACLIC and SAIC reinsure with other companies portions of the life insurance risks they underwrite. The primary purpose of reinsurance agreements is to enable an insurance company to reduce the amount of risk on any particular policy and, by reinsuring the amount exceeding the maximum amount the insurance company is willing to retain, to write policies in amounts larger than it could without such agreements. Even though a portion of the risk may be reinsured, the company remains liable to perform all the obligations imposed by the policies issued by it and is liable if its reinsurer should be unable to meet its obligation under the reinsurance agreements.

            RESERVES

            CUSA, FAIC, MACLIC and SAIC establish actuarial reserves as liabilities to meet obligations on all outstanding policies. Reserves and deferred acquisition costs are prepared in conformity with the American Academy of Actuaries Committee on Financial Reporting Principles and accounting principles generally accepted in the United States of America. In determining such reserves, they used the 1975 to 1980 Select and Ultimate Mortality Tables with interest rates at 6%. Withdrawal assumptions are based primarily on actual historical experience. Statutory reserves are used for paid-up life business. Claims reserves include an amount equal to the expected benefit to be paid on reported claims, in addition to an estimate of claims that are incurred but not reported based on actual historical experience. The companies engaged an outside consulting actuary to assist in the calculation of its reserves prepared in accordance with Accounting Principles Generally Accepted in the United States of America.

            (v) BUSINESS OF CTI

            CTI is a wholly owned subsidiary of CICA and engages in the business of providing data processing services and acquisition and leasing of furniture and equipment for its parent as well as data processing services and software to other companies. Pursuant to an Information Systems Management and Services Contract dated October 1, 1991, and subsequently amended, CTI provides data processing services to the Company for a fixed fee of $85,000 per month. As of and for the year ended December 31, 2003, CTI's total assets were approximately $1.3 million and revenues were $1.1 million. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

            (vi) BUSINESS OF III

            III is a wholly owned subsidiary of CICA and engages in the business of providing aviation transportation for the Company. As of and for the year ended December 31, 2003, III's total assets were $1.1 million and revenues were $35,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

            (vii) BUSINESS OF FHA

            FHA owns and operates a funeral home in Baker, Louisiana. At December 31, 2003, FHA had total assets of $575,000 and total annual revenues of $648,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

            (viii) BUSINESS OF AIM, KYWIDE, MAAAI AND MAAIA

            In connection with the acquisitions of First Alliance and Mid-American, Citizens acquired four operating insurance agencies. These insurance agencies market life and property and casualty insurance products of various insurance companies to individuals and companies. At December 31, 2003, these four insurance agencies had total assets of approximately $164,000 and total revenues since Citizens' acquisitions of First Alliance and Mid-American of approximately $150,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

            (ix) BUSINESS OF FIRST ALLIANCE AND MID-AMERICAN

            First Alliance operates as an insurance holding company through its directly or indirectly wholly owned subsidiaries FAIC, AIM and KYWIDE. First Alliance is incorporated in Kentucky. At December 31, 2003, First Alliance had total assets of approximately $6,630,000 and total revenues since Citizens' acquisition of approximately $204,000. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

            Mid-American also operates as an insurance holding company through its directly or indirectly wholly owned subsidiaries MACLIC, SAIC, MAAAI and MAAIA. Mid-

            American is incorporated in Missouri. At December 31, 2003, Mid-American had total assets of approximately $6,390,000 and total revenues since Citizens' acquisition of approximately $1,600. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

ITEM 2. DESCRIPTION OF PROPERTIES

            We own our principal office in Austin, Texas, consisting of an 80,000 square foot office building and approximately one acre of land nearby housing storage facilities. Approximately 50,000 square feet is occupied or reserved for our operations with the remainder of the building being leased to a single tenant under a multi-year lease.

            We also own a 6,324 square foot funeral home in Baker, Louisiana with a total cost of $527,000. This facility, acquired in a 1995 acquisition, is owned and operated by FHA.

ITEM 3. LEGAL PROCEEDINGS

            On April 24, 2003, the Court of Appeals for the Third District of Texas affirmed in part and modified in part, a July 31, 2002, class action certification granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 styled Delia Bolanos Andrade, et al v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies sold to certain non-U.S. residents by CICA are actually securities that were offered or sold in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to an overseas trust for the purchase of the Company's Class A common stock. The remedy sought is rescission of the insurance premium payments. The Company has filed a Petition for Review with the Supreme Court of Texas for review of the decision of the Court of Appeals. Review by the Texas Supreme Court is discretionary. The Company believes the Plaintiffs' claim under the Texas Securities Act is not valid and the class defined is not appropriate for class certification and does not meet the legal requirements for class action treatment under Texas law. Recent decisions from the Texas Supreme Court indicate a more defense-oriented approach to class certification cases, especially in class action cases encompassing claimants from more than one state or jurisdiction.

            The Company expects the Texas Supreme Court will grant the Company's Petition for Review and will ultimately rule in the Company's favor, decertify the class and remand the matter to district court for further action. It is the Company's intention to vigorously defend the request for class certification, as well as to defend vigorously against the individual claims. During the time of the Company's appeal to the Texas Supreme Court, there will be no further district court proceedings in the case. The Company is unable to determine the potential magnitude of the claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although the Company would expect a significant adverse financial impact relating to any final class action judgment.

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

            Reserves for claims payable are based on the expected claim amount to be paid after a case-by-case review of the facts and circumstances relating to each claim. A contingency exists with regard to these reserves until the claims are adjudicated and paid.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to our shareholders during the fourth calendar quarter of 2003. A special meeting of shareholders was held on March 4, 2004 for the purpose of considering amendments to the Company's Articles of Incorporation relating to increasing the number of authorized Class A and Class B common shares, creating a class of preferred stock to be issued in series on terms approved by the Board of Directors, and increasing the maximum number of members of the Board of Directors from 9 to 15. All three amendments were approved.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Our Class A common stock was listed and began trading on the New York Stock Exchange (NYSE) on August 22, 2002, under the symbol CIA. Prior to that date, it traded on the American Stock Exchange (AMEX). The high and low prices per share as reported by the AMEX and NYSE are shown below. These prices have been adjusted to reflect a 15% stock dividend paid in 2002 and a 7% stock dividend in 2003.

                                                         2003                              2002
                                              -------------------------            ----------------------
                  QUARTER ENDED                HIGH                LOW              HIGH             LOW
            ---------------------             ------              -----            ------           -----
            March 31                          $ 7.37              $5.61            $10.56           $8.07
            June 30                             7.94               5.76             12.38            7.48
            September 30                        8.74               6.54             12.34            5.34
            December 31                        10.35               7.80              8.64            6.24

            As of December 31, 2003, the approximate number of record owners of our Class A common stock was 23,500. Management estimates the number of beneficial owners to be approximately 70,000.

            On June 1, 2002, we paid a 15% stock dividend to holders of record as of May 1, 2002. The dividend resulted in the issuance of 4,162,414 Class A shares (including 333,873 shares in treasury) and 106,656 Class B shares.

            On December 31, 2003, we paid a 7% stock dividend to holders of record as of December 1, 2003. The dividend resulted in the issuance of 2,477,050 Class A shares (including 179,181 shares in treasury) and 57,239 Class B shares.

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

ITEM 6. SELECTED FINANCIAL DATA

            The table below sets forth, in summary form, selected data of the Company. This data, which is not covered in the report of our independent auditors, should be read in conjunction with the consolidated financial statements and notes, which are, included elsewhere herein. The per share amounts have been adjusted retroactively for all periods presented to reflect the 15% common stock dividend paid on June 1, 2002 and a 7% common stock dividend paid on December 31, 2003, respectively.

                                                   YEAR ENDED DECEMBER 31,
                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
                                ------------------------------------------------------------

                                   2003        2002          2001        2000          1999
                                   ----        ----          ----        ----          ----
NET OPERATING REVENUES          $ 95,103     $ 83,004     $ 67,647     $ 66,678     $ 71,877
NET INCOME (LOSS)               $  3,126     $  4,254     $  3,963     $  2,053     $  1,271
NET INCOME (LOSS) PER SHARE     $    .09     $    .13     $    .13     $    .07     $    .04
TOTAL ASSETS                    $390,093     $326,291     $282,086     $267,842     $255,485
NOTES PAYABLE                   $     --     $     --     $     --     $     --     $     --
TOTAL LIABILITIES               $263,066     $224,499     $199,364     $190,529     $183,218
TOTAL STOCKHOLDERS' EQUITY      $127,027     $101,792     $ 82,722     $ 77,313     $ 72,267
BOOK VALUE PER SHARE            $   3.66     $   3.19     $   2.67     $   2.50     $   2.35

      See Part I (a) and (b), and Item 7 - Management's Discussion and Analysis, for information that may affect the comparability of the financial data contained in the above table.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

            During 2003, the Company focused its efforts on several key areas.

            The Company's international life business continued to grow during 2003, despite continuing economic problems in some Latin American markets that historically have been large sources of new premiums. During the year, new marketing organizations were contracted in the Pacific Rim and other locations around the world. Management believes 2004 will see further increases in new production.

            The Company's book of accident and health business continued to be a source of significant overhead and attention. During the latter part of the year, discussions began with another insurer that culminated in a reinsurance arrangement that was signed in March 2004 whereby all of the in force accident and health business will be ceded to another reinsurer effective January 1, 2004 (See discussion of Accident and Health business below). As a result of this activity management expects to achieve overhead reductions of at least $1 million in 2004.

            Development of our USA marketing operations continued. Changes were made in the management of this program in late 2003 and early 2004, and senior company executives have taken over the development program.

            Management continues to seek acquisitions that can add value to the Company. During 2003, two transactions were completed. Because of the growth in the Company's asset base and level of capital, management is exploring opportunities for larger acquisition transactions (those in the $30 million to $75 million purchase price range). During 2003, a $30 million line of credit was negotiated with Regions Bank which should be available during the first quarter of 2004 (upon signing of formal loan documents) in order to permit the Company to pursue larger transactions.

      ACQUISITIONS AND MERGERS

            On February 18, 2003, we acquired all the outstanding shares of First Alliance Corporation ("First Alliance"), the parent of First Alliance Insurance Company, a Kentucky life insurer, for approximately 2.6 million shares of our Class A common stock. The aggregate market value of the consideration was approximately $17.2 million.

            On November 18, 2003, we acquired all the outstanding shares of Mid-American Alliance Corporation ("Mid-American"), the parent of Mid American Century Life Insurance Company, a Missouri life insurer, for approximately 800,000 shares of our Class A common stock. The aggregate market value of the consideration was approximately $7.2 million.

            Management believes that the above acquisitions achieve several objectives: because they were made for shares of our Class A common stock, they provide a source of capital; each of the companies have predominantly sound investments; their books of business are focused on ordinary whole life insurance; and particularly in the case of Mid-American, there are opportunities to expand our USA marketing program.

            During 2003, we consolidated certain operating subsidiaries in order to reduce overhead and streamline operations. Lifeline Underwriters Life Insurance Company ("Lifeline"), a Texas-domiciled life insurer acquired in 2002, was merged with and into Combined Underwriters Life Insurance Company ("Combined"), a Texas-domiciled life insurer acquired in the same 2002 transaction. Combined and Lifeline were acquired for approximately 1.1 million shares of our Class A common stock with an aggregate market value of approximately $12.0 million. Additionally, two Illinois-domiciled life insurers were merged:
            Excalibur Insurance Corporation ("Excalibur") was merged into Central Investors Life Insurance Company of Illinois ("CILIC") and we subsequently changed CILIC's name to Citizens USA Life Insurance Company ("CUSA").

            RESULTS OF OPERATIONS

            The Company's operations have historically focused on three areas: international life insurance; USA life insurance; and acquisition of other USA life insurance companies. Beginning in 2002 with the acquisition of Combined, a new area was added, that of USA supplemental accident and health business.

            INTERNATIONAL OPERATIONS

            The acceptance of applications for U.S. dollar-denominated ordinary whole life insurance from high net worth foreign nationals has been the core business for the Company for the past 30 years. Through CICA, the Company is a significant participant in this market. Our niche allows the Company to participate in a marketplace where the policies are typically large face amounts, the premiums are paid annually, the persistency is high compared to U.S. policies, the mortality as good as or better than that experienced in the United States, the caliber of the marketers from whom applications are received for consideration is higher and more professional than that typically seen in the U.S., and there is no advancing of commissions to producers. Overall, we expect our international operations to continue to expand. The number of independent marketers contracted has grown over the past few years. Historically, the majority of such business was focused on Central and South America. The Company receives applications from virtually every country in those regions. Overall, foreign business made up more than 86% of CICA's premium revenues in 2003.

            During late 2002 and into 2003, expansion in the Pacific Rim, particularly in Taiwan, was accomplished. CICA has established relationships with a number of marketing organizations in the Pacific Rim and during 2003 received approximately $2 million in submitted premiums from that region. New submitted premiums for 2003 from the international market totaled more than $13.5 million compared to $13.2 million in 2002.

            Management is pleased with the growth in international production, because several countries from which significant numbers of applications have been received have undergone severe financial crises over the past several years, particularly Argentina and Venezuela. These two countries represent more than 18% of the premium income of the Company. During the late 1980's Argentina became the largest source of new business for CICA, particularly as a new middle class emerged in that country's society. Because of this emerging middle class, CICA (which has historically only focused on the upper income groups) began offering a plan in Argentina that was designed for this group that was popularly received. When the economic crises occurred, the middle class was severely impacted and CICA experienced a decrease in new business and an increase in surrenders. Since that time, management has refocused the marketing organizations in this area on the high net worth individuals that have historically been the core group of insureds. During 2003, surrenders declined. Management is optimistic that in future years production will increase from this area as the economy recovers. Also during 2003, Venezuela's economy was dramatically disrupted as the export of oil was halted. This event caused the volume of new business from that country to drop significantly during the year. Management is optimistic that once this situation is resolved, the volume of new business received from that market should return to previous levels. Total premium income from the international market amounted to $51,972,440 during 2003, compared to $48,575,523 in 2002 and $44,397,043 in 2001. (See Note 9 of the "Notes to Consolidated Financial Statements" for an analysis of the results of the International Life segment.)

            U.S. OPERATIONS

            The Company's focus historically has been on the international market because of the key advantages described above. However, throughout the Company's history, it has always written U.S. business, and through the acquisition of other U.S. life insurers, has accumulated more than $11.3 million of annual U.S. life premium.

            In 2000, management perceived an opportunity for the Company to serve middle-income American families through the sale of an ordinary whole life insurance product containing a no-load annuity benefit. This product was introduced in Texas in 2000. Since that time the Company has sought the marketing management necessary to build a U.S. sales organization from scratch and to begin to write the product in volume. After several attempts to bring in such expertise, in early 2004, senior executives in the Company's home office staff assumed this new management responsibility. We have begun emphasizing the development of a sales force comprised primarily of second career sales associates. Recent acquisitions have created opportunities to increase production. Mid American Century Life Insurance Company, a Missouri-domiciled life insurer acquired in the acquisition of Mid-American Alliance Corporation, is writing approximately $1.5 million of annual life premium. Through this and other acquisitions, marketing operations are being conducted in several states.

            Additionally, through the 2002 acquisition of Combined Underwriters Life Insurance Company ("Combined"), the Company acquired a unique vehicle for the recruitment and licensure of marketing associates in the state of Texas. Combined's charter creates what is known as a "Stipulated Premium" company which has the capacity to recruit and train marketers and put them into sales efforts based upon a "certificate of authority" issued by the Company. This means that a potential recruit can begin to sell insurance (up to $20,000 per year of premium and face amounts of insurance less than $15,000) immediately without the delays mandated by today's agent licensing requirements. By facilitating a potential marketer's ability to make sales while preparing for his/her Group 1 (standard agent license), the Company believes it can generate a larger population of new agents. Marketing associates under contract to Combined submitted approximately $1 million of new life premium in 2003. Additionally, the Company has a block of Credit

            Life and Disability business written through furniture stores in Texas, Louisiana and Arkansas. This business, sold by furniture stores, is typically single premium, and amounted to $851,309 in 2003. Total U.S. life premium income for 2003 amounted to $11,270,015, compared to $6,161,392 in 2002 and $4,506,051 in 2001.
            Management intends to broaden the portfolio of ordinary whole life products available in the United States to include products similar to those available to overseas clients as well.

            ACCIDENT AND HEALTH BUSINESS

            For more than 30 years, we have had a small block of USA accident and health business. This block grew through acquisitions in the mid-1990's that brought other books of accident and health business, including some major medical business; however, the acquisition of Combined substantially increased both the amount of accident and health business in force, as well as the volume of new business. The blocks of business acquired in the mid-1990's were initially highly unprofitable. Significant rate increases, coupled with the non-renewal of the major medical business, have over time improved the performance of these acquired blocks of business. The type of accident and health business predominantly written by Combined has historically been easier to manage and more profitable than other, more volatile forms of accident and health coverages.

            Our accident and health book of business acquired in the Combined acquisition has not resulted in the type of operating profits we had sought. Skyrocketing costs of health care in the United States have made it difficult to structure rate increases that are adequate for the unpredictable nature of the associated claims liability. Additionally, reinsurance coverage, which the Company depends on to minimize its exposure to so-called catastrophic claims, has become less available and substantially more expensive in the past year. Also, the administration of accident and health business is burdensome in both costs and manpower. Although virtually all of the major medical business in force for Combined and Lifeline has been non-renewed over the past 24 months, and substantial rate increases imposed on the remaining business, as a whole, the accident and health business has proven to be a strain on profitability.

            The ability of state insurance regulators to limit the timing and size of rate increases also impacts the Company's ability to stay ahead of the claims curve on certain types of accident and health policies. Due to the failure of rate increases and the non-renewal of certain blocks as described above to reach the level of profitability to that experienced on the Company's life segments, coupled with the fact that the accident and health business is not the Company's core line of business, management determined in late 2003 to seek a buyer for the block of accident and health business. In early 2004, management reached an agreement to transfer all of the in force accident and health business to a Texas-domiciled reinsurer effective January 1, 2004. The consideration for the transfer, which will initially be accomplished through a 100% coinsurance arrangement until the various state insurance departments can approve an assumption reinsurance agreement, will be a participation in any future profits on the book of business over a 10-year period. Management estimates that this action will result in a decrease of approximately $14.7 million of annual premium income but should improve long-term profitability. We expect that overhead savings of more than $1.0 million annually will be achieved through the transfer of this business. (See Note 9 of the "Notes to Consolidated Financial Statements" for an analysis of the results of the Accident and Health segment.)

            During 2003, premium revenues from accident and health business were $14,784,958, compared to $13,473,966 in 2002 and $5,059,843 in 2001.
            During 2003, approximately $6.5 million of new accident and health premiums were submitted. The increase from 2001 to 2002 reflects the acquisition of Combined and Lifeline. Claims expenses for accident and health business totaled approximately $9,110,000 for 2003, $8,615,500 in 2002 and $3,301,300 in 2001. Commission expenses for
            2003 were $2,812,600, while 2002 and 2001 totaled $2,472,500 and
            $877,360, respectively. Administration expenses totaled $4,072,900 in 2003, $3,784,273 in 2002 and $1,113,166 in 2001. During 2002 and
            2003, such expenses were greater than we expected due to a longer and more expensive conversion of the computer systems utilized by Combined and Lifeline to those used by the Company and severance costs related to accrued leave time by employees at those companies. Additionally, due to the high lapsation experienced in the books of business of Combined and Lifeline, the amortization of the Cost of Customer Relationships Acquired related to those acquisitions was accelerated. During 2003, more than $3.9 million of such cost was amortized.

            CONSOLIDATED RESULTS

            The following table sets forth the Company's net income for periods indicated:

                 Year Ended                                Net Income Per              Change from
                December 31          Net Income         Class A & B Shares            Previous Year
                -----------          ----------         ------------------            -------------
                    2003             $3,126,000                $0.09                      (26.5%)
                    2002              4,254,000                 0.13                        7.3%
                    2001              3,963,000                 0.13                         --

            Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", was adopted by us on January 1, 2002 and changed the accounting for goodwill and intangibles, as discussed below. Had SFAS No. 142 been adopted in 2001, pro forma net income would approximate $4,866,000 ($.16 per share) for the year ended December 31, 2001. As further discussed below, increases in amortization of cost of customer relationships acquired, and amortization of intangible assets acquired in the First Alliance acquisition coupled with losses on the accident and health business related to claims and administration costs contributed to the decreased earnings in 2003.

            Total revenues for 2003 were $95,102,763 compared to $83,003,898 in 2002, an increase of 14.6%. In 2001 revenues were $67,646,824. The acquisitions of First Alliance and Mid-American increased 2003 revenues by $6,127,555. The acquisitions of Combined and Lifeline increased 2002 revenues by $11,270,166. The 2003 increase in revenues was primarily due to a 5.7% increase in new life premiums and a 17.1% increase in renewal life premiums and a 9.7% increase in accident and health premiums. The 2002 increase in revenues was due primarily to a 17.1% increase in new life premiums, a 4.5% increase in renewal life premiums, a 166.3% increase in accident and health premiums and a 7.2% increase in net investment income. The increase in new life revenues was due to the expansion of countries from which applications have been received, while the increases in accident and health premium relate to Combined and Lifeline.

            Premium income increased by 14.4% from $68,210,881 in 2002 to $78,027,413 in 2003. The 2003 increase was comprised of a $8,505,540 increase in life premiums and annuity and universal life considerations and a $1,310,992 increase in accident and health premiums. The February 2003 acquisition of First Alliance and the November 2003 acquisition of Mid-American increased life premiums by $4,344,761. Additionally, premiums received from new markets, particularly the Pacific Rim, boosted revenues during the year. Production of new life insurance premiums by CICA increased 5.7% from 2002 to 2003 and 17.1% from 2001 to 2002. In addition, management initiated a domestic ordinary life sales program in late 2000 targeting middle-income residents of the U.S. This program's initial results to date have been insignificant; however, with the recent acquisitions, the additional sales forces of the acquisitions should provide expanded sales efforts for our domestic marketing program. (See the discussion of U.S. marketing operations above). Premium income increased by 26.4% from $53,962,937 in 2001 to $68,210,881 in 2002. The 2002 increase was comprised of a $5,833,821 increase in life premiums and an $8,414,123 increase in accident and health premiums. The March 2002 acquisitions of Combined and Lifeline increased life premiums by $1,539,015 and accident and health premiums by $9,186,710. Management continued to implement significant rate increases in supplemental non-cancelable accident and health products and in March and April 2003 did not renew approximately $2.3 million of annual premium related to major medical policies due to increased loss ratios. As set forth above, the Company is moving to cede its entire accident and health premium to another carrier in order to achieve overhead reductions and improve operating results. This course of action will result in elimination of accident and health premiums.

            Net investment income increased slightly during 2003 to $14,322,275 from $14,251,907 during 2002. The 2003 increase reflected continued expansion of our asset base that was offset by lower yields available on new investments. The acquisition of First Alliance and Mid-American increased invested assets by $30.6 million and 2003 investment income by $849,217. As interest rates fell, there was a significant amount of call activity on our bond portfolio. During 2003, more than $150 million of bonds were called or matured. Such call activity was expected given the prevailing interest rates and the nature of the bonds in the Company's portfolio.

            A majority of new investment activity over the past three years has focused on the acquisition of bonds issued by public agencies that carry the implied full faith and credit of the Federal government, such as FNMA and FHLMC. These bonds typically have stated maturities of 15 years, but will carry a call feature (at par) that varies between three months and two years. All bonds purchased are at par or at a discount, so that the yield to call will be equal to or greater than the yield to maturity. By choosing to invest in these securities, the Company is exposed to reinvestment risk in the event that interest rates fall for an extended period because the securities will typically be called and the likelihood of increases in market value above par is unlikely because the expectation is that the bond will be called. Such events require reinvestment of the proceeds at levels lower than the yields of the called bonds.

            During 2003, such a period occurred; however, in many cases, the Company was able to reinvest in bonds at levels at or near those of the called bonds. These recently purchased bonds offer yields of 100 to 200 basis points above the Treasury curve and carry minimal credit risk. Recent scrutiny and concern expressed over the levels of mortgages owned by the various government backed corporations (FNMA and FHLMC) has not resulted in decreases in credit ratings of such entities and management expects to continue to make future investments in these bonds for 2004. The Company does not believe such declines in available yields will have a material adverse effect on its future operating results because of the strong cash flow available to take advantage of any increases in interest rates. The 2002 results increased 7.2% compared to the $13,296,481 earned in 2001, such increase reflecting growth in invested assets. The acquisition of Combined and Lifeline increased invested assets by $15.2 million and 2002 investment income by $528,021.

            Realized gains for 2003 amounted to $1,883,105 compared to $477 for 2002 and a net loss of $148,415 in 2001. The increase was primarily due to selective sales made by management of securities from earlier acquisitions that did not meet the Company's credit criteria or risk profile. In 2003 we also recognized $563,055 from the early extinguishment of a liability, offset by the related amortization of an intangible asset, as a result of the First Alliance acquisition.

            The change in future policy benefit reserves increased from $6,051,671 in 2002 to $7,904,091 in 2003. The change in future policy benefit reserves in 2001 was $6,483,706. CICA's life reserves increased $10.6 million in 2003, which offset decreases in accident and health reserves. This is predominantly due to an increase in persistency on the Company's overseas business. These persistency improvements have led to an increase in policy reserves at an accelerated rate compared to the past. CICA's accident and health reserves decreased approximately $200,000 because of expected lapsation and non-renewal as the Company continued to implement significant rate increases. Accident and health policy reserves for Combined decreased by approximately $3.0 million in 2003. The non-renewal of the major medical block of business accounted for $1.3 million of the $3.0 million decrease. In addition, Combined has experienced high lapsation on new accident and health policies issued. Including the policies terminated from the non-renewal of the major medical business, the policy count for Combined's accident and health policies decreased by approximately 33% during 2003 compared to 2002 resulting in accident and health policy reserves decreasing by approximately $1.7 million. The change in policy reserves for life and annuity policies for Combined resulted in a net decrease of approximately $250,000.

            FAIC, purchased on February 18, 2003, had an increase in policy benefit reserves of approximately $580,000 since the date of acquisition. Approximately $380,000 of the increase relates to annuities and approximately $200,000 relates to life insurance.

            Policyholder dividends increased to $3,666,260 in 2003, up 5.4% over 2002 dividends of $3,477,381. The 2002 amounts increased 5.5% compared to $3,294,899 in 2001. Virtually all of CICA's overseas policies are participating. Participating policies represented 47.7% of our business in-force at December 31, 2003, although the percentage of participating business has declined from approximately 91% in 1995 due to acquisitions in recent years.

            Claims and surrenders increased 6.1% from $38,107,119 in 2002 to $40,445,007 in 2003. In 2001 claims and surrenders were $29,189,132.
            The 2003 increase included $3,002,197 related to the operations of First Alliance and Mid-American. Improvements in the persistency of the Company's overseas business coupled with the non-renewal of a majority of the major medical business accounted for the remaining change. The 2002 increase included $6,526,322 related to the acquisitions of Combined and Lifeline.

                                                                Year ended December 31,
                                                      -------------------------------------------
                                                         2003            2002             2001
                                                         ----            ----             ----
                  Death claims                        $ 6,398,627     $ 6,599,914     $ 5,613,782
                  Surrender expenses                   17,985,923      16,777,391      14,435,486
                  Accident and health benefits          9,109,965       8,615,358       3,301,341
                  Endowments                            6,415,932       5,730,463       5,389,082
                  Other policy benefits                   534,560         383,993         449,441
                                                      -----------     -----------     -----------
                      Total claims and surrenders     $40,445,007     $38,107,119     $29,189,132
                                                      ===========     ===========     ===========

            Death benefits decreased 3.1% from $6,599,914 in 2002 to $6,398,627 in 2003. Death benefits were $5,613,782 in 2001. An improvement in the mortality experience accounted for the 2003 results. The 2002 increase was primarily due to the impact of the above-discussed acquisitions, which increased such expense by $712,052. CICA has historically adhered to an underwriting policy which requires thorough medical examinations on all applicants who are foreign residents, except children, regardless of age or face amount of the policy applied for, including x-rays and electrocardiograms. On all policies of $150,000 or more, inspection reports are required which detail the background, resources and lifestyle of the applicant. We have developed numerous contacts with whom our underwriters can validate information contained in applications, medical or inspection reports. The Company also retains only the first $100,000 of risk and cedes to other reinsurers the excess.

            Accident and health benefits increased 5.7% from $8,615,358 in 2002 to $9,109,965 in 2003. Such claims were $3,301,341 in 2001. The 2003 increase is directly related to the acquisition of Combined, which saw continued increases in claims incurred. The increase in 2002 accident and health benefits is directly related to the acquisition of Combined and Lifeline discussed above, which generated $5,752,048 in claims. During 2003, we did not renew approximately $2.3 million of major medical premiums on the Combined book of accident and health business. In addition, significant rate increases were implemented on the accident and health business remaining in force. As was discussed above, management has negotiated a reinsurance arrangement to cede off all of the accident and health business in force in 2004.

            Endowment benefits increased 12.0% from $5,730,463 in 2002 to $6,415,932 in 2003. In 2001, such expenses were $5,389,082. CICA has a series of international policies that carry an immediate endowment benefit of an amount elected by the policyowner. This endowment is factored into the premium of the policy and is paid annually. Like policy dividends, endowments are factored into the premium and as such the increase should have no adverse impact on profitability.

            Policy surrenders increased 7.2% from $16,777,391 in 2002 to $17,985,923 in 2003. Surrenders were $14,435,486 in 2001. The 2003 increase is directly related to the acquisitions of First Alliance and Mid-American, discussed above, which generated $2,668,847 in surrenders. The uncertain economic climate in several Latin American countries was the primary reason for the increased 2002 surrender activity. The economies in Argentina and Venezuela in particular were in near-depressions during 2002. However, management is optimistic about the long-term prospects for these countries.

            Other claim expenses amounted to $534,560 in 2003, $383,993 in 2002 and $449,441 in 2001. These expenses are comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits.

            During 2003, commissions increased 11.6% to $18,227,851 from $16,339,205 in 2002. In 2001, commission expense was $13,444,270.
            The 2003 increase was attributable to the acquisition of First Alliance and Mid-American, whose 2003 commissions were $1,063,976. The remainder of the 2003 increase was due to the 5.7% increase in production of new life insurance premiums. The 2002 increase was due to the acquisition of Combined and Lifeline, whose 2002 commissions were $2,160,226 and because of a 17.7% increased production and related increased issuance of new life policies. During 2002, the Company terminated its arrangement with its international marketing manager and transferred the responsibilities to the home office. As a result, commission expense declined approximately $400,000 and home office marketing and operating expenses increased.

            Underwriting, acquisition and insurance expenses increased 25.9% to $18,966,120 in 2003 compared to $15,064,065 in 2002 and $10,635,639 in 2001. The 2003 increase includes $2,136,416 of expenses related to the acquisitions of First Alliance and Mid-American and approximately $900,000 related to the annual marketing convention for international producers for 2003 and 2004, an expense previously borne by our international marketing manager. In May 2002, in an attempt to more efficiently manage and communicate with our independent marketing consultants, we canceled our contract with an independent international company that had served as the managing general agent for our international marketing activities since early 1997. We no longer pay an overriding commission to this former marketing firm on new business issued internationally but instead directly bear the related costs of all marketing, management and promotional activities. Other factors in the increased expenses relate to the start-up costs of the U.S. marketing program, and approximately $250,000 was spent in attempting to acquire control of First American Capital Corporation, a Kansas insurance holding company, and on other merger and acquisition activities. The 2002 increase was due in part to the acquisition of Combined and Lifeline, which added $1,954,738 in 2002. Additional 2002 expenses related to acquisition activities, costs associated with the listing of our Class A common stock on the New York Stock Exchange and other listing fees related to the acquisitions of Combined and Lifeline. Additionally, as discussed above, the May 2002 cancellation of our contract with an independent international company that served as the managing general agent for our international marketing activities increased 2002 expenses for the eight months of 2002 that the Company incurred those costs. During 2001, we incurred overhead expenses related to acquisition activities combined with expenses incurred to continue to develop the domestic ordinary life sales program.

            Capitalized deferred policy acquisition costs increased 14.6% from $14,442,757 in 2002 to $16,557,855 in 2003. These costs were
            $11,112,096 in 2001. The 2003 increase related to the 5.7% increase in new life production. The 2002 increase included $1,518,389 of deferred policy acquisition costs that have been capitalized by Combined and Lifeline since their acquisition. The remainder of the increase related to the 17.1% increase in new life production. Amortization of these costs was $11,806,640, $10,039,403 and $8,568,455, respectively in 2003, 2002 and 2001. Most of the 2002 increase related to the increased surrender activity caused by the uncertain economic climate in several Latin American countries.

            Amortization of cost of customer relationships acquired, excess of cost over net assets acquired and other intangibles increased from $2,527,996 in 2002 to $7,110,436 in 2003. In 2001, such amortization was $1,908,683. The 2003 increase relates to the amortization of cost of customer relationships acquired with respect to the acquisitions of Combined, Lifeline, First Alliance and Mid-American that amounted to $5,643,769 and $563,055 related to amortization of an intangible asset. The 2002 increase relates to the amortization of cost of customer relationships acquired with respect to the acquisition of Combined and Lifeline that amounted to $1,888,885 in 2002 that more than offset our adoption of the new Financial Accounting Standards Board's (FASB) accounting statement where amortization of goodwill and other intangibles ceased since management determined that these intangibles have an indefinite life. Our analysis of goodwill and other intangibles indicated that there was no impairment as of December 31, 2003 and December 31, 2002. The amortization of goodwill and other intangibles amounted to $902,610 for the year ended December 31, 2001.

            During 2003, the Company amended tax returns related to prior years resulting in refunds that reduced 2003 current income tax expense.

            LIQUIDITY AND CAPITAL RESOURCES

            Stockholders' equity increased from $101,792,305 at December 31, 2002 to $127,026,722 at December 31, 2003. The increase was attributable to $17,194,513 and $7,223,557, respectively, of Class A common stock issued for the acquisition of First Alliance and Mid-American, net income of $3,126,265 earned in 2003 and unrealized gains, net of tax, decreased by $2,309,918 as of December 31, 2003 compared to December 31, 2002. Decreases in the market value of our bond portfolio caused by lower bond prices resulted in the decrease in unrealized gains.

            We paid a 7% stock dividend on December 31, 2003 to holders of record as of December 1, 2003. A similar 15% dividend was paid on June 1, 2002. Both dividends were paid using Class A and B shares that were previously authorized but unissued. The dividends had the effect of transferring $23,315,572 and $35,416,772, respectively, in 2003 and 2002 from retained earnings to our common stock and treasury stock.

            The Company has benefited from significant cash provided by operations. In 2003, such cash was more than $13.6 million, while in 2002 and 2001, respectively, cash provided by operations was $10.6 million and $14.5 million. This cash flow permits the Company to expand its life insurance activities and to take advantage of investment opportunities as they arise

            Invested assets increased to $275,188,132 at December 31, 2003 from $226,008,600 at year-end 2002, an increase of 21.8%. The acquisition of First Alliance and Mid-American discussed above were the primary reasons for the increase adding $30.6 million to invested assets. In addition, $21.3 million of excess cash was invested in fixed maturities as interest rates began to gradually increase in late 2003. Increases in fixed maturities available-for-sale (23.8%), fixed maturities held-to-maturity (2.8%) and policy loans (6.2%) were the primary categories of invested assets that increased. Fixed maturities are categorized into two classifications: fixed maturities held-to-maturity, which are valued at amortized cost, and fixed maturities available-for-sale which are valued at fair value. Fixed maturities available-for-sale and fixed maturities held-to-maturity were 86.3% and 4.3%, respectively, of invested assets at December 31, 2003. Fixed maturities held to maturity, amounting to $11,699,899 at December 31, 2003, consist of U.S. Treasury and U.S. government agency securities. Management has the intent and believes we have the ability to hold the securities to maturity. (See the discussion of investment income above for further disclosure regarding investment strategy and philosophy.)

            Policy loans comprised 7.9% of invested assets at December 31, 2003 compared to 9.1% at December 31, 2002. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.

            Our mortgage loan portfolio, which constituted 0.2% and 0.3% of invested assets at December 31, 2003, and December 31, 2002, respectively, has historically been comprised primarily of seasoned small residential loans in Texas and Colorado. Management established a reserve of $50,000 at December 31, 2003, and December 31, 2002, (approximately 8% to 9% of the mortgage portfolio's balance) to cover potential unforeseen losses in our mortgage portfolio. At December 31, 2003, no loans were past due for more than 90 days.

            Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at December 31, 2003 and 2002. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2003, we intend to continue to utilize callable securities issued by Federal agencies as cash management tools to minimize excess cash balances and enhance returns. During 2003, the Company transferred its primary banking relationship from JP Morgan Chase to Regions Bank.

            In the wake of recent bankruptcy filings by large corporations, concern has been raised regarding the use of certain off-balance sheet special purpose entities such as partnerships to hedge or conceal losses related to investment activity. We do not utilize special purpose entities as investment vehicles. Nor are there any such entities in which we have an investment that engage in speculative activities of any description, and we do not use such investments to hedge our investment positions.

            Our subsidiary, CICA, owned 2,565,894 shares of our Class A common stock at December 31, 2003, and 2,398,031 shares at December 31, 2002. In our consolidated financial statements, the shares owned by CICA are combined with the other treasury shares and the aggregate treasury shares are reported at cost in conformity with U.S. GAAP.

            We have a profit sharing plan designed to provide a retirement program for the exclusive benefit of our eligible employees. The plan is designed to comply with the Employee Retirement Income Security Act of 1974 (ERISA). Our Board of Directors determines if a contribution will be made and the amount to be made. The contribution, if any, is allocated based upon the total number of employees participating in the plan and their years of service. We made contributions of $300,000 in 2003, $300,000 in 2002, and $250,000 in 2001. The profit sharing plan had net assets of $1,940,858 as of December 31, 2003, $1,639,619 as of December 31, 2002 and $1,266,197 as of December 31,
            2001.

            The NAIC has established minimum capital requirements in the form of Risk-Based Capital ("RBC"). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other factors into account to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At December 31, 2003, all of the Company's insurance subsidiaries were above required minimum levels.

            Effective January 1, 2001, the NAIC implemented codified rules for statutory accounting. These rules were approved and implemented by each state in which all of our insurance subsidiaries operations are domiciled. CICA is domiciled in Colorado, Combined is domiciled in Texas, FAIC in Kentucky, MACLIC in Missouri, SAIC in Arkansas and CUSA in Illinois. CICA follows certain Colorado state laws that differ from NAIC's codified rules. The primary difference between the Colorado statutes and the codified rules involve the establishment of a liability for future policy dividends payable. Under codification such reserve is mandated; however, Colorado has an exception if the difference between the premium charged and the mortality factor included in the premium on participating policies exceeds the reserve that would be established. Such is the case for CICA. As a result, CICA did not establish a reserve of approximately $3 million in its statutory financial statements as of and for the year ended December 31, 2003 or December 31, 2002. Texas, Illinois, Kentucky, Missouri and Arkansas codified rules must be followed unless the Commissioner of Insurance permits specific practices that differ from codified rules. None of our insurance subsidiaries has requested any permission to deviate from NAIC codified rules.

            During 2003, we engaged in discussions with the investment banking community regarding raising additional equity capital. Should we decide to pursue equity capital, the purpose would be to utilize the proceeds to pursue acquisitions. Management believes the Company has sufficient capital for its long-term operating needs; however, management may pursue additional equity capital to finance larger acquisitions. During early 2004, the Company's shareholders approved amendments to the Articles of Incorporation increasing the number of authorized Class A and Class B shares and authorizing preferred stock that could be issued upon approval of the Board of Directors.

            The Company received a commitment from Regions Bank for a $30 million credit facility for use in acquisitions in late 2003. Definitive documents are expected to be signed during March 2004. The Company has historically avoided the incurrence of significant amounts of debt; however, this facility should allow management to pursue larger acquisitions. If a decision is made to utilize the facility in conjunction with a transaction, management intends to view the debt as a bridge facility. Before drawing on the debt, management expects to develop a strategy designed to retire the debt without restricting growth.

            During the third quarter of 2003, management determined to transfer the hardware platform that the Company's legacy computer system operates on from the Wang environment to an IBM mainframe environment. This decision was prompted by the need to migrate to hardware that is widely available and supported. Delivery of the new hardware occurred in October 2003, and management estimates that the transition will take 12 to 18 months. The Company's existing Data Processing staff will oversee the conversion. The overall cost of the new hardware was less than $1 million. Management expects to achieve an environment that the Company can operate in for many years to come through this move.

            The Sarbanes-Oxley Act of 2002 ("the Act") established sweeping new guidelines for corporate governance. Subsequently, the New York Stock Exchange adopted new rules that relate to such matters as the composition of listed companies' Boards of Directors and various committees thereof, the need to adopt specific policies as well as the establishment of a Code of Ethics. The Company's Board of Directors, Compensation Committee and Audit Committee were already configured in such a way as to comply with the Act. Citizens has operated under a "Principles, Purposes, Philosophy and Beliefs" for numerous years that sets forth the manner in which the Company and its officers, directors and employees are expected to function. However, the Board of Directors has implemented a formal Code of Ethics, including an insider trading policy, applicable to all officers, directors and employees.

            Additionally, the Act imposes a duty upon public companies to document and test all internal controls and have such audited by independent auditors. The Company has begun the process of documenting all such control procedures and expects to complete the documentation and testing in 2004.

            The Company has committed to the following contractual obligations as of December 31, 2003 with the payments due by the period indicated below:

                  CONTRACTUAL                        LESS THAN      1 TO 3      MORE THAN
                  OBLIGATION              TOTAL        1 YEAR        YEARS       3 YEARS
              -----------------           -----      ---------      ------      --------
              Operating leases         $  525,378     $217,313     $308,065         --
              Other                       941,000      341,000     $600,000         --
                                       ----------     --------     --------
                  Total                $1,466,378     $558,313     $908,065         --
                                       ==========     ========     ========

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

            We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the "lock-in concept") unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the years ended December 31, 2003, 2002 and 2001 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. The relative stability of these assumptions and management's analysis is discussed below.

            In Table II in Item 1, the ratio of lapses and surrenders to mean life insurance in-force has varied between 4.9% to 5.1% for three of the past five years, with 2003 being impacted by the acquisition of First Alliance. The 2002 ratios of 8.2% and 7.3% relate to surrenders caused by the current uncertain economic conditions in several Latin American countries. In addition, the 2003 ratio of 8.2% includes First Alliance surrenders and lapses of approximately $32.2 million (approximately 1.2% of the total). After review of the surrender and lapse detailed information, management does not believe the 2002 and 2003 increases reflect a negative trend in lapses and surrender activity but rather an aberration in the historical experience and no adjustment to persistency and lapsation assumptions are needed in the computation of future policy benefit reserves. Management believes that our conservation program whereby policyholders that are considering surrendering their policies are informed and counseled about the benefits of their policies, should return surrenders to our historical levels.

            Table IV in Item 1 above, illustrates that during the past five years the ratio of commissions, underwriting and operating expenses to insurance premiums has ranged from 38.0% to 47.7% and the ratio of commissions, underwriting and operating expenses, policy reserves increases, policyholder benefits and dividends to policyholders to insurance premiums has ranged from 114.7% to 119.2%. Table VIII also shows that the ratio of net investment income to mean amount of invested assets has varied from 1999 through 2002 6.6% to 6.8%. The 2003 5.7% represents the impact of the low interest environment. As set forth above in Management's Discussion and Analysis of Financial Condition and Results of Operations, death benefits for the years ended December 31, 2003, 2002 and 2001 were $6,398,627, $6,599,914 and $5,613,782, respectively with $712,052 of the 2002 increase in death benefits related to the acquisitions of Combined and Lifeline and $320,213 of the 2003 increase in death benefits related to the acquisitions of First Alliance and Mid-American.

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

            A recoverability test that considers among other things, actual experience and projected future experience, is performed at least annually by third party actuarial consultants. These annual recoverability tests initially calculate the available premium (gross premium less benefit net premium less percent of premium expense) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then amortized over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of the aggregate deferred policy acquisition costs. Based upon the analysis done to only capitalize expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and extensive, annual recoverability testing, management believes that our deferred policy acquisition costs and related amortization as of and for the years ended December 31, 2003, 2002 and 2001 limits the amount of deferred costs to its estimated realizable value.

                  VALUATION OF INVESTMENTS IN FIXED MATURITY AND EQUITY
                  SECURITIES

            At December 31, 2003, investments in fixed maturity and equity securities were 90.6% and .4%, respectively, of total investments. Approximately 95.3% of our fixed maturities were classified as available-for-sale securities at December 31, 2003 with the remaining 4.7% classified as held-to-maturity securities based upon our intent and ability to hold these securities to maturity. All equity securities at December 31, 2003 are classified as available-for-sale securities. We have no fixed maturity or equity securities that are classified as trading securities at December 31, 2003.

            Additionally, at December 31, 2003, 94.6% of our fixed maturity securities are invested in U.S. Treasury securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage-backed securities. All of these securities are backed by or bear the implied full faith and credit of the U.S. government. We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. Based upon our emphasis of investing in fixed maturity securities primarily composed of U.S. Treasury securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage-backed securities and callable instruments issued by U.S. government agencies and its analysis whether any declines in fair value below cost are temporary or other than temporary, management believes that our investments in fixed maturity and equity securities at December 31, 2003 are not impaired and no other than temporary losses need to be recorded.

            The gross unrealized losses on fixed maturities available-for-sale amounted to $2,553,328 as of December 31, 2003. Of the total gross unrealized loss, $41,746 of the fixed maturities available-for-sale have been in a continuous unrealized loss situation for more than 12 months and $2,511,582 have been in a continuous unrealized loss situation for less than 12 months. The fixed maturities available-for-sale in a gross unrealized loss situation for more than 12 months relate to two fixed maturities available-for-sale issued by corporations and two callable instruments issued by U.S. government agencies. These securities are being closely monitored by the Company to determine if the unrealized loss as of December 31, 2003 indicates that there is a loss other-than-temporary. As of December 31, 2003, the Company has determined that there is no need to establish a new cost basis for these two securities since a loss has not occurred.

            Approximately $2,474,000 of the fixed maturities available-for-sale that have been in a continuous unrealized loss situation for less than 12 months are investments in callable instruments issued by U.S. government agencies. These fixed maturities available-for-sale are backed by the full faith and credit of the U.S. or bear the implied full faith and credit of the U.S. government. Management believes it is remote that unrealized losses on these instruments will result in realized losses since the Company has the intent and believes it has the ability to hold these securities to the call date or maturity date. The remaining $39,079 of fixed maturities available-for-sale that have been in a continuous unrealized loss situation for less than 12 months are investments in fixed maturities available-for-sale issued by corporations. The investments in callable instruments issued by U.S. government agencies and in fixed maturities available-for-sale of corporations that have been in an unrealized loss position for less than 12 months are primarily in an unrealized loss position because their coupon interest rate was less than the prevailing market interest rates as of December 31, 2003. As of December 31, 2003, the Company has determined that there is no need to establish a new cost basis for these debt securities that have been in a continuous loss situation for less than 12 months since a loss has not occurred. See also Item 7A below, "Quantitative and Qualitative Disclosures about Market Risk."

            ACCOUNTING PRONOUNCEMENTS

            On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under the guidelines of SFAS No. 142, excess of cost over net assets acquired (goodwill) amounting to $12,938,862 and

            $7,783,405 and other intangible assets amounting to $2,418,125 and $2,018,125 as of December 31, 2003, and December 31, 2002,
            respectively, were determined to have an indefinite useful life and will no longer be amortized. Instead goodwill and other intangible assets will be subjected to annual impairment analyses under the provisions of SFAS No. 142 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," respectively.

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

            In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." that was originally issued in January 2003. This interpretation as revised addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. This interpretation requires certain disclosures in financial statements issued after January 31, 2003. The Company adopted FASB Interpretation No. 46 as revised on December 31, 2003. FASB Interpretation 46 as revised did not have a material effect on the financial position, results of operations or liquidity of the Company.

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is generally effective for contracts entered into or modified after September 30, 2003, and all provisions should be applied prospectively. The Company adopted SFAS No. 149 on September 30, 2003. SFAS No. 149 did not have a material effect on the financial position, results of operations or liquidity of the Company.

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities." This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). Many of the instruments within the scope of SFAS No. 150 were previously classified as equity. Based on current operations, the Company does not anticipate that SFAS No. 150 will have a material effect on the financial position, results of operations or liquidity of the Company.

            In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. This statement is effective for fiscal years ending after December 15, 2003. The Company adopted the revision to SFAS No. 132 on December 31, 2003. SFAS No. 132, as revised, did not have a material effect on the financial position, results of operations or liquidity of the Company.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            General

            The nature of our business exposes us to market risk. Market risk is the risk of loss that may occur when changes in interest rates and public equity prices adversely affect the value of our invested assets. Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the market value of our investments. The market value of our fixed maturity, mortgage loan portfolio and policy loans generally increases when interest rates decrease, and decreases when interest rates increase.

            Market Risk Related to Interest Rates

            Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, mortgage loans on real estate and policy loans, all of which comprised almost 99% of our investment portfolio as of December 31, 2003. These investments are mainly exposed to changes in treasury rates. Our fixed maturities investments include U.S. government bonds, securities issued by government agencies, and corporate bonds. Approximately 94.6% of the fixed maturities we owned at December 31, 2003 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

            To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities. We assess interest rate sensitivity with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100 basis point shifts in the prevailing interest rates. The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100 basis point upward and downward shifts on our available-for-sale fixed maturities investments as of the dates indicated:

                                              DECREASES IN INTEREST RATES
                                    ------------------------------------------------
                                     100 BASIS          200 BASIS         300 BASIS
                                       POINTS            POINTS             POINTS
                                       ------            ------             ------
              December 31, 2003     $  2,735,000      $  6,730,000      $ 11,704,000
                                    ============      ============      ============
              December 31, 2002     $  5,672,000      $  9,333,000      $ 13,207,000
                                    ============      ============      ============

                                               INCREASES IN INTEREST RATES
                                    ------------------------------------------------
                                     100 BASIS          200 BASIS         300 BASIS
                                       POINTS            POINTS             POINTS
                                       ------            ------             ------
              December 31, 2003     $(21,556,000)     $(39,467,000)     $(55,619,000)
                                    ============      ============      ============
              December 31, 2002     $ (9,987,000)     $(20,511,000)     $(30,619,000)
                                    ============      ============      ============

            While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term change that illustrates the potential impact of such events. Due to the composition of our book of insurance business, we believe it is unlikely that we would encounter large surrender activity due an interest rate increase that would force us to dispose of our fixed maturities at a loss.

            There are no fixed maturities or other investments that we classify as trading instruments. At December 31, 2003 and 2002, there were no investments in derivative instruments.

            Market Risk Related to Equity Prices

            Changes in the level or volatility of equity prices affect the value equity securities we hold as investments. However, our equity investments portfolio was less than 1% of our total investments at December 31, 2003. Thus, we believe that significant decreases in the equity markets would have an immaterial impact on our total investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                                       PAGE
                                                                                     REFERENCE
                                                                                     ---------
          Independent auditors' report                                                   47
          Consolidated statements of financial position at
                December 31, 2003 and 2002                                               48
          Consolidated statements of operations
                - years ended December 31, 2003, 2002 and 2001                           50
          Consolidated statements of stockholders' equity and comprehensive
                income - years ended December 31, 2003, 2002 and 2001                    52
          Consolidated statements of cash flows
                - years ended December 31, 2003, 2002 and 2001                           54
          Notes to consolidated financial statements                                     56
          Schedules at December 31, 2003 and 2002:

                Schedule II - Condensed Financial
                Information of Registrant                                                81
          Schedules for each of the years in the three-year
                period ended December 31, 2003:
                     Schedule III - Supplementary Insurance Information                  84
                     Schedule IV - Reinsurance                                           86

      All other schedules have been omitted as the required information is inapplicable or the information required is presented in the financial statements or the notes thereto filed elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During the 24 months preceding the date of the audited financial statements included herein, there has been no change of accountants made by us, nor have we reported on Form 8-K any disagreements between our independent accountants and us.

ITEM 9A. CONTROLS AND PROCEDURES

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

Riley, Vice Chairman and CEO, Mark A. Oliver, President, Marcia Emmons, Vice President and Counsel and Richard C. Scott, Director.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the Company's fiscal year covered by this Report on Form 10-K. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

                                    PART III

Items 10, 11, 12, 13 and 14 of this Report incorporate by reference the information in our definitive proxy material under the headings "Election of Directors," "Executive Officers," "Executive Officer and Director Compensation," "Stock and Principal Stockholders," "Control of the Company," and "Principal Accounting Fees and Services" to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   1 AND 2

                  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                  The financial statements and schedules listed on the following index to financial statements and financial statement schedules are filed as part of this Form 10-K.

      (b)   REPORTS ON FORM 8-K

                  (i) The Registrant filed a Form 8-K on November 19, 2003, under Item 12 whereby it furnished its earnings press release announcing third quarter 2003 financial results.

                  (ii) The Registrant filed a Form 8-K on November 19, 2003, under Item 5 announcing the declaration of a 7% common stock dividend.

      (c)   EXHIBITS

                     See the Exhibits Index beginning on page 88.

                                 CITIZENS, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                         REFERENCE
                                                                         ---------
Independent auditors' report                                                 47

Consolidated statements of financial position at
      December 31, 2003 and 2002                                             48

Consolidated statements of operations
      - years ended December 31, 2003, 2002 and 2001                         50

Consolidated statements of stockholders' equity and comprehensive
      income  years ended December 31, 2003, 2002 and 2001                   52

Consolidated statements of cash flows
      - years ended December 31, 2003, 2002 and 2001                         54

Notes to consolidated financial statements                                   56

Schedules at December 31, 2003 and 2002:

      Schedule II - Condensed Financial
      Information of Registrant                                              81

Schedules for each of the years in the three-year
      period ended December 31, 2003:
           Schedule III - Supplementary Insurance Information                84
           Schedule IV - Reinsurance                                         86

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in note 1(g) to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002 as a result of the adoption of Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets.


                                               /s/ KPMG LLP

Dallas, Texas
March 9, 2004

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                           DECEMBER 31, 2003 AND 2002

                     ASSETS                                        2003             2002
                                                                   ----             ----
Investments:
      Fixed maturities held-to-maturity, at amortized cost     $ 11,699,899     $ 11,384,137
      Fixed maturities available-for-sale, at fair value        237,505,966      191,777,625
      Equity securities available-for-sale, at fair value         1,142,352          639,316
      Mortgage loans on real estate                                 547,469          619,084
      Policy loans                                               21,873,634       20,596,371
      Other long-term investments                                 2,418,812          992,067
                                                               ------------     ------------
              Total investments                                 275,188,132      226,008,600

Cash and cash equivalents                                        15,016,254       19,211,802
Accrued investment income                                         3,341,483        2,338,837
Reinsurance recoverable                                           3,337,761        2,254,175
Deferred policy acquisition costs                                49,730,572       44,979,357
Other intangible assets                                           3,086,165        2,018,125
Deferred federal income tax                                       1,887,048        1,078,985
Cost of customer relationships acquired                          16,884,456       14,191,172
Excess of cost over net assets acquired                          12,938,862        7,783,405
Property, plant and equipment                                     5,942,726        5,590,498
Other assets                                                      2,739,838          836,045
                                                               ------------     ------------
              Total assets                                     $390,093,297     $326,291,001
                                                               ============     ============

                                                                     (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                           DECEMBER 31, 2003 AND 2002

                   LIABILITIES AND STOCKHOLDERS' EQUITY                               2003                2002
                                                                                      ----                ----
Liabilities:
      Future policy benefit reserves:
           Life insurance                                                         $ 205,126,613      $ 184,672,200
           Annuities                                                                 15,309,266          3,226,834
           Accident and health                                                       13,128,579         15,647,401
      Dividend accumulations                                                          4,823,504          4,859,391
      Premium deposits                                                                6,509,089          4,794,131
      Policy claims payable                                                           5,648,288          4,794,096
      Other policyholders' funds                                                      3,876,787          3,209,348
                                                                                  -------------      -------------

                    Total policy liabilities                                        254,422,126        221,203,401

      Commissions payable                                                             2,272,216          1,912,972
      Federal income tax payable                                                        613,123            311,884
      Payable for securities in the process of settlement                             3,750,000                 --
      Other liabilities                                                               2,009,110          1,070,439
                                                                                  -------------      -------------

                    Total liabilities                                               263,066,575        224,498,696
                                                                                  -------------      -------------

Stockholders' equity:
      Common stock:
           Class A, no par value, 50,000,000 shares
                authorized, 37,674,293 shares issued
                in 2003 and 31,862,650 shares issued
                in 2002, including shares in treasury of
                2,738,874 in 2003 and 2,559,693 in 2002                             178,065,965        129,125,099

           Class B, no par value, 1,000,000 shares
                authorized, 874,935 shares issued and outstanding in 2003 and
                817,696 shares issued  and outstanding in 2002                        2,437,052          1,870,389
      Retained deficit                                                              (46,077,094)       (25,887,787)
      Accumulated other comprehensive income (loss):
           Unrealized gains on securities, net of tax                                 1,272,107          3,582,025
                                                                                  -------------      -------------
                                                                                    135,698,030        108,689,726
      Treasury stock, at cost                                                        (8,671,308)        (6,897,421)
                                                                                  -------------      -------------
                    Total stockholders' equity                                      127,026,722        101,792,305
                                                                                  -------------      -------------

                                                                                  $ 390,093,297      $ 326,291,001
                                                                                  =============      =============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                          2003              2002               2001
                                                          ----              ----               ----
Revenues:
   Premiums:
     Life insurance                                   $ 60,858,687      $ 54,453,730      $ 48,686,189
     Accident and health                                14,784,958        13,473,966         5,059,843
     Annuity and universal life
       considerations                                    2,383,768           283,185           216,905
   Net investment income                                14,322,275        14,251,907        13,296,481
   Realized gains (losses)                               1,883,105               477          (148,415)
   Other income                                            869,970           540,633           535,821
                                                      ------------      ------------      ------------

          Total revenues                                95,102,763        83,003,898        67,646,824
                                                      ------------      ------------      ------------
Benefits and expenses:
   Insurance benefits paid or provided:
     Increase in future
       policy benefit reserves                           7,904,091         6,051,671         6,483,706
     Policyholders' dividends                            3,666,260         3,477,381         3,294,899
     Claims and surrenders                              40,445,007        38,107,119        29,189,132
     Annuity expenses                                      245,891           280,789           205,516
                                                        ----------        ----------        ----------
         Total insurance benefits
               paid or provided                         52,261,249        47,916,960        39,173,253
   Commissions                                          18,227,851        16,339,205        13,444,270
   Other underwriting, acquisition
     and insurance expenses                             18,966,120        15,064,065        10,635,639
   Capitalization of deferred policy
     acquisition costs                                 (16,557,855)      (14,422,757)      (11,112,096)
   Amortization of deferred policy
     acquisition costs                                  11,806,640        10,039,403         8,568,445

   Amortization of cost of customer relationships
     acquired, excess  of cost over net assets
     acquired and other intangibles                      7,110,436         2,527,996         1,908,683
                                                      ------------      ------------      ------------
          Total benefits and expenses                   91,814,441        77,464,872        62,618,194
                                                      ------------      ------------      ------------

                                                                     (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                             2003           2002           2001
                                             ----           ----           ----
Income before Federal income
      tax                              $3,288,322     $5,539,026     $5,028,630
Federal income tax expense                162,057      1,284,809      1,065,517
                                       ----------     ----------     ----------
      Net income                       $3,126,265     $4,254,217     $3,963,113
                                       ==========     ==========     ==========

        Basic and diluted earnings
        per share of common stock      $      .09     $      .13     $      .13
                                       ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                        ACCUMULATED
                                                   COMMON STOCK           RETAINED         OTHER
                                               --------------------       EARNINGS     COMPREHENSIVE     TREASURY     STOCKHOLDERS'
                                               CLASS A      CLASS B       (DEFICIT)     INCOME (LOSS)      STOCK         EQUITY
                                               -------      -------        --------     -------------      -----         ------
BALANCE AT DECEMBER 31, 2000                $ 79,701,590   $  910,482   $  1,311,655    $  (718,135)   $(3,892,561)   $  77,313,031
                                            ------------   ----------   ------------    -----------    -----------    -------------

Comprehensive income:
   Net income                                         --           --      3,963,113             --             --        3,963,113
   Unrealized investment gains, net                   --           --             --      1,445,654             --        1,445,654
                                            ------------   ----------   ------------    -----------    -----------    -------------
Comprehensive income                                  --           --      3,963,113      1,445,654             --        5,408,767
                                            ------------   ----------   ------------    -----------    -----------    -------------

BALANCE AT DECEMBER 31, 2001                $ 79,701,590   $  910,482   $  5,274,768    $   727,519    $(3,892,561)   $  82,721,798
                                            ------------   ----------   ------------    -----------    -----------    -------------

Comprehensive income:
   Net income                                         --           --      4,254,217             --             --        4,254,217
   Unrealized investment gains, net                   --           --             --      2,854,506             --        2,854,506
                                            ------------   ----------   ------------    -----------    -----------    -------------
Comprehensive income                                  --           --      4,254,217      2,854,506             --        7,108,723
Acquisition of Combined                        8,513,048           --             --             --             --        8,513,048
Acquisition of Lifeline                        3,448,736           --             --             --             --        3,448,736
Stock dividend                                37,461,725      959,907    (35,416,772)            --     (3,004,860)              --
                                            ------------   ----------   ------------    -----------    -----------    -------------

BALANCE AT DECEMBER 31, 2002                $129,125,099   $1,870,389   $(25,887,787)   $ 3,582,025    $(6,897,421)   $ 101,792,305
                                            ------------   ----------   ------------    -----------    -----------    -------------

Comprehensive income:
   Net income                                         --           --      3,126,265             --             --        3,126,265
   Unrealized investment losses, net                  --           --             --     (2,309,918)            --       (2,309,918)
                                            ------------   ----------   ------------    -----------    -----------    -------------
Comprehensive income                                  --           --      3,126,265     (2,309,918)            --          816,347
  Acquisition of First Alliance               17,194,513           --             --             --             --       17,194,513
  Acquisition of Mid-American                  7,223,557           --             --             --             --        7,223,557
  Stock dividend                              24,522,796      566,663    (23,315,572)            --     (1,773,887)              --
                                            ------------   ----------   ------------    -----------    -----------    -------------

BALANCE AT DECEMBER 31, 2003                $178,065,965   $2,437,052   $(46,077,094)   $ 1,272,107    $(8,671,308)   $ 127,026,722
                                            ============   ==========   ============    ===========    ===========    =============

                                                                     (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME,
                                   CONTINUED

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

A summary of the number of shares of common stock of Class A, Class B and treasury stock (Class A) is as follows:

                                                 COMMON STOCK
                                             ----------------------       TREASURY
                                               CLASS A      CLASS B         STOCK
                                               -------      -------         -----
       BALANCE AT DECEMBER 31, 2000          26,642,607     711,040      (2,225,820)
                                             ----------     -------     -----------

       BALANCE AT DECEMBER 31, 2001          26,642,607     711,040      (2,225,820)
                                             ----------     -------     -----------

         Acquisition of Combined                752,701          --              --
         Acquisition of Lifeline                304,928          --              --
         Stock dividend                       4,162,414     106,656        (333,873)
                                             ----------     -------     -----------

       BALANCE AT DECEMBER 31, 2002          31,862,650     817,696     $(2,559,693)
                                             ----------     -------     -----------

       Acquisition of First Alliance          2,560,994          --              --
      Acquisition of Mid-American               774,229          --              --
      Stock dividend                          2,477,050      57,239        (179,181)
                                             ----------     -------     -----------

       BALANCE AT DECEMBER 31, 2003          37,674,923     874,935      (2,738,874)
                                             ==========     =======     ===========

          See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                       2003              2002               2001
                                                                       ----              ----               ----
Cash flows from operating activities:
      Net income                                                  $   3,126,265      $  4,254,217      $  3,963,113
      Adjustments to reconcile net income to
           net cash provided by operating activities,
            net of assets acquired:
               Realized (gains) losses on sale
                   of investments and other assets                   (1,883,105)             (477)          148,415
               Net deferred policy acquisition costs                 (4,751,215)       (4,383,354)       (2,543,651)
               Amortization of cost of customer
                   relationships acquired, excess of cost over net
                   assets acquired and other intangibles              7,110,436         2,527,996         1,908,683
               Depreciation                                             688,913           795,679           738,451
               Deferred Federal income tax                              (87,812)          792,216           418,881
Change in:
      Accrued investment income                                        (714,297)         (215,908)          201,114
      Reinsurance recoverable                                           195,380           387,095           212,709
      Future policy benefit reserve                                   9,150,762         5,645,152         6,531,987
      Other policy liabilities                                        2,580,571           729,970         1,668,516
      Federal income tax                                                316,511          (160,081)          659,408
      Commissions payable and other liabilities                        (928,766)           16,392           150,199
      Other, net                                                     (1,173,405)          207,228           466,384
                                                                  -------------      ------------      ------------
            Net cash provided by operating activities                13,630,238        10,596,125        14,524,209
                                                                  -------------      ------------      ------------
Cash flows from investing activities:
      Sale of fixed maturities, available-for-sale                   11,826,358         2,239,875        11,626,961
      Maturity of fixed maturities, available-for-sale              150,447,345        91,956,779        77,169,119
      Purchase of fixed maturities, available-for-sale             (183,619,375)      (95,427,418)     (100,516,704)
      Sale of equity securities, available-for-sale                     838,416           652,905            97,500
      Purchase of equity securities, available-for-sale                  (1,671)               --                --
      Principal payments on mortgage loans                              210,365           490,463           240,891
      Mortgage loans funded                                            (138,750)               --          (171,770)
      Sale of other long-term investments and property, plant and
           equipment                                                    229,660           113,298           352,490

                                                                     (Continued)

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                 2003              2002              2001
                                                                 ----              ----              ----
     Cash and cash equivalents provided by
           mergers and acquisitions                          $  4,600,511      $  2,882,353      $         --
     (Increase) decrease in policy loans, net                    (987,213)         (599,576)          899,659
     Purchase of other long-term investments and
           property, plant and equipment                       (1,231,432)         (486,854)       (1,492,538)
                                                             ------------      ------------      ------------
                Net cash provided by (used in) investing
                    activities                                (17,825,786)        1,821,825       (11,794,392)
                                                             ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents           (4,195,548)       12,417,950         2,729,817
                                                             ------------      ------------      ------------
Cash and cash equivalents at beginning of year                 19,211,802         6,793,852         4,064,035
                                                             ------------      ------------      ------------
Cash and cash equivalents at end of year                     $ 15,016,254      $ 19,211,802      $  6,793,852
                                                             ============      ============      ============

Supplemental:

                                                                 2003              2002              2001
                                                                 ----              ----              ----
           Cash paid (recovered) during the year for:
                Interest                                     $         --      $         --      $         --
                                                             ============      ============      ============
                Income taxes                                 $    (51,370)     $    665,139      $    (12,772)
                                                             ============      ============      ============

Supplemental disclosures of non-cash investing and financing activities:

In the first quarter of 2003, the Company issued 2,560,994 Class A common shares in connection with the acquisition of First Alliance Corporation. In the third quarter of 2003, the Company issued 774,229 Class A common shares in connection with the acquisition of Mid-American Alliance Corporation. In the first quarter of 2002, the Company issued 752,701 Class A common shares in connection with the acquisition of Combined Underwriters Life Insurance Company and issued 304,928 Class A common shares in connection with the acquisition of all the capital stock of Lifeline Underwriters Life Insurance Company. In conjunction with the acquisitions, cash and cash equivalents were provided by acquisitions as follows:

                                                                 2003              2002
                                                                 ----              ----
                Fair value of capital stock issued           $ 24,418,070      $ 11,961,784
                Fair value of tangible assets acquired
                    excluding cash and cash equivalents       (28,583,673)      (14,883,146)
                Fair value of intangible assets acquired      (16,027,217)      (13,234,978)
                Liabilities assumed                            24,793,331        19,038,693
                                                             ------------      ------------
                Cash and cash equivalents provided by
                     mergers and acquisitions                $  4,600,511      $  2,882,353
                                                             ============      ============

                Issuance of 2,560,994 Class A shares         $ 17,194,513
                                                             ============
                Issuance of 774,229 Class A shares           $  7,223,557
                                                             ============
                Issuance of 1,057,629 Class A shares                           $ 11,961,784
                                                                               ============

See accompanying notes to consolidated financial statements.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   NATURE OF BUSINESS

            The consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977 and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Citizens USA Life Insurance Company (CUSA), Combined Underwriters Life Insurance Company (Combined), First Alliance Corporation (First Alliance), First Alliance Insurance Company (FAIC), Alliance Insurance Management, Inc. (AIM), KYWIDE Insurance Management, Inc. (KYWIDE), Mid-American Alliance Corporation (Mid-American), Mid American Century Life Insurance Company (MACLIC), Security Alliance Insurance Company (SAIC), Mid-American Associates, Agency, Inc. (MAAAI), Mid-American Alliance Insurance Agency, Inc. (MAAIA) and Industrial Benefits, Inc. (IBI). Citizens and its consolidated subsidiaries are collectively referred to as "the Company."

            During 2003, Citizens acquired First Alliance and its related companies (FAIC, AIM and KYWIDE) and Mid-American and its related companies (MACLIC, SAIC, MAAAI and MAAIA) on February 18, 2003 and November 18, 2003, respectively. In addition, Lifeline Underwriters Life Insurance Company (Lifeline) was merged into Combined, Excalibur Insurance Corporation (Excalibur) was merged into Central Investors Life Insurance Company of Illinois (CILIC) and CILIC was renamed Citizens USA Life Insurance Company.

            Citizens provides life and health insurance policies through five of its subsidiaries - CICA, CUSA, Combined, FAIC and SAIC. CICA issues ordinary whole-life policies international and domestically, and burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies, throughout the southern United States. CUSA sells life insurance business in four states and administers an in-force block of life insurance. Combined markets life and accident and health insurance business throughout the southern United States. FAIC offers life and annuity business primarily in Kentucky, MACLIC markets life and annuity business throughout Missouri and SAIC is a dormant life insurer.

            III provides aviation transportation to the Company. CTI provides data processing systems and services as well as furniture and equipment to the Company. FHA is a funeral home operator. AIM, KYWIDE, MAAAI and MAAIA are insurance agencies. IBI is inactive and has minimal assets and liabilities.

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

            Mortgage loans on real estate and policy loans are reported at unpaid principal balances less an allowance for uncollectible amounts. Mortgage loans have an allowance for uncollectible amounts of $50,000 at December 31, 2003 and 2002 which was estimated by the Company based upon historical amounts that proved uncollectible.

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

            The Company had assets with a fair value of $30,409,236 at December 31, 2003 and $10,430,799 at December 31, 2002 on deposit with various state regulatory authorities to fulfill statutory requirements.

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

            The Company utilizes the factor method to determine the amount of costs to be capitalized and the ending asset balance. The factor method ensures that policies that lapsed or surrendered during the reporting period are no longer included in the deferred policy acquisition costs or the cost of customer relationships acquired calculation. The factor method limits the amount of deferred costs to its estimated realizable value, provided actual experience is comparable to that contemplated in the factors. A recoverability test that considers among other things, actual experience and projected future experience, is performed at least annually.

            The value of customer relationships acquired in the Company's various acquisitions, which is included in cost of customer relationships acquired in the accompanying consolidated financial statements, was determined based on the present value of future profits discounted at a risk rate of return. The cost of customer relationships acquired is being amortized over the anticipated premium-paying period of the related policies.

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

            Premiums collected on universal life contracts are not reported as revenues in the statement of operations but are included in the liability for policy benefits for universal life contracts based on policyholders' account balances. Revenues from universal life contracts are amounts assessed on the policyholder for mortality and expenses and are reported when assessed based upon one-year service periods. Amounts assessed for services to be provided in future periods are reported as unearned revenue and are recognized in income over the benefit period.

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

      (g)   EXCESS OF COST OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS

            On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under the guidelines of SFAS No. 142, excess of cost over net assets acquired (goodwill) and other intangible assets determined to have an indefinite useful life will no longer be amortized. Instead goodwill and other intangible assets will be subjected to annual impairment analyses under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company performed assessments of whether there was an indication that goodwill and intangible assets were impaired on January 1 and December 31, 2002 and December 31, 2003 and concluded there was no goodwill or intangible impairment as of January 1, 2002, December 31, 2002 and December 31, 2003. Amortization expense related to goodwill and to intangible assets was $595,410 and $307,200, respectively, for the year ended December 31, 2001. Had SFAS No. 142 been adopted in 2001, proforma net income would approximate $4,866,000 ($.16 per share) for the year ended December 31, 2001.

            Prior to January 1, 2002, the excess of cost over the fair value of net assets acquired in mergers and acquisitions was amortized on a straight-line basis ranging from 5 to 20 years. Other intangible assets, primarily the value of state licenses, were also amortized on a straight-line basis ranging from 10 to 20 years prior to January 1, 2002.

            The Company continually monitors long-lived assets and certain intangible assets, such as excess of cost over net assets acquired, cost of customer relationships acquired and other intangible assets, for impairment. An impairment loss is recorded in the period in which the carrying value of the assets exceeds the fair value of expected future cash flows. Any amounts deemed to be impaired are charged, in the period in which such impairment was determined, as an expense against earnings, no such loss was recorded in 2003, 2002 or 2001.

      (h)   PARTICIPATING POLICIES

            At December 31, 2003 and 2002, participating business approximated 48% and 55%, respectively, of life insurance in-force and premium income.

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

      (i)   EARNINGS PER SHARE

            Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the years ended December 31, 2003, 2002 and 2001 were 34,693,385, 31,951,095, and 30,920,199, respectively. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% common stock dividend paid in 2003 and a 15% common stock dividend paid in 2002. The 2003 stock dividend resulted in the issuance of 2,447,050 Class A shares (including 179,181 shares in treasury) and 57,239 Class B shares and the 2002 stock dividend resulted in the issuance of 4,162,414 Class A shares (including 333,873 shares in treasury) and 106,656 Class B shares. In addition, 1,057,629 Class A shares were issued in March 2002 in conjunction with the acquisitions of Combined and Lifeline; 2,560,994 Class A shares were issued in February 2003 for the acquisition of First Alliance; and 774,229 Class A shares were issued in November 2003 for the acquisition of Mid-American.

      (j)   INCOME TAXES

            For the year ended December 31, 2003, the Company plans to file nine separate tax returns as follows: 1) Citizens, Inc., CICA, CUSA and all its direct non-life subsidiaries, 2) Excalibur, 3) Combined, 4) Lifeline, 5) FAIC, 6) MACLIC, 7) SAIC, 8) First Alliance and its direct non-life subsidiaries and 9) Mid-American and all direct non-life subsidiaries.

            For the year ended December 31, 2002, the Company filed four separate tax returns as follows: 1) Citizens, Inc., CICA, CILIC and all direct non-life subsidiaries, 2) Excalibur, 3) Combined and 4) Lifeline.

            For the year ended December 31, 2001, the Company filed three separate tax returns as follows: 1) Citizens, Inc., CICA, and all direct non-life subsidiaries, 2) Excalibur and 3) CILIC.

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

      (k)   ACCOUNTING PRONOUNCEMENTS

            On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under the guidelines of SFAS No. 142, excess of cost over net assets acquired (goodwill) amounting to $12,938,862 and $7,783,405 and other intangible assets amounting to $2,418,125 and $2,018,125 as of December 31, 2003, and December 31, 2002,
            respectively, were determined to have an indefinite useful life and will no longer be amortized. Instead goodwill and other intangible assets will be subjected to annual impairment analyses under the provisions of SFAS No. 142 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," respectively.

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

            In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." that was originally issued in January 2003. This interpretation as revised addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. This interpretation requires certain disclosures in financial statements issued after January 31, 2003. The Company adopted FASB Interpretation No. 46 as revised on December 31, 2003. FASB Interpretation 46 as revised did not have a material effect on the financial position, results of operations or liquidity of the Company.

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is generally effective for contracts entered into or modified after September 30, 2003, and all provisions should be applied prospectively. The Company adopted SFAS No. 149 on September 30, 2003. SFAS No. 149 did not have a material effect on the financial position, results of operations or liquidity of the Company.

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities." This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). Many of the instruments within the scope of SFAS No. 150 were previously classified as equity. Based on current operations, the Company does not anticipate that SFAS No. 150 will have a material effect on the financial position, results of operations or liquidity of the Company.

            In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. This statement is effective for fiscal years ending after December 15, 2003. The Company adopted the revision to SFAS No. 132 on December 31, 2003. SFAS No. 132, as revised, did not have a material effect on the financial position, results of operations or liquidity of the Company.

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

      (o)   RECLASSIFICATIONS

            Certain reclassifications have been made to the 2002 and 2001 amounts to conform to the 2003 presentation.

(2)   INVESTMENTS

      The cost, gross unrealized gains and losses and fair value of investments of fixed maturities and equity securities available-for-sale, as of December 31, 2003 and 2002, are as follows:

                                                                            2003
                                                 -------------------------------------------------------------
                                                                    GROSS          GROSS
                                                                  UNREALIZED     UNREALIZED           FAIR
                                                     COST           GAINS         (LOSSES)            VALUE
                                                     ----           -----         --------            -----
Fixed maturities held-to-maturity:
      US Treasury securities                     $ 11,699,899     $1,778,871     $        --      $ 13,478,770
                                                 ============     ==========     ===========      ============

Fixed maturities available-for-sale:
US Treasury securities and
      obligations of U.S. government
      corporations and agencies                    15,856,886      1,537,195              --        17,394,081
Public utilities                                      657,335          9,922              --           667,257
Debt securities issued by States
      of the United States and political
      subdivisions of the States                      671,410         49,203              --           720,613
Corporate debt securities                          11,320,691        779,329         (67,329)       12,032,691

Securities not due at a single maturity date      207,428,536      1,748,787      (2,485,999)      206,691,324
                                                 ------------     ----------     -----------      ------------
         Total fixed maturities
             available-for-sale                  $235,934,858     $4,124,436     $(2,553,328)     $237,505,966
                                                 ============     ==========     ===========      ============
         Total equity securities
             available-for-sale                  $    786,026     $  359,575     $    (3,249)     $  1,142,352
                                                 ============     ==========     ===========      ============

                                                                           2002
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
                                                 ============     ==========     =========      ============

Fixed maturities available-for-sale:
US Treasury securities and
      obligations of U.S. government
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
                                                 ============     ==========     =========      ============

            For investments of fixed maturities and equity securities available-for-sale that have unrealized losses as of December 31, 2003, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows:

                                                    UNREALIZED (LOSSES) MORE THAN AND LESS THAN 12 MONTHS
                                             ----------------------------------------------------------------
                                                                  GROSS             GROSS
                                                               UNREALIZED         UNREALIZED
                                                             (LOSSES) LESS      (LOSSES) MORE
                                                                THAN 12             THAN 12          FAIR
                                                 COST            MONTHS             MONTHS           VALUE
                                                 ----            ------             ------           -----
Fixed maturities held-to-maturity            $         --     $        --       $        --      $       --
                                             ============     ===========       =============    ============
Fixed maturities available-for-sale:
      Corporate debt securities                   117,500              --           (28,250)           89,250
      Corporate debt securities                 1,143,189         (39,079)               --         1,104,110
 Securities not due at a single maturity
      date                                        266,807              --           (13,496)          253,311
Securities not due at a single maturity
      date                                    115,546,999      (2,472,503)               --       113,074,496
                                             ------------     -----------       -----------      ------------
                Fixed maturities
                    available-for-sale       $117,074,495     $(2,511,582)      $   (41,746)     $114,521,167
                                             ============     ===========       ===========      ============
                Equity securities
                    available-for-sale                 60             (45)               --                15
                Equity securities
                    available-for-sale             29,348              --            (3,204)           26,144
                                             ------------     -----------          --------      ------------
                Equity securities
                    available-for-sale       $     29,408     $       (45)      $    (3,204)     $     26,159
                                             ============     ===========       ===========      ============

      The gross unrealized losses on fixed maturities available-for-sale amounted to $2,553,328 as of December 31, 2003. Of the total gross unrealized loss of $2,553,328, $41,746 of the fixed maturities available-for-sale have been in a continuous unrealized loss situation for more than 12 months and $2,511,582 have been in a continuous unrealized loss situation for less than 12 months. The fixed maturities available-for-sale in a gross unrealized loss situation for more than 12 months relate to two fixed maturities available-for-sale issued by corporations and two callable instruments issued by U.S. government agencies. These securities are being closely monitored by the Company to determine if the unrealized loss as of December 31, 2003 indicates that there is a loss which is other-than-temporary. As of December 31, 2003, the Company has determined that there is no need to establish a new cost basis for these two securities since a loss has not occurred.

      $2,472,503 of the fixed maturities available-for-sale that have been in a continuous unrealized loss situation for less than 12 months are investments in callable instruments issued by U.S. government agencies. These fixed maturities available-for-sale are backed by the full faith and credit of the U.S. or bear the implied full faith and credit of the U.S. government. It is remote that unrealized losses on these instruments will result in realized losses since the Company has the intent and believes it has the ability to hold these securities to the call date or maturity date. The remaining $39,079 of fixed maturities available-for-sale that have been in a continuous unrealized loss situation for less than 12 months are investments in fixed maturities available-for-sale issued by corporations. The investments in callable instruments issued by U.S. government agencies and in fixed maturities available-for-sale of corporations that have been in an unrealized loss position for less than 12 months are primarily in an unrealized loss position because their coupon interest rate was less than the prevailing market interest rates as of December 31, 2003. As of December 31, 2003, the Company has determined that there is no need to establish a new cost basis for these debt securities that have been in a continuous loss situation for less than 12 months since a loss has not occurred.

      The gross unrealized losses on equity securities available-for-sale amounted to $3,249 as of December 31, 2003. Of the total gross unrealized loss of $3,249, $3,204 have been in a continuous loss situation for more than 12 months, and $45 has been in a continuous loss situation for less than 12 months. As of December 31, 2003, the Company has determined that there is no need to establish a new cost basis for these securities since a loss has not occurred.

      The amortized cost and fair value of fixed maturities at December 31, 2003 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                        FIXED MATURITIES HELD-TO-MATURITY

                                                              AMORTIZED
                                                                 COST          FAIR VALUE
                                                                 ----          ----------
            Due after ten years                              $ 11,669,899     $ 13,478,770
                                                             ============     ============

                       FIXED MATURITIES AVAILABLE-FOR-SALE

                                                              AMORTIZED
                                                                 COST          FAIR VALUE
                                                                 ----          ----------
            Due in one year or less                          $  2,130,313     $  2,174,837
            Due after one year through five years              11,851,383       12,680,026
            Due after five years through ten years              4,874,401        5,376,863
            Due after ten years                                 9,650,225       10,582,916
                                                             ------------     ------------
                                                               28,506,322       30,814,642
            Securities not due at a single maturity date      207,428,536      206,691,324
                                                             ------------     ------------
                       Totals                                $235,934,858     $237,505,966
                                                             ============     ============

      The securities not due at a single maturity date are obligations of the U.S. government corporations and agencies.

      The Company had no investments in any one entity that exceeded 10% of stockholders' equity at December 31, 2003 other than investments guaranteed by the U.S. Government.

      The Company's investment in mortgage loans is concentrated 52% in Texas and 48% in Colorado as of December 31, 2003.

      Major categories of net investment income are summarized as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                    2003             2002              2001
                                                    ----             ----              ----
Investment income on:
      Fixed maturities                          $ 12,713,559     $ 12,204,716      $ 11,673,562
      Equity securities                               34,582           53,422            47,745
      Mortgage loans on real estate                   50,215           64,962            99,049
      Policy loans                                 1,541,237        1,582,200         1,508,733
      Long-term investments                          916,346          865,027           825,329
      Other                                          122,365          568,988           176,221
                                                ------------     ------------      ------------
                                                  15,378,304       15,339,315        14,330,639
Investment expenses                               (1,056,029)      (1,087,408)       (1,034,158)
                                                ------------     ------------      ------------
Net investment income                           $ 14,322,275     $ 14,251,907      $ 13,296,481
                                                ============     ============      ============

Proceeds and gross realized gains (losses) from sales and maturities of fixed maturities available-for-sale for 2003, 2002 and 2001 are summarized as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                    2003             2002              2001
                                                    ----             ----              ----
Proceeds                                        $162,273,703     $ 94,196,654      $ 88,796,080
                                                ============     ============      ============
Gross realized gains                            $  1,543,954     $    274,078      $    337,169
                                                ============     ============      ============
Gross realized (losses)                         $   (311,801)    $   (323,367)     $   (613,826)
                                                ============     ============      ============

Proceeds and gross realized gains (losses) from sales of equity securities available-for-sale for 2003, 2002 and 2001 are summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                    2003             2002              2001
                                                    ----             ----              ----
Proceeds                                        $    838,416     $    652,905      $     97,500
                                                ============     ============      ============
Gross realized gains                            $     18,344     $     36,295      $         --
                                                ============     ============      ============
Gross realized (losses)                         $       (676)    $    (14,272)     $    (27,230)
                                                ============     ============      ============

Realized gains (losses) are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                    2003             2002              2001
                                                    ----             ----              ----
Realized gains (losses):
      Fixed maturities                          $  1,232,153     $    (49,289)     $   (276,657)
      Equity securities                               17,668           22,023           (27,230)
      Gain from early extinguishment of a
          liability                                  563,055               --                --
      Gain from the sale of property, plant
          and equipment                               70,229           27,743           155,472
                                                ------------     ------------      ------------
Net realized gains (losses)                     $  1,883,105     $        477      $   (148,415)
                                                ============     ============      ============

(3) COST OF CUSTOMER RELATIONSHIPS ACQUIRED AND EXCESS OF COST OVER NET ASSETS ACQUIRED

      Cost of customer relationships acquired is summarized as follows:

                                                      YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------
                                              2003              2002              2001
                                              ----              ----              ----
      Balance at beginning of period      $ 14,191,172      $  5,150,351      $  6,156,424
      Increase (decrease) related to:
           Acquisitions                      8,835,099        11,568,817                --
           Amortization                     (6,141,815)       (2,527,996)       (1,006,073)
                                          ------------      ------------      ------------
      Balance at end of period            $ 16,884,456      $ 14,191,172      $  5,150,351
                                          ============      ============      ============

Estimated amortization of cost of customer relationships acquired in each of the next five years is as follows. Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

               YEAR                               AMOUNT
               ----                               ------
               2004                           $3,033,650
               2005                            2,555,707
               2006                            2,319,806
               2007                            2,081,543
               2008                            1,890,462
               Thereafter                      5,003,288

      Excess of cost over net assets acquired is summarized as follows:

                                              YEAR ENDED DECEMBER 31,
                                     ------------------------------------------------
                                                      ACCUMULATED
                                        GROSS         AMORTIZATION           NET
                                        -----         ------------           ---
Balance at December 31, 2000         $ 11,835,543     $ (4,472,889)     $  7,362,654

    Amortization                               --         (595,410)         (595,410)
                                     ------------     ------------      ------------
Balance at December 31, 2001         $ 11,835,543     $ (5,068,299)     $  6,767,244

    Amortization                        1,016,161               --         1,016,161
                                     ------------     ------------      ------------
Balance at December 31, 2002 (1)     $ 12,851,704     $ (5,068,299)     $  7,783,405

    Acquisition                         5,155,457               --         5,155,457
                                     ------------     ------------      ------------
Balance at December 31, 2003 (1)     $ 18,007,161     $ (5,068,299)     $ 12,938,862
                                     ============     ============      ============

      ----------
      (1) See Note 1 above regarding the Company's adoption of SFAS 142 which resulted in no amortization in 2002 and 2003.

(4)   POLICY LIABILITIES

      Various assumptions used to determine the future policy benefit reserves include the following: a) valuation interest rates from 4 to 9%, b) mortality assumptions are from the 1955 to 1960, 1965 to 1970, and 1975 to 1980 Select and Ultimate mortality tables and c) withdrawals are based primarily on actual historical termination rates.

      The following table presents information on changes in the liability for life and accident and health policy and contract claims for the years ended December 31, 2003 and 2002.

                                                               2003               2002
                                                               ----               ----
Policies and contract claims payable at January 1          $  4,794,096         2,982,469
Less: reinsurance recoverable                                   266,841           136,898
                                                           ------------      ------------
Net balance at January 1                                      4,527,255         2,845,571

Acquisitions of Combined, Lifeline, First Alliance and
     Mid-American                                                21,339         2,301,867
Less: reinsurance recoverable                                        --           229,938
                                                           ------------      ------------
Net acquired balance                                             21,339         2,071,929

Add: claims incurred, related to:
      Current year                                           16,378,033        16,149,215
      Prior years                                              (489,130)         (683,020)
                                                           ------------      ------------
                                                             15,888,903        15,466,195

Deduct: claims paid, related to:
      Current year                                           12,671,422        11,797,910
      Prior years                                             3,261,349         4,058,530
                                                           ------------      ------------
                                                             15,932,771        15,856,440
                                                           ------------      ------------

Net balance December 31                                       4,504,726         4,527,255
Plus: reinsurance recoverable                                 1,143,562           266,841
                                                           ------------      ------------
Policy and contracts payable, December 31                  $  5,648,288      $  4,794,096
                                                           ============      ============

      The development of prior year claim reserves reflects claims settling at amounts less than actuarial estimates.

(5)   REINSURANCE

      In the normal course of business, the Company reinsures portions of certain policies that it underwrites to limit disproportionate risks. During 2003 and 2002, the Company retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life. On health policies there are varying retention limits ranging from $25,000 to $75,000 depending on the product with some of the supplemental hospital and surgical policies reinsured on a quota share basis. The Company's share of risk on the quota share reinsurance is 50%. The Company remains contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

      Assumed and ceded reinsurance activity as of December 31, 2003 and 2002 is summarized as follows:

                                                            2003                 2002
                                                            ----                 ----
         Aggregate assumed life insurance in-force     $   485,038,000      $   318,142,000
                                                       ===============      ===============
         Aggregate ceded life insurance in-force       $  (301,366,000)     $  (152,103,000)
                                                       ===============      ===============
         Net life insurance in-force                   $ 3,104,205,000      $ 2,574,043,000
                                                       ===============      ===============

      Premiums and claims and surrenders assumed and ceded for the years ended December 31, 2003, 2002 and 2001

                                                   2003             2002            2001
                                                   ----             ----            ----
         Premiums assumed                      $   463,629      $   420,321      $   543,792
                                               ===========      ===========      ===========
         Premiums ceded                        $(1,793,912)     $(2,212,715)     $(2,312,232)
                                               ===========      ===========      ===========

         Claims and surrenders assumed         $   457,899      $   409,798      $   533,452
                                               ===========      ===========      ===========
         Claims and surrenders ceded           $(1,809,188)     $(1,987,816)     $(1,554,866)
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

(6)   STOCKHOLDERS' EQUITY AND RESTRICTIONS

      The two classes of common stock of the Company are equal in all respects, except (a) each Class A share receives twice the cash dividends paid on a per share basis to the Class B common stock; and (b) the Class B common stock elects a simple majority of the Board of Directors of Citizens and the Class A common stock elects the remaining directors.

      Generally, the net assets of the insurance subsidiaries available for transfer to the Company are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Payments of dividends in excess of such amounts would generally require approval by the regulatory authorities. Based upon statutory net gain from operations and surplus of the individual insurance companies as of and for the year ended December 31, 2003 approximately $4,300,000 of dividends could be paid to the Company without prior regulatory approval in 2004.

      CICA, CUSA, Combined, FAIC, MACLIC and SAIC have calculated their risk based capital (RBC) in accordance with the National Association of Insurance Commissioners' Model Rule and the RBC rules as adopted by their respective state of domicile. The RBC as calculated for CICA, CUSA, Combined, FAIC, MACLIC and SAIC as of December 31, 2003 exceeded levels requiring company or regulatory action.

(7)   MERGERS AND ACQUISITIONS

      On March 19, 2002, the Company acquired Combined in exchange for 752,701 shares of its Class A common stock. On March 19, 2002, the Company also acquired Lifeline in exchange for 304,928 shares of its Class A common stock.

      On February 18, 2003, the Company acquired First Alliance in exchange for 2,560,994 shares of its Class A common stock.

      On November 18, 2003, the Company acquired Mid-American in exchange for 774,229 shares of its Class A common stock.

(8)   CONTINGENCIES

      On April 24, 2003, the Court of Appeals for the Third District of Texas affirmed in part and modified in part, a July 31, 2002, class action certification granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 styled Delia Bolanos Andrade, et al v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies sold to certain non-U.S. residents by CICA are actually securities that were offered or sold in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to an overseas trust for the purchase of the Company's Class A common stock. The remedy sought is rescission of the insurance premium payments. The Company has filed a Petition for Review with the Supreme Court of Texas for review of the decision of the Court of Appeals. Review by the Texas Supreme Court is discretionary. The Company believes the Plaintiffs' claim under the Texas Securities Act is not valid and the class defined is not appropriate for class certification and does not meet the legal requirements for class action treatment under Texas law. Recent decisions from the Texas Supreme Court indicate a more defense-oriented approach to class certification cases, especially in class action cases encompassing claimants from more than one state or jurisdiction.

      The Company expects the Texas Supreme Court will grant the Company's Petition for Review and will ultimately rule in the Company's favor, decertify the class and remand the matter to district court for further action. It is the Company's intention to vigorously defend the request for class certification, as well as to defend vigorously against the individual claims. During the time of the Company's appeal to the Texas Supreme Court, there will be no further district court proceedings in the case. The Company is unable to determine the potential magnitude of the claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although the Company would expect a significant adverse financial impact relating to any final class action judgment.

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

      Reserves for claims payable are based on the expected claim amount to be paid after a case-by-case review of the facts and circumstances relating to each claim. A contingency exists with regard to these reserves until the claims are adjudicated and paid.

(9)   SEGMENT INFORMATION

      The Company has three reportable segments: International Life Business, Domestic Health Business and Domestic Life Business. During 2003, the Company changed its reportable segments by further segmenting the Domestic Business into its Health and Life components to reflect the growth, through acquisition, of its health insurance segment. The segment information from prior periods has been restated. In prior periods, the Company had two reportable segments: International Business and Domestic Business.

      International Life Business, consisting of ordinary whole-life business, is sold primarily throughout Central and South America. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars paid in the U.S. Domestic Health Business, consisting of accident and health specified disease, hospital indemnity and accidental death policies, is sold throughout the southern U.S. Domestic Life Business, consisting of traditional life, burial insurance and pre-need policies, is sold throughout the southern U.S. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on U.S. GAAP net income before federal income taxes for its three reportable segments.

      Geographic Areas - The following summary represents financial data of the Company's continuing operations based on their location.

                                     2003           2002             2001
                                     ----           ----             ----
      REVENUES
      U.S                        $31,756,796     $23,893,723     $11,991,619
      Non-U.S                     63,345,967      59,110,175      55,655,205
                                 -----------     -----------     -----------
              Total Revenues     $95,102,763     $83,003,898     $67,646,824
                                 ===========     ===========     ===========

      The following summary, representing revenues and pre-tax income from continuing operations and identifiable assets for the Company's reportable segments as of and for the years ended December 31, 2003, 2002 and 2001, is as follows:

                YEARS ENDED DECEMBER 31                       2003              2002             2001
                                                              ----              ----             ----
      Revenue, excluding net investment income and
         realized gains (losses)
           Domestic Life                                  $ 11,560,524      $  6,317,028      $  4,601,044
           Domestic Health                                  14,784,958        13,473,966         5,059,843
           International Life                               52,551,901        48,960,520        44,837,871
                                                          ------------      ------------      ------------
      Total consolidated revenue                          $ 78,897,383      $ 68,751,514      $ 54,498,758
                                                          ============      ============      ============

      Net investment income:
           Domestic Life                                  $  4,594,403      $  3,769,232      $  2,199,690
           Domestic Health                                     188,103           333,360           157,351
           International Life                                9,539,769        10,149,315        10,939,440
                                                          ------------      ------------      ------------
      Total consolidated net investment
           income                                         $ 14,322,275      $ 14,251,907      $ 13,296,481
                                                          ============      ============      ============

      Amortization expense:
           Domestic Life                                  $  4,216,119      $  1,253,718      $    498,376
           Domestic Health                                   5,665,479         2,422,896         1,397,710
           International Life                                9,035,478         8,890,785         8,581,042
                                                          ------------      ------------      ------------
      Total consolidated amortization
           expense                                        $ 18,917,076      $ 12,567,399      $ 10,477,128
                                                          ============      ============      ============

      Realized gains (losses)
           Domestic Life                                  $    628,808      $        137      $    (26,309)
           Domestic Health                                          --                --                --
           International Life                                1,254,297               340          (122,106)
                                                          ------------      ------------      ------------


      Total consolidated realized gains (losses)          $  1,883,105      $        477      $   (148,415)
                                                          ============      ============      ============

      Income (loss) before federal
           income tax:
           Domestic Life                                  $   (302,259)     $  2,678,127      $    485,053
           Domestic Health                                  (1,369,040)         (538,643)          344,224
           International Life                                4,959,621         3,399,542         4,199,353
                                                          ------------      ------------      ------------
      Total consolidated income before Federal income
         taxes                                            $  3,288,322      $  5,539,026      $  5,028,630
                                                          ============      ============      ============

                                                               2003             2002
                                                               ----             ----
      Assets as of December 31:
           Domestic Life                                   $139,642,798     $102,982,620
           Domestic Health                                   15,827,325       15,059,088
           International Life                               234,623,174      208,249,293
                                                           ------------     ------------
      Total                                                $390,093,297     $326,291,001
                                                           ============     ============

Major categories of premiums are summarized as follows:

                                                  YEAR ENDED DECEMBER 31,
                                      -------------------------------------------
                                         2003             2002            2001
                                         ----             ----            ----
Premiums and annuity and
   universal life considerations:
    Ordinary life                     $60,395,058     $54,033,409     $48,142,397
    Annuity and universal life          2,383,768         283,185         216,905
    Group life                            463,629         420,321         543,792
    Accident and health                14,784,958      13,473,966       5,059,843
                                      -----------     -----------     -----------
Total premiums                        $78,027,413     $68,210,881     $53,962,937
                                      ===========     ===========     ===========

The following table sets forth the Company's total yearly percentage of premiums income by geographic area for the years indicated:

AREA                                    2003              2002              2001
----                                    ----              ----              ----
Colombia                                20.4%             21.2%             21.9%
Argentina                               11.8              16.3              23.3
Venezuela                                6.9               7.4               7.8
Uruguay                                  5.2               6.8              10.2
Other Foreign                           22.3              19.6              19.2
Texas                                   13.3              14.0               4.2
Kentucky                                 7.1                .1                .1
Oklahoma                                 5.9               6.3               4.6
Mississippi                              2.5               3.0               4.0
Other States                             4.6               5.3               4.7
                                       -----             -----             -----
TOTAL                                  100.0%            100.0%            100.0%
                                       =====             =====             =====

(10)  INCOME TAXES

      A reconciliation of Federal income tax expense computed by applying the Federal income tax rate of 34% to income before Federal income tax expense is as follows:

                                              2003             2002            2001
                                              ----             ----            ----
      Computed normal tax expense         $ 1,118,030      $ 1,883,269      $ 1,709,734
      Small life insurance company
          deduction                          (320,324)        (565,769)        (612,000)
      Amortization of excess of costs
          over net assets acquired                 --               --          202,439
      Adjustment of prior year
          current taxes                      (658,980)         (29,963)        (276,492)
      Other                                    23,331           (2,728)          41,836
                                          -----------      -----------      -----------
      Federal income tax expense          $   162,057      $ 1,284,809      $ 1,065,517
                                          ===========      ===========      ===========

      Income tax expense benefit for the years ended December 31, 2003, 2002 and 2001 consists of:

                                      2003              2002            2001
                                      ----              ----            ----
      Current                     $   249,869       $   492,593      $   646,636
      Deferred                        (87,812)          792,216          418,881
                                  -----------       -----------      -----------
                                  $   162,057       $ 1,284,809      $ 1,065,517
                                  ===========       ===========      ===========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below.

                                                                        2003              2002
                                                                        ----              ----
      Deferred tax assets:
           Future policy benefit reserves                          $ 17,612,495      $ 17,988,126
           Net operating loss carryforwards                           4,330,141           892,713
           Due and accrued dividends and expenses                       559,180           690,050
           Other                                                        264,496           283,772
                                                                   ------------      ------------
                 Total gross deferred tax assets                     22,766,312        19,854,661
             Valuation allowance                                     (1,318,931)               --
                                                                   ------------      ------------
                    Total gross deferred tax assets net of
                         valuation allowance                         21,447,381        19,854,661
      Deferred tax liabilities:

           Deferred policy acquisition costs, cost of customer
           relationships acquired and intangible assets              18,550,176        16,051,938

           Reinsurance                                                       --           652,595
           Investments available-for-sale                               655,329         1,845,289
           Other                                                        354,828           225,854
                                                                   ------------      ------------
                 Total gross deferred tax liabilities                19,560,033        18,775,676
                                                                   ------------      ------------
                 Net deferred tax asset                            $  1,887,048      $  1,078,985
                                                                   ============      ============

      In connection with the acquisitions of First Alliance and Mid-American, a valuation allowance of $1,318,931 was established to reduce deferred tax assets to the amount that is more likely than not to be realized.

      In addition, the acquisitions of First Alliance, Mid-American and Combined and Lifeline resulted in the recognition of deferred tax liabilities of $376,485, $93,224 and $123,430 in accordance with SFAS No. 141, "Business Combinations." A summary of the changes in the components of deferred federal income taxes for 2003 and 2002 is as follows:

                                                        2003            2002
                                                        ----            ----
      Deferred tax assets (liabilities):
           Balance January 1                        $ 1,078,985      $ 3,465,138
           Deferred tax benefit (expense)                87,812         (792,216)

           Acquisition of Combined and Lifeline              --         (123,430)

           Acquisition of First Alliance               (376,484)              --

           Acquisition of Mid-American                  (93,223)              --
           Investments available-for-sale             1,189,958       (1,470,507)
                                                    -----------      -----------
                 Balance December 31                $ 1,887,048      $ 1,078,985
                                                    ===========      ===========

      The Company and its subsidiaries had net operating losses at December 31, 2003 available to offset future taxable income of approximately $11,809,000 for Federal income tax substantially all of which expire through 2021. A portion of the net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code. As a result of the Company's income and the nature of the items from which its deferred tax assets are derived, the Company has determined that it is more likely than not that its deferred tax assets, net of the established valuation allowance, will be realized.

      At December 31, 2003, the Company had accumulated approximately $3,291,000 in its "policyholders' surplus account." This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated. No new additions will be made to this account. Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to the shareholder, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction. The Company does not anticipate any transactions that would cause any part of this amount to become taxable. However, should the balance at December 31, 2003 become taxable, the tax computed at present rates would be approximately $1,119,000.

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

                                             2003                              2002
                                 -----------------------------     -----------------------------
                                   CARRYING          FAIR            CARRYING          FAIR
                                    AMOUNT           VALUE            AMOUNT           VALUE
                                    ------           -----            ------           -----
      Financial assets:
        Fixed maturities         $249,205,865     $250,984,736     $203,161,762     $205,128,725
        Equity securities           1,142,352        1,142,352          639,316          639,316
        Cash and cash
          equivalents              15,016,254       15,016,254       19,211,802       19,211,802

        Mortgage Loans                547,469          698,063          619,084          738,100

      Financial liabilities:
           Annuities               15,309,266       15,309,226        3,226,834        3,226,834

      Fair values for fixed income securities and equity securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

      Mortgage loans are secured principally by residential properties. Weighted average interest rates for these loans as of December 31, 2003 and 2002, were approximately 8.3% and 8.9%, respectively, with maturities ranging from one to fifteen years. Management estimated the 2003 fair value using an interest rate of 6.2% and the 2002 fair value using an interest rate of 6.6%.

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

      Policy loans have a weighted average interest rate of 7.4% and 7.6% as of December 31, 2003 and 2002, respectively, and have no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies that the Company has in-force and cannot be valued separately.

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

(12)  OTHER COMPREHENSIVE INCOME (LOSS)

      The changes in the components of other comprehensive income (loss) are reported net of income taxes of 34% for the periods indicated as follows:

                                                  YEAR ENDED DECEMBER 31, 2003
                                         --------------------------------------------
                                           PRE-TAX            TAX             NET
                                           AMOUNT            EFFECT          AMOUNT
                                           ------            ------          ------
Unrealized loss on securities:
    Unrealized holding loss
      arising during the period          $(2,250,059)     $   765,021     $(1,485,038)
Add: reclassification adjustment
    for gains included in net income      (1,249,821)         424,941        (824,880)
                                         -----------      -----------     -----------
Other comprehensive income               $(3,499,880)     $ 1,189,962     $(2,309,918)
                                         ===========      ===========     ===========

                                                YEAR ENDED DECEMBER 31, 2002
                                         --------------------------------------------
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
                                         ===========      ===========     ===========

                                                 YEAR ENDED DECEMBER 31, 2001
                                         --------------------------------------------
                                           PRE-TAX            TAX             NET
                                           AMOUNT            EFFECT          AMOUNT
                                           ------            ------          ------
Unrealized gain on securities:
    Unrealized holding gain
      arising during the period          $ 1,886,498      $  (641,409)    $ 1,245,089
Less: reclassification adjustment
    for gains included in net income         303,887         (103,322)        200,565
                                         -----------      -----------     -----------
Other comprehensive income               $ 2,190,385      $  (744,731)    $ 1,445,654
                                         ===========      ===========     ===========

(13)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following table contains selected unaudited consolidated financial data for each calendar quarter.

                                                          2003
                            -----------------------------------------------------------------
                               FOURTH            THIRD            SECOND             FIRST
                               QUARTER          QUARTER           QUARTER           QUARTER
                               -------          -------           -------           -------
Revenues                    $ 26,866,996      $ 25,014,247     $ 23,516,018      $ 19,705,502
Expenses                      24,892,692        23,166,905       23,619,892        20,134,952
Federal income tax
    expense (benefit)           (210,844)          532,898          (69,554)          (90,443)
Net income (loss)              2,185,148         1,314,444          (34,320)         (339,007)
Basic and diluted
    earnings (loss) per
    share                            .06               .04              .00              (.01)

                                                  2002
                         ----------------------------------------------------------
                           FOURTH           THIRD          SECOND           FIRST
                           QUARTER         QUARTER         QUARTER         QUARTER
                           -------         -------         -------         -------
Revenues                 $23,684,268     $22,253,889     $21,296,992     $15,768,749
Expenses                  21,996,828      21,834,228      19,923,701      13,710,115
Federal income tax
  expense                    332,859         196,729         199,390         555,831
Net income                 1,354,581         222,932       1,173,901       1,502,803
Basic and diluted
  earnings per share             .04             .01             .04             .05

(14)  SUBSEQUENT EVENTS

On March 4, 2004, a special meeting of the shareholders was held and the following items were approved:

1) The Company's Articles of Incorporation were amended to increase the number of shares of its Class A common stock from 50,000,000 to 100,000,000 shares and increase the number of authorized shares of its Class B common stock from 1,000,000 to 2,000,000 shares.

2) The Company's Articles of Incorporation were amended to create an authorized class of 25,000,000 shares of preferred stock available for future issuance in series with terms and preferences designated by the Company's Board of Directors.

3) The Company's Articles of Incorporation were amended to increase the maximum number of directors on its Board of Directors from nine to up to 15 members.

On March 9, 2004, the Company entered into a coinsurance agreement, effective January 1, 2004, and ceded approximately $15 million of its annual accident and health premium and corresponding benefits and claims. In consideration for this cession, the Company will make a closing settlement payment in April 2004 of approximately $10 million to the reinsurer representing the statutory accident and health reserves and liabilities at January 1, 2004. Due to this cession, the Company will also reduce its deferred policy acquisition costs and cost of customer relationships acquired related to the accident and health insurance business covered in this agreement by approximately $2 million and $3 million, respectively. The Company does not anticipate that this reinsurance agreement will have a material effect on the financial position, results of operations or liquidity of the Company. The coinsurance agreement provides that this ceded business will revert to the reinsurer when a parallel assumption reinsurance agreement is approved by the various state insurance departments holding jurisdiction. Such approval is expected during 2004.

                                                                     SCHEDULE II

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                        STATEMENTS OF FINANCIAL POSITION

                           DECEMBER 31, 2003 AND 2002

                                                              2003               2002
                                                              ----               ----
Assets

Investment in subsidiaries (1)                            $ 121,672,194      $  96,195,418
Fixed maturities available-for-sale, at fair value            3,186,281          2,589,282
Accrued investment income                                        59,870             23,918
Real estate                                                     918,336            796,556
Cash                                                            117,647          1,292,334
Other assets                                                  2,032,817          1,841,247
                                                          -------------      -------------
                                                          $ 127,987,145      $ 102,738,755
                                                          =============      =============

Liabilities and Stockholders' Equity
Liabilities -
    Accrued expense and other                             $     960,423      $     946,450
                                                          -------------      -------------

Stockholders' equity:
    Common stock:
        Class A                                             178,065,965        129,125,099
        Class B                                               2,437,052          1,870,389
    Retained deficit                                        (46,077,094)       (25,887,787)
    Accumulated other comprehensive income:
        Unrealized investment gain of
          securities held by subsidiaries, net of tax         1,272,107          3,582,025
    Treasury stock                                           (8,671,308)        (6,897,421)
                                                          -------------      -------------
                                                          $ 127,026,722      $ 101,792,305
                                                          -------------      -------------
                                                          $ 127,987,145      $ 102,738,755
                                                          =============      =============

(1)   Eliminated in consolidation.

                 See accompanying independent auditors' report.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 2003 AND 2002 AND 2001

                                               2003            2002              2001
                                               ----            ----              ----
Revenues:
    Management service fees (1)           $ 19,570,459     $ 16,139,592     $ 13,529,199
    Investment income                          134,546          154,081          178,815
    Other                                       12,472            5,341            6,541
    Realized gain                                4,450           23,971           18,857
                                          ------------     ------------     ------------
                                            19,721,927       16,322,985       13,733,412
                                          ------------     ------------     ------------
Expenses:
    General                                 19,080,752       15,640,428       12,273,653
    Taxes                                      580,490          639,881        1,495,025
                                          ------------     ------------     ------------

                                            19,661,242       16,280,309       13,768,678
                                          ------------     ------------     ------------
Income (loss) before equity in income
    of unconsolidated subsidiaries              60,685           42,676          (35,266)

Equity in income of unconsolidated
    subsidiaries                             3,065,580        4,211,541        3,998,379
                                          ------------     ------------     ------------
            Net income                    $  3,126,265     $  4,254,217     $  3,963,113
                                          ============     ============     ============

(1)   Eliminated in consolidation.

                 See accompanying independent auditors' report.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CITIZENS, INC. (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                            2003             2002            2001
                                                                            ----             ----            ----
Cash flows provided by (used in) operating
    activities:
    Net income                                                          $ 3,126,265      $ 4,254,217      $ 3,963,113
    Adjustments to reconcile net income to net
        cash provided by operating activities:
            Realized gains on sales                                          (4,450)         (23,971)         (18,857)

            Equity in net income of unconsolidated subsidiaries          (3,065,580)      (4,211,541)      (3,998,379)
            Accrued expenses and other liabilities                           13,973          113,537          412,620
            Change in accrued investment income                             (35,952)           6,359           14,406
            Other                                                          (425,025)          35,881          354,325
                                                                        -----------      -----------      -----------

                Net cash provided by (used in) operating activities        (390,769)         174,482          727,228
                                                                        -----------      -----------      -----------
Cash flows from investing activities:

    Purchase of fixed maturities, available-for-sale                     (3,750,000)      (2,237,762)      (3,022,974)

    Maturities of fixed maturities, available-for-sale                    3,110,000        2,405,000        2,865,000
    Payments on notes receivable                                                 --               --          200,000
    Investment in real estate                                              (143,918)              --          (38,913)
                                                                        -----------      -----------      -----------

                Net cash provided by (used in) investing activities        (783,918)         167,238            3,113
                                                                        -----------      -----------      -----------
Net increase (decrease) in cash                                          (1,174,687)         341,720          730,341
Cash at beginning of year                                                 1,292,334          950,614          220,273
                                                                        -----------      -----------      -----------
Cash at end of year                                                     $   117,647      $ 1,292,334      $   950,614
                                                                        ===========      ===========      ===========

See accompanying independent auditors' report.

                                                                    SCHEDULE III

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                       SUPPLEMENTARY INSURANCE INFORMATION

                        AS OF DECEMBER 31, 2003 AND 2002

                                                                         DECEMBER 31
                                                               -----------------------------

                                                                       2003             2002
                                                                       ----             ----
Deferred policy acquisition cost:
     Domestic Life                                             $ 17,471,040     $ 14,253,092
     Domestic Health                                              2,348,881        2,019,009
     International Life                                          29,910,651       28,707,256
                                                               ------------     ------------

Total consolidated deferred policy
   acquisition costs:                                          $ 49,730,572     $ 44,979,357
                                                               ============     ============

Future policy benefits, losses, claims and  loss expenses:
     Domestic Life                                             $ 80,092,410     $ 57,237,495
     Domestic Health                                             15,244,873       18,133,484
     International Life                                         143,875,463      132,969,552
                                                               ------------     ------------
Total consolidated future policy benefits,
   losses, claims and loss expenses                            $239,212,746     $208,340,531
                                                               ============     ============

Unearned premiums:
     Domestic Life                                             $    220,267     $    138,858
     Domestic Health                                                 24,965           20,305
     International Life                                             370,084          280,795
                                                               ------------     ------------
Total consolidated unearned premiums                           $    615,316     $    439,958
                                                               ============     ============

Other policy claims and benefits  payable:
     Domestic Life                                             $  5,816,406     $  4,494,215
     Domestic Health                                                     --               --
     International Life                                           8,777,658        7,928,697
                                                               ------------     ------------
Total consolidated other policy claims
   and benefits payable                                        $ 14,594,064     $ 12,422,912
                                                               ============     ============

See accompanying independent auditors' report.

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                 SUPPLEMENTARY INSURANCE INFORMATION, CONTINUED

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                           2003           2002            2001
                                                           ----           ----            ----
Premium revenue and annuity and universal
   life considerations
     Domestic Life                                     $11,270,015     $ 6,161,392     $ 4,506,051
     Domestic Health                                    14,784,958      13,473,966       5,059,843
     International Life                                 51,972,440      48,575,523      44,397,043
                                                       -----------     -----------     -----------
Total consolidated premium revenue                     $78,027,413     $68,210,881     $53,962,937
                                                       ===========     ===========     ===========

Net investment income:
     Domestic Life                                     $ 4,594,403     $ 3,769,232     $ 2,199,690
     Domestic Health                                       188,103         333,360         157,351
     International Life                                  9,539,769      10,149,315      10,939,440
                                                       -----------     -----------     -----------

Total consolidated net investment income               $14,322,275     $14,251,907     $13,296,481
                                                       ===========     ===========     ===========
Benefits, claims, losses and settlement expenses:
     Domestic Life                                     $ 8,245,538     $ 6,498,295     $ 6,394,389
     Domestic Health                                     9,108,577       8,617,726       3,304,927
     International Life                                 34,907,134      32,800,939      29,473,937
                                                       -----------     -----------     -----------
Total consolidated benefits, claims, losses and
   settlement expenses                                 $52,261,249     $47,916,960     $39,173,253
                                                       ===========     ===========     ===========

Amortization of deferred policy acquisition costs:
     Domestic Life                                     $ 1,433,829     $ 1,214,406     $   580,328
     Domestic Health                                     1,761,316         469,254         932,509
     International Life                                  8,611,495       8,355,743       7,055,608
                                                       -----------     -----------     -----------

Total consolidated amortization of deferred
   policy acquisition costs                            $11,806,640     $10,039,403     $ 8,568,445
                                                       ===========     ===========     ===========

Other operating expenses:
     Domestic Life                                     $ 4,063,820     $ 1,304,536     $   824,547
     Domestic Health                                     4,072,961       3,784,273       1,113,166
     International Life                                 10,829,339       9,975,256       8,697,926
                                                       -----------     -----------     -----------
Total consolidated other operating expenses            $18,966,120     $15,064,065     $10,635,639
                                                       ===========     ===========     ===========

See accompanying independent auditors' report.

                                                                     SCHEDULE IV

                  CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   REINSURANCE

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                 CEDED              ASSUMED                           PERCENTAGE
                                              GROSS             TO OTHER          FROM OTHER           NET             OF AMOUNT
                                              AMOUNT            COMPANIES         COMPANIES           AMOUNT         ASSUMED TO NET
                                              ------            ---------         ---------           ------         --------------
Year ended December 31, 2003
    Life insurance in-force               $2,920,533,000     $  301,366,000     $  485,038,000     $3,104,205,000         15.6%
                                          ==============     ==============     ==============     ==============
    Premiums:
        Life insurance                        61,777,374          1,382,316            463,629         60,858,687           .8%
        Accident and health insurance         15,196,554            411,596                 --         14,784,958           --
                                          --------------     --------------     --------------     --------------
     Total premiums                       $   76,973,928     $    1,793,912     $      463,629     $   75,643,645           .6%
                                          ==============     ==============     ==============     ==============

Year ended December 31, 2002
    Life insurance in-force               $2,408,004,000     $  152,103,000     $  318,142,000     $2,574,043,000         12.4%
                                          ==============     ==============     ==============     ==============
    Premiums:
        Life insurance                        55,354,800          1,321,391            420,321         54,453,730           .8%
        Accident and health insurance         14,365,290            891,324                 --         13,473,966           --
                                          --------------     --------------     --------------     --------------
    Total premiums                        $   69,720,090     $    2,212,715     $      420,321     $   67,927,696           .6%
                                          ==============     ==============     ==============     ==============

Year ended December 31, 2001
    Life insurance in-force               $2,416,610,000     $  206,386,000     $  440,023,000     $2,650,247,000         16.6%
                                          ==============     ==============     ==============     ==============
    Premiums:
        Life insurance                        49,865,195          1,722,798            543,792         48,686,189          1.1%
        Accident and health insurance          5,649,277            589,434                 --          5,059,843           --
                                          --------------     --------------     --------------     --------------
    Total premiums                        $   55,514,472     $    2,312,232     $      543,792     $   53,746,032          1.0%
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

                                           CITIZENS, INC.


Date: March 9, 2004                    By: /s/ Rick D. Riley
                                          --------------------------------------
                                          Rick D. Riley, Chief Executive Officer


                                       By: /s/ Rick D. Riley
                                          --------------------------------------
                                          Mark A. Oliver, President and Treasure

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

                              Dated: March 9, 2004

/s/ Mark A. Oliver                             /s/ Harold E. Riley
------------------------------                 ---------------------------------
Mark A. Oliver, Director                       Harold E. Riley, Chairman of the
                                               Board and Director

/s/ Dr. Richard C. Scott                       /s/ Timothy T. Timmerman
------------------------------                 ---------------------------------
Dr. Richard C. Scott, Director                 Timothy T. Timmerman, Director


/s/ Rick D. Riley                              /s/ Steve Shelton
------------------------------                 ---------------------------------
Rick D. Riley, Director                        Steve Shelton, Director


/s/ Dr. E. Dean Gage
------------------------------
Dr. E. Dean Gage, Director

                                    EXHIBITS

Exhibit Number    Description of Exhibits
--------------    -----------------------
3.1               Restated and Amended Articles of Incorporation *

3.2               Bylaws (a)

10.1              Self-Administered Automatic Reinsurance Agreement - Citizens
                  Insurance Company of America and Riunione Adriatica di
                  Sicurta, S.p.A. (b)

10.2              Bulk Accidental Death Benefit Reinsurance Agreement between
                  Connecticut General Life Insurance Company and Citizens
                  Insurance Company of America, as amended (c)

10.4              Plan and Agreement of Exchange between Citizens, Inc. and
                  Combined Underwriters Life Insurance Company (d)

10.5              Plan and Agreement of Exchange between Citizens, Inc. and
                  Lifeline Underwriters Life Insurance Company (e)

10.6              Plan and Agreement of Merger by and among Citizens, Inc.,
                  Citizens Acquisition, Inc. and First Alliance Corporation. (f)

10.7              Plan and Agreement of Merger by and among Citizens, Inc.,
                  Citizens Acquisition, Inc. and Mid-American Alliance
                  Corporation. (g)

11 Statement re: Computation of per share earnings (see Item 8 of this report)

21                Subsidiaries of the Registrant*

23.1              Consent of KPMG LLP *

31.1              Certification of Chief Executive Officer required by Section
                  302 of the Sarbanes-Oxley Act of 2002.*

31.2              Certification of Chief Financial Officer required by Section
                  302 of the Sarbanes-Oxley Act of 2002.*

32.1              Certification required by Section 906 of the Sarbanes-Oxley
                  Act of 2002.*

32.2              Certification required by Section 906 of the Sarbanes-Oxley
                  Act of 2002.*

----------
*     Filed herewith.

(a) Filed with the Registrant's Registration Statement on Form S-4, Registration No. 33-59039, filed with the Commission on May 2, 1995.

(b) Filed as exhibit 10.8 with the Registration Statement on Form S-4., SEC File No. 333-16163, filed on or about November 14, 1996.

(c) Filed as exhibit 10.9 with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(d) Filed as Appendix A with the Registrant's Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002 and incorporated herein by reference.

(e) Filed as Appendix B with the Registrant's Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(f) Filed as Appendix A of the Registration Statement on Form S-4, Registration No. 333-102016 dated December 19, 2002, and incorporated herein by reference.

(g) Filed as Appendix A with the Registrant's Registration Statement on Form S-4, Registration No. 333-106128 dated June 13, 2003, and incorporated herein by reference.