Form 10-Q
period 2004-03-31
CITIZENS INC
filed 2004-05-10
CIK 24090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                     March 31, 2004

or

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

[X] Yes   [   ] No

     As of May 1, 2004, the Registrant had 34,935,419 shares of Class A common stock, no par value, outstanding and 874,935 shares of Class B common stock, no par value, outstanding.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
March 31, 2004 and December 31, 2003

	(Unaudited)
	March 31,	December 31,
	2004	2003
Assets
Investments:
Fixed maturities held-to-maturity, at amortized cost (fair value $14,072,630 in 2004 and $13,478,770 in 2003)	$11,775,225	$11,699,899
Fixed maturities available-for-sale, at fair value (cost $222,652,845 in 2004 and $235,934,858 in 2003)	226,462,308	237,505,966
Equity securities, available-for-sale, at fair value (cost $748,428 in 2004 and $786,026 in 2003)	1,135,645	1,142,352
Mortgage loans on real estate (net of reserve of $50,000 in 2004 and 2003)	529,624	547,469
Policy loans	21,552,660	21,873,634
Other long-term investments	2,478,104	2,418,812

Total investments	263,933,566	275,188,132
Cash and cash equivalents	32,651,200	15,016,254
Accrued investment income	2,342,440	3,341,483
Reinsurance recoverable	18,412,731	3,337,761
Deferred policy acquisition costs	48,526,315	49,730,572
Other intangible assets	3,214,487	3,086,165
Deferred Federal income tax asset	1,083,920	1,887,048
Cost of customer relationships acquired	13,420,313	16,884,456
Excess of cost over net assets acquired	12,663,862	12,938,862
Property, plant and equipment	5,833,153	5,942,726
Other assets	2,823,774	2,739,838

Total assets	$404,905,761	$390,093,297

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
March 31, 2004 and December 31, 2003

	(Unaudited)
	March 31,	December 31,
	2004	2003
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefit reserves	$235,841,277	$233,564,458
Dividend accumulations	4,805,292	4,823,504
Premium deposits	6,565,072	6,509,089
Policy claims payable	5,121,278	5,648,288
Other policyholders’ funds	4,089,168	3,876,787

Total policy liabilities	256,422,087	254,422,126
Commissions payable	1,803,023	2,272,216
Funds withheld under coinsurance agreements	10,469,549	—
Federal income tax payable	405,421	613,123
Payable for securities in the process of settlement	5,350,000	3,750,000
Other liabilities	1,559,514	2,009,110

Total liabilities	276,009,594	263,066,575
Stockholders’ Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 37,674,293 shares issued in 2004 and 2003, including shares in treasury of 2,738,874 in 2004 and 2003	178,065,965	178,065,965
Class B, no par value, 2,000,000 shares authorized, 874,935 shares issued and outstanding in 2004 and 2003	2,437,052	2,437,052
Retained deficit	(45,705,351)	(46,077,094)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	2,769,809	1,272,107

	137,567,475	135,698,030
Treasury stock, at cost	(8,671,308)	(8,671,308)

Total stockholders’ equity	128,896,167	127,026,722

Total liabilities and stockholders’ equity	$404,905,761	$390,093,297

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2004 and 2003

(Unaudited)

	Three months ended March 31,
	2004	2003
Revenues:
Premiums	$15,121,602	$15,937,561
Annuity and universal life considerations	917,237	84,550
Net investment income	3,874,328	3,427,907
Realized gains	39,212	53,938
Other income	152,584	201,546

Total revenues	20,104,963	19,705,502
Benefits and expenses:
Insurance benefits paid or provided:
Increase (decrease) in future policy benefit reserves	2,676,246	(1,536,691)
Policyholders’ dividends	731,189	706,589
Claims and surrenders	8,642,224	9,727,997
Annuity expenses	3,122	36,787

Total insurance benefits paid or provided	12,052,781	8,934,682
Commissions	3,773,308	3,572,895
Other underwriting, acquisition and insurance expenses	3,436,235	4,942,378
Capitalization of deferred policy acquisition costs	(3,641,732)	(3,236,172)
Amortization of deferred policy acquisition costs	2,648,555	2,910,803
Amortization of cost of customer relationships acquired and other intangibles	724,761	3,010,366
Loss on coinsurance agreements	634,461	—

Total benefits and expenses	19,628,369	20,134,952

Income (loss) before Federal income tax	476,594	(429,450)
Federal income tax expense (benefit)	104,851	(90,443)

Net income (loss)	$371,743	$(339,007)

Per Share Amounts:
Basic and diluted income (loss) per share of common stock	$0.01	($0.01)

Weighted average shares outstanding	35,810,354	33,477,794

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003

(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$371,743	$(339,007)
Adjustments to reconcile net loss to net cash provided by operating activities:
Realized gains on sale of investments and other assets	(39,212)	(53,938)
Loss on coinsurance agreements	634,461	—
Net deferred policy acquisition costs	(993,177)	(325,369)
Amortization of cost of customer relationships acquired and other intangibles	724,761	3,010,366
Depreciation	176,703	187,139
Deferred Federal income tax	31,586	52,002
Change in:
Accrued investment income	999,043	457,315
Reinsurance recoverable	(114,562)	(953,147)
Future policy benefit reserves	2,276,819	961,706
Other policy liabilities	(276,858)	439,663
Federal income tax	(207,702)	(403,039)
Commissions payable and other liabilities	(960,615)	(1,609,447)
Other, net	(140,895)	(83,477)

Net cash provided by operating activities	2,482,095	1,340,767
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	1,317,657	101,500
Sale of equity securities, available-for-sale	37,532	481,033
Maturity of fixed maturities, available-for-sale	32,133,446	47,438,360
Purchase of equity securities, available-for-sale	—	(104)
Purchase of fixed maturities, available-for-sale	(18,549,687)	(22,865,557)
Principal payments on mortgage loans	17,845	13,083
Sale of other long-term investments and property, plant and equipment	67,473	—
Cash from acquisitions	—	3,869,228
Decrease (increase) in policy loans, net	320,974	(77,150)

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Three Months Ended March 31, 2004 and 2003

(Unaudited)

	Three months ended March 31,
	2004	2003
Purchase of other long-term investments and property, plant and equipment	$(192,389)	$(241,504)

Net cash provided by investing activities	15,152,851	28,718,889

Net increase in cash and cash equivalents	17,634,946	30,059,656
Cash and cash equivalents at beginning of period	15,016,254	19,211,802

Cash and cash equivalents at end of period	$32,651,200	$49,271,458

Supplemental:
Cash paid during the period for income taxes	$280,967	$244,388

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In the first quarter of 2003, the Company issued 2,560,994 Class A common shares in connection with the acquisition of First Alliance Corporation. In conjunction with the acquisitions, cash and cash equivalents were provided by acquisitions as follows:

Fair value of capital stock issued	$17,194,513
Fair value of tangible assets acquired excluding cash and cash equivalents	(21,448,888)
Fair value of intangible assets acquired	(12,243,483)
Liabilities assumed	20,367,086

Cash and cash equivalents provided by mergers and acquisitions	$3,869,228

Issuance of 2,560,994 Class A shares	$17,194,513

On March 9, 2004, the Company entered into coinsurance agreements, effective January 1, 2004, ceding the majority of its accident and health premiums and corresponding benefits and claims. Due to this cession, the Company ceded its January 1, 2004, deferred policy acquisition costs and cost of customer relationships acquired and increased reinsurance recoverable and funds withheld under coinsurance agreements by $2,197,434, $2,886,060, $14,960,408 and $10,439,830, respectively, resulting in a loss of $634,461 and a deferred gain of $71,545 that will be amortized to earnings over the remaining settlement period of the accident and health coinsurance agreements.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

(Unaudited)

(1) Financial Statements

The interim consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977, and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Citizens USA Life Insurance Company (CUSA), Citizens National Life Insurance Company (Citizens National), formerly Combined Underwriters Life Insurance Company, First Alliance Corporation (First Alliance), First Alliance Insurance Company (FAIC), Alliance Insurance Management, Inc. (AIM), KYWIDE Insurance Management, Inc. (KYWIDE), Mid-American Alliance Corporation (Mid-American), Mid American Century Life Insurance Company (MACLIC), Security Alliance Insurance Company (SAIC), Mid-American Associates Agency, Inc. (MAAAI), Mid-American Alliance Insurance Agency, Inc. (MAAIA) and Industrial Benefits, Inc. (IBI). Citizens and its consolidated subsidiaries are collectively referred to as “the Company.”

The statement of financial position for March 31, 2004, the statements of operations for the three-month periods ended March 31, 2004 and 2003, and the statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2004, and for comparative periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003, Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2004, are not necessarily indicative of the operating results for the full year.

(2) Coinsurance Agreements

On March 9, 2004, the Company entered into coinsurance agreements, effective January 1, 2004, and ceded approximately $15 million of its annual accident and health premium and corresponding benefits and claims. In consideration for these cessions, the Company has a liability for funds held under reinsurance agreements of $10,496,549 as of March 31, 2004 and will make a closing settlement payment of this amount to the reinsurer in May 2004. Due to this cession, the Company also ceded its January 1, 2004 deferred policy acquisition costs, cost of customer relationships acquired and policy benefit reserve by $2,197,434, $2,886,060 and $14,960,408, respectively, and recorded an initial amount payable to the reinsurer of $10,439,830, resulting in a loss of $634,461 and a deferred gain of $71,545 that will be amortized to earnings over the remaining settlement period of the accident and health coinsurance agreement. The coinsurance agreement provides that this ceded business will revert to the reinsurer when a parallel assumption reinsurance agreement is approved by the various state insurance departments holding jurisdiction. Such approval is expected during 2004. The Company also participates in future profits on the accident and health business subject to the coinsurance agreements over a 10-year period.

(3) Revolving Line of Credit

On March 22, 2004, the Company entered into a revolving loan agreement establishing a commitment for a line of credit of $30,000,000 that matures on March 22, 2005. The line of credit has a cap of $5,000,000 for general corporate purposes not related to the acquisition of insurance companies and any borrowings up to the cap for general corporate purposes are unsecured. The line of credit bears interest at the lesser of the thirty-day LIBOR plus 180 basis points or the highest lawful rate. The Company paid a loan origination fee in the amount of 37.5 basis points of the line of credit. The loan is secured by 100% of the common stock of any company acquired by the Company or any of its subsidiaries if the line of credit is used for any part of the acquisition. As of March 31, 2004 the Company had not made any draws against this revolving line of credit.

(4) Segment Information

The Company has three reportable segments: International Life Business, Domestic Health Business and Domestic Life Business. During 2003, the Company changed its reportable segments by further segmenting the Domestic Business into its Health and Life components to reflect the growth, through acquisition, of its health insurance segment. The segment information from 2003 has been restated. In prior periods, the Company had two reportable segments: International Business and Domestic Business.

International Life Business, consisting of ordinary whole-life business, is sold primarily throughout Central and South America. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars and paid in the U.S. Domestic Health Business, consisting of accident and health specified disease, hospital indemnity and accidental death policies, is sold throughout the southern U.S. Domestic Life Business, consisting of traditional life, burial insurance and pre-need policies, is sold throughout the Southern U.S. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies included in the Company’s annual consolidated financial statements for the year ended December 31, 2003. The Company evaluates performance based on U.S. GAAP income before federal income taxes for its three reportable segments.

Geographic Areas - The following summary represents financial data of the Company’s continuing operations based on their location.

	Three months ended March 31,
	2004	2003
Revenues:
U.S.	$4,513,850	$7,123,032
Non-U.S.	15,591,113	12,582,470

Total Revenues	$20,104,963	$19,705,502

The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company’s reportable segments for the periods indicated is as follows:

	Three months ended March 31,
	2004	2003
Revenue, excluding net investment income and realized gains:
Domestic Life	$3,423,348	$1,918,506
Domestic Health	211,857	3,945,929
International Life	12,556,218	10,359,222

Total consolidated revenue, excluding net investment income and realized gain on investments	$16,191,423	$16,223,657

Net investment income:
Domestic Life	$869,842	$1,184,728
Domestic Health	—	54,372
International Life	3,004,486	2,188,807

Total consolidated net investment income	$3,874,328	$3,427,907

Amortization expense:
Domestic Life	$1,049,172	$2,232,012
Domestic Health	7,774	1,445,133
International Life	2,316,370	2,244,024

Total consolidated amortization expense	$3,373,316	$5,921,169

Realized gain on sale of investments and other assets:
Domestic Life	$8,804	$19,497
Domestic Health	—	—
International Life	30,408	34,441

Total consolidated realized gain on sale of investments and other assets	$39,212	$53,938

	Three months ended March 31,
	2004	2003
Income (loss) before Federal income tax:
Domestic Life	$(139,319)	$342,016
Domestic Health	(605,915)	(618,046)
International Life	1,221,828	(153,420)

Total consolidated income (loss) before Federal income tax	$476,594	$(429,450)

	March 31, 2004	December 31, 2003
Assets:
Domestic Life	$147,464,996	$139,642,798
Domestic Health	10,760,028	15,827,325
International Life	246,680,737	234,623,174

Total	$404,905,761	$390,093,297

Major categories of premiums and annuity and universal life considerations are summarized as follows:

	Three months ended	Three months ended
	March 31, 2004	March 31, 2003
Premiums and universal life considerations:
Ordinary life	$14,793,838	$11,886,552
Annuity and universal life	917,237	84,500
Group life	115,907	105,080
Accident and health	211,857	3,945,929

Total premiums	$16,038,839	$16,022,061

(5) Accumulated Other Comprehensive Income (Loss)

For the three months ended March 31, 2004, the other comprehensive income amounts included in total comprehensive income consisted of unrealized gains on investments in fixed maturities and equity securities available-for-sale of $1,497,702 net of tax and for the same period in 2003 unrealized gains of $1,332,221. Total comprehensive income for the three months ended March 31, 2004 was $1,869,445 and for the same period in 2003 total comprehensive income of $993,214.

(6) Earnings Per Share

Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the three months ended March 31, 2004, were 35,810,354. The weighted average shares outstanding for the three months ended March 31, 2003, were 33,477,794. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% stock dividend paid in 2003. The 2003 stock dividend resulted in the issuance of 2,447,050 Class A shares (including 179,181 shares in treasury) and 57,239 Class B shares. In addition, 2,560,994 Class A shares were issued in February 2003 in conjunction with the acquisition of First Alliance and 774,229 Class A shares were issued in November 2003 for the acquisition of Mid-American.

On March 4, 2004 at a special meeting of the Company’s shareholders the Company’s Articles of Incorporation were amended to increase the number of authorized shares of its Class A and Class B common stock from 50,000,0000 to 100,000,000 and from 1,000,000 to 2,000,000, respectively. In addition, a class of 25,000,000 shares of preferred stock was authorized to be available for future issuance in series with terms and preferences designated by the Company’s Board of Directors. No preferred stock has been issued as of March 31, 2004.

(7) Accounting Pronouncements

In December 2003 the Financial Accounting Standards Board (FASB) issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” that was originally issued in January 2003. This interpretation as revised addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. This interpretation requires certain disclosures in financial statements issued after January 31, 2003. The Company adopted FASB Interpretation No. 46 as revised on December 31, 2003. FASB Interpretation 46 as revised did not have a material effect on the financial position, results of operations or liquidity of the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is generally effective for contracts entered into or modified after September 30, 2003, and all provisions should be applied prospectively. The Company adopted SFAS No. 149 on September 30, 2003. SFAS No. 149 did not have a material effect on the financial position, results of operations or liquidity of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities.” This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). Many of the instruments within the scope of SFAS No. 150 were previously classified as equity. The Company adopted SFAS No. 150 on July 1,

2003. SFAS No. 150 did not have a material effect on the financial position, results of operations or liquidity of the Company.

In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. This statement is effective for fiscal years ending after December 15, 2003. The Company adopted the revision to SFAS No. 132 on December 31, 2003. SFAS No. 132, as revised, did not have a material effect on the financial position, results of operations or liquidity of the Company.

On March 17 – 18, 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 2003-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF Issue No. 03-1 requires evaluations and disclosure about unrealized losses on available-for-sale debt and equity securities account for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The evaluation under EITF Issue No. 03-1 prescribes three sequential steps, the second and third required only if the prior step indicates that it is necessary. The first step is to determine whether an investment is impaired. If an investment is impaired, the second step is to determine whether the investment is other-than-temporary. If the impairment is other-than-temporary, the third step is to recognize the impairment loss in earnings. The guidance for evaluating whether an investment is other-than-temporarily impaired is effective for reporting periods beginning after June 15, 2004. The disclosures were effective for investments accounted for under SFAS No. 115 and SFAS No. 124 in annual financial statements for fiscal years ended after December 15, 2003. For all other investments within the scope of EITF Issue No. 03-1, the disclosures are effective for fiscal years ending after June 15, 2004. The Company adopted the disclosures required by EITF Issue No. 03-1 on December 31, 2003. Based on current operations, the Company does not anticipate that the impairment evaluation promulgated by EITF Issue No. 03-1 will have a material effect on the financial position, results of operations or liquidity of the Company.

(8) Legal Proceedings

On April 24, 2003, the Court of Appeals for the Third District of Texas affirmed in part and modified in part, a July 31, 2002, class action certification granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 styled Delia Bolanos Andrade, et al v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies sold to certain non-U.S. residents by CICA are actually securities that were offered or sold in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to an overseas trust for the purchase of the Company’s Class A common stock. The remedy sought is rescission of the insurance premium payments. The Company has filed a Petition for Review with the Supreme Court of Texas for review of the decision of the Court of Appeals. Review by the Texas Supreme Court is discretionary. The Company believes the Plaintiffs’ claim under the Texas Securities Act is not valid and the class defined is not appropriate for class certification and does not meet the legal requirements for class action treatment under Texas law. Recent decisions from the Texas Supreme Court indicate a more defense-oriented approach to class certification cases, especially in class action cases encompassing claimants from more than one state or jurisdiction.

The Company expects the Texas Supreme Court will grant the Company’s Petition for Review and will ultimately rule in the Company’s favor, decertify the class and remand the matter to district court for further action. It is the Company’s intention to vigorously defend the request for class certification, as well as to defend vigorously against the individual claims. During the time of the Company’s appeal to the Texas Supreme Court, there will be no further district court proceedings in the case. The Company is unable to determine the potential magnitude of the claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although the Company would expect a significant adverse financial impact relating to any final class action judgment.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Three months ended March 31, 2004 and 2003

     Overview

During 2003, the Company focused its efforts on several key areas. The Company’s international life business continued to grow during 2003, despite continuing economic problems in some Latin American markets that historically have been large sources of new premiums. During the year, new marketing organizations were contracted in the Pacific Rim and other locations around the world. Management believes that the remainder of 2004 will see further increases in new production.

The Company’s book of accident and health business continued to be a source of significant overhead and attention. During the latter part of 2003, discussions began with another insurer that culminated in a reinsurance arrangement that was signed in March 2004 whereby the majority of the in force accident and health business was ceded to another reinsurer effective January 1, 2004 (See discussion of Accident and Health business below). As a result of this activity, overhead reductions of $394,000 were achieved in the first quarter of 2004 and management expects to achieve overhead reductions of at least $1 million in 2004.

Development of our USA marketing operations continued. Changes were made in the management of this program in late 2003 and early 2004, and senior company executives have taken over the development program.

Management continues to seek acquisitions that can add value to the Company. During 2003, two transactions were completed. Because of the growth in the Company’s asset base and level of capital, management is exploring opportunities for larger acquisition transactions (those in the $30 million to $75 million purchase price range). A $30 million line of credit was negotiated with Regions Bank during the first quarter of 2004 in order to permit the Company to pursue larger transactions.

Results of Operations

The Company’s operations have historically focused on three areas: international life insurance; USA life insurance; and acquisition of other USA life insurance companies. Beginning in 2002 with the acquisition of Citizens National (formerly Combined), a new area was added, that of USA supplemental accident and health business. The Company has effectively exited the accident and health segment through the cession of virtually all of that business effective January 1, 2004.

International Operations

The acceptance of applications for U.S. dollar-denominated ordinary whole life insurance from high net worth foreign nationals has been the core business for the Company for the past 30 years. Our niche allows the Company to participate in a marketplace where the policies are typically large face amounts, the premiums are paid annually, the persistency is high compared to U.S. policies, the mortality is as good as or better than that experienced in the United States, the caliber of the marketers from whom applications are received for consideration is higher and more professional than that typically seen in the U.S., and there is no advancing of commissions to producers. Overall, we expect our international operations to continue to expand. The number of independent marketers contracted has grown over the past few years. Historically, the majority of such business was focused on Central and South America. During the past two years, applications have been received from thirty-six countries. Our foreign life insurance operations are performed by our primary insurance subsidiary, Citizens Insurance Company of America (“CICA”). Foreign business made up more than 86% of CICA’s premium revenues in 2003.

New submitted premiums for 2003 from the international market totaled more than $13.5 million compared to $13.2 million in 2002. For the first quarter of 2004, submitted annual international premiums were 49.3% higher than the same period in 2003, reflecting a broad-based increase. During late 2002 and into 2003, expansion in the Pacific Rim, particularly in Taiwan, was accomplished. CICA has established relationships with a number of marketing organizations in the Pacific Rim and during 2003 received approximately $2 million in submitted premiums from that region.

Management is pleased with the growth in international production, because several countries from which significant numbers of applications have been received have undergone severe financial crises over the past several years, particularly Argentina and Venezuela. These two countries represent more than 18% of the annual premium income of the Company. During the late 1980’s Argentina became the largest source of new business for CICA, particularly as a new middle class emerged in that country’s society. Because of this emerging middle class, CICA (which has historically only focused on the upper income groups) began offering a plan in Argentina that was designed for this group that was popularly received. When the economic crises occurred, the middle class was severely impacted and CICA experienced a decrease in new business and an increase in surrenders. Since that time, management has refocused the marketing organizations in this area on the high net worth individuals that have historically been the core group of insureds. During 2003, surrenders declined. Management is optimistic that in future years production will increase from this area as the economy recovers. Also during 2003, Venezuela’s economy was dramatically disrupted as the export of oil was halted. This event caused the volume of new business from that country to drop significantly during the year. Management is optimistic that once this situation is resolved, the volume of new business received from that market should return to previous levels. Total premium income from the international market amounted to $12,556,218 during the first three months of 2004 compared to $10,359,222 for the same period of 2003. (See Note 4 of the “Notes to Consolidated Financial Statements” for an analysis of the International Life segment.)

U.S. Operations

The Company’s focus historically has been on the international market because of the key advantages described above. However, throughout the Company’s history, it has always written U.S. business, and through the acquisition of other U.S. life insurers, accumulated more than $11.3 million of annual U.S. life premium.

In 2000, management perceived an opportunity for the Company to serve middle-income American families through the sale of an ordinary whole life insurance product containing a no-load annuity benefit. This product was introduced in Texas in 2000. Since that time, the Company has sought the marketing management necessary to build a U.S. sales organization from scratch and to begin to write the product in volume. After several attempts to bring in such expertise, in early 2004, senior executives in the Company’s home office staff assumed this new management responsibility. We have begun emphasizing the development of a sales force comprised primarily of second career sales associates. Recent acquisitions, such as our acquisition of Mid-American Alliance Corporation in Missouri, have created opportunities to increase production. Mid American Century Life Insurance Company, a Missouri-domiciled life insurer acquired in the acquisition of Mid-American Alliance Corporation, is writing approximately $1.5 million of annual life premium. Through this and other acquisitions, marketing operations are being conducted in several states.

Additionally, through the 2002 acquisition of Combined Underwriters Life Insurance Company, (now Citizens National), the Company acquired a unique vehicle for the recruitment and licensure of marketing associates in the state of Texas. Citizens National’s charter creates what is known as a “Stipulated Premium” company which has the capacity to recruit and train marketers and put them into sales efforts based upon a “certificate of authority” issued by the Company. This means that a potential recruit can begin to sell insurance (up to $20,000 per year of premium and face amounts of insurance less than $15,000) immediately without the delays mandated by today’s agent licensing requirements. By facilitating a potential marketer’s ability to make sales while preparing for his/her Group 1 (standard agent license), the Company believes it can generate a larger population of new agents. Marketing associates under contract to Citizens National submitted approximately $1 million of new life premium in 2003, and management expects similar production in 2004. Additionally, the Company has a block of Credit Life and Disability business written through furniture stores in Texas, Louisiana and Arkansas. This business is typically single premium, and amounted to more than $850,000 in 2003. During the first quarter of 2004, credit premium was more than $298,000. Total U.S. life premium income and annuity and universal life considerations for the first quarter of 2004 amounted to $3,270,764, compared to $1,716,960 in the first quarter of 2003. Management intends to broaden the portfolio of ordinary whole life products available in the United States to include products similar to those available to overseas clients as well.

Accident and Health Business

For more than 30 years, we have had a small block of USA accident and health business. This block grew through acquisitions in the mid-1990’s that brought other books of accident and health business, including some major medical business; however, the acquisition of Citizens National substantially increased both the amount of accident and health business in force, as well as the volume of new business. The blocks of business acquired in the mid-1990’s were initially highly unprofitable. Significant rate increases, coupled with the non-renewal of the major medical business, have over time improved the performance of these acquired blocks of business. The type of accident and health business predominantly written by Citizens National has historically been easier to manage and more profitable than other, more volatile forms of accident and health coverages.

Our accident and health book of business acquired in the Citizens National acquisition has not resulted in the type of operating profits we had sought. Skyrocketing costs of health care in the United States and regulatory limitations have made it difficult to structure rate increases that are adequate for the unpredictable nature of the associated claims liability. Additionally, reinsurance coverage, which the Company depends on to minimize its exposure to so-called catastrophic claims, has become less available and substantially more expensive in the past year. Also, the administration of accident and health business is burdensome in both costs and manpower. Although virtually all of the major medical business in force for Citizens National and Lifeline has been non-renewed over the past 24 months, and substantial rate increases imposed on the remaining business, as a whole, the accident and health business has proven to be a strain on profitability.

Due to the factors described above, management determined in late 2003 to seek a buyer for the block of accident and health business. In early 2004, management reached an agreement to transfer all of the in force accident and health business to a Texas-domiciled reinsurer effective January 1, 2004. The consideration for the transfer, which will initially be accomplished through a 100% coinsurance arrangement until the various state insurance departments can approve an assumption reinsurance agreement, will be a participation in any future profits on the book of business over a 10-year period. For the first three months of 2004, Accident and Health premium decreased by $3.7 million, compared to the same period in 2003. Management estimates that this action will result in a decrease of approximately $14.7 million of annual premium income but should improve long-term profitability. We anticipate that overhead savings of more than $1.0 million annually will be achieved through the transfer of this business. (See Note 4 of the “Notes to Consolidated Financial Statements”.)

Due to the cession of the majority of our accident and health business effective January 1, 2004, the operations related to our Domestic Health segment have decreased significantly as demonstrated below. During first quarter 2004, premium revenues from accident and health business were $212,000 compared to $3,946,000 in first quarter 2003. Claims expenses for accident and health business totaled $107,600 in first quarter 2004 and $2,684,000 in first quarter 2003. Commission expenses for accident and health business for the three months ended March 31, 2004 were $60,000 compared to $708,000 for the comparable period in 2003. Administrative expenses related to accident and health business were approximately $75,000 in first quarter 2004 and $968,000 in first quarter 2003. Additionally, due to the high lapsation experienced in Citizens National’s accident and health block of business during first quarter 2003, the amortization of cost of customers relationships acquired in the acquisition accelerated. During first quarter 2003, more than $2.2 million of this cost was amortized. Due to the cession, the Company ceded its January 1, 2004 deferred policy acquisition costs, cost of customer relationships acquired and policy benefit reserves by approximately $2.2 million, $2.9 million and $15.0 million, respectively, and recorded an initial amount payable to the reinsurer of $10.4 million, resulting in a loss of approximately $634,000 and a deferred gain of approximately $72,000 that will be amortized to earnings over the remaining settlement period of the accident and health coinsurance agreements.

Consolidated Results

The following table sets forth the Company’s net income (loss) for periods indicated:

Three Months		Net Income (Loss) Per
Ended		Class A and	Change from
March 31	Net Income (Loss)	B Shares	Previous Period
2004	$372,000	$0.01	209.7%
2003	(339,000)	(0.01)	—

As further discussed below, increases in life premiums and net investment income and decreases in claims, general insurance expenses and amortization of cost of customer relationships acquired in excess of losses on the accident and health business related to the impact of coinsurance agreements effective January 1, 2004 contributed to the increased earnings in first quarter 2004 compared to first quarter 2003.

The Company entered into coinsurance agreements, effective January 1, 2004, and ceded approximately $15 million of its annual accident and health premium and corresponding benefits and claims. In consideration for these cessions, the Company has a liability for funds held under reinsurance agreements of $10,497,000 as of March 31, 2004 and will make a closing settlement payment of this amount to the reinsurer in May 2004. Due to this cession, the Company also ceded its January 1, 2004 deferred policy acquisition costs, cost of customer relationships acquired and policy benefit reserves by $2,197,000, $2,886,000 and $14,960,000, respectively, and recorded an initial amount payable to the reinsurer of $10,440,000, resulting in a first quarter 2004 charge of $634,000 and a deferred gain of $72,000 that will be amortized to earnings over the remaining settlement period of the coinsurance agreements. The coinsurance agreements provide that this ceded business will revert to the reinsurer when parallel assumption reinsurance agreements are approved by the various state insurance departments holding jurisdiction. Such approval is expected during 2004. The Company also participates in future profits on the accident and health business subject to the coinsurance agreements over a 10-year period.

Total revenues for the first three months of 2004 were $20,105,000 compared to $19,706,000 in 2003, an increase of 2.0%. The cession of the majority of our accident and health premiums decreased first quarter revenues by $3,734,000. The acquisitions of First Alliance and Mid-American increased first quarter 2004 revenues by $1,236,000. The remaining increase in first quarter 2004 revenues was primarily due to a 19.5% increase in new life premiums, a 17.8% increase in renewal life premiums and a 13.0% increase in net investment income. The increase in new life revenues was due to the continued expansion of both the international and domestic markets. The increase in renewal life premiums was due to increased persistency.

Premiums and annuity and universal life considerations for first quarter increased slightly from $16,022,000 in 2003 to $16,039,000 in 2004. The 2004 increase was due to a $3,751,000 increase in life premiums and annuity considerations in excess of the $3,734,000 decrease in accident and health premiums discussed above. The acquisition of First Alliance and Mid-American increased first quarter 2004 life premiums and annuity and universal life considerations by $996,000 compared to first quarter 2003. Issued and paid, annualized, new life insurance premiums written by CICA increased 26.3% from first quarter 2003 to first quarter 2004 due to a broad-based increase. Management is optimistic about the prospects for the remainder of 2004, however there is no assurance such increase can be maintained throughout the year. Additionally, as discussed above, renewal life insurance premiums increased 17.8% from first quarter 2003 to first quarter 2004.

Net investment income increased 13.0% during first quarter 2004 to $3,874,000 from $3,428,000 during first quarter 2003. The 2004 increase reflected continued expansion of our asset base from $219,821,000 at March 31, 2003 to $263,934,000 at March 31, 2004. The 2003 acquisition of Mid-American and First Alliance increased first quarter 2004 net investment income by $257,000. Because of the types of bonds purchased in recent years, we experienced a significant amount of call activity on our bond portfolio. During first quarter 2004 and 2003, more than $32 million and $47 million, respectively, of bonds were called or matured.

A majority of new investment activity over the past three years has focused on the acquisition of bonds issued by public agencies that carry the implied full faith and credit of the Federal government, such as FNMA and FHLMC. These bonds typically have stated maturities of 15 years, but will carry a call feature (at par) that varies between three months and two years. All bonds purchased are at par or at a discount, so that the yield to call will be equal to or greater than the yield to maturity. By choosing to invest in these securities, the Company is exposed to reinvestment risk in the event that interest rates fall for an extended period because the securities will typically be called and the likelihood of increases in market value above par is unlikely because the expectation is that the bond will be called. Such events may require reinvestment of the proceeds at levels lower than the yields of the called bonds.

During 2003, such a period occurred; however, in many cases, the Company was able to reinvest in bonds at levels at or near those of the called bonds. These recently purchased bonds offer yields of 100 to 200 basis points above the Treasury curve and carry minimal credit risk. Recent scrutiny and concern expressed over the levels of mortgages owned by the various government backed corporations (FNMA and FHLMC) has not resulted in decreases in the credit ratings of such entities and management continues to make future investments in these bonds for 2004. The Company does not believe such declines in available yields will have a material adverse effect on its future operating results because of the strong cash flow available to take advantage of any increases in interest rates.

The change in future policy benefit reserves increased from ($1,537,000) in first quarter 2003 to $2,676,000 in first quarter 2004. CICA’s life reserves increased $2.4 million in first quarter 2004 compared to an increase of $1.2 million in first quarter 2003 predominantly due to an increase in persistency on the Company’s business. Due to the cession of the accident and health business, CICA has a minimal impact in the change in accident and health reserves for the three months ended March 31, 2004. CICA’s accident and health reserves increased by approximately $15,000 in first quarter 2003.

Citizens National’s life reserves increased approximately $40,000 in first quarter 2004 compared to a decrease of approximately $1.2 million in first quarter 2003. This increase is primarily related to sales of newly developed whole life products that carry increased reserves contrasted with the existing life business that was in force at the acquisition date. Due to the cession of all of its accident and health business, Citizens National had no change in its accident and health reserves for the three months ended March 31, 2004. Citizens National’s accident and health reserves, however, decreased by approximately $2.0 million in first quarter 2003. The non-renewal of the major medical block of accident and health business accounted for $1.2 million of the first quarter 2003 decrease. In addition, during first quarter 2003, Citizens National experienced high lapsation on new accident and health policies issued.

Policyholder dividends increased 3.5% during first quarter 2004 to $731,000 from 2003 dividends of $707,000. Virtually all of CICA’s overseas policies are participating, and participating policies represent approximately 48% of our business in-force, although the percentage of such business has declined from approximately 91% in 1995 due to acquisitions in recent years.

As noted in the table below, claims and surrenders decreased 11.2% from $9,728,000 in first quarter 2003 to $8,642,000 in first quarter 2004. The 2004 decrease primarily relates to the cession of most of the accident and health business as discussed above.

	Three months ended March 31,
	2004	2003
Death claims	$1,917,781	$1,542,761
Surrender expenses	4,954,896	4,143,991
Accident and health benefits	107,616	2,683,510
Endowments	1,534,368	1,252,510
Other policy benefits	127,563	105,225

Total claims and surrenders	$8,642,224	$9,727,997

Death benefits increased 24.3% from $1,543,000 in first quarter 2003 to $1,918,000 in first quarter 2004. The 2004 increase was primarily due to increases in claims volume and average claim amount. The impact of the above-discussed acquisitions increased death claims by $48,000. After review of the incurred claims, management does not believe the increase reflects a negative trend in the overall mortality of our life business, but rather an aberration in the historical experience. CICA has historically adhered to an underwriting policy which requires thorough medical examinations on all applicants who are foreign residents, except children, regardless of age or face amount of the policy applied for, including x-rays and electrocardiograms. On all policies of $150,000 or more, inspection reports are required which detail the background, resources and lifestyle of the applicant. We have developed numerous contacts with whom our underwriters can validate information contained in applications, medical or inspection reports. The Company also retains only the first $100,000 of risk and cedes to other reinsurers the excess.

Accident and health benefits decreased for the three-month period from $2,684,000 in 2003 to $108,000 in 2004 as discussed above due to the cession of the majority of the Company’s accident and health business in force according to coinsurance agreements effective January 1, 2004.

Endowment benefits increased 22.5% from $1,253,000 in first quarter 2003 to $1,534,000 in first quarter 2004. CICA has a series of international policies that carry an immediate endowment benefit of an amount elected by the policyowner. This endowment is factored into the premium of the policy and is paid annually. Like policy dividends, endowments are factored into the premium and as such the increase should have no adverse impact on profitability.

Policy surrenders increased 19.6% from $4,144,000 in the first quarter of 2003 to $4,955,000 in the first quarter of 2003. The 2004 increase is primarily related to the acquisitions of First Alliance and Mid-American, discussed above, which generated $774,000 in surrenders. First Alliance has experienced significantly higher surrender activity since its acquisition in 2003 as a result of the actions of former marketing associates of First Alliance who have placed numerous policies with other companies.

Other policy benefits amounted to $128,000 for the first quarter of 2004, compared to $105,000 for the first quarter of 2003. These benefits are comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits.

During 2004, commissions increased 5.6% to $3,773,000 from $3,573,000 in 2003 primarily due to the 19.5% increase in the production of new life premiums during the first three months of 2004 discussed above. Accident and health commissions on the business that has been ceded in 2004 were approximately $700,000 for the three months ended March 31, 2003. In addition, the acquisition of First Alliance and Mid-American contributed an additional $165,000 of commissions to the 2004 first quarter increase.

Underwriting, acquisition and insurance expenses decreased 30.5% to $3,436,000 in first quarter 2004 compared to $4,942,000 in first quarter 2003. The decrease is attributed to the economies of scale being achieved through refinements of the administration of the business of First Alliance, Mid-American and Citizens National. In addition, first quarter 2003 included severance related expenses from the acquisitions of First Alliance and Citizens National. Administration costs on the ceded accident and health business in 2004 reduced expenses by $394,000. Management expects to achieve expense reductions over the next twelve months as the accident and health business is assumed by the reinsurer.

Capitalized deferred policy acquisition costs increased 12.5% from $3,236,000 in first quarter 2003 to $3,642,000 in first quarter 2004 primarily related to the 19.5% increase in new life production discussed above. Due to the cession of the accident and health business, capitalization of accident and health related deferred policy and acquisition costs was minimal in 2004, compared to $357,000 the first quarter 2003.

Amortization of these costs was $2,649,000 and $2,911,000, respectively, in the first quarters of 2004 and 2003. During the first quarter of 2003, the amortization of deferred policy acquisition costs on accident and health policies was $381,000. Amortization of these costs in 2004 was minimal due to the cession of the majority of the accident and health business discussed above.

Amortization of cost of customer relationships acquired and other intangibles decreased from $3,010,000 in the first quarter of 2003 to $725,000 in the first quarter of 2004. With the majority of the accident and health business ceded in 2004, amortization of these costs was minimal in first quarter 2004. During first quarter 2003, $2,264,000 of these accident and health costs were amortized. The acquisitions of First Alliance and Mid-American contributed an additional $157,000 of amortization of these costs in 2004. Amortization of other intangibles was $147,000 during first quarter of 2004.

Liquidity and Capital Resources

Stockholders’ equity increased from $127,027,000 at December 31, 2003 to $128,896,000 at March 31, 2004. The increase was attributable to unrealized gains, net of tax, of $1,497,702 for the first quarter of 2004, and the income earned during the period. Increases in the market value of our bond portfolio caused by higher bond prices resulted in the increase in unrealized gains since December 31, 2003.

The Company has benefited from significant cash provided by operations. In first quarter 2004, such positive cash flow was more than $2.4 million, while in first quarter 2003 cash provided by operations was more than $1.3 million. This cash flow permits the Company to expand its life insurance activities and to take advantage of investment opportunities as they arise.

Invested assets decreased to $263,934,000 at March 31, 2004 from $275,188,000 at year-end 2003, a decrease of 4.1%. The decrease relates to call activity late in the first quarter of 2004 that has not yet been reinvested in fixed maturities, and is reflected in the increase in cash on hand at March 31, 2004 ($32 million vs. $15 million at December 31). A 4.6% decrease in fixed maturities available-for-sale from $237,506,000 at December 31, 2003 to $226,462,000 at March 31, 2004 was the primary reason for the decrease in invested assets. Fixed maturities are categorized into two classifications: fixed maturities held-to-maturity, which are valued at amortized cost, and fixed maturities available-for-sale which are valued at fair value. Fixed maturities available-for-sale and fixed maturities held-to-maturity were 85.8% and 4.5%, respectively, of invested assets at March 31, 2004. Fixed maturities held to maturity, amounting to $11,775,000 at March 31, 2004, consist of U.S. Treasury and U.S. government agency securities. Management has the intent and believes we have the ability to hold the securities to maturity.

Policy loans comprised 8.2% of invested assets at March 31, 2004 compared to 7.9% at December 31, 2003. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.

Our mortgage loan portfolio, which constituted 0.2% of invested assets at both March 31, 2004, and December 31, 2003 has historically been comprised primarily of seasoned small residential loans in Texas and Colorado. Management established a reserve of $50,000 at March 31, 2004, and December 31, 2003, (approximately 9% of the mortgage portfolio’s balance) to cover potential unforeseen losses in our mortgage portfolio. At March 31, 2004, one loan in the amount of $200,000 was in the process of foreclosure. Management believes the allowance is adequate for any potential loss.

Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at March 31, 2004 and December 31, 2003. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2004, we intend to continue to utilize callable securities issued by Federal agencies as cash management tools to minimize excess cash balances and enhance returns. During 2003, the Company transferred its primary banking relationship from JP Morgan Chase to Regions Bank.

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

We have a profit sharing plan designed to provide a retirement program for the exclusive benefit of our eligible employees. The plan is designed to comply with the Employee Retirement Income Security Act of 1974 (ERISA). Our Board of Directors determines if a contribution will be made and the amount to be made. The contribution, if any, is allocated based upon the total number of employees participating in the plan and their years of service. The profit sharing plan had net assets of $1,984,000 as of March 31, 2004 and $1,941,000 as of December 31, 2003.

The NAIC has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other factors into account to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At March 31, 2004 and December 31, 2003, all of the Company’s insurance subsidiaries were above required minimum levels.

Effective January 1, 2001, the NAIC implemented codified rules for statutory accounting. These rules were approved and implemented by each state in which all of our insurance subsidiaries operations are domiciled. CICA is domiciled in Colorado, Citizens National is domiciled in Texas, FAIC in Kentucky, MACLIC in Missouri, SAIC in Arkansas and CUSA in Illinois. CICA follows certain Colorado state laws that differ from NAIC’s codified rules. The primary difference between the Colorado statutes and the codified rules involve the establishment of a liability for future policy dividends payable. Under codification such reserve is mandated; however, Colorado has an exception if the difference between the premium charged and the mortality factor included in the premium on participating policies exceeds the reserve that would be established. Such is the case for CICA. As a result, CICA did not establish a reserve of approximately $3 million in its statutory financial statements as of and for the quarter ended March 31, 2004 and for the year ended December 31, 2003. Texas, Illinois, Kentucky, Missouri and Arkansas codified rules must be followed unless the Commissioner of Insurance permits specific practices that differ from codified rules. None of our insurance subsidiaries has requested any permission to deviate from NAIC codified rules.

During the first quarter of 2004, we continued to engage in discussions with the investment banking community regarding raising additional equity capital. Should we decide to pursue equity capital, the purpose would be to utilize the proceeds to pursue acquisitions. Management believes the Company has sufficient capital for its long-term operating needs; however, management may pursue additional equity capital to finance larger acquisitions. During March 2004, the Company’s shareholders approved amendments to the Articles of Incorporation increasing the number of authorized Class A and Class B shares and authorizing preferred stock that could be issued upon approval of the Board of Directors. At March 31, 2004, no preferred shares had been issued.

The Company signed a revolving line of credit agreement from Regions Bank for a $30 million credit facility for use in acquisitions in March 2004. As of March 31, 2004, no amounts have been borrowed under this revolving line of credit. The Company has historically avoided the incurrence of significant amounts of debt; however, this facility should allow management to pursue larger acquisitions. If a decision is made to utilize the facility in conjunction with a transaction, management intends to view the debt as a bridge facility. Before drawing on the debt, management expects to develop a strategy designed to retire the debt without restricting growth.

The Sarbanes-Oxley Act of 2002 (“the Act”) established sweeping new guidelines for corporate governance. Subsequently, the New York Stock Exchange adopted new rules that relate to such matters as the composition of listed companies’ Boards of Directors and various committees thereof, the need to adopt specific policies as well as the establishment of a Code of Ethics. The Company’s Board of Directors, Compensation Committee and Audit Committee were already configured in such a way as to comply with the Act. Citizens has operated under a “Principles, Purposes, Philosophy and Beliefs” for numerous years that sets forth the manner in which the Company and its officers, directors and employees are expected to function. However, the Board of Directors has implemented a formal Code of Ethics, including an insider trading policy, applicable to all officers, directors and employees.

Additionally, the Act imposes a duty upon public companies to document and test all internal controls and have such audited by independent auditors. The Company has begun the process of documenting all such control procedures and expects to complete the documentation and testing in 2004.

The Company has committed to the following contractual obligations as of March 31, 2004 with the payments due by the period indicated below:

Contractual		Less than	1 to 3	More than
Obligation	Total	1 year	years	3 years
Operating leases	$460,028	$196,879	$263,149	-
Other	852,000	327,000	$525,000	-
Total	$1,312,028	$523,879	$788,149	-

Financial Accounting Standards

See Note 7 of our Consolidated Financial Statements for a discussion of recently promulgated accounting standards and interpretations, which we have adopted, and our estimates of their impact upon us.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, mortgage loans on real estate and policy loans, all of which comprised almost 99% of our investment portfolio as of March 31, 2004. These investments are mainly exposed to changes in treasury rates. Our fixed maturities investments include U.S. government bonds, securities issued by government agencies, and corporate bonds. Approximately 94.6% of the fixed maturities we owned at March 31, 2004 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

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

Decreases in Interest Rates			Increases in Interest Rates
300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
Points	Points	Points	Points	Points	Points
$11,703,969	$6,729,716	$2,735,468	$(21,555,708)	$(39,466,750)	$(55,619,485)

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

There are no fixed maturities or other investments that we classify as trading instruments. At March 31, 2004 and December 31, 2003, there were no investments in derivative instruments.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value equity securities we hold as investments. However, our equity investments portfolio was less than 1% of our total investments at December 31, 2003. Thus, we believe that significant decreases in the equity markets would have an immaterial impact on our total investment portfolio. See also. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and President and Treasurer, the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our President and Treasurer concluded that our disclosure controls and procedures over financial reporting are adequate and effective in timely alerting them to material information required to be included in this quarterly report on Form 10-Q.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 24, 2003, the Court of Appeals for the Third District of Texas affirmed in part and modified in part, a July 31, 2002, class action certification granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 styled Delia Bolanos Andrade, et al v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies sold to certain non-U.S. residents by CICA are actually securities that were offered or sold in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to an overseas trust for the purchase of the Company’s Class A common stock. The remedy sought is rescission of the insurance premium payments. The Company has filed a Petition for Review with the Supreme Court of Texas for review of the decision of the Court of Appeals. Review by the Texas Supreme Court is discretionary. The Company believes the Plaintiffs’ claim under the Texas Securities Act is not valid and the class defined is not appropriate for class certification and does not meet the legal requirements for class action treatment under Texas law. Recent decisions from the Texas Supreme Court indicate a more defense-oriented approach to class certification cases, especially in class action cases encompassing claimants from more than one state or jurisdiction.

The Company expects the Texas Supreme Court will grant the Company’s Petition for Review and will ultimately rule in the Company’s favor, decertify the class and remand the matter to district court for further action. It is the Company’s intention to vigorously defend the request for class certification, as well as to defend vigorously against the individual claims. During the time of the Company’s appeal to the Texas Supreme Court, there will be no further district court proceedings in the case. The Company is unable to determine the potential magnitude of the claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although the Company would expect a significant adverse financial impact relating to any final class action judgment.

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

Item 2 Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held a Special Meeting of Shareholders on March 4, 2004. The following matters were acted upon at the meeting:

•	we considered and approved a proposal to amend our Articles of Incorporation to increase the number of authorized shares of our (i) Class A common stock from 50,000,000 to 100,000,000 shares, and (ii) Class B common stock from 1,000,000 to 2,000,000 shares;

•	we considered and approved a proposal to amend our Articles of Incorporation to create an authorized class of 25,000,000 shares of preferred stock available for future issuance in series with terms and preferences designated by our Board of Directors; and

•	we considered and approved a proposal to amend our Articles of Incorporation to increase the maximum number of directors on our Board of Directors from nine members to up to 15 members.

The results of voting on these matters at the meeting were as follows:

Proposals Acted upon at the Meeting	For	Against	Abstain
Increase in Authorization of Common Stock	26,585,304	401,279	230,617
Creation of a Class of Preferred Stock	23,155,763	766,355	240,615
Increase in the Maximum Number of Directors	26,614,178	360,749	242,274

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits

3.1	Restated an Amended Articles of Incorporation (a)

3.2	Bylaws (b)

10.1	Self-Administered Automatic Reinsurance Agreement – Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (c)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (d)

10.3	Plan and Agreement of Exchange between Citizens, Inc. and Combined Underwriters Life Insurance Company (e)

10.4	Plan and Agreement of Exchange between Citizens, Inc. and Lifeline Underwriters Life Insurance Company (f)

10.5	Plan and Agreement of Merger among Citizens, Inc., Citizens Acquisition, Inc. and First Alliance Corporation (g)

10.6	Plan and Agreement of Merger between Citizens, Inc., Citizens Acquisition, Inc. and Mid-American Alliance Corporation (h)

11.0	Statement re: Computation of per share earnings (i)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, filed with the Commission on May 2, 1995.

(c)	Filed as exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, filed on or about November 14, 1996.

(d)	Filed as exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(e)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002 and incorporated herein by reference.

(f)	Filed as Appendix B with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(g)	Filed as Appendix A of the Registration Statement on Form S-4, Registration No. 333-102016 dated December 19, 2002, and incorporated herein by reference.

(h)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-106128 dated June 13, 2003, and incorporated herein by reference.

(i)	See Note 6 to the Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Form 10-Q.

(B)	Form 8-K Reports

(i)	Form 8-K filed on or about March 22, 2004, under Items 5, 7 and 12 disclosing the coinsurance and reinsurance agreements with Texas International Life Insurance Company relating to the Company’s accident and health business and filing the Company’s press release of March 15, 2004 relating to its earnings information for the fourth quarter and year ended December 31, 2003.

(ii)	Form 8-K filed on or about March 26, 2004 under Item 5 and Item 7, disclosing the $30 million line of credit with Regions Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.
By:	/s/ Rick D. Riley
Rick D. Riley
Chief Executive Officer

By:	/s/ Mark A. Oliver
Mark A. Oliver, FLMI
President and Treasurer

Date: May 10, 2004

EXHIBIT INDEX

Exhibits

3.1	Restated an Amended Articles of Incorporation (a)

3.2	Bylaws (b)

10.1	Self-Administered Automatic Reinsurance Agreement – Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (c)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (d)

10.3	Plan and Agreement of Exchange between Citizens, Inc. and Combined Underwriters Life Insurance Company (e)

10.4	Plan and Agreement of Exchange between Citizens, Inc. and Lifeline Underwriters Life Insurance Company (f)

10.5	Plan and Agreement of Merger among Citizens, Inc., Citizens Acquisition, Inc. and First Alliance Corporation (g)

10.6	Plan and Agreement of Merger between Citizens, Inc., Citizens Acquisition, Inc. and Mid-American Alliance Corporation (h)

11.0	Statement re: Computation of per share earnings (i)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, filed with the Commission on May 2, 1995.

(c)	Filed as exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, filed on or about November 14, 1996.

(d)	Filed as exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(e)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002 and incorporated herein by reference.

(f)	Filed as Appendix B with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(g)	Filed as Appendix A of the Registration Statement on Form S-4, Registration No. 333-102016 dated December 19, 2002, and incorporated herein by reference.

(h)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-106128 dated June 13, 2003, and incorporated herein by reference.

(i)	See Note 6 to the Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Form 10-Q.