Form 10-Q
period 2004-06-30
CITIZENS INC
filed 2004-08-09
CIK 24090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

[X] Yes [   ] No

     As of August 1, 2004, the Registrant had 34,935,419 shares of Class A common stock, no par value, outstanding and 874,935 shares of Class B common stock, no par value, outstanding.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX

			Page
			Number
Part I.	Financial Information
	Item 1.	Financial Statements
		Consolidated Statements of Financial Position, June 30, 2004 (Unaudited) and December 31, 2003	3
		Consolidated Statements of Operations, Three Months Ended June 30, 2004 and 2003 (Unaudited)	5
		Consolidated Statements of Operations, Six Months Ended June 30, 2004 and 2003 (Unaudited)	6
		Consolidated Statements of Cash Flows, Six Months Ended June 30, 2004 and 2003 (Unaudited)	7
		Notes to Consolidated Financial Statements	9
	Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	17
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
	Item 4.	Controls and Procedures	33
Part II.	Other Information		34
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
June 30, 2004 and December 31, 2003

	(Unaudited)
	June 30,	December 31,
	2004	2003
Assets
Investments:
Fixed maturities held-to-maturity, at amortized cost (fair value $13,289,555 in 2004 and $13,478,770 in 2003)	$11,969,346	$11,699,899
Fixed maturities available-for-sale, at fair value (cost $201,711,645 in 2004 and $235,934,858 in 2003)	197,571,010	237,505,966
Equity securities, available-for-sale, at fair value (cost $748,428 in 2004 and $786,026 in 2003)	1,127,469	1,142,352
Mortgage loans on real estate (net of reserve of $50,000 in 2004 and 2003)	316,586	547,469
Policy loans	21,444,928	21,873,634
Other long-term investments	2,895,733	2,418,812

Total investments	235,325,072	275,188,132
Cash and cash equivalents	38,876,243	15,016,254
Accrued investment income	3,314,178	3,341,483
Reinsurance recoverable	18,703,128	3,337,761
Deferred policy acquisition costs	50,563,338	49,730,572
Other intangible assets	3,075,987	3,086,165
Deferred Federal income tax asset	3,878,519	1,887,048
Cost of customer relationships acquired	12,923,559	16,884,456
Excess of cost over net assets acquired	12,663,862	12,938,862
Property, plant and equipment	8,392,080	5,942,726
Other assets	2,957,692	2,739,838

Total assets	$390,673,658	$390,093,297

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
June 30, 2004 and December 31, 2003

	(Unaudited)
	June 30,	December 31,
	2004	2003
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefit reserves	$240,270,474	$233,564,458
Dividend accumulations	4,825,181	4,823,504
Premium deposits	6,965,035	6,509,089
Policy claims payable	4,834,283	5,648,288
Other policyholders’ funds	4,230,708	3,876,787

Total policy liabilities	261,125,681	254,422,126
Commissions payable	2,018,702	2,272,216
Federal income tax payable	841,924	613,123
Payable for securities in the process of settlement	1,048,500	3,750,000
Other liabilities	1,110,197	2,009,110

Total liabilities	266,145,004	263,066,575
Stockholders’ Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 37,674,293 shares issued in 2004 and 2003, including shares in treasury of 2,738,874 in 2004 and 2003	178,065,965	178,065,965
Class B, no par value, 2,000,000 shares authorized, 874,935 shares issued and outstanding in 2004 and 2003	2,437,052	2,437,052
Retained deficit	(44,820,403)	(46,077,094)
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax	(2,482,652)	1,272,107

	133,199,962	135,698,030
Treasury stock, at cost	(8,671,308)	(8,671,308)

Total stockholders’ equity	124,528,654	127,026,722

Total liabilities and stockholders’ equity	$390,673,658	$390,093,297

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2004 and 2003
(Unaudited)

	Three months ended June 30,
	2004	2003
Revenues:
Premiums	$16,868,103	$19,479,329
Annuity and universal life considerations	852,583	81,262
Net investment income	3,790,004	3,373,292
Realized gains	217,173	412,634
Other income	157,823	169,501

Total revenues	21,885,686	23,516,018
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit reserves	4,563,623	3,578,770
Policyholders’ dividends	998,824	874,176
Claims and surrenders	7,644,032	9,832,688

Total insurance benefits paid or provided	13,206,479	14,285,634
Commissions	4,489,225	4,218,440
Other underwriting, acquisition and insurance expenses	4,182,936	4,784,427
Capitalization of deferred policy acquisition costs	(4,356,772)	(3,673,484)
Amortization of deferred policy acquisition costs	2,319,749	2,749,858
Amortization of cost of customer relationships acquired and other intangibles	635,254	1,255,017
Gain on coinsurance agreements	(23,848)	—

Total benefits and expenses	20,453,023	23,619,892

Income (loss) before Federal income tax	1,432,663	(103,874)
Federal income tax expense (benefit)	547,715	(69,554)

Net income (loss)	$884,948	$(34,320)

Per Share Amounts:
Basic and diluted income (loss) per share of common stock	$0.02	($0.00)

Weighted average shares outstanding	35,810,354	34,969,715

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Six months ended June 30,
	2004	2003
Revenues:
Premiums	$31,989,705	$35,416,890
Annuity and universal life considerations	1,769,820	165,812
Net investment income	7,664,332	6,801,199
Realized gains	256,385	466,572
Other income	310,407	371,047

Total revenues	41,990,649	43,221,520
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit reserves	7,239,869	2,042,079
Policyholders’ dividends	1,730,013	1,580,765
Claims and surrenders	16,289,378	19,597,472

Total insurance benefits paid or provided	25,259,260	23,220,316
Commissions	8,262,533	7,791,335
Other underwriting, acquisition and insurance expenses	7,619,171	9,726,805
Capitalization of deferred policy acquisition costs	(7,998,504)	(6,909,656)
Amortization of deferred policy acquisition costs	4,968,304	5,660,661
Amortization of cost of customer relationships acquired and other intangibles	1,360,015	4,265,383
Loss on coinsurance agreements	610,613	—

Total benefits and expenses	40,081,392	43,754,844

Income (loss) before Federal income tax	1,909,257	(533,324)
Federal income tax expense (benefit)	652,566	(159,997)

Net income (loss)	$1,256,691	$(373,327)

Per Share Amounts:
Basic and diluted income (loss) per share of common stock	$0.04	($0.01)

Weighted average shares outstanding	35,810,354	34,223,755

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,256,691	$(373,327)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gains on sale of investments and other assets	(256,385)	(466,572)
Loss on coinsurance agreements	610,613	—
Net deferred policy acquisition costs	(3,030,200)	(1,248,995)
Amortization of cost of customer relationships acquired and other intangibles	1,360,015	4,265,383
Depreciation	368,707	381,766
Deferred Federal income tax	(57,202)	(131,192)
Change in:
Accrued investment income	27,305	439,812
Reinsurance recoverable	(10,844,789)	(1,609,217)
Future policy benefit reserves	6,706,016	3,707,435
Other policy liabilities	(2,461)	768,642
Federal income tax	228,801	(343,005)
Commissions payable and other liabilities	(1,152,427)	(985,814)
Other, net	(235,212)	807,346

Net cash provided by (used in) operating activities	(5,020,528)	5,212,262
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	18,609,707	8,371,081
Sale of equity securities, available-for-sale	37,500	403,648
Maturity of fixed maturities, available-for-sale	62,016,019	86,389,026
Purchase of equity securities, available-for-sale	—	(376)
Purchase of fixed maturities, available-for-sale	(49,146,687)	(72,965,000)
Principal payments on mortgage loans	44,965	21,806
Sale of other long-term investments and property, plant and equipment	76,439	—
Cash from acquisitions	—	3,869,228
Decrease (increase) in policy loans, net	428,706	(257,630)

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Six months ended June 30,
	2004	2003
Purchase of other long-term investments and property, plant and equipment	$(3,186,132)	$(303,440)

Net cash provided by investing activities	28,880,517	25,528,343

Net increase in cash and cash equivalents	23,859,989	30,740,605
Cash and cash equivalents at beginning of period	15,016,254	19,211,802

Cash and cash equivalents at end of period	$38,876,243	$49,952,407

Supplemental:
Cash paid during the period for income taxes	$480,967	$314,200

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

On March 9, 2004, the Company entered into coinsurance agreements, effective January 1, 2004, ceding the majority of its accident and health premiums and corresponding benefits and claims. Due to this cession, the Company ceded its January 1, 2004, deferred policy acquisition costs and cost of customer relationships acquired and increased reinsurance recoverable and funds withheld under coinsurance agreements by $2,197,434, $2,886,060, $14,960,408 and $10,439,830, respectively, resulting in a loss of $634,461 and a deferred gain of $71,545. Of that deferred gain, $23,848 was amortized to earnings in second quarter of 2004. The remaining deferred gain at June 30, 2004, amounting to $47,697, will be amortized to earnings over the remaining settlement period of the accident and health coinsurance agreements.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

(Unaudited)

(1)	Financial Statements

The interim consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977, and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Citizens USA Life Insurance Company (CUSA), Citizens National Life Insurance Company (Citizens National), formerly Combined Underwriters Life Insurance Company, First Alliance Corporation (First Alliance), First Alliance Insurance Company (FAIC), Alliance Insurance Management, Inc. (AIM), KYWIDE Insurance Management, Inc. (KYWIDE), Mid-American Alliance Corporation (Mid-American), Mid American Century Life Insurance Company (MACLIC), Security Alliance Insurance Company (SAIC), Mid-American Associates Agency, Inc. (MAAAI) and Mid-American Alliance Insurance Agency, Inc. (MAAIA). Citizens and its consolidated subsidiaries are collectively referred to as “the Company.”

The statement of financial position for June 30, 2004, the statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and the statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2004, and for comparative periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003, Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2004, are not necessarily indicative of the operating results for the full year.

(2)	Coinsurance Agreements

On March 9, 2004, the Company entered into coinsurance agreements, effective January 1, 2004, and ceded approximately $15 million of its annual accident and health premium and corresponding benefits and claims. In consideration for these cessions, the Company made a closing settlement payment of $10,439,830 to the reinsurer in June 2004. Due to this cession, the Company reduced its January 1, 2004 deferred policy acquisition costs, cost of customer relationships acquired and policy benefit reserve of $2,197,434, $2,886,060 and $14,960,408, respectively, and recorded an amount payable to the reinsurer of $10,439,830, resulting in a loss of $634,461 and a deferred gain of $71,545. Of that deferred gain, $23,848 was amortized to earnings in second quarter 2004. The remaining deferred gain at June 30, 2004, amounting to $47,697, will be amortized to earnings over the remaining settlement period of the accident and health coinsurance agreement. The coinsurance agreement provides that this ceded business will revert to the reinsurer when a parallel assumption reinsurance agreement is approved by the various state insurance departments holding jurisdiction. Such approval is expected during 2004. The Company also participates in future profits on the accident and health business subject to the coinsurance agreements over a 10-year period.

(3)	Revolving Line of Credit

On March 22, 2004, the Company entered into a revolving loan agreement establishing a commitment for a line of credit of $30,000,000 that matures on March 22, 2005. The line of credit has a maximum of $5,000,000 for general corporate purposes not related to the acquisition of insurance companies and any borrowings up to the maximum for general corporate purposes are unsecured. The line of credit bears interest at the lesser of the thirty-day LIBOR plus 180 basis points or the highest lawful rate. The Company paid a loan origination fee in the amount of 37.5 basis points of the line of credit. The loan is secured by 100% of the common stock of any company acquired by the Company or any of its subsidiaries if the line of credit is used for any part of the acquisition. As of June 30, 2004, the Company had not made any draws against this revolving line of credit.

(4)	Proposed Acquisition

On June 17, 2004, the Company entered into a Stock Purchase Agreement to acquire Security Plan Life Insurance Company (Security), a Louisiana life insurance company with its primary marketing operations in Louisiana, whereby the Company will acquire all of the outstanding shares of Security for $85 million. The transaction requires approval by regulatory authorities in Colorado and Louisiana and the merger agreement contains the customary closing conditions. Closing of the acquisition is contemplated to occur by October 2004, assuming all conditions are met and regulatory approval is obtained.

(5)	Institutional Funding

On July 12, 2004, the Company completed a private placement of $12.5 million of Series A-1 Convertible Preferred Stock to four independent institutional investors. The shares of Series A-1 Convertible Preferred Stock carry a 4% per annum dividend, are convertible at the option of the investor at any time into Class A common shares at a conversion price of $7.24 per share and are redeemable in five years. The Company may, if certain conditions have been met, pay dividends and redemptions in shares of Class A common stock at a minimum price of $7.00. The Company may, at its option, subject to certain conditions, increase the issue to $25 million.

In connection with the sale of the Series A-1 Convertible Preferred Stock, the Company issued to the investors seven-year warrants to purchase up to 474,792 Class

A common shares at an exercise price of $7.96 per share. To the extent the Company increases the issue from $12.5 million, the number of Class A common shares purchased pursuant to the seven-year warrants would increase proportionately. The Company also issued to the investors unit warrants entitling the investors to purchase from the Company for a period of approximately 12 months up to $5 million of Series A-2 Convertible Preferred Stock and additional seven-year warrants to purchase additional Class A common shares at an exercise price of $7.96.

If issued, the Series A-2 Convertible Preferred Stock would be convertible into Class A common shares at a conversion price calculated as 110% of the average market closing price of the Class A common stock for the 30 trading days prior to the date of issuance of the Series A-2 Convertible Preferred Stock, but not less than $7.00 or greater than $11.50 per share. Otherwise, the Series A-2 Convertible Preferred Stock has substantially identical terms to the Series A-1 Convertible Preferred Stock. The Company will utilize the funds in the acquisition of Security discussed above.

The Company would be required to redeem the Preferred shares 7 months after the issuance date if the average market price (for a consecutive 42 day trading period) is $5.50 per share or less. The Company can choose to redeem for cash or common stock. If the average price is less than $4.00 per share, the redemption must be in cash. The Holder can take stock in place of cash (if the price is below $4). Redemption rights terminate if the common stock exceeds 130% ($9.41) of their conversion price for any 25 consecutive trading days period.

(6)	Segment Information

The Company has three reportable segments: International Life Business, Domestic Health Business and Domestic Life Business.

International Life Business, consisting of ordinary whole-life business, is offered primarily throughout Central and South America. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars and paid in the U.S. Domestic Health Business, consisting of accident and health specified disease, hospital indemnity and accidental death policies, is sold throughout the southern U.S. Domestic Life Business, consisting of traditional life, burial insurance and pre-need policies, is sold throughout the southern U.S. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies included in the Company’s annual consolidated financial statements for the year ended December 31, 2003. The Company evaluates performance based on U.S. GAAP income (loss) before federal income taxes for its three reportable segments.

Geographic Areas - The following summary represents financial data of the Company’s continuing operations based on their location.

	Six months ended June 30,
	2004	2003
Revenues:
U.S.	$8,783,322	$16,093,125
Non-U.S.	33,207,327	27,128,395

Total Revenues	$41,990,649	$43,221,520

The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company’s reportable segments for the periods indicated is as follows:

	Six months ended June 30,
	2004	2003
Revenue, excluding net investment income and realized gains:
Domestic Life	$6,678,549	$6,115,449
Domestic Health	447,971	7,271,590
International Life	26,943,412	22,566,710

Total consolidated revenue, excluding net investment income and realized gain on investments	$34,069,932	$35,953,749

Net investment income:
Domestic Life	$1,603,174	$2,433,738
Domestic Health	—	98,624
International Life	6,061,158	4,268,837

Total consolidated net investment income	$7,664,332	$6,801,199

Amortization expense:
Domestic Life	$1,749,548	$2,470,725
Domestic Health	—	2,941,580
International Life	4,578,771	4,513,739

Total consolidated amortization expense	$6,328,319	$9,926,044

Realized gain on sale of investments and other assets:
Domestic Life	$53,629	$173,724
Domestic Health	—	—
International Life	202,756	292,848

Total consolidated realized gain on sale of investments and other assets	$256,385	$466,572

Income (loss) before Federal income tax:
Domestic Life	$(462,920)	$1,077,674
Domestic Health	(620,899)	(1,387,618)
International Life	2,993,076	(223,380)

Total consolidated income (loss) before Federal income tax	$1,909,257	$(533,324)

	June 30, 2004	December 31, 2003
Assets:
Domestic Life	$144,310,249	$139,642,798
Domestic Health	8,824,058	15,827,325
International Life	237,539,351	234,623,174

Total	$390,673,658	$390,093,297

Major categories of premiums and annuity and universal life considerations are summarized as follows:

	Six months ended	Six months ended
	June 30, 2004	June 30, 2003
Premiums and annuity and universal life considerations:
Ordinary life	$31,309,919	$27,935,140
Annuity and universal life	1,769,820	165,812
Group life	231,815	210,160
Accident and health	447,971	7,271,590

Total premiums	$33,759,525	$35,582,702

(7)	Accumulated Other Comprehensive Income (Loss)

For the three and six months ended June 30, 2004, the other comprehensive income (loss) amounts included in total comprehensive income (loss) consisted of unrealized gains (losses) on investments in fixed maturities and equity securities available-for-sale of $(5,252,461) and $(3,754,759), respectively, net of tax, and for the same period in 2003 unrealized gains (losses) of $(561,992) and $770,229, respectively, net of tax. Total comprehensive income (loss) for the three and six months ended June 30, 2004, was $(4,367,513) and $(2,498,068), respectively, net of tax, and for the same period in 2003, total comprehensive income (loss) of $(596,312) and $396,902, respectively, net of tax.

(8)	Earnings Per Share

Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for both the three and six months ended June 30, 2004, were 35,810,354. The weighted average shares outstanding for the three and six months ended June 30, 2003, were 34,969,715 and 34,223,755, respectively. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% stock dividend paid in 2003. The

2003 stock dividend resulted in the issuance of 2,447,050 Class A shares (including 179,181 shares in treasury) and 57,239 Class B shares. In addition, 2,560,994 Class A shares were issued in February 2003 in conjunction with the acquisition of First Alliance and 774,229 Class A shares were issued in November 2003 for the acquisition of Mid-American.

On March 4, 2004, at a special meeting of the Company’s shareholders, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of its Class A and Class B common stock from 50,000,0000 to 100,000,000 and from 1,000,000 to 2,000,000, respectively. In addition, a class of 25,000,000 shares of preferred stock was authorized to be available for future issuance in series with terms and preferences designated by the Company’s Board of Directors. As discussed above, the Company completed a private placement of $12.5 million of Series A-1 Convertible Preferred Stock in July 2004.

(9)	Accounting Pronouncements

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

On March 17 – 18, 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 2003-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF Issue No. 03-1 requires evaluations and disclosure about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The evaluation under EITF Issue No. 03-1 prescribes three sequential steps, the second and third required only if the prior step indicates that it is necessary. The first step is to determine whether an investment is impaired. If an investment is impaired, the second step is to determine whether the impairment is other-than-temporary. If the impairment is other-than-temporary, the third step is to recognize the impairment loss in earnings. The guidance for evaluating whether an investment is other-than-temporarily impaired is effective for reporting periods beginning after June 15, 2004. The disclosures were effective for investments accounted for under SFAS No. 115 and SFAS No. 124 in annual financial statements for fiscal years ended after December 15, 2003. For all other investments within the scope of EITF Issue No. 03-1, the disclosures are effective for fiscal years ending after June 15, 2004. The Company adopted the disclosures required by EITF Issue No. 03-1 on December 31, 2003. Based on current operations, the Company does not anticipate that the impairment evaluation promulgated by EITF Issue No. 03-1 will have a material effect on the financial position, results of operations or liquidity of the Company.

(10)	Legal Proceedings

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

The Company expects the Texas Supreme Court will grant the Company’s Petition for Review and will ultimately rule in the Company’s favor, decertify the class and remand the matter to district court for further action. It is the Company’s intention to vigorously defend the request for class certification, as well as to defend vigorously against the individual claims. During the time of the Company’s appeal to the Texas Supreme Court, there will be no further district court proceedings in the case. The Company is unable to determine the potential magnitude of claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although the Company would expect a significant adverse financial impact relating to any final class action judgment.

The Company has been named as a defendant in various legal actions incidental to its business seeking payments for claims denied by the Company and other monetary damages. In the opinion of management, the ultimate liability, if any, resulting from any contingent liabilities that might arise from litigation are not considered material in relation to the financial position or results of operations of the Company. Liabilities for claims payable are based on the expected claim amount to be paid after a case-by-case review of the facts and circumstances relating to each claim. A contingency exists with regard to these liabilities until the claims are adjudicated and paid.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 17, 2004, the Company entered into a Stock Purchase Agreement to acquire all of the outstanding shares of Security Plan Life Insurance Company (Security), a Louisiana life insurance company with extensive marketing operations in Louisiana, for $85 million. The transaction requires approval by regulatory authorities in Colorado and Louisiana. Closing of the acquisition is contemplated to occur by October 2004, assuming all closing conditions are met and regulatory approval is obtained.

Management believes that the acquisition should enhance premium income and total revenue and augment our domestic marketing program.

Overview

During 2004, management has focused on several key areas. The Company’s international life business continues to grow, despite continuing economic problems in some Latin American markets that historically have been large sources of new premiums. During 2003, new marketing organizations were contracted in the Pacific Rim and other locations around the world, which are making contributions to new business in the current year. Management believes that the remainder of 2004 will result in further increases in new production.

During the latter part of 2003, discussions began with another insurer that culminated in a reinsurance arrangement that was signed in March 2004, whereby the majority of our in force accident and health business was ceded to another reinsurer effective January 1, 2004 (See discussion of Accident and Health business below). As a result of this activity, overhead reductions of approximately $763,000 have been achieved in the first six months of 2004 and management expects to achieve reductions of more than $1 million for the 2004 year.

Development of our USA marketing operations continued. Changes were made in the management of this program in late 2003 and early 2004, and senior company executives have taken over the development program. Management is optimistic that the acquisition of Security Plan will provide a significant opportunity to expand USA operations.

Management continues to seek acquisitions that can add value to the Company. During 2003, two transactions were completed. Because of the growth in the Company’s asset base and level of capital, management is exploring opportunities for larger acquisition transactions (those in the $30 million to $75 million purchase price range). During the second quarter of 2004, the acquisition of Security for $85 million was announced and is expected to close by October 2004. A $30 million line of credit was negotiated with Regions Bank during the first quarter of 2004 in order to permit the Company to pursue such transactions. In addition, the Company completed a private placement of $12.5 million of Series A-1 Convertible Preferred Stock to four independent institutional investors in July 2004. Management expects to utilize both of these capital sources, as well as available cash on hand, to fund the Security acquisition.

Results of Operations

The Company’s operations have historically focused on three areas: international life insurance; USA life insurance; and acquisition of other USA life insurance companies. Beginning in 2002 with the acquisition of Citizens National (formerly Combined), a new area was added, that of USA supplemental accident and health business. The Company significantly decreased the accident and health segment through the cession of a majority of such business, effective January 1, 2004.

International Operations

The acceptance of applications for U.S. dollar-denominated ordinary whole life insurance from high net worth foreign nationals has been the core business for the Company for more than 30 years. This niche allows the Company to participate in a marketplace where the policies are typically large face amount, the premiums are paid annually, the persistency is high compared to U.S. policies, the mortality is as good as or better than that experienced in the U.S., the caliber of the marketers from whom applications are received for consideration is above the average, and there is no advancing of commissions to producers. Overall, we expect our international operations to continue to expand. The number of independent marketers contracted has grown over the past few years. Historically, the majority of such business was focused on Central and South America. During the past two years, applications have been received from thirty-six countries, with the Pacific Rim representing a growing presence of new applications. Our foreign life insurance operations are performed by our primary insurance subsidiary, Citizens Insurance Company of America (“CICA”). Foreign business made up more than 86% of CICA’s premium revenues in 2003.

New submitted premiums for 2003 from the international market totaled more than $13.5 million compared to $13.2 million in 2002. For the first six months of 2004, submitted annualized international premiums were 32.7% higher than the same period in 2003, reflecting a broad-based increase in new life production. During late 2002 and into 2003, expansion in the Pacific Rim, particularly in Taiwan, was accomplished. CICA has established relationships with a number of marketing organizations in the Pacific Rim and during 2003 received approximately $2 million in submitted premiums from that region.

Management is pleased with the growth in international production, because several countries from which significant numbers of applications have been received have undergone financial crises over the past few years, particularly Argentina and Venezuela. These two countries represented more than 18% of the annual premium income of the Company in 2003. During the late 1980’s Argentina became the largest source of new business for CICA, particularly as a new middle class emerged in that country’s society. Because of this emerging middle class, CICA (which has historically only focused on the upper income groups) began offering a plan in Argentina that was designed for this group that was popularly received. When the economic crises occurred, the middle class was severely impacted and CICA experienced a decrease in new business and an increase in surrenders. Since that time, management has refocused the marketing organizations in this area on the high net worth individuals that have historically been the core group of insureds. During 2003, international surrenders declined compared to 2002 and have continued to decline for the first six months of 2004. Management is optimistic that in future years, production will increase from this area as the world-wide economy recovers.

Also during 2003, Venezuela’s economy was dramatically disrupted as the export of oil was halted. This event caused the volume of new business from that country to drop significantly during the year. Management is optimistic that once this situation is resolved, the volume of new business received from that market should return to previous levels. Total premium income from the international market amounted to $26,943,412 during the first six months of 2004 compared to $22,566,710 for the same period of 2003. (See Note 6 of the “Notes to Consolidated Financial Statements” for an analysis of the International Life segment.)

U.S. Operations

The Company’s focus historically has been on the international market because of the key advantages described above. However, throughout the Company’s history, it has always written U.S. business, and through the acquisition of other U.S. life insurers, has accumulated more than $11.3 million of annual U.S. life premium.

In 2000, management perceived an opportunity for the Company to serve middle-income American families through the sale of an ordinary whole life insurance product containing a no-load annuity benefit. This product was introduced in Texas in 2000 and we have begun emphasizing the development of a sales force comprised primarily of second career sales associates. Recent acquisitions, such as our acquisition of Mid-American Alliance Corporation in Missouri (MAAC), have created opportunities to increase U.S. production. Mid American Century Life Insurance Company, a Missouri-domiciled life insurer acquired in the acquisition of MAAC, is writing approximately $1.5 million of annual life premium. Through this and contacts developed therefrom, marketing operations are being conducted in several states.

Additionally, through the 2002 acquisition of Combined Underwriters Life Insurance Company, (now Citizens National), the Company acquired a “Stipulated Premium” company, which has the capacity to recruit and train marketers and permit them to begin selling based upon a “certificate of authority” issued by the Company. This means that a potential recruit can begin to sell insurance (up to $20,000 per year of premium and face amounts of insurance less than $15,000) immediately without the delays required by today’s agent licensing requirements. By facilitating a potential marketer’s ability to make sales while preparing for his/her Group 1 (standard agent license), the Company believes it can generate a larger population of new agents. Marketing associates under contract to Citizens National submitted approximately $1 million of new life premium in 2003, and management expects similar production in 2004. Additionally, the Company has a block of Credit Life and Disability business written through furniture stores in Texas, Louisiana and Arkansas. This business is typically single premium, and amounted to more than $850,000 in 2003. During the first six months of 2004, credit premiums were more than $598,000. Total premium income from the life domestic market amounted to $6,678,549 during the first six months of 2004 compared to $6,115,449 for the same period of 2003. Management intends to broaden the portfolio of ordinary whole life products available in the United States to include products similar to those available to overseas clients as well.

Accident and Health Business

For more than 30 years, we have maintained a small block of USA accident and health business. This business grew through acquisitions in the mid-1990’s that brought other books of accident and health business, including some major medical business; however, the acquisition of Citizens

National substantially increased both the amount of accident and health business in force, as well as the volume of new business. The business acquired in the mid-1990’s was initially highly unprofitable. Significant rate increases, coupled with the non-renewal of the major medical business, have over time improved the performance of these acquired blocks. The type of individual, supplemental accident and health business predominantly written by Citizens National has historically been easier to manage and more profitable than other, more volatile forms of accident and health coverages.

The accident and health book of business acquired in the Citizens National acquisition has not resulted in the type of operating profits we had sought. Skyrocketing costs of health care in the United States, coupled with regulatory limitations that have made it difficult to structure rate increases that are adequate for the unpredictable nature of the associated claims liability, have inhibited profitability. Additionally, reinsurance coverage, which the Company depends on to minimize its exposure to so-called catastrophic claims, has become less available and substantially more expensive in the past year. Also, the administration of accident and health business is burdensome in both cost and manpower. Although virtually all of the major medical business in force for Citizens National has been non-renewed over the past 24 months, and substantial rate increases imposed on the remaining business, as a whole, the accident and health business has proven to be a strain on profitability.

Due to the factors described above, management determined in late 2003 to seek a buyer for the block of accident and health business. In early 2004, management reached an agreement to transfer a majority of the in force accident and health business to a Texas-domiciled reinsurer effective January 1, 2004. The consideration for the transfer, which will initially be accomplished through a 100% coinsurance arrangement until the various state insurance departments can approve an assumption reinsurance agreement, will be a participation in any future profits on the book of business over a 10-year period. For the first six months of 2004, Accident and Health premium decreased by $6.8 million, compared to the same period in 2003. Upon closing of the transaction, CICA transferred reserves of $8,101,000, and Citizens National transferred reserves of $6,859,000 to the assuming carrier. Management estimates that this action will result in a decrease of approximately $14 million of annual premium income but should improve long-term profitability. We anticipate that overhead savings of more than $1.0 million annually will be achieved through the transfer of this business. (See Note 4 of the “Notes to Consolidated Financial Statements”.)

Due to the cession of the accident and health business effective January 1, 2004, the operations related to our Domestic Health segment have decreased significantly as discussed below. During the first six months of 2004, premium revenues from accident and health business were $448,000 compared to $7,272,000 in the first six months of 2003. Claims expenses totaled $138,000 in the first six months of 2004 and $5,193,000 for the same period in 2003. Commission expenses for the six months ended June 30, 2004 were $121,000 compared to $1,434,000 for the comparable period in 2003. Administrative expenses were approximately $199,000 in the first six months of 2004 and $1,750,000 in the first six months of 2003. Additionally, due to the high lapsation experienced in Citizens National’s accident and health block of business during the first six months of 2003, the amortization of cost of customers relationships acquired in the acquisition accelerated. During the six months ended June 30, 2003, $3.0 million of such cost was amortized. Due to the cession, the Company reduced its January 1, 2004 deferred policy acquisition costs, cost of customer relationships acquired and policy benefit reserves of approximately $2.2 million, $2.9 million and $15.0 million, respectively, and recorded an initial amount payable to the reinsurer of $10.4 million (settled in June 2004), resulting in a charge of approximately $634,000 and a deferred gain of approximately $72,000 that will be amortized to earnings over the remaining settlement period of the accident and health coinsurance agreements.

Three months ended June 30, 2004 and 2003

The following table sets forth the Company’s net income (loss) for periods indicated:

Three Months		Net Income
Ended		(Loss) Per
June 30	Net Income (Loss)	Common Share
2004	$885,000	$0.02
2003	(34,000)	(0.00)

As further discussed below, increases in life premiums and net investment income and decreases in claims, general insurance expenses and amortization of cost of customer relationships acquired contributed to the increased earnings in second quarter 2004 compared to second quarter 2003.

The Company entered into coinsurance agreements, effective January 1, 2004, and ceded approximately $15 million of its annual accident and health premium and corresponding benefits and claims. In consideration for these cessions, the Company made a closing settlement payment of $10,440,000 to the reinsurer in June 2004. Due to this cession, the Company also reduced its January 1, 2004 deferred policy acquisition costs, cost of customer relationships acquired and policy benefit reserves by $2,197,000, $2,886,000 and $14,960,000, respectively, and recorded an initial amount payable to the reinsurer of $10,440,000, resulting in a first quarter 2004 charge of $634,000 and a deferred gain of $72,000. Of that deferred gain, $24,000 was amortized to earnings in second quarter 2004. The remaining deferred gain at June 30, 2004, amounting to $48,000, will be amortized to earnings over the remaining settlement period of the coinsurance agreements. The coinsurance agreements provide that this ceded business will revert to the reinsurer when parallel assumption reinsurance agreements are approved by the various state insurance departments holding jurisdiction. Such approval is expected during 2004. The Company also participates in future profits on the accident and health business subject to the coinsurance agreements over a 10-year period.

Total revenues for second quarter 2004 were $21,886,000 compared to $23,516,000 in 2003, a decrease of 6.9%. The cession of the majority of our accident and health premiums decreased revenues for second quarter 2004 by $3,090,000 compared to the comparable period of 2003. The acquisition of Mid-American increased second quarter 2004 revenues by $797,000. New life premiums increased 38.7%, renewal life premiums increased 10.8%, and net investment income increased by 12.4%. The increase in new life revenues was due to the continued expansion of both the international and domestic markets. The increase in renewal life premiums was due to improved persistency.

Premiums and annuity and universal life considerations for the three-month period decreased 9.4% from $19,561,000 in 2003 to $17,721,000 in 2004. The 2004 decrease was due to the $3,090,000 decrease in accident and health premiums discussed above. The acquisition of First Alliance and Mid-American increased life premiums and annuity and universal life considerations for second quarter 2004 by $461,000 compared to second quarter 2003. Annualized new life insurance premiums written by CICA increased 36.0% for the three months ended June 30, 2004 compared to second quarter 2003, due to a broad based international and domestic production increases. Management is optimistic about the prospects for the remainder of 2004; however, there is no assurance such increase can be maintained throughout the year. Additionally, as discussed above, renewal life insurance premiums increased 10.8% from second quarter 2003 to second quarter 2004.

Net investment income increased 12.4% during second quarter 2004 to $3,790,000 from $3,373,000 during second quarter 2003. The 2004 increase reflected expansion of our asset base from $372,279,000 at June 30, 2003 to $390,674,000 at June 30, 2004. Because of the types of bonds purchased in recent years, we experienced a significant amount of call activity on our bond portfolio. During second quarter 2004 and 2003, more than $30 million and $39 million, respectively, of bonds were called or matured. This activity was anticipated when the instruments were purchased.

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

During 2003, such a period occurred; however, in many cases, the Company was able to reinvest in bonds at levels at or near those of the called bonds. These recently purchased bonds offer yields of 100 to 200 basis points above the Treasury curve and carry minimal credit risk. Recent scrutiny and concern expressed over the levels of mortgages owned by the various government backed corporations (FNMA and FHLMC) has not resulted in decreases in the credit ratings of such entities and management continues to make investments in these bonds in 2004.

The change in future policy benefit reserves increased from $3,579,000 in second quarter 2003 to $4,564,000 in second quarter 2004. CICA’s life reserves increased $4.3 million in second quarter 2004 compared to an increase of $2.7 million in second quarter 2003 predominantly due to increased persistency. Due to the cession of the majority of the accident and health business, CICA experienced a minimal change in accident and health reserves for the three months ended June 30, 2004. CICA’s accident and health reserves decreased by approximately $65,000 in the second quarter of 2003.

Citizens National’s life reserves increased approximately $235,000 in the second quarter of 2004 compared to an increase of approximately $721,000 in second quarter 2003. These increases are primarily related to sales of newly developed whole life products that carry increased reserves contrasted with the existing life business that was in force at the acquisition date. Due to the cession of the majority of its accident and health business, Citizens National had no change in its accident and health reserves for the three months ended June 30, 2004. Citizens National’s accident and health reserves, however, decreased by approximately $400,000 in second quarter

2003. The decrease in second quarter 2003 is primarily attributed to Citizens National experiencing high lapsation on new accident and health policies issued.

The remaining change in future policy benefit reserves primarily relates to $1,048,000 decrease in the change in First Alliance’s life reserves between second quarter 2003 and 2004 and a $296,000 increase in Mid-American’s reserves in second quarter 2004. First Alliance's decrease is primarily related to the high surrender activity discussed below. The Mid-American increase is primarily related to the sales production and persistency of its life insurance block.

Policyholder dividends increased 14.3% during second quarter 2004 to $999,000 from 2003 second quarter dividends of $874,000. Virtually all of CICA’s overseas policies are participating, representing approximately 48% of our business in-force. Policyholder dividends are factored into premiums and as such dividend increases should have no adverse impact on profitability.

As noted in the table below, claims and surrenders decreased 22.3% from $9,833,000 for second quarter of 2003 to $7,644,000 for second quarter 2004. The 2004 decrease primarily related to the cession of most of our accident and health business as discussed above.

	Three months ended June 30,
	2004	2003
Death claims	$1,384,000	$1,627,000
Surrender expenses	4,210,000	3,947,000
Accident and health benefits	31,000	2,510,000
Endowments	1,824,000	1,599,000
Other policy benefits	195,000	150,000

Total claims and surrenders	$7,644,000	$9,833,000

Death benefits decreased 14.9% from $1,627,000 in 2003 to $1,385,000 in 2004 primarily due to improved mortality. CICA has historically adhered to an underwriting policy which requires thorough medical examinations including x-rays and electrocardiograms on all applicants who are foreign residents, except children, regardless of age or face amount of the policy applied for. On all policies of $150,000 or more, inspection reports are required which detail the background, resources and lifestyle of the applicant. CICA has developed numerous contacts with whom our underwriters can validate information contained in applications, medical or inspection reports. CICA also retains the first $100,000 of risk and cedes to other reinsurers the excess.

Accident and health benefits decreased for the three-month period from $2,509,000 in 2003 to $31,000 in 2004 due to the cession of the majority of the Company’s accident and health business in force as discussed above pursuant to coinsurance agreements effective January 1, 2004.

Endowment benefits increased 14.1% from $1,599,000 in second quarter of 2003 to $1,824,000 in the comparable period of 2004. CICA has a series of international policies that carry an immediate endowment benefit of an amount elected by the policyowner. This endowment is factored into the premium of the policy and is paid annually. Like policy dividends, endowments are factored into the premium and as such the increase should have no adverse impact on profitability.

Policy surrenders increased 6.7% from $3,947,000 in 2003 to $4,210,000 in 2004 due primarily to the increased surrender activity at First Alliance and the acquisition of Mid-American, discussed above, which generated $622,000 in additional surrenders in second quarter 2004 compared to second quarter 2003. First Alliance has experienced significantly higher surrender activity since its acquisition by us in 2003 through former marketing associates of First Alliance placing numerous policies with other companies. Surrenders of our international business declined by 11.1% during the period.

During the three months ended June 30, 2004, commissions increased 6.4% to $4,489,000 from $4,218,000 in second quarter 2003 primarily due to the 38.7% increase in production of new life premiums discussed above. Accident and health commissions on the business ceded in 2004 were approximately $694,000 for the three months ended June 30, 2003. In addition, the acquisitions of First Alliance and Mid-American contributed an additional $114,000 of commissions to the second quarter 2004 increase.

Underwriting, acquisition and insurance expenses decreased 12.6% to $4,183,000 in second quarter 2004 compared to $4,784,000 in second quarter 2003 due primarily to economies of scale being achieved in the administration of the business of First Alliance and Citizens National. The second quarter of 2003 also included severance related expenses from the acquisitions of First Alliance and Citizens National. Administration costs on the ceded accident and health business in second quarter 2004 were reduced by $369,000. The acquisition of Mid-American contributed $311,000 to these second quarter 2004 expenses. Management expects to achieve expense reductions over the balance of 2004 due to the accident and health business being assumed by a reinsurer.

Capitalized deferred policy acquisition costs increased 18.6% from $3,673,000 in second quarter 2003 to $4,357,000 in second quarter 2004 primarily related to the 38.7% increase in second quarter 2004 new life production discussed above. Due to the cession of the accident and health business, capitalization of accident and health related deferred policy and acquisition costs was minimal in 2004, compared to $356,000 during the second quarter of 2003.

Amortization of these costs was $2,320,000 and $2,750,000, respectively, in the second quarter of 2004 and 2003. During the second quarter of 2003, the amortization of deferred policy acquisition costs on accident and health policies was $243,000. Amortization of these costs in 2004 was minimal due to the cession of the majority of the accident and health business discussed above.

Amortization of cost of customer relationships acquired and other intangibles decreased from $1,255,000 in the second quarter of 2003 to $635,000 in the second quarter of 2004. With the majority of the accident and health business ceded in 2004, amortization of these costs was minimal in second quarter 2004. During the three months ended June 30, 2003, $767,000 of these accident and health costs were amortized. The acquisitions of First Alliance and Mid-American contributed an additional $109,000 of amortization of these costs in 2004. Amortization of other intangibles was $138,000 during second quarter 2004.

Six months ended June 30, 2004 and 2003

The following table sets forth the Company’s net income (loss) for periods indicated:

Six Months		Net Income
Ended		(Loss) Per
June 30	Net Income (Loss)	Common Share
2004	$1,257,000	$0.04
2003	(373,000)	(0.01)

As further discussed below, increases in life premiums and net investment income and decreases in claims, general insurance expenses and amortization of cost of customer relationships acquired in excess of losses on the accident and health business related to the impact of coinsurance agreements effective January 1, 2004 contributed to the increased earnings in first six months of 2004 compared to first six months of 2003.

The Company entered into coinsurance agreements, effective January 1, 2004 as discussed above under “Three months ended June 30, 2004 and 2003.”

Total revenues for the first six months of 2004 were $41,991,000 compared to $43,222,000 in 2003, a decrease of 2.8%. The cession of the majority of our accident and health premiums decreased revenues for the first six months of 2004 by $6,824,000 compared to the comparable period of 2003. The acquisitions of First Alliance and Mid-American increased 2004 revenues by $1,684,000. New life premiums increased 29.6%, renewal life premiums increased 13.6%, and net investment income increased by 12.7%. The increase in new life revenues was due to the continued expansion of both the international and domestic markets. The increase in renewal life premiums was due to increased persistency.

Premiums and annuity and universal life considerations for the six-month period decreased 5.1% from $35,583,000 in 2003 to $33,760,000 in 2004. The 2004 decrease was due to the $6,824,000 decrease in accident and health premiums discussed above. The acquisition of First Alliance and Mid-American increased life premiums and annuity and universal life considerations for the first six months of 2004 by $1,457,000 compared to the first six months of 2003. Annualized new life insurance premiums written by CICA increased 31.6% for the first six months of 2004 compared to the first six months of 2003, due to broad based international and domestic production increases. Management is optimistic about the prospects for the remainder of 2004; however, there is no assurance such increase can be maintained throughout the year.

Net investment income increased 12.7% during first six months of 2004 to $7,644,000 from $6,801,000 during the first six months of 2003. The 2004 increase reflected expansion of our asset base from $372,279,000 at June 30, 2003 to $390,674,000 at June 30, 2004. The 2003 acquisition of Mid-American and First Alliance increased 2004 net investment income by $253,000. Because of the types of bonds we purchased in recent years, we experienced a significant amount of call activity on our bond portfolio. During the first six months of 2004 and 2003, more than $62 million and $86 million, respectively, of bonds were called or matured. This activity was anticipated when the instruments were purchased.

As discussed above, a majority of our new investment activity over the past three years has focused on the acquisition of bonds issued by public agencies that carry the implied full faith and credit of the Federal government, such as FNMA and FHLMC.

The change in future policy benefit reserves increased from $2,042,000 in the first six months of 2003 to $7,240,000 in the first six months of 2004. CICA’s life reserves increased $6.7 million in first six months of 2004 compared to an increase of $3.9 million in first six months of 2003 predominantly due to increased persistency on the Company’s business. Due to the cession of the majority of the accident and health business, CICA experienced a minimal change in accident and health reserves for the six months ended June 30, 2004. CICA’s accident and health reserves decreased by approximately $50,000 in first six months of 2003.

Citizens National’s life reserves increased approximately $275,000 in the first six months of 2004 compared to a decrease of approximately $479,000 in the first six months of 2003. This increase was primarily related to sales of newly developed whole life products that carry increased reserves contrasted with the existing life business that was in force at the acquisition date. Due to the cession of all of its accident and health business, Citizens National had no change in its accident and health reserves for the six months ended June 30, 2004. Citizens National’s accident and health reserves, however, decreased by approximately $2.4 million in first six months of 2003. The non-renewal of the major medical block of accident and health business accounted for $1.2 million of the 2003 decrease. In addition, during the first six months of 2003, Citizens National experienced high lapsation on new accident and health policies issued.

The remaining change in future policy benefit reserves primarily related to $1.6 million decrease in the change in First Alliance’s life reserves between the first six months of 2003 and 2004 and a $670,000 increase in Mid-American’s reserves in 2004. The First Alliance decrease in the change in reserves was primarily related to the high surrender activity discussed below. The Mid-American increase was primarily related to the sales production and persistency of its life insurance block.

Policyholder dividends increased 9.4% during the first six months of 2004 to $1,730,000 from 2003 dividends of $1,581,000. Virtually all of CICA’s overseas policies are participating, and participating policies represent approximately 48% of our business in-force. Policyholder dividends are factored into the premium and as such the increase should have no adverse impact on profitability.

As noted in the table below, claims and surrenders decreased 16.9% from $19,597,000 for the first six months of 2003 to $16,289,000 for the first six months of 2004. The 2004 decrease primarily related to the cession of most of our accident and health business as discussed above.

	Six months ended June 30,
	2004	2003
Death claims	$3,303,000	$3,170,000
Surrender expenses	9,165,000	8,091,000
Accident and health benefits	138,000	5,193,000
Endowments	3,358,000	2,851,000
Other policy benefits	325,000	292,000

Total claims and surrenders	$16,289,000	$19,597,000

Death benefits increased 4.2% from $3,170,000 in 2003 to $3,302,000 in 2004 due to slight increases in both claims volume and average claim amount. The impact of the above-discussed acquisitions increased death claims by $16,000. As discussed above, CICA has historically adhered to an underwriting policy which requires thorough medical examinations on all applicants who are foreign residents.

Accident and health benefits decreased for the six-month period from $5,193,000 in 2003 to $138,000 in 2004 as discussed above due to the cession of the majority of the Company’s accident and health business in force pursuant to coinsurance agreements effective January 1, 2004.

Endowment benefits increased 17.8% from $2,851,000 in the first six months of 2003 to $3,358,000 in the comparable period of 2004. CICA has a series of international policies that carry an immediate endowment benefit of an amount elected by the policyowner. This endowment is factored into the premium of the policy and is paid annually. Like policy dividends, endowments are factored into the premium and as such the increase should have no adverse impact on profitability.

Policy surrenders increased 13.3% from $8,091,000 in 2003 to $9,165,000 in 2004. The 2004 increase was primarily related to the acquisitions of First Alliance and Mid-American, discussed above, which generated $1,396,000 in additional surrenders. First Alliance has experienced significantly higher surrender activity since its acquisition in 2003 due to the actions of former marketing associates of First Alliance placing numerous policies with other companies. Surrenders of our international business declined during the period by 4.9%.

During 2004, commissions increased 6.0% to $8,263,000 from $7,791,000 in 2003 primarily due to the 29.6% increase in the production of new life premiums during the first six months of 2004 discussed above. Accident and health commissions on the business that has been ceded in 2004 were approximately $1,373,000 for the six months ended June 30, 2003. In addition, the acquisition of First Alliance and Mid-American contributed an additional $279,000 of commissions to the 2004 increase.

Underwriting, acquisition and insurance expenses decreased 21.7% to $7,619,000 in 2004 compared to $9,727,000 in 2003 due primarily to the economies of scale being achieved in the administration of the business of First Alliance and Citizens National. In addition, the first six months of 2003 included severance related expenses from the acquisitions of First Alliance and Citizens National. Administration costs on the ceded accident and health business in 2004 reduced expenses by $763,000. The acquisitions of First Alliance and Mid-American contributed $405,000 to underwriting, acquisition and insurance expenses for the six months ended June 30,

2004. Management expects to achieve expense reductions over the balance of 2004 due to the accident and health business being assumed by a reinsurer.

Capitalized deferred policy acquisition costs increased 15.8% from $6,910,000 in the first six months of 2003 to $7,999,000 in the first six months of 2004 primarily related to the 29.6% increase in new life production discussed above. Due to the cession of the accident and health business, capitalization of accident and health related deferred policy and acquisition costs was minimal in 2004, compared to $713,000 during the first six months of 2003.

Amortization of these costs was $4,968,000 and $5,661,000, respectively, in the first six months of 2004 and 2003. During the first six months of 2003, the amortization of deferred policy acquisition costs on accident and health policies was $624,000. Amortization of these costs in 2004 was minimal due to the cession of the majority of the accident and health business discussed above.

Amortization of cost of customer relationships acquired and other intangibles decreased from $4,265,000 in the first six months of 2003 to $1,360,000 in the first six months of 2004. With the majority of the accident and health business ceded in 2004, amortization of these costs was minimal in the first six months of 2004. During the six months ended June 30, 2003, $3,031,000 of these accident and health costs were amortized. The acquisitions of First Alliance and Mid-American contributed an additional $266,000 of amortization of these costs in 2004. Amortization of other intangibles was $285,000 during the first six months of 2004.

Liquidity and Capital Resources

Stockholders’ equity decreased from $127,027,000 at December 31, 2003 to $124,529,000 at June 30, 2004 due to unrealized losses, net of tax, of $(3,754,759) for the first six months of 2004 in excess of the income earned during the period. Decreases in the market value of our bond portfolio caused by lower bond prices resulted in the increase in unrealized losses since December 31, 2003.

Invested assets decreased to $235,325,000 at June 30, 2004 from $275,188,000 at December 31, 2003, a decrease of 14.5%. The decrease relates to sales and call activity in the first six months of 2004. The increase in cash on hand at June 30, 2004 ($39 million versus $15 million at December 31, 2003) was generated through the sale of fixed maturities to fund the purchase for $85 million in cash of Security Plan Life Insurance Company (Security) that is expected to close by October 2004. The excess cash on hand is being invested in cash equivalents with maturities of approximately 30 days. A 16.8% decrease in fixed maturities available-for-sale from $237,506,000 at December 31, 2003 to $197,571,000 at June 30, 2004 was the primary reason for the decrease in invested assets. Fixed maturities are categorized into two classifications: fixed maturities held-to-maturity, which are valued at amortized cost, and fixed maturities available-for-sale, which are valued at fair value. Fixed maturities available-for-sale and fixed maturities held-to-maturity were 84.0% and 5.1%, respectively, of invested assets at June 30, 2004. Fixed maturities held to maturity, amounting to $11,969,000 at June 30, 2004, consist of U.S. Treasury and U.S. government agency securities. Management has the intent and believes we have the ability to hold the securities to maturity.

Policy loans comprised 9.1% of invested assets at June 30, 2004 compared to 7.9% at December 31, 2003. These loans, which are secured by the underlying policy values, have annual yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.

Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at June 30, 2004 and December 31, 2003. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2004, we intend to continue to utilize callable securities issued by Federal agencies as cash management tools to minimize excess cash balances and enhance returns except for the excess cash that is being generated to fund the acquisition of Security as discussed above. During 2003, the Company transferred its primary banking relationship from JP Morgan Chase to Regions Bank.

We do not utilize special purpose entities as investment vehicles. Nor are there any such entities in which we have an investment that engage in speculative activities of any description, and we do not use such investments to hedge our investment positions.

The NAIC has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other factors into account to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At June 30, 2004 and December 31, 2003, all of the Company’s insurance subsidiaries were above required minimum levels.

Effective January 1, 2001, the NAIC implemented codified rules for statutory accounting. These rules were approved and implemented by each state in which all of our insurance subsidiaries operations are domiciled. CICA is domiciled in Colorado, Citizens National is domiciled in Texas, FAIC in Kentucky, MACLIC in Missouri, SAIC in Arkansas and CUSA in Illinois. CICA follows certain Colorado state laws that differ from NAIC’s codified rules. The primary difference between the Colorado statutes and the codified rules involve the establishment of a liability for future policy dividends payable. Under codification such reserve is mandated; however, Colorado has an exception if the difference between the premium charged and the mortality factor included in the premium on participating policies exceeds the reserve that would be established. Such is the case for CICA. As a result, CICA did not establish a reserve of approximately $3 million in its statutory financial statements as of and for the six months ended June 30, 2004 and for the year ended December 31, 2003. Texas, Illinois, Kentucky, Missouri and Arkansas codified rules must be followed unless the Commissioner of Insurance permits specific practices that differ from codified rules. None of our insurance subsidiaries has requested any permission to deviate from NAIC codified rules.

During March 2004, the Company’s shareholders approved amendments to the Articles of Incorporation increasing the number of authorized Class A and Class B shares and authorizing preferred stock that could be issued upon approval of the Board of Directors. As discussed below, the Company completed a private placement of $12.5 million of Series A-1 Convertible Preferred Stock in July 2004.

On July 12, 2004, the Company completed a private placement of $12.5 million of Series A-1 Convertible Preferred Stock to four independent institutional investors. The shares of Series A-1 Convertible Preferred Stock carry a 4% per annum dividend, are convertible at the option of the investor at any time into Class A common shares at a conversion price of $7.24 per share and are redeemable in five years. The Company may, if certain conditions have been met, pay dividends and redemptions in shares of Class A common stock at a minimum price of $7.00. The Company may, at its option, subject to certain conditions, increase the issue to $25 million.

In connection with the sale of the Series A-1 Convertible Preferred Stock, the Company issued to the investors seven-year warrants to purchase up to 474,792 Class A common shares at an exercise price of $7.96 per share. To the extent the Company increases the issue from $12.5 million, the number of Class A common shares purchased pursuant to the seven-year warrants would increase proportionately. The Company also issued to the investors unit warrants entitling the investors to purchase from the Company for a period of approximately 12 months up to $5 million of Series A-2 Convertible Preferred Stock and additional seven-year warrants to purchase additional Class A common shares at an exercise price of $7.96.

If issued, the Series A-2 Convertible Preferred Stock would be convertible into Class A common shares at a conversion price calculated as 110% of the average market closing price of the Class A stock for the 30 trading days prior to the date of issuance of the Series A-2 Convertible Preferred Stock, but not less than $7.00 or greater than $11.50 per share. Otherwise, the Series A-2 Convertible Preferred Stock has substantially identical terms to the Series A-1 Convertible Preferred Stock. The Company expects to utilize the funds in the acquisition of Security discussed above.

The Company would be required to redeem the Preferred shares 7 months after the issuance date if the average market price (for a consecutive 42 day trading period) is $5.50 per share or less. The Company can choose to redeem for cash or Class A common stock. If the average price is less than $4.00 per share, the redemption must be in cash. The Holder can take stock in place of cash (if the price is below $4). Redemption rights terminate if the price of the Class A common stock exceeds 130% ($9.41 for the Series A-1 Convertible Preferred Stock) of their conversion price for any 25 consecutive trading days period.

The Company signed a revolving line of credit agreement with Regions Bank for a $30 million credit facility for use in acquisitions in March 2004. As of June 30, 2004, no amounts have been borrowed under this revolving line of credit. The Company has historically avoided the incurrence of significant amounts of debt; however, this facility should allow management to pursue larger acquisitions. If a decision is made to utilize the facility in conjunction with a transaction, management intends to view the debt as a bridge facility. Before drawing on the debt, management expects to develop a strategy designed to retire the debt without restricting growth.

The Sarbanes-Oxley Act of 2002 (“the Act”) established sweeping new guidelines for corporate governance. Subsequently, the New York Stock Exchange adopted new rules that relate to such matters as the composition of listed companies’ Boards of Directors and various committees thereof, the need to adopt specific policies as well as the establishment of a Code of Ethics. The Company’s Board of Directors, Compensation Committee and Audit Committee were already configured in such a way as to comply with the Act. Citizens has operated under a “Principles, Purposes, Philosophy and Beliefs” for numerous years that sets forth the manner in which the

Company and its officers, directors and employees are expected to function. However, the Board of Directors has implemented a formal Code of Ethics applicable to all officers, directors and employees.

Additionally, the Act imposes a duty upon public companies to document and test all internal controls and have such audited by independent auditors. The Company has begun the process of documenting all such control procedures and expects to complete the documentation and testing in 2004.

The Company has committed to the following contractual obligations as of June 30, 2004 with the payments due by the period indicated below:

Contractual		Less than	1 to 3	More than
Obligation	Total	1 year	years	3 years
Operating leases	$405,698	$179,663	$226,035	-
Other	768,000	318,000	450,000	-

Total	$1,173,698	$497,663	$676,035	-

Financial Accounting Standards

See Note 9 of our Consolidated Financial Statements for a discussion of recently promulgated accounting standards and interpretations, which we have adopted, and our estimates of their impact upon us.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, mortgage loans on real estate and policy loans, all of which comprised almost 99% of our investment portfolio as of June 30, 2004. These investments are mainly exposed to changes in treasury rates. Our fixed maturities investments include U.S. government bonds, securities issued by government agencies, and corporate bonds. Approximately 94% of the fixed maturities we owned at June 30, 2004 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

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

Decreases in Interest Rates			Increases in Interest Rates
300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
Points	Points	Points	Points	Points	Points
$8,634,000	$5,631,000	$1,960,000	$(19,876,000)	$(34,231,000)	$(48,076,000)

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

There are no fixed maturities or other investments that we classify as trading instruments. At June 30, 2004 and December 31, 2003, there were no investments in derivative instruments.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value equity securities we hold as investments. However, our equity investments portfolio was less than 1% of our total investments at June 30, 2004 and December 31, 2003. Thus, we believe that significant decreases in the equity markets would have an immaterial impact on our total investment portfolio. See also. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company expects the Texas Supreme Court will grant the Company’s Petition for Review and will ultimately rule in the Company’s favor, decertify the class and remand the matter to district court for further action. It is the Company’s intention to vigorously defend the request for class certification, as well as to defend vigorously against the individual claims. During the time of the Company’s appeal to the Texas Supreme Court, there will be no further district court proceedings in the case. The Company is unable to determine the potential magnitude of claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although the Company would expect a significant adverse financial impact relating to any final class action judgment.

The Company has been named as a defendant in various legal actions incidental to its business seeking payments for claims denied by the Company and other monetary damages. In the opinion of management, the ultimate liability, if any, resulting from any contingent liabilities that might arise from litigation are not considered material in relation to the financial position or results of operations of the Company. Liabilities for claims payable are based on the expected claim amount to be paid after a case-by-case review of the facts and circumstances relating to each claim. A contingency exists with regard to these liabilities until the claims are adjudicated and paid.

Item 2.    Changes in Securities

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

We held an Annual Meeting of Shareholders on June 1, 2004. The following matters were acted upon at the meeting:

•	we considered and approved a proposal to elect the following Class B Directors for the ensuing year, or until their successors are elected and qualified:

Harold E. Riley, Austin, Texas Richard C. Scott, Waco, Texas Mark A. Oliver, Austin, Texas Rick D. Riley, Austin, Texas Grant G. Teaff, Waco, Texas

•	we considered and approved a proposal to elect the following Class A Directors for the ensuing year, or until their successors are elected and qualified:

E. Dean Gage, College Station, Texas Steven F. Shelton, Lamar, Colorado Timothy T. Timmerman, Austin, Texas

•	we considered and approved a proposal to engage the accounting firm of KPMG LLP as independent auditor for the Company for the year 2004.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits.

The following exhibits are filed herewith:

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement between Citizens Insurance Company of American and Mayflower National Life Insurance Company dated June 17, 2004 (a)

3.1	Restated and Amended Articles of Incorporation (b)

3.2	Bylaws (c)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (d)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (e)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (f)

10.3	Plan and Agreement of Exchange between Citizens, Inc. and Combined Underwriters Life Insurance Company (g)

10.4	Plan and Agreement of Exchange between Citizens, Inc. and Lifeline Underwriters Life Insurance Company (h)

10.5	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and First Alliance Corporation (i)

10.6	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and Mid-American Alliance Corporation. (j)

10.7	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (k)

10.8	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (l)

10.9	Loan Agreement, Security Agreement and Note dated March 22, 2004 between Citizens, Inc. and Regions Bank (m)

10.10(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (m)

10.10(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (n)

Exhibit Number	Description of Exhibit
10.10(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (n)

10.10(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (n)

10.10(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (n)

10.10(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (n)

10.10(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (n)

10.10(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (n)

10.10(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (n)

10.10(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (n)

10.10(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (n)

10.10(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (n)

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed on June 21, 2004, with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(b)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(c)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, on May 2, 1995, and incorporated herein by reference.

(d)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(e)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, filed on or about November 14, 1996.

(f)	Filed as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(g)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002 and incorporated herein by reference.

(h)	Filed as Appendix B with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(i)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-102016 dated December 19, 2002, and incorporated herein by reference.

(j)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-106128 dated June 13, 2003, and incorporated herein by reference.

(k)	Filed on March 22, 2004 as Exhibit 10.8 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(l)	Filed on March 22, 2004 as Exhibit 10.9 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(m)	Filed on March 26, 2004 as Exhibit 10.10 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(n)	Filed on July 15, 2004 under Exhibit 10.12 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(b)	Reports on Form 8-K.

(i)	Form 8-K filed on or about May 10, 2004, under Item 7, filing the Company’s press release of May 10, 2004 relating to its earnings information for the first quarter ended March 31, 2004.

(ii)	Form 8-K filed on or about June 17, 2004 under Item 5 and Item 7, disclosing that the Company through its primary insurance subsidiary, Citizens Insurance Company of America, entered into a Stock Purchase Agreement to acquire Security Plan Life Insurance Company, a Louisiana domiciled life insurance company, for $85 in cash.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

	By:	/s/ Rick D. Riley

Rick D. Riley
Chief Executive Officer

	By:	/s/ Mark A. Oliver

Mark A. Oliver, FLMI
President and Treasurer
(Principal Financial Officer)

Date: August 9, 2004

EXHIBIT INDEX

Exhibits

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement between Citizens Insurance Company of American and Mayflower National Life Insurance Company dated June 17, 2004 (a)

3.1	Restated and Amended Articles of Incorporation (b)

3.2	Bylaws (c)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (d)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (e)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (f)

10.3	Plan and Agreement of Exchange between Citizens, Inc. and Combined Underwriters Life Insurance Company (g)

10.4	Plan and Agreement of Exchange between Citizens, Inc. and Lifeline Underwriters Life Insurance Company (h)

10.5	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and First Alliance Corporation (i)

10.6	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and Mid-American Alliance Corporation. (j)

10.7	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (k)

10.9	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (l)

10.9	Loan Agreement, Security Agreement and Note dated March 22, 2004 between Citizens, Inc. and Regions Bank (m)

10.10(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (m)

Exhibit Number	Description of Exhibit
10.10(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (n)

10.10(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (n)

10.10(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (n)

10.10(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (n)

10.10(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (n)

10.10(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (n)

10.10(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (n)

10.10(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (n)

10.10(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (n)

10.10(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (n)

10.10(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (n)

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.3	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.4	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed on June 21, 2004, with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(b)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(c)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, on May 2, 1995, and incorporated herein by reference.

(d)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(e)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, filed on or about November 14, 1996.

(f)	Filed as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(g)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002 and incorporated herein by reference.

(h)	Filed as Appendix B with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(i)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-102016 dated December 19, 2002, and incorporated herein by reference.

(j)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-106128 dated June 13, 2003, and incorporated herein by reference.

(k)	Filed on March 22, 2004 as Exhibit 10.8 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(l)	Filed on March 22, 2004 as Exhibit 10.9 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(m)	Filed on March 26, 2004 as Exhibit 10.10 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(n)	Filed on July 15, 2004 under Exhibit 10.12 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.