Form 10-Q
period 2004-09-30
CITIZENS INC
filed 2004-11-09
CIK 24090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

[X] Yes [   ] No

     As of November 1, 2004, the Registrant had 34,954,815 shares of Class A common stock, no par value, outstanding and 874,935 shares of Class B common stock, no par value, outstanding.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX

Page
Number
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statements of Financial Position, September 30, 2004 (Unaudited) and December 31, 2003	3
Consolidated Statements of Operations, Three Months Ended September 30, 2004 and 2003 (Unaudited)	5
Consolidated Statements of Operations, Nine Months Ended September 30, 2004 and 2003 (Unaudited)	6
Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2004 and 2003 (Unaudited)	7
Notes to Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	37
Item 4. Controls and Procedures	38
Part II. Other Information	39
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
September 30, 2004 and December 31, 2003

	(Unaudited)
	September 30,	December 31,
	2004	2003
Assets
Investments:
Fixed maturities held-to-maturity, at amortized cost (fair value $8,763,151 in 2004 and $13,478,770 in 2003)	$7,485,129	$11,699,899
Fixed maturities available-for-sale, at fair value (cost $199,341,290 in 2004 and $235,934,858 in 2003)	198,463,488	237,505,966
Equity securities, available-for-sale, at fair value (cost $748,428 in 2004 and $786,026 in 2003)	1,040,363	1,142,352
Mortgage loans on real estate (net of reserve of $50,000 in 2004 and 2003)	309,304	547,469
Policy loans	20,995,580	21,873,634
Other long-term investments	2,523,428	2,418,812

Total investments	230,817,292	275,188,132
Cash and cash equivalents	67,686,437	15,016,254
Accrued investment income	2,537,615	3,341,483
Reinsurance recoverable	18,569,701	3,337,761
Deferred policy acquisition costs	52,910,766	49,730,572
Other intangible assets	3,008,320	3,086,165
Deferred Federal income tax asset	1,950,883	1,887,048
Cost of customer relationships acquired	12,263,351	16,884,456
Excess of cost over net assets acquired	12,401,990	12,938,862
Property, plant and equipment	8,322,200	5,942,726
Other assets	3,127,195	2,739,838

Total assets	$413,595,750	$390,093,297

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
September 30, 2004 and December 31, 2003

	(Unaudited)
	September 30,	December 31,
	2004	2003
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefit reserves	$244,723,130	$233,564,458
Dividend accumulations	4,802,923	4,823,504
Premium deposits	7,395,094	6,509,089
Policy claims payable	4,672,412	5,648,288
Other policyholders’ funds	4,303,850	3,876,787

Total policy liabilities	265,897,409	254,422,126
Commissions payable	1,776,917	2,272,216
Federal income tax payable	525,376	613,123
Payable for securities in the process of settlement	4,250,000	3,750,000
Liabilities for options and warrants	2,363,579	—
Other liabilities	2,369,655	2,009,110

Total liabilities	277,182,936	263,066,575
Cumulative convertible preferred stock – Series A-1 ($500 stated value, 50,000 shares authorized, 25,000 shares issued and outstanding in 2004)	5,537,372	—
Stockholders’ Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 37,674,293 shares issued in 2004 and 2003, including shares in treasury of 2,738,874 in 2004 and 2003	181,254,963	178,065,965
Class B, no par value, 2,000,000 shares authorized, 874,935 shares issued and outstanding in 2004 and 2003	2,437,052	2,437,052
Retained deficit	(43,758,593)	(46,077,094)
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax	(386,672)	1,272,107

	139,546,750	135,698,030
Treasury stock, at cost	(8,671,308)	(8,671,308)

Total stockholders’ equity	130,875,442	127,026,722

Total liabilities and stockholders’ equity	$413,595,750	$390,093,297

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2004 and 2003

(Unaudited)

	Three months ended September 30,
	2004	2003
Revenues:
Premiums	$18,309,202	$20,451,093
Annuity and universal life considerations	500,230	81,346
Net investment income	3,444,307	3,720,331
Realized gains	478,923	523,275
Decrease in fair value of options and warrants	630,571	—
Other income	170,720	238,202

Total revenues	23,533,953	25,014,247
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit reserves	4,333,921	2,693,965
Policyholders’ dividends	1,141,695	978,665
Claims and surrenders	8,351,117	10,136,813

Total insurance benefits paid or provided	13,826,733	13,809,443
Commissions	4,896,033	4,772,855
Other underwriting, acquisition and insurance expenses	4,206,260	4,949,190
Capitalization of deferred policy acquisition costs	(4,973,716)	(4,808,408)
Amortization of deferred policy acquisition costs	2,626,288	3,561,968
Amortization of cost of customer relationships acquired and other intangibles	727,875	881,857
Gain on coinsurance agreements	(23,846)	—

Total benefits and expenses	21,285,627	23,166,905

Income before Federal income tax	2,248,326	1,847,342
Federal income tax expense	755,341	532,898

Net income	$1,492,985	$1,314,444

Per Share Amounts:
Basic and diluted income per share of common stock	$0.03	$0.04

Weighted average shares outstanding	35,810,354	34,969,715

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Nine months ended September 30,
	2004	2003
Revenues:
Premiums	$50,298,907	$55,867,983
Annuity and universal life considerations	2,270,050	247,158
Net investment income	11,108,639	10,521,530
Realized gains	735,308	989,847
Decrease in fair value of options and warrants	630,571	—
Other income	481,127	609,249

Total revenues	65,524,602	68,235,767
Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit reserves	11,573,790	4,736,044
Policyholders’ dividends	2,871,708	2,559,430
Claims and surrenders	24,640,495	29,734,285

Total insurance benefits paid or provided	39,085,993	37,029,759
Commissions	13,158,566	12,564,190
Other underwriting, acquisition and insurance expenses	11,825,431	14,675,995
Capitalization of deferred policy acquisition costs	(12,972,220)	(11,718,064)
Amortization of deferred policy acquisition costs	7,594,592	9,222,629
Amortization of cost of customer relationships acquired and other intangibles	2,087,890	5,147,240
Loss on coinsurance agreements	586,767	—

Total benefits and expenses	61,367,019	66,921,749

Income before Federal income tax	4,157,583	1,314,018
Federal income tax expense	1,407,907	372,901

Net income	$2,749,676	$941,117

Per Share Amounts:
Basic and diluted income per share of common stock	$0.06	$0.03

Weighted average shares outstanding	35,810,354	34,472,408

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,749,676	$941,117
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on sale of investments and other assets	(735,308)	(989,847)
Loss on coinsurance agreements	586,767	—
Decrease in fair value of options and warrants	(630,571)	—
Net deferred policy acquisition costs	(5,377,628)	(2,495,435)
Amortization of cost of customer relationships acquired and other intangibles	2,087,890	5,147,240
Depreciation	625,911	552,469
Deferred Federal income tax	790,687	519,325
Change in:
Accrued investment income	803,868	(61,353)
Reinsurance recoverable	(10,711,362)	(943,036)
Future policy benefit reserves	11,158,672	5,824,128
Other policy liabilities	316,611	1,028,316
Federal income tax	(87,747)	(623,924)
Commissions payable and other liabilities	(134,754)	(704,503)
Other, net	(2,287)	(274,619)

Net cash provided by operating activities	1,440,425	7,919,878
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	28,543,402	11,826,358
Sale of equity securities, available-for-sale	37,500	838,416
Maturity of fixed maturities, available-for-sale	75,049,276	130,410,853
Purchase of equity securities, available-for-sale	—	(1,671)
Purchase of fixed maturities, available-for-sale	(61,695,187)	(164,547,000)
Principal payments on mortgage loans	52,247	169,880
Sale of other long-term investments and property, plant and equipment	436,563	194,707
Cash from acquisitions	—	3,869,228
Decrease (increase) in policy loans, net	878,054	(92,485)

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Nine months ended September 30,
	2004	2003
Purchase of other long-term investments and property, plant and equipment	$(3,361,442)	$(376,778)

Net cash provided by (used in) investing activities	39,940,413	(17,708,492)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	12,500,000	—
Payment of convertible preferred stock issuance costs	(1,210,655)	—

Net cash provided by financing activities	11,289,345	—

Net increase (decrease) in cash and cash equivalents	52,670,183	(9,788,614)
Cash and cash equivalents at beginning of period	15,016,254	19,211,802

Cash and cash equivalents at end of period	$67,686,437	$9,423,188

Supplemental:
Cash paid during the period for income taxes	$704,967	$477,500

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Nine Months Ended September 30, 2004 and 2003

(Unaudited)

Supplemental Disclosure of Non-Cash Investing and Financing Activities (Continued):

On March 9, 2004, the Company entered into coinsurance agreements, effective January 1, 2004, ceding the majority of its accident and health premiums and corresponding benefits and claims. Due to this cession, the Company ceded its January 1, 2004, deferred policy acquisition costs and cost of customer relationships acquired and increased reinsurance recoverable and funds withheld under coinsurance agreements by $2,197,434, $2,886,060, $14,960,408 and $10,439,830, respectively, resulting in a loss of $634,461 and a deferred gain of $71,545. Of that deferred gain, $23,846 was amortized to earnings in third quarter of 2004. The remaining deferred gain at September 30, 2004, amounting to $23,851, will be amortized to earnings over the remaining settlement period of the accident and health coinsurance agreements.

On July 12, 2004, the Company completed a private placement of $12.5 million of Series A-1 Senior Convertible Preferred Stock to four unaffiliated institutional investors. The Company initially recognized deferred issuance costs of $1,210,655, discounts on beneficial conversion features of $3,073,204 and discounts on fair value of options and warrants of $2,994,150, respectively. The Company has subsequently recognized accretion of those deferrals and discounts amounting to $315,381. These discounts and deferrals have decreased the carrying amount of the Convertible Preferred Stock in the statement of financial position.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

(Unaudited)

(1)	Financial Statements

The interim consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977, and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Citizens USA Life Insurance Company (CUSA), Citizens National Life Insurance Company (Citizens National), formerly Combined Underwriters Life Insurance Company, First Alliance Insurance Company (FAIC), KYWIDE Insurance Management, Inc. (KYWIDE), Mid-American Alliance Corporation (Mid-American), Mid American Century Life Insurance Company (MACLIC), Security Alliance Insurance Company (SAIC), Mid-American Associates Agency, Inc. (MAAAI) and Mid-American Alliance Insurance Agency, Inc. (MAAIA). Citizens and its consolidated subsidiaries are collectively referred to as “the Company.”

The statement of financial position for September 30, 2004, the statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and the statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2004, and for comparative periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003, Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2004, are not necessarily indicative of the operating results for the full year.

(2)	Coinsurance Agreements

On March 9, 2004, the Company entered into coinsurance agreements, effective January 1, 2004, and ceded approximately $15 million of its annual accident and health premium and corresponding benefits and claims. In consideration for these cessions, the Company made a closing settlement payment of $10,439,830 to the reinsurer in June 2004. Due to this cession, the Company reduced its January 1, 2004 deferred policy acquisition costs, cost of customer relationships acquired and policy benefit reserve of $2,197,434, $2,886,060 and $14,960,408, respectively, and recorded an amount payable to the reinsurer of $10,439,830, resulting in a loss of $634,461 and a deferred gain of $71,545. Of that deferred gain, $23,848 and $23,846 was amortized to earnings in second and third quarter 2004, respectively. The remaining deferred gain at September 30, 2004, amounting to $23,851, will be amortized to earnings over the remaining settlement period of the accident and health coinsurance agreement. The coinsurance agreement provides that this ceded business will revert to the reinsurer when a parallel assumption reinsurance agreement is approved by the various state insurance departments holding jurisdiction. Such status is expected during 2004. The Company also participates in future profits on the accident and health business subject to the coinsurance agreements over a 10-year period.

(3)	Subsequent Event—Acquisition

On October 1, 2004, the Company consummated the acquisition of Security Plan Life Insurance Company (Security Plan), a Louisiana life insurance company with marketing operations primarily in Louisiana. Pursuant to the terms of the agreement, which was approved by insurance regulatory authorities, CICA acquired all of the outstanding shares of Security Plan for $85 million. The transaction will be accounted for as a purchase. The acquisition was reported on a Current Report on Form 8-K; an amendment to this Form 8-K containing pro forma financial information will be filed with the SEC by December 14, 2004.

(4)	Revolving Line of Credit

On March 22, 2004, the Company entered into a revolving loan agreement with a bank establishing a commitment for a line of credit of $30,000,000 that matures on March 22, 2005. The line of credit has a maximum of $5,000,000 for general corporate purposes not related to acquisition of insurance companies and any borrowings up to the maximum for general corporate purposes are unsecured. The line of credit bears interest at the lesser of the thirty-day LIBOR (London InterBank Offered Rate) plus 180 basis points or the highest lawful rate. The Company paid a loan origination fee ($112,500) equal to 37.5 basis points of the line of credit. The loan is secured by 100% of the common stock of any company acquired by the Company or any of its subsidiaries if the line of credit is used for any part of an acquisition. As of September 30, 2004, the Company had not made any draws against this revolving line of credit.

On October 1, 2004, the Company entered into a Second Amendment to the Loan Agreement that converted into a term loan a $30 million advance against the line of credit made for the purpose of acquiring Security Plan. Under the term loan, the Company is to repay the principal portion of the loan in ten semi-annual installments of $3,000,000 beginning on May 1, 2005, with the final installment of principal and any accrued and unpaid interest on November 1, 2009. Interest on the unpaid principal balance of the loan is to be paid on the fifth day of each month following the end of the fiscal quarter of the Company. The interest rate is equal to a 30-day LIBOR plus 1.8% per year. In connection with the acquisition of Security Plan, the Company’s borrowed funds on its term loan were loaned to CICA.

Because the maximum borrowing authorized on the Company’s line of credit is $30 million, the line has been drawn down to zero. Under the Amended Loan Agreement, upon any prepayment or repayment of the term loan described above, the line of credit will be reinstated to an aggregate amount equal to the difference between (a) $30 million minus (b) the aggregate outstanding principal amount under the term loan.

Because CICA is an insurance company formed under the laws of Colorado, under the subordinated debenture, any principal and accrued interest is not a legal liability of CICA until repayment of interest or principal has received the prior written approval of the Commissioner of Insurance for the State of Colorado. CICA has pledged 100% the stock of Security Plan to the bank as collateral.

(5)	Convertible Preferred Stock

On July 12, 2004, the Company completed a private placement of $12.5 million of Series A-1 Senior Convertible Preferred Stock to four unaffiliated institutional investors. The 25,000 shares of Series A-1 Convertible Preferred Stock carry a 4% per annum dividend, payable in cash or shares of the Company’s Class A common stock, are convertible at the option of the investor at any time into Class A common shares at a conversion price of $7.24 per share and are mandatorily redeemable in five years. The Company may, if certain conditions have been met, pay dividends and redemptions in shares of Class A common stock at a minimum price of $4.00. The Company may, at its option, subject to certain conditions, increase the issue to $25 million.

In connection with the sale of the Series A-1 Convertible Preferred Stock, the Company issued to the investors and finders seven-year warrants to purchase up to 474,792 and 86,326, respectively, Class A common shares at an exercise price of $7.96 per share. To the extent the Company increases the issue from $12.5 million, the number of Class A common shares purchased pursuant to the seven-year warrants would increase proportionately.

The Company also issued to the investors unit warrants entitling the investors to purchase from the Company for a period of approximately 12 months up to $5 million of Series A-2 Convertible Preferred Stock (5,000 shares) and additional seven-year warrants to purchase approximately 120,000 to 200,000 additional Class A common shares at an exercise price of $7.96. If issued, the Series A-2 Convertible Preferred Stock would be convertible into Class A common shares at a conversion price calculated as 110% of the average market closing price of the Class A common stock for the 30 trading days prior to the date of issuance of the Series A-2 Convertible Preferred Stock, but not less than $7.00 or greater than $11.50 per share. Otherwise, the Series A-2 Convertible Preferred Stock has substantially identical terms to the Series A-1 Convertible Preferred Stock. The Company utilized the net proceeds from the sale of the Series A-1 Convertible Preferred Stock as part of the purchase price of the acquisition of Security Plan discussed above.

The Company would be required to redeem the Preferred stock no earlier than seven months after the issuance date if the average market price (for a consecutive 42 day trading period) is $5.50 per share or less. The Company can choose to redeem for cash or common stock. If the average price is less than $4.00 per share, the redemption must be in cash. The holder may receive cash in place of Class A common stock if the price is above $4. Redemption rights terminate if the Class A common stock exceeds 130% ($9.41) of the conversion price of the Series A-1 Convertible Preferred Stock for any 25 consecutive trading days period.

At July 12, 2004, the Company initially recognized deferred issuance costs of $1,210,655, discount on beneficial conversion feature of $3,073,204 and discounts on fair values of options and warrants of $2,994,150, respectively, as offsets against the $12.5 million issuance of the Series A-1 Convertible Preferred Stock. (The beneficial conversion feature represents the difference at July 12, 2004 between the $7.24 redemption price per share of the Series A-1 Convertible Preferred Stock and the effective conversion price, taking into account embedded warrants and options based upon the number of shares to be converted at inception. This intrinsic value of the beneficial conversion feature at July 12, 2004 reduced the carrying value of the Series A-1 Convertible Preferred Stock on the statement of financial position with an equal amount credited to the Class A common stock. This discount for the beneficial conversion feature is reduced and amortized to retained earnings over the five-year redemption period of the Series A-1 Convertible Preferred Stock using the effective interest method.) These deferred issuance and discount costs are being amortized to retained deficit over the period until redemption using the effective interest method. At September 30, 2004, there was $1,158,193 in unaccreted deferred issuance costs and $5,804,435 in unaccreted discount costs.

The initial July 12, 2004 recognition of the beneficial conversion feature and discounts on fair values of options and warrants resulted in $3,073,204 of additional paid-in capital for the Class A common stock and $2,994,150 of liabilities for options and warrants. Changes in the fair value of options and warrants are recognized in the statement of operations with a corresponding change in the liabilities for options and warrants. For the period ended September 30, 2004, there was a decrease in fair value of options and warrants of $630,571 and corresponding decrease in the related liabilities.

On September 30, 2004, the Company declared its initial 4% dividend to the Series A-1 Convertible Preferred Stock shareholders. The Company paid the dividend by issuing 19,396 shares of its Class A common stock valued at $115,794.

(6)	Segment Information

The Company has three reportable segments: International Life Business, Domestic Health Business and Domestic Life Business.

International Life Business, consisting of ordinary whole life business, is offered primarily throughout Central and South America. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars and paid in the U.S. Domestic Health Business, consisting of accident and health, specified disease, hospital indemnity and accidental death policies, is sold throughout the southern U.S. Domestic Life Business, consisting of traditional whole life, burial insurance and pre-need policies, is sold throughout the southern U.S. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies included in the Company’s annual consolidated financial statements for the year ended December 31, 2003. The Company evaluates performance based on U.S. GAAP income (loss) before federal income taxes for its three reportable segments.

Geographic Areas - The following summary represents financial data of the Company’s continuing operations based on their location.

	Nine months ended September 30,
	2004	2003
Revenues:
U.S.	$13,410,319	$23,773,815
Non-U.S.	52,114,283	44,461,952

Total Revenues	$65,524,602	$68,235,767

The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company’s reportable segments for the periods indicated is as follows:

	Nine months ended September 30,
	2004	2003
Revenue, excluding net investment income and realized gains:
Domestic Life	$10,465,511	$8,832,111
Domestic Health	520,816	10,931,060
International Life	42,694,328	36,961,219

Total consolidated revenue, excluding net investment income and realized gains	$53,680,655	$56,724,390

Net investment income:
Domestic Life	$2,273,503	$3,520,280
Domestic Health	—	145,494
International Life	8,835,136	6,855,756

Total consolidated net investment income	$11,108,639	$10,521,530

Realized gains:
Domestic Life	$150,489	$344,870
Domestic Health	—	—
International Life	584,819	644,977

Total consolidated realized gains	$735,308	$989,847

Revenue:
Domestic Life	$12,889,503	$12,697,261
Domestic Health	520,816	11,076,554
International Life	52,114,283	44,461,952

Total consolidated revenue	$65,524,602	$68,235,767

	Nine months ended September 30,
	2004	2003
Amortization expense:
Domestic Life	$2,994,029	$2,862,677
Domestic Health	—	4,600,303
International Life	6,688,453	6,906,889

Total consolidated amortization expense	$9,682,482	$14,369,869

Income (loss) before Federal income tax:
Domestic Life	$(254,923)	$732,593
Domestic Health	(714,491)	(1,217,798)
International Life	5,126,997	1,799,223

Total consolidated income (loss) before Federal income tax	$4,157,583	$1,314,018

	September 30, 2004	December 31, 2003
Assets:
Domestic Life	$143,625,260	$139,642,798
Domestic Health	16,849,891	15,827,325
International Life	253,120,599	234,623,174

Total	$413,595,750	$390,093,297

Major categories of premiums and annuity and universal life considerations are summarized as follows:

	Nine months ended	Nine months ended
	September 30, 2004	September 30, 2003
Premiums and annuity and universal life considerations:
Ordinary life	$49,430,369	$44,726,763
Annuity and universal life	2,270,050	247,158
Group life	347,722	210,160
Accident and health	520,816	10,931,060

Total premiums	$52,568,957	$56,115,141

(7)	Accumulated Other Comprehensive Income (Loss)

For the three and nine months ended September 30, 2004, the other comprehensive income (loss) amounts included in total comprehensive income (loss) consisted of unrealized gains (losses) on investments in fixed maturities and equity securities available-for-sale of $2,095,980 and $(1,658,779), respectively, net of tax, and for the same period in 2003 unrealized losses of $(1,656,312) and $(886,083), respectively, net of tax. Total comprehensive income for the three and nine months ended September 30, 2004, was $3,588,965 and $1,090,897, respectively, net of tax, and for the same period in 2003, total comprehensive income (loss) of $(341,868) and $55,034, respectively, net of tax.

(8)	Earnings Per Share

Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for both the three and nine months ended September 30, 2004, were 35,810,354. The weighted average shares outstanding for the three and nine months ended September 30, 2003, were 34,969,715 and 34,472,408, respectively. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% stock dividend paid in 2003. The 2003 stock dividend resulted in the issuance of 2,447,050 Class A shares (including 179,181 shares in treasury) and 57,239 Class B shares. In addition, 2,560,994 Class A shares were issued in February 2003 in conjunction with the acquisition of First Alliance and 774,229 Class A shares were issued in November 2003 for the acquisition of Mid-American.

On March 4, 2004, at a special meeting of the Company’s shareholders, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of its Class A and Class B common stock from 50,000,000 to 100,000,000 and from 1,000,000 to 2,000,000, respectively. In addition, a class of 25,000,000 shares of preferred stock was authorized to be available for future issuance in series with terms and preferences designated by the Company’s Board of Directors. As discussed above, the Company completed a private placement of $12.5 million of Series A-1 Convertible Preferred Stock in July 2004. In addition, on September 30, 2004, the Company declared its initial 4% dividend to the Series A-1 Convertible Preferred Stock shareholders. The Company paid the dividend in early October 2004 by issuing 19,396 shares of its Class A common stock valued at $115,794.

The following table sets forth the computation of basic and dilutive earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic and diluted income per share:
Numerator:
Net income	$1,492,985	$1,314,444	$2,749,676	$941,117
Less: Preferred stock dividend	(115,794)	—	(115,794)	—
Accretion of deferred issuance costs and discounts on preferred stock	(315,381)	—	(315,381)	—

Net income to common stockholders	$1,061,810	$1,314,444	$2,318,501	$941,117

Denominator:
Weighted average shares outstanding	35,810,354	34,969,715	35,810,354	34,472,408

Basic and diluted income per share	$0.03	$0.04	$0.06	$0.03

The effects of Series A-1 Convertible Preferred Stock and warrants are antidilutive for both periods; therefore, diluted loss per share is reported the same as basic loss per share. The Series A-1 Convertible Preferred Stock is antidilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the three months and nine months ended September 30, 2004 per common stock obtainable on conversion exceeds basic income per share. The warrants are antidilutive because the exercise price is in excess of the average Class A common stock market price for the three months and nine months ended September 30, 2004.

The Series A-1 Convertible Preferred Stock is convertible at the option of the holders at any time into Class A common shares at a conversion price of $7.24 per share, and are mandatorily redeemable in five years. Conversion can be exercised into an aggregate of 1,726,520 Class A common shares. The Company may, if certain conditions have been met, redeem the Series A-1 Convertible Preferred Stock into shares of its Class A common shares at a minimum price of $7.00 per share. This redemption would result in the issuance of 1,785,715 Class A common shares.

On July 12, 2004, the Company also issued to the purchasers of Series A-1 Convertible Preferred Stock unit warrants entitling the investors to purchase from the Company for a period of approximately 12 months up to $5 million of Series A-2 Convertible Preferred Stock. If issued, the Series A-2 Convertible Preferred Stock would be convertible into Class A common shares at a conversion price calculated as 110% of the average market closing price of the Class A common stock for the 30 trading days prior to the date of issuance of the Series A-2 Convertible Preferred Stock, but not less than $7.00 or greater than $11.50 per share. Using the floor price of $7.00 per share and the ceiling price of $11.50 per share, the holders at conversion could acquire an aggregate of between 434,783 and 714,286 shares of the Company’s Class A common stock if the Series A-2 Convertible Preferred Stock were issued. If issued, the Series A-2 Convertible Preferred Stock’s redemption period would expire on July 12, 2009.

Series A-1 Convertible Preferred Stock warrants can be exercised by the investors and finder to purchase an aggregate of 474,792 shares and 86,326 shares of Class A common stock, respectively, at an exercise price of $7.96 per share. These warrants expire on July 12, 2009. Series A-2 Convertible Preferred Stock warrants could be exercised to purchase an aggregate of between approximately 120,000 to 200,000 shares of Class A common stock if the Series A-2 Convertible Preferred Stock is issued. These warrants, if issued, would expire on July 12, 2009.

(9)	Accounting Pronouncements

In December 2003 the Financial Accounting Standards Board (FASB) issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” that was originally issued in January 2003. This Interpretation as revised addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. This interpretation requires certain disclosures in financial statements issued after January 31, 2003. On December 31, 2003, the Company adopted FASB Interpretation No. 46. This revised Interpretation did not have a material effect on the financial position, results of operations or liquidity of the Company.

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

On March 17 – 18, 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF Issue No. 03-1 requires evaluations and disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The evaluation under EITF Issue No. 03-1 prescribes three sequential steps, the second and third required only if the prior step indicates that it is necessary. The first step is to determine whether an investment is impaired. If an investment is impaired, the second step is to determine whether the impairment is other than temporary. If the impairment is other than temporary, the third step is to recognize the impairment loss in earnings. The guidance for evaluating whether an investment is other than temporarily impaired is effective for reporting periods beginning after June 15, 2004. The disclosures were effective for investments accounted for under SFAS No. 115 and SFAS No. 124 in annual financial statements for fiscal years ended after December 15, 2003. For all other investments within the scope of EITF Issue No. 03-1, the disclosures are effective for fiscal years ending after June 15, 2004. However, the guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-1 has been delayed by proposed FASB Staff Position (FSP) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1” posted on September 30, 2004. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1.” The Company followed the disclosures required by paragraphs 21 and 22 of EITF Issue No. 03-1 on December 31, 2003. Based on current operations, the Company does not anticipate that the impairment evaluation promulgated by EITF Issue No. 03-1, FSP EITF Issue 03-1-1 and FSP EITF Issue 03-1-a will have a material effect on the financial position, results of operations or liquidity of the Company.

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

The Texas Supreme Court granted the Company’s Petition for Review and heard oral arguments on the case on October 21, 2004. The Company expects the Texas Supreme Court will ultimately rule in the Company’s favor, decertify the class and remand the matter to district court for further action. It is the Company’s intention to vigorously defend the request for class certification, as well as to defend vigorously against the individual claims. During the time of the Company’s appeal to the Texas Supreme Court, there will be no further district court proceedings in the case. The Company is unable to determine the potential magnitude of claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although the Company would expect a significant adverse financial impact relating to any final class action judgment.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information within this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the insurance industry, the world economy and the Company itself. Words such as “may,’ “will,” “expect,” “anticipate,” “estimate,” or “continue,” or comparable words are intended to identify such forward-looking statements. In addition, all statements other than statements of historical facts that address activities that the Company expects or anticipates will or may occur in the future are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed for forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise. Readers are encouraged to read the SEC filings of the Company, particularly its Form 10-K for the year ended December 31, 2003, for meaningful cautionary language and discussion of risk factors disclosing why actual results may vary materially from those anticipated by management.

Overview

On October 1, 2004, the Company consummated the acquisition of Security Plan Life Insurance Company (Security Plan), a Louisiana life insurance company with marketing operations primarily in Louisiana. Pursuant to the terms of the agreements, Citizens Insurance Company of America (“CICA”), a wholly owned subsidiary of the Company, acquired all of the outstanding shares of Security Plan for $85 million. The transaction was accounted for as a purchase. Management believes that the acquisition should enhance premium income and total revenue and augment our domestic marketing program, as well as be accretive to earnings.

During 2004, management has focused on several key areas. The Company’s international life business continues to grow, despite economic problems in some Latin American markets that historically have been large sources of new premiums. During 2003, new marketing organizations were contracted in the Pacific Rim and other locations, which are making contributions to new business in the current year. Management believes that the remainder of 2004 will result in further increases in new production.

In March 2004, the Company entered into a reinsurance arrangement where most of our in force accident and health business was ceded to another reinsurer effective January 1, 2004 (See discussion of Accident and Health business below). As a result, overhead reductions of approximately $1,144,000 have been achieved in the first nine months of 2004 and management expects to achieve overhead reductions of approximately $1.4 million for the 2004 year.

Development of our U.S. marketing operations has continued. Changes were made in the management of this program in late 2003 and early 2004, and senior company executives have taken over the development program. Management believes that the acquisition of Security Plan will expand our U.S. operations significantly.

Management continues to seek acquisitions that are accretive to the Company. During 2003, two transactions were completed. Because of the growth in the Company’s asset base and level of capital, management expects to seek opportunities for larger acquisition transactions (those in the $30 million to $75 million purchase price range). As discussed above, on October 1, 2004, the Company consummated the acquisition of Security Plan for $85 million. A $30 million line of credit was entered into with Regions Bank during the first quarter of 2004 and was fully drawn down on October 1, 2004 and converted into a term loan due on November 1, 2009, in connection with the purchase of Security Plan. In addition, the Company completed a private placement of $12.5 million of Series A-1 Senior Convertible Preferred Stock to four unaffiliated institutional investors in July 2004. Management utilized both of these capital sources, as well as available cash on hand, to fund the Security Plan acquisition.

Results of Operations

The Company’s operations have historically focused on three areas: international life insurance; U.S. life insurance; and acquisition of other U.S. life insurance companies. Beginning in 2002 with the acquisition of Citizens National (formerly Combined), a new area was added, that of U.S. supplemental accident and health business. As discussed below, the Company significantly decreased its accident and health segment through the cession of most of such business, effective January 1, 2004.

International Operations

The acceptance of applications for U.S. dollar-denominated ordinary whole life insurance from high net worth foreign nationals has been the core business for the Company for more than 30 years. This niche allows the Company to participate in a marketplace where the policies are typically large face amount, the premiums are paid annually, the persistency is high compared to U.S. policies, the mortality is as good as or better than that experienced in the U.S., the caliber of the marketers from whom applications are received for consideration is above the average, and there is no advancing of commissions to producers. Overall, we expect our international operations to continue to expand. The number of independent marketers contracted has grown over the past few years. Historically, the majority of such business was focused on Central and South America. During the past two years, applications have been received from thirty-six countries, with the Pacific Rim representing a growing presence of new applications. Our foreign life insurance business occurs through our primary insurance subsidiary, CICA. Foreign business made up more than 86% of CICA’s premium revenues in 2003.

For the first nine months of 2004, submitted annualized international premiums were $11.1 million or 24.2% higher than $8.9 million for the same period in 2003, reflecting a broad-based increase in new life production. Total premium income from the international market amounted to $42,694,328 during the first nine months of 2004 compared to $36,961,219 for the same period of 2003, an increase of 15.5%. (See Note 6 of the “Notes to Consolidated Financial Statements” for an analysis of the International Life segment.)

Management is pleased with the growth in international production, because two countries from which significant numbers of applications have been received, Argentina and Venezuela, have undergone financial crises over the past few years. These two countries represented more than 18% of the annual premium income of the Company in 2003. During the late 1980’s Argentina became the largest source of new business for CICA, particularly as a new middle class emerged in that country’s society. Because of this emerging middle class, CICA (which has historically only focused on the upper income groups) began offering a plan in Argentina that was designed for this group that was popularly received. When the economic crises occurred, the middle class was severely impacted and CICA experienced a decrease in new business and an increase in surrenders. Since that time, management has refocused the marketing organizations in this area on the high net worth individuals that have historically been the core group of insureds. During 2003, international surrenders declined compared to 2002 and have continued to decline for the first nine months of 2004. Management is optimistic that in future years, production will increase from this area as Argentina’s economy recovers. Also during 2003, Venezuela’s economy was dramatically disrupted as the export of oil was halted. This event caused the volume of new business from that country to drop significantly during the year. Management believes that once this situation is resolved, the volume of new business received from that market should improve.

U.S. Operations

The Company’s focus historically has been on the international market because of the key advantages described above. However, throughout the Company’s history, it has always written U.S. business, and through the acquisition of other U.S. life insurers, including the recently consummated acquisition of Security Plan on October 1, 2004. The Company has now accumulated more than $50 million of annual U.S. life premium.

Security Plan has traditionally offered smaller policies primarily designed to fund funeral costs and offered the convenience of home service collection of premiums. Management intends to continue to grow Security Plan’s traditional business and market additional products to its customer base.

Total premium income from the life domestic market amounted to $10,465,511 during the first nine months of 2004 compared to $8,832,111 for the same period of 2003. Given that Security Plan’s annual premium income is approximately $40 million, management expects considerable accretion as Security Plan will be included in operating results after September 30, 2004. Management intends to broaden the portfolio of ordinary whole life products available in the United States to include products similar to those available to overseas clients as well.

Other recent acquisitions, such as our acquisition of Mid-American Alliance Corporation in Missouri (MAAC), have created opportunities to increase U.S. production. Mid American Century Life Insurance Company, a Missouri-domiciled life insurer acquired in the acquisition of MAAC, is writing approximately $1 million of annual life premium. Through this and contacts developed therefrom, marketing operations are being conducted in several states.

Additionally, through the 2002 acquisition of Combined Underwriters Life Insurance Company, (now Citizens National), the Company acquired a “Stipulated Premium” company, which has the capacity to recruit and train marketers and permit them to begin selling based upon a “certificate of authority” issued by the Company. This means that a potential recruit can begin to sell insurance immediately without the delays required by today’s agent licensing requirements. Marketing associates under contract to Citizens National submitted approximately $1 million of new life premium in 2003, and management expects similar production in 2004. Additionally, the Company has a block of Credit Life and Disability business written through furniture stores in Texas, Louisiana and Arkansas. This business is typically single premium, and amounted to more than $850,000 in 2003. During the first nine months of 2004, credit premiums were more than $830,000.

Accident and Health Business

We have historically maintained a small block of U.S. accident and health business primarily through acquisitions in the mid-1990’s that brought other books of accident and health business, including some major medical business. However, the acquisition of Citizens National in 2002, substantially increased both the amount of accident and health business in force, as well as the volume of new business. Most of the accident and health business we have acquired has been unprofitable when we acquired it. Significant rate increases, coupled with the non-renewal of the major medical business, over time would improve the performance of these acquired blocks. The accident and health book of business acquired in the Citizens National acquisition did not result in operating profits either.

Management determined in late 2003 to seek a buyer for the block of accident and health business due to increased costs, regulatory limits on rate increases, a reduced reinsurance market and high administrations costs relating to our accident and health segment. In early 2004, management reached an agreement to transfer most of the in force accident and health business to a Texas-domiciled reinsurer effective January 1, 2004. The consideration for the transfer, which was initially accomplished through a 100% coinsurance arrangement until the various state insurance departments can approve an assumption reinsurance agreement, will be a participation in any future profits on the book of business over a 10-year period.

For the first nine months of 2004, accident and health premium decreased by $10.4 million, compared to the same period in 2003. Upon closing of the transaction, CICA transferred reserves of $8,101,000, and Citizens National transferred reserves of $6,859,000 to the assuming carrier. Management estimates that this action will result in a decrease of approximately $14 million of annual premium income but should improve long-term profitability. We anticipate that overhead savings of more than $1.4 million annually will be achieved through the transfer of this business. (See Note 4 of the “Notes to Consolidated Financial Statements”.)

Due to the cession of most of the accident and health business effective January 1, 2004, the operations related to our domestic health segment decreased significantly as discussed below. During the first nine months of 2004, premium revenues from accident and health business were $521,000 compared to $10,931,000 in the first nine months of 2003. Claims expenses totaled $195,000 in the first nine months of 2004 compared to $7,058,000 for the same period in 2003. Commission expenses for the nine months ended September 30, 2004 were $167,000 compared to $2,098,000 for the comparable period in 2003. Administrative expenses were approximately $288,000 in the first nine months of 2004 compared to $2,630,000 in the first nine months of 2003. Additionally, due to the high lapsation experienced in Citizens National’s accident and health block of business during the first nine months of 2003, the amortization of cost of customers relationships acquired in the acquisition accelerated. During the nine months ended September 30, 2003, $3.6 million of such cost was amortized. Due to the cession, the Company reduced its January 1, 2004 deferred policy acquisition costs, cost of customer relationships acquired and policy benefit reserves of approximately $2.2 million, $2.9 million and $15.0 million, respectively, and recorded an initial amount payable to the reinsurer of $10.4 million (settled in June 2004), resulting in a charge of approximately $634,000 and a deferred gain of approximately $72,000 that will be amortized to earnings over the remaining settlement period of the accident and health coinsurance agreements.

Three months ended September 30, 2004 and 2003

The following table sets forth the Company’s net income for periods indicated:

Three Months
Ended		Net Income Per
September 30	Net Income	Common Share
2004	$1,493,000	$0.03
2003	1,314,000	0.04

As further discussed below, an increase in life premiums and decrease in the fair value of options and warrants and decreases in claims and general insurance expenses offset by decreased net investment income and the impact of coinsurance agreements effective January 1, 2004 contributed to the earnings in third quarter 2004 compared to third quarter 2003.

The Company entered into coinsurance agreements, effective January 1, 2004, and ceded approximately $15 million of its annual accident and health premium and corresponding benefits and claims. In consideration for these cessions, the Company made a closing settlement payment of $10,440,000 to the reinsurer in June 2004. Due to this cession, the Company also reduced its January 1, 2004 deferred policy acquisition costs, cost of customer relationships acquired and policy benefit reserves by $2,197,000, $2,886,000 and $14,960,000, respectively, and recorded an initial amount payable to the reinsurer of $10,440,000, resulting in a first quarter 2004 charge of $634,000 and a deferred gain of $72,000. Of that deferred gain, $24,000 was amortized to earnings in third quarter 2004. The remaining deferred gain at September 30, 2004, amounting to $24,000, will be amortized to earnings over the settlement period of the agreements. The coinsurance agreements provide that this ceded business will revert to the reinsurer when parallel assumption reinsurance agreements are approved by the various state insurance departments holding jurisdiction. Such approval is expected during 2004. The Company also participates in future profits on the accident and health business subject to the coinsurance agreements over a 10-year period.

Total revenues for third quarter 2004 were $23,534,000 compared to $25,014,000 in 2003, a decrease of 5.9%. The cession of the majority of our accident and health premiums decreased revenues for the third quarter of 2004 by $3,587,000 compared to the comparable period of 2003, while the acquisition of Mid-American increased third quarter 2004 revenues by $751,000. New life premiums increased 4.6%, renewal life premiums increased 11.0%, and net investment income decreased by 7.4%. The increase in new life revenues was due to the continued expansion of both the international and domestic markets. The increase in renewal life premiums was due to improved persistency. Third quarter 2004 revenues also increased $631,000 due to the quarterly decrease in the fair value of the Series A-1 and Series A-2 options and warrants associated with the issuance of the convertible preferred stock on July 12, 2004.

Premiums and annuity and universal life considerations for the three-month period decreased 8.4% from $20,532,000 in 2003 to $18,809,000 in 2004. The 2004 decrease resulted from the $3,587,000 decrease in accident and health premiums due to the coinsurance cession discussed above. The acquisition of Mid-American increased life premiums and annuity and universal life considerations for third quarter 2004 by $698,000 compared to third quarter 2003. Annualized new life insurance premiums written by CICA increased 10.4% for the three months ended September 30, 2004 compared to third quarter 2003, due to a broad based international and domestic production increases. Management is optimistic about the prospects for the remainder of 2004; however, there is no assurance such increase can be maintained throughout the year. Additionally, as discussed above, renewal life insurance premiums increased 11.0% from third quarter 2003 to third quarter 2004 because of improving persistency.

Net investment income decreased 7.4% during third quarter 2004 to $3,444,000 from $3,720,000 during third quarter 2003. The decline reflected a decrease in our invested asset base from $266,105,000 at September 30, 2003 to $230,817,000 at September 30, 2004. During the second and third quarters of 2004, approximately $50 million of bonds were sold or matured to provide cash for the Security Plan acquisition. In addition, approximately $10 million of bonds were sold or matured so that cash in an amount equal to the accident and health reserves and claims payable could be transferred to the assuming reinsurers under the coinsurance agreements described above.

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

The change in future policy benefit reserves increased from $2,694,000 in third quarter 2003 to $4,334,000 in third quarter 2004. CICA’s life reserves increased $4.1 million in third quarter 2004 compared to an increase of $3.1 million in third quarter 2003 predominantly due to increased persistency. Due to the cession of the majority of the accident and health business, CICA has experienced a minimal change in accident and health reserves for the three months ended September 30, 2004.

Citizens National’s life reserves increased approximately $6,000 in the third quarter of 2004 compared to an increase of approximately $34,000 in third quarter 2003. These increases are primarily related to sales of newly developed whole life products that carry increased reserves contrasted with the existing life business that was in force at the acquisition date. Due to the cession of the majority of its accident and health business, Citizens National had no change in its accident and health reserves for the three months ended September 30, 2004. Citizens National’s accident and health reserves, however, decreased by approximately $308,000 in third quarter 2003. The decrease in third quarter 2003 was the result of Citizens National experiencing high lapsation on new accident and health policies issued.

The remaining change in future policy benefit reserves primarily relates to $40,000 decrease in the change in First Alliance’s life reserves comparing third quarter 2003 and 2004 and a $329,000 increase in Mid-American’s reserves in third quarter 2004. First Alliance’s decrease was primarily related to increased surrender activity. The Mid-American increase is primarily related to the sales production and persistency of its life insurance block.

Policyholder dividends increased 16.7% during third quarter 2004 to $1,142,000 from 2003 third quarter dividends of $979,000 due to increased persistency. Virtually all of CICA’s overseas policies are participating, representing approximately 48% of our business in-force. Policyholder dividends are factored into premiums and as such dividend increases should have no adverse impact on profitability.

As noted in the table below, claims and surrenders decreased 17.6% from $10,137,000 for third quarter 2003 to $8,351,000 for third quarter 2004. The 2004 decrease primarily related to the cession of most of our accident and health business as discussed above.

	Three months ended September 30,
	2004	2003
Death claims	$1,431,000	$1,501,000
Surrender expenses	4,765,000	4,661,000
Accident and health benefits	56,000	1,865,000
Endowments	1,943,000	1,779,000
Other policy benefits	156,000	331,000

Total claims and surrenders	$8,351,000	$10,137,000

Death benefits decreased 4.7% from $1,501,000 in 2003 to $1,431,000 in 2004 primarily due to improved mortality. CICA has historically adhered to an underwriting policy that requires thorough medical examinations including x-rays and electrocardiograms on all applicants who are foreign residents, except children, regardless of age or face amount of the policy applied for. On all policies of $150,000 or more, inspection reports are required which detail the background, resources and lifestyle of the applicant. CICA has developed numerous contacts with which our underwriters can validate information contained in applications and inspection and medical reports. CICA also retains the first $100,000 of risk and cedes to other reinsurers the excess.

Accident and health benefits decreased for the three-month period from $1,865,000 in 2003 to $56,000 in 2004 due to the cession of most of the Company’s accident and health business in force, as discussed above, pursuant to coinsurance agreements effective January 1, 2004.

Endowment benefits increased 9.2% from $1,779,000 in third quarter of 2003 to $1,943,000 in the comparable period of 2004. CICA has a series of international policies that carry an immediate endowment benefit of an amount elected by the policyowner. This endowment is factored into the premium of the policy and is paid annually. Like policy dividends, endowments are factored into the premium and as such the increase should have no adverse impact on profitability.

Policy surrenders increased 2.2% from $4,661,000 in 2003 to $4,765,000 in 2004 but decreased as a percentage of business in force due to higher persistency of policies.

During the three months ended September 30, 2004, commissions increased 2.6% to $4,896,000 from $4,773,000 in third quarter 2003 primarily due to the 10.4% increase in production of new life premiums discussed above. Accident and health commissions on the business ceded in 2004 were approximately $725,000 for the three months ended September 30, 2003. In addition, the acquisitions of First Alliance and Mid-American contributed an additional $356,000 of commissions to the third quarter 2004 increase.

Underwriting, acquisition and insurance expenses decreased 15.0% to $4,206,000 in third quarter 2004 compared to $4,949,000 in third quarter 2003 due primarily to economies of scale being achieved in the administration of the business of First Alliance and Citizens National. The third quarter of 2003 also included severance related expenses from the acquisitions of First Alliance and Citizens National. Administration costs on the ceded accident and health business in third quarter 2004 were reduced by $381,000. The acquisition of Mid-American contributed $257,000 to these third quarter 2004 expenses. Management expects to achieve expense reductions over the balance of 2004 due to the accident and health business being assumed by a reinsurer as discussed above.

Capitalized deferred policy acquisition costs increased 3.4% from $4,808,000 in third quarter 2003 to $4,974,000 in third quarter 2004. Due to the cession of the accident and health business, capitalization of accident and health related deferred policy and acquisition costs were minimal in 2004, compared to $463,000 during third quarter of 2003. Amortization of these costs was $2,626,000 and $3,562,000, respectively, in the third quarter of 2004 and 2003. During third quarter 2003, the amortization of deferred policy acquisition costs on accident and health policies was $366,000. Amortization of these costs in 2004 was minimal due to the cession of the majority of the accident and health business discussed above.

Amortization of cost of customer relationships acquired and other intangibles decreased from $882,000 in the third quarter of 2003 to $728,000 in the third quarter of 2004. With most of the accident and health business ceded in 2004, amortization of these costs was minimal in third quarter 2004. During the three months ended September 30, 2003, $579,000 of these accident and health costs were amortized. The acquisitions of First Alliance and Mid-American contributed an additional $299,000 of amortization of these costs in 2004. Amortization of other intangibles was $68,000 during third quarter 2004.

For the three months ended September 30, 2004, the Company’s effective tax rate increased to 33.6% from the 28.8% effective tax rate of the comparable 2003 period due to the Company no longer being eligible for the small life insurance company deduction available under the Internal Revenue Code due to the October 1, 2004 acquisition of Security Plan discussed above. The Company’s policy is to make its best estimate of the effective tax rate it expects to be applicable for the full year in its provision for income taxes on an interim basis. The acquisition of Security Plan will result in the life insurance company assets of the Company’s life insurance controlled group exceeding $500 million, making it ineligible for the small life insurance company deduction going forward.

Nine months ended September 30, 2004 and 2003

The following table sets forth the Company’s net income (loss) for periods indicated:

Nine Months
Ended		Net Income Per
September 30	Net Income	Common Share
2004	$2,750,000	$0.06
2003	941,000	0.03

As further discussed below, increases in life premiums and net investment income and decreases in claims, general insurance expenses and amortization of cost of customer relationships acquired in excess of losses on the accident and health business related to the impact of coinsurance agreements effective January 1, 2004 contributed to the increased earnings in first nine months of 2004 compared to first nine months of 2003.

The Company entered into coinsurance agreements, effective January 1, 2004 as discussed above under “Three months ended September 30, 2004 and 2003.”

Total revenues for the first nine months of 2004 were $65,525,000 compared to $68,236,000 in 2003, a decrease of 4.0%. The cession of most of our accident and health premiums decreased revenues for the first nine months of 2004 by $10,410,000 compared to the comparable period of 2003, while the acquisition of Mid-American increased 2004 revenues by $2,351,000. New life premiums increased 19.3%, renewal life premiums increased 12.7%, and net investment income increased by 5.6%. The increase in new life revenues was due to the continued expansion of both the international and domestic markets. The increase in renewal life premiums was due to increased persistency. During 2004 revenues also increased $631,000 due to a decrease in the fair value of the Series A-1 and Series A-2 options and warrants for the period ended September 30, 2004 associated with the issuance of the convertible preferred stock on July 12, 2004.

Premiums and annuity and universal life considerations for the nine-month period decreased 6.3% from $56,115,000 in 2003 to $52,569,000 in 2004. The decrease resulted from a $10,410,000 decrease in accident and health premiums. The acquisition of Mid-American increased life premiums and annuity and universal life considerations for the first nine months of 2004 by $2,142,000. Annualized new life insurance premiums written by CICA increased 22.9% for the first nine months of 2004 compared to the first nine months of 2003, due to broad based international and domestic production increases. Management is optimistic about the prospects for the remainder of 2004; however, there is no assurance such increase can be maintained throughout the year. Additionally, as discussed above, renewal life insurance premiums increased 12.7% from 2003 to 2004 because of improved persistency.

Net investment income increased 5.6% during first nine months of 2004 to $11,109,000 from $10,522,000 during the first nine months of 2003. The increase reflected expansion of our asset base from $369,698,000 at September 30, 2003 to $413,595,750 at September 30, 2004. The 2003 acquisition of Mid-American increased 2004 net investment income by $203,000. During the second and third quarters of 2004, approximately $50 million of bonds were sold or matured to provide cash for the Security Plan acquisition. In addition, approximately $10 million of bonds were sold or matured so that cash in an amount equal to the accident and health reserves and claims payable could be transferred.

As discussed above, a majority of our new investment activity over the past three years has focused on the acquisition of bonds issued by public agencies that carry the implied full faith and credit of the Federal government, such as FNMA and FHLMC.

The change in future policy benefit reserves increased from $4,736,000 in the first nine months of 2003 to $11,574,000 in the first nine months of 2004. CICA’s life reserves increased $10.8 million in first nine months of 2004 compared to an increase of $7.0 million in first nine months of 2003 predominantly due to increased persistency on the Company’s business. Due to the cession of the majority of the accident and health business, CICA experienced a minimal change in accident and health reserves for the nine months ended September 30, 2004.

Citizens National’s life reserves increased approximately $282,000 in the first nine months of 2004 compared to a decrease of approximately $445,000 in the first nine months of 2003 due primarily to sales of newly developed whole life products that carry increased reserves contrasted with the existing life business that was in force at the acquisition date. Due to the cession of all of its accident and health business, Citizens National had no change in its accident and health reserves for the nine months ended September 30, 2004. Citizens National’s accident and health reserves, however, decreased by approximately $2.8 million in first nine months of 2003. The non-renewal of the major medical block of accident and health business accounted for $1.2 million of the 2003 decrease. In addition, during the first nine months of 2003, Citizens National experienced high lapsation on new accident and health policies issued.

The remaining change in future policy benefit reserves primarily related to a $1.6 million decrease in the change in First Alliance’s life reserves between the first nine months of 2003 and 2004 and a $1.0 million increase in Mid-American’s reserves in 2004. The First Alliance decrease in the change in reserves was primarily related to the high surrender activity discussed below. The Mid-American increase was primarily related to the sales production and persistency of its life insurance block.

Policyholder dividends increased 12.2% during the first nine months of 2004 to $2,872,000 from 2003 dividends of $2,559,000 due to improved persistency. Virtually all of CICA’s overseas policies are participating, and participating policies represent approximately 48% of our business in-force. Policyholder dividends are factored into the premium and as such the increase should have no adverse impact on profitability.

As noted in the table below, claims and surrenders decreased 17.1% from $29,734,000 for the first nine months of 2003 to $24,640,000 for the first nine months of 2004. The 2004 decrease primarily related to the cession of most of our accident and health business as discussed above.

	Nine months ended September 30,
	2004	2003
Death claims	$4,733,000	$4,671,000
Surrender expenses	13,930,000	12,752,000
Accident and health benefits	195,000	7,058,000
Endowments	5,301,000	4,631,000
Other policy benefits	481,000	622,000

Total claims and surrenders	$24,640,000	$29,734,000

Death benefits increased 1.3% from $4,671,000 in 2003 to $4,733,000 in 2004. The impact of the Mid-American acquisition increased death claims by $98,000. As discussed above, CICA has historically adhered to an underwriting policy, which requires thorough medical examinations on all applicants who are foreign residents.

Accident and health benefits decreased for the nine-month period from $7,058,000 in 2003 to $195,000 in 2004 as discussed above due to the cession of most of the Company’s accident and health business in force pursuant to coinsurance agreements effective January 1, 2004.

Endowment benefits increased 14.5% from $4,631,000 in the first nine months of 2003 to $5,301,000 in the comparable period of 2004. CICA has a series of international policies that carry an immediate endowment benefit of an amount elected by the policyowner. This endowment is factored into the premium of the policy and is paid annually. Like policy dividends, endowments are factored into the premium and as such the increase should have no adverse impact on profitability.

Policy surrenders increased 9.2% from $12,752,000 in 2003 to $13,930,000 in 2004. The 2004 increase was primarily related to the acquisitions of First Alliance and Mid-American, discussed above, which generated $1,397,000 in additional surrenders. First Alliance has experienced significantly higher surrender activity since its acquisition in 2003 due to the actions of former marketing associates of First Alliance placing numerous policies with other companies. Surrenders of our international business declined during the period by 2.5%. While the dollar value of international policy surrenders declined slightly, the amount of surrender benefits as a percentage of business in force declined.

During 2004, commissions increased 4.7% to $13,159,000 from $12,564,000 in 2003 primarily due to the 22.9% increase in the production of new life premiums during the first nine months of 2004 discussed above. Accident and health commissions on the business that has been ceded in 2004 were approximately $2,098,000 for the nine months ended September 30, 2003. In addition, the acquisitions of First Alliance and Mid-American contributed an additional $635,000 of commissions to the 2004 increase.

Underwriting, acquisition and insurance expenses decreased 19.4% to $11,825,000 in 2004 compared to $14,676,000 in 2003 due primarily to the economies of scale being achieved in the administration of the business of First Alliance and Citizens National. In addition, the first nine months of 2003 included severance related expenses from the acquisitions of First Alliance and Citizens National. Administration costs on the ceded accident and health business in 2004 reduced expenses by $1,144,000. Management expects to achieve expense reductions over the balance of 2004 due to the accident and health business being assumed by a reinsurer.

Capitalized deferred policy acquisition costs increased 10.7% from $11,718,000 in the first nine months of 2003 to $12,972,000 in the first nine months of 2004 primarily due to the 22.9% increase in new life production discussed above. Due to the cession of the accident and health business, capitalization of accident and health related deferred policy and acquisition costs was minimal in 2004, compared to $1,176,000 during the first nine months of 2003. Amortization of these costs was $7,595,000 and $9,223,000, respectively, in the first nine months of 2004 and 2003. During the first nine months of 2003, the amortization of deferred policy acquisition costs on accident and health policies was $990,000. Amortization of these costs in 2004 was minimal due to the cession of the majority of the accident and health business discussed above.

Amortization of cost of customer relationships acquired and other intangibles decreased from $5,147,000 in the first nine months of 2003 to $2,088,000 in the first nine months of 2004. With most of the accident and health business ceded effective January 1, 2004, amortization of these costs was minimal in the first nine months of 2004. During the nine months ended September 30, 2003, $3,610,000 of these accident and health costs were amortized. The acquisitions of First Alliance and Mid-American contributed an additional $565,000 of amortization of these costs in 2004. Amortization of other intangibles was $353,000 during the first nine months of 2004.

For the nine months ended September 30, 2004, the Company’s effective tax rate increased to 33.9% from the 28.4% effective tax rate of the comparable 2003 period due to the Company no longer being eligible for the small life insurance company deduction available under the Internal Revenue Code due to the October 1, 2004 acquisition of Security Plan discussed above. The Company’s policy is to make its best estimate of the effective tax rate it expects to be applicable for the full year in its provision for income taxes on an interim basis. The acquisition of Security Plan will result in the life insurance company assets of the Company’s life insurance controlled group exceeding $500 million, making it ineligible for the small life insurance company deduction going forward.

Liquidity and Capital Resources

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet all obligations and is provided by a variety of sources.

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds while investment purchases, policy benefits, and operating expenses are the primary uses of funds. Although the Company historically has not been put in the position of liquidating invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.

A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender charges, that help limit and discourage early withdrawals. Since these contractual withdrawals, as well as the level of surrenders experienced, were consistent with the Company’s assumptions in asset liability management, the associated cash outflows did not have an adverse impact on overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and cash flow tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy. The Company currently expects available liquidity sources and future cash flows to be adequate to meet the demand for funds.

In the past, cash flows from the Company’s insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $1.4 million and $7.9 million for the nine months ended September 30, 2004 and 2003, respectively. The Company also has traditionally had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $39.9 million and $(17.7) million for the nine months ended September 30, 2004 and 2003, respectively. The cash outflow for investment activities for the nine months ended September 30, 2003 primarily related to the investment of excess cash and cash equivalents generated from operations during 2003.

Stockholders’ equity increased from $127,027,000 at December 31, 2003 to $130,875,000 at September 30, 2004 primarily due to $2,750,000 of income earned during the period and recognition of a $2,940,000 beneficial conversion feature, net of accretion, in excess of unrealized losses, net of tax, of $(1,659,000) for the first nine months of 2004. Decreases in the market value of our bond portfolio caused by lower bond prices resulted in the increase in unrealized losses since December 31, 2003.

Invested assets decreased to $230,817,000 at September 30, 2004 from $275,188,000 at December 31, 2003, a decrease of 16.1%. The decrease relates to sales and call activity in the first nine months of 2004 increasing cash on hand. The increase in cash on hand at September 30, 2004 ($68 million versus $15 million at December 31, 2003) was generated through the sale and maturity of fixed maturities to fund the purchase for $85 million in cash of Security Plan that closed on October 1, 2004. The excess cash on hand was invested in cash equivalents throughout third quarter 2004 with maturities of approximately 30 days. A 16.4% decrease in fixed maturities available-for-sale from $237,506,000 at December 31, 2003 to $198,463,000 at September 30, 2004 was the primary reason for the decrease in invested assets. Fixed maturities are categorized into two classifications: fixed maturities held-to-maturity, which are valued at amortized cost, and fixed maturities available-for-sale, which are valued at fair value. Fixed maturities available-for-sale and fixed maturities held-to-maturity were 86.0% and 3.2%, respectively, of invested assets at September 30, 2004. Fixed maturities held-to-maturity, amounting to $7,485,000 at September 30, 2004, consist of U.S. Treasury and U.S. government agency securities. Management has the intent and believes we have the ability to hold the held-to-maturity securities to maturity.

Policy loans comprised 9.1% of invested assets at September 30, 2004 compared to 7.9% at December 31, 2003. These loans, which are secured by the underlying policy values, have annual yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.

Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at September 30, 2004 and December 31, 2003. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss.

During 2004, we intend to continue to utilize callable securities issued by Federal agencies as cash management tools to minimize excess cash balances and enhance returns except for the excess cash that is being generated to fund the acquisition of Security plan as discussed above. During 2003, the Company transferred its primary banking relationship from JP Morgan Chase to Regions Bank.

We do not utilize special purpose entities as investment vehicles. Nor are there any such entities in which we have an investment that engage in speculative activities of any description, and we do not use such investments to hedge our investment positions.

The NAIC has established minimum capital requirements in the form of Risk-Based Capital (“RBC”), which factors the type of business written by an insurance company, the quality of its assets, and various other factors into account to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of actions by the affected company would begin. At September 30, 2004 and December 31, 2003, all of the Company’s insurance subsidiaries were above required minimum levels.

Effective January 1, 2001, the NAIC implemented codified rules for statutory accounting. These rules were approved and implemented by each state in which all of our insurance subsidiaries operations are domiciled. CICA is domiciled in Colorado, Citizens National is domiciled in Texas, FAIC in Kentucky, MACLIC in Missouri, SAIC in Arkansas and CUSA in Illinois. CICA follows certain Colorado state laws that differ from NAIC’s codified rules. The primary difference between the Colorado statutes and the codified rules involve the establishment of a liability for future policy dividends payable. Under codification such reserve is mandated; however, Colorado has an exception if the difference between the premium charged and the mortality factor included in the premium on participating policies exceeds the reserve that would be established. Such is the case for CICA. As a result, CICA did not establish a reserve of approximately $3 million in its statutory financial statements as of and for the nine months ended September 30, 2004 and for the year ended December 31, 2003. Texas, Illinois, Kentucky, Missouri and Arkansas codified rules must be followed unless the Commissioner of Insurance permits specific practices that differ from codified rules. None of our insurance subsidiaries has requested any permission to deviate from NAIC codified rules.

During March 2004, the Company’s shareholders approved amendments to the Articles of Incorporation increasing the number of authorized Class A and Class B shares and authorizing preferred stock that could be issued upon approval of the Board of Directors.

On July 12, 2004, the Company completed a private placement of $12.5 million of Series A-1 Senior Convertible Preferred Stock to four unaffiliated institutional investors. The terms and conditions of the Series A-1 Senior Convertible Preferred Stock are discussed in Note 5 to our consolidated financial statements. The initial recognition of the beneficial conversion feature and discounts on fair values of options and warrants issued in connection with the private placement resulted in $3,073,204 of additional paid-in capital for the Class A common stock and $2,994,150 of liabilities for options and warrants. Changes in the fair value of options and warrants are recognized in the statement of operations with a corresponding change in the liabilities for options and warrants. For the period ended September 30, 2004, there was a decrease in fair value of options and warrants of $630,571 and corresponding decrease in the related liabilities.

On September 30, 2004, the Company declared and paid a 4% quarterly dividend to the Series A-1 Senior Convertible Preferred Stock shareholders. The Company paid the dividend by issuing 19,396 shares of its Class A common stock valued at $115,794.

The Company signed a revolving line of credit agreement from Regions Bank for a $30 million credit facility for use in acquisitions in March 2004. As of September 30, 2004, no amounts have been borrowed under this revolving line of credit. However, on October 1, 2004, the Company entered into a Second Amendment to the Loan Agreement that converted into a term loan its $30 million advance against the line of credit made in connection with the acquisition of Security Plan. Under the term loan, the Company is to repay the principal portion of the loan in ten semi-annual installments of $3,000,000 beginning on May 1, 2005, with the final installment of principal and any accrued and unpaid interest on November 1, 2009. Interest on the unpaid principal balance of the loan is to be paid on the fifth day of each month following the end of the fiscal quarter of the Company. the interest rate is equal to a 30-day LIBOR (London InterBank Offered Rate) plus 1.8% per year.

Because the maximum borrowing authorized on the Company’s line of credit is $30 million, the line has been drawn down to zero. Under the Amended Loan Agreement, upon any prepayment or repayment of the term loan described above, the line of credit is to be reinstated to an aggregate amount equal to the difference between (a) $30 million minus (b) the aggregate outstanding principal amount under the term loan.

In connection with the Security Plan acquisition, funds borrowed by the Company were re-loaned to CICA. CICA has issued to the Company a Subordinated Debenture in the principal amount of $30 million plus interest equal to 30-day LIBOR plus 1.8% per year. Because CICA is an insurance company formed under the laws of Colorado, under the subordinated debenture, any principal and accrued interest is not a legal liability of CICA until repayment of interest or principal has received the prior written approval of the Commissioner of Insurance for the State of Colorado.

The Sarbanes-Oxley Act of 2002 (“the Act”) established significant new guidelines for corporate governance. Subsequently, the New York Stock Exchange adopted new rules that relate to such matters as the composition of listed companies’ Boards of Directors and various committees thereof, the need to adopt specific policies as well as the establishment of a Code of Ethics. The Company’s Board of Directors, Compensation Committee and Audit Committee were already configured in such a way as to comply with the Act. Citizens has operated under a “Principles, Purposes, Philosophy and Beliefs” for numerous years that sets forth the manner in which the Company and its officers, directors and employees are expected to function. However, the Board of Directors has implemented a formal Code of Ethics applicable to all officers, directors and employees.

Additionally, the Act imposes a duty upon public companies to document and test all internal controls and have such audited by independent auditors. The Company has begun the process of documenting all such control procedures and expects to complete the documentation and testing in 2004.

The Company has committed to the following contractual obligations as of September 30, 2004 with the payments due by the period indicated below:

Contractual		Less than	1 to 3	More than
Obligation	Total	1 year	years	3 years
Operating leases	$356,881	$167,958	$188,923	—
Other	684,000	309,000	375,000	—

Total operating leases and other	$1,040,881	$476,958	$563,923	—

Future policy benefit reserves:
Life insurance	$215,472,850
Annuities	16,190,083
Accident and health	13,060,197

Total future policy benefit reserves	$244,723,130

Policy claims payable:
Life insurance	$2,460,748
Accident and health	2,211,664

Total policy claims payable	$4,672,412

Convertible preferred stock	$5,537,372

Total contractual obligations	$255,973,795

Financial Accounting Standards

See Note 9 of our Consolidated Financial Statements for a discussion of recently promulgated accounting standards and interpretations, which we have adopted, and our estimates of their impact upon us.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, mortgage loans on real estate and policy loans, all of which comprised almost 99% of our investment portfolio as of September 30, 2004. These investments are mainly exposed to changes in treasury rates. Our fixed maturities investments include U.S. government bonds, securities issued by government agencies, and corporate bonds. Approximately 97% of the fixed maturities we owned at September 30, 2004 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

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

Decreases in Interest Rates			Increases in Interest Rates
300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
Points	Points	Points	Points	Points	Points
$9,892,000	$7,709,000	$4,909,000	$(11,035,000)	$(23,602,000)	$(36,293,000)

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

The Company’s bond portfolio is more sensitive to sharp increases in interest rates because of the large number of callable securities in the Company’s portfolio. As interest rates fall, the presumption is that higher-yielding securities will be called, rather than appreciating in value.

There are no fixed maturities or other investments that we classify as trading instruments.

Market Risk Related to Equity Prices

     Changes in the level or volatility of equity prices affect the value equity securities we hold as investments. However, our equity investments portfolio was less than 1% of our total investments at September 30, 2004 and December 31, 2003. Thus, we believe that significant decreases in the equity markets would have an immaterial impact on our total investment portfolio. See also Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Texas Supreme Court granted the Company’s Petition for Review and heard oral arguments on the case on October 21, 2004. The Company expects the Texas Supreme Court will ultimately rule in the Company’s favor, decertify the class and remand the matter to district court for further action. It is the Company’s intention to vigorously defend the request for class certification, as well as to defend vigorously against the individual claims. During the time of the Company’s appeal to the Texas Supreme Court, there will be no further district court proceedings in the case. The Company is unable to determine the potential magnitude of the claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although the Company would expect a significant adverse financial impact relating to any final class action judgment.

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

During the quarterly period ended September 30, 2004, the Company sold and issued in a private placement $12.5 million of Series A-1 Senior Convertible Preferred Stock and seven-year warrants to purchase up to 474,792 shares of Class A common stock to four unaffiliated investors. The securities were issued pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in that there were four offerees who were institutional investors, each of whom was a purchaser, each investor represented that it was acquiring the securities for investment purposes and not with a view towards distribution and the securities were affixed with a restrictive legend noting their issuance under exemption from registration and restrictions on subsequent resale or assignment without compliance with applicable securities registration laws or exemptions therefrom. The private placement was disclosed and reported by the Company in a Current Report on Form 8-K filed on July 15, 2004, which is incorporated herein by reference.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	The following exhibits are filed herewith:
2.1	Stock Purchase Agreement between Citizens Insurance Company of American and Mayflower National Life Insurance Company dated June 17, 2004 (a)

3.1	Restated and Amended Articles of Incorporation (b)

3.2	Bylaws (c)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (d)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (e)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (f)

10.3	Plan and Agreement of Exchange between Citizens, Inc. and Combined Underwriters Life Insurance Company (g)

10.4	Plan and Agreement of Exchange between Citizens, Inc. and Lifeline Underwriters Life Insurance Company (h)

10.5	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and First Alliance Corporation (i)

10.6	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and Mid-American Alliance Corporation. (j)

10.7	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (k)

10.8	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (l)

10.9	Loan Agreement, Security Agreement and Note dated March 22, 2004 between Citizens, Inc. and Regions Bank (m)

10.9(a)	Second Amendment to Loan Agreement between Citizens, Inc. and Regions Bank dated October 1, 2004 (o)

10.9(b)	Security Agreement between Citizens Insurance Company of America and Regions Bank dated October 1, 2004 (o)

10.9(c)	Subordinated Debenture dated October 1, 2004, issued by Citizens Insurance Company of America to Citizens, Inc. (o)

Exhibit Number	The following exhibits are filed herewith:
10.10(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (m)

10.10(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (n)

10.10(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (n)

10.10(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (n)

10.10(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (n)

10.10(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (n)

10.10(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (n)

10.10(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (n)

10.10(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (n)

10.10(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (n)

10.10(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (n)

10.10(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (n)

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed on June 21, 2004, with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(b)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(c)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, on May 2, 1995, and incorporated herein by reference.

(d)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(e)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, filed on or about November 14, 1996.

(f)	Filed as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(g)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002 and incorporated herein by reference.

(h)	Filed as Appendix B with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(i)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-102016 dated December 19, 2002, and incorporated herein by reference.

(j)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-106128 dated June 13, 2003, and incorporated herein by reference.

(k)	Filed on March 22, 2004 as Exhibit 10.8 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(l)	Filed on March 22, 2004 as Exhibit 10.9 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(m)	Filed on March 26, 2004 as Exhibit 10.10 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(n)	Filed on July 15, 2004 under Exhibit 10.12 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(o)	Filed on October 1, 2004 as Exhibit 10.11 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(b)	Form 8-K Reports

(i)	Form 8-K filed on or about July 12, 2004, under Item 5 and Item 7, disclosing that the Company had completed a private placement of $12.5 million of Convertible Preferred Stock to four unaffiliated institutional investors.

(ii)	Form 8-K filed on or about August 10, 2004, under Item 7, filing the Company’s press release of August 9, 2004 relating to its earnings information for the second quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.
By:	/s/ Rick D. Riley
Rick D. Riley
Chief Executive Officer

By:	/s/ Mark A. Oliver
Mark A. Oliver, FLMI
President and Treasurer (Chief Financial Officer)

Date: November 9, 2004

EXHIBIT INDEX

(a)	Exhibits

Exhibit Number	The following exhibits are filed herewith:
2.1	Stock Purchase Agreement between Citizens Insurance Company of American and Mayflower National Life Insurance Company dated June 17, 2004 (a)

3.1	Restated and Amended Articles of Incorporation (b)

3.2	Bylaws (c)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (d)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (e)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (f)

10.3	Plan and Agreement of Exchange between Citizens, Inc. and Combined Underwriters Life Insurance Company (g)

10.4	Plan and Agreement of Exchange between Citizens, Inc. and Lifeline Underwriters Life Insurance Company (h)

10.5	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and First Alliance Corporation (i)

10.6	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and Mid-American Alliance Corporation. (j)

10.7	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (k)

10.9	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (l)

10.9	Loan Agreement, Security Agreement and Note dated March 22, 2004 between Citizens, Inc. and Regions Bank (m)

10.9(a)	Second Amendment to Loan Agreement between Citizens, Inc. and Regions Bank dated October 1, 2004 (o)

10.9(b)	Security Agreement between Citizens Insurance Company of America and Regions Bank dated October 1, 2004 (o)

10.9(c)	Subordinated Debenture dated October 1, 2004, issued by Citizens Insurance Company of America to Citizens, Inc. (o)

Exhibit Number	The following exhibits are filed herewith:
10.10(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (m)

10.10(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (n)

10.10(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (n)

10.10(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (n)

10.10(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (n)

10.10(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (n)

10.10(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (n)

10.10(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (n)

10.10(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (n)

10.10(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (n)

10.10(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (n)

10.10(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (n)

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed on June 21, 2004, with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(b)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(c)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, on May 2, 1995, and incorporated herein by reference.

(d)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(e)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, filed on or about November 14, 1996.

(f)	Filed as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(g)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002 and incorporated herein by reference.

(h)	Filed as Appendix B with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(i)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-102016 dated December 19, 2002, and incorporated herein by reference.

(j)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-106128 dated June 13, 2003, and incorporated herein by reference.

(k)	Filed on March 22, 2004 as Exhibit 10.8 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(l)	Filed on March 22, 2004 as Exhibit 10.9 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(m)	Filed on March 26, 2004 as Exhibit 10.10 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(n)	Filed on July 15, 2004 under Exhibit 10.12 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(o)	Filed on October 1, 2004 as Exhibit 10.11 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.