Form 10-K
period 2004-12-31
CITIZENS INC
filed 2005-03-31
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                                         to

Commission file number 1-13004

CITIZENS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0755371

(State of incorporation)	(IRS Employer Identification No.)

400 East Anderson Lane, Austin, Texas	78752

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 837-7100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___

As of the Registrant’s last business day of its most recently completed second fiscal quarter (June 30, 2004), the aggregate market value of the Class A voting stock held by non-affiliates of the Registrant was approximately $290,340,827.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates certain portions of the definitive proxy material of the Registrant in respect of Annual Meeting of Shareholders.

Number of shares of common stock outstanding as of March 1, 2005:

Class A: 37,433,736
Class B: 936,181

PART I

Item 1. Business

(a)	General development of business

Citizens, Inc. (Citizens) operates primarily as an insurance holding company. We were incorporated in Colorado in 1977. We are a parent company that directly or indirectly owns 100% of 15 operating subsidiaries that are listed in the table below. Collectively, Citizens and its subsidiaries are referred to herein as the “Company”, “we” or “us.” Information concerning our subsidiaries follows.

	Year	State of	Business
Subsidiary	Incorporated	Incorporation	Activity
Citizens Insurance Company of America (CICA)	1968	Colorado	Life insurance

Citizens USA Life Insurance Company (CUSA)	1965	Illinois	Life insurance

Citizens National Life Insurance Company (CNLIC) (formerly Combined Underwriters Insurance Company (Combined)	1986	Texas	Life insurance

Computing Technology, Inc. (CTI)	1965	Colorado	Data processing

First Alliance Insurance Company (FAIC)	1994	Kentucky	Life insurance

Funeral Homes of America, Inc. (FHA)	1989	Louisiana	Funeral home

Insurance Investors, Inc. (III)	1965	Texas	Aircraft transportation

KYWIDE Insurance Management, Inc. (KYWIDE)	1997	Kentucky	Dormant

Mid-American Alliance Corporation (Mid-American)	1996	Missouri	Insurance holding company

Mid-American Alliance Insurance Agency, Inc. (MAAIA)	1980	Missouri	Insurance agency

Mid-American Associates Agency, Inc. (MAAAI)	2001	Missouri	Insurance agency

	Year	State of	Business
Subsidiary	Incorporated	Incorporation	Activity
Mid American Century Life Insurance Company (MACLIC)	1983	Missouri	Life insurance

Security Alliance Insurance Company (SAIC)	1996	Arkansas	Life insurance

Security Plan Life Insurance Company (SPLIC)	1995	Louisiana	Life insurance

Security Plan Fire Insurance Company (SPFIC)	1995	Louisiana	Property and casualty insurance

Historically, our business has focused primarily on issuing ordinary whole life insurance products to overseas residents, and most of our revenues continue to be generated from this area. In addition, our U.S. operations consist of the sale of ordinary whole life insurance and limited amount of benefit accident and health insurance products to middle and lower income Americans, as well as managing books of life insurance from insurance subsidiaries acquired over the past several years.

We actively review acquisition opportunities for other U.S. life insurers, and we consider a variety of criteria when evaluating potential acquisition candidates, including:

•	the asset base and growth opportunities;

•	insurance policy composition as well as persistency and profitability of the policies;

•	the market location and demographics of the policyholder base;

•	opportunities to achieve economies of scale;

•	the effect of the acquisition on book value and earnings per share;

•	resources required to integrate the operations; and

•	the investment required for, and opportunity costs of, the acquisition.

Our strategy in integrating acquisitions is to achieve revenue growth while continuously reviewing and streamlining the operations of the acquired entities. The following are our acquisitions in the last five years.

On March 19, 2002, we issued approximately 753,000 shares of our Class A common stock to acquire Combined, and approximately 305,000 shares of our Class A common stock to acquire Lifeline Underwriters Life Insurance Company (“Lifeline”). The aggregate market value of the consideration was approximately $12.0 million.

On February 18, 2003, we issued approximately 2.6 million shares of our Class A common stock to acquire First Alliance Corporation, the then owner of FAIC. The aggregate market value of the consideration was approximately $17.2 million.

On November 18, 2003, we issued approximately 775,000 shares of our Class A common stock to acquire Mid-American. The aggregate market value of the consideration was approximately $7.2 million.

On October 1, 2004, we acquired SPLIC and its subsidiary, SPFIC, for $85 million, which was funded from cash on hand and a $30 million term loan from Regions Bank.

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

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of foreign and U.S. economies in general and the strength of the local economies where our policyholders reside; (ii) the effects of and changes in trade, monetary and fiscal policies and laws; (iii) inflation, interest rates, market and monetary fluctuations and volatility; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by existing and potential customers; (v) changes in consumer spending, borrowing and saving habits; (vi) a concentration of business from persons residing in third world countries; (vii) uncertainties in assimilating acquisitions; (viii) the persistency of existing and future insurance policies sold by the Company and its subsidiaries; (ix) the dependence of the Company on its Chairman of the Board; (x) the ability to control expenses; (xi) the effect of changes in laws and regulations (including laws and regulations concerning insurance) with which the Company and its subsidiaries must comply, (xii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xiii) changes in the Company’s organization and compensation plans; (xiv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xv) the success of the Company at managing the risks involved in the foregoing.

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

(b)	Financial information regarding the insurance business

Through several of our subsidiaries, we operate principally in four business segments: offering selected lines of individual life insurance policies in the United States, selected U.S. individual accident and health policies, the issuance of ordinary whole life insurance policies in the United States utilizing the home service distribution method, and the acceptance of applications from foreign nationals and overseas residents for the consideration of the issuance of individual ordinary whole life insurance around the world. Except for certain insignificant operations, we do not, and have no present intention to, engage in any non-insurance related business. The following tables set forth certain statistical information on the basis of accounting principles generally accepted in the United States of America (U.S. GAAP) concerning our operations for each of the five years ended December 31, 2004.

Table I

The following table sets forth (i) life insurance in force and (ii) mean life insurance in force.

	In Force		Mean Life
	Beginning	In Force	Insurance
	of Year	End of Year	In Force
	(a) (b)	(a) (b)	(a) (b)
2004	$2,920,533	$4,001,356	$3,460,945
2003	2,408,004	2,920,533	2,664,269
2002	2,416,610	2,408,004	2,412,307
2001	2,240,523	2,416,610	2,328,567
2000	2,197,844	2,240,523	2,219,184

(a)	Dollars in thousands.

(b)	Before assuming and ceding reinsurance from/to reinsurers.

Improved persistency in 2001 combined with increased sale of new policies in 2000 and 2001 contributed to the growth in insurance in force during 2000 and 2001. Increased surrender activity during 2002 related to the uncertain economic climate in several Latin American countries contributed to the decline in insurance in force. Increased issuance of new policies coupled with acquisitions contributed to the growth in insurance in force in 2003. The acquisition of SPLIC in October, 2004 added approximately $982 million to the life insurance in force.

Table II

The following table sets forth (i) the ratio of lapses and surrenders to mean life insurance in force and (ii) life reinsurance ceded.

		Ratio of
		Lapses and	Reinsurance Ceded
		Surrenders	Amount	Reinsurance
	Lapses and	To Mean	of	Premium
	Surrenders (a)	In Force	Reinsurance (a)	Ceded (b)
2004	$248,533	7.2%	$265,001	$15,388,824
2003	217,888	8.2	301,366	1,793,912
2002	177,227	7.3	152,103	2,212,715
2001	113,482	4.9	206,386	2,312,232
2000	112,676	5.1	272,150	2,494,798

(a)	Dollars in thousands.

(b)	Premiums reflect both life and accident & health business.

Lapsation and surrender activity attributed to policyholders of FAIC and MACLIC, two companies we acquired in 2003, contributed approximately $39,627,000 to the increase in 2003 lapses and surrenders. As described above, the uncertain economic climate in several Latin American countries contributed to the increased lapsation and surrender activity in 2002. The decline in ceded premium in 2001 and 2002 related to an increase in our retention from $75,000 to $100,000. The decline in ceded premium in 2003 was related to the termination of a substantial portion of the major medical business acquired with the acquisitions of CNLIC, while the significant increase in 2004 ceded premium related to the 100% cession of the in-force accident and health premiums to another carrier.

Table III

The following table sets forth information with respect to total insurance premiums.

	Ordinary	Annuity &			Accident
	Life (a)	Universal Life	Casualty	Group Life	& Health (a)	Total
2004	$77,110,880	$3,519,523	$1,113,189	$636,361	$787,547	$83,167,500
2003	60,395,058	2,383,768	—	463,629	14,784,958	78,027,413
2002	54,033,409	283,185	—	420,321	13,473,966	68,210,881
2001	48,142,397	216,905	—	543,792	5,059,843	53,962,937
2000	45,892,621	228,479	—	95,068	7,235,685	53,451,853

(a)	After deduction for reinsurance ceded.

The non-renewal of certain major medical policies affected total premium income for 2000 and 2001. The 2002 increase in accident and health premiums is attributable to the acquisition of CNLIC. The 2003 premium increase was related to increased new life revenues and the acquisitions of FAIC and MACLIC. In 2004, the decline in accident and health premium as a result of the cession of the business to another carrier, was offset by increases in CICA’s international business and the acquisition of SPLIC in 2004. The casualty premiums in 2004 resulted from the acquisition of SPFIC.

Table IV

The following table sets forth information relating to the ratio of underwriting and other expenses to insurance revenues.

				Commissions, Underwriting
				and Operating Expenses,
				Policy Reserve Increases,
		Commissions, Underwriting		Policyholder Benefits and
		and Operating Expenses		Dividends to Policyholders
			Ratio to		Ratio to
	Insurance		Insurance		Insurance
	Premiums (a)(b)	Amount(b)	Premiums	Amount(b)	Premiums
2004	$83,168	$38,665	46.5%	$98,840	118.9%
2003	78,027	37,201	47.7	89,455	114.7
2002	68,211	31,411	46.1	79,320	116.3
2001	53,963	24,085	44.6	63,253	117.2
2000	53,452	22,570	42.2	63,693	119.2

(a)	After premiums ceded to reinsurers.

(b)	Dollars in thousands.

During 2000, accident and health premiums and claims decreased as discussed above due to the cancellation of major portions of our group dental and major medical business; however, due to the costs associated with the creation of a U.S. ordinary life sales program and the administrative costs of managing the run-off of the cancelled accident and health business, the ratio of expenses to premiums increased. During 2001, a decrease in lapses and surrenders combined with a decrease in accident and health claims offset increased commissions and administration expenses, resulting in a decrease in the ratio of benefits to premiums and an increase in the ratio of expenses to premiums. During 2002, increased new life revenues and increased accident and health premiums attributable to the acquisition of CNLIC resulted in decreases in the ratio of benefits to premiums; however, the expenses associated with conversion efforts and the administration of the accident and health business increased the ratio of expenses to premiums. During 2003, increased new life revenues from new business and the acquisitions of FAIC and MACLIC resulted in decreases in the ratio of benefits; however, the expenses of these two acquisitions resulted in increases in the ratios of expenses to premiums. In 2004, expense reductions resulted in improvement in the ratio of expenses to premiums; however, the claims incurred by SPLIC caused the overall expense and benefit ratio to increase slightly. Because of the nature of SPLIC’s business, a high benefit ratio is not unusual.

Table V

The following table sets forth changes in the face amount of new life insurance business produced between participating and non-participating policies.

	Total New	Participating		Non-participating
	Business (a)	Amount (a)	Percent	Amount (a)	Percent
2004	$570,462	$339,008	59.4%	$231,454	40.6%
2003	433,697	266,303	61.4	167,394	38.6
2002	410,352	265,476	64.7	144,876	35.3
2001	346,132	235,847	68.1	110,285	31.9
2000	327,753	217,303	66.3	110,450	33.7

(a)	Dollars in thousands.

During 2000 and 2001, the percentage of participating new business grew due to the mix of products issued. During 2003, the acquisitions of FAIC and MACLIC contributed to the increase in non-participating new business, and the 2004 purchase of SPLIC further increased the percentage of non-participating business.

Table VI

The following table sets forth changes in the face amount of new life insurance business issued according to policy types.

		Whole Life
	Total New	and Endowment		Term		Credit
	Business (a)	Amount (a)	Percent	Amount (a)	Percent	Amount (a)	Percent
2004	$570,462	$406,075	71.2%	$82,839	14.5%	$81,548	14.3%
2003	433,697	297,280	68.5	76,637	17.7	59,780	13.8
2002	410,352	289,976	70.7	80,342	19.5	40,034	9.8
2001	346,132	238,765	69.0	71,900	20.8	35,467	10.2
2000	327,753	220,691	67.3	56,747	17.3	50,315	15.4

(a)	Dollars in thousands.

In 2000, new life business, measured in paid annualized premiums, increased 21.4%. In 2001, new life business increased 14.9%. In 2002, such business increased 17.7% due to acquisitions and internal growth, while in 2003 the increase was 2.9%. The 2003 growth was slowed by the economic downturn in several Latin American countries. In 2004, the addition of SPLIC, which contributed three months results, coupled with growth in CICA’s overseas business, increased the percentage of whole life insurance in force.

Table VII

     The following table sets forth deferred policy acquisition costs capitalized and amortized compared to new life insurance business issued.

	Total New	Deferred Policy
	Business	Acquisition Costs
	Issued (a)	Capitalized (a)	Amortized (a)
2004	$570,462	$17,241	$8,438
2003	433,697	16,558	11,807
2002	410,352	14,423	10,039
2001	346,132	11,112	8,568
2000	327,753	10,056	8,522

(a)	Dollars in thousands.

Amortization expense in 2002 and 2003 increased due to higher surrender activity while the decreases in 2001 and 2000 were due to improved persistency. The increase in capitalized costs since 2000 is related to the increase in new business issued. In 2004, persistency on CICA’s international business improved, contributing to lower amortization, as well as no amortization for the accident and health business that was ceded in 2004.

Table VIII

The following table sets forth the mean amount of our invested assets and net investment income from our investment portfolio.

			Ratio of Net
			Investment Income
	Mean Amount of	Net Investment	to Mean Amount
	Invested Assets	Income (a)	of Invested Assets (a)
2004	$375,495,038	$17,004,672	4.5%
2003	250,598,366	14,322,275	5.7
2002	216,352,206	14,251,907	6.6
2001	200,449,569	13,296,481	6.6
2000	184,270,944	12,550,754	6.8

(a)	Does not include realized and unrealized gains and losses on investments.

During 2000, we terminated our outside investment manager and changed the mix of new investments, resulting in improved performance for the year. During 2001, the significant decrease in yields in the bond market caused the return on invested assets to drop slightly. During 2002 we were able to maintain our investment yield by continuing to place less emphasis on government guaranteed pass-through instruments and more emphasis on investments in callable instruments issued by U.S. government agencies. During 2003, the low interest rates available on newly invested money relative to prior years and the significant call activity on the bonds owned negatively impacted our net investment income compared to prior years. In 2004, only SPLIC’s investment income for the fourth quarter was included, leading to a further decline in percentage return. Had the entire year’s results for SPLIC been included, the ratio above would have been 5.6%.

(c)	Narrative description of business

(i)	Business of Citizens

Our principal business is that of a life insurance holding company. Additionally, we provide management services to our subsidiaries and other companies who contract with us for our services, under management services agreements. At December 31, 2004, we had approximately 600 full time equivalent employees, including approximately 390 full-time agents. All inter-company fees and expenses have been eliminated in the consolidated financial statements.

(ii)	Business of CICA

CICA has historically been our primary insurance subsidiary and 74% of our 2004 revenues were derived from its operations. Historically, CICA’s revenues have been from life insurance premiums and investment income. CICA is a Colorado-domiciled life insurance company that makes available ordinary whole life products to high net worth foreign nationals through contracts with overseas marketing organizations. Additionally, it offers credit life insurance policies, as well as ordinary whole life insurance products, to middle income U.S. residents. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

During the year ended December 31, 2004, 97.7% of CICA’s premium income was attributable to life, endowment and term insurance, 1.4% to accident and health insurance, and 0.9% to individual annuities. Of the life policies in force at December 31, 2004 and 2003, 32.6% and 45.8%, respectively, were non-participating and 67.4% and 54.2%, respectively, were participating.

CICA has begun a United States marketing program focused on the sale of ordinary whole life products to middle income families. Sales to date have been insignificant. We intend to expand sales efforts to other states in which CICA is licensed and believe that our recent acquisitions should augment this program.

CICA’s underwriting policy requires a medical examination of applicants for ordinary insurance in excess of certain prescribed limits. These limits are graduated according to the age of the applicant and the amount of insurance. Generally, the maximum amount of ordinary life insurance issued domestically without a medical examination is $200,000 for ages 0 through 35; $100,000 for ages 36 through 45; $50,000 for ages 46 through 50; $15,000 for ages 51 through 55; and $10,000 for ages 56 and over. In addition, HIV testing is performed on all applicants for amounts over $75,000. Non-United States applicants through age 39 can obtain up to $150,000 of insurance without a medical examination. Medical examinations are required of all non-United States applicants aged 40 and over. The supplemental accident and health policies sold in the United States have only minimal field underwriting.

On life policies, CICA’s maximum coverage on any one life is not limited. However, CICA reinsures the amount of coverage, which is in excess of its retention policy. See “Business of CICA — Reinsurance.” CICA does not accept substandard risks above Table 6 (generally policyholders who cannot qualify for standard ordinary insurance because of past medical history).

At December 31, 2004, CICA had $30.4 million of insurance in force on individuals that are classified as substandard risks, the majority of such business having been acquired in the purchase of other companies. Management believes the exposure to loss as a result of insuring these individuals is minimal, since the premiums are higher than standard policies to cover the nature of the risk, additional reserves are established, and the amount of this insurance represents approximately 1.0% of the total insurance in force.

Geographical distribution of business

CICA makes available ordinary whole-life insurance products to residents of foreign countries worldwide. Premium income from non-U.S. residents accounted for approximately 87.4%, 86.2% and 84.5% of total CICA premiums for the years ended December 31, 2004, 2003 and 2002, respectively.

Areas representing more than 5% of CICA’s total premiums for the years ended December 31, 2004, 2003 and 2002 were: Argentina – 12.5%, 15.3% and 19.43%; Colombia – 26.9%, 26.3% and 25.1%; Ecuador – 5.4%, 4.3%, 3.5%; Taiwan – 5.5%, 3.4%, 1.3%; Venezuela – 9.5%, 8.9%, 10.4% and Uruguay – 5.1%, 6.8% and 8.0%, respectively.

The following table sets forth the composition of CICA’s total yearly premium income by geographic area for the years indicated.

Area	2004	2003	2002
Oklahoma	2.6%	3.1%	3.5%
Texas	3.6%	3.7%	4.9%
Mississippi	2.3%	2.8%	3.0%
Louisiana	1.1%	1.0%	0.9%
All Other States	3.0%	3.2%	3.2%
Foreign	87.4%	86.2%	84.5%

The policies issued by CICA on residents of foreign countries have an average face amount of approximately $58,000 and are issued primarily to individuals in the top 5% of the population in terms of household income. CICA has neither offices nor employees overseas. It accepts applications for international insurance policies submitted by several outside marketing firms and consultants in these markets with whom CICA has non-exclusive contracts. These firms and consultants specialize in marketing life insurance products to citizens of foreign countries and have many years of experience marketing life insurance products. The outside firms provide recruitment, training and supervision of their managers and associates in the placement of dollar-denominated life insurance products; however, all associates of these firms contract directly with CICA and receive their compensation directly from CICA. Accordingly, should the arrangement between any outside marketing firm and CICA be canceled for any reason, CICA believes it could continue suitable marketing arrangements with the associates of these outside firms without appreciable loss of present and future sales, as CICA has done in the past. There is, however, always a risk that sales could decrease.

CICA’s standard agreement with individual consultants provides that the consultant is the representative of the prospective insured. CICA’s standard contract with outside marketing firms provides that the firm has the responsibility for recruiting and training its associates. These firms guarantee any debts of their marketers and their associates to CICA. In consideration for the services rendered, the marketing firms receive a fee on all new policies placed by them or their associates. See “Business of CICA — Commissions.” CICA’s contracts with both outside marketing firms and consultants provide that any party may terminate the contracts for various causes at any time or upon 30 days’ notice.

At present, CICA is dependent on the non-U.S. markets for a large percentage of its new life insurance business. As a result of these foreign markets, CICA is subjected to potential risks with regard to the continued ability to write such business should adverse events occur in the countries from which CICA receives applications. These potential risks include lapses of policies if funds that flow out of such countries were to become restricted. Based on more than 35 years experience in the marketplace in which CICA competes, management believes such risks are not material. CICA maintains no assets outside the U.S. and requires all premiums to be paid in the U.S. with U.S. dollars via drafts drawn on banks in the U.S.; therefore, it is not subject to currency devaluation or foreign appropriation. Management believes that many of the inherent risks in foreign countries, such as political instability, hyperinflation and economic disruptions, tend to improve rather than hurt CICA’s business over the long term because they encourage individuals to convert assets out of local currencies to the more stable U.S. dollar.

Marketing operations

CICA holds licenses to do business in 16 states and accepts applications for consideration from any foreign country. CICA’s marketing operations are conducted by outside consultants, with 3,263 active representatives contracted at December 31, 2004, 3,778 individuals contracted at December 31, 2003 and 2,445 at December 31, 2002.

Commissions

CICA’s marketing associates are independent contractors, responsible for their respective expenses, and are compensated based on a percentage of premiums. Percentage amounts paid to insurance associates on individual term, annuity and accident and health insurance are substantially less than the levels paid for individual ordinary life insurance. With respect to CICA’s contracts with outside marketing consultants, these firms receive overriding first year and renewal commissions on business written by associates under their supervision, and all marketing expenses related thereto, except conventions, are borne by these consultants.

Reserves

CICA has established liabilities for policyholders’ account balances and future policy benefits to meet obligations on various policies and contracts. Reserves for policyholders’ account balances for investment-type policies are equal to cumulative account balances consisting of deposits plus credited interest, less expense and mortality charges and withdrawals. Future policy benefits for traditional products are computed on the net level premium method, which utilizes assumed investment yields, mortality, persistency, morbidity and expenses (including a margin for adverse deviation). These reserves are established at the time of issuance of a policy and generally vary by product, year of issue and policy duration. CICA periodically reviews both reserve assumptions and policyholder liabilities.

Reinsurance

As is customary among insurance companies, CICA reinsures with other companies portions of the life and accident and health insurance risks it will underwrite. The primary purpose of reinsurance agreements is to enable an insurance company to reduce the amount of risk on any particular policy and, by reinsuring the amount exceeding the maximum amount the insurance company is willing to retain, to write policies in amounts larger than it could without such agreements. Even though a portion of the risk may be reinsured, CICA remains liable to perform all the obligations imposed by the policies issued by it and could be liable if its reinsurers were unable to meet their obligations under the reinsurance agreements.

(1)	Insurance ceded

CICA retains up to $100,000 of risk on any one person. As of December 31, 2004, the aggregate amount of life insurance ceded was $171,283,000 or 5.3% of total direct and assumed life insurance in force, and at December 31, 2003 was $171,992,000 or 5.6% of direct insurance in force. CICA is contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations reinsured.

As of December 31, 2004, CICA had in effect automatic reinsurance agreements with reinsurers that provide for cessions of ordinary insurance from CICA. These treaties provide for both automatic and facultative reinsurance of standard and substandard risks ceded to them by CICA for life, accident and health and supplemental benefits above CICA’s retention limit on a yearly renewable term, or coinsurance basis. Automatic cession means that so long as the risk is within the limits of the reinsurance agreement the reinsurer must assume the risk. Facultative cases are subject to specific underwriting approval of the reinsurer.

Historically, treaties with Employers Reassurance (ERC), American United Life Insurance Company (AUL) and Businessmen’s Assurance (BMA), all unaffiliated parties, were used by CICA for its international business. The treaties were structured in such a way as to allow CICA to “self administer” the cessions on a reduced cost basis.

The ERC and BMA agreements provided that for risks reinsured in specified countries, 70% of each risk in excess of CICA’s retention would be ceded to ERC and 30% to BMA. The AUL agreement provided that on risks reinsured in specified countries, 100% of the risk in excess of CICA’s retention was ceded to AUL. CICA paid premiums to ERC, BMA and AUL on an annual basis.

The cessions were on a yearly renewable term basis and were automatic over CICA’s retention up to $280,000 for ERC, $120,000 for BMA and $400,000 for AUL, after which the reinsurance is subject to a facultative review by the reinsurers. At December 31, 2004, CICA had ceded $57,909,000 in face amount of insurance to ERC, $23,794,000 to Riunione Adriatica di Sicurta of Italy, a predecessor to AUL, $16,320,000 to BMA and $24,632,000 to AUL under these agreements.

In late 2002, AUL notified CICA that it would no longer be accepting new reinsurance business effective January 1, 2003, as a result of being purchased by ERC, which was owned by General Electric. Subsequently, ERC indicated a desire to withdraw from the international reinsurance market because of a decision on the part of its new parent.

Consequently, a pool of two reinsurers was created in early 2003 to replace BMA, ERC and AUL for new business. Worldwide Reassurance of England (Worldwide) received 55% of the reinsurance pool of all countries. Converium, of Germany, was given 45% of the reinsurance pool. At December 31, 2004, CICA had ceded $27,729,000 in face amount to Worldwide and $16,532,000 to Converium. The former reinsurers retain their risk on business previously ceded.

Worldwide and Converium are unauthorized reinsurers in the state of Colorado. However, they have each agreed to provide a letter of credit issued by a U.S. Bank in the amount of any liabilities they may incur under the reinsurance agreements with CICA in the event that a reinsurance credit is significant. There were no such significant credits as of December 31, 2004.

In addition, a reinsurance treaty with Swiss Re Life & Health America, Inc. (Swiss Re) covers all of CICA’s accidental death insurance supplementing its life insurance policies. These cessions are on a yearly renewable term basis and occur automatically if total accidental death benefits known to CICA are less than $250,000 or otherwise on a facultative review basis. At December 31, 2004, CICA had ceded $1.4 billion of supplemental life insurance benefits to Swiss Re under this treaty.

Effective January 1, 2004, CICA entered into a coinsurance agreement with Texas International Life Insurance Company (TILIC), an unaffiliated party, whereby TILIC assumed all of CICA’s non-credit accident and health business. CICA shares in the profits of the business, on a graduated scale, over a ten-year period.

CICA monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by a reinsurer. The primary reinsurers of CICA are large, well capitalized entities.

(2)	Insurance assumed

At December 31, 2004, CICA had in-force reinsurance assumed as follows:

		Type of	Amount
		Business	in force at
Name of Company	Location	Assumed	end of year
Prudential Insurance	Newark,
Company (Prudential)	New Jersey	Group Life	$488,312,000

The reinsurance agreement with Prudential provides for CICA to assume a portion of the insurance under a group insurance policy issued by Prudential to the Administrator of Veterans’ Affairs. CICA’s portion of the total insurance under the policy is allocated to CICA in accordance with the criteria established by the Administrator.

CICA has also entered into a Serviceman’s Group Life Insurance Conversion Pool Agreement with Prudential, under the above-described agreement, whereby CICA assumed a portion of the risk of Prudential under the group policy due to excess mortality under the conversion pool agreement. This was for risks resulting from issuing conversion policies as prescribed for membership in the conversion pool.

Investments

State insurance statutes prescribe the quality and percentage of the various types of investments which may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate and mortgage loans within certain specified percentages. CICA’s invested assets at December 31, 2004 were distributed as follows: 83.4% in fixed maturities, 0.2% in mortgage loans, 10.9% in policy loans, 0.1% in other long-term investments, and 5.4% in short-term investments. CICA foreclosed on one small mortgage in 2004 for a profit. The investment policy of CICA is consistent with the provisions of the Colorado Insurance Code.

At December 31, 2004, 98.6% of CICA’s investments in fixed maturities were comprised of U.S. Treasury securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage-backed securities, compared to 97.4% at December 31, 2003. Of these mortgage-backed securities, all were guaranteed by U.S. government agencies or corporations that are backed by the full faith and credit of the U.S. government or that bear the implied full faith and credit of the U.S. government.

Regulation

Our insurance company subsidiaries are subject to regulation and supervision by the insurance department of each state or other jurisdiction in which they are licensed to do business. These departments have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of marketing persons, the approval of policy forms, the advertising and solicitation of insurance, the form and content of mandatory financial statements, the reserve requirements, and the type of investments which may be made. Our insurance subsidiaries are required to file detailed annual reports with each such insurance department, and their books and records are subject to examination at any time. In accordance with state laws and the rules and practices of the National Association of Insurance Commissioners (NAIC), our insurance subsidiaries are examined periodically by examiners of their domiciliary states and by representatives (on an “association” or “zone” basis) of the other states in which they are licensed to do business. An examination of CICA was concluded in 2003 for the five years ended December 31, 2001, by a statutory examination accounting firm under contract with and supervision by the Colorado Division of Insurance. The examination noted no substantive findings, but made suggestions on a few minor housekeeping matters. An independent public accounting firm audits CICA annually.

Various states, including Colorado, have enacted “Insurance Holding Company” legislation, which requires the registration and periodic reporting by insurance companies that control, or are controlled by, other corporations or persons. Under most of such legislation, control is presumed to exist with the ownership of ten percent or more of an insurance company’s voting securities. We are subject to such regulation and have registered under such statutes as a member of an “insurance holding company system.” The legislation typically requires periodic disclosure concerning the transactions between the registered insurer, the ultimate controlling party, and all affiliates and subsidiaries of the ultimate controlling party, and in many instances requires prior approval of intercorporate transfers of assets (including in some instances payment of dividends by the insurance subsidiary) within the holding company system.

Since we do not physically conduct business in countries outside the U.S. but rather accept applications for consideration from overseas marketers, we are not subject to regulation in countries where most of our insureds are residents. We view the prospect of such regulation as unlikely because obtaining insurance through application by mail outside of one’s country is a common practice in many foreign countries, particularly those where CICA’s insureds reside.

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

A large percentage of our first year and renewal life insurance premium income comes from the international market. See “Business of CICA — Geographical Distribution of Business.” Given the significance of our international business, the variety of markets in which we make ordinary whole-life insurance available and the impact that economic changes have on these foreign markets, it is not possible to ascertain our competitive position. We face offshore competition from several American life insurance companies that also sell U.S. dollar denominated policies to non-U.S. citizens, with no one company being dominant in the market. Some companies may be deemed to have a competitive advantage due to histories of successful operations and large agency forces. Management believes that its experience, combined with the special features of CICA’s unique policies, allows CICA to compete effectively in pursuing new business.

Our marketing plan stresses making available dollar-denominated whole life, cash value build-up, insurance products to high net worth individuals residing in foreign countries. It also focuses on the sale of individual, cash value whole life and supplemental accident and health products to United States residents.

We compete indirectly with non-U.S. companies, particularly Latin American companies. However, because our premiums must be paid in U.S. dollars drawn on U.S. banks, and we pay claims in U.S. dollars, we have a different clientele and product than foreign-domiciled companies. Our products are usually acquired by persons in the top 5% of income of their respective countries. The policies sold by foreign companies are offered broadly and are priced based on the mortality of the entire populace of the respective geographic region. Because of the predominance of lower incomes in most of these countries, the mortality experience tends to be very high on the average, causing mortality charges that are considered unreasonable based on the life mortality experience of the upper 5% of income of the population.

Additionally, the assets that back up the policies issued by foreign companies are substantially invested in the respective countries, and thus, are exposed to the inflationary risks and economic crises that historically have impacted many foreign countries. Another reason that we experience an advantage is that many of our policyholders desire to transfer capital out of their countries due to the perceived financial strength and security of the United States.

(iii)	Business of SPLIC

SPLIC was acquired in October 2004 for $85 million. Historically, SPLIC has focused on the needs of the lower income market. Its policies, which are predominantly ordinary whole life products, provide a means of taking care of individuals’ final expenses, primarily consisting of funeral and cemetery costs. The policies are sold and serviced through the home service (or debit) marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders. Virtually all business has been written in Louisiana, where SPLIC is one of the leading writers of life insurance in the home service business. In addition, SPLIC has a small block ($830,000 of annual premium) of accidental health insurance in force. SPLIC’s premium writings have been supplemented by the acquisition of life insurance policies from over 100 companies in its history.

Because of the type of business SPLIC writes, the average life insurance policy face amount in force is relatively small—approximately $1,400 per policy in 2004. The underwriting performed on these applications is limited due to the small average face amount.

Marketing operations

SPLIC holds licenses to do business in two states—Louisiana and Mississippi. Its marketing activities were conducted by approximately 390 employee/agents as of December 31, 2004.

Reserves

SPLIC has established liabilities for policyholders’ account balances and future policy benefits to meet obligations on various policies and contracts. Reserves for policyholders’ account balances for investment-type policies are equal to cumulative account balances consisting of deposits plus credited interest, less expense and mortality charges and withdrawals. Future policy benefits for traditional products are computed on the net level premium method, which utilizes assumed investment yields, mortality, persistency, morbidity and expenses (including a margin for adverse deviation). These reserves are established at the time of issuance of a policy and generally vary by product, year of issue and policy duration. SPLIC periodically reviews both reserve assumptions and policyholder liabilities.

Reinsurance

Consistent with the general practice in the life insurance industry, SPLIC has reinsured portions of the coverage provided by its insurance products with other non-affiliated insurance companies. Insurance is ceded principally to reduce net liability on individual risks, to provide protection against large losses and to obtain a greater diversification of risk. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of policies reinsured, it does make the reinsurers liable to the insurer to the fullest extent of the reinsurance ceded.

SPLIC seeks to enter into reinsurance treaties with highly rated and capitalized insurers. Its policy is to use reinsurers who have received an A.M. Best rating of

“A-(Excellent)” or better and who, in the opinion of management have significant levels of capital and surplus. We believe that we have established appropriate reinsurance coverage based upon our net retained insured liabilities compared to our surplus. Based on a review of our reinsurers’ financial positions and reputations in the reinsurance marketplace, we believe that our reinsurers are financially sound.

In addition, SPLIC maintains a coinsurance agreement with the former parent of SPLIC on a closed block of business that represents less than 1% of total business in force.

Investments

Prior to its acquisition by CICA, SPLIC utilized outside investment managers to oversee its portfolio. CICA terminated the outside managers, preferring its own in-house style.

The portfolio of SPLIC has a significant investment in corporate bonds. Corporate bonds make up approximately 48% of the overall bond portfolio. Additionally, because of certain provisions of Louisiana law that permit reductions in certain taxes based upon investment in that state, tax-exempt municipal bonds make up more than 12% of the bond portfolio. The remaining bonds are comprised of those issued by the U.S. government, or agencies. SPLIC does not have any equity investments.

(iv)	Business of CNLIC (formerly Combined)

CNLIC is a Texas-domiciled life and accident and health insurer offering products primarily to residents of the southern United States. CNLIC was acquired by the Company in 2002. At the same time, an affiliated company of Combined, Lifeline Underwriters Life Insurance Company (Lifeline) was also acquired. Lifeline was merged into Combined in 2003. During 2004, Combined was renamed Citizens National Life Insurance Company (CNLIC). CNLIC is licensed in the states of Alabama, Arizona, Arkansas, Florida, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, Texas and Virginia. The majority of CNLIC’s business is concentrated in Texas (66.2%), Oklahoma (21.6%) and Louisiana (5.4%). At December 31, 2004, CNLIC had assets of $22.7 million and 2004 revenues of $4.9 million. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

As of December 31, 2004, CNLIC had $73,885,000 of life insurance in force, of which $5,205,000 was reinsured. The maximum retention on any one life is $35,000. All of its accidental death benefit coverage is reinsured. As of December 31, 2004, CNLIC also had $9,526,000 (in premiums) of accident and health insurance in force (including $495,000 of group business), all of which was ceded to another carrier.

CNLIC operates as a stipulated premium company under Texas law. Life, accident and health policies are primarily sold by licensed independent general agents. In addition, individuals may also be issued licenses to act as agents and sell only life insurance not to exceed $15,000 on any one life after receiving certification from CNLIC that the individual has completed a course of study and passed a written examination. None of these agents or individuals licensed to act as agents have underwriting authority. Management believes that commissions paid by CNLIC are competitive with commissions paid by other life and accident and health insurance companies in the states in which CNLIC is licensed to operate. CNLIC is aware that there is considerable competition for obtaining qualified agents and that it competes with well-established insurance companies for agents to sell its policies. CNLIC also recruits and trains agents from among persons who are not now engaged in the selling of life and accident and health insurance.

Investments

CNLIC’s investments are limited as to type and amount by Texas insurance laws designed to insure prudent investment policies. The investment of capital, paid-in and operating surplus and other funds of insurers organized under the laws of the State of Texas is governed by the Texas Insurance Code. These statutes include general and specific limitations on investments, records of investments and other matters. The Texas insurance law regulating investments and other aspects of the management of insurance companies is designed primarily for the protection of policyholders rather than investors.

The administration of CNLIC’s investment portfolio is handled by management, with all trades approved by a committee of its Board of Directors. The investment guidelines require that bonds, both government and corporate, are of high quality and comprise a majority of the investment portfolio. The assets selected are intended to mature in accordance with the average maturity of the insurance products and to provide cash flow for CNLIC to meet its policyholder obligations. The type, quality and mix of investments are designed to allow CNLIC to compete in the life and accident and health insurance marketplace and to provide appropriate interest margins.

Of CNLIC’s investments at December 31, 2004, 74.1% were in bonds and 25.7% in short-term investments, with the remaining .2% invested in equity securities. With respect to the invested bonds, 98.9% were invested in U.S. Treasury securities and obligations of U.S. government corporations and agencies, or in corporations that bear the implied full faith and credit of the U.S. government, with the remaining 1.1% invested in corporate securities.

Reinsurance

CNLIC’s life insurance is being ceded through reinsurance agreements with Generali USA Reinsurance Company (Generali), Kansas City, Missouri and Optimum Re, Dallas, Texas. At December 31, 2004, CNLIC had ceded $1,020,000 in face amount to Generali and $4,185,000 to Optimum Re. Additionally, during 2004 CNLIC entered into a coinsurance agreement with Texas International Life Insurance Co. (TILIC) whereby TILIC assumed 100% of CNLIC’s accident and health business in force. None of CNLIC’s reinsurers are affiliated with the Company.

Reserves

CNLIC has established liabilities for policyholders’ account balances and future policy benefits to meet obligations on various policies and contracts. Reserves for policyholders’ account balances for investment-type policies are equal to cumulative account balances consisting of deposits plus credited interest, less expense and mortality charges and withdrawals. Future policy benefits for traditional products are computed on the net level premium method, which utilizes assumed investment yields, mortality, persistency, morbidity and expenses (including a margin for adverse deviation). These reserves are established at the time of issuance of a policy and generally vary by product, year of issue and policy duration. CNLIC periodically reviews both reserve assumptions and policyholder liabilities.

(v)	Business of CUSA, FAIC, MACLIC and SAIC

In addition to the domestic life business of CICA, SPLIC and SPFIC, the remaining domestic life operations of the Company originate from CUSA, FAIC, MACLIC and SAIC.

CUSA is an Illinois domiciled life insurer admitted to do business in four states. During 2003, Excalibur Insurance Corporation was merged into Central Investors Life Insurance Company of Illinois and the merged company was renamed Citizens USA Life Insurance Company (CUSA). At December 31, 2004, CUSA had assets of $6.7 million and annual revenues of $430,000. All inter-company fees and expenses have been eliminated in the consolidated financial statements. As of December 31, 2004, CUSA had $4,482,000 in life insurance in force, of which $1,038,000 was reinsured.

FAIC is a Kentucky domiciled life insurer admitted to do business in six states. It was acquired in connection with the Company’s February 18, 2003 acquisition of First Alliance. At December 31, 2004, FAIC had assets of $34 million and revenues of $4.9 million. All intercompany fees and expenses have been eliminated in the consolidated financial statements. As of December 31, 2004, FAIC had $128,894,000 of life insurance in force, of which $49,028,000 was reinsured. FAIC was merged into CICA effective January 1, 2005, following regulatory approval.

MACLIC is a Missouri domiciled life insurer admitted to do business in two states. It was acquired in connection with the Company’s November 18, 2003 acquisition of Mid-American. At December 31, 2004, MACLIC had assets of $9 million and revenues of approximately $2.9 million. MACLIC offers ordinary whole life insurance policies with annuity riders to residents of Missouri. During 2004, approximately $1.0 million of new life insurance premiums were submitted. All intercompany fees and expenses have been eliminated in the consolidated financial statements. As of December 31, 2004, MACLIC had $77,354,000 of life insurance in force, of which $30,784,000 was reinsured.

SAIC is a dormant Arkansas domiciled life insurer admitted to do business in Arkansas. It was also acquired in connection with the Company’s November 18, 2003 acquisition of Mid-American. At December 31, 2004, SAIC had assets of approximately $362,000 and revenues of $17,000. All inter-company fees and expenses have been eliminated in the consolidated financial statements. As of December 31, 2004, SAIC had $941,000 of life insurance in force, of which

$574,000 was reinsured.

CUSA, FAIC, MACLIC and SAIC all operate as life insurance companies under the laws of their respective states of domicile. SAIC is dormant, and the remaining companies offer ordinary whole life insurance policies sold by licensed general agents. No agent has underwriting authority. The commissions paid are believed by management to be competitive with commissions paid by other life insurance companies in the states in which CUSA, FAIC, MACLIC and SAIC are licensed to operate. There is considerable competition for obtaining qualified agents and these companies compete with other well-established insurance companies for agents to sell their policies.

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

The administration of the investment portfolios of CUSA, FAIC, MACLIC and SAIC is handled by management, with all trades approved by a committee of their respective Boards of Directors. The guidelines used require that bonds, both government and corporate, are of high quality and comprise a majority of the investment portfolio. The assets selected are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for CUSA, FAIC, MACLIC and SAIC to meet their respective policyholder obligations. Of CUSA’s investments at December 31, 2004, 92% were in bonds and 7.2% were in short-term investments, with the remaining .8% invested in equity securities. With respect to the invested bonds, 96.4% were invested in U.S Treasury securities and obligations of U.S. government corporations and agencies, or in corporations that bear the implied full faith and credit of the U.S. government, with the remaining 3.6% invested in corporate securities.

Of FAIC’s investments at December 31, 2004, 94.6% were in bonds, with the remaining 5.4% invested in common stocks. With respect to the invested bonds, 96.5% were invested in U.S. Treasury securities and obligations of U.S. government corporations and agencies, or in corporations that bear the implied full faith and credit of the U.S. government, with the remaining 3.5% invested in corporate securities.

Of MACLIC’s investments at December 31, 2004, 88% were in bonds and 12% in short-term investments. With respect to the invested bonds, 63.3% were invested in U.S. Treasury securities and obligations of U.S. government corporations and agencies, or in corporations that bear the implied full faith and credit of the U.S. government, with the remaining 39.7% invested in corporate securities.

The invested assets of SAIC at December 31, 2004 were invested in bonds.

Reinsurance

As is customary among insurance companies, CUSA, FAIC, MACLIC and SAIC reinsure with other companies portions of the life insurance risks they underwrite. Even though a portion of the risk may be reinsured, the issuing company remains liable to perform all the obligations imposed by the policies issued by it and is liable if the reinsurer should be unable to meet its obligation under the reinsurance agreements.

Reserves

CUSA, FAIC, MACLIC and SAIC have established liabilities for policyholders’ account balances and future policy benefits to meet obligations on various policies and contracts. Reserves for policyholders’ account balances for investment-type policies are equal to cumulative account balances consisting of deposits plus credited interest, less expense and mortality charges and withdrawals. Future policy benefits for traditional products are computed on the net level premium method, which utilizes assumed investment yields, mortality, persistency, morbidity and expenses (including a margin for adverse deviation). These reserves are established at the time of issuance of a policy and generally vary by product, year of issue and policy duration. We periodically review both reserve assumptions and policyholder liabilities.

(vi)	Business of SPFIC

SPFIC, a wholly owned subsidiary of SPLIC, provides property and casualty coverages to lower income residents of Louisiana. SPFIC utilizes the same employees/agents as SPLIC. The maximum coverage on any one dwelling is $20,000 and content coverage is limited to $10,000.

At December 31, 2004, SPFIC had total assets of approximately $6 million and annual revenues of $4.7 million.

(vii)	Business of CTI

CTI is a wholly owned subsidiary of CICA and engages in the business of providing data processing services and acquisition and leasing of furniture and equipment for its parent as well as data processing services and software to other companies. Pursuant to an Information Systems Management and Services Contract dated October 1, 1991, and subsequently amended, CTI provides data processing services to the Company for a fixed fee of $85,000 per month. As of and for the year ended December 31, 2004, CTI’s total assets were approximately $1.1 million and revenues were $1.1 million. All intercompany fees and expenses have been eliminated in the consolidated financial statements.

(viii)	Business of III

III is a wholly owned subsidiary of CICA and engages in the business of providing aviation transportation for the Company. As of and for the year ended December 31, 2004, III’s total assets were $3.3 million and revenues were $30,000. All inter-company fees and expenses have been eliminated in the consolidated financial statements.

(ix)	Business of FHA

FHA owns and operates a funeral home in Baker, Louisiana. At December 31, 2004, FHA had total assets of $575,000 and total annual revenues of $369,000. All inter-company fees and expenses have been eliminated in the consolidated financial statements.

(x)	Business of KYWIDE, MAAAI and MAAIA

In connection with the acquisitions of First Alliance and Mid-American, Citizens acquired four operating insurance agencies. These insurance agencies market life and property and casualty insurance products of various insurance companies to individuals and companies. During 2004, a dormant subsidiary, AIM, was liquidated. At January 28, 2005, a contract to sell MAAIA was pending. At December 31, 2004, these insurance agencies had total assets of approximately $187,000 and total revenues of approximately $213,000. All inter-company fees and expenses have been eliminated in the consolidated financial statements.

(xi)	Business of First Alliance and Mid-American

First Alliance was the parent of FAIC. It was liquidated in 2004.

Mid-American also operates as an insurance holding company through its directly or indirectly wholly owned subsidiaries MACLIC, SAIC, MAAAI and MAAIA. Mid-American is incorporated in Missouri. At December 31, 2004, Mid-American had total assets of approximately $6.2 million and total revenues of $136,000. All inter-company fees and expenses have been eliminated in the consolidated financial statements.

Item 2. Description of Properties

We own our principal office in Austin, Texas, consisting of an 80,000 square foot office building and approximately one acre of land nearby that contains housing storage facilities.

Approximately 50,000 square feet is occupied or reserved for our operations with the remainder of the building being leased to a single tenant under a multi-year lease.

We also own a 6,324 square foot funeral home in Baker, Louisiana acquired at a total cost of $527,000. This facility, acquired in a 1995 acquisition, is owned and operated by FHA.

In addition, we own other properties in Texas and Louisiana that are incidental to our operations.

Item 3. Legal Proceedings

On April 24, 2003, the Court of Appeals for the Third District of Texas affirmed in part and modified in part, a July 31, 2002, class action certification granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 styled Delia Bolanos Andrade, et al v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies offered or sold to certain non-U.S. residents by CICA are actually “securities” that were offered or sold in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to an overseas trust for the purchase of the Company’s Class A common stock. The remedy sought is rescission of the insurance premium payments. The Supreme Court of Texas granted the Company’s Petition for Review and heard oral arguments on the case on October 21, 2004. The Company believes the Plaintiffs’ claim under the Texas Securities Act is not valid and the class defined is not appropriate for class certification and does not meet the legal requirements for class action treatment under Texas law.

Recent decisions from the Texas Supreme Court indicate a more defense-oriented approach to class certification cases, especially in class action cases encompassing claimants from more than one state or jurisdiction. Although a decision is not expected until sometime in 2005, the Company expects the Supreme Court of Texas will ultimately rule in the Company’s favor, decertify the class and remand the matter to district court for further action. During the time of the Company’s appeal to the Texas Supreme Court, there are no further district court proceedings in the case. The Company is unable to determine the potential magnitude of the claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although the Company would expect a significant adverse financial impact from any final class action judgment.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders during the fourth calendar quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A common stock is traded on the New York Stock Exchange (NYSE), under the symbol CIA. The quarterly high and low prices per share as reported by the NYSE are shown below. These prices have been adjusted to reflect 7% stock dividends paid in 2003 and 2004.

	2004		2003
Quarter Ended	High	Low	High	Low
March 31	$9.35	$6.84	$6.89	$5.24
June 30	7.84	5.63	7.42	5.38
September 30	7.45	4.57	8.17	6.11
December 31	6.62	5.07	9.67	7.29

As of December 31, 2004, the approximate number of record owners of our Class A common stock was 22,000. Management estimates the number of beneficial owners to be approximately 90,000.

On December 31, 2003, we paid a 7% stock dividend to holders of record as of December 1, 2003. The dividend resulted in the issuance of 2,476,420 Class A shares (including 179,181 shares in treasury) and 57,239 Class B shares.

On December 31, 2004, we paid a 7% stock dividend to holders of record as of December 1, 2004. The dividend resulted in the issuance of 2,690,039 Class A shares (including 191,722 shares in treasury) and 61,246 Class B shares.

We have not paid cash dividends in any of the past five years and do not expect to pay such in the forseeable future. For restrictions on the present and future ability to pay dividends, see Note 6 of the “Notes to Consolidated Financial Statements.”

Securities Authorized for Issuance Under Equity Compensation Plans

We do not maintain any equity compensation plans or arrangements. Thus, we do not have any securities authorized for issuance under these types of plans, nor have we issued any options, warrants or similar instruments to purchase any of our equity securities, except for cash warrants issued in conjunction with the convertible preferred stock issued in 2004. (See Note 8 of the “Notes to Consolidated Financial Statements.”)

Item 6. Selected Financial Data

The table below sets forth, in summary form, selected data of the Company. This data, which is not covered in the report of our independent auditors, should be read in conjunction with the consolidated financial statements and notes, which are included elsewhere herein. The net income (loss) per share amounts have been adjusted retroactively for all periods presented to reflect the 7% common stock dividends paid on December 31, 2004 and December 31, 2003.

	Year Ended December 31,
	(in thousands except per share data)
	2004	2003	2002	2001	2000
Total Revenues	$102,826	$95,103	$83,004	$67,647	$66,678
Net Income (Loss)	$7,732	$3,126	$4,254	$3,963	$2,053
Net Income (Loss) Per Share	$.18	$.08	$.12	$.15	$.08
Total Assets at December 31	$661,212	$390,093	$326,291	$282,086	$267,842
Long-term Debt	$30,000	$—	$—	$—	$—
Total Liabilities	$520,179	$263,066	$224,499	$199,364	$190,529
Total Stockholders’ Equity	$135,131	$127,027	$101,792	$82,722	$77,313
Book Value Per Share	$3.52	$3.32	$3.16	$3.08	$2.88

     See Item I — Business (a) and (b), and Item 7 — Management’s Discussion and Analysis, for information that may affect the comparability of the financial data contained in the above table.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 2004, new avenues to growth were added and existing sources of revenues were expanded, leading to improved revenue and profitability for the year.

Our international life business continued to grow at a double-digit pace. New annualized submitted premiums from the international market increased by more than 17% during 2004 compared to 2003. The development of new markets in the Pacific Rim and the expansion of existing markets in Latin America contributed to the growth in international revenues.

Our book of accident and health business, a source of continuing operating losses over the past five years, was transferred to another carrier under a reinsurance agreement that permits us to share in any profits developed over a graduated scale for a period of ten years. Although this action decreased revenues by approximately $13 million in 2004, management believes the reduced overhead and potential for profit will benefit shareholders for the long term.

The development of a United States marketing operation continued during the year. Marketing was active in Missouri, Illinois, Texas and Oklahoma during 2004, and the addition of SPLIC in October 2004 brings an established presence in Louisiana with an experienced core of home service marketing representatives.

Management believes that the marketing activities of SPLIC can be expanded beyond its current levels.

The acquisition of SPLIC was, at $85 million, the largest made by the Company in its history, and it provides a profitable source of revenue and a solid asset base. We used our $30 million line of credit negotiated in March 2004 from Regions Bank to supplement available cash in completing the transaction. Although the acquisition added $30 million of debt to our balance sheet, management expects to repay the debt by the end of April 2005. Management continues to seek other candidates for acquisition.

Additionally, during 2004 we successfully completed a $12.5 million private placement of convertible preferred stock to a group of four institutional investors. The offering can be increased to $25 million under certain conditions. The preferred stock carries a 4% dividend and is mandatorily redeemable in five years if not converted prior to the redemption date. The dividends and redemptions are payable in shares of the Company’s Class A common stock. Management believes that this placement marks a significant step in the Company’s evolution as it brings institutional investors into the Company.

We continued our plan to consolidate certain operating subsidiaries in order to reduce overhead and streamline operations during 2004. First Alliance was liquidated during the year, and during the first quarter of 2005, FAIC was merged into CICA. Additionally, we entered into an agreement with a third party to sell MAAIA. That transaction is expected to close in the second quarter of 2005. Management plans to continue to make such consolidations in order to achieve better economies of scale by reducing the number of operating subsidiaries.

Results of Operations

The Company operates in four primary segments—international life insurance, U.S. life insurance operations, U.S. accident and health operations and, with the acquisition of SPLIC and SPFIC, U.S. home service insurance operations. Prior to 2004, another segment—U.S. accident and health operations—existed, but that segment was exited in 2004 with the transfer of virtually all of such business to a third party carrier through a coinsurance arrangement.

International Operations

The acceptance of applications for U.S. dollar denominated ordinary whole life insurance from high net worth foreign nationals is the foundation upon which the Company was built. For the past 35 years, we have participated in the foreign marketplace. Positive attributes of the foreign insurance market include:

•	policies are typically larger face amounts than in the U.S.;

•	the premiums are paid annually;

•	persistency is higher compared to U.S. policies;

•	the mortality is as good as or better than that experienced in the U.S.;

•	the marketers from whom applications are received are more professional than that typically seen in the U.S.; and

•	commissions are not advanced.

The Company has no assets, offices or employees outside of the U.S. We expect to continue to expand our international operations. The number of our producing independent contractors has expanded over the past few years and the number of countries from where applications are received is expanding. Historically, the majority of such business has come from Central and South America; however, in 2004 the Pacific Rim began to represent a meaningful and growing source of new business, amounting to $2.4 million of submitted annualized premium. Overall, foreign business made up more than 71.1% of total premium revenues in 2004.

Beginning in 2002, expansion began into the Pacific Rim, particularly Taiwan. CICA has established relationships with a number of marketing organizations in the Pacific Rim, and during 2004, received approximately $2.4 million of annualized new submitted premium from that region. Additionally, Brazil, which has never been a country from which large volumes of premiums were received, began to develop adding $650,000 of new premiums. Overall, submitted annualized premiums for 2004 from the international markets totaled $16.7 million, compared to $13.5 million in 2003 and $13.2 million in 2002.

Management is pleased with the continued growth and expansion of the Company’s international production, particularly in light of the significant financial problems experienced by several South American countries in recent years. Argentina and Venezuela, in particular, experienced severe economic declines. These two countries represented more than 18% of the premium income of the Company in 2003. Argentina was historically a large source of new business for CICA, particularly as a new middle class emerged in that country’s society. During the late 1980’s, CICA (which had historically only focused on the upper income groups) began offering a plan in Argentina that was designed for this group that was popularly received. When the economic crises occurred, the middle class was severely impacted and CICA experienced a decrease in new business and an increase in lapsation from that market. Since that time, management has refocused its Argentine marketing organization on the high net worth individuals that have historically been the core group of insureds. During 2003 and 2004 surrenders declined. In 2004, production from that area amounted to more than $1.1 million and management has successfully motivated numerous marketers who had ceased production to return to recruiting new marketing representatives and writing applications. We are optimistic that as the economy improves, the volume of new business written in Argentina should increase to previous levels.

Total premium income from the international market amounted to $59.2 million in 2004, compared to $51.9 million in 2003 and $48.6 million in 2002. (See Note 11 of the “Notes to Consolidated Financial Statements” for an analysis of the results of the International Life segment.)

U.S. Life Operations

The Company’s focus historically has been on the international market because of the key advantages described above. However, throughout the Company’s history, it has always written U.S. business and through the acquisition of other U.S. life insurers, accumulated more than $13.6 million of annual U.S. life insurance premium in 2004 (excluding home service).

In 2000, management perceived an opportunity for the Company to serve middle-income American families through the sale of an ordinary whole life insurance product containing a no-load annuity benefit. Since its introduction, the Company has sought the marketing management necessary to build a U.S. sales organization from scratch and to begin to write the product in volume. After several attempts to bring in such expertise, in early 2004 senior executives in the Company’s home office staff assumed this management responsibility. We have begun emphasizing the development of a sales force comprised primarily of second career sales associates. Recent acquisitions have created opportunities to increase production. MACLIC, acquired in 2003, wrote approximately $1 million of new annual life premium, and associates of CNLIC generated another $250,000.

When the Company acquired Combined Underwriters (now called Citizens National Life or CNLIC) in 2002, management hoped to take advantage of a unique charter structure called a “Stipulated Premium” charter that permitted CNLIC to recruit and license marketing associates in Texas without the standard testing requirements. Management now believes that while this charter structure offers advantages, they are outweighed by the costs and inefficiencies associated with maintaining CNLIC as a separate operating entity. In early 2005, plans are being finalized to merge CNLIC into CICA.

Additionally, the Company has a block of credit life and disability business written through furniture stores in Texas, Louisiana and Arkansas. This business is typically single premium and amounted to $1.1 million in 2004 and $851,000 in 2003. Total U.S. life premium income for 2004 (excluding home service) amounted to $13.6 million, compared to $11.2 million in 2003 and $6.2 million in 2002. Management intends to broaden the portfolio of U.S. products to include the same products as are offered to overseas clients.

Home Service Business

The acquisition of SPLIC and SPFIC created a new segment for the Company. SPLIC has focused on writing ordinary whole life insurance utilizing the home service marketing distribution method, whereby employee/agents working “routes” make regular collections of premiums from clients. SPFIC also uses the home service method to write small fire policies on Louisiana residents. This marketing method dates back to the creation of the life insurance industry in the United States and SPLIC utilizes approximately 390 agents (307 of whom also represent SPFIC) to write and collect premiums. Because SPLIC and SPFIC were acquired on October 1, 2004, only the fourth quarter of their activities are included in 2004 results from operations.

Under the management of its previous owner, SPLIC had focused on limiting the amount of new business sold in order to maximize profits under regulatory accounting. As such, its book of premium revenues has decreased each year for the past five years. Management is optimistic that a new emphasis on sales can halt the shrinkage in the premium income and serve as a base from which to expand the home service or debit business. SPLIC is made up of books of business from more than 100 small life insurance carriers that it had acquired during its history. For the last quarter of 2004, Home Service premium revenues amounted to $9.6 million, of which $8.5 million was life and $1.1 million was casualty.

Accident and Health Business

We have historically maintained a small block of U.S. accident and health business, primarily through acquisitions in the mid-1990’s that brought other books of accident and health business, including some major medical business. However, the acquisition of CNLIC in 2002 substantially increased both the amount of accident and health business in force, as well as the volume of new business. Most of the accident and health business we acquired was unprofitable when we acquired it. Significant rate increases coupled with the non-renewal of the major medical business, would improve the performance of these acquired blocks over time.

Management determined in late 2003 to seek a buyer for the block of accident and health business due to increased costs, regulatory limits on rate increases, a reduced reinsurance market and high administration costs relating to this segment. In early 2004, they agreed to transfer most of the in-force accident and health business to a Texas-domiciled reinsurer effective January 1, 2004. The consideration for the transfer, which was initially accomplished through a 100% coinsurance arrangement until the various state insurance departments can approve an assumption reinsurance agreement, will be a participation in any future profits on the book of business over a 10-year period.

For 2004, accident and health premium decreased by $14 million, compared to the same period in 2003. Upon closing of the transaction, CICA ceded reserves of $8,101,000, and CNLIC ceded reserves of $6,859,000 to the assuming carrier. A loss of $634,000 was recorded on the transfer, which was offset by the amortization of the deferred gain of $72,000. Administrative cost savings of $1,462,000 were achieved in 2004 as a result of the transfer of this business.

Consolidated Results

The following table sets forth the Company’s net income for periods indicated:

Year Ended		Net Income Per	Change from
December 31	Net Income	Class A & B Shares	Previous Year
2004	$7,732,000	$0.18	147.31%
2003	3,126,000	0.08	(26.5%)
2002	4,254,000	0.12	7.3%

Reductions in operating expenses, coupled with the transfer of the Company’s accident and health business to another carrier and the acquisition of SPLIC, contributed to the significant improvement in 2004. In 2003, increases in the amortization of cost of customer relationships acquired and other intangible assets acquired in the FAIC acquisition, combined with losses on the accident and health business, caused the earnings decrease.

The Company entered into coinsurance agreements, effective January 1, 2004, and ceded approximately $14 million of its annual accident and health premium and corresponding benefits and claims. In consideration for these cessions, the Company made a closing settlement payment of $10,440,000 to the reinsurer in June 2004. Due to this cession, the Company also reduced its January 1, 2004 deferred policy acquisition costs, cost of customer relationships acquired and policy benefit reserves by $2,197,000, $2,886,000 and $14,960,000, respectively. The Company recorded an initial amount payable to the reinsurer of $10,440,000, resulting in a first quarter 2004 charge of $634,000 and a deferred gain of $72,000, which was amortized during 2004. The coinsurance agreements provide that this ceded business will revert to the reinsurer when parallel assumption reinsurance agreements are approved by the various state insurance departments holding jurisdiction. Such approval is anticipated during 2005. The Company also participates in future profits on the accident and health business subject to the coinsurance agreements over a 10-year period. During 2004, the Company recognized approximately $809,000 as profit under the agreements.

Total revenues for 2004 were $102,826,000 compared to $95,103,000 in 2003 and $83,004,000 in 2002. The growth in CICA’s premium income fueled by the increase in new business, coupled with SPLIC’s acquisition, which contributed only to the last quarter of the year, offset the ceding of approximately $14 million of accident and health premium. The acquisitions of FAIC and MACLIC increased 2003 revenues by $6,128,000. The acquisition of CNLIC in 2002 increased revenues for that year by $11,270,000. The 2004 increase in revenues was due to increases in life insurance premiums, plus the acquisition of SPLIC and SPFIC. The 2003 increase in revenues was primarily due to a 5.7% increase in new life premiums, a 17.1% increase in renewal life premiums and a 9.7% increase in accident and health premiums. The 2002 increase in revenues was due to a 17.1% increase in new life premiums, a 4.5% increase in renewal life premiums, a 166.3% increase in accident and health premiums and a 7.2% increase in net investment income.

Premium income increased by 6.6% to $83,168,000 in 2004, from $78,027,000 in 2003. The increase in 2004 was driven by a 6.4% increase in premiums from CICA, as well as the inclusion of SPLIC and SPFIC, which added $9,587,000 since their acquisition in October 2004, which offset the loss of approximately $14 million of accident and health premium ceded to TILIC. Premium income increased by 14.4% from $68,211,000 in 2002 to $78,027,000 in 2003. The 2003 increase was comprised of an $8,506,000 increase in life premiums and annuity and universal life considerations, and a $1,311,000 increase in accident and health premiums. The February 2003 acquisition of FAIC and the November 2003 acquisition of MACLIC increased life premiums by $4,345,000. Production of new life insurance premiums by CICA increased 5.7% from 2002 to 2003.

Significant increases are anticipated in 2005 when the full year of results will be included for SPLIC.

Net investment income increased 18.7% to $17,005,000 from $14,322,000 in 2003 and $14,252,000 in 2002. The increase reflects the acquisition of SPLIC and SPFIC in October 2004. SPLIC and SPFIC contributed $2,875,000 to 2004 investment results, in the form of additional interest on bonds. The remaining companies’ investment income declined slightly during 2004 as a result of lower available interest rates and the sale of a significant amount of bonds during the third quarter to fund the acquisition of SPLIC and to provide the funds to transfer the accident and health business. During the second and third quarters of 2004, approximately $50 million of bonds were sold or matured to provide cash for the SPLIC acquisition. In addition, approximately $10 million of bonds were sold or matured so that cash in an amount equal to the accident and health reserves and claims payable could be transferred under the coinsurance agreement.

A majority of our new investment activity over the past three years has focused on the acquisition of bonds issued by public corporations that carry the implied full faith and credit of the Federal government, such as FNMA and FHLMC. These bonds carry call features that limit the potential for capital gains in a falling interest rate environment, but generate yields that are typically 150 basis points higher than that available in the Treasury market and generally 50 basis points higher than AAA and AA rated corporate securities. By choosing to invest in these securities, the Company is exposed to reinvestment risk in the event that interest rates fall for an extended period, because the securities will typically be called, and the likelihood of increases in market value above par is unlikely because the expectation is that the bond will be called. Such events require reinvestment of the proceeds at levels lower than the yields of the called bonds. During the fourth quarter of 2004, approximately $20 million of tax-exempt municipal bonds were purchased for SPLIC in order to meet the requirements of the Louisiana Insurance Code for a reduction in premium taxes.

A period of falling interest rates occurred during 2003, and a significant number of bonds were called; however, in many cases, the Company was able to reinvest in bonds at levels at or near those of the called bonds. In 2004, a large number of bonds were also called. The Company does not believe such declines in available yields will have a material adverse effect on its future operating results because of strong cash flow available to take advantage of any increases in interest rates.

The change in future policy benefit reserves increased from $7,904,000 in 2003 to $18,627,000 in 2004. CICA’s life reserves increased $16.7 million in 2004 compared to an increase of $10.6 million in 2003 predominantly due to increased persistency on the Company’s business and the increase in new business.

Due to the cession of the majority of the accident and health business, CICA experienced a minimal change in accident and health reserves for 2004. The change in future policy benefit reserves increased from $6,052,000 in 2002 to $7,904,000 in 2003. CICA’s life reserves increased $10.6 million in 2003, which offset decreases in accident and health reserves. This was due to an increase in persistency on the Company’s overseas business. These persistency improvements have led to an increase in policy reserves at an accelerated rate compared to the past. CICA’s accident and health reserves decreased approximately $200,000 because of expected lapsation and non-renewal as the Company continued to implement significant rate increases.

SPLIC’s reserves increased $233,000 between its October 1, 2004 acquisition and year-end.

CNLIC’s life reserves increased approximately $199,000 in 2004, compared to a decrease of approximately $258,000 in 2003, due primarily to sales of newly developed whole life products that carry increased reserves contrasted with the existing life business that was in force at the acquisition date. Due to the cession of all of its accident and health business, CNLIC had no change in associated reserves for 2004. In 2003, accident and health policy reserves for CNLIC decreased by approximately $3.0 million. The non-renewal of the major medical block of business accounted for $1.3 million of the decrease. In addition, CNLIC experienced high lapsation on new accident and health policies issued during 2003. Including the policies terminated from the non-renewal of the major medical business, the policy count for CNLIC accident and health policies decreased by approximately 33% during 2003 compared to 2002, resulting in associated policy reserves decreasing by approximately $1.7 million.

The remaining change in future policy benefit reserves was primarily due to a decrease of $1.1 million in FAIC life reserves between 2003 and 2004 and a $1.1 million increase in MACLIC’s reserves in 2004. The MACLIC increase was primarily related to the sales production and persistency of its life insurance block. FAIC, purchased on February 18, 2003, had an increase in policy benefit reserves of approximately $580,000 during 2003. Approximately $380,000 of the increase related to annuities and approximately $200,000 related to life insurance.

Policyholder dividends increased 12.9% during 2004 to $4,142,000 from 2003 dividends of $3,666,000 due to improved persistency and the continued sale of participating ordinary whole life products. Virtually all of CICA’s overseas policies are participating, and participating policies represent approximately 59% of our business in force. Policyholder dividends are factored into the premium and as such the increase should have no adverse impact on profitability.

As noted in the table below, claims and surrenders decreased 8.9% from $40,445,000 for 2003 to $36,831,000 for 2004. The 2004 decrease primarily related to the cession of most of our accident and health business as discussed above, which offset the inclusion of SPLIC’s results for the fourth quarter of the year.

	Year ended December 31,
	2004	2003	2002
Death claims	$10,224,000	$6,399,000	$6,600,000
Surrender expenses	18,406,000	17,986,000	16,777,000
Accident and health benefits	(60,000)	9,110,000	8,615,000
Endowments	7,509,000	6,416,000	5,730,000
Other policy benefits	752,000	534,000	385,000

Total claims and surrenders	$36,831,000	$40,445,000	$38,107,000

Death benefits increased 59.8% from $6,399,000 in 2003 to $10,224,000 in 2004. Death claims in 2002 were $6,600,000. The acquisition of SPLIC increased 2004 death benefits by $3,688,000. The experience of the other companies in the group was generally favorable. As discussed above, CICA has historically adhered to an underwriting policy that requires thorough medical examinations on all applicants who are foreign residents. The 2002 claims were impacted by the acquisition of CNLIC, which increased such expense by $712,000.

Accident and health benefits decreased from $9,110,000 in 2003 to $(60,000) in 2004, due to the cession of most of the Company’s accident and health business pursuant to coinsurance agreements effective January 1, 2004. In 2002, such benefits totaled $8,615,000. The 2003 increase was directly related to the acquisition of CNLIC, which saw continued increases in claims incurred. During 2003, we did not renew approximately $2.3 million of major medical premiums on the CNLIC book of accident and health business and, in addition, implemented significant rate increases on the accident and health business remaining in force.

Endowment benefits increased 17.0% from $6,416,000 in 2003 to $7,509,000 in 2004. Endowments totaled $5,730,000 in 2002. CICA has a series of international policies that carry an immediate endowment benefit of an amount elected by the policyowner. This endowment is factored into the premium of the policy and is paid annually. Like policy dividends, endowments are factored into the premium and as such the increase should have no adverse impact on profitability.

Policy surrenders increased 2.3% from $17,986,000 in 2003 to $18,406,000 in 2004. The 2003 results represented a 7.2% increase over 2002 when surrenders amounted to $16,777,000. The 2004 increase was primarily due to the acquisitions of FAIC and MACLIC, discussed above, which generated $3,427,000 in additional surrenders, plus the inclusion of SPLIC which added $432,000. FAIC has experienced significantly higher surrender activity since its acquisition in 2003 due to the actions of former marketing associates placing numerous policies with other companies (see Table III). FAIC filed legal action against the individual primarily responsible for such replacements in the fourth quarter of 2004 and saw a sharp drop in replacement activity. The 2003 increase was directly related to the acquisitions of FAIC and MACLIC, discussed above, which generated $2,669,000 in surrenders. Surrenders for CICA declined 5.4% in 2003. The uncertain economic climate in several Latin American countries was the primary reason for the increased 2002 surrender activity. The economies in Argentina and Venezuela in particular were in near-depression during 2002. However, management is optimistic about the long-term prospects for these countries.

During 2004, commissions increased 16.7% to $21,274,000 from $18,228,000 in 2003 primarily due to the increase in the production of new life premiums during 2004 discussed above. Accident and health commissions on the business that was ceded in 2004 were approximately $2,608,000. In addition, the acquisitions of FAIC and MACLIC contributed an additional $1,324,000 of commissions to the 2004 increase, while SPLIC’s commissions during the fourth quarter of 2004 were $2,211,000. During 2003, commissions increased 11.6% to $18,228,000 from $16,339,000 in 2002. The 2003 increase was attributable to the acquisition of FAIC and MACLIC, whose 2003 commissions were $1,064,000. The remainder of the 2003 increase was due to the 5.7% increase in production of new life insurance premiums.

Underwriting, acquisition and insurance expenses decreased 8.3% to $17,391,000 in 2004, compared to $18,966,000 in 2003, due primarily to economies of scale being achieved in administration of the business of FAIC, MACLIC and CNLIC. The 2004 results include three months of expense for SPLIC amounting to $1,949,000. Management believes expense reductions will be achieved in SPLIC during 2005 through certain economies of scale. In addition, 2003 included severance related expenses from the acquisitions of FAIC and CNLIC. Administration costs on the ceded accident and health business in 2004 reduced expenses by $1,145,000. Underwriting, acquisition and insurance expenses increased 25.9% to $18,966,000 in 2003 compared to $15,064,000 in 2002. The 2003 increase includes $2,136,000 of expenses related to the acquisitions of FAIC and MACLIC and approximately $900,000 related to the annual marketing convention for international producers for 2003 and 2004, an expense previously borne by our international marketing manager. In May 2002, in an attempt to more efficiently manage and communicate with our independent marketing consultants, we canceled our contract with an independent international company that had served as the managing general agent for our international marketing activities since early 1997. We no longer pay an overriding commission to this former marketing firm on new business issued internationally but instead directly bear the related costs of all marketing, management and promotional activities. Other factors in the increased expenses relate to the start-up costs of the U.S. marketing program, and approximately $250,000 was spent in attempting to acquire control of First American Capital Corporation, a Kansas insurance holding company, and on other merger and acquisition activities.

Capitalized deferred policy acquisition costs increased 4.1% from $16,558,000 in 2003 to $17,241,000 in 2004 primarily due to the increase in new life production discussed above. These costs were $14,423,000 in 2002. Amortization of these costs was $8,438,000, $11,807,000, and $10,039,000 in 2004, 2003 and 2002, respectively. With most of the accident and health business ceded effective January 1, 2004, amortization of these costs was minimal in 2004. The 2003 increase related to the 5.7% increase in new life production. The 2002 increase included $1,518,000 of deferred policy acquisition costs that have been capitalized by CNLIC. The remainder of the increase related to the increase in new life production. Most of the 2002 increase related to the increased surrender activity caused by the uncertain economic climate in several Latin American countries.

Amortization of cost of customer relationships acquired and other intangibles decreased from $7,110,000 in 2003 to $4,136,000 in 2004. With most of the accident and health business ceded effective January 1, 2004, amortization of these costs was minimal in 2004. The acquisitions of FAIC and MACLIC contributed an additional $1,651,000 of amortization of these costs in 2004, while SPLIC added $849,000. Amortization of other intangibles was $1,100,000 during 2004. Included in such amortization was $668,000 related to other intangible assets that were deemed to be impaired in 2004. Amortization of cost of customer relationships acquired, excess of cost over net assets acquired and other intangibles increased from $2,528,000 in 2002 to $7,110,000 in 2003. The 2003 increase relates to the amortization of cost of customer relationships acquired with respect to the acquisitions of CNLIC, FAIC and MACLIC that amounted to $5,644,000 and $563,000 related to amortization of an intangible asset. The 2002 increase relates to the amortization of cost of customer relationships acquired with respect to the acquisition of CNLIC that amounted to $1,889,000 in 2002 that more than offset our adoption of the new Financial Accounting Standards Board’s (FASB) accounting statement where amortization of goodwill and other intangibles ceased since management determined that these intangibles have an indefinite life. Our analysis of goodwill and other intangibles indicated that there was no impairment as of December 31, 2004 and December 31, 2003.

For 2004, the Company’s expected tax rate increased to 33.9% from the 28.4% effective tax rate of the comparable 2003 period due to the Company no longer being eligible for the small life insurance company deduction available under the Internal Revenue Code due to the October 1, 2004 acquisition of SPLIC discussed above. The Company’s policy is to make its best estimate of the effective tax rate it expects to be applicable for the full year in its provision for income taxes on an interim basis. The acquisition of SPLIC will result in the life insurance company assets of the Company’s life insurance controlled group exceeding $500 million, making it ineligible for the small life insurance company deduction going forward.

The effective tax rate is low in 2004 due to the change in valuation allowance being decreased by approximately $1,319,000 in 2004 and the correction of prior year taxes.

Liquidity and Capital Resources

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet all obligations and is provided by a variety of sources.

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds while investment purchases, policy benefits, and operating expenses are the primary uses of funds. Although the Company historically has not had to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.

A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender charges, that help limit and discourage early withdrawals. Since these contractual withdrawals, as well as the level of surrenders experienced, were consistent with the Company’s assumptions in asset liability management, the associated cash outflows did not have an adverse impact on overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and cash flow tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy. The Company currently anticipates that available liquidity sources and future cash flows to be adequate to meet the demand for funds.

In the past, cash flows from the Company’s insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $9.5 million and $13.6 million for 2004 and 2003, respectively. The Company also has traditionally had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Net cash outflows from investment activity totaled $34.1 million and $17.8 million for the years ended December 31, 2004 and 2003, respectively. In 2004 the outflow resulted from the $85 million expended to acquire SPLIC. The cash outflow for investment activities for the year ended December 31, 2003 primarily related to the investment of excess cash and cash equivalents generated from operations during 2003.

Stockholders’ equity increased from $127,027,000 at December 31, 2003 to $135,131,000 at December 31, 2004 primarily due to income earned during the period and recognition of a $2,394,000 beneficial conversion feature, net of accretion, in excess of unrealized losses, net of tax, of $(2,021,000) for 2004. Decreases in the market value of our bond portfolio caused by lower bond prices resulted in the increase in unrealized losses since December 31, 2003.

Invested assets increased 72.9% to $475,802,000 at December 31, 2004 from $275,188,000 at December 31, 2003. The increase relates to the assets of SPLIC, acquired in 2004. The increase in cash on hand at December 31, 2004 ($31.7 million versus $15 million at December 31, 2003) resulted from the call of fixed maturities during December 2004. Fixed maturities are categorized into two classifications: fixed maturities held-to-maturity, which are valued at amortized cost, and fixed maturities available-for-sale, which are valued at fair value. Fixed maturities available-for-sale and fixed maturities held-to-maturity were 92.5% and 1.6%, respectively, of invested assets at December 31, 2004. Fixed maturities held to maturity, amounting to $7,514,000 at December 31, 2004, consist of corporate bonds which are backed by the implied full faith and credit of the U.S. government, U.S. Treasury and U.S. government agency securities. Management has the intent and believes we have the ability to hold the held-to-maturity securities to maturity.

During 2004, fixed maturities available for sale grew to $440,053,000 from $237,506,000 at December 31, 2003. Included in this growth were more than $31 million of bonds issued by states and approximately $113 million of corporate bonds. The overall growth, as well as the change in mix, is directly related to the acquisition of SPLIC and SPFIC during 2004. During 2004, we disposed of approximately $50 million in bonds to finance the purchase of SPLIC and the reserve transfer on the TILIC reinsurance transaction.

Policy loans comprised 5.1% of invested assets at December 31, 2004 compared to 7.9% at December 31, 2003. The decrease relates to the acquisition of SPLIC, in which policy loans represented less than 1.5% of invested assets. These loans, which are secured by the underlying policy values, have annual yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.

Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at December 31, 2004 and December 31, 2003. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2005, we intend to utilize high-grade commercial paper as a cash management tool to minimize excess cash balances and enhance returns. During 2003, the Company transferred its primary banking relationship from JP Morgan Chase to Regions Bank.

We do not utilize special purpose entities as investment vehicles. Nor do we invest in any such entities that engage in speculative activities of any description, and we do not use such investments to hedge our investment positions.

The NAIC has established minimum capital requirements in the form of Risk-Based Capital (“RBC”), which factors the type of business written by an insurance company, the quality of its assets, and various other factors into account to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of actions by the affected company would begin. At December 31, 2004 and December 31, 2003, all of the Company’s insurance subsidiaries were above required minimum levels.

Effective January 1, 2001, the NAIC implemented codified rules for statutory accounting. These rules were approved and implemented by each state in which all of our insurance subsidiaries operations are domiciled. CICA is domiciled in Colorado, CNLIC is domiciled in Texas, FAIC in Kentucky, MACLIC in Missouri, SAIC in Arkansas and CUSA in Illinois. CICA follows certain Colorado state laws that differ from NAIC’s codified rules. The primary difference between the Colorado statutes and the codified rules involve the establishment of a liability for future policy dividends payable. Under NAIC codified rules, such reserve is mandated; however, Colorado has an exception if the difference between the premium charged and the mortality factor included in the premium on participating policies exceeds the reserve that would be established. Such is the case for CICA. As a result, as provided under Colorado law, CICA did not establish a reserve of approximately $3 million in its statutory financial statements as of and for the years ended December 31, 2004 and 2003. Texas, Illinois, Kentucky, Missouri, Louisiana and Arkansas codified rules must be followed unless the Commissioner of Insurance permits specific practices that differ from codified rules. None of our insurance subsidiaries has requested any permission from any state insurance regulatory authority to deviate from NAIC codified rules.

During March 2004, the Company’s shareholders approved amendments to the Articles of Incorporation increasing the number of authorized Class A and Class B shares and authorizing preferred stock that could be issued upon approval of the Board of Directors.

On July 12, 2004, the Company completed a private placement of $12.5 million of Series A-1 Senior Convertible Preferred Stock to four unaffiliated institutional investors. The terms and conditions of the Series A-1 Senior Convertible Preferred Stock are discussed in Note 8 to our consolidated financial statements. The initial recognition of the beneficial conversion feature and discounts on fair values of options and warrants issued in connection with the private placement resulted in $3,073,000 of additional paid-in capital for the Class A common stock and $2,994,000 of liabilities for options and warrants. Changes in the fair value of options and warrants are recognized in the statement of operations with a corresponding change in the liabilities for options and warrants. For the period ended December 31, 2004, there was a decrease in fair value of options and warrants of $256,000 and corresponding decrease in the related liabilities.

On September 30, 2004, and December 31, 2004 the Company declared and paid quarterly dividends relating to the Series A-1 Senior Convertible Preferred Stock shareholders (4% per year). The Company paid the dividend by issuing 19,396 shares of its Class A common stock valued at $116,000 at September 30, and 20,948 shares of Class A common stock valued at $133,000 at December 31.

The Company signed a revolving line of credit agreement from Regions Bank for a $30 million credit facility for use in acquisitions in March 2004. On October 1, 2004, the Company entered into a Second Amendment to the Loan Agreement that converted into a term loan its $30 million advance against the line of credit made in connection with the acquisition of SPLIC. Under the term loan, the Company is obligated to repay the principal portion of the loan in ten semi-annual installments of $3,000,000 beginning on May 1, 2005, with the final installment of principal and any accrued and unpaid interest on November 1, 2009. Interest on the unpaid principal balance of the loan is required to be paid on the fifth day of each month following the end of each fiscal quarter of the Company. The interest rate is equal to a 30-day LIBOR (London InterBank Offered Rate) plus 1.8% per year (approximately 4.3% annually as of December 31, 2004).

Because the maximum borrowing authorized on the Company’s line of credit is $30 million, the line has been drawn down to zero. Under the Amended Loan Agreement, upon any prepayment or repayment of the term loan described above, the line of credit is to be reinstated to an aggregate amount equal to the difference between (a) $30 million minus (b) the aggregate outstanding principal amount under the term loan. Management expects to repay the loan in full during the first quarter of 2005 using proceeds from bond calls and maturities.

In connection with the SPLIC acquisition, funds borrowed by the Company were re-loaned to CICA. CICA has issued to the Company a Subordinated Debenture in the principal amount of $30 million plus interest equal to 30-day LIBOR plus 1.8% per year. Because CICA is an insurance company formed under the laws of Colorado, any principal and accrued interest on the subordinated debenture is not a legal liability of CICA until repayment of interest or principal has received the prior written approval of the Commissioner of Insurance for the State of Colorado. CICA has filed with the Commissioner of Insurance requesting permission to retire the debenture in full.

The Sarbanes-Oxley Act of 2002 (the “Act”) established significant new guidelines for corporate governance. Subsequently, the New York Stock Exchange adopted new rules relating to such matters as the composition of listed companies’ Boards of Directors and various committees thereof, the need to adopt specific policies and the establishment of a Code of Ethics. The Company’s Board of Directors, Compensation Committee and Audit Committee were already configured in such a way as to comply with the Act. Citizens has operated under a “Principles, Purposes, Philosophy and Beliefs” for numerous years that sets forth the manner in which the Company and its officers, directors and employees are expected to function. However, the Board of Directors has implemented a formal Code of Ethics applicable to all officers, directors and employees.

Additionally, the Act imposes a duty upon public companies to document and test all internal controls and have such controls audited by independent auditors.

The Company has committed to the following contractual obligations as of December 31, 2004 with the payments due by the period indicated below:

Contractual		Less than	1 to 3	3 to 5	More than 5
Obligation	Total	1 year	years	years	years

Operating leases	$1,231,000	$526,000	$690,000	$15,000	$—
Other	600,000	300,000	300,000	—	—

Total operating leases and other	$1,831,000	$826,000	$990,000	$15,000	$—

Future policy benefit reserves:
Life insurance	$413,107,000	$153,595	$861,991	$8,089,319	$404,002,095
Annuities	16,913,000	4,181,162	2,550,261	4,649,788	5,531,789
Accident and health	13,604,000	13,604,000	—	—	—

Total future policy benefit reserves	$443,624,000	$17,938,757	$3,412,252	$12,739,107	$409,533,884

Policy claims policy claims:
Life insurance	$6,372,000	$6,372,000	—	—	—
Accident and health	1,911,000	1,911,000	—	—	—

Total policy claims payable	$8,283,000	$8,283,000	$—	$—	$—

Note payable	$30,000,000	$6,000,000	$12,000,000	$12,000,000	$—

Convertible preferred stock	$5,901,000	$—	$—	$5,901,000	$—

Total contractual obligations	$489,639,000	$33,047,757	$16,402,252	$30,655,107	$409,533,884

The payments related to the future policy benefits and claim liabilities reflected in the table above have been projected utilizing assumptions based upon the Company’s historical experience and anticipated future experience.

Critical Accounting Policies

Our critical accounting policies are as follows:

Policy Liabilities

Future policy benefit reserves have been computed by the net level premium method with assumptions as to investment yields, dividends on participating business, mortality and withdrawals based upon our industry experience. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of policy liabilities and the increase in future policy benefit reserves. Management’s judgments and estimates for future policy benefit reserves provide for possible unfavorable deviation.

We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the years ended December 31, 2004, 2003 and 2002 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. The relative stability of these assumptions and management’s analysis is discussed below.

In Table II in Item 1, the ratio of lapses and surrenders to mean life insurance in force has varied between 4.9% and 8.2% over the past five years. The year 2003 was adversely impacted by the acquisition of FAIC. The 2002 ratio of 7.3% relates to surrenders caused by adverse economic conditions in several Latin American countries. In addition, the 2003 ratio of 8.2% includes FAIC surrenders and lapses of approximately $32.2 million of life insurance in force (approximately 1.2% of the total). In 2004, the ratio improved to 7.2%, the lowest amount since 2001. Improved persistency on CICA’s international business was the primary reason for the improvement.

Table IV in Item 1 above, illustrates that during the past five years the ratio of commissions, underwriting and operating expenses to insurance premiums has ranged from 42.2% to 47.7% and the ratio of commissions, underwriting and operating expenses, policy reserves increases, policyholder benefits and dividends to policyholders to insurance premiums has ranged from 114.7% to 119.2%. Table VIII also shows that the ratio of net investment income to mean amount of invested assets has varied from 4.5% to 6.8% from 2000 through 2004. The 2003 5.7% and 2004 4.5% represents the impact of the low interest environment and the liquidation of bonds to fund the acquisition of SPLIC. Additionally, the 4.5% is negatively impacted by the October acquisition of SPLIC. As set forth above in Management’s Discussion and Analysis of Financial Condition and Results of Operations, death benefits for the years ended December 31, 2004, 2003 and 2002 were $10,224,000, $6,399,000 and $6,600,000, respectively. The acquisition of SPLIC increased 2004 benefits by $3,688,000, while $712,000 of the 2002 increase in death benefits related to the acquisitions of CNLIC and $320,000 of the 2003 increase in death benefits related to the acquisitions of FAIC and MACLIC.

Deferred Policy Acquisition Costs

Acquisition costs, consisting of commissions and policy issuance, underwriting and agency expenses that relate to and vary with the production of new business, are deferred. These deferred policy acquisition costs are amortized primarily over the estimated premium paying period of the related policies in proportion to the ratio of the annual premium recognized to the total premium revenue anticipated, using the same assumptions as were used in computing liabilities for future policy benefits.

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

Inherent in the capitalization and amortization of deferred policy acquisition costs are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization. Over 85% of our capitalized deferred acquisition costs are attributed to first year excess commissions. The remaining 15% are attributed to costs that vary with and are directly related to the acquisition of new and renewal insurance business. Those costs generally include costs related to the production, underwriting and issuance of new business. Use of the factor method, as discussed above, limits the amount of unamortized deferred policy acquisition costs to its estimated realizable value provided actual experience is comparable to that contemplated in the factors and results in amortization amounts such that policies that lapse or surrender during the period are no longer included in the ending deferred policy acquisition cost balance.

A recoverability test that considers among other things, actual experience and projected future experience, is performed at least annually by third party actuarial consultants. These annual recoverability tests initially calculate the available premium (gross premium less benefit net premium less percent of premium expense) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then amortized over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Based upon the analysis performed to only capitalize expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing, management believes that our deferred policy acquisition costs and related amortization as of and for the years ended December 31, 2004, 2003 and 2002 limits the amount of deferred costs to its estimated realizable value.

Valuation of Investments in Fixed Maturity and Equity Securities

At December 31, 2004, investments in fixed maturity and equity securities were 94.1% and 0.2%, respectively, of total investments. Approximately 98.3% of our fixed maturities were classified as available-for-sale securities at December 31, 2004, with the remaining 1.7% classified as held-to-maturity securities based upon our intent and ability to hold these securities to maturity. All equity securities at December 31, 2004 are classified as available-for-sale securities. We have no fixed maturity or equity securities that are classified as trading securities at December 31, 2004.

Additionally, at December 31, 2004, 70.8% of our fixed maturity securities were invested in corporations backed by the implied full faith and credit of the U.S. government, U.S. Treasury securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage-backed securities. All of these securities are backed by or bear the implied full faith and credit of the U.S. government. We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. With the exception of SPLIC, virtually all subsidiaries’ investments are in corporate bonds that carry the implied full faith and credit of the U.S. government, Treasuries or agencies of the U.S. government. SPLIC has significant investments in corporate and municipality bonds. Based upon our emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. government sponsored corporation, U.S. Treasury securities and obligations of the U.S. government and agencies, including U.S. government guaranteed mortgage-backed securities and callable instruments issued by U.S. government agencies and our analysis whether declines in fair value below cost are temporary or other than temporary, management believes that our investments in fixed maturity and equity securities at December 31, 2004 are not impaired, and no “other than temporary losses” need to be recorded.

Gross unrealized losses on fixed maturities available-for-sale amounted to $3,857,000 as of December 2004 and $2,553,000 as of December 2003. Of this 2004 total gross unrealized loss, $2,018,000 have been in a continuous loss situation for more than 12 months and $1,839,000 have been in a continuous loss situation for less than 12 months.

The fixed maturities available-for-sale in a gross unrealized loss situation for more than 12 months are primarily investments in callable instruments issued by corporations backed by the implied full faith and credit of the U.S. government and U.S. government agencies. It is remote that unrealized losses on these instruments will result in realized losses, since the Company has the intent and believes it has the ability to hold these securities to the call date or maturity date.

These securities are being closely monitored by the Company to determine if the unrealized loss as of December 31, 2004 indicates that there is a loss which is other-than-temporary. As of December 31, 2004, the Company has determined that there is no need to establish a new cost basis for these securities.

The majority of the fixed maturities available-for-sale that have been in a continuous loss situation for less than 12 months are from investments owned by SPLIC. The losses are due to the coupon interest rate being less than the prevailing market interest rates at December 31, 2004. The Company has determined that there is no need to establish a new cost basis for these securities.

Gross unrealized losses on equity securities available-for-sale were $3,000 as of December 31, 2004 and were $3,200 as of December 31, 2003. The entire $3,000 at December 31, 2004 have been in a continuous loss situation for more than 12 months. As of December 31, 2004, the Company has determined that there is no need to establish a new cost basis for these securities. See also Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under the guidelines of SFAS No. 142, excess of cost over net assets acquired (goodwill) amounting to $12,402,000 and $12,939,000 and other intangible assets amounting to $2,331,000 and $3,086,000 as of December 31, 2004, and December 31, 2003, respectively, were determined to have an indefinite useful life and will no longer be amortized. Instead goodwill and other intangible assets will be subjected to annual impairment analyses under the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively.

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

In December 2003 the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” that was originally issued in January 2003. This interpretation as revised addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. This interpretation requires certain disclosures in financial statements issued after January 31, 2003. The Company adopted FASB Interpretation No. 46 as revised on December 31, 2003. FASB Interpretation 46 as revised did not have a material effect on the financial position, results of operations or liquidity of the Company.

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

In 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” nor does it address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” SFAS 123 as amended is effective for interim reporting periods beginning after June 30, 2005. The Company does not anticipate the revision of SFAS No. 123 will have a material effect on the financial position, results of operations or liquidity of the Company.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. This statement provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. The Company adopted this statement on January 1, 2004. The adoption of SOP 03-1 did not have a material effect on the financial position, results of operations or liquidity of the Company.

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

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised almost 99% of our investment portfolio as of December 31, 2004. These investments are mainly exposed to changes in treasury rates. Our fixed maturities investments include U.S. government bonds, securities issued by government agencies, and corporate bonds. Approximately 70.8% of the fixed maturities we owned at December 31, 2004 are instruments of private corporations carrying the implied full faith and credit backing of the U.S. government, or are backed by U.S. government agencies.

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

	Decreases in Interest Rates
	100 Basis	200 Basis	300 Basis
	Points	Points	Points
December 31, 2004	$28,368,000	$47,412,000	$69,321,000

December 31, 2003	$2,735,000	$6,730,000	$11,704,000

	Increases in Interest Rates
	100 Basis	200 Basis	300 Basis
	Points	Points	Points
December 31, 2004	$(20,298,000)	$(48,702,000)	$(74,613,000)

December 31, 2003	$(21,556,000)	$(39,467,000)	$(55,619,000)

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

There are no fixed maturities or other investments that we classify as trading instruments. At December 31, 2004 and 2003, we had no investments in derivative instruments.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was less than 1% of our total investments at December 31, 2004. Thus, we believe that significant decreases in the equity markets would have an immaterial impact on our total investment portfolio. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Index to Consolidated Financial Statements and
Financial Statement Schedules

Page
Reference
Report of independent registered public accounting firm	55

Consolidated statements of financial position at December 31, 2004 and 2003	56

Consolidated statements of operations – years ended December 31, 2004, 2003 and 2002	58

Consolidated statements of stockholders’ equity and comprehensive income – years ended December 31, 2004, 2003 and 2002	60

Consolidated statements of cash flows – years ended December 31, 2004, 2003 and 2002	62

Notes to consolidated financial statements	65

Schedules at December 31, 2004 and 2003:
Schedule II – Condensed Financial Information of Registrant	94
Schedules for each of the years in the three-year period ended December 31, 2004:
Schedule III – Supplementary Insurance Information	97
Schedule IV – Reinsurance	99

All other schedules have been omitted as the required information is inapplicable or the information required is presented in the financial statements or the notes thereto filed elsewhere herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the 24 months preceding the date of the audited financial statements included herein, we have not changed accountants, nor have we reported on Form 8-K any disagreements between our independent accountants and us.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure, among other things, that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to the other members of senior management and the Board of Directors.

Our Chief Executive Officer (CEO) and our President and Chief Financial Officer (CFO) are responsible for establishing and maintaining disclosure controls and procedures for the Company (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based upon our evaluation at the end of the period, the Chief Executive Officer and the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this annual report because of the material weakness discussed below.

(b) Management Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, and considering the material weakness discussed below, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2004.

A “material weakness” in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weakness relates to the inadequate and ineffective management oversight and review of the Company’s financial reporting process. Specifically, the Company did not revise its management oversight and review protocols to address changes in the qualifications of personnel performing financial reporting functions, and did not provide for effective cross-training of personnel performing financial reporting functions. As a result, numerous material errors were identified in the Company’s financial statement footnotes. These errors were corrected prior to issuance of the Company’s 2004 consolidated financial statements.

The aforementioned material weakness in internal control over financial reporting resulted in more than a remote likelihood that the Company’s financial statements could have been materially misstated.

The Company acquired Security Plan Life Insurance Company and its subsidiary Security Plan Fire Insurance Company (SPLIC) on October 1, 2004. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, SPLIC’s internal control over financial reporting associated with total assets of $298,396,000, representing 45.1% of the Company’s consolidated total assets, and total revenues of $12,346,000, representing 12.0% of the Company’s consolidated revenue, included in the consolidated financial statements of Citizens, Inc. and subsidiaries as of and for the year ended December 31, 2004.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. Their report is included in item 9A(d).

(c) Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December, 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

However, we are in the process of completing remediation efforts relating to the material weakness, which are set forth in detail below, which primarily include hiring additional personnel who will be competent to address U.S. GAAP relating to our operations, additional training for our accounting staff, particularly relating to U.S. GAAP, and enhanced management review procedures.

In order to address the findings of our internal control assessment, we are implementing the following improvements to our internal controls and procedures in the financial accounting area which we believe will improve our internal control over financial reporting in future periods:

•	Hiring a new Vice President, Financial Reporting and Tax, with significant experience in U.S. GAAP and SEC reporting who will be responsible for the preparation and supervision of the Company’s financial statements. This individual will report directly to the Chief Financial Officer. In addition, we plan on assuring that at least one other person is fully trained and experienced to step in and perform the duties of the Vice President, Financial Reporting and Tax if he should, for any reason, be unable to do so.

•	Hiring new personnel to work with the Vice President, Financial Reporting and Tax to develop additional expertise in U.S. GAAP and SEC reporting and to insure that adequate depth is developed in the Company’s financial reporting area.

•	Strengthening the process of workpaper review by senior members of management to ensure the completeness and accuracy of supporting workpapers and schedules, including formalized sign-off processes.

•	Additional training of accounting department personnel in U.S. GAAP and SEC reporting.

•	Adopt procedures to seek a more thorough and timely review process by senior management of the financial statement process.

We believe these efforts will address the material weakness identified by management during its assessment of internal control over financial reporting as of December 31, 2004.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Citizens, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting (Item 9A(b), that Citizens, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness identified in management’s assessment related to inadequate internal control over the Company’s financial reporting process, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2004: The Company’s policies and procedures did not provide for adequate and effective management oversight and review of the Company’s financial reporting process. Specifically, the Company did not revise its management oversight and review protocols to address changes in the qualifications of personnel performing financial reporting functions, and did not provide for effective cross-training of personnel performing financial reporting functions. As a result, numerous material errors were identified in the Company’s financial statement footnotes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statements of financial position of Citizens, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004, and the related financial statement schedules. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements and the financial statement schedules, and this report does not affect our report dated March 30, 2005, which expressed an unqualified opinion on those consolidated financial statements and the financial statement schedules.

In our opinion, management’s assessment that the Citizens, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Security Plan Life Insurance Company and its subsidiary Security Plan Fire Insurance Company (SPLIC) on October 1, 2004. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, SPLIC’s internal control over financial reporting associated with total assets of $298,396,000, representing 45.1% of the Company’s consolidated total assets, and total revenues of $12,346,000, representing 12.0% of the Company’s consolidated revenue, included in the consolidated financial statements of Citizens, Inc. and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of SPLIC.

/s/ KPMG LLP

Dallas, Texas
March 30, 2005

Item 9B. Other Information

None.

PART III

Items 10, 11, 12, 13 and 14 of this Report incorporate by reference the information in our definitive proxy material under the headings “Election of Directors,” “Executive Officers,” “Executive Officer and Director Compensation,” “Stock and Principal Stockholders,” “Control of the Company,” and “Principal Accounting Fees and Services” to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules

     (a) (1) and (2) Filings as Part of this Report

The financial statements and schedules listed on the following index to financial statements and financial statement schedules are filed under Item 8 as part of this Form 10-K.

     (b) (3) Exhibits – See the Exhibit Index

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Index to Consolidated Financial Statements and
Financial Statement Schedules

Page
Reference
Report of independent registered public accounting firm	55

Consolidated statements of financial position at December 31, 2004 and 2003	56

Consolidated statements of operations – years ended December 31, 2004, 2003 and 2002	58

Consolidated statements of stockholders’ equity and comprehensive income – years ended December 31, 2004, 2003 and 2002	60

Consolidated statements of cash flows – years ended December 31, 2004, 2003 and 2002	62

Notes to consolidated financial statements	65

Schedules at December 31, 2004 and 2003:
Schedule II – Condensed Financial Information of Registrant	94

Schedules for each of the years in the three-year period ended December 31, 2004:
Schedule III – Supplementary Insurance Information	97
Schedule IV – Reinsurance	99

All other schedules have been omitted because the required information is inapplicable or the information required is presented in the financial statements or the notes thereto filed elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Citizens, Inc.

We have audited the accompanying consolidated statements of financial position of Citizens, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules II to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citizens, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
March 30, 2005

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position

December 31, 2004 and 2003

	2004	2003
Assets
Investments:
Fixed maturities held-to-maturity, at amortized cost	$7,514,224	$11,699,899
Fixed maturities available-for-sale, at fair value	440,052,698	237,505,966
Equity securities available-for-sale, at fair value	1,063,917	1,142,352
Mortgage loans on real estate	349,611	547,469
Policy loans	24,316,468	21,873,634
Other long-term investments	2,505,025	2,418,812

Total investments	475,801,943	275,188,132

Cash and cash equivalents	31,720,787	15,016,254
Accrued investment income	6,113,474	3,341,483
Reinsurance recoverable	17,806,573	3,337,761
Deferred policy acquisition costs	56,335,361	49,730,572
Other intangible assets	2,331,069	3,086,165
Deferred federal income tax	—	1,887,048
Cost of customer relationships acquired	44,904,581	16,884,456
Excess of cost over net assets acquired	12,401,990	12,938,862
Property, plant and equipment	8,797,445	5,942,726
Other assets	4,998,339	2,739,838

Total assets	$661,211,562	$390,093,297

(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position, Continued
December 31, 2004 and 2003

	2004	2003
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefit reserves:
Life insurance	$413,106,928	$205,126,613
Annuities	16,913,432	15,309,266
Accident and health	13,604,150	13,128,579
Dividend accumulations	4,932,124	4,823,504
Premium deposits	7,938,529	6,509,089
Policy claims payable	8,282,508	5,648,288
Other policyholders’ funds	5,689,378	3,876,787

Total policy liabilities	470,467,049	254,422,126

Commissions payable	2,325,503	2,272,216
Federal income tax payable	1,307,249	613,123
Payable for securities in the process of settlement	7,052,398	3,750,000
Notes payable	30,000,000	—
Deferred Federal income tax	805,387	—
Liabilities for options and warrants	2,738,062	—
Other liabilities	5,483,564	2,009,110

Total liabilities	520,179,212	263,066,575

Cumulative convertible preferred stock – Series A-1 ($500 stated value, 50,000 shares authorized, 12,500 shares issued and outstanding in 2004)	5,901,271	—

Stockholders’ equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 40,364,332 shares issued in 2004 and 37,674,293 shares issued in 2003, including shares in treasury of 2,930,596 in 2004 and 2,738,874 in 2003	198,266,955	178,065,965
Class B, no par value, 2,000,000 shares authorized, 936,181 shares issued and outstanding in 2004 and 874,935 shares issued and outstanding in 2003	2,827,191	2,437,052
Retained deficit	(55,321,287)	(46,077,094)
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax	(749,199)	1,272,107

	145,023,660	135,698,030
Treasury stock, at cost	(9,892,581)	(8,671,308)

Total stockholders’ equity	135,131,079	127,026,722

	$661,211,562	$390,093,297

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenues:
Premiums:
Life insurance	$77,747,241	$60,858,687	$54,453,730
Accident and health	787,547	14,784,958	13,473,966
Casualty	1,113,189	—	—
Annuity and universal life considerations	3,519,523	2,383,768	283,185
Net investment income	17,004,672	14,322,275	14,251,907
Realized gains (losses)	389,028	1,883,105	477
Decrease in fair value of options and warrants	256,088	—	—
Other income	2,008,390	869,970	540,633

Total revenues	102,825,678	95,102,763	83,003,898

Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit reserves	18,627,335	7,904,091	6,051,671
Policyholders’dividends	4,141,674	3,666,260	3,477,381
Claims and surrenders	36,830,646	40,445,007	38,107,119
Annuity expenses	576,091	245,891	280,789

Total insurance benefits paid or provided	60,175,746	52,261,249	47,916,960
Commissions	21,273,661	18,227,851	16,339,205
Other underwriting, acquisition and insurance expenses	17,391,443	18,966,120	15,064,065
Capitalization of deferred policy acquisition costs	(17,240,670)	(16,557,855)	(14,422,757)
Amortization of deferred policy acquisition costs	8,438,447	11,806,640	10,039,403
Amortization of cost of customer relationships acquired, and other intangibles	4,136,375	7,110,436	2,527,996
Loss on coinsurance agreement	562,916	—	—

Total benefits and expenses	94,737,918	91,814,441	77,464,872

(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations, Continued

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Income before Federal income tax	$8,087,760	$3,288,322	$5,539,026
Federal income tax expense	356,021	162,057	1,284,809

Net income	$7,731,739	$3,126,265	$4,254,217

Basic and diluted earnings per share of common stock	$.18	$.08	$.12

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2004, 2003 and 2002

				Accumulated
			Retained	other
	Common stock		earnings	comprehensive	Treasury	Stockholders’
	Class A	Class B	(deficit)	income (loss)	stock	equity
Balance at December 31, 2001	$79,701,590	$910,482	$5,274,768	$727,519	$(3,892,561)	$82,721,798

Comprehensive income:
Net income	—	—	4,254,217	—	—	4,254,217
Unrealized investment gains, net	—	—	—	2,854,506	—	2,854,506

Comprehensive income	—	—	4,254,217	2,854,506	—	7,108,723
Acquisition of Combined	8,513,048	—	—	—	—	8,513,048
Acquisition of Lifeline	3,448,736	—	—	—	—	3,448,736
Stock dividend	37,461,725	959,907	(35,416,772)	—	(3,004,860)	—

Balance at December 31, 2002	$129,125,099	$1,870,389	$(25,887,787)	$3,582,025	$(6,897,421)	$101,792,305

Comprehensive income:
Net income	—	—	3,126,265	—	—	3,126,265
Unrealized investment losses, net	—	—	—	(2,309,918)	—	(2,309,918)

Comprehensive income	—	—	3,126,265	(2,309,918)	—	816,347
Acquisition of First Alliance	17,194,513	—	—	—	—	17,194,513
Acquisition of Mid-American	7,223,557	—	—	—	—	7,223,557
Stock dividend	24,522,796	566,663	(23,315,572)	—	(1,773,887)	—

Balance at December 31, 2003	$178,065,965	$2,437,052	$(46,077,094)	$1,272,107	$(8,671,308)	$127,026,722

Comprehensive income:
Net income	—	—	7,731,739	—	—	7,731,739
Unrealized investment gains, net	—	—	—	(2,021,306)	—	(2,021,306)

Comprehensive income	—	—	7,731,739	(2,021,306)	—	5,710,433
Beneficial conversion feature on preferred stock	3,073,204	—	—	—	—	3,073,204
Accretion of deferred issuance costs and discounts on preferred stock	—	—	(679,280)	—	—	(679,280)
Common stock dividend on preferred stock	249,233	—	(249,233)	—	—	—
Stock dividend	16,878,553	390,139	(16,047,419)	—	(1,221,273)	—

Balance at December 31, 2004	$198,266,955	$2,827,191	$(55,321,287)	$(749,199)	$(9,892,581)	$135,131,079

(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income, Continued

Years ended December 31, 2004, 2003 and 2002

A summary of the number of shares of common stock of Class A, Class B and treasury stock issued is as follows:

	Common stock		Treasury
	Class A	Class B	stock
Balance at December 31, 2002	31,862,650	817,696	(2,559,693)

Acquisition of First Alliance	2,560,994	—	—
Acquisition of Mid-American	774,229	—	—
Stock dividend	2,476,420	57,239	(179,181)

Balance at December 31, 2003	37,674,293	874,935	(2,738,874)

Stock dividend	2,690,039	61,246	(191,722)

Balance at December 31,2004	40,364,332	936,181	(2,930,596)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$7,731,739	$3,126,265	$4,254,217
Adjustments to reconcile net income to net cash provided by operating activities, net of assets acquired:
Realized gains on sale of investments and other assets	(389,028)	(1,883,105)	(477)
Net deferred policy acquisition costs	(8,802,223)	(4,751,215)	(4,383,354)
Amortization of cost of customer relationships acquired, and other intangibles	4,136,375	7,110,436	2,527,996
Loss on coinsurance agreements	562,916	—	—
Decrease in fair value of options and warrants	(256,088)
Depreciation	877,596	688,913	795,679
Deferred Federal income tax	(1,117,448)	(87,812)	792,216
Change in:
Accrued investment income	(129,788)	(714,297)	(215,908)
Reinsurance recoverable	(10,380,750)	195,380	387,095
Future policy benefit reserves	17,615,120	9,150,762	5,645,152
Other policy liabilities	795,358	2,580,571	729,970
Federal income tax	344,125	316,511	(160,081)
Commissions payable and other liabilities	(778,338)	(928,766)	16,392
Other, net	(740,800)	(1,173,405)	207,228

Net cash provided by operating activities	9,468,766	13,630,238	10,596,125

Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	42,823,651	11,826,358	2,239,875
Maturity of fixed maturities, available-for-sale	89,615,042	150,447,345	91,956,779
Purchase of fixed maturities, available-for-sale	(82,634,306)	(183,619,375)	(95,427,418)
Sale of equity securities, available-for-sale	62,500	838,416	652,905
Purchase of equity securities, available-for-sale	—	(1,671)	—
Principal payments on mortgage loans	272,003	210,365	490,463
Mortgage loans funded	(193,944)	(138,750)	—
Sale of other long-term investments and property, plant and equipment	490,484	229,660	113,298

(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash and cash equivalents provided by mergers and acquisitions	$—	$4,600,511	$2,882,353
(Increase) decrease in policy loans, net	1,228,264	(987,213)	(599,576)
Purchase of other long-term investments and property, plant and equipment	(3,485,049)	(1,231,432)	(486,854)
Cash paid for acquisition, net	(82,232,223)	—	—

Net cash provided by (used in) investing activities	(34,053,578)	(17,825,786)	1,821,825

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	$12,500,000	—	—
Payment of convertible preferred stock issuance costs	(1,210,655)	—	—
Proceeds from note payable	30,000,000	—	—

Net cash provided by financing activities	41,289,345	—	—

Net increase (decrease) in cash and cash equivalents	16,704,533	(4,195,548)	12,417,950

Cash and cash equivalents at beginning of year	15,016,254	19,211,802	6,793,852

Cash and cash equivalents at end of year	$31,720,787	$15,016,254	$19,211,802

Supplemental:

	2004	2003	2002
Cash paid (recovered) during the year for:
Interest	$—	$—	$—

Income taxes	$779,343	$(51,370)	$665,139

Supplemental disclosures of non-cash investing and financing activities:

In the first quarter of 2003, the Company issued 2,560,994 Class A common shares in connection with the acquisition of FAIC. In the third quarter of 2003, the Company issued 774,229 Class A common shares in connection with the acquisition of Mid-American. In the first quarter of 2002, the Company issued 752,701 Class A common shares in connection with the acquisition of Combined Underwriters Life Insurance Company (now CNLIC) and issued 304,928 Class A common shares in connection with the acquisition of all the capital stock of Lifeline Underwriters Life Insurance Company (now part of CNLIC). On October 1, 2004, Citizens Insurance Company of America acquired 100% of the outstanding stock of Security Plan Life Insurance Company (SPLIC) and paid $85 million in cash plus acquisition costs of $1,012,790 of related expenses — see Note 9. In conjunction with the acquisitions, cash and cash equivalents were provided by acquisitions as follows:

Consolidated Statements of Cash Flows (Continued)

	2004	2003	2002
Fair value of capital stock issued	—	$24,418,070	$11,961,784
Fair value of tangible assets acquired excluding cash and cash equivalents	(259,141,988)	(28,583,673)	(14,883,146)
Fair value of intangible assets acquired	(34,012,464)	(16,027,217)	(13,234,978)
Liabilities assumed	207,141,662	24,793,331	19,038,693

Cash and cash equivalents provided by mergers and acquisitions	$(86,012,790)	$4,600,511	$2,882,353

Issuance of 2,560,994 Class A shares		$17,194,513

Issuance of 774,229 Class A shares		$7,223,557

Issuance of 1,057,629 Class A shares			$11,961,784

On March 9, 2004, the Company entered into coinsurance agreements, effective January 1, 2004, ceding the majority of its accident and health premiums and corresponding benefits and claims. Due to this cession, the Company ceded its January 1, 2004, deferred policy acquisition costs and cost of customer relationships acquired and increased reinsurance recoverable and funds withheld under coinsurance agreements by $2,197,434, $2,886,060, $14,960,408 and $10,439,830, respectively, resulting in a loss of $634,461 and a deferred gain of $71,545. The deferred gain was fully amortized to earnings in 2004.

On July 12, 2004, the Company completed a private placement of $12.5 million of Series A-1 Senior Convertible Preferred Stock to four unaffiliated institutional investors. The Company initially recognized deferred issuance costs of $1,210,655, discounts on beneficial conversion features of $3,073,204 and discounts on fair value of options and warrants of $2,994,150, respectively. The Company has subsequently recognized accretion of those deferrals and discounts amounting to $679,280. These discounts and deferrals have decreased the carrying amount of the Convertible Preferred Stock in the statement of financial position.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business

The consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977 and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Citizens USA Life Insurance Company (CUSA), Citizens National Life Insurance Company (CNLIC), First Alliance Insurance Company (FAIC), KYWIDE Insurance Management, Inc. (KYWIDE), Mid-American Alliance Corporation (Mid-American), Mid American Century Life Insurance Company (MACLIC), Security Alliance Insurance Company (SAIC), Security Plan Life Insurance Company (SPLIC), Security Plan Fire Insurance Company, (SPFIC), Mid-American Associates, Agency, Inc. (MAAAI), Mid-American Alliance Insurance Agency, Inc. (MAAIA) and Industrial Benefits, Inc. (IBI). Citizens and its consolidated subsidiaries are collectively referred to as “the Company.”

During 2004, Citizens acquired SPLIC and its subsidiary, SPFIC. In addition, First Alliance Corporation and Alliance Insurance Management, a dormant subsidiary, were dissolved, and Combined Underwriters Life Insurance Company was renamed CNLIC.

Citizens provides life and health insurance policies through six of its subsidiaries - CICA, CUSA, CNLIC, FAIC, SPLIC and SAIC. CICA issues ordinary whole-life policies international and domestically, and burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies, throughout the southern United States. CUSA sells life insurance business in four states and administers an in-force block of life insurance. CNLIC markets life and accident and health insurance business throughout the southern United States. Effective January 1, 2004, CNLIC entered into a coinsurance agreement with Texas International Life Insurance Company (TILIC), whereby CNLIC coinsured 100% of its accident and health insurance business with TILIC. Effective December 31, 2004, CNLIC entered into an administrative services agreement with TILIC whereby TILIC assumed all administration duties and responsibilities of and for the accident and health insurance business of CNLIC. FAIC offers life and annuity business primarily in Kentucky, MACLIC markets life and annuity business throughout Missouri and SAIC is a dormant life insurer. SPLIC offers home service life insurance in Louisiana and Mississippi, and SPFIC, a wholly owned subsidiary of SPLIC, writes a limited amount of casualty insurance in Louisiana.

III provides aviation transportation to the Company. CTI provides data processing systems and services as well as furniture and equipment to the Company. FHA is a funeral home operator. KYWIDE, MAAAI and MAAIA are insurance agencies. In

Notes to Consolidated Financial Statements

2004, the Company entered into a contract to sell MAAIA. It is expected to close in April 2005. IBI is inactive and has minimal assets and liabilities.

(b)	Basis of Presentation

The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant intercompany accounts and transactions have been eliminated.

(c)	Investments, Other than Affiliates

Fixed maturities consist primarily of bonds. Fixed maturities, which the Company has the ability and intent to hold to maturity, are carried at amortized cost. Fixed maturities, which may be sold prior to maturity to support the Company’s investment strategies, are considered held as available-for-sale and carried at fair value as of the balance sheet date. Equity securities (including non-redeemable preferred stock) are considered available-for-sale and are reported at fair value.

Unrealized appreciation (depreciation) of equity securities and fixed maturities held as available-for-sale is shown as a separate component of stockholders’ equity, net of tax, and is a separate component of comprehensive income.

Mortgage loans on real estate and policy loans are reported at unpaid principal balances less an allowance for uncollectible amounts. Mortgage loans have an allowance for uncollectible amounts of $50,000 at December 31, 2004 and 2003 which was estimated by the Company based upon historical amounts that proved uncollectible.

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

The Company had assets with a fair value of $30,564,326 and $30,409,236 at December 31, 2004 and 2003, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.

Notes to Consolidated Financial Statements

(d)	Premium Revenue and Related Expenses

Premiums on life and accident and health policies are reported as earned when due or, for short duration contracts, over the contract period on a pro rata basis. Benefits and expenses are associated with earned premiums so as to result in recognition of profits over the estimated life of the contracts. This matching is accomplished by means of provisions for future benefits and the capitalization and amortization of deferred policy acquisition costs.

Annuities are accounted for in a manner consistent with accounting for interest bearing financial instruments. Premium receipts are not reported as revenues but rather as deposit liabilities to annuity contracts. The annuity products issued do not include fees or other such charges.

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

The value of customer relationships acquired in the Company’s various acquisitions, which is included in cost of customer relationships acquired in the accompanying consolidated financial statements, was determined based on the present value of future profits discounted at a risk rate of return. The cost of customer relationships acquired is being amortized over the anticipated premium paying period of the related policies.

Deferred policy acquisition costs on universal life contracts are capitalized and amortized over the life of the contract at a constant rate based on the present value of the estimated gross profit amounts expected to be earned over the life of the universal life contracts.

(f)	Policy Liabilities and Accruals

Future policy benefit reserves have been computed by the net level premium method with assumptions as to investment yields, dividends on participating business, mortality and withdrawals based upon the Company’s and industry experience, which provide for possible unfavorable deviation.

Notes to Consolidated Financial Statements

Annuity benefits are carried at accumulated contract values based on consideration paid by participants, annuity rates of return ranging from 3.0% to 7.0% (primarily at 4.0% to 5.5%) and annuity withdrawals.

Premium deposits accrue interest at rates ranging from 3.5% to 8.25% per annum. Cost of insurance is included in premium when collected and interest is credited annually to the deposit account.

Policy and contract claims are based on case-basis estimates for reported claims, and on estimates, based on experience, for incurred but unreported claims and loss expenses.

Premiums collected on universal life contracts are not reported as revenues in the statement of operations but are included in the liability for policy benefits for universal life contracts based on policyholders’ account balances. Revenues from universal life contracts are amounts assessed the policyholder for mortality and expenses and are reported when assessed based upon one-year service periods. Amounts assessed for services to be provided in future periods are reported as unearned revenue and are recognized in income over the benefit period.

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

(g)	Excess of Cost Over Net Assets Acquired and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under the guidelines of SFAS No. 142, excess of cost over net assets acquired (goodwill) and other intangible assets determined to have an indefinite useful life will no longer be amortized. Instead goodwill and other intangible assets with indefinite lives are subjected to annual impairment analyses under SFAS No. 142 while intangibles with definitive lives are amortized over the life of the asset. The Company performed assessments of whether there was an indication that goodwill and intangible assets were impaired on December 31, 2003 and concluded there was no goodwill or intangible impairment as of those dates. The Company’s 2004 assessment determined that intangible assets totaling $668,000 were impaired, and amortized the entire amount in 2004.

The Company continually monitors long-lived assets and certain intangible assets, such as excess of cost over net assets acquired, cost of customer relationships acquired and other intangible assets, for impairment. An impairment loss is recorded in the period in which the carrying value of the assets exceeds the fair value of expected future cash flows. Any amounts deemed to be impaired are charged, in the period in which such impairment was determined, as an expense against earnings, no such loss was recorded in 2004, 2003 or 2002.

(h)	Participating Policies

Notes to Consolidated Financial Statements

At December 31, 2004 and 2003, participating business approximated 45% and 48%, respectively, of life insurance in force.

Policyholder dividends are determined based on the discretion of the Company’s Board of Directors. The Company utilizes contractual life insurance dividend scales as shown in published dividend illustrations at the date the insurance contracts are issued (unrelated to the Company’s net income) in determining policyholder dividends. Policyholder dividends are accrued over the premium paying periods of the insurance contracts.

(i)	Earnings Per Share

Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the year ended December 31, 2004, were 38,333,404, compared to 37,121,922 for 2003 and 34,187,672 for 2002. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from 7% stock dividends paid in 2004 and 2003, and a 15% common stock dividend paid in 2002. The 2004 stock dividend resulted in the issuance of 2,690,039 Class A shares (including 191,722 treasury shares) and 61,246 Class B shares. The 2003 stock dividend resulted in the issuance of 2,476,420 Class A shares (including 179,181 shares in treasury) and 57,239 Class B shares. In addition, 2,560,994 Class A shares were issued in February 2003 in conjunction with the acquisition of First Alliance and 774,229 Class A shares were issued in November 2003 for the acquisition of Mid-American.

On March 4, 2004, at a special meeting of the Company’s shareholders, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of its Class A and Class B common stock from 50,000,000 to 100,000,000 and from 1,000,000 to 2,000,000, respectively. In addition, a class of 25,000,000 shares of preferred stock was authorized to be available for future issuance in series with terms and preferences designated by the Company’s Board of Directors. As discussed in Note 8, the Company completed a private placement of $12.5 million of Series A-1 Convertible Preferred Stock in July 2004. In addition, on September 30, 2004, the Company declared its initial 4% dividend to the Series A-1 Convertible Preferred Stock shareholders. On December 31, 2004, the Company paid the second quarterly dividend, consisting of 20,948 shares of its Class A common Stock valued at $133,439. The Company paid the initial dividend in early October 2004 by issuing 19,396 shares of its Class A common stock valued at $115,794.

The following table sets forth the computation of basic and dilutive earnings per share:

Notes to Consolidated Financial Statements

	Year ended
	December 31
	2004	2003	2002
Basic and diluted income per share:
Numerator:
Net income	$7,731,739	$3,126,265	$4,254,217
Less: Preferred stock dividend	(249,233)	—	—
Accretion of deferred issuance costs and discounts on preferred stock	(679,280)	—	—

Net income to common stockholders	$6,803,226	$3,126,265	4,254,217

Denominator:
Weighted average shares outstanding	38,333,404	37,121,922	34,187,672

Basic and diluted income per share	$0.18	$0.08	$0.12

The effects of Series A-1 Convertible Preferred Stock and warrants are antidilutive for both periods; therefore, diluted loss per share is reported the same as basic loss per share. The Series A-1 Convertible Preferred Stock is antidilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the year ended December 31, 2004 per common stock obtainable on conversion exceeds basic income per share. The warrants are antidilutive because the exercise price is in excess of the average Class A common stock market price for the twelve months ended December 31, 2004.

The Series A-1 Convertible Preferred Stock is convertible at the option of the holders at any time into Class A common shares at a conversion price of $6.77 per share, and are mandatorily redeemable in five years. Conversion can be exercised into an aggregate of 1,846,381 Class A common shares. The Company may, if certain conditions have been met, redeem the Series A-1 Convertible Preferred Stock into shares of its Class A common shares at a minimum price of $6.54 per share. This redemption would result in the issuance of 1,911,315 Class A common shares. The exercise prices have been adjusted for the stock dividend paid December 31, 2004.

On July 12, 2004, the Company also issued to the purchasers of Series A-1 Convertible Preferred Stock unit warrants entitling the investors to purchase from the Company for a period of approximately 12 months up to $5 million of Series A-2 Convertible Preferred Stock. If issued, the Series A-2 Convertible Preferred Stock would be convertible into Class A common shares at a conversion price calculated as 110% of the average market closing price of the Class A common stock for the 30 trading days prior to the date of issuance of the Series A-2 Convertible Preferred Stock, but not less than $6.54 or greater than $10.75 per share. Using the floor price of $6.54 per share and the ceiling price of $10.75 per share, the holders at conversion could acquire an aggregate of between 465,116 and 764,526 shares of the Company’s Class A common stock if the Series A-2 Convertible Preferred Stock were issued. If issued, the Series A-2 Convertible Preferred Stock’s redemption period would expire on July 12, 2009. The exercise prices have been adjusted for the stock dividend paid December 31, 2004.

Notes to Consolidated Financial Statements

Series A-1 Convertible Preferred Stock warrants can be exercised by the investors and finder to purchase an aggregate of 508,028 shares and 92,369 shares of Class A common stock, respectively, at an exercise price of $7.44 per share. These warrants expire on July 12, 2009. Series A-2 Convertible Preferred Stock warrants could be exercised to purchase an aggregate of between approximately 200,000 to 205,000 shares of Class A common stock if the Series A-2 Convertible Preferred Stock is issued. These warrants, if issued, would expire on July 12, 2009. The exercise prices have been adjusted for the stock dividend paid December 31, 2004.

(j)	Income Taxes

For the year ended December 31, 2004, the Company filed ten separate tax returns as follows: 1) Citizens, Inc., CICA, CUSA and all its direct non-life subsidiaries, 2) KYWIDE, 3) CNLIC, 4) FAIC, 5) MACLIC, 6) SAIC, and its direct non-life subsidiaries, 7) MAAIA, 8) MAAAI, and 9) SPLIC and 10) SPFIC.

For the year ended December 31, 2003, the Company filed nine separate tax returns as follows: 1) Citizens, Inc., CICA, CUSA and all its direct non-life subsidiaries, 2) Excalibur, 3) Combined, 4) Lifeline, 5) FAIC, 6) MACLIC, 7) SAIC, and its direct non-life subsidiaries, 8) FAC and its direct non-life subsidiaries and 9) Mid-American and all direct non-life subsidiaries.

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

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under the guidelines of SFAS No. 142, excess of cost over net assets acquired (goodwill) amounting to $12,401,990 and $12,938,862 and other intangible assets amounting to $2,331,069 and $3,086,165 as of December 31, 2004, and December 31, 2003, respectively, were determined to have an indefinite useful life and will no longer be amortized. Instead goodwill and other intangible assets will be subjected to annual impairment analyses under the provisions of SFAS No. 142.

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 superseded and amended SFAS No. 121 and relevant portions of SFAS No. 30. SFAS No. 144 was adopted on January 1, 2002. SFAS No. 144 did not have a

Notes to Consolidated Financial Statements

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

In December 2003 the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” that was originally issued in January 2003. This interpretation as revised addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. This interpretation requires certain

Notes to Consolidated Financial Statements

disclosures in financial statements issued after January 31, 2003. The Company adopted FASB Interpretation No. 46 as revised on December 31, 2003. FASB Interpretation 46 as revised did not have a material effect on the financial position, results of operations or liquidity of the Company.

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

In 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” nor does it address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” SFAS 123 as amended is effective for interim reporting periods beginning after June 30, 2005. The Company does not anticipate the revision of SFAS No. 123 will have a material effect on the financial position, results of operations or liquidity of the Company.

Notes to Consolidated Financial Statements

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. This statement provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. The Company adopted this statement on January 1, 2004. The adoption of SOP 03-1 did not have a material effect on the financial position, results of operations or liquidity of the Company.

(l)	Cash Equivalents

The Company considers as cash equivalents all securities whose duration does not exceed 90 days at the date of acquisition.

(m)	Depreciation

Depreciation is calculated on a straight-line basis using estimated useful lives ranging from 3 to 10 years. Building improvements are depreciated over the estimated life of 30 years.

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

Certain reclassifications have been made to the 2003 and 2002 amounts to conform to the 2004 presentation.

(2)	Investments

The cost, gross unrealized gains and losses and fair value of investments of fixed maturities and equity securities available-for-sale, as of December 31, 2004 and 2003, are as follows:

Notes to Consolidated Financial Statements

	December 31, 2004
		Gross	Gross
		unrealized	unrealized	Fair
	Cost	gains	(losses)	value
Fixed maturities held-to-maturity:
US Treasury securities	$7,514,224	$1,312,726	$—	$8,826,950

Fixed maturities available-for-sale:
US Treasury securities and obligations of U.S. government corporations and agencies	16,693,290	300,262	(54,666)	16,938,886
Public utilities	3,265,725	45,440	(10,283)	3,300,882
Debt securities issued by States of the United States and political subdivisions of the States	31,921,003	287,562	(62,684)	32,145,881
Corporate debt securities	124,753,714	903,773	(400,670)	125,256,817
Securities not due at a single maturity date	264,894,605	843,885	(3,328,258)	262,410,232

Total fixed maturities available-for-sale	$441,528,337	$2,380,922	$(3,856,561)	$440,052,698

Total equity securities available-for-sale	$723,428	$343,579	$(3,090)	$1,063,917

	December 31, 2003
		Gross	Gross
		unrealized	unrealized	Fair
	Cost	gains	(losses)	value
Fixed maturities held-to-maturity:
US Treasury securities	$11,699,899	$1,778,871	$—	$13,478,770

Fixed maturities available-for-sale:
US Treasury securities and obligations of U.S. government corporations and agencies	15,856,886	1,537,195	—	17,394,081
Public utilities	657,335	9,922	—	667,257
Debt securities issued by States of the United States and political subdivisions of the States	671,410	49,203	—	720,613
Corporate debt securities	11,320,691	779,329	(67,329)	12,032,691
Securities not due at a single maturity date	207,428,536	1,748,787	(2,485,999)	206,691,324

Total fixed maturities available-for-sale	$235,934,858	$4,124,436	$(2,553,328)	$237,505,966

Total equity securities available-for-sale	$786,026	$359,575	$(3,249)	$1,142,352

For investments of fixed maturities and equity securities available-for-sale that have unrealized losses as of December 31, 2004, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows:

Notes to Consolidated Financial Statements

	Unrealized (losses) more than and less than 12 months
	December 31, 2004
		Gross	Gross
		unrealized	unrealized
		(losses) less	(losses) more
		than 12	than 12	Fair
	Cost	months	months	value
Fixed maturities held-to-maturity	$—	$—	$—	$—

Fixed maturities available-for-sale:
US Treasury securities and obligations of U.S. government corporations and agencies	5,883,965	(54,665)	—	5,829,300
Public utilities	100,000	—	(2,488)	97,512
Public utilities	1,049,345	(7,794)		1,041,551
Debt securities issued by States of the United States and political subdivisions of the States	14,098,769	(62,685)	—	14,036,084
Corporate debt securities	230,303	—	(2,533)	227,770
Corporate debt securities	68,697,712	(398,139)	—	68,299,573
Securities not due at a single maturity date	81,402,300	—	(2,012,884)	79,389,416
Securities not due at a single maturity date	82,597,505	(1,315,373)	—	81,282,132

Total fixed maturities available-for-sale	$254,059,899	$(1,838,656)	$(2,017,905)	$250,203,338

Equity securities available-for-sale	$29,408	$—	$(3,090)	$26,318

The fixed maturities available-for-sale in a gross unrealized loss situation for more than 12 months are primarily investments in callable instruments issued by U.S. government agencies. It is remote that unrealized losses on these instruments will result in realized losses, because the Company has the intent and believes it has the ability to hold these securities to the call date or maturity date. These securities are being closely monitored by the Company to determine if the unrealized loss as of December 31, 2004 indicates that there is a loss which is other-than-temporary. As of December 31, 2004, the Company has determined that there is no need to establish a new cost basis for these securities.

The majority of the fixed maturities available-for-sale that have been in a continuous loss situation for less than 12 months are from investments owned by SPLIC. The losses are due to the coupon interest rate being less than the prevailing market interest rates at December 31, 2004. The Company has determined that there is no need to establish a new cost basis for these securities since a loss has not occurred.

Notes to Consolidated Financial Statements

Gross unrealized losses on equity securities available-for-sale were $3,090 as of December 31, 2004. The entire $3,090 at December 31, 2004 have been in a continuous loss situation for more than 12 months. As of December 31, 2004, the Company has determined that there is no need to establish a new cost basis for these securities.

The amortized cost and fair value of fixed maturities at December 31, 2004 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed maturities held-to-maturity

	Amortized
	cost	Fair value
Due after ten years	$7,514,224	$8,826,950

Fixed maturities available-for-sale

	Amortized
	cost	Fair value
Due in one year or less	$5,308,811	$5,298,047
Due after one year through five years	55,929,301	55,788,865
Due after five years through ten years	31,258,615	31,359,167
Due after ten years	84,137,005	85,196,387

	176,633,732	177,642,466
Securities not due at a single maturity date	264,894,605	262,410,232

Totals	$441,528,337	$440,052,698

The securities not due at a single maturity date are obligations of the U.S. government corporations and agencies.

The Company had no investments in any one entity that exceeded 10% of stockholders’ equity at December 31, 2004 other than investments guaranteed by the U.S. government.

The Company’s investment in mortgage loans is concentrated 68% in Texas, 19% in Colorado and 13% in Louisiana as of December 31, 2004.

Notes to Consolidated Financial Statements

Major categories of net investment income are summarized as follows:

	Year ended December 31,
	2004	2003	2002
Investment income on:
Fixed maturities	$15,442,537	$12,713,559	$12,204,716
Equity securities	35,770	34,582	53,422
Mortgage loans on real estate	36,510	50,215	64,962
Policy loans	1,392,498	1,541,237	1,582,200
Long-term investments	1,303,747	916,346	865,027
Other	292,680	122,365	568,988

	18,503,742	15,378,304	15,339,315
Investment expenses	(1,499,070)	(1,056,029)	(1,087,408)

Net investment income	$17,004,672	$14,322,275	$14,251,907

Proceeds and gross realized gains (losses) from sales and maturities of fixed maturities available-for-sale, and fixed maturities held to maturity for 2004, 2003 and 2002 are summarized as follows:

	Year ended December 31,
	2004	2003	2002
Proceeds	$132,438,693	$162,273,703	$94,196,654

Gross realized gains	$1,714,888	$1,543,954	$274,078

Gross realized (losses)	$(1,350,862)	$(311,801)	$(323,367)

Proceeds and gross realized gains (losses) from sales of equity securities available-for-sale for 2004, 2003 and 2002 are summarized as follows:

	Year ended December 31,
	2004	2003	2002
Proceeds	$62,500	$838,416	$652,905

Gross realized gains	$—	$18,344	$36,295

Gross realized (losses)	$(98)	$(676)	$(14,272)

Realized gains (losses) are as follows:

	Year ended December 31,
	2004	2003	2002
Realized gains (losses):
Fixed maturities & held to maturity	$364,026	$1,232,153	$(49,289)
Equity securities	(98)	17,668	22,023
Loss from early extinguishment of a liability	—	563,055	—
Gain from the sale of property, plant and equipment	45,064	70,229	27,743
Loss on sale of other assets	(19,964)	—	—

Net realized gains	$389,028	$1,883,105	$477

As a result of the coinsurance agreement discussed in note 5, a subsidiary sold held to maturity securities to enable the subsidiary to settle its obligations under the coinsurance agreement.

Notes to Consolidated Financial Statements

(3)	Cost of Customer Relationships Acquired and Excess of Cost Over Net Assets Acquired

Cost of customer relationships acquired is summarized as follows:

	Year ended December 31,
	2004	2003	2002
Balance at beginning of period	$16,884,456	$14,191,172	$5,150,351
Increase (decrease) related to:
Acquisitions	33,942,464	8,835,099	11,568,817
Amortization (1)	(5,922,339)	(6,141,815)	(2,527,996)

Balance at end of period	$44,904,581	$16,884,456	$14,191,172

(1)	See note 5 below regarding the coinsurance agreements entered into effective January 1, 2004.

Estimated amortization of cost of customer relationships acquired in each of the next five years is as follows. Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

Year	Amount
2005	4,656,593
2006	4,109,863
2007	4,095,415
2008	3,462,857
2009	3,437,265
Thereafter	25,142,588

Excess of cost over net assets acquired is summarized as follows:

	Year ended December 31,
		Accumulated
	Gross	amortization	Net
Balance at December 31, 2001	$11,835,543	$(5,068,299)	$6,767,244
Acquisition	1,016,161	—	1,016,161

Balance at December 31, 2002	$12,851,704	$(5,068,299)	$7,783,405

Acquisition	5,155,457	—	5,155,457

Balance at December 31, 2003	$18,007,161	$(5,068,299)	$12,938,862

Adjustment of purchase accounting on acquisition	(536,872)	—	(536,872)

Balance at December 31, 2004	$17,470,289	$(5,068,299)	$12,401,990

Notes to Consolidated Financial Statements

(4)	Policy Liabilities

Various assumptions used to determine the future policy benefit reserves include the following: a) valuation interest rates from 4 to 9%, b) mortality assumptions are from the 1955 to 1960, 1965 to 1970, and 1975 to 1980 Select and Ultimate mortality tables and c) withdrawals are based primarily on actual historical termination rates.

The following table presents information on changes in the liability for life and accident and health policy and contract claims for the years ended December 31, 2004, 2003, and 2002.

	2004	2003	2002
Policies and contract claims payable at January 1	$5,648,288	4,794,096	2,982,469
Less: reinsurance recoverable	1,143,562	266,841	136,898

Net balance at January 1	4,504,726	4,527,255	2,845,571

Acquisitions of Combined, Lifeline, First Alliance, Mid-American and Security Plan	3,714,520	21,339	2,301,867
Less: reinsurance recoverable	—	—	229,938

Net acquired balance	3,714,520	21,339	2,071,929
Add: claims incurred, related to:
Current year	6,415,703	16,378,033	16,149,215
Prior years	(1,832,821)	(489,130)	(683,020)

	4,582,882	15,888,903	15,466,195

Deduct: claims paid, related to:
Current year	5,184,946	12,671,422	11,797,910
Prior years	2,048,393	3,261,349	4,058,530

	7,233,339	15,932,771	15,856,440

Net balance December 31	5,568,789	4,504,726	4,527,255
Plus: reinsurance recoverable	2,713,719	1,143,562	266,841

Policy and contracts payable, December 31	$8,282,508	$5,648,288	$4,794,096

The development of prior year claim reserves reflects claims settling at amounts less than actuarial estimates. These settlements, predominantly on accident and health policies, can vary significantly from the actuarially computed expected experience, particularly on a “closed block” of business, where policies may lapse resulting in a lower incurred claim amount than would otherwise be expected.

(5)	Reinsurance

In the normal course of business, the Company reinsures portions of certain policies that it underwrites to limit disproportionate risks. During 2004 and 2003, the Company retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life. Our health insurance policies are substantially all reinsured on a 100% coinsurance basis. The Company remains contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

Notes to Consolidated Financial Statements

Assumed and ceded reinsurance activity as of December 31, 2004 and 2003 is summarized as follows:

	2004	2003
Aggregate assumed life insurance in force	$488,312,000	$485,038,000

Aggregate ceded life insurance in force	$(265,001,000)	$(301,366,000)

Net life insurance in force	$4,224,667,000	$3,104,205,000

Premiums and claims and surrenders assumed and ceded for the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Premiums assumed	$636,361	$463,629	$420,321

Premiums ceded	$(15,388,824)	$(1,793,912)	$(2,212,715)

Claims and surrenders assumed	$626,592	$457,899	$409,798

Claims and surrenders ceded	$(12,217,456)	$(1,809,188)	$(1,987,816)

Amounts paid or deemed to have been paid for reinsurance contracts are recorded as reinsurance receivables. The cost of reinsurance related to long duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

On March 9, 2004, the Company entered into coinsurance agreements, effective January 1, 2004, and ceded approximately $15 million of its annual accident and health premium and corresponding benefits and claims. In consideration for these cessions, the Company made a closing settlement payment of $10,439,830 to the reinsurer in June 2004. Due to this cession, the Company reduced its January 1, 2004 deferred policy acquisition costs, cost of customer relationships acquired and policy benefit reserve of $2,197,434, $2,886,060 and $14,960,408, respectively, and recorded an amount payable to the reinsurer of $10,439,830, resulting in a loss of $562,916. The coinsurance agreement provides that this ceded business will revert to the reinsurer when a parallel assumption reinsurance agreement is approved by the various state insurance departments holding jurisdiction. No approvals had been obtained at December 31, 2004. The Company also participates in future profits on the accident and health business subject to the coinsurance agreements over a 10-year period.

(6)	Stockholders’ Equity and Restrictions

The two classes of common stock of the Company are equal in all respects, except (a) each Class A share receives twice the cash dividends paid on a per share basis to the Class B common stock; and (b) the Class B common stock elects a simple majority of the Board of Directors of Citizens and the Class A common stock elects the remaining directors.

Generally, the net assets of the insurance subsidiaries available for transfer to the Company are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Payments of dividends in excess of such amounts would generally require approval by the regulatory authorities. Based upon statutory net gain from operations and surplus of the individual insurance companies as of and for the year ended

Notes to Consolidated Financial Statements

December 31, 2004 approximately $15,405,554 of dividends could be paid to the Company without prior regulatory approval in 2005.

CICA, CUSA, CNLIC, FAIC, MACLIC and SAIC and SPLIC have calculated their risk based capital (RBC) in accordance with the National Association of Insurance Commissioners’ Model Rule and the RBC rules as adopted by their respective state of domicile. The RBC as calculated for CICA, CUSA, CNLIC, FAIC, MACLIC, SAIC and SPLIC as of December 31, 2004 exceeded levels requiring company or regulatory action.

(7)	Revolving Line of Credit and Term Loan

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

On October 1, 2004, the Company entered into a Second Amendment to the Loan Agreement that converted into a term loan a $30 million advance against the line of credit made for the purpose of acquiring SPLIC. Under the term loan, the Company is required to repay the principal portion of the loan in ten semi-annual installments of $3,000,000 beginning on May 1, 2005, with the final installment of principal and any accrued and unpaid interest on November 1, 2009. Interest on the unpaid principal balance of the loan is required to be paid on the fifth day of each month following the end of the fiscal quarter of the Company. The interest rate is equal to a 30-day LIBOR plus 1.8% per year. In connection with the acquisition of SPLIC, the Company’s borrowed funds on its term loan were loaned to CICA.

After funding the term loan, the Company’s line of credit has been drawn down to zero. Under the Amended Loan Agreement, upon any prepayment or repayment of the term loan described above, the line of credit will be reinstated to an aggregate amount equal to the difference between (a) $30 million minus (b) the aggregate outstanding principal amount under the term loan.

Because CICA is an insurance company formed under the laws of Colorado, under the subordinated debenture, any principal and accrued interest is not a legal liability of CICA until repayment of interest or principal has received the prior written approval of the Commissioner of Insurance for the State of Colorado. CICA has pledged 100% the stock of SPLIC to the bank as collateral.

(8)	Convertible Preferred Stock

On July 12, 2004, the Company completed a private placement of $12.5 million of Series A-1 Senior Convertible Preferred Stock to four unaffiliated institutional investors. The 25,000 shares of Series A-1 Convertible Preferred Stock carry a 4% per annum dividend, payable in cash or shares of the Company’s Class A common stock, are convertible at the option of the investor at any time into Class A common shares at a conversion price of $6.77 per share and are mandatorily redeemable in five years if not converted prior to the redemption date. The conversion price has

Notes to Consolidated Financial Statements

been adjusted for the 7% stock dividend paid on December 31, 2004. The Company may, if certain conditions have been met, pay dividends and redemptions in shares of Class A common stock at a minimum price of $4.00. The Company may, at its option, subject to certain conditions, increase the issue to $25 million.

In connection with the sale of the Series A-1 Convertible Preferred Stock, the Company issued to the investors and finders seven-year warrants to purchase up to 508,028 and 92,369, respectively, Class A common shares at an exercise price of $7.44 per share. The exercise price has been adjusted for the 7% stock dividend paid on December 31, 2004. To the extent the Company increases the issue from $12.5 million, the number of Class A common shares purchased pursuant to the seven-year warrants would increase proportionately.

The Company also issued to the investors unit warrants entitling the investors to purchase from the Company for a period of approximately 12 months up to $5 million of Series A-2 Convertible Preferred Stock (5,000 shares) and additional seven-year warrants to purchase approximately 200,000 to 205,000 additional Class A common shares at an exercise price of $7.44. The exercise price has been adjusted for the 7% stock dividend paid on December 31, 2004. If issued, the Series A-2 Convertible Preferred Stock would be convertible into Class A common shares at a conversion price calculated as 110% of the average market closing price of the Class A common stock for the 30 trading days prior to the date of issuance of the Series A-2 Convertible Preferred Stock, but not less than $6.54 or greater than $10.75 per share. The conversion price has been adjusted for the 7% stock dividend paid on December 31, 2004. Otherwise, the Series A-2 Convertible Preferred Stock has substantially identical terms to the Series A-1 Convertible Preferred Stock. The Company utilized the net proceeds from the sale of the Series A-1 Convertible Preferred Stock as part of the purchase price for the acquisition of SPLIC discussed above.

The Company would be required to redeem the Series A-1 Preferred stock no earlier than seven months after the issuance date if the average market price (for a consecutive 42 day trading period) is $5.50 per share or less. The Company can choose to redeem for cash or Class A common stock. If the average price is less than $4.00 per share, the redemption must be in cash. The holder may receive cash in place of Class A common stock. Redemption rights terminate if the Class A common stock exceeds 130% ($8.80) of the conversion price of the Series A-1 Convertible Preferred Stock for any 25 consecutive trading days period.

At July 12, 2004, the Company initially recognized deferred issuance costs of $1,210,655, a discount on the beneficial conversion feature of $3,073,204 and discounts on fair values of options and warrants of $2,994,150, respectively, as offsets against the $12.5 million issuance of the Series A-1 Convertible Preferred Stock. The beneficial conversion feature represents the difference at July 12, 2004 between the $6.77 redemption price per share of the Series A-1 Convertible Preferred Stock and the effective conversion price, taking into account embedded warrants and options based upon the number of shares to be converted at inception. This intrinsic value of the beneficial conversion feature at July 12, 2004 reduced the carrying value of the Series A-1 Convertible Preferred Stock on the statement of financial position with an equal amount credited to the Class A common stock. This discount for the beneficial conversion feature is reduced and amortized to retained earnings over the five-year redemption period of the Series A-1 Convertible Preferred Stock using the effective interest method. These deferred issuance and discount costs are being amortized to retained deficit over the period until redemption using the effective interest

Notes to Consolidated Financial Statements

method. At December 31, 2004, there was $1,097,660 in unaccreted deferred issuance costs and $5,501,069 in unaccreted discount costs.

The initial July 12, 2004 recognition of the beneficial conversion feature and discounts on fair values of options and warrants resulted in $3,073,204 of additional paid-in capital for the Class A common stock and $2,994,150 of liabilities for options and warrants. Changes in the fair value of options and warrants are recognized in the statement of operations with a corresponding change in the liabilities for options and warrants. For the period ended December 31, 2004, there was a decrease in fair value of options and warrants of $256,088 and corresponding decrease in the related liabilities.

On September 30, 2004, the Company declared its initial 4% dividend to the Series A-1 Convertible Preferred Stock shareholders. The Company paid the dividend by issuing 19,396 shares of its Class A common stock valued at $115,794.

On December 31, 2004, the Company declared the second quarterly dividend, consisting of 20,948 shares of its Class A common Stock valued at $133,439.

(9)	Mergers and Acquisitions

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

On October 1, 2004, CICA acquired 100% of the outstanding common stock of SPLIC. The results of SPLIC (and its subsidiary, SPFIC) have been included in the consolidated financial statements since that date. SPLIC is a provider of home service life insurance products, primarily in Louisiana.

The aggregate purchase price was $85 million of cash, plus $1,012,790 of related expenses. To fund the acquisition, Citizens borrowed $30 million from Regions Bank under a line of credit it had established earlier in 2004, and loaned the money to CICA in exchange for a surplus debenture, plus made an $11 million capital contribution.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Notes to Consolidated Financial Statements

At October 1, 2004
Investments	$251,720,773
Cash and cash equivalents	3,780,567
Accrued investment income	2,642,203
Other intangible assets	70,000
Cost of customer relationships acquired	33,942,464
Federal income tax recoverable	22,095
Property, plant an equipment	612,922
Other assets	363,428

Total assets acquired	293,154,452

Future policy benefit reserves	192,444,931
Policy claims payable	3,714,520
Other policyholders’ funds	1,474,993
Commissions payable	509,801
Deferred federal income taxes	4,851,162
Other liabilities	4,146,255

Total liabilities assumed	207,141,662

Net assets acquired	$86,012,790

Of the acquired intangible assets, $70,000 was assigned to state insurance department licenses that are not subject to amortization and $33,942,464 was assigned to cost of customer relationships acquired that will be amortized over the anticipated premium paying period of the related policies. No goodwill was recognized.

The unaudited pro forma results from operations for the years ending December 31, 2004, 2003, and 2002, as if SPLIC had been owned since January 1 of each year, are shown below.

	Year Ended December 31, 2004
	As Reported	Pro Forma
Revenue	$102,825,678	$144,254,188
Net Income	7,731,739	12,552,165
Net Income Per Share	.18	.30

	Year Ended December 31, 2003
	As Reported	Pro Forma
Revenue	$95,102,763	$149,692,761
Net Income	3,126,265	9,023,982
Net Income Per Share	.08	.24

	Year Ended December 31, 2002
	As Reported	Pro Forma
Revenue	$83,003,898	$139,850,440
Net Income	4,254,217	11,221,068
Net Income Per Share	.12	.33

(10)	Contingencies

On April 24, 2003, the Court of Appeals for the Third District of Texas affirmed in part and modified in part, a July 31, 2002, class action certification granted by a Travis County,

Notes to Consolidated Financial Statements

Texas district court judge to the Plaintiffs in a lawsuit filed in 1999 styled Delia Bolanos Andrade, et al v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies offered or sold to certain non-U.S. residents by CICA are actually “securities” that were offered or sold in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to an overseas trust for the purchase of the Company’s Class A common stock. The remedy sought is rescission of the insurance premium payments. The Supreme Court of Texas granted the Company’s Petition for Review and heard oral arguments on the case on October 21, 2004. The Company believes the Plaintiffs’ claim under the Texas Securities Act is not valid and the class defined is not appropriate for class certification and does not meet the legal requirements for class action treatment under Texas law.

Recent decisions from the Texas Supreme Court indicate a more defense-oriented approach to class certification cases, especially in class action cases encompassing claimants from more than one state or jurisdiction. Although a decision is not expected until sometime in 2005, the Company expects the Supreme Court of Texas will ultimately rule in the Company’s favor, decertify the class and remand the matter to district court for further action. During the time of the Company’s appeal to the Texas Supreme Court, there are no further district court proceedings in the case.

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

(11)	Segment Information

Historically, the Company has had three reportable segments: International Life Business, Domestic Health Business and Domestic Life Business. During 2004, following the acquisition of SPLIC and SPFIC, a new segment, Home Service Business, was established. During 2003, the Company changed its reportable segments by further segmenting the Domestic Business into its Health and Life components to reflect the growth, through acquisition, of its health insurance segment. The segment information from prior periods has been restated. In 2002, the Company had two reportable segments: International Business and Domestic Business.

International Life Business, consisting of ordinary whole-life business, is sold primarily throughout Central and South America. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S.

Notes to Consolidated Financial Statements

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

Geographic Areas - The following summary represents financial data of the Company’s continuing operations based on their location.

	2004	2003	2002
Revenues
U.S.	$29,939,769	$31,756,796	$23,893,723
Non-U.S.	72,885,909	63,345,967	59,110,175

Total Revenues	$102,825,678	$95,102,763	$83,003,898

The following summary, representing revenues and pre-tax income from continuing operations and identifiable assets for the Company’s reportable segments as of and for the years ended December 31, 2004, 2003 and 2002, is as follows:

Years Ended December 31	2004	2003	2002
Revenue
Domestic Life	$16,806,481	$18,020,466	$7,497,634
Domestic Health	787,547	13,736,330	16,396,089
Home Service Business	12,345,741	—	—
International Life	72,885,909	63,345,967	59,110,175

Total consolidated revenue	$102,825,678	$95,102,763	$83,003,898

	2004	2003	2002
Premiums and Annuity and Universal Life Consideration
Domestic Life	$13,579,045	$11,270,023	$6,161,400
Domestic Health	787,547	14,784,958	13,473,966
Home Service Business	9,587,052	—	—
International Life	59,213,856	51,972,432	48,575,515

Total consolidated premium income	$83,167,500	$78,027,413	$68,210,881

Net Investment Income
Domestic Life	$2,715,166	$4,594,403	$3,769,232
Domestic Health	—	188,103	333,360
Home Service Business	2,875,368	—	—
International Life	11,414,138	9,539,769	10,149,315

Total consolidated net investment income	$17,004,672	$14,322,275	$14,251,907

Amortization expense:
Domestic Life	$4,253,083	$4,216,119	$1,253,718

Notes to Consolidated Financial Statements

	2004	2003	2002
Domestic Health	—	5,665,479	2,422,896
Home Service Business	848,572	—	—
International Life	7,473,167	9,035,478	8,890,785

Total consolidated amortization expense	$12,574,822	$18,917,076	$12,567,399

Realized gains (losses)
Domestic Life	$151,169	$628,808	$137
Domestic Health	—	—	—
Home Service Business	(397,633)	—	—
International Life	635,492	1,254,297	340

Total consolidated realized gains (losses)	$389,028	$1,883,105	$477

Income (loss) before federal income tax:
Domestic Life	$(2,946,087)	$(302,259)	$2,678,127
Domestic Health	(317,706)	(1,369,040)	(538,643)
Home Service Business	2,510,941	—	—
International Life	8,840,612	4,959,621	3,399,542

Total consolidated income before Federal income taxes	$8,087,760	$3,288,322	$5,539,026

	2004	2003
Assets as of December 31:
Domestic Life	$123,160,286	$139,642,798
Domestic Health	14,295,390	15,827,325
Home Service Business	298,396,206	—
International Life	225,359,680	234,623,174

Total	$661,211,562	$390,093,297

Major categories of premiums are summarized as follows:

	Year ended December 31,
	2004	2003	2002
Premiums and annuity and universal life considerations:
Ordinary life	$77,110,880	$60,395,058	$54,033,409
Annuity and universal life	3,519,523	2,383,768	283,185
Group life	636,361	463,629	420,321
Accident and health	787,547	14,784,958	13,473,966
Casualty	1,113,189	—	—

Total premiums and annuity and universal life considerations	$83,167,500	$78,027,413	$68,210,881

The following table sets forth the Company’s total yearly percentage of premiums income by geographic area for the years indicated:

Notes to Consolidated Financial Statements

Area	2004	2003	2002
Colombia	22.0%	20.4%	21.2%
Argentina	10.3	11.8	16.3
Venezuela	7.8	6.9	7.4
Uruguay	4.2	5.2	6.8
Other Foreign	26.8	22.3	19.6
Texas	3.6	13.3	14.0
Kentucky	4.8	7.1	.1
Oklahoma	.7	5.9	6.3
Mississippi	.4	2.5	3.0
Other States	19.4	4.6	5.3

Total	100.0%	100.0%	100.0%

(12)	Income Taxes

A reconciliation of Federal income tax expense computed by applying the Federal income tax rate of 34% to income before Federal income tax expense is as follows:

	2004	2003	2002
Expected tax expense	$2,749,834	$1,118,030	$1,883,269
Change in valuation allowance	(1,318,931)	—	—
Small life insurance company deduction	(103,167)	(320,324)	(565,769)
Adjustment of prior year taxes	(590,489)	(658,980)	(29,963)
Basis difference in investments	(314,234)	—	—
Other	(66,992)	23,331	(2,728)

Federal income tax expense	$356,021	$162,057	$1,284,809

Income tax expense benefit for the years ended December 31, 2004, 2003 and 2002 consists of:

	2004	2003	2002
Current	$1,473,469	$249,869	$492,593
Deferred	(1,117,448)	(87,812)	792,216

	$356,021	$162,057	$1,284,809

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below.

	2004	2003
Deferred tax assets:
Future policy benefit reserves	$20,309,812	$17,612,495
Net operating loss carryforwards	4,162,646	4,330,141
Due and accrued dividends and expenses	1,356,726	559,180
Investments available-for-sale	385,951	—
Other	449,528	264,496

Notes to Consolidated Financial Statements

	2004	2003
Total gross deferred tax assets	26,664,663	22,766,312
Valuation allowance	—	(1,318,931)

Total gross deferred tax assets net of valuation allowance	26,664,663	21,447,381
Deferred tax liabilities:
Deferred policy acquisition costs, cost of customer relationships acquired and intangible assets	24,506,530	18,550,176
Investments amortization	2,860,059	—
Investments available-for-sale	—	655,329
Other	103,461	354,828

Total gross deferred tax liabilities	27,470,050	19,560,033

Net deferred tax (liability) asset	$(805,387)	$1,887,048

In addition, the acquisitions of SPLIC, FAIC and Mid-American resulted in the recognition of deferred tax liabilities of $4,851,162, $376,485 and $93,223 in accordance with SFAS No. 141, “Business Combinations.” A summary of the changes in the components of deferred federal income taxes for 2004 and 2003 is as follows:

	2004	2003
Deferred tax assets (liabilities):
Balance January 1	$1,887,048	$1,078,985
Deferred tax benefit (expense)	1,117,448	87,812
Acquisition of Security Plan	(4,851,162)	—
Acquisition of First Alliance	—	(376,484)
Acquisition of Mid-American	—	(93,223)
Investments available-for-sale	1,041,279	1,189,958

Balance December 31	$(805,387)	$1,887,048

The Company and its subsidiaries had net operating losses at December 31, 2004 available to offset future taxable income of approximately $12,285,000 for Federal income tax substantially all of which expire through 2024. A portion of the net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code. As a result of the Company’s income, projected future income, tax planning strategies, and the nature of the items from which its deferred tax assets are derived, the Company determined that it is more likely than not that its deferred tax assets, net of the established valuation allowance, would be realized at December 31, 2003. At December 31, 2004, the Company, based on its estimates of projected future income, determined that no valuation allowance was appropriate and released the value previously established.

At December 31, 2004, the Company had accumulated approximately $3,291,000 in its “policyholders’ surplus account.” This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated. No new additions will be made to this account. Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to the shareholder, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction. The Company does not anticipate any transactions that would cause any part of this amount to become taxable. However, should the balance at December 31, 2004 become taxable, the tax computed at present rates would be approximately $1,119,000.

(13)	Fair Value of Financial Instruments

Notes to Consolidated Financial Statements

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

	2004		2003
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets:
Fixed maturities	$447,566,922	$448,879,648	$249,205,865	$250,984,736
Equity securities	1,063,917	1,063,917	1,142,352	1,142,352
Cash and cash equivalents	31,720,787	31,720,787	15,016,254	15,016,254

Mortgage Loans	349,611	471,091	547,469	698,063

Financial liabilities:
Annuities	16,913,432	16,913,432	15,309,266	15,309,226

Fair values for fixed income securities and equity securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential properties. Weighted average interest rates for these loans as of December 31, 2004 and 2003, were approximately 8.9% and 8.3%, respectively, with maturities ranging from one to fifteen years. Management estimated the fair value using an interest rate of 6.25% at December 31, 2004 and 2003.

The carrying value and fair values for the Company’s liabilities under annuity contract policies are the same as the interest rates credited to these products and are periodically adjusted by the Company to reflect market conditions. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Policy loans have a weighted average interest rate of 7.4% as of both December 31, 2004 and 2003, and have no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies that the Company has in force and cannot be valued separately.

For cash and cash equivalents, accrued investment income, amounts recoverable from reinsurers, other assets, federal income tax payable and receivable, dividend accumulations, commissions payable, amounts held on deposit, and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

(14)	Other Comprehensive Income (Loss)

Notes to Consolidated Financial Statements

The changes in the components of other comprehensive income (loss) are reported net of income taxes of 34% for the periods indicated as follows:

	Year ended December 31, 2004
	Pre-tax	Tax	Net
	Amount	Effect	Amount
Unrealized loss on securities:
Unrealized holding loss arising during the period	$(2,698,657)	$917,543	$(1,781,114)
Add: reclassification adjustment for gains included in net income	(363,928)	123,736	(240,192)

Other comprehensive income (loss)	$(3,062,585)	$1,041,279	$(2,021,306)

	Year ended December 31, 2003
	Pre-tax	Tax	Net
	Amount	Effect	Amount
Unrealized loss on securities:
Unrealized holding loss arising during the period	$(2,250,059)	$765,021	$(1,485,038)
Add: reclassification adjustment for gains included in net income	(1,249,821)	424,941	(824,880)

Other comprehensive income (loss)	$(3,499,880)	$1,189,962	$(2,309,918)

	Year ended December 31, 2002
	Pre-tax	Tax	Net
	Amount	Effect	Amount
Unrealized gain on securities:
Unrealized holding gain arising during the period	$4,297,747	$(1,461,237)	$2,836,510
Less: reclassification adjustment for losses included in net income	27,266	(9,270)	17,996

Other comprehensive income	$4,325,013	$(1,470,507)	$2,854,506

Notes to Consolidated Financial Statements

(15)	Quarterly Financial Information (Unaudited)

The following table contains selected unaudited consolidated financial data for each calendar quarter.

	2004
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Revenues	$37,301,076	$23,533,953	$21,885,686	$20,104,963
Expenses	33,370,899	21,285,627	20,453,023	19,628,369
Federal income tax expense (benefit)	(1,051,886)	755,341	547,715	104,851
Net income	4,982,063	1,492,985	884,948	371,743
Basic and diluted earnings per share	.12	.03	.02	.01

	2003
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Revenues	$26,866,996	$25,014,247	$23,516,018	$19,705,502
Expenses	24,892,692	23,166,905	23,619,892	20,134,952
Federal income tax expense	(210,844)	532,898	(69,554)	(90,443)
Net income	2,185,148	1,314,444	(34,320)	(339,007)
Basic and diluted earnings per share	.06	.04	(.00)	(.01)

Schedule II

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Condensed Financial Information of Registrant

CITIZENS, INC. (Parent Company)

Statements of Financial Position

December 31, 2004 and 2003

	2004	2003
Assets

Investment in subsidiaries (1)	$138,199,548	$121,672,194
Fixed maturities available-for-sale, at fair value	2,888,260	3,186,281
Accrued investment income	51,975	59,870
Real estate	910,107	918,336
Cash	402,070	117,647
Other assets	2,767,430	2,032,817
Note Receivable (1)	30,000,000	—

	$175,219,390	$127,987,145

Liabilities and Stockholders’ Equity

Liabilities -
Accrued expense and other	$1,448,978	$960,423
Note Payable	30,000,000	—
Liabilities for options and warrants	2,738,062	—

Total Liabilities	34,187,040	960,423

Cumulative convertible preferred stock	5,901,271	—

Stockholders’ equity:
Common stock:
Class A	198,266,955	178,065,965
Class B	2,827,191	2,437,052
Retained deficit	(55,321,287)	(46,077,094)
Accumulated other comprehensive income:
Unrealized investment gain (losses) of securities held by subsidiaries, net of tax	(749,199)	1,272,107
Treasury stock	(9,892,581)	(8,671,308)

	$135,131,079	$127,026,722

	$175,219,390	$127,987,145

(1)	Eliminates in consolidation.

See accompanying report of independent registered public accounting firm.

Schedule II, Continued

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Condensed Financial Information of Registrant

CITIZENS, INC. (Parent Company)

Statements of Operations

Years ended December 31, 2004 and 2003 and 2002

	2004	2003	2002
Revenues:
Management service fees (1)	$17,931,352	$19,570,459	$16,139,592
Investment income	167,996	134,546	154,081
Other	2,355	12,472	5,341
Realized gain	(793)	4,450	23,971

	18,100,910	19,721,927	16,322,985

Expenses:
General	17,326,989	19,080,752	15,640,428
Taxes	888,943	580,490	639,881

	18,215,932	19,661,242	16,280,309

Income (loss) before equity in income of unconsolidated subsidiaries	(115,022)	60,685	42,676
Equity in income of unconsolidated subsidiaries	7,846,761	3,065,580	4,211,541

Net income	$7,731,739	$3,126,265	$4,254,217

(1)	Eliminates in consolidation.

See accompanying report of independent registered public accounting firm.

Schedule II, Continued

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Condensed Financial Information of Registrant

CITIZENS, INC. (Parent Company)

Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows provided by (used in) operating activities:
Net income	$7,731,739	$3,126,265	$4,254,217
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on sales	793	(4,450)	(23,971)

Equity in net income of unconsolidated subsidiaries	(7,846,761)	(3,065,580)	(4,211,541)
Accrued expenses and other liabilities	488,555	13,973	113,537
Depreciation	73,708
Change in accrued investment income	7,895	(35,952)	6,359
Other	(310,961)	(425,025)	35,881

Net cash provided by (used in) operating activities	144,968	(390,769)	174,482

Cash flows from investing activities:
Purchase of fixed maturities, available-for-sale	(450,000)	(3,750,000)	(2,237,762)
Maturities of fixed maturities, available-for-sale	700,000	3,110,000	2,405,000
Sale of real estate	3,027	—	—
Issuance of note receivable	(30,000,000)	—	—
Purchase of real estate	(113,572)	(143,918)	—

Net cash provided by (used in) investing activities	(29,860,545)	(783,918)	167,238

Cash flows from financing activities:
Proceeds from note payable	30,000,000	—	—

Net cash provided by financing activities	30,000,000	—	—

Net increase (decrease) in cash	284,423	(1,174,687)	341,720
Cash at beginning of year	117,647	1,292,334	950,614

Cash at end of year	$402,070	$117,647	$1,292,334

See accompanying report of independent registered public accounting firm.

Schedule III

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Supplementary Insurance Information

As of December 31, 2004 and 2003

	December 31
	2004	2003
Deferred policy acquisition cost:
Domestic Life	$21,301,388	$17,471,040
Domestic Health	—	2,348,881
Home Service Business	279,077	—
International Life	34,754,896	29,910,651

Total consolidated deferred policy acquisition costs:	$56,335,361	$49,730,572

Future policy benefits, losses, claims and loss expenses:
Domestic Life	$91,914,683	$80,092,410
Domestic Health	13,604,150	15,244,873
Home Service Business	196,422,122	—
International Life	149,966,063	143,875,463

Total consolidated future policy benefits, losses, claims and loss expenses	$451,907,018	$239,212,746

Unearned premiums:
Domestic Life	$239,181	$220,267
Domestic Health	—	24,965
Home Service Business	1,029,575	—
International Life	390,242	370,084

Total consolidated unearned premiums	$1,658,998	$615,316

Other policy claims and benefits payable:
Domestic Life	$6,275,090	$5,816,406
Domestic Health	—	—
Home Service Business	387,639	—
International Life	10,238,304	8,777,658

Total consolidated other policy claims and benefits payable	$16,901,033	$14,594,064

     See accompanying report of independent registered public accounting firm.

Schedule III, continued

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Supplementary Insurance Information, continued

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Premium revenue and annuity and universal life considerations
Domestic Life	$13,579,045	$11,270,015	$6,161,392
Domestic Health	787,547	14,784,958	13,473,966
Home Service Business	9,587,052	—	—
International Life	59,213,856	51,972,440	48,575,523

Total consolidated premium revenue	$83,167,500	$78,027,413	$68,210,881

Net investment income:
Domestic Life	$2,715,166	$4,594,403	$3,769,232
Domestic Health	—	188,103	333,360
Home Service Business	2,875,368	—	—
International Life	11,414,138	9,539,769	10,149,315

Total consolidated net investment income	$17,004,672	$14,322,275	$14,251,907

Benefits, claims, losses and settlement expenses:
Domestic Life	$9,755,732	$8,245,538	$6,498,295
Domestic Health	(65,976)	9,108,577	8,617,726
Home Service Business	5,105,472	—	—
International Life	45,380,518	34,907,134	32,800,939

Total consolidated benefits, claims, losses and settlement expenses	$60,175,746	$52,261,249	$47,916,960

Amortization of deferred policy acquisition costs:
Domestic Life	$1,302,050	$1,433,829	$1,214,406
Domestic Health	—	1,761,316	469,254
Home Service Business	—	—	—
International Life	7,136,397	8,611,495	8,355,743

Total consolidated amortization of deferred policy acquisition costs	$8,438,447	$11,806,640	$10,039,403

Other operating expenses:
Domestic Life	$5,342,037	$4,063,820	$1,304,536
Domestic Health	386,630	4,072,961	3,784,273
Home Service Business	1,948,977	—	—
International Life	9,713,799	10,829,339	9,975,256

Total consolidated other operating expenses	$17,391,443	$18,966,120	$15,064,065

See accompanying report of independent registered public accounting firm.

Schedule IV

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Reinsurance

Years Ended December 31, 2004, 2003 and 2002

		Ceded	Assumed		Percentage
	Gross	to other	from other	Net	of amount
	amount	companies	companies	amount	assumed to net
Year ended December 31, 2004
Life insurance in force	$4,001,356,000	$265,001,000	$488,312,000	$4,224,667,000	11.6%

Premiums:
Life insurance	78,111,801	1,000,921	636,361	77,747,241	.8%
Accident and health insurance	15,085,957	14,298,410	—	787,547	—
Casualty	1,202,682	89,493	—	1,113,189

Total premiums	$94,400,440	$15,388,824	$636,361	$79,647,977	.8%

Year ended December 31, 2003
Life insurance in force	$2,920,533,000	$301,366,000	$485,038,000	$3,104,205,000	15.6%

Premiums:
Life insurance	61,777,374	1,382,316	463,629	60,858,687	.8%
Accident and health insurance	15,196,554	411,596	—	14,784,958	—

Total premiums	$76,973,928	$1,793,912	$463,629	$75,643,645	.6%

Year ended December 31, 2002
Life insurance in force	$2,408,004,000	$152,103,000	$318,142,000	$2,574,043,000	12.4%

Premiums:
Life insurance	55,354,800	1,321,391	420,321	54,453,730	.8%
Accident and health insurance	14,365,290	891,324	—	13,473,966	—

Total premiums	$69,720,090	$2,212,715	$420,321	$67,927,696	.6%

See accompanying report of independent registered public accounting firm.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.

Date: March 30, 2005	By:	/s/ Rick D. Riley

Rick D. Riley, Chief Executive Officer

	By:	/s/ Mark A. Oliver

Mark A. Oliver, President and Treasurer
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Rick D. Riley and Mark A. Oliver or any one of them, as his or her attorney-in-fact and agent, with full power of substitution, for him or her in any and all capacities, hereby giving and granting to said attorney-in-fact and agent full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by Citizens, Inc., with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an annual report on Form 10-K for the fiscal year ended December 31, 2004, including but not limited to, such full power and authority to do the following: (i) execute and file such annual report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such annual report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in his sole discretion deems appropriate.

Dated: March 30, 2005

/s/ Mark A. Oliver	/s/ Harold E. Riley

Mark A. Oliver, Director	Harold E. Riley, Chairman of the
Board and Director
/s/ Richard C. Scott	/s/ Timothy T. Timmerman

Dr. Richard C. Scott, Director	Timothy T. Timmerman, Director

/s/ Rick D. Riley	/s/ Steve Shelton

Rick D. Riley, Director	Steve Shelton, Director

/s/ E. Dean Gage	/s/ Grant G. Teaff

Dr. E. Dean Gage, Director	Grant G. Teaff, Director

EXHIBITS

Exhibit Number	The following exhibits are filed herewith:
2.1	Stock Purchase Agreement between Citizens Insurance Company of American and Mayflower National Life Insurance Company dated June 17, 2004 (a)

3.1	Restated and Amended Articles of Incorporation (b)

3.2	Bylaws (c)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (d)

10.1	Self-Administered Automatic Reinsurance Agreement - Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (e)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (f)

10.3	Plan and Agreement of Exchange between Citizens, Inc. and Combined Underwriters Life Insurance Company (g)

10.4	Plan and Agreement of Exchange between Citizens, Inc. and Lifeline Underwriters Life Insurance Company (h)

10.5	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and First Alliance Corporation (i)

10.6	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and Mid-American Alliance Corporation. (j)

10.7	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (k)

10.8	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (l)

10.9	Loan Agreement, Security Agreement and Note dated March 22, 2004 between Citizens, Inc. and Regions Bank (m)

10.9(a)	Second Amendment to Loan Agreement between Citizens, Inc. and Regions Bank dated October 1, 2004 (o)

10.9(b)	Security Agreement between Citizens Insurance Company of America and Regions Bank dated October 1, 2004 (o)

10.9(c)	Subordinated Debenture dated October 1, 2004, issued by Citizens Insurance Company of America to Citizens, Inc. (o)

10.10(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (m)

10.10(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (n)

Exhibit Number	The following exhibits are filed herewith:
10.10(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (n)

10.10(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (n)

10.10(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (n)

10.10(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (n)

10.10(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (n)

10.10(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (n)

10.10(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (n)

10.10(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (n)

10.10(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (n)

10.10(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (n)

10.10(m)	Self-Administered Automatic Reinsurance Agreement, Addendum No. 1 to the Agreement and Addendum No. 2 to the Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd.*

10.10(n)	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England).*

11	Statement re: Computation of per share earnings (see financial statements)

21	Subsidiaries of Registrant*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

______________* Filed herewith.

(a)	Filed on June 21, 2004, with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(b)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(c)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, on May 2, 1995, and incorporated herein by reference.

(d)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(e)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, filed on or about November 14, 1996.

(f)	Filed as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(g)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002 and incorporated herein by reference.

(h)	Filed as Appendix B with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(i)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-102016 dated December 19, 2002, and incorporated herein by reference.

(j)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-106128 dated June 13, 2003, and incorporated herein by reference.

(k)	Filed on March 22, 2004 as Exhibit 10.8 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(l)	Filed on March 22, 2004 as Exhibit 10.9 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(m)	Filed on March 26, 2004 as Exhibit 10.10 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(n)	Filed on July 15, 2004 under Exhibit 10.12 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(o)	Filed on October 1, 2004 as Exhibit 10.11 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.