Form 10-Q
period 2005-03-31
CITIZENS INC
filed 2005-05-16
CIK 24090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended            March 31, 2005

or

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange.

☒ Yes ☐ No

     As of May 1, 2005, the Registrant had 37,457,307 shares of Class A common stock, no par value, outstanding and 936,181 shares of Class B common stock, no par value, outstanding.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX

		Page
		Number
Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Statements of Financial Position, March 31, 2005 (Unaudited) and December 31, 2004	3

	Consolidated Statements of Operations, Three Months Ended March 31, 2005 and 2004 (Unaudited)	6

	Consolidated Statements of Cash Flows, Three Months Ended March 31, 2005 and 2004 (Unaudited)	7

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

Part II. Other Information		29
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
March 31, 2005 and December 31, 2004

	(Unaudited)
	March 31,	December 31,
	2005	2004
Assets

Investments:

Fixed maturities held-to-maturity, at amortized cost (fair value $8,741,232 in 2005 and $8,826,950 in 2004)	$7,545,564	$7,514,224
Fixed maturities available-for-sale, at fair value (cost $432,615,364 in 2005 and $441,528,337 in 2004)	427,064,941	440,052,698
Equity securities, available-for-sale, at fair value (cost $723,428 in 2005 and 2004)	1,016,446	1,063,917
Mortgage loans on real estate (net of reserve of $50,000 in 2005 and $250,000 in 2004)	558,093	349,611
Policy loans	24,515,206	24,316,468
Other long-term investments	2,066,397	2,505,025

Total investments	462,766,647	475,801,943

Cash and cash equivalents	63,542,245	31,720,787
Accrued investment income	4,444,612	6,113,474
Reinsurance recoverable	18,857,405	17,806,573
Deferred policy acquisition costs	59,385,346	56,335,361
Other intangible assets	2,331,069	2,331,069
Deferred Federal income tax asset	12,903	—
Cost of customer relationships acquired	43,754,655	44,904,581
Excess of cost over net assets acquired	12,401,990	12,401,990
Property, plant and equipment	8,451,833	8,797,445
Other assets	4,776,854	4,998,339

Total assets	$680,725,559	$661,211,562

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
March 31, 2005 and December 31, 2004

	(Unaudited)
	March 31,	December 31,
	2005	2004
Liabilities and Stockholders’ Equity

Liabilities:
Future policy benefit reserves:
Life insurance	$419,736,461	$413,106,928
Annuities	17,981,814	16,913,432
Accident and health	12,297,514	13,604,150
Dividend accumulations	4,931,648	4,932,124
Premium deposits	8,473,390	7,938,529
Policy claims payable	9,203,413	8,282,508
Other policyholders’ funds	5,906,603	5,689,378

Total policy liabilities	478,530,843	470,467,049

Commissions payable	2,495,834	2,325,503
Federal income tax payable	457,713	1,307,249
Payable for securities in the process of settlement	23,825,000	7,052,398
Notes payable	30,000,000	30,000,000
Deferred Federal income tax	0	805,387
Liabilities for options and warrants	2,303,656	2,738,062
Other liabilities	2,441,364	5,483,564

Total liabilities	540,054,410	520,179,212

Cumulative convertible preferred stock — Series A-1 ($500 stated value, 50,000 shares authorized, 25,000 shares issued and outstanding in 2005 and 2004)	6,265,171	5,901,271

Stockholders’ Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 40,387,868 shares issued in 2005 and 40,364,332 in 2004, including shares in treasury of 2,930,596 in 2005 and 2004	198,397,815	198,266,955
Class B, no par value, 2,000,000 shares authorized, 936,181 shares issued and outstanding in 2005 and 2004	2,827,191	2,827,191
Retained deficit	(53,456,561)	(55,321,287)
Accumulated other comprehensive income (loss):
Unrealized losses on securities, net of tax	(3,469,886)	(749,199)

	144,298,559	145,023,660

(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
March 31, 2005 and December 31, 2004

Treasury stock, at cost	(9,892,581)	(9,892,581)

Total stockholders’ equity	134,405,978	135,131,079

Total liabilities and stockholders’ equity	$680,725,569	$661,211,562

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Three months ended March 31,
	2005	2004
Revenues:
Premiums	$27,783,998	$15,121,602
Annuity and universal life considerations	795,373	917,237
Net investment income	6,106,012	3,874,328
Realized gains	69,127	39,212
Decrease in fair value of options and warrants	434,406	—
Other income	207,761	152,584

Total revenues	35,396,677	20,104,963

Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit reserves	5,598,497	2,676,246
Policyholders’ dividends	870,168	731,189
Claims and surrenders	12,254,356	8,642,224
Annuity expenses	455,329	3,122

Total insurance benefits paid or provided	19,178,350	12,052,781

Commissions	7,046,446	3,773,308
Other underwriting, acquisition and insurance expenses	7,719,718	3,436,235
Capitalization of deferred policy acquisition costs	(5,021,085)	(3,641,732)
Amortization of deferred policy acquisition costs	1,971,100	2,648,555
Amortization of cost of customer relationships acquired and other intangibles	1,149,926	724,761
Loss on coinsurance agreements	—	634,461

Total benefits and expenses	32,044,455	19,628,369

Income before Federal income tax	3,352,222	476,594

Federal income tax expense	992,736	104,851

Net income	$2,359,486	$371,743

Per Share Amounts:
Basic and diluted income per share of common stock	$0.05	$0.01

Weighted average shares outstanding	38,369,917	38,317,079

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,359,486	$371,743
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on sale of investments and other assets	(69,127)	(39,212)
Loss on coinsurance agreements	0	634,461
Net deferred policy acquisition costs	(3,049,985)	(993,177)
Decrease in fair value of options and warrants	(434,406)	0
Amortization of cost of customer relationships acquired and other intangibles	1,149,926	724,761
Depreciation	363,032	176,703
Deferred Federal income tax	583,276	31,586
Change in:
Accrued investment income	1,668,862	999,043
Reinsurance recoverable	(1,050,832)	(114,562)
Future policy benefit reserves	6,391,279	2,276,819
Other policy liabilities	1,672,515	(276,858)
Federal income tax	(849,536)	(207,702)
Commissions payable and other liabilities	(2,871,869)	(960,615)
Other, net	52,389	(140,895)

Net cash provided by operating activities	5,915,010	2,482,095

Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	9,723,906	1,317,657
Sale of equity securities, available-for-sale	0	37,532
Maturity of fixed maturities, available-for-sale	56,413,997	32,133,446
Purchase of fixed maturities, available-for-sale	(39,806,815)	(18,549,687)
Principal payments on mortgage loans	6,359	17,845
Sale of other long-term investments and property, plant and equipment	0	67,473
Mortgage loans funded	(214,841)	0
Decrease (increase) in policy loans, net	(198,738)	320,974

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Three months ended March 31,
	2005	2004
Purchase of property, plant and equipment	$(17,420)	$(192,389)

Net cash provided by investing activities	25,906,448	15,152,851

Net increase in cash and cash equivalents	31,821,458	17,634,946

Cash and cash equivalents at beginning of period	31,720,787	15,016,254

Cash and cash equivalents at end of period	$63,542,245	$32,651,200

Supplemental:
Cash paid during the period for income taxes	$1,258,996	$280,967

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

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

On July 12, 2004, the Company completed a private placement of $12.5 million of Series A-1 Senior Convertible Preferred Stock to four unaffiliated institutional investors. The Company initially recognized deferred issuance costs of $1,485,846, discounts on beneficial conversion features of $3,073,204 and discounts on fair value of options and warrants of $2,718,959, respectively. The Company has recognized accretion of those deferrals and discounts amounting to $679,280 in 2004 and $363,900 in the first quarter of 2005. These discounts and deferrals have decreased the carrying amount of the Convertible Preferred Stock in the statement of financial position.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

(Unaudited)

(1)	Financial Statements

The interim consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977, and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Citizens USA Life Insurance Company (CUSA), Citizens National Life Insurance Company (CNLIC), First Alliance Insurance Company (FAIC), KYWIDE Insurance Management, Inc. (KYWIDE), Mid-American Alliance Corporation (Mid-American), Mid American Century Life Insurance Company (MACLIC), Security Alliance Insurance Company (SAIC), Security Plan Life Insurance Company (Security Plan), Security Plan Fire Insurance Company (SPFIC), Mid-American Associates Agency, Inc. (MAAAI), Mid-American Alliance Insurance Agency, Inc. (MAAIA) and Industrial Benefits, Inc. (IBI). Citizens and its consolidated subsidiaries are collectively referred to as “the Company.”

During 2004, Citizens acquired Security Plan and its subsidiary, SPFIC. In addition, First Alliance Corporation and Alliance Insurance Management, a dormant subsidiary, were dissolved, and Combined Underwriters Life Insurance Company was renamed CNLIC. On March 1, 2005, FAIC was merged into CICA, and on April 1, 2005, MAAIA was sold for an immaterial amount.

The statement of financial position as of March 31, 2005, the statements of operations for the three-month periods ended March 31, 2005 and 2004, and the statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2005, and for comparative periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004, Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2005, are not necessarily indicative of the operating results for the full year.

(2)	Coinsurance Agreements

On March 9, 2004, the Company entered into coinsurance agreements, effective January 1, 2004, and ceded approximately $15 million of its annual accident and health premium and corresponding benefits and claims. In consideration for these cessions, the Company had a liability for funds held under reinsurance agreements of $10,496,549 as of March 31, 2004 and made a closing settlement payment of this amount to the reinsurer in May 2004. Due to this cession, the Company also ceded its January 1, 2004 deferred policy acquisition costs, cost of customer relationships acquired and policy benefit reserve by $2,197,434, $2,886,060 and $14,960,408, respectively, and recorded an initial amount payable to the reinsurer of $10,439,830, resulting in a loss of $634,461 and a deferred gain of $71,545. The deferred gain was fully amortized to earnings in 2004. The coinsurance agreement provides that this ceded business will revert to the reinsurer when a parallel assumption reinsurance agreement is approved by the various state insurance departments holding jurisdiction. No approvals had been obtained as of March 31, 2005. The Company also participates in future profits on the accident and health business subject to the coinsurance agreements over a 10-year period.

(3)	Revolving Line of Credit

On March 22, 2004, the Company entered into a revolving loan agreement with a Regions Bank establishing a commitment for a line of credit of $30,000,000 that matured on March 22, 2005. It was extended at maturity until June 30, 2005. The line of credit has a maximum of $5,000,000 for general corporate purposes not related to acquisition of insurance companies and any borrowings up to the maximum for general corporate purposes are unsecured. The line of credit bears interest at the lesser of the thirty-day LIBOR (London InterBank Offered Rate) plus 180 basis points or the highest lawful rate. The Company paid a loan origination fee equal to 37.5 basis points of the line of credit. The loan is secured by 100% of the common stock of any company acquired by the Company or any of its subsidiaries if the line of credit is used for any part of an acquisition.

On October 1, 2004, the Company entered into a Second Amendment to the Loan Agreement that converted into a term loan a $30 million advance against the line of credit made for the purpose of acquiring Security Plan. Under the term loan, the Company is required to repay the principal portion of the loan in ten semi-annual installments of $3,000,000 beginning on May 1, 2005, with the final installment of principal and any accrued and unpaid interest on November 1, 2009. Interest on the unpaid principal balance of the loan was required to be paid on the fifth day of each month following the end of the fiscal quarter of the Company. The interest rate is equal to a 30-day LIBOR plus 1.8% per year. In connection with the acquisition of Security Plan, the Company’s borrowed funds on its term loan were loaned to CICA.

After funding the term loan, the Company’s line of credit had been drawn down to zero. Under the Amended Loan Agreement, upon any prepayment or repayment of the term loan described above, the line of credit will be reinstated to an aggregate amount equal to the difference between (a) $30 million minus (b) the aggregate outstanding principal amount under the term loan.

Because CICA is an insurance company formed under the laws of Colorado, under the subordinated debenture, any principal and accrued interest is not a legal liability of CICA until repayment of interest or principal has received the prior written approval of the Commissioner of Insurance for the State of Colorado. CICA pledged 100% the stock of Security Plan to the bank as collateral.

In April 2005, the term loan was paid off and the line of credit restored to the $30,000,000 level.

(4)	Segment Information

Historically, the Company has had three reportable segments: International Life Business, Domestic Health Business and Domestic Life Business. During 2004, following the acquisition of Security Plan, a new segment, Home Service Business, was established.

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

Geographic Areas - The following summary represents financial data of the Company’s continuing operations based on their location.

	Three months ended March 31,
	2005	2004
Revenues:
U.S.	$18,114,539	$4,513,850
Non-U.S.	17,282,138	15,591,113

Total Revenues	$35,396,677	$20,104,963

The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company’s reportable segments for the periods indicated is as follows:

	Three months ended March 31,
	2005	2004
Revenue, excluding net investment income and realized gains:
Domestic Life	$4,366,091	$3,423,348
Domestic Health	180,695	211,857
International Life	14,884,731	12,556,218
Home Service Business	9,790,021	0

Total consolidated revenue, excluding net investment income and realized gain on investments	$29,221,538	$16,191,423

Net investment income:
Domestic Life	$728,968	$869,842
Domestic Health	0	0
International Life	2,386,407	3,004,486
Home Service Business	2,990,637	0

Total consolidated net investment income	$6,106,012	$3,874,328

Amortization expense:
Domestic Life	$844,109	$1,049,172
Domestic Health	0	7,774
International Life	1,464,091	2,316,370
Home Service Business	812,826	0

Total consolidated amortization expense	$3,121,026	$3,373,316

Realized gain on sale of investments and other assets:
Domestic Life	$3, 360	$8,804
Domestic Health	0	0
International Life	11,000	30,408
Home Service Business	54,767	0

Total consolidated realized gain on sale of investments and other assets	$69,127	$39,212

Income (loss) before Federal income tax:
Domestic Life	$(268,826)	$(139,319)
Domestic Health	32,141	(605,915)
International Life	2,676,958	1,221,828
Home Service Business	911,948	0

Total consolidated income before Federal income tax	$3,352,222	$476,594

	March 31, 2005	December 31, 2004
Assets:
Domestic Life	$132,727,725	$123,160,286
Domestic Health	15,405,896	14,295,390
Home Service Business	301,644,203	298,396,206
International Life	230,947,735	225,359,680

Total	$680,725,559	$661,211,562

Major categories of premiums and annuity and universal life considerations are summarized as follows:

	Three months ended	Three months ended
	March 31, 2005	March 31, 2004
Premiums and universal life considerations:
Ordinary life	$17,654,192	$14,793,838
Annuity and universal life	795,373	917,237
Group life	159,090	115,907
Accident and health	180,695	211,857
Home service business	9,790,021	0

Total premiums	$28,579,371	$16,038,839

(5)	Accumulated Other Comprehensive Income (Loss)

For the three months ended March 31, 2005, the other comprehensive income amounts included in total comprehensive income consisted of unrealized losses on investments in fixed maturities and equity securities available-for-sale of $2,720,687 net of tax and for the same period in 2004 unrealized gains of $1,497,702. Total comprehensive loss for the three months ended March 31, 2005 was $361,201 and for the same period in 2004 total comprehensive income of $1,869,445.

(6)	Earnings Per Share

Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the three months ended March 31, 2005, were 38,369,917. The weighted average shares outstanding for the three months ended March 31, 2004, were 38,317,079. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% stock dividend paid in 2004. The 2004 stock dividend resulted in the issuance of 2,690,039 Class A shares (including 191,722 shares in treasury) and 61,246 Class B shares.

On March 4, 2004 at a special meeting of the Company’s shareholders the Company’s Articles of Incorporation were amended to increase the number of authorized shares of its Class A and Class B common stock from 50,000,0000 to 100,000,000 and from 1,000,000 to 2,000,000, respectively. In addition, a class of 25,000,000 shares of preferred stock was authorized to be available for future issuance in series with terms and preferences designated by the Company’s Board of Directors. On March 4, 2004, at a special meeting of the Company’s shareholders, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of its Class A and Class B common stock from 50,000,000 to 100,000,000 and from 1,000,000 to 2,000,000, respectively. In addition, a class of 25,000,000 shares of preferred stock was authorized to be available for future issuance in series with terms and preferences designated by the Company’s Board of Directors. The Company completed a private placement of $12.5 million of Series A-1 Convertible Preferred Stock in July 2004. In addition, on September 30, 2004, the Company declared its initial 4% dividend to the Series A-1 Convertible Preferred Stock shareholders. On December 31, 2004, the Company paid the second quarterly dividend, consisting of 20,948 shares of its Class A common stock valued at $133,439. The Company paid the initial dividend in early October 2004 by issuing 19,396 shares of its Class A common stock valued at $115,794. On March 31, 2005, the Company paid the third quarterly dividend, consisting of 23,536 shares of its Class A common stock valued at $130,860.

The following table sets forth the computation of basic and dilutive earnings per share:

	Three months ended
	March 31,
	2005	2004
Basic and diluted income per share:
Numerator:
Net income	$2,359,486	$371,743
Less: Preferred stock dividend	(130,860)	—
Accretion of deferred issuance costs and discounts on preferred stock	(363,900)	—

Net income to common stockholders	$1,864,726	$371,743

Denominator:
Weighted average shares outstanding	38,369,917	38,317,079

Basic and diluted income per share	$0.05	$0.01

The effects of Series A-1 Convertible Preferred Stock and warrants are antidilutive; therefore, diluted loss per share is reported the same as basic loss per share. The Series A-1 Convertible Preferred Stock is antidilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the three months ended March 31, 2005 per common stock obtainable on conversion exceeds basic income per share. The warrants are antidilutive because the exercise price is in excess of the average Class A common stock market price for the three months ended March 31, 2005.

(7)	Accounting Pronouncements

In 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” nor does it address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” SFAS 123 as amended is effective for interim reporting periods beginning after June 30, 2005. However, in 2005, the SEC has issued a rule that will allow the Company to adopt the provisions of SFAS 123, as amended, at the beginning of the first annual period starting after June 15, 2005. The Company does not anticipate the revision of SFAS No. 123 will have a material effect on the financial position, results of operations or liquidity of the Company.

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

Recent decisions from the Texas Supreme Court indicate a more defense-oriented approach to class certification cases, especially in class action cases encompassing claimants from more than one state or jurisdiction. Although a decision is not expected until sometime in the third quarter of 2005, the Company expects the Supreme Court of Texas will ultimately rule in the Company’s favor, decertify the class and remand the matter to district court for further action. During the time of the Company’s appeal to the Texas Supreme Court, there are no further district court proceedings in the case. The Company is unable to determine the potential magnitude of the claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although the Company would expect a significant adverse financial impact from any final class action judgment.

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Three months ended March 31, 2005 and 2004

Overview

In 2004, the Company achieved several milestones. Production of new ordinary life premium increased to record levels during the year. Additionally, the acquisition of Security Plan in October added a substantial amount of U.S. revenues as well as creating a new marketing division, home service life, from which to further expand the Company’s U.S. presence.

The Company’s book of accident and health business, which had been a source of significant overhead and attention was ceded of through a reinsurance arrangement that was signed in March 2004 under which the majority of the in force accident and health business was ceded to another reinsurer effective January 1, 2004. This cession lowered overhead and removed the inherent volatility of the accident and health business.

In 2005, management expects to focus on the conversion of Security Plan to the data processing system used by the Company. Additionally, implementation of the Sarbanes-Oxley Section 404 evaluation was deferred for Security Plan until 2005. The Company will begin the documentation and testing required in June 2005. Additionally, the Company is moving to consolidate insignificant or dormant subsidiaries in order to take advantage of economics of scale and achieve expense reductions.

Management continues to seek acquisitions that can add value to the Company. Because of the growth in the Company’s asset base and level of capital, management is exploring opportunities for larger acquisition transactions (those in the $50 million to $100 million purchase price range). A $30 million line of credit was negotiated with Regions Bank during the first quarter of 2004 in order to permit the Company to pursue larger transactions.

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

International Operations

The acceptance of applications for U.S. dollar-denominated ordinary whole life insurance from high net worth foreign nationals has been the core business for the Company for the past 30 years. Our niche allows the Company to participate in a marketplace where the policies are typically large face amounts, the premiums are paid annually, the persistency is high compared to U.S. policies, the mortality is as good as or better than that experienced in the United States, the caliber of the marketers from whom applications are received for consideration is higher and more professional than that typically seen in the U.S., and there is no advancing of commissions to producers. Overall, we expect our international operations to continue to expand. The number of independent marketers contracted has grown over the past few years. Historically, the majority of such business was focused on Central and South America; however CICA has established relationships with a number of marketing organizations in the Pacific Rim and during 2004 received approximately $2 million in submitted premiums from that region Our foreign life insurance operations are performed by our primary insurance subsidiary, Citizens Insurance Company of America (“CICA”).

Total premium income from the international market amounted to $14,825,000 during the first three months of 2005 compared to $12,556,000 for the same period of 2004. (See Note 4 of the “Notes to Consolidated Financial Statements” for an analysis of the International Life segment.)

U.S. Operations

The Company’s focus historically has been on the international market because of the key advantages described above. However, throughout the Company’s history, it has always written U.S. business, and through the acquisition of other U.S. life insurers, accumulated more than $11.3 million of annual U.S. life premium.

In 2000, management perceived an opportunity for the Company to serve middle-income American families through the sale of an ordinary whole life insurance product containing a no-load annuity benefit. This product was introduced in Texas in 2000. Since that time, the Company has sought the marketing management necessary to build a U.S. sales organization from scratch and to begin to write the product in volume. After several attempts to bring in such expertise, in early 2004, senior executives in the Company’s home office staff assumed this new management responsibility. We have begun emphasizing the development of a sales force comprised primarily of second career sales associates. Recent acquisitions, such as our acquisition of Mid-American Alliance Corporation in Missouri, have created opportunities to increase production. Mid American Century Life Insurance

Company, a Missouri-domiciled life insurer acquired in the acquisition of Mid-American Alliance Corporation, is writing approximately $1 million of annual life premium. Through this and other acquisitions, marketing operations are being conducted in several states.

Total U.S. life premium income and annuity and universal life considerations for the first quarter of 2005 amounted to $3,516,000 compared to $4,366,000 in the first quarter of 2004. Management intends to broaden the portfolio of ordinary whole life products available in the United States to include products similar to those available to overseas clients as well.

Home Service Operations

The acquisition of Security Plan created a new segment for the Company. Security Plan has focused on writing ordinary whole life insurance utilizing the home service marketing distribution method, whereby employee/agents working “routes” make regular collections of premiums from clients. This marketing method dates back to the creation of the life insurance industry in the United States and Security Plan utilizes approximately 390 agents to write and collect premiums. Because Security Plan was acquired on October 1, 2004, its activities are not included in first quarter 2004 results from operations.

Under the management of its previous owner, Security Plan had focused on limiting the amount of new business sold in order to maximize profits under regulatory accounting. As such, its book of premium revenues has decreased each year for the past five years. Management is optimistic that a new emphasis on sales can halt the shrinkage in the premium income and serve as a base from which to expand the home service or debit business. Security Plan is made up of books of business from more than 100 small life insurance carriers that it had acquired during its history. For the first quarter of 2005, Home Service premium revenues amounted to $9.8 million

Consolidated Results

The following table sets forth the Company’s net income for periods indicated:

Three Months		Net Income
Ended		Per Class A and B	Change from
March 31	Net Income	Shares	Previous Period

2005	$2,360,000	$0.05	543.4%
2004	$372,000	$0.01	209.7%

As further discussed below, increases in life premiums and net investment income contributed to the increased earnings in first quarter 2005 compared to first quarter 2004.

The Company entered into coinsurance agreements, effective January 1, 2004, and ceded approximately $15 million of its annual accident and health premium and corresponding benefits and claims. In consideration for these cessions, the Company made a closing settlement payment of $10,497,000 to the reinsurer in May 2004. Due to this cession, the Company also ceded its January 1, 2004 deferred policy acquisition costs, cost of customer relationships acquired and policy benefit reserves by $2,197,000, $2,886,000 and $14,960,000, respectively, and recorded an initial amount payable to the reinsurer of $10,440,000, resulting in a first quarter 2004 charge of $634,000 and a deferred gain of $72,000 that was amortized to earnings during 2004. The coinsurance agreements provide that this ceded business will revert to the reinsurer when parallel assumption reinsurance agreements are approved by the various state insurance departments holding jurisdiction. Such approval is expected during 2005. The Company also participates in future profits on the accident and health business subject to the coinsurance agreements over a 10-year period. During 2004, the Company’s share of profits amounted to approximately $800,000.

Total revenues for the first three months of 2005 were $35,397,000 compared to $20,105,000 in 2004, an increase of 76.1%. The inclusion of Security Plan in the first quarter of 2005 contributed $12.8 million of revenue.

Premiums and annuity and universal life considerations for first quarter increased to $28,579,000 in 2005 from $16,039,000 in 2004. The 2005 increase is attributable to the inclusion of Security Plan, which had $9,790,000 of premium income during the quarter, as well as the growth in premium income for CICA, who benefited from the large increase in new premiums written in 2004, as well as an increase in new business during 2005. First year issued and paid annualized life premium for CICA increased 33.2% from $4,045,000 in the first quarter of 2004 to $5,388,000 in 2005.

Net investment income increased 57.6% during first quarter 2005 to $6,106,000 from $3,874,000 during first quarter 2004. Security Plan’s inclusion added $2,991,000 to the 2005 results. Available yields remained low during the first part of 2005, with Treasury returns falling to two year lows. The Company continues to invest in bonds issued by public agencies that carry the implied full faith and credit of the Federal government, such as FNMA and FHLMC. These bonds typically have stated maturities of 15 years, but will carry a call feature (at par) that varies between three months and two years. All bonds purchased are at par or at a discount, so that the yield to call will be equal to or greater than the yield to maturity. By choosing to invest in these securities, the Company is exposed to reinvestment risk in the event that interest rates fall for an extended period because the securities will typically be called and the likelihood of increases in market value above par is unlikely because the expectation is that the bond will be called. Such events may require reinvestment of the proceeds at levels lower than the yields of the called bonds. Management believes the Company’s cash flow is strong enough to take advantage of opportunities for higher return, should those present themselves in the coming months. Currently, the Company has been able to earn returns in the 6% range on newly invested money, which are greater than its obligations on reserves and any annuity obligations, and substantially higher than available through the treasury market.

The change in future policy benefit reserves increased from $2,676,000 in first quarter 2004 to $5,598,000 in first quarter 2005. CICA’s life reserves increased $4.8 million in first quarter 2005 compared to an increase of $2.4 million in first quarter 2004 predominantly due to an increase in persistency on the Company’s international business. Security Plan’s operations added $512,000 to the 2005 increase.

Policyholder dividends increased 19% during first quarter 2005 to $870,000 from 2004 dividends of $731,000. Virtually all of CICA’s overseas policies are participating, and the improvement in persistency on the Company’s international business has contributed to the growth in dividends.

As noted in the table below, claims and surrenders increased 41.8% from $8,642,000 in first quarter 2004 to $12,254,000 in first quarter 2005. The 2005 increase primarily relates to the acquisition of Security Plan in October, 2004, as discussed above.

	Three months ended March 31,
	2005	2004
Death claims	$6,305,000	$1,918,000
Surrender expenses	3,710,000	4,955,000
Accident and health benefits	121,000	108,000
Endowments	1,909,000	1,534,000
Other policy benefits	209,000	127,000

Total claims and surrenders	$12,254,000	$8,642,000

Death benefits increased 228.7% from $1,918,000 in first quarter 2004 to $6,305,000 in first quarter 2005. Security Plan’s death claims totaled $4,326,000. Claims on the Company’s remaining books of business remained static or down slightly during early 2005. Because of the nature of Security Plan’s business, its incurred claims historically are higher than those incurred on the Company’s international business. CICA has historically adhered to an underwriting policy which requires thorough medical examinations on all applicants who are foreign residents, except children, regardless of age or face amount of the policy applied for, including x-rays and electrocardiograms. On all policies of $150,000 or more, inspection reports are required which detail the background, resources and lifestyle of the applicant. We have developed numerous contacts with whom our underwriters can validate information contained in applications, medical or inspection reports. CICA also retains only the first $100,000 of risk and cedes to other reinsurers the excess.

Accident and health benefits are nominal since the cession of the majority of the Company’s accident and health business in force according to coinsurance agreements effective January 1, 2004.

Endowment benefits increased 24.4% from $1,534,000 in first quarter 2004 to $1,909,000 in first quarter 2005. CICA has a series of international policies that carry an immediate endowment benefit of an amount elected by the policyowner. This endowment is factored into the premium of the policy and is paid annually. Like policy dividends, endowments are factored into the premium and as such the increase should have no adverse impact on profitability.

Policy surrenders decreased 25.1% in 2005 to $3,710,000 from $4,955,000 in the first quarter of 2004. The relative policy size of Security Plan’s business coupled with the nature of the policies is such that surrenders on that book of business are relatively low. However, the inclusion of Security Plan in 2005 added $411,000 in surrender benefits to the 2005 results. Lower surrenders on the First Alliance book of business as well as improved persistency on the Company’s international business contributed to the decrease in surrenders.

Other policy benefits amounted to $209,000 for the first quarter of 2005, compared to $127,000 for the first quarter of 2004. These benefits are comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits.

During 2005, commissions increased 86.7% to $7,046,000 from $3,773,000 in 2004 primarily due to Security Plan’s inclusion. Commissions paid by Security plan during the first quarter of 2005 totaled $2,480,000. Additionally, CICA’s commissions were higher in 2005 as a result of the increase in issued new business described above.

Underwriting, acquisition and insurance expenses increased 124.7% to $7,719,000 in first quarter 2005 compared to $3,436,000 in first quarter 2004. The increase is largely attributable to Security Plan, whose expenses were approximately $3,220,000 in the first three months of 2005, coupled with the expenses incurred in the conversion process and approximately $330,000 of interest expense on the Company’s term loan.

Capitalized deferred policy acquisition costs increased 37.9% from $3,642,000 in first quarter 2004 to $5,021,000 in first quarter 2005 primarily related to the increase in new life production discussed above. Security Plan’s capitalized expenses were $533,000. Amortization of these costs was $1,971,000 and $2,649,000, respectively, in the first quarters of 2005 and 2004. The improvement in persistency contributed to the slowdown in amortization during 2005.

Amortization of cost of customer relationships acquired and other intangibles increased from $725,000 in the first quarter of 2004 to $1,150,000 in the first quarter of 2005. Amortization of these items related to the Security Plan acquisition was $777,000 in 2005.

Liquidity and Capital Resources

Stockholders’ equity at March 31, 2005 was $134,406,000 compared to $135,131,000 at December 31, 2004. Unrealized losses on the Company’s bond portfolio, net of tax, offset the income earned during the period.

Invested assets decreased to $462,767,000 at March 31, 2005 from $475,802,000 at year-end 2004. The decrease related to call activity in the first quarter of 2005 that management chose to accumulate for the purpose of retiring the outstanding term loan. Fixed maturities are categorized into two classifications: fixed maturities held-

to-maturity, which are valued at amortized cost, and fixed maturities available-for-sale which are valued at fair value. Fixed maturities available-for-sale and fixed maturities held-to-maturity were 92.3% and 1.6%, respectively, of invested assets at March 31, 2004. Fixed maturities held to maturity, amounting to $7,546,000 at March 31, 2005, consist of U.S. Treasury and U.S. government agency securities. Management has the intent and believes we have the ability to hold the securities to maturity.

Policy loans comprised 5.3% of invested assets at March 31, 2005 compared to 5.1% at December 31, 2004. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.

Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at March 31, 2005 and December 31, 2004. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2005, we intend to continue to utilize high grade commercial paper as cash management tools to minimize excess cash balances and enhance returns.

In the wake of bankruptcy filings by large corporations in 2000-2001, concern was raised regarding the use of certain off-balance sheet special purpose entities such as partnerships to hedge or conceal losses related to investment activity. We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any description, and we do not use such investments to hedge our investment positions.

The NAIC has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other factors into account to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At March 31, 2005 and December 31, 2004, all of the Company’s insurance subsidiaries were above required minimum levels.

During the first quarter of 2005, we continued to engage in discussions with the investment banking community regarding raising additional equity capital. Should we decide to pursue equity capital, the purpose would be to utilize the proceeds to pursue acquisitions. Management believes the Company has sufficient capital for its long-term operating needs; however, management may pursue additional equity capital to finance larger acquisitions.

The Company signed a revolving line of credit agreement from Regions Bank for a $30 million credit facility for use in acquisitions in March 2004. On October 1, 2004, the Company entered into a Second Amendment to the Loan Agreement that converted into a term loan its $30 million advance against the line of credit made in connection with the acquisition of Security Plan. The loan was repaid in April of 2005.

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

The Company has committed to the following contractual obligations as of March 31, 2005 with the payments due by the period indicated below:

	Less than	1 to 3	3 to 5	More than
Contractual Obligation	Total	1 year	years	years	5 years
Operating leases	$1,048,000	$500,000	$512,000	$36,000	$—
Other	525,000	300,000	225,000	—	—

Total operating leases and other	$1,573,000	$800,000	$737,000	$36,000	$—

Future policy benefit reserves:
Life insurance	$419,736,000	$156,000	$876,000	$8,219,000	$410,485,000
Annuities	17,982,000	4,445,000	2,711,000	4,944,000	5,882,000
Accident and health	12,298,000	12,298,000	—	—	—

Total future policy benefit reserves	$450,016,000	$16,899,000	$3,587,000	$13,163,000	$416,367,000

Policy claims payable:
Life insurance	$7,087,000	$7,087,000	—	—	—
Accident and health	2,116,000	2,116,000	—	—	—

Total policy claims payable	$9,203,000	$9,203,000	$—	$—	$—

Note payable	$30,000,000	$6,000,000	$12,000,000	$12,000,000	$—

Convertible preferred stock	$6,265,000	$—	$—	$6,265,000	$—

Total contractual obligations	$497,057,000	$32,902,000	$16,324,000	$31,464,000	$416,367,000

The payments related to the future policy benefits and policy claims payable reflected in the table above have been projected utilizing assumptions based upon the Company’s historical experience and anticipated future experience.

Financial Accounting Standards

See Note 7 of our Consolidated Financial Statements for a discussion of recently promulgated accounting standards and interpretations, which we have adopted, and our estimates of their impact upon us.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, mortgage loans on real estate and policy loans, all of which comprised almost 99% of our investment portfolio as of December 31, 2004 and March 31, 2005. These investments are mainly exposed to changes in treasury rates. Our fixed maturities investments include U.S. government bonds, securities issued by government agencies, and corporate bonds. Approximately 94.6% of the fixed maturities we owned at December 31, 2004 and March 31, 2005 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government .

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

March 31, 2005

Decreases in Interest Rates			Increases in Interest Rates
300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
Points	Points	Points	Points	Points	Points
$ 70,051,000	$47,049,000	$27,462,000	$(17,847,000)	$(42,095,000)	$(65,104,000)

December 31, 2004

Decreases in Interest Rates			Increases in Interest Rates
300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
Points	Points	Points	Points	Points	Points
$ 69,321,000	$47,412,000	$28,368,000	$(20,298,000)	$(48,702,000)	$(74,613,000)

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

There are no fixed maturities or other investments that we classify as trading instruments. At March 31, 2005 and December 31, 2004, there were no investments in derivative instruments.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value equity securities we hold as investments. However, our equity investments portfolio was less than 1% of our total investments at March 31, 2005 and December 31, 2004. Thus, we believe that significant decreases in the equity markets would have an immaterial impact on our total investment portfolio. See also. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The material weakness relates to the inadequate and ineffective management oversight and review of the Company’s financial reporting process. Specifically, the Company did not revise its management oversight and review protocols to address changes in the qualifications of personnel performing financial reporting functions, and did not provide for effective cross-training of personnel performing financial reporting functions. As a result, numerous material errors were identified in the Company’s annual financial statement footnotes. These errors were corrected prior to issuance of the Company’s 2004 consolidated financial statements.

The aforementioned material weakness in internal control over financial reporting resulted in more than a remote likelihood that the Company’s financial statements could have been materially misstated. The conditions identified at December 31, 2004 remained at March 31, 2005.

(b) Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The conditions identified at December 31, 2004 remained at March 31, 2005.

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

In order to address the findings of our internal control assessment, we are implementing the following improvements to our internal controls and procedures in the financial accounting area which we believe will improve our internal control over financial reporting in future periods:

•	Hiring a new Vice President, Financial Reporting and Tax, with significant experience in U.S. GAAP and SEC reporting who will be responsible for the preparation and supervision of the Company’s financial statements. This individual will report directly to the Chief Financial Officer. In addition, we plan on assuring that at least one other person is fully trained and experienced to step in and perform the duties of the Vice President, Financial Reporting and Tax if he should, for any reason, be unable to do so.

•	Hiring new personnel to work with the Vice President, Financial Reporting and Tax to develop additional expertise in U.S. GAAP and SEC reporting and to insure that adequate depth is developed in the Company’s financial reporting area.

•	Strengthening the process of work paper review by senior members of management to ensure the completeness and accuracy of supporting work papers and schedules, including formalized sign-off processes.

•	Additional training of accounting department personnel in U.S. GAAP and SEC reporting.

•	Adopt procedures to seek a more thorough and timely review process by senior management of the financial statement process.

We believe these efforts will address the material weakness identified by management during its assessment of internal control over financial reporting.

Additionally, during 2005, management must evaluate, test and report on the internal controls over financial reporting at Security Plan. Management expects to begin this process during the second quarter of 2005, as well as the continuation of reviewing and updating of the findings of the 2004 evaluation. Effective January 1, 2005, the Company’s book of accident and health business is being administered by the reinsurer. Should the assuming reinsurer of the accident and health business not complete the assumption process during 2005, the Company must evaluate the internal controls of the assuming company during the course of 2005.

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

Item 2.	Changes in Securities

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders during the first calendar quarter of 2005.

Item 5.	Other Information

None.

Item 6.	Exhibits

(A) Exhibits

3.1	Restated and Amended Articles of Incorporation (a)
3.2	Bylaws (b)
3.3	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock. (j)
10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A.(c)
10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (d)
10.3	Plan and Agreement of Exchange between Citizens, Inc. and Combined Underwriters Life Insurance Company (e)
10.4	Plan and Agreement of Exchange between Citizens, Inc. and Lifeline Underwriters Life Insurance Company (f)
10.5	Plan and Agreement of Merger among Citizens, Inc., Citizens Acquisition, Inc. and First Alliance Corporation (g)
10.6	Plan and Agreement of Merger between Citizens, Inc., Citizens Acquisition, Inc. and Mid-American Alliance Corporation (h)
10.12(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC. (j)
10.12(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC. (j)
10.12(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (j)
10.12(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (j)
10.12(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (j)
10.12(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (j)
10.12(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (j)
10.12(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (j)
10.12(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (j)
10.12(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (j)
10.12(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (j)
10.12(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and The Shemano Group, Inc. (j)
11.0	Statement re: Computation of per share earnings (i)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	Press Release of July 12, 2004 relating to the announcement by Citizens, Inc. of its completion of a private placement of its Series A-1 and A-2 Senior Convertible Preferred Stock with four independent institutional investors (j)

*	Filed herewith.

(a)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33- 59039, filed with the Commission on May 2, 1995.

(c)	Filed as exhibit 10.8 with the Registration Statement on Form S-4., SEC File No. 333- 16163, filed on or about November 14, 1996.

(d)	Filed as exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(e)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002 and incorporated herein by reference.

(f)	Filed as Appendix B with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(g)	Filed as Appendix A of the Registration Statement on Form S-4, Registration No. 333-102016 dated December 19, 2002, and incorporated herein by reference.

(h)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-106128 dated June 13, 2003, and incorporated herein by reference.

(i)	See Note 6 to the Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Form 10-Q

(j)	Filed with the Registrant’s Periodic Report on Form 8-K on July 15, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.
By:	/s/ Rick D. Riley
Rick D. Riley
Chief Executive Officer

By:	/s/ Mark A. Oliver
Mark A. Oliver
President and Treasurer (Principle Accounting Officer)

Date: May 13, 2005

EXHIBIT INDEX

Exhibits

3.1	Restated and Amended Articles of Incorporation (a)
3.2	Bylaws (b)
3.3	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock. (j)
10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A.(c)
10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (d)
10.3	Plan and Agreement of Exchange between Citizens, Inc. and Combined Underwriters Life Insurance Company (e)
10.4	Plan and Agreement of Exchange between Citizens, Inc. and Lifeline Underwriters Life Insurance Company (f)
10.5	Plan and Agreement of Merger among Citizens, Inc., Citizens Acquisition, Inc. and First Alliance Corporation (g)
10.6	Plan and Agreement of Merger between Citizens, Inc., Citizens Acquisition, Inc. and Mid-American Alliance Corporation (h)
10.12(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC. (j)
10.12(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC. (j)
10.12(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (j)
10.12(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (j)
10.12(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (j)
10.12(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (j)
10.12(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (j)
10.12(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (j)
10.12(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (j)
10.12(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (j)
10.12(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (j)
10.12(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and The Shemano Group, Inc. (j)
11.0	Statement re: Computation of per share earnings (i)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	Press Release of July 12, 2004 relating to the announcement by Citizens, Inc. of its completion of a private placement of its Series A-1 and A-2 Senior Convertible Preferred Stock with four independent institutional investors (j)

*	Filed herewith.

(a)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33- 59039, filed with the Commission on May 2, 1995.

(c)	Filed as exhibit 10.8 with the Registration Statement on Form S-4., SEC File No. 333-16163, filed on or about November 14, 1996.

(d)	Filed as exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(e)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002 and incorporated herein by reference.

(f)	Filed as Appendix B with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(g)	Filed as Appendix A of the Registration Statement on Form S-4, Registration No. 333-102016 dated December 19, 2002, and incorporated herein by reference.

(h)	Filed as Appendix A with the Registrant’s Registration Statement of Form S-4, Registration No.333-106128 dated June 13, 2003, and incorporated herein by reference.

(i)	See Note 6 to the Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Form 10-Q

(j)	Filed with the Registrant’s Periodic Report on Form 8-K on July 15, 2004 and incorporated herein by reference.