Form 10-Q
period 2005-06-30
CITIZENS INC
filed 2005-08-10
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange.
☑ Yes ☐ No
     As of August 1, 2005, the Registrant had 37,479,019 shares of Class A common stock, no par value, outstanding and 936,181 shares of Class B common stock, no par value, outstanding.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
INDEX

Page
Number
Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Position, June 30, 2005 (Unaudited) and December 31, 2004	3

Consolidated Statements of Operations, Three Months Ended June 30, 2005 and 2004 (Unaudited)	5

Consolidated Statements of Operations, Six Months Ended June 30, 2005 and 2004 (Unaudited)	6

Consolidated Statements of Cash Flows, Six Months Ended June 30, 2005 and 2004 (Unaudited)	7

Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	35

Part II. Other Information	38
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
June 30, 2005 and December 31, 2004

	(Unaudited)
	June 30,	December 31,
	2005	2004
Assets

Investments:

Fixed maturities held-to-maturity, at amortized cost (fair value $9,487,768 in 2005 and $8,826,950 in 2004)	$7,576,870	$7,514,224
Fixed maturities available-for-sale, at fair value (cost $422,621,834 in 2005 and $441,528,337 in 2004)	427,377,616	440,052,698
Equity securities, available-for-sale, at fair value (cost $723,410 in 2005 and 2004)	1,059,089	1,063,917
Mortgage loans on real estate (net of allowance of $50,000 in 2005 and $250,000 in 2004)	612,445	349,611
Policy loans	24,135,820	24,316,468
Other long-term investments	1,861,538	2,505,025

Total investments	462,623,378	475,801,943

Cash and cash equivalents	30,338,719	31,720,787
Accrued investment income	5,667,213	6,113,474
Reinsurance recoverable	17,712,095	17,806,573
Deferred policy acquisition costs	62,706,967	56,335,361
Other intangible assets	2,331,069	2,331,069
Federal income tax recoverable	36,962	—
Cost of customer relationships acquired	42,408,650	44,904,581
Excess of cost over net assets acquired	12,401,990	12,401,990
Property, plant and equipment	7,690,401	8,797,445
Other assets	4,782,396	4,998,339

Total assets	$648,699,840	$661,211,562

See accompanying notes to consolidated financial statements.
(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
June 30, 2005 and December 31, 2004

	(Unaudited)
	June 30,	December 31,
	2005	2004
Liabilities and Stockholders’ Equity

Liabilities:
Future policy benefit reserves:
Life insurance	$425,645,778	$413,106,928
Annuities	18,399,775	16,913,432
Accident and health	12,400,492	13,604,150
Dividend accumulations	4,952,291	4,932,124
Premium deposits	8,899,412	7,938,529
Policy claims payable	8,394,731	8,282,508
Other policyholders’ funds	5,830,734	5,689,378

Total policy liabilities	484,523,213	470,467,049
Commissions payable	2,983,922	2,325,503
Federal income tax payable	—	1,307,249
Payable for securities in the process of settlement	4,750,000	7,052,398
Notes payable	—	30,000,000
Deferred Federal income tax	3,180,206	805,387
Liabilities for options and warrants	2,795,274	2,738,062
Other liabilities	2,603,501	5,483,564

Total liabilities	500,836,116	520,179,212

Cumulative convertible preferred stock – Series A-1 ($500 stated value, 50,000 shares authorized, 25,000 shares issued and outstanding in 2005 and 2004)	6,629,072	5,901,271

Stockholders’ Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 40,409,615 shares issued in 2005 and 40,364,332 in 2004, including shares in treasury of 2,930,596 in 2005 and 2004	198,530,258	198,266,955
Class B, no par value, 2,000,000 shares authorized, 936,181 shares issued and outstanding in 2005 and 2004	2,827,191	2,827,191
Retained deficit	(53,590,580)	(55,321,287)
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax	3,360,364	(749,199)

	151,127,233	145,023,660
Treasury stock, at cost	(9,892,581)	(9,892,581)

Total stockholders’ equity	141,234,652	135,131,079

Total liabilities and stockholders’ equity	$648,699,840	$661,211,562

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended June 30,
	2005	2004
Revenues:
Premiums	$27,592,963	$16,868,103
Annuity and universal life considerations	669,691	852,583
Net investment income	5,703,241	3,790,004
Realized gains	546,548	217,173
Increase in fair value of options and warrants	(491,618)	—
Other income	174,039	157,823

Total revenues	34,194,864	21,885,686

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,223,023	7,644,032
Increase in future policy benefit reserves	6,516,058	4,563,623
Policyholders’ dividends	1,206,932	998,824

Total insurance benefits paid or provided	20,946,013	13,206,479

Commissions	8,157,702	4,489,225
Other underwriting, acquisition and insurance expenses	6,342,176	4,182,936
Capitalization of deferred policy acquisition costs	(5,974,897)	(4,356,772)
Amortization of deferred policy acquisition costs	2,653,276	2,319,749
Amortization of cost of customer relationships acquired	1,346,005	635,254
Gain on coinsurance agreements	—	(23,848)

Total benefits and expenses	33,470,275	20,453,023

Income before Federal income tax	724,589	1,432,663

Federal income tax expense	362,264	547,715

Net income	$362,325	$884,948

Per Share Amounts:
Basic and diluted income per share of common stock	$0.00	$0.02

Weighted average shares outstanding	38,393,453	38,317,079

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Revenues:
Premiums	$55,376,961	$31,989,705
Annuity and universal life considerations	1,465,064	1,769,820
Net investment income	11,479,198	7,664,332
Realized gains	615,675	256,385
Increase in fair value of options and warrants	(57,212)	—
Other income	381,800	310,407

Total revenues	69,261,486	41,990,649

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	25,932,708	16,289,378
Increase in future policy benefit reserves	12,114,555	7,239,869
Policyholders’ dividends	2,077,100	1,730,013

Total insurance benefits paid or provided	40,124,363	25,259,260

Commissions	15,490,093	8,262,533
Other underwriting, acquisition and insurance expenses	13,445,894	7,619,171
Capitalization of deferred policy acquisition costs	(10,995,982)	(7,998,504)
Amortization of deferred policy acquisition costs	4,624,376	4,968,304
Amortization of cost of customer relationships acquired	2,495,931	1,360,015
Loss on coinsurance agreements	—	610,613

Total benefits and expenses	65,184,675	40,081,392

Income before Federal income tax	4,076,811	1,909,257

Federal income tax expense	1,355,000	652,566

Net income	$2,721,811	$1,256,691

Per Share Amounts:
Basic and diluted income per share of common stock	$0.05	$0.03

Weighted average shares outstanding	38,381,685	38,317,079

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,721,811	$1,256,691
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized gains on sale of investments and other assets	(615,675)	(256,385)
Loss on coinsurance agreements	—	610,613
Net deferred policy acquisition costs	(6,371,606)	(3,030,200)
Increase on fair value of options and warrants	57,212	—
Amortization of cost of customer relationships acquired and other intangibles	2,495,931	1,360,015
Depreciation	491,606	368,707
Deferred Federal income tax	257,637	(57,202)
Change in:
Accrued investment income	446,261	27,305
Reinsurance recoverable	94,478	(10,844,789)
Future policy benefit reserves	12,821,535	6,706,016
Other policy liabilities	1,234,629	(2,461)
Federal income tax	(1,344,211)	228,801
Commissions payable and other liabilities	(2,221,431)	(1,152,427)
Other, net	287,949	(235,212)

Net cash provided by (used in) operating activities	10,356,126	(5,020,528)

Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	14,379,300	18,609,707
Sale of equity securities, available-for-sale	—	37,500
Maturity of fixed maturities, available-for-sale	72,598,028	62,016,019
Purchase of fixed maturities, available-for-sale	(69,579,417)	(49,146,687)
Principal payments on mortgage loans	24,878	44,965
Sale of other long-term investments and property, plant and equipment	946,081	76,439
Mortgage loans funded	(287,712)	—
Decrease in policy loans, net	180,648	428,706
Purchase of other long-term investments and property, plant and equipment	—	(3,186,132)

Net cash provided by investing activities	18,261,806	28,880,517

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from financing activities:
Payoff of notes payable	$(30,000,000)	$—

Net cash used in financing activities	(30,000,000)	—

Net increase (decrease) in cash and cash equivalents	(1,382,068)	23,859,989

Cash and cash equivalents at beginning of period	31,720,787	15,016,254

Cash and cash equivalents at end of period	$30,338,719	$38,876,243

Supplemental:
Cash paid during the period for income taxes	$2,441,574	$480,967

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
On March 9, 2004, the Company entered into coinsurance agreements, effective January 1, 2004, ceding the majority of its accident and health premiums and corresponding benefits and claims. Due to this cession, the Company also ceded its January 1, 2004 deferred policy acquisition costs, cost of customer relationships acquired and policy benefit reserves of $2,197,434, $2,886,060 and $14,960,408, respectively, and recorded an initial amount payable to the reinsurer of $10,439,830, resulting in a loss of $634,461 and a deferred gain of $71,545. The deferred gain was fully amortized to earnings in 2004.
On July 12, 2004, the Company completed a private placement of $12.5 million of Series A-1 Senior Convertible Preferred Stock to four unaffiliated institutional investors. The Company initially recognized deferred issuance costs of $1,485,846, discounts on beneficial conversion features of $3,073,204 and discounts on fair value of options and warrants of $2,718,959, respectively. The Company has recognized accretion of those deferrals and discounts amounting to $679,280 in 2004 and $727,801 through the first six months of 2005. These discounts and deferrals have increased the carrying amount of the Convertible Preferred Stock in the statement of financial position. Additionally, dividends on the Preferred Stock were paid by issuing Class A common stock to the holders. These dividends amounted to $263,303 in the first six months of 2005.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
(1)	Financial Statements

The interim consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977, and its wholly-owned subsidiaries, Citizens Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Citizens USA Life Insurance Company (CUSA), Citizens National Life Insurance Company (CNLIC), First Alliance Insurance Company (FAIC), KYWIDE Insurance Management, Inc. (KYWIDE), Mid-American Alliance Corporation (Mid-American), Mid American Century Life Insurance Company (MACLIC), Security Alliance Insurance Company (SAIC), Security Plan Life Insurance Company (Security Plan or SPLIC), Security Plan Fire Insurance Company (SPFIC), Mid-American Associates Agency, Inc. (MAAAI), Mid-American Alliance Insurance Agency, Inc. (MAAIA) and Industrial Benefits, Inc. (IBI). Citizens and its consolidated subsidiaries are collectively referred to as “the Company,” “we,” or “our.”

During 2004, Citizens acquired Security Plan and its subsidiary, SPFIC. In addition, First Alliance Corporation and Alliance Insurance Management, a dormant subsidiary, were dissolved, and Combined Underwriters Life Insurance Company was renamed CNLIC. On March 1, 2005, FAIC was merged into CICA, and on April 1, 2005, MAAIA was sold for an immaterial amount.

The statement of financial position for June 30, 2005, the statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and the statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2005, and for comparative periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004, Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2005, are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the three month consolidated statement of operations for comparative purposes.

(2)	Coinsurance Agreements

On March 9, 2004, the Company entered into coinsurance agreements, effective January 1, 2004, and ceded approximately $15 million of its annual accident and health premium and corresponding benefits and claims. In consideration for these cessions, the Company had a liability for funds held under reinsurance agreements of $10,496,549 as of March 31, 2004 and made a closing settlement payment of this amount to the reinsurer in May 2004. Due to this cession, the Company also ceded its January 1, 2004 deferred policy acquisition costs, cost of customer relationships acquired and policy benefit reserve of $2,197,434, $2,886,060 and $14,960,408, respectively, and recorded an initial amount payable to the reinsurer of $10,439,830, resulting in a loss of $634,461 and a deferred gain of $71,545. The deferred gain was fully amortized to earnings in 2004. The Company also participates in future profits on the accident and health business subject to the coinsurance agreements over a 10-year period. For the first six months of 2005, there were no profits on the business. The coinsurance agreement provides that this ceded business will revert to the reinsurer when a parallel assumption reinsurance agreement is approved by the various state insurance departments holding jurisdiction. No approvals had been obtained as of June 30, 2005. At June 30, 2005, the Company was in negotiations with the assuming Company to sell the charter of CNLIC, which would negate the need for approval of a majority of the assumed business.

(3)	Revolving Line of Credit

On March 22, 2004, the Company entered into a revolving loan agreement with Regions Bank establishing a commitment for a line of credit of $30,000,000 that matured on March 22, 2005. It was extended at maturity until June 30, 2005. The line of credit has a maximum of $5,000,000 for general corporate purposes not related to acquisition of insurance companies and any borrowings up to the maximum for general corporate purposes are unsecured. The line of credit bears interest at the lesser of the thirty-day LIBOR (London InterBank Offered Rate) plus 180 basis points or the highest lawful rate. The Company paid a loan origination fee equal to 37.5 basis points of the line of credit. The loan is secured by 100% of the common stock of any company acquired by the Company or any of its subsidiaries if the line of credit is used for any part of an acquisition.

On October 1, 2004, the Company entered into a Second Amendment to the Loan Agreement that converted into a term loan a $30 million advance against the line of credit made for the purpose of acquiring Security Plan. Under the term loan, the Company was required to repay the principal portion of the loan in ten semi-annual installments of $3,000,000 beginning on May 1, 2005, with the final installment of principal and any accrued and unpaid interest on November 1, 2009. Interest on the unpaid principal balance of the loan was required to be paid on the fifth day of each month following the end of the fiscal quarter of the Company. The interest rate was equal to a 30-day LIBOR plus 1.8% per year. In connection with the acquisition of Security Plan, the Company’s borrowed funds on its term loan were loaned to CICA.

After funding the term loan, the Company’s line of credit had been drawn down to zero. Under the Amended Loan Agreement, upon any prepayment or repayment of the term loan described above, the line of credit will be reinstated to an aggregate amount equal to the difference between (a) $30 million minus (b) the aggregate outstanding principal amount under the term loan.

Because CICA is an insurance company formed under the laws of Colorado, under the subordinated debenture, any principal and accrued interest is not a legal liability of CICA until repayment of interest or principal has received the prior written approval of the Commissioner of Insurance for the State of Colorado. CICA pledged 100% of the stock of Security Plan to the bank as collateral.

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

The acquisition of SPLIC and SPFIC created a new segment for the Company. SPLIC has focused on writing ordinary whole life insurance utilizing the home service marketing distribution method, whereby employee/agents working “routes” make regular collections of premiums from clients. SPFIC also uses the home service method to write small fire policies on Louisiana residents. This marketing method dates back to the creation of the life insurance industry in the United States and SPLIC utilizes approximately 400 agents (approximately 300 of whom also represent SPFIC) to write and collect premiums.

Geographic Areas — The following summary represents financial data of the Company’s continuing operations based on their location.

	Three Months Ended June 30,
	2005	2004
Revenues:
U.S.	$14,095,971	$4,269,472
Non-U.S.	20,098,893	17,616,214

Total Revenues	$34,194,864	$21,885,686

The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company’s reportable segments for the periods indicated is as follows:

	Three Months Ended June 30,
	2005	2004
Revenues:
International Life	$20,098,893	$17,616,214
Home Service Business	12,760,181	—
Domestic Life	1,065,291	4,033,358
Domestic Health	270,499	236,114

Total Revenues	$34,194,864	$21,885,686

Revenue, excluding net investment income and realized gains:
International Life	$16,974,822	$14,387,194
Home Service Business	9,907,089	—
Domestic Life	792,665	3,255,201
Domestic Health	270,499	236,114

Total consolidated revenue, excluding net investment income and realized gain on investments	$27,945,075	$17,878,509

Net investment income:
International Life	$2,717,827	$3,056,672
Home Service Business	2,782,898	—
Domestic Life	202,516	733,332
Domestic Health	—	—

Total consolidated net investment income	$5,703,241	$3,790,004

Amortization expense:
International Life	$2,116,559	$2,262,401
Home Service Business	914,221	—
Domestic Life	968,501	700,376
Domestic Health	—	(7,774)

Total consolidated amortization expense	$3,999,281	$2,955,003

Realized gains on sale of investments and other assets:
International Life	$406,244	$172,348
Home Service Business	70,194	—
Domestic Life	70,110	44,825
Domestic Health	—	—

Total consolidated realized gains on sale of investments and other assets	$546,548	$217,173

	Three Months Ended June 30,
	2005	2004
Income (loss) before Federal income tax:
International Life	$506,155	$1,771,248
Home Service Business	1,124,452	—
Domestic Life	(1,015,725)	(323,601)
Domestic Health	109,707	(14,984)

Total consolidated income before Federal income tax	$724,589	$1,432,663

Major categories of premiums and annuity and universal life considerations are summarized as follows:

	Three Months Ended June 30,
	2005	2004
Premiums and annuity and universal life considerations:
Ordinary Life	$17,258,276	$16,516,081
Annuity and Universal Life	669,691	852,583
Group Life	159,090	115,908
Accident and Health	270,499	236,114
Home Service Business	9,905,098	—

Total premiums	$28,262,654	$17,720,686

Geographic Areas - The following summary represents financial data of the Company’s continuing operations based on their location:

	Six Months Ended June 30,
	2005	2004
Revenues:
U.S.	$32,133,280	$8,783,323
Non-U.S.	37,128,206	33,207,326

Total Revenues	$69,261,486	$41,990,649

The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company’s reportable segments for the periods indicated is as follows:

	Six Months Ended June 30,
	2005	2004
Revenues:
International Life	$37,128,206	$33,207,326
Home Service Business	25,595,606	—
Domestic Life	6,086,480	8,335,352
Domestic Health	451,194	447,971

Total Revenues	$69,261,486	$41,990,649

	Six Months Ended June 30,
	2005	2004
Revenue, excluding net investment income and realized gains:
International Life	$31,859,553	$26,943,412
Home Service Business	19,697,110	—
Domestic Life	5,158,756	6,678,549
Domestic Health	451,194	447,971

Total consolidated revenue, excluding net investment income and realized gains on investments	$57,166,613	$34,069,932

Net investment income:
International Life	$4,851,409	$6,061,158
Home Service Business	5,773,535	—
Domestic Life	854,254	1,603,174
Domestic Health	—	—

Total consolidated net investment income	$11,479,198	$7,664,332

Amortization expense:
International Life	$3,921,799	$4,578,771
Home Service Business	1,727,047	—
Domestic Life	1,471,461	1,749,548
Domestic Health	—	—

Total consolidated amortization expense	$7,120,307	$6,328,319

Realized gains on sale of investments and other assets:
International Life	$417,244	$202,756
Home Service Business	124,961	—
Domestic Life	73,470	53,629
Domestic Health	—	—

Total consolidated realized gains on sale of investments and other assets	$615,675	$256,385

Income (loss) before Federal income tax:
International Life	$2,841,964	$2,993,076
Home Service Business	2,036,401	—
Domestic Life	(943,402)	(462,920)
Domestic Health	141,848	(620,899)

Total consolidated income before Federal income tax	$4,076,811	$1,909,257

	June 30, 2005	December 31, 2004
Assets:
International Life	$244,281,528	$225,359,680
Home Service Business	278,570,431	298,396,206
Domestic Life	113,766,484	123,160,286
Domestic Health	12,081,397	14,295,390

Total	$648,699,840	$661,211,562

Major categories of premiums and annuity and universal life considerations are summarized as follows:

	Six Months Ended June 30,
	2005	2004
Premiums and annuity and universal life considerations:
Ordinary Life	$34,912,468	$31,309,919
Annuity and Universal Life	1,465,064	1,769,820
Group Life	318,180	231,815
Accident and Health	451,194	447,971
Home Service Business	19,695,119	—

Total premiums	$56,842,025	$33,759,525

(5)	Accumulated Other Comprehensive Income (Loss)

For the three and six months ended June 30, 2005, the other comprehensive income amounts included in total comprehensive income consisted of unrealized gains on investments in fixed maturities and equity securities available-for-sale of $6,830,250 and $4,109,563, respectively, net of tax, and for the same period in 2004 unrealized losses of $(5,252,461) and $(3,754,759), respectively, net of tax. Total comprehensive income for the three and six months ended June 30, 2005, was $7,192,575 and $6,831,374, respectively, net of tax, and for the same period in 2004, total comprehensive loss of $(4,367,513) and $(2,498,068), respectively, net of tax.

(6)	Earnings Per Share

Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the three and six months ended June 30, 2005, were 38,393,453 and 38,381,685, respectively. The weighted average shares outstanding for both the three and six months ended June 30, 2004, were 38,317,079. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% stock dividend paid in 2004. The 2004 stock dividend resulted in the issuance of 2,690,039 Class A shares (including 191,722 shares in treasury) and 61,246 Class B shares.

On March 4, 2004, at a special meeting of the Company’s shareholders, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of its Class A and Class B common stock from 50,000,000 to 100,000,000 and from 1,000,000 to 2,000,000, respectively. In addition, a class of 25,000,000 shares of preferred stock was authorized to be available for future issuance in series with terms and preferences designated by the Company’s Board of Directors. The Company completed a private placement of $12.5 million of Series A-1 Convertible Preferred Stock in July 2004. In addition, on September 30, 2004, the Company declared its initial 4% dividend to the Series A-1 Convertible Preferred Stock shareholders. On December 31, 2004, the Company paid the second quarterly dividend, consisting of 20,948 shares of its Class A common stock valued at $133,439. The Company paid the initial dividend in early October 2004 by issuing 19,396 shares of its Class A common stock valued at $115,794. On March 31, 2005, the Company paid the third quarterly dividend, consisting of 23,536 shares of its Class A common stock valued at $130,860. On June 30, 2005, the Company paid the fourth quarterly dividend, consisting of 21,712 shares of its Class A common stock valued at $132,443.

On July 6, 2005 one of the four investors exercised their right to purchase Series A-2 preferred shares. The Company issued 1,338 Series A-2 preferred shares and 52,544 cash warrants with an exercise price of $6.54, and received $1,250,000 in consideration thereof.

The following table sets forth the computation of basic and dilutive earnings per share:

	Three Months Ended
	June 30,
	2005	2004

Basic and diluted income per share:
Numerator:
Net income	$362,325	$884,948
Less: Preferred stock dividend	(132,443)	—
Accretion of deferred issuance costs and discounts on preferred stock	(363,901)	—

Net income (loss) to common stockholders	$(134,019)	$884,948

Denominator:
Weighted average shares outstanding	38,393,453	38,317,079

Basic and diluted income per share	$0.00	$0.02

	Six Months Ended
	June 30,
	2005	2004

Basic and diluted income per share:
Numerator:
Net income	$2,721,811	$1,256,691
Less: Preferred stock dividend	(263,303)	—
Accretion of deferred issuance costs and discounts on preferred stock	(727,801)	—

Net income to common stockholders	$1,730,707	$1,256,691

Denominator:
Weighted average shares outstanding	38,381,685	38,317,079

Basic and diluted income per share	$0.05	$0.03

The effects of Series A-1 Convertible Preferred Stock and warrants are antidilutive; therefore, diluted income per share is reported the same as basic income per share. The Series A-1 Convertible Preferred Stock is antidilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the three and six months ended June 30, 2005 per common stock obtainable on conversion exceeds basic income per share. The warrants are antidilutive because the exercise price is in excess of the average Class A common stock market price for the three and six months ended June 30, 2005.

(7)	Accounting Pronouncements

In 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” nor does it address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” SFAS 123 as amended is effective for interim reporting periods beginning after June 30, 2005. However, in 2005 the SEC has issued a rule that will allow the Company to adopt the provisions of SFAS 123, as amended, at the beginning of the first annual period starting after June 15, 2005. The Company does not expect the adoption of the revision of SFAS No. 123 to have a material affect on the financial position, results of operations or liquidity of the Company.

(8)	Legal Proceedings

On April 24, 2003, the Court of Appeals for the Third District of Texas affirmed in part and modified in part, a July 31, 2002, class action certification granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 styled Delia Bolanos Andrade, et al v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies offered or sold to certain non-U.S. residents by CICA when combined with a policy feature which allows policy dividends to be assigned to a non-U.S. trust for the purpose of accumulating ownership of our Class A common stock, as well as allowing the policy holder to make additional contributions to the trust, are actually “securities” that were offered or sold in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to a non-U.S. trust for the purchase of the Company’s Class A common stock. The remedy sought is rescission of the insurance premium payments. The Supreme Court of Texas granted the Company’s Petition for Review and heard oral arguments on the case on October 21, 2004. The Company believes the Plaintiffs’ claim under the Texas Securities Act is not valid and the class defined is not appropriate for class certification and does not meet the legal requirements for class action treatment under Texas law.

Recent decisions from the Texas Supreme Court indicate a more rigorous and scrutinizing approach to class certification cases, especially in class action cases encompassing claimants from more than one state or jurisdiction. Although a decision is not expected until sometime in the second half of 2005, the Company expects the Supreme Court of Texas will ultimately rule in the Company’s favor, decertify the class and remand the matter to district court for further action. During the time of the Company’s appeal to the Texas Supreme Court, there are no further district court proceedings in the case. The Company is unable to determine the potential magnitude of the claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although the Company would expect a significant adverse financial impact from any final class action judgment.

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We conduct operations as an insurance holding company emphasizing ordinary life insurance products in niche markets where we believe we can achieve competitive advantages. Our core operations include:
•	the issuance of ordinary life insurance in U.S. dollar denominated amounts to foreign nationals with significant net worth; and

•	offering final expense ordinary life insurance through the home service distribution channel in Louisiana.
     We also offer ordinary life insurance products to middle to low income individuals in the Midwest and southern U.S. We operate through three segments as follows:
     International Life. For the past 30 years, we have participated in the foreign marketplace through the issuance of U.S. dollar denominated ordinary whole life insurance to significant net worth foreign nationals. We make our insurance products available using independent marketing organizations and independent marketing consultants. The number of our producing independent consultants has expanded over the years in this segment to approximately 3,100, and we presently receive applications from more than 35 countries outside of the U.S. Historically, the majority of our international business has come from Latin America. However, in 2004 the Pacific Rim began to represent a meaningful and growing source of new business, and through the first six months of 2005 is the leading producer of new premiums.
     For the first six months of 2005, our International Life segment generated revenue of approximately $37.1 million which accounted for 53.6% of our total revenue. For the year ended December 31, 2004, this segment produced revenue of $72.9 million which accounted for 70.9% of our total revenue. Our strategy in operating this business segment is to increase new business written through our existing marketers as well as expand the number of countries from which we receive policy applications. Our international business grew at a double-digit pace during 2004, and this growth has continued in 2005. New annualized issued and paid premiums from the international market increased by more than 17% during 2004 compared to 2003, and has increased an additional 24.6% in the first half of 2005. The development of new markets in the Pacific Rim and the expansion of existing markets in Latin America were the primary contributors to the growth in this segment.
     Home Service Life. Through a subsidiary we acquired in October 2004, Security Plan, we provide final expense ordinary life insurance to middle to lower income individuals in Louisiana. Our policies in this segment are sold and serviced through the home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders.
     For the six months ended June 30, 2005, revenue from this segment was $25.6 million which accounted for 37.0% of our total revenue. For the year ended December 31, 2004, revenue from this segment was $12.3 million or 12% of our total revenue, although we only operated this segment for the fourth quarter as we entered into this business upon the acquisition of Security Plan. Our business strategy in this segment is to continue to serve existing customers in Louisiana as well as expand the business through new marketing management which we put in place in early 2005.
     Domestic Life. Through our Domestic Life segment, we provide ordinary whole life, credit life insurance, and final expense policies to middle income individuals in certain markets in the Midwest and southern U.S. The majority of our revenues in this segment are the result of acquisitions of domestic life insurance companies since 1987. We conduct our Domestic Life business through our four operating life insurance subsidiaries.
     During the first six months of 2005, revenue from this segment was $6.1 million, which was 8.8% of total revenue. For the year ended December 31, 2004, revenue from this segment was $16.8 million which was 16.3% of our total revenue. We continued the development of our domestic marketing operation during 2004. Marketing for new insurance premiums is active in Missouri, Illinois, Texas and Oklahoma. Our business strategy in this segment is to seek to expand the agency force through second career independent agents while also reviewing additional opportunities to add to the agency force through acquisitions of domestic life insurance companies. However, the progress in our domestic marketing program has been set back by higher than anticipated lapsation on the books of domestic business acquired through our purchases of First Alliance Insurance Company and Citizens National Life Insurance Company.
     We also expect to realize earnings from our investment portfolio. Companies in the life insurance industry earn profits on the investment float, which reflects the investment income earned on the premiums paid to the insurer between the time of receipt and the time benefits are paid out under policies. Changes in interest rates, changes in economic conditions and volatility in the capital markets can all impact the amount of earnings that we will realize from our investment portfolio.
Marketplace Conditions and Trends
     Described below are some of the significant recent events and trends affecting the life insurance industry and the possible effects they may have on our operations in the future.
•	As an increasing percentage of the world population reaches retirement age, we believe we will benefit from increased demand for living products rather than death products, as aging baby boomers will require cash accumulation to provide expenses to meet their lifetime needs. Our ordinary life products are designed for our policyowners to accumulate cash values to provide for living expenses in the insured’s later years while continuously providing a death benefit.
•	The volatility in the equity markets over the past few years has posed a number of problems for some companies in the life insurance industry. Even though the capital markets have recovered, not all companies have participated evenly in the recovery. We historically have had minimal equity exposure, including less than 1% of total invested assets as of June 30, 2005 and December 31, 2004, and we plan to continue to have minimal assets in equity investments in the future.

•	Corporate bond defaults and credit downgrades, which have resulted in other-than-temporary impairment in the value of many securities, have had a material impact on life insurers in the past few years. We have not incurred losses from bond defaults for many years. The majority of our investment portfolio is held in debt instruments carrying the implied full faith and credit of the U.S. Government. We intend to manage our investment portfolio conservatively in the future in these type of debt instruments.
•	Some life insurance companies have recently suffered significant reductions in capital and will have to improve their capital adequacy ratios to support their business or divest a portion of their business. We have not experienced any capital reductions and do not anticipate this trend will affect us.

•	Because of the trends described above coupled with increasing costs of regulatory compliance such as the Sarbanes-Oxley Act of 2002, we believe there is a trend towards consolidation of domestic life insurance companies. We believe this should be a benefit to our acquisition strategy because there should be more complementary acquisition candidates available for us to consider acquiring.

•	Many of the events and trends affecting the life insurance industry have had an impact on the life reinsurance industry. These events led to a decline in the availability of reinsurance. While we currently cede a limited amount of our primary insurance business to reinsurers, we may find it difficult to obtain reinsurance in the future, forcing us to seek reinsurers who are more expensive to us. If we cannot obtain affordable reinsurance coverage, either our net exposures will increase or we would have to reduce our underwriting commitments.

•	Recently announced governmental investigations and litigation alleging the illegal use of bid-rigging schemes and contingent commissions by insurance companies and brokers may adversely affect our industry and us by negatively impacting the level and volatility of stock prices of companies operating in the insurance industry. As a result of these investigations and litigation, industry regulation, practices and customs change in ways that are detrimental to our business strategy. We do not use “contingent” commissions or bids in our insurance operations.
Significant Recent Transactions
Acquisition of Security Plan
     The acquisition of Security Plan on October 1, 2004, was, at $85 million, the largest ever made by us, and it provides a profitable source of revenue and a solid asset base. We used our $30 million line of credit negotiated in March 2004 from Regions Bank to supplement available cash in completing the transaction. This debt was repaid in April 2005.
     Management continues to seek acquisitions that can add value to our Company, although at this time, the Company has no agreements or understandings with respect to any acquisition. Because of the growth in our asset base and level of capital, management expects to seek opportunities for larger acquisition transactions (those in the $50 million to $100 million purchase price range).

Cessation of Accident and Health Business
     Our book of accident and health business, which had been a source of significant overhead and attention, was ceded through a coinsurance arrangement that was signed in March 2004 under which the majority of the in force accident and health business was ceded to another reinsurer effective January 1, 2004. This cession lowered overhead and removed the inherent volatility of our accident and health business, and is discussed in further detail below.
     Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2004
Overview
     Total revenue from our International Life segment amounted to $20,099,000 during the second three months of 2005 compared to $17,616,000 for the same period of 2004 reflecting continued growth in new business. For the second quarter of 2005, Home Service revenues amounted to $12.8 million. Under the management of its previous owner, Security Plan had focused on limiting the amount of new business sold in order to maximize profits under regulatory accounting. As such, its book of premium income decreased each year for five years ended December 31, 2004. Management is optimistic that our new emphasis on sales can halt the shrinkage in the premium income and serve as a base from which to expand our home service business. Security Plan is made up of books of business from numerous small life insurance carriers that it had acquired during its history. In our Domestic Life segment, total U.S. life revenue for the second quarter of 2005 amounted to $1,065,000 compared to $4,033,000 in the second quarter of 2004, the decline attributable to higher lapsation on books of business acquired in previous purchases of domestic life insurance Companies.
Consolidated Results
     The following table sets forth our net income for periods indicated:

Quarter		Net Income
Ended	Net Income	Per Class A and B
June 30	(In thousands)	Common Share
2005	$362	$0.00
2004	885	0.02
     As further discussed below, increases in amortization of costs of customer relationships acquired and updating of assumptions used to compute fair value of options and warrants contributed to the decreased earnings in the second quarter of 2005 compared to the second quarter of 2004.
     Total revenues for the second three months of 2005 were $34,195,000 compared to $21,886,000 in the like period of 2004, an increase of 56%. The inclusion of our Home Service Life subsidiary, Security Plan, in the second quarter of 2005 contributed $12.8 million of revenue.
     Premium Income. Premium income (including annuity and universal life considerations) for the second quarter of 2005 increased to $28,263,000 from $17,721,000 in the second quarter of 2004. The 2005 increase was attributable to the inclusion of Security Plan, which had $9,905,000 of premium income during the quarter, as well as the growth in premium income in our International Life segment, which benefited from an increase in new business during 2005. First year issued and paid annualized life premium for this segment increased 24.6% from $6,566,000 in the second quarter of 2004 to $8,181,000 in 2005.
     Net Investment Income. Net investment income increased 50.5% during the second quarter of 2005 to $5,703,000 compared to $3,790,000 during the second quarter of 2004. Our Home Service Life segment’s inclusion added $2,783,000 to the 2005 results. Available returns were lower during the second quarter of 2005 compared to the like quarter of 2004, with Treasury returns falling to two year lows. We continue to invest in bonds issued by public agencies that carry the implied full faith and credit of the Federal government, such as FNMA and FHLMC. Additionally, approximately $30 million of cash was used to repay the Regions Bank loan in April 2005.
     Realized Gains. We sold an airplane we owned in the second quarter of 2005 for a gain of $447,000. We do not expect a transaction of this type to occur for the foreseeable future.
     Reserves. The change in future policy benefit reserves increased from $4,564,000 in the second quarter of 2004 to $6,516,000 in the second quarter of 2005, or 42.8%. Our life reserves increased predominantly due to an increase in persistency on our international business. Our Home Service Life segment added $607,000 to the 2005 increase.
     Policy Dividends. Policyholder dividends increased 21% during the second quarter 2005 to $1,207,000 from dividends of $999,000 in the second quarter of 2004. Virtually all of our policies on foreign nationals are participating, and the improvement in persistency on our international business has contributed to the growth in dividends.
     Claims and Surrenders. As noted in the table below, claims and surrenders increased 73.0% from $7,644,000 in the second quarter of 2004 to $13,223,000 in the second quarter 2005. The 2005 increase primarily related to the acquisition of Security Plan which was not reflected in the first quarter 2004 results of operations.

	Three Months Ended June 30,
	2005	2004
	(In thousands)
Death claims	$5,837	$1,385
Surrender benefits	4,438	4,210
Endowments	2,138	1,824
Accident and health benefits	125	30
Other policy benefits	685	195

Total claims and surrenders	$13,223	$7,644

     Death benefits increased 321.4% from $1,385,000 in the second quarter of 2004 to $5,837,000 in the second quarter of 2005. The 2005 death claims of our Home Service Life segment totaled $4,068,000, which accounted for most of the increase. Claims on our remaining books of business remained static or increased slightly during 2005. Because of the nature of our Home Service Life business, incurred claims historically are higher than those incurred on our international business.
     Policy surrenders increased 5.4% in 2005 to $4,438,000 from $4,210,000 in the second quarter of 2004. The relative policy size of our Home Service Life business coupled with the nature of the policies is such that surrenders on that book of business are relatively low. However, the inclusion of this segment in 2005 added $375,000 in surrender benefits to the 2005 results. Lower surrenders on the book of business of a domestic insurance subsidiary acquired in 2003 as well as improved persistency on our international business contributed to the decrease in surrenders.
     Endowment benefits increased 17.2% from $1,824,000 in the second quarter of 2004 to $2,138,000 in the second quarter of 2005. We have a series of international policies that carry an immediate endowment benefit of an amount elected by the policy owner. This endowment is factored into the premium of the policy and is paid annually. Like policy dividends, endowments are factored into the premium and as such the increase should have no adverse impact on profitability.
     Accident and health benefits have been nominal since the cession of the majority of our accident and health business in force according to coinsurance agreements effective January 1, 2004.

     Other policy benefits amounted to $685,000 for the second quarter of 2005, compared to $195,000 for the second quarter of 2004. These benefits are comprised of Home Service casualty claims, supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits. The 2005 increase compared to 2004 was due to Home Service casualty claims of $534,000, which are not in the 2004 results.
     Commissions. Commissions increased 81.7% for the quarter ended June 30, 2005 to $8,158,000 from $4,489,000 in the second quarter of 2004 primarily due to the inclusion of our Home Service Life segment in 2005. Commissions paid by our Home Service Life segment during the second quarter of 2005 totaled $3,064,000. The remainder of the increase was due substantially to the increase in new business in our International Life segment described above.
     Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses increased 51.6% to $6,342,000 in second quarter 2005 compared to $4,183,000 in second quarter 2004. The increase was largely attributable to our Home Service Life segment, whose expenses were approximately $2,523,000 in the second three months of 2005. Additional expenses included costs incurred in the conversion process of Security Plan’s data processing system to our Company system and approximately $330,000 of interest expense on our term loan which was repaid during the quarter. Other expenses decreased by approximately $1.1 million as a result of economies of scale realized after the acquisition of Security Plan.
     Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs increased 37.1% from $4,357,000 in the second quarter of 2004 to $5,975,000 in the second quarter of 2005. This increase was primarily related to the increase in new life production discussed above. Capitalized expenses for the Home Service Life segment were $761,000 in the second quarter of 2005 due to higher surrenders. Amortization of these costs was $2,653,000 and $2,320,000, respectively, in the second quarters of 2005 and 2004, such increase reflecting the larger amount of capitalized deferred policy acquisition costs.
     Cost of Customer Relationships Acquired. Amortization of cost of customer relationships acquired increased from $635,000 in the second quarter of 2004 to $1,346,000 in the second quarter of 2005 due primarily to amortization of these items related to the Security Plan acquisition of $762,000 in the second quarter of 2005.
     Increase in Fair Value of Options and Warrants. Valuation of our outstanding options and warrants relating to our Series A-1 Preferred Stock includes various assumptions that are updated at the end of each reporting period. The effect of the updated assumptions as of June 30, 2005 was a decrease in the liability of $435,000 in the first quarter of 2005 and an increase in the liability of $57,000 in the second quarter of 2005, resulting in a charge of approximately $492,000 in the second quarter of 2005.
     Federal Income Tax Expense. Due to the non-deductibility of the increase in fair value of options and warrants, our tax rate for the second quarter of 2005 was 50% compared to an effective rate of 38% during the same period of 2004.

     Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Overview
     Total revenues for the six months ended June 30, 2005 were $69.3 million, a 64.9% increase over the same period in 2004 when revenues were $42.0 million. Total revenues from our International Life segment amounted to $37,128,000 during the first six months of 2005 compared to $33,207,000 for the same period of 2004 reflecting continued growth in new business. Security Plan contributed $25.6 million to 2005 revenues.
     For the first half of 2005, Home Service revenues amounted to $25.6 million. Under the management of its previous owner, Security Plan had focused on limiting the amount of new business sold in order to maximize profits under regulatory accounting. As such, its book of premium income decreased each year for five years ended December 31, 2004. Management believes that our new emphasis on sales can halt the shrinkage in the premium income and serve as a base from which to expand our home service business. Security Plan is made up of books of business from numerous small life insurance carriers that it had acquired during its history. In our Domestic Life segment, total U.S. life revenues for the first half of 2005 amounted to $6,086,000 compared to $8,335,000 in the same period of 2004, the decline resulting from higher lapsation experienced on books of business acquired in previous years.
Consolidated Results
     The following table sets forth our net income for periods indicated:

Six Months		Net Income
Ended	Net Income	Per Class A and B
June 30	(In thousands)	Common Share
2005	$2,722	$0.05
2004	1,257	0.03
     As further discussed below, increases in revenues offset increased amortization expenses, contributing to the increased earnings through June.
     Premium Income. Premium income (including annuity and universal life considerations) for the first six months of 2005 increased to $56,842,000 from $33,760,000 in the same period of 2004, or 68.4%. The 2005 increase was attributable to the inclusion of Security Plan, which had $19,695,000 of premium income during the year, as well as the growth in premium income in our International Life segment, which benefited from the large increase in new premiums written in 2004, as well as an increase in new business during 2005. First year issued and paid annualized life premium for this segment increased 24.6% from $6,566,000 in the first half of 2004 to $8,181,000 in 2005.
     Net Investment Income. Net investment income increased 49.8% during the first six months of 2005 to $11,479,000 compared to $7,664,000 during the same period of 2004. Our Home Service Life segment’s inclusion added $5,774,000 to the 2005 results. Available returns were lower during the second quarter of 2005 compared to the like quarter of 2004, with Treasury returns falling to two year lows. We continue to invest in bonds issued by public agencies that carry the implied full faith and credit of the Federal government, such as FNMA
     Federal Income Tax Expense. Due to the non-deductibility of the increase in fair value of options and warrants, our tax rate for the second quarter of 2005 was 50%, compared to an effective rate of 38% during the same period of 2004.

and FHLMC. Additionally, approximately $30 million of cash was used to repay the Regions Bank loan in April 2005, which caused investment income to drop in the second quarter.
     Reserves. The change in future policy benefit reserves increased from $7,240,000 in the first six months of 2004 to $12,115,000 in the same period of 2005, or 67.3%, predominantly due to an improvement in persistency on our international business, as well as a change in product mix which resulted in larger first year reserves than before. Our Home Service Life segment also added $1,119,000 to the 2005 increase.
     Policy Dividends. Policyholder dividends increased 20% during the first six months of 2005 to $2,077,000 from $1,730,000 in the same period in 2004. Virtually all of our policies on foreign nationals are participating, and the improvement in persistency on our international business has contributed to the growth in dividends.
     Claims and Surrenders. As noted in the table below, claims and surrenders increased 59.2% from $16,289,000 in the first six months of 2004 to $25,933,000 in 2005. The 2005 increase primarily related to the acquisition of Security Plan which is not reflected in 2004 comparative results of operations.

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Death claims	$12,142	$3,303
Surrender benefits	8,148	9,165
Endowments	4,047	3,358
Accident and health benefits	246	138
Other policy benefits	1,350	325

Total claims and surrenders	$25,933	$16,289

     Death benefits increased 267.6% from $3,303,000 in the first six months of 2004 to $12,142,000 in the same period of 2005. The 2005 death claims of our Home Service Life segment totaled $8,393,000. Claims on our remaining books of business remained static or down slightly during 2005. Because of the nature of our Home Service Life business, incurred claims historically are higher than those incurred on our international business.
     Policy surrenders decreased 11.1% in the first six months of 2005 to $8,148,000 from $9,165,000 in the first six months of 2004. The small face amount size of our Home Service Life policies coupled with the nature of the policies is such that surrenders on that book of business are relatively low. However, the inclusion of this segment in 2005 added $786,000 in surrender benefits to the 2005 results. Improved persistency on our international business contributed to the decrease in surrenders.
     Endowment benefits increased 20.5% from $3,358,000 in the first six months of 2004 to $4,047,000 in the same period of 2005. We have a series of international policies that carry an immediate endowment benefit of an amount elected by the policy owner. This endowment is factored into the premium of the policy and is paid annually. Like policy dividends, endowments are factored into the premium and as such the increase should have no adverse impact on profitability.
     Accident and health benefits have been nominal since the cession of the majority of our accident and health business in force according to coinsurance agreements effective January 1, 2004.
     Other policy benefits amounted to $1,350,000 for the first six months of 2005, compared to $325,000 in the same period of 2004. These benefits are comprised of supplemental contract benefits, interest on policy funds, assorted other miscellaneous policy benefits, and in 2005, $987,000 for Home Service casualty claims.

     Commissions. Commissions increased 87.5% for the first six months of 2005 to $15,490,000 from $8,263,000 in the same period of 2004, primarily due to the inclusion of our Home Service Life segment in 2005. Commissions paid by our Home Service Life segment through two quarters of 2005 totaled $5,829,000. Additionally, our International Life segment commissions were higher in 2005 as a result of the increase in issued new business described above.
     Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses increased 76.5% to $13,446,000 in the first six months of 2005 compared to $7,619,000 in the first half of 2004. The increase was largely attributable to our Home Service Life segment, whose expenses were approximately $5,939,000 through six months of 2005. These expenses were offset by reductions achieved through economics of scale following the acquisition of Security Plan.
     Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs increased 37.5% from $7,999,000 for the first six months of 2004 to $10,996,000 in the same period of 2005. This increase was primarily related to the increase in new life production discussed above. Capitalized expenses for the Home Service Life segment were $1,294,000. Amortization of these costs was $4,624,000 and $4,968,000, respectively, through two quarters of 2005 and 2004.
     Cost of Customer Relationships Acquired. Amortization of cost of customer relationships acquired increased from $1,360,000 in the first six months of 2004 to $2,496,000 in the same period of 2005. Amortization of these items related to the Security Plan acquisition was $1,539,000 in 2005.
     Increase in Fair Value of Options and Warrants. Valuation of our outstanding options and warrants relating to our Series A-1 Preferred Stock includes various assumptions that are updated at the end of each reporting period. The effect of the updated assumptions as of June 30, 2005 was a decrease in the liability of $435,000 in the first quarter of 2005 and an increase in the liability of $57,000 in the second quarter of 2005, resulting in a charge of approximately $492,000 in the second quarter of 2005.
Liquidity and Capital Resources
     Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.
     Liquidity requirements are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds while investment purchases, policy benefits, and operating expenses are the primary uses of funds. Although we historically have not had to liquidate invested assets to provide cash flow, our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.

     A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our insurance policies, such as surrender charges, that help limit and discourage early withdrawals. Since these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset liability management, our associated cash outflows have to date not had an adverse impact on our overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and cash flow tests under various market interest rate scenarios are also performed annually to assist in evaluating liquidity needs and adequacy. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds.
     In the past, cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from (used by) operating activities were $10.1 million and $(5.0) million for the six months ended June 30, 2005 and 2004, respectively. The negative cash flow in 2004 resulted from the transfer of substantially all of our A&H reserves of $10.8 million. We also have traditionally had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Net cash from investment activity totaled $18.3 million and $28.9 million for the six months ended June 30, 2005 and 2004. The inflows from investing activity, primarily related to the sale and maturity of fixed maturities, was used in 2004 to fund the purchase of Security Plan, and in 2005 to fund the payback of the line of credit borrowing.
     Stockholders’ equity at June 30, 2005 was $141,235,000 compared to $135,131,000 at December 31, 2004. Unrealized gains on our bond portfolio, net of tax of $3,360,000, supplemented the income earned during the six months ended June 30, 2005.
     Invested assets decreased to $462,623,000 at June 30, 2005 from $475,802,000 at December 31, 2004. The decrease related to call activity in the first quarter of 2005 that management chose to accumulate for the purpose of retiring our $30 million outstanding term loan, which was accomplished in April. Fixed maturities are categorized into two classifications: fixed maturities held-to-maturity, which are valued at amortized cost, and fixed maturities available-for-sale which are valued at fair value.
     Fixed maturities available-for-sale and fixed maturities held-to-maturity were 92.4% and 1.6%, respectively, of invested assets at June 30, 2004. Fixed maturities held to maturity, amounting to $7,577,000 at June 30, 2005, consist of U.S. Treasury and U.S. government agency securities. Management has the intent and believes we have the ability to hold the securities to maturity.
     Policy loans comprised 5.2% of invested assets at June 30, 2005 compared to 5.1% at December 31, 2004. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.
     Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at June 30, 2005 and December 31, 2004. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2005, we intend to continue to utilize high grade commercial paper as a cash management tool to minimize excess cash balances and enhance returns.

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
     The NAIC has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other factors into account to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At June 30, 2005 and December 31, 2004, all of our insurance subsidiaries were above required minimum levels.
     We signed a revolving line of credit agreement from Regions Bank for a $30 million credit facility for use in acquisitions in March 2004. On October 1, 2004, we entered into a Second Amendment to the Loan Agreement that converted into a term loan its $30 million advance against the line of credit made in connection with the acquisition of Security Plan. The loan was repaid in April 2005. We may draw upon the loan to fund acquisitions. Under certain restrictive covenants, we may not:
•	pay cash dividends on our Class A or Class B common stock;

•	incur any substantial indebtedness or capital expenditures;

•	merge or consolidate with another entity; or

•	issue our stock except in connection with acquisitions and public offerings.
     In addition, if any one of our three senior officers, Harold E. Riley, Rick D. Riley or Mark A. Oliver, cease to manage our day-to-day activities, then an event of default under the loan agreement will occur and any outstanding loan balance would become due and payable.

     We have committed to the following contractual obligations as of June 30, 2005 with the payments due by the period indicated below:

Contractual		Less than	1 to 3	3 to 5	More than
Obligation	Total	1 year	years	years	5 years
	(In Thousands)

Operating leases	$954	$469	$429	$56	$—
Other	450	300	150	—	—

Total operating leases and other	$1,404	$769	$579	$56	$—

Future policy benefit reserves:

Life insurance	$425,646	$158	888	$8,332	$416,268
Annuities	18,400	4,549	2,774	5,059	6,018
Accident and health	12,400	12,400	—	—	—

Total future policy benefit reserves	$456,446	$17,107	$3,662	$13,391	$422,286

Policy claims payable:

Life insurance	$5,890	$5,890	—	—	—
Accident and health	2,505	2,505	—	—	—

Total policy claims payable	$8,395	$8,395	$—	$—	$—

Series A-1 preferred stock	$6,629	$—	$—	$6,629	$—

Total contractual obligations	$472,874	$26,271	$4,241	$20,076	$422,286

     The payments related to the future policy benefits and policy claims payable reflected in the table above have been projected utilizing assumptions based upon our historical experience and anticipated future experience.
Parent Company Liquidity and Capital Resources
     We are a holding company and have had minimal operations of our own. Our assets consist of the capital stock of our subsidiaries. Accordingly, our cash flows depend upon the availability of statutorily permissible payments, primarily payments under management agreements from our two primary life insurance subsidiaries, CICA and Security Plan. The ability to make payments is limited by applicable laws and regulations of Colorado, the state in which CICA is domiciled, and Louisiana, the state in which Security Plan is domiciled, which subject insurance operations to significant regulatory restrictions. These laws and regulations require, among other things, that these insurance subsidiaries maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. We historically have not relied upon dividends from subsidiaries for our cash flow needs and we do not intend to do so in the future.
     We are not currently planning to make any significant capital expenditures or acquisitions in 2005 or subsequent years. However, in the event we make an acquisition we could incur debt as we did in the Security Plan acquisition. In April 2005, we repaid the $30 million we borrowed on October 1, 2004 for the acquisition.
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

     We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the six months ended June 30, 2005 and 2004 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision.
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
     A recoverability test that considers among other things, actual experience and projected future experience, is performed at least annually by third party actuarial consultants. These annual recoverability tests initially calculate the available premium (gross premium less benefit net premium less percent of premium expense) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then amortized over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Based upon the analysis performed to only capitalize expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing, management believes that our deferred policy acquisition costs and related amortization as of and for the three and six months ended June 2005 and 2004 limits the amount of deferred costs to its estimated realizable value.

Valuation of Investments in Fixed Maturity and Equity Securities
     At June 30, 2005, investments in fixed maturity and equity securities were 94.0% and .2%, respectively, of total investments. Approximately 98.3% of our fixed maturities were classified as available-for-sale securities at June 30, 2005, with the remaining 1.7% classified as held-to-maturity securities based upon our intent and ability to hold these securities to maturity. All equity securities at June 30, 2005 are classified as available-for-sale securities. We have no fixed maturity or equity securities that are classified as trading securities at June 30, 2005.
     Additionally, at June 30, 2005, 62.2% of our fixed maturity securities were invested in corporations backed by the implied full faith and credit of the U.S. government, U.S. Treasury securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage-backed securities. All of these securities are backed by or bear the implied full faith and credit of the U.S. government. We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. With the exception of Security Plan, virtually all investments of our subsidiaries are in corporate bonds that carry the implied full faith and credit of the U.S. government, Treasuries or agencies of the U.S. government. Security Plan has significant investments in corporate and municipal bonds. Based upon our emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. government sponsored corporation, U.S. Treasury securities and obligations of the U.S. government and agencies and our analysis whether declines in fair value below cost are temporary or other than temporary, management believes that our investments in fixed maturity and equity securities at June 30, 2005 are not impaired, and no “other-than-temporary losses” need to be recorded.
     Gross unrealized losses on fixed maturities available-for-sale amounted to $3,857,000 as of December 31, 2004. Of the 2004 total gross unrealized loss, $2,018,000 were in a continuous loss situation for 12 months or more and $1,839,000 were in a continuous loss situation for less than 12 months. Gross unrealized losses on fixed maturities available-for-sale as of June 30, 2005 were $2,248,000, of which $544,000 were in a continuous loss situation for 12 months or more and $1,704,000 were in a continuous loss situation for less than 12 months. The majority of the fixed maturities available-for-sale that have been in a continuous loss situation for less than 12 months are from investments owned by Security Plan. The losses are due to the coupon interest rate being less than the prevailing market interest rates at June 30, 2005. We have determined that there is no need to establish a new cost basis for these securities.
     The fixed maturities available-for-sale in a gross unrealized loss situation for more than 12 months are primarily investments in callable instruments issued by corporations backed by the implied full faith and credit of the U.S. government and U.S. government agencies. It is remote that unrealized losses on these instruments will result in realized losses, since we have the intent and believe we have the ability to hold these securities to the call date or maturity date.
     These securities are being monitored by us to determine if the unrealized loss as of June 30, 2005 indicates that there is a loss which is other-than-temporary. As of June 30, 2005, we had determined that there is no need to establish a new cost basis for these securities.
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, mortgage loans on real estate and policy loans, all of which comprised almost 99% of our investment portfolio as of December 31, 2004 and June 30, 2005. These investments are mainly exposed to changes in Treasury rates. Our fixed maturities investments include U.S. government bonds, securities issued by government agencies, and corporate bonds. Approximately 94.6% of the fixed maturities we owned at December 31, 2004 and 62.2% at June 30, 2005 are instruments of the U.S. government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.
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
June 30, 2005
(In thousands)

Decreases in Interest Rates			Increases in Interest Rates
300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
Points	Points	Points	Points	Points	Points
$64,755	$43,401	$24,972	$(23,037)	$(50,090)	$(75,843)

December 31, 2004
(In thousands)

Decreases in Interest Rates			Increases in Interest Rates
300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
Points	Points	Points	Points	Points	Points
$69,321	$47,412	$28,368	$(20,298)	$(48,702)	$(74,613)

     While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term change that illustrates the potential impact of such events. Due to the composition of our book of insurance business, we believe it is unlikely that we would encounter large surrender activity due to an interest rate increase that would force us to dispose of our fixed maturities at a loss.
     There are no fixed maturities or other investments that we classify as trading instruments. At June 30, 2005 and December 31, 2004, there were no investments in derivative instruments.
Market Risk Related to Equity Prices
     Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was less than 1% of our total investments at June 30, 2005 and December 31, 2004. Thus, we believe that significant decreases in the equity markets would have an immaterial impact on our total investment portfolio.

ITEM 4
CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
     We have established disclosure controls and procedures to ensure, among other things, that material information relating to our Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to the other members of senior management and the board of directors.
     Our Chief Executive Officer (CEO) and our President and Chief Financial Officer (CFO) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based upon our evaluation at the end of the period and December 31, 2004, the Chief Executive Officer and the President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004 and June 30, 2005 because of the material weakness discussed below.
     A “material weakness” in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     The material weakness relates to the inadequate and ineffective management oversight and review of our financial reporting process. Specifically, we did not revise our management oversight and review protocols to address changes in the qualifications of personnel performing financial reporting functions, and did not provide for effective cross-training of personnel performing financial reporting functions. As a result, numerous material errors were identified in our annual financial statement footnotes. These errors were corrected prior to issuance of our 2004 consolidated financial statements.
     The material weakness in internal control over financial reporting resulted in more than a remote likelihood that our financial statements could have been materially misstated. The conditions identified at December 31, 2004 remained at June 30, 2005.
     Additionally, during 2005, management must evaluate, test and report on the internal controls over financial reporting at Security Plan. Management has begun this process during the second quarter of 2005, as well as the continuation of reviewing and updating of the findings of the 2004 evaluation. Effective January 1, 2005, our book of accident and health business is being administered by the reinsurer. Should the assuming reinsurer of the accident and health business not complete the assumption process during 2005, we must evaluate the internal controls of the assuming company for 2005.
     In addition, six significant deficiencies were identified in our internal controls over financial reporting as of December 31, 2004. A “significant deficiency” is a control deficiency or combination of control deficiencies that adversely affect our ability to initiate, authorize, record, process or report external financial data reliably in accordance with U.S. GAAP. The result of a significant deficiency is that there is more than a remote likelihood that a misstatement in our annual or interim financial statements that is more than inconsequential will not be prevented or detected. The six significant deficiencies were:
•	failure to evaluate the valuation allowance on our deferred tax account;

•	failure to maintain end user controls over the Excel file for payment of certain insurance commissions;

•	failure to document and test certain reinsurance processes;

•	failure to adequately review market values of certain fixed income securities;

•	failure to maintain end user controls relating to market value adjustments of certain investment securities provided by a broker-dealer; and

•	failure to maintain adequate documentation and controls regarding certain payroll procedures.
(b) Change in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     However, during second quarter 2005, significant progress was made towards completing remediation efforts relating to the material weakness, and significant deficiencies which are set forth in detail below, which primarily include hiring additional personnel to address U.S. GAAP relating to our operations, additional training for our accounting staff, particularly relating to U.S. GAAP, and enhanced management review procedures. These measures may not, however, eliminate the material weakness or the significant deficiencies and we may have additional material weaknesses or significant deficiences in our internal controls that our management has not identified. The existence of one or more material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any additional internal control deficiencies that could be discovered.
     In order to address the findings of our internal control assessment, we are implementing the following improvements to our internal controls and procedures in the financial accounting area which we believe will improve our internal control over financial reporting in future periods:
•	Hiring a new Vice President, Financial Reporting and Tax, with significant experience in U.S. GAAP and SEC reporting who will be responsible for the preparation and supervision of the Company’s financial statements. This individual reports directly to the Chief Executive Officer. This was accomplished in June 2005. In addition, we plan on assuring that at least one other person is fully trained and experienced to step in and perform the duties of the Vice President, Financial Reporting and Tax if he should, for any reason, be unable to do so.

•	Hiring new personnel to work with the Vice President, Financial Reporting and Tax to develop additional expertise in U.S. GAAP and SEC reporting and to insure that adequate depth is developed in the Company’s financial reporting area.

•	Strengthening the process of work paper review by senior members of management to ensure the completeness and accuracy of supporting work papers and schedules, including formalized sign-off processes.

•	Additional training of accounting department personnel in U.S. GAAP and SEC reporting. This is ongoing during 2005.

•	Adopt procedures to seek a more thorough and timely review process by senior management of the financial statement process.

We believe these efforts will address the material weakness identified by management during its assessment of internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On April 24, 2003, the Court of Appeals for the Third District of Texas affirmed in part and modified in part, a July 31, 2002, class action certification granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 styled Delia Bolanos Andrade, et al v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies offered or sold to certain non-U.S. residents by CICA when combined with a policy feature which allows policy dividends to be assigned to a non-U.S. trust for the purpose of accumulating ownership of our Class A common stock, as well as allowing the policy holder to make additional contributions to the trust, are actually “securities” that were offered or sold in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to a non-U.S. trust for the purchase of the Company’s Class A common stock or approximately 69,000 non-U.S. policy holders. The remedy sought is rescission of the insurance premium payments. The Supreme Court of Texas granted the Company’s Petition for Review and heard oral arguments on the case on October 21, 2004. The Company believes the Plaintiffs’ claim under the Texas Securities Act is not valid and the class defined is not appropriate for class certification and does not meet the legal requirements for class action treatment under Texas law.
Recent decisions from the Texas Supreme Court indicate a more rigorous and scrutinizing approach to class certification cases, especially in class action cases encompassing claimants from more than one state or jurisdiction. Although a decision is not expected until sometime in the third quarter of 2005, the Company expects the Supreme Court of Texas will ultimately rule in the Company’s favor, decertify the class and remand the matter to district court for further action. During the time of the Company’s appeal to the Texas Supreme Court, there are no further district court proceedings in the case. The Company is unable to determine the potential magnitude of the claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although the Company would expect a significant adverse financial impact from any final class action judgment.
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
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
We held an Annual Meeting of Shareholders on June 7, 2005. The following matters were acted upon at the meeting:
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
E. Dean Gage, College Station, Texas
Steven F. Shelton, Lamar, Colorado
Timothy T. Timmerman, Austin, Texas
Item 5. Other Information
None.

Item 6.	Exhibits
3.1	Restated and Amended Articles of Incorporation (a)

3.2	Bylaws (b)

3.3	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (j)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (c)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (d)

10.3	Plan and Agreement of Exchange between Citizens, Inc. and Combined Underwriters Life Insurance Company (e)

10.4	Plan and Agreement of Exchange between Citizens, Inc. and Lifeline Underwriters Life Insurance Company (f)

10.5	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and First Alliance Corporation (g)

10.6	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and Mid-American Alliance Corporation. (h)

10.12(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (j)

10.12(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (j)

10.12(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (j)

10.12(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (j)

10.12(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (j)

10.12(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (j)

10.12(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (j)

10.12(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (j)

10.12(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (j)

10.12(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (j)

10.12(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (j)

10.12(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (j)

11.0	Statement re: Computation of per share earnings (j)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1	Press Release of July 12, 2004 relating to the announcement by Citizens, Inc. of its completion of a private placement of its Series A-1 and A-2 Senior Convertible Preferred Stock with four independent institutional investors (j)

*	Filed herewith.

(a)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, filed with the Commission on May 2, 1995.

(c)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, filed on or about November 4, 1996.

(d)	Filed as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(e)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002 and incorporated herein by reference.

(f)	Filed as Appendix B with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(g)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-102016 dated December 19, 2002, and incorporated herein by reference.

(h)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-106128 dated June 13, 2003, and incorporated herein by reference.

(i)	See Note 6 to the Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Form 10-Q.

(j)	Filed with the Registrant’s Periodic Report on Form 8-K on July 15, 2004 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.
By:	/s/ Mark A. Oliver
Mark A. Oliver
Chief Executive Officer and President

By:	/s/ Larry E. Carson
Larry E. Carson
Vice President, Chief Financial Officer and Treasurer

Date: August 10, 2005

Exhibit Index

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Bylaws (b)

3.3	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (j)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (c)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (d)

10.3	Plan and Agreement of Exchange between Citizens, Inc. and Combined Underwriters Life Insurance Company (e)

10.4	Plan and Agreement of Exchange between Citizens, Inc. and Lifeline Underwriters Life Insurance Company (f)

10.5	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and First Alliance Corporation (g)

10.6	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and Mid-American Alliance Corporation. (h)

10.12(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (j)

10.12(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (j)

10.12(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (j)

10.12(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (j)

10.12(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (j)

10.12(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (j)

10.12(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (j)

10.12(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (j)

10.12(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (j)

10.12(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (j)

10.12(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (j)

10.12(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (j)

11.0	Statement re: Computation of per share earnings (j)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1	Press Release of July 12, 2004 relating to the announcement by Citizens, Inc. of its completion of a private placement of its Series A-1 and A-2 Senior Convertible Preferred Stock with four independent institutional investors (j)

*	Filed herewith.

(a)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, filed with the Commission on May 2, 1995.

(c)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, filed on or about November 4, 1996.

(d)	Filed as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(e)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002 and incorporated herein by reference.

(f)	Filed as Appendix B with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(g)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-102016 dated December 19, 2002, and incorporated herein by reference.

(h)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-106128 dated June 13, 2003, and incorporated herein by reference.

(i)	See Note 6 to the Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Form 10-Q.

(j)	Filed with the Registrant’s Periodic Report on Form 8-K on July 15, 2004 and incorporated herein by reference.