Form 10-K/A
period 2004-12-31
CITIZENS INC
filed 2005-09-14
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K/A

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the Registrant’s last business day of its most recently completed second fiscal quarter (June 30, 2004), the aggregate market value of the Class A voting stock held by non-affiliates of the Registrant was approximately $290,340,827.
DOCUMENTS INCORPORATED BY REFERENCE
NONE.
Number of shares of common stock outstanding as of March 1, 2005:
Class A: 37,433,736
Class B: 936,181

     This Annual Report on Form 10-K/A (this “Amendment”) is being filed as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to revise certain disclosures contained in the original Form 10-K. This Amendment provides additional information concerning shares of our Class A common stock held of record, as of March 31, 2005, by Gala Management Services, Inc., an unaffiliated non-U.S. trust administrative services company, for the benefit of non-U.S. persons, as set forth in Item 12 of Part III of this Amendment. This information was inadvertently omitted from our definitive proxy statement for our June 7, 2005 Annual Meeting of Shareholders. Consequently, we are now providing this information in this Amendment, along with all of the information in Part III of Form 10-K. In addition, we have made revisions to our risk factors that were set forth in materials that we previously filed with the Securities and Exchange Commission. Our revised risk factors are set forth as Item 1A in Part I of this Amendment.
     In accordance with the rules of the Securities and Exchange Commission, this Amendment sets forth the complete text of the Annual Report on Form 10-K, as amended. This Amendment does not update the information contained in the original filing to reflect facts or events that may have occurred subsequent to the date of the original filing or subsequent to any periods for which disclosure was otherwise provided in the original filing.

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

Item 1A. Risk Factors
     Set forth below are risks with respect to our Company. Readers should review these risks, together with the other information contained in this report. The risks and uncertainties we have described in this report are not the only ones facing our Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also adversely affect our business. Any of the risks discussed in this report or that are presently unknown or immaterial, if they were to actually occur, could result in a significant adverse impact on our business, operating results, prospects or financial condition.
We are a defendant in a class action lawsuit and other lawsuits, which may adversely affect our financial condition and detract from our management’s time.
     We are a defendant in a class action lawsuit filed in Texas, styled Bolanos, et. al. v. Citizens Insurance Company of America, et al., in which a class has been certified by the Texas District Court, Austin, Texas and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, and oral arguments occurred on October 21, 2004. We have not yet received a decision from the Texas Supreme Court on this issue.
     The suit seeks class action status naming as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to two non-U.S. trusts for the purchase of our Class A common stock. The beneficiaries of the trusts are approximately 69,000 non-U.S. policyholders of CICA, our international life insurance subsidiary, who have assigned their life insurance policy dividends to the two trusts administered by Gala Management Services, Inc., an unaffiliated Panamanian trust services company. As of March 31, 2005 this trustee held of record approximately 35.9% of our Class A common stock on behalf of the CICA policyholders who were beneficiaries of the trusts. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The purchases of our Class A common stock by this trustee to the trusts on behalf of policyholders, all of which have been made in the open market, were approximately $13.4 million in 2004, $11.1 million in 2003 and $10.5 million in 2002. The elections to assign insurance policy dividends to the trusts were made by the policyholders in consultation with independent sales associates of CICA. The suit alleges that the life insurance policies which we made available to these non-U.S. residents, when combined with a policy feature which allows policy dividends to be assigned to the two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The remedy sought is rescission and return of the insurance premium payments. However, the elections by the policyholders to contribute their policy dividends and other amounts to the trusts were made outside of the U.S. We believe, among other things, that U.S. law, including Texas law, does not apply to the operations of the trusts, and therefore, no securities registration provisions apply, nor do laws relating to broker-dealer registration apply. We believe the plaintiffs’ securities claims based on Texas securities laws are not valid, that no broker registration is required of us or our agents, and the class as defined is not appropriate for class certification because it does not meet the legal requirements for class action treatment under Texas law.
     We intend to continue to defend vigorously against class certification, as well as against the other securities related claims. However, we are unable to determine the potential financial magnitude of the claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although we would expect a significant adverse financial impact from an adverse final class action judgment.
     We are also a party to various legal proceedings incidental to our business. We have been named as a defendant in various legal actions seeking payments for claims denied by us and other damages. In the opinion of our management, the ultimate liability, if any, resulting from any contingent liabilities that might arise from such litigation, is not material in relation to our financial position or results of operations. Reserves for claims payable are based on the expected claim amount to be paid after a case-by-case review of the facts and circumstances relating to each claim. A contingency exists with regard to these reserves until the claims are adjudicated and paid.
     Litigation, such as the matters described above, also can require significant amounts of time of our management which would otherwise be devoted to our business.
Our business is subject to risks related to litigation and regulatory actions.
     In addition to the Bolanos case and other legal proceedings as described above, we may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:
•	other disputes relating to the overseas trusts that, as described above, purchase and hold our Class A common stock on behalf of CICA policyholders. For example, if the plaintiffs were able to prevail on their claims that Texas securities laws apply to the assignment of policy dividends, as asserted in the Bolanos case, we could face the possibility of other claims within the United States;

•	disputes over insurance coverage or claims adjudication;

•	disputes regarding sales practices, disclosures or absence of disclosures in connection with the offer and sale of our insurance policies and the option available to policyholders to assign dividends to a non-U.S. trust for the purpose of accumulating our Class A common stock, premium refunds, licensing and regulatory compliance with insurance and securities laws in the United States and foreign countries;

•	disputes with our consultants or employee agents over compensation and termination of contracts and related claims;

•	disputes regarding our tax liabilities; and

•	disputes relating to businesses acquired by us.
     In the absence of countervailing considerations, we would expect to vigorously defend any such claims, and we could incur significant defense costs, including not only attorneys’ fees and other direct litigation costs but also the expenditure of substantial amounts of management time that otherwise could be devoted to our business.
     In addition, plaintiffs continue to bring new types of legal claims against insurance and related companies. Current and future court decisions and legislative activity may increase our exposure to these types of claims. Multiparty or class action claims may result in additional exposure to substantial economic, non-economic or punitive damage awards, including the litigation to which we are currently a party. The loss of even one of these actions, if it resulted in a significant damage award or a judicial ruling that was otherwise substantially detrimental, could have a material adverse effect on our results of operations and financial condition. The risk of incurring a large liability in the event of an unsuccessful defense may make it more difficult to settle claims on reasonable terms. We cannot determine with any certainty what theories of recovery may evolve or what the impact of litigation or regulatory changes may be on our businesses.
A substantial amount of our revenues comes from foreign nationals. This involves risks associated with business in other countries, such as might result from political or economic instability or the application of laws or regulations to our business.
     A substantial part of our sales are from foreign countries, primarily in Latin America. There is a risk of losing a significant portion of these sales should adverse events occur in the countries from which we receive insurance policy applications. Approximately 71% of our consolidated revenues in 2004 were from our International Life segment. If economic or political crises were to occur in any of the countries where our foreign policy owners reside, our revenues would likely decline. For example, Argentina underwent a severe financial economic recession during the past five years. As a result, our lapse rates relating to insureds residing there increased significantly and our new insurance business generated there declined dramatically. Also, foreign expropriation laws could adversely affect our revenues by imposing restrictions on fund transfers outside of a country where our insureds reside. In addition, a country could decide that we are subject to their regulation, or that we are required to maintain assets in that country as a part of our operations. Such actions would require us to reevaluate our existing products including the cessation of accepting new applications from residents of that country. Our revenues from nationals of that country would likely be reduced significantly. While we have over 30 years of experience in writing life insurance policies for residents of foreign countries without any significant regulatory action or any significant adverse expropriation controls relating to our insureds, there can be no assurance that such situations will not occur and that our revenues will not be affected adversely. We have not obtained any opinion of counsel addressing whether we may be required to qualify to do business or become licensed as an insurance company in, or the applicability of any securities laws of, any foreign country, nor have we sought or obtained any order of any foreign regulatory body relating to these issues.
We may not be able to continue our past strategy of acquiring other U.S. life insurance companies, and we may not realize improvements to our financial results as a result of past and future acquisitions.
     Over the past several years, we have acquired several U.S. life insurance companies. Our objective in this strategy has been to increase our assets, revenues and capital, improve our competitive position and increase our earnings, in part by allowing us to realize certain operating efficiencies associated with economies of scale. Prior to 2004, increases in earnings were not significant from the completed acquisitions compared to increases in existing business.
     On an ongoing basis we evaluate possible acquisition transactions and, at any given time, we may be engaged in discussions with respect to possible acquisitions. While our business model is not dependent solely upon acquisitions, the time frame for achieving or further improving our market positions can be significantly shortened through opportune acquisitions. There can be no assurance that suitable acquisitions which present opportunities for continued growth and operating efficiencies will continue to be available to us, or that we will realize the anticipated financial results from acquisitions. Our failure to adequately address these acquisition risks could materially adversely affect our results of operations and financial condition.
     We may be unable to integrate our acquisitions on an economic basis and the process of integrating companies we acquire or investing in new ventures could have a material adverse effect on our results of operations and financial condition. Implementation of an acquisition strategy could entail a number of risks, including among other things:
•	inaccurate assessment of undisclosed liabilities;
•	difficulties in realizing projected efficiencies, synergies and cost savings;
•	failure to achieve anticipated revenues, earnings or cash flow;
•	an increase in indebtedness and a limitation in our ability to access additional capital when needed; and
•	adverse changes in the economies of geographic regions in which the businesses of our acquisitions are concentrated, due to natural disasters, changing population demographics, governmental actions, and other causes.
     For example, virtually all of the premium income of SPLIC, from which we obtained premium revenues of approximately $9.6 million in the fourth quarter of 2004, following our acquisition of SPLIC on October 1, 2004, is generated in Louisiana. As with other geographic areas in the United States in which the business operations of our acquisitions are located, Louisiana could experience natural disasters, such as hurricanes and flooding. A large-scale natural disaster such as this would be expected to have an adverse effect on the economy of that area, which in turn could result in a material adverse effect on our premium income from SPLIC.

Sales of our products may be reduced if we are unable to attract and retain marketing representatives or develop and maintain distribution sources.
     We distribute our insurance products through a variety of distribution channels, including independent marketing consultants, employee agents and third-party marketing organizations.
     Our relationships with these persons are significant both for our revenues and profits. In our Domestic Life segment, we depend in large part on the services of independent marketers. In our Home Service segment we depend on employee agents whose role in our distribution process is critical, in particular to develop and maintain client relationships. In our International Life segment we depend on outside marketing consulting organizations and outside consultants. Strong competition exists among insurers to form relationships with marketers of demonstrated ability. We compete with other insurers for representatives and consultants primarily on the basis of our compensation and support services. Any diminishment in our inability to attract and retain effective sales representatives could materially adversely affect our results of operations and financial condition.
Policy lapses in excess of those actuarially anticipated would have a negative impact on our financial performance.
     If our insurance policy lapse and surrender rates were to exceed the assumptions upon which we priced our insurance policies, our business could be adversely affected. The prices and expected future profitability of our insurance products are based in part upon expected patterns of premiums, expenses and benefits, using a number of assumptions, including those related to persistency, which is the probability that a policy or contract will remain in-force from one period to the next. Lapses occur when premium payments are not made. Surrender of a policy occurs by an affirmative act of the policyholder and is usually accompanied by an economic benefit for the policyholder because the policy has accumulated value. Policy acquisition costs are deferred and recognized over the life of a policy. Actual persistency that is lower than our persistency assumptions could have an adverse impact on profitability, especially in the early years of a policy or contract, primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy or contract.
Our actual claims losses may exceed our reserves for claims, which may require us to establish additional reserves, which in turn may materially reduce our earnings, profitability and capital.
We maintain reserves to cover our estimated exposure for claims. Reserves, whether calculated under Accounting Principles Generally Accepted in the United States (“U.S. GAAP”) or statutory accounting principles (“SAP”), do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections, of what we expect claims will be based on mortality assumptions which are determined by various regulatory entities. Many reserve assumptions are not directly quantifiable, particularly on a prospective basis. In addition, when we acquire other domestic life insurance companies, our assessment of the adequacy of acquired policy liabilities is subject to our estimates and assumptions. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in our statements of operations of the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves and have a material adverse effect on our results of operations and financial condition. During the three years ended December 31, 2004, we did not experience substantial deviations in actual claims losses from reserve estimates previously established. However, future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made.
Our investment portfolio is subject to several risks that may diminish the value of our invested assets and negatively affect profitability.
     Our investment portfolio may suffer reduced returns or losses that could reduce our profitability.
     Investment returns are an important part of our overall profitability and significant fluctuations in the fixed income market could impair our profitability, financial condition and/or cash flows. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. If we do not structure our investment portfolio so that it is appropriately matched with our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. For the year ended December 31, 2004, our net investment income was $17.0 million and our net realized gains on investments were $389,000, which collectively accounted for approximately 16.9% of our total revenues during the year. For the year ended December 31, 2003, our net investment income was $14.3 million and our net realized gains on investments were $1.9 million, which collectively accounted for approximately 17.0% of our total revenues during such period.
     The performance of our investment portfolio is subject to fluctuations due to changes in interest rates and market conditions.
     Changes in interest rates can negatively affect the performance of most of our investments. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the market value of, fixed maturity investments, which comprised

$448.9 million, or 94.1%, of the fair value of our total investments as of December 31, 2004.
     The fair market value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. The fair market value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates.
     In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. A significant portion of our investment portfolio is subject to prepayment risks. These investments were 75.1% and 55.2% of our investment portfolio assets at December 31, 2003 and December 31, 2004.
     Because substantially all of our fixed maturity securities are classified as available for sale, changes in the market value of these securities are reflected in our assets and in stockholders’ equity. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations affect the value of our investments and could materially adversely affect our results of operations and financial condition.
     We do not employ specific asset/liability matching strategies to reduce the adverse effects of interest rate volatility and to ensure that cash flows are available to pay claims as they become due. We are subject to adverse effects of interest rate volatility, and no assurances can be given that significant fluctuations in the level of interest rates will not have a material adverse effect on our results of operations and financial condition.
     Our investment portfolio is subject to credit risk.
     We are subject to credit risk in our investment portfolio, primarily from our investments in corporate bonds, including corporations whose bonds carry the implied full faith and credit of the U.S. Government. If third parties that owe amounts to us for bonds or other obligations were to default in the payment or performance of their obligations, this could reduce our investment income and realized investment gains or result in investment losses. Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. As of December 31, 2004, we held $286.9 million in corporate bonds of issuers whose assets carry the implied full faith and credit of the U.S. Government. A significant increase in defaults and impairments on our fixed maturity securities portfolio could materially adversely affect our results of operations and financial condition.

We may be required to accelerate the amortization of deferred acquisition costs and the cost of customer relationships acquired, which would increase our expenses and reduce profitability.
     Deferred acquisition costs, or DAC, represent costs that vary with and are primarily related to the sale and issuance of our insurance policies that are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Under U.S. GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the anticipated recognition of premiums or gross profits. In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies. This intangible asset, called the cost of customer relationships acquired, or CCR, represents the actuarially estimated present value of future cash flows from the acquired policies. We amortize the value of this intangible asset in a manner similar to the amortization of DAC.
     Our amortization of DAC and CCR generally depends upon anticipated profits from investments, surrender and other policy charges, mortality, morbidity and maintenance expense margins. Unfavorable experience with regard to expected expenses, investment returns, mortality, morbidity, withdrawals or lapses may cause us to increase the amortization of DAC or CCR, or both, or to record a charge to increase benefit reserves.
     We regularly review DAC and CCR quality to determine if they are recoverable from future income. If these costs are not recoverable, they are charged to expenses in the financial period in which we make this determination. For example, if we determine that we are unable to recover DAC from profits over the life of a block of insurance policies, or if withdrawals or surrender charges associated with early withdrawals do not fully offset the unamortized acquisition costs related to those policies or annuities, we would be required to recognize the additional DAC amortization as a current-period expense.
     At December 31, 2004, we had approximately $56 million of such deferred policy acquisition costs. These deferred policy acquisition costs are amortized primarily over the estimated premium paying period of the related policies in proportion to the ratio of the annual premium recognized to the total premium revenue anticipated, using the same assumptions as were used in computing liabilities for future policy benefits. Excess policy lapses, however, would cause the immediate expensing or amortizing of deferred policy acquisition costs, which would adversely affect our profitability.
We may be required to recognize impairment in the value of our excess of cost over net assets acquired, which would increase our expenses and reduce our profitability.
     Excess of cost over net assets acquired, or “goodwill”, represents the excess of the amount paid to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition. Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the “reporting unit” level, which is either an operating segment or a business one level below the operating segment. Goodwill is impaired if the fair value of the reporting unit as a whole is less than the fair value of the identifiable assets and liabilities of the reporting unit, plus the carrying value of goodwill, at the date of the test. For example, goodwill may become impaired if the fair value of a reporting unit as a whole were to decline by an amount greater than the decline in the value of its individual identifiable assets and liabilities. This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate of return than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units. If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense.
Loss of the services of our senior management team would likely hinder development of our operating and marketing programs and our strategy for expanding our business.
     We rely on the active participation of our Chairman of the Board, Harold E. Riley (age 76), our Chief Executive Office, Rick D. Riley (age 51), and our President and Chief Financial Officer, Mark A. Oliver (age 46), in connection with the development and execution of operating and marketing plans and strategy for expanding our business. We anticipate that their expertise will continue to be of substantial value in connection with our operations. The loss of the services of one of these individuals would likely have a significant adverse effect on us in these respects. We do not have an employment agreement with any of these persons nor do we carry a key-man insurance policy on any of their lives. In addition, our only credit agreement with a bank provides that an event of default will occur in the event any of Messrs. Harold E. Riley, Rick D. Riley or Mark A. Oliver is not employed by us.
We operate in a highly competitive, mature industry within the U.S., which could limit our ability to increase our domestic insurance operations.
     We compete with more than 1,000 other life insurance companies of various sizes in the U.S. The life insurance business is highly competitive, in part because it is a mature industry in the U.S. which, in recent years, has experienced little growth in life insurance sales. Competition has also increased because the life insurance industry is consolidating, with larger, more efficient organizations emerging from consolidation. Furthermore, mutual insurance companies are converting to stock ownership, which should give them greater access to capital markets, resulting in greater competition with respect to corporate finance as well. Additionally, legislation became effective in 2000 permitting commercial banks, insurance companies and investment banks to combine. This law permits, for instance, a commercial bank to acquire or form an insurance company. We believe these factors have increased competitive pressures in general.
     Many life insurance companies have greater financial resources, longer business histories, and more diversified lines of insurance coverage than we do. These companies also generally have larger sales forces. Although we may be at a competitive disadvantage to these entities, we seek to provide products that are competitive in the marketplace.
     Competition in our businesses is based on many factors, including quality of service, product features, price, scope of distribution, scale, financial strength ratings and name recognition. We also compete for marketing consultants and agents to sell our insurance products. Some of our competitors may offer a broader array of products than our specific subsidiaries with which they compete in particular markets, may have a greater diversity of distribution resources, may have better brand recognition, may from time to time have more competitive pricing, may have lower cost structures or, with respect to insurers, may have higher financial strength or claims paying ratings. Moreover, some of our competitors may have a lower target for returns on capital allocated to their business than we do, which may lead them to price their products lower than we do. In addition, from time to time, companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants. We may lose business to competitors offering competitive products at lower prices, or for other reasons, which could materially adversely affect our results of operations and financial condition.
Our international operations face competition from several sources.
     Our international marketing plan stresses making available dollar-denominated life insurance products to significant net worth individuals residing around the world. New competition could also cause the supply of insurance to change, which could affect our ability to price our products at attractive rates and thereby adversely affect our underwriting results. Although there are some impediments facing potential competitors who wish to enter the markets we serve, the entry of new competitors into our markets can occur, affording our customers significant flexibility in moving to other insurance providers. We experience competition primarily from the following sources around the world:
     Locally operated companies with local currency policies. We compete with companies formed and operated in the country in which our foreign insureds reside. Generally, these companies are subject to risks of currency fluctuations, and use mortality tables based on experience of the local population as a whole. These mortality tables are typically based on significantly shorter life spans than those we use. Also, as a result of the foregoing factors, the statistical cost of insurance for these companies tends to be higher than ours. However, they hold their assets in local currencies, which may be preferable to some potential customers.
     Companies foreign to the countries in which policies are sold but that issue local currency policies. Another group of competitors consists of companies which are foreign to the countries in which the policies are sold but use the local currencies of those countries. Local currency policies provide the benefit of assets located in the country of foreign residents but entail risks of uncertainty due to local currency fluctuations as well as the perceived instability and weakness of local currencies. We have observed that local currency policies, whether issued by foreign or locally operated companies, tend to focus on universal life insurance and annuities instead of whole life insurance as we do.
     Foreign operated companies with U.S. dollar policies. We also face direct competition from companies that operate in the same manner as we do. We compete using our history of performance and our products.
     Competitors in our international markets include National Western Life Insurance Company, Best Meridian Insurance Company and to a lesser extent, Pan American Life Insurance Company and American International Group, Inc. There can be no assurances that competition from the above sources will not adversely affect our business.
     Our ability to compete is dependent upon, among other things, our ability:
•	to attract marketing organizations and individuals who will market our products;

•	to market our insurance products;

•	to develop competitive and profitable products; and

•	to maintain our underwriting and claims handling criteria.
We are subject to extensive governmental regulation in the U.S., which increases our costs and could restrict the conduct of our business.
     We and our U.S. life insurance subsidiaries are subject to extensive regulation and supervision in the U.S. jurisdictions in which we and they do business. Such regulation is generally designed to protect the interests of policyholders, as opposed to stockholders and other investors. To that end, the laws of the various states establish insurance departments with broad powers with respect to such things as:
•	licensing companies to transact business;

•	authorizing lines of business;

•	mandating capital and surplus requirements;

•	imposing dividend limitations;

•	regulating changes in control;

•	licensing agents and distributors of insurance products;

•	placing limitations on the minimum size of life insurance contracts;

•	restricting companies’ ability to enter and exit markets;

•	admitting statutory assets;

•	mandating certain insurance benefits;

•	restricting companies’ ability to terminate or cancel coverage;

•	requiring companies to provide certain types of coverage;

•	regulating premium rates, including the ability to increase premium rates;

•	approving policy forms;

•	regulating trade and claims practices;

•	imposing privacy requirements;

•	establishing reserve requirements and solvency standards;

•	restricting certain transactions between affiliates;

•	regulating the content of disclosures to debtors in the credit insurance area;

•	regulating the type, amounts and valuation of investments;

•	mandating assessments or other surcharges for guaranty funds;

•	regulating market conduct and sales practices of insurers and their marketers; and

•	restricting contact with consumers, such as the recently created national “do not call” list, and imposing consumer protection measures.
     The capacity for an insurance company’s growth in premiums is partially a function of its statutory regulatory surplus. Maintaining appropriate levels of statutory surplus, as measured by statutory accounting practices and procedures, is considered important by insurance regulatory authorities. Failure to maintain certain levels of statutory surplus could result in increased regulatory scrutiny and enforcement action by regulatory authorities.
     If we are unable to maintain all required licenses and approvals, or our U.S. domestic insurance business is determined not to fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, our business could be harmed. Also, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals, and could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us. Any of these actions could materially adversely affect our results of operations and financial condition.
We are unable to quantify the effect of foreign regulation of our insurance business if regulation were to be imposed on us, but we believe we could expend substantial amounts of time and incur substantial expense in complying with any foreign regulation, and we may decide to withdraw from the particular market where the regulation was imposed.
     We do not have any assets or employees in foreign countries. In connection with business from foreign countries, we only accept applications at our executive office in Austin, Texas. In addition, we require premium payments to be in U.S. dollars, which may include checks drawn on U.S. banks. As a result, in over 30 years of operations, we have not been subject to regulation in the foreign countries from which we receive applications for insurance. Although we provide insurance to foreign nationals, independent associates and marketing consulting firms, rather than our employees, submit the applications. However, we are unable to predict whether foreign regulation will be implemented in the future. If this was to happen, and we were to agree to submit to such regulation, we would expect to devote significant amounts of time and incur substantial ongoing expenses in complying with any foreign regulation imposed on us. We have not sought or obtained any opinion of counsel addressing whether we may be required to qualify to do business or become licensed as an insurer in any foreign country nor have we sought or obtained any order or declaration of any foreign regulatory authority or court relating to this issue.
Changes in U.S. regulation may reduce our profitability and limit our prospective growth.
     State insurance regulators and the National Association of Insurance Commissioners (NAIC), regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could adversely affect our financial condition and results of operations.
     In December 2004, the NAIC approved amendments to its model Producer Licensing Act. The amendments contain new disclosure requirements for producers regarding compensation arrangements. If adopted, the NAIC amendments would require producers to disclose to customers, in certain circumstances, information concerning compensation arrangements with producers. The NAIC also directed its Executive Task Force on Broker Activities to further consider the development of additional requirements for recognition of a fiduciary responsibility on the part of producers, disclosure of all quotes received by a broker and disclosures relating to reinsurance arrangements between insurers and reinsurance companies affiliated with a producer. We cannot predict the effect the NAIC’s recent compensation disclosure amendments or anticipated future activities in this area, at the NAIC or state level, will have on influencing future legal actions, changes to business practices or regulatory requirements applicable to us.
     Currently, the U.S. government does not regulate directly the insurance business. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, including the Sarbanes-Oxley Act of 2002, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include “The State Modernization and Regulatory Transparency Act,” which would maintain state-based regulation of insurance but would affect state regulation of certain aspects of the insurance business, including rates, agent and company licensing and market conduct examinations. We cannot predict whether this or other proposals will be adopted, or what impact, if enacted, such laws may have on our business, financial condition or results of operations.
     Many of our independent marketers also operate in regulated environments. Changes in regulations that affect their operations also may affect our business relationships with them and their ability to purchase or to distribute our products. Accordingly, these changes could have an adverse effect on our financial condition and results of operation.
     Changes in laws and regulations which apply to us and our marketing representatives may materially increase our expense of doing business, thus having an adverse effect on our financial condition and results of operations.
We have identified a material weakness in our internal control over financial reporting and we have received an adverse opinion on internal control over financial reporting from our independent registered public accounting firm in connection with their annual internal control attestation process. We have also identified several significant deficiencies in our internal control over financial reporting.
     In connection with our evaluation of our disclosure controls and procedures at the end of 2004 and as of March 31, 2005, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004 or March 31, 2005. A “material weakness” in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     The material weakness relates to the inadequate and ineffective management oversight and review of our financial reporting process. Specifically, we did not revise our management oversight and review protocols to address changes in the qualifications of personnel performing financial reporting functions, and we did not provide for effective cross-training of personnel performing financial reporting functions. As a result, numerous material errors were identified in our 2004 annual financial statement footnotes. These errors were corrected prior to issuance of our 2004 consolidated financial statements. This material weakness in internal control over financial reporting resulted in more than a remote likelihood that our financial statements could have been materially misstated (See Item 9).
     Six significant deficiencies in our internal controls over financial reporting, as of December 31, 2004, remained as of March 31, 2005. A “significant deficiency” is a control deficiency or combination of control deficiencies that adversely affect our ability to initiate, authorize, record, process or report external financial data reliably in accordance with U.S. GAAP. The result of a significant deficiency is that there is more than a remote likelihood that a misstatement in our annual or interim financial statements that is more than inconsequential will not be prevented or detected. The six significant deficiencies were:
•	failure to evaluate the valuation allowance on our deferred tax account;

•	failure to maintain end user controls over the Excel file for payment of certain insurance commissions;

•	failure to document and test certain reinsurance processes;

•	failure to adequately review market values of certain fixed income securities;

•	failure to maintain end user controls relating to market value adjustments of certain investment securities; and

•	failure to maintain adequate documentation and controls regarding certain payroll procedures.
     We are in the process of completing remediation efforts relating to the material weakness and significant deficiencies, primarily consisting of hiring additional personnel who will be competent to address U.S. GAAP relating to our operations, additional training for our accounting staff, particularly relating to U.S. GAAP, and enhanced management review procedures.
     These measures may not, however, eliminate the material weakness or the significant deficiencies, and we may have additional material weaknesses or significant deficiencies in our internal controls that our management has not yet identified. The existence of one or more material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any additional internal control deficiencies that might be discovered.
     Additionally, during 2005, management must evaluate, test and report on the internal controls over financial reporting at Security Plan, a significant acquisition which we completed on October 1, 2004. Management expects to begin this process during the second quarter of 2005, as well as continue reviewing and updating the findings from the 2004 evaluation. Effective January 1, 2005, our book of accident and health insurance business is being administered by a reinsurer. If this reinsurer of the accident and health policies does not complete the assumption process of a substantial portion of the business during mid-2005, we must evaluate the internal control over financial reporting of the assuming reinsurer for 2005.
     If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, the market price of our Class A common stock could decline significantly, and we may be unable to obtain additional financing to operate and expand our business.
Reinsurers with which we do business with may not honor their obligations, leaving us liable for the reinsured coverage, and our reinsurers could increase their premium rates.
     We reinsure certain risks underwritten by our various operating segments. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. The high cost of reinsurance or lack of affordable coverage could adversely affect our operating results.
     Although our reinsurers are liable to us to the extent of the ceded reinsurance, we remain liable as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate our obligation to pay claims. We are subject to credit risk with respect to our ability to recover amounts due from reinsurers. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. A reinsurer’s insolvency, underwriting results or investment returns may affect its ability to fulfill reinsurance obligations.
     Our reinsurance facilities are generally subject to annual renewal. We may not be able to maintain our current reinsurance facilities and, even where highly desirable or necessary, we may not be able to obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase or, if we are unwilling or unable to bear an increase in net exposures, we may have to reduce the level of our underwriting commitments. Either of these potential developments could materially adversely affect our results of operations and financial condition.
     For the majority of our business we retain only the first $100,000 of risk on any one life and cede the remaining risk to our reinsurers, with the remainder of our policies having lower levels of retained risk. In 2004, we reinsured $265 million of face amount of our life insurance policies, and in 2003 we reinsured $301.4 million of face amount of our life insurance policies. Amounts reinsured in 2004 and 2003 represented approximately 6.6% and 10.3%, respectively, of the face amount of life insurance in effect in those years. Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance. If the cost of reinsurance were to increase with respect to policies for which we have guaranteed the rates, we could be adversely affected.
The failure to effectively maintain and modernize our information systems could adversely affect our business.
     Our business is dependent upon our ability to keep up to date with technological advances. This is particularly important in our life insurance operations, where our information systems are critical to the operation of our business. Our failure to update these systems to reflect technological advancements or to protect our systems may adversely affect our ability to do business.
     We must maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. Our failure to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our results of operations and financial condition. If we do not maintain adequate systems we could experience adverse consequences, including:
•	inadequate information on which to base pricing, underwriting and reserving decisions;

•	the loss of existing customers;

•	difficulty in attracting new customers;

•	customer and marketer disputes;

•	regulatory problems, such as failure to meet prompt payment obligations;

•	litigation exposure; or

•	increases in administrative expenses.
     In addition, our management information, internal control and financial reporting systems may need further enhancements and development to satisfy the financial and other reporting requirements of being a public company. There is a risk that we may not be able to adequately upgrade and improve over information systems, which could have an adverse effect on our business.

Failure to protect confidential information and privacy could result in the loss of customers, reduction to our profitability and subject us to fines and penalties.
     Our insurance subsidiaries are subject to privacy regulations and to confidentiality obligations. We also have legal obligations to protect certain confidential information we obtain from our existing vendors. These obligations generally include protecting confidential information in the same manner and to the same extent as we protect our own confidential information. The actions we take to protect confidential information include among other things:
•	monitoring our record retention plans and any changes in state or federal privacy and compliance requirements;

•	drafting appropriate contractual provisions into any contract that raises proprietary and confidentiality issues;

•	maintaining secure storage facilities for tangible records; and

•	limiting access to electronic information in order to safeguard certain current information.
     In addition, the Gramm-Leach-Bliley Act requires that we deliver a notice regarding our privacy policy both at the delivery of the insurance policy and annually thereafter. Certain exceptions are allowed for sharing of information under joint marketing agreements. However, certain state laws may require individuals to opt in to information sharing instead of being immediately included. Additionally, when final U.S. Treasury Department regulations are promulgated in connection with the USA Patriot Act, we will likely have to expend additional resources to tailor our existing efforts to the new rules.
     We have and maintain a written information security program with appropriate administrative, technical and physical safeguards to protect such confidential information. If we do not comply with privacy regulations and protect confidential information we could experience adverse consequences, including regulatory problems, loss of reputation and litigation.
The insurance business in which we operate may be subject to periodic negative publicity, which may negatively impact our financial results.
     The nature of the markets for the insurance products we provide, including international life and home service, is that we interface with and distribute our products to individual consumers. There may be a perception that these purchasers may be unsophisticated and in need of consumer protection. Accordingly, from time to time, consumer advocate groups or the media may focus attention on our products, thereby subjecting us to periodic negative publicity. We may also be negatively impacted if another insurance company engages in practices resulting in increased public attention to our businesses. Negative publicity may result in lower sales of insurance, increased regulation and legislative scrutiny of industry practices as well as increased litigation, which may further increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products, requiring us to change our products or increasing the regulatory burdens under which we operate.
General economic, financial market and political conditions may adversely affect our results of operations and financial condition.
     Our results of operations and financial condition may be materially adversely affected from time to time by general economic, financial market and political conditions, both in the U.S. and in the foreign countries where our non-U.S. policy owners reside. These conditions include economic cycles such as:
•	insurance industry cycles;

•	levels of employment;

•	levels of consumer spending;

•	levels of inflation; and

•	movements of the financial markets.
Fluctuations in interest rates, monetary policy, demographics, and legislative and competitive factors also influence our performance. During periods of economic downturn, individuals and businesses may choose not to purchase our insurance products and other related products and services, may terminate existing policies or contracts, permit them to lapse or may choose to reduce the amount of coverage purchased.
The inability of our subsidiaries to make payments to us in sufficient amounts for us to conduct operations could harm our ability to meet our obligations.
     As a holding company whose principal assets are the capital stock of our subsidiaries, we will rely primarily on statutorily permissible payments from our subsidiaries to meet our obligations for payment of corporate expenses. The ability of our subsidiaries to make payments to us and to make other payments in the future will depend on their statutory surplus (which is the excess of assets over liabilities as determined in accordance with statutory accounting principles set by state insurance regulatory authorities), future statutory earnings (which are earnings as determined in accordance with statutory accounting principles) and regulatory restrictions. Except to the extent that we are a creditor with recognized claims against our subsidiaries, claims of the subsidiaries’ creditors, including policyholders, have priority with respect to the assets and earnings of the subsidiaries over the claims of our creditors. If any of our subsidiaries becomes insolvent, liquidates or otherwise reorganizes, our creditors and shareholders will have no right to proceed against the assets of that subsidiary or to cause the liquidation, bankruptcy or winding-up of the subsidiary under applicable liquidation, bankruptcy or winding-up laws.
The price of our Class A common stock may be volatile and may be affected by market conditions beyond our control.
     Our Class A share price is likely to fluctuate in the future because of the volatility of the stock market in general and as a result of a variety of other factors, many of which are beyond our control, including:
•	quarterly variations in actual or anticipated results of our operations including for individual products;

•	interest rate fluctuations;

•	changes in financial estimates by securities analysts;

•	our failure to meet the expectations of securities analysts and investors; and

•	actions or announcements by our competitors.
Class A common stock holders will always be minority shareholders who will not control us, will have a limited ability to influence our business policies and corporate actions, and will not by themselves be able to elect any directors.
     It is difficult for our minority shareholders to elect any of our directors or otherwise exert influence over our business. Our outstanding Class B common stock elects a simple majority of our board of directors. All of the Class B common stock is owned indirectly by Harold E. Riley, Chairman of the Board, through the Harold E. Riley Trust. Additionally, Mr. Riley is the largest Class A shareholder. Therefore, Mr. Riley has virtually complete control over significant corporate transactions. These factors would also make it more difficult and time consuming for a third party to acquire control of, or to change, our board of directors.
Our articles of incorporation, bylaws and insurance laws may discourage takeovers and business combinations that our stockholders might consider in their best interests.
     Our articles of incorporation and bylaws, as well as various state insurance laws, may delay, defer, prevent or render more difficult a takeover attempt that our stockholders might consider in their best interests. For instance, they may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.
     Our articles of incorporation and bylaws may also make it difficult for stockholders to replace or remove our directors. These provisions may facilitate entrenchment of our directors, which may delay, defer or prevent a change in our control, which may not be in the best interests of our stockholders.
     The following provisions in our articles of incorporation and bylaws have anti-takeover effects that may delay, defer or prevent a takeover attempt. In particular, our articles of incorporation and bylaws:
•	provide that our Class B common stock elects a simple majority of our board of directors, all of which is beneficially owned by Harold E. Riley; and

•	permit our board of directors to issue one or more series of preferred stock.
     State insurance laws generally require prior approval of a change in control of an insurance company. Generally, such laws provide that control over an insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the insurer. In considering an application to acquire control of an insurer, an insurance commissioner generally will consider such factors as the experience, competence and financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquirer’s plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition. In addition, a person seeking to acquire control of an insurance company is required in some states to make filings prior to completing an acquisition if the acquirer and the target insurance company and their affiliates have sufficiently large market shares in particular lines of insurance in those states. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.
You should not anticipate receiving cash dividends on your Citizens Class A common stock, because we have not paid any cash dividends and do not anticipate doing so in the foreseeable future.
     To date we have not paid cash dividends on our Class A common stock or Class B common stock, because it is our policy to retain earnings for use in the operation and expansion of our business. Thus, you should not rely on your investment in us for periodic dividend income. The only return on your investment in our Class A common stock will be the appreciation in its market value, if any.

There are a substantial number of shares of our Class A common stock eligible for future sale in the public market. The sale of a large number of these shares could cause the market price of our Class A common stock to fall.
     There were 37,457,272 shares of our Class A common stock outstanding as of March 31, 2005. The outstanding shares of our Series A-1 Convertible Preferred Stock are currently convertible into 1,847,473 shares of Class A common stock at a conversion price of $6.76 per share. Although we have no present plans to do so, if we were to increase the Series A-1 Convertible Preferred Stock issue size from its existing $12.5 million up to a maximum of $25 million, then an additional 1,847,473 shares of our Class A common stock may be issuable upon conversion of those preferred shares. Holders of the Series A Preferred Stock will receive a 4% annual dividend that is payable by issuing Class A common stock.
     In addition, our Series A-1 Convertible Preferred Stock owners hold unit warrants to acquire Class A common stock and unit warrants to acquire (i) Series A-2 Convertible Preferred Stock and (ii) additional seven-year warrants to acquire Class A common stock representing 27.5% coverage of the dollar amount invested with the valuation in calculating the number of Class A common shares underlying the warrant being limited to a $6.54 per share floor and $10.75 per share ceiling. We could be obligated to issue a significant number of shares of Class A common stock if the Series A Preferred Stock and warrants noted above are exercised and converted.
     We also issued our financial advisors warrants to purchase 92,369 shares of our Class A common stock. In addition, members of our management and other affiliates owned approximately 5,956,791 shares of our Class A common stock, representing approximately 15.9% of our outstanding Class A common stock as of March 31, 2005. Sale of a substantial number of the shares described above would likely have a significant negative affect on the market price of our Class A common stock.
     If our stockholders sell a large number of shares of our Class A common stock, or if we issue a large number of shares of our Class A common stock in connection with future acquisitions, financings, or other circumstances, the market price of shares of our Class A common stock could decline significantly. Moreover, the perception in the public market that our stockholders might sell shares of our Class A common stock could depress the market price of those shares.
Provisions of our Series A Preferred Stock may prevent or make it more difficult for us to raise funds or take certain other actions
     In July 2004, we completed the private placement to four institutional investors of (i) an aggregate of 25,000 shares of our Series A-1 Senior Convertible Preferred Stock, (ii) seven-year warrants to purchase up to an aggregate of 508,028 shares of our Class A common stock at an exercise price of $7.44 per share and (iii) unit warrants to purchase, until October 2005, up to $5,000,000 of our Series A-2 Senior Convertible Preferred Stock and additional seven-year warrants to acquire Class A common stock. Provisions of the currently outstanding Series A Preferred Stock may require us to obtain the approval of the holders of such shares, or otherwise trigger rights of first refusal or payment provisions, to (i) incur debt or allow liens on our property, other than certain permitted debt and liens, (ii) issue or sell additional shares of our Class A common stock, (iii) amend our articles of incorporation so as to affect adversely any rights of the preferred shareholders, (iv) authorize or create a new class of stock that will be senior or equal to the Series A Preferred Stock in terms of dividends, redemption or distribution of assets, or (v) take certain other actions. These provisions may make it more difficult for us to take certain corporate actions and could delay, discourage or prevent future financings.
Holders of our Series A Preferred Stock may require us to redeem their Series A Preferred Stock, and we will be required to redeem any shares of Series A Preferred Stock that remain outstanding on the fifth anniversary of their issuance.
     The provisions of the Series A Preferred Stock require that if (i) at any time after the original issue date of the stock, the closing price of our Class A common stock for any 42 days is less than $5.50, or (ii) we issue Class A common stock or common stock equivalents for less than $6.54 per share, then the holders of the Series A Preferred Stock may require us to redeem their shares of Series A Preferred Stock at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The preferred holders’ right to require a redemption have been triggered under clause (i) above. In addition, we will be required to redeem any shares of the Series A Preferred Stock that remain outstanding on the fifth anniversary after their issuance at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of such payment.
     We can elect to pay the redemption price in shares of our Class A common stock if:
•	the average closing price of our Class A common stock is $3.74 per share or above;

•	we have sufficient number of shares of Class A common stock available for issuance;

•	our Class A common stock is listed on NYSE or other eligible market;

•	the shares of Class A common stock to be issued are registered under an effective registration statement;

•	the shares to be issued can be issued without violating the rules of the NYSE or any applicable trading market or a provision of our agreement with the holders;

•	no bankruptcy event has occurred; and

•	certain other enumerated conditions.
     We would likely pay the redemption price of any Series A Preferred Stock in shares of our Class A common stock, assuming we met the foregoing criteria. The number of shares of Class A common stock which we would be required to issue to redeem the preferred stock would be determined by dividing the sum of the stated value of $500 per preferred share, plus accrued dividends at 4% per annum (paid quarterly), by the lesser of $6.54 or 95% of the volume weighted average price per share of the common stock for 15 days before the redemption date. The number of additional shares of common stock which we may be required to issue to redeem these shares of Series A Preferred Stock could have a significant dilutive effect on the book value of the shares of Class A common stock held by existing stockholders.
     There can be no assurance that the holders of the Class A Preferred Stock will not elect to require us to redeem their shares. In addition, there are provisions of the Series A Preferred Stock, that could, under certain circumstances, including failure to meet the requirements enumerated above, require us to pay part or all of the redemption price in cash rather than common stock. If we are required or elect to redeem shares of the Series A Preferred Stock using cash, we may have to curtail our expansion and acquisition plans. In such event we would likely try to raise additional capital by issuing new stock, but there can be no assurance that capital will be available on acceptable terms or at all.

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

Item 8. Financial Statements and Supplementary Data

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Index to Consolidated Financial Statements and
Financial Statement Schedules

Page
Reference
Report of independent registered public accounting firm	92

Consolidated statements of financial position at December 31, 2004 and 2003	93

Consolidated statements of operations – years ended December 31, 2004, 2003 and 2002	95

Consolidated statements of stockholders’ equity and comprehensive income – years ended December 31, 2004, 2003 and 2002	97

Consolidated statements of cash flows – years ended December 31, 2004, 2003 and 2002	99

Notes to consolidated financial statements	102

Schedules at December 31, 2004 and 2003:
Schedule II – Condensed Financial Information of Registrant	131
Schedules for each of the years in the three-year period ended December 31, 2004:
Schedule III – Supplementary Insurance Information	134
Schedule IV – Reinsurance	136

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

/s/ KPMG LLP

Dallas, Texas
March 30, 2005

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.
     The following sets forth certain information concerning our directors and executive officers as of March 31, 2005.

Name	Age	Principal Occupation
Harold E. Riley	76	Chairman of the Board of the Company, Austin, TX

Rick D. Riley*	51	Vice Chairman and CEO of the Company; Chairman of the Board and CEO of Citizens Insurance Company of America and subsidiaries, Austin, TX

Dr. E. Dean Gage	62	Executive Director and Bridges Chair, Center for Executive Leadership, Veterinary Medical Education Texas A&M University College Station, TX

Steven F. Shelton	49	Farmer/Rancher Lamar, CO

Timothy T. Timmerman	44	President Commerce Properties, Inc.; Partner, Realcom Management, Austin, TX

Mark A. Oliver	46	President of the Company, Austin, TX

Dr. Richard C. Scott	70	Vice President, Development Baylor University Waco, TX

Grant Teaff	71	Executive Director, American Football Coaches Association Waco, TX

Marcia F. Emmons	49	Vice President, General Counsel and Secretary, Austin, TX

Ray A. Riley*	44	Executive Vice President, Chief Operating Officer, Austin, TX

*	Harold E. Riley is the father of Rick D. Riley and Ray A. Riley. There are no other family relationships between or among our directors or executive officers.

     Harold E. Riley, controlling stockholder; our Chairman of the Board from 1987 to present; Chairman of the Board of the Company and its subsidiaries from 1994 to 1999; Chairman of the Board and Chief Executive Officer of the Company from 1992 to 2000; Chairman of the Board and Chief Executive Officer of the Company and its subsidiaries from 1992 to 1999; President of the Company and its subsidiaries from November 1996 to March 1997; Chairman of the Board, Chief Executive Officer and President of the Company and its subsidiaries from 1987 to 1992; Chairman of the Board, President and Chief Executive Officer, Continental Investors Life Insurance Company from 1989 to 1992.
     Rick D. Riley, our Vice Chairman and CEO from October 2000 to present; Vice Chairman since 2000; Chairman of the Board of Directors and CEO of Citizens Insurance Company of America and our other insurance subsidiaries, from February 2004 to present. Chairman of the Board of Directors, President and CEO of Citizens Insurance Company of America and our other insurance subsidiaries, from February 1999 to January 2004; our Chief Administrative Officer and Secretary from October 1998 to February 1999; our Executive Vice President from September 1995 to 1998; our Chief Operating Officer from September 1995 to March 1997; our Chief Administrative Officer from 1994 to June 1995, and President thereafter until September 1995; our Executive Vice President and Chief Operating Officer from 1990 to 1991 and 1992 to 1994; President, Computing Technology, Inc., our subsidiary, from 1991 to 1992; our Executive Vice President, Data Processing, from 1987 to 1991; Executive Vice President, Continental Investors Life Insurance Company from 1989 to 1992.
     Dr. E. Dean Gage, Executive Director and Bridges Chair, Center for Executive Leadership, Veterinary Medical Education, Texas A&M University, College Station, Texas, 2004 to present; Associate Dean of Professional Programs, College of Veterinary Medicine, Texas A&M University, College Station, Texas, 2001 to present; President Men’s Leadership Ministries, Bryan, Texas, from 1996 to 2000; Executive Director, Center for Executive Development College of Business, Texas A&M University, College Station, Texas, from 1994 to 1996; President, Texas A&M University, College Station, Texas from 1993 to 1994; Executive Vice President and Provost, Texas A&M University, College Station, Texas from 1989 to 1993. Director of the Company since 2000.
     Steven F. Shelton, Rancher/Farmer from 1974 to present; Director, First Centennial Corporation, from January to October 1989 and August 1990 to 1992. Director of the Company since 1993.
     Timothy T. Timmerman, President, Commerce Properties, Inc. from 1990 to present; Partner, Realcom Management from 1990 to present. Director of the Company since 1989.
     Mark A. Oliver, our President, Chief Investment Officer and Treasurer from February 2004 to present; President and Vice Chairman of our affiliates from February 1999 to present; our President and President of our life insurance subsidiaries from March 1997 to February 1999; Executive Vice President, Chief Financial Officer,

Secretary and Treasurer of us and our affiliates from 1990 to 1997; Treasurer and Chief Financial Officer of us and our affiliates from 1988 to 1990; Treasurer and Controller of us and our affiliates from 1984 to 1988. Director of the Company since 1997.
     Dr. Richard C. Scott, Vice President, Development Baylor University, Waco, Texas from 1996 to present; 1977 to 1996, Dean of Hankamer School of Business, Baylor University; 1972 to 1977, Associate Dean, Director of Graduate Studies, Professor of Management, Hankamer School of Business, Baylor University; 1971 to 1972, Acting Dean while Dean was on leave; 1968 to 1971, Associate Professor of Management, Director of Special Programs, Hankamer School of Business, Baylor University; 1964 to present, Consultant to various firms and governmental agencies in the areas of planning, management strategy, acquisition and sale of business and business evaluations; 1997 to January 2004, Director of Winnebago Industries; 1994 to 1997, Chairman of the Board of Trustees of Annuity Board of the Southern Baptist Convention; 1990 to 1997, Member of Executive Committee of the Board of Trustees of the Annuity Board of the Southern Baptist Convention; 1990 to 1994 Chairman of the Investment Committee of the Board of Trustees of the Annuity Board of the Southern Baptist Convention; 1989 to 1994, Member of Investment Committee of the Board of Trustees of the Annuity Board of the Southern Baptist Convention; 1988 to 1989, Member of the Finance Committee of the Board of Trustees of the Annuity Board of the Southern Baptist Convention; 1980 to 1987, Member of the Board of Directors of the Central National Bank; 1976 to present, Owner of controlling interest (with partner) in Trumas, Inc., a closely held corporation; 1976 to present, General partner of S&T Financial. Director of the Company since 2000.
     Grant Teaff, Executive Director, American Football Coaches Association from 1994 to present. Director of the Company since 2004.
     Marcia F. Emmons assumed the position of Vice President, General Counsel and Secretary of our Company in October 2002. Prior to that Mrs. Emmons provided legal services to various clients and she spent over 16 years as in house counsel with Sun Company, Inc. and its operating subsidiaries. Mrs. Emmons is a member of the Texas Bar Association and the Pennsylvania Bar Association.
     Ray A. Riley, our Executive Vice President and Chief Operating Officer from April 2003 to the present and Vice President, Personnel from April 2000 to April 2003. Mr. Riley held various positions with the Company and its subsidiaries from 1995 to 2000, including Corporate Development, Chief Pilot, Computer Network Manager, and International Marketing Director.
     None of our directors is a director of any other company with a class of securities registered under the Securities Exchange Act of 1934 or any investment company registered under the Investment Company Act of 1940.
Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Securities Exchange Act of 1934 requires that our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of such reports and amendments thereto furnished to us, we believe that during 2004, all reports were filed on a timely basis. However, Gala Management Services, Inc., an unaffiliated Panamanian trust administrative services company, who was a record holder of approximately 39.1% of our Class A common stock as of March 31, 2005, has not filed reports of ownership and changes in ownership with the Securities and Exchange Commission in respect of our Class A common stock. Gala Management Services, Inc. disclaims beneficial ownership of all of such Class A common stock held by it of record. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Board and Committee Information.
     Our business affairs are conducted under the direction of our Board of Directors. The Board of Directors held five meetings during 2004, at which all directors were present. We do not have an “attendance policy,” although our directors are expected to attend Board Meetings. The non-management directors hold regularly scheduled executive sessions in which those directors meet without management participation. The director chosen to preside at these sessions is determined on an informal basis at the time of the meeting.
Audit Committee
Members at December 31, 2004: Directors Scott, Gage and Timmerman
Number of Meetings in 2004: Six
Functions:
•	Assists the Board in fulfilling its oversight responsibilities as they relate to the Company’s accounting policies, internal controls, financial reporting practices and legal and regulatory compliance;

•	Hires the independent auditors;

•	Monitors the independence and performance of the Company’s independent auditors and internal auditors;

•	Maintains, through regularly scheduled meetings, a line of communication between the Board and the Company’s financial management, internal auditors and independent auditors; and

•	Oversees compliance with the Company’s policies for conducting business, including ethical business standards.

•	Oversees the Company’s assessment of internal controls as required by the Sarbanes-Oxley Act.
The Board of Directors adopted a restated Audit Committee Charter in November 2002 and subsequently amended and restated the charter on April 22, 2004. The charter is posted on our website at www.citizensinc.com.
Our Board of Directors has determined that Dr. Richard C. Scott is qualified as an “audit committee financial expert” as that term is defined in the rules of the Securities and Exchange Commission. Dr. Scott served as Dean of Hankamer School of Business of Baylor University from 1972 to 1977; from 1971 to 1972 he was the Associate Dean, Director of Graduate Studies, Professor of Management, Hankamer School of Business, Baylor University. He also has been Associate Professor of Management, Director of Special Programs, Hankamer School of Business, Baylor University, since 1964.
Our Class A common stock is listed for trading on the New York Stock Exchange. Pursuant to NYSE rules, the Audit Committee is to be comprised of three or more directors as determined by the Board of Directors, each of whom shall be “independent.” Our Board of Directors has determined that all of the members of the Audit Committee are independent, as defined in the listing standards of the NYSE and the rules of the SEC.
Compensation Committee
Members at December 31, 2004: Directors Scott, Shelton and Timmerman
Number of Meetings in 2004: One
Functions:
•	Assists the Board in overseeing the management of the Company’s human resources including:
➢	compensation and benefits programs

➢	Chief Executive Officer performance and compensation; and

➢	executive development and succession and diversity efforts;
•	Oversees the evaluation of management; and

•	Prepares the report of the Committee on executive compensation.
The Compensation Committee’s policy is to offer the executive officers competitive compensation packages that will permit us to attract and retain individuals with superior abilities and to motivate and reward such individuals in an appropriate fashion in the long-term interests of the company and its shareholders. Currently, executive compensation is comprised primarily of salary and a qualified profit-sharing plan.

Code of Ethics
Our Board of Directors has adopted a Code of Business Conduct and Ethics (“Code”), which we have posted on our website located at www.citizensinc.com.
Our Code provides general statements of our expectations regarding ethical standards that we expect our directors, officers and employees to adhere to while acting on our behalf. Among other things, the Code provides that:
•	We will comply with all laws, rules and regulations;

•	Our directors, officers and employees are to avoid conflicts of interest and are prohibited from competing with us or personally exploiting our corporate opportunities;

•	Our directors, officers and employees are to protect our assets and maintain our confidentiality;

•	We are committed to promoting values of integrity and fair dealing; and

•	We are committed to accurately maintaining our accounting records under generally accepted accounting principles and timely filing our periodic reports.
Our Code also contains procedures for our employees to report, anonymously or otherwise, violations of the Code.
COMPENSATION COMMITTEE
Report on Executive Compensation
The Compensation Committee, which is composed of three outside directors, makes recommendations to the Board concerning the compensation of the Company’s executive officers. In order to make such recommendations, toward the end of each year, the Committee evaluates the Company’s performance relative to its business plan and similar companies. Additionally, each executive officer’s contribution to the Company’s achievements during the year is evaluated.
The goal of the Compensation Committee is to ensure that the Company employs qualified, experienced executive officers whose financial interest is aligned with that of the shareholders. The Committee considers general industry practice, tax effects and other factors in structuring executive compensation awards.
Salaries for each of the Company’s executive officers are determined by taking into consideration performance, length of tenure with the Company, compensation by industry competitors for comparable positions and career achievements. Salaries paid within the industry are weighted more heavily in setting base salary levels. No bonus or stock option plans exist; however, there is a profit sharing plan, where distribution is based on tenure. The Committee also believes that the cash compensation paid to the Company’s Chairman and its Chief Executive Officer is designed to closely align their interests with those of the shareholders and that their compensation is related directly to their performance as individuals with considerable experience and ability in the insurance industry.
Harold E. Riley was elected Chairman of the Board and Chief Executive Officer in 1987, although as the founder of the Company, his tenure began in 1968. In October 2000, he relinquished the position of Chief Executive Officer to Rick D. Riley, while remaining as Chairman. Harold Riley and Rick Riley have historically been employed by the Company on an “at-will” basis.
The Committee has conducted a review of the performance of both the Chairman and Chief Executive Officer for the year 2004. This review has included an evaluation of the progress made by the Company towards the attainment of its goals and the role each individual played in the achievement of such progress.
The review included a comparison of salaries of senior executives of other public life insurance companies of various sizes who are typically identified as comparable to the Company, and the manner in which such executives are compensated. Additional consideration was given for the substantial growth in the Company’s scope of operations and asset base during the year 2004. During the year, a number of milestones were attained. The Company secured a $30 million line of credit for use in future acquisitions (and later drew down the line in conjunction with the acquisition of Security Plan Life Insurance Company). A private placement of convertible preferred stock was completed which generated $12.5 million of additional capital and which, at the Company’s option, can be increased to $25 million. This issue was structured so that payments, including dividends and redemptions, can be made in Class A common shares, and all warrants granted are exercisable using only cash. It is the Company’s belief that this structure is beneficial to the Company. Security Plan Life was acquired during 2004, which marks a significant step in the Company’s drive to attain its stated goals. At $85 million cash, this acquisition is the largest and most significant in the Company’s history. The Company believes this acquisition provides an additional foundation for U.S. marketing activities and should enhance the long-term profitability for the Company.
For the past several years, the accident and health business of the Company has not provided the Company with an economic return. Regulation prevented the Company from taking aggressive action to re-price existing business. Effective January 1, 2004, an agreement was reached to cede most of the accident and health business of the Company to a third party. This transaction permitted the Company to effectively withdraw from the accident and health market and reduce overhead. Additionally, consideration was given to the fact that significant expense reductions were obtained during 2004. Also during the year, a record amount of new insurance revenues were received from the Company’s international markets because of programs created by the Chairman.

Giving consideration to these factors, it is the opinion of this committee that the salaries for Harold E. Riley and Rick D. Riley for the year 2005 be established at $650,000 and $275,000, respectively.
COMPENSATION COMMITTEE
Richard C. Scott
Steven F. Shelton
Timothy T. Timmerman
COMPARATIVE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CITIZENS, INC.,
NYSE MARKET INDEX AND COREDATA GROUP INDEX
The following graph represents a comparison of our preceding five-year cumulative total return, along with the total return of our peer group and a broad market index. The broad market index chosen was the NYSE Market Index. The peer group, which includes life, accident and health companies, was compiled by Coredata Group Index.
COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY
INDEXES AND/OR BROAD MARKETS

COMPANY	12/29/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004
Citizens, Inc.	107.92	195.02	132.90	178.72	129.12
Life Insurance	118.19	88.06	59.96	84.30	101.04
NYSE Market Index	102.38	93.26	76.18	98.69	111.45

Source:	COREDATA
333 E. Franklin St.
Richmond, VA 23219

Item 11. Executive Compensation.
     The following table presents the aggregate compensation that was earned by our Chairman and by our Chief Executive Officer for each of the past three years ended December 31, 2004 and, our four most highly compensated executive officers other than the Chairman and the Chief Executive Officer during these years. There has been no compensation awarded to, earned by or paid to any executive officer required to be reported in any table or column in any fiscal year, other than what is set forth in the table below.
SUMMARY COMPENSATION TABLE
Annual Compensation

Name and				Other	All Other
Principal				Annual	Compensation
Position	Year	Salary	Bonus	Compensation	(1)
Harold E. Riley,	2004	$571,362	-0-	(2)	$31,456
Chairman	2003	$571,365			$35,758
	2002	$571,164			$32,765

Rick D. Riley, Vice	2004	$257,219	-0-	(2)	$31,456
Chairman and Chief	2003	$257,220			$35,758
Executive Officer	2002	$233,655			$32,765

Clayton D. Dunham,	2004	$275,142	-0-		$5,242
Executive Vice	2003	$255,200			$5,498
President, Chief	2002	$276,062			$4,829
Marketing Officer (3)

Mark A. Oliver,	2004	$229,527	-0-	(2)	$22,135
President, Chief	2003	$233,855			$24,722
Investment Officer	2002	$193,662			$23,456
and Treasurer

Ray A. Riley,	2004	$182,969	-0-		$4,660
Executive Vice	2003	$157,277			$4,811
President and Chief	2002	$103,916			$4,139
Operations Officer

(1)	Company contribution to qualified profit-sharing plan. The 2004 amounts represent the results of the 2003 plan year credited in 2004. The 2004 results will not be available until late 2005.

(2)	Includes the use of a Company automobile, the incremental cost of which is less than the lower of 10% of the total annual cash compensation or $50,000.

(3)	Mr. Dunham served as an officer of the Company until February 1999, and continued to serve as an officer of the Company’s subsidiaries until June 2005.

     Our employees are covered under a non-contributory profit-sharing plan. Under the terms of the Plan, all employees who have completed one year of service are eligible to participate. Vesting begins following completion of three years’ service and employees become fully vested after seven years’ service. We made a $300,000 contribution in each of 2002, 2003 and 2004. Messrs. H. E. Riley, R. D. Riley, and M. A. Oliver had, $305,913, $350,972, and $165,825, respectively, vested under the Plan as of December 31, 2003, the last year for which allocations are complete. Messrs. R. A. Riley and C. D. Dunham had $27,137 and $32,325 vested in the Plan as of December 31, 2003, respectively.
     During 2004, the members of Board of Directors who are not employees were paid $10,200 per year, and Board Committee members who are not employees were paid $500 per Committee meeting attended in person. Total directors’ fees paid by us during 2004 were $58,750.
     In recognition of the increased demand on outside Directors because of new Corporate Governance rules and Company growth, the Board of Directors approved an increase in their fees to $1,000 per month and $600 per meeting, effective January 1, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     We have two classes of common stock. Both classes of common stock are equal in all respects, except that (i) Class B common shareholders elect a simple majority of the Board of Directors of the Company and Class A common shareholders elect the remaining directors; and (ii) Class A shareholders are entitled to receive, on a per-share basis, twice the cash dividends paid on a per-share basis to Class B shareholders. Each outstanding share of common stock has one vote in all matters to be considered at meetings of shareholders.
     Harold E. Riley is deemed to be the “controlling shareholder” of our Company by virtue of his ownership of 100% of our outstanding Class B common stock, which elects a majority of our Board of Directors. Mr. Riley owns, directly and indirectly, 4,668,919 shares (12.5%) of the outstanding Class A common stock and 936,181 shares (100%) of the Class B common stock.
     The following table shows, as of March 31, 2005, certain information with regard to the beneficial ownership of our common stock:
•	by each of our executive officers and directors,

•	by all of our executive officers and directors as a group, and

•	by each person who is known by us to own beneficially more than 5% of our outstanding Class A or Class B common stock.

	Shares Owned and	Percent of
Name and Address	Nature of Ownership (1)	Class
Harold E. Riley
400 E. Anderson Lane	4,668,919 Class A(2)	12.5%
Austin, TX 78752	936,181 Class B (2)	100.0%

Rick D. Riley 400 E. Anderson Lane Austin, TX 78752	784,586 Class A(3)	2.1%

Ray A. Riley 400 E. Anderson Lane Austin, TX 78752	473,964 Class A(4)	1.3%

Timothy T. Timmerman 4903 Whitethorn Court Austin, TX 78746	8,493 Class A	(6)

Steven F. Shelton 7359 Road X Lamar, CO 81052	2,840 Class A	(6)

Mark A. Oliver 400 E. Anderson Lane Austin, TX 78752	13,123 Class A	(6)

Marcia F. Emmons 400 E. Anderson Lane Austin, TX 78752	42 Class A	(6)

Dr. E. Dean Gage Texas A&M University College of Veterinary Medicine College Station, TX 77843	1,163 Class A	(6)

Dr. Richard C. Scott Baylor University University Development Robinson Tower, 8th Floor Waco, TX 76798	2,220 Class A	(6)

Grant G. Teaff 8265 Forest Ridge Waco, TX 76712	1,441 Class A	(6)

All executive officers
and directors as	5,956,791 Class A	15.9%
a group (ten persons)	936,181 Class B	100.0%

Gala Management Services, Inc. (as trustee
of four non-U.S. trusts and/or record holder)
Ave. Federico Boyd y Calle 51 Este #18
Edicifco Scotia Plaza, Piso 10
Panama City, Panama	14,644,180 Class A (5)	39.1%

(1)	Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property law.

(2)	Owns 4,283,787 Class A shares directly and spouse owns 385,132 Class A shares. The Harold E. Riley Trust, of which Mr. Riley is the controlling Trustee, owns all of the 936,181 issued and outstanding shares of Class B common stock.

(3)	Owns 459,976 Class A shares directly, 24,421 Class A shares as joint tenant with spouse, and 275,664 and 24,525 Class A shares indirectly as trustee for minor children and spouse, respectively.

(4)	Owns 280,289 Class A shares directly, 16,209 Class A shares as joint tenant with spouse, and 170,319 and 7,147 Class A shares indirectly as trustee for minor children and spouse, respectively.

(5)	This share number was obtained from our stock transfer records. Gala Management Services, Inc. (“Gala”), an unaffiliated Panamanian trust administrative services company, as trustee and/or record holder, disclaims beneficial ownership of these shares in its name, which are held for the benefit of approximately 74,000 non-U.S. beneficiaries. Gala held proxies to vote all of the shares but since March 31, 2005 has relinquished all such proxies. The beneficiaries are (i) non-U.S. CICA policyholders who, since 1987, have assigned their life insurance policy dividends, paid and payable by CICA, to two trusts administered by Gala and (ii) non-U.S. insurance sales associates of CICA who, since 1987, have assigned various life insurance policy sales commissions paid and payable to them to two other trusts administered by Gala. The purpose of each trust is to accumulate Class A common stock for its beneficiaries. In order to join a trust, a policyholder or sales associate must certify that he or she is neither a citizen nor a resident of the United States.

(6)	Less than one percent (1%).
Item 13. Certain Relationships and Related Transactions.
     We are not aware of any transaction, or series of transactions, since January 1, 2004, or any currently proposed transactions, or series of transactions, to which we or any of our subsidiaries was to be a party, in which the amount involved exceeds $60,000 and in which any director, executive officer, more than 5% shareholder or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services.
     During 2004 and 2003, we paid the following fees to our principal accountants:

	2004	2003
Audit Fees	$964,800	$344,387
Audit Related Fees	-0-	-0-
Tax Fees	-0-	85,125
All Other Fees	-0-	-0-

Total	$964,800	$429,512

     To help assure independence of the independent auditors, our Audit Committee has established a policy whereby all audit, review, attest and non-audit engagements of the principal auditor or other firms must be approved in advance by the Audit Committee; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable Securities and Exchange Commission rules. This policy is set forth in our Amended Audit Committee charter. Of the fees shown in the table which were paid to our principal accountants in 2004, 100% were approved by the Audit Committee. SEC regulations and Company policy did not require pre-approval for non-audit services prior to 2003.

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

In December 2003 the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” that was originally issued in January 2003. This interpretation as revised addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. This interpretation requires certain

\

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

CITIZENS, INC.
Date: September 14, 2005	By:	/s/ Mark A. Oliver
Mark A. Oliver, Chief Executive Officer

By:	/s/ Larry E. Carson
Larry E. Carson, Chief Financial Officer
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
Dated: September 14, 2005

/s/ Mark A. Oliver	/s/ Mark A. Oliver, for Harold E. Riley

Mark A. Oliver, Director	By: Mark A. Oliver, Attorney

/s/ Mark A. Oliver, for Richard C. Scott	/s/ Mark A. Oliver, for Timothy T. Timmerman

By: Mark A. Oliver, Attorney	By: Mark A. Oliver, Attorney

/s/ Mark A. Oliver, for Rick D. Riley	/s/ Mark A. Oliver, for Steve Shelton

By: Mark A. Oliver, Attorney	By: Mark A. Oliver, Attorney

/s/ Mark A. Oliver, for E. Dean Gage	/s/ Mark A. Oliver, for Grant G. Teaff

By: Mark A. Oliver, Attorney	By: Mark A. Oliver, Attorney

EXHIBITS

Exhibit Number	The following exhibits are filed herewith:
2.1	Stock Purchase Agreement between Citizens Insurance Company of American and Mayflower National Life Insurance Company dated June 17, 2004 (a)

3.1	Restated and Amended Articles of Incorporation (b)

3.2	Bylaws (c)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (d)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (e)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (f)

10.3	Plan and Agreement of Exchange between Citizens, Inc. and Combined Underwriters Life Insurance Company (g)

10.4	Plan and Agreement of Exchange between Citizens, Inc. and Lifeline Underwriters Life Insurance Company (h)

10.5	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and First Alliance Corporation (i)

10.6	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and Mid-American Alliance Corporation. (j)

10.7	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (k)

10.8	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (l)

10.9	Loan Agreement, Security Agreement and Note dated March 22, 2004 between Citizens, Inc. and Regions Bank (m)

10.9(a)	Second Amendment to Loan Agreement between Citizens, Inc. and Regions Bank dated October 1, 2004 (o)

10.9(b)	Security Agreement between Citizens Insurance Company of America and Regions Bank dated October 1, 2004 (o)

10.9(c)	Subordinated Debenture dated October 1, 2004, issued by Citizens Insurance Company of America to Citizens, Inc. (o)

10.10(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (m)

10.10(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (n)

Exhibit Number	The following exhibits are filed herewith:
10.10(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (n)

10.10(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (n)

10.10(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (n)

10.10(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (n)

10.10(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (n)

10.10(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (n)

10.10(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (n)

10.10(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (n)

10.10(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (n)

10.10(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (n)

10.10(m)	Self-Administered Automatic Reinsurance Agreement, Addendum No. 1 to the Agreement and Addendum No. 2 to the Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd.(p)

10.10(n)	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England).(q)

11	Statement re: Computation of per share earnings (see financial statements)

21	Subsidiaries of Registrant(r)

23	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed on June 21, 2004, with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(b)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(c)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, on May 2, 1995, and incorporated herein by reference.

(d)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(e)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, filed on or about November 14, 1996 and incorporated herein by reference.

(f)	Filed as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(g)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002 and incorporated herein by reference.

(h)	Filed as Appendix B with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(i)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-102016 dated December 19, 2002, and incorporated herein by reference.

(j)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-106128 dated June 13, 2003, and incorporated herein by reference.

(k)	Filed on March 22, 2004 as Exhibit 10.8 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(l)	Filed on March 22, 2004 as Exhibit 10.9 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(m)	Filed on March 26, 2004 as Exhibit 10.10 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(n)	Filed on July 15, 2004 under Exhibit 10.12 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(o)	Filed on October 1, 2004 as Exhibit 10.11 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(p)	Filed on Monday 31, 2005, as Exhibit 10.10(m) with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(q)	Filed on March 31, 2005 as Exhibit 10.10(n) with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(r)	Filed on March 31, 2005 as Exhibit 21 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.