Form 10-Q
period 2005-09-30
CITIZENS INC
filed 2005-11-09
CIK 24090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company.
Yes ☐ No ☑
     As of November 1, 2005, the Registrant had 37,499,347 shares of Class A common stock, no par value, outstanding and 936,181 shares of Class B common stock, no par value, outstanding.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
INDEX

Page
Number
Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Financial Position, September 30, 2005 (Unaudited) and December 31, 2004	3

Consolidated Statements of Operations, Three Months Ended September 30, 2005 and 2004 (Unaudited)	5

Consolidated Statements of Operations, Nine Months Ended September 30, 2005 and 2004 (Unaudited)	6

Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2005 and 2004 (Unaudited)	7

Notes to Consolidated Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	35

Item 4. Controls and Procedures	37

Part II. Other Information	40
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
September 30, 2005 and December 31, 2004

	(Unaudited)
	September 30,	December 31,
	2005	2004
Assets

Investments:

Fixed maturities held-to-maturity, at amortized cost (fair value $9,125,316 in 2005 and $8,826,950 in 2004)	$7,608,185	7,514,224
Fixed maturities available-for-sale, at fair value (cost $441,326,697 in 2005 and $441,528,337 in 2004)	437,919,709	440,052,698
Equity securities, available-for-sale, at fair value (cost $723,410 in 2005 and 2004)	1,111,620	1,063,917
Mortgage loans on real estate (net of allowance of $50,000 in 2005 and $250,000 in 2004)	784,042	349,611
Policy loans	24,084,768	24,316,468
Other long-term investments	1,614,341	2,505,025

Total investments	473,122,665	475,801,943

Cash and cash equivalents	25,791,866	31,720,787
Accrued investment income	5,089,013	6,113,474
Reinsurance recoverable	23,496,198	17,806,573
Deferred policy acquisition costs	66,114,575	56,335,361
Other intangible assets	2,331,069	2,331,069
Federal income tax recoverable	805,783	—
Cost of customer relationships acquired	39,694,398	44,904,581
Excess of cost over net assets acquired	12,401,990	12,401,990
Property, plant and equipment	7,684,537	8,797,445
Other assets	3,882,785	4,998,339

Total assets	$660,414,879	661,211,562

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
September 30, 2005 and December 31, 2004

	(Unaudited)
	September 30,	December 31,
Liabilities and Stockholders’ Equity	2005	2004
Liabilities:
Future policy benefit reserves:
Life insurance	$432,017,197	413,106,928
Annuities	18,993,638	16,913,432
Accident and health	11,800,553	13,604,150
Dividend accumulations	5,093,196	4,932,124
Premium deposits	9,420,168	7,938,529
Policy claims payable	14,309,923	8,282,508
Other policyholders’ funds	5,468,718	5,689,378

Total policy liabilities	497,103,393	470,467,049
Commissions payable	2,220,900	2,325,503
Federal income tax payable	—	1,307,249
Payable for securities in the process of settlement	6,750,000	7,052,398
Notes payable	—	30,000,000
Deferred Federal income tax	1,941,994	805,387
Liabilities for options and warrants	2,497,172	2,738,062
Other liabilities	3,075,419	5,483,564

Total liabilities	513,588,878	520,179,212

Cumulative convertible preferred stock (Series A-1 — $500 stated value per share, 50,000 shares authorized, 25,000 shares issued and outstanding in 2005 and 2004; Series A- 2 — $935 stated value per share, 5,352 shares authorized, 2,676 shares issued and outstanding in 2005)	9,813,838	5,901,271

Stockholders’ Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 40,429,943 shares issued in 2005 and 40,364,332 in 2004, including shares in treasury of 2,930,596 in 2005 and 2004	198,660,764	198,266,955
Class B, no par value, 2,000,000 shares authorized, 936,181 shares issued and outstanding in 2005 and 2004	2,827,191	2,827,191
Retained deficit	(52,590,818)	(55,321,287)
Accumulated other comprehensive loss:
Unrealized losses on securities, net of tax	(1,992,393)	(749,199)

	146,904,744	145,023,660
Treasury stock, at cost	(9,892,581)	(9,892,581)

Total stockholders’ equity	137,012,163	135,131,079

Total liabilities and stockholders’ equity	$660,414,879	661,211,562

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Revenues:
Premiums	$29,190,780	18,309,202
Annuity and universal life considerations	670,911	500,230
Net investment income	6,155,959	3,444,307
Realized gains	61,642	478,923
Decrease (increase) in fair value of options and warrants	(129,187)	630,571
Other income	238,056	170,720

Total revenues	36,188,161	23,533,953

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	12,458,163	8,351,117
Increase in future policy benefit reserves	6,686,716	4,333,921
Policyholders’ dividends	1,317,811	1,141,695

Total insurance benefits paid or provided	20,462,690	13,826,733

Commissions	8,269,384	4,896,033
Other underwriting, acquisition and insurance expenses	5,903,568	4,206,260
Capitalization of deferred policy acquisition costs	(6,180,211)	(4,973,716)
Amortization of deferred policy acquisition costs	2,772,603	2,626,288
Amortization of cost of customer relationships acquired	2,714,252	727,875
Gain on coinsurance agreements	—	(23,846)

Total benefits and expenses	33,942,286	21,285,627

Income before Federal income tax	2,245,875	2,248,326

Federal income tax expense	759,000	755,341

Net income	$1,486,875	1,492,985

Per Share Amounts:
Basic and diluted income per share of common stock (See Note 6)	$0.03	0.03

Weighted average shares outstanding	38,415,200	38,317,079

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Revenues:
Premiums	$84,567,741	50,298,907
Annuity and universal life considerations	2,135,975	2,270,050
Net investment income	17,635,157	11,108,639
Realized gains	677,317	735,308
Decrease (increase) in fair value of options and warrants	(186,399)	630,571
Other income	619,856	481,127

Total revenues	105,449,647	65,524,602

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	38,390,871	24,640,495
Increase in future policy benefit reserves	18,801,271	11,573,790
Policyholders’ dividends	3,394,911	2,871,708

Total insurance benefits paid or provided	60,587,053	39,085,993

Commissions	23,759,477	13,158,566
Other underwriting, acquisition and insurance expenses	19,349,462	11,825,431
Capitalization of deferred policy acquisition costs	(17,176,193)	(12,972,220)
Amortization of deferred policy acquisition costs	7,396,979	7,594,592
Amortization of cost of customer relationships acquired	5,210,183	2,087,890
Loss on coinsurance agreements	—	586,767

Total benefits and expenses	99,126,961	61,367,019

Income before Federal income tax	6,322,686	4,157,583

Federal income tax expense	2,114,000	1,407,907

Net income	$4,208,686	2,749,676

Per Share Amounts:
Basic and diluted income per share of common stock (See Note 6)	$0.07	0.06

Weighted average shares outstanding	38,392,869	38,317,079

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$4,208,686	2,749,676
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on sale of investments and other assets	(677,317)	(735,308)
Loss on coinsurance agreements	—	586,767
Net deferred policy acquisition costs	(9,779,214)	(5,377,628)
Decrease (increase) on fair value of options and warrants	186,399	(630,571)
Amortization of cost of customer relationships acquired and other intangibles	5,210,183	2,087,890
Depreciation	758,767	625,911
Deferred Federal income tax	1,777,042	790,687
Change in:
Accrued investment income	1,024,461	803,868
Reinsurance recoverable	(5,689,625)	(10,711,362)
Other assets	1,115,554	(387,357)
Future policy benefit reserves	19,186,878	11,158,672
Other policyholder liabilities	7,449,466	316,611
Federal income tax	(2,113,032)	(87,747)
Commissions payable and other liabilities	(2,512,748)	(134,754)
Other, net	339,442	385,070

Net cash provided by operating activities	20,484,942	1,440,425

Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	14,762,475	28,543,402
Sale of equity securities, available-for-sale	—	37,500
Maturity of fixed maturities, available-for-sale	85,187,799	75,049,276
Purchase of fixed maturities, available-for-sale	(99,794,782)	(61,695,187)
Principal payments on mortgage loans	38,561	52,247
Sale of other long-term investments and property, plant and equipment	989,898	436,563
Decrease in policy loans, net	231,700	878,054
Purchase of other long-term investments and property, plant and equipment	(242,917)	(3,361,442)

Net cash provided by investing activities	$1,172,734	39,940,413

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from financing activities:
Payoff of note payable	$(30,000,000)	—
Proceeds from issuance of convertible preferred stock	2,500,936	12,500,000
Payment of convertible preferred stock issuance costs	(87,533)	(1,210,655)

Net cash provided by (used in) financing activities	(27,586,597)	11,289,345

Net increase (decrease) in cash and cash equivalents	(5,928,921)	52,670,183

Cash and cash equivalents at beginning of period	31,720,787	15,016,254

Cash and cash equivalents at end of period	$25,791,866	67,686,437

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for income taxes	$2,449,990	704,967
Cash paid during the period for interest	695,408	—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
During the third quarter of 2005, the Company sold a parcel of real estate and provided a $185,000 mortgage loan.
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

On July 7, 2005, one of the four institutional investors exercised its right to purchase the Series A-2 preferred stock, receiving 1,338 shares at $935 per share. With the exercise of the Series A- 2, the investor also received a seven year warrant to purchase 52,544 shares of Class A common stock at $7.19 per share. The Company recognized deferred issuance costs of $112,283 and a premium of $220,250 related to the liability for the option recorded at the date of exercise. The Company paid finders’ fees of $87,533 and issued a seven year warrant to purchase 9,560 shares of Class A common stock at $7.19 per share.
On September 30, 2005, another one of the four unaffiliated investors exercised its right to purchase the Series A-2 preferred stock, receiving 1,338 shares at $935 per share, as well as a seven year warrant to purchase 44,250 shares of common stock at $7.77 per share. The Company recognized deferred issuance costs of $31,479 and a premium of $250,735 related to the liability for the option recorded at the date of exercise. The Company incurred finders’ fees of $12,533 and issued a seven year warrant to purchase 8,046 shares of Class A common stock at $7.77 per share.
The Company recognized accretion of those deferrals and discounts amounting to $315,381 and $1,084,408 through the first nine months of 2004 and 2005, respectively. These net discounts, premiums and deferrals have increased the carrying amount of the convertible preferred stock in the statements of financial position. Additionally, dividends on the preferred stock were paid by issuing Class A common stock to the holders. These dividends amounted to $393,809 and $115,794 in the first nine months of 2005 and 2004, respectively.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
(1)	Financial Statements
The interim consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977, and its wholly-owned subsidiaries, CICA LIFE Insurance Company of America (CICA) (fka Citizens Insurance Company of America), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Citizens USA Life Insurance Company (CUSA), Citizens National Life Insurance Company (CNLIC), KYWIDE Insurance Management, Inc. (KYWIDE), Mid-American Alliance Corporation (Mid-American), Mid American Century Life Insurance Company (MACLIC), Security Alliance Insurance Company (SAIC), Security Plan Life Insurance Company (Security Plan or SPLIC), Security Plan Fire Insurance Company (SPFIC), and Mid-American Associates Agency, Inc. (MAAAI). Citizens and its consolidated subsidiaries are collectively referred to as “the Company,” “we,” or “our.”
During 2004, Citizens acquired Security Plan and its subsidiary, SPFIC. In addition, First Alliance Corporation and Alliance Insurance Management, a dormant subsidiary, were dissolved, and Combined Underwriters Life Insurance Company was renamed CNLIC. On March 1, 2005, First Alliance Insurance Company (FAIC) was merged into CICA, and on April 1, 2005, MAAIA was sold for an immaterial amount. On August 10, 2005, Citizens Insurance Company of America was renamed CICA LIFE Insurance Company of America.
The statement of financial position for September 30, 2005, the statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and the statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2005, and for comparative periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2005, are not necessarily indicative of the operating results for the full year.
Certain reclassifications have been made to the three month consolidated statement of operations for comparative purposes.

(2) Coinsurance Agreements
On March 9, 2004, the Company entered into coinsurance agreements with Texas International Life Insurance Company (“TILIC”), effective January 1, 2004, and ceded approximately $15 million of its annual accident and health premium and corresponding benefits and claims. In consideration for these cessions, the Company incurred a liability for funds held under reinsurance agreements of $10,496,549 as of March 31, 2004 and made a closing settlement payment of this amount to the reinsurer in May 2004. Due to this cession, the Company also ceded its January 1, 2004 deferred policy acquisition costs, cost of customer relationships acquired and policy benefit reserve of $2,197,434, $2,886,060 and $14,960,408, respectively, and recorded an initial amount payable to the reinsurer of $10,439,830, resulting in a loss of $634,461 and a deferred gain of $71,545. The deferred gain was fully amortized to earnings in 2004. The Company also participates in future profits on the accident and health business subject to the coinsurance agreements over a 10-year period. For the first nine months of 2005, there were no profits on the business. At September 30, 2005, the Company was in negotiations with the assuming company to sell the charter of CNLIC, which would negate the need for approval of a majority of the assumed business. The coinsurance agreement provides that this ceded business will revert to the reinsurer when a parallel assumption reinsurance agreement is approved by the various state insurance departments holding jurisdiction. No approvals had been obtained as of September 30, 2005. Because of the delay in obtaining approvals for the assumption, the Company and the assuming company, TILIC, agreed that TILIC would purchase the stock of CNLIC from the Company. Definitive agreements for the purchase are expected to be executed in early November, with closing on or before December 31, 2005.
(3) Revolving Line of Credit
On March 22, 2004, the Company entered into a revolving loan agreement with Regions Bank establishing a commitment for a line of credit of $30,000,000 that matured on March 22, 2005. It was extended at maturity until September 21, 2005. Management has been working with Regions Bank to renew the line of credit. In November, the Company expects to renew the line of credit through October 2006 and to increase the borrowing capacity to $75,000,000. However, an increase in borrowing will require the prior written approval of the holders of the Company’s preferred stock, which cannot be assured. It is expected that the line of credit will have a maximum of $5,000,000 for general corporate purposes not related to acquisition of insurance companies.
On October 1, 2004, the Company entered into a Second Amendment to the Loan Agreement that converted into a term loan a $30 million advance against the line of credit made for the purpose of acquiring Security Plan. Under the term loan, the Company was required to repay the principal portion of the loan in ten semi-annual installments of $3,000,000 beginning on May 1, 2005.
In April 2005, the term loan was paid off.

(4) Segment Information
Historically, the Company has had three reportable segments: International Life Business, Domestic Health Business and Domestic Life Business. During 2004, following the acquisition of Security Plan, a new segment, Home Service Business, was established.
International Life Business, consisting of ordinary whole-life business, is sold primarily throughout Central and South America. The Company has no assets, offices or employees outside of the United States of America (U.S.) and requires that all transactions be in U.S. dollars paid in the U.S. The Company’s Domestic Health Business, consisting of accident and health, specified disease, hospital indemnity and accidental death policies, is sold throughout the southern U.S. The Company’s Domestic Life Business, consisting of traditional life, burial insurance and pre-need policies, is sold throughout the southern U.S. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on U.S. GAAP net income before federal income taxes for its three reportable segments.
The acquisition of SPLIC and SPFIC created a new segment. SPLIC focuses on writing ordinary whole life insurance utilizing the home service marketing distribution method, whereby employee/agents working “routes” make regular collections of premiums from clients. SPFIC also uses the home service method to write small fire policies on Louisiana residents. This marketing method dates back to the creation of the life insurance industry in the United States and SPLIC utilizes approximately 350 field representatives (approximately 300 of whom also represent SPFIC) to write and collect premiums.
Geographic Areas — The following summary represents financial data of the Company’s continuing operations based on their location.

	Three Months Ended September 30,
	2005	2004
Revenues:
U.S.	$15,474,375	4,626,996
Non-U.S.	20,713,786	18,906,957

Total Revenues	$36,188,161	23,533,953

The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company’s reportable segments for the periods indicated is as follows:

	Three Months Ended September 30,
	2005	2004
Revenues:
International Life	$20,713,786	18,906,957
Home Service Business	11,879,742	—
Domestic Life	3,395,326	4,554,151
Domestic Health	199,307	72,845

Total Revenues	$36,188,161	23,533,953

	Three Months Ended September 30,
	2005	2004
Revenues, excluding net investment income and realized gains:
International Life	$18,035,182	15,750,916
Home Service Business	8,805,159	—
Domestic Life	2,930,912	3,786,962
Domestic Health	199,307	72,845

Total consolidated revenues, excluding net investment income and realized gain on investments	$29,970,560	19,610,723

Net investment income:
International Life	$2,622,293	2,773,978
Home Service Business	3,078,736	—
Domestic Life	454,930	670,329
Domestic Health	—	—

Total consolidated net investment income	$6,155,959	3,444,307

Realized gains (losses) on sale of investments and other assets:
International Life	$56,311	382,063
Home Service Business	(4,153)	—
Domestic Life	9,484	96,860
Domestic Health	—	—

Total consolidated realized gains on sale of investments and other assets	$61,642	478,923

Amortization expense:
International Life	$2,220,268	2,109,682
Home Service Business	2,507,056	—
Domestic Life	759,531	1,244,481
Domestic Health	—	—

Total consolidated amortization expense	$5,486,855	3,354,163

Income (loss) before Federal income tax:
International Life	$1,743,227	2,133,921
Home Service Business	113,089	—
Domestic Life	431,839	207,997
Domestic Health	(42,280)	(93,592)

Total consolidated income before Federal income tax	$2,245,875	2,248,326

Major categories of premiums and annuity and universal life considerations are summarized as follows:

	Three Months Ended September 30,
	2005	2004
Premiums and annuity and universal life considerations:
Ordinary Life	$20,028,066	18,120,450
Annuity and Universal Life	670,911	500,230
Group Life	159,090	115,907
Accident and Health	199,307	72,845
Home Service Business	8,804,317	—

Total premiums	$29,861,691	18,809,432

Geographic Areas — The following summary represents financial data of the Company’s continuing operations based on their location.

	Nine Months Ended September 30,
	2005	2004
Revenues:
U.S.	$47,607,655	13,410,319
Non-U.S.	57,841,992	52,114,283

Total Revenues	$105,449,647	65,524,602

The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company’s reportable segments for the periods indicated is as follows:

	Nine Months Ended September 30,
	2005	2004
Revenues:
International Life	$57,841,992	52,114,283
Home Service Business	37,475,348	—
Domestic Life	9,481,806	12,889,503
Domestic Health	650,501	520,816

Total consolidated revenues	$105,449,647	65,524,602

Revenue, excluding net investment income and realized gains:
International Life	$49,894,735	42,694,328
Home Service Business	28,502,269	—
Domestic Life	8,089,668	10,465,511
Domestic Health	650,501	520,816

Total consolidated revenue, excluding net investment income and realized gains on investments	$87,137,173	53,680,655

	Nine Months Ended September 30,
	2005	2005
Net investment income:
International Life	$7,473,702	8,835,136
Home Service Business	8,852,271	—
Domestic Life	1,309,184	2,273,503
Domestic Health	—	—

Total consolidated net investment income	$17,635,157	11,108,639

Realized gains on sale of investments and other assets:
International Life	$473,555	584,819
Home Service Business	120,808	—
Domestic Life	82,954	150,489
Domestic Health	—	—

Total consolidated realized gains on sale of investments and other assets	$677,317	735,308

Amortization expense:
International Life	$6,142,067	6,688,453
Home Service Business	4,234,103	—
Domestic Life	2,230,992	2,994,029
Domestic Health	—	—

Total consolidated amortization expense	$12,607,162	9,682,482

Income (loss) before Federal income tax:
International Life	$4,585,191	5,126,997
Home Service Business	2,149,490	—
Domestic Life	(511,563)	(254,923)
Domestic Health	99,568	(714,491)

Total consolidated income before Federal income tax	$6,322,686	4,157,583

	September 30,	December 31,
	2005	2004
Assets:
International Life	$252,448,676	225,359,680
Home Service Business	277,321,743	298,396,206
Domestic Life	118,625,170	123,160,286
Domestic Health	12,019,290	14,295,390

Total	$660,414,879	661,211,562

Major categories of premiums and annuity and universal life considerations are summarized as follows:

	Nine Months Ended September 30,
	2005	2004
Premiums and annuity and universal life considerations:
Ordinary Life	$54,940,534	49,430,369
Annuity and Universal Life	2,135,975	2,270,050
Group Life	477,270	347,722
Accident and Health	650,501	520,816
Home Service Business	28,499,436	—

Total premiums	$86,703,716	52,568,957

(5) Accumulated Other Comprehensive Income (Loss)
For the three and nine months ended September 30, 2005, the other comprehensive losses included in total comprehensive income consisted of unrealized losses on investments in fixed maturities and equity securities available-for-sale of $(5,352,757) and $(1,243,194), respectively, net of tax, and for the same period in 2004 unrealized gains (losses) of $2,095,980 and $(1,658,779), respectively, net of tax. Total comprehensive income (loss) for the three and nine months ended September 30, 2005, was $(3,865,882) and $2,965,492, respectively, net of tax, and for the same period in 2004, total comprehensive income of $3,588,965 and $1,090,897, respectively, net of tax.
(6) Earnings Per Share
Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the three and nine months ended September 30, 2005, were 38,415,200 and 38,392,869, respectively. The weighted average shares outstanding for both the three and nine months ended September 30, 2004, were 38,317,079. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% stock dividend paid in 2004. The 2004 stock dividend resulted in the issuance of 2,690,039 Class A shares (including 191,722 shares in treasury) and 61,246 Class B shares.
On March 4, 2004, at a special meeting of the Company’s shareholders, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of its Class A and Class B common stock from 50,000,000 to 100,000,000 and from 1,000,000 to 2,000,000, respectively. In addition, a class of 25,000,000 shares of preferred stock was authorized to be available for future issuance in series with terms and preferences designated by the Company’s Board of Directors. The Company completed a private placement of $12.5 million of Series A-1 Convertible Preferred Stock in July 2004. In addition, on September 30, 2004, the Company declared its initial 4% dividend to the Series A-1 Convertible Preferred Stock shareholders. On December 31, 2004, the Company paid the second quarterly dividend, consisting of 20,948 shares of its Class A common stock valued at $133,439. The Company paid the initial dividend in early October 2004 by issuing

19,396 shares of its Class A common stock valued at $115,794. On March 31, 2005, the Company paid the third quarterly dividend, consisting of 23,536 shares of its Class A common stock valued at $130,860. On June 30, 2005, the Company paid the fourth quarterly dividend, consisting of 21,712 shares of its Class A common stock valued at $132,443. On September 30, 2005, the Company paid the fifth quarterly dividend, consisting of 20,328 shares of its Class A common stock valued at $130,506. Of this, 1,740 shares of Class A common stock valued at $11,280 were paid because of the A-2 exercise on July 7, 2005.
On July 7, 2005, one of the four investors exercised its right to purchase Series A-2 preferred shares. The Company issued 1,338 Series A-2 preferred shares and seven year warrants to purchase 52,544 shares of Class A common stock with an exercise price of $7.19 per share, and received $1,250,468 in consideration thereof. On September 30, 2005, another of the four investors exercised its right to purchase Series A-2 preferred shares. The Company issued 1,338 Series A-2 preferred shares and a seven year warrant to purchase 44,250 shares of Class A common stock with an exercise price of $7.77, and received $1,250,468 in consideration thereof. In conjunction with the Series A-2 exercise, the Company recognized finders’ fees of $100,066 and issued seven year warrants to purchase 17,606 Class A shares to the finders.
Subsequent to quarter end, in early October, a third investor exercised its right to the Series A-2 preferred stock, receiving 1,338 shares at $935 per share. The fourth investor’s right to the Series A-2 preferred stock expired. The related option liability will be released in the fourth quarter of 2005.
The following table sets forth the computation of basic and dilutive earnings per share:

	Three Months Ended
	September 30,
	2005	2004

Basic and diluted income per share:
Numerator:
Net income	$1,486,875	1,492,985
Less: Preferred stock dividend	(130,506)	(115,794)
Accretion of deferred issuance costs and discounts on preferred stock	(356,607)	(315,381)

Net income to common stockholders	$999,762	1,061,810

Denominator:
Weighted average shares outstanding	38,415,200	38,317,079

Basic and diluted income per share	$0.03	0.03

	Nine Months Ended
	September 30,
	2005	2004

Basic and diluted income per share:
Numerator:
Net income	$4,208,686	2,749,676
Less: Preferred stock dividend	(393,809)	(115,794)
Accretion of deferred issuance costs and discounts on preferred stock	(1,084,408)	(315,381)

Net income to common stockholders	$2,730,469	2,318,501

Denominator:
Weighted average shares outstanding	38,392,869	38,317,079

Basic and diluted income per share	$0.07	0.06

The effects of Series A-1 and A-2 Convertible Preferred Stock and warrants are antidilutive; therefore, diluted income per share is reported the same as basic income per share. The Series A-1 and A-2 Convertible Preferred Stock is antidilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the three and nine months ended September 30, 2005 per Class A common stock share obtainable on conversion exceeds basic income per share. The warrants are antidilutive because the exercise price is in excess of the average Class A common stock market price for the three and nine months ended September 30, 2005.
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
In September 2005, the Emerging Issues Task Force of the FASB reached a consensus on EITF 05-08, “Tax Effects of Beneficial Conversion Features”. The EITF states that convertible debt with a beneficial conversion feature results in a temporary difference for purposes of applying FAS 109. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. The EITF 05-8 Consensus should be applied retrospectively to all instruments with a beneficial conversion feature accounted for under EITF 98-5 and EITF 00-27 for periods beginning after December 15, 2005. The Company's Series A-1 Convertible Preferred Stock has a beneficial conversion feature and we will implement EITF 05-8 in the first quarter of 2006. The implementation is not expected to have a material affect on the financial position, results of operations or liquidity of the Company.

(8) Legal Proceedings
On April 24, 2003, the Court of Appeals for the Third District of Texas affirmed in part and modified in part, a July 31, 2002, class action certification which was granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 styled Delia Bolanos Andrade, et al v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies offered or sold to certain non-U.S. residents by CICA, when combined with a policy feature which allows policy dividends to be assigned to a non-U.S. trust for the purpose of accumulating ownership of our Class A common stock, as well as allowing the policyholder to make additional contributions to the trust, are actually “securities” that were offered or sold in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to non-U.S. trusts for the purchase of the Company’s Class A common stock. The remedy sought is rescission of the insurance premium payments. The Supreme Court of Texas granted the Company’s Petition for Review and heard oral arguments on the case on October 21, 2004. The Company believes the Plaintiffs’ claim under the Texas Securities Act is not valid and the class defined is not appropriate for class certification and does not meet the legal requirements for class action treatment under Texas law.
Recent decisions from the Texas Supreme Court indicate a more rigorous and scrutinizing approach to class certification cases, especially in class action cases encompassing claimants from more than one state or jurisdiction. Although a decision is not expected until sometime in the fourth quarter of 2005, the Company expects the Supreme Court of Texas will ultimately rule in the Company’s favor, decertify the class and remand the matter to district court for further action. During the time of the Company’s appeal to the Texas Supreme Court, there are no further district court proceedings in the case. The Company is unable to determine the potential magnitude of the claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although the Company would expect a significant adverse financial impact from any final class action judgment.
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
     We also offer ordinary life insurance products to middle to low income individuals in the Midwest and southern U.S. We operate through three segments as follows:
     International Life. For the past 30 years, we have participated in the foreign marketplace through the issuance of U.S. dollar denominated ordinary whole life insurance to significant net worth foreign nationals. We make our insurance products available using independent marketing organizations and independent marketing consultants. The number of our producing independent consultants has expanded over the years in this segment to approximately 3,100, and we presently receive applications from more than 35 countries outside of the U.S. Historically, the majority of our international business has come from Latin America. However, in 2004 the Pacific Rim began to represent a meaningful and growing source of new business, and through the first nine months of 2005 is the leading producer of new premiums.
     For the first nine months of 2005, our International Life segment generated revenue of approximately $57.8 million which accounted for 54.9% of our total revenue. For the year ended December 31, 2004, this segment produced revenue of $72.9 million which accounted for 70.9% of our total revenue. The decrease in percentage of total revenue relates to the inclusion of SPLIC’s results in 2005. Our strategy in operating this business segment is to increase new business written through our existing marketers as well as expand the number of countries from which we receive policy applications. Our international business grew at a double-digit pace during 2004, and this growth has continued in 2005. New annualized issued and paid premiums from the international market increased by more than 17% during 2004 compared to 2003, and has increased an additional 22.5% during the first nine months of 2005 compared to the like period of 2004. The development of new markets in the Pacific Rim and the expansion of existing markets in Latin America were the primary contributors to the growth in this segment.
     Home Service Life. Through a subsidiary we acquired in October 2004, Security Plan, we provide final expense ordinary life insurance to middle to lower income individuals in Louisiana. Our policies in this segment are sold and serviced through the home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders.

     For the nine months ended September 30, 2005, revenue from this segment was $37.5 million which accounted for 35.5% of our total revenue. For the year ended December 31, 2004, revenue from this segment was $12.3 million or 12% of our total revenue, although we only operated this segment for the fourth quarter as we entered into this business upon the acquisition of Security Plan. Our business strategy in this segment is to continue to serve existing customers in Louisiana as well as expand the business through new marketing management which we put in place in early 2005.
     In August and September 2005, hurricanes Katrina and Rita struck the Louisiana coast, causing significant damage and disruption to the New Orleans area. Management estimates one third of SPLIC’s premium income is located in the affected area. SPLIC was not significantly impacted by death claims related to the storms (approximately $100,000); however, the Company is unable to predict with any certainty the number of clients who were displaced and from whom future premiums may not be collected. Although management is optimistic that the majority of such premiums will ultimately be paid (the Louisiana Insurance Department has issued an order granting a deferral of due premiums through December 31, 2005),we amortized approximately $2.3 million of cost of customer relationships acquired in the SPLIC acquisition during the third quarter of 2005 because of the decrease in collected premiums during the quarter.
     SPFIC had sufficient catastrophe reinsurance agreements in place that out of approximately $8.3 million in estimated hurricane-related claims and expenses, the financial impact on SPFIC was approximately $900,000 ($500,000 in claims and $400,000 in reinstatement premiums) during the quarter. These numbers represent the Company’s best estimate of the reserve for claims and expenses; however, the ultimate development of the reserves for claims and expenses may vary materially from the current estimates. The Company has reached the maximum retention for Hurricane Katrina, under the catastrophe reinsurance agreements. Hurricane Rita was the second catastrophe under this reinsurance agreement. The Company has secured a new catastrophe reinsurance contract for any additional catastrophes that might occur by year end. The reinsurance companies participating in the agreement covering Hurricanes Katrina and Rita are all rated A- or above by AM Best.
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
     During the first nine months of 2005, revenue from this segment was $9.5 million, which was 9.0% of total revenue. For the year ended December 31, 2004, revenue from this segment was $16.8 million which was 16.3% of our total revenue. Our business strategy in this segment is to seek to expand the agency force through second career independent agents while also reviewing additional opportunities to add to the agency force through acquisitions of domestic life insurance companies. However, the domestic marketing program has been experiencing higher than anticipated lapsation on the books of business acquired in the acquisitions of First Alliance Corporation in 2003 and CNLIC in 2002, which precipitated the 26% decrease in revenues during 2005 compared to 2004.
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
•	As an increasing percentage of the world population reaches retirement age, we believe we will benefit from increased demand for living products rather than death products, as aging baby boomers will require cash accumulation to provide expenses to meet their lifetime needs. Our ordinary life products are designed for our policyowners to accumulate cash values to provide for living expenses in the insured’s later years while continuously providing a death benefit.

•	The volatility in the equity markets over the past few years has posed a number of problems for some companies in the life insurance industry. Even though the capital markets have recovered, not all companies have participated evenly in the recovery. We historically have had minimal equity exposure, including less than 1% of total invested assets as of September 30, 2005 and December 31, 2004, and we plan to continue to have minimal assets in equity investments in the future.

•	Corporate bond defaults and credit downgrades, which have resulted in other-than- temporary impairment in the value of many securities, have had a material impact on life insurers in the past few years. We have not incurred losses from bond defaults for many years. The majority of our investment portfolio is held in debt instruments carrying the implied full faith and credit of the U.S. Government. We intend to manage our investment portfolio conservatively in the future in these type of debt instruments.

•	Some life insurance companies have recently suffered significant reductions in capital and will have to improve their capital adequacy ratios to support their business or divest a portion of their business. We have not experienced any capital reductions and do not anticipate this trend will affect us.

•	Because of the trends described above coupled with increasing costs of regulatory compliance such as the Sarbanes-Oxley Act of 2002, we believe there is a trend towards consolidation of domestic life insurance companies. We believe this should be a benefit to our acquisition strategy because there should be more complementary acquisition candidates available for us to consider acquiring.

•	Many of the events and trends affecting the life insurance industry have had an impact on the life reinsurance industry. These events led to a decline in the availability of reinsurance. While we currently cede a limited amount of our primary insurance business to reinsurers, we may find it difficult to obtain reinsurance in the future, forcing us to seek reinsurers who are more expensive to us. If we cannot obtain affordable reinsurance coverage, either our net exposures will increase or we would have to reduce our underwriting commitments.

Significant Recent Transactions
Cessation of Accident and Health Business
     Our book of accident and health business, which had been a source of significant overhead and attention, was ceded through a coinsurance arrangement that was signed in March 2004 under which the majority of the in force accident and health business was ceded to another reinsurer effective January 1, 2004. This cession lowered overhead and removed the inherent volatility of our accident and health business, and is discussed in further detail below. Negotiations were underway, as of September 30, 2005, with the assuming party to sell CNLIC, which represents approximately 70% of the ceded business. A formal contract is expected to be signed in mid-November, with closing before December 31, 2005. The remaining business will continue to be ceded under the existing coinsurance agreements.
Acquisition of Security Plan
     The acquisition of Security Plan on October 1, 2004, was, at $85 million, the largest ever made by us, and it provides a meaningful source of revenue and a solid asset base. We used our $30 million line of credit negotiated in March 2004 from Regions Bank to supplement available cash in completing the transaction. This debt was repaid in April 2005.
     Management continues to seek acquisitions that can add value to our Company, although at this time, the Company has no agreements or understandings with respect to any acquisition. Because of the growth in our asset base and level of capital, management expects to seek opportunities for larger acquisition transactions (those in the $50 million to $100 million purchase price range).
      Quarter Ended September 30, 2005 Compared to the Quarter Ended September 30, 2004
Overview
     Total revenue from our International Life segment amounted to $20.7 million during the third three months of 2005, compared to $18.9 million for the same period of 2004, reflecting continued growth in new business. For the third quarter of 2005, Home Service revenues amounted to $11.9 million. However, it may be a considerable time before the Louisiana economy, and the New Orleans area in particular, can recover from the damages incurred from hurricanes Katrina and Rita. We are not able to estimate the ultimate effect on SPLIC from the hurricanes, although as indicated above, we amortized in the September 30, 2005 quarter approximately $2.3 million of cost of customer relationships acquired in the SPLIC acquisition. Security Plan is made up of books of business from numerous small life insurance carriers that it had acquired during its history. In our Domestic Life segment, total U.S. life revenue for the third quarter of 2005 amounted to $3.4 million, compared to $4.6 million in the third quarter of 2004, the decline attributable to higher lapsation on blocks of business acquired in previous years’ acquisitions.

Consolidated Results
     The following table sets forth our net income for periods indicated:

Quarter		Net Income
Ended	Net Income	Per Class A and B
September 30	(In thousands)	Common Share
2005	$1,487	$0.03
2004	$1,493	$0.03
     As discussed above, the effects of hurricanes Katrina and Rita contributed to the decreased earnings in the third quarter of 2005 compared to the third quarter of 2004.
     Total revenues for the third quarter of 2005 were $36,188,000 compared to $23,534,000 in the like period of 2004, an increase of 53.8%. The inclusion of our Home Service Life subsidiary, Security Plan, in the third quarter of 2005 contributed $11.9 million of revenue.
     Premium Income. Premium income (including annuity and universal life considerations) for the third quarter of 2005 increased to $29,862,000 from $18,809,000 in the third quarter of 2004. The 2005 increase was attributable to the inclusion of Security Plan, which had $8,804,000 of premium income during the quarter, as well as the growth in premium income in our International Life segment, which benefited from an increase in new business during 2005. First year issued and paid annualized life premium for this segment increased 23.2% from $3,809,000 in the third quarter of 2004 to $4,691,000 in 2005.
     Net Investment Income. Net investment income increased 78.7% during the third quarter of 2005 to $6,156,000 compared to $3,444,000 during the third quarter of 2004. Our Home Service Life segment’s inclusion added $3,079,000 to the 2005 results. Available returns were slightly higher during the third quarter of 2005 compared to the like quarter of 2004, when Treasury returns fell to two year lows. We continue to invest primarily in bonds issued by public agencies that carry the implied full faith and credit of the Federal government, such as FNMA and FHLMC. However, during the third quarter of 2005, approximately $20 million of AAA-rated, tax-exempt municipal bonds were purchased, which generated tax-equivalent yields of 30-40 basis points higher than on agency instruments. Management does not expect to make additional municipal purchases in 2005.
     Reserves. The change in future policy benefit reserves increased from $4,334,000 in the third quarter of 2004 to $6,687,000 in the third quarter of 2005, or an increase of 54.3%. Our life reserves increased predominantly due to an increase in persistency on our international business. Our Home Service Life segment added $657,000 to the 2005 increase.
     Policy Dividends. Policyholder dividends increased 15.4% during the third quarter 2005 to $1,318,000 from dividends of $1,142,000 in the third quarter of 2004. Virtually all of our policies on foreign nationals are participating, and the improvement in persistency on our international business has contributed to the growth in dividends. These dividends are factored into our premium and, therefore, do not have an adverse impact on our profitability.

     Claims and Surrenders. As noted in the table below, claims and surrenders increased 49.2% from $8,351,000 in the third quarter of 2004 to $12,458,000 in the third quarter 2005. The 2005 increase primarily relate to the acquisition of Security Plan which was not reflected in the third quarter 2004 results of operations.

	Three Months Ended Sept. 30,
	2005	2004
	(In thousands)
Death claims	$4,290	1,431
Surrender benefits	4,436	4,765
Endowments	2,366	1,943
Casualty claims	1,046	—
Accident and health benefits	90	56
Other policy benefits	230	156

Total claims and surrenders	$12,458	8,351

     Death benefits increased 199.8% from $1,431,000 in the third quarter of 2004 to $4,290,000 in the third quarter of 2005. Death claims of our Home Service Life segment during the quarter totaled $3,193,000, which accounted for the increase. Claims on our remaining books of business remained static or decreased slightly during 2005. Because of the nature of our Home Service Life business, incurred claims historically are higher than those incurred on our international business.
     Policy surrenders decreased 6.9% in 2005 to $4,436,000 from $4,765,000 in the third quarter of 2004. The relative policy size of our Home Service Life business coupled with the nature of the policies is such that surrenders on that book of business are relatively low. However, the inclusion of this segment in 2005 added $391,000 in surrender benefits to the third quarter results. Lower surrenders on the book of business of a domestic insurance subsidiary acquired in 2003 as well as improved persistency on our international business contributed to the decrease in surrenders.
     Endowment benefits increased 21.8% from $1,943,000 in the third quarter of 2004 to $2,366,000 in the third quarter of 2005. We have a series of international policies that carry an immediate endowment benefit of an amount elected by the policy owner. This endowment is factored into the premium of the policy and is paid annually. Like policy dividends, endowments are factored into the premium and as such the increase should have no adverse impact on profitability.
     Accident and health benefits have been nominal since the cession of the majority of our accident and health business in force according to coinsurance agreements effective January 1, 2004.
     Casualty claims and other policy benefits amounted to $1,276,000 for the third quarter of 2005, compared to $156,000 for the third quarter of 2004. These other benefits are comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits. The 2005 increase in Home Service casualty claims over 2004 is due to claims of $1,046,000, which are not in the 2004 results. Of these casualty claims, $500,000 were due to hurricanes Katrina and Rita.

     Commissions. Commissions increased 68.9% for the quarter ended September 30, 2005 to $8,269,000 from $4,896,000 in the third quarter of 2004 primarily due to the inclusion of our Home Service Life segment in 2005. Commissions paid by our Home Service Life segment during the third quarter of 2005 totaled $2,937,000. Additionally, the remainder of the increase was due substantially to the increase in new business in our International Life segment described above.
     Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses increased 40.4% to $5,904,000 in the third quarter of 2005 compared to $4,206,000 in the third quarter of 2004. The increase was largely attributable to our Home Service Life segment, whose expenses were approximately $1,853,000 in the third three months of 2005. Additional expenses included costs incurred in the conversion process of Security Plan’s data processing system to our Company system.
     Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs increased 24.3% from $4,974,000 in the third quarter of 2004 to $6,180,211 in the third quarter of 2005. This increase was primarily related to the inclusion of SPLIC in the fourth quarter of 2005. Capitalized expenses for the Home Service Life segment were $882,000 in the third quarter of 2005. Amortization of these costs was $2,773,000 and $2,626,000, respectively, in the third quarters of 2005 and 2004, such increase reflecting the larger amount of capitalized deferred policy acquisition costs.
     Cost of Customer Relationships Acquired. Amortization of cost of $2,714,000 in the third quarter of 2005 are due primarily to amortization of these items related to the Security Plan acquisition and effects of hurricanes Rita and Katrina. Approximately $2.3 million of such costs were amortized in the third quarter of 2005 due to the expected impact of hurricanes Katrina and Rita on SPLIC’s in-force business.
      Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Overview
     Total revenues for the nine months ended September 30, 2005 were $105.4 million, a 60.9% increase over the same period in 2004 when revenues were $65.5 million. Total revenues from our International Life segment amounted to $57,842,000 during the first nine months of 2005 compared to $52,114,000 for the same period of 2004 reflecting continued growth in new business. Security Plan contributed $37.5 million to 2005 revenues. In our Domestic Life segment, total U.S. life revenues through the third quarter of 2005 amounted to $9,482,000 compared to $12,890,000 in the same period of 2004, the decline resulting primarily from higher lapsation experienced on books of business acquired in previous years.

Consolidated Results
     The following table sets forth our net income for periods indicated:

Nine Months		Net Income
Ended	Net Income	Per Class A and B
September 30	(In thousands)	Common Share
2005	$4,209	$0.07
2004	$2,750	$0.06
     As further discussed below, increases in revenues offset increased amortization expenses, contributing to the increased earnings through September 2005.
     Premium Income. Premium income (including annuity and universal life considerations) for the first nine months of 2005 increased to $86,704,000 from $52,569,000 in the same period of 2004, or 64.9%. The 2005 increase was attributable to the inclusion of Security Plan, which had $28,499,000 of premium income during the year, as well as the growth in premium income in our International Life segment, which benefited from the large increase in new premiums written in 2004, as well as an increase in new business during 2005. First year issued and paid annualized life premium for this segment increased 24.1% from $10,374,000 in the first nine months of 2004 to $12,871,000 in 2005.
     Net Investment Income. Net investment income increased 58.7% during the first nine months of 2005 to $17,635,000 compared to $11,109,000 during the same period of 2004. Our Home Service Life segment’s inclusion added $8,852,000 to the 2005 results. Available returns were slightly higher during the third quarter of 2005 compared to the like quarter of 2004, with Treasury returns falling to two year lows. We continue to invest in bonds issued by public agencies that carry the implied full faith and credit of the Federal government, such as FNMA and FHLMC. During the third quarter of 2005, approximately $20 million of AAA-rated, tax-exempt municipal bonds were purchased, which generated tax-equivalent yields of 30-40 basis points higher than on agency instruments. Management does not expect to make additional municipal purchases in 2005.
     Reserves. The change in future policy benefit reserves increased from $11,574,000 in the first nine months of 2004 to $18,801,000 in the same period of 2005, predominantly due to an improvement in persistency on our international business, as well as a change in product mix which results in larger first year reserves. Our Home Service Life segment also added $1,776,000 to the 2005 increase.
     Policy Dividends. Policyholder dividends increased 18.2% during the first nine months of 2005 to $3,395,000 from $2,872,000 in the same period of 2004. Virtually all of our policies on foreign nationals are participating, and the improvement in persistency on our international business has contributed to the growth in dividends. The dividends are factored into the premium and have no impact on profitability.
     Claims and Surrenders. As noted in the table below, claims and surrenders increased 55.8% from $24,640,000 in the first nine months of 2004 to $38,391,000 in 2005. The 2005 increase primarily related to the acquisition of Security Plan which is not reflected in 2004 comparative results of operations.

	Nine Months Ended Sept. 30,
	2005	2004
	(In thousands)
Death claims	$16,432	4,733
Surrender benefits	12,584	13,930
Endowments	6,413	5,301
Casualty claims	2,033	—
Accident and health benefits	336	195
Other policy benefits	593	481

Total claims and surrenders	$38,391	24,640

     Death benefits increased 247.2% from $4,733,000 in the first nine months of 2004 to $16,432,000 in the same period of 2005. The 2005 death claims of our Home Service Life segment totaled $11,586,000. Claims on our remaining books of business remained static or down slightly during 2005. Because of the nature of our Home Service Life business, incurred claims historically are higher than those incurred on our international business. Recent hurricane activity that affected Southern Louisiana had minimal impact on 2005 death claims.
     Policy surrenders decreased 9.7% in the first nine months of 2005 to $12,584,000 from $13,930,000 in the first nine months of 2004. The small face amount size of our Home Service Life policies, coupled with the nature of the policies, is such that surrenders on that book of business are relatively low. However, the inclusion of this segment in 2005 added $1,178,000 in surrender benefits to the 2005 results. Improved persistency on our international business contributed to the decrease in surrenders.
     Endowment benefits increased 21.0% from $5,301,000 in the first nine months of 2004 to $6,413,000 in the same period of 2005. We have a series of international policies that carry an immediate endowment benefit of an amount elected by the policy owner. This endowment is factored into the premium of the policy and is paid annually. Like policy dividends, endowments are factored into the premium and, as such, the increase should have no adverse impact on profitability.
     Accident and health benefits have been nominal since the cession of the majority of our accident and health business in force according to coinsurance agreements effective January 1, 2004.
     Casualty claims and other policy benefits amounted to $2,626,000 for the first nine months of 2005, compared to $481,000 in the same period of 2004. These other benefits are comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits. In 2005, Home Service casualty claims totaled $2,033,000. Of these casualty claims, $500,000 were due to hurricanes Katrina and Rita.
     Commissions. Commissions increased 80.6% for the first nine months of 2005 to $23,759,000 from $13,159,000 in the same period of 2004, primarily due to the inclusion of our Home Service Life segment in 2005. Commissions paid by our Home Service Life segment through three quarters of 2005 totaled $8,766,000. Additionally, our International Life segment commissions were higher in 2005 as a result of the increase in issued new business described above.

     Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses increased 63.6% to $19,349,000 in the first nine months of 2005 compared to $11,825,000 through the third quarter of 2004. The increase was largely attributable to our Home Service Life segment, whose expenses were approximately $7,792,000 through nine months of 2005.
     Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs increased 32.4% from $12,972,000 for the first nine months of 2004 to $17,176,000 in the same period of 2005. This increase was primarily related to the increase in new life production discussed above. Capitalized expenses for the Home Service Life segment, which were not included in 2004 results, were $2,176,000. Amortization of these costs was $7,397,000 and $7,595,000, respectively, through three quarters of 2005 and 2004.
     Cost of Customer Relationships Acquired. Amortization of cost of customer relationships acquired and other intangibles increased from $2,088,000 in the first nine months of 2004 to $5,210,000, in the same period of 2005. Amortization of these items related to the Security Plan acquisition was $3,811,000 in 2005. Approximately $2.3 million of such costs were amortized in the third quarter of 2005 due to the expected impact of hurricanes Katrina and Rita on SPLIC’s in-force business.
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
     In the past, cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $20.5 million and $1.4 million for the nine months ended September 30, 2005 and 2004, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Net cash from investment activity totaled $1.2 million and $39.9 million for the nine months ended September 30, 2005 and 2004. The inflows from investing activity, primarily related to the sale and maturity of fixed maturities, was used in 2004 to fund the purchase of Security Plan, and in 2005 to fund the payback of the line of credit borrowing.
     Stockholders’ equity at September 30, 2005 was $137,012,000 compared to $135,131,000 at December 31, 2004. Unrealized losses on our bond portfolio, net of tax of $1,243,000, offset the income earned during the nine months ended September 30, 2005.
     Invested assets decreased to $473,123,000 at September 30, 2005 from $475,802,000 at December 31, 2004. The decrease related to call activity in the first quarter of 2005 that management chose to accumulate for the purpose of retiring our $30 million outstanding term loan, which was accomplished in April. Fixed maturities are categorized into two classifications: fixed maturities held-to-maturity, which are valued at amortized cost, and fixed maturities available-for-sale which are valued at fair value.
     Fixed maturities available-for-sale and fixed maturities held-to-maturity were 92.6% and 1.6%, respectively, of invested assets at September 30, 2005. Fixed maturities held to maturity, amounting to $7,608,000 at September 30, 2005, consist of U.S. Treasury and U.S. government agency securities. Management has the intent and believes we have the ability to hold the securities to maturity.
     Policy loans comprised 5.1% of invested assets at September 30, 2005 compared to 5.1% at December 31, 2004. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% percent and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.
     Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at September 30, 2005 and December 31, 2004. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2005, we intend to continue to utilize high grade commercial paper as a cash management tool to minimize excess cash balances and enhance returns.
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
     The NAIC has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other factors into account to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At September 30, 2005 and December 31, 2004, all of our insurance subsidiaries were above required minimum levels.

     We signed a revolving line of credit agreement from Regions Bank for a $30 million credit facility for use in acquisitions in March 2004. On October 1, 2004, we entered into a Second Amendment to the Loan Agreement that converted into a term loan its $30 million advance against the line of credit made in connection with the acquisition of Security Plan. The loan was repaid in April 2005. In November 2005, we expect to execute documents to renew the line of credit through October 2006, and to increase the borrowing capacity to $75 million.
     We have committed to the following contractual obligations as of September 30, 2005 with the payments due by the period indicated below:

Contractual		Less than	1 to 3	3 to 5	More than
Obligation	Total	1 year	years	years	5 years

		(In Thousands)

Operating leases	$840	445	360	35	—
Other	351	265	86	—	—

Total operating leases and other	$1,191	710	446	35	—

Future policy benefit reserves:

Life insurance	$432,017	161	902	8,462	422,492
Annuities	18,994	4,696	2,864	5,222	6,212
Accident and health	11,801	11,801	—	—	—

Total future policy benefit reserves	$462,812	16,658	3,766	13,684	428,704

Policy claims payable:

Life insurance	$5,494	5,494	—	—	—
Accident and health	2,213	2,213	—	—	—
Casualty	6,603	6,603	—	—	—

Total policy claims payable	$14,310	14,310	—	—	—

Convertible preferred stock	$9,814	—	—	9,814	—

Total contractual obligations	$488,127	31,678	4,212	23,533	428,704

     The payments related to the future policy benefits and policy claims payable reflected in the table above have been projected utilizing assumptions based upon our historical experience and anticipated future experience.

Parent Company Liquidity and Capital Resources
     We are a holding company and have had minimal operations of our own. Our assets consist of the capital stock of our subsidiaries. Accordingly, our cash flows depend upon the availability of statutorily permissible payments, primarily payments under management agreements from our two primary life insurance subsidiaries, CICA and SPLIC. The ability to make payments is limited by applicable laws and regulations of Colorado, the state in which CICA is domiciled, and Louisiana, the state in which SPLIC is domiciled, which subject insurance operations to significant regulatory restrictions. These laws and regulations require, among other things, that these insurance subsidiaries maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. We historically have not relied upon dividends from subsidiaries for our cash flow needs and we do not intend to do so in the future.
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
     We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the nine months ended September 30, 2005 and 2004 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision.
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
     A recoverability test that considers among other things, actual experience and projected future experience, is performed at least annually by third party actuarial consultants. These annual recoverability tests initially calculate the available premium (gross premium less benefit net premium less percent of premium expense) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then amortized over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Based upon the analysis performed to only capitalize expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing, management believes that our deferred policy acquisition costs and related amortization as of and for the three and nine months ended September 2005 and 2004 limits the amount of deferred costs to its estimated realizable value.
Valuation of Investments in Fixed Maturity and Equity Securities
     At September 30, 2005, investments in fixed maturity and equity securities were 94.2% and 0.2%, respectively, of total investments. Approximately 98.3% of our fixed maturities were classified as available-for-sale securities at September 30, 2005, with the remaining 1.7% classified as held-to-maturity securities based upon our intent and ability to hold these securities to maturity. All equity securities at September 30, 2005 are classified as available-for-sale securities. We have no fixed maturity or equity securities that are classified as trading securities at September 30, 2005.

     Additionally, at September 30, 2005, 61.3% of our fixed maturity securities were invested in corporations backed by the implied full faith and credit of the U.S. government, U.S. Treasury securities and obligations of U.S. government corporations and agencies, including U.S. government guaranteed mortgage-backed securities. All of these securities are backed by or bear the implied full faith and credit of the U.S. government. We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. With the exception of Security Plan, virtually all investments of our subsidiaries are in corporate bonds that carry the implied full faith and credit of the U.S. government, Treasuries or agencies of the U.S. government. Security Plan has significant investments in corporate and municipal bonds. Based upon our emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. government sponsored corporation, U.S. Treasury securities and obligations of the U.S. government and agencies and our analysis whether declines in fair value below cost are temporary or other than temporary, management believes that our investments in fixed maturity and equity securities at September 30, 2005 are not impaired, and no “other-than-temporary losses” need to be recorded.
     Gross unrealized losses on fixed maturities available-for-sale amounted to $3,857,000 as of December 31, 2004. Of the 2004 total gross unrealized loss, $2,018,000 were in a continuous loss situation for 12 months or more and $1,839,000 were in a continuous loss situation for less than 12 months. Gross unrealized losses on fixed maturities available-for-sale as of September 30, 2005 were $6,507,000, of which $1,797,000 were in a continuous loss situation for 12 months or more and $4,710,000 were in a continuous loss situation for less than 12 months. The majority of the fixed maturities available-for-sale that have been in a continuous loss situation for less than 12 months are from investments owned by Security Plan. The losses are due to the coupon interest rate being less than the prevailing market interest rates at September 30, 2005. We have determined that there is no need to establish a new cost basis for these securities.
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
     These securities are being monitored by us to determine if the unrealized loss as of September 30, 2005 indicates that there is a loss which is other-than-temporary. As of September 30, 2005, we had determined that there is no need to establish a new cost basis for these securities.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
     Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, mortgage loans on real estate and policy loans, all of which comprised almost 99% of our investment portfolio as of December 31, 2004 and September 30, 2005. These investments are mainly exposed to changes in Treasury rates. Our fixed maturities investments include U.S. government bonds, securities issued by government agencies, and corporate bonds. Approximately 70.8% of the fixed maturities we owned at December 31, 2004 and 61.3% at September 30, 2005 are instruments of the U.S. government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government. The decline in U.S. government securities relates to the investment of approximately $20 million in municipal securities during the third quarter of 2005.
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
September 30, 2005
(In thousands)

Decreases in Interest Rates			Increases in Interest Rates
300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
Points	Points	Points	Points	Points	Points
$66,579	$44,026	$25,502	$(33,123)	$(62,736)	$(89,104)

December 31, 2004
(In thousands)

Decreases in Interest Rates			Increases in Interest Rates
300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
Points	Points	Points	Points	Points	Points
$69,321	$47,412	$28,368	$(20,298)	$(48,702)	$(74,613)

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
     There are no fixed maturities or other investments that we classify as trading instruments. At September 30, 2005 and December 31, 2004, there were no investments in derivative instruments.

Market Risk Related to Equity Prices
     Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was less than 1% of our total investments at September 30, 2005 and December 31, 2004. Thus, we believe that significant decreases in the equity markets would have an immaterial impact on our total investment portfolio.

ITEM 4
CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
     We have established disclosure controls and procedures to ensure, among other things, that material information relating to our Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to the other members of senior management and the board of directors.
     Our Chief Executive Officer (CEO) and President and our Chief Financial Officer (CFO) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based upon our evaluation at the end of the period and December 31, 2004, the Chief Executive Officer and President and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004 and September 30, 2005 because of the material weakness discussed below.
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
     The material weakness in internal control over financial reporting resulted in more than a remote likelihood that our financial statements could have been materially misstated. The conditions identified at December 31, 2004 remained at September 30, 2005. The Company has implemented controls in the third quarter of 2005 which will be tested by management during the fourth quarter of 2005 to determine if the material weakness has been remediated.
     Additionally, during 2005, management must evaluate, test and report on the internal controls over financial reporting at Security Plan. Management has begun this process during the second quarter of 2005, as well as the continuation of reviewing and updating of the findings of the 2004 evaluation. Effective January 1, 2005, our book of accident and health business is being administered by the reinsurer. The assuming company has negotiated an agreement to purchase CNLIC. The agreement, expected to be signed in mid November 2005, should close before year-end. The sale of CNLIC effectively transfers 70% of the accident and health business from the Company to a third party. Management believes the remaining accident and health business is not material.

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
(b) Change in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     However, during the third quarter of 2005, significant progress was made towards completing remediation efforts relating to the material weakness, and significant deficiencies which are set forth in detail below, which primarily include hiring additional personnel to address U.S. GAAP relating to our operations, additional training for our accounting staff, particularly relating to U.S. GAAP, and enhanced management review procedures. These measures may not, however, eliminate the material weakness or the significant deficiencies. The existence of one or more material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any additional internal control deficiencies that could be discovered.
     In order to address the findings of our internal control assessment, we have implemented or are implementing the following improvements to our internal controls and procedures in the financial accounting area which we believe will improve our internal control over financial reporting in future periods:
•	In June 2005, we hired a new Vice President, Financial Reporting and Tax, with significant experience in U.S. GAAP and SEC reporting who will be responsible for the preparation and supervision of the Company’s financial statements. This individual reports directly to the Chief Executive Officer. In addition, we plan on assuring that at least one other person is fully trained and experienced to step in and perform the duties of the Vice President, Financial Reporting and Tax if he should, for any reason, be unable to do so.

•	Hiring new personnel to work with the Vice President, Financial Reporting and Tax to develop additional expertise in U.S. GAAP and SEC reporting and to insure that adequate depth is developed in the Company’s financial reporting area.

•	Strengthening the process of work paper review by senior members of management to ensure the completeness and accuracy of supporting work papers and schedules, including formalized sign-off processes.

•	Additional training of accounting department personnel in U.S. GAAP and SEC reporting. This is ongoing during 2005.

•	Adopting procedures to seek a more thorough and timely review process by senior management of the financial statement process.
     We believe these efforts will address the material weakness identified by management during its assessment of internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On April 24, 2003, the Court of Appeals for the Third District of Texas affirmed in part and modified in part, a July 31, 2002, class action certification granted by a Travis County, Texas district court judge to the plaintiffs in a lawsuit filed in 1999 styled Delia Bolanos Andrade, et al v. Citizens Insurance Company of America, Citizens, Inc., Negocios Savoy, S.A., Harold E. Riley, and Mark A. Oliver, Case Number 99-09099. The suit alleges that life insurance policies offered or sold to certain non-U.S. residents by CICA, when combined with a policy feature which allows policy dividends to be assigned to a non-U.S. trust for the purpose of accumulating ownership of our Class A common stock, as well as allowing the policyholder to make additional contributions to the trust, are actually “securities” that were offered or sold in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The suit seeks class action status naming as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to non-U.S. trust for the purchase of the Company’s Class A common stock, or approximately 69,000 non-U.S. policyholders. The remedy sought is rescission of the insurance premium payments. The Supreme Court of Texas granted the Company’s Petition for Review and heard oral arguments on the case on October 21, 2004. The Company believes the Plaintiffs’ claim under the Texas Securities Act is not valid and the class defined is not appropriate for class certification and does not meet the legal requirements for class action treatment under Texas law.
Recent decisions from the Texas Supreme Court indicate a more rigorous and scrutinizing approach to class certification cases, especially in class action cases encompassing claimants from more than one state or jurisdiction. Although a decision is not expected until sometime in the fourth quarter of 2005, the Company expects the Supreme Court of Texas will ultimately rule in the Company’s favor, decertify the class and remand the matter to district court for further action. During the time of the Company’s appeal to the Texas Supreme Court, there are no further district court proceedings in the case. The Company is unable to determine the potential magnitude of the claims in the event of a final class certification and the plaintiffs prevailing on the substantive action, although the Company would expect a significant adverse financial impact from any final class action judgment.
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
Item 5. Other Information
     None.

Item 6.     Exhibits

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Bylaws (b)

3.3	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (j)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (c)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (d)

10.3	Plan and Agreement of Exchange between Citizens, Inc. and Combined Underwriters Life Insurance Company (e)

10.4	Plan and Agreement of Exchange between Citizens, Inc. and Lifeline Underwriters Life Insurance Company (f)

10.5	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and First Alliance Corporation (g)

10.6	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and Mid-American Alliance Corporation. (h)

10.9	Loan Agreement, Security Agreement and Note dated March 22,2004 between Citizens, Inc. and Regions Bank (k)

10.9(a)	Second Amendment to Loan Agreement between Citizens, Inc. and Regions Bank dated October 1, 2004 (l)

10.9(b)	Security Agreement between Citizens Insurance Company of America and Regions Bank dated October 1, 2004 (l)

10.12(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (j)

10.12(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (j)

10.12(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (j)

10.12(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (j)

10.12(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (j)

10.12(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (j)

10.12(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (j)

10.12(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (j)

10.12(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (j)

10.12(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (j)

10.12(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (j)

10.12(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (j)

11.0	Statement re: Computation of per share earnings (j)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, filed with the Commission on May 2, 1995.

(c)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, filed on or about November 4, 1996.

(d)	Filed as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(e)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002 and incorporated herein by reference.

(f)	Filed as Appendix B with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(g)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-102016 dated December 19, 2002, and incorporated herein by reference.

(h)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-106128 dated June 13, 2003, and incorporated herein by reference.

(i)	See Note 6 to the Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Form 10-Q.

(j)	Filed with the Registrant’s Periodic Report on Form 8-K on July 15, 2004 and incorporated herein by reference.

(k)	Filed on March 26, 2004 as Exhibit 10.10 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(l)	Filed on October 1, 2004 as Exhibit 10.11 with the Registrant’s Current Report o Form 8-K and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

By:	/s/ Mark A. Oliver
Mark A. Oliver
Chief Executive Officer and President

By:	/s/ Larry E. Carson
Larry E. Carson
Vice President, Chief Financial Officer and
Treasurer
Date: November 9, 2005

Item 6.      Exhibit Index

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Bylaws (b)

3.3	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (j)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (c)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (d)

10.3	Plan and Agreement of Exchange between Citizens, Inc. and Combined Underwriters Life Insurance Company (e)

10.4	Plan and Agreement of Exchange between Citizens, Inc. and Lifeline Underwriters Life Insurance Company (f)

10.5	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and First Alliance Corporation (g)

10.6	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and Mid-American Alliance Corporation. (h)

10.9	Loan Agreement, Security Agreement and Note dated March 22,2004 between Citizens, Inc. and Regions Bank (k)

10.9(a)	Second Amendment to Loan Agreement between Citizens, Inc. and Regions Bank dated October 1, 2004 (l)

10.9(b)	Security Agreement between Citizens Insurance Company of America and Regions Bank dated October 1, 2004 (l)

10.12(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (j)

10.12(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (j)

10.12(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (j)

10.12(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (j)

10.12(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (j)

10.12(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (j)

10.12(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (j)

10.12(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (j)

10.12(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (j)

10.12(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (j)

10.12(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (j)

10.12(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (j)

11.0	Statement re: Computation of per share earnings (j)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, filed with the Commission on May 2, 1995.

(c)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, filed on or about November 4, 1996.

(d)	Filed as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(e)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002 and incorporated herein by reference.

(f)	Filed as Appendix B with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(g)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-102016 dated December 19, 2002, and incorporated herein by reference.

(h)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-106128 dated June 13, 2003, and incorporated herein by reference.

(i)	See Note 6 to the Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Form 10-Q.

(j)	Filed with the Registrant’s Periodic Report on Form 8-K on July 15, 2004 and incorporated herein by reference.

(k)	Filed on March 26, 2004 as Exhibit 10.10 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(l)	Filed on October 1, 2004 as Exhibit 10.11 with the Registrant’s Current Report o Form 8-K and incorporated herein by reference.