Form 10-K
period 2005-12-31
CITIZENS INC
filed 2006-03-16
CIK 24090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of the registrant’s last business day of its most recently completed second fiscal quarter (June 30, 2005), the aggregate market value of the Class A voting stock held by non-affiliates of the registrant was approximately $192,313,572.
Number of shares of common stock outstanding as of March 1, 2006:
Class A: 40,166,561
Class B: 1,001,714
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates certain portions of the definitive proxy material of the registrant in respect of its Annual Meeting of Shareholders.

		Page
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	32
Item 1B.	Unresolved Staff Comments	52
Item 2.	Properties	53
Item 3.	Legal Proceedings	53
Item 4.	Submission of Matters to a Vote of Security Holders	54
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Securities	55
Item 6.	Selected Financial Data	55
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	56
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	72
Item 8.	Financial Statements and Supplementary Data	74
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	75
Item 9A.	Controls and Procedures	75
Item 9B.	Other information	79
PART III
Item 10.	Directors and Executive Officers of the Registrant	79
Item 11.	Executive Compensation	79
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	79
Item 13.	Certain Relationships and Related Transactions	79
Item 14.	Principal Accounting Fees and Services	79
PART IV
Item 15.	Exhibits, Financial Statement Schedules	79

Consent of Independent Registered Public Accounting Firm
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
First Amended and Restated Loan Agreement
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”), including, without limitation, the italicized statements and the statements specifically identified as forward-looking statements within this document. Many of these statements contain risk factors as well. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of our plans and objectives or our management or Board of Directors including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “may,” “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of foreign and U.S. economies in general and the strength of the local economies where our policyholders reside; (ii) the effects of and changes in trade, monetary and fiscal policies and laws; (iii) inflation, interest rates, market and monetary fluctuations and volatility; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by existing and potential customers; (v) changes in consumer spending, borrowing and saving habits; (vi) a concentration of business from persons residing in Latin America and the Pacific Rim; (vii) uncertainties in assimilating acquisitions; (viii) the persistency of existing and future insurance policies sold by the Company and its subsidiaries; (ix) the dependence of the Company on its Chairman of the Board; (x) the ability to control expenses; (xi) the effect of changes in laws and regulations (including laws and regulations concerning insurance) with which the Company and its subsidiaries must comply, (xii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xiii) changes in the Company’s organization and compensation plans; (xiv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xv) the success of the Company at managing the risks involved in the foregoing.
Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.
We make available, free of charge, through our Internet website (http://www.citizensinc.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 reports filed by officers and directors, news releases, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission. We are not including any of the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

PART I
ITEM 1. Business
Overview
We are a leading insurance holding company serving the life insurance needs of individuals in more than 35 countries and the United States. We pursue a strategy of offering ordinary life insurance products in niche markets where we believe we are able to achieve competitive advantages. Our core operations include:
•	the issuance of ordinary life insurance in U.S. dollar denominated amounts to significant net worth foreign nationals through outside marketing consultants, principally in Latin America and the Pacific Rim; and

•	offering final expense ordinary life insurance through the home service distribution channel.
We have provided our insurance products internationally since 1975 and domestically since 1969. We believe we are one of the leading writers of U.S. dollar denominated ordinary life insurance in the international market. In October 2004, we entered the home service distribution channel through the acquisition of Security Plan Life Insurance Company (“Security Plan”), a significant provider of final expense ordinary life insurance in Louisiana. We also provide ordinary life insurance to middle income individuals in various markets in the midwest and southern U.S.
Our objective is to grow our asset base and profitability through:
•	building assets through the issuance of cash accumulation and final expense ordinary life insurance products;

•	strategic acquisitions of domestic life insurance companies; and

•	expanding our distribution channels of ordinary life insurance.
We market our products through our network of 3,000 marketing consultants, independent agents and employee agents, and provide underwriting, investment and administrative functions through 200 employees in our executive offices in Austin, Texas and a support center in Donaldsonville, Louisiana.

We were formed in 1969 by our Chairman, Harold E. Riley, who had many years of past experience in international and domestic life insurance before forming our Company. Since then our business has grown significantly, both internationally and domestically. Revenues from our international life business segment rose from $63.3 million in 2003 to $72.9 million in 2004 to $79.7 million in 2005. Since 1987 we have completed and integrated the acquisitions of 14 life insurance companies in the United States. We continue to seek acquisitions of other domestic life insurance companies as well as expand our life insurance business.
During the five years ended December 31, 2005, our assets have grown from $282.1 million to $661.9 million, and total stockholders’ equity has increased from $82.7 million to $137.0 million. Presently our revenues are evenly divided between our international business and our domestic business.
We organize and manage our life insurance business through three primary operating business segments. We exited the Domestic Health segment in 2004.

	For the Year Ended December 31,
	2005		2004
	(In thousands)
				Segment
Operating		Segment		income
Business Segment		income		(loss)
and Principal		before		before
Distribution	Total	income	Total	income
Channel	Revenue	tax	Revenue	tax
International Life - Approximately 2,150 marketing consultants in 35 countries	$79,675	$5,762	$72,886	$8,841

Home Service Business (1) - Approximately 350 employee agents	49,692	5,902	12,346	2,511

Domestic Life - Approximately 850 independent agents	14,049	34	16,806	(2,946)

(1)	We initiated this segment on October 1, 2004, upon our acquisition of Security Plan. Revenues and segment income before tax are for the quarter ended December 31, 2004 only.

Each operating business segment focuses on critical activities close to its target markets and customers, including marketing and customer support, while our centralized administrative staff provides support in key functions. At the corporate level, we stress disciplined underwriting and provide support services, including investment, information technology and other administrative and finance functions. This enables the operating business segments to focus on their target markets and distribution relationships while enjoying cost savings realized by operating these segments together.
Our Operating Segments
Our business is comprised of three primary operating business segments:
•	International Life;

•	Home Service Business (which we acquired on October 1, 2004, and as such, all 2004 income statement amounts are for one quarter only); and

•	Domestic Life.
Prior to 2004 we operated a fourth segment, Domestic Health. We exited this area in 2004 through a coinsurance agreement effective January 1, 2004, with total health insurance revenues of $788,000 for the year, and a loss before income tax of $318,000 in 2004, and revenue of $900,000 for 2005, with a gain before tax of $98,000. We continue to have an insignificant amount of revenue in this area.
The following summary, representing revenues and pre-tax income from operations and identifiable assets for our segments, is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Revenue
International Life	$79,675	72,886	63,346
Home Service Business	49,692	12,346	—
Domestic Life	14,048	16,806	18,020
Domestic Health	900	788	13,736

Total consolidated revenue	$144,315	102,826	95,102

Premiums and Annuity and Universal Life Consideration
International Life	$68,444	59,214	51,972
Home Service Business	37,720	9,587	—
Domestic Life	11,603	13,579	11,270
Domestic Health	900	788	14,785

Total consolidated premium income	$118,667	83,168	78,027

Net Investment Income
International Life	$10,142	11,414	9,540
Home Service Business	11,573	2,876	—
Domestic Life	1,853	2,715	4,594
Domestic Health	—	—	188

Total consolidated net investment income	$23,568	17,005	14,322

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Income (loss) before federal income tax:
International Life	$5,762	8,841	4,960
Home Service Business	5,902	2,511	—
Domestic Life	34	(2,946)	(302)
Domestic Health	98	(318)	(1,369)

Total consolidated income before federal income tax	$11,796	8,088	3,289

	December 31,
	2005	2004
	(In thousands)
Assets:
International Life	$233,530	225,360
Home Service Business	300,946	298,396
Domestic Life	115,321	123,160
Domestic Health	12,092	14,295

Total	$661,889	661,211

The following table categorizes our U.S. and non-U.S. revenues:

	Year ended December 31,
	2005	2004	2003
	(In thousands)
Revenue:
U.S.	$64,640	29,940	31,757
Non-U.S.	79,675	72,886	63,346

Total consolidated revenue	$144,315	102,826	95,103

International Life
The acceptance of applications for U.S. dollar denominated ordinary whole life insurance from significant net worth foreign nationals is the foundation upon which we have built our Company. For over the past 30 years, we have participated in the foreign marketplace. We believe positive attributes of our international insurance market include:
•	policies are typically larger face amounts than in the U.S. resulting in lower underwriting and administrative costs per policy;

•	the premiums are paid annually rather than monthly or quarterly, which saves us administrative expenses and accelerates our cash flow;

•	persistency is higher than U.S. policies;

•	the mortality is as good or better than that experienced in the U.S. because our insureds are in the top income brackets in their countries;

•	the marketing consultants from whom applications are received are highly professional;

•	we do not advance any commissions relating to this business, so we do not have financial exposure in the event monies are advanced and insurance revenues do not cover the advances; and

•	the profit margins are higher for us than for typical U.S. policies.
Due to our significant experience in this segment we have implemented numerous policies and procedures to reduce the risks of asset losses. We have no offices, employees or assets outside of the U.S. All of our premiums from outside of the U.S. must be paid in U.S. dollars through a U.S. financial institution. The policies we issue to foreign nationals are designed to alleviate risks inherent in such markets by containing limitations on benefits for certain causes of death, such as homicide. In addition, we have developed disciplined underwriting criteria over many years which include background review of potential marketing consultants, through medical reviews of applicants, including retention of medical doctors who perform detailed medical examinations as well as background and reference checks on applicants. Also, we have a claims policy which requires an investigation of substantially all death claims.
Through our primary insurance company subsidiary, CICA LIFE Insurance Company of America (“CICA”), formerly Citizens Insurance Company of America, we make available ordinary whole life products to significant net worth foreign nationals through contracts with independent marketing organizations and independent marketing consultants. The number of our independent consultants has expanded over the years in this segment to approximately 3,100, and the number of countries from which applications are received is increasing. Historically, the majority of our International Life business has come from Latin America. However, in 2004 the Pacific Rim began to represent a meaningful and growing source of new business, amounting to $2.6 million of issued and paid annualized premium. This increase was also evident in 2005, as issued and paid annualized premiums from this region were $4.1 million. Overall, International Life made up more than 57.7% of our total premium revenues in 2005 and 71.2% of such revenues in 2004.
The following table sets forth our total yearly percentages of annual collected premium income from our International Life segment for the years indicated:

Country	2005		2004		2003
	(Dollars in thousands)
Colombia	$20,572	30.1%	$18,487	31.2%	$16,172	31.1%
Argentina	8,419	12.3	8,592	14.5	9,394	18.1
Venezuela	7,178	10.5	6,557	11.1	5,492	10.6
Uruguay	3,202	4.7	3,527	6.0	4,159	8.0
Taiwan	7,008	10.2	3,748	6.3	2,092	4.0
Other Non-U.S.	22,065	32.2	18,303	30.9	14,663	28.2

Total	$68,444	100.0%	$59,214	100.0%	$51,972	100.0%

The ordinary whole life policies issued by CICA on residents of foreign countries had an average face amount of approximately $58,000 at December 31, 2005. We accept applications for international insurance policies submitted by several outside marketing consulting firms and marketing consultants in markets pursuant to non-exclusive contracts. These persons specialize in marketing life insurance products to foreign nationals and generally have several years of experience marketing life insurance products. The outside firms provide recruitment, training and supervision of their managers and associates in the placement of U.S. dollar-denominated life insurance products; however, all associates of these firms contract directly with us and receive their compensation directly from us. Accordingly, should the arrangement between any outside marketing consulting firm and us be canceled for any reason, we believe we could continue suitable marketing arrangements with the associates of these outside firms without appreciable loss of present and future sales, as we have done in the past. There is, however, always a risk that insurance sales could decrease. Our standard agreement with individual marketing consultants provides that the consultant is the representative of the prospective insured. Our standard contract with outside marketing consulting firms provides that the firm has the responsibility for recruiting and training its associates. These firms guarantee any debts of their associates to us. In consideration for the services rendered, the firms receive a fee on all new policies placed by them or their associates.
Our foreign outside marketing consultants are independent contractors, responsible for their respective expenses, and are compensated based on a percentage of collected premiums. We encourage these consultants to place ordinary whole life insurance. With respect to our contracts with foreign marketing consulting firms, these firms receive overriding first year and renewal commissions on business written by associates under their supervision, and all marketing expenses related thereto, except sales conventions, are borne by these firms.
Our International Life segment is dependent on the non-U.S. markets for a significant percentage of its ongoing and new life insurance premium revenue. As a result, we are subject to potential risks with regard to the continued ability to write this business should adverse events occur in the countries from which we receive applications. For example, even though we do not conduct business in a foreign country and have no assets or employees in any country outside the U.S, a foreign government could take the position that its residents could not procure insurance through us. While such event has never occurred, if we were faced with such a situation, we could experience increased lapsation rates of our policies. Our policy lapse rate could also increase if funds that flow out of such countries were to become restricted. Based on more than 30 years experience in the marketplace in which we compete, management believes such risks are not significant. We require all premiums to be paid in the U.S. with U.S. dollars via drafts drawn on banks in the U.S., therefore, we are not subject to foreign regulation or restrictions on fund transfers, nor are we subject to currency devaluation or foreign appropriation. Management also believes that many of the inherent risks in foreign countries, such as political instability, inflation and economic disruptions, tend to improve rather than hurt our business over the long term because these risks encourage individuals to convert assets out of local currencies to the more stable U.S. dollar.
Our International Life business grew at a double-digit pace in 2005. New annualized issued and paid premiums from the international market increased by 25.7% during 2004 compared to 2003 and 17.9% during 2005 compared to 2004. The development of the markets in the Pacific Rim and the expansion of existing markets in Latin America contributed to the growth in international revenues. Beginning in 2002, we began expansion into the Pacific Rim, particularly Taiwan. We have established relationships with a number of marketing organizations in the Pacific Rim, and during 2004, we generated approximately $2.6 million of annualized issued and paid premium income from that region, and continued that growth with $4.1 million of annualized issued and paid premium in 2005. Additionally, in Brazil, which has never been a country from which large volumes of premiums were received, we began to develop new sales, adding $624,000 of new submitted premium income in 2004 and $1,009,000 during 2005. Overall, issued and paid new annualized premium income for 2005 from the international markets totaled $18.6 million, compared to $15.8 million in 2004 and $12.6 million in 2003. We expect to emphasize growth in this segment for the foreseeable future.
Home Service
On October 1, 2004, following the acquisition of Security Plan Life Insurance Company (“Security Plan”), a new segment, Home Service Business, was established.
Security Plan, which has conducted its operations since 1948, focuses on the life insurance needs of the lower income market in Louisiana. Its policies, which are predominantly ordinary whole life products, provide a means of taking care of individuals’ final expenses, primarily consisting of funeral and other burial costs. The policies are sold and serviced through the home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders. All business has been written in Louisiana, where Security Plan is one of the leading writers of life insurance in the home service business. Security Plan’s premium writings have been supplemented by the acquisition of life insurance policies from numerous companies in its history.
Because of the type of business Security Plan writes, the average life insurance policy face amount in force is relatively small – approximately $1,500 per policy in 2005 – the underwriting performed on these applications is limited due to the small average face amount.
Security Plan’s book of premium income decreased each year for the past five years. Management has replaced Security Plan’s marketing leadership and believes that the new emphasis on sales can halt the shrinkage in the premium income and serve as a base from which to expand the home service business, although the hurricanes which hit Louisiana in 2005 resulted in a delay in implementing this strategy.
Security Plan owns a subsidiary, Security Plan Fire Insurance Company (“SPFIC”), which provides property and casualty coverage to lower income residents of Louisiana. SPFIC utilizes the same employees/agents as Security Plan. The maximum coverage on any one dwelling is $20,000 and content coverage is limited to $10,000. At December 31, 2005, SPFIC had total assets of approximately $7 million and annual revenues of $3.7 million. We expect to utilize SPFIC to augment Security Plan’s insurance sales.
Domestic Life
Our Domestic Life segment consists of ordinary whole life, credit life insurance, credit disability insurance, and final expense policies, and is sold primarily throughout the Midwest and southern U.S. The majority of our Domestic Life business is the result of acquisitions of domestic life insurance companies since 1987. We conduct our Domestic Life business primarily through four operating life insurance subsidiaries.

We seek to serve middle-income American families through the sale of cash accumulation ordinary whole life insurance products. In 2004, we began emphasizing the development of a sales force comprised primarily of part-time, second career sales associates (such as teachers, coaches, community leaders and others in small communities outside of major metropolitan areas). However, product sales to date have been disappointing, and combined with high lapsation rates on existing business, have resulted in decreased premium income in 2005 compared to 2004.
Total domestic life and disability premium income for 2005 (excluding our Home Service segment) amounted to $11.6 million, compared to $13.6 million in 2004 and $11.3 million in 2003. Management intends to broaden the portfolio of products to include many of the features of our ordinary life policies that we issue to foreign nationals, and expects these policies to be in place in 2006.
Our domestic underwriting policy requires a medical examination of applicants for ordinary insurance in excess of certain prescribed limits. These limits are graduated according to the age of the applicant and the amount of insurance.
The following table sets forth our total yearly direct premium received (as opposed to earned) percentage of domestic life and disability premium income by state for the years indicated, including domestic life, domestic health and annuity.

State	2005		2004		2003
	(Dollars in thousands)
Texas	$9,172	38.6%	$10,212	36.9%	$10,548	35.6%
Kentucky	2,936	12.3	4,377	15.8	5,636	19.0
Oklahoma	3,481	14.6	4,262	15.4	4,687	15.8
Mississippi	1,658	7.0	1,811	6.5	2,021	6.8
Other States	6,545	27.5	7,029	25.4	6,749	22.8

Total	$23,792	100.0%	$27,691	100.0%	$29,641	100.0%

Our Products
International Life
We offer several ordinary whole life insurance products designed to meet the needs of our non-U.S. policy owners through our Millennia 2000 Series. These policies have been structured to provide:
•	U.S.-dollar denominated living cash values;

•	rates that are competitive with or better than most foreign local companies;

•	a hedge against local currency inflation;

•	protection against devaluation of foreign currency;

•	capital transference to a safe haven (U.S.);

•	lifetime income;

•	tax-free earnings on cash build-up; and

•	cash values beginning in the first policy year.

Our Millennia 2000 Series’ products have living benefit features: every policy contains guaranteed cash values and is participating (i.e., receiving an annual cash dividend). The major portion of each premium payment goes toward building guaranteed cash values, while a lesser portion goes toward trust value building. Once the policy owner pays the annual premium and the policy is issued, we immediately pay a cash dividend to the owner. The policy owner has several options with regard to the dividend, including the right to assign the dividends to a third-party trust account, along with an annual policy Retirement Fund Benefit.
Home Service
The products of Security Plan are small face amount ordinary whole life policies which are designed to provide a means to taking care of final expenses for the insured, primarily consisting of funeral and burial costs. The policies in effect are those of many small companies that Security Plan has acquired over many years. We intend to continue to market these types of small face amount policies.
Domestic Life
Our domestic products focus primarily on living needs, and provide death benefits as a side effect of accumulating money for the insured. Our domestic life insurance policies are designed to provide for:
•	cash accumulation/living benefits;

•	tax-deferred interest earnings;

•	guaranteed lifetime income at age 65;

•	monthly income for loved ones;

•	significant accidental death benefits; and

•	payment waiver in the event of disability.
Our life insurance products are sold through our Fortune Builder plan, which has been designed to address the issue of outliving an insured’s monthly income, and at the same time, provide death benefits in case of an early demise. The primary purpose of our Fortune Builder plan is to help the insured create capital for needs such as retirement income, children’s higher educational funds, business opportunities, emergencies and healthcare needs.
The uniqueness of the Fortune Builder capital accumulation plan lies in its living insurance provisions which place the emphasis on personally receiving large cash benefits. There are two guaranteed cash value living benefit components. Every Fortune Builder policy contains a cash value build-up account, plus an interest bearing annual annuity account. This dual cash build-up construction causes the major part of each payment to build up cash to provide for income for future use. The annuity is flexible, free of initiation cost with no surrender charges; in other words, an owner may deposit or withdraw funds in the annuity with no loss in value at any time. The basis of its growth in value is the money an insured pays in and compound interest earned over time.
Each year, beginning the second policy year, and annually thereafter the policy pays an annuity benefit, equal to approximately half of the annual premium, which is credited to a policy’s annuity account, which pays at a current interest rate of 5.0%. The policy owner may assign the annual benefits to create additional retirement income or educational funds. There are no surrender charges, no entry cost and an insured can put in as much as he or she wishes.
We are in the process of broadening out domestic policies to include many of the features of our policies with foreign nationals and expect the new policies to be in place in 2006.
Operations and Technology
Our administrative operations are conducted primarily at our executive offices in Austin, Texas through approximately 100 administrative, operating and underwriting personnel. Operations of Security Plan are conducted to a large degree from our support center in Donaldsonville, Louisiana through 80 operations personnel. At our offices we perform policy design, marketing oversight, underwriting, accounting, servicing backup and investment.
Our senior management has a history in insurance company operating system design and implementation. Beginning in the mid-1960’s, we developed a new operating system which has evolved continually since that time. We have a single data processing administrative system for our entire Company which is a sophisticated mainframe administrative system. We are presently converting Security Plan’s administrative system to our processing system. Functions of our administrative system include policy set up, several internal control functions, administration, billing and collections, valuation, storage backup and related tasks. Each company we acquire is converted into our administrative system. This system has been in place for several years, and we believe it is a significant asset to us. We update our administrative system on an ongoing basis. This system is also capable of significant expansion without substantial capital outlay or increase in staff. Therefore, we believe we can achieve additional growth without operating system upgrades, delays or failures or the addition of substantial amounts of staff.
Consolidated Information Regarding Our Insurance Business
The following tables set forth certain statistical information on the basis of accounting principles generally accepted in the U.S. concerning our operations for each of the five years ended December 31, 2005.
The following table sets forth certain information about our direct life insurance in force on a yearly comparative basis.

		New
	In Force,	Business	Claims, Lapses,
	Beginning	Issued	Surrenders	Acquisitions	In Force,
	of Year	During Year	During Year	During Year	End of Year
	(In millions)
2005	$3,513	618	(444)	—	3,687
2004	2,435	541	(445)	982	3,513
2003	2,090	422	(349)	272	2,435
2002	1,977	390	(355)	78	2,090
2001	1,914	346	(283)	—	1,977
The following table sets forth consolidated (i) gross life insurance in force and (ii) mean life insurance in force.

	In Force		Mean Life
	Beginning	In Force	Insurance In
	of Year	End of Year	Force
	(a)	(a)	(a)
	(In millions)
2005	$3,513	3,687	3,600
2004	2,435	3,513	2,974
2003	2,090	2,435	2,263
2002	1,977	2,090	2,034
2001	1,914	1,977	1,946

(a)	Before assuming and ceding reinsurance from reinsurers.
The 2005 growth over 2004 represented the increased volume of new business written and improvements in persistency on policies issued to foreign nationals. The acquisition of Security Plan in October 2004 added approximately $982 million to the life insurance in force at year end, with the remainder of the increase in 2004 reflecting growth in out International Life segment. Increased issuance of new policies coupled with acquisitions contributed to the growth in insurance in force in 2003 compared to 2002. An acquisition in 2002 contributed to the increase in insurance in force in 2002 compared to 2001.
The following table sets forth (i) the ratio of lapses and surrenders to mean life insurance in force and (ii) life reinsurance ceded.

			Reinsurance Ceded
		Ratio ofLapses
		and Surrenders	Gross	Reinsurance
	Lapses and	to Mean in	Amount of	Premium
	Surrenders	Force	Reinsurance	Ceded
	(Dollars in thousands)
2005	$339,430	9.4%	$221,793	$1,907
2004	248,533	8.4	265,001	1,001
2003	217,888	9.6	301,366	1,382
2002	177,227	8.7	152,103	1,321
2001	113,482	5.8	206,386	1,723

Lapses and surrenders increased in 2005 compared to 2004 due to Security Plan’s inclusion for the entire year. Reinsurance declined because of a decrease in the average face amount of international policies issued. The significant increase in 2004 ceded premium compared to 2003 related to the 100% cession of the in-force accident and health premiums to another carrier. The decline in ceded premium in 2003 compared to 2002 was related to the termination of a substantial portion of the major medical business acquired with an acquisition. Lapsation and surrender activity attributed to policyholders of two companies we acquired in 2003, contributed approximately $39.6 million to the increase in 2003 lapses and surrenders. The decline in ceded premium in 2002 compared to 2001 related to an increase in our retention from $75,000 on one life to $100,000 thereon. As described above, the uncertain economic climate in Latin American countries contributed to the increased lapsation and surrender activity in 2002 compared to 2001.
The following table sets forth information with respect to our total insurance premiums.

	Ordinary	Annuity &		Group	Accident &
	Life (a)	Universal Life	Casualty	Life	Health (a)	Total
	(In thousands)
2005	$109,891	3,021	3,627	567	1,560	118,667
2004	77,111	3,520	1,113	636	788	83,168
2003	60,395	2,384	—	464	14,785	78,027
2002	54,033	283	—	420	13,474	68,211
2001	48,142	217	—	544	5,060	53,963

(a)	After deduction for reinsurance ceded.
The substantial growth in 2005 compared to 2004 was due to the inclusion of Security Plan for the entire year. In comparing 2004 to 2003, the decline in accident and health premium as a result of the cession of the business to another carrier was offset by increases in our international business and the acquisition of Security Plan. The casualty premiums in 2004 resulted from the acquisition of Security Plan, which has a small casualty company and reflects the quarter ended December 31, 2004 only. The 2003 premium increase over 2002 was related to increased new life revenues and the acquisitions of two domestic life insurance companies. The 2002 increase in accident and health premiums compared to 2001 was attributable to a domestic life insurance company acquisition.
The following table sets forth information relating to the ratio of our underwriting and other expenses to insurance revenues.

				Commissions, Underwriting and Operating
				Expenses, Policy Reserve Increases,
		Commissions, Underwriting and		Policyholder Benefits and Dividends to
		Operating Expenses		Policyholders
	Insurance		Ratio to
	Premiums		Insurance		Ratio to Insurance
	(a)	Amount (a)	Premiums	Amount (a)	Premiums
	(Dollars in thousands)
2005	$118,667	$58,414	49.2%	$140,713	118.6%
2004	83,168	38,665	46.5	98,840	118.9
2003	78,027	37,201	47.7	89,455	114.7
2002	68,211	31,411	46.1	79,320	116.3
2001	53,963	24,085	44.6	63,253	117.2

(a)	After premiums ceded to reinsurers.

During 2005, operating expenses increased compared to 2004 due to the inclusion of Security Plan for the entire year. In 2004, expense reductions resulted in improvement in the ratio of expenses to premiums compared to 2003; however, the claims incurred by Security Plan caused the overall expense and benefit ratio to increase slightly. Because of the nature of Security Plan’s business, a high benefit ratio is not unusual. During 2003, increased new life revenues from new business and two domestic life insurance company acquisitions resulted in decreases in the ratio of benefits compared to 2002; however, the expenses of these two acquisitions resulted in increases in the ratios of expenses to premiums. During 2002, increased new life revenues and increased accident and health premiums attributable to an acquisition resulted in decreases in the ratio of benefits to premiums compared to 2001; however, the expenses associated with conversion efforts and the administration of the accident and health business increased the ratio of expenses to premiums.
The following table sets forth changes in the face amount of new life insurance business produced between participating and non-participating policies. Dividends paid on participating policies are at the discretion of the insurance company issuing the policy.

		Participating		Non-participating
	Total New
	Business	Amount	Percent	Amount	Percent
	(Dollars in thousands)
2005	$725,199	$399,008	55.0%	$326,191	45.0%
2004	570,462	339,008	59.4	231,454	40.6
2003	433,697	266,303	61.4	167,394	38.6
2002	410,352	265,476	64.7	144,876	35.3
2001	346,132	235,847	68.1	110,285	31.9
The 2004 purchase of Security Plan increased the percentage of non-participating business. During 2003, two acquisitions of domestic life insurance companies contributed to the increase in non-participating new business compared to 2002.
The following table sets forth changes in the face amount of new life insurance business issued according to policy types.

		Whole Life
	Total New	and Endowment		Term		Credit
	Business	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
2005	$725,199	$569,933	78.6%	$79,025	10.9%	$76,241	10.5%
2004	570,462	406,075	71.2	82,839	14.5	81,548	14.3
2003	433,697	297,280	68.5	76,637	17.7	59,780	13.8
2002	410,352	289,976	70.7	80,342	19.5	40,034	9.8
2001	346,132	238,765	69.0	71,900	20.8	35,467	10.2
In 2005, Security Plan, whose business is virtually all whole life, was included for the entire year, plus new international policies grew significantly. In 2004, new life business, measured in paid, annualized premiums, increased 145% compared to the prior year. The addition of Security Plan, which contributed three months results, coupled with growth in CICA’s overseas business, increased the percentage of whole life insurance in force. The 2003 growth was slowed by the economic downturn in several Latin American countries. In 2002, new life business increased 17.7% compared to 2001 due to acquisitions and internal growth, while in 2003 the increase was 2.9% over the prior year.
The following table sets forth deferred policy acquisition costs capitalized and amortized compared to new life insurance business issued.

	Total Face
	Amount of New	Deferred Policy
	Business	Acquisition Costs
	Issued	Capitalized	Amortized
	(In thousands)
2005	$725,199	24,388	10,313
2004	570,462	17,241	8,438
2003	433,697	16,558	11,807
2002	410,352	14,423	10,039
2001	346,132	11,112	8,568
The 2005 growth in capitalized expenses and amortization compared to 2004 resulted from the inclusion of Security Plan for the full year and the increase in new international business. In 2004, persistency on our international business improved, contributing to lower amortization, as well as no amortization for the accident and health business that was ceded in 2004. Amortization expense in 2002 and 2003 increased over the prior year due to higher surrender activity.
Investments
State insurance statutes prescribe the quality and percentage of the various types of investments which may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate and mortgage loans within certain specified percentages.
The administration of our investment portfolios is handled by management, with all trades approved by a committee of the respective boards of directors of our insurance company subsidiaries. The guidelines used require that bonds, both government and corporate, are of high quality and comprise a majority of the investment portfolio. The assets selected are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations.
Valuation of Investments in Fixed Maturity and Equity Securities
At December 31, 2005, investments in fixed maturity and equity securities were 94.5% of our total investments. Approximately 98.3% of our fixed maturities were classified as available-for-sale securities at December 31, 2005, with the remaining 1.7% classified as held-to-maturity securities based upon our intent and ability to hold these securities to maturity. We had no fixed maturity or equity securities that are classified as trading securities at December 31, 2005.

At December 31, 2005, 63.3% of our fixed maturity securities were invested in securities backed by the full faith and credit of the U.S. government or U.S. government-sponsored enterprises.
We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. With the exception of Security Plan, virtually all subsidiaries’ investments are in bonds that carry the full faith and credit of the U.S. government or U.S. government-sponsored enterprises. Security Plan has significant investments in corporate and municipal bonds. Based upon our emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. government sponsored corporations, U.S. Treasury securities and obligations of the U.S. government and agencies and our analysis whether declines in fair value below cost are temporary or other than temporary, management believes that our investments in fixed maturity and equity securities at December 31, 2005 are not impaired, and no “other than temporary losses” need to be recorded.
Gross unrealized losses on fixed maturities available-for-sale amounted to $10,460,000 as of December 31, 2005 and $3,857,000 as of December 31, 2004 due primarily to increases in interest rates.
The following table summarizes the composition of our investment portfolio and cash and cash equivalents.

	December 31, 2005
		Percent of Total
	Carrying Value	Carrying Value
	(Dollars in thousands)
Fixed Maturity Securities:
U.S. government and government agencies (1)	$238,097	47.3%
Mortgage-backed(1)	51,578	10.2
Corporate	111,591	22.2
Municipal bonds	56,305	11.2

Total fixed maturity securities	457,571	90.9

Cash and cash equivalents	18,311	3.6
Other investments:
Policy loans	23,918	4.8
Equity securities	610	0.1
Mortgage loans	833	0.2
Other invested assets	1,879	0.4

Total	$503,122	100.0%

(1)	U.S. Government and government agencies include U.S. Government Agency securities ($24,866,000) and private corporations of U.S. government-sponsored enterprises ($264,809,000).
The following table shows the distribution of the contractual maturities of our portfolio of fixed maturity securities by carrying value as of December 31, 2005. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Fixed maturities held-to-maturity
	Amortized
	cost	Fair value
Due after ten years	$7,639,505	$9,143,212

	Fixed maturities available-for-sale
	Amortized
	cost	Fair value
Due in one year or less	$15,130,057	14,944,322
Due after one year through five years	39,676,838	38,641,376
Due after five years through ten years	31,692,412	30,939,025
Due after ten years	316,534,810	313,828,531

	403,034,117	398,353,254
Securities not due at a single maturity date	54,352,226	51,577,913

Totals	$457,386,343	449,931,167

The securities not due at a single maturity date are obligations of U.S. government-sponsored enterprises.
At December 31, 2005, the average duration of our investment portfolio was 8.2 years.
The following table sets forth the mean amount of our invested assets and net investment income from our investment portfolio.

			Ratio of Net
			Investment Income
Year Ended	Mean Amount of	Net Investment	to Mean Amount
December 31,	Invested Assets	Income (a)	of Invested Assets (a)
	(In thousands)
2005	$480,306	$23,568	4.9%
2004	375,495	17,005	4.5
2003	250,598	14,322	5.7
2002	216,352	14,252	6.6
2001	200,450	13,296	6.6

(a)	Does not include realized and unrealized gains and losses on investments.
In 2005, Security Plan was included for the entire year; however, available returns in the bond market remained low. In 2004, only Security Plan’s investment income for the fourth quarter was included, leading to a further decline in percentage return. During 2003, the low interest rates available on newly invested money relative to prior years and the significant call activity on the bonds owned negatively impacted our net investment income compared to 2002 and 2001. During 2002 we were able to maintain our investment yield by continuing to place less emphasis on government guaranteed pass-through instruments and more emphasis on investments in callable instruments issued by U.S. government agencies.

Reserves
Our insurance subsidiaries established liabilities for policyholders’ account balances and future policy benefits to meet obligations on various policies and contracts. Reserves for policyholders’ account balances for investment-type policies are equal to cumulative account balances consisting of deposits plus credited interest, less expense and mortality charges and withdrawals. Future policy benefits for ordinary life products are computed on the net level premium method, which utilizes assumed investment yields, mortality, persistency, morbidity and expenses (including a margin for adverse deviation). These reserves are established at the time of issuance of a policy and generally vary by product, year of issue and policy duration. We periodically review both reserve assumptions and policyholder liabilities. In addition, we retain an independent actuary to review our reserves on a quarterly basis and provide reports thereon.
Reinsurance
As is customary among insurance companies, our insurance company subsidiaries reinsures with other companies portions of the life insurance risks they underwrite. The primary purpose of reinsurance agreements is to enable an insurance company to reduce the amount of risk on any particular policy and, by reinsuring the amount exceeding the maximum amount the insurance company is willing to retain, to write policies in amounts larger than it could without such agreements. Even though a portion of the risk may be reinsured, our insurance company subsidiaries remain liable to perform all the obligations imposed by the policies issued by them and could be liable if their reinsurers were unable to meet their obligations under the reinsurance agreements.
Insurance Ceded
CICA retains up to $100,000 of risk on any one person. As of December 31, 2005, the aggregate amount of life insurance ceded was $209,441,000 or 6.5% of its total direct and assumed life insurance in force, and at December 31, 2004 was $171,283,000 or 5.3% of its direct insurance in force. CICA is contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations reinsured.
CICA has in effect automatic reinsurance agreements with nonaffiliated reinsurers that provide for cessions of ordinary insurance from CICA. These treaties provide for both automatic and facultative reinsurance of standard and substandard risks ceded to them by CICA for life, accident and health and supplemental benefits above CICA’s retention limit on a yearly renewable term, or coinsurance basis. Automatic cession means that so long as the risk is within the limits of the reinsurance agreement the reinsurer must assume the risk. Facultative cases are subject to specific underwriting approval of the reinsurer.
Since 2003, CICA has obtained reinsurance with Worldwide Reassurance of England (Worldwide) and Converium Ruckversicherung Deutschland Ag of Germany (Converium). At December 31, 2005, CICA had ceded $49,416,000 in face amount of insurance to Worldwide and $9,113,000 to Converium. Prior to that time, CICA had outside reinsurance from Employers Reassurance (ERC), American United Life Insurance Company (AUL) and Businessmen’s Assurance (BMA). The former reinsurers retain their risk on business previously ceded.

At December 31, 2005, CICA had ceded $48,553,000 in face amount of insurance to ERC, $20,111,000 to Riunione Adriatica di Sicurta of Italy, a predecessor to AUL, $14,066,000 to BMA, $22,388,000 to AUL and $45,546,000 to Optimum Re.
In late 2002, AUL notified CICA that it would no longer be accepting new reinsurance business effective January 1, 2003, as a result of being purchased by ERC, which was owned by General Electric. Subsequently, ERC indicated a desire to withdraw from the international reinsurance market because of a decision on the part of its new parent.
Worldwide and Converium are unauthorized reinsurers in the state of Colorado. However, they have each agreed in writing to provide a letter of credit issued by a U.S. Bank in the amount of any liabilities they may incur under the reinsurance agreements with CICA in the event that a reinsurance credit is significant. There were no such significant credits as of December 31, 2005, and no letter of credit was necessary or provided.
In addition, a reinsurance treaty with Swiss Re Life & Health America, Inc. (Swiss Re) covers all of CICA’s accidental death insurance supplementing its life insurance policies. These cessions are on a yearly renewable term basis and occur automatically if total accidental death benefits known to CICA are less than $250,000 or otherwise on a facultative review basis. At December 31, 2005, CICA had ceded $1.3 billion of supplemental life insurance benefits to Swiss Re under this treaty.
Effective January 1, 2004, CICA entered into a coinsurance agreement with Texas International Life Insurance Company (TILIC), an unaffiliated party, whereby TILIC administers and reinsures all of CICA’s non-credit accident and health business. TILIC has applied to the Texas Department of Insurance to have the assumption of this business approved. Negotiations were underway as of December 31, 2005, with the assuming party to sell CNLIC, which represents approximately 70.0% of ceded business. A formal contract was signed in the first quarter of 2006. The remaining 30% of business will continue to cede under the same contract.
CICA monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by a reinsurer. The primary reinsurers of CICA are large, well capitalized entities.
Consistent with the general practice in the life insurance industry, Security Plan has reinsured portions of the coverage provided by its insurance products with other non-affiliated insurance companies. Insurance is ceded principally to reduce net liability on individual risks, to provide protection against large losses and to obtain a greater diversification of risk. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full amount of policies reinsured, it does make the reinsurers liable to the insurer to the fullest extent of the reinsurance ceded.
Security Plan seeks to enter into reinsurance treaties with well capitalized insurers. Its policy is to use reinsurers who, in the opinion of management, have significant levels of capital and surplus. We believe that we have established appropriate reinsurance coverage based upon our net retained insured liabilities compared to our surplus. Based on a review of our reinsurers’ financial positions and reputations in the reinsurance marketplace, we believe that our reinsurers are financially sound. In addition, Security Plan maintains a coinsurance agreement with the former parent of Security Plan on a closed block of business and with other carriers as necessary that represents less than 1% of total business in force. The total face amounts ceded at December 31, 2005 was $6.4 million or less than 1% of Security Plan’s insurance force. Security Plan also maintains agreements with unaffiliated reinsurers to provide catastrophe coverage in the event of a significant loss.
SPFIC had reinsurance agreements in place to protect it from catastrophic events such as Hurricanes Katrina and Rita that struck Louisiana in 2005. The agreements in place during 2005 provided that SPFIC bore responsibility for the first $250,000 of incurred claims. Reinsurers indemnified SPFIC for losses in excess of $250,000 up to $7.1 million per event. Any amount over that was SPFIC’s responsibility. The Company incurred claims of $749,583 in excess of $7.1 million on Hurricane Katrina. Once the cap was met, SPFIC had an opportunity to pay for “2nd event” coverage, upon payment of approximately $400,000 in premium. SPFIC elected to do so and the claims for Hurricane Rita were covered under this second event reinsurance. Through December 31, 2005, claims related to Hurricane Rita were approximately $3.7 million and were 100% reinsured. We do not expect the claims for Hurricane Rita to exceed our reinsurers’ limits. For calendar year 2006, SPFIC elected to increase the amount of 1st event catastrophe reinsurance to $10 million and raise the deductible to $500,000 by paying an annual premium of $798,750.
Insurance Assumed
At December 31, 2005, CICA had in-force reinsurance assumed as follows:

Amount
	Type of	in force at
	Business	end of year
Name of Company	Assumed	(In thousands)
Prudential Insurance Company (Prudential)	Group Life	$592,636
The reinsurance agreement with Prudential provides for CICA to assume a portion of the insurance under a group insurance policy issued by Prudential to the Administrator of Veterans’ Affairs. CICA’s portion of the total insurance under the policy is allocated to CICA in accordance with the criteria established by the administrator.
Competition
The life insurance business is highly competitive, and we compete with a large number of stock and mutual life companies both internationally and domestically as well as from financial institutions which offer insurance products. There are more than 1,000 other life insurance companies in the U.S., some of which we also provide insurance to foreign nationals.
International Market. A large percentage of our first year and renewal life insurance premium income comes from the international market. Given the significance of our international business, the variety of markets in which we make ordinary whole-life insurance available and the impact that economic changes have on these foreign markets, it is not possible to ascertain our competitive position. Our international marketing plan stresses making available dollar-denominated life insurance products to significant net worth individuals residing around the world. We experience competition primarily from the following sources:

Locally Operated Companies with Local Currency Policies. We compete with companies formed and operated in the country in which the insureds reside.
However, because our premiums must be paid in U.S. dollars drawn on U.S. banks, and we pay claims in U.S. dollars, we have a different clientele and product than foreign-domiciled companies. Our products are usually acquired by persons in the top income of their respective countries. The policies sold by foreign companies are offered broadly and are priced based on the mortality of the entire populace of the respective geographic region. Because of the predominance of lower incomes in most of these countries, the mortality experience tends to be very high on the average compared to the U.S., causing mortality charges that are considered unreasonable based on the life mortality experience of the upper income of the local population.
Additionally, the assets that back up the policies issued by foreign companies are substantially invested in the respective countries, and thus, are exposed to the inflationary risks and economic crises that historically have impacted many foreign countries. Another reason that we experience an advantage is that many of our policyholders desire to transfer capital out of their countries due to the perceived financial strength and security of the U.S.
U.S. Companies issuing U.S. Dollar Policies. We also face direct competition from companies that operate in the same manner as we do. We compete using our history of performance and our products.
Competitors in our international markets include National Western Life Insurance Company, Best Meridian Insurance Company and to a lesser extent, Pan American Life and AIG, although these companies tend to focus on non-traditional life insurance and annuities.
Foreign Operated Companies with Local Currency Policies. Another group of competitors consists of companies which are foreign to the countries in which the policies are sold but use the local currencies of those countries. These competitors include a number of large U.S. issuers who maintain foreign brackets. Local currency policies entail risk of uncertainty due to local currency fluctuations as well as the perceived instability and weakness of local currencies. We have observed that local currency policies, whether issued by foreign or locally operated companies, tend to focus on universal life insurance and annuities instead of whole life insurance as we do.
Some companies may be deemed to have a competitive advantage due to histories of successful operations and large agency forces. Management believes that its experience, combined with the special features of CICA’s unique policies, allows CICA to compete effectively in pursuing new business.
Home Service. Security Plan faces competition in Louisiana with a handful of other companies who specialize in home service distribution of insurance. Competitors include Presidential Life, Monumental Life and Union National Life. Security Plan also competes indirectly with other domestic life insurance companies operating in Louisiana.
Domestic Market. The life insurance industry in the U.S. is a mature industry which, in recent years, has experienced no growth in life insurance sales. Competition has also increased because the life insurance industry is consolidating, with larger, more effective organizations emerging from consolidation. Furthermore, mutual insurance companies are converting to stock ownership, which should give them greater access to capital markets, resulting in greater competition with respect to corporate finance as well. Additionally, legislation became effective in 2000 permitting commercial banks, insurance companies and investment banks to combine. This law permits, for instance, a commercial bank to acquire or form an insurance company. These factors increased competitive pressures in general. Because of our limited nature of domestic marketing activities, there are no readily identifiable domestic competitors.
Many life insurance companies have greater financial resources, longer business histories, and more diversified lines of insurance coverage than we do. These companies also generally have larger sales forces. We also face competition from companies marketing in person as well as with direct mail sales campaigns. Although we may be at a competitive disadvantage to these entities, we believe that our products are competitive in the marketplace. We believe that our premium rates and policies are generally competitive with those of other life insurance companies selling similar types of ordinary life insurance, many of which are larger than we are.
Employees
We have 200 administrative, underwriting and operations employees, including our management, and we have approximately 350 employee agents who work exclusively for Security Plan. We consider our employee relationships to be good.
Other Operations
We have several small operations conducted through subsidiaries that are not material to our business, including a funeral home in Baker, Louisiana, an aircraft and a data processing operation.
REGULATION
General
Our U.S. insurance operations are subject to a wide variety of laws and regulations. State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of each the states in which they are licensed. Our insurance products and thus our businesses also are affected by U.S. federal, state and local tax laws.
The purpose of the laws and regulations which affect our insurance business is primarily to protect our insureds and not our stockholders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations.
In addition, insurance regulatory authorities (including state law enforcement agencies and attorneys general) periodically \make inquiries and regularly conduct examinations regarding compliance by us and our subsidiaries with insurance, and other laws and regulations regarding the conduct of our insurance businesses. We cooperate with such inquiries and examinations and take corrective action when warranted.

Many of our independent agents also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or to distribute our products.
At the present time, our insurance subsidiaries are collectively licensed to transact business in 27 states. We have insurance subsidiaries domiciled in the states of Colorado, Illinois, Louisiana, Missouri and Texas.
U.S. Insurance Regulation
Our U.S. insurance subsidiaries are licensed and regulated in all jurisdictions in which they conduct insurance business. The extent of this regulation varies, but most jurisdictions have laws and regulations governing the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy, and the business conduct of insurers, including marketing and sales practices and claims handling. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and the approval of rates for certain types of insurance products.
The types of U.S. insurance laws and regulations applicable to us or our U.S. insurance subsidiaries are described in more detail below.
Insurance holding company regulation
All U.S. jurisdictions in which our U.S. insurance subsidiaries conduct insurance business have enacted legislation that requires each U.S. insurance company in a holding company system, except captive insurance companies, to register with the insurance regulatory authority of its jurisdiction of domicile and to furnish that regulatory authority financial and other information concerning the operations of, and the interrelationships and transactions among, companies within its holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws and regulations also regulate transactions between insurance companies and their parents and affiliates. Generally, these laws and regulations require that all transactions within a holding company system between an insurer and its affiliates be fair and reasonable and that the insurer’s statutory surplus following any transaction with an affiliate be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. Statutory surplus is the excess of admitted assets over the sum of statutory liabilities and capital. For certain types of agreements and transactions between an insurer and its affiliates, these laws and regulations require prior notification to, and non-disapproval or approval by, the insurance regulatory authority of the insurer’s jurisdiction of domicile.
Policy forms
Our U.S. insurance subsidiaries’ policy forms are subject to regulation in every U.S. jurisdiction in which such subsidiaries are licensed to transact insurance business. In most U.S. jurisdictions, policy forms must be filed prior to their use. In some U.S. jurisdictions, forms must also be approved prior to use.

Dividend limitations
The payment of dividends or other distributions to us by our U.S. insurance subsidiaries is regulated by the insurance laws and regulations of their respective states of domicile. In general, an insurance company subsidiary may not pay an “extraordinary” dividend or distribution until 30 days after the applicable insurance regulator has received notice of the intended payment and has not objected in such period or has approved the payment within the 30-day period. In general, an “extraordinary” dividend or distribution is defined by these laws and regulations as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months exceeds the greater (or, in some jurisdictions, the lesser) of:
•	10% of the insurer’s statutory surplus as of the immediately prior year end; or

•	the statutory net gain from the insurer’s operations (if a life insurer) or the statutory net income (if not a life insurer) during the prior calendar year.
The laws and regulations of some of these jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain regulatory approval before it may do so. In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by our insurance subsidiaries to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to our policyholders or contract holders.
Market conduct regulation
The laws and regulations of U.S. jurisdictions include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, product illustrations, advertising, product replacement, sales and underwriting practices, complaint handling and claims handling. The regulatory authorities in U.S. jurisdictions generally enforce these provisions through periodic market conduct examinations. These examinations may be conducted by a single state or by multiple states (“association” exams).
Financial examinations
As part of their regulatory oversight process, insurance departments in U.S. jurisdictions also conduct periodic detailed examinations of the books, records, accounts and financial practices of insurers domiciled in their jurisdictions. These examinations generally are conducted in cooperation with the insurance departments of two or three other states or jurisdictions, representing each of the NAIC zones, under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). In the three-year period ended December 31, 2005, we have not received any material adverse findings resulting from any insurance department examinations of our U.S. insurance subsidiaries.
Guaranty funds or associations
Most of the jurisdictions in which our U.S. insurance subsidiaries are licensed to transact business require life insurers doing business within the jurisdiction to participate in guaranty funds or associations, which are established by state law, subject to regulation by the state insurance department and are organized to pay, subject to statutory limits, conditions, and priorities, contractual benefits owed pursuant to insurance policies of insurers who become impaired or insolvent. These funds or associations levy assessments, up to prescribed limits, on all member insurers in a particular jurisdiction on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some jurisdictions permit member insurers to recover assessments paid through full or partial premium tax offsets.
Aggregate assessments levied against our U.S. insurance subsidiaries were immaterial for the years ended December 31, 2005, 2004 and 2003, respectively. Although the amount and timing of future assessments are not predictable, we have established liabilities for guaranty fund assessments that we consider adequate for assessments with respect to insurers that currently are subject to insolvency proceedings.
Change of control
The laws and regulations of the jurisdictions in which our U.S. insurance subsidiaries are domiciled require that a person obtain the approval of the insurance commissioner of the insurance company’s jurisdiction of domicile prior to acquiring control of the insurer. Generally, such laws provide that control over an insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the insurer. In considering an application to acquire control of an insurer, the insurance commissioner generally will consider such factors as the experience, competence and financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquirer’s plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition. In addition, a person seeking to acquire control of an insurance company is required in some states to make filings prior to completing an acquisition if the acquirer and the target insurance company and their affiliates have sufficiently large market shares in particular lines of insurance in those states. Approval of an acquisition is not required in these states, but the state insurance departments could take action to impose conditions on an acquisition that could delay or prevent its consummation. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.
Policy and contract reserve sufficiency analysis
Under the laws and regulations of their jurisdictions of domicile, our U.S. life insurance subsidiaries are required to conduct annual analyses of the sufficiency of their life insurance and annuity statutory reserves. In addition, other jurisdictions in which these subsidiaries are licensed may have certain reserve requirements that differ from those of their domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the affected insurer must set up additional reserves by moving funds from surplus. Our U.S. life insurance subsidiaries submit these opinions annually to applicable insurance regulatory authorities in support of and as part of their required annual statements.

Surplus and capital requirements
Insurers must satisfy capital and surplus requirements to be licensed. Insurance regulators have the discretionary authority, in connection with the regulation of our U.S. insurance subsidiaries, to limit or prohibit the ability of an insurer to issue new policies if, in the regulators’ judgment, the insurer is not maintaining a minimum amount of surplus or is in hazardous financial condition as defined in the insurance laws. Insurance regulators may also limit the ability of an insurer to issue new life insurance policies and annuity contracts above an amount based upon the face amount and premiums of policies of a similar type issued in the prior year. We do not believe that the current or anticipated levels of statutory surplus of our U.S. insurance subsidiaries present a material risk such that any such regulator would limit the amount of new policies that our U.S. insurance subsidiaries may issue.
Statutory accounting principles
Statutory accounting principles, or SAP, is a basis of accounting developed by U.S. insurance regulators to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with assuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and adopted by regulators in the various U.S. jurisdictions. These accounting principles and related regulations determine, among other things, the amounts our insurance subsidiaries may pay to us as dividends.
U.S. GAAP is designed to measure a business on a going-concern basis. It gives consideration to matching of revenue and expenses and, as a result, certain expenses are capitalized when incurred and then amortized over the life of the associated policies. The valuation of assets and liabilities under U.S. GAAP is based in part upon best estimate assumptions made by the insurer. Stockholders’ equity represents both amounts currently available and amounts expected to emerge over the life of the business. As a result, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP may be, and in fact usually are, different from those reflected in financial statements prepared under SAP.
Insurance Regulatory Information System
The NAIC Insurance Regulatory Information System (IRIS) was developed to help state regulators identify companies that may require special attention. The IRIS system consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has an established “usual range” of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.
A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In the past, variances in certain ratios of our insurance subsidiaries have resulted in inquiries from insurance departments, to which we have responded. These inquiries have not led to any restrictions affecting our operations.
Risk-Based Capital (RBC) Requirements
In order to enhance the regulation of insurer solvency, the NAIC has adopted formulas and model laws to implement RBC requirements for life and health insurers, for property and casualty insurers, and, most recently, for health organizations. These formulas and model laws are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations.
Under laws adopted by individual states, insurers having less total adjusted capital (generally, as defined by the NAIC), than that required by the relevant RBC formula will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC laws provide for four levels of regulatory action. The extent of regulatory intervention and action increases as the ratio of total adjusted capital to RBC falls. The first level, the company action level, requires an insurer to submit a plan of corrective actions to the regulator if total adjusted capital falls below 200% of the RBC amount (or below 250%, when the insurer has a “negative trend” as defined under the RBC laws). The second level, the regulatory action level, requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if total adjusted capital falls below 150% of the RBC amount. The third level, the authorized control level, authorizes the relevant insurance commissioner to take whatever regulatory actions considered necessary to protect the best interests of the policyholders and creditors of the insurer, which may include the actions necessary to cause the insurer to be placed under regulatory control, i.e., rehabilitation or liquidation, if total adjusted capital falls below 100% of the RBC amount. The fourth action level is the mandatory control level, which requires the relevant insurance commissioner to place the insurer under regulatory control if total adjusted capital falls below 70% of the RBC amount.
The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. At December 31, 2005, all of our insurance subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed RBC action level.
Regulation of investments
Each of our U.S. insurance subsidiaries is subject to laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade fixed maturities, equity real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-complying investments. We believe the investments made by our U.S. insurance subsidiaries comply with these laws and regulations.

Federal initiatives
Although the federal government generally does not directly regulate the insurance business, federal initiatives often and increasingly have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including limitations on antitrust immunity, tax incentives for lifetime annuity payouts, simplification bills affecting tax-advantaged or tax-exempt savings and retirement vehicles, and proposals to modify or make permanent the estate tax repeal enacted in 2001. In addition, various forms of direct federal regulation of insurance have been proposed in recent years. These proposals have included “The Federal Insurance Consumer Protection Act of 2003” and “The State Modernization and Regulatory Transparency Act.” The Federal Insurance Consumer Protection Act of 2003 would have established comprehensive and exclusive federal regulation over all “interstate insurers,” including all life insurers selling in more than one state. This proposed legislation was not enacted. The State Modernization and Regulatory Transparency Act would maintain state-based regulation of insurance but would change the way that states regulate certain aspects of the business of insurance including rates, agent and company licensing, and market conduct examinations. This proposed legislation remains pending. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if adopted, such laws may have on our business, financial condition or results of operation.
Changes in tax laws
Changes in tax laws could make some of our products less attractive to consumers. For example, the gradual repeal of the federal estate tax, begun in 2001, is continuing to be phased in through 2010. The repeal and continuing uncertainty created by the repeal of the federal estate tax has resulted in reduced sales, and could continue to adversely affect sales and surrenders, of some of our insurance policies. In May 2003, President Bush signed into law the Jobs and Growth Tax Relief Reconciliation Act of 2003, which lowered the federal income tax rate on capital gains and certain ordinary dividends. This reduction may provide an incentive for certain of our customers and potential customers to shift assets into mutual funds and away from our products, including annuities that are designed to defer taxes payable on investment returns.
Other Laws and Regulations
USA Patriot Act
The USA Patriot Act of 2001, or the Patriot Act, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker/dealers and other financial services companies including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain similar provisions. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, require the implementation and maintenance of internal practices, procedures and controls. In March 2006, the Patriot Act was reenacted with several revisions. We are in the process of reviewing the new provisions and expect to comply with them.

The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001
The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”), a part of the Patriot Act, authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks and other financial institutions to enhance record keeping and reporting requirements for certain financial transactions that are of primary money laundering concern. Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the Untied States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.
The Treasury Department’s regulations implementing IMLAFATA mandate that federally-insured banks and other financial institutions establish customer identification programs designed to verify the identity of persons opening new accounts, maintain the records used for verification, and determine whether the person appears on any list of known or suspected terrorists or terrorist organizations.
The Bank Secrecy Act of 1970
Congress enacted the Bank Secrecy Act of 1970 (the “BSA”) to require financial institutions to maintain certain records and to report certain transactions to prevent such institutions from being used to hide money derived from criminal activity and tax evasion. Although the federal regulations for the BSA do not specifically refer to insurance companies, the definition of financial institution is broad enough to include insurance companies. The BSA establishes, among other things, (a) record keeping requirements to assist government enforcement agencies in tracing financial transactions and flow of funds; (b) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies in detecting patterns of criminal activity; (c) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the BSA and its implementing regulations; and (d) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts.
The Money Laundering Control Act of 1986
The Money Laundering Control Act imposes sanctions, including revocation of federal deposit insurance, for institutions convicted of money laundering. Specifically, the Money Laundering Control Act of 1986 criminalized the act of laundering money, prohibited structuring transactions to avoid Currency Transaction Report filings, and introduced criminal and civil forfeiture for BSA violations.
Privacy of consumer information
U.S. federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and confidentiality of consumer financial information and to notify consumers about their policies and practices relating to their collection and disclosure of consumer information and their policies relating to protecting the security and confidentiality of that information. Similarly, federal and state laws and regulations also govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services regulate the disclosure and use of protected health information by health insurers and others, the physical and procedural safeguards employed to protect the security of that information and the electronic transmission of such information. Congress and state legislatures are expected to consider additional legislation relating to privacy and other aspects of consumer information.
The Terrorism Risk Insurance Act
On November 26, 2002, the Terrorism Risk Insurance Act was enacted to ensure the availability of insurance coverage for terrorist acts in the U.S.. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the U.S. or to U.S. flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 90% of insured losses resulting from covered acts of terrorism, subject to a premium-based deductible. Any existing policy exclusions for such coverage were immediately nullified by the law, although such exclusions may be reinstated if either the insured consents to reinstatement or fails to pay any applicable increase in premium resulting from the additional coverage within 30 days of being notified of such an increase. It should be noted that an “act of terrorism” as defined by the law excludes purely domestic terrorism. For an act of terrorism to have occurred, the U.S. Secretary of the Treasury must make several findings, including that the act was committed on behalf of a foreign person or foreign interest. The law expires automatically at the end of 2005.
The Terrorism Risk Insurance Act required the U.S. Secretary of the Treasury to conduct an expedited study as to whether or not group life insurance should be covered under the law. Based on the study, the Secretary concluded that inclusion of group life insurance was not appropriate.
Given that our property and casualty insurance products primarily cover personal residences and personal property, we do not believe our property and casualty exposure to terrorist acts to be significant.
Gramm-Leach-Bliley Act
On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 became law, implementing fundamental changes in the regulation of the financial services industry in the U.S.. The act permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company. Under the Act, national banks retain their existing ability to sell insurance products in some circumstances. In addition, bank holding companies that qualify and elect to be treated as “financial holding companies” may engage in activities, and acquire companies engaged in activities, that are “financial” in nature or “incidental” or “complementary” to such financial activities, including acting as principal, agent or broker in selling life, property and casualty and other forms of insurance, including annuities. A financial holding company can own any kind of insurance company or insurance broker or agent, but its bank subsidiary cannot own the insurance company. Under state law, the financial holding company would need to apply to the insurance commissioner in the insurer’s state of domicile for prior approval of the acquisition of the insurer, and the act provides that the commissioner, in considering the application, may not discriminate against the financial holding company because it is affiliated with a bank. Under the Act, no state may prevent or interfere with affiliations between banks and insurers, insurance agents or brokers, or the licensing of a bank or affiliate as an insurer or agent or broker. Privacy provisions of the Act became fully effective in 2001. These provisions established consumer protections regarding the security and confidentiality of nonpublic personal information and require us to make full disclosure of our privacy policies to our customers.
Environmental considerations
As an owner and operator of real property, we are subject to extensive U.S. federal and state and non-U.S. environmental laws and regulations. Potential environmental liabilities and costs in connection with any required remediation of such properties also is an inherent risk in property ownership and operation. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based upon information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on our business, financial condition or results of operations.
Legislative Developments
There is legislation pending in the U.S. Congress and in various states designed to provide additional privacy protections to consumer customers of financial institutions. These statutes, including the Fair Credit Reporting Act, and similar legislation and regulations in the U.S. or other jurisdictions could affect our ability to market our products or otherwise limit the nature or scope of our insurance operations.
The NAIC and individual states have been studying small face amount life insurance for the past two years. Some initiatives that have been raised at the NAIC include further disclosure for small face amount policies and restrictions on premium to benefit ratios. The NAIC is also studying other issues such as “suitability” of insurance products for certain customers. This may have an effect on our home service pre-funded funeral insurance business. Suitability requirements such as a customer assets and needs worksheet could extend and complicate the sale of pre-funded funeral insurance products.
We are unable to evaluate new legislation that may be proposed and when or whether any such legislation will be enacted and implemented. However, many of the proposals, if adopted, could have a material adverse effect on our financial condition, cash flows or results of operations, while others, if adopted, could potentially benefit our business.
Item 1A. Risk Factors
Set forth below are risks with respect to our Company. Readers should review these risks, together with the other information contained in this report. The risks and uncertainties we have described in this report are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem not material, may also adversely affect our business. Any of the risks discussed in this report or that are presently unknown or not material, if they were to actually occur, could result in a significant adverse impact on our business, operating results, prospects or financial condition.

From Item 1A. Risk Factors
We are a defendant in a class action lawsuit and other lawsuits, which may adversely affect our financial condition and detract from our management’s time
We are a defendant in a class action lawsuit filed in Texas, styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in the Supreme Court of Texas, in which a class has been certified by the Texas District Court, Austin, Texas, and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, and oral arguments occurred on October 21, 2004. We have not yet received a decision from the Texas Supreme Court.
The suit names as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 to our international life insurance subsidiary, CICA, and assigned policy dividends to two non-U.S. trusts for the purchase of our Class A common stock. The beneficiaries of the trusts are approximately 80,000 non-U.S. policyholders of CICA, who have assigned their life insurance policy dividends to the two trusts administered by Gala Management Services, Inc., a Panamanian trust services company. As of February 26, 2006, this trustee held of record approximately 35.4% of our Class A common stock on behalf of the CICA policyholders who were beneficiaries of the trusts. The purchases of our Class A common stock by this trustee to the trusts on behalf of policyholders, all of which have been made in the open market, were approximately $15.3 million in 2005, $13.4 million in 2004, and $11.1 million in 2003. The elections to assign insurance policy dividends to the trusts were made by the policyholders in consultation with independent marketing consultants of CICA. The suit alleges that the life insurance policies which we made available to these non-U.S. residents, when combined with a policy feature which allows policy dividends to be assigned to the two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The remedy sought is rescission and return of the insurance premiums. However, the elections by the policyholders to contribute their policy dividends and other amounts to the trusts were made outside of the U.S. We believe, among other things, that U.S. law, including Texas law, does not apply to the operations of the trusts, and therefore, no securities registration provisions apply, nor do U.S. laws relating to broker-dealer registration apply. We believe the securities claims based on Texas securities laws are not valid, that no broker-dealer registration is required of us or our marketing consultants, and the class as defined is not appropriate for class certification because it does not meet the legal requirements for class action treatment under Texas law.
We intend to continue to defend vigorously against class certification, as well as against the other claims in the case. We are unable to determine the potential financial magnitude of the claims if the class certification were to become final and the plaintiff was able to prevail on the substantive claims, although we would expect a significant adverse financial impact from an adverse final class action judgment.
We are also a party to various legal proceedings incidental to our business. We have been named as a defendant in various legal actions seeking payments for claims denied by us and other damages. In the opinion of our management, the ultimate liability, if any, resulting from any contingent liabilities that might arise from such litigation, is not material in relation to our financial position or results of operations. Reserves for claims payable are based on the expected claim amounts to be paid after a case-by-case review of the facts and circumstances relating to each claim. A contingency exists with regard to these reserves until the claims are adjudicated and paid.
Litigation, such as the matters described above, also can require significant amounts of time of our management which would otherwise be devoted to our business.

Our business is subject to risks related to litigation and regulatory actions.
In addition to the Daccach case and other legal proceedings as described above, we may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:
•	other possible disputes relating to the overseas trusts that, as described above, purchase and hold our Class A common stock on behalf of CICA policyholders. For example, if the plaintiffs were able to prevail on their claims that Texas securities laws apply to the assignment of policy dividends, as asserted in the Daccach case, or that U.S. or Texas securities laws otherwise apply, we could face the possibility of other securities law claims within the United States. We also could face claims in foreign countries relating to noncompliance with their securities laws in connection with policyholders who participate in a non-U.S. trust and who beneficially own our Class A common stock. We cannot, for example, ensure that our foreign sales associates are in compliance with foreign securities and insurance laws, because we do not have oversight over such persons. We have not obtained any opinion of counsel as to the applicability of foreign securities laws to the above actions. Also, the estimation of any liabilities from any possible claims would be difficult to determine;

•	disputes over insurance coverage or claims adjudication;

•	disputes regarding sales practices, disclosures or absence of disclosures in connection with the offer and sale of our insurance policies and the option available to policyholders to assign dividends to a non-U.S. trust for the purpose of accumulating our Class A common stock, premium refunds, licensing and regulatory compliance with insurance and securities laws in the United States and in foreign countries;

•	disputes with our consultants or employee agents over compensation and termination of contracts and related claims;

•	disputes regarding our tax liabilities; and

•	disputes relating to businesses acquired by us.
In the absence of countervailing considerations, we would expect to defend any such claims, and we could incur significant defense costs, including not only attorneys’ fees and other direct litigation costs, but also the expenditure of substantial amounts of management time that otherwise would be devoted to our business. We could be faced with contingent liabilities with respect to possible claims for violations of foreign and domestic securities and insurance laws, the extent of which would be difficult to determine.
In addition, plaintiffs continue to bring new types of legal claims against insurance and related companies. Current and future court decisions and legislative activity may increase our exposure to these types of claims. Multiparty or class action claims may result in additional exposure to substantial economic, noneconomic or punitive damage awards, including the litigation to which we are currently a party. The loss of even one of these actions, if it resulted in a significant damage award or a judicial ruling that was otherwise substantially detrimental, could have a material adverse effect on our results of operations and financial condition. The risk of incurring a large liability in the event of an unsuccessful defense may make it more difficult to settle claims on reasonable terms. We cannot determine with any certainty what theories of recovery may evolve or what the impact of litigation or regulatory changes may be on our businesses.

A substantial amount of our revenue comes from foreign nationals. This involves risks associated with business in other countries, such as might result from political or economic instability or the application of laws or regulations to our business.
A substantial part of our insurance policy sales are from foreign countries, primarily in Latin America. There is a risk of losing a significant portion of these sales should adverse events occur in the countries from which we receive insurance policy applications. Approximately 55.2% of our consolidated revenues in 2005 were from our International Life segment. If economic or political crises were to occur in any of the countries where our foreign policyowners reside, our revenues would likely decline. For example, Argentina underwent a severe financial economic recession in the early 2000’s. As a result, our lapse rates relating to insureds residing there increased significantly and our new insurance business generated there declined dramatically. Also, foreign expropriation laws could adversely affect our revenues by imposing restrictions on fund transfers outside of a country where our insureds reside. In addition, a country could decide that we are subject to their insurance, securities and other regulation, or that we are required to maintain assets in that country as a part of our operations. Such actions would require us to reevaluate our existing products, including the cessation of accepting new applications from residents of that country. Our revenues from nationals of that country would likely be reduced significantly. While our management has over 30 years of experience in writing life insurance policies for residents of foreign countries without any significant regulatory action or any significant adverse expropriation controls relating to our insureds, there can be no assurance that such situations will not occur and that our revenues will not be affected adversely. We have not obtained any opinion of counsel addressing whether we may be required to qualify to do business or become licensed as an insurance company in, or the applicability of any securities laws of, any foreign country to our operations or to that of foreign trusts who hold our Class A common stock for our policyholders, nor have we sought or obtained any order of any foreign regulatory body relating to these issues.
We may not be able to continue our past strategy of acquiring other U.S. life insurance companies, and we may not realize improvements to our financial results due to past and future acquisitions.
Over the past years, we have acquired several U.S. life insurance companies. Our objective in this strategy has been to increase our assets, revenues and capital, improve our competitive position and increase our earnings, in part by allowing us to realize certain operating efficiencies associated with economies of scale. Prior to 2004, increases in earnings were not significant from the completed acquisitions compared to increases in existing business.

On an ongoing basis we evaluate possible acquisition transactions and, at any given time, we may be engaged in discussions with respect to possible acquisitions. While our business model is not dependent primarily upon acquisitions, the time frame for achieving or further improving our market positions can be significantly shortened through acquisitions. There can be no assurance that suitable acquisitions which present opportunities for continued growth and operating efficiencies will continue to be available to us, or that we will realize the anticipated financial results from acquisitions. Our failure to address adequately these acquisition risks may materially adversely affect our results of operations and financial condition.
We may be unable to integrate our acquisitions on an economic basis, and the process of integrating companies we acquire could have a material adverse effect on our results of operations and financial condition. Implementation of an acquisition strategy could entail a number of risks, including among other things:
•	inaccurate assessment of undisclosed liabilities;

•	difficulties in realizing projected efficiencies, synergies and cost savings;

•	failure to achieve anticipated revenues, earnings or cash flow;

•	an increase in indebtedness and a limitation in our ability to access additional capital when needed; and

•	adverse changes in the economies of geographic regions in which the businesses of our acquisitions are concentrated, due to natural disasters, changing population demographics, governmental actions and other causes.
For example, virtually all of the premium income of Security Plan, from which we obtained premium revenues of approximately $37.7 million in 2005, is generated in Louisiana. Premium income for Security Plan for the fourth quarter of 2005, following the two hurricanes that hit Louisiana in 2005, totaled $9,220,000 compared to $9,587,000 in the fourth quarter of 2004. As with other geographic areas in the United States in which the business operations of our acquisitions are located, Louisiana could again experience natural disasters, such as hurricanes and flooding. A large-scale natural disaster such as this would be expected to have an adverse effect on the economy of that area, which in turn could result in a material adverse effect on our premium income from Security Plan.
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
We maintain reserves to cover our estimated exposure for claims relating to our issued insurance policies. Reserves, whether calculated under Accounting Principles Generally Accepted in the United States (“U.S. GAAP”) or statutory accounting principles (“SAP”), do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections, of what we expect claims will be based on mortality assumptions which are determined by various regulatory entities. Many reserve assumptions are not directly quantifiable, particularly on a prospective basis. In addition, when we acquire other domestic life insurance companies, our assessment of the adequacy of acquired policy liabilities is subject to our estimates and assumptions. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in our statements of operations of the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves and have a material adverse effect on our results of operations and financial condition. During the three years ended December 31, 2005, we did not experience substantial deviations in actual claims losses from reserve estimates previously established. However, future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made.
Our investment portfolio is subject to several risks that may diminish the value of our invested assets and negatively affect profitability.

Our investment portfolio may suffer reduced returns or losses that could reduce our profitability.
Investment returns are an important part of our overall profitability and significant fluctuations in the fixed income market could impair our profitability, financial condition and cash flows. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. If we do not structure our investment portfolio so that it is appropriately matched with our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. For the year ended December 31, 2005, our net investment income was $23.6 million and our net realized gains on investments were $419,000, which collectively accounted for approximately 16.6% of our total revenues during the year. For the year ended December 31, 2004, our net investment income was $17.0 million and our net realized gains on investments were $389,000, which collectively accounted for approximately 16.9% of our total revenues during such period.
The performance of our investment portfolio is subject to fluctuations due to changes in interest rates and market conditions.
Changes in interest rates can negatively affect the performance of most of our investments. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the market value of, fixed maturity investments, which comprised $457.6 million, or 94.4%, of the carrying value of our total investments as of December 31, 2005.
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
In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. A significant portion of our investment portfolio is subject to prepayment risks. These investments were 10.6% and 12.2% of our investment portfolio assets at December 31, 2005 and 2004, respectively.
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
We are subject to credit risk in our investment portfolio, primarily from our investments in corporate bonds, including bonds of U.S. government-sponsored entities. If third parties that owe amounts to us for bonds or other obligations were to default in the payment or performance of their obligations, this could reduce our investment income and realized investment gains or result in investment losses. Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. As of December 31, 2005, we held $264.8 million in bonds of U.S. government-sponsored enterprises. A significant increase in defaults and impairments on our fixed maturity securities portfolio could materially adversely affect our results of operations and financial condition.
We may be required to accelerate the amortization of deferred acquisition costs and the cost of customer relationships acquired, which would increase our expenses and reduce profitability.
Deferred acquisition costs, or DAC, represent costs that vary with and are primarily related to the sale and issuance of our insurance policies that are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Under U.S. GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the anticipated recognition of premiums. In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies. This intangible asset, called the cost of customer relationships acquired, or CCR, represents the actuarially estimated present value of future cash flows from the acquired policies. We amortize the value of this intangible asset in a manner similar to the amortization of DAC. Our amortization of DAC and CCR generally depends upon anticipated profits from investments, surrender and other policy charges, mortality, morbidity and maintenance expense margins. Unfavorable experience with regard to expected expenses, investment returns, mortality, morbidity, withdrawals or lapses may cause us to increase the amortization of DAC or CCR, or both, or to record a charge to increase benefit reserves.
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
At December 31, 2005, we had approximately $70.4 million of such deferred policy acquisition costs. These costs are amortized primarily over the estimated premium paying period of the related policies in proportion to the ratio of the annual premium recognized to the total premium revenue anticipated, using the same assumptions as were used in computing liabilities for future policy benefits. Excess policy lapses, however, would cause the immediate expensing or amortizing of deferred policy acquisition costs, which would adversely affect our profitability.
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
We rely on the active participation of our Chairman of the Board, Harold E. Riley (age 77), our Vice Chairman of the Board, Rick D. Riley (age 52), and our President and Chief Executive Officer, Mark A. Oliver (age 47), in connection with the development and execution of operating and marketing plans and strategy for expanding our business. We anticipate that their expertise will continue to be of substantial value in connection with our operations. The loss of the services of one of these individuals would likely have a significant adverse effect on us in these respects. We do not have an employment agreement with any of these persons nor do we carry a key-man insurance policy on any of their lives. In addition, our only credit agreement with a bank provides that an event of default will occur in the event any of Messrs. Harold E. Riley, Rick D. Riley or Mark A. Oliver is not employed by us.
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
Many domestic life insurance companies have greater financial resources, longer business histories, and more diversified lines of insurance coverage than we do. These companies also generally have larger sales forces. Although we may be at a competitive disadvantage to these entities, we seek to provide products that are competitive in the marketplace.
Competition in our insurance businesses is based on many factors, including quality of service, product features, price, scope of distribution, scale, financial strength ratings and name recognition. We also compete for marketing consultants and agents to sell our insurance products. Some of our competitors may offer a broader array of products than we do with which they compete in particular markets, may have a greater diversity of distribution resources, may have better brand recognition, may from time to time have more competitive pricing, may have lower cost structures or may have higher financial strength or claims paying ratings. Moreover, some of our competitors may have a lower target for returns on capital allocated to their business than we do, which may lead them to price their products lower than we do. In addition, from time to time, companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants. We may lose business to competitors offering competitive products at lower prices, or for other reasons, which could materially adversely affect our results of operations and financial condition.
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
Companies foreign to the countries in which policies are sold but that issue local currency policies. Another group of our competitors consists of companies which are foreign to the countries in which the policies are sold but use the local currencies of those countries. Local currency policies provide the benefit of assets located in the country of foreign residents but entail risks of uncertainty due to local currency fluctuations as well as the perceived instability and weakness of local currencies. We have observed that local currency policies, whether issued by foreign or locally operated companies, tend to focus on universal life insurance and annuities instead of whole life insurance as we do.
Foreign operated companies with U.S. dollar policies. We also face direct competition from companies that operate in the same manner as we do. We compete using our history of performance and our products.
Competitors in our international markets include National Western Life Insurance Company, Best Meridian Insurance Company and to a lesser extent, Pan American Life Insurance Company and American International Group, Inc. There can be no assurances that competition from the above companies will not adversely affect our business.
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
We and our U.S. life insurance subsidiaries are subject to extensive regulation and supervision in the U.S. jurisdictions in which we and they do business. This regulation is generally designed to protect the interests of policyholders, as opposed to stockholders and other investors. To that end, the laws of the various states establish insurance departments with broad powers with respect to such things as:
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
The capacity for an insurance company’s growth in premiums is partially a function of its statutory regulatory surplus. Maintaining appropriate levels of statutory surplus, as measured by statutory accounting practices and procedures, is considered important by insurance regulatory authorities. Failure to maintain required levels of statutory surplus could result in increased regulatory scrutiny and enforcement action by regulatory authorities.
If we are unable to maintain all required licenses and approvals, or if our U.S. domestic insurance business is determined not to fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, our business could be harmed. Also, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals, and could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us. Any of these actions could materially adversely affect our results of operations and financial condition.
We are unable to quantify the effect of foreign regulation of our insurance business if regulation were to be imposed on us, but we believe we could expend substantial amounts of time and incur substantial expense in complying with any foreign regulation, and we may decide to withdraw from the particular market where the regulation was imposed.
We do not have any assets or employees in foreign countries. In connection with business from foreign countries, we only accept applications at our executive office in Austin,

Texas. In addition, we require premium payments to be in U.S. dollars, which may include checks drawn on U.S. banks. As a result, we have not been subject to regulation in the foreign countries from which we receive applications for insurance. Although we provide insurance to foreign nationals, independent associates and marketing consulting firms, rather than our employees, submit the applications. In addition, we do not at present ensure that our independent sales associates certify as to compliance with foreign securities laws in connection with the ability of foreign nationals to assign policy dividends to a non-U.S. trust for the purpose of accumulating our Class A common stock. We are unable to predict whether foreign regulation will be asserted or implemented in the future. If this was to happen, and we were to agree to submit to such regulation, we would expect to devote significant amounts of time and incur substantial ongoing expenses in complying with any foreign regulation imposed on us. We have not sought or obtained any opinion of counsel addressing whether we may be required to qualify to do business or become licensed as an insurer in any foreign country, or whether the above trust arrangements are subject to foreign securities laws, nor have we sought or obtained any order or declaration of any foreign regulatory authority or court relating to these issues.
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
We reinsure certain risks underwritten by our various operating segments, including life and casualty. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. The high cost of reinsurance or lack of affordable coverage could adversely affect our operating results.
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
For the majority of our business we retain only the first $100,000 of risk on any one life and cede the remaining risk to our reinsurers, with the remainder of our policies having lower levels of retained risk. In 2005, we reinsured $222 million of face amount of our life insurance policies, and in 2004 we reinsured $265 million of face amount of our life insurance policies. Amounts reinsured in 2005 and 2004 represented approximately 5.2% and 6.6%, respectively, of the face amount of life insurance in effect in those years. Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance. If the cost of reinsurance were to increase with respect to policies for which we have guaranteed the rates, we could be adversely affected.
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
We must maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. Our failure to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our results of operations and financial condition. If we do not maintain adequate systems we could experience adverse consequences, including:
•	inadequate information on which to base pricing, underwriting and reserve decisions.

•	the loss of existing customers;

•	difficulty in attracting new customers;

•	customer and marketer disputes;

•	regulatory problems, such as failure to meet prompt payment obligations;

•	litigation exposure; or

•	increases in administrative expenses.
In addition, our management information, internal control and financial reporting systems may need further enhancements and development to satisfy the financial and other reporting requirements of being a public company. There is a risk that we may not be able to adequately upgrade and improve our information systems on an ongoing basis, which could have an adverse effect on our business.
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
Our insurance subsidiaries are subject to privacy regulations and to confidentiality obligations. We also have legal obligations to protect certain confidential information we obtain from our existing vendors. These obligations generally include protecting confidential information in the same manner and to the same extent as we protect our own confidential information. The actions we take to protect confidential information include among other things:
•	monitoring our record retention plans and any changes in state or federal privacy and compliance requirements.

•	drafting appropriate contractual provisions into any contract that raises proprietary and confidentiality issues;

•	maintaining secure storage facilities for tangible records; and

•	limiting access to electronic information in order to safeguard certain current information.
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
Class A common stockholders will always be minority holders who will not control us, will have a limited ability to influence our business policies and corporate actions, and will not by themselves be able to elect any directors.
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
The following provisions in our articles of incorporation and bylaws have anti-takeover effects that may delay, defer or prevent a takeover attempt. In particular, our articles of incorporation and bylaws:
•	provide that our Class B common stock elects a simple majority of our board of directors; all of such stock is beneficially owned by Harold E. Riley; and

•	permit our board of directors to issue one or more series of preferred stock.
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
There were 43,300,934 shares of our Class A common stock outstanding as of December 31, 2005.
The outstanding shares of our Series A-1 Convertible Preferred Stock were convertible, as February 26, 2006, into 1,974,723 shares of Class A common stock at a conversion price of $6.33 per share. Although we have no present plans to do so, if we were to increase the Series A-1 Preferred Stock issue size from its existing $12.5 million up to a maximum of $25 million, then an additional 1,974,723 shares of our Class A common stock may be issuable upon conversion of those preferred shares.
The unit warrants, which were also issued on July 12, 2004, entitled the investors to purchase from the Company up to $5 million of Series A-2 Convertible Preferred Stock. Three of the four investors exercised their unit warrants, for an exercise price of approximately $3.75 million, before the unit warrants expired in October 2005. The three issuances of Series A-2 Preferred Stock are convertible into Class A common stock at conversion prices equal to 110% of the average market closing prices of the Class A common stock for the 30 trading days before the respective dates of issuance of the Series A-2 Preferred Stock to the three investors.
The conversion, exercise and redemption prices set forth in this and the two following risk factors, along with the numbers of shares and warrants, except as otherwise provided in the amendment to our articles of incorporation establishing the Series A Preferred Stock, have been adjusted for the respective stock dividends paid December 31, 2004 and December 30, 2005. For further discussion concerning the Series A Preferred Stock, see Notes 1(i) and 8 to the audited financial statement included in this annual report.
The three investors exercised their unit warrants in July, September and October 2005. Upon exercise, these three investors each acquired 1,338 shares of Series A-2 Preferred Stock, together totaling 4,014 shares. The Series A-2 Preferred Stock is convertible into Class A common stock at prices ranging from $6.11 to $7.26 per common share. In addition, in connection with their unit warrant exercises, the three investors received additional warrants to purchase a total of 151,349 shares of Class A common stock at exercise prices ranging from $6.72 to $7.99 per share.
In connection with the issuance of Series A-1 Preferred Stock and associated warrants in July 2004, the finders with respect to these transactions received, as part of the finders’ compensation, warrants to purchase 98,977 shares of Series A common stock at an exercise price of $6.95 per share. In connection with the issuances of Series A-2 Preferred Stock and associated warrants in 2005, the finders received, as part of the finders’

compensation, warrants to purchase 27,621 shares of Class A common stock at exercise prices ranging from $6.72 to $7.99.
Holders of the Series A Preferred Stock receive a 4% annual dividend that is payable by issuing Class A common stock. Furthermore, we could be obligated to issue a significant number of shares of Class A common stock if the Series A Preferred Stock and warrants noted above are exercised and converted.
In addition, members of our management and other affiliates owned approximately 6,309,503 shares of our Class A common stock, representing approximately 14.6% of our outstanding Class A common stock as of December 31, 2005. Sale of a substantial number of the shares described above would likely have a significant negative affect on the market price of our Class A common stock.
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
Provisions of our Series A Preferred Stock may prevent or make it more difficult for us to raise funds or take certain other actions.
In July 2004, we completed the private placement to four institutional investors of (i) an aggregate of 25,000 shares of our Series A-1 Senior Convertible Preferred Stock, (ii) seven-year warrants to purchase up to an aggregate of 543,790 shares of our Class A common stock at an exercise price of $6.95 per share. In addition, Series A-2 Preferred stock and additional warrants were issued upon the exercise, by three of the four institutional investors, of their unit warrants as discussed in the immediately foregoing risk factor. Provisions of the currently outstanding Series A Preferred Stock may require us to obtain the approval of the holders of such shares, or otherwise trigger rights of first refusal or payment provisions, to (i) incur debt or allow liens on our property, other than certain permitted debt and liens, (ii) issue or sell additional shares of our Class A common stock, (iii) amend our articles of incorporation so as to affect adversely any rights of the preferred shareholders, (iv) authorize or create a new class of stock that will be senior or equal to the Series A Preferred Stock in terms of dividends, redemption or distribution of assets, or (v) take certain other actions. For example, we cannot incur debts of greater than $3 million without approval of the holders of the Series A Preferred Stock. These provisions may make it more difficult for us to take certain corporate actions and could delay, discourage or prevent future financings.
Holders of our Series A Preferred Stock have the right to require us to redeem their Series A Preferred Stock at any time, and we will be required to redeem any shares of Series A Preferred Stock that remain outstanding on the fifth anniversary of their issuance.
The provisions of the Series A Preferred Stock require that if (i) at any time after the original issue date of the stock, the closing price of our Class A common stock for any 42 days is less than $5.50, or (ii) we issue Class A common stock or common stock equivalents for less than $6.11 per share, then the holders of the Series A Preferred Stock may require us to redeem their shares of Series A Preferred Stock at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The preferred holders’ right to require a redemption have been triggered under clause (i) above. Thus, they can require us to redeem their preferred stock at any time. In addition, we will be required to redeem any shares of the Series A Preferred Stock that remain outstanding on the fifth anniversary after their issuance at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of such payment.
We can elect to pay the redemption price in shares of our Class A common stock if:
•	the average closing price of our Class A common stock is $3.50 per share or above;

•	we have sufficient number of shares of Class A common stock available for issuance;

•	our Class A common stock is listed on NYSE or other eligible market;

•	the shares of Class A common stock to be issued are registered under an effective registration statement;

•	the shares to be issued can be issued without violating the rules of the NYSE or any applicable trading market or a provision of our agreement with the holders;

•	we have not filed for protection under applicable bankruptcy laws; and

•	certain other enumerated conditions.
We would likely pay the redemption price of any Series A Preferred Stock in shares of our Class A common stock, assuming we met the foregoing criteria. The number of shares of Class A common stock which we would be required to issue to redeem the preferred stock would be determined by dividing the sum of the stated value of $500 per preferred share, plus accrued dividends at 4% per annum (paid quarterly), by the lesser of $6.11 or 95% of the volume weighted average price per share of the common stock for 15 days before the redemption date. The number of additional shares of common stock which we may be required to issue to redeem these shares of Series A Preferred Stock could have a significant dilutive effect on the book value of the shares of Class A common stock held by existing stockholders.
There can be no assurance that the holders of the Class A Preferred Stock will not elect to require us to redeem their shares. In addition, there are provisions of the Series A Preferred Stock, that could, under certain circumstances, including failure to meet the requirements enumerated above, require us to pay part or all of the redemption price in cash rather than common stock. If we are required or elect to redeem shares of the Series A Preferred Stock using cash, we may have to curtail our expansion and acquisition plans. In that event we would likely try to raise additional capital by issuing new stock, but there can be no assurance that capital will be available on acceptable terms or at all.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own our principal office in Austin, Texas, consisting of an 80,000 square foot office building and approximately one acre of land nearby that contains housing storage facilities. Approximately 50,000 square feet is occupied or reserved for our operations with the remainder of the building being leased to a single tenant under a lease expiring in late 2006.
We also own a 6,324 square foot funeral home in Baker, Louisiana acquired at a total cost of $527,000. This facility, acquired in a 1995 acquisition, is owned and operated by FHA. In addition, we own other properties in Texas and Louisiana that are incidental to our operations.
Item 3. Legal Proceedings
Cause Number 03-0505; Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in the Supreme Court of Texas.
This lawsuit has been certified by the Texas District Court, Austin, Texas, and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, with oral arguments occurring on October 21, 2004. We have not yet received a decision from the Texas Supreme Court.
The suit names as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to two non-U.S. trusts for the purchase of our Class A common stock. It alleges that the life insurance policies which we made available to these non-U.S. residents, when combined with a policy feature which allows policy dividends to be assigned to non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of Texas securities laws. The remedy sought is rescission and return of the insurance premiums.
We believe, among other things, that U.S. law, including Texas law, does not apply to the operations of the trusts, and therefore, no securities registration provisions apply, nor do U.S. laws relating to broker-dealer registration apply. Further, it is our position that the securities claims, based on Texas securities laws, are not valid, that no broker-dealer registration is required of us or our marketing consultants, and the class as defined is not appropriate for class certification because it does not meet the legal requirements for class action treatment under Texas law.
We intend to continue to defend vigorously against class certification, as well as against the other claims in the case. We are unable to determine the potential financial magnitude of the claims if the class certification were to become final and the plaintiff was able to prevail on the substantive claims, although we would expect a significant adverse financial impact from an adverse final class action judgment. Additional information concerning this lawsuit is set forth in “Risk Factors” above.
We are also a party to various legal proceedings incidental to our business. We have been named as a defendant in various legal actions seeking payments for claims denied by us and other monetary damages. In the opinion of management, the ultimate liability, if any, resulting from any contingent liabilities that might arise from such litigation, is not material in relation to our financial position or results of operations. Reserves for claims payable are based on the expected claim amounts to be paid after a case-by-case review of the facts and circumstances relating to each claim. A contingency exists with regard to these reserves until the claims are adjudicated and paid.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Securities
Our Class A common stock is traded on the New York Stock Exchange (NYSE) under the symbol CIA. The quarterly high and low prices per share as reported by the NYSE are shown below. These prices have been adjusted to reflect 7% stock dividends paid in 2004 and 2005.

	2005		2004
Quarter Ended	High	Low	High	Low
March 31	$5.80	5.01	8.73	6.39
June 30	5.79	4.79	7.33	5.27
September 30	6.93	5.70	6.97	4.28
December 31	6.05	4.92	6.19	4.74
As of December 31, 2005, the approximate number of record owners of our Class A common stock was 20,000. Management estimates the number of beneficial owners to be approximately 100,000.
On December 31, 2004, we paid a 7% common stock dividend to holders of record as of December 1, 2004. The dividend resulted in the issuance of 2,649,695 Class A shares (including 191,722 shares in treasury) and 61,246 Class B shares.
On December 31, 2005, we paid a 7% common stock dividend to holders of record as of December 15, 2005. The dividend resulted in the issuance of 2,840,821 Class A shares (including 205,142 shares in treasury) and 65,533 Class B shares.
We have not paid cash dividends in any of the past five years and do not expect to pay such in the foreseeable future. For restrictions on the present and future ability to pay dividends, see Note 6 of the “Notes to Consolidated Financial Statements.”
We did not purchases any of our equity securities during the fourth quarter of 2005 or during any quarter in 2003, 2004 and 2005.
Securities Authorized for Issuance Under Equity Compensation Plans
We do not maintain any equity compensation plans or arrangements. Thus, we do not have any securities authorized for issuance under these types of plans, nor have we issued any options, warrants or similar instruments to purchase any of our equity securities, except for warrants issued in conjunction with the convertible preferred stock issued in 2005. (See Note 8 of the “Notes to Consolidated Financial Statements.”)

Item 6.	Selected Financial Data
The table below sets forth, in summary form, selected data of the Company. This data, which is not covered in the report of our independent auditors, should be read in conjunction with the consolidated financial statements and notes, which are included elsewhere herein. The net income (loss) per share amounts have been adjusted retroactively for all periods presented to reflect the 7% common stock dividends paid on December 31, 2005 and December 31, 2004.

	Year Ended December 31,
	(In thousands except per share data)
	2005	2004	2003	2002	2001
Total Revenues	$144,315	102,826	95,103	83,004	67,647
Net Income	7,302	7,732	3,126	4,254	3,963
Net Income Per Share	.13	.17	.08	.12	.11
Total Assets at December 31	661,889	661,212	390,093	326,291	282,086
Long-term Debt	—	30,000	—	—	—
Total Liabilities	513,380	520,179	263,066	224,499	199,364
Total Stockholders’ Equity	136,963	135,131	127,027	101,792	82,722
Book Value Per Share	3.33	3.29	3.10	2.76	2.34
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
We also offer ordinary life insurance products to middle to low income individuals in the Midwest and southern U.S. We operate through three segments as follows:
International Life. For the past 30 years, CICA and its predecessors have participated in the foreign marketplace through the issuance of U.S. dollar denominated ordinary whole life insurance to foreign nationals. Traditionally, this market has focused on the top 3-5% of the population of a country in terms of income and net worth. In recent years, however, there has been a shift to encompass a broader spectrum of the population, as middle classes develop in South America. We make our insurance products available using independent marketing organizations and independent marketing consultants. The number of our producing independent consultants has expanded over the years in this segment to approximately 3,100, and we presently receive applications from more than 35 countries outside of the U.S. Historically, the majority of our international business has come from Latin America. However, in 2004 the Pacific Rim began to represent a meaningful and growing source of new business, and in 2005 was the leading source of new premium income.
In 2005, our International Life segment generated revenue of approximately $79.7 million which accounted for 55.2% of our total revenue. For the year ended December 31, 2004, this segment produced revenue of $72.9 million which accounted for 70.9% of our total revenue, compared to 2003, when it produced approximately $63.3 million, or 67.0% of total revenue. The decrease in percentage of total revenue in 2005 relates to the inclusion of Security Plan’s results for all of 2005, as the revenues from Security Plan were only included in the fourth quarter of 2004 because it was acquired by us on October 1, 2004. Our strategy in operating our International Life segment is to increase new business written through our existing marketers as well as expand the number of countries from which we receive policy applications. Our international business grew at a double-digit pace during 2003, 2004 and 2005. New annualized issued and paid premiums from the international market increased by more than 25.7% during 2004 compared to 2003, and increased an additional 17.9% during 2005 compared to 2004. The development of new markets in the Pacific Rim, particularly Taiwan, and the expansion of existing markets in Latin America were the primary contributors to the growth in this segment.
Home Service Life. Through a subsidiary we acquired in October 2004, Security Plan, we provide final expense ordinary life insurance to middle to lower income individuals in Louisiana. Our policies in this segment are sold and serviced through the home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders.
During 2005, revenue from this segment was $49.7 million, which accounted for 34.4% of our total revenue. For the year ended December 31, 2004, revenue from this segment was $12.3 million or 12.0% of our total revenue, although we only operated this segment for the fourth quarter as we entered into this business upon the acquisition of Security Plan. Our business strategy in this segment is to continue to serve existing customers in Louisiana as well as expand the business through new marketing management which we put in place in early 2005.
In August and September 2005, Hurricanes Katrina and Rita struck the Louisiana coast, causing significant damage and disruption to the New Orleans area. Management estimates one third of Security Plan’s premium income is located in the affected area. Security Plan was not significantly impacted by death claims related to the storms (approximately $100,000); however, because of uncertainty regarding the collectability of future premiums from the area, we amortized approximately $2.3 million of cost of customer relationships acquired in the Security Plan acquisition during the third quarter of 2005 because of the decrease in collected premiums during the quarter. Ultimately, Security Plan closed the year with only a 4.5% decline in premium income compared to 2004.
Security Plan’s casualty subsidiary, SPFIC, had sufficient catastrophe reinsurance agreements in place that out of approximately $11.4 million in estimated hurricane-related claims and expenses, the financial impact on SPFIC was approximately $2,000,000 ($1,250,000 in claims and $750,000 in second event premiums) during the third and fourth quarters of 2005. The reinsurance agreements specify a maximum coverage per event. SPFIC has reached the maximum retention for Hurricane Katrina under the catastrophe reinsurance agreements. Hurricane Rita was the second catastrophe. SPFIC had secured a new catastrophe reinsurance contract for any additional catastrophes that might have occurred by year end 2005. For 2006, SPFIC has increased its catastrophe reinsurance to cover up to $10 million in claims per event.
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
During 2005, revenue from this segment was $14.0 million, which was 9.7% of total revenue. For the year ended December 31, 2004, revenue from this segment was $16.8 million which was 16.3% of our total revenue, and in 2003, this segment contributed $18.0 million, or 18.9% of total revenue. Our business strategy in this segment is to seek to expand the agency force through second career independent agents while also reviewing additional opportunities to add to the agency force through acquisitions of domestic life insurance companies. However, the domestic marketing program experienced higher than anticipated lapsation on the books of business acquired in the acquisitions of First Alliance Corporation in 2003 and CNLIC in 2002, which precipitated the 16.4% decrease in revenues during 2005 compared to 2004. We previously operated an accident and health segment, which we exited in 2004.
We also realize earnings from our investment portfolio. Life insurance companies earn profits on the investment float, which reflects the investment income earned on the premiums paid to the insurer between the time of receipt and the time benefits are paid out under policies. Changes in interest rates, changes in economic conditions and volatility in the capital markets can all impact the amount of earnings that we will realize from our investment portfolio.
Marketplace Conditions and Trends
Described below are some of the significant recent events and trends affecting the life insurance industry and the possible effects they may have on our operations in the future.
•	As an increasing percentage of the world population reaches retirement age, we believe we will benefit from increased demand for living products rather than death products, as aging baby boomers will require cash accumulation to provide expenses to meet their lifetime needs. Our ordinary life products are designed for our policyowners to accumulate cash values to provide for living expenses in the insured’s later years while continuously providing a death benefit.

•	The volatility in the equity markets over the past few years has posed a number of problems for some companies in the life insurance industry. Even though the capital markets have recovered, not all companies have participated evenly in the recovery. We historically have had minimal equity exposure, including less than 1% of total invested assets as of December 31, 2005 and December 31, 2004, and we plan to continue to have minimal assets in equity investments in the future.

•	Corporate bond defaults and credit downgrades, which have resulted in other-than- temporary impairment in the value of many securities, have had a material impact on life insurers in the past few years. We have not incurred significant losses from bond defaults for many years. The majority of our investment portfolio is held in debt instruments carrying the full faith and credit of the U.S. Government, or U.S. government-sponsored enterprises. We intend to manage our investment portfolio conservatively in the future in these type of debt instruments.

•	Some life insurance companies have recently suffered significant reductions in capital due to losses, and will have to improve their capital adequacy ratios to support their business or divest a portion of their business. We have not experienced any capital reductions and do not anticipate this trend will affect us. We did reduce capital on a regulatory basis by approximately $20 million when we acquired Security Plan; however, we maintain more than adequate levels of capital.

•	Because of the trends described above coupled with increasing costs of regulatory compliance such as the Sarbanes-Oxley Act of 2002, we believe there is a trend towards consolidation of domestic life insurance companies. We believe this should be a benefit to our acquisition strategy because there should be more complementary acquisition candidates available for us to consider acquiring.

•	Many of the events and trends affecting the life insurance industry have had an impact on the life reinsurance industry. These events led to a decline in the availability of reinsurance. While we currently cede a limited amount of our primary insurance business to reinsurers, we may find it difficult to obtain reinsurance in the future, forcing us to seek reinsurers who are more expensive to us. If we cannot obtain affordable reinsurance coverage, either our net exposures will increase or we would have to reduce our underwriting commitments.
Significant Recent Transactions
Cessation of Accident and Health Business
We entered into coinsurance agreements, effective January 1, 2004, and ceded approximately $14 million of our annual accident and health premium and corresponding benefits and claims. In consideration for these cessions, we made a closing settlement payment of $10,440,000 to the reinsurer in June 2004. Due to this cession, we also reduced our January 1, 2004 deferred policy acquisition costs, cost of customer relationships acquired and policy benefit reserves by $2,197,000, $2,886,000 and $14,960,000, respectively. We recorded an initial amount payable to the reinsurer of $10,440,000, resulting in a first quarter 2004 charge of $634,000 and a deferred gain of $72,000, which was amortized during 2004. The coinsurance agreements provide that this ceded business will revert to the reinsurer when parallel assumption reinsurance agreements are approved by the various state insurance departments holding jurisdiction. We also participate in future profits on the accident and health business subject to the coinsurance agreements over a 10-year period. During 2004, we recognized approximately $809,000 as profit under the agreements. No amounts were recognized in 2005. Negotiations were underway, as of December 31, 2005, with the assuming party to sell our primary accident and health insurance subsidiary, CNLIC, which represents approximately 70% of the ceded business.

A formal contract was signed in the first quarter of 2006 and is expected to close in mid-2006. The remaining 30% of the accident and health business will continue to be ceded under the existing coinsurance agreements.
Acquisition of Security Plan
The acquisition of Security Plan on October 1, 2004, was, at $85 million, our largest ever, and it provides a meaningful source of revenue and a solid asset base. We used a $30 million line of credit from Regions Bank to supplement available cash in completing the transaction. This debt was repaid in April 2005.
Management continues to seek acquisitions that can add value to our Company, although at this time, we have no agreements or understandings with respect to any acquisition. Because of the growth in our asset base and level of capital, management expects to seek opportunities for larger acquisition transactions (those in the $50 million to $100 million purchase price range). Historically, Security Plan is made up of more than 100 such companies or books of business, and management expects to pursue such opportunities should they present themselves.
Consolidated Results
The following table sets forth our net income for periods indicated:

Year Ended		Net Income Per	Change from
December 31	Net Income	Class A & B Share	Previous Year
2005	$7,302,000	$0.13	(5.6%)
2004	7,732,000	0.17	147.3%
2003	3,126,000	0.08	(26.5%)
As further discussed below, increases in revenues offset by increased amortization expenses, contributed to a 45.8% increase in earnings before Federal income tax in 2005. A significant increase in Federal income tax expense, as described below, resulted in 2005 net income approximating that of 2004. Earnings per share declined in 2005 by 23.5% compared to 2004 as the result of significantly increased taxes and higher expenses relating to our outstanding preferred stock. (See Note 1(i) of the Notes to Consolidated Financial Statements.)
Total revenues for 2005 were $144.3 million, a 40.3% increase over 2004 revenues of $102.8 million. Total revenues for 2003 were $95.1 million. The inclusion of Security Plan (Home Service segment) for all of 2005 contributed $49.7 million in revenues, compared to $12.3 million in 2004. Total revenues from our International Life segment amounted to $79.7 million during 2005, compared to $72.9 million for 2004 and $63.3 million for 2003, reflecting continued growth in new business. In our Domestic Life segment, total U.S. life revenues for 2005 amounted to $14.0 million compared to $16.8 million in the same period of 2004 and $18.0 million in 2003, the decline in 2005 resulting primarily from higher lapsation experienced on books of business acquired in previous years. Our domestic accident and health revenues were $900,000 in 2005, compared to $788,000 in 2004 and $13.7 million in 2003. The decline from 2003 to 2004 was the result of the cession of the accident and health business.

Premium Income. Premium income (including annuity and universal life considerations) during 2005 increased to $118,667,000 from $83,168,000 in 2004, or 42.7%. The 2005 increase was attributable to the inclusion of a full year of Security Plan, which had $37,720,000 of premium income during the year, as well as the growth in premium income in our International Life segment, which benefited from the large increase in new premiums written in 2004 and 2005. First year issued and paid annualized life premium for this segment increased 17.9% from $15,795,000 in 2004 to $18,619,000 in 2005. Premium income increased by 6.6% to $83,168,000 in 2004, from $78,027,000 in 2003. The increase in 2004 was driven by a 6.3% increase in premiums from CICA, as well as the inclusion of Security Plan and SPFIC, which added $9,587,000 after their acquisition in October 2004, which offset the loss of approximately $14 million of accident and health premium ceded.
Net Investment Income. Net investment income increased 38.6% during 2005 to $23,568,000 compared to $17,005,000 during 2004 and $14,322,000 in 2003. Our Home Service Life segment’s inclusion added $11,573,000 to the 2005 results and $2,875,000 to 2004 results. Available returns were slightly higher during 2005 compared to 2004 and 2003, however, the remaining companies’ investment income declined slightly during 2005 due to the sale of a significant amount of bonds to fund the acquisition of Security Plan and the transfer of the accident and health business in 2004 and the sale/maturity of $30 million of bonds to retire the outstanding bank debt. We continue to invest in bonds U.S. government-sponsored enterprises, such as FNMA and FHLMC. Also, during 2005, approximately $20 million of AAA-rated, tax-exempt municipal bonds were purchased, which generated tax-equivalent yields of 30-40 basis points higher than on agency instruments.
Reserves. The change in future policy benefit reserves increased from $18,627,000 in 2004 to $24,223,000 in 2005, predominantly due to an improvement in persistency on our international business, as well as a change in product mix which resulted in larger first year reserves. During 2004 and 2005, a shift in products sold occurred with the addition of sales in the Pacific Rim, which resulted in a more rapid rise in reserves. Our Home Service segment decreased net reserves by $244,000 in 2005, due to minimal loss of business as the result of hurricanes. The change in future policy benefit reserves increased from $7,904,000 in 2003 to $18,627,000 in 2004, due predominantly to increased persistency on our business and an increase and change in product mix in new business. New issuances of policies to several large producing areas shifted to endowment products, which build reserves at a much higher rate.
Policy Dividends. Policyholder dividends increased 15.6% during 2005 to $4,789,000 from $4,142,000 in 2004 and $3,666,000 in 2003, due to improved persistency and the continued sale of participating ordinary whole life products. Virtually all of our policies on foreign nationals are participating, and the improvement in persistency and increase in new business on our international business have contributed to the growth in dividends. The dividends are factored into the premiums and have no impact on profitability.
Claims and Surrenders. As noted in the table below, claims and surrenders increased 42.5% from $37,407,000 in 2004 to $53,288,000 in 2005. The 2005 increase primarily related to the acquisition of Security Plan. which was only reflected in 2004 comparative results of operations for the last quarter of 2004 .

	Year ended December 31,
	2005	2004	2003
Death claims	$22,404,000	10,224,000	6,399,000
Surrender expenses	16,940,000	18,406,000	17,986,000
Endowments	9,021,000	7,509,000	6,416,000
Casualty claims	3,685,000	562,000	—
Other policy benefits	792,000	766,000	780,000
Accident and health benefits	446,000	(60,000)	9,110,000

Total claims and surrenders	$53,288,000	37,407,000	40,691,000

Death benefits increased 119.1% from $10,224,000 in 2004 to $22,404,000 in 2005. Death claims in 2003 were $6,399,000. The 2005 death claims of our Home Service segment totaled $15,694,000. In 2004, claims in this segment amounted to $3,688,000, reflecting only one quarter of results of Security Plan. Claims on our remaining books of business remained static or down slightly during 2005. Because of the nature of our Home Service business, incurred claims historically are higher than those incurred on our international business. Recent hurricane activity that affected Louisiana had minimal impact on 2005 death claims.
Policy surrenders decreased 8.0% in 2005 to $16,940,000 from $18,406,000 in 2004. The 2004 results represented a 2.3% increase over 2003 when surrenders amounted to $17,986,000, due primarily to the acquisitions of two domestic life insurers, which generated $3,428,000 in additional surrenders, plus the inclusion of Security Plan which added $432,000. The small face amount size of our Home Service policies, coupled with the nature of the policies, is such that surrenders on that book of business are relatively low. However, the inclusion of this segment in 2005 added $1,429,000 in surrender benefits to the 2005 results. Improved persistency on our international business contributed to the decrease in surrenders in 2005 compared to 2004. Internationally, we experienced a significant improvement on persistency in 2005, as countries in South America rebounded from economic downturns.
Endowment benefits increased 20.1% from $7,509,000 in 2004 to $9,021,000 in 2005. Endowments totaled $6,416,000 in 2003. We have a series of international policies that carry an immediate endowment benefit of an amount elected by the policy owner. This endowment is factored into the premium of the policy and is paid annually. Like policy dividends, endowments are factored into the premium and, as such, the increase should have no adverse impact on profitability.
Accident and health benefits of $446,000 have been nominal since the cession of the majority of our accident and health business in force according to coinsurance agreements effective January 1, 2004.
Casualty claims and other policy benefits amounted to $4,477,000 in 2005, compared to $1,328,000 in 2004 and $780,000 in 2003. These other benefits are comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits. In 2005, Home Service casualty claims totaled $3,685,000, compared to $562,000 in 2004. Of these 2005 casualty claims, $1,250,000 were due to Hurricanes Katrina and Rita, as discussed earlier.

Commissions. Commissions increased 55.0% during 2005 to $32,985,000 from $21,274,000 in 2004 and $18,228,000 in 2003, primarily due to the inclusion of our Home Service segment for all of 2005. Commissions paid by our Home Service segment in 2005 totaled $11,762,000, compared to $2,211,000 in 2004, as the segment was only included in the fourth quarter of 2004. Additionally, our International Life segment commissions were higher in 2005 and 2004 as a result of the increase in issued new business described above.
Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses increased 46.2% to $25,429,000 in 2005 compared to $17,391,000 during 2004. The increase was largely attributable to our Home Service segment’s inclusion for the entire year, whose expenses were approximately $9,571,000 in 2005, as the segment was only included in the fourth quarter of 2004. Underwriting, acquisition and insurance expenses decreased 8.3% to $17,391,000 in 2004, compared to $18,966,000 in 2003, due primarily to economies of scale being achieved in administration of the business of our domestic insurance subsidiaries.
Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs increased 41.5% from $17,241,000 in 2004 to $24,388,000 in 2005. These costs were $16,558,000 in 2003. This increase was primarily related to the increase in new life production discussed above. Capitalized expenses for the Home Service segment, which were not included in 2005 results, were $3,076,000. Amortization of these costs was $10,313,000 and $8,438,000, respectively, in 2005 and 2004.
Cost of Customer Relationships Acquired. Amortization of cost of customer relationships acquired and other intangibles increased from $4,136,000 in 2004 to $5,881,000 in 2005. Amortization of these items related to the Security Plan acquisition was $3,811,000 in 2005 and $848,572 for the fourth quarter of 2004. These costs decreased in 2004 to $4,136,000 from $7,110,000 in 2003. With most of the accident and health business ceded effective January 1, 2004, amortization of these costs was minimal in 2004.
Federal Income Tax. Federal income tax expense was $162,000, $356,000 and $4,493,000 in 2003, 2004 and 2005, respectively. This represents effective tax rates of 4.9%, 4.4% and 38.1%, respectively. In 2003 and to a lesser extent in 2004, we benefited from the small life insurance company deduction. After the acquisition of Security Plan in late 2004, this deduction was no longer available since it is based on consolidated assets. In 2004, a previously established valuation allowance in the amount of $1,319,000 was released, which reduced our effective tax rate by 16.3%. In 2005, a valuation allowance in the amount of $1,103,000 was established which added 9.3% to our effective tax rate. The 2005 allowance was due to the anticipated sale of CNLIC, which has a $1,103,000 net deferred tax asset at December 31, 2005, primarily related to net operating losses that will not be available in future years as CNLIC will no longer be part of the Company’s consolidated group. Additionally, a 45.8% increase in pre-tax earnings added approximately $1.3 million to tax expense from 2004 to 2005. We expect our effective Federal tax rate to approximately 34.0% in coming years.

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
A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our insurance policies, such as surrender charges, that help limit and discourage early withdrawals. Since these contractual withdrawals, as well as the level of surrenders experienced, were largely consistent with our assumptions in asset liability management, our associated cash outflows have to date not had an adverse impact on our overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and cash flow tests under various market interest rate scenarios are also performed annually to assist in evaluating liquidity needs and adequacy. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds.
In the past, cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $34.5 million and $8.7 million for the years ended December 31, 2005 and 2004, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Net cash outflows from investment activity totaled $22.6 million and $34.1 million for the years ended December 31, 2005 and 2004, respectively. The outflows from investing activity for the year ended December 31, 2005, primarily related to the investment of excess cash and cash equivalents generated from operations during 2005. In 2004, the outflow resulted from the $85 million expended to acquire Security Plan.
Stockholders’ equity at December 31, 2005 was $136,963,000 compared to $135,131,000 at December 31, 2004. The 2005 increase was lower than expected, due to unrealized losses on our bond portfolio net of tax of $4,801,000. The unrealized losses result from increases in interest rates late in 2005, which offset the income earned during 2005.
Invested assets increased to $484,811,000 at December 31, 2005 from $475,802,000 at December 31, 2004. Invested assets grew by 1.9%, after retiring our $30 million outstanding term loan in April. Fixed maturities are categorized into two classifications: fixed maturities held-to-maturity, which are valued at amortized cost, and fixed maturities available-for-sale which are valued at fair value.
Fixed maturities available-for-sale and fixed maturities held-to-maturity were 92.8% and 1.6%, respectively, of invested assets at December 31, 2005. Fixed maturities held to maturity, amounting to $7,640,000 at December 31, 2005, consist of U.S. Treasury and

U.S. government agency securities. Management has the intent and believes we have the ability to hold the securities to maturity.
Policy loans comprised 4.9% of invested assets at December 31, 2005 compared to 5.1% at December 31, 2004. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.
Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at December 31, 2005 and December 31, 2004. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2006, we intend to continue to utilize high grade commercial paper as a cash management tool to minimize excess cash balances and enhance returns.
In the wake of bankruptcy filings by large corporations in recent years, concern was raised regarding the use of certain off-balance sheet special purpose entities such as partnerships to hedge or conceal losses related to investment activity. We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any description, and we do not use such investments to hedge our investment positions.
The NAIC has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other factors into account to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At December 31, 2005 and December 31, 2004, all of our insurance subsidiaries were above required minimum levels.
We signed a revolving line of credit agreement from Regions Bank for a $30 million credit facility for use in acquisitions in March 2004. On October 1, 2004, we entered into a Second Amendment to the Loan Agreement that converted into a term loan a $30 million advance against the line of credit made in connection with the acquisition of Security Plan. The loan was repaid in April 2005. In November 2005, we executed documents to renew the line of credit through October 2006, and to increase the borrowing capacity to $75 million. No amounts were outstanding at December 31, 2005. Provisions of the outstanding preferred stock issue limit the amount we can borrow without the holders’ consent to $30.0 million.
We have committed to the following contractual obligations as of December 31, 2005 with the payments due by the period indicated below:

Contractual		Less than	1 to 3	3 to 5	More than
Obligation	Total	1 year	years	years	5 years

	(In Thousands)

Operating leases	$893	439	336	118	—
Other	276	190	86	—	—

Total operating leases and other	$1,169	629	422	118	—

Future policy benefit reserves:

Life insurance	$436,717	162	911	8,551	427,093
Annuities	19,440	4,806	2,931	5,345	6,358
Accident and health	11,580	11,580	—	—	—

Total future policy benefit reserves	$467,737	16,548	3,842	13,896	433,451

Policy claims payable:

Life insurance	$6,173	6,173	—	—	—
Accident and health	1,740	1,740	—	—	—
Casualty	3,314	3,314	—	—	—

Total policy claims payable	$11,227	11,227	—	—	—

Convertible preferred stock	$16,251	—	—	16,251	—

Total contractual obligations	$496,384	28,404	4,264	30,265	433,451

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
We are not currently planning to make any significant capital expenditures or acquisitions in 2006 or subsequent years. However, in the event we make an acquisition, we could incur debt as we did in the Security Plan acquisition. In April 2005, we repaid the $30 million we borrowed on October 1, 2004 for the acquisition.

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
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the years ended December 31, 2005, 2004 and 2003 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. The relative stability of these assumptions and management’s analysis is discussed below.
Lapses and surrenders increased in 2005 compared to 2004 due to Security Plan’s inclusion for the entire year. Reinsurance declined because of a decrease in the average face amount of international policies issued. The significant increase in 2004 ceded premium compared to 2003 related to the 100% cession of the in-force accident and health premiums to another carrier.
During 2005, operating expenses increased compared to 2004 due to the inclusion of Security Plan for the entire year. In 2004, expense reductions resulted in improvement in the ratio of expenses to premiums compared to 2003; however, the claims incurred by Security Plan caused the overall expense and benefit ratio to increase slightly. Because of the nature of Security Plan’s business, a high benefit ratio is not unusual.
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
A recoverability test that considers among other things, actual experience and projected future experience, is performed at least annually by third party actuarial consultants. These annual recoverability tests initially calculate the available premium (gross premium less benefit net premium less percent of premium expense) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Based upon the analysis performed to only capitalize expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing, management believes that our deferred policy acquisition costs and related amortization as of and for the years ended December 31, 2005, 2004 and 2003 limits the amount of deferred costs to its estimated realizable value.
Valuation of Investments in Fixed Maturity and Equity Securities
At December 31, 2005, investments in fixed maturity and equity securities were 94.4% and 0.1%, respectively, of total investments. Approximately 98.3% of our fixed maturities were classified as available-for-sale securities at December 31, 2005, with the remaining 1.7% classified as held-to-maturity securities based upon our intent and ability to hold these securities to maturity. All equity securities at December 31, 2005 are classified as available-for-sale securities. We have no fixed maturity or equity securities that are classified as trading securities at December 31, 2005.
Additionally, at December 31, 2005, 63.3% of our fixed maturity securities were invested in securities backed by the full faith and credit of the U.S. government or U.S. government-sponsored entities. We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. With the exception of Security Plan, virtually all investments of our subsidiaries are in bonds that carry the full faith and credit of the U.S. government or U.S. government-sponsored enterprises. Security Plan has significant investments in corporate and municipal bonds.

Based upon our emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. government sponsored corporation, U.S. Treasury securities and obligations of the U.S. government and agencies and our analysis whether declines in fair value below cost are temporary or other than temporary, management believes that our investments in fixed maturity and equity securities at December 31, 2005 are not impaired, and no “other-than-temporary losses” need to be recorded.
Gross unrealized losses on fixed maturities available-for-sale amounted to $10,460,000 as of December 31, 2005. Of the 2005 total gross unrealized loss, $6,754,000 were in a continuous loss situation for 12 months or more and $3,706,000 were in a continuous loss situation for less than 12 months. Gross unrealized losses on fixed maturities available-for-sale as of December 31, 2004 were $3,857,000, of which $2,018,000 were in a continuous loss situation for 12 months or more and $1,839,000 were in a continuous loss situation for less than 12 months. The majority of the fixed maturities available-for-sale that have been in a continuous loss situation for less than 12 months are from investments owned by Security Plan. The losses are due to the coupon interest rate being less than the prevailing market interest rates at December 31, 2005. We have determined that there is no need to establish a new cost basis for these securities.
The fixed maturities available-for-sale in a gross unrealized loss situation for more than 12 months are primarily investments in callable instruments issued by U.S. government sponsored enterprises and U.S. government agencies. It is remote that unrealized losses on these instruments will result in realized losses, since we have the intent and believe we have the ability to hold these securities to the call date or maturity date.
These securities are being monitored by us to determine if the unrealized loss as of December 31, 2005 indicates that there is a loss which is other-than-temporary. As of December 31, 2005, we had determined that there is no need to establish a new cost basis for these securities.
Accounting Pronouncements
In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs and unearned inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.
In September 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (“EITF 05-7”). EITF 05-7 provides guidance on whether a modification of conversion options embedded in debt results in an extinguishment of that debt. In certain situations, companies may change the terms of an embedded conversion option as part of a debt modification. The EITF concluded that the change in the fair value of an embedded conversion option upon modification should be included in the analysis of EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instrument,” to determine whether a modification or extinguishment has occurred and that a change in the fair value of a conversion option should be recognized upon the modification as a discount (or premium) associated with the debt, and an increase (or decrease) in additional paid-in capital. EITF 05-7 will be applied prospectively and is effective for all debt modifications occurring in periods beginning after December 15, 2005. EITF 05-7 is not expected to have a material impact on the Company’s consolidated financial statements.
In September 2005, the EITF reached consensus on Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF 05-8”). EITF 05-8 concludes that (i)the issuance of convertible debt with a beneficial conversion feature results in a basis difference that should be accounted for as a temporary difference and (ii) the establishment of the deferred tax liability for the basis difference should result in an adjustment to additional paid in capital. EITF 05-8 will be applied retrospectively for all instruments with a beneficial conversion feature accounted for in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and is effective for periods beginning after December 15, 2005. The Company’s Series A-1 Convertible Preferred Stock has a beneficial conversion feature, and we will implement EITF 05-8 in the first quarter of 2006. The implementation is not expected to have a material impact on the financial position, results of operations or liquidity of the Company.
In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board” (“APB”) Opinion No. 29 (“SFAS 153”) was issued. SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are required to be applied prospectively for fiscal years beginning after June 30, 2005. SFAS 153 is not expected to have a material impact on the Company’s consolidated financial statements.
Effective July 1, 2005, the Company adopted EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. As required by EITF 05-6, the Company adopted this guidance on a prospective basis which had no material impact on the Company’s consolidated financial statements.
In June 2005, the Financial Accounting Standards Board (“FASB”) completed its review of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its

Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FASB Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 is effective on a prospective basis for other-than-temporary impairments on certain investments in periods beginning after December 15, 2005. The Company does not anticipate that the adoption of FSP 115-1 will have a material impact on its consolidated financial statements.
In June 2005, the EITF reached consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. The adoption of this provision of EITF 04-5 did not have a material impact on the Company’s consolidated financial statements. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. The adoption of this provision of EITF 04-5 is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2005, the FASB cleared SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), Implementation Issue No. B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” (“Issue B38”) and Implementation Issue No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (“Issue B39”). Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor that would occur upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issue Nos. B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005, are not expected to have a material impact on the Company’s consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). The statement requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable.

It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payments” (“SFAS 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.” SFAS 123(R) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(R) also requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which an employee is required to provide service in exchange for an award. The SEC issued a final ruling in April 2005 allowing a public company that is not a small business issuer to implement SFAS 123(R) at the beginning of the next fiscal year after June 15, 2005. The Company does not expect the adoption of the revision of SFAS No. 123 to have a material impact on the consolidated financial statements.
In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act of 2004 (“AJCA”) introduced a one-time dividend received deduction on the repatriation of certain earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” The Company does not have any foreign subsidiaries.
At the September 2004 meeting, the EITF reached a consensus with respect to Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” This Issue addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share (EPS). The adoption of Issue No. 04-8 did not have a material effect on our diluted EPS.

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
Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised almost 99% of our investment portfolio as of December 31, 2005. These investments are mainly exposed to changes in treasury rates. Our fixed maturities investments include U.S. government bonds, securities issued by government agencies, and corporate bonds. Approximately 63.3% of the fixed maturities we owned at December 31, 2005 are instruments of U.S. government sponsored enterprises, or are backed by U.S. government agencies.
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

	Decreases in Interest Rates
	100 Basis	200 Basis	300 Basis
	Points	Points	Points
December 31, 2005	$23,279,000	42,730,000	65,930,000

December 31, 2004	28,368,000	47,412,000	69,321,000

	Increases in Interest Rates
	100 Basis	200 Basis	300 Basis
	Points	Points	Points
December 31, 2005	$(42,198,000)	(73,921,000)	(102,269,000)

December 31, 2004	(20,298,000)	(48,702,000)	(74,613,000)

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
There are no fixed maturities or other investments that we classify as trading instruments. At December 31, 2005 and 2004, we had no investments in derivative instruments.
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was less than 1% of our total investments at December 31, 2005. Thus, we believe that significant decreases in the equity markets would have an immaterial impact on our total investment portfolio. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Index to Consolidated Financial Statements and
Financial Statement Schedules

Page
Reference
Report of independent registered public accounting firm	81

Consolidated statements of financial position at December 31, 2005 and 2004	82

Consolidated statements of operations
- years ended December 31, 2005, 2004 and 2003	84

Consolidated statements of stockholders’ equity and comprehensive
income – years ended December 31, 2005, 2004 and 2003	86

Consolidated statements of cash flows
- years ended December 31, 2005, 2004 and 2003	88

Notes to consolidated financial statements	91

Schedules at December 31, 2005 and 2004:
Schedule II – Condensed Financial
Information of Registrant	127

Schedules for each of the years in the three-year period ended December 31, 2005:
Schedule III – Supplementary Insurance Information	130
Schedule IV – Reinsurance	132
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
Our President and Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) are responsible for establishing and maintaining disclosure controls and procedures for the Company (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based upon our evaluation at the end of the period, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.
(b) Management Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded the Company did maintain effective internal control over financial reporting as of December 31, 2005.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. Their report is included in item 9A(d).
(c) Change in Internal Control over Financial Reporting
During the third and fourth quarter of 2005, we completed remediation efforts relating to a material weakness in financial reporting identified in 2004, which primarily included hiring additional personnel to address U.S. GAAP relating to our operations, additional training for our accounting staff, particularly relating to U.S. GAAP, and enhanced management review procedures.
In order to address the findings of our internal control assessment, we implemented the following improvements to our internal controls and procedures in the financial accounting area which we believe has improved our internal control over financial reporting:
•	Hired a new Chief Financial Officer with significant experience in U.S. GAAP and SEC reporting who is responsible for the preparation and supervision of the Company’s financial statements. This individual reports directly to the Chief Executive Officer.

•	Hired new personnel to work with the Chief Financial Officer to develop additional expertise in U.S. GAAP and SEC reporting and to ensure that adequate depth is developed in the Company’s financial reporting area.

•	Strengthened the process of workpaper review by senior members of management to ensure the completeness and accuracy of supporting workpapers and schedules, including formalized sign-off processes.

•	Provided additional training of accounting department personnel in U.S. GAAP and SEC reporting.

•	Adopted procedures to seek a more thorough and timely review process by senior management of the financial statement process.
These actions remediated the material weakness as of December 31, 2005.

(d) Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Citizens, Inc.:
We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting (Item 9A(b)), that Citizens, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

In our opinion, management’s assessment that Citizens, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statements of financial position of Citizens, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005, and the related financial statement schedules, and our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements and the financial statement schedules.
KPMG LLP
Dallas, Texas
March 16, 2006

Item 9B. Other Information
None.
PART III
Items 10, 11, 12, 13 and 14 of this Report incorporate by reference the information in our definitive proxy material under the headings “Election of Directors,” “Executive Officers,” “Executive Officer and Director Compensation,” “Stock and Principal Stockholders,” “Control of the Company,” and “Principal Accounting Fees and Services” to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Citizens, Inc.:
We have audited the accompanying consolidated statements of financial position of Citizens, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules II to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citizens, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Dallas, Texas
March 16, 2006

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position
December 31, 2005 and 2004

Assets	2005	2004
Investments:
Fixed maturities held-to-maturity, at amortized cost	$7,639,505	7,514,224
Fixed maturities available-for-sale, at fair value	449,931,167	440,052,698
Equity securities available-for-sale, at fair value	609,760	1,063,917
Mortgage loans on real estate	833,464	349,611
Policy loans	23,918,241	24,316,468
Other long-term investments	1,878,886	2,505,025

Total investments	484,811,023	475,801,943

Cash and cash equivalents	18,311,105	31,720,787
Accrued investment income	6,477,499	6,113,474
Reinsurance recoverable	19,118,009	17,806,573
Deferred policy acquisition costs	70,410,334	56,335,361
Other intangible assets	2,095,125	2,331,069
Cost of customer relationships acquired	39,259,276	44,904,581
Excess of cost over net assets acquired	12,401,990	12,401,990
Property, plant and equipment	7,736,623	8,797,445
Other assets	1,267,827	4,998,339

Total assets	$661,888,811	661,211,562

(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position, Continued
December 31, 2005 and 2004

Liabilities and Stockholders’ Equity	2005	2004
Liabilities:
Future policy benefit reserves:
Life insurance	$436,716,912	413,106,928
Traditional annuities	19,440,486	16,913,432
Accident and health	11,579,870	13,604,150
Dividend accumulations	5,066,828	4,932,124
Premium deposits	9,942,096	7,938,529
Policy claims payable	11,226,907	8,282,508
Other policyholders’ funds	5,473,358	5,689,378

Total policy liabilities	499,446,457	470,467,049
Commissions payable	2,666,764	2,325,503
Federal income tax payable	447,829	1,307,249
Payable for securities in the process of settlement	—	7,052,398
Notes payable	—	30,000,000
Deferred Federal income tax	1,620,839	805,387
Liabilities for options and warrants	1,587,151	2,738,062
Other liabilities	7,611,138	5,483,564

Total liabilities	513,380,178	520,179,212

Commitments and contingencies (Note 10)
Cumulative convertible preferred stock – Series A-1 (Series A-1 - $500 stated value per share, 50,000 shares authorized, 25,000 shares issued and outstanding in 2005 and 2004; Series A-2 - $935 stated value per share, 4,014 shares authorized, issued and outstanding in 2005)	11,545,543	5,901,271

Stockholders’ equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 43,300,934 shares issued in 2005 and 40,364,332 shares issued in 2004, including shares in treasury of 3,135,738 in 2005 and 2,930,596 in 2004	214,307,665	198,266,955

Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2005 and 936,181 shares issued and outstanding in 2004	3,184,350	2,827,191
Retained deficit	(64,717,088)	(55,321,287)
Accumulated other comprehensive loss:
Unrealized losses on securities, net of tax	(4,801,231)	(749,199)

	147,973,696	145,023,660
Treasury stock, at cost	(11,010,606)	(9,892,581)

Total stockholders’ equity	136,963,090	135,131,079

Total liabilities and stockholders’ equity	$661,888,811	661,211,562

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Revenues:
Premiums:
Life insurance	$110,458,402	77,747,241	60,858,687
Accident and health	1,560,136	787,547	14,784,958
Casualty	3,626,809	1,113,189	—
Traditional annuity and universal life considerations	3,021,299	3,519,523	2,383,768
Net investment income	23,568,184	17,004,672	14,322,275
Realized gains	419,273	389,028	1,883,105
Decrease in fair value of options and warrants	488,893	256,088	—
Other income	1,172,327	2,008,390	869,970

Total revenues	144,315,323	102,825,678	95,102,763

Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit reserves	24,222,564	18,627,335	7,904,091
Policyholders’ dividends	4,788,773	4,141,674	3,666,260
Claims and surrenders	53,287,619	37,406,737	40,690,898

Total insurance benefits paid or provided	82,298,956	60,175,746	52,261,249
Commissions	32,985,384	21,273,661	18,227,851
Other underwriting, acquisition and insurance expenses	25,428,786	17,391,443	18,966,120
Capitalization of deferred policy acquisition costs	(24,388,003)	(17,240,670)	(16,557,855)
Amortization of deferred policy acquisition costs	10,313,030	8,438,447	11,806,640
Amortization of cost of customer relationships acquired, and other intangibles	5,881,249	4,136,375	7,110,436
Loss on coinsurance agreement	—	562,916	—

Total benefits and expenses	132,519,402	94,737,918	91,814,441

(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations, Continued
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Income before Federal income tax	$11,795,921	8,087,760	3,288,322
Federal income tax expense	4,493,429	356,021	162,057

Net income	$7,302,492	7,731,739	3,126,265

Net income applicable to common stock	$5,325,807	6,803,226	3,126,265

Basic and diluted earnings per share of common stock	$0.13	0.17	0.08

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2005, 2004 and 2003

				Accumulated
				other
	Common stock		Retained	comprehensive	Treasury	Stockholders’
	Class A	Class B	deficit	income (loss)	stock	equity
Balance at December 31, 2002	$129,125,099	1,870,389	(25,887,787)	3,582,025	(6,897,421)	101,792,305

Comprehensive income:
Net income	—	—	3,126,265	—	—	3,126,265
Unrealized investment losses, net	—	—	—	(2,309,918)	—	(2,309,918)

Comprehensive income	—	—	3,126,265	(2,309,918)	—	816,347
Acquisition of First Alliance	17,194,513	—	—	—	—	17,194,513
Acquisition of Mid-American	7,223,557	—	—	—	—	7,223,557
Stock dividend	24,522,796	566,663	(23,315,572)	—	(1,773,887)	—

Balance at December 31, 2003	$178,065,965	2,437,052	(46,077,094)	1,272,107	(8,671,308)	127,026,722

Comprehensive income:
Net income	—	—	7,731,739	—	—	7,731,739
Unrealized investment losses, net	—	—	—	(2,021,306)	—	(2,021,306)

Comprehensive income	—	—	7,731,739	(2,021,306)	—	5,710,433
Beneficial conversion feature on preferred stock	3,073,204	—	—	—	—	3,073,204
Accretion of deferred issuance costs and discounts on preferred stock	—	—	(679,280)	—	—	(679,280)
Common stock dividend on preferred stock	249,233	—	(249,233)	—	—
Stock dividend	16,878,553	390,139	(16,047,419)	—	(1,221,273)	—

Balance at December 31, 2004	$198,266,955	2,827,191	(55,321,287)	(749,199)	(9,892,581)	135,131,079

Comprehensive income:
Net income	—	—	7,302,492	—	—	7,302,492
Unrealized investment losses, net	—	—	—	(4,052,032)	—	(4,052,032)

Comprehensive income	—	—	7,302,492	(4,052,032)	—	3,250,460
Accretion of deferred issuance costs and discounts on preferred stock	—	—	(1,418,449)	—	—	(1,418,449)
Common stock dividend on preferred stock	558,236	—	(558,236)	—	—
Stock dividend	15,482,474	357,159	(14,721,608)	—	(1,118,025)	—

Balance at December 31, 2005	$214,307,665	3,184,350	(64,717,088)	(4,801,231)	(11,010,606)	136,963,090

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Continued
Years ended December 31, 2005, 2004 and 2003
A summary of the number of shares of common stock of Class A, Class B and treasury stock issued is as follows:

	Common stock		Treasury
	Class A	Class B	stock
Balance at December 31, 2002	31,862,650	817,696	(2,559,693)

Acquisition of First Alliance	2,560,994	—	—
Acquisition of Mid-American	774,229	—	—
Stock dividend	2,476,420	57,239	(179,181)

Balance at December 31, 2003	37,674,293	874,935	(2,738,874)

Stock dividends	2,690,039	61,246	(191,722)

Balance at December 31, 2004	40,364,332	936,181	(2,930,596)

Stock dividends	2,936,602	65,533	(205,142)

Balance at December 31, 2005	43,300,934	1,001,714	(3,135,738)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$7,302,492	7,731,739	3,126,265
Adjustments to reconcile net income to net cash provided by operating activities, net of assets acquired:
Realized gains on sale of investments and other assets	(419,273)	(389,028)	(1,883,105)
Net deferred policy acquisition costs	(14,074,973)	(8,802,223)	(4,751,215)
Amortization of cost of customer relationships acquired, and other intangibles	5,881,249	4,136,375	7,110,436
Loss on coinsurance agreements	—	562,916	—
Decrease in fair value of options and warrants	(488,893)	(256,088)	—
Depreciation	897,435	877,596	688,913
Amortization of premiums and discounts on fixed maturities	1,153,968	447,790	(274,777)
Deferred Federal income tax expense (benefit)	2,902,862	(1,117,448)	(87,812)

Change in:
Accrued investment income	(364,025)	(129,788)	(714,297)
Reinsurance recoverable	(1,311,436)	(10,380,750)	195,380
Future policy benefit reserves	23,003,246	16,834,681	9,610,586
Other policy liabilities	4,866,650	795,358	2,580,571
Federal income tax	(859,420)	344,125	316,511
Commissions payable and other liabilities	2,468,835	(778,338)	(928,766)
Other, net	3,546,901	(1,188,590)	(898,628)

Net cash provided by operating activities	34,505,618	8,688,327	14,090,062

Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	14,568,577	42,823,651	11,826,358
Maturity of fixed maturities, available-for-sale	93,745,640	89,615,042	150,447,345
Purchase of fixed maturities, available-for-sale	(132,556,686)	(82,634,306)	(183,619,375)
Sale of equity securities, available-for-sale	615,945	62,500	838,416
Purchase of equity securities, available-for-sale	—	—	(1,671)
Principal payments on mortgage loans	89,141	272,003	210,365
Mortgage loans funded	(100,000)	(193,944)	(138,750)
Sale of other long-term investments and property, plant and equipment	686,081	490,484	229,660
Principal payments on note receivable	396,333	—	—
(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash and cash equivalents provided by mergers and acquisitions	$—	—	4,600,511
(Increase) decrease in policy loans, net	398,227	1,228,264	(987,213)
Purchase of other long-term investments and property, plant and equipment	(431,875)	(3,485,049)	(1,231,432)
Cash paid for acquisition, net	—	(82,232,223)	—

Net cash used in investing activities	(22,588,617)	(34,053,578)	(17,825,786)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	3,751,404	12,500,000	—
Payment of convertible preferred stock issuance costs	(187,599)	(1,210,655)	—
Proceeds from note payable	—	30,000,000	—
Payoff of note payable	(30,000,000)	—	—
Annuity and universal life deposits	3,021,299	3,519,523	2,383,768
Annuity and universal life withdrawals	(1,911,787)	(2,739,084)	(2,843,592)

Net cash provided by (used in) financing activities	(25,326,683)	42,069,784	(459,824)

Net increase (decrease) in cash and cash equivalents	(13,409,682)	16,704,533	(4,195,548)

Cash and cash equivalents at beginning of year	31,720,787	15,016,254	19,211,802

Cash and cash equivalents at end of year	$18,311,105	31,720,787	15,016,254

Supplemental:

	2005	2004	2003
Cash paid (recovered) during the year for:
Interest	$695,408	—	—

Income taxes	$2,449,987	779,343	(51,370)

Supplemental disclosures of non-cash investing and financing activities:
In 2005, the company sold real estate and made a mortgage loan for $185,000. Additionally, an airplane was sold and a note receivable for $875,000 was issued.
In the first quarter of 2003, the Company issued 2,560,994 Class A common shares in connection with the acquisition of FAIC. In the third quarter of 2003, the Company issued 774,229 Class A common shares in connection with the acquisition of Mid-American. On October 1, 2004, CICA acquired 100% of the outstanding stock of SPLIC and paid $85 million in cash plus acquisition costs of $1,012,790 of related expenses—see note 9. In conjunction with the acquisitions, cash and cash equivalents were provided by acquisitions as follows:
(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Fair value of capital stock issued	$—	—	24,418,070
Fair value of tangible assets acquired excluding cash and cash equivalents	—	(255,361,421)	(28,583,673)
Fair value of intangible assets acquired	—	(34,012,464)	(16,027,217)
Liabilities assumed	—	207,141,662	24,793,331

Cash and cash equivalents provided by (used in) mergers and acquisitions	—	(82,232,223)	4,600,511

Issuance of 2,560,994 Class A shares			17,194,513

Issuance of 774,229 Class A shares			7,223,557

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
On July 12, 2004, the Company completed a private placement of $12.5 million of Series A-1 Senior Convertible Preferred Stock to four unaffiliated institutional investors. The Company initially recognized deferred issuance costs of $1,485,846 ($1,210,655 in cash and $275,191 in seven-year warrants), discounts on beneficial conversion features of $3,073,204 and discounts on fair value of options and warrants of $2,718,959. On July 7, 2005, September 30, 2005, and October 6, 2005, three of the four unaffiliated investors exercised their right to purchase the Series A-2 Convertible Preferred Stock. The Company recognized deferred issuance costs of $247,301 ($187,599 paid in cash and $59,702 in seven year warrants), and a premium of $720,630 related to the liability for the option recorded at the date of the respective exercises.
The Company recognized accretion of those deferrals and discounts amounting to $679,280 in 2004 and $1,418,449 in 2005. These net discounts, premiums and deferrals have decreased the carrying amount of the Convertible Preferred Stock in the statement of financial position. The 4% dividend to the Preferred Stock amounted to $558,236 in 2005 and $249,233 in 2004.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(1)	Summary of Significant Accounting Policies
(a)	Nature of Business

The consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977 and its wholly-owned subsidiaries, CICA Life Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Citizens USA Life Insurance Company (CUSA), Citizens National Life Insurance Company (CNLIC), First Alliance Insurance Company(FAIC), KYWIDE Insurance Management, Inc. (KYWIDE), Mid-American Alliance Corporation (MAAC), Mid American Century Life Insurance Company (MACLIC), Security Alliance Insurance Company (SAIC), Security Plan Life Insurance Company (SPLIC), Security Plan Fire Insurance Company, (SPFIC), Mid-American Associates, Agency, Inc. (MAAAI), and Mid-American Alliance Insurance Agency, Inc. (MAAIA). Citizens and its consolidated subsidiaries are collectively referred to as “the Company.”

During 2004, Citizens acquired SPLIC and its subsidiary, SPFIC. In addition, First Alliance Corporation and Alliance Insurance Management, a dormant subsidiary, were dissolved, and Combined Underwriters Life Insurance Company was renamed CNLIC. On March 1, 2005, FAIC was merged into CICA, and on April 1, 2005, MAAIA was sold to an unrelated party for an immaterial amount. On August 10, 2005, Citizens Insurance Company of America was renamed CICA LIFE Insurance Company of America. On December 8, 2005, MAAC was dissolved, and on December 31, 2005, MACLIC was merged into CICA.

Citizens provides life and health insurance policies through six of its subsidiaries - CICA, CUSA, CNLIC, FAIC, SPLIC and SAIC. CICA issues ordinary whole-life policies international and domestically, and burial insurance, pre-need policies, accident and health specified disease, hospital indemnity and accidental death policies, throughout the midwestern and southern United States. CUSA sells life insurance business in four states and administers an in-force block of life insurance. CNLIC markets life and accident and health insurance business throughout the southern United States. Effective January 1, 2004, CNLIC and CICA entered into a coinsurance agreement with Texas International Life Insurance Company (TILIC), whereby CNLIC and CICA coinsured 100% of its accident and health insurance business with TILIC. Effective December 31, 2004, CNLIC and CICA entered into an administrative services agreement with TILIC whereby TILIC assumed all administration duties and responsibilities of and for the accident and health insurance business of CNLIC. FAIC offers life and annuity business primarily in Kentucky. FAIC was merged into CICA on March 1, 2005. MACLIC markets life and annuity business throughout Missouri and SAIC is a dormant life insurer. MACLIC was

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
merged into CICA on December 31, 2005. SPLIC offers home service life insurance in Louisiana and Mississippi, and SPFIC, a wholly owned subsidiary of SPLIC, writes a limited amount of casualty insurance in Louisiana.
III provides aviation transportation to the Company. CTI provides data processing systems and services as well as furniture and equipment to the Company. FHA is a funeral home operator. KYWIDE, MAAAI and MAAIA are insurance agencies. MAAIA was sold effective April 1, 2005.
(b)	Basis of Presentation

The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant inter-company accounts and transactions have been eliminated.

(c)	Investments

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

Mortgage loans on real estate and policy loans are reported at unpaid principal balances less an allowance for uncollectable amounts. Mortgage loans have an allowance for uncollectable amounts of $50,000 at December 31, 2005 and 2004 which was estimated by the Company based upon historical amounts that proved uncollectable.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
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
The Company had assets with a fair value of $11,557,941 and $30,564,326 at December 31, 2005 and 2004, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.
(d)	Premium Revenue and Related Expenses

Premiums on life and accident and health policies are reported as earned when received or, for short duration contracts, over the contract period on a pro rata basis. Benefits and expenses are associated with earned premiums so as to result in recognition of profits over the estimated life of the contracts. This matching is accomplished by means of provisions for future benefits and the capitalization and amortization of deferred policy acquisition costs.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(g)	Excess of Cost Over Net Assets Acquired and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under the guidelines of SFAS No. 142, excess of cost over net assets acquired (goodwill) and other intangible assets determined to have an indefinite useful life will no longer be amortized. Instead goodwill and other intangible assets with indefinite lives are subjected to annual impairment analyses under SFAS No. 142, while intangibles with definitive lives are amortized over the life of the asset. The Company performed assessments of whether there was an indication that goodwill and intangible assets were impaired on December 31, 2005 and concluded there was no goodwill or intangible impairment as of that date. The Company’s 2004 assessment determined that intangible assets totaling $668,000 were impaired, and amortized the entire amount in 2004. In 2004 and 2005, $432,096 and $235,944, respectively, of intangible assets with definitive lives were amortized.

The Company continually monitors long-lived assets and certain intangible assets, such as excess of cost over net assets acquired, cost of customer relationships acquired and other intangible assets, for impairment. An impairment loss is recorded in the period in which the carrying value of the assets exceeds the fair value of expected future cash flows. Any amounts deemed to be impaired are charged, in the period in which such impairment was determined, as an expense against earnings. No such loss was recorded in 2005 or 2003.

(h)	Participating Policies

At December 31, 2005 and 2004, participating business approximated 47.2% and 45.3%, respectively, of life insurance in force.

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

Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average shares outstanding for the year ended December 31, 2005, were 41,104,737, compared to 41,016,742 for 2004 and 39,720,456 for 2003. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from 7% stock dividends paid in 2005, 2004 and 2003.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
The 2005 stock dividend resulted in the issuance of 2,840,821 Class A shares (including 205,142 treasury shares) and 65,533 Class B shares. The 2004 stock dividend resulted in the issuance of 2,649,695 Class A shares (including 191,722 treasury shares) and 61,246 Class B shares. The 2003 stock dividend resulted in the issuance of 2,476,420 Class A shares (including 179,181 shares in treasury) and 57,239 Class B shares. In addition, 2,560,994 Class A shares were issued in February 2003 in conjunction with the acquisition of First Alliance and 774,229 Class A shares were issued in November 2003 for the acquisition of Mid-American.
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
In July 2004, the Company completed a private placement of $12.5 million of Series A-1 Convertible Preferred Stock to four unaffiliated institutional investors. In addition to the preferred stock, the Company issued warrants to purchase Series A common stock and unit warrants to the investors. The Company also issued warrants to the finders as a portion of finders’ compensation. Three of the four investors exercised the unit warrants in 2005, receiving Series A-2 Convertible Preferred Stock and additional warrants. Additional warrants were also issued to the finders as a portion of their compensation. This private placement, including the respective payments of the 4% dividends, exercise of the unit warrants by three of the investors, the respective conversion, exercise and redemption prices, and other pertinent facts concerning the preferred stock, are discussed below in Note 8.
The following table sets forth the computation of basic and diluted earnings per share:

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003

	Year ended
	December 31
	2005	2004	2003

Basic and diluted income per share:
Numerator:
Net income	$7,302,492	7,731,739	3,126,265
Less: Preferred stock dividend	(558,236)	(249,233)	—
Accretion of deferred issuance costs and discounts on preferred stock	(1,418,449)	(679,280)	—

Net income to common stockholders	$5,325,807	6,803,226	3,126,265

Denominator:
Weighted average shares outstanding	41,104,737	41,016,742	39,720,456

Basic and diluted income per share	$0.13	0.17	0.08

The effects of Series A-1 Convertible Preferred Stock and warrants, along with the Series A-2 Convertible Preferred Stock and warrants, are antidilutive for all periods. The preferred stock is antidilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the year ended December 31, 2005 in relation to the Class A common stock obtainable on conversion exceeds basic income per share. The warrants issued with the preferred stock are also antidilutive because the exercise price is in excess of the average Class A common stock market price for the year ended December 31, 2005.
(j) Income Taxes
For the year ended December 31, 2005, the Company will file seven separate tax returns as follows: 1) Citizens, Inc., CICA, CUSA and all its direct non-life subsidiaries, 2) KYWIDE, 3) CNLIC, 4) MACLIC, 5) SAIC, 6) MAAAI, and 7) SPLIC and SPFIC consolidated return.
For the year ended December 31, 2004, the Company filed ten separate tax returns as follows: 1) Citizens, Inc., CICA, CUSA and all its direct non-life subsidiaries, 2) KYWIDE, 3) CNLIC, 4) FAIC, 5) MACLIC, 6) SAIC, 7) MAAIA, 8) MAAAI, 9) SPLIC and 10) SPFIC.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(k) Accounting Pronouncements
In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs and unearned inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.
In September 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” (“EITF 05-7”). EITF 05-7 provides guidance on whether a modification of conversion options embedded in debt results in an extinguishment of that debt. In certain situations, companies may change the terms of an embedded conversion option as part of a debt modification. The EITF concluded that the change in the fair value of an embedded conversion option upon modification should be included in the analysis of EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instrument,” to determine whether a modification or extinguishment has occurred and that a change in the fair value of a conversion option should be recognized upon the modification as a discount (or premium) associated with the debt, and an increase (or decrease) in additional paid-in capital. EITF 05-7 will be applied prospectively and is effective for all debt modifications occurring in periods beginning after December 15, 2005. EITF 05-7 is not expected to have a material impact on the Company’s consolidated financial statements.
In September 2005, the EITF reached consensus on Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
Feature” (“EITF 05-8”). EITF 05-8 concludes that (i)the issuance of convertible debt with a beneficial conversion feature results in a basis difference that should be accounted for as a temporary difference and (ii) the establishment of the deferred tax liability for the basis difference should result in an adjustment to additional paid in capital. EITF 05-8 will be applied retrospectively for all instruments with a beneficial conversion feature accounted for in accordance with EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and is effective for periods beginning after December 15, 2005. The Company’s Series A-1 Convertible Preferred Stock has a beneficial conversion feature, and we will implement EITF 05-8 in the first quarter of 2006. The implementation is not expected to have a material impact on the financial position, results of operations or liquidity of the Company.
In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board” (“APB”) Opinion No. 29 (“SFAS 153”) was issued. SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are required to be applied prospectively for fiscal years beginning after June 30, 2005. SFAS 153 is not expected to have a material impact on the Company’s consolidated financial statements.
Effective July 1, 2005, the Company adopted EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. As required by EITF 05-6, the Company adopted this guidance on a prospective basis which had no material impact on the Company’s consolidated financial statements.
In June 2005, the Financial Accounting Standards Board (“FASB”) completed its review of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
additional guidance on the meaning of other-than-temporary impairment but has issued FASB Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 is effective on a prospective basis for other-than-temporary impairments on certain investments in periods beginning after December 15, 2005. The Company does not anticipate that the adoption of FSP 115-1 will have a material impact on its consolidated financial statements.
In June 2005, the EITF reached consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. The adoption of this provision of EITF 04-5 did not have a material impact on the Company’s consolidated financial statements. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. The adoption of this provision of EITF 04-5 is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2005, the FASB cleared SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), Implementation Issue No. B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” (“Issue B38”) and Implementation Issue No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (“Issue B39”). Issue B38 clarifies that the potential settlement of a debtor’s obligation to a creditor that would occur upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. Issue B39 clarifies that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issue Nos. B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005, are not expected to have a material impact on the Company’s consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(“SFAS 154”). The statement requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have any impact on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payments” (“SFAS 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.” SFAS 123(R) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(R) also requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which an employee is required to provide service in exchange for an award. The SEC issued a final ruling in April 2005 allowing a public company that is not a small business issuer to implement SFAS 123(R) at the beginning of the next fiscal year after June 15, 2005. The Company does not expect the adoption of the revision of SFAS No. 123 to have a material impact on the consolidated financial statements.
In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act of 2004 (“AJCA”) introduced a one-time dividend received deduction on the repatriation of certain earnings to a U.S. taxpayer. FSP 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans to repatriate foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” The Company does not have any foreign subsidiaries.
At the September 2004 meeting, the EITF reached a consensus with respect to Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” This Issue addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share (EPS). The adoption of Issue No. 04-8 did not have a material effect on our diluted EPS.
(l) Cash Equivalents
The Company considers as cash equivalents all securities whose duration does not exceed 90 days at the date of acquisition.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
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
(o) Reclassifications
Certain reclassifications have been made to the 2003 and 2004 amounts to conform to the 2005 presentation.
(2) Investments
The cost, gross unrealized gains and losses and fair value of investments of fixed maturities and equity securities available-for-sale, as of December 31, 2005 and 2004, are as follows:

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003

	December 31, 2005
		Gross	Gross
		unrealized	unrealized	Fair
	Cost	gains	(losses)	value
Fixed maturities held-to-maturity:
U.S. Treasury securities	$5,509,743	958,269	—	6,468,012
U.S. government-sponsored enterprises	2,129,762	545,438	—	2,675,200

Total fixed maturities held-to-maturity	$7,639,505	1,503,707	—	9,143,212

Fixed maturities available-for-sale:
U.S. treasury securities and obligations of U.S. government corporations and agencies	$14,661,551	297,626	(49,057)	14,910,120
U.S. government-sponsored enterprises	221,676,543	1,595,465	(4,711,665)	218,560,343
Public utilities	2,938,740	41,408	(12,148)	2,968,000
Debt securities issued by States of the United States and political subdivisions of the States	53,504,108	278,743	(490,966)	53,291,885
Corporate debt securities	110,253,175	756,413	(2,386,682)	108,622,906
Securities not due at a single maturity date	54,352,226	35,077	(2,809,390)	51,577,913

Total fixed maturities available-for-sale	$457,386,343	3,004,732	(10,459,908)	449,931,167

Total equity securities available-for-sale	$429,176	202,052	(21,468)	609,760

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003

	December 31, 2004
		Gross	Gross
		unrealized	unrealized	Fair
	Cost	gains	(losses)	value
Fixed maturities held-to-maturity:
U.S. treasury securities	$5,526,171	853,829	—	6,380,000
U.S. government-sponsored enterprises	1,988,053	458,897	—	2,446,950

Total fixed maturities held-to-maturity	$7,514,224	1,312,726	—	8,826,950

Fixed maturities available-for-sale:
US treasury securities and obligations of U.S. government corporations and agencies	$16,693,290	300,262	(54,666)	16,938,886
U.S. government-sponsored enterprises	205,962,439	489,462	(2,322,955)	204,128,946
Public utilities	3,265,725	45,440	(10,283)	3,300,882
Debt securities issued by States of the United States and political subdivisions of the States	31,921,003	287,562	(62,684)	32,145,881
Corporate debt securities	124,753,714	903,773	(400,670)	125,256,817
Securities not due at a single maturity date	58,932,166	354,423	(1,005,303)	58,281,286

Total fixed maturities available-for-sale	$441,528,337	2,380,922	(3,856,561)	440,052,698

Total equity securities available-for-sale	$723,428	343,579	(3,090)	1,063,917

For investments of fixed maturities and equity securities available-for-sale that have unrealized losses as of December 31, 2005, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows:

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003

	Unrealized (losses) more than and less than 12 months
	December 31, 2005
		Gross	Gross
		unrealized	unrealized
		(losses) less	(losses) more
		than 12	than 12	Fair
	Cost	months	months	value
Fixed maturities held-to-maturity	$—	—	—	—

Fixed maturities available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,584,374	(28,274)	—	2,556,100
U.S. Treasury securities and obligations of U.S. government corporations and agencies	3,047,783	—	(20,783)	3,027,000
U.S. Government-sponsored enterprises	107,519,751	(1,921,060)	—	105,598,691
U.S. Government-sponsored enterprises	87,615,990	—	(2,790,605)	84,825,385
Public utilities	923,148	(12,148)	—	911,000
Debt securities issued by States of the United States and political subdivisions of the States	24,464,170	(402,273)	—	24,061,897
Debt securities issued by States of the United States and political subdivisions of the States	8,448,753	—	(88,693)	8,360,060
Corporate debt securities	22,647,046	(821,814)	—	21,825,232
Corporate debt securities	56,128,679	—	(1,564,868)	54,563,811
Securities not due at a single maturity date	12,663,940	(520,506)	—	12,143,434
Securities not due at a single maturity date	40,716,608	—	(2,288,884)	38,427,724

Total fixed maturities available-for-sale	$366,760,242	(3,706,075)	(6,753,833)	356,300,334

Equity securities available-for-sale	$139,408	(18,370)	(3,098)	117,940

The fixed maturities available-for-sale in a gross unrealized loss situation for more than 12 months are primarily investments in callable instruments issued by U.S. government agencies and current loss position primarily relates to the interest rate environment. It is remote that unrealized losses on these instruments will result in realized losses, because the Company has the intent and believes it has the ability to hold these securities to the call date or maturity date. These securities are being

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
monitored by the Company to determine if the unrealized loss as of December 31, 2005 indicates that there is a loss which is other-than-temporary. As of December 31, 2005, the Company has determined that there is no need to establish a new cost basis for these securities for the reasons stated above.
The majority of the fixed maturities available-for-sale that have been in a continuous loss situation for less than 12 months are from investments owned by SPLIC. The losses are due to the coupon interest rate being less than the prevailing market interest rates at December 31, 2005. The Company has determined that there is no need to establish a new cost basis for these securities for the reasons stated above.
Gross unrealized losses on equity securities available-for-sale were $21,468 as of December 31, 2005. Of this amount, $3,098 at December 31, 2005 have been in a continuous loss situation for more than 12 months. As of December 31, 2005, the Company has determined that there is no need to establish a new cost basis.
The amortized cost and fair value of fixed maturities at December 31, 2005 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Fixed maturities held-to-maturity

	Amortized
	cost	Fair value
Due after ten years	$7,639,505	9,143,212

Fixed maturities available-for-sale

	Amortized
	cost	Fair value
Due in one year or less	$15,130,057	14,944,322
Due after one year through five years	39,676,838	38,641,376
Due after five years through ten years	31,692,412	30,939,025
Due after ten years	316,534,810	313,828,531

	403,034,117	398,353,254
Securities not due at a single maturity date	54,352,226	51,577,913

Totals	$457,386,343	449,931,167

The securities not due at a single maturity date are obligations of the U.S. government corporations and agencies.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
The Company had no investments in any one entity that exceeded 10% of stockholders’ equity at December 31, 2005 other than investments guaranteed by the U.S. government.
The Company’s investment in mortgage loans is concentrated 63% in Texas, 8% in Colorado and 29% in Louisiana as of December 31, 2005.
Major categories of net investment income are summarized as follows:

	Year ended December 31,
	2005	2004	2003
Investment income on:
Fixed maturities	$21,571,720	15,442,537	12,713,559
Equity securities	15,586	35,770	34,582
Mortgage loans on real estate	330,156	36,510	50,215
Policy loans	1,494,196	1,392,498	1,541,237
Long-term investments	1,325,513	1,303,747	916,346
Other	578,766	292,680	122,365

	25,315,937	18,503,742	15,378,304
Investment expenses	(1,747,753)	(1,499,070)	(1,056,029)

Net investment income	$23,568,184	17,004,672	14,322,275

Proceeds and gross realized gains (losses) from sales and maturities of fixed maturities available-for-sale, and fixed maturities held to maturity for 2005, 2004 and 2003 are summarized as follows:

	Year ended December 31,
	2005	2004	2003
Proceeds	$108,314,217	132,438,693	162,273,703

Gross realized gains	$324,257	1,714,888	1,543,954

Gross realized (losses)	$(121,377)	(1,350,862)	(311,801)

Proceeds and gross realized gains (losses) from sales of equity securities available-for-sale for 2005, 2004 and 2003 are summarized as follows:

	Year ended December 31,
	2005	2004	2003
Proceeds	$615,945	62,500	838,416

Gross realized gains	$321,693	—	18,344

Gross realized (losses)	$(3)	(98)	(676)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
Realized gains (losses) are as follows:

	Year ended December 31,
	2005	2004	2003
Realized gains (losses):
Fixed maturities & held to maturity	$202,880	364,026	1,232,153
Equity securities	321,690	(98)	17,668
Loss from early extinguishment of a liability	—	—	563,055
Gain from the sale of property, plant and equipment	505,329	45,064	70,229
Loss on other invested assets	(610,626)	(19,964)	—

Net realized gains	$419,273	389,028	1,883,105

As a result of the coinsurance agreement discussed in note 5, a subsidiary sold held to maturity securities in 2004 to enable the subsidiary to settle its obligations under the coinsurance agreement.
(3)	Cost of Customer Relationships Acquired and Excess of Cost Over Net Assets Acquired

Cost of customer relationships acquired is summarized as follows:

	Year ended December 31,
	2005	2004	2003
Balance at beginning of period	$44,904,581	16,884,456	14,191,172
Increase (decrease) related to:
Acquisitions	—	33,942,464	8,835,099
Amortization (1)	(5,645,305)	(5,922,339)	(6,141,815)

Balance at end of period	$39,259,276	44,904,581	16,884,456

(1)	See note 5 below regarding the coinsurance agreements entered into effective January 1, 2004.
Estimated amortization of cost of customer relationships acquired in each of the next five years is as follows. Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

Year	Amount
2006	$5,007,670
2007	4,756,330
2008	4,504,990
2009	4,253,651
2010	4,148,654
Thereafter	16,587,981

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
Excess of cost over net assets acquired is summarized as follows:

	Year ended December 31,
		Accumulated
	Gross	amortization	Net
Balance at December 31, 2002	$12,851,704	(5,068,299)	7,783,405

Acquisition	5,155,457	—	5,155,457

Balance at December 31, 2003	$18,007,161	(5,068,299)	12,938,862

Adjustment of purchase accounting on acquisition	(536,872)	—	(536,872)

Balance at December 31, 2004 and 2005	$17,470,289	(5,068,299)	12,401,990

(4)	Policy Liabilities

Various assumptions used to determine the future policy benefit reserves include the following: a) valuation interest rates from 4 to 9%, b) mortality assumptions are from the 1955 to 1960, 1965 to 1970, and 1975 to 1980 Select and Ultimate mortality tables and c) withdrawals are based primarily on actual historical termination rates.

The following table presents information on changes in the liability for life and accident and health policy and contract claims for the years ended December 31, 2005, 2004 and 2003.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003

	2005	2004	2003
Policies and contract claims payable at January 1	$8,282,508	5,648,288	4,794,096
Less: reinsurance recoverable	2,713,719	1,143,562	266,841

Net balance at January 1	5,568,789	4,504,726	4,527,255

Acquisitions of First Alliance, Mid-American and Security Plan		3,714,520	21,339
Less: reinsurance recoverable	—	—	—

Net acquired balance	—	3,714,520	21,339

Add: claims incurred, related to:
Current year	27,927,866	12,744,274	16,305,954
Prior years	(1,212,110)	(1,832,821)	(489,130)

	26,715,756	10,911,453	15,816,824

Deduct: claims paid, related to:
Current year	21,037,205	11,513,517	12,599,343
Prior years	4,356,679	2,048,393	3,261,349

	25,393,884	13,561,910	15,860,692

Net balance December 31	6,890,661	5,568,789	4,504,726
Plus: reinsurance recoverable	4,336,246	2,713,719	1,143,562

Policy and contracts payable, December 31	$11,226,907	8,282,508	5,648,288

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

In the normal course of business, the Company reinsures portions of certain policies that it underwrites to limit disproportionate risks. During 2005 and 2004, the Company retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life. Our health insurance policies are substantially all reinsured on a 100% coinsurance basis. The Company remains contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
Assumed and ceded reinsurance activity as of December 31, 2005 and 2004 is summarized as follows:

	2005	2004
Aggregate assumed life insurance in force	$592,636,000	488,312,000

Aggregate ceded life insurance in force	$(221,793,000)	(265,001,000)

Net life insurance in force	$4,058,072,000	3,736,355,000

Premiums and claims and surrenders assumed and ceded for the years ended December 31, 2005, 2004 and 2003 are summarized as follows:

	2005	2004	2003
Premiums assumed	$571,007	636,361	463,629

Premiums ceded	$(13,867,350)	(15,388,824)	(1,793,912)

Claims and surrenders assumed	$561,177	626,592	457,899

Claims and surrenders ceded	$(20,432,902)	(12,217,456)	(1,809,188)

Amounts paid or deemed to have been paid for reinsurance contracts are recorded as reinsurance receivables. The cost of reinsurance related to long duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.
On March 9, 2004, the Company entered into coinsurance agreements, effective January 1, 2004, and ceded approximately $15 million of its annual accident and health premium and corresponding benefits and claims. In consideration for these cessions, the Company made a closing settlement payment of $10,439,830 to the reinsurer in June 2004. Due to this cession, the Company reduced its January 1, 2004 deferred policy acquisition costs, cost of customer relationships acquired and policy benefit reserve of $2,197,434, $2,886,060 and $14,960,408, respectively, and recorded an amount payable to the reinsurer of $10,439,830, resulting in a loss of $562,916. The coinsurance agreement provides that this ceded business will revert to the reinsurer when a parallel assumption reinsurance agreement is approved by the various state insurance departments holding jurisdiction. The Company also participates in future profits on the accident and health business subject to the coinsurance agreements over a 10-year period. During 2004, the Company recognized approximately $809,000 as profit under the agreements. No amounts were recognized in 2005. Negotiations were underway as of December 31, 2005, with the assuming party to sell CNLIC, which represents approximately 70% of the ceded business. A formal contract was signed in the first quarter of 2006, and is expected to close by mid-year. The remaining 30% of the business will continue to be ceded under the existing coinsurance agreements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
SPFIC had reinsurance agreements in place to protect it from catastrophic events such as Hurricanes Katrina and Rita that struck Louisiana in 2005. The agreements in place during 2005 provided that SPFIC bore responsibility for the first $250,000 of incurred claims. Reinsurers indemnified SPFIC for losses in excess of $250,000 up to $7.1 million per event. Any amount over that was SPFIC’s responsibility. The Company incurred claims of approximately $750,000 in excess of $7.1 million on Hurricane Katrina. Once the cap was met, SPFIC had an opportunity to pay for “2nd event” coverage, upon payment of approximately $400,000 in premium. SPFIC elected to do so and the claims for Hurricane Rita were covered under this second event reinsurance. Through December 31, 2005, claims related to Hurricane Rita were approximately $3.7 million and were 100% reinsured. For calendar year 2006, SPFIC elected to increase the amount of 1st event catastrophe reinsurance to $10 million and raise the deductible to $500,000 by paying an annual premium of $798,750.
(6)	Stockholders’ Equity and Restrictions

The two classes of common stock of the Company are equal in all respects, except (a) each Class A share receives twice the cash dividends paid on a per share basis to the Class B common stock; and (b) the Class B common stock elects a simple majority of the Board of Directors of Citizens and the Class A common stock elects the remaining directors.

Generally, the net assets of the insurance subsidiaries available for transfer to the Company are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Total insurance surplus at December 31, 2005 was $100,737,573. Payments of dividends in excess of such amounts would generally require approval by the regulatory authorities. Based upon statutory net gain from operations and surplus of the individual insurance companies as of and for the year ended December 31, 2005 approximately $12,614,934 of dividends could be paid to the Company without prior regulatory approval in 2006.

CICA, CUSA, CNLIC, SAIC and SPLIC have calculated their risk based capital (RBC) in accordance with the National Association of Insurance Commissioners’ Model Rule and the RBC rules as adopted by their respective state of domicile. The RBC as calculated for CICA, CUSA, CNLIC, SAIC and SPLIC as of December 31, 2005 exceeded levels requiring company or regulatory action.
(7)	Revolving Line of Credit and Term Loan

On March 22, 2004, the Company entered into a revolving loan agreement with Regions Bank establishing a commitment for a line of credit of $30,000,000 that matured on March 22, 2005. It was extended at maturity until September 21, 2005.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
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

Documents to renew the line of credit through October 2006, and to increase the borrowing capacity to $75 million were executed in November 2005. The line of credit provides for a maximum of $5,000,000 for general corporate purposes not related to acquisition of insurance companies. Although the line of credit was increased, additional borrowing above the $30 million amount will require the prior written approval of the holders of the Company’s preferred stock. No amount was outstanding on this line at December 31, 2005.

(8) Convertible Preferred Stock

On July 12, 2004, the Company completed a private placement of $12.5 million of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to four unaffiliated institutional investors. The Company used the net proceeds from the sale of the Series A-1 Preferred as part of the purchase price for the acquisition of SPLIC discussed above. Along with the Series A-1 Preferred, the Company also issued warrants to purchase 543,790 shares of Class A common stock, at an exercise price of $6.95 per share, and unit warrants to purchase Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”).

The conversion, exercise and redemption prices set forth in this Note 8, along with the numbers of shares and warrants (except for the 25,000 Series A-1 Preferred shares referenced above), have been adjusted for the respective stock dividends paid December 31, 2004 and December 30, 2005.

The Company may, at its option, subject to certain conditions, increase the issue by $12.5 million to $25 million by requiring the investors to make additional payments for their shares of Series A-1 Preferred. To the extent the Company increases the issue from $12.5 million, the number of Class A common shares that may be purchased pursuant to the seven-year warrants would increase proportionately.

The 25,000 shares of Series A-1 Preferred carry a 4% per annum dividend, payable in cash or, if certain conditions are met, shares of the Company’s Class A common stock.

The Series A-1 Preferred is convertible at the option of the investors at any time into shares of Class A common stock at a conversion price of $6.33 per share and are mandatorily redeemable five years after their issuance if not converted prior to the redemption date. The Series A-1 Preferred can be converted into an aggregate of

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
1,974,723 Class A common shares. In addition, the Company may, if certain conditions have been met, redeem the Series A-1 Preferred by issuing shares of its Class A common stock to the Series A-1 Preferred holders at a minimum price of $6.11 per common share. This redemption would result in the issuance of 2,045,826 Class A common shares.

The Company could be required to redeem the Series A-1 Preferred if the average market price (for a consecutive 42-day trading period) is $5.50 per share or less. The Company can choose to redeem for cash or Class A common stock. If the average price is less than $3.50 per common share, the redemption must be in cash. Redemption rights terminate if the price per share of Class A common stock exceeds 130% ($8.23) of the conversion price of the Series A-1 Preferred for any 25 consecutive trading days.

The unit warrants, which were also issued on July 12, 2004, entitled the investors to purchase from the Company up to $5 million of Series A-2 Preferred. Three of the four investors exercised their unit warrants, for an exercise price of approximately $3.75 million, before the unit warrants expired in October 2005. The three issuances of Series A-2 Preferred are convertible into Class A common stock at conversion prices equal to 110% of the average market closing prices of the Class A common stock for the 30 trading days before the respective dates of issuance of the Series A-2 Preferred to the three investors. The redemption period for the Series A-2 Preferred expires on July 12, 2009.

On July 7, 2005, the first of the three investors to do so exercised its unit warrant and purchased 1,338 shares of Series A-2 Preferred for $1,250,468, convertible into Class A common stock at $6.11 per common share, and seven year warrants to purchase 56,219 shares of Class A common stock at an exercise price of $6.72 per share.

On September 30, 2005, the second investor exercised its unit warrant, purchasing 1,338 shares of Series A-2 Preferred for $1,250,468, convertible into Class A common stock at $7.26 per common share, and seven year warrants to purchase 47,351 shares of Class A common stock at an exercise price of $7.99 per share.

In early October 2005, the third investor exercised its unit warrant, purchasing 1,338 shares of Series A-2 Preferred for $1,250,468, convertible into Class A common stock at $7.20 per common share, and seven year warrants to purchase 47,779 shares of Class A common stock at an exercise price of $7.92 per share.

In connection with the issuance of Series A-1 Preferred and associated warrants in July 2004, the finders with respect to these transactions received, as part of the finders’ compensation, warrants to purchase 98,835 shares of Series A common stock at an exercise price of $6.95 per share. In connection with the issuances of Series A-2 Preferred and associated warrants in 2005, the finders received, as part of the finders’

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
compensation, warrants to purchase 27,525 shares of Class A common stock at exercise prices ranging from $6.72 to $7.99. In October 2005, the remaining series A-2 Preferred Stock and associated warrants expired without the fourth investor exercising their option.

At July 12, 2004, the Company initially recognized deferred issuance costs of $1,485,846, a discount on the beneficial conversion feature of $3,073,204 and discounts on fair values of options and warrants of $2,718,959, respectively, as offsets against the $12.5 million issuance of the Series A-1 Preferred. The beneficial conversion feature represents the difference at July 12, 2004 between the $6.33 redemption price per share of the Series A-1 Preferred and the effective conversion price, taking into account embedded warrants and options based upon the number of shares to be converted at inception. This intrinsic value of the beneficial conversion feature at July 12, 2004 reduced the carrying value of the Series A-1 Preferred on the statement of financial position with an equal amount credited to the Class A common stock. This discount for the beneficial conversion feature is reduced and amortized to retained earnings over the five-year redemption period of the Series A-1 Preferred using the effective interest method. These deferred issuance and discount costs are being amortized to retained deficit over the period until redemption using the effective interest method. On July 7, 2005, September 30, 2005 and October 6, 2005, three of the four unaffiliated investors exercised their right to purchase the Series A-2 Convertible Preferred Stock. The Company recognized deferred issuance costs of $247,301 and a premium of $720,630 related to the liability for the option recorded at the date of the respective exercises. At December 31, 2005 and 2004, there was $1,026,067 and $1,097,660 in unaccreted deferred issuance costs and $3,679,794 and $5,501,689 in unaccreted net discount costs, respectively.

The initial July 12, 2004 recognition of the beneficial conversion feature and discounts on fair values of options and warrants resulted in $3,073,204 of additional paid-in capital for the Class A common stock and $2,944,150 of liabilities for options and warrants. Changes in the fair value of options and warrants are recognized in the statement of operations with a corresponding change in the liabilities for options and warrants.

On September 30, 2004, the Company declared its initial 4% dividend to the Series A-1 Preferred shareholders. The Company paid the dividend by issuing 19,396 shares of its Class A common stock valued at $115,794. On December 31, 2004, the Company declared the second quarterly dividend, consisting of 20,948 shares of its Class A common Stock valued at $133,439. On March 31, 2005, the Company paid the third quarterly dividend, consisting of 23,536 shares of its Class A common stock valued at $130,860. On June 30, 2005, the Company paid the fourth quarterly dividend, consisting of 21,712 shares of its Class A common stock valued at $132,443. On September 30, 2005, the Company paid the fifth quarterly dividend, consisting of 20,328 shares of its Class A common stock valued at $130,506. Of this, 1,740 shares of Class A common stock valued at $11,280 were paid because of the unit warrant exercise and issuance of Series A-2 Preferred on July 7, 2005. On

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
December 31, 2005, the Company paid the sixth quarterly dividend resulting in the issuance of 30,170 shares of its Class A common stock valued at $164,427. Of this, 6,866 shares of Class A common stock valued at $37,420 were paid to holders of the Series A-2 Preferred.

(9)	Mergers and Acquisitions

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

At October 31, 2004
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
Of the acquired intangible assets, $70,000 was assigned to state insurance department licenses that are not subject to amortization and $33,942,464 was assigned to cost of customer relationships acquired that will be amortized over the anticipated premium paying period of the related policies. No goodwill was recognized.

The unaudited pro forma results from operations for the years ending December 31, 2004 and 2003, as if SPLIC had been owned since January 1 of each year, are shown below.

	Year Ended December 31, 2004
	As Reported	Pro Forma
Revenue	$102,825,678	144,254,188
Net Income	7,731,739	12,552,165
Net Income Per Share	0.17	0.28

	Year Ended December 31, 2003
	As Reported	Pro Forma
Revenue	$95,102,763	149,692,761
Net Income	3,126,265	9,023,982
Net Income Per Share	0.08	0.23
The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from 7% stock dividends paid in 2005, 2004 and 2003.

(10)	Contingencies
Cause Number 03-0505; Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in the Supreme Court of Texas. This lawsuit has been certified by the Texas District Court, Austin, Texas, and affirmed by the Court of Appeals for the Third District of Texas. The Company appealed the grant of class status to the Texas Supreme Court, with oral arguments occurring on October 21, 2004. No decision has yet been rendered by the Texas Supreme Court.
The suit names as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to two non-U.S. trusts for the purchase of the Company’s Class A common stock. It alleges that the life insurance policies which the Company made available to these non-U.S. residents, when combined with a policy feature which allows policy dividends to be assigned to non-U.S. trusts for the purpose of accumulating ownership of the Company’s Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of Texas securities laws. The remedy sought is rescission and return of the insurance premium payments and other amounts.
The Company asserts, among other things, that U.S. law, including Texas law, does not apply to the operations of the trusts, and therefore, no securities registration provisions apply, nor do U.S. laws relating to broker-dealer registration apply. Further, it is the Company’s position that the securities claims, based on Texas securities laws, are not valid, that no broker-dealer registration is required of the Company or its marketing consultants, and the class as defined is not appropriate for class certification because it does not meet the legal requirements for class action treatment under Texas law.

The Company intends to continue to defend vigorously against class certification, as well as against the other claims in the case. However, the Company is unable to determine the potential financial magnitude of the claims if the class certification were to become final and the plaintiff was able to prevail on the substantive claims, although the Company would expect a significant adverse financial impact from an adverse final class action judgment.
The Company is also a party to various legal proceedings incidental to its business. The Company has been named as a defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. In the opinion of management, the ultimate liability, if any, resulting from any contingent liabilities that might arise from such litigation, is not material in relation to the financial position or results of operations of the Company. Reserves for claims payable are based on the expected claim amounts to be paid after a case-by-case review of the facts and circumstances relating to each claim. A contingency exists with regard to these reserves until the claims are adjudicated and paid.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
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
Geographic Areas - The following summary represents financial data of the Company’s continuing operations based on their location.

	2005	2004	2003
Revenues
U.S.	$64,640,672	29,939,769	31,756,796
Non-U.S.	79,674,651	72,885,909	63,345,967

Total Revenues	$144,315,323	102,825,678	95,102,763

The following summary, representing revenues and pre-tax income from continuing operations and identifiable assets for the Company’s reportable segments as of and for the years ended December 31, 2005, 2004 and 2003, is as follows:

Year Ended December 31	2005	2004	2003
Revenue
International Life	$79,674,651	72,885,909	63,345,967
Home Service Business	49,692,366	12,345,741	—
Domestic Life	14,048,666	16,806,481	18,020,466
Domestic Health	899,640	787,547	13,736,330

Total consolidated revenue	$144,315,323	102,825,678	95,102,763

Premiums and Annuity and Universal Life Consideration
International Life	$68,444,072	59,213,856	51,972,432
Home Service Business	37,719,751	9,587,052	—
Domestic Life	11,603,183	13,579,045	11,270,023
Domestic Health	899,640	787,547	14,784,958

Total consolidated premium income	$118,666,646	83,167,500	78,027,413

Net Investment Income
International Life	$10,142,576	11,414,138	9,539,769
Home Service Business	11,572,842	2,875,368	—
Domestic Life	1,852,766	2,715,166	4,594,403
Domestic Health	—	—	188,103

Total consolidated net investment income	$23,568,184	17,004,672	14,322,275

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003

Amortization expense:
International Life	$8,272,807	7,473,167	9,035,478
Home Service Business	4,770,155	848,572	—
Domestic Life	3,151,317	4,253,083	4,216,119
Domestic Health	—	—	5,665,479

Total consolidated amortization expense	$16,194,279	12,574,822	18,917,076

Realized gains (losses)
International Life	$96,750	635,492	1,254,297
Home Service Business	304,849	(397,633)	—
Domestic Life	17,674	151,169	628,808
Domestic Health	—	—	—

Total consolidated realized gains (losses)	$419,273	389,028	1,883,105

Income (loss) before federal income tax:
International Life	$5,761,991	8,840,612	4,959,621
Home Service Business	5,902,227	2,510,941	—
Domestic Life	33,820	(2,946,087)	(302,259)
Domestic Health	97,883	(317,706)	(1,369,040)

Total consolidated income before Federal income taxes	$11,795,921	8,087,760	3,288,322

	2005	2004
Assets as of December 31:
International Life	$233,529,849	225,359,680
Home Service Business	300,946,232	298,396,206
Domestic Life	115,320,962	123,160,286
Domestic Health	12,091,768	14,295,390

Total	$661,888,811	661,211,562

Major categories of premiums are summarized as follows:

	Year ended December 31,
	2005	2004	2003
Premiums and annuity and universal life considerations:
Ordinary life	$109,890,939	77,110,880	60,395,058
Annuity and universal life	3,021,299	3,519,523	2,383,768
Group life	567,463	636,361	463,629
Accident and health	1,560,136	787,547	14,784,958
Casualty	3,626,809	1,113,189	—

Total premiums and annuity and universal life considerations	$118,666,646	83,167,500	78,027,413

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
The following table sets forth the Company’s total yearly percentage of direct premiums by geographic area for the years indicated:

Area	2005	2004	2003
Colombia	15.6%	14.4	19.6
Argentina	6.4	6.7	11.4
Venezuela	5.4	5.1	6.7
Taiwan	5.3	2.9	2.5
Uruguay	2.4	2.6	5.0
Other Foreign	17.4	14.8	18.9
Louisiana	30.4	15.4	1.7
Texas	6.9	8.0	12.8
Kentucky	2.2	3.4	6.8
Oklahoma	2.6	3.3	5.7
Other States	5.4	23.4	8.9

Total	100.0%	100.0	100.0

(12)	Income Taxes

A reconciliation of Federal income tax expense computed by applying the Federal income tax rate of 34% to income before Federal income tax expense is as follows:

	2005	2004	2003
Expected tax expense	$4,010,613	2,749,838	1,118,029
Change in valuation allowance	1,102,538	(1,318,931)	—
Tax-exempt interest	(229,606)	(9,680)	(49,130)
Small life insurance company deduction	—	(103,167)	(320,324)
Adjustment of prior year taxes	(143,945)	(590,489)	(658,980)
Basis difference in investments	—	(314,234)	—
Other	(246,171)	(57,316)	72,462

Federal income tax expense	$4,493,429	356,021	162,057

Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 consists of:

	2005	2004	2003
Current	$1,590,567	1,473,469	249,869
Deferred	2,902,862	(1,117,448)	(87,812)

	$4,493,429	356,021	162,057

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below.

	2005	2004
Deferred tax assets:
Future policy benefit reserves	$21,126,115	20,309,812
Net operating loss carryforwards	5,022,328	4,162,646
Due and accrued dividends and expenses	561,852	1,356,726
Investments available-for-sale	2,473,361	385,951
Other	1,208,794	449,528

Total gross deferred tax assets	30,392,450	26,664,663
Valuation allowance	(1,102,538)	—

Total gross deferred tax assets net of valuation allowance	29,289,912	26,664,663
Deferred tax liabilities:
Deferred policy acquisition costs, cost of customer relationships acquired and intangible assets	(28,127,247)	(24,506,530)
Investments amortization	(2,769,760)	(2,860,059)
Other	(13,744)	(103,461)

Total gross deferred tax liabilities	(30,910,751)	(27,470,050)

Net deferred tax (liability) asset	$(1,620,839)	(805,387)

In addition, the acquisition of SPLIC resulted in the recognition of deferred tax liabilities of $4,851,162 in accordance with SFAS No. 141, “Business Combinations.” A summary of the changes in the components of deferred federal income taxes for 2005 and 2004 is as follows:

	2005	2004
Deferred tax assets (liabilities):
Balance January 1	$(805,387)	1,887,048
Deferred tax benefit (expense)	(2,902,862)	1,117,448
Acquisition of Security Plan	—	(4,851,162)
Investments available-for-sale	2,087,410	1,041,279

Balance December 31	$(1,620,839)	(805,387)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
The Company and its subsidiaries had net operating losses at December 31, 2005 available to offset future taxable income of approximately $14,908,000 for Federal income tax, substantially all of which expire through 2024. A portion of the net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code. At December 31, 2005, the Company determined that as a result of the Company’s income, projected future income, tax planning strategies, and the nature of the items from which its deferred tax assets are derived, it is more likely than not that its deferred tax assets, net of the established valuation allowance, would be realized. The Company established a valuation allowance for the net deferred tax asset, in the amount of $1,102,538, related to CNLIC as a result of the proposed sale of that company. At December 31, 2004, the Company, based on its estimates of projected future income, determined that no valuation allowance was appropriate and released the allowance previously established in the amount of $1,318,931.

At December 31, 2005, the Company had accumulated approximately $3,291,000 in its “policyholders’ surplus account.” This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated. No new additions will be made to this account. Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to the shareholder, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction. The Company does not anticipate any transactions that would cause any part of this amount to become taxable. However, should the balance at December 31, 2005 become taxable, the tax computed at present rates would be approximately $1,119,000.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003

	2005		2004
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets:
Fixed maturities	$457,570,672	459,074,379	447,566,922	448,879,648
Equity securities	609,760	609,760	1,063,917	1,063,917
Cash and cash equivalents	18,311,105	18,311,105	31,720,787	31,720,787

Mortgage Loans	833,464	929,453	349,611	471,091

Financial liabilities:
Annuities	19,440,486	19,440,486	16,913,432	16,913,432
Fair values for fixed income securities and equity securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.
Mortgage loans are secured principally by residential properties. Weighted average interest rates for these loans as of December 31, 2005 and 2004, were approximately 8.9%, with maturities ranging from one to fifteen years. Management estimated the fair value using an interest rate of 6.25% at December 31, 2005 and 2004.
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
Policy loans have a weighted average interest rate of 7.5% as of December 31, 2005 and 7.4% as of December 31, 2004, and have no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies that the Company has in force and cannot be valued separately.
For cash and cash equivalents, accrued investment income, amounts recoverable from reinsurers, other assets, federal income tax payable and receivable, dividend accumulations, commissions payable, amounts held on deposit, and other liabilities,

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
the carrying amounts approximate fair value because of the short maturity of such financial instruments.

(14)	Other Comprehensive Loss

The changes in the components of other comprehensive loss are reported net of income taxes of 34% for the periods indicated as follows:

	Year ended December 31, 2005
	Pre-tax	Tax	Net
	Amount	Effect	Amount
Unrealized loss on securities:
Unrealized holding loss arising during the period	$(5,614,872)	1,909,056	(3,705,816)
Add: reclassification adjustment for gains included in net income	(524,570)	178,354	(346,216)

Other comprehensive loss	$(6,139,442)	2,087,410	(4,052,032)

	Year ended December 31, 2004
	Pre-tax	Tax	Net
	Amount	Effect	Amount
Unrealized loss on securities:
Unrealized holding loss arising during the period	$(2,698,657)	917,543	(1,781,114)
Add: reclassification adjustment for gains included in net income	(363,928)	123,736	(240,192)

Other comprehensive loss	$(3,062,585)	1,041,279	(2,021,306)

	Year ended December 31, 2003
	Pre-tax	Tax	Net
	Amount	Effect	Amount
Unrealized loss on securities:
Unrealized holding loss arising during the period	$(2,250,059)	765,021	(1,485,038)
Add: reclassification adjustment for gains included in net income	(1,249,821)	424,941	(824,880)

Other comprehensive loss	$(3,499,880)	1,189,962	(2,309,918)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(15) Quarterly Financial Information (Unaudited)
The following table contains selected unaudited consolidated financial data for each calendar quarter.

	2005
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Revenues	$38,535,621	36,188,161	34,194,864	35,396,677
Expenses	33,062,386	33,942,286	33,470,275	32,044,455
Federal income tax expense	2,379,429	759,000	362,264	992,736
Net income	3,093,806	1,486,875	362,325	2,359,486
Basic and diluted earnings per share	.06	.02	.00	.05

	2004
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Revenues	$37,301,076	23,533,953	21,885,686	20,104,963
Expenses	33,370,899	21,285,627	20,453,023	19,628,369
Federal income tax expense	(1,051,886)	755,341	547,715	104,851
Net income	4,982,063	1,492,985	884,948	371,743
Basic and diluted earnings per share	.11	.03	.02	.01
(16) Subsequent Events
The Company has entered into an agreement to sell 100% of the common stock of CNLIC to Texas International Life Insurance Company (TILIC) in 2006. Approval of the sale by the Texas Department of Insurance (TDI) is expected in mid 2006. The Company has also asked the TDI to approve an extraordinary dividend from CNLIC in the amount of $3.2 million, to be paid prior to the closing of the sale. The Company and TILIC will also enter into a coinsurance agreement prior to the closing of the sale, whereby the Company will assume 100% of CNLIC’s life insurance business. The sale agreement would produce a loss, net of tax, of less than $350,000, based on information at December 31, 2005; however, the actual loss will differ due to the results of operations in 2006 prior to the sale.

Schedule II
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Statements of Financial Position
December 31, 2005 and 2004

	2005	2004
Assets
Investment in subsidiaries (1)	$140,164,717	138,199,548
Fixed maturities available-for-sale, at fair value	7,337,400	2,888,260
Mortgage loans	304,762	27,305
Accrued investment income	106,436	51,975
Real estate	748,268	910,107
Cash	1,227,266	402,070
Other assets	1,984,804	2,740,125
Note Receivable (1)	—	30,000,000

Total assets	$151,873,653	175,219,390

Liabilities and Stockholders’ Equity

Liabilities -
Accrued expense and other	$1,777,869	1,448,978
Note payable	—	30,000,000
Liabilities for options and warrants	1,587,151	2,738,062

Total Liabilities	3,365,020	34,187,040

Cumulative convertible preferred stock	11,545,543	5,901,271

Stockholders’ equity:
Common stock:
Class A	214,307,665	198,266,955
Class B	3,184,350	2,827,191
Retained deficit	(64,717,088)	(55,321,287)
Accumulated other comprehensive loss:
Unrealized investment losses on securities held by parent and subsidiaries, net of tax	(4,801,231)	(749,199)
Treasury stock	(11,010,606)	(9,892,581)

Total stockholders’ equity	$136,963,090	135,131,079

Total liabilities and stockholders’ equity	$151,873,653	175,219,390

(1)	Eliminates in consolidation.
     See accompanying report of independent registered public accounting firm.

Schedule II, Continued
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Statements of Operations
Years ended December 31, 2005 and 2004 and 2003

	2005	2004	2003
Revenues:
Management service fees (1)	$27,371,938	17,931,352	19,570,459
Investment income	186,810	167,996	134,546
Other	7,424	2,355	12,472
Realized gains (losses)	58,701	(793)	4,450

Total revenues	27,624,873	18,100,910	19,721,927

Expenses:

General	25,323,042	17,326,989	19,080,752
Taxes	1,471,574	888,943	580,490

Total expenses	26,794,616	18,215,932	19,661,242

Income (loss) before equity in income of unconsolidated subsidiaries	830,257	(115,022)	60,685
Equity in income of unconsolidated subsidiaries (1)	6,472,235	7,846,761	3,065,580

Net income	$7,302,492	7,731,739	3,126,265

(1)	Eliminates in consolidation.
     See accompanying report of independent registered public accounting firm.

Schedule II, Continued
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows provided by (used in) operating activities:
Net income	$7,302,492	7,731,739	3,126,265
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized losses (gains)	(58,701)	793	(4,450)
Equity in net income of unconsolidated subsidiaries	(6,472,235)	(7,846,761)	(3,065,580)
Accrued expenses and other liabilities	328,891	488,555	13,973
Depreciation	78,889	72,658	62,895
Change in accrued investment income	(54,461)	7,895	(35,952)
Other	395,545	(599,256)	(487,920)

Net cash provided by (used in) operating activities	1,520,420	(144,377)	(390,769)

Cash flows from investing activities:
Purchase of fixed maturities, available-for-sale	(5,500,000)	(450,000)	(3,750,000)
Maturities of fixed maturities, available-for-sale	950,000	700,000	3,110,000
Payoff of note receivable	30,000,000	—	—
Capital contribution to subsidiaries	—	(11,000,000)	—
Sale of real estate	212,710	3,027	—
Issuance of note receivable	—	(30,000,000)	—
Payoff of collateral loan	100,000	—	—
Purchase of real estate	(21,739)	(113,572)	(143,918)

Net cash provided by (used in) investing activities	25,740,971	(40,860,545)	(783,918)

Cash flows from financing activities:
Payoff of note payable	(30,000,000)	—	—
Proceeds from note payable	—	30,000,000	—
Proceeds from issuance of convertible preferred stock	3,751,404	12,500,000	—
Payment of convertible preferred stock issuance costs	(187,599)	(1,210,655)	—

Net cash provided by (used in) financing activities	(26,436,195)	41,289,345	—

Net increase (decrease) in cash	825,196	284,423	(1,174,687)
Cash at beginning of year	402,070	117,647	1,292,334

Cash at end of year	$1,227,266	402,070	117,647

     See accompanying report of independent registered public accounting firm.

Schedule III
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Supplementary Insurance Information
As of December 31, 2005 and 2004

	2005	2004
Deferred policy acquisition cost:
International Life	$65,784,008	54,035,273
Home Service Business	2,396,030	279,077
Domestic Life	2,230,296	2,021,011
Domestic Health	—	—

Total consolidated deferred policy acquisition costs:	$70,410,334	56,335,361

Future policy benefits, losses, claims and loss expenses:
International Life	$179,453,086	149,966,063
Home Service Business	201,602,373	196,422,122
Domestic Life	84,522,465	91,914,683
Domestic Health	13,386,251	13,604,150

Total consolidated future policy benefits, losses, claims and loss expenses	$478,964,175	451,907,018

Unearned premiums:
International Life	$377,008	390,242
Home Service Business	1,101,589	1,029,575
Domestic Life	205,694	239,181
Domestic Health	—	—

Total consolidated unearned premiums	$1,684,291	1,658,998

Other policy claims and benefits payable:
International Life	$11,954,166	10,238,304
Home Service Business	321,691	387,639
Domestic Life	6,522,134	6,275,090
Domestic Health	—	—

Total consolidated other policy claims and benefits payable	$18,797,991	16,901,033

     See accompanying report of independent registered public accounting firm.

Schedule III, continued
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Supplementary Insurance Information, continued
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Premium revenue and annuity and universal life considerations
International Life	$68,444,072	59,213,856	51,972,432
Home Service Business	37,719,751	9,587,052	—
Domestic Life	11,603,183	13,579,045	11,270,023
Domestic Health	899,640	787,547	14,784,958

Total consolidated premium revenue	$118,666,646	83,167,500	78,027,413

Net investment income:
International Life	$10,142,576	11,414,138	9,539,769
Home Service Business	11,572,842	2,875,368	—
Domestic Life	1,852,766	2,715,166	4,594,403
Domestic Health	—	—	188,103

Total consolidated net investment income	$23,568,184	17,004,672	14,322,275

Benefits, claims, losses and settlement expenses:
International Life	$51,244,536	45,380,518	34,907,134
Home Service Business	20,763,171	5,105,472	—
Domestic Life	9,954,863	9,755,732	8,245,538
Domestic Health	336,386	(65,976)	9,108,577

Total consolidated benefits, claims, losses and settlement expenses	$82,298,956	60,175,746	52,261,249

Amortization of deferred policy acquisition costs:
International Life	$7,350,418	7,136,397	8,611,495
Home Service Business	959,132	—	—
Domestic Life	2,003,480	1,302,050	1,433,829
Domestic Health	—	—	1,761,316

Total consolidated amortization of deferred policy acquisition costs	$10,313,030	8,438,447	11,806,640

Other operating expenses:
International Life	$13,205,916	9,713,799	10,829,339
Home Service Business	9,570,775	1,948,977	—
Domestic Life	2,478,135	5,342,037	4,063,820
Domestic Health	173,960	386,630	4,072,961

Total consolidated other operating expenses	$25,428,786	17,391,443	18,966,120

     See accompanying report of independent registered public accounting firm.

Schedule IV
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Reinsurance
Years Ended December 31, 2005, 2004 and 2003

					Percentage
		Ceded	Assumed		of amount
	Gross	to other	from other	Net	assumed to
	amount	companies	companies	amount	net
Year ended December 31, 2005
Life insurance in force	$3,687,229,000	221,793,000	592,636,000	4,058,072,000	14.6%

Premiums:
Life insurance	111,794,398	1,907,003	571,007	110,458,402	.5
Accident and health insurance	12,389,786	10,829,650	—	1,560,136	—
Casualty	4,757,506	1,130,697	—	3,626,809	—

Total premiums	$128,941,690	$13,867,350	$571,007	$115,645,347	.5

Year ended December 31, 2004
Life insurance in force	$3,513,044,000	265,001,000	488,312,000	3,736,355,000	13.1

Premiums:
Life insurance	78,111,801	1,000,921	636,361	77,747,241	.8
Accident and health insurance	15,085,957	14,298,410	—	787,547	—
Total premiums	1,202,682	89,493	—	1,113,189

	$94,400,440	15,388,824	636,361	79,647,977	.8

Year ended December 31, 2003
Life insurance in force	$2,435,495,000	301,366,000	485,038,000	2,619,167,000	18.5

Premiums:
Life insurance	61,777,374	1,382,316	463,629	60,858,687	.8
Accident and health insurance	15,196,554	411,596	—	14,784,958	—

Total premiums	$76,973,928	1,793,912	463,629	75,643,645	.6

     See accompanying report of independent registered public accounting firm.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.

Date: March 16, 2006	By:	/s/ Mark A. Oliver

Mark A. Oliver
Chief Executive Officer and President

	By:	/s/ Larry E. Carson

Larry E. Carson
Vice President, Chief Financial Officer
and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Rick D. Riley and Mark A. Oliver or any one of them, as his or her attorney-in-fact and agent, with full power of substitution, for him or her in any and all capacities, hereby giving and granting to said attorney-in-fact and agent full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by Citizens, Inc., with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an annual report on Form 10-K for the fiscal year ended December 31, 2005, including but not limited to, such full power and authority to do the following: (i) execute and file such annual report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such annual report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in his sole discretion deems appropriate.
Dated: March 16, 2006

/s/ Mark A. Oliver	/s/ Harold E. Riley

Mark A. Oliver, Director	Harold E. Riley, Chairman of the
Board and Director

/s/ Richard C. Scott	/s/ Timothy T. Timmerman

Dr. Richard C. Scott, Director	Timothy T. Timmerman, Director

/s/ Rick D. Riley	/s/ Steven F. Shelton

Rick D. Riley, Director	Steven F. Shelton, Director

/s/ E. Dean Gage	/s/ Grant G. Teaff

Dr. E. Dean Gage, Director	Grant G. Teaff, Director

EXHIBITS

Exhibit Number	The following exhibits are filed herewith:
2.1	Stock Purchase Agreement between Citizens Insurance Company of American and Mayflower National Life Insurance Company dated June 17, 2004 (a)

3.1	Restated and Amended Articles of Incorporation (b)

3.2	Bylaws (c)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (d)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (e)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (f)

10.3	Plan and Agreement of Exchange between Citizens, Inc. and Combined Underwriters Life Insurance Company (g)

10.4	Plan and Agreement of Exchange between Citizens, Inc. and Lifeline Underwriters Life Insurance Company (h)

10.5	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and First Alliance Corporation (i)

10.6	Plan and Agreement of Merger by and among Citizens, Inc., Citizens Acquisition, Inc. and Mid-American Alliance Corporation. (j)

10.7	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (k)

10.8	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (l)

10.9	Loan Agreement, Security Agreement and Note dated March 22, 2004 between Citizens, Inc. and Regions Bank (m)

10.9(a)	Second Amendment to Loan Agreement between Citizens, Inc. and Regions Bank dated October 1, 2004 (o)

10.9(b)	Security Agreement between Citizens Insurance Company of America and Regions Bank dated October 1, 2004 (o)

10.9(c)	Subordinated Debenture dated October 1, 2004, issued by Citizens Insurance Company of America to Citizens, Inc. (o)

10.10(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (m)

10.10(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (n)

Exhibit Number	The following exhibits are filed herewith:

10.10(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (n)

10.10(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (n)

10.10(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (n)

10.10(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (n)

10.10(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (n)

10.10(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (n)

10.10(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (n)

10.10(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (n)
10.10(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (n)

10.10(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (n)

10.10(m)	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd. (p)

10.10(n)	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England). (q)

10.10(o)	First Amended and Restated Loan Agreement — Regions Bank, dated December 5, 2005*

11	Statement re: Computation of per share earnings (see financial statements)

21	Subsidiaries of Registrant*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
                                        *      Filed herewith.

(a)	Filed on June 21, 2004, with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(b)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(c)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, on May 2, 1995, and incorporated herein by reference.

(d)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(e)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, filed on or about November 14, 1996.

(f)	Filed as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(g)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002 and incorporated herein by reference.

(h)	Filed as Appendix B with the Registrant’s Registration Statement on Form S-4, Registration No. 333-76926 dated January 18, 2002, and incorporated herein by reference.

(i)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-102016 dated December 19, 2002, and incorporated herein by reference.

(j)	Filed as Appendix A with the Registrant’s Registration Statement on Form S-4, Registration No. 333-106128 dated June 13, 2003, and incorporated herein by reference.

(k)	Filed on March 22, 2004 as Exhibit 10.8 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(l)	Filed on March 22, 2004 as Exhibit 10.9 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(m)	Filed on March 26, 2004 as Exhibit 10.10 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(n)	Filed on July 15, 2004 under Exhibit 10.12 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(o)	Filed on October 1, 2004 as Exhibit 10.11 with the Registrant’s Current Report on Form 8-K as incorporated herein by reference.

(p)	Filed on March 31, 2005, as Exhibit 10.10(m) with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(q)	Filed on March 31, 2005 as Exhibit 10.10(n) with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.