Form 10-Q
period 2006-03-31
CITIZENS INC
filed 2006-05-10
CIK 24090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.       ☑    Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       ☐ Yes       ☑ No
As of May 1, 2006, the Registrant had 40,199,788 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock, no par value, outstanding.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Unaudited)
	March 31,	December 31,
	2006	2005
Assets
Investments:

Fixed maturities held-to-maturity, at amortized cost (fair value $8,698,264 in 2006 and $9,143,212 in 2005)	$7,673,094	7,639,505
Fixed maturities available-for-sale, at fair value (cost $475,484,270 in 2006 and $457,386,343 in 2005)	457,952,826	449,931,167
Equity securities available-for-sale, at fair value (cost $344,521 in 2006 and $429,176 in 2005)	442,749	609,760
Mortgage loans on real estate, net of allowance for possible losses ($50,000 in 2006 and 2005)	768,836	833,464
Policy loans	23,793,925	23,918,241
Other long-term investments	1,396,811	1,878,886

Total investments	492,028,241	484,811,023

Cash and cash equivalents	13,512,676	18,311,105
Accrued investment income	5,924,249	6,477,499
Reinsurance recoverable	17,117,339	19,118,009
Deferred Federal income tax asset	2,051,972	—
Deferred policy acquisition costs	74,114,139	70,410,334
Other intangible assets	1,695,125	2,095,125
Cost of customer relationships acquired	38,901,581	39,259,276
Excess of cost over net assets acquired	12,401,990	12,401,990
Property and equipment	7,486,426	7,736,623
Other assets	5,675,397	1,267,827

Total assets	$670,909,135	661,888,811

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED

	(Unaudited)
	March 31,	December 31
	2006	2005
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefit reserves:
Life insurance	$447,578,039	436,716,912
Annuities	19,908,809	19,440,486
Accident and health	11,440,912	11,579,870
Dividend accumulations	5,048,245	5,066,828
Premium deposits	10,773,632	9,942,096
Policy claims payable	9,420,042	11,226,907
Other policyholders’ funds	5,851,257	5,473,358

Total policy liabilities	510,020,936	499,446,457
Commissions payable	2,108,387	2,666,764
Federal income tax payable	439,975	447,829
Deferred Federal income tax	—	1,620,839
Payable for securities in the process of settlement	5,700,000	—
Liabilities for options and warrants	1,396,929	1,587,151
Other liabilities	7,390,185	7,611,138

Total liabilities	527,056,412	513,380,178

Commitments and contingencies (Note 8)
Cumulative convertible preferred stock — Series A-1 (Series A-1 - $500 stated value per share, 25,000 shares authorized, issued and outstanding in 2005 and 2004; Series A-2 - $935 stated value per share, 5,000 shares authorized, 4,014 issued and outstanding in 2005)	11,879,789	11,545,543

Stockholders’ equity: Common stock:
Class A, no par value, 100,000,000 shares authorized, 43,335,526 shares issued in 2006 and 43,300,934 shares issued in 2005, including shares in treasury of 3,135,738 in 2006 and 2,930,596 in 2005	214,479,307	214,307,665
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2006 and 936,181 shares issued and outstanding in 2005	3,184,350	3,184,350
Retained deficit	(63,174,194)	(64,717,088)
Accumulated other comprehensive loss:
Unrealized losses on securities, net of tax	(11,505,923)	(4,801,231)

	142,983,540	147,973,696
Treasury stock, at cost	(11,010,606)	(11,010,606)

Total stockholders’ equity	131,972,934	136,963,090

Total liabilities and stockholders’ equity	$670,909,135	661,888,811

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31
(Unaudited)

	2006	2005
Revenues:
Premiums	$30,243,110	27,496,908
Net investment income	6,269,713	6,106,012
Realized gains	1,053,055	69,127
Decrease in fair value of options and warrants	190,222	434,406
Other income	351,949	207,761

Total revenues	38,108,049	34,314,214

Benefits and expenses:
Insurance benefits paid or provided:
Increase in future policy benefit reserves	7,106,110	4,856,277
Policyholders’ dividends	1,022,280	870,168
Claims and surrenders	13,997,727	12,369,442

Total insurance benefits paid or provided	22,126,117	18,095,887

Commissions	8,796,529	7,046,446
Other underwriting, acquisition and insurance expenses	7,073,562	7,719,718
Capitalization of deferred policy acquisition costs	(6,325,783)	(5,021,085)
Amortization of deferred policy acquisition costs	2,621,978	1,971,100
Amortization of cost of customer relationships acquired and other intangibles	757,695	1,149,926

Total benefits and expenses	35,050,098	30,961,992

Income before Federal income tax	3,057,951	3,352,222

Federal income tax expense	1,009,169	992,736

Net income	$2,048,782	2,359,486

Net income applicable to common stock	$1,542,894	1,864,726

Per Share Amounts:
Basic and diluted income per share of common stock	$0.04	0.05

Weighted average shares outstanding	$41,168,238	41,055,811

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$2,048,782	2,359,486
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on sale of investments and other assets	(1,053,055)	(69,127)
Net deferred policy acquisition costs	(3,703,805)	(3,049,985)
Decrease in fair value of options and warrants	(190,222)	(434,406)
Amortization of cost of customer relationships acquired and other intangibles	757,695	1,149,926
Depreciation	280,186	363,032
Amortization of premiums and (discounts) on fixed maturities	406,629	443,808
Deferred Federal income tax expense (benefit)	(218,878)	583,276
Change in:
Accrued investment income	553,250	1,668,862
Reinsurance recoverable	2,000,670	(1,050,832)
Future policy benefit reserves	10,967,587	5,936,149
Other policy liabilities	(616,013)	1,672,515
Federal income tax	(7,854)	(849,536)
Commissions payable and other liabilities	(779,330)	(2,871,869)
Other, net	(4,407,568)	(391,419)

Net cash provided by operating activities	6,038,074	5,459,880

Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	12,629,030	9,723,906
Sale of equity securities, available-for-sale	176,771	—
Maturity of fixed maturities, available-for-sale	4,638,837	56,413,997
Purchase of fixed maturities, available-for-sale	(29,145,076)	(39,806,815)
Principal payments on mortgage loans	64,628	6,359
Mortgage loans funded	—	(214,841)
Decrease (increase) in policy loans, net	124,316	(198,738)
Principal payments on note receivable	474,054	—
Purchase of property and equipment	(21,968)	(17,420)

Net cash provided by (used in) investing activities	(11,059,408)	25,906,448

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Three Months Ended March 31
(Unaudited)

	2006	2005
Cash flows from financing activities:
Annuity and universal life deposits	709,846	795,373
Annuity and universal life withdrawals	(486,941)	(340,243)

Net cash provided by financing activities	222,905	455,130

Net increase (decrease) in cash and cash equivalents	(4,798,429)	31,821,458

Cash and cash equivalents at beginning of period	18,311,105	31,720,787

Cash and cash equivalents at end of period	$13,512,676	63,542,245

Supplemental:
Cash paid during the period for income taxes	$1,235,901	1,258,996

Supplemental Disclosure of Non-Cash Financing Activities:
Dividends on the Company’s Series A-1 Convertible Preferred Stock, issued in 2004, and Series A-2 Convertible Preferred Stock, issued in 2005, were paid by the Company through the issuance of Class A common stock to the preferred shareholders in the amounts of $171,642 and $130,860 for the first three months of 2006 and 2005, respectively. Accretion of deferred issuance costs and discounts on the Convertible Preferred Stock during the first three months of 2006 and 2005 was $334,246 and $363,900, respectively.
In conjunction with the issuance of the preferred stock, options and warrants for the purchase of the Company’s common stock were granted to the investors. The change in fair value of the liability for options and warrants is a component of net income. Included in net income is a decrease in fair value of options and warrants of $190,222 and $434,406 for the first three months of 2006 and 2005, respectively.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
(1) Financial Statements
The interim consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977, and its wholly-owned subsidiaries, CICA LIFE Insurance Company of America (CICA) (fka Citizens Insurance Company of America), Computing Technology, Inc., Funeral Homes of America, Inc., Insurance Investors, Inc., Citizens National Life Insurance Company (CNLIC), KYWIDE Insurance Management, Inc., Security Alliance Insurance Company, Security Plan Life Insurance Company (Security Plan or SPLIC), Security Plan Fire Insurance Company (SPFIC), and Mid-American Associates Agency, Inc. (MAAAI). Citizens and its consolidated subsidiaries are collectively referred to as “the Company,” “we,” or “our.”
On March 15, 2006, MAAAI. was dissolved. In addition, Citizens USA Life Insurance Company was merged into CICA effective March 31, 2006.
The statement of financial position for March 31, 2006, the statements of operations for the three-month period ended March 31, 2006 and 2005, and the statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments and reclassifications to present fairly the financial position, results of operations and changes in cash flows at March 31, 2006, and for comparative periods presented have been made.
Certain 2005 amounts have been reclassified to conform to current year presentation. Specifically, $795,373 of annuity and universal life considerations, net of $340,243 annuity and universal life payments, have been netted against an equal amount included in insurance benefits paid or provided. Also, $287,090 of contra expense included in the increase in future policy benefit reserves has been reclassified to premium revenue. In addition, effective with the three-month period ended March 31, 2006, the Company began accruing premium revenue based on the gross amount due, rather than just a portion of that amount. As a result, premium revenue for the first quarter of 2006 was increased $954,751. When considered together with other corrections recorded in the first quarter of 2006, which were individually immaterial, the net effect is also not material.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America (U.S.) generally accepted accounting principles (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2006, are not necessarily indicative of the operating results for the full year.

(2) Sale of CNLIC
A formal contract was signed with a third party in the first quarter of 2006 to sell our primary accident and health insurance subsidiary, CNLIC, and is expected to close in mid-2006. CNLIC represents approximately 70% of our accident and health business. The remaining 30% of the accident and health business will continue to be ceded under an existing coinsurance agreements with the acquirer of CNLIC.
(3) Revolving Line of Credit
The Company has entered into a $75 million line of credit with Regions Bank that terminates October 2006. The line of credit provides for a maximum of $5,000,000 for general corporate purposes not related to the acquisition of insurance companies. Although the line of credit was increased from an original level of $30 million, additional borrowing above the $30 million amount will require the prior written approval of the holders of the Company’s preferred stock. No amount was outstanding on this line at March 31, 2006.
(4) Segment Information
The Company has four reportable segments: International Life Business, Home Service Business, Domestic Life Business and Domestic Health Business. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on U.S. GAAP net income before federal income taxes for its four reportable segments.
International Life Business, consisting of ordinary whole-life policies, is sold primarily throughout Central and South America. The Company has no assets, offices or employees outside of the U.S. and requires that all transactions be in U.S. dollars paid in the U.S.
The Company’s Home Service business segment focuses on writing final expense ordinary life insurance utilizing the home service marketing distribution method, whereby employee-agents work on a route system to collect premiums and service policyholders. The Company also uses the home service method to write small fire policies on Louisiana residents. This marketing method dates back to the creation of the life insurance industry in the U.S. and the Company utilizes approximately 350 field representatives to write and collect premiums.
The Domestic Life Business, consisting of traditional ordinary life, credit life and final expense policies, is marketed through the midwest and southern United States. A majority of revenue in this segment is also comprised of blocks of business acquired in acquisitions.
Prior to 2004, the Company actively operated the fourth segment, Domestic Health. The Company transferred a majority of such business to a third party in 2004 with a coinsurance agreement effective January 1, 2004. The Company continues to have an insignificant amount of revenue in this area.
Geographic Areas — The following summary presents financial data of the Company’s continuing operations based on their location.

	Three months ended March 31,
	2006	2005
Revenues:
U.S.	$16,310,384	17,274,855
Non-U.S.	21,797,665	17,039,359

Total Revenues	$38,108,049	34,314,214

The following summary, presenting revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company’s reportable segments for the periods indicated is as follows:

	Three months ended March 31,
	2006	2005
Revenue:
International Life	$21,797,665	17,039,359
Home Service Business	13,319,796	12,806,610
Domestic Life	2,757,371	4,287,550
Domestic Health	233,217	180,695

Total consolidated revenue	$38,108,049	34,314,214

Premiums:
International Life	$18,447,839	14,388,069
Home Service Business	9,469,273	9,843,702
Domestic Life	2,092,781	3,084,442
Domestic Health	233,217	180,695

Total premiums	$30,243,110	27,496,908

Net investment income:
International Life	$3,044,625	2,386,407
Home Service Business	2,841,206	2,990,637
Domestic Life	383,882	728,968
Domestic Health	—	—

Total consolidated net investment income	$6,269,713	6,106,012

Amortization expense:
International Life	$2,543,667	1,464,091
Home Service Business	121,199	812,826
Domestic Life	714,807	844,109
Domestic Health	—	—

Total consolidated amortization expense	$3,379,673	3,121,026

Realized gain on sale of investments and other assets:
International Life	$39,371	11,000
Home Service Business	1,008,720	54,767
Domestic Life	4,964	3,360
Domestic Health	—	—

Total consolidated realized gain on sale of investments and other assets	$1,053,055	69,127

	Three months ended March 31,
	2006	2005
Income (loss) before Federal income tax:
International Life	$2,765,595	2,676,959
Home Service Business	722,496	911,948
Domestic Life	(583,741)	(268,826)
Domestic Health	153,601	32,141

Total consolidated income before Federal income tax	$3,057,951	3,352,222

	March 31,	December 31,
	2006	2005
Assets:
International Life	$246,589,572	233,529,849
Home Service Business	298,294,270	300,946,232
Domestic Life	115,692,410	115,320,962
Domestic Health	10,332,883	12,091,768

Total	$670,909,135	661,888,811

Major categories of premiums are summarized as follows:

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005
Ordinary life	$28,853,451	25,933,173
Group life	141,866	159,090
Accident and health	425,287	347,654
Casualty	822,506	1,056,991

Total premiums	$30,243,110	27,496,908

(5) Accumulated Other Comprehensive Loss
The other comprehensive loss amounts included in total comprehensive loss consisted of unrealized losses on investments in fixed maturities and equity securities available-for-sale of $6,704,692 and $2,720,687, net, of tax for the three months ended March 31, 2006 and 2005, respectively. Total comprehensive loss for the three months ended March 31, 2006 and 2005 was $4,655,910 and $361,201, respectively.
(6) Earnings Per Share
Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. For the three months ended March 31, 2006, the weighted average shares outstanding, were 41,168,238. For the three months ended March 31, 2005, the weighted average shares outstanding were 41,055,811. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% stock dividend paid in 2005. The 2005 stock dividend resulted in the issuance of 2,840,821 Class A shares (including 205,142 shares in treasury) and 65,533 Class B shares.

The following table sets forth the computation of basic and dilutive earnings per share:

	Three months ended
	March 31,
	2006	2005

Basic and diluted income per share:
Numerator:
Net income	$2,048,782	2,359,486
Less: Preferred stock dividend	(171,642)	(130,860)
Accretion of deferred issuance costs and discounts on preferred stock	(334,246)	(363,900)

Net income to common stockholders	$1,542,894	1,864,726

Denominator:
Weighted average shares outstanding	41,168,238	41,055,811

Basic and diluted income per share	$0.04	0.05

The effects of Series A-1 and A-2 Convertible Preferred Stock and warrants are antidilutive; therefore, diluted income per share is reported the same as basic income per share. The Series A-1 and A-2 Convertible Preferred Stock is antidilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the three months ended March 31, 2006 per Class A common stock share obtainable on conversion exceeds basic income per share. The warrants are antidilutive because the exercise price is in excess of the average Class A common stock market price for the three months ended March 31, 2006.
(7) Accounting Pronouncements
In September 2005, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standard (SFAS) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs and unearned inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.
In June 2005, the Financial Accounting Standards Board (FASB) completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FSP 115-1), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 is effective on a prospective basis for other-than-temporary impairments on certain investments in periods beginning after December 15, 2005. The Company adopted FSP 115-1 on January 1, 2006 and it did not have a material impact on the Company’s consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, and FASB Statement No. 3 (SFAS 154). The statement requires retrospective application to prior period financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have any material impact on the Company’s consolidated financial statements.
(8) Legal Proceedings
Cause Number 03-0505; Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in the Supreme Court of Texas.
This lawsuit has been certified as a class action by the Texas District Court, Austin, Texas, and affirmed by the Court of Appeals for the Third District of Texas. The Company appealed the grant of class status to the Texas Supreme Court, with oral arguments occurring on October 21, 2004. The Company has not yet received a decision from the Texas Supreme Court.
The suit names as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to two non-U.S. trusts for the purchase of the Company’s class A common stock. It alleges that the life insurance policies the Company made available to these non-U.S. residents, when combined with a policy feature which allows policy dividends to be assigned to the trusts for the purpose of accumulating ownership of the Company’s

Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of Texas securities laws. The remedy sought is rescission and return of the insurance premium payments.
The Company asserts that, among other things, U.S. law, including Texas law, does not apply to the operations of the trusts, and therefore, no securities registration provisions apply, nor do laws relating to broker-dealer registration apply. Further, it is the Company’s position that the Plaintiff’s securities claims, based on Texas securities laws, are not valid, that no broker registration is required by the Company or its marketing consultants, and the class as defined is not appropriate for class certification because it does not meet the legal requirements for class treatment under Texas law. To date, no hearing on the case merits has been held.
The Company intends to vigorously defend against the class certification, as well as against the other securities related claims in this case. However, it is unable to determine the potential financial magnitude of the claims in the event of a final class certification and the Plaintiff’s prevailing on the substantive action, although the Company would expect a significant adverse financial impact from an adverse class action judgment.
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

ITEM 2 . MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We conduct operations as an insurance holding company emphasizing ordinary life insurance products in niche markets where we believe we can achieve competitive advantages. Our core operations include:
•	the issuance of ordinary life insurance in U.S. Dollar-denominated amounts to foreign nationals with significant net worth; and

•	offering final expense ordinary life insurance through the home service distribution channel in the State of Louisiana.
We also offer ordinary life insurance, credit life insurance and final expense policies to middle to low income individuals in the Midwest and southern U.S. We operate through three active segments and a fourth insignificant segment (Domestic Health) as follows:
International Life. For the past 30 years, CICA and its predecessors have participated in the foreign marketplace through the issuance of U.S. Dollar-denominated ordinary whole life insurance to foreign nationals. Traditionally, this market has focused on the top 3-5% of the population of a country in terms of income and net worth. In recent years, however, there has been a shift to encompass a broader spectrum of the population, as middle classes develop in South America. We make our insurance products available using independent marketing organizations and independent marketing consultants. The number of our producing independent consultants has expanded over the years in this segment to approximately 3,100, and we presently receive applications from more than 35 countries outside of the U.S. Historically, the majority of our international business has come from Latin America. However, in 2004 the Pacific Rim began to represent a meaningful and growing source of new business, and in 2005 was the leading source of new premium income. This trend continued through the first quarter of 2006.
In the first three months of 2006, the International Life segment generated revenue of approximately $21.8 million, which accounted for 57.2% of total revenue, compared to revenue of $17.0 million, or 49.7% of total revenue for the same period in 2005. Our strategy in operating our International Life segment is to increase new business written through our existing marketers as well as expand the number of countries from which we receive policy applications. New annualized issued and paid premiums from the international market increased by more than 22.6% during the first quarter of 2006, compared to the same period in 2005. The development of new markets in the Pacific Rim, particularly Taiwan, and the expansion of existing markets in Latin America were the primary contributors to the growth in this segment.
Since the majority of the Company’s revenues are generated from policies issued in Central and South America, Citizens has historically experienced a skewing of premium revenues to the third and fourth quarters of each year. This seasonality is due to the seasonal differences between the U.S. and the Latin American countries. January and February are typical vacation months in Latin America; therefore, new applications tend to be low during that period. The emergence of the Taiwanese market will, over time, minimize these effects, since the vacation periods in the Pacific Rim more closely parallel those in the U.S.
Home Service Life. Through a subsidiary, Security Plan, we provide final expense ordinary life insurance to middle to lower income individuals in the State of Louisiana. Our policies in this segment are sold and serviced through the home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders.
During the first quarter of 2006, revenue from this segment was $13.3 million, which accounted for 35.0% of our total revenue. For the same period in 2005, revenue from this segment was $12.8 million or 37.3% of our total revenue. Our business strategy in this segment is to continue to serve existing customers in the State of Louisiana as well as expand the business through new marketing management, which we put in place in early 2005. The increase in revenue represents the overcoming of the effects of Hurricanes Katrina and Rita.
In August and September 2005, Hurricanes Katrina and Rita struck the Louisiana coast, causing significant damage and disruption to the New Orleans area. Management estimates one third of Security Plan’s premium income was located in the affected area. Security Plan was not significantly impacted by death claims related to the storms (approximately $100,000); however, because of uncertainty regarding the collectability of future premiums from the area, we amortized approximately $2.3 million of cost of customer relationships acquired in the Security Plan acquisition during the third quarter of 2005 because of the decrease in collected premiums during the quarter. Ultimately, Security Plan closed 2005 with a 4.5% decline in premium income compared to 2004.
Security Plan’s casualty subsidiary, SPFIC, had sufficient catastrophe reinsurance agreements in place that out of approximately $13.8 million in estimated hurricane-related claims and expenses, the financial impact on SPFIC was approximately $2,000,000 ($1,250,000 in claims and $750,000 in second event premiums) during the third and fourth quarters of 2005, and an additional $1,000,000 in the first quarter of 2006, as claims previously considered closed were resolved through mediation. The reinsurance agreements specify a maximum coverage per event. SPFIC has reached the maximum retention for Hurricane Katrina under the catastrophe reinsurance agreements. Hurricane Rita was the second catastrophe. SPFIC had secured a new catastrophe reinsurance contract for any additional catastrophes that might have occurred by year end 2005. For storms that may occur in 2006, SPFIC has increased its catastrophe reinsurance to cover up to $10 million in claims per event and increased its deductible to $500,000 per event from $250,000.
Domestic Life. Through our Domestic Life segment, we provide ordinary whole life, credit life insurance, and final expense policies to middle to low income individuals in certain markets in the midwest and southern U.S. The majority of our revenues in this segment are the result of acquisitions of domestic life insurance companies since 1987. We conduct our Domestic Life business through our two operating life insurance subsidiaries.
During the first quarter of 2006, revenue from this segment was $2.8 million, which represented 7.2% of total revenue. For the same period in 2005, revenue from this segment was $4.3 million, which was 12.5% of our total revenue. Our business strategy in this segment is to seek to expand the agency force through second career independent agents while also reviewing additional opportunities to add to the agency force through acquisitions of domestic life insurance companies. However, the domestic marketing program has experienced higher than anticipated lapsation on the acquired books of business.
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
•	As an increasing percentage of the world population reaches retirement age, we believe we will benefit from increased demand for living products rather than death products, as aging baby boomers will require cash accumulation to provide expenses to meet their lifetime needs. Our ordinary life products are designed for our policyowners to accumulate cash values to provide for living expenses in the insured’s later years while continuously providing a death benefit.

•	The volatility in the equity markets over the past few years has posed a number of problems for some companies in the life insurance industry. Even though the capital markets have recovered, not all companies have participated evenly in the recovery. We historically have had minimal equity exposure, including less than 1% of total invested assets as of March 31, 2006 and December 31, 2005, and we plan to continue to have minimal assets in equity investments in the future.

•	Corporate bond defaults and credit downgrades, which have resulted in other-than- temporary impairment in the value of many securities, have had a material impact on life insurers in the past few years. We have not incurred significant losses from bond defaults for many years. The majority of our investment portfolio is held in debt instruments carrying the full faith and credit of the U.S. Government, or U.S. Government-sponsored enterprises. As interest rates rise, we may elect to diversify beyond such instruments; however, we do not expect to make radical changes to the risk profile of the portfolio.

•	Some life insurance companies have recently suffered significant reductions in capital due to losses, and will have to improve their capital adequacy ratios to support their business or divest a portion of their business. We have not experienced any capital reductions and do not anticipate this trend will affect us. We did reduce capital on a regulatory basis by approximately $20 million when we acquired Security Plan; however, we maintain more than adequate levels of capital, and with the earnings of Security Plan on a regulatory basis, expect to earn back this amount within two to three years.

•	Because of the trends described above coupled with increasing costs of regulatory compliance such as the Sarbanes-Oxley Act of 2002, we believe there is a trend towards consolidation of domestic life insurance companies. We believe this should be a benefit to our acquisition strategy because there should be more complementary acquisition candidates available for us to consider acquiring.

•	Many of the events and trends affecting the life insurance industry have had an impact on the life reinsurance industry. These events led to a decline in the availability of reinsurance. While we currently cede a limited amount of our primary insurance business to reinsurers, we may find it difficult to obtain reinsurance in the future, forcing us to seek reinsurers who are more expensive to us. If we cannot obtain affordable reinsurance coverage, either our net exposures will increase or we would have to reduce our underwriting commitments.
Significant Recent Transactions
Cession of Accident and Health Business
A formal contract was signed with a third party in the first quarter of 2006 to sell our primary accident and health insurance subsidiary, CNLIC, and is expected to close in mid-2006. CNLIC represents approximately 70% of our accident and health business. The remaining 30% of the accident and health business will continue to be ceded under existing coinsurance agreements with the acquirer of CNLIC.
Management continues to seek acquisitions that can add value to our Company, although at this time, we have no agreements or understandings with respect to any acquisition. Because of the growth in our asset base and level of capital, management expects to seek opportunities for larger acquisition transactions (those in the $50 million to $100 million purchase price range).
Consolidated Results
The following table sets forth our net income for periods indicated:

Three Months		Net Income Per
Ended		Class A & B	Change from
March 31	Net Income	Share	Previous Year
2006	$2,049,000	$0.04	(13.2%)
2005	2,359,000	0.05	534.7%
Net income for the three months ended March 31, 2006 was negatively impacted by a $1.2 million loss incurred by Security Plan Fire, primarily as a result of Hurricanes Katrina and Rita.
Total revenues for the first quarter of 2006 were $38.1 million, an 11.1% increase over the same period in 2005 when revenues were $34.3 million. The continued growth in international life business and new writing of premium in the home service segment is the reason for the increase.
Premium Income. Premium income during the first quarter of 2006 increased to $30.2 million from $27.5 million in 2005, or 10.0%. The 2006 increase is due to increased new business issued in the international life segment. Additionally, premium losses in Security Plan as the result of Hurricanes Katrina and Rita were minimal and have been made up through increased new business during the first quarter of 2006.
Net Investment Income. Net investment income increased 2.7% during the first quarter of 2006 to $6,270,000 compared to $6,106,000 during the same period in 2005. Available returns were higher during 2006 compared to 2005. We continue to invest in bonds of U.S. Government-

sponsored enterprises, such as FNMA and FHLMC. Also, late in 2005, approximately $20 million of AAA-rated, tax-exempt municipal bonds were purchased, which generated tax-equivalent yields of 30-40 basis points higher than on agency instruments. Management is currently reviewing its investment guidelines, given the recent increases in interest rates. It is possible that the Company will diversify its future investments in bonds, although management does not foresee significant changes in the risk profile.
Reserves. The change in future policy benefit reserves increased from $4,856,000 in the first quarter of 2005 to $7,106,000 in 2006, predominantly due to the significant volume of new business written over the past two years and a change in product mix in 2005 and 2006, which resulted in larger first year reserves.
Policyholder Dividends. Policyholder dividends increased 17.5% during the first quarter of 2006 to $1,022,000 from $870,000 in 2005, due to the continued issuance of large volumes of participating ordinary whole life products. Virtually all of our policies on foreign nationals are participating. The dividends are factored into our premium pricing to minimize the impact on profitability.
Claims and Surrenders. As noted in the table below, claims and surrenders increased 13.2% from $12,369,000 in the first quarter of 2005 to $13,998,000 in 2006. The 2006 increase primarily relates to casualty claims from Hurricanes Katrina and Rita that continued to develop adversely in 2006.

	Quarter Ended March 31,
	2006	2005
Death claims	$5,827,000	6,305,000
Surrender expenses	3,831,000	3,373,000
Endowments	2,424,000	1,909,000
Casualty claims	1,496,000	453,000
Other policy benefits	225,000	208,000
Accident and health benefits	195,000	121,000

Total claims and surrenders	$13,998,000	12,369,000

Death benefits decreased 7.6% from $6,305,000 in the first quarter of 2005 to $5,827,000 in the first quarter of 2006. Claims on our international business were down slightly during 2006.
Policy surrenders increased 13.6% in the first quarter of 2006 to $3,831,000 from $3,373,000 in the same period of 2005. The small face amount size of our Home Service policies, coupled with the nature of the policies, is such that surrenders on that book of business are relatively low. Internationally, we experienced a significant improvement in persistency in 2006, as countries in South America rebounded from economic downturns, which lowered surrender benefits.
Endowment benefits increased 27.0% from $1,909,000 in the first quarter of 2005 to $2,424,000 in 2006. We have a series of international policies that carry an immediate endowment benefit of an amount elected by the policy owner. This endowment is paid annually. Like policy dividends, endowments are factored into the premium and, as such, the increase should have no adverse impact on profitability.

Casualty claims and other policy benefits amounted to $1,721,000 in the first quarter of 2006, compared to $661,000 in 2005. These other benefits are comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits. In 2006, Home Service casualty claims totaled $1,496,000, compared to $453,000 in 2005. The large increase was due to Hurricanes Rita and Katrina. An unexpected surge in hurricane-related claims cost occurred in 2006 as a result of regulatory-mandated mediation, which impacted numerous claims that were previously closed. The overall net impact on claims from the hurricanes in 2005 and 2006 was approximately $2 million.
Accident and health benefits of $195,000 have been nominal since the cession of the majority of our accident and health business in force according to coinsurance agreements effective January 1, 2004
Commissions. Commissions increased 24.9% during the first quarter of 2006 to $8,797,000 from $7,046,000 in 2005. Commissions paid by our Home Service segment in 2006 totaled $3,200,000, compared to $2,480,000 in 2005, as a result of increased new business, and International Life segment commissions were higher as well.
Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses decreased 8.4% to $7,074,000 in the first quarter of 2006 compared to $7,720,000 during the same period in 2005. The decrease was largely attributable to the economies of scale achieved since the acquisition of Security Plan.
Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs increased 26.0% from $5,021,000 in the first quarter of 2005 to $6,326,000 during the same period in 2006. This increase was primarily related to the increase in new life production discussed above. Amortization of these costs was $2,622,000 and $1,971,000, respectively, in the first quarter of 2006 and 2005.
Cost of Customer Relationships Acquired. Amortization of cost of customer relationships acquired and other intangibles decreased from $1,150,000 in the first quarter of 2005 to $758,000 during the same period in 2006. No costs of customer relationships related to Security Plan were amortized in 2006, based on the amount amortized in 2005 anticipating the loss of business due to the hurricanes.
Liquidity and Capital Resources
Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.
Liquidity requirements of Citizens are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate invested assets to provide cash flow. During the fourth quarter of 2005 and the first quarter of 2006, however, SPFIC was forced to sell approximately $1.5 million of bonds to meet the cash outflow related to claims from Hurricanes Katrina and Rita. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.

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
In the past, cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $6.0 million and $5.5 million for the three months ended March 31, 2006 and 2005, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Net cash outflows from investment activity totaled $11.1 million for the three months ended March 31, 2006 and net cash inflows totaled $25.9 million for the three months ended March 31, 2005. The outflows from investing activity for the three months ended March 31, 2006, primarily related to the investment of excess cash and cash equivalents generated from operations. In 2005, the inflow resulted from significant call activity in our fixed income portfolio.
Stockholders’ equity at March 31, 2006 was $131,973,000 compared to $136,963,000 at December 31, 2005. The 2006 decrease was due to unrealized losses on our bond portfolio net of tax of $11,506,000. The unrealized losses resulted from increases in interest rates in 2005 and 2006, which had the effect of decreasing the fair value of our fixed income investment portfolio.
Invested assets increased 1.5% to $492,028,000 at March 31, 2006 from $484,811,000 at December 31, 2005. Fixed maturities are categorized into two classifications: fixed maturities held-to-maturity, which are reported at amortized cost, and fixed maturities available-for-sale which are reported at fair value.
Fixed maturities available-for-sale and fixed maturities held-to-maturity were 93.1% and 1.6%, respectively, of invested assets at March 31, 2006. Fixed maturities held to maturity, amounting to $7,673,000 at March 31, 2006, consist of U.S. Treasury and U.S. Government agency securities. Management has the intent and ability to hold the securities in unrealized loss position to maturity or full recovery in value.
Policy loans comprised 4.8% of invested assets at March 31, 2006, compared to 4.9% at December 31, 2005. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.
Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at March 31, 2006 and December 31, 2005. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss.

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
The National Association of Insurance Commissioners has established minimum capital requirements in the form of Risk-Based Capital (RBC). RBC factors the type of business written by an insurance company, the quality of its assets, and various other factors into account to develop a minimum level of capital called “authorized control level RBC” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At March 31, 2006 and December 31, 2005, all of our insurance subsidiaries were above required minimum levels.
We signed a revolving line of credit agreement from Regions Bank for a $30 million credit facility for use in acquisitions in March 2004. On October 1, 2004, we entered into a Second Amendment to the Loan Agreement that converted into a term loan a $30 million advance against the line of credit made in connection with the acquisition of Security Plan. The loan was repaid in April 2005. In November 2005, we executed documents to renew the line of credit through October 2006, and to increase the borrowing capacity to $75 million. No amounts were outstanding at March 31, 2006. Provisions of the outstanding preferred stock issue limit the amount we can borrow without the Company’s preferred stockholders’ consent to $30 million.

We have committed to the following contractual obligations as of March 31, 2006 with the payments due by the period indicated below:

Contractual		Less than	1 to 3	3 to 5	More than
Obligation	Total	1 year	years	years	5 years
	(In Thousands)

Operating leases	$931	323	406	202	—
Other	201	115	86	—	—

Total operating leases and other	$1,132	438	492	202	—

Future policy benefit reserves:

Life insurance	$447,578	3,918	926	8,691	434,043
Annuities	19,909	4,922	3,002	5,473	6,512
Accident and health	11,441	11,441	—	—	—

Total future policy benefit reserves	$478,928	20,281	3,928	14,164	440,555

Policy claims payable:

Life insurance	$5,982	5,982	—	—	—
Accident and health	1,791	1,791	—	—	—
Casualty	1,647	1,647	—	—	—

Total policy claims payable	$9,420	9,420	—	—	—

Convertible preferred stock	$16,251	—	—	16,251	—

Total contractual obligations	$505,731	30,139	4,420	30,617	440,555

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

We are not currently planning to make any significant capital expenditures. We may make acquisitions in 2006 or subsequent years, and we could incur debt as we did in the Security Plan acquisition. In April 2005, we repaid the $30 million we borrowed on October 1, 2004 for the acquisition.
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
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the three months ended March 31, 2006 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. The relative stability of these assumptions and management’s analysis is discussed below.
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
A recoverability test that considers among other things, actual experience and projected future experience, is performed at least annually by third party actuarial consultants. These annual recoverability tests initially calculate the available premium (gross premium less benefit net premium less percent of premium expense) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Based upon the analysis performed to only capitalize expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing, management believes that our deferred policy acquisition costs and related amortization as of and for the three months ended March 31, 2006 and 2005 limits the amount of deferred costs to its estimated realizable value.
Valuation of Investments in Fixed Maturity and Equity Securities
At March 31, 2006, investments in fixed maturity and equity securities were 94.6% and 0.1%, respectively, of total investments. Approximately 98.4% of our fixed maturities were classified as available-for-sale securities at March 31, 2006, with the remaining 1.6% classified as held-to-maturity securities based upon our intent and ability to hold these securities to maturity. All equity securities at March 31, 2006 are classified as available-for-sale securities. We have no fixed maturity or equity securities that are classified as trading securities at March 31, 2006.
Additionally, at March 31, 2006, 64.7% of our fixed maturity securities were invested in securities backed by the full faith and credit of the U.S. Government or U.S. Government-sponsored entities. We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. With the exception of Security Plan, virtually all investments of our subsidiaries are in bonds that carry the full faith and credit of the U.S. Government or U.S. Government-sponsored enterprises. Security Plan has significant investments in corporate and municipal bonds.
Gross unrealized losses on fixed maturities available-for-sale amounted to $17,651,000 as of March 31, 2006. These securities are primarily investments in callable instruments issued by U.S. Government-sponsored enterprises and U.S. Government agencies. It is remote that unrealized losses on these securities will result in realized losses, since we have the intent and believe we have the ability to hold these securities to the call date or maturity date. Based upon our emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. Government sponsored corporation, U.S. Treasury securities and obligations of the U.S. Government and agencies and our analysis whether declines in fair value below cost are temporary or other-than-temporary, management believes that our investments in fixed maturity and equity securities at March 31, 2006 are not impaired, and no other-than-temporary losses need to be recorded. The losses are due to the coupon interest rate being less than the prevailing market interest rates at March 31, 2006.
These securities are being monitored by us to determine if the unrealized loss as of March 31, 2006 indicates there is a loss that is other-than-temporary. As of March 31, 2006, we have determined that there are no other-than-temporary impairments on these securities.
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
Accounting Pronouncements
In September 2005, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standard (SFAS) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs and unearned inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.
In June 2005, the Financial Accounting Standards Board (FASB) completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FSP 115-1), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 is effective on a prospective basis for other-than-temporary impairments on certain investments in periods beginning after December 15, 2005. The Company adopted FSP 115-1 on January 1, 2006 and it did not have a material impact on the Company’s consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, and FASB Statement No. 3 (SFAS 154). The statement requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have any material impact on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised more than 99% of our investment portfolio as of March 31, 2006. These investments are mainly exposed to changes in U.S. Treasury rates. Our fixed maturities investments include U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 64.7% of the fixed maturities we owned at March 31, 2006 are instruments of U.S. Government-sponsored enterprises, or are backed by U.S. Government agencies.
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

March 31, 2006
Decreases in Interest Rates			Increases in Interest Rates
300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
Points	Points	Points	Points	Points	Points
$ 49,125,000	$31,283,000	$16,202,000	$(47,195,000)	$(78,422,000)	$(106,014,000)

December 31, 2005
Decreases in Interest Rates			Increases in Interest Rates
300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
Points	Points	Points	Points	Points	Points
$ 65,930,000	$42,730,000	$23,279,000	$(42,198,000)	$(73,921,000)	$(102,269,000)

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

There are no fixed maturities or other investments that we classify as trading instruments. At March 31, 2006 and December 31, 2005, we had no investments in derivative instruments.
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was less than 1% of our total investments at March 31, 2006. Thus, we believe that significant decreases in the equity markets would have an immaterial impact on our total investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure, among other things, that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to the other members of senior management and the Board of Directors.
Our President and Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) are responsible for establishing and maintaining disclosure controls and procedures for the Company (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based upon our evaluation at the end of the period, the President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
(b) Management Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded the Company did maintain effective internal control over financial reporting as of March 31, 2006.
(c) Change in Internal Control over Financial Reporting
In 2006, the Company continues to monitor and evaluate its internal controls. Management is focused on improving and refining those controls already in place, as well as evaluating procedures that may have changed since the end of 2005.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Cause Number 03-0505; Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in the Supreme Court of Texas.
This lawsuit has been certified as a class action by the Texas District Court, Austin, Texas, and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, with oral arguments occurring on October 21, 2004. We have not yet received a decision from the Texas Supreme Court.
The suit names as a class all non-U.S. residents who purchased insurance policies or made premium payments since August 1996 and assigned policy dividends to two non-U.S. trusts for the purchase of our class A common stock. It alleges that our life insurance policies made available to these non-U.S. residents, when combined with a policy feature that allows policy dividends to be assigned to the trusts for the purpose of accumulating ownership of the our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of Texas securities laws. The remedy sought is rescission and return of the insurance premium payments.
We assert that, among other things, U.S. law, including Texas law, does not apply to the operations of the trusts, and therefore, no securities registration provisions apply, nor do laws relating to broker-dealer registration apply. Further, it is our position that the Plaintiff’s securities claims, based on Texas securities laws, are not valid, that no broker registration is required by us or our marketing consultants, and the class as defined is not appropriate for class certification because it does not meet the legal requirements for class treatment under Texas law.
We intend to vigorously defend against the class certification, as well as against the other securities related claims in this case. However, we are unable to determine the potential financial magnitude of the claims in the event of a final class certification and the Plaintiff’s prevailing on the substantive action, although we would expect a significant adverse financial impact from an adverse class action judgment.
We are a party to various legal proceedings incidental to its business. We have been named as a defendant in various legal actions seeking payments for claims denied by us and other monetary damages. In the opinion of management, the ultimate liability, if any, resulting from any contingent liabilities that might arise from litigation are not considered material in relation to our financial position or results of operations. Reserves for claims payable are based on the expected claim amount to be paid after a case-by-case review of the facts and circumstances relating to each claim. A contingency exists with regard to these reserves until the claims are adjudicated and paid.

Item 1.A Risk Factors
No change.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to our shareholders during the first calendar quarter of 2006.
Item 5. Other Information
None.
Item 6. Exhibits
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
President and Chief Executive Officer

By:	/s/ Larry E. Carson
Larry E. Carson
Vice President, Chief Financial Officer and Treasurer

Date: May 10, 2006

Exhibit Index
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