Form 10-Q
period 2006-06-30
CITIZENS INC
filed 2006-08-09
CIK 24090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
☐  Yes  ☑ No
     As of August 1, 2006, the Registrant had 40,234,430 shares of Class A common stock, no par value, outstanding and 1,01,714 shares of Class B common stock, no par value, outstanding.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Unaudited)
	June 30,	December 31,
	2006	2005
Assets

Investments:

Fixed maturities held-to-maturity, at amortized cost (fair value $5,982,017 in 2006 and $9,143,212 in 2005)	$5,500,975	7,639,505
Fixed maturities available-for-sale, at fair value (cost $480,541,905 in 2006 and $457,386,343 in 2005)	457,219,911	449,931,167
Equity securities, available-for-sale, at fair value (cost $344,521 in 2006 and $429,176 in 2005)	417,634	609,760
Mortgage loans on real estate (net of allowance of $50,000 in 2006 and 2005)	524,395	833,464
Policy loans	23,910,977	23,918,241
Other long-term investments	1,615,212	1,878,886

Total investments	489,189,104	484,811,023

Cash and cash equivalents	12,831,080	18,311,105
Accrued investment income	6,992,121	6,477,499
Reinsurance recoverable	18,470,631	19,118,009
Federal income tax recoverable	2,016,613	—
Deferred Federal income tax asset	2,958,402	—
Deferred policy acquisition costs	78,719,850	70,410,334
Other intangible assets	1,695,125	2,095,125
Cost of customer relationships acquired	38,019,677	39,259,276
Excess of cost over net assets acquired	12,401,990	12,401,990
Property and equipment	7,891,895	7,736,623
Other assets	6,426,650	1,267,827

Total assets	$677,613,138	661,888,811

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED

	(Unaudited)
	June 30,	December 31,
Liabilities and Stockholders’ Equity	2006	2005
Liabilities:
Future policy benefit reserves:
Life insurance	$456,442,632	436,716,912
Annuities	20,058,685	19,440,486
Accident and health	11,174,322	11,579,870
Dividend accumulations	5,049,523	5,066,828
Premium deposits	11,286,251	9,942,096
Policy claims payable	8,208,806	11,226,907
Other policyholders’ funds	5,767,630	5,473,358

Total policy liabilities	517,987,849	499,446,457
Commissions payable	2,614,800	2,666,764
Federal income tax payable	—	447,829
Deferred Federal income tax	—	1,620,839
Payable for securities in the process of settlement	3,500,000	—
Liabilities for options and warrants	1,222,194	1,587,151
Other liabilities	11,319,845	7,611,138

Total liabilities	536,644,688	513,380,178

Cumulative convertible preferred stock
Series A-1 - $500 stated value per share, 25,000 shares authorized, issued and outstanding in 2006 and 2005; Series A-2 - $935 stated value per share, 5,000 shares authorized, 4,014 issued and outstanding in 2006	12,214,038	11,545,543

Stockholders’ Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 43,370,168 shares issued in 2006 and 43,300,934 shares issued in 2005, including shares in treasury of 3,135,738 in 2006 and 2,930,596 in 2005	214,652,863	214,307,665
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2006 and 936,181 shares issued and outstanding in 2005	3,184,350	3,184,350
Retained deficit	(62,727,934)	(64,717,088)
Accumulated other comprehensive loss:
Unrealized losses on securities, net of tax	(15,344,261)	(4,801,231)

	139,765,018	147,973,696
Treasury stock, at cost	(11,010,606)	(11,010,606)

Total stockholders’ equity	128,754,412	136,963,090

Total liabilities and stockholders’ equity	$677,613,138	661,888,811

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Revenues:
Premiums	$30,671,520	27,932,343
Net investment income	6,724,424	5,703,241
Realized gains	260,243	546,548
Decrease (increase) in fair value of options and warrants	174,735	(491,618)
Other income	365,182	174,039

Total revenues	38,196,104	33,864,553

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,979,959	12,793,789
Increase in future policy benefit reserves	7,402,909	6,614,981
Policyholders’ dividends	1,306,259	1,206,932

Total insurance benefits paid or provided	22,689,127	20,615,702

Commissions	8,834,094	8,157,702
Other underwriting, acquisition and insurance expenses	8,230,217	6,342,176
Capitalization of deferred policy acquisition costs	(6,687,720)	(5,974,897)
Amortization of deferred policy acquisition costs	3,052,009	2,653,276
Amortization of cost of customer relationships acquired and other intangible assets	881,904	1,346,005

Total benefits and expenses	36,999,631	33,139,964

Income before Federal income tax	1,196,473	724,589

Federal income tax expense	242,408	362,264

Net income	$954,065	362,325

Net income (loss) applicable to common stockholders	$446,260	(134,019)

Per Share Amounts:
Basic and diluted income per share of common stock	$0.01	0.00

Weighted average shares outstanding — basic	41,201,502	41,080,995

Weighted average shares outstanding — diluted	44,665,497	41,080,995

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Revenues:
Premiums	$60,914,630	55,429,251
Net investment income	12,994,137	11,479,198
Realized gains	1,313,298	615,675
Decrease (increase) in fair value of options and warrants	364,957	(57,212)
Other income	717,131	381,800

Total revenues	76,304,153	67,848,712

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	27,977,686	25,163,231
Increase in future policy benefit reserves	14,509,019	11,471,258
Policyholders’ dividends	2,328,539	2,077,100

Total insurance benefits paid or provided	44,815,244	38,711,589

Commissions	17,630,623	15,490,093
Other underwriting, acquisition and insurance expenses	15,303,779	13,445,894
Capitalization of deferred policy acquisition costs	(13,013,503)	(10,995,982)
Amortization of deferred policy acquisition costs	5,673,987	4,624,376
Amortization of cost of customer relationships acquired and other intangibles	1,639,599	2,495,931

Total benefits and expenses	72,049,729	63,771,901

Income before Federal income tax	4,254,424	4,076,811

Federal income tax expense	1,251,577	1,355,000

Net income	$3,002,847	2,721,811

Net income applicable to common stockholders	$1,989,154	1,730,707

Per Share Amounts:
Basic and diluted income per share of common stock	$0.05	0.04

Weighted average shares outstanding — basic	41,184,870	41,068,403

Weighted average shares outstanding — diluted	42,916,868	41,068,403

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$3,002,847	2,721,811
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on sale of investments and other assets	(1,313,298)	(615,675)
Net deferred policy acquisition costs	(8,309,516)	(6,371,606)
Increase (decrease) on fair value of options and warrants	(364,957)	57,212
Amortization of cost of customer relationships acquired and other intangibles	1,639,599	2,495,931
Amortization of net premiums on fixed maturities	808,597	959,387
Depreciation	530,935	491,606
Deferred Federal income tax	852,018	257,637
Change in:
Accrued investment income	(514,622)	446,261
Reinsurance recoverable	647,378	94,478
Future policy benefit reserves	19,817,429	12,125,948
Other policy liabilities	(1,396,979)	1,234,629
Federal income tax	(2,464,442)	(1,344,211)
Commissions payable and other liabilities	3,656,743	(2,221,431)
Other, net	(5,158,821)	(671,438)

Net cash provided by operating activities	11,432,911	9,660,539

Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	16,378,125	14,379,300
Sale of equity securities, available-for-sale	175,720	—
Maturity of fixed maturities, available-for-sale	13,513,552	72,598,028
Purchase of fixed maturities, available-for-sale	(46,995,075)	(69,579,417)
Principal payments on mortgage loans	82,483	24,878
Sale of other long-term investments and property and equipment	90,176	946,081
Mortgage loans funded	—	(287,712)
Decrease in policy loans	7,264	180,648
Principal payments on notes receivable	474,218	—
Purchase of other long-term investments and property and equipment	(760,341)	—

Net cash provided by (used in) investing activities	(17,033,878)	18,261,806

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from financing activities:
Annuity and universal life deposits	1,254,973	1,465,064
Annuity and universal life withdrawals	(1,134,031)	(769,477)
Payoff of notes payable	—	(30,000,000)

Net cash provided by (used in) financing activities	120,942	(29,304,413)

Net decrease in cash and cash equivalents	(5,480,025)	(1,382,068)

Cash and cash equivalents at beginning of period	18,311,105	31,720,787

Cash and cash equivalents at end of period	$12,831,080	30,338,719

Supplemental Disclosure of Operating Activities:
Cash paid during the period for income taxes	$2,864,001	2,441,574

Cash paid during the period for interest	$—	695,408

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends on the Company’s Series A-1 Convertible Preferred Stock, issued in 2004, and Series A-2 Convertible Preferred Stock, issued in 2005, were paid by the Company through the issuance of Class A common stock to the preferred shareholders in the amounts of $345,198 and $263,303 for the first six months of 2006 and 2005, respectively. Accretion of deferred issuance costs and discounts on the Convertible Preferred Stock during the first six months of 2006 and 2005 was $668,495 and $727,801, respectively.
In conjunction with the issuance of the preferred stock, options and warrants for the purchase of the Company’s common stock were granted to the investors. The change in fair value of the liability for options and warrants is a component of net income. Included in net income is a decrease in fair value of options and warrants of $364,957 and an increase of $57,212 for the first six months of 2006 and 2005, respectively.
The Company foreclosed on a mortgage loan in the second quarter of 2006 in the amount of $226,586 and the real estate was recorded as an other long-term investment.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

On March 15, 2006, MAAAI was dissolved. In addition, Citizens USA Life Insurance Company was merged into CICA effective March 31, 2006.

The statement of financial position for June 30, 2006, the statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and the statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments and reclassifications to present fairly the financial position, results of operations and changes in cash flows at June 30, 2006, and for comparative periods presented have been made.

Certain 2005 amounts have been reclassified to conform to current year presentation. Specifically, $1,465,064 of annuity and universal life considerations, net of $769,477 of annuity and universal life payments, have been netted against an equal amount included in insurance benefits paid or provided. Also, $52,290 of expense included in the increase in future policy benefit reserves has been reclassified to premium revenue. In addition, effective with the three-month period ended March 31, 2006, the Company began accruing premium revenue based on the gross amount due from policyholders, rather than just a portion of that amount. As a result, premium revenue for the first quarter of 2006 was increased $954,951. When considered together with other corrections recorded in the first quarter of 2006, which were individually immaterial, the net effect is also not material.

During the second quarter of 2006, assumptions were revised for SPLIC 2006 policy issues. Specifically, commissions capitalized as deferred acquisition costs were increased, by $467,000 to reflect the higher commission SPLIC is paying for new business.

The Company wrote off $400,000 of other intangible assets in the first quarter of 2006, as the subsidiaries to which the intangibles relate no longer exist.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America (U.S.) generally accepted accounting principles (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2006, are not necessarily indicative of the operating results for the full year.

(2)	Sale of CNLIC

A formal contract was signed with a third party in the first quarter of 2006 to sell our primary accident and health insurance subsidiary, CNLIC, but is subject to regulatory approval before closing. CNLIC represents approximately 70% of our accident and health business. The remaining 30% of the accident and health business will continue to be ceded under an existing coinsurance agreement with the acquirer of CNLIC.

(3)	Revolving Line of Credit

The Company has entered into a $75 million line of credit with Regions Bank that terminates October 2006. The line of credit provides for a maximum of $5,000,000 for general corporate purposes not related to the acquisition of insurance companies. Although the line of credit was increased from an original level of $30 million, additional borrowing above the $30 million amount will require the prior written approval of the holders of the Company’s preferred stock. No amount was outstanding on this line at June 30, 2006.

(4)	Segment Information

The Company has four reportable segments: International Life Business, Home Service Business, Domestic Life Business and Domestic Health Business. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies in the Company’s December 31, 2005 Report on Form 10-K. The Company evaluates performance based on U.S. GAAP net income before federal income taxes for its four reportable segments.

International Life Business, consisting of ordinary whole-life policies, is sold primarily throughout Central and South America and Taiwan. The Company has no assets, offices or employees outside of the U.S. and requires that all transactions be in U.S. dollars paid in the U.S.

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

The Domestic Life Business, consisting of traditional ordinary life, credit life and final expense policies, is marketed through the Midwest and southern U.S. A majority of revenue in this segment is also comprised of blocks of business acquired in acquisitions. At June 30, 2006, the Company assumed a 50% share of a block of domestic policies from an unafilliated insurer.

Prior to 2004, the Company actively operated a fourth segment, Domestic Health. The Company transferred a majority of such business to a third party in 2004 with a coinsurance agreement effective January 1, 2004. The Company continues to have an insignificant amount of revenue in this area.

Geographic Areas - The following summary represents quarterly financial data of the Company’s continuing operations based on their location:

	Three Months Ended June 30,
	2006	2005
Revenues:
U.S.	$15,390,122	14,058,331
Non-U.S.	22,805,982	19,806,222

Total revenues	$38,196,104	33,864,553

The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company’s reportable segments for the periods indicated is as follows:

	Three Months Ended June 30,
	2006	2005
Revenue:
International Life	$22,805,982	19,806,222
Home Service Business	12,583,426	12,705,414
Domestic Life	2,667,248	1,082,418
Domestic Health	139,448	270,499

Total consolidated revenue	$38,196,104	33,864,553

Premiums:
International Life	$18,814,426	17,000,635
Home Service Business	9,561,665	9,851,417
Domestic Life	2,155,981	809,792
Domestic Health	139,448	270,499

Total premiums	$30,671,520	27,932,343

Net investment income:
International Life	$3,280,369	2,717,827
Home Service Business	3,048,422	2,782,898
Domestic Life	395,633	202,516
Domestic Health	—	—

Total consolidated net investment income	$6,724,424	5,703,241

	Three Months Ended June 30,
	2006	2005
Amortization expense:
International Life	$2,772,329	2,116,559
Home Service Business	901,341	914,221
Domestic Life	260,243	968,501
Domestic Health	—	—

Total consolidated amortization expense	$3,933,913	3,999,281

	Three Months Ended June 30,
	2006	2005
Realized gains (losses) on sale of investments and other assets:
International Life	$14,873	406,244
Home Service Business	(27,431)	70,194
Domestic Life	272,801	70,110
Domestic Health	—	—

Total consolidated realized gains on sale of investments and other assets	$260,243	546,548

Income (loss) before Federal income tax:
International Life	$2,168,091	506,155
Home Service Business	168,060	1,124,452
Domestic Life	(979,598)	(1,015,725)
Domestic Health	(160,080)	109,707

Total consolidated income before Federal income tax	$1,196,473	724,589

Major categories of premiums and annuity and universal life considerations are summarized as follows:

	Three Months Ended June 30,
	2006	2005
Ordinary Life	$29,280,603	26,251,764
Group Life	141,866	159,090
Accident and Health	306,971	434,285
Casualty	942,080	1,087,204

Total premiums	$30,671,520	27,932,343

Geographic Areas - The following summary represents year-to-date financial data of the Company’s continuing operations based on their location:

	Six Months Ended June 30,
	2006	2005
Revenues:
U.S.	$31,700,506	30,610,006
Non-U.S.	44,603,647	37,238,706

Total Revenues	$76,304,153	67,848,712

The following summary, representing revenues, amortization expense and pre-tax income from continuing operations and identifiable assets for the Company’s reportable segments for the periods indicated is as follows:

	Six Months Ended June 30,
	2006	2005
Revenues:
International Life	$44,603,647	37,238,706
Home Service Business	25,903,222	25,595,606

	Six Months Ended June 30,
	2006	2005
Domestic Life	5,424,619	4,563,206
Domestic Health	372,665	451,194

Total consolidated revenues	$76,304,153	67,848,712

Premiums:
International Life	$37,262,265	31,647,456
Home Service Business	19,030,938	19,695,119
Domestic Life	4,248,762	3,635,482
Domestic Health	372,665	451,194

Total premiums	$60,914,630	55,429,251

Net investment income:
International Life	$6,324,994	4,851,409
Home Service Business	5,889,628	5,773,535
Domestic Life	779,515	854,254
Domestic Health	—	—

Total consolidated net investment income	$12,994,137	11,479,198

Amortization expense:
International Life	$5,315,996	3,921,799
Home Service Business	1,022,540	1,727,047
Domestic Life	975,050	1,471,461
Domestic Health	—	—

Total consolidated amortization expense	$7,313,586	7,120,307

Realized gains on sale of investments and other assets:
International Life	$54,244	417,244
Home Service Business	981,289	124,961
Domestic Life	277,765	73,470
Domestic Health	—	—

Total consolidated realized gains on sale of investments and other assets	$1,313,298	615,675

Income (loss) before Federal income tax:
International Life	$4,933,686	2,841,964
Home Service Business	890,556	2,036,401
Domestic Life	(1,563,339)	(943,402)
Domestic Health	(6,479)	141,848

Total consolidated income before Federal income tax	$4,254,424	4,076,811

	June 30,	December 31,
	2006	2005
Assets:
International Life	$251,129,588	233,529,849
Home Service Business	294,126,066	300,946,232
Domestic Life	121,278,017	115,320,962
Domestic Health	11,079,467	12,091,768

Total	$677,613,138	661,888,811

Major categories of premiums and annuity and universal life considerations are summarized as follows:

	Six Months Ended June 30,
	2006	2005
Ordinary Life	$58,134,054	52,184,937
Group Life	283,732	318,180
Accident and Health	732,258	781,939
Casualty	1,764,586	2,144,195

Total premiums	$60,914,630	55,429,251

(5)	Accumulated Other Comprehensive Loss

For the three and six months ended June 30, 2006, the other comprehensive loss amounts included in total comprehensive loss consisted of unrealized losses on investments in fixed maturities and equity securities available-for-sale of $3,838,338 and $10,543,030, respectively, net of tax, and for the same period in 2005 unrealized gains of $6,830,250 and $4,109,563, respectively, net of tax. Total comprehensive loss for the three and six months ended June 30, 2006, was $2,884,273 and $7,540,183, respectively, net of tax, and for the same period in 2005, total comprehensive gains were $7,192,575 and $6,831,374, respectively, net of tax.

(6)	Earnings Per Share

Basic and diluted earnings per share have been computed using the weighted average number of shares of common stock outstanding during each period. The basic weighted average shares outstanding for the three and six months ended June 30, 2006, were 41,201,502 and 41,184,870, respectively. The diluted weighted average shares outstanding for the three and six months outstanding ended June 30, 2006 were 44,665,497 and 42,916,868, respectively. The weighted average shares outstanding for both the three and six months ended June 30, 2005, were 41,080,995 and 41,068,403, respectively. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% stock dividend paid in 2005. The 2005 stock dividend resulted in the issuance of 2,840,821 Class A shares (including 205,142 shares in treasury) and 65,533 Class B shares.

The following table sets forth the computation of basic and dilutive earnings per share:

	Three Months Ended June 30,
	2006	2005
Basic and diluted income per share:
Numerator:
Net income	$954,065	362,325
Less: Preferred stock dividend	(173,556)	(132,443)
Accretion of deferred issuance costs and discounts on preferred stock	(334,249)	(363,901)

	Three Months Ended June 30,
	2006	2005
Net income (loss) to common stockholders	$446,260	(134,019)

Basic and diluted income per share	$0.01	0.00

Denominator:
Weighted average shares outstanding — basic	41,201,502	41,080,995

Weighted average shares outstanding — diluted	44,665,497	41,080,995

	Six Months Ended June 30,
	2006	2005
Basic and diluted income per share:
Numerator:
Net income	$3,002,847	2,721,811
Less: Preferred stock dividend	(345,198)	(263,303)
Accretion of deferred issuance costs and discounts on preferred stock	(668,495)	(727,801)

Net income to common stockholders	$1,989,154	$1,730,707

Basic and diluted income per share	$0.05	0.04

Denominator:
Weighted average shares outstanding — basic	41,184,870	41,068,403

Weighted average shares outstanding — diluted	42,916,868	41,068,403

The effects of Series A Convertible Preferred Stock are dilutive because the holders of the Company’s Series A Preferred Stock now have redemption rights. The warrants are antidilutive because the exercise price is in excess of the average Class A common stock market price for the three and six months ended June 30, 2006.

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

In June 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”), including, without limitation, the italicized statements and the statements specifically identified as forward-looking statements within this document. Many of these statements contain risk factors as well. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of our plans and objectives or our management or Board of Directors including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “may,” “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
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
We make available, free of charge, through our Internet website (http://www.citizensinc.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K,

Section 16 reports filed by officers and directors, news releases, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission. We are not including any of the information contained on our website as part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.
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
International Life. For the past 30 years, CICA and its predecessors have participated in the foreign marketplace through the issuance of U.S. Dollar-denominated ordinary whole life insurance to foreign nationals. Traditionally, this market has focused on the top 3-5% of the population of a country in terms of income and net worth. In recent years, however, there has been a shift to encompass a broader spectrum of the population, as middle classes develop in South America. We make our insurance products available using independent marketing organizations and independent marketing consultants. The number of our producing independent consultants has expanded over the years in this segment to approximately 3,100, and we presently receive applications from more than 35 countries outside of the U.S. Historically, the majority of our international business has come from Latin America. However, in 2004 the Pacific Rim began to represent a meaningful and growing source of new business, and in 2005 was the leading source of new premium income. This trend continued through the first half of 2006.
In the first six months of 2006, the International Life segment generated revenue of approximately $44.6 million, which accounted for 56.5% of total revenue, compared to revenue of $37.2 million, or 54.9% of total revenue for the same period in 2005. Our strategy in operating our International Life segment is to increase new business written through our existing marketers as well as expand the number of countries from which we receive policy applications. New annualized issued and paid premiums from the international market increased by more than 15.4% during the first half of 2006, compared to the same period in 2005. The development of new markets in the Pacific Rim, particularly Taiwan, and the expansion of existing markets in Latin America were the primary contributors to the growth in this segment.
Since the majority of the Company’s revenues are generated from policies issued in Central and South America, Citizens has historically experienced a skewing of premium revenues to the third and fourth quarters of each year. This seasonality is due to the seasonal differences between the U.S. and the

Latin American countries. January and February are typical vacation months in Latin America; therefore, new applications tend to be low during that period. Management believes that the emergence of the Taiwanese market should, over time, minimize these effects, since the vacation periods in the Pacific Rim more closely parallel those in the U.S.
Home Service Life. Through a subsidiary, Security Plan, we provide final expense ordinary life insurance to middle to lower income individuals in the State of Louisiana. Our policies in this segment are sold and serviced through the home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders.
During the first six months of 2006, revenue from this segment was $25.9 million, which accounted for 32.8% of our total revenue. For the same period in 2005, revenue from this segment was $25.6 million or 37.7% of our total revenue. Our business strategy in this segment is to continue to serve existing customers in the State of Louisiana as well as expand the business through new marketing management, which we put in place in early 2005.
In August and September 2005, Hurricanes Katrina and Rita struck the Louisiana coast, causing significant damage and disruption to the New Orleans area. Management estimates one third of Security Plan’s premium income was located in the affected area. Security Plan was not significantly impacted by death claims related to the storms; however, because of uncertainty regarding the collectibility of future premiums from the area, we amortized approximately $2.3 million of cost of customer relationships acquired in the Security Plan acquisition during the third quarter of 2005 because of the decrease in collected premiums during the quarter. Ultimately, Security Plan closed 2005 with a 4.5% decline in premium income compared to 2004. During 2006, the Company’s marketing representatives have been successful in reinstating a significant amount of the business previously lost, resulting in the relatively constant premium through the first six months of 2006.
Security Plan’s casualty subsidiary, SPFIC, had sufficient catastrophe reinsurance agreements in place that out of approximately $14.6 million in estimated hurricane-related claims and expenses, the financial impact on SPFIC was approximately $2 million ($1,250,000 in claims and $750,000 in second event reinsurance premiums) during the third and fourth quarters of 2005, and an additional $1.2 million of claims in the first six months of 2006, as claims previously considered closed were resolved through mediation. The reinsurance agreements specify a maximum coverage per event. SPFIC has reached the maximum retention for Hurricane Katrina under its catastrophe reinsurance agreements. Hurricane Rita was the second catastrophe. SPFIC had secured a new catastrophe reinsurance contract for any additional catastrophes that might have occurred by year end 2005. For storms that may occur in 2006, SPFIC has increased its catastrophe reinsurance to cover up to $10 million in claims per event and increased its deductible to $500,000 per event from $250,000. In June 2006, Security Plan made a $3 million capital contribution to SPFIC.
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
During the first six months of 2006, revenue from this segment was $5.4 million, which represented 7.1% of total revenue. For the same period in 2005, revenue from this segment was $4.6 million, which was 6.7% of our total revenue. Our business strategy in this segment is to seek to expand the agency force through second career independent agents while also reviewing additional opportunities to add to the agency force through acquisitions of domestic life insurance companies. However, the domestic marketing program has experienced higher than anticipated lapsation on the acquired books of business. At June 30, 2006, the Company assumed, through a coinsurance agreement with an unafilliated insurer, a block of domestic business. The reinsurance agreement is expected to generate approximately $300,000 of annual premiums beginning in the third quarter of 2006.
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
•	As an increasing percentage of the world population reaches retirement age, we believe we will benefit from increased demand for living products rather than death products, as aging baby boomers will require cash accumulation to provide expenses to meet their lifetime needs. Our ordinary life products are designed for our policyowners to accumulate cash values to provide for living expenses in the insured’s later years while continuously providing a death benefit.

•	The volatility in the equity markets over the past few years has posed a number of problems for some companies in the life insurance industry. Even though the capital markets have recovered, not all companies have participated evenly in the recovery. We historically have had minimal equity exposure, including less than 1% of total invested assets as of June 30, 2006 and December 31, 2005, and we plan to continue to have minimal assets in equity investments in the future.

•	Corporate bond defaults and credit downgrades, which have resulted in other-than- temporary impairment in the value of many securities, have had a material impact on life insurers in the past few years. We have not incurred significant losses from bond defaults for many years. The majority of our investment portfolio is held in debt instruments carrying the full faith and credit of the U.S. Government, or U.S. Government-sponsored enterprises. As interest rates rise, we may elect to diversify beyond such instruments; however, we do not expect to make radical changes to the risk profile of the portfolio.

•	Some life insurance companies have recently suffered significant reductions in capital due to losses, and will have to improve their capital adequacy ratios to support their business or divest a portion of their business. We have not experienced any capital reductions in our life business and do not anticipate this trend will affect us. We did reduce capital on a regulatory basis by approximately $20 million when we acquired Security Plan; however, we maintain more than adequate levels of capital, and with the earnings of Security Plan on a regulatory basis, expect to replenish regulatory capital from our life insurance subsidiaries.

•	Some property/casualty insurance companies, including SPFIC, have recently suffered significant reductions in capital due to weather-related losses. We have compensated for those losses through an additional capital contribution from Security Plan and through increased catastrophic reinsurance coverage.

•	Because of the trends described above coupled with increasing costs of regulatory compliance such as the Sarbanes-Oxley Act of 2002, we believe there is a trend towards consolidation of domestic life insurance companies. We believe this should be a benefit to our acquisition strategy because there should be more complementary acquisition candidates available for us to consider acquiring.

•	Many of the events and trends affecting the life insurance industry have had an impact on the life reinsurance industry. These events led to a decline in the availability of reinsurance. While we currently cede a limited amount of our primary insurance business to reinsurers, we may find it difficult to obtain reinsurance in the future, forcing us to seek reinsurers who are more expensive to us. If we cannot obtain affordable reinsurance coverage, either our net exposures will increase or we would have to reduce our underwriting commitments.
Recent Transactions
A formal contract was signed with a third party in the first quarter of 2006 to sell our primary accident and health insurance subsidiary, CNLIC, but is subject to regulatory approval before closing. CNLIC represents approximately 70% of our accident and health business. The remaining 30% of the accident and health business will continue to be ceded under existing coinsurance agreements with the acquirer of CNLIC.
Management continues to seek acquisitions that can add value to our Company, although at this time, we have no agreements or understandings with respect to any acquisition. Because of the growth in our asset base and level of capital, management expects to seek opportunities for larger acquisition transactions (those in the $50 million to $100 million purchase price range).
In June 2006, the Company assumed a block of life business from an unaffiliated insurer through a coinsurance agreement. The Company received $2.7 million, representing the statutory reserve transfer. Of this, $1.6 million was recorded as future policy benefit reserves and $1.1 million was recorded as unearned gain on reinsurance. The Company also paid a ceding commission of $970,000. The $1.1 million difference between assets received and reserves assumed was accounted for as a deferred gain, which will be recognized over the life of the business. The ceding commission was recorded to deferred acquisition costs and will be amortized over the life of the business. The reinsurance agreement is expected to generate approximately $300,000 of premiums annually beginning in the third quarter of 2006.
Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2005
Overview
Total revenue from our International Life segment amounted to $22.8 million during the second three months of 2006 compared to $19.8 million for the same period of 2005, reflecting continued growth in new business. For the second quarter of 2006, Home Service revenues amounted to $12.6 million, compared to $12.7 million in the second quarter of 2005. Under the management of its previous owner, Security Plan had focused on limiting the amount of new business sold in order to maximize profits under regulatory accounting. As such, its book of premium income decreased each year for five years ended December 31, 2004. Management believes that our new emphasis on sales can halt the shrinkage in the premium income and serve as a base from which to expand our home service business. This plan was disrupted by Hurricanes Katrina and Rita as discussed earlier; however, management is optimistic about the progress made to date. Security Plan is made up of books of business from numerous small life insurance carriers that it had acquired during its history. In our Domestic Life segment, total U.S. life revenue for the second quarter of 2006 amounted to $2.7 million, compared to $1.1 million in the second quarter of 2005.
Net income increased 163.3% for the second quarter of 2006 compared to the same period in 2005, from $362,000 to $954,000, primarily related to the change in fair value of options and warrants. The second quarter of 2006 included income from options and warrants of $175,000, versus a loss of $492,000 in the second quarter of 2005.
Consolidated Results
The following table sets forth our net income for periods indicated:

Quarter		Net Income
Ended	Net Income	Per Class A and B
June 30	(In thousands)	Common Share
2006	$954	$0.01
2005	362	0.00
As further discussed below, the increase in premium income in the international life segment, as well as the decrease in amortization of cost of customer relations, contributed to the increase in earnings in the second quarter of 2006, compared to the same period in 2005. Also, the deferred policy acquisition cost in SPLIC increased due to a change in actuarial assumptions related to the writing of new business.
Total revenues for the second quarter of 2006 were $38.2 million, compared to $33.9 million in the like period of 2005, an increase of 12.8%. The continued growth in international life business accounted for most of the growth.
Premium Income. Premium income for the second quarter of 2006 increased to $30.7 million from $27.9 million in the second quarter of 2005, or 9.8%. The 2006 increase was due primarily to increased new business issued in the international life segment. Additionally, premium losses in Security Plan as the result of Hurricanes Katrina and Rita were minimal and have been made up through increased new business during the first and second quarters of 2006.
Net Investment Income. Net investment income increased 17.9% during the second quarter of 2006 to $6.7 million, compared to $5.7 million during the second quarter of 2005. Available returns were higher during 2006 compared to 2005. We continue to invest in bonds of U.S. Government-sponsored enterprises, such as FNMA and FHLMC. Also, late in 2005, approximately $20 million of AAA-rated, tax-exempt municipal bonds were purchased, which generated tax-equivalent yields of 30-40 basis points higher than on agency instruments. Management is currently reviewing its investment guidelines, given the recent increases in interest rates. It is possible that the Company will diversify its future investments in bonds, although management does not foresee significant changes in the risk profile.

Reserves. The change in future policy benefit reserves increased from $6.6 million in the second quarter of 2005 to $7.4 million in the second quarter of 2006, predominantly due to the significant volume of new business written over the past two years and a change in product mix in 2005 and 2006, which resulted in larger first year reserves.
Policyholder Dividends. Policyholder dividends increased 8.2% during the second quarter of 2006 to $1.3 million from dividends of $1.2 million in the second quarter of 2005, due to the continued issuance of large volumes of participating ordinary whole life products. Virtually all of our policies on foreign nationals are participating. The dividends are factored into our premium pricing to minimize the impact on profitability.
Claims and Surrenders. As noted in the table below, claims and surrenders increased 9.3% from $12.8 million in the second quarter of 2005 to $14.0 million in the second quarter 2006. The 2006 increase primarily relates to casualty claims from Hurricane Katrina, which has exceeded reinsurance coverage, that continued in 2006.

	Three Months Ended June 30,
	2006	2005
	(In thousands)
Death claims	$5,636	5,837
Surrender benefits	4,468	4,011
Endowments	2,523	2,138
Casualty claims	1,076	534
Other policy benefits	185	149
Accident and health benefits	92	125

Total claims and surrenders	$13,980	12,794

Endowment benefits increased 18.0% from $2.1 million in the second quarter of 2005 to $2.5 million in the second quarter of 2006. We have a series of international policies that carry an immediate endowment benefit of an amount elected by the policyowner. This endowment is factored into the premium of the policy and is paid annually. Like policy dividends, endowments are factored into the premium and, as such, the increase should have no adverse impact on profitability.
Casualty claims and other policy benefits amounted to $1.3 million in the second quarter of 2006, compared to $683,000 in 2005 (see table above). These other benefits are comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits. In 2006, Home Service casualty claims totaled $1.1 million, compared to $534,000 in 2005. The large increase was due to Hurricane Katrina. An unexpected surge in hurricane-related claims cost occurred in 2006 as a result of regulatory-mandated mediation, which impacted numerous claims that were previously closed. The overall net cost of claims in 2005 and 2006 from the hurricanes was approximately $2.5 million.
Accident and health benefits of $92,000 have been nominal since the cession of the majority of our accident and health business in force according to coinsurance agreements effective January 1, 2004.

Commissions. Commissions increased 8.3% for the quarter ended June 30, 2006 to $8.8 million from $8.2 million in the second quarter of 2005. Commissions paid by our Home Service segment during the second quarter of 2006 totaled $3.3 million, compared to $3.1 million in 2005, as a result of increased business, and International Life segment commissions were higher as well. Additional compensation was paid on these reinstatements beyond that which was anticipated by management.
Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses increased 29.8% to $8.2 million in the second quarter of 2006, compared to $6.3 million in the same period in 2005. The increase was primarily attributable to a larger contribution to the Company’s profit sharing plan, as a result of the inclusion of Security Plan field and home office personnel, and expenses related to the higher costs associated with the Company’s annual associates’ convention that was held in the second quarter of 2006.
Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs increased 11.9% from $6.0 million in the second quarter of 2005 to $6.7 million during the same period of 2006. This increase was primarily related to the increase in new life production discussed above, as well as a change in assumption in the Home Service business brought on by the increased new premium. Amortization of these costs was $3.1 million and $2.7 million, respectively, in the second quarters of 2006 and 2005.
Cost of Customer Relationships Acquired and Other Intangibles. Amortization of cost of customer relationships acquired decreased from $1.3 million in the second quarter of 2005 to $882,000 in the same period of 2006. The amortization was low in SPLIC, at $520,000 for the second six months of 2006 compared to $762,000 in the second quarter of 2005, due to over amortizing in the third quarter of 2005 because of uncertainty related to the hurricanes. Additionally, CICA amortized $272,000 in the second quarter of 2006 versus $530,000 in the same period of 2005, as persistency improved.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Overview
Total revenues for the six months ended June 30, 2006 were $76.3 million, a 12.5% increase over the same period in 2005 when revenues were $67.8 million. Total revenues from our International Life segment amounted to $44.6 million during the first six months of 2006 compared to $37.2 million for the same period of 2005, reflecting continued growth in new business.
For the first half of 2006, Home Service revenues amounted to $25.9 million, compared to $25.6 million in 2005. Under the management of its previous owner, Security Plan had focused on limiting the amount of new business sold in order to maximize profits under regulatory accounting. As such, its book of premium income decreased each year for five years ended December 31, 2004. Management believes that our new emphasis on sales can halt the shrinkage in the premium income and serve as a base from which to expand our home service business. This plan was disrupted by Hurricanes Katrina and Rita as described earlier; however, management is optimistic about the progress made to date. Security Plan is made up of books of business from numerous small life insurance carriers that it had acquired during its history. In our Domestic Life segment, total U.S.

life revenues for the first half of 2006 amounted to $5.4 million compared to $4.6 million in the same period of 2005.
Consolidated Results
The following table sets forth our net income for periods indicated:

Six Months		Net Income
Ended	Net Income	Per Class A and B
June 30	(In thousands)	Common Share
2006	$3,003	$0.05
2005	2,722	0.04
As further discussed below, the increase in premium income in the international life segment, as well as the decrease in amortization of cost of customer relationships, contributed to the increase in earnings. Also, the deferred policy acquisition cost in SPLIC increased due to a change in actuarial assumptions related to the writing of new business.
Premium Income. Premium income for the first six months of 2006 increased to $60.9 million from $55.4 million in the same period of 2005, or 9.9%. The 2006 increase was due primarily to increased new business issued in the international life segment. Additionally, premium losses in Security Plan as the result of Hurricanes Katrina and Rita were minimal and have been made up through increased new business during 2006.
Net Investment Income. Net investment income increased 13.2% during the first six months of 2006 to $13.0 million, compared to $11.5 million during the same period of 2005. Available returns were higher during 2006 compared to 2005. We continue to invest in bonds of U.S. Government-sponsored enterprises, such as FNMA and FHLMC. Also, late in 2005, approximately $20 million of AAA-rated, tax-exempt municipal bonds were purchased, which generated tax-equivalent yields of 30-40 basis points higher than on agency instruments. Management is currently reviewing its investment guidelines, given the recent increases in interest rates. It is possible that the Company will diversify its future investments in bonds, although management does not foresee significant changes in the risk profile.
Reserves. The change in future policy benefit reserves increased from $11.5 million in the first six months of 2005 to $14.5 million, a 26.5% increase in the same period of 2006, predominantly due to the significant volume of new business written over the past two years and a change in product mix in 2005 and 2006, which resulted in larger first year reserves.
Policyholder Dividends. Policyholder dividends increased 12.1% during the first six months of 2006 to $2.3 million from $2.1 million in the same period of 2005, due to the continued issuance of large volumes of participating ordinary whole life products. Virtually all of our policies on foreign nationals are participating. The dividends are factored into our premium pricing to minimize the impact on profitability.
Claims and Surrenders. As noted in the table below, claims and surrenders increased 11.2% from $25.2 million in the first six months of 2005 to $28.0 million in 2006. The 2006 increase primarily relates to casualty claims from Hurricane Katrina that continued in 2006.

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Death claims	$11,463	12,142
Surrender benefits	8,299	7,384
Endowments	4,947	4,047
Casualty claims	2,572	987
Other policy benefits	410	357
Accident and health benefits	287	246

Total claims and surrenders	$27,978	25,163

Endowment benefits increased 22.2% from $4.0 million in the first six months of 2005 to $4.9 million in the same period of 2006. We have a series of international policies that carry an immediate endowment benefit of an amount elected by the policyowner. This endowment is paid annually. Like policy dividends, endowments are factored into the premium and, as such, the increase should have no adverse impact on profitability.
Casualty claims and other policy benefits amounted to $3.0 million in the first six months of 2006, compared to $1.3 million in 2005. These other benefits are comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits. In 2006, Home Service casualty claims totaled $2.6 million, compared to $987,000 in 2005. The large increase was due to Hurricane Katrina. An unexpected surge in hurricane-related claims cost occurred in 2006 as a result of regulatory-mandated mediation, which impacted numerous claims that were previously closed. Overall net casualty claims, net of reinsurance, from the hurricanes in 2005 and 2006 was approximately $2.5 million.
Accident and health benefits of $287,000 have been nominal since the cession of the majority of our accident and health business in force according to coinsurance agreements effective January 1, 2004.
Commissions. Commissions increased 13.8% during the first six months of 2006 to $17.6 million from $15.5 million in 2005. Commissions paid by our Home Service segment in 2006 totaled $6.5 million, compared to $5.2 million in 2005, as a result of increased new business, and International Life segment commissions were higher as well.
Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses increased 13.8% to $15.3 million in the first six months of 2006 compared to $13.4 million during the same period in 2005. The increase was largely due to an increased contribution to the Company’s profit sharing plan, as well as increased costs associated with employee benefits.
Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs increased 18.3% from $11.0 million in the first six months of 2005 to $13.0 million during the same period in 2006. This increase was primarily related to the increase in new life production discussed above, as well as a change in actuarial assumptions on 2006 issues due to higher commissions being paid in 2006 in the Home Service market. Amortization of these costs was $5.7 million and $4.6 million, respectively, in the first six months of 2006 and 2005.

Cost of Customer Relationships Acquired and Other Intangibles. Amortization of cost of customer relationships acquired and other intangibles decreased from $2.5 million in the first six months of 2005 to $1.6 million during the same period in 2006, due to no amortization for SPLIC in the first quarter of 2006. In the third quarter of 2005, SPLIC amortized $2.3 million because of uncertainty from the hurricanes. The model used to amortize this intangible indicated that no amortization was required for the fourth quarter of 2005 or the first quarter of 2006, since we over amortized in the third quarter of 2005.
Liquidity and Capital Resources
Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.
Liquidity requirements of Citizens are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate invested assets to provide cash flow. During the fourth quarter of 2005 and the first six months of 2006, however, SPFIC sold approximately $3.1 million of bonds in order to meet the cash outflow related to claims from Hurricanes Katrina and Rita. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.
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
In the past, cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $11.4 million and $9.7 million for the six months ended June 30, 2006 and 2005, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Net cash outflows from investment activity totaled $17.0 million for the six months ended June 30, 2006 and net cash inflows totaled $18.3 million for the six months ended June 30, 2005. The outflows from investing activity for the six months ended June 30, 2006, primarily related to the investment of excess cash and cash equivalents generated from operations. In 2005, the inflow resulted from significant call activity in our fixed income portfolio.
Stockholders’ equity at June 30, 2006 was $128.8 million compared to $137.0 million at December 31, 2005. The 2006 decrease was due to unrealized losses on our bond portfolio net of tax of $15.3 million. The unrealized losses resulted from increases in interest rates, which had the effect of decreasing the fair value of our fixed income investment portfolio.

Invested assets increased 0.9% to $489.2 million at June 30, 2006 from $484.8 million at December 31, 2005. Fixed maturities are categorized into two classifications: fixed maturities held-to-maturity, which are reported at amortized cost, and fixed maturities available-for-sale which are reported at fair value.
Fixed maturities available-for-sale and fixed maturities held-to-maturity were 93.5% and 1.1%, respectively, of invested assets at June 30, 2006. Fixed maturities held to maturity, amounting to $5.5 million at June 30, 2006, consist of U.S. Treasury securities. Management has the intent and ability to hold the securities in unrealized loss positions to maturity or full recovery in value.
Policy loans comprised 4.9% of invested assets at June 30, 2006 and December 31, 2005. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 10% and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.
Our cash balances at our two primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at June 30, 2006 and December 31, 2005. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2006, we intend to continue to utilize high grade commercial paper as a cash management tool to minimize excess cash balances and enhance returns.
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
The National Association of Insurance Commissioners has established minimum capital requirements in the form of Risk-Based Capital (RBC). RBC factors the type of business written by an insurance company, the quality of its assets, and various other factors into account to develop a minimum level of capital called “authorized control level RBC” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At June 30, 2006 and December 31, 2005, all of our insurance subsidiaries were above required minimum levels.
We signed a revolving line of credit agreement from Regions Bank for a $30 million credit facility for use in acquisitions in March 2004. On October 1, 2004, we entered into a Second Amendment to the Loan Agreement that converted into a term loan a $30 million advance against the line of credit made in connection with the acquisition of Security Plan. The loan was repaid in April 2005. In November 2005, we executed documents to renew the line of credit through October 2006, and to increase the borrowing capacity to $75 million. No amounts were outstanding at June 30, 2006. Provisions of the outstanding preferred stock issue limit the amount we can borrow without the Company’s preferred stockholders’ consent to $30 million.

We have committed to the following contractual obligations as of June 30, 2006 with the payments due by the period indicated below:

Contractual		Less than	1 to 3	3 to 5	More than
Obligation	Total	1 year	years	years	5 years
		(In Thousands)

Operating leases	$849	313	370	166	—
Other	201	115	86	—	—

Total operating
leases and other	1,050	428	456	166	—

Future policy benefit reserves:

Life insurance	456,443	168	945	8,865	446,465
Annuities	20,059	7,983	5,515	3,571	2,990
Accident and health	11,174	11,174	—	—	—

Total future policy
benefit reserves	487,676	19,325	6,460	12,436	449,455

Policy claims payable:

Life insurance	6,265	6,265	—	—	—
Accident and health	933	933	—	—	—
Casualty	1,011	1,011	—	—	—

Total policy
claims payable	8,209	8,209	—	—	—

Series A-1
preferred stock	16,251	—	—	16,251	—

Tatal contractual obligations	$513,186	27,962	6,916	28,853	449,455

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
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the six months ended June 30, 2006 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. The relative stability of these assumptions and management’s analysis is discussed below.
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
A recoverability test that considers among other things, actual experience and projected future experience, is performed at least annually by third party actuarial consultants. These annual recoverability tests initially calculate the available premium (gross premium less benefit net premium less percent of premium expense) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Based upon the analysis performed to only capitalize expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing, management believes that our deferred policy acquisition costs and related amortization as of and for the six months ended June 30, 2006 and 2005 limits the amount of deferred costs to its estimated realizable value.
Valuation of Investments in Fixed Maturity and Equity Securities
At June 30, 2006, investments in fixed maturity and equity securities were 94.6% and 0.1%, respectively, of total investments. Approximately 98.8% of our fixed maturities were classified as available-for-sale securities at June 30, 2006, with the remaining 1.2% classified as held-to-maturity securities based upon our intent and ability to hold these securities to maturity. All equity securities at June 30, 2006 are classified as available-for-sale securities. We have no fixed maturity or equity securities that are classified as trading securities at June 30, 2006.
Additionally, at June 30, 2006, 65.9% of our fixed maturity securities were invested in securities backed by the full faith and credit of the U.S. Government or in U.S. Government-sponsored enterprises. We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. With the exception of Security Plan, virtually all investments of our subsidiaries are in bonds that carry the full faith and credit of the U.S. Government or U.S. Government-sponsored enterprises. Security Plan has significant investments in corporate and municipal bonds.
Gross unrealized losses on fixed maturities available-for-sale amounted to $23.3 million as of June 30, 2006. These securities are primarily investments in callable instruments issued by U.S. Government-sponsored enterprises and U.S. Government agencies. It is remote that unrealized losses on these securities will result in realized losses, since we have the intent and believe we have the ability to hold these securities to the call date or maturity date. Based upon our review of individual holdings and emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. Government-sponsored corporations, U.S. Treasury securities and obligations of the U.S. Government and agencies and our analysis whether declines in fair value below cost are temporary or other-than-temporary, management believes that our investments in fixed maturity and equity securities at June

30, 2006 are not impaired, and no other-than-temporary losses need to be recorded. The losses are due to the coupon interest rate being less than the prevailing market interest rates at June 30, 2006.
These securities are being monitored by us to determine if the unrealized loss as of June 30, 2006 indicates there is a loss that is other-than-temporary. As of June 30, 2006, we have determined that there are no other-than-temporary impairments on these securities.
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
     In June 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

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
Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised more than 99.6% of our investment portfolio as of June 30, 2006. These investments are mainly exposed to changes in U.S. Treasury rates. Our fixed maturities investments include U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 65.9% of the fixed maturities we owned at June 30, 2006 are instruments of U.S. Government-sponsored enterprises, or are backed by U.S. Government agencies.
To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities. We assess interest rate sensitivity with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100 basis point shifts in the prevailing interest rates. Should prevailing interest rates move upward, the Company has the ability to hold its current fixed maturities until such time as they mature. The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100 basis point upward and downward shifts on our available-for-sale fixed maturities investments as of the dates indicated:
June 30, 2006
(In thousands)

Decreases in Interest Rates			Increases in Interest Rates
300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
Points	Points	Points	Points	Points	Points
$40,557	$24,420	$8,718	$(60,288)	$(90,559)	$(117,719)

December 31, 2005
(In thousands)

Decreases in Interest Rates			Increases in Interest Rates
300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
Points	Points	Points	Points	Points	Points
$65,930	$42,730	$23,279	$(42,198)	$(73,921)	$(102,269)

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
There are no fixed maturities or other investments that we classify as trading instruments. At June 30, 2006 and December 31, 2005, we had no investments in derivative instruments.
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was less than 1% of our total investments at June 30, 2006. Thus, we believe that significant decreases in the equity markets would have an immaterial impact on our total investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure, among other things, that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to the other members of senior management and the Board of Directors.
Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining disclosure controls and procedures for the Company (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based upon our evaluation at the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
(b) Management Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the Company’s internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded the Company did maintain effective internal control over financial reporting as of June 30, 2006.
(c) Change in Internal Control over Financial Reporting
No changes in our internal controls over financial reporting have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting. The Company continues to monitor and evaluate its internal controls. Management is focused on improving and refining those controls already in place, as well as evaluating procedures that may have changed since the end of 2005. As a result of this process, the Company cannot rule out the need to make changes to our internal controls.

PART II
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

Item 1. A Risk Factors
No change.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
We held an Annual Meeting of Shareholders on June 6, 2006. The following matters were acted upon at the meeting:
•	we considered and approved a proposal to elect the following Class B Directors for the ensuing year, or until their successors are elected and qualified:
Harold E. Riley, Austin, Texas
Richard C. Scott, Waco, Texas
Mark A. Oliver, Austin, Texas
Rick D. Riley, Austin, Texas
Grant G. Teaff, Waco, Texas
•	we considered and approved a proposal to elect the following Class A Directors for the ensuing year, or until their successors are elected and qualified:
E. Dean Gage, College Station, Texas
Steven F. Shelton, Lamar, Colorado
Timothy T. Timmerman, Austin, Texas
•	we considered and ratified the appointment of Ernst & Young LLP as the independent auditor for the Company for 2006.
Item 5. Other Information
None.

Item 6. Exhibits
3.1	Restated and Amended Articles of Incorporation (a)

3.2	Bylaws (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (j)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (c)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (d)

10.3	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (e)

10.4	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (f)

10.5	Loan Agreement, Security Agreement and Note dated March 22,2004 between Citizens, Inc. and Regions Bank (h)

10.5(a)	Second Amendment to Loan Agreement between Citizens, Inc. and Regions Bank dated October 1, 2004 (j)

10.5(b)	Security Agreement between Citizens Insurance Company of America and Regions Bank dated October 1, 2004 (j)

10.5(c)	Subordinated Debenture dated October 1, 2004, issued by Citizens Insurance Company of America to Citizens, Inc. (o)

10.6(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.6(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.6(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.6(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.6(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.6(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.6(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.6(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.6(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.6(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.6(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.6(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

10.7	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd. (l)

10.8	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (m)

10.9	First Amended and Restated Loan Agreement – Regions Bank, dated December 5, 2005 (n)

11.0	Statement re: Computation of per share earnings (i)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, filed with the Commission on May 2, 1995, and incorporated herein by reference.

(c)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, filed on or about November 4, 1996, and incorporated herein by reference.

(d)	Filed as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(e)	Filed on March 22, 2004 as Exhibit 10.8 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.9 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(g)	See Note 6 to the Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Form 10-Q.

(h)	Filed with the Registrant’s Periodic Report on Form 8-K on July 15, 2004 and incorporated herein by reference.

(i)	Filed on March 26, 2004 as Exhibit 10.10 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(j)	Filed on October 1, 2004 as Exhibit 10.11 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(k)	Filed on October 1, 2004 as Exhibit 10.11 with the Registrant’s current Report on Form 8-K and incorporated herein by reference.

(l)	Filed on March 31, 2005, as Exhibit 10.10(m) with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(m)	Filed on March 31, 2005 as Exhibit 10.10(n) with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(n)	Filed on March 16, 2006 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as Exhibit 10.10(o), and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.
By:	/s/ Harold E. Riley
Harold E. Riley
Chief Executive Officer and Chairman

By:	/s/ Larry E. Carson
Larry E. Carson
Vice President, Chief Financial Officer and Treasurer

Date: August 9, 2006

EXHIBIT INDEX
Exhibit No.
3.1	Restated and Amended Articles of Incorporation (a)

3.2	Bylaws (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (j)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (c)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (d)

10.3	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (e)

10.4	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (f)

10.5	Loan Agreement, Security Agreement and Note dated March 22,2004 between Citizens, Inc. and Regions Bank (h)

10.5(a)	Second Amendment to Loan Agreement between Citizens, Inc. and Regions Bank dated October 1, 2004 (j)

10.5(b)	Security Agreement between Citizens Insurance Company of America and Regions Bank dated October 1, 2004 (j)

10.5(c)	Subordinated Debenture dated October 1, 2004, issued by Citizens Insurance Company of America to Citizens, Inc. (o)

10.6(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.6(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.6(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.6(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.6(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.6(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.6(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.6(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.6(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.6(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.6(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.6(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

10.7	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd. (l)

10.8	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (m)

10.9	First Amended and Restated Loan Agreement – Regions Bank, dated December 5, 2005 (n)

11.0	Statement re: Computation of per share earnings (i)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, filed with the Commission on May 2, 1995, and incorporated herein by reference.

(c)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, filed on or about November 4, 1996, and incorporated herein by reference.

(d)	Filed as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(e)	Filed on March 22, 2004 as Exhibit 10.8 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.9 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(g)	See Note 6 to the Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Form 10-Q.

(h)	Filed with the Registrant’s Periodic Report on Form 8-K on July 15, 2004 and incorporated herein by reference.

(i)	Filed on March 26, 2004 as Exhibit 10.10 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(j)	Filed on October 1, 2004 as Exhibit 10.11 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(k)	Filed on October 1, 2004 as Exhibit 10.11 with the Registrant’s current Report on Form 8-K and incorporated herein by reference.

(l)	Filed on March 31, 2005, as Exhibit 10.10(m) with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(m)	Filed on March 31, 2005 as Exhibit 10.10(n) with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(n)	Filed on March 16, 2006 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as Exhibit 10.10(o), and incorporated herein by reference.