Form 10-Q
period 2006-09-30
CITIZENS INC
filed 2006-11-13
CIK 24090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
☐ Yes       ☑ No
As of November 1, 2006, the Registrant had 40,264,448 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock, no par value, outstanding.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Unaudited)
	September 30,	December 31,
	2006	2005
Assets

Investments:

Fixed maturities held-to-maturity, at amortized cost (fair value $6,282,000 in 2006 and $9,143,212 in 2005)	$5,496,645	7,639,505
Fixed maturities available-for-sale, at fair value (amortized cost $484,863,578 in 2006 and $457,386,343 in 2005)	476,390,904	449,931,167
Equity securities, available-for-sale, at fair value (cost $344,521 in 2006 and $429,176 in 2005)	450,636	609,760
Mortgage loans on real estate (net of allowance of $50,000 in 2006 and 2005)	514,140	833,464
Policy loans	24,160,448	23,918,241
Other long-term investments	1,840,174	1,878,886

Total investments	508,852,947	484,811,023

Cash and cash equivalents	24,434,044	18,311,105
Accrued investment income	6,134,993	6,477,499
Reinsurance recoverable	15,653,893	19,118,009
Federal income tax recoverable	402,718	—
Deferred policy acquisition costs	81,592,694	70,410,334
Other intangible assets	1,695,125	2,095,125
Cost of customer relationships acquired	37,178,033	39,259,276
Excess of cost over net assets acquired	12,401,990	12,401,990
Property and equipment	7,627,942	7,736,623
Other assets	5,453,658	1,267,827

Total assets	$701,428,037	661,888,811

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED

	(Unaudited)
	September 30,	December 31,
Liabilities and Stockholders’ Equity	2006	2005
Liabilities:
Future policy benefit reserves:
Life insurance	$463,856,363	436,716,912
Annuities	20,615,121	19,440,486
Accident and health	10,818,742	11,579,870
Dividend accumulations	5,033,630	5,066,828
Premium deposits	11,469,891	9,942,096
Policy claims payable	8,079,643	11,226,907
Other policyholders’ funds	5,664,531	5,473,358

Total policy liabilities	525,537,921	499,446,457
Commissions payable	2,318,029	2,666,764
Federal income tax payable	—	447,829
Deferred Federal income tax	1,862,198	1,620,839
Payable for securities in the process of settlement	6,936,097	—
Warrants outstanding	1,513,542	1,587,151
Other liabilities	9,881,242	7,611,138

Total liabilities	548,049,029	513,380,178

Cumulative convertible preferred stock Series A-1 - $500 stated value per share, 25,000 shares authorized, issued and outstanding in 2006 and 2005; Series A-2 - $935 stated value per share, 5,000 shares authorized, 4,014 issued and outstanding in 2006	12,548,135	11,545,543

Stockholders’ Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 43,400,186 shares issued in 2006 and 43,300,934 shares issued in 2005, including shares in treasury of 3,135,738 in 2006 and 2,930,596 in 2005	214,827,268	214,307,665
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2006 and 936,181 shares issued and outstanding in 2005	3,184,350	3,184,350
Retained deficit	(60,648,210)	(64,717,088)
Accumulated other comprehensive loss:
Unrealized losses on securities, net of tax	(5,521,929)	(4,801,231)

	151,841,477	147,973,696
Treasury stock, at cost	(11,010,606)	(11,010,606)

Total stockholders’ equity	140,830,872	136,963,090

Total liabilities and stockholders’ equity	$701,428,037	661,888,811

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Revenues:
Premiums	$31,525,397	29,422,007
Net investment income	7,039,926	6,155,959
Realized gains (losses)	(139,756)	61,642
Increase in fair value of options and warrants	(291,348)	(129,187)
Other income	350,840	336,075

Total revenues	38,485,059	35,846,496

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,336,093	12,119,097
Increase in future policy benefit reserves	7,444,137	6,684,117
Policyholders’ dividends	1,493,184	1,317,811

Total insurance benefits paid or provided	22,273,414	20,121,025

Commissions	8,189,946	8,269,384
Other underwriting, acquisition and insurance expenses	6,090,168	5,903,568
Capitalization of deferred policy acquisition costs	(6,112,745)	(6,180,211)
Amortization of deferred policy acquisition costs	3,239,901	2,772,603
Amortization of cost of customer relationships acquired and other intangible assets	841,644	2,714,252

Total benefits and expenses	34,522,328	33,600,621

Income before Federal income tax	3,962,731	2,245,875

Federal income tax expense	1,374,506	759,000

Net income	$2,588,225	1,486,875

Net income applicable to common stockholders	$2,079,724	999,762

Per Share Amounts:
Basic income per share of common stock	$0.05	0.02

Diluted income per share of common stock	$0.05	0.02

Weighted average shares outstanding — basic	41,236,144	41,104,264

Weighted average shares outstanding — diluted	44,237,801	41,104,264

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Revenues:
Premiums	$92,440,027	84,851,258
Net investment income	20,034,063	17,635,157
Realized gains	1,173,542	677,317
Decrease (increase) in fair value of options and warrants	73,609	(186,399)
Other income	1,067,971	717,875

Total revenues	114,789,212	103,695,208

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	41,313,779	37,282,328
Increase in future policy benefit reserves	21,953,156	18,155,375
Policyholders’ dividends	3,821,723	3,394,911

Total insurance benefits paid or provided	67,088,658	58,832,614

Commissions	25,820,569	23,759,477
Other underwriting, acquisition and insurance expenses	21,393,947	19,349,462
Capitalization of deferred policy acquisition costs	(19,126,248)	(17,176,193)
Amortization of deferred policy acquisition costs	8,913,888	7,396,979
Amortization of cost of customer relationships acquired and other intangibles	2,481,243	5,210,183

Total benefits and expenses	106,572,057	97,372,522

Income before Federal income tax	8,217,155	6,322,686

Federal income tax expense	2,626,083	2,114,000

Net income	$5,591,072	4,208,686

Net income applicable to common stockholders	$4,068,878	2,730,469

Per Share Amounts:
Basic income per share of common stock	$0.10	0.07

Diluted income per share of common stock	$0.09	0.07

Weighted average shares outstanding — basic	41,201,962	41,080,370

Weighted average shares outstanding — diluted	43,203,066	41,080,370

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$5,591,072	4,208,686
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on sale of investments and other assets	(1,173,542)	(677,317)
Net deferred policy acquisition costs	(10,212,360)	(9,779,214)
Increase (decrease) on fair value of options and warrants	(73,609)	186,399
Amortization of cost of customer relationships acquired and other intangibles	2,481,243	5,210,183
Amortization of net premiums on fixed maturities	1,047,939	1,122,725
Depreciation	957,393	758,767
Deferred Federal income tax expense	612,631	1,777,042
Change in:
Accrued investment income	342,506	1,024,461
Reinsurance recoverable	3,464,116	(5,689,625)
Future policy benefit reserves	25,715,156	18,159,445
Other policy liabilities	(1,461,495)	7,449,466
Federal income tax	(850,547)	(2,113,032)
Commissions payable and other liabilities	3,341,503	(2,512,748)
Change in other receivables	(4,185,831)	1,115,554
Other, net	(1,358,650)	(783,282)

Net cash provided by operating activities	24,237,525	19,457,510

Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	16,378,125	14,762,475
Sale of equity securities, available-for-sale	176,756	—
Maturity of fixed maturities, available-for-sale	24,506,210	85,187,799
Purchase of fixed maturities, available-for-sale	(59,159,113)	(99,794,782)
Principal payments on mortgage loans	92,738	38,561
Sale of other long-term investments and property and equipment	90,176	989,898
Decrease (increase) in policy loans	(242,207)	231,700
Principal payments on notes receivable	474,884	—
Purchase of other long-term investments and property and equipment	(849,825)	(242,917)

Net cash provided by (used in) investing activities	(18,532,256)	1,172,734

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from financing activities:
Annuity and universal life deposits	1,837,802	2,135,975
Annuity and universal life withdrawals	(1,420,132)	(1,108,543)
Payoff of notes payable	—	(30,000,000)
Payment of convertible preferred stock issuance cost	—	(87,533)
Proceeds from issuance of convertible preferred stock	—	2,500,936

Net cash provided by (used in) financing activities	417,670	(26,559,165)

Net increase (decrease) in cash and cash equivalents	6,122,939	(5,928,921)

Cash and cash equivalents at beginning of period	18,311,105	31,720,787

Cash and cash equivalents at end of period	$24,434,044	25,791,866

Supplemental Disclosure of Operating Activities:
Cash paid during the period for income taxes	$2,864,001	2,449,990

Cash paid during the period for interest	$—	695,408

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends on the Company’s Series A-1 Convertible Preferred Stock, issued in 2004, and Series A-2 Convertible Preferred Stock, issued in 2005, were paid by the Company through the issuance of Class A common stock to the preferred shareholders in the amounts of $519,603 and $393,809 for the first nine months of 2006 and 2005, respectively. Accretion of deferred issuance costs and discounts on the Convertible Preferred Stock during the first nine months of 2006 and 2005 was $1,002,592 and $1,084,408, respectively.
In conjunction with the issuance of the preferred stock, options and warrants for the purchase of the Company’s common stock were granted to the investors. The change in fair value of the liability for options and warrants is a component of net income. Included in net income is a decrease in fair value of options and warrants of $73,609 and an increase of $186,399 for the first nine months of 2006 and 2005, respectively.
The Company foreclosed on a mortgage loan in the second quarter of 2006 in the amount of $226,586, and the real estate was recorded as an other long-term investment.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
(1)	Financial Statements

The interim consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977, and its wholly-owned subsidiaries, CICA LIFE Insurance Company of America (CICA) (fka Citizens Insurance Company of America), Computing Technology, Inc., Funeral Homes of America, Inc., Insurance Investors, Inc., Citizens National Life Insurance Company (CNLIC), KYWIDE Insurance Management, Inc., Security Alliance Insurance Company, Security Plan Life Insurance Company (Security Plan or SPLIC), Security Plan Fire Insurance Company (SPFIC), and Mid-American Associates Agency, Inc. (MAAAI). Citizens and its consolidated subsidiaries are collectively referred to as the “Company,” “we,” or “our.”

On March 15, 2006, MAAAI was dissolved. In addition, Citizens USA Life Insurance Company was merged into CICA effective March 31, 2006.

The consolidated statement of financial position for September 30, 2006, the consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments and reclassifications to present fairly the financial position, results of operations and changes in cash flows at September 30, 2006, and for comparative periods presented have been made.

Certain 2005 amounts have been reclassified to conform to current year presentation. Specifically, $2,135,975 of annuity and universal life considerations, net of $1,108,543 of annuity and universal life payments, have been netted against an equal amount included in insurance benefits paid or provided. Also, $283,517 of expense included in the increase in future policy benefit reserves has been reclassified to premium revenue. In addition, effective with the three-month period ended March 31, 2006, the Company began accruing premium revenue based on the gross amount due from policyholders, rather than just a portion of that amount. As a result, premium revenue for the first quarter of 2006 was increased $954,951. When considered together with other corrections recorded in the first quarter of 2006, which were individually immaterial, the net effect is also not material.

During the second quarter of 2006, assumptions were revised for SPLIC 2006 policy issues. Specifically, commissions capitalized as deferred acquisition costs were increased, effective January 1, by $466,817 to reflect the higher commission SPLIC is paying for new business.

The Company wrote off $400,000 of other intangible assets in the first quarter of 2006, as the subsidiaries to which the intangibles relate no longer exist. This impairment occurred during 2005.

The Securities and Exchange Commission (SEC) has recently issued guidance, Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108), on the process of quantifying and reporting financial statement misstatements. Through its SAB No. 99, Materiality, and SAB 108 analysis, the Company has determined it will record an adjustment to the January 1, 2006, beginning balance sheet during the fourth quarter of 2006. The Company anticipates that assets will be decreased by approximately $1.6 million (primarily non-invested assets and policy loans) and liabilities (primarily other liabilities) will be increased by approximately $1.9 million, and beginning retained deficit will be increased approximately $3.5 million. These amounts are exclusive of approximately $700,000 of other pre-tax prior year misstatements, which have already been corrected in the 2006 financial statements. The primary components of this $700,000 are disclosed above. The Company is currently evaluating whether such corrections can be moved and added into the January 1, 2006 beginning balance sheet adjustment that will be made as part of its adoption of SAB 108.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America (U.S.) generally accepted accounting principles (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC. The results of operations for the period ended September 30, 2006, are not necessarily indicative of the operating results for the full year.

(2)	Sale of CNLIC

A formal contract was signed with a third party in the first quarter of 2006 to sell our primary accident and health insurance subsidiary, CNLIC, but was subject to regulatory approval before closing. CNLIC represents approximately 60% of our accident and health business. The remaining 40% of the accident and health business will continue to be ceded under an existing coinsurance agreement with the acquirer of CNLIC. During the third quarter of 2006, the buyer was advised that such regulatory approval would not be granted at that time due to operating losses experienced by the buyer; however, reconsideration would be given once profitability was restored. The Company has agreed to extend the purchase agreement so that the buyer can rectify its deficiency. Closing is now expected in 2007.

(3)	Revolving Line of Credit

The Company has entered into a $75 million line of credit with Regions Bank that terminates in November 2006. The line of credit provides for a maximum of $5,000,000 for general corporate purposes not related to the acquisition of insurance companies. Although the line of credit was increased from an original level of $30 million, additional borrowing above the $30 million amount will require the prior written approval of the holders of the Company’s preferred stock. No amount was outstanding on this line at September 30, 2006.

(4)	Segment Information

The Company has four reportable segments: International Life Business, Home Service Business, Domestic Life Business and Domestic Health Business. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company evaluates profit and loss performance based on U.S. GAAP net income before federal income taxes for its four reportable segments.

International Life Business, consisting of ordinary whole-life policies, is sold primarily throughout Central and South America and Taiwan. The Company has no assets, offices or employees outside of the U.S. and requires that all transactions be in U.S. Dollars paid in the U.S.

The Company’s Home Service business segment focuses on writing final expense ordinary life insurance utilizing the home service marketing distribution method, whereby approximately 350 employee-agents work on a route system to collect premiums and service policyholders. The Company also uses the home service method to write small casualty policies on Louisiana residents.

The Domestic Life Business, consisting of traditional ordinary life, credit life and final expense policies, is marketed in the Midwest and southern U.S. A majority of revenue in this segment is also comprised of blocks of business acquired in acquisitions. At June 30, 2006, the Company assumed a 50% share of a block of domestic policies with a face value of $22 million from an unaffiliated insurer.

Prior to 2004, the Company actively operated the fourth segment, Domestic Health. The Company transferred a majority of this business to a third party in 2004 under a coinsurance agreement effective January 1, 2004. The Company continues to have an insignificant amount of revenue in this segment.

Geographic Areas - The following summary represents quarterly financial data of the Company’s continuing operations based on their location:

	Three Months Ended September 30,
	2006	2005
Revenues:
U.S.	$14,805,564	15,287,873
Non-U.S	23,679,495	20,558,623

Total revenues	$38,485,059	35,846,496

The following summary presents the Company’s profit (loss) measurement from continuing operations for each reportable segment, along with certain components of that profit (loss) measurement, for the periods indicated.

	Three Months Ended September 30,
	2006	2005
Profit (Loss) Measurement
Income (loss) before Federal income tax:
International Life	$1,865,627	1,743,227
Home Service Business	1,317,309	113,089
Domestic Life	764,415	431,839
Domestic Health	15,380	(42,280)

Total consolidated income before Federal income tax	$3,962,731	2,245,875

Selected Components of Profit Measurement
Revenue:
International Life	$23,679,494	20,558,623
Home Service Business	12,722,185	12,207,922
Domestic Life	1,898,642	2,880,644
Domestic Health	184,738	199,307

Total consolidated revenue	$38,485,059	35,846,496

Premiums:
International Life	$20,236,363	18,202,616
Home Service Business	9,501,202	9,135,330
Domestic Life	1,603,094	1,884,754
Domestic Health	184,738	199,307

Total consolidated premiums	$31,525,397	29,422,007

Net investment income:
International Life	$3,504,888	2,622,293
Home Service Business	3,218,835	3,078,736
Domestic Life	316,203	454,930
Domestic Health	—	—

Total consolidated net investment income	$7,039,926	6,155,959

Amortization expense:
International Life	$2,677,094	2,220,268
Home Service Business	1,096,198	2,507,056
Domestic Life	308,253	759,531
Domestic Health	—	—

Total consolidated amortization expense	$4,081,545	5,486,855

Realized gains (losses) on sale of investments and other assets:
International Life	$(124,779)	56,311
Home Service Business	1,374	(4,153)
Domestic Life	(16,351)	9,484
Domestic Health	—	-- ‘

Total consolidated realized gains (losses) on sale of investments and other assets	$(139,756)	61,642

Major categories of premiums are summarized as follows:

	Three Months Ended September 30,
	2006	2005
Ordinary Life	$30,102,996	28,147,494
Group Life	148,814	166,062
Accident and Health	348,258	353,623
Casualty	925,329	754,828

Total premiums	$31,525,397	29,422,007

Geographic Areas - The following summary represents year-to-date financial data of the Company’s continuing operations based on their location:

	Nine Months Ended September 30,
	2006	2005
Revenues:
U.S.	$46,506,071	45,897,879
Non-U.S	68,283,141	57,797,329

Total Revenues	$114,789,212	103,695,208

The following summary presents the Company’s profit (loss) measurement from continuing operations for each reportable segment, along with certain components of that profit (loss) measurement, for the periods indicated.

	Nine Months Ended September 30,
	2006	2005
Profit (Loss) Measurement
Income (loss) before Federal income tax:
International Life	$6,799,313	4,585,191
Home Service Business	2,207,865	2,149,490
Domestic Life	(798,924)	(511,563)
Domestic Health	8,901	99,568

Total consolidated income before Federal income tax	$8,217,155	6,322,686

Selected Components of Profit Measurement
Revenues:
International Life	$68,283,141	57,797,329
Home Service Business	38,625,407	37,803,528
Domestic Life	7,323,261	7,443,850
Domestic Health	557,403	650,501

Total consolidated revenues	$114,789,212	103,695,208

Premiums:
International Life	$57,498,628	49,850,072
Home Service Business	28,532,140	28,830,449
Domestic Life	5,851,856	5,520,236
Domestic Health	557,403	650,501

Total consolidated premiums	$92,440,027	84,851,258

	Nine Months Ended September 30,
	2006	2005
Net investment income:
International Life	$9,829,882	7,473,702
Home Service Business	9,108,463	8,852,271
Domestic Life	1,095,718	1,309,184
Domestic Health	—	—

Total consolidated net investment income	$20,034,063	17,635,157

Amortization expense:
International Life	$7,993,090	6,142,067
Home Service Business	2,118,738	4,234,103
Domestic Life	1,283,303	2,230,992
Domestic Health	—	—

Total consolidated amortization expense	$11,395,131	12,607,162

Realized gains (losses) on sale of investments and other assets:
International Life	$(70,535)	473,555
Home Service Business	982,663	120,808
Domestic Life	261,414	82,954
Domestic Health	—	-- ‘

Total consolidated realized gains on sale of investments and other assets	$1,173,542	677,317

Major categories of premiums are summarized as follows:

	Nine Months Ended September 30,
	2006	2005
Ordinary Life	$88,237,050	80,332,431
Group Life	432,546	484,242
Accident and Health	1,080,516	1,135,562
Casualty	2,689,915	2,899,023

Total premiums	$92,440,027	84,851,258

Assets – The following summary represents the Company’s assets for each reportable segment as of the dates indicated:

	September 30,	December 31,
	2006	2005
Assets:
International Life	$262,263,214	233,529,849
Home Service Business	304,660,693	300,946,232
Domestic Life	123,174,684	115,320,962
Domestic Health	11,329,446	12,091,768

Total	$701,428,037	661,888,811

(5)	Total Comprehensive Income and (Loss)

	Three Months Ended September 30,
	2006	2005
Net income	$2,588,225	1,486,875

Other comprehensive income (loss) net of tax:
Unrealized net gains (losses) on investments in fixed maturities available for sale and equity securities	9,822,332	(5,352,757)

Total comprehensive income (loss)	$12,410,557	(3,865,882)

	Nine Months Ended September 30,
	2006	2005
Net income	$5,591,072	4,208,686

Other comprehensive loss net of tax:
Unrealized net losses on investments in fixed maturities available for sale and equity securities	(720,698)	(1,243,194)

Total comprehensive income	$4,870,374	2,965,492

(6)	Earnings Per Share

Basic and diluted earnings per share have been computed using the weighted average number of shares of Class A and Class B common stock outstanding during each period. The basic weighted average shares outstanding for the three and nine months ended September 30, 2006, were 41,236,144 and 41,201,962, respectively. The diluted weighted average shares outstanding for the three and nine months outstanding ended September 30, 2006 were 44,237,801 and 43,203,066, respectively. The weighted average shares outstanding for both the three and nine months ended September 30, 2005, were 41,104,264 and 41,080,370, respectively. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from a 7% stock dividend paid in 2005. The 2005 stock dividend resulted in the issuance of 2,840,821 Class A common shares (including 205,142 shares in treasury) and 65,533 Class B common shares.

The following table sets forth the computation of basic and dilutive earnings per share:

	Three Months Ended September 30,
	2006	2005
Basic and diluted income per share:
Numerator:
Net income	$2,588,225	1,486,875
Less: Preferred stock dividend	(174,405)	(130,506)
Accretion of deferred issuance costs and discounts on preferred stock	(334,096)	(356,607)

Net income to common stockholders	$2,079,724	999,762

Basic income per share	$0.05	0.02

Diluted income per share	$0.05	0.02

Denominator:
Weighted average shares outstanding — basic	41,236,144	41,104,264

Weighted average shares outstanding — diluted	44,237,801	41,104,264

	Nine Months Ended September 30,
	2006	2005
Basic and diluted income per share:
Numerator:
Net income	$5,591,072	4,208,686
Less: Preferred stock dividend	(519,603)	(393,809)
Accretion of deferred issuance costs and discounts on preferred stock	(1,002,591)	(1,084,408)

Net income to common stockholders	$4,068,878	2,730,469

Basic income per share	$0.10	0.07

Diluted income per share	$0.09	0.07

Denominator:
Weighted average shares outstanding — basic	41,201,962	41,080,370

Weighted average shares outstanding — diluted	43,203,066	41,080,370

The effects of Series A Convertible Preferred Stock are dilutive because the holders of the Company’s Series A Preferred Stock have redemption rights. The warrants are antidilutive because the exercise price is in excess of the average Class A common stock market price for the three and nine months ended September 30, 2006.

(5)	New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections, and FASB Statement No. 3 (SFAS 154). The statement requires retrospective application to prior period financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have any material impact on the Company’s consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Company plans to adopt this guidance effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 157 on the Company’s consolidated financial position and results of operations.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 does not change the SEC staff’s previous positions in SAB No. 99, Materiality, regarding qualitative consideration in assessing the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. SAB No. 108 offers special transition provisions only for circumstances where its application would have altered previous materiality conclusions. In those circumstances, the SEC staff will not object if a registrant does not restate its prior period financial statements. Instead, such a registrant may reflect the cumulative effect of applying SAB No. 108 as an adjustment to retained earnings as of the beginning of the first fiscal year ending after November 15, 2006, with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment, including when and how each error being corrected arose. The Company anticipates adopting SAB No. 108 in the fourth quarter of 2006, recording a cumulative opening January 1, 2006 adjustment to increase its retained deficit by approximately $3.5 million, decrease assets by approximately $1.6 million and increase liabilities by approximately $1.9 million.

(6)	Legal Proceedings

Cause Number 03-0505; Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in the Supreme Court of Texas.

This lawsuit has been certified as a class action by the Texas District Court, Austin, Texas, and affirmed by the Court of Appeals for the Third District of Texas, relating to the original action filed in 1999. The Company appealed the grant of class status to the Texas Supreme Court, with oral arguments occurring on October 21, 2004. The Company has not yet received a decision from the Texas Supreme Court.

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

The Company asserts that, among other things, U.S. law, including Texas law, does not apply to the operations of the trusts, and therefore, no securities registration provisions apply, nor do laws relating to broker-dealer registration apply. Further, it is the Company’s position that the Plaintiff’s securities claims, based on Texas securities laws, are not valid, that no broker registration is required by the Company or its marketing consultants, and the class as defined is not appropriate for class certification because it does not meet the legal requirements for class treatment under Texas law. To date, no hearing on the merits of the case have been scheduled.

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

The Company is also a party to various legal proceedings incidental to its business. The Company has been named as a defendant in various legal actions, including one class action lawsuit filed in Louisiana federal district court, seeking payments for claims denied by the Company and other declaratory relief relevant to Hurricanes Katrina and Rita. The Company asserts, among other things, that the SPFIC policies’ flood exclusion language should apply. The Company intends to vigorously defend the applicable flood exclusion language and defend against the class certification. In the opinion of management, the ultimate liability, if any, resulting from any contingent liabilities that might arise from this litigation is not considered material in relation to the financial position or results of operations of the Company. Reserves for claims payable are based on the expected claim amount to be paid after a case-by-case review of the facts and circumstances relating to each claim. A contingency exists with regard to these reserves until the claims are adjudicated and paid.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”), including, without limitation, the italicized statements and the statements specifically identified as forward-looking statements within this document. Many of these statements contain risk factors as well. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of our plans and objectives or our management or Board of Directors including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “may,” “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of foreign and U.S. economies in general and the strength of the local economies where our policyholders reside; (ii) the effects of and changes in trade, monetary and fiscal policies and laws; (iii) inflation, interest rates, stock market and monetary fluctuations and volatility; (iv) the timely development of and acceptance of new insurance products and services and perceived overall value of these products and services by existing and potential customers; (v) changes in consumer spending, borrowing and saving habits; (vi) a concentration of our insurance business from persons residing in Latin and South America and the Pacific Rim; (vii) uncertainties in assimilating acquisitions; (viii) the persistency of existing and future insurance policies sold by the Company and its subsidiaries; (ix) the dependence of the Company on its Chairman of the Board; (x) the ability to control expenses; (xi) the effect of changes in laws and regulations (including laws and regulations concerning insurance) with which the Company and its subsidiaries must comply, (xii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xiii) changes in the Company’s organization and compensation plans; (xiv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xv) the success of the Company at managing the risks involved in the foregoing.
Our forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made to reflect the occurrence of unanticipated events.
We make available, free of charge, through our Internet website (http://www.citizensinc.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 reports filed by officers and directors, news releases, and, if applicable, amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission. We are not including any of the information contained on our website as part of, or incorporating it by reference into, this report.
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
We also offer ordinary life insurance, credit life insurance and final expense policies to middle to low income individuals in the Midwest and southern U.S. We operate through three active segments and a fourth insignificant segment (Domestic Health) as set forth below. We also realize earnings from our investment portfolio. Life insurance companies earn profits on the investment float, which reflects the investment income earned on the premiums paid to the insurer between the time of receipt and the time benefits are paid out under policies. Changes in interest rates, changes in economic conditions and volatility in the capital markets can all impact the amount of earnings that we will realize from our investment portfolio.

International Life. For the past 30 years, CICA and its predecessors have participated in the foreign marketplace through the issuance of U.S. Dollar-denominated ordinary whole life insurance to foreign nationals. Traditionally, this market has focused on the top 3-5% of the population of a country in terms of income and net worth. In recent years, however, there has been a shift to encompass a broader spectrum of the population, as middle classes develop in Latin and South America. We make our insurance products available using independent marketing organizations and independent marketing consultants. We have approximately 2,900 independent producing marketing consultants in this segment, and we presently receive applications from more than 35 countries outside of the U.S. Historically, the majority of our international business has come from Latin America. However, in 2004 the Pacific Rim began to represent a meaningful and growing source of new business, and in 2005 was the leading source of new premium income. New business from the Pacific Rim decreased during the third quarter of 2006, compared to the same period in 2005 due to increased competition in that market; however, growth in the Latin American markets has more than offset the slowdown in the Pacific Rim. Management expects production from the Pacific Rim to begin to grow again during 2007.
In the first nine months of 2006, the International Life segment generated revenue of approximately $68.3 million, which accounted for 59.5% of total revenue, compared to revenue of $57.8 million, or 55.7% of total revenue for the same period in 2005. Our strategy in operating our International Life segment is to increase new business written through our existing marketers as well as expand the number of countries from which we receive policy applications. New annualized issued and paid premiums from the international market increased by more than 7.6% during the first nine months of 2006, compared to the same period in 2005.
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
For the nine months ended September 30, 2006, revenue from this segment was $38.6 million, which accounted for 33.6% of our total revenue. For the same period in 2005, revenue from this segment was $37.8 million or 36.5% of our total revenue. Our business strategy in this segment is to continue to serve existing customers in the state of Louisiana as well as expand the business through new marketing management, which we put in place in early 2005.
In August and September 2005, Hurricanes Katrina and Rita struck the Louisiana coast, causing significant damage and disruption to the New Orleans area. Management estimates that one third of Security Plan’s premium income was derived from insureds who were located in the affected area. Security Plan was not significantly impacted by death claims related to the storms; however, because of uncertainty regarding the collectibility of future premiums from the area, we amortized approximately $2.3 million of cost of customer relationships acquired in the Security Plan acquisition during the third quarter of 2005 because of the decrease in collected premiums during the quarter. Ultimately, Security Plan closed 2005 with a 4.5% decline in premium income compared to 2004. During 2006, the Company’s marketing representatives have been successful in reinstating or replacing a significant amount of the lost business, resulting in direct premium through the first nine months of 2006 slightly exceeding those of the same period in 2005.
Security Plan’s casualty subsidiary, SPFIC, had catastrophe reinsurance agreements in place that out of approximately $15.2 million in estimated hurricane-related claims and expenses, the financial impact on SPFIC was approximately $2 million ($1,250,000 in claims and $750,000 in second event reinsurance premiums) during the third and fourth quarters of 2005, and an additional $2.6 million of claims and reinsurance premiums in the first nine months of 2006, as claims previously considered closed were reopened through mediation and new claims were received from property owners who were displaced by the hurricanes. The reinsurance agreements specify a maximum coverage per event. SPFIC has reached the maximum retention for Hurricane Katrina under its catastrophe reinsurance agreements. Hurricane Rita was the second catastrophe, and most claims related thereto are covered under reinsurance agreements. SPFIC had secured a new catastrophe reinsurance contract for any additional catastrophes that might have occurred by year end 2005. For storms that may occur in 2006 (none through November 1), SPFIC has increased its catastrophe reinsurance to cover up to $10 million in claims per event and increased its deductible to $500,000 per event from $250,000.
Effective October 1, 2006, substantial rate increases for SPFIC casualty policies will go into effect. Management expects to lose a portion of the casualty business as a result; however, it believes such increases, the first implemented in five years, are necessary to protect the Company from the casualty claim risk. Management continues to review the operations of SPFIC to determine steps necessary to preserve profitability. Among various alternatives under consideration is a shift in product mix away from dwelling (homeowner’s) coverage to a fire-only policy. Management believes such a shift could adversely affect premium income, but would avoid the type of catastrophic losses experienced recently. In June 2006, Security Plan made a $3 million capital contribution to SPFIC, and expects to make an additional $1 million contribution in November 2006 to allow SPFIC to remain above the minimum amount of capital required by Louisiana law.
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
During the first nine months of 2006, revenue from this segment was $7.3 million, which represented 6.4% of total revenue. For the same period in 2005, revenue from this segment was $7.4 million, which was 7.2% of our total revenue. Our business strategy in this segment is to seek to expand the agency force through second career independent agents while also reviewing additional opportunities to add to the agency force through acquisitions of domestic life insurance companies. However, the domestic marketing program has experienced higher than anticipated lapsation on the acquired books of business. At June 30, 2006, the Company assumed, through a coinsurance agreement with an unaffiliated insurer, a block of domestic business. This agreement generated approximately $75,000 of premium revenue in the third quarter of 2006.

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
•	As an increasing percentage of the world population reaches retirement age, we believe we will benefit from increased demand for living products rather than death products, as aging baby boomers will require cash accumulation to provide expenses to meet their lifetime needs. Our ordinary life products are designed for our policyowners to accumulate cash values to provide for living expenses in the insured’s later years while continuously providing a death benefit.

•	The volatility in the equity markets over the past few years has posed a number of problems for some companies in the life insurance industry. Even though the capital markets have recovered, not all companies have participated evenly in the recovery. We historically have had minimal equity exposure, including less than 1% of total invested assets as of September 30, 2006 and December 31, 2005, and we plan to continue to have minimal assets in equity investments in the future.

•	Corporate bond defaults and credit downgrades, which have resulted in other-than- temporary impairment in the value of many securities, have had a material impact on life insurers in the past few years. We have not incurred significant losses from bond defaults for many years. The majority of our investment portfolio is held in debt instruments carrying the full faith and credit of the U.S. Government, or U.S. Government-sponsored enterprises. As interest rates rise, we may elect to diversify beyond such instruments; however, we do not expect to make significant changes to the risk profile of the portfolio.

•	Some life insurance companies have recently suffered significant reductions in capital due to losses, and will have to improve their capital adequacy ratios to support their business or divest a portion of their business. We have not experienced any capital reductions in our life subsidiaries and do not anticipate this trend will affect us. We did reduce capital on a regulatory basis by approximately $20 million when we acquired Security Plan; however, we maintain more than adequate levels of capital, and with the earnings of Security Plan on a regulatory basis, expect to replenish regulatory capital from our life insurance subsidiaries’ profitability.

•	Some property/casualty insurance companies, including SPFIC, have recently suffered significant reductions in capital due to weather-related losses, specifically Hurricanes Katrina and Rita. These reductions are expected to continue as a result of Louisiana’s current regulatory and judicial environment. In accordance with Louisiana Legislative

Acts 739 and 802, all property and casualty insurers were required to extend the prescriptive period an additional one year for filing claims and lawsuits related to Hurricanes Katrina and Rita. The Louisiana Supreme Court upheld the constitutionality of this legislatively mandated extension. We have compensated for SPFIC’s current and potential losses through an additional capital contribution from Security Plan and through increased catastrophic reinsurance coverage, as well as an increase in rates. SPFIC’s operations are not part of the Company’s core business, and represent only 2.9% of overall premium income.

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
Recent Transactions
A formal contract was signed with a third party in the first quarter of 2006 to sell our primary accident and health insurance subsidiary, CNLIC, but was subject to regulatory approval before closing. CNLIC represents approximately 60% of our accident and health business. The remaining 40% of the accident and health business will continue to be ceded under existing coinsurance agreements with the acquirer of CNLIC. During the third quarter, the buyer was advised that such regulatory approval would not be granted at that time due to operating losses experienced by the buyer; however, reconsideration would be given once profitability was restored. The Company has agreed to extend the purchase agreement so that the buyer can rectify its deficiency. Closing is now expected in 2007.
Management continues to seek acquisitions that can add value to our Company, although at this time, we have no agreements or understandings with respect to any acquisition. Because of the growth in our asset base and level of capital, management expects to seek opportunities for larger acquisition transactions (those in the $50 million to $100 million purchase price range).
In June 2006, the Company assumed a block of life business from an unaffiliated insurer through a coinsurance agreement. The Company received $2.7 million, representing the statutory reserve transfer. Of this, $1.8 million was recorded as future policy benefit reserves and $900,000 was recorded as unearned gain on reinsurance. The Company also paid a ceding commission of $970,000. The $900,000 difference between assets received and reserves assumed was accounted for as a deferred gain, which will be recognized over the life of the business. The ceding commission was recorded to deferred acquisition costs and will be amortized over the life of the business. The reinsurance agreement generated approximately $75,000 of premiums in the third quarter of 2006.

Quarter Ended September 30, 2006 Compared to the Quarter Ended September 30, 2005
Overview
Total revenues for the third quarter of 2006 were $38.5 million, compared to $35.8 million in the like period of 2005, an increase of 7.4%. The continued growth in international life business accounted for the majority of the increase.
Total revenue from our International Life segment amounted to $23.7 million during the third quarter of 2006, compared to $20.6 million for the same period of 2005, an increase of 15.2%, reflecting continued growth in new business. For the third quarter of 2006, Home Service revenues amounted to $12.7 million, compared to $12.2 million in the third quarter of 2005. While the increase in Home Service revenue is minimal, management is optimistic about the level of business written. Since the hurricanes of August and September 2005, Security Plan experienced a loss of approximately 5% of its life business; therefore, the current year result indicates an increase of 7.0% over the post-hurricane block. In our Domestic Life segment, total U.S. life revenue for the third quarter of 2006 amounted to $1.9 million, compared to $2.9 million in the third quarter of 2005.
Net income increased 107.0% for the third quarter of 2006 compared to the same period in 2005, from $1.5 million to $2.6 million, primarily related to a significant reduction in amortization of cost of customer relationships acquired.
Consolidated Results
The following table sets forth our net income for periods indicated:

		Net Income
Quarter		Per Class A and B
Ended	Net Income	Common Share
September 30	(In thousands)	Basic and Diluted
2006	$2,588	$0.05
2005	1,487	0.02
Premium Income. Premium income for the third quarter of 2006 increased to $31.5 million from $29.4 million in the third quarter of 2005, or 7.1%. The 2006 increase was due primarily to increased new business issued in the International Life segment. Additionally, premium losses in Security Plan as the result of Hurricanes Katrina and Rita were minimal and have been made up through increased new business during the first nine months of 2006 as described above.
Net Investment Income. Net investment income increased 14.4% during the third quarter of 2006 to $7.0 million, compared to $6.2 million during the third quarter of 2005. Available returns were higher during the first nine months of 2006 compared to the same period in 2005. We continue to invest in bonds of U.S. Government-sponsored enterprises, such as Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). Management is currently reviewing its investment guidelines, given the recent increases in interest rates. It is possible that the Company will diversify its future investments in bonds, although management does not foresee significant changes in the risk profile.
Claims and Surrenders. As noted in the table below, claims and surrenders increased 9.9% from $12.1 million in the third quarter of 2005 to $13.3 million in the third quarter 2006. Except for the continued adverse development of losses related to Hurricane Katrina, claims and surrenders grew commensurately with premiums in the third quarter of 2006.

	Three Months Ended September 30,
	2006	2005
	(In thousands)
Death claims	$4,553	4,290
Surrender benefits	4,382	4,101
Endowments	2,585	2,366
Casualty claims	1,418	1,046
Other policy benefits	277	226
Accident and health benefits	121	90

Total claims and surrenders	$13,336	12,119

Reserves. The change in future policy benefit reserves increased from $6.7 million in the third quarter of 2005 to $7.4 million in the third quarter of 2006, predominantly due to the significant volume of new business written over the past two years and a change in product mix in 2005 and 2006, which resulted in larger first year reserves.
Policyholder Dividends. Policyholder dividends increased 13.3% during the third quarter of 2006 to $1.5 million from $1.3 million in the third quarter of 2005, due to the continued issuance of large volumes of participating ordinary whole life products. Virtually all of our policies on foreign nationals are participating. The dividends are factored into our premium pricing to minimize the impact on profitability.
Commissions. Commissions decreased 1.0% for the quarter ended September 30, 2006 to $8.2 million from $8.3 million in the third quarter of 2005. International Life segment commissions decreased from $5.2 million to $4.7 million, due to the slowdown in first year policies in the Pacific Rim.
Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses increased 3.4% to $6.1 million in the third quarter of 2006, compared to $5.9 million in the same period in 2005. The increase was primarily attributable to a larger contribution to the Company’s profit sharing plan, as a result of the inclusion of Security Plan field and home office personnel, as well as the increased cost of employee benefits, which grew at more than 8.0% last year. As consolidation of Security Plan’s operations and systems continues through late 2006 and early 2007, management believes additional expense reductions can be achieved.
Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs decreased from $6.2 million in the third quarter of 2005 to $6.1 million during the same period of 2006, a 1.1% decrease. The decrease of deferred policy acquisition cost fell commensurately with commissions. Amortization of these costs was $3.2 million and $2.8 million, respectively, in the third quarters of 2006 and 2005.

Amortization of Cost of Customer Relationships Acquired and Other Intangibles. Amortization of cost of customer relationships acquired decreased from $2.7 million in the third quarter of 2005 to $842,000 in the same period of 2006. Amortization was lower for Security Plan, at $576,000 for the third quarter of 2006 compared to $2.3 million in the third quarter of 2005, due to higher amortization in the third quarter of 2005 because of uncertainty related to the hurricanes of August and September of 2005. Additionally, CICA amortized $272,000 in the third quarter of 2006 versus $530,000 in the same period of 2005, as persistency improved on acquired blocks of business.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Overview
Total revenues for the nine months ended September 30, 2006 were $114.8 million, a 10.7% increase over the same period in 2005 when revenues were $103.7 million. Total revenues from our International Life segment amounted to $68.3 million during the first nine months of
2006, compared to $57.8 million for the same period of 2005, an increase of 18.1%, reflecting continued growth in new business.
For the first nine months of 2006, Home Service revenues amounted to $38.6 million, compared to $37.8 million in 2005, an increase of 2.2%. While the increase in Home Service revenue is minimal, management is optimistic about the level of business written. Since the hurricanes of August and September 2005, Security Plan experienced a loss of approximately 5% of its then existing life business; therefore, the current year result indicates an increase of 6.7% over the post-hurricane block. In our Domestic Life segment, total U.S. life revenues for the first nine months of 2006 amounted to $7.3 million compared to $7.4 million in the same period of 2005.
Consolidated Results
The following table sets forth our net income for periods indicated:

		Net Income	Net Income
Nine Months		Per Class A and B	Per Class A and B
Ended	Net Income	Common Share	Common Share
September 30	(In thousands)	Basic	Diluted
2006	$5,591	$0.10	$0.09
2005	4,209	0.07	0.07
As further discussed below, a decrease in amortization of cost of customer relationships was the primary contributor to the increase in earnings.
Premium Income. Premium income for the first nine months of 2006 increased to $92.4 million from $84.9 million in the same period of 2005, or 8.9%. The 2006 increase was due primarily to increased new business issued in the International Life segment. Additionally, premium losses in Security Plan as the result of Hurricanes Katrina and Rita were minimal and have been made up through increased new business during 2006.

Net Investment Income. Net investment income increased 13.6% during the first nine months of 2006 to $20.0 million, compared to $17.6 million during the same period of 2005. Available returns were higher during 2006 compared to 2005, as well as the growth in invested assets. Additionally, invested assets were lower in 2005 due to management’s decision in April 2005 to retire the $30 million debt incurred in the acquisition of Security Plan. We continue to invest in bonds of U.S. Government-sponsored enterprises, such as FNMA and FHLMC. Management is currently reviewing its investment guidelines, given the recent increases in interest rates. It is possible that the Company will diversify its future investments in bonds, although management does not foresee significant changes in the risk profile.
Claims and Surrenders. As noted in the table below, claims and surrenders increased 10.0% from $37.3 million in the first nine months of 2005 to $41.0 million in 2006. The 2006 increase primarily relates to casualty claims from Hurricane Katrina that continued in 2006, as well as an increase in endowments.

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Death claims	$16,016	16,432
Surrender benefits	12,681	11,485
Endowments	7,532	6,413
Casualty claims	3,990	2,033
Other policy benefits	687	583
Accident and health benefits	408	336

Total claims and surrenders	$41,314	37,282

Endowment benefits increased 17.4% from $6.4 million in the first nine months of 2005 to $7.5 million in the same period of 2006. We have a series of international policies that carry an immediate endowment benefit of an amount elected by the policyowner. This endowment is paid annually. Like policy dividends, endowments are factored into the premium and, as such, the increase should have no adverse impact on profitability.
Casualty claims and other policy benefits amounted to $4.7 million in the first nine months of 2006, compared to $2.6 million in 2005. These other benefits are comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits. In 2006, Home Service casualty claims totaled $4.0 million, compared to $2.0 million in 2005. The large increase was due to Hurricane Katrina. Specifically, an unexpected surge in hurricane-related claims cost occurred in 2006 as a result of delayed reporting of claims by displaced homeowners and regulatory-mandated mediation, which impacted numerous claims that were previously closed.
Accident and health benefits have been nominal since the cession of the majority of our accident and health business in force according to coinsurance agreements effective January 1, 2004.

Reserves. The change in future policy benefit reserves increased from $18.2 million in the first nine months of 2005 to $22.0 million, a 20.9% increase over the same period of 2006, predominantly due to the significant volume of new business written over the past two years and a change in product mix in 2005 and 2006, which resulted in larger first year reserves.
Policyholder Dividends. Policyholder dividends increased 12.6% during the first nine months of 2006 to $3.8 million from $3.4 million in the same period of 2005, due to the continued issuance of large volumes of participating ordinary whole life products. Virtually all of our policies on foreign nationals are participating. The dividends are factored into our premium pricing to minimize the impact on profitability.
Commissions. Commissions increased 8.7% during the first nine months of 2006 to $25.8 million from $23.8 million in 2005, which is commensurate to the growth of new premiums of 8.9% through nine months of 2006.
Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses increased 10.9% to $21.4 million in the first nine months of 2006 compared to $19.3 million during the same period in 2005. The increase was largely due to an increased contribution to the Company’s profit sharing plan, as well as increased costs associated with employee benefits. As consolidation of Security Plan’s operations and systems continues through late 2006 and early 2007, management believes additional expense reductions can be achieved.
Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs increased 11.4% from $17.2 million in the first nine months of 2005 to $19.1 million during the same period in 2006. This increase was primarily related to the increase in new life production discussed above, as well as a change in actuarial assumptions on 2006 issues due to higher commissions being paid in 2006 in the Home Service market. Amortization of these costs was $8.9 million and $7.4 million, respectively, in the first nine months of 2006 and 2005.
Amortization of Cost of Customer Relationships Acquired and Other Intangibles. Amortization of cost of customer relationships acquired and other intangibles decreased from $5.2 million in the first nine months of 2005 to $2.5 million during the same period in 2006, due to no amortization for SPLIC in the first quarter of 2006. In the third quarter of 2005, SPLIC amortized $2.3 million because of uncertainty from the August and September 2005 hurricanes. The model used to amortize this intangible indicated that no amortization was required for the fourth quarter of 2005 or the first quarter of 2006.
Liquidity and Capital Resources
Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.
Liquidity requirements of Citizens are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate invested assets to provide cash flow. During the fourth quarter of 2005 and the first six months of 2006, however, SPFIC sold approximately $3.1 million of bonds in order to meet the cash outflow related to claims from Hurricanes Katrina and Rita. Such sales were not needed in the third quarter of 2006. Additionally, in early 2005, management chose to pay off the $30 million in debt incurred in the Security Plan transaction. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.
A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our insurance policies, such as surrender charges, that help limit and discourage early withdrawals. Since these contractual withdrawals, as well as the level of surrenders experienced, have been largely consistent with our assumptions in asset liability management, our associated cash outflows have to date not had an adverse impact on our overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and cash flow tests under various market interest rate scenarios are also performed annually to assist in evaluating liquidity needs and adequacy. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds.
In the past, cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $24.2 million and $19.5 million for the nine months ended September 30, 2006 and 2005, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Net cash outflows from investment activity totaled $18.5 million for the nine months ended September 30, 2006 and net cash inflows totaled $1.2 million for the nine months ended September 30, 2005. The outflows from investing activity for the nine months ended September 30, 2006, primarily related to the investment of excess cash and cash equivalents generated from operations. In 2005, the inflow resulted from significant call activity in our fixed income portfolio.
Stockholders’ equity at September 30, 2006 was $140.8 million compared to $137.0 million at December 31, 2005. The 2006 increase was due to earnings during the period, offset by an increase in unrealized losses during the period.
Invested assets increased 5.0% to $508.9 million at September 30, 2006 from $484.8 million at December 31, 2005. Fixed maturities are categorized into two classifications: fixed maturities held-to-maturity, which are reported at amortized cost, and fixed maturities available-for-sale, which are reported at fair value.
Fixed maturities available-for-sale and fixed maturities held-to-maturity were 93.6% and 1.1%, respectively, of invested assets at September 30, 2006. Fixed maturities held to maturity, amounting to $5.5 million at September 30, 2006, consist of U.S. Treasury securities. Management has the intent and ability to hold the securities in unrealized loss positions to maturity or full recovery in value.
Policy loans comprised 4.7% of invested assets at September 30, 2006 and December 31, 2005. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 12% and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.

Our cash balances at our two primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at September 30, 2006 and December 31, 2005. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2006, we intend to continue to utilize high grade commercial paper as a cash management tool to minimize excess cash balances and enhance returns.
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
The National Association of Insurance Commissioners has established minimum capital requirements in the form of Risk-Based Capital (RBC). RBC factors the type of business written by an insurance company, the quality of its assets, and various other factors into account to develop a minimum level of capital called “authorized control level RBC” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At September 30, 2006 and December 31, 2005, all of our insurance subsidiaries were above required minimum levels, except for SPFIC, which was below minimum levels prior to capital contributions from its parent. In November of 2006, Security Plan expects to make a $1 million contribution to SPFIC to allow SPFIC to remain above the minimum amount of capital required by Louisiana law.
In March 2004, we signed a revolving line of credit agreement with Regions Bank for a $30 million credit facility for use in acquisitions. On October 1, 2004, we entered into a Second Amendment to the Loan Agreement that converted into a term loan a $30 million advance against the line of credit made in connection with the acquisition of Security Plan. The loan was repaid in April 2005. In November 2005, we executed documents to renew the line of credit through October 2006, and to increase the borrowing capacity to $75 million. No amounts were outstanding at September 30, 2006. Provisions of the outstanding preferred stock issue limit the amount we can borrow without the Company’s preferred stockholders’ consent to $30 million. Management expects to renew the $75 million line in November 2006.

We have committed to the following contractual obligations as of September 30, 2006 with the payments due by the period indicated below:

Contractual		Less than	1 to 3	3 to 5	More than
Obligation	Total	1 year	years	years	5 years
		(In Thousands)

Operating leases	$766	291	333	142	—
Other	86	42	44	—	—

Total operating leases and other	852	333	377	142	—

Future policy benefit reserves:

Life insurance	463,856	171	961	9,022	453,784
Annuities	20,615	8,205	5,668	3,670	2,990
Accident and health	10,819	10,819	—	—	—

Total future policy benefit reserves	495,290	19,195	6,629	12,692	456,774

Policy claims payable:

Life insurance	5,583	5,583	—	—	—
Accident and health	1,260	1,260	—	—	—
Casualty	1,237	1,237	—	—	—

Total policy claims payable	8,080	8,080	—	—	—

Series A-1 and A-2 preferred stock	16,251	—	—	16,251	—

Total contractual obligations	$520,473	27,608	7,006	29,085	456,774

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

We are not currently planning to make any significant capital expenditures. We may make acquisitions in 2007 or subsequent years, and we could incur debt as we did in the Security Plan acquisition.
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
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the nine months ended September 30, 2006 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision.
Deferred Policy Acquisition Costs and Cost of Customer Relationships
Acquisition costs, consisting of commissions and policy issuance, underwriting and agency expenses that relate to and vary with the production of new business, are deferred. These deferred policy acquisition costs are amortized primarily over the estimated premium paying period of the related policies in proportion to the ratio of the annual premium recognized to the total premium revenue anticipated, using the same assumptions as were used in computing liabilities for future policy benefits.
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
A recoverability test that considers among other things, actual experience and projected future experience, is performed at least annually by third party actuarial consultants. These annual recoverability tests initially calculate the available premium (gross premium less benefit net premium less percent of premium expense) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Based upon the analysis performed to only capitalize expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing, management believes that our deferred policy acquisition costs and related amortization as of and for the nine months ended September 30, 2006 and 2005 limits the amount of deferred costs to its estimated realizable value.
The value of customer relationships acquired in the Company’s various acquisitions, which is included in cost of customer relationships acquired in the accompanying consolidated financial statements, was determined based on the present value of future profits discounted at a risk-adjusted rate of return. The cost of customer relationships acquired is being amortized over the anticipated premium paying period for premium paying policies and over the anticipated in-force amount for paid up policies. Management periodically reevaluates and adjusts amortization expense based upon reassessments of the timing of future profits.
Excess of Cost Over Net Assets Acquired and Other Intangible Assets
The excess of cost over net assets acquired (goodwill) and other intangible assets determined to have an indefinite useful life is accounted for under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill and other intangible assets with indefinite lives are not amortized, but rather are subjected to annual impairment analyses, while intangibles with definitive lives are amortized over the life of the asset. The Company performed assessments of whether there was an indication that goodwill and intangible assets were impaired on December 31, 2005 and concluded there was no goodwill or intangible impairment as of that date. The Company will perform an assessment of whether there is an indication that goodwill and intangible assets are impaired on December 31, 2006.
The Company periodically monitors long-lived assets and certain intangible assets, such as excess of cost over net assets acquired, cost of customer relationships acquired and other intangible assets, for impairment. An impairment loss is recorded in the period in which the carrying value of the assets exceeds the fair value of expected future cash flows. Any amounts deemed to be impaired are charged, in the period in which such impairment was determined, as an expense against earnings. No such loss was recorded in 2005.

Valuation of Investments in Fixed Maturity and Equity Securities
At September 30, 2006, investments in fixed maturity and equity securities were 94.7% and 0.9%, respectively, of total investments. Approximately 98.9% of our fixed maturities were classified as available-for-sale securities at September 30, 2006, with the remaining 1.1% classified as held-to-maturity securities based upon our intent and ability to hold these securities to maturity. All equity securities at September 30, 2006 are classified as available-for-sale securities. We had no fixed maturity or equity securities that are classified as trading securities at September 30, 2006.
Additionally, at September 30, 2006, 67.4% of our fixed maturity securities were invested in securities backed by the full faith and credit of the U.S. Government or in U.S. Government-sponsored enterprises. We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. With the exception of Security Plan, virtually all investments of our subsidiaries are in bonds that carry the full faith and credit of the U.S. Government or U.S. Government-sponsored enterprises. Security Plan has significant investments in corporate and municipal bonds.
Gross unrealized losses on fixed maturities available-for-sale amounted to $9.0 million as of September 30, 2006. These securities are primarily investments in callable instruments issued by U.S. Government-sponsored enterprises and U.S. Government agencies. It is remote that unrealized losses on these securities will result in realized losses, since we have the intent and believe we have the ability to hold these securities to the maturity date. Based upon our review of individual holdings and emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. Government-sponsored corporations, U.S. Treasury securities and obligations of the U.S. Government and agencies and our analysis whether declines in fair value below cost are temporary or other-than-temporary, management believes that our investments in fixed maturity and equity securities at September 30, 2006 are not impaired, and no other-than-temporary losses need to be recorded. The losses are primarily due to the coupon interest rate being less than the prevailing market interest rates at September 30, 2006.
All of our securities are being monitored by us to determine if the unrealized loss as of September 30, 2006 indicates there is a loss that is other-than-temporary. As of September 30, 2006, we have determined that there are no other-than-temporary impairments on these securities that have not already been recorded.
Premium Revenue and Related Expenses
Beginning in the first quarter of 2006, the Company began accruing premium revenue based on the gross amount due, rather than just a portion of that amount, in accordance with SFAS 60. The impact was not material to the financial statements.
Premiums on life policies are recognized as earned when due. Accident and health policies are recognized as revenue over the contract period on a pro rata basis. Benefits and expenses are associated with earned premiums so as to result in recognition of profits over the estimated life of the contracts. This matching is accomplished by means of provisions for future benefits and the capitalization and amortization of deferred policy acquisition costs.

Annuity policies, primarily flexible premium fixed annuity products, are accounted for in a manner consistent with accounting for interest bearing financial instruments. Premium receipts are not reported as revenues, but rather as deposit liabilities to annuity contracts. The annuity products issued do not include fees or other such charges.
In 2005 and prior, the Company reported annuity deposits as revenue when received, with an equal offsetting amount deducted as policy benefit expense. Beginning with the first quarter of 2006, annuities are accounted for in a manner consistent with the accounting for interest-bearing instruments.
New Accounting Pronouncements
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
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Company plans to adopt this guidance effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 157 on the Company’s consolidated financial position and results of operations.
In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 does not change the SEC staff’s previous positions in SAB No. 99, Materiality, regarding qualitative consideration in assessing the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. SAB No. 108 offers special transition provisions only for circumstances where its application would have altered previous materiality conclusions. In those circumstances, the SEC staff will not object if a registrant does not restate its prior period financial statements. Instead, such a registrant may reflect the cumulative effect of applying SAB No. 108 as an adjustment to retained earnings as of the beginning of the first fiscal year ending after November 15, 2006, with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment, including when and how each error being corrected arose. The Company anticipates adopting SAB No. 108 in the fourth quarter of 2006, recording a cumulative opening January 1, 2006 adjustment to increase its retained deficit by approximately $3.5 million, decrease assets by approximately $1.6 million and increase liabilities by approximately $1.9 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General
The nature of our business exposes us to investment market risk. Market risk is the risk of loss that may occur when changes in interest rates and public equity prices adversely affect the value of our invested assets. Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the market value of our investments. The market value of our fixed maturity, mortgage loan portfolio and policy loans generally increases when interest rates decrease, and decreases when interest rates increase.
Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised more than 99.5% of our investment portfolio as of September 30, 2006. These investments are mainly exposed to changes in U.S. Treasury rates. Our fixed maturities investments include U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 67.4% of the fixed maturities we owned at September 30, 2006 are instruments of U.S. Government-sponsored enterprises, or are backed by U.S. Government agencies.
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
September 30, 2006
(In thousands)

Decreases in Interest Rates			Increases in Interest Rates
300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
Points	Points	Points	Points	Points	Points
$45,185	$29,375	$18,217	$(35,307)	$(54,886)	$(86,762)

December 31, 2005
(In thousands)

Decreases in Interest Rates			Increases in Interest Rates
300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
Points	Points	Points	Points	Points	Points
$65,930	$42,730	$23,279	$(42,198)	$(73,921)	$(102,269)

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
There are no fixed maturities or other investments that we classify as trading instruments. At September 30, 2006 and December 31, 2005, we had no investments in derivative instruments.
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was less than 1% of our total investments at September 30, 2006. Thus, we believe that significant decreases in the equity markets would have an immaterial impact on our total investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure, among other things, that material information relating to our Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to the other members of senior management, as appropriate, to allow timely decisions regarding disclosure in reports we file with the SEC.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). These disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within specified time periods. Based upon our evaluation at the end of the period, our Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weakness discussed below, our disclosure controls and procedures were not effective as of September 30, 2006. We are implementing new disclosure controls and procedures to remediate this deficiency.
A “material weakness” in internal control over financial reporting is defined by Auditing Standard No. 2 of the Public Company Accounting Oversight Board as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.
During the course of preparing the financial statements for this Report, we discovered cumulative misstatements of approximately $3.0 million that were attributed to periods prior to December 31, 2004. These misstatements, which we believe are not material, are discussed further in note 1 to the financial statements in this Report. We intend to make adjustments to our accounts at the end of this year, in accordance with recent guidance from the SEC as set forth in SAB 99 and SAB 108, concerning the process of quantifying and reporting financial statement misstatements. Based on the accounting treatment allowed under SAB 108 after applying a dual method to evaluate the materiality of misstatements, the net adjustment will be recorded by increasing our retained deficit as of January 1, 2006 by this amount and making corresponding adjustments to multiple balance sheet accounts. We do not expect such accounts to include fixed maturity or equity securities or policy liabilities.
We have determined that not identifying and quantifying these misstatements on a timely basis is indicative of a material weakness in internal control over financial reporting. This weakness relates to the non-timely review of underlying supporting accounting records from periods before implementation of improved disclosure and financial reporting control procedures to remedy an internal control weakness, as we discussed in our Annual Report on Form 10-K for the year ended December 31, 2005. As discussed in the Form 10-K, although we improved our management oversight and review protocols and provided for additional accounting personnel and cross-training of accounting personnel, we did not implement sufficient procedures for the timely review of supporting work papers and documentation for prior accounting periods, where the effects of prior misstatements could materially affect the financial statements for subsequent reporting periods. This process would have included not only a review of these materials, but also adequate analyses to assure that the accounting treatment conformed with U.S. GAAP.
In order to remediate this internal control weakness, we have developed additional controls and we intend to implement and test these additional controls to assure that proper reviews of prior-period accounting records are performed to assure that subsequent financial statements conform to U.S. GAAP.
Change in Internal Control over Financial Reporting
We intend, in the fourth quarter of 2006 and before year end, to take steps to remediate the internal control weakness described above. However, no changes in our internal controls over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting. We continue to monitor and evaluate our internal controls. Our management is focused on improving and refining those controls already in place, as well as evaluating procedures that have changed, although we cannot rule out the need to make further changes to our internal controls over financial reporting in the future.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Cause Number 03-0505; Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in the Supreme Court of Texas.

This lawsuit has been certified as a class action by the Texas District Court, Austin, Texas, and affirmed by the Court of Appeals for the Third District of Texas, relating to the original action filed in 1999. We appealed the grant of class status to the Texas Supreme Court, with oral arguments occurring on October 21, 2004. We have not yet received a decision from the Texas Supreme Court.

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

We assert that, among other things, U.S. law, including Texas law, does not apply to the operations of the trusts, and therefore, no securities registration provisions apply, nor do laws relating to broker-dealer registration apply. Further, it is our position that the plaintiff’s securities claims, based on Texas securities laws, are not valid, that no broker registration is required by us or our marketing consultants, and the class as defined is not appropriate for class certification because it does not meet the legal requirements for class treatment under Texas law. To date, no hearing on the merits of the case has been scheduled.

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

We are also a party to various legal proceedings incidental to our business. We have been named as a defendant in various legal actions, including one class action lawsuit filed in Louisiana federal district court, seeking payments for claims denied by us and other declaratory relief relevant to Hurricanes Katrina and Rita. We assert, among other things, that the SPFIC policies’ flood exclusion language should apply. We intend to vigorously defend the applicable flood exclusion language and defend against the class certification. In the opinion of management, the ultimate liability, if any, resulting from any contingent liabilities that might arise from this litigation is not considered material in relation to our financial position or results of operations. Reserves for claims payable are based on the expected claim amount to be paid after a case-by-case review of the facts and circumstances relating to each claim. A contingency exists with regard to these reserves until the claims are adjudicated and paid.
Item 1. A Risk Factors
No change.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None.

Item 6. Exhibits

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Bylaws (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (j)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (c)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (d)

10.3	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (e)

10.4	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (f)

10.5	Loan Agreement, Security Agreement and Note dated March 22,2004 between Citizens, Inc. and Regions Bank (h)

10.5(a)	Second Amendment to Loan Agreement between Citizens, Inc. and Regions Bank dated October 1, 2004 (j)

10.5(b)	Security Agreement between Citizens Insurance Company of America and Regions Bank dated October 1, 2004 (j)

10.5(c)	Subordinated Debenture dated October 1, 2004, issued by Citizens Insurance Company of America to Citizens, Inc. (o)

10.6(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.6(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.6(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.6(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.6(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.6(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.6(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.6(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.6(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.6(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.6(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.6(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

10.7	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd. (l)

10.8	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (m)

10.9	First Amended and Restated Loan Agreement — Regions Bank, dated December 5, 2005 (n)

11.0	Statement re: Computation of per share earnings (i)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, filed with the Commission on May 2, 1995, and incorporated herein by reference.

(c)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, filed on or about November 4, 1996, and incorporated herein by reference.

(d)	Filed as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(e)	Filed on March 22, 2004 as Exhibit 10.8 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.9 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(g)	See Note 6 to the Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Form 10-Q.

(h)	Filed with the Registrant’s Periodic Report on Form 8-K on July 15, 2004 and incorporated herein by reference.

(i)	Filed on March 26, 2004 as Exhibit 10.10 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(j)	Filed on October 1, 2004 as Exhibit 10.11 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(k)	Filed on October 1, 2004 as Exhibit 10.11 with the Registrant’s current Report on Form 8-K and incorporated herein by reference.

(l)	Filed on March 31, 2005, as Exhibit 10.10(m) with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(m)	Filed on March 31, 2005 as Exhibit 10.10(n) with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(n)	Filed on March 16, 2006 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as Exhibit 10.10(o), and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.
By:	/s/ Harold E. Riley
Harold E. Riley
Chief Executive Officer and Chairman

By:	/s/ Larry E. Carson
Larry E. Carson
Vice President, Chief Financial Officer and Treasurer

Date: November 13, 2006

Exhibit Index

Description

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Bylaws (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (j)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (c)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (d)

10.3	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (e)

10.4	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (f)

10.5	Loan Agreement, Security Agreement and Note dated March 22,2004 between Citizens, Inc. and Regions Bank (h)

10.5(a)	Second Amendment to Loan Agreement between Citizens, Inc. and Regions Bank dated October 1, 2004 (j)

10.5(b)	Security Agreement between Citizens Insurance Company of America and Regions Bank dated October 1, 2004 (j)

10.5(c)	Subordinated Debenture dated October 1, 2004, issued by Citizens Insurance Company of America to Citizens, Inc. (o)

10.6(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.6(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.6(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.6(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.6(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.6(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.6(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.6(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.6(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.6(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.6(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.6(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

10.7	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd. (l)

10.8	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (m)

10.9	First Amended and Restated Loan Agreement — Regions Bank, dated December 5, 2005 (n)

11.0	Statement re: Computation of per share earnings (i)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	Filed with the Registrant’s Registration Statement on Form S-4, Registration No. 33-59039, filed with the Commission on May 2, 1995, and incorporated herein by reference.

(c)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, filed on or about November 4, 1996, and incorporated herein by reference.

(d)	Filed as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(e)	Filed on March 22, 2004 as Exhibit 10.8 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.9 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(g)	See Note 6 to the Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Form 10-Q.

(h)	Filed with the Registrant’s Periodic Report on Form 8-K on July 15, 2004 and incorporated herein by reference.

(i)	Filed on March 26, 2004 as Exhibit 10.10 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(j)	Filed on October 1, 2004 as Exhibit 10.11 with the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

(k)	Filed on October 1, 2004 as Exhibit 10.11 with the Registrant’s current Report on Form 8-K and incorporated herein by reference.

(l)	Filed on March 31, 2005, as Exhibit 10.10(m) with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(m)	Filed on March 31, 2005 as Exhibit 10.10(n) with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(n)	Filed on March 16, 2006 with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as Exhibit 10.10(o), and incorporated herein by reference.