Form 10-K
period 2006-12-31
CITIZENS INC
filed 2007-03-30
CIK 24090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number 1-13004
CITIZENS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0755371

(State of incorporation)	(IRS Employer Identification No.)

400 East Anderson Lane, Austin, Texas	78752

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (512) 837-7100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Common Stock	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. [X ] Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐            Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006), the aggregate market value of the Class A voting stock held by non-affiliates of the registrant was approximately $170,173,000.
Number of shares of common stock outstanding as of March 1, 2007:
Class A: 40,289,786
Class B:   1,001,714
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates certain portions of the definitive proxy material of the registrant in respect of its Annual Meeting of Shareholders.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Page
PART I
Item 1. Business	3
Item 1A. Risk Factors	34
Item 1B. Unresolved Staff Comments	57
Item 2. Properties	57
Item 3. Legal Proceedings	57
Item 4. Submission of Matters to a Vote of Security Holders	58
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities	58
Item 6. Selected Financial Data	59
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation	60
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	75
Item 8. Financial Statements and Supplementary Data	77
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	77
Item 9A. Controls and Procedures	77
Item 9B. Other information	81
PART III
Item 10. Directors, Executive Officers and Corporate Governance	81
Item 11. Executive Compensation	81
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
Item 13. Certain Relationships and Related Transactions, and Director Independence	81
Item 14. Principal Accounting Fees and Services	81
PART IV
Item 15. Exhibits, Financial Statement Schedules	81

First Amendment to First Amended and Restated Loan Agreement
Subsidiaries
Consent of KPMG LLP
Consent of Ernst & Young LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”), including, without limitation, statements specifically identified as forward-looking statements within this document. Many of these statements contain risk factors as well. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of our plans and objectives by our management or Board of Directors including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “may,” “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
We make available, free of charge, through our Internet website (http://www.citizensinc.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 reports filed by officers and directors, news releases, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission. We are not including any of the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.
PART I
ITEM 1. Business
Overview
We are a leading insurance holding company serving the life insurance needs of individuals in the United States and around the world. We pursue a strategy of offering ordinary life insurance products in niche markets where we believe we are able to achieve competitive advantages. Our core operations include:
•	the issuance of ordinary life insurance in U.S. Dollar-denominated amounts to foreign nationals through outside marketing consultants, principally in Latin America and the Pacific Rim; and

•	offering final expense ordinary life insurance through our home service distribution channel.
We have provided our insurance products internationally since 1975 and domestically since 1969. We believe we are one of the leading writers of U.S. Dollar-denominated ordinary life insurance in the international market. In October 2004, we entered the home service distribution channel through the acquisition of Security Plan Life Insurance Company (“Security Plan”), a significant provider of final expense ordinary life insurance in Louisiana. We also provide ordinary life insurance to middle income individuals in various markets in the Midwest and southern U.S., as well as small face property insurance in Louisiana.
     Our objective is to grow our asset base and profitability through:
•	building assets through the issuance of cash accumulation and final expense ordinary life insurance products;

•	strategic acquisitions of domestic life insurance companies; and

•	expanding our distribution channels of ordinary life insurance.
We market our products through our network of 3,000 marketing consultants, independent agents and employee agents, and provide underwriting, investment and administrative functions through 170 employees in our executive offices in Austin, Texas and a support center in Donaldsonville, Louisiana.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
We were formed in 1969 by our Chairman, Harold E. Riley, who had many years of past experience in international and domestic life insurance before forming our Company. Since then, our business has grown significantly, both internationally and domestically. Revenues rose from $99.9 million in 2004 to $142.1 million in 2005 to $158.1 million in 2006. Since 1987, we have completed and integrated the acquisitions of 14 life insurance companies in the United States. We continue to seek acquisitions of other domestic life insurance companies as well as expand our life insurance business.
During the five years ended December 31, 2006, our assets grew from $326.3 million to $711.2 million, and total stockholders’ equity increased from $101.8 million to $139.6 million.
We organize and manage our life insurance business through two primary operating business segments, Life Insurance and Home Service Insurance. We exited the Domestic Health segment in 2004.
The following table sets forth certain information regarding our business segments and distribution channels.

	For the Year Ended December 31,
	2006		2005
	(In thousands)
		Segment		Segment
Operating Business		Income		Income
Segment and		(Loss)		(Loss)
Principal Distribution	Total	Before	Total	Before
Channel	Revenue	Income Tax	Revenue	Income Tax
Life Insurance - Approximately 2,150 marketing consultants around the world and 525 domestic representatives	$105,747	$10,803	$90,649	$4,715
Home Service Insurance - Approximately 320 employee agents	51,235	3,531	49,655	5,902
Other Non-Insurance Enterprises	1,077	(992)	1,809	1,179
Each operating business segment focuses on critical activities close to its target markets and customers, including marketing and customer support, while our centralized

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Our Operating Segments
Our business is comprised of three primary operating business segments:
•	Life Insurance;
•	Home Service Insurance (which we acquired on October 1, 2004, and as such, all income statement amounts in 2004 are for the last fiscal quarter only); and
•	Other Non-insurance Enterprises.
The following summary, representing revenues and pre-tax income from operations and identifiable assets for our segments, is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Revenue
Life Insurance	$105,747	90,649	86,468
Home Service Insurance	51,235	49,655	12,556
Other Non-Insurance Enterprises	1,077	1,809	835

Total consolidated revenue	$158,059	142,113	99,859

Premium income
Life Insurance	$90,479	78,592	70,117
Home Service Insurance	38,017	37,682	9,797
Other Non-Insurance Enterprises	—	—	—

Total consolidated premium income	$128,496	116,274	79,914

Net investment income
Life Insurance	$14,243	11,780	13,950
Home Service Insurance	12,232	11,573	2,876
Other Non-Insurance Enterprises	500	215	179

Total consolidated net investment income	$26,975	23,568	17,005

Income (loss) before federal income tax:
Life Insurance	$10,803	4,715	5,842
Home Service Insurance	3,531	5,902	2,609
Other Non-Insurance Enterprises	(992)	1,179	(363)

Total consolidated income before federal income tax	$13,342	11,796	8,088

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

	December 31,
	2006	2005
	(In thousands)
Assets:
Life Insurance	$395,297	346,313
Home Service Insurance	300,368	300,693
Other Non-Insurance Enterprises	15,519	14,883

Total consolidated assets	$711,184	661,889

Life Insurance
Our Life Insurance segment consists of both international and domestic life insurance policies. The acceptance of applications for U.S. Dollar-denominated ordinary whole life insurance from significant net worth foreign nationals is the foundation upon which we have built our Company. For over the past 30 years, we have participated in the foreign marketplace. We believe positive attributes of our international insurance market include:
•	policies are typically larger face amounts than in our U.S operations. resulting in lower underwriting and administrative costs per policy;
•	the premiums are paid annually rather than monthly or quarterly, which saves us administrative expenses and accelerates our cash flow;
•	persistency is higher than U.S. policies;
•	the mortality is as good or better than that experienced in the U.S. because our insureds are in the top income brackets in their countries;
•	the marketing consultants from whom applications are received are highly professional;
•	we do not advance any commissions relating to this business, so we do not have financial exposure in the event monies are advanced and insurance revenues do not cover the advances; and
•	the profit margins are higher for us than for our typical U.S. policies.
Due to our significant experience in this segment, we have implemented numerous policies and procedures to reduce the risks of asset losses. We have no offices, employees or assets outside of the U.S. All of our premiums from outside of the U.S. must be paid in U.S. Dollars through a U.S. financial institution. The policies we issue to foreign nationals are designed to alleviate risks inherent in such markets by containing limitations on benefits for certain causes of death, such as homicide. In addition, we have developed disciplined underwriting criteria over many years, which include background reviews of potential marketing consultants, and thorough medical reviews of applicants, including retention of medical doctors who perform detailed medical examinations, as well as background and reference checks on applicants. Also, we have a claims policy that requires an investigation of substantially all death claims.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Through our primary insurance company subsidiary, CICA LIFE Insurance Company of America (“CICA”), we make available ordinary whole life products to significant net worth foreign nationals through contracts with independent marketing organizations and independent marketing consultants. The number of our independent consultants has expanded over the years in this division to approximately 2,150, and the number of countries from which applications are received is increasing. Historically, the majority of our international life business has come from Latin America. However, in 2004 the Pacific Rim began to represent a meaningful and growing source of new business, amounting to $2.6 million of issued and paid annualized premium. Issued and paid annualized premium is a standard non-GAAP tool used by the life insurance industry as a measure of new business issued. Issued and paid annualized premium assumes all new business is issued on an annual mode during the year and is not the same as GAAP earned premiums, which measures the collected and pro-rata premiums for the period. The Company believes issued and paid annualized premium is a measure of distribution productivity and is a leading indicator of future revenue trends. However, revenues are driven by sales in prior periods as well as the current period; therefore, a reconciliation of issued and paid annualized premium is not meaningful or determinable. This increase was also evident in 2005, as issued and paid annualized premiums from this region were $4.1 million, and through 2006, when premiums were $4.2 million. Overall, the Life Insurance segment made up 70.4% of our total premium revenues in 2006 and 67.6% of such revenues in 2005.
The following table sets forth our total yearly percentages of direct collected premiums and annuity deposits from our international life business for the years indicated:

Country	2006		2005		2004
	(Dollars in thousands)
Colombia	$22,879	28.0%	$20,572	30.1%	$18,487	31.2%
Taiwan	10,077	12.3	7,008	10.2	3,748	6.3
Argentina	8,975	11.0	8,419	12.3	8,592	14.5
Venezuela	8,907	10.9	7,178	10.5	6,557	11.1
Uruguay	3,092	3.8	3,202	4.7	3,527	6.0
Other Non-U.S.	27,818	34.0	22,065	32.2	18,303	30.9

Total	$81,748	100.0%	$68,444	100.0%	$59,214	100.0%

The ordinary whole life policies issued by CICA on residents of foreign countries had an average face amount of approximately $52,000 at December 31, 2006. We accept applications for international insurance policies submitted by several outside marketing consulting firms and marketing consultants in markets pursuant to non-exclusive contracts. These persons specialize in marketing life insurance products to foreign nationals and generally have several years of experience marketing life insurance products. The outside firms provide recruitment, training and supervision of their managers and associates in the placement of U.S. Dollar-denominated life insurance products; however, all associates of these firms contract directly with us and receive their compensation directly from us. Accordingly, should the arrangement between any outside marketing consulting firm and us be canceled for any reason, we believe we could continue suitable marketing arrangements with the associates of these outside firms without appreciable loss of present and future sales, as we have done in the past. There is, however, always a risk that

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
insurance sales could decrease. Our standard agreement with individual marketing consultants provides that the consultant is the representative of the prospective insured. Our standard contract with outside marketing consulting firms provides that the firm has the responsibility for recruiting and training its associates. These firms guarantee any debts of their associates to us. In consideration for the services rendered, the firms receive a fee on all new policies placed by them or their associates.
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
Our Life Insurance segment is dependent on the non-U.S. markets for a significant percentage of its ongoing and new life insurance premium revenue. As a result, we are subject to potential risks with regard to the continued ability to write this business should adverse events occur in the countries from which we receive applications. For example, even though we do not conduct business in a foreign country and have no assets or employees in any country outside the U.S, a foreign government could take the position that its residents cannot procure insurance through us. While such an event has never occurred, if we were faced with such a situation, we could experience increased lapse rates of our policies. Our policy lapse rate could also increase if funds that flow out of such countries were to become restricted. Based on more than 30 years experience in the marketplace in which we compete, management believes such risks are not significant. We require all premiums to be paid in the U.S. with U.S. Dollars via drafts drawn on banks in the U.S., therefore, we are not subject to foreign regulation or restrictions on fund transfers, nor are we subject to currency devaluation or foreign appropriation. Management also believes that many of the inherent risks in foreign countries, such as political instability, inflation and economic disruptions, tend to improve rather than hurt our business over the long term because these risks encourage individuals to convert assets out of local currencies to the more stable U.S. Dollar.
Our international business grew at a double-digit pace in 2005, and experienced solid growth in 2006. New annualized issued and paid premiums from the international market increased by 17.9% during 2005 compared to 2004 and 9.4% during 2006 compared to 2005. The development of the markets in the Pacific Rim and the expansion of existing markets in Latin America contributed to the growth in international revenues. Overall, issued and paid new annualized premium income for 2006 from the international markets totaled $20.4 million, compared to $18.6 million in 2005 and $15.8 million in 2004. We will continue to emphasize growth in this segment.
The domestic life policies of our Life Insurance segment consists of ordinary whole life, credit life insurance, credit disability insurance, and final expense policies, sold primarily throughout the Midwest and southern U.S. The majority of our domestic life business is the result of acquisitions of U.S. life insurance companies since 1987. We conduct our domestic life business primarily through two operating life insurance subsidiaries.
We seek to serve middle-income American families through the sale of cash accumulation ordinary whole life insurance products. In 2004, we shifted our emphasis to a sales force

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
comprised primarily of part-time, second career sales associates (such as teachers, coaches, community leaders and others in small communities outside of major metropolitan areas). Product sales over the past three years have trended downward, and combined with high lapse rates on existing business, resulted in decreased premium income in 2006 compared to 2005.
Our domestic underwriting policy requires a medical examination of applicants for ordinary insurance in excess of certain prescribed limits. These limits are graduated according to the age of the applicant and the amount of insurance.
The following table sets forth our total yearly direct premiums and annuity deposits from our domestic life and disability premium income by state for the years indicated, including domestic life, domestic health and annuity deposits:

State	2006		2005		2004
			(Dollars in thousands)
Texas	$7,962	39.6%	$9,172	38.6%	$10,212	36.9%
Kentucky	2,436	12.1	2,936	12.3	4,377	15.8
Oklahoma	2,363	11.8	3,481	14.6	4,262	15.4
Mississippi	1,520	7.6	1,658	7.0	1,811	6.5
Other States	5,828	28.9	6,545	27.5	7,029	25.4

Total	$20,109	100.0%	$23,792	100.0%	$27,691	100.0%

Home Service Insurance
On October 1, 2004, following the acquisition of Security Plan Life Insurance Company (“Security Plan”), a new segment, Home Service Insurance, was established.
Security Plan, which has conducted its operations since 1948, focuses on the life insurance needs of the lower income market, principally in Louisiana. Its policies, which are predominantly ordinary whole life products, provide a means of funding individuals’ final expenses, primarily consisting of funeral and other burial costs. The policies are sold and serviced through the home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders. Virtually all business has been written in Louisiana, where Security Plan is one of the leading writers of life insurance in the home service market. Security Plan’s premium writings have been supplemented by the acquisition of life insurance policies from numerous companies in its history.
Because of the type of business Security Plan writes, the average life insurance policy face amount in force is relatively small – approximately $1,500 per policy in 2006 – the underwriting performed on these applications is limited due to the small face amount.
Security Plan’s book of premium income decreased each year from 2001 to 2005, until 2006 when this trend turned upward. Management replaced Security Plan’s marketing leadership and believes that the new emphasis on sales has halted the shrinkage in the premium income and serves as a base from which to expand the home service business. This increase occurred despite the hurricanes that hit Louisiana in 2005, significantly disrupting Security Plan’s customer base.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Security Plan owns a subsidiary, Security Plan Fire Insurance Company (“SPFIC”), which provides property and casualty coverage to lower income residents of Louisiana. SPFIC utilizes the same employees/agents as Security Plan. The maximum coverage on any one dwelling is $20,000 and content coverage is limited to $10,000. At December 31, 2006, SPFIC had total assets of approximately $5.7 million and annual revenues of $3.9 million. We utilize SPFIC to augment Security Plan’s insurance sales. SPFIC was negatively impacted by the 2005 hurricanes in Louisiana. Through December 31, 2006, losses in excess of reinsurance amounted to more than $4.1 million, resulting in Security Plan infusing $4.0 million of additional capital into SPFIC.
Our Products
Life Insurance
We offer several ordinary whole life insurance products designed to meet the needs of our non-U.S. policy owners through our product portfolio. These policies have been structured to provide:
•	U.S. Dollar-denominated living cash values;

•	rates that are competitive with or better than most foreign local companies;

•	a hedge against local currency inflation;

•	protection against devaluation of foreign currency;

•	capital transference to a safe haven (U.S.);

•	lifetime income;

•	tax-free earnings on cash build-up; and

•	cash values beginning in the first policy year.
Our products have living benefit features: every policy contains guaranteed cash values and is participating (i.e., receiving an annual cash dividend). The major portion of each premium payment goes toward building guaranteed cash values, while a lesser portion goes to dividends and direct retirement benefits. Once the policy owner pays the annual premium and the policy is issued, we immediately pay a cash dividend to the owner. The policy owner has several options with regard to the dividend, including the right to assign the dividends to a third-party trust account, along with an annual policy Retirement Fund Benefit.
Our domestic products in the Life Insurance segment focus primarily on living needs, and provide death benefits as a side effect of accumulating money for the insured. Our domestic life insurance policies are designed to provide for:
•	cash accumulation/living benefits;
•	tax-deferred interest earnings;

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
•	guaranteed lifetime income at age 65;

•	monthly income for surviving family members;

•	significant accidental death benefits; and

•	payment waiver in the event of disability.
Our life insurance products are designed to address the issue of outliving an insured’s monthly income, and at the same time, provide death benefits in case of an early demise. The primary purpose of our Fortune Builder portfolio is to help the insured create capital for needs such as retirement income, children’s higher educational funds, business opportunities, emergencies and healthcare needs.
Home Service
The products of Security Plan are small face amount ordinary whole life policies, which are designed to provide a means to taking care of final expenses for the insured, primarily consisting of funeral and burial costs. The products of SPFIC are small face amount property policies designed primarily to cover dwellings. The policies in effect are those of many small companies that Security Plan has acquired over many years. We intend to continue to market these types of small face amount policies.
Operations and Technology
Our administrative operations are conducted primarily at our executive offices in Austin, Texas through approximately 100 administrative, operating and underwriting personnel. Operations of Security Plan are conducted to a large degree from our support center in Donaldsonville, Louisiana through approximately 70 operations personnel. During 2007, continued consolidation of certain administrative functions is expected. At our offices, we perform policy design, marketing oversight, underwriting, accounting, customer service and investment.
Our senior management has a history in insurance company operating system design and implementation. Beginning in the mid-1960’s, we developed a new operating system that has evolved continually since that time. We have a single data processing administrative system for our entire Company, which is a sophisticated mainframe administrative system. Since early 2005, we have been converting Security Plan’s administrative system to our processing system, a process expected to be completed in mid-2007. Functions of our administrative system include policy set up, several internal control functions, administration, billing and collections, valuation, storage backup and related tasks. Each company we acquire is converted onto our administrative system. This system has been in place for several years, and we believe it is a significant asset to us. We update our administrative system on an ongoing basis. This system is also capable of significant expansion without substantial capital outlay or increase in staff. Therefore, we believe we can achieve additional growth without operating system upgrades, delays or failures or the addition of substantial amounts of staff.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Information Regarding Our Insurance Businesses
The following tables set forth certain statistical information on the basis of accounting principles generally accepted in the U.S. concerning our operations for each of the five years ended December 31, 2006.
The following table sets forth certain information about our direct and assumed life insurance in force on a yearly comparative basis.

		New	Claims,
	In Force,	Business	Lapses,
	Beginning of	Issued	Surrenders	Acquisitions	In Force,
	Year	During Year	During Year	During Year	End of Year
	(In millions)
2006	$4,280	727	(366)	—	4,641
2005	4,001	725	(446)	—	4,280
2004	2,921	570	(472)	982	4,001
2003	2,408	434	(193)	272	2,921
2002	2,417	410	(497)	78	2,408
The following table sets forth consolidated (i) gross life insurance in force and (ii) mean life insurance in force.

	In Force		Mean Life
	Beginning of	In Force	Insurance In
	Year	End of Year	Force
	(a)	(a)	(a)
	(In millions)
2006	$4,280	4,641	4,461
2005	4,001	4,280	4,141
2004	2,921	4,001	3,461
2003	2,408	2,921	2,665
2002	2,417	2,408	2,413

(a)	Before ceding amounts to reinsurers.
The 2006 and 2005 growth represented the increased volume of new international business written and improvements in persistency on policies issued to foreign nationals. The acquisition of Security Plan in October 2004 added approximately $982 million to the life insurance in force at year end, with the remainder of the increase in 2004 reflecting growth in our international life business. Increased issuance of new policies coupled with acquisitions contributed to the growth in insurance in force in 2003 compared to 2002.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The following table sets forth life reinsurance ceded.

	Reinsurance Ceded
	Inforce	Premium
	(In thousands)
2006	$258,756	$1,844
2005	221,793	1,907
2004	265,001	1,001
2003	301,366	1,382
2002	152,103	1,321
Lapses and surrenders were flat during 2006 compared to 2005, due to improved persistency. Lapses and surrenders increased in 2005 compared to 2004 due to Security Plan’s inclusion for the entire year. Reinsurance declined from 2005 compared to 2004 because of a decrease in the average face amount of international policies issued. Lapse and surrender activity attributed to policyholders of two companies we acquired in 2003 contributed approximately $39.6 million to the increase in 2003 lapses and surrenders.
The following table sets forth information with respect to our total insurance premiums.

	Ordinary			Accident &
	Life (a)	Casualty (a)	Group Life	Health (a)	Total
	(In thousands)
2006	$122,277	3,777	981	1,461	128,496
2005	110,519	3,627	568	1,560	116,274
2004	77,377	1,113	636	788	79,914
2003	60,395	—	463	14,785	75,643
2002	54,033	—	421	13,474	67,928

(a)	After deduction for reinsurance ceded.
Premium grew in 2006 due to the continued emphasis on new business in the Life Insurance segment. The substantial growth in 2005 compared to 2004 was due to the inclusion of Security Plan for the entire year. In comparing 2004 to 2003, the decline in accident and health premium as a result of the cession of the business to another carrier was offset by increases in our international business and the acquisition of Security Plan. The casualty premiums in 2006, 2005 and 2004 resulted from the acquisition of Security Plan, which has a small casualty subsidiary, SPFIC. Casualty premium for 2004 reflected the quarter ended December 31, 2004 only. The 2003 premium increase over 2002 was related to increased new life revenues and the acquisitions of two domestic life insurance companies.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The following table sets forth information relating to the ratio of our underwriting and other expenses to insurance revenues.

				Commissions, Underwriting and
				Operating Expenses, Policy
		Commissions,		Reserve Increases, Policyholder
		Underwriting and		Benefits and Dividends to
		Operating Expenses		Policyholders
	Insurance		Ratio to
	Premiums	Amount	Insurance	Amount	Ratio to Insurance
	(a)	(a)	Premiums	(a)	Premiums
	(In thousands)
2006	$128,496	$63,298	49.3%	$155,662	121.1%
2005	116,274	58,414	50.2	138,511	119.1
2004	79,914	38,665	48.4	95,874	120.0
2003	75,643	37,194	49.2	89,455	118.3
2002	67,928	31,411	46.2	79,320	116.8

(a)	After premiums ceded to reinsurers.
In 2006, expenses as a ratio to insurance premiums increased from 2005 due to continued adverse loss development due mainly to Hurricane Katrina. During 2005, operating expenses increased compared to 2004 due to the inclusion of Security Plan for the entire year. In 2004, expense reductions resulted in improvement in the ratio of expenses to premiums compared to 2003; however, the claims incurred by Security Plan caused the overall expense and benefit ratio to increase slightly. Because of the nature of Security Plan’s business, a high benefit ratio is not unusual. During 2003, increased new life revenues from new business and two domestic life insurance company acquisitions resulted in decreases in the ratio of benefits compared to 2002; however, the expenses of these two acquisitions resulted in increases in the ratios of expenses to premiums.
The following table sets forth the face amount of new life insurance business produced between participating and non-participating policies. Dividends paid on participating policies are at the discretion of the insurance company issuing the policy.

	Total New	Participating		Non-participating
	Business	Amount	Percent	Amount	Percent
	(In thousands)
2006	$727,134	$429,382	59.1%	$297,752	40.9%
2005	725,199	399,008	55.0	326,191	45.0
2004	570,462	339,008	59.4	231,454	40.6
2003	433,697	266,303	61.4	167,394	38.6
2002	410,352	265,476	64.7	144,876	35.3
In 2006, the Company wrote approximately $30 million less credit insurance than in 2005, decreasing the amount of non-participating business. Also in 2006, the Company wrote approximately $30 million more whole life business, increasing the amount of participating business. The 2004 purchase of Security Plan increased the percentage of non-participating business. During 2003, two acquisitions of domestic life insurance companies contributed to the increase in non-participating new business compared to 2002.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The following table sets forth the amount of new life insurance business issued according to policy types.

	Total Face
	Amount	Whole Life and
	New	Endowment		Term		Credit
	Business	Amount	Percent	Amount	Percent	Amount	Percent
	(In thousands)
2006	$727,134	$600,755	82.6%	$79,460	10.9%	$46,919	6.5%
2005	725,199	569,933	78.6	79,025	10.9	76,241	10.5
2004	570,462	406,075	71.2	82,839	14.5	81,548	14.3
2003	433,697	297,280	68.5	76,637	17.7	59,780	13.8
2002	410,352	289,976	70.7	80,342	19.5	40,034	9.8
The Life Insurance segment continued to write increasing amounts of new business, primarily whole life policies, during 2006, particularly in the international market. In 2005, Security Plan, whose business is whole life, was included for the entire year, plus new international policies grew significantly. In 2004, new life business, measured in paid, annualized premiums, increased 145% compared to the prior year. The addition of Security Plan, which contributed three months results, coupled with growth in CICA’s overseas business, increased the percentage of whole life insurance in force. The 2003 growth was slowed by the economic downturn in several Latin American countries.
The following table sets forth deferred policy acquisition costs capitalized and amortized.

	Deferred Policy Acquisition
	Costs
	Capitalized	Amortized
	(In thousands)
2006	$26,986	$11,391
2005	24,388	10,313
2004	17,241	8,439
2003	16,558	11,807
2002	14,423	10,039
The 2006 increase in capitalized costs and amortization compared to 2005 related to the continued new business written in the Life Insurance segment, as well as higher commissions on the Home Service segment. The 2005 growth in capitalized costs and amortization compared to 2004 resulted from the inclusion of Security Plan for the full year and the increase in new international business. In 2004, persistency on our international business improved, contributing to lower amortization, as well as no amortization for the accident and health business that was ceded in 2004. Amortization expense in 2003 increased over the prior year due to higher surrender activity.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Investments
State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate and mortgage loans within certain specified percentages.
The administration of our investment portfolios is handled by management, pursuant to board-approved investment guidelines, with all trading activity approved by a committee of the respective boards of directors of our insurance company subsidiaries. The guidelines used require that bonds, both government and corporate, are of high quality and comprise a majority of the investment portfolio. The assets selected are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations.
Valuation of Investments in Fixed Maturity and Equity Securities
At December 31, 2006, investments in fixed maturity and equity securities were 94.9% of our total investments. All of our fixed maturities were classified as available-for-sale securities at December 31, 2006. We had no fixed maturity or equity securities that were classified as trading securities at December 31, 2006. During 2006, we sold one bond previously classified as held-to-maturity because of an unexpected market offer. Following the sale, only one bond with a carrying value of $5.5 million and a fair market value of $6.2 million remained classified as held-to-maturity. This bond was transferred to our available-for-sale portfolio at December 31, 2006, which resulted in an increase to equity of $484,000, net of tax.
At December 31, 2006, 67.2% of our fixed maturity securities were invested in securities backed by the full faith and credit of the U.S. Government or U.S. Government-sponsored enterprises.
We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. With the exception of Security Plan, virtually all of our subsidiaries’ investments are in bonds that carry the full faith and credit of the U.S. Government or U.S. Government-sponsored enterprises. Security Plan has significant investments in corporate and municipal bonds. Based upon our emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. Government-sponsored corporations, U.S. Treasury securities and obligations of the U.S. Government and agencies, our intent and ability to hold temporarily impaired fixed maturities until recovery, and our analysis of whether declines in fair value below cost are temporary or other-than-temporary, management believes that our investments in fixed maturity and equity securities at December 31, 2006 were not impaired, and no “other-than-temporary losses” needed to be recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Gross unrealized losses on fixed maturities available-for-sale amounted to $10.9 million as of December 31, 2006 and $10.5 million as of December 31, 2005, due primarily to increases in interest rates.

	December 31, 2006
	Carrying Value	Percent of Total
	(In thousands)
Fixed maturity securities:
U.S. Government and Government agencies (1)	$275,390	51.1%
Mortgage-backed (1)	52,843	9.8
Corporate	98,353	18.2
Municipal bonds	61,732	11.4

Total fixed maturity securities	488,318	90.5

Cash and cash equivalents	24,521	4.5
Other investments:
Policy loans	23,542	4.4
Equity securities	312	0.1
Mortgage Loans	456	0.1
Real estate and other invested assets	2,427	0.4

Total	$539,576	100.0%

(1)	U.S. Government and government agencies include U.S. Treasury securities ($14,637) and U.S. government-sponsored enterprises ($313,566).
The following table shows the distribution of the contractual maturities of our portfolio of fixed maturity securities by carrying value as of December 31, 2006. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Fixed Maturities Available-For-Sale
	(In thousands)
	Amortized cost	Fair value
Due in one year or less	$11,208	11,171
Due after one year through five years	41,774	40,615
Due after five years through ten years	21,937	21,437
Due after ten years	368,660	362,252

	443,579	435,475
Securities not due at a single maturity date	54,360	52,843

Totals	$497,939	488,318

The securities not due at a single maturity date are obligations of U.S. Government-sponsored enterprises.
At December 31, 2006, the average duration of our investment portfolio was 8.0 years.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The following table sets forth the mean amount of our invested assets and net investment income from our investment portfolio.

			Ratio of Net
			Investment Income to
Year Ended	Mean Amount of	Net Investment	Mean Amount of
December 31	Invested Assets	Income (a)	Invested Assets (a)
	(In thousands)
2006	$499,933	$26,975	5.4%
2005	480,306	23,568	4.9
2004	375,495	17,005	4.5
2003	250,598	14,322	5.7
2002	216,352	14,252	6.6

(a)	Does not include realized and unrealized gains and losses on investments.
During 2006, available bond yields were higher than in 2005, but fell during the fourth quarter. In 2005, Security Plan was included for the entire year; however, available returns in the bond market remained low. In 2004, Security Plan’s investment income for the fourth quarter was included, leading to a further decline in percentage return. During 2003, the low interest rates available on newly invested money relative to prior years and the significant call activity on the bonds owned negatively impacted our net investment income percentage compared to 2002.
Reserves
Our insurance subsidiaries establish liabilities for policyholders’ account balances and future policy benefits to meet obligations on various policies and contracts. Reserves for policyholders’ account balances for investment-type policies are equal to cumulative account balances consisting of deposits plus credited interest, less expense and mortality charges and withdrawals. Future policy benefits for ordinary life products are computed on the net level premium method, which utilizes assumed investment yields, mortality, persistency, morbidity and expenses (including a margin for adverse deviation). These reserves are established at the time of issuance of a policy and generally vary by product, year of issue and policy duration. We periodically review both reserve assumptions and policyholder liabilities. In addition, we retain a consulting actuary to review our reserves on a quarterly basis and provide reports thereon.
Reinsurance
As is customary among insurance companies, our insurance company subsidiaries reinsure with other companies portions of the life insurance risks they underwrite. A primary purpose of reinsurance agreements is to enable an insurance company to reduce the amount of risk on any particular policy and, by reinsuring the amount exceeding the maximum amount the insurance company is willing to retain, to write policies in amounts larger than it could without such agreements. Even though a portion of the risk may be reinsured, our insurance company subsidiaries remain liable to perform all the obligations imposed by the policies issued by them and could be liable if their reinsurers were unable to meet their obligations under the reinsurance agreements.
We believe that we have established appropriate reinsurance coverage based upon our net retained insured liabilities compared to our surplus. Based on a review of our reinsurers’ financial positions and reputations in the reinsurance marketplace, we believe that our reinsurers are financially sound

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Insurance Ceded
CICA retains up to $100,000 of risk on any one person. As of December 31, 2006, the aggregate amount of life insurance ceded by CICA was $248,944,000 or 7.0% of its total direct and assumed life insurance in force, and at December 31, 2005 was $209,441,000 or 6.5% of its direct insurance in force. CICA is contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations reinsured.
CICA has in effect automatic reinsurance agreements with nonaffiliated reinsurers that provide for cessions of ordinary insurance from CICA. These treaties provide for both automatic and facultative reinsurance of standard and substandard risks for life, accident and health and supplemental benefits above CICA’s retention limit on a yearly renewable term, or coinsurance basis. Automatic cession means that so long as the risk is within the limits of the reinsurance agreement, the reinsurer must assume the risk. Facultative cases are subject to specific underwriting approval of the reinsurer.
Since 2003, CICA has obtained reinsurance with Worldwide Reassurance of England (Worldwide) and Converium Ruckversicherung Deutschland Ag of Germany (Converium). At December 31, 2006, CICA had ceded $43,881,000 in face amount of insurance to Worldwide and $76,028,000 to Converium. Prior to 2005, CICA had outside reinsurance from Employers Reassurance (ERC), American United Life Insurance Company (AUL) and Businessmen’s Assurance (BMA). The former reinsurers retain their risk on business previously ceded. At December 31, 2006, CICA had ceded $43,626,000 in face amount of insurance to ERC, $18,166,000 to Riunione Adriatica di Sicurta of Italy, a predecessor to AUL, $12,545,000 to BMA, $20,372,000 to AUL and $34,088,000 to Optimum Re Insurance Company.
Worldwide and Converium are unauthorized reinsurers in the state of Colorado. However, they each have agreed in writing to provide a letter of credit issued by a U.S. bank in the amount of any liabilities they may incur under the reinsurance agreements with CICA in the event that a reinsurance credit is significant. There were no such significant credits as of December 31, 2006, and no letter of credit was necessary or provided.
In addition, a reinsurance treaty with Swiss Re Life & Health America, Inc. (Swiss Re) covers all of CICA’s accidental death insurance supplementing its life insurance policies. These cessions are on a yearly renewable term basis and occur automatically if total accidental death benefits known to CICA are less than $250,000 or otherwise on a facultative review basis. At December 31, 2006, CICA had ceded $1.5 billion of supplemental life insurance benefits to Swiss Re under this treaty.
CICA monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by a reinsurer. The primary reinsurers of CICA are large, well capitalized entities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Effective January 1, 2004, CICA entered into a coinsurance agreement with Texas International Life Insurance Company (TILIC), an unaffiliated party, whereby TILIC administers and reinsures all of CICA’s non-credit accident and health business. During 2005, an agreement was reached to sell Citizens National Life Insurance (CNLIC), which represented approximately 66.0% of the ceded business to TILIC. In 2006, the Texas Department of Insurance recommended that the sale be deferred until 2007 to give TILIC time to improve its operating results and level of capital. The remaining 34% of business continues to cede under the same contract coinsurance agreement.
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
Security Plan seeks to enter into reinsurance treaties with well capitalized insurers. Its policy is to use reinsurers who, in the opinion of management, have significant levels of capital and surplus. In addition, Security Plan maintains a coinsurance agreement with the former parent of Security Plan on a closed block of business and with other carriers as necessary that represents less than 1% of total business in force. The total face amount ceded at December 31, 2006 was $5.8 million or less than 1% of Security Plan’s insurance in force. Security Plan also maintains agreements with unaffiliated reinsurers to provide catastrophe coverage in the event of a significant loss.
SPFIC had reinsurance agreements in place to protect it from catastrophic events such as Hurricanes Katrina and Rita that struck Louisiana in 2005. The agreements in place during 2005 provided that SPFIC bore responsibility for the first $250,000 of incurred claims. Reinsurers indemnified SPFIC for losses in excess of $250,000 up to $7.1 million per event. Any amount over that was SPFIC’s responsibility. SPFIC incurred claims of approximately $750,000 in excess of $7.1 million on Hurricane Katrina in 2005. Additional claims of $2.9 million were incurred in 2006, including $430,000 of incurred but not reported (IBNR) losses that were considered necessary because the Louisiana legislature extended the prescriptive period an additional one year for filing claims and lawsuits related to Hurricanes Katrina and Rita. Once the $7.1 million limit was met, SPFIC had an opportunity to pay for “2nd event” coverage, upon payment of approximately $400,000 in premium. SPFIC elected to do so and the claims for Hurricane Rita were covered under this second event reinsurance. Through December 31, 2006, SPFIC’s claims related to Hurricane Rita were approximately $4.7 million and were 100% reinsured in excess of our $250,000 deductible. We do not expect the claims for Hurricane Rita to exceed our reinsurers’ limits. For calendar year 2006, SPFIC elected to increase the amount of 1st event catastrophe reinsurance to $10 million and raise the deductible to $500,000 by paying an annual premium of $799,000; thus, the first $500,000 of incurred claims and any claims in excess of $10 million would be SPFIC’s responsibility. The reinsurance premium for first event catastrophe reinsurance will be $840,000 in 2007.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Insurance Assumed
At December 31, 2006, CICA had in-force reinsurance assumed as follows:

	Type of	Amount in
	Business	Force at End
Name of Company	Assumed	of Year
		(In thousands)
Prudential Insurance Company (Prudential)	Group Life	$659,066

Landmark Life Insurance Company (Landmark)	Ordinary Life	$10,721
The reinsurance agreement with Prudential provides for CICA to assume a portion of the insurance under a group insurance policy issued by Prudential to the Administrator of Veterans’ Affairs. CICA’s portion of the total insurance under the policy is allocated to CICA in accordance with the criteria established by the administrator.
The Landmark agreement was entered into in June of 2006. Landmark has a right to recapture the ceded business after 15 years. We received $2.7 million, representing the statutory reserve transfer. Of this, $1.8 million was recorded as future policy benefit reserves and $900,000 was recorded as a deferred gain on reinsurance, which will be recognized over the life of the business. We also paid a ceding commission of $970,000, which was recorded to deferred acquisition costs and is being amortized over 15 years.
Competition
The life insurance business is highly competitive, and we compete with a large number of stock and mutual life companies both internationally and domestically as well as from financial institutions that offer insurance products. There are more than 1,000 other life insurance companies in the U.S., some of which also provide insurance to foreign nationals.
International Market A large percentage of our first year and renewal life insurance premium income comes from the international market. Given the significance of our international business, the variety of markets in which we make ordinary whole-life insurance available and the impact that economic changes have on these foreign markets, it is not possible to ascertain our competitive position. Our international marketing plan stresses making available U.S. Dollar-denominated life insurance products to significant net worth individuals residing around the world. We experience competition primarily from the following sources:
Locally Operated Companies with Local Currency Policies. We compete with companies formed and operated in the country in which the insureds reside.
However, because our premiums must be paid in U.S. Dollars drawn on U.S. banks, and we pay claims in U.S. Dollars, we have a different clientele and product than foreign-domiciled companies. Our products are usually acquired by persons in the top income bracket of their respective countries. The policies sold by foreign companies are offered

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
broadly and are priced based on the mortality of the entire populace of the respective geographic region. Because of the predominance of lower incomes in most of these countries, the mortality experience tends to be very high on the average compared to the U.S., causing mortality charges that are considered unreasonable based on the life mortality experience of the upper income of the local population.
Additionally, the assets that back up the policies issued by foreign companies are substantially invested in the respective countries and, therefore, are exposed to the inflationary risks and economic crises that historically have impacted many foreign countries. Another reason that we experience an advantage is that many of our policyholders desire to transfer capital out of their countries due to the perceived financial strength and security of the U.S.
U.S. Companies Issuing U.S. Dollar Policies. We also face direct competition from companies that operate in the same manner as we do. We compete using our history of performance and our products.
Competitors in our international markets include National Western Life Insurance Company, Best Meridian Insurance Company and to a lesser extent, Pan American Life Insurance Company and American International Group, although these companies tend to focus on non-traditional life insurance and annuities.
Foreign Operated Companies with Local Currency Policies. Another group of competitors consists of companies that are foreign to the countries in which the policies are sold, but use the local currencies of those countries. These competitors include a number of large U.S. issuers who maintain foreign operations. Local currency policies entail a risk of uncertainty due to local currency fluctuations as well as the perceived instability and weakness of local currencies. We have observed that local currency policies, whether issued by foreign or locally operated companies, tend to focus on universal life insurance and annuities instead of whole life insurance as we do.
Some companies may be deemed to have a competitive advantage over us due to histories of successful operations and large agency forces. Management believes that our experience, combined with the special features of CICA’s unique policies, allows CICA to compete effectively in pursuing new business.
Domestic Market The life insurance industry in the U.S. is a mature industry that, in recent years, has experienced little to no growth in life insurance sales. Competition has also increased because the life insurance industry is consolidating, with larger, more effective organizations emerging from consolidation. Furthermore, mutual insurance companies are converting to stock ownership, which should give them greater access to capital markets, resulting in greater competition with respect to corporate finance as well. Additionally, legislation became effective in 2000 permitting commercial banks, insurance companies and investment banks to combine. This law permits, for instance, a commercial bank to acquire or form an insurance company. These factors increased competitive pressures in general. Because of our limited nature of domestic marketing activities, we have no readily identifiable domestic competitors.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Home Service Security Plan faces competition in Louisiana with a handful of other companies who specialize in home service distribution of insurance. Competitors include Presidential Life Insurance Company, Monumental Life Insurance Company and Union National Life Insurance Company. Security Plan also competes indirectly with other domestic life insurance companies operating in Louisiana.
Employees
We have 170 administrative, underwriting and operations employees, including our management, and we have approximately 320 employee/agents who work exclusively for Security Plan. We consider our employee relationships to be good.
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
The purpose of the laws and regulations that affect our insurance business is primarily to protect our insureds and not our stockholders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations.
In addition, insurance regulatory authorities (including state law enforcement agencies and attorneys general) periodically make inquiries and regularly conduct examinations regarding compliance by us and our subsidiaries with insurance, and other laws and regulations regarding the conduct of our insurance businesses. We cooperate with such inquiries and examinations and take corrective action when warranted.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Many of our independent agents also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or to distribute our products.
At the present time, our insurance subsidiaries are collectively licensed to transact business in 28 states. We have insurance subsidiaries domiciled in the states of Colorado, Louisiana and Texas.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Financial examinations
As part of their regulatory oversight process, insurance departments in U.S. jurisdictions also conduct periodic detailed examinations of the books, records, accounts and financial practices of insurers domiciled in their jurisdictions. These examinations generally are conducted in cooperation with the insurance departments of two or three other states or jurisdictions, representing each of the NAIC zones, under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). In the three-year period ended December 31, 2006, we have not received any material adverse findings resulting from any insurance department examinations of our U.S. insurance subsidiaries. CICA, Security Plan and SPFIC are scheduled to be examined in early 2007. CNLIC was examined during 2006.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Aggregate assessments levied against our U.S. insurance subsidiaries were immaterial for the years ended December 31, 2006, 2005 and 2004. Although the amount and timing of future assessments are not predictable, we have established liabilities for guaranty fund assessments that we consider adequate for assessments with respect to insurers that currently are subject to insolvency proceedings.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Under laws adopted by individual states, insurers having less total adjusted capital (generally, as defined by the NAIC) than that required by the relevant RBC formula will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The RBC laws provide for four levels of regulatory action. The extent of regulatory intervention and action increases as the ratio of total adjusted capital to RBC falls. The first level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the regulator if total adjusted capital falls below 200% of the RBC amount (or below 250%, when the insurer has a “negative trend” as defined under the RBC laws). The second level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if total adjusted capital falls below 150% of the RBC amount. The third level, the Authorized Control Level, authorizes the relevant insurance commissioner to take whatever regulatory actions considered necessary to protect the best interests of the policyholders and creditors of the insurer, which may include the actions necessary to cause the insurer to be placed under regulatory control, i.e., rehabilitation or liquidation, if total adjusted capital falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level, which requires the relevant insurance commissioner to place the insurer under regulatory control if total adjusted capital falls below 70% of the RBC amount. The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. At December 31, 2006, all of our insurance subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed RBC action level.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Federal initiatives
Although the federal government generally does not directly regulate the insurance business, federal initiatives often and increasingly have an impact on the business in a variety of ways. There have been recent calls by insurer and broker trade associations for optional federal chartering of insurance companies, similar to the federal chartering of banks in the United States, which would include various forms of direct federal regulation of insurance. From time to time, federal measures are proposed which may significantly affect the insurance business, including limitations on antitrust immunity, tax incentives for lifetime annuity payouts, simplification bills affecting tax-advantaged or tax-exempt savings and retirement vehicles, and proposals to modify or make permanent the estate tax repeal enacted in 2001. These proposals have included “The Federal Insurance Consumer Protection Act of 2003” and “The State Modernization and Regulatory Transparency Act” or “SMART Act.” The Federal Insurance Consumer Protection Act of 2003 would have established comprehensive and exclusive federal regulation over all “interstate insurers,” including all life insurers selling in more than one state. This proposed legislation was not enacted. The SMART Act would maintain state-based regulation of insurance but would change the way that states regulate certain aspects of the business of insurance including rates, agent and company licensing, and market conduct examinations. The U.S. House of Representatives Financial Services Committee recently held hearings on the draft of the SMART Act that has been proposed for discussion; however, the proposed legislation remains pending. Rather than providing for the option of federal chartering, the SMART Act would establish minimum requirements for certain specified areas of state regulation of insurance, including surplus lines laws. These minimum requirements are largely, but not completely, based on NAIC model laws and regulations. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if adopted, such laws may have on our business, financial condition or results of operation.
Changes in tax laws
Changes in tax laws could make some of our products less attractive to consumers. For example, the gradual repeal of the federal estate tax, begun in 2001, is continuing to be phased in through 2010. The repeal and continuing uncertainty created by the repeal of the federal estate tax has resulted in reduced sales, and could continue to adversely affect sales and surrenders, of some of our insurance policies. In May 2003, President Bush signed into law the Jobs and Growth Tax Relief Reconciliation Act of 2003, which lowered the federal income tax rate on capital gains and certain ordinary dividends. These and other possible reductions in the federal income tax that investors are required to pay on long-term capital gains and dividends paid on stock may provide an incentive for some of our customers and potential customers to shift assets away from some insurance company products, including life insurance and annuities, designed to defer taxes payable on investment returns. A shift away from life insurance and annuity contracts and other tax-

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
deferred products could reduce our revenue from sales of these products, as well as the assets upon which we earn investment income. On the other hand, individual income tax rates are scheduled to revert to previous levels in 2010, and that could have a positive influence on the interest of investors in our products. Similarly, the 2008 expiration of favorable income tax rates for dividend income could increase interest in our products. We cannot predict whether any tax legislation impacting insurance products will be enacted, what the specific terms of any such legislation will be or whether, if at all, any legislation would have a material adverse effect on our financial condition and results of operations.
Other Laws and Regulations
USA Patriot Act
The USA Patriot Act of 2001, or the Patriot Act, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker / dealers and other financial services companies including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain similar provisions. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, require the implementation and maintenance of internal practices, procedures and controls. On March 9, 2006, the President signed the USA Patriot Improvement and Reauthorization Act, which extended and modified the original act. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the Patriot Act.
The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001
The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”), a part of the Patriot Act, authorizes the U.S. Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks and other financial institutions to enhance record keeping and reporting requirements for certain financial transactions that are of primary money laundering concern. Among its other provisions, IMLAFATA requires each financial institution to: (a) establish an anti-money laundering program; (b) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving individuals and certain foreign banks; and (c) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The Treasury Department’s regulations implementing IMLAFATA mandate that federally-insured banks and other financial institutions establish customer identification programs designed to verify the identity of persons opening new accounts, maintain the records used for verification, and determine whether the person appears on any list of known or suspected terrorists or terrorist organizations.
The Bank Secrecy Act of 1970
In 1970, Congress passed the Currency and Foreign Transactions Reporting Act, otherwise known as the Bank Secrecy Act (the “BSA”), to require financial institutions to maintain certain records and to report certain transactions to prevent such institutions from being used to hide money derived from criminal activity and tax evasion. The BSA was designed to help identify the source, volume and movement of currency and other monetary instruments into and out of the United States in order to help detect and prevent money laundering connected with drug trafficking, terrorism and other criminal activities. The primary tool used to implement BSA requirements is the filing of Suspicious Activity Reports. Although the federal regulations for the BSA do not specifically refer to insurance companies, the definition of financial institution is broad enough to include insurance companies. The BSA establishes, among other things, (a) record keeping requirements to assist government enforcement agencies in tracing financial transactions and flow of funds; (b) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies in detecting patterns of criminal activity; (c) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the BSA and its implementing regulations; and (d) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts. The BSA requires that all covered financial institutions develop and provide for the continued administration of a program reasonably designed to assure and monitor compliance with certain recordkeeping and reporting requirements regarding both domestic and international currency transactions. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate personnel training.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
information and the electronic transmission of such information. Congress and state legislatures are expected to consider additional legislation relating to privacy and other aspects of consumer information.
The Terrorism Risk Insurance Act
On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was enacted to ensure the availability of insurance coverage for terrorist acts in the U.S. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the U.S. or to U.S. flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 90% of insured losses resulting from covered acts of terrorism, subject to a premium-based deductible. Any existing policy exclusions for such coverage were immediately nullified by the law, although such exclusions may be reinstated if either the insured consents to reinstatement or fails to pay any applicable increase in premium resulting from the additional coverage within 30 days of being notified of such an increase. It should be noted that an “act of terrorism” as defined by the law excludes purely domestic terrorism. For an act of terrorism to have occurred, the U.S. Secretary of the Treasury must make several findings, including that the act was committed on behalf of a foreign person or foreign interest.
The Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005, or TRIA, provides insurers with federally funded reinsurance for “acts of terrorism.” TRIA also requires insurers to make coverage for “acts of terrorism” available in certain commercial property / casualty insurance policies and to comply with various other provisions of TRIA. For applicable policies in force on or after November 26, 2002, we are required to provide coverage for losses arising from acts of terrorism as defined by TRIA on terms and in amounts that may not differ materially from other policy coverages. To be covered under TRIA, aggregate industry losses from a terrorist act must exceed $50 million in 2006 and $100 million in 2007, the act must be perpetrated within the U.S. or in certain instances outside of the U.S. on behalf of a foreign person or interest and the U.S. Secretary of the Treasury must certify that the act is covered under the program.
The federal reinsurance assistance under TRIA is scheduled to expire on December 31, 2007 unless Congress decides to further extend it. We cannot predict whether or when another extension may be enacted or what the final terms of such legislation would be. While the provisions of TRIA and the purchase of terrorism coverage described above mitigate our exposure in the event of a large scale terrorist attack, our effective deductible is significant. Regardless of TRIA, some state insurance regulators do not permit terrorism exclusions for various coverages or causes of loss.
The Terrorism Risk Insurance Act of 2002 required the U.S. Secretary of the Treasury to conduct an expedited study as to whether or not group life insurance should be covered under the law. Based on the study, the Secretary concluded that inclusion of group life insurance was not appropriate. Given that our property and casualty insurance products primarily cover personal residences and personal property, we do not believe our property and casualty exposure to terrorist acts to be significant.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
OFAC
The Treasury Department’s Office of Foreign Asset Control, or OFAC, maintains various economic sanctions regulations against certain foreign countries and groups and prohibits “U.S. Persons” from engaging in certain transactions with certain persons or entities in or associated with those countries or groups. One key element of these sanctions regulations is a list maintained by the OFAC of “Specifically Designated Nationals and Blocked Persons,” or the SDN List. The SDN List identifies persons and entities that the government believes are associated with terrorists, rogue nations and / or drug traffickers.
OFAC’s regulations, among other things, prohibit insurers and others from doing business with persons or entities on the SDN List. If the insurer finds and confirms a match, the insurer must take steps to block or reject the transaction, notify the affected person and file a report with OFAC. The focus on insurers’ responsibilities with respect to the sanctions regulations compliance has increased significantly since the terrorist attacks of September 11, 2001.
Gramm-Leach-Bliley Act
On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 became law, implementing fundamental changes in the regulation of the financial services industry in the U.S. The Act permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company. Under the Act, national banks retain their existing ability to sell insurance products in some circumstances. In addition, bank holding companies that qualify and elect to be treated as “financial holding companies” may engage in activities, and acquire companies engaged in activities, that are “financial” in nature or “incidental” or “complementary” to such financial activities, including acting as principal, agent or broker in selling life, property and casualty and other forms of insurance, including annuities. A financial holding company can own any kind of insurance company or insurance broker or agent, but its bank subsidiary cannot own the insurance company. Under state law, the financial holding company would need to apply to the insurance commissioner in the insurer’s state of domicile for prior approval of the acquisition of the insurer, and the Act provides that the commissioner, in considering the application, may not discriminate against the financial holding company because it is affiliated with a bank. Under the Act, no state may prevent or interfere with affiliations between banks and insurers, insurance agents or brokers, or the licensing of a bank or affiliate as an insurer or agent or broker. Privacy provisions of the Act became fully effective in 2001. These provisions established consumer protections regarding the security and confidentiality of nonpublic personal information and require us to make full disclosure of our privacy policies to our customers. In 2002, to further facilitate the implementation of the Gramm- Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. A majority of states have adopted similar provisions regarding the safeguarding of nonpublic personal information. We have adopted a privacy policy for safeguarding nonpublic personal information, and follow procedures pertaining to applicable customers to comply with the Gramm-Leach-Bliley Act’s related privacy requirements. We may also be subject to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Environmental considerations
As an owner and operator of real property, we are subject to extensive U.S. federal and state and environmental laws and regulations. Potential environmental liabilities and costs in connection with any required remediation of such properties also is an inherent risk in property ownership and operation. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based upon information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on our business, financial condition or results of operations.
Legislative Developments
There is legislation pending in the U.S. Congress and in various states designed to provide additional privacy protections to consumer customers of financial institutions. These statutes, as well as the Fair Credit Reporting Act, and similar legislation and regulations in the U.S. or other jurisdictions could affect our ability to market our products or otherwise limit the nature or scope of our insurance operations.
The NAIC and several states have been reviewing statutes and regulations dealing with small face amount life insurance policies. Some initiatives that have been raised at the NAIC include further disclosure for small face amount policies and restrictions on premium to benefit ratios. The NAIC is also studying other issues such as “suitability” of insurance products for certain customers. This may have an effect on our home service pre-funded funeral insurance business. Suitability requirements such as a customer assets and needs worksheet could extend and complicate the sale of pre-funded funeral insurance products.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Approximately 67% of our consolidated revenues in 2006 were from our Life Insurance segment, which is predominantly international business. If economic or political crises were to occur in any of the countries where our foreign policyowners reside, our revenues would likely decline. For example, Argentina underwent a severe financial economic recession in the early 2000’s. As a result, our lapse rates relating to insureds residing there increased significantly and our new insurance business generated there declined dramatically. Also, foreign expropriation laws could adversely affect our revenues by imposing restrictions on fund transfers outside of a country where our insureds reside. In addition, a country could decide that we are subject to their insurance, securities and other regulation, or that we are required to maintain assets in that country as a part of our operations. Such actions would require us to reevaluate our existing products, including the cessation of accepting new applications from residents of that country. Our revenues from nationals of that country would likely be reduced significantly. While our management has over 30 years of experience in writing life insurance policies for residents of foreign countries without any significant regulatory action or any significant adverse expropriation controls relating to our insureds, there can be no assurance that such situations will not occur and that our revenues will not be affected adversely. We have not obtained any opinion of counsel addressing whether we may be required to qualify to do business or become licensed as an insurance company in, or the applicability of any securities laws of, any foreign country to our operations or to that of foreign trusts who hold our Class A common stock for our policyholders, nor have we sought or obtained any order of any foreign regulatory body relating to these issues.
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
On an ongoing basis we evaluate possible acquisition transactions and, at any given time, we may be engaged in discussions with respect to possible acquisitions. While our business model is not dependent primarily upon acquisitions, the time frame for achieving or further improving our market positions can be significantly shortened through acquisitions. There can be no assurance that suitable acquisitions presenting opportunities for continued growth and operating efficiencies will continue to be available to us, or that we will realize the anticipated financial results from acquisitions. Our failure to address adequately these acquisition risks may materially adversely affect our results of operations and financial condition.
We may be unable to integrate our acquisitions on an economic basis, and the process of integrating companies we acquire could have a material adverse effect on our results of operations and financial condition. Implementation of an acquisition strategy could entail a number of risks, including among other things:

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
•	inaccurate assessment of undisclosed liabilities and policyholder reserves;

•	difficulties in realizing projected efficiencies, synergies and cost savings;

•	failure to achieve anticipated revenues, earnings or cash flow;

•	an increase in indebtedness and a limitation in our ability to access additional capital when needed; and

•	adverse changes in the economies of geographic regions in which the businesses of our acquisitions are concentrated, due to natural disasters, changing population demographics, governmental actions and other causes.
For example, virtually all of the premium income of Security Plan, from which we obtained premium revenues of approximately $38 million in 2006, is generated in Louisiana. Premium income for Security Plan for the fourth quarter of 2005, following the two hurricanes that hit Louisiana in 2005, totaled $9.2 million compared to $9.6 million in the fourth quarter of 2004. As with other geographic areas in the United States in which the business operations of our acquisitions are located, Louisiana could again experience natural disasters, such as hurricanes and flooding. A large-scale natural disaster such as this would be expected to have an adverse effect on the economy of that area, which in turn could result in a material adverse effect on our premium income from Security Plan.
Sales of our products may be reduced if we are unable to attract and retain marketing representatives or develop and maintain distribution sources.
We distribute our insurance products through a variety of distribution channels, including independent marketing consultants, employee agents and third-party marketing organizations.
Our relationships with these persons are significant both for our revenues and profits. In our Life Insurance segment, we depend in large part on the services of independent marketers and marketing consultants. In our Home Service segment, we depend on employee agents whose role in our distribution process is critical, in particular to develop and maintain client relationships. Strong competition exists among insurers to form relationships with marketers of demonstrated ability. We compete with other insurers for representatives and consultants primarily on the basis of our compensation and support services. Any diminishment in our inability to attract and retain effective sales representatives could materially adversely affect our results of operations and financial condition.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Our actual claims losses may exceed our reserves for claims that may require us to establish additional reserves, which in turn may materially reduce our earnings, profitability and capital.
We maintain reserves to cover our estimated exposure for claims relating to our issued insurance policies. Reserves, whether calculated under accounting principles generally accepted in the United States (“U.S. GAAP”) or statutory accounting principles (“SAP”), do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections, of what we expect claims will be based on mortality assumptions that are determined by various regulatory entities. Many reserve assumptions are not directly quantifiable, particularly on a prospective basis. In addition, when we acquire other domestic life insurance companies, our assessment of the adequacy of acquired policy liabilities is subject to our estimates and assumptions. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in our statements of operations of the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves and have a material adverse effect on our results of operations and financial condition. Future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made. For example, SPFIC was negatively impacted by the 2005 hurricanes in Louisiana. Through December 31, 2006, losses in excess of reinsurance amounted to more than $4.1 million, resulting in Security Plan infusing $4.0 million of additional capital into SPFIC.
Our investment portfolio is subject to several risks that may diminish the value of our invested assets and negatively affect profitability.
Our investment portfolio may suffer reduced returns or losses that could reduce our profitability.
Investment returns are an important part of our overall profitability and significant fluctuations in the fixed income market could impair our profitability, financial condition and cash flows. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. If we do not structure our investment portfolio so that it is appropriately matched with our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. For the year ended December 31, 2006, our net investment income was $27.0 million and our net

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
realized gains on investments were $1.3 million, which collectively accounted for 17.9% of our total revenues during the year. For the year ended December 31, 2005, our net investment income was $23.6 million and our net realized gains on investments were $419,000, which collectively accounted for 16.9% of our total revenues during such period. For the year ended December 31, 2004, our net investment income was $17.0 million and our net realized gains on investments were $389,000, which collectively accounted for 17.4% of our total revenues during such period.
The performance of our investment portfolio is subject to fluctuations due to changes in interest rates and market conditions.
Changes in interest rates can negatively affect the performance of most of our investments. Interest rate volatility can reduce unrealized gains or create unrealized losses in our portfolios. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Fluctuations in interest rates affect our returns on, and the fair value of, fixed maturity investments, which comprised $488.3 million, or 94.8%, of the carrying value of our total investments as of December 31, 2006.
The fair value of the fixed maturity securities in our portfolio and the investment income from these securities fluctuate depending on general economic and market conditions. Fair value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates.
In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. A significant portion of our investment portfolio is subject to prepayment risks. These investments were 9.8% and 10.6% of our investment portfolio assets at December 31, 2006 and 2005, respectively.
Because all of our fixed maturity securities are classified as available for sale, changes in the fair value of these securities are reflected in our assets and in stockholders’ equity. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations affect the carrying value of our investments and could materially adversely affect our financial condition.
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
We are subject to credit risk in our investment portfolio, primarily from our investments in corporate bonds, including bonds of U.S. Government-sponsored entities. If third parties that owe amounts to us for bonds or other obligations were to default in the payment or

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
performance of their obligations, this could reduce our investment income and realized investment gains or result in investment losses. Further, the value of any particular fixed maturity security is subject to impairment based on the creditworthiness of a given issuer. As of December 31, 2006, we held $328.2 million in bonds of U.S. Government-sponsored enterprises. A significant increase in defaults and impairments on our fixed maturity securities portfolio could materially adversely affect our results of operations and financial condition.
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
We regularly review DAC and CCR quality to determine if they are recoverable from future income. If these costs are not recoverable, they are charged to expenses in the financial period in which we make this determination. For example, if we determine that we are unable to recover DAC from profits, or if withdrawals or surrender charges associated with early withdrawals do not fully offset the unamortized acquisition costs related to that line of business, we would be required to recognize the additional DAC amortization as a current-period expense.
At December 31, 2006, we had $87.0 million of such deferred policy acquisition costs. These costs are amortized primarily over the estimated premium paying period of the related policies in proportion to the ratio of the annual premium recognized to the total premium revenue anticipated, using the same assumptions as were used in computing liabilities for future policy benefits. Excess policy lapses, however, would cause the immediate expensing or amortizing of deferred policy acquisition costs, which would adversely affect our profitability.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
At December 31, 2006, we had $34.8 million of cost of customer relationships acquired. We amortized $3.6 million of cost of customer relationships acquired in 2006. These amounts are amortized over the estimated premium paying period or based on in force amounts for paid-up policies.
We may be required to recognize impairment in the value of our excess of cost over net assets acquired that would increase our expenses and reduce our profitability.
Excess of cost over net assets acquired, or “goodwill”, represents the excess of the amount paid to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition. Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the “reporting unit” level, which is either an operating segment or a business one level below the operating segment. Goodwill is impaired if its carrying value exceeds its implied fair value. This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate of return than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units. If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense. The Company performed assessments of whether there was an indication that goodwill was impaired on December 31, 2006 and wrote off $1.0 million of goodwill in 2006.
Loss of the services of our senior management team would likely hinder development of our operating and marketing programs and our strategy for expanding our business.
We rely on the active participation of our Chairman of the Board and Chief Executive Officer, Harold E. Riley (age 78), our Vice Chairman of the Board, Rick D. Riley (age 53), and our President, Mark A. Oliver (age 48), in connection with the development and execution of operating and marketing plans and strategy for expanding our business. We anticipate that their expertise will continue to be of substantial value in connection with our operations. The loss of the services of one of these individuals would likely have a significant adverse effect on us in these respects. We do not have an employment agreement with any of these persons nor do we carry a key-man insurance policy on any of their lives. In addition, our only credit agreement with a bank for up to $75 million in borrowing capacity provides that an event of default will occur in the event any of Messrs. Harold E. Riley, Rick D. Riley or Mark A. Oliver is not employed by us.
We are a defendant in lawsuits, which may adversely affect our financial condition and detract from our management’s time.
We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court, and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, and oral arguments occurred on October 21, 2004. On March 2, 2007, the Texas Supreme Court reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. The suit alleges that certain life insurance policies that we made available by our primary life insurance

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
subsidiary to non-U.S. residents, when combined with a policy feature that allows policy dividends to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We intend to continue to pursue a vigorous defense in any remaining proceeding. However, we expect financial exposure to us, if any, would be significantly less than had the purported class not been decertified.
We are also a party to various legal proceedings incidental to our business. We have been named as a defendant in various legal actions, including one lawsuit pursuing class certification filed in the United States District Court, Eastern District of Louisiana, on August 28, 2006, styled Abadie, et al v. Aegis Security Insurance Co., et al, seeking payments for claims denied by Security Plan Fire Insurance Company (“SPFIC”) and other declaratory relief relevant to Hurricane Katrina. All property and casualty insurers in Louisiana were named in this lawsuit. On November 27, 2006, the trial court judge concluded that the flood exclusions contained in most, if not all, of the property and casualty insurance policies were ambiguous whether the exclusions pertained to flooding resulting from the negligence of third parties. As a result, the trial court judge concluded that the policies will provide coverage for all flooding resulting from the negligence of third parties. The trial court judge immediately certified his opinion for appeal. It is presently unknown whether the U.S. Court of Appeals for the Fifth Circuit will accept the appeal and, if so, what the briefing schedule will be for a resolution of this appeal. However, we assert, among other things, that the SPFIC policies’ flood exclusion language should apply. We intend to vigorously defend the applicable flood exclusion language and defend against the proposed class certification. In the event of an adverse outcome, especially with regard to (a) whether the flooding is covered by the SPFIC policies and (b) whether this litigation is appropriate for class certification, the potential exposure to SPFIC, while not at this time quantifiable, could be substantial. Reserves for claims payable are based on the expected claim amount to be paid after a case-by-case review of the facts and circumstances relating to each claim. A contingency exists with regard to these reserves until the claims are adjudicated and paid.
Litigation, such as the matters described above, also can require significant amounts of time of our management that would otherwise be devoted to our business.
Our business is subject to risks related to litigation and regulatory actions.
In addition to the other legal proceedings as described above, we may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to:
•	other possible disputes relating to the overseas trusts that hold our Class A common stock on behalf of CICA policyholders. We also could face claims in foreign countries relating to noncompliance with their securities laws in connection with policyholders who participate in a non-U.S. trust and who beneficially own our Class A common stock. We cannot, for example, ensure that our foreign sales associates are in compliance with foreign securities and

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
insurance laws, as we do not have oversight over such persons. The estimation of any liabilities from any possible claims would be difficult to determine;
•	disputes over insurance coverage or claims adjudication;
•	disputes regarding sales practices, disclosures or absence of disclosures in connection with the offer and sale of our insurance policies and the option available to policyholders to assign dividends to a non-U.S. trust for the purpose of accumulating our Class A common stock;
•	regulatory compliance with insurance and securities laws in the United States and in foreign countries;
•	disputes with our consultants or employee agents over compensation and termination of contracts and related claims;

•	disputes regarding our tax liabilities; and

•	disputes relating to businesses acquired by us.
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
We compete with more than 1,000 other life insurance companies of various sizes in the U.S. The life insurance business is highly competitive, in part because it is a mature industry in the U.S. that, in recent years, has experienced little to no growth in life insurance sales. Competition has also increased because the life insurance industry is consolidating, with larger, more efficient organizations emerging from consolidation. Furthermore, mutual insurance companies are converting to stock ownership, which should give them greater access to capital markets, resulting in greater competition with respect to

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
corporate finance as well. Additionally, legislation became effective in 2000 permitting commercial banks, insurance companies and investment banks to combine. This law permits, for instance, a commercial bank to acquire or form an insurance company. We believe these factors have increased competitive pressures in general.
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
Our international marketing plan stresses making available U.S. Dollar-denominated life insurance products to significant net worth individuals residing around the world. New competition could also cause the supply of insurance to change, which could affect our ability to price our products at attractive rates and thereby adversely affect our underwriting results. Although there are some impediments facing potential competitors who wish to enter the markets we serve, the entry of new competitors into our markets can occur, affording our customers significant flexibility in moving to other insurance providers. We experience competition primarily from the following sources around the world:
•	Locally operated companies with local currency policies. We compete with companies formed and operated in the country in which our foreign insureds reside. Generally, these companies are subject to risks of currency fluctuations, and use mortality tables based on experience of the local population as a whole. These mortality tables are typically based on significantly shorter life spans than those we use. Also, as a result of the foregoing factors, the statistical cost of insurance for these companies tends to be higher than ours. However, they hold their assets in local currencies, which may be preferable to some potential customers.
•	Companies foreign to the countries in which policies are sold but that issue local currency policies. Another group of our competitors consists of

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
companies that are foreign to the countries in which the policies are sold but use the local currencies of those countries. Local currency policies provide the benefit of assets located in the country of foreign residents but entail risks of uncertainty due to local currency fluctuations as well as the perceived instability and weakness of local currencies. We have observed that local currency policies, whether issued by foreign or locally operated companies, tend to focus on universal life insurance and annuities instead of whole life insurance as we do.
•	Foreign operated companies with U.S. Dollar policies. We also face direct competition from companies that operate in the same manner as we do. We compete using our history of performance and our products.

Competitors in our international markets include National Western Life Insurance Company, Best Meridian Insurance Company and to a lesser extent, Pan American Life Insurance Company and American International Group. There can be no assurances that competition from the above companies will not adversely affect our business.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
We do not have any assets or employees in foreign countries. In connection with business from foreign countries, we only accept applications at our executive office in Austin, Texas. In addition, we require premium payments to be in U.S. Dollars, which may include checks drawn on U.S. banks. As a result, we have not been subject to regulation in the foreign countries from which we receive applications for insurance. Although we provide insurance to foreign nationals, independent associates and marketing consulting firms, rather than our employees, submit the applications. In addition, we do not at present ensure that our independent sales associates certify as to compliance with foreign securities laws in connection with the ability of foreign nationals to assign policy dividends to a U.S. stock investment plan for the purpose of accumulating our Class A common stock. We are unable to predict whether foreign regulation will be asserted or implemented in the future. If this were to happen, and we were to agree to submit to such regulation, we would expect to devote significant amounts of time and incur substantial ongoing expenses in complying with any foreign regulation imposed on us. We have not sought or obtained any opinion of counsel addressing whether we may be required to qualify to do business or become licensed as an insurer in any foreign country, or whether the above trust arrangements are subject to foreign securities laws, nor have we sought or obtained any order or declaration of any foreign regulatory authority or court relating to these issues.
Changes in U.S. regulation may reduce our profitability and limit our prospective growth.
State insurance regulators and the National Association of Insurance Commissioners (NAIC), regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and, thus, could adversely affect our financial condition and results of operations.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Changes in laws and regulations that apply to us and our marketing representatives may materially increase our expense of doing business, thus having an adverse effect on our financial condition and results of operations.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
For the majority of our business, we retain only the first $100,000 of risk on any one life and cede the remaining risk to our reinsurers, with the remainder of our policies having lower levels of retained risk. In 2006, we reinsured $259 million of face amount of our life insurance policies, and in 2005 we reinsured $222 million of face amount of our life insurance policies. Amounts reinsured in 2006 and 2005 represented 5.6% and 5.2%, respectively, of the face amount of life insurance in effect in those years. Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance. If the cost of reinsurance were to increase with respect to policies for which we have guaranteed the rates to our insureds, we could be adversely affected.
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
We must maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. Our failure to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our results of operations and financial condition. If we do not maintain adequate systems we could experience adverse consequences, including:
•	inadequate information on which to base pricing, underwriting and reserve decisions;

•	the loss of existing customers;

•	difficulty in attracting new customers;

•	customer and marketer disputes;

•	regulatory problems, such as failure to meet prompt payment obligations;

•	litigation exposure; or

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
•	increases in administrative expenses.
In addition, our management information, internal control and financial reporting systems may need further enhancements and development to satisfy the financial and other reporting requirements of being a public company. There is a risk that we may not be able to adequately upgrade and improve our information systems on an ongoing basis, which could have an adverse effect on our business.
To the extent that we fail to maintain our current system of internal controls to an effective level with regard to material weaknesses we may identify, there is a risk that we may not be able to report our financial results accurately. As a result, our business could be harmed, and current and potential investors could lose confidence in our financial reporting, which could have a negative effect on the trading price of our securities.
Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. If we are unable to provide reliable financial reports or prevent fraud, our operating results and the market value of our securities could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.
As discussed in our 2005 Annual Report on Form 10-K, we concluded that we had remediated all previously identified material weaknesses in our disclosure and financial reporting controls. However, as discussed in Item 4 of our September 30, 2006 Quarterly Report on Form 10-Q, during the course of preparing the financial statements for that report, we discovered cumulative misstatements of $3.1 million that were attributed to periods prior to December 31, 2004. As we discussed, we have made adjustments to our accounts as of December 31, 2006, in accordance with recent guidance from the SEC as set forth in Staff Accounting Bulletins 99 and 108, concerning the process of quantifying and reporting financial statement misstatements. Based on the accounting treatment allowed under Staff Accounting Bulletin 108 after applying a dual method to evaluate the materiality of misstatements, the net adjustment was recorded by increasing our retained deficit as of January 1, 2006 and making corresponding adjustments to multiple balance sheet accounts.
We have determined that not identifying and quantifying these misstatements on a timely basis was indicative of a material weakness in our disclosure controls and controls over financial reporting. Although, as discussed in our 2005 Form 10-K, we made substantial improvements to previously identified weaknesses, we did not implement sufficient procedures for the timely review of supporting work papers and documentation for prior accounting periods, where the effects of prior misstatements could materially affect the financial statements for subsequent reporting periods. These processes should have included not only a review of these materials, but also adequate analyses to assure that the accounting treatment conformed with U.S. GAAP.
Although numerous actions were taken during the fourth quarter of 2006 to strengthen existing controls and implement additional controls with respect to the above material weakness, the material weakness still existed at December 31, 2006 relating to the financial

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
statement close process. This resulted from inadequate support and resources at appropriate levels within the finance and accounting organization to enable the timely review of supporting workpapers for the prior and current accounting periods and to prevent and detect misapplications of U.S. GAAP.
We have devoted significant resources to remediate and improve our internal controls, and we have been monitoring the effectiveness of our improved procedures. We also intend to continue reviewing our procedures and implementing further improvements or changes to our internal control procedures as necessary or warranted. However, we cannot be certain that these measures will ensure the continued adequacy of our controls over our financial processes and reporting in the future, or that there are no additional, existing, but as yet undiscovered, weaknesses that we need to address.
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
We have, and maintain, a written information security program with appropriate administrative, technical and physical safeguards to protect such confidential information. If we do not comply with privacy regulations and protect confidential information, we could experience adverse consequences, including regulatory problems, loss of reputation and litigation.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
As a holding company whose principal assets are the capital stock of our subsidiaries, we will rely primarily on statutorily permissible payments from our subsidiaries to meet our obligations for payment of corporate expenses. The ability of our subsidiaries to make payments to us and to make other payments in the future will depend on their statutory surplus (which is the excess of assets over liabilities as determined in accordance with statutory accounting principles set by state insurance regulatory authorities), future

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
statutory earnings (which are earnings as determined in accordance with statutory accounting principles) and regulatory restrictions. Except to the extent that we are a creditor with recognized claims against our subsidiaries, claims of our subsidiaries’ creditors, including policyholders, have priority with respect to the assets and earnings of the subsidiaries over the claims of our creditors. If any of our subsidiaries becomes insolvent, liquidates or otherwise reorganizes, our creditors and shareholders will have no right to proceed against the assets of that subsidiary or to cause the liquidation, bankruptcy or winding-up of the subsidiary under applicable liquidation, bankruptcy or winding-up laws.
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
It is difficult for our minority shareholders to elect any of our directors or otherwise exert influence over our business. Our outstanding Class B common stock elects a simple majority of our board of directors. All of the Class B common stock is owned indirectly by Harold E. Riley, Chairman of the Board and Chief Executive Officer, through the Harold E. Riley Trust. Additionally, Mr. Riley is the largest Class A shareholder. Therefore, Mr. Riley has virtually complete control over significant corporate transactions. These factors would also make it more difficult and time consuming for a third party to acquire control of, or to change, our board of directors.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
State insurance laws generally require prior approval of a change in control of an insurance company. Generally, such laws provide that control over an insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the insurer. In considering an application to acquire control of an insurer, an insurance commissioner generally will consider such factors as the experience, competence and financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquirer’s plans for the management and operation of the insurer, and any anti- competitive results that may arise from the acquisition. In addition, a person seeking to acquire control of an insurance company is required in some states to make filings prior to completing an acquisition if the acquirer and the target insurance company and their affiliates have sufficiently large market shares in particular lines of insurance in those states. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
There were 43,425,524 shares of our Class A common stock outstanding as of December 31, 2006.
The outstanding shares of our Series A-1 Convertible Preferred Stock were convertible, at December 31, 2006, into 1,974,724 shares of Class A common stock at a conversion price of $6.33 per share. Although we have no present plans to do so, if we were to increase the Series A-1 Preferred Stock issue size from its existing $12.5 million up to a maximum of $25 million, then an additional 1,974,724 shares of our Class A common stock may be issuable upon conversion of those preferred shares. The Series A-2 Preferred can be converted into an aggregate number of shares based on a variable defined price.
The Series A-1 and A-2 Preferred stock is mandatorily redeemable in 2009. Both may also become redeemable at the option of the holder if certain conditions exist, as described below. Under either scenario the shares may be redeemed in cash or shares of Class A common stock depending on the circumstances. If redeemed in stock, the redemption price is based on a defined formula.
The unit warrants, which were also issued on July 12, 2004, entitled the investors to purchase from the Company up to $5 million of Series A-2 Convertible Preferred Stock. Three of the four investors exercised their unit warrants, for an exercise price of $3.75 million, before the unit warrants expired in October 2005. The three issuances of Series A-2 Preferred Stock are convertible into Class A common stock at conversion prices equal to 110% of the average market closing prices of the Class A common stock for the 30 trading days before the respective dates of issuance of the Series A-2 Preferred Stock to the three investors.
The conversion, exercise and redemption prices set forth in this and the two following risk factors, along with the numbers of shares and warrants, except as otherwise provided in the amendment to our articles of incorporation establishing the Series A Preferred Stock, have been adjusted for the respective stock dividends paid December 31, 2004 and December 30, 2005. For further discussion concerning the Series A Preferred Stock, see Notes 1(i) and 8 of the Notes to Consolidated Financial Statements.
The three investors exercised their unit warrants in July, September and October 2005. Upon exercise, these three investors each acquired 1,338 shares of Series A-2 Preferred Stock, together totaling 4,014 shares. In addition, in connection with their unit warrant exercises, the three investors received additional warrants to purchase a total of 151,351 shares of Class A common stock at exercise prices ranging from $6.72 to $7.99 per share. The Series A-2 Preferred Stock is convertible into Class A common stock at prices ranging from $6.11 to $7.26 per common share. The conversion prices per common share could be reduced below these amounts if our Class A common stock trading price declines, therefore, increasing the number of Class A common stock shares we would be required to issue.
In connection with the issuance of Series A-1 Preferred Stock and associated warrants in July 2004, the finders with respect to these transactions received, as part of the finders’ compensation, warrants to purchase 98,835 shares of Series A common stock at an exercise price of $6.95 per share. In connection with the issuances of Series A-2 Preferred Stock and associated warrants in 2005, the finders received, as part of the finders’ compensation, warrants to purchase 27,525 shares of Class A common stock at exercise prices ranging from $6.72 to $7.99.
Holders of the Series A Preferred Stock receive a 4% annual dividend that is payable by issuing Class A common stock. To date, we have paid all of these dividends by issuing our Class A common stock, and we intend to do so assuming we meet the conditions for issuance. Furthermore, we could be obligated to issue a significant number of shares of

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Class A common stock if the Series A Preferred Stock and warrants noted above are exercised and converted.
In addition, members of our management and other affiliates owned approximately 5,793,000 shares of our Class A common stock, representing 13.3% of our outstanding Class A common stock as of December 31, 2006. Sale of a substantial number of the shares described above would likely have a significant negative affect on the market price of our Class A common stock.
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
In July 2004, we completed the private placement to four institutional investors of (a) an aggregate of 25,000 shares of our Series A-1 Senior Convertible Preferred Stock, and (b) seven-year warrants to purchase up to an aggregate of 543,790 shares of our Class A common stock at an exercise price of $6.95 per share. In addition, Series A-2 Preferred stock and additional warrants were issued upon the exercise, by three of the four institutional investors, of their unit warrants as discussed in the immediately foregoing risk factor. Provisions of the currently outstanding Series A Preferred Stock may require us to obtain the approval of the holders of such shares, or otherwise trigger rights of first refusal or payment provisions, to (a) incur debt or allow liens on our property, other than certain permitted debt and liens, (b) issue or sell additional shares of our Class A common stock, (c) amend our articles of incorporation so as to affect adversely any rights of the preferred shareholders, (d) authorize or create a new class of stock that will be senior or equal to the Series A Preferred Stock in terms of dividends, redemption or distribution of assets, or (e) take certain other actions. For example, we cannot incur debts of greater than $30 million without approval of the holders of the Series A Preferred Stock. These provisions may make it more difficult for us to take certain corporate actions and could delay, discourage or prevent future financings.
Holders of our Series A Preferred Stock may obtain the right to require us to redeem their Series A Preferred Stock and we will be required to redeem any shares of Series A Preferred Stock that remain outstanding on the fifth anniversary of their issuance.
The provisions of the Series A Preferred Stock require that if (i) at any time after the original issue date of the stock, the closing price of our Class A common stock for any 42 trading days, including a period not less than five consecutive trading days, is less than $4.80, or (ii) we issue Class A common stock or common stock equivalents for less than $6.11 per share, then the holders of the Series A Preferred Stock may require us to redeem their shares of Series A Preferred Stock at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
payment and any applicable penalties. The preferred holders’ right to require a redemption has not been triggered under clause (i) or clause (ii) above.
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
We would likely pay the redemption price of any Series A Preferred Stock in shares of our Class A common stock, assuming we met the foregoing criteria. The number of shares of Class A common stock that we would be required to issue to redeem the preferred stock would be determined by dividing the sum of the stated value of $500 per preferred share, plus accrued dividends at 4% per annum (paid quarterly), by the lesser of $6.11 or 95% of the volume weighted average price per share of the common stock for 15 days before the redemption date. The number of additional shares of common stock that we may be required to issue to redeem these shares of Series A Preferred Stock could have a significant dilutive effect on the book value of the shares of Class A common stock held by existing stockholders. However, there are provisions of the Series A Preferred Stock, that could, under certain circumstances, including failure to meet the requirements enumerated above, require us to pay part or all of the redemption price in cash rather than common stock.
Another provision of the Series A Preferred Stock allows the preferred holders to require the Company to repurchase in cash (i) any shares of Series A Preferred Stock still held by the preferred shareholders and (ii) any shares of Class A common stock still held by the preferred shareholders pursuant to the provisions of the Preferred Stock if certain defined “Events” or other conditions occur and are not cured within specified time periods. The Events or other conditions generally consist of the failure to meet requirements such as or similar to those enumerated above during the period that ends on the earlier of (i) the fifth

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
anniversary of the initial registration statement filed to cover the resale of the preferred shareholders’ shares of Class A common stock or (ii) the date when all preferred shareholders’ shares of Class A common stock covered by that registration statement have been sold.
If the preferred shareholders obtain the right to require redemption or repurchase of their shares of stock there can be no assurance that they will not elect to exercise that right. If we are required or elect to redeem shares of the Series A Preferred Stock using cash, we may have to curtail our expansion and acquisition plans. In that event, we would likely try to raise additional capital by issuing new stock, but there can be no assurance that capital will be available on acceptable terms or at all.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own our principal office in Austin, Texas, consisting of an 80,000 square foot office building and approximately one acre of land nearby that contains housing storage facilities. Approximately 50,000 square feet is occupied or reserved for our operations, with the remainder of the building leased to a single tenant under a lease that expired in late 2006. Management has not made a final decision on future plans for the formerly leased space.
We also own a 6,324 square foot funeral home in Baker, Louisiana acquired at a total cost of $527,000. This facility, acquired in a 1995 acquisition, is owned and operated by FHA. In addition, we own other properties in Texas and Louisiana that are incidental to our operations.
Item 3. Legal Proceedings
We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court, and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, and oral arguments occurred on October 21, 2004. On March 2, 2007, the Texas Supreme Court reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. The suit alleges that certain life insurance policies that we made available by our primary life insurance subsidiary to non-U.S. residents, when combined with a policy feature that allows policy dividends to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We intend to continue to pursue a vigorous defense in

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
any remaining proceeding. However, we expect financial exposure to us, if any, would be significantly less than had the purported class not been decertified.
We are also a party to various legal proceedings incidental to our business. We have been named as a defendant in various legal actions, including one lawsuit pursuing class certification filed in the United States District Court, Eastern District of Louisiana, on August 28, 2006, styled Abadie, et al v. Aegis Security Insurance Co., et al, seeking payments for claims denied by Security Plan Fire Insurance Company (“SPFIC”) and other declaratory relief relevant to Hurricane Katrina. All property and casualty insurers in Louisiana were named in this lawsuit. On November 27, 2006, the trial court judge concluded that the flood exclusions contained in most, if not all, of the property and casualty insurance policies were ambiguous whether the exclusions pertained to flooding resulting from the negligence of third parties. As a result, the trial court judge concluded that the policies will provide coverage for all flooding resulting from the negligence of third parties. The trial court judge immediately certified his opinion for appeal. It is presently unknown whether the U.S. Court of Appeals for the Fifth Circuit will accept the appeal and, if so, what the briefing schedule will be for a resolution of this appeal. However, we assert, among other things, that the SPFIC policies’ flood exclusion language should apply. We intend to vigorously defend the applicable flood exclusion language and defend against the proposed class certification. In the event of an adverse outcome, especially with regard to (a) whether the flooding is covered by the SPFIC policies and (b) whether this litigation is appropriate for class certification, the potential exposure to SPFIC, while not at this time quantifiable, could be substantial. Reserves for claims payable are based on the expected claim amount to be paid after a case-by-case review of the facts and circumstances relating to each claim. A contingency exists with regard to these reserves until the claims are adjudicated and paid.
Litigation, such as the matters described above, also can require significant amounts of time of our management that would otherwise be devoted to our business.
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Our Class A common stock is traded on the New York Stock Exchange (NYSE) under the symbol CIA. The quarterly high and low prices per share as reported by the NYSE are shown below. These prices have been adjusted to reflect 7% stock dividends paid in 2004 and 2005.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

	2006		2005
Quarter Ended	High	Low	High	Low
March 31	$5.60	4.78	5.80	5.01
June 30	5.54	4.57	5.79	4.79
September 30	6.04	4.88	6.93	5.70
December 31	6.97	5.60	6.05	4.92
As of December 31, 2006, the approximate number of record owners of our Class A common stock was 50,000. Management estimates the number of beneficial owners to be approximately 125,000.
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
We did not purchase any of our equity securities during any quarter in 2004, 2005 and 2006.
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
Item 6. Selected Financial Data
The table below sets forth, in summary form, selected data of the Company. This data, which is not covered in the report of our independent registered public accounting firm, should be read in conjunction with the consolidated financial statements and notes, which are included elsewhere herein. The net income per share amounts have been adjusted retroactively for all periods presented to reflect the 7% common stock dividends paid on December 31, 2005 and December 31, 2004.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

	Year Ended December 31,
	(In thousands except per share data)
	2006	2005	2004	2003	2002
Total Revenues	$158,059	142,113	99,859	92,060	82,901
Net Income	8,677	7,302	7,732	3,126	4,254
Basic Earnings Per Share	0.16	0.13	0.17	0.08	0.12
Total Assets at December 31	711,184	661,889	661,212	390,093	326,291
Long-term Debt	—	—	30,000	—	—
Total Liabilities	558,690	513,380	520,179	263,066	224,499
Total Stockholders’ Equity	139,611	136,963	135,131	127,027	101,792
Book Value Per Share	3.38	3.33	3.29	3.10	2.76
See Item 1 — Business (a) and (b), and Item 7 — Management’s Discussion and Analysis, for information that may affect the comparability of the financial data contained in the above table.
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
We also offer ordinary life insurance products to middle income American families to individuals in the Midwest and southern U.S., as well as small face property policies in Louisiana. We operate through two segments as follows:
Life Insurance. For the past 30 years, CICA and its predecessors have participated in the foreign marketplace through the issuance of U.S. Dollar-denominated ordinary whole life insurance to foreign nationals. Traditionally, this market has focused on the top 3-5% of the population of a country in terms of income and net worth. In recent years, however, there has been a shift to encompass a broader spectrum of the population, as middle classes develop in South America. We make our insurance products available using third-party marketing organizations and third-party marketing consultants. The number of our producing third-party consultants has expanded over the years in this segment to approximately 2,150, and we presently receive applications from 36 countries outside of the U.S. Historically, the majority of our international business has come from Latin America. However, in 2004 the Pacific Rim began to represent a meaningful and growing source of new business, and in 2006 was the leading source of new premium income.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
In 2006, our Life Insurance segment generated revenue of $105.7 million, which accounted for 66.9% of our total revenue. For the year ended December 31, 2005, this segment produced revenue of $90.6 million or 63.8% of our total revenue, compared to 2004 when it produced approximately $86.5 million or 86.6% of total revenue. The decrease in percentage of total revenue in 2005 compared to 2004 relates to the inclusion of Security Plan’s results for the entire year of 2005, compared to revenues from Security Plan for only the fourth quarter of 2004. Our strategy in operating our Life Insurance segment is to increase new business written through our existing marketers as well as expand the number of countries from which we receive policy applications. Our international business grew at a double-digit pace during 2004 and 2005, and at a near double-digit pace in 2006. New annualized issued and paid premiums from the international market increased by more than 17.9% during 2005 compared to 2004, and increased an additional 9.4% during 2006 compared to 2005. The development of new markets in the Pacific Rim, particularly Taiwan, and the expansion of existing markets in Latin America were the primary contributors to the growth in this segment.
Through the domestic market of our Life Insurance segment, we provide ordinary whole life, credit life insurance, and final expense policies to middle income families or individuals in certain markets in the Midwest and southern U.S. The majority of our revenues in this segment are the result of acquisitions of domestic life insurance companies since 1987.
We also realize revenues from our investment portfolio. Life insurance companies earn profits on the investment float, which reflects the investment income earned on the premiums paid to the insurer between the time of receipt and the time benefits are paid out under policies. Changes in interest rates, changes in economic conditions and volatility in the capital markets can all impact the amount of earnings that we realize from our investment portfolio.
Home Service Insurance. Through a subsidiary we acquired in October 2004, Security Plan, we provide final expense ordinary life insurance to middle to lower income individuals in Louisiana. Our policies in this segment are sold and serviced through the home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders.
During 2006, revenue from this segment was $51.2 million, which accounted for 32.4% of our total revenue. For the year ended December 31, 2005, revenue from this segment was $49.7 million or 34.9% of our total revenue. Our business strategy in this segment is to continue to serve existing customers in Louisiana as well as expand the business through new marketing management that we put in place in early 2005.
In August and September 2005, Hurricanes Katrina and Rita struck the Louisiana coast, causing significant damage and disruption to the New Orleans area. Management estimates one third of Security Plan’s premium income was located in the affected area. Security Plan was not significantly impacted by death claims related to the storms (approximately $600,000); however, because of uncertainty regarding the collectability of future premiums from the area, we amortized approximately $2.3 million of cost of customer relationships acquired in the Security Plan acquisition during the third quarter of 2005 because of the decrease in collected premiums during the quarter. Ultimately,

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Security Plan closed the year with only a 4.5% decline in premium income compared to 2004. In 2006, premium income surpassed the 2005 level, reaching $38.0 million.
Security Plan’s casualty subsidiary, SPFIC, was negatively impacted by Hurricanes Katrina and Rita. Through December 31, 2006, losses in excess of reinsurance amounted to more than $4.1 million, resulting in Security Plan infusing $4 million of additional capital into SPFIC. Recent legislative and judicial decrees have further extended the period for filing claims beyond that provided for under the contracts, as well as the damages covered, which could result in additional adverse development of these claims; however, SPFIC has increased its reserves relating to such claims to a level believed adequate. Due to this extended claims filing period, an incurred but not reported claim and LAE liability of $500,000 was recorded at December 31, 2006 to cover any claims filed in 2007.
Marketplace Conditions and Trends
Described below are some of the significant recent events and trends affecting the life insurance industry and the possible effects they may have on our future operations.
•	As an increasing percentage of the world population reaches retirement age, we believe we will benefit from increased demand for living products rather than death products, as aging baby boomers will require cash accumulation to provide expenses to meet their lifetime needs. Our ordinary life products are designed for our policyowners to accumulate cash values to provide for living expenses in an insured’s later years, while continuously providing a death benefit.

•	The volatility in the equity markets over the past few years has posed a number of problems for some companies in the life insurance industry. Even though the capital markets have recovered, not all companies have participated evenly in the recovery. We historically have had minimal equity holdings, constituting less than 1% of total invested assets as of December 31, 2006 and December 31, 2005.

•	Corporate bond defaults and credit downgrades, which have resulted in other-than-temporary impairments in the value of some securities, have had a material impact on life insurers in the past few years. We have not incurred significant losses from bond defaults for many years. The majority of our investment portfolio is held in debt instruments carrying the full faith and credit of the U.S. Government, or in U.S. Government-sponsored enterprises. Most of the municipal bonds we own are privately insured. We intend to manage our investment portfolio conservatively in the future in these type of debt instruments.

•	Because of the trends described above coupled with increasing costs of regulatory compliance such as the Sarbanes-Oxley Act of 2002, we believe there is a trend towards consolidation of domestic life insurance companies. We believe this should be a benefit to our acquisition strategy because there should be more complementary acquisition candidates available for us to consider.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
•	Many of the events and trends affecting the life insurance industry have had an impact on the life reinsurance industry. These events led to a decline in the availability of reinsurance. While we currently cede a limited amount of our primary insurance business to reinsurers, we may find it difficult to obtain reinsurance in the future, forcing us to seek reinsurers who are more expensive to us. If we cannot obtain affordable reinsurance coverage, either our net exposures will increase or we would have to reduce our underwriting commitments.
Significant Transactions
Cessation of Accident and Health Business
We entered into coinsurance agreements with an unaffiliated insurance company, effective January 1, 2004, and ceded approximately $14 million of our annual accident and health premium and corresponding benefits and claims. In consideration for these cessions, we made a closing settlement payment of $10,440,000 to the reinsurer in June 2004. Due to this cession, we also reduced our January 1, 2004 deferred policy acquisition costs, cost of customer relationships acquired and policy benefit reserves by $2,197,000, $2,886,000 and $14,960,000, respectively. We recorded an initial amount payable to the reinsurer of $10,440,000, resulting in a first quarter 2004 charge of $634,000 and a deferred gain of $72,000, which was amortized during 2004. The coinsurance agreements provide that this ceded business will revert to the reinsurer when parallel assumption reinsurance agreements are approved by the various state insurance departments holding jurisdiction. We also participate in future profits, if any, on the accident and health business subject to the coinsurance agreements over a 10-year period. During 2004, we recognized approximately $809,000 as profit under the agreements. No amounts were recognized in 2005 or 2006. During 2005, an agreement was reached to sell our subsidiary that holds 66% of ceded business to the reinsurer. In 2006, the Texas Department of Insurance recommended that the sale be deferred until 2007 to give the prospective buyer time to improve its operating results and level of capital. The remaining 34% of business would continue to cede under the coinsurance agreement.
Acquisition of Security Plan
The acquisition of Security Plan on October 1, 2004 was, at $85 million, our largest ever, and it provides a meaningful source of revenue and a solid asset base. We used a $30 million line of credit from Regions Bank to supplement available cash in completing the transaction. This debt was repaid in April 2005.
Management continues to seek acquisitions that can add value to our Company, although at this time, we have no agreements or understandings with respect to any acquisition. Because of the growth in our asset base and level of capital, management expects to seek opportunities for larger acquisition transactions (those in the $50 million to $100 million purchase price range). Historically, Security Plan is made up of more than 100 such companies or books of business, and management expects to pursue such additional opportunities should they present themselves.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Results
The following table sets forth our net income for periods indicated:

		Net Income per
Year Ended	Net Income	Class A & B	Change from
December 31,	(In Thousands)	Share	Previous Year
2006	$8,677	$0.16	18.8%
2005	7,302	0.13	(5.6)
2004	7,732	0.17	147.3
As further discussed below, increases in premium income, fueled by the writing of new life insurance premiums, as well as an increase in investment income, contributed to a 18.8% increase in earnings for 2006. A significant increase in Federal income tax expense, due to a valuation allowance in 2005 contributed to 2005 net income approximating that of 2004.
Total revenues for 2006 were $158.1 million, an 11.2% increase over 2005 revenues of $142.1 million. Total revenues for 2004 were $99.9 million. The inclusion of Security Plan (Home Service segment) for all of 2005 contributed $49.7 million in revenues in 2005 and $51.2 million in 2006, compared to $12.6 million in 2004. Total revenues from our Life Insurance segment amounted to $105.7 million during 2006, compared to $90.6 million for 2005 and $86.5 million for 2004, reflecting continued growth in new business.
Premium Income. Premium income during 2006 increased to $128.5 million from $116.3 in 2005, or 10.5%, and $79.9 million in 2004. The 2006 increase was attributable to the new business written in 2005 and 2006 in the Life Insurance segment, which had $90.5 million of premium income during the year. The 2005 increase in premiums was primarily due to Security Plan being included for the entire year. New life insurance premiums, measured in issued and paid annualized premium, amounted to more than $27.9 million in 2006, up 6.4% over 2005. Additionally, improved persistency in the international life business contributed to the increase. In June 2006, we entered into a coinsurance agreement with an unaffiliated insurer, whereby we assumed $300,000 in annual premiums. The agreement provides that the ceding insurer may recapture the book of business in 15 years.
Net Investment Income. Net investment income increased 14.5% during 2006 to $27.0 million, compared to $23.6 million during 2005 and $17.0 million in 2004. Our Home Service Life segment’s inclusion added $12.2 million to the 2006 results and $11.6 million to the 2005 results. Available returns were slightly higher during 2006 compared to 2005 and 2004. We continue to invest primarily in bonds of U.S. Government-sponsored enterprises, such as FNMA and FHLMC. Also, during 2005 and 2006, approximately $40 million of AAA-rated, tax-exempt municipal bonds were purchased, which generated tax-equivalent yields of 30-40 basis points higher than on agency instruments.
Reserves. The change in future policy benefit reserves increased from $23.6 million in 2005 to $30.7 million in 2006, predominantly due to an improvement in persistency on our international life business, as well as a change in product mix, which resulted in larger first year reserves. During 2005 and 2006, a shift in products sold occurred with the addition of sales in the Pacific Rim, which resulted in a more rapid rise in reserves. The change in

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
future policy benefit reserves increased from $18.1 million in 2004 to $23.6 million in 2005, due predominantly to increased persistency on our business and an increase and change in product mix in new business. Sales of certain endowment products in the Taiwanese market, which build reserves at a much higher rate, contributed to the increase.
Policy Dividends. Policyholder dividends increased 12.4% during 2006 to $5.4 million from $4.8 million in 2005 and $4.1 million in 2004, due to improved persistency and the continued sale of participating ordinary whole life products. Virtually all of our policies on foreign nationals are participating, and the improvement in persistency and increase in new business on our international business have contributed to the growth in dividends. The dividends are factored into the premiums and have no impact on profitability.
Claims and Surrenders. As noted in the table below, claims and surrenders increased 8.8% from $51.7 million in 2005 to $56.3 million in 2006. The 2006 increase primarily related to increased endowments and higher casualty claims in SPFIC. The 2004 results were significantly lower due to SPLIC operations of only one quarter during 2004.
Death benefits declined slightly in 2006 compared to 2005, despite the growth in our business written, because of more restrictive underwriting rules. Death benefits increased in 2005 compared to 2004 because Security Plan’s operations were included for a full year in 2005, but only for three months in 2004.

	Year ended December 31,
	(In thousands)
	2006	2005	2004
Death claims	$21,686	22,404	10,224
Surrender expenses	17,205	15,369	15,960
Endowments	10,786	9,021	7,509
Casualty claims	5,194	3,685	562
Other policy benefits	849	780	752
Accident and health benefits	541	446	(60)

Total claims and surrenders	$56,261	51,705	34,947

The overall increase in claims and surrenders in 2006 is less than the overall growth in the Company’s book of business. This lower rate contributed to improved profitability.
Policy surrenders increased 11.9% in 2006 to $17.2 million from $15.4 million in 2005. The 2005 results represented a 3.7% decrease over 2004 when surrenders amounted to $16.0 million. The small face amount size of our Home Service policies, coupled with the nature of the policies, is such that surrenders on that book of business are relatively low. However, the inclusion of this segment in 2006 added $1.4 million in surrender benefits to the 2005 results.
Endowment benefits increased 19.6% from $9.0 million in 2005 to $10.8 million in 2006. Endowments totaled $7.5 million in 2004. We have a series of international policies that carry an immediate endowment benefit of an amount elected by the policy owner. This endowment is factored into the premium of the policy and is paid annually. These benefits have been particularly popular in the Pacific Rim. Like policy dividends, endowments are factored into the premium and, as such, the increase should have no adverse impact on profitability.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Accident and health benefits of $541,000 in 2006 are nominal, and have been since the cession of the majority of our accident and health business in force according to coinsurance agreements effective January 1, 2004.
Casualty claims increased 67.7% in 2005 and 40.9% in 2006 due to Hurricanes Katrina and Rita in 2005 and subsequent adverse development in 2006. Of the 2006 casualty claims, $2.9 million were due to Hurricane Katrina, while in 2005, $1.2 million were due to Hurricanes Katrina and Rita.
Commissions. Commissions increased 8.2% during 2006 to $35.7 million from $33.0 million in 2005 and $21.3 million in 2004, primarily due to the new business issued during the period.
Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses increased 8.6% to $27.6 million in 2006 compared to $25.4 million during 2005. The increase was largely attributable to higher cost of employee benefits, higher accounting fees related to financial statement and Sarbanes-Oxley audits, and a larger contribution to the Company’s profit sharing plan. Underwriting, acquisition and insurance expenses increased 46.2% to $25.4 million in 2005, compared to $17.4 million in 2004, due primarily to the inclusion of Security Plan for the entire year. Management is implementing cost reduction steps in the operations of Security Plan data processing. Conversion of Security Plan’s administrative system to our data processing system is expected to be completed in mid-2007, which will permit greater economies of scale to be achieved.
Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs increased 10.7% from $24.4 million in 2005 to $27.0 million in 2006. These costs were $17.2 million in 2004. The 2006 increase over 2005 was primarily related to the increase in new life production discussed above, and tracked consistently with the increase in commissions. Amortization of these costs was $11.4 million and $10.3 million, respectively, in 2006 and 2005. At our lead Life Insurance segment subsidiary, CICA, deferred acquisition cost assumptions had not been revised in several years. A new GAAP era was created for 2006 issues to reflect the better mortality and persistency being experienced in the last few years. At SPLIC, with the recent emphasis on new business and the higher first year commissions being paid, deferred policy acquisition cost capitalized increased $2.6 million in 2006.
Cost of Customer Relationships Acquired and Other Intangibles. Amortization of cost of customer relationships acquired and other intangibles decreased from $5.9 million in 2005 to $4.7 million in 2006. Amortization of these items related to Security Plan was $2.3 million in 2006 and $3.8 million for 2005. The decrease resulted from an increase in amortization of $2.3 million in 2005 related to the Louisiana hurricanes. In conjunction with this loss recognition, we revised our amortization methodology to (i) reduce projections of future collected premiums by approximately 49% and (ii) to amortize the acquired paid-up block over inforce balances, which resulted in a $400,000 decrease in amortization expense in 2006.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The goodwill of CNLIC, a reporting unit within the Life Insurance segment, showed that it was impaired at December 31, 2006. Due to significant declines in new business issued by CNLIC, the fair value of this reporting unit was below its carrying value. As a result, an impairment loss of $1,016,000 was recognized in the fourth quarter of 2006. The fair value of that reporting unit was estimated using the present value of estimated future cash flows.
Federal Income Tax. Federal income tax expense was $356,000, $4.5 million and $4.7 million in 2004, 2005 and 2006, respectively. This represents effective tax rates of 4.4%, 38.1% and 35.0%, respectively. In 2004, a previously established valuation allowance in the amount of $1.3 million was released, which reduced our effective tax rate by 16.3%. In 2005, a valuation allowance in the amount of $1.1 million was established, which added 9.3% to our effective tax rate. The 2005 allowance was due to the anticipated sale of CNLIC, which had a $1.1 million net deferred tax asset at December 31, 2005, primarily related to net operating losses that will not be available in future years as CNLIC will no longer be part of the Company’s consolidated group. The 2006 tax rate is higher due to a write-off of $1.0 million of goodwill, which has no tax effect. (See Note 12 of the “Notes to Consolidated Financial Statements” for additional information on Federal income tax.)
Liquidity and Capital Resources
Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.
Liquidity requirements of Citizens are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate invested assets to provide cash flow. During the fourth quarter of 2005 and the first six months of 2006, however, SPFIC sold approximately $3.1 million of bonds in order to meet the cash outflow related to claims from Hurricanes Katrina and Rita. Such sales were not needed in the second half of 2006. Additionally, in early 2005, management chose to pay off the $30 million in debt incurred in the Security Plan transaction. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
In the past, cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $39.1 million and $34.5 million for the years ended December 31, 2006 and 2005, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in fixed income securities. Net cash outflows from investment activity totaled $33.6 million and $22.6 million for the years ended December 31, 2006 and 2005, respectively. The outflows from investing activities for the year ended December 31, 2006, primarily related to the investment of excess cash and cash equivalents generated from operations during 2006.
Stockholders’ equity at December 31, 2006 was $139.6 million compared to $137.0 million at December 31, 2005. The 2006 increase is largely due to income earned during the period offset by an adjustment of $3.1 million related to the Company’s implementation of SAB 108, a decrease in unrealized investment gains of $1.5 million, and the accretion of deferred issuance costs and discounts on preferred stock of $1.3 million.
Invested assets increased to $515.1 million at December 31, 2006 from $484.8 million at December 31, 2005. Invested assets grew by 6.2% during 2006. Fixed maturities are categorized into fixed maturities available-for-sale, which are valued at fair value.
Fixed maturities available-for-sale were 94.9% of invested assets at December 31, 2006. During 2006, the Company sold a held-to-maturity bond, which resulted in a realized gain of $283,000. As of December 31, 2006, the Company transferred its remaining bond classified as held-to-maturity into its available-for-sale portfolio and recorded an increase in other comprehensive income of $484,000, net of tax.
Policy loans comprised 4.6% of invested assets at December 31, 2006 compared to 4.9% at December 31, 2005. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 12% and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.
Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at December 31, 2006 and December 31, 2005. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2007, we intend to continue to utilize high grade commercial paper as a cash management tool to minimize excess cash balances and enhance returns.
In the wake of bankruptcy filings by large corporations several years ago, concern was raised regarding the use of certain off-balance sheet special purpose entities such as partnerships to hedge or conceal losses related to investment activity. We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any description, and we do not use such investments to hedge our investment positions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The NAIC has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company’s business to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At December 31, 2006 and 2005, all of our insurance subsidiaries were above required minimum levels.
We signed a revolving line of credit agreement from Regions Bank for a $30 million credit facility for use in acquisitions in March 2004. On October 1, 2004, we entered into a Second Amendment to the Loan Agreement that converted into a term loan a $30 million advance against the line of credit made in connection with the acquisition of Security Plan. The loan was repaid in April 2005. In November 2006, we executed documents to renew the line of credit through October 2007, and to increase the borrowing capacity to $75 million. No amounts were outstanding at December 31, 2006. Provisions of the outstanding preferred stock issue limit the amount we can borrow without the holder’s consent to $30 million. In the event we make a future acquisition, we could incur debt as we did in the Security Plan acquisition.
We have committed to the following contractual obligations as of December 31, 2006 with the payments due by the period indicated below:

		Less than 1			More than 5
Contractual Obligation	Total	Year	1 to 3 Years	3 to 5 Years	Years
	(In Thousands)
Operating leases	$683	267	297	119	—
Other	2,336	2,292	44	—	—

Total operating and other leases	$3,019	2,559	341	119	—

Future policy benefit reserves:
Life insurance	$473,355	176	987	9,258	462,934
Annuities	20,761	8,263	5,708	3,696	3,094
Accident and health	10,604	10,604	—	—	—

Total future policy benefit reserves	$504,720	19,043	6,695	12,954	466,028

Policy claims payable:
Life insurance	$6,189	6,189	—	—	—
Accident and health	1,423	1,423	—	—	—
Casualty	1,836	1,836	—	—	—

Total policy claims payable	$9,448	9,448	—	—	—

Convertible Preferred Stock	$16,251	—	—	16,251	—

Total contractual obligations
	$533,438	$31,050	$7,036	$29,324	$466,028

The payments related to the future policy benefits and policy claims payable reflected in the table above have been projected utilizing assumptions based upon our historical experience and anticipated future experience.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
In early 2007, Citizens, Inc. acquired approximately 17 acres of real estate adjacent to property already owned at Lake Buchanan, Texas, for $2.25 million. Management’s estimates of the cost of renovation could exceed $1 million. This property will be developed with a view to generating future capital gains.
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
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist at December 31, 2006. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the years ended December 31, 2006, 2005 and 2004 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. The relative stability of these assumptions and management’s analysis is discussed below.
Deferred Policy Acquisition Costs
Acquisition costs, consisting of commissions and policy issuance, underwriting and agency expenses that relate to and vary with the production of new business, are deferred. These deferred policy acquisition costs are amortized primarily over the estimated premium

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Inherent in the capitalization and amortization of deferred policy acquisition costs are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization. Over 80% of our capitalized deferred acquisition costs are attributed to first year excess commissions. The remaining 20% are attributed to costs that vary with and are directly related to the acquisition of new and renewal insurance business. Those costs generally include costs related to the production, underwriting and issuance of new business.
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually by third party actuarial consultants. These annual recoverability tests initially calculate the available premium (gross premium less benefit net premium less percent of premium expense) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Based upon the analysis performed to only capitalize expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing, management believes that our deferred policy acquisition costs and related amortization as of and for the years ended December 31, 2006, 2005 and 2004 limits the amount of deferred costs to its estimated realizable value.
Valuation of Investments in Fixed Maturity and Equity Securities
Fixed maturities consist primarily of bonds. Prior to December 31, 2006, fixed maturities that the Company had the ability and intent to hold to maturity were carried at amortized cost. Fixed maturities that may be sold prior to maturity to support the Company’s investment strategies are considered held as available-for-sale and carried at fair value as of the balance sheet date. Equity securities (including non-redeemable preferred stock) are considered available-for-sale and are reported at fair value.
Additionally, at December 31, 2006, 67.2% of our fixed maturity securities were invested in securities backed by the full faith and credit of the U.S. Government or U.S. Government-sponsored entities. We evaluate the carrying value of our fixed maturity and

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
equity securities at least quarterly. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. With the exception of Security Plan, the majority of investments of our subsidiaries are in bonds that carry the full faith and credit of the U.S. Government or U.S. Government-sponsored enterprises. Security Plan has significant investments in corporate and municipal bonds. Based upon our emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. Government sponsored corporation, U.S. Treasury securities and obligations of the U.S. Government and agencies, our intent and ability to hold our investments to full recovery, and our analysis whether declines in fair value below cost are temporary or other than temporary, management believes that our investments in fixed maturity and equity securities at December 31, 2006 are not impaired, and no “other-than-temporary losses” existed at December 31, 2006.
Accounting Pronouncements
In September 2005, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and For Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs and unearned inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company does not currently write replacement contracts; therefore, implementation of SOP 05-1 will not have a material impact on the Company’s consolidated financial statements.
In September 2005, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached consensus on Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (EITF 05-8). EITF 05-8 concludes that (i) the issuance of convertible debt with a beneficial conversion feature results in a basis difference that should be accounted for as a temporary difference and (ii) the establishment of the deferred tax liability for the basis difference should result in an adjustment to additional paid in capital. EITF 05-8 was to be applied retrospectively for all instruments with a beneficial conversion feature accounted for in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and was effective for periods beginning

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
after December 15, 2005. The Company’s Series A-1 was Convertible Preferred Stock has a beneficial conversion feature, and we implemented EITF 05-8 in the first quarter of 2006. The implementation did not have a material impact on the financial position, results of operations or liquidity of the Company.
In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), that are impaired at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but has issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FSP 115-1), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 is effective on a prospective basis for other-than-temporary impairments on certain investments in periods beginning after December 15, 2005. The Company has no investments that are impaired under EITF Issue No. 03-1 and adoption of FSP 115-1 did not have a material impact on our consolidated financial statements.
In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. The adoption of this provision of EITF 04-5 did not have a material impact on the Company’s consolidated financial statements. EITF 04-5 was required to be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it could have been applied retrospectively by adjusting prior period financial statements. The adoption of this provision of EITF 04-5 did not have a material impact on the Company’s consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 2 and FASB Statement No. 3 (SFAS 154). The statement requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have any impact on the Company’s consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
At the September 2004 meeting, the EITF reached a consensus with respect to Issue No.-04-8, Accounting Issues Related to Certain features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. This Issue addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share (EPS). The adoption of Issue No. 04-8 did not reduce the Company’s EPS in 2006.
On September 13, 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The issuance provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. There are two common approaches used to quantify such errors. Under the first approach, the rollover approach, the error(s) are quantified as the amount by which the current year income statement is misstated. The second approach, the iron curtain approach, quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on either approach can produce results that are still misleading. This is possible by either accumulating errors on the balance sheet that may not have been material to any individual income statement, but which nonetheless may misstate one or more balance sheet accounts or by disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements.
SAB 108 requires companies to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This quantification is performed using both a balance sheet and an income statement approach, and errors are to be evaluated under each approach. Thus, a registrant’s financial statements would require adjustment when either approach results in quantifying a material misstatement after considering all relevant quantitative and qualitative factors.
The Company adopted SAB 108 effective January 1, 2006. As such, the Company has evaluated the balance sheet and prior period income statements to determine if any material misstatements had occurred. The Company identified misstatements in several balance sheet accounts, but determined that no errors were material to any prior year; therefore, prior year financial statements did not require amendment. The Company’s SAB 108 adjustment increased the retained deficit by $3.1 million at January 1, 2006. (See Accounting Pronouncements, Section 1(q) of the Notes to Consolidated Financial Statements for the detailed accounting of our SAB 108 adjustments.)
In September 2006, the FASB issued FAS-No.-157, Fair Value Measurements (FAS-157). FAS-157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. However, FAS-157 does not require new fair value measurements. The guidance in FAS-157 will be applied prospectively with the exception of certain financial and hybrid instruments measured at initial recognition under FAS-No.-133, Accounting for Derivative Instruments and Hedging Activities, and for block discounts of financial instruments. Additionally, FAS-157 will increase the disclosures required. The pronouncement is effective for fiscal years beginning after November-15, 2007. The Company is currently evaluating the impact of

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
FAS-157 on the Company’s financial instruments and its consolidated financial statements.
In February 2007, the FASB issued FAS-No.-159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS-159). FAS-15permits the option to measure most financial instruments and certain other items at fair value at specified election dates. The change in value represents the unrealized gains and losses that will be included in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. FAS-15 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating its assets and liabilities to determine which financial instruments, if any, are eligible to account for at fair value under FAS-15 and the related impact on the Company’s consolidated financial statements.
On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.-10 (FIN-48), which clarifies the accounting for uncertainty in income tax positions. FIN-48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN-48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. The effective date of this implementation guidance is January 1, 2007, with the cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings. The implementation of FIN-48 will not be material to the Company’s consolidated financial condition.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
General
The nature of our business exposes us to investment market risk. Market risk is the risk of loss that may occur when changes in interest rates and public equity prices adversely affect the value of our invested assets. Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the fair value of our investments. The fair value of our fixed maturity, mortgage loan portfolio and policy loans generally increases when interest rates decrease, and decreases when interest rates increase.
Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised over 99% of our investment portfolio as of December 31, 2006. These investments are mainly exposed to changes in Treasury rates. Our fixed maturities investments include U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 67.2% of the fixed maturities we owned at December 31, 2006 are instruments of U.S. Government-sponsored enterprises, or are backed by U.S. Government agencies.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100 basis point upward and downward shifts on our available-for-sale fixed maturities investments as of the dates indicated:
Change in Interest Rates
Decreases in Interest Rates
                          (In thousands)

	100 Basis	200 Basis	300 Basis
December 31,	Points	Points	Points
2006	$20,429	36,129	55,312

2005	$23,279	42,730	65,930

Increases in Interest Rates
                          (In thousands)

	100 Basis	200 Basis	300 Basis
December 31,	Points	Points	Points
2006	$(32,305)	(59,302)	(92,949)

2005	$(42,198)	(73,921)	(102,269)

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
There are no fixed maturities or other investments that we classify as trading instruments. At December 31, 2006 and 2005, we had no investments in derivative instruments.
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was less than 1% of our total investments at December 31, 2006. Thus, we believe that significant decreases in the equity markets would have an immaterial impact on our total investment portfolio. (See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 8. Financial Statements and Supplementary Data
Reference is made to the financial statements, the notes thereto, and the report of our independent registered public accounting firm and predecessor independent registered public accounting firm, as listed on the table of contents.
All other schedules have been omitted as the required information is inapplicable or the information required is presented in the financial statements or the notes thereto filed elsewhere herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
During the 24 months preceding the date of the audited financial statements included herein, we have not reported on Form 8-K any disagreements between our independent registered accounting firms and us. On March 23, 2006, we reported the termination of KPMG LLP as our principal independent registered public accounting firm and the engagement of Ernst & Young LLP as our successor independent registered public accounting firm.
Item 9A. Controls and Procedures
(a) Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure, among other things, that material information relating to our Company, including its consolidated subsidiaries, is made known to our officers who certify our financial reports and to the other members of our senior management and the Board of Directors.
Our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon an evaluation at the end of the period, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report because of the material weakness described below. We are implementing new disclosure controls and procedures to remediate this deficiency.
(b) Management Report on Internal Control over Financial Reporting
Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, and considering the material weakness discussed below, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006.
A “material weakness” in internal control over financial reporting is defined by generally accepted auditing standards as a significant

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.
A material weakness existed at December 31, 2006 relating to the financial statement closing process, which resulted from inadequate support and resources at appropriate levels within the finance and accounting organization to enable the timely review of supporting work papers for prior and current accounting periods and to prevent and detect misapplications of U.S. GAAP. As a result of this material weakness, the following adjustments were recorded in the 2006 consolidated financial statements:
•	Stockholders’ equity as of January 1, 2006 was reduced by $3.1 million as a result of the Company’s adoption of SAB 108.

•	Pre-tax income was reduced by $1.7 million due to an impairment of goodwill (excess cost over net assets acquired) of approximately $1.0 million and additional amortization of intangible assets (cost of customer relationships acquired) of approximately $0.7 million for the year ended December 31, 2006.
Our independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on management’s assessment of our internal control over financial reporting. The report is included in item 9A(d) of this annual report.
(c) Change in Internal Control over Financial Reporting
During the course of preparing the interim financial statements for the quarter ended September 30, 2006, we discovered cumulative misstatements of approximately $2.8 million in periods prior to December 31, 2005, and disclosed our intention to correct these errors by increasing our retained deficit as of January 1, 2006, upon the adoption of Staff Accounting Bulleting (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108) as of December 31, 2006. At that time, we also determined that not identifying and quantifying these misstatements on a timely basis was indicative of a material weakness in internal control over financial reporting, which resulted from the non-timely review of supporting work papers and documentation for prior accounting periods, where the effects of prior misstatements could materially affect our financial statements for subsequent reporting periods, and inadequate analyses to assure that the accounting treatment conformed with U.S. GAAP.
Although numerous actions were taken during the fourth quarter of 2006 to strengthen existing controls and implement additional controls with respect to the above material weakness, additional accounting errors were identified in our draft 2006 consolidated financial statements that resulted in certain adjustments prior to the issuance of our 2006 consolidated financial statements.
We are committed to improving our internal controls and eliminating this material weakness as quickly as possible. We have initiated and implemented a number of changes to improve our internal controls during the third and fourth quarter of 2006 and will continue initiating and implementing additional improvements in 2007. Specifically, we:

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
•	Hired a new Vice President of Accounting, with significant statutory accounting and U.S. GAAP experience during the fourth quarter of 2006;

•	Hired a new Chief Actuary with a background in U.S. GAAP financial reporting during the third quarter of 2006;

•	Are committed to implementing an automated U.S. GAAP ledger during 2007; and

•	Are strengthening the process of workpaper review by senior members of management to ensure the completeness and accuracy of supporting workpapers and schedules, including formalized sign-off processes.
(d) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
To the Board of Directors and Shareholders of Citizens, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Citizens, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citizens, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness at December 31, 2006 relating to the financial statement closing process, which resulted from inadequate support and resources at appropriate levels within the finance and accounting organization to enable the timely review of supporting work papers for prior and current accounting periods and to prevent and detect misapplications of U.S. GAAP. As a result of this material weakness, the following adjustments were recorded in the 2006 consolidated financial statements:
•	Stockholders’ equity as of January 1, 2006 was reduced by $3.1 million as a result of the Company’s adoption of SAB 108.

•	Pre-tax income was reduced by $1.7 million due to an impairment of goodwill (excess cost over net assets acquired) of approximately $1.0 million and additional amortization of intangible assets (cost of customer relationships acquired) of approximately $0.7 million for the year ended December 31, 2006.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 30, 2007 on those financial statements.
In our opinion, management’s assessment that Citizens, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Citizens, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO control criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Citizens, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended of Citizens, Inc. and subsidiaries and our report dated March 30, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
March 30, 2007

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 9B. Other Information
None.
PART III
Items 10, 11, 12, 13 and 14 of this Report incorporate by reference the information in our definitive proxy material under the headings “Election of Directors,” “Executive Officers,” “Executive Officer and Director Compensation,” “Stock and Principal Stockholders,” “Control of the Company,” and “Principal Accounting Fees and Services” to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Citizens, Inc.:
We have audited the accompanying consolidated statement of financial position of Citizens, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. Our audit also included the financial statement schedules II, III, and IV under Item 15 of the Index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens, Inc. and subsidiaries at December 31, 2006 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As described in Note 1(q) to the consolidated financial statements, during the fourth quarter 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). In accordance with the transition provisions of SAB No. 108, the Company recorded an adjustment to retained deficit effective January 1, 2006 for the correction of prior period misstatements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Citizens, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
Austin, Texas
March 30, 2007

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Citizens, Inc.:
We have audited the accompanying consolidated statement of financial position of Citizens, Inc. and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the amounts related to the years ended December 31, 2005 and 2004 in financial statement schedules II to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the amounts related to the years ended December 31, 2005 and 2004 in the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Dallas, Texas
March 16, 2006

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position
December 31, 2006 and 2005
(In thousands)

	2006	2005
Assets
Investments:
Fixed maturities held-to-maturity, at amortized cost (fair value $0 and $9,144 in 2006 and 2005, respectively)	$—	7,640
Fixed maturities available-for-sale, at fair value (cost: $497,939 and $457,387 in 2006 and 2005, respectively)	488,318	449,931
Equity securities available-for-sale, at fair value (cost: $279 and $429 in 2006 and 2005, respectively)	312	610
Mortgage loans on real estate, net (less $0 and $50 allowance for loan losses in 2006 and and 2005, respectivley)	456	833
Policy loans	23,542	23,918
Real estate and other long-term investments (less $206 and $172 accumulated depreciation in 2006 and 2005, respectively)	2,427	1,879

Total investments	515,055	484,811

Cash and cash equivalents	24,521	18,311
Accrued investment income	7,107	6,478
Reinsurance recoverable	16,044	19,118
Deferred policy acquisition costs	86,975	70,410
Other intangible assets	1,093	2,095
Cost of customer relationships acquired	34,812	39,259
Excess of cost over net assets acquired	11,386	12,402
Property and equipment, net	7,350	7,737
Due premium, net (less $1,440 and $0 allowance for doubtful accounts in 2006 and 2005, respectively)	6,078	28
Other assets	763	1,240

Total assets	$711,184	661,889

(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position, Continued
December 31, 2006 and 2005
(In thousands)

	2006	2005
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefit reserves:
Life insurance	$473,355	436,717
Annuities	20,761	19,440
Accident and health	10,604	11,580
Dividend accumulations	5,027	5,067
Premium deposits	11,897	9,942
Policy claims payable	9,448	11,227
Unearned premium	1,812	1,684
Other policyholders’ funds	3,771	3,789

Total policy liabilities	536,675	499,446
Commissions payable	2,581	2,667
Federal income tax payable	2,031	448
Deferred Federal income tax	1,498	1,621
Warrants outstanding	1,831	1,587
Funds held in trust and other liabilities	14,074	7,611

Total liabilities	558,690	513,380

Commitments and contingencies (Note 10)
Cumulative convertible preferred stock – Series A
(Series A-1-$500 stated valueper share,25,000 shares issued, authorized and outstanding in 2006 and 2005; Series A-2 - $935 stated value per share, 5,000 shares authorized, 4,014 shares issued and outstanding in 2006 and 2005)	12,883	11,546

Stockholders’ equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 43,425,524 shares issued in 2006 and 43,300,934 shares issued in 2005, including shares in treasury of 3,135,738 in 2006 and 2005	210,066	211,403
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2006 and 2005	3,184	3,184
Retained deficit	(56,282)	(61,812)

Accumulated other comprehensive loss:
Unrealized losses on securities, net of tax	(6,346)	(4,801)
	150,622	147,974
Treasury stock, at cost	(11,011)	(11,011)

Total stockholders’ equity	139,611	136,963

Total liabilities and stockholders’ equity	$711,184	661,889

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Revenues:
Premiums:
Life insurance	$123,258	111,087	78,013
Accident and health	1,461	1,560	788
Property	3,777	3,627	1,113
Net investment income	26,975	23,568	17,005
Realized gains, net	1,286	419	389
Decrease (increase) in fair value of warrants	(244)	489	256
Other income	1,546	1,363	2,295

Total revenues	158,059	142,113	99,859

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	56,261	51,705	34,947
Increase in future policy benefit reserves	30,719	23,603	18,120
Policyholders’ dividends	5,384	4,789	4,142

Total insurance benefits paid or provided	92,364	80,097	57,209

Commissions	35,691	32,985	21,274
Other underwriting, acquisition and insurance expenses	27,607	25,429	17,391
Capitalization of deferred policy acquisition costs	(26,986)	(24,388)	(17,241)
Amortization of deferred policy acquisition costs	11,391	10,313	8,439
Amortization of cost of customer relationships acquired and other intangibles	4,650	5,881	4,136
Loss on coinsurance agreement	—	—	563

Total benefits and expenses	144,717	130,317	91,771

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations, Continued
Years ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Income before Federal income tax	$13,342	11,796	8,088
Federal income tax expense	4,665	4,494	356

Net income	$8,677	7,302	7,732

Net income applicable to common stockholders	$6,654	5,326	6,803

Per Share Amounts
Basic and diluted earnings per share of common stock	$0.16	0.13	0.17

Weighted average shares outstanding — basic and diluted	41,218	41,105	41,017

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2006, 2005 and 2004
(In thousands)

				Accumulated
				other		Total
	Common Stock		Retained	comprehensive	Treasury	Stockholders’
	Class A	Class B	deficit	income (loss)	stock	equity
Balance at December 31, 2003	$178,066	2,437	(46,077)	1,272	(8,672)	127,026

Comprehensive income:
Net income	—	—	7,732	—	—	7,732
Unrealized investment losses, net	—	—	—	(2,021)	—	(2,021)

Total comprehensive income	—	—	7,732	(2,021)	—	5,711
Beneficial conversion feature on preferred stock	3,073	—	—	—	—	3,073
Accretion of deferred issuance costs and discounts on preferred stock	(679)	—	—	—	—	(679)
Stock dividend	16,878	390	(16,047)	—	(1,221)	—

Balance at December 31, 2004	197,338	2,827	(54,392)	(749)	(9,893)	135,131

Comprehensive income:
Net income	—	—	7,302	—	—	7,302
Unrealized investment losses, net	—	—	—	(4,052)	—	(4,052)

Total comprehensive income	—	—	7,302	(4,052)	—	3,250
Accretion of deferred issuance costs and discounts on preferred stock	(1,418)	—	—	—	—	(1,418)
Stock dividend	15,483	357	(14,722)	—	(1,118)	—

Balance at December 31, 2005	211,403	3,184	(61,812)	(4,801)	(11,011)	136,963

Cummulative effect of adopting SEC Staff
Accounting Bulletin No. 108	—	—	(3,147)	—	—	(3,147)
Comprehensive income:
Net income	—	—	8,677	—	—	8,677
Unrealized investment losses, net	—	—	—	(1,545)	—	(1,545)

Total comprehensive income	—	—	8,677	(1,545)	—	7,132
Accretion of deferred issuance costs and discounts on preferred stock	(1,337)	—	—	—	—	(1,337)

Balance at December 31, 2006	$210,066	3,184	(56,282)	(6,346)	(11,011)	139,611

(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity, continued
Years ended December 31, 2006, 2005 and 2004
(In thousands)
A summary of the number of shares of common stock of Class A, Class B and treasury stock issued is as follows:

	Common Stock		Treasury
	Class A	Class B	Stock
Balance at December 31, 2003	37,674	875	(2,739)

Stock dividends	2,690	61	(192)

Balance at December 31, 2004	40,364	936	(2,931)

Stock dividends	2,937	66	(205)

Balance at December 31, 2005	43,301	1,002	(3,136)

Stock dividends	125	—	—

Balance at December 31, 2006	43,426	1,002	(3,136)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$8,677	7,302	7,732
Adjustments to reconcile net income to net cash provided by operating activities, net of assets acquired:
Realized gains on sale of investments and other assets	(1,286)	(419)	(389)
Net deferred policy acquisition costs	(16,565)	(14,075)	(8,802)
Amortization of cost of customer relationships acquired, and other intangibles	4,650	5,881	4,136
Loss on coinsurance agreements	—	—	563
Increase (decrease) in fair value of options and warrants	244	(489)	(256)
Depreciation	1,297	897	878
Amortization of premiums and discounts on fixed fixed maturities	1,467	1,154	448
Deferred federal income tax expense (benefit)	829	2,903	(1,118)
Change in:
Accrued investment income	(644)	(364)	(130)
Reinsurance recoverable	3,452	(1,311)	(10,381)
Other receivables	(1,089)	—	—
Future policy benefit reserves	31,741	23,003	16,835
Other policy liabilities	(46)	4,867	795
Federal income tax	1,330	(859)	344
Commissions payable and other liabilities	4,854	2,469	(778)
Other, net	166	3,547	(1,189)

Net cash provided by operating activities	39,077	34,506	8,688

Cash flows from investing activities:
Sale of fixed maturities, held-to-maturity	2,472	—	—
Sale of fixed maturities, available-for-sale	14,006	14,569	42,824
Maturity of fixed maturities, available-for-sale	57,473	93,746	89,615
Purchase of fixed maturities, available-for-sale	(107,080)	(132,557)	(82,634)
Sale of equity securities, available-for-sale	334	616	63
Principal payments on mortgage loans	201	89	272
Mortgage loans funded	—	(100)	(194)
Sale of other long-term investments and property and equipment	264	686	490
Principal payments on note receivable	475	396	—
(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Years ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
(Increase) decrease in policy loans, net	(428)	398	1,228
Purchase of other long-term investments and property and equipment	(1,277)	(432)	(3,485)
Cash paid for acquisition, net	—	—	(82,232)

Net cash used in investing activities	(33,560)	(22,589)	(34,053)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	—	3,751	12,500
Payment of convertible preferred stock issuance costs	—	(187)	(1,211)
Proceeds from note payable	—	—	30,000
Payoff of note payable	—	(30,000)	—
Annuity and universal life deposits	2,520	3,021	3,520
Annuity and universal life withdrawals	(1,827)	(1,912)	(2,739)

Net cash provided by (used in) financing activities	693	(25,327)	42,070

Net increase (decrease) in cash and cash equivalents	6,210	(13,410)	16,705

Cash and cash equivalents at beginning of year	18,311	31,721	15,016

Cash and cash equivalents at end of year	$24,521	18,311	31,721

Supplemental Disclosure of Operating Activities
Cash paid during the year for:
Interest	$—	695	—

Income taxes	$2,506	2,450	779

Supplemental disclosures of non-cash investing and financing activities:
The change in various balance sheet accounts presented under the indirect cash flow method from operating activities do not agree with the change in balance sheet accounts due to adjustment to the beginning 2006 balance sheet pursuant to the adoption of SAB 108.
The Company recognized accretion of those deferrals and discounts amounting to $1,337,000, $1,418,000 and $679,000 in 2006, 2005 and 2004, respectively. These net discounts and deferrals have increased the carrying amount of the Convertible Preferred Stock in the statement of financial position. The 4% dividend to the Preferred Stock amounted to $686,000, $558,000 and $250,000 in 2006, 2005 and 2004, respectively.
In 2005, the Company sold real estate and made a mortgage loan for $185,000. Additionally, an airplane was sold and a note receivable for $875,000 was issued.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Years ended December 31, 2006, 2005 and 2004
(In thousands)
On October 1, 2004, CICA acquired 100% of the outstanding stock of SPLIC and paid $85 million in cash plus acquisition costs of $1,012,790 of related expenses—see Note 9. In conjunction with this acquisition, cash and cash equivalents were used as follows:

2004
Fair value of tangible assets acquired excluding cash and cash equivalents of $3,781	$(255,361)
Fair value of intangible assets acquired	(34,012)
Liabilities assumed	207,141

Cash and cash equivalents used in mergers and acquisitions	$(82,232)

On March 9, 2004, the Company entered into coinsurance agreements, effective January 1, 2004, ceding the majority of its accident and health premiums and corresponding benefits and claims. Due to this cession, the Company ceded its January 1, 2004, deferred policy acquisition costs and cost of customer relationships acquired and increased reinsurance recoverable and funds withheld under coinsurance agreements by $2,197,000, $2,886,000, $14,960,000 and $10,440,000, respectively, resulting in a loss of $634,000 and a deferred gain of $72,000. The deferred gain was fully amortized to earnings in 2004.
On July 12, 2004, the Company completed a private placement of $12.5 million of Series A-1 Senior Convertible Preferred Stock to four unaffiliated institutional investors. The Company initially recognized deferred issuance costs of $1,486,000 ($1,211,000 in cash and $275,000 in seven-year warrants), discounts on beneficial conversion features of $3,073,000 and discounts on fair value of options and warrants of $2,719,000. On July 7, 2005, September 30, 2005, and October 6, 2005, three of the four unaffiliated investors exercised their right to purchase the Series A-2 Convertible Preferred Stock. The Company recognized deferred issuance costs of $247,000 ($187,000 paid in cash and $60,000 in seven year warrants), and a premium of $721,000 related to the liability for the option recorded at the date of the respective exercises.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(1) Summary of Significant Accounting Policies
(a)	Principles of Consolidation

The consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977, and its wholly-owned subsidiaries, CICA Life Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Citizens National Life Insurance Company (CNLIC), Security Plan Life Insurance Company (SPLIC), and Security Plan Fire Insurance Company, (SPFIC). All significant inter-company accounts and transactions have been eliminated. Citizens and its wholly owned consolidated subsidiaries are collectively referred to as “the Company,” “we,” or “our.”

On March 15, 2006, Mid-American Associates Agency was dissolved. In addition, Citizens USA Life Insurance Company was merged into CICA effective March 31, 2006, and Security Alliance Insurance Company was merged into CICA effective October 1, 2006.

Citizens provides life and health insurance policies through three of its subsidiaries — CICA, SPLIC and CNLIC. CICA issues ordinary whole-life policies internationally and domestically, and burial insurance, pre-need policies, and accident and health related policies, throughout the Midwestern and southern United States. SPLIC offers home service life insurance in Louisiana and Mississippi, and SPFIC, a wholly owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana.

A formal contract was signed with a third party in the first quarter of 2006 to sell CNLIC, but was subject to regulatory approval before closing. Closing is now expected in 2007.

III provides aviation transportation to the Company. CTI provides data processing systems and services as well as furniture and equipment to the Company. FHA is a funeral home operator.

(b)	Basis of Presentation

The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP).

(c)	Investments

Fixed maturities consist primarily of bonds. Fixed maturities that the Company has the ability and intent to hold to maturity are carried at amortized cost. Fixed

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
maturities that may be sold prior to maturity to support the Company’s investment strategies are considered held as available-for-sale and carried at fair value. Equity securities (including non-redeemable preferred stock) are considered available-for-sale and are reported at fair value. The Company uses the specific identification method in computing realized gains and losses from the sale of securities.

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

Mortgage loans on real estate and policy loans are reported at unpaid principal balances.

Real estate and other long-term investments consist primarily of land and buildings that are recorded at the lower of fair value, minus estimated costs to sell, or depreciated cost. If the fair value of the real estate is less than the carrying value, an impairment loss is recognized and charged to earnings.

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

The Company had assets with a fair value of $6,571,000 and $11,558,000 at December 31, 2006 and 2005, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.

(d)	Premium Revenue and Related Expenses

Beginning the first quarter of 2006, the Company began accruing premium revenue based on the gross amount due rather than just a portion of that amount, in accordance with Statement of Financial Accounting Standard (SFAS) 60

Accounting and Reporting by Insurance Enterprises. The initial implementation of this accounting treatment, in the amount of $955,000 of income, was recorded in the SAB 108 adjustment discussed in Note 1(q) below.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
Premiums on life policies are recognized as earned when due. Due premium on the balance sheet are net of premium allowances of $1,440,000 in 2006 and $0 in 2005. Accident and Health policies are recognized as revenue over the contract period on a pro rata basis. Benefits and expenses are associated with earned premiums so as to result in the recognition of profits over the estimated lives of the contracts. This matching is accomplished by means of a provision for future policy benefits and the capitalization and amortization of deferred policy acquisition costs.

Annuity policies, primarily flexible premium fixed annuity products, are accounted for in a manner consistent with accounting for interest bearing financial instruments. Premium receipts are not reported as revenue, rather as deposit liabilities to annuity contracts. The annuity products issued do not included fees or other such charges.

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

A new GAAP era was created in 2006 for CICA new issues to reflect the better mortality and persistency being experienced in the last few years. This new era resulted in a decrease in DAC amortization by $800,000 in 2006.

The Company utilizes the factor method to determine the amount of costs to be capitalized and the ending asset balance. The factor method ensures that policies that lapsed or surrendered during the reporting period are no longer included in the deferred policy acquisition costs or the cost of customer relationships acquired (CCRA) calculation. The factor method limits the amount of deferred costs to its estimated realizable value, provided actual experience is comparable to that contemplated in the factors. A recoverability test that considers among other things, actual experience and projected future experience, is performed at least annually.

Deferred policy acquisition costs on universal life contracts are capitalized and amortized over the life of the contract at a constant rate based on the present value of the estimated gross profit amounts expected to be earned over the life of the universal life contracts.

The value of CCRA in the Company’s various acquisitions, which is included in cost of customer relationships acquired in the accompanying consolidated financial statements, was determined based on the present value of future profits

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
discounted at rates ranging from 5% to 8.5%. In 2005 the Company recorded additional amortization of $2.3 million related to the Louisiana hurricanes. In conjunction with this loss recognition, management revised the Company’s amortization methodology to (a) reduce its projection of future collected premiums by approximately 4% and (b) to amortize the acquired paid up block over in force balances, which resulted in a $400,000 decrease in amortization expense in 2006. As a result, for premium-paying policies, the CCRA is being amortized over the anticipated premium paying period of the related policies. For paid-up policies, amortization is based on the change in in-force balances. Prior to 2006, amortization for premium paying and paid-up policies was amortized over the anticipated premium paying period.

(f)	Policy Liabilities and Accruals

Future policy benefit reserves for life insurance have been computed by the net level premium method with assumptions as to investment yields, dividends on participating business, mortality and withdrawals based upon the Company’s and industry experience, which provide for possible unfavorable deviation. A new GAAP era was created in 2006 for CICA new issues to better reflect mortality and persistency. This new era lowered reserves by $400,000 in 2006.

Annuity benefits are carried at accumulated contract values based on consideration paid by participants, annuity rates of return ranging from 3.0% to 8.0% and annuity withdrawals.

Accident and health reserves are carried based on case-basis estimates for reported claims.

The Company’s casualty business by its nature requires contingencies for loss reserves and claim costs resulting from specific uncertainties that are not considered to be recurring or normal due to their significance or nature. In 2005, Hurricane Katrina devastated the Gulf Coast. The Company suffered losses of $4.1 million in excess of its reinsurance coverage related to this storm. At the end of 2006, the Company was still receiving claims related to Katrina. As a result, loss reserves were increased by $500,000 in anticipation of newly reported or adjusted claims.

Premium deposits accrue interest at rates ranging from 4.0% to 8.25% per annum. The cost of insurance is included in premium when collected and interest is credited annually to the deposit account.

Policyholder dividends are determined based on the discretion of the Company’s Board of Directors. The Company utilizes contractual life insurance dividend scales as shown in published dividend illustrations at the date the insurance contracts are issued (unrelated to the Company’s net income)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
in determining policyholder dividends. Policyholder dividends are accrued over the premium paying periods of the insurance contracts.

Policy and contract claims are based on case-basis estimates for reported claims, and on estimates, based on experience, for incurred but unreported claims and loss expenses.

(g)	Excess of Cost Over Net Assets Acquired and Other Intangible Assets

The excess of cost over net assets acquired (goodwill) is the difference between the purchase price in a business combination and the fair value of assets and liabilities acquired. Other intangible assets include various state insurance licenses, which have been determined to have an indefinite useful lives. Therefore, amounts are not amortized. Instead, such assets are subjected to annual impairment analyses, while intangibles with definitive lives are amortized over the life of the respective asset. The Company performed assessments of whether there was an indication that goodwill and intangible assets were impaired on December 31, 2006 and wrote off $1.0 million of goodwill in 2006. No impairments were identified in 2005 and 2004.

(h)	Participating Policies

At December 31, 2006 and 2005, participating business approximated 48.2% and 47.2%, respectively, of life insurance in force.

Future policy benefits on participating policies are estimated based on net level premium reserves for death and endowment policy benefits ranging from 3% to 8%, and the cash surrender values described in such contract. The average rate of investment yields used in the determination of expected gross margin was 6% in 2006 and 6% in 2005. Earnings and dividends on participating policies are allocated based on policies in force.

(i)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed under the if-converted method giving effect to all potential dilutive common stock, including options, warrants and convertible/redeemable preferred stock. The basic and diluted weighted average shares outstanding for the year ended December 31, 2006 were 41,218,000, compared to 41,105,000 for 2005 and 41,017,000 for 2004. The per share amounts have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from 7% stock dividends paid in 2005 and 2004.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
The 2005 stock dividend resulted in the issuance of 2,841,000 Class A shares (including 205,000 treasury shares) and 66,000 Class B shares. The 2004 stock dividend resulted in the issuance of 2,650,000 Class A shares (including 192,000 treasury shares) and 61,000 Class B shares.

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended
	December-31
	2006	2005	2004
	(In thousands except per share
	amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$8,677	7,302	7,732
Less: Preferred stock dividend	(686)	(558)	(250)
Accretion of deferred issuance costs and discounts on preferred stock	(1,337)	(1,418)	(679)

Net income to common stockholders	$6,654	5,326	6,803

Basic and diluted earnings per share of common stock	$0.16	0.13	0.17

Denominator:
Weighted average shares outstanding-basic and diluted	41,218	41,105	41,017

The effects of Series A-1 Convertible Preferred Stock and warrants, along with the Series A-2 Convertible Preferred Stock and warrants, are dilutive for 2006. The preferred stock is dilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the year ended December 31, 2006, 2005 and 2004 in relation to the Class A common stock obtainable on conversion lowers basic income per share. The warrants issued with the preferred stock are anti-dilutive because the exercise price is in excess of the average Class A common stock market price for the year ended December 31, 2006, 2005 and 2004.

(j)	Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered. Valuation allowances are recorded as needed to reduce deferred tax assets to the amounts the Company expects to realize.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(k)	Property and Equipment

Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets, ranging from three to 30 years. We amortize leasehold improvements over the shorter of the related lease term or the estimated life of the improvements. The Company has no capital leases.

Following is a summary of property and equipment:

	December 31,
	2006	2005
	(In thousands)
Property and equipment
Home office land and buildings	$6,754	6,832
Furniture and equipment	1,773	1,750
Electronic data processing equipment	4,036	3,320
Automobiles and marine assets	394	394
Airplane	3,166	2,971

Total property and equipment	16,123	15,267
Accumulated depreciation	(8,773)	(7,530)

Net property and equipment	$7,350	7,737

(l)	Reinsurance Recoverable

Reinsurance recoverable includes expected reimbursements for policyholder claim amounts in excess of the Company’s retention, as well as profit sharing and experience refund accruals. Reinsurance recoverable is reduced for estimated uncollectible amounts, if any.

Reinsurance premiums, losses and adjustment expenses are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. The cost of reinsurance related to long duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. The cost of reinsurance related to short duration contracts is accounted for over the coverage period. Profit-sharing and similar adjustable provisions are accrued based on the experience of the underlying policies.

(m)	Cash Equivalents

The Company considers as cash equivalents all securities whose duration does not exceed 90 days at the date of acquisition.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(n)	Depreciation

Depreciation is calculated on a straight-line basis using estimated useful lives ranging from three to 10 years. Building improvements are depreciated over the estimated lives of 30 years.

(o)	Use of Estimates

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

(p)	Reclassifications

The following reclassifications have been made to 2005 and 2004 amounts to conform to the 2006 presentation:
•	$2,905,000 consisting of accretion of preferred stock deferred issuance costs and discounts and of preferred stock dividends in 2005 have been reclassified from retained deficit to Class A common stock.

•	$2,830,000 and $3,233,000 of annuity considerations have been reclassified out of revenues, with an equal amount reclassified out of increase in future policy benefit reserves in 2005 and 2004, respectively. $1,583,000 and $2,460,000 of annuity benefits have been reclassified out of claims and surrenders and netted out of the increase in future policy benefit reserves in 2005 and 2004, respectively.

•	$628,000 and $266,000 related to due premiums have been reclassified into life insurance premiums, and an equal amount has been reclassified into increase in future policy reserves in 2005 and 2004, respectively.

•	$191,000 and $286,000 of universal life considerations have been reclassified between annuity and universal life considerations into other income in 2005 and 2004, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(q)	Accounting Pronouncements

In September 2005, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs and unearned inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company does not expect that the implementation of SOP 05-01 will have a material impact on its consolidated financial statements.

In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), that are impaired at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but has issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FSP 115-1), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 was effective on a prospective basis for other-than-temporary impairments on certain investments in periods beginning after December 15, 2005. The Company has no investments that are impaired under EITF Issue No. 03-1 and adoption of FSP 115-1 did not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 2 and FASB Statement No. 3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(SFAS 154). The Statement requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not have any impact on the Company’s consolidated financial statements.

At the September 2004 meeting, the EITF reached a consensus with respect to Issue No.-04-8, Accounting Issues Related to Certain features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. This Issue addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share (EPS). The adoption of Issue No. 04-8 in the first quarter 2005 did not affect the Company’s EPS.

In September 2006, the FASB issued FAS-No.-157, Fair Value Measurements (FAS-157). FAS-157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. However, FAS-157 does not require new fair value measurements. The guidance in FAS-157 will be applied prospectively with the exception of certain financial and hybrid instruments measured at initial recognition under FAS-No.-133, Accounting for Derivative Instruments and Hedging Activities, and for block discounts of financial instruments. Additionally, FAS-157 will increase the disclosures required. The pronouncement is effective for fiscal years beginning after November-15, 2007. The Company is currently evaluating the impact of FAS-157 on the Company’s financial instruments and its consolidated financial statements.

In February 2007, the FASB issued FAS-No.-159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS-159). FAS-159 permits the option to measure most financial instruments and certain other items at fair value at specified election dates. The change in value represents the unrealized gains and losses that will be included in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. FAS-159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating its assets and liabilities to determine which financial instruments, if any, are eligible to account for at fair value under FAS-159 and the related impact on the Company’s consolidated financial statements.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.-10

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(FIN-48), which clarifies the accounting for uncertainty in income tax positions. FIN-48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN-48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. The effective date of this implementation guidance was January 1, 2007, with the cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings. The implementation of FIN-48 will not be material to the Company’s consolidated financial condition.

On September 13, 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The issuance provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. There are two common approaches used to quantify such errors. Under the first approach, the rollover approach, the error(s) are quantified as the amount by which the current year income statement is misstated. The second approach, the iron curtain approach, quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on either approach can produce results that are still misleading. This is possible by either accumulating errors on the balance sheet that may not have been material to any individual income statement, but which nonetheless may misstate one or more balance sheet accounts or by disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements.

SAB 108 requires companies to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This quantification is performed using both a balance sheet and an income statement approach, and errors are to be evaluated under each approach. Thus, a registrant’s financial statements would require adjustment when either approach results in quantifying a material misstatement after considering all relevant quantitative and qualitative factors.

The Company adopted SAB 108 effective January 1, 2006. As such, the Company has evaluated the balance sheet and prior period income statements to determine if any material misstatements had occurred. The Company identified misstatements in several balance sheet accounts, but determined that no errors were material to any prior year; therefore, prior year financial statements will not require amendment. The Company’s SAB 108 adjustment increased the retained deficit by $3.1 million at January 1, 2006.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
The adoption was done through a cumulative adjustment comprised of several error corrections, as shown below:

	AMOUNT	NOTE
	(In thousands)
Errors corrected in 1-1-2006 cumulative adjustment
Statutory to GAAP accounting technique misstatements	$(2,633)	A
Due premium	955	B
SPLIC purchase accounting	(266)	C
SPLIC negative reserves	(544)	C
Other intangibles	(952)	D
Reinsurance recoverables	378	E
Pending life claim liability	(225)	F
Miscellaneous liability	184	G
Intercompany payable elimination	162	H
Property and equipment depreciation	(120)	I
Accident and health excess mortality reserve	(67)	J
Mortgage loan allowance reversal	50	K

Net adjustments other than income taxes	(3,078)
Deferred income tax effect	1,047	M

Adjustments net of tax	(2,031)
Correction of current taxes payable	(253)	L
Deferred taxes	(863)	M

Net adjustment to beginning retained deficit as of January 1, 2006	$(3,147)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
The table below reconciles the balance sheet at December 31, 2005 with the SAB 108 adjustments to the adjusted balance at January 1, 2006.

	12/31/2005	Correction	Note	1/1/2006
Assets
Investments:
Fixed maturities and equity securities	$458,181	—		458,181
Mortgage loans on real estate	833	50	K	883
Policy loans	23,918	(804)	A	23,114
Real estate and other long-term investments	1,879	972	A	2,851
Cash and cash equivalents	18,311	—		18,311
Accrued investment income	6,478	(14)	A	6,464
Reinsurance recoverable	19,118	378	E	19,496
DAC and CCRA	109,669	(863)	C	108,806
Other intangible assets	2,095	(952)	D	1,143
Excess of cost over net assets acquired	12,402	—		12,402
Property and equipment	7,737	(120)	I	7,617
Due premium, net	28	4,955	B	4,983
Other assets	1,240	(306)	A	934

Total assets	$661,889	3,296		665,185

Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefit reserves:
Life insurance	$436,717	4,544	B,C	441,261
Annuities	19,440	—		19,440
Accident and health	11,580	5	A	11,585
Policyholder deposits, accumulations, claims payable and other funds	31,709	292	F,J	32,001
Commissions payable	2,667	(541)	A	2,126
Federal income tax payable	448	253	L	701
Deferred Federal income tax	1,621	(184)	M	1,437
Warrants outstanding	1,587	—		1,587
Funds held in trust and other liabilities	7,611	2,074	A,C,G,H	9,685

Total liabilities	513,380	6,443		519,823
Convertible preferred stock	11,546	—		11,546
Total stockholders’ equity	136,963	(3,147)		133,816

Total liabilities and stockholders’ equity	$661,889	3,296		665,185
A.	The Company has historically used a manual technique for converting its statutory insurance accounting trial balances to a GAAP basis. Due to the nature of this method, certain detail supporting various balance sheet account adjustments was lost through the years. During the process of

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
performing account reconciliations during the third and fourth quarters of 2006, misstatements of these balance sheet accounts were identified. The analysis indicated that these errors occurred prior to 2006. The accounts affected and their net effect included in the beginning SAB 108 adjustment are as follows:

Decrease (Increase)
to Retained Deficit
(In thousands)
Other liabilities understated	$(3,017)
Other long-term investments understated	972
Policy loans overstated	(804)
Other assets overstated	(656)
Commissions payable overstated	541
Agent accounts receivable understated	350
Accrued investment income overstated	(14)
Accident and health reserve understated	(5)

Net increase in retained deficit	$(2,633)

B.	Prior to 2006, the Company recognized premium revenue on its traditional SFAS 60 life insurance policies when received, rather than when due. Also, the future policy benefit reserves were reduced by the net due premium, rather than presented at their gross amount. As of December 31, 2005, there was $4,955,000 of unrecorded gross due premiums receivable, and $4,000,000 of net due premiums netted against future policy benefit reserves. The net effect of correcting this accounting was an increase in pre-tax income of $955,000. Although previously corrected in our first quarter 2006 financial statements, this amount has now been reversed out of 2006 income and is included in the SAB 108 adjustment.

C.	When the Company acquired SPLIC in 2004, as part of the beginning purchase accounting balance sheet, the Company initially set up a liability for future payments on operating leases for district offices, which were inappropriately capitalized. This liability had a balance of $497,000 at December 31, 2005. A liability was also initially set up in the beginning purchase accounting balance sheet in the amount of $100,000 for general contingencies, which ultimately was not supportable. These liabilities have been eliminated through the SAB 108 adjustment. The correction of these liabilities would have resulted in additional negative goodwill at the time of acquisition, which was recorded as a reduction of the initial CCRA. As a result, CCRA was also reduced by $863,000 as of December 31, 2005 and has been recorded as a part of the SAB 108 adjustment. The net of these items is an increase in the retained deficit of $266,000.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
The Company also determined that certain plans of insurance of SPLIC had negative future policy benefit reserves. Accordingly, an adjustment has been recorded in the amount of $544,000.

D.	While preparing the first quarter of 2006 financial statements, the Company determined that there was $350,000 of other intangible assets related to state insurance licenses of acquired companies which had been merged into CICA in prior years. These intangible assets should have been written off when the companies were merged and were written off in the first quarter of 2006. While preparing the year-end 2006 financial statements, the Company determined that an additional $602,000 of intangible assets of a previously merged company and intangibles with definite lives should have also been written off. The combined $952,000 reduction of other intangibles was included in the SAB 108 adjustment, $350,000 of which was reversed out of 2006 income.

E.	During the preparation of quarterly financial statements in 2006, the Company determined that it had certain adjustable reinsurance contract provisions that had been recorded when settled, rather than when earned. CICA’s accidental death benefit reinsurance contract had a favorable experience refund of $216,000 for the 2005 contract year, which should have been accrued at December 31, 2005. SPFIC’s catastrophe reinsurance contract had a premium refund of $162,000, which should have been accrued at December 31, 2005. Although previously included in our 2006 quarterly financial statements, the total reinsurance receivable of $378,000 has now been reversed out of 2006 income and is a part of the SAB 108 adjustment.

F.	A life claim liability in the amount of $225,000 was erroneously eliminated in 2005 while the Company converted its statutory trial balances to GAAP. This adjustment has been corrected through the SAB 108 adjustment.

G.	During its 2006 account reconciliations, the Company identified $75,000 of expense accruals, $60,000 of state tax accruals and $49,000 of miscellaneous payables that were general reserves established in prior years and not based on known specifics; as such, they were not supportable. The $184,000 total for these items is included in the SAB 108 adjustment.

H.	While preparing the year-end 2006 financial statements, it was determined that a prior year $162,000 intercompany payable from the insurance company subsidiaries to Citizens was not eliminated. This amount is included in the SAB 108 adjustment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
I.	During its 2006 account reconciliations, a prior year entry to reverse excess statutory accounting depreciation was discovered. This entry was not supportable and is included in the SAB 108 adjustment in the amount of $120,000.

J.	During its 2006 account reconciliations, the Company identified $67,000 of accident and health morbidity reserves that were general reserves established in a prior year and not based on known specifics; as such, they were not supportable and are included in the SAB 108 adjustment.

K.	An allowance for losses on mortgage loans for $50,000, which was not related to a specific loan, and has existed for many years, was reversed and included in the beginning SAB 108 adjustment.

L.	As part of its 2006 account reconciliations, current income taxes payable were analyzed and increased by $253,000. This adjustment was to adjust the December 31, 2005 liability to the 2005 tax returns as filed, and is included in the SAB 108 adjustment.

M.	Prior to 2006, the Company used the roll forward method to calculate deferred income taxes. During 2006, the Company began using the tax basis balance sheet method, which identified errors that resulted in an increase to deferred taxes payable at December 31, 2005 of $863,000.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
2)	Investments

The cost, gross unrealized gains and losses and fair value of investments of fixed maturities and equity securities, as of December 31, 2006 and 2005, are as follows:

December 31, 2006
(In thousands)
		Gross	Gross
		unrealized	unrealized
	Cost	gains	(losses)	Fair value
Fixed Maturities Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$13,862	809	(4)	14,667
U.S. Government-sponsored enterprises	266,554	102	(5,933)	260,723
Public utilities	2,016	—	(33)	1,983
Debt securities issued by states of the United States and political subdivisions of the states	59,950	237	(438)	59,749
Corporate debt securities	101,197	85	(2,929)	98,353
Securities not due at a single maturity date	54,360	26	(1,543)	52,843

Total fixed maturities available-for-sale	$497,939	1,259	(10,880)	488,318

Total Equity Securities:	$279	40	(7)	312

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
December 31, 2005
(In thousands)

		Gross	Gross
		unrealized	unrealized
	Cost	gains	(losses)	Fair value
Fixed maturities held-to-maturity:
U.S. Treasury securities	$5,510	958	—	6,468
U.S. Government-sponsored enterprises	2,130	546	—	2,676

Total fixed maturities held-to-maturity	$7,640	1,504	—	9,144

Fixed maturities available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$14,662	298	(49)	14,911
U.S. Government-sponsored enterprises	221,677	1,595	(4,712)	218,560
Public utilities	2,939	41	(12)	2,968
Debt securities issued by states of the United States and political subdivisions of the states	53,504	279	(491)	53,292
Corporate debt securities	110,253	756	(2,387)	108,622
Securities not due at a single maturity date	54,352	35	(2,809)	51,578

Total fixed maturities available-for-sale	$457,387	3,004	(10,460)	449,931

Total Equity Securities:	$429	202	(21)	610

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
For investments of available-for-sale fixed maturities and equity securities that have unrealized losses as of December 31, 2006, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows:

		Gross	Gross
		unrealized	unrealized
		(losses) less	(losses)
		then 12	more then
	Cost	months	12 months	Fair value
Fixed maturities available-for-sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$201	(1)	—	200
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	206	—	(3)	203
U.S. Government-sponsored enterprises	67,471	(530)	—	66,941
U.S. Government-sponsored enterprises	194,893	—	(5,403)	189,490
Public utilities	2,016	(33)	—	1,983
Debt securities issued by states of the United States and political subdivisions of the states	17,690	(248)	—	17,442
Debt securities issued by states of the United States and political subdivisions of the states	18,291	—	(190)	18,101
Corporate debt securities	27,081	(627)	—	26,454
Corporate debt securities	65,970	—	(2,302)	63,668
Securities not due at a single maturity date	405	(8)	—	397
Securities not due at a single maturity date	48,998	—	(1,535)	47,463

Total fixed maturities available-for-sale	$443,222	(1,447)	(9,433)	432,342

Total Equity Securities:	$79	—	(7)	72

The fixed maturities available-for-sale in a gross unrealized loss situation for more than 12 months are primarily investments in callable instruments issued by U.S. Government agencies and the current loss position primarily relates to changes in the current interest rate environment. It is remote that unrealized losses on these instruments will result in realized losses, because the Company has the intent and believes it has the ability to hold these securities to full recovery. The Company has determined that none of these losses are other than temporary.

The amortized cost and fair value of fixed maturities at December 31, 2006 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
Fixed maturities available-for-sale
(In thousands)

	Amortized Cost	Fair Value
Due in one year or less	$11,208	11,171
Due after one year through five years	41,774	40,615
Due after five years through ten years	21,937	21,437
Due after ten years	368,660	362,252

	443,579	435,475
Securities not due at a single maturity date	54,360	52,843

Totals	$497,939	488,318

The securities not due at a single maturity date are mortgage-backed obligations of U.S. Government corporations and agencies.
The Company had no investments in any one entity that exceeded 10% of stockholders’ equity at December 31, 2006.
The Company’s investment in mortgage loans is concentrated 49% in Texas and 51% in Louisiana as of December 31, 2006.
Major categories of net investment income are summarized as follows:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Investment income on:
Fixed maturities	$25,386	21,572	15,443
Equity securities	6	16	36
Mortgage loans on real estate	46	330	36
Policy loans	1,219	1,494	1,392
Long-term investments	479	468	447
Other	255	579	293

	27,391	24,459	17,647

Investment expenses	(416)	(891)	(642)

Net investment income	$26,975	23,568	17,005

Proceeds and gross realized gains (losses) from sales of fixed maturities available-for-sale for 2006, 2005 and 2004 are summarized as follows:

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004

	Year ended December 31,
	2006	2005	2004
		(In thousands)
Proceeds	$14,006	14,569	42,824

Gross realized gains	$1,090	324	1,715

Gross realized (losses)	$(122)	(121)	(1,351)

During 2006, the Company sold the remaining three zero coupon fixed maturity securities in its portfolio, as they did not meet the Company’s investment criteria. One of the securities was in the held-to-maturity portfolio. The amortized cost of this security was $2,189,000, with a $283,000 realized gain. After this sale, the one security remaining in the held-to-maturity portfolio was transferred to the available-for-sale portfolio as of December 31, 2006, which resulted in an unrealized gain of $484,000, net of tax, and is included in other comprehensive income.
Proceeds and gross realized gains (losses) from sales of equity securities for 2006, 2005 and 2004 are summarized as follows:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Proceeds	$334	616	63

Gross realized gains	$183	322	—

Gross realized (losses)	$—	—	—

Realized gains (losses) are as follows:

	Year ended December 31,
	2006	2005	2004
		(In thousands)
Realized gains (losses):
Fixed maturities	$1,251	203	364
Equity securities	183	322	—
Gain from the sale of property and equipment	—	505	45
Loss on other invested assets	(148)	(611)	(20)

Net realized gains	$1,286	419	389

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(3)	Cost of Customer Relationships Acquired and Excess of Cost Over Net Assets Acquired

Cost of customer relationships acquired is summarized as follows:

	Year ended December 31,
	2006	2005	2004
		(In thousands)
Balance at beginning of period	$39,259	44,904	16,884
SAB 108 adjustment	(863)	—	—

Adjusted balance at beginning of period	38,396	44,904	16,884
Increase (decrease) related to:
Acquisitions	—	—	33,942
Amortization	(3,584)	(5,645)	(5,922)

Balance at end of period	$34,812	39,259	44,904

Estimated amortization of cost of customer relationships acquired in each of the next five years is as follows. Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.
(In thousands)

Year	Amount
2007	$3,575
2008	3,038
2009	2,750
2010	2,487
2011	2,279
Thereafter	20,683
In 2005, the Company recorded additional amortization of $2.3 million, in SPLIC, related to the Louisiana hurricanes. In conjunction with this loss recognition, management revised the Company’s amortization methodology to (a) reduce the projection of future collected premiums by approximately 4% and (b) to amortize the acquired paid up block over in force balances, which resulted in a decrease in amortization expense in 2006. As a result, for premium-paying policies, the Cost of Customer Relationships Acquired (CCRA) is being amortized over the anticipated premium paying period of the related policies. For paid-up policies, amortization is based on the change in in-force balances. Prior to 2006, amortization for premium paid-up policies was amortized over the anticipated premium paying period.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
Excess of cost over net assets acquired is summarized as follows:

		Accumulated
	Gross	amortization	Net
		(In thousands)
Balance at January 1, 2004	$18,007	(5,068)	12,939
Adjustment of purchase accounting accounting on acquisition	(537)	—	(537)

Balance at December 31, 2004 and 2005	17,470	(5,068)	12,402

Impairment of Goodwill	(1,016)	—	(1,016)

Balance at December 31, 2006	$16,454	(5,068)	11,386

All Excess of Cost Over Assets Acquired (i.e., goodwill) is in the Life Insurance segment and is tested for impairment at December 31 of each year. The analysis of goodwill of CNLIC, a reporting unit within the Life Insurance segment, indicated that it was impaired at December 31, 2006. Due to significant declines in new business issued by CNLIC, the fair value of this reporting unit was below its carrying value. As a result, an impairment loss of $1,016,000 was recognized in the fourth quarter of 2006. The fair value of that reporting unit was estimated using the present value of estimated future cash flows.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(4)	Policy Liabilities

Various assumptions used to determine the future policy benefit reserves of life insurance include the following: a) valuation interest rates from 4 to 9%, b) mortality assumptions are from the 1955 to 1960, 1965 to 1970, 1975 to 1980 and 2001 Select and Ultimate mortality tables and c) withdrawals are based primarily on actual historical termination rates.

The following table presents information on changes in the liability for life and accident and health policy and contract claims for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
		(In thousands)
Policy and contract claims payable at January 1	$11,227	8,282	5,648
Less: reinsurance recoverable	4,337	2,714	1,144

Net balance at January 1	6,890	5,568	4,504

SAB 108 adjustment (see note1(q))	292	—	—

Adjusted balance at January 1	7,182	5,568	4,504

Acquisitions of Security Plan	—	—	3,715
Less: reinsurance recoverable	—	—	—

Net acquired balance	—	—	3,715

Add: claims incurred, related to:
Current year	24,760	27,928	12,744
Prior years	2,838	(1,212)	(1,833)

	27,598	26,716	10,911

Deduct: claims paid, related to:
Current year	18,731	21,037	11,514
Prior years	8,670	4,357	2,048

	27,401	25,394	13,562

Net balance December 31	7,379	6,890	5,568
Plus: reinsurance recoverable	2,069	4,337	2,714

Policy and contract claims payable, December 31	$9,448	11,227	8,282

The favorable development of prior year claim reserves in 2005 and 2004 reflects claims settling at amounts less than actuarial estimates. These settlements, predominantly on accident and health policies, can vary significantly from the actuarially computed expected experience, particularly on a “closed block” of business, where policies may lapse resulting in a lower incurred claim amount than would otherwise be expected. The adverse development in 2006 occurred because SPFIC was negatively impacted by the 2005 hurricanes in Louisiana. Through December 31, 2006, losses in excess of reinsurance amounted to more than $4.1 million, resulting in Security Plan infusing $4.0 million of additional capital into SPFIC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(5)	Reinsurance

In the normal course of business, the Company reinsures portions of certain policies that it underwrites to limit disproportionate risks. During 2006 and 2005, the Company retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life. The Company also reinsures 100% of its accidental death benefit rider coverage. Catastrophe reinsurance is in place for our property policies. In 2006, this reinsurance provided $10,000,000 of coverage above $500,000. In 2005, this reinsurance provided $7,100,000 of coverage above $250,000 for the first event and the same coverage for the second event upon payment of a reinstatement premium. Our health insurance policies are substantially all reinsured on a 100% coinsurance basis. The Company remains contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. We obtain reinsurance from multiple reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. As we are not relieved of our liability to the ceding companies for reinsured business, the liabilities and obligations associated with the reinsured contracts remain on our consolidated balance sheets with a corresponding reinsurance receivable from the business sold. To support and protect our position we have established and funded a trust to support our liabilities related to accident and health reinsurance ceded to Texas International Life Insurance Company.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
Assumed and ceded life reinsurance activity as of December 31, 2006, 2005 and 2004 is summarized as follows:

	2006	2005	2004
		(In thousands)
Aggregate assumed life insurance in force	$669,787	592,636	488,312

Aggregate ceded life insurance in force	$(258,756)	(221,793)	(265,001)

Net life insurance in force	$4,382,530	4,058,072	3,736,355

The Company’s net reinsurance recoveries on ceded reinsurance less assumed reinsurance were $9.4 million in 2006, $19.9 million in 2005, and $11.6 million in 2004. Premiums and claims and surrenders assumed and ceded for all lines of business for these years are summarized as follows:

	2006	2005	2004
		(In thousands)
Premiums assumed	$1,126	571	636

Premiums ceded	$(11,811)	(13,867)	(15,389)

Claims and surrenders assumed	$1,056	561	627

Claims and surrenders ceded	$(10,448)	(20,433)	(12,217)

SPFIC had reinsurance agreements in place to protect it from catastrophic events such as Hurricanes Katrina and Rita that struck Louisiana in 2005. The agreements in place during 2005 provided that SPFIC bore responsibility for the first $250,000 of incurred claims. Reinsurers indemnified SPFIC for losses in excess of $250,000 up to $7.1 million per event. Any amount over $7.1 million was SPFIC’s responsibility. The Company incurred claims of approximately $750,000 in excess of $7.1 million on Hurricane Katrina. Once the maximum coverage was met, SPFIC had an opportunity to pay for “2nd event” coverage, upon payment of approximately $400,000 in premium. SPFIC elected to do so and the claims for Hurricane Rita were covered under this second event reinsurance. Through December 31, 2005, claims related to Hurricane Rita were approximately $3.7 million and were 100% reinsured. For calendar year 2006, SPFIC elected to increase the amount of 1st event catastrophe reinsurance to $10 million and increase the retention to $500,000 by paying an annual premium of $798,750.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
The table below shows the insurance subsidiaries’ stockholder’s equity and net income (loss) for life insurance operations and property insurance operations.

	2006	2005
	(In thousands)
Statutory Stockholders’ Equity
Life insurance operations	$99,693	102,463
Property insurance operations	3,393	1,438

Total statutory stockholders’ equity	$103,086	103,901

	2006	2005	2004
		(In thousands)
Statutory Net Income (Loss)
Life insurance operations	$9,104	7,747	11,847
Property insurance operations	(3,783)	(3,812)	327

Total statutory net income	$5,321	3,935	12,174

Generally, the net assets of the insurance subsidiaries available for transfer to the Company are limited to the greater of the subsidiary net gain from operations (net income for SPFIC) during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Under these practices, total capital and surplus at December 31, 2006 was $103,086,000. Payments of dividends in excess of such amounts would generally require approval by the regulatory authorities. Based upon statutory net gain from operations (net income for SPFIC) and surplus of the individual insurance companies as of and for the year ended December 31, 2006, approximately $10,277,000 of dividends could be paid to the Company without prior regulatory approval in 2007.

CICA, CNLIC and SPLIC have calculated their risk based capital (RBC) in accordance with the National Association of Insurance Commissioners’ Model Rule and the RBC rules as adopted by their respective state of domicile. The RBC as calculated for CICA, CNLIC and SPLIC as of December 31, 2006 exceeded levels requiring company or regulatory action.

(7)	Revolving Line of Credit and Term Loan

On March 22, 2004, the Company entered into a revolving loan agreement with Regions Bank establishing a commitment for a line of credit of $30,000,000 that matured on March 22, 2005. It was extended at maturity until September 21, 2005.

On October 1, 2004, the Company entered into a Second Amendment to the Loan Agreement that converted a $30 million advance against the line of credit made for the purpose of acquiring SPLIC into a term loan. Under the term loan, the Company was required to repay the principal portion of the loan in ten semi-annual installments of $3,000,000 beginning on May 1, 2005. In April 2005, the term loan was paid off.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
Documents to renew the line of credit through October 2007, and to increase the borrowing capacity to $75 million were executed in November 2006. The line of credit provides for a maximum of $5,000,000 for general corporate purposes not related to the acquisition of insurance companies. Although the line of credit was increased, additional borrowing above $30 million will require the prior written approval of the holders of the Company’s preferred stock. No amount was outstanding on this line at December 31, 2006.

(8)	Convertible Preferred Stock

On July 12, 2004, the Company completed a private placement of $12.5 million of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to four unaffiliated institutional investors. The Company used the net proceeds from the sale of the Series A-1 Preferred as part of the purchase price for the acquisition of SPLIC (See Notes 7 and 9). Along with the Series A-1 Preferred, the Company also issued warrants to purchase 544,000 shares of Class A common stock, at an exercise price of $6.95 per share, and unit warrants to purchase Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”).

The conversion, exercise and redemption prices set forth in this Note 8, along with the numbers of shares and warrants (except for the 25,000 Series A-1 Preferred shares referenced below), have been adjusted for the respective stock dividends paid December 31, 2004 and December 30, 2005.

The 25,000 shares of Series A-1 Preferred carry a 4% per annum dividend, payable in cash or, if certain conditions are met, shares of the Company’s Class A common stock. The Company has paid all of the preferred dividends through December 31, 2006 with Class A common stock.

The Company may, at its option, subject to certain conditions, increase the issued Series A-1 Preferred by $12.5 million to $25 million by requiring the investors to make additional payments for their shares of Series A-1 Preferred. To the extent the Company increases the issue from $12.5 million, the number of Class A common shares that may be purchased pursuant to the seven-year warrants would increase proportionately.

The Series A-1 Preferred and Series A-2 Preferred are convertible at the option of the investors at any time into shares of Class A common stock at a conversion price of $6.33 per share and a range from $6.11 to $7.26 per share, respectively and each with a mandatory redemption in five years after their issuance if not converted prior to the redemption date. The Series A-1 Preferred can be converted into an aggregate of 1,975,000 Class A common shares. The Series A-2 Preferred can be converted into an aggregate number of shares based on a variable defined price.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
The Series A-1 and A-2 Preferred stock is mandatorily redeemable in 2009. Both may also become redeemable at the option of the holder if certain conditions exist, as described below. Under either scenario the shares may be redeemed in cash or shares of Class A common stock depending on the circumstances. If redeemed in stock, the redemption price is based on a defined formula.

The provisions of the Series A Preferred Stock require that if (i) at any time after the original issue date of the stock, the closing price of our Class A common stock for any 42 trading days, including a period not less than 5 consecutive trading days, is less than $4.80, or (ii) we issue Class A common stock or common stock equivalents for less than $6.11 per share, then the holders of the Series A Preferred Stock may require us to redeem their shares of Series A Preferred Stock at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The preferred holders’ right to require a redemption has not been triggered under clause (i) or clause (ii) above. If the right were to be triggered, that right would terminate if the price per share of Class A common stock exceeds certain defined amounts for certain specified periods of time.

We will be required to redeem any shares of the Series A Preferred Stock that remain outstanding on the fifth anniversary after their issuance at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of such payment. If the average price is less than $3.50 per common share, the redemption must be in cash.

Another provision of the Series A Preferred Stock allows the preferred holders to require the Company to repurchase in cash (1) any shares of Series A Preferred Stock still held by the preferred shareholders and (2) any shares of Class A common stock still held by the preferred shareholders pursuant to the provisions of the Preferred Stock if certain defined “Events” or other conditions occur and are not cured within specified time periods. Those Events or conditions generally relate to the preferred holders’ ability to resell their Class A common shares.
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

On July 7, 2005, the first of the three investors to do so exercised its unit warrant and purchased 1,338 shares of Series A-2 Preferred for $1,250,000, convertible into Class A common stock at $6.11 per common share, and seven year warrants to purchase 56,000 shares of Class A common stock at an exercise price of $6.72 per share.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
On September 30, 2005, the second investor exercised its unit warrant, purchasing 1,338 shares of Series A-2 Preferred for $1,250,000, convertible into Class A common stock at $7.26 per common share, and seven year warrants to purchase 47,000 shares of Class A common stock at an exercise price of $7.99 per share.

In early October 2005, the third investor exercised its unit warrant, purchasing 1,338 shares of Series A-2 Preferred for $1,250,000, convertible into Class A common stock at $7.20 per common share, and seven year warrants to purchase 48,000 shares of Class A common stock at an exercise price of $7.92 per share.

In October 2005, the remaining series A-2 Preferred Stock and associated warrants expired without the fourth investor exercising its option. In connection with the issuance of Series A-1 Preferred and associated warrants in July 2004, the finders with respect to these transactions received, as part of the finders’ compensation, warrants to purchase 99,000 shares of Series A common stock at an exercise price of $6.95 per share. In connection with the issuances of Series A-2 Preferred and associated warrants in 2005, the finders received, as part of the finders’ compensation, warrants to purchase 28,000 shares of Class A common stock at exercise prices ranging from $6.72 to $7.99.

At July 12, 2004, the Company initially recognized deferred issuance costs of $1,486,000, a discount on the beneficial conversion feature of $3,073,000 and discounts on fair values of options and warrants of $2,719,000, respectively, as offsets against the $12.5 million issuance of the Series A-1 Preferred. The beneficial conversion feature represents the difference at July 12, 2004 between the fair value of the Citizens stock and the effective conversion price, taking into account embedded warrants and options based upon the number of shares to be converted at inception. This intrinsic value of the beneficial conversion feature at July 12, 2004 reduced the carrying value of the Series A-1 Preferred on the statement of financial position with an equal amount credited to the Class A common stock. In 2004 and 2005, these deferred issuance costs and discounts were amortized to the retained deficit over the period until redemption using the effective interest method. On July 7, 2005, September 30, 2005 and October 6, 2005, three of the four unaffiliated investors exercised their right to purchase the Series A-2 Convertible Preferred Stock. The Company recognized deferred issuance costs of $247,000 and a premium of $721,000 related to the liability for the option recorded at the date of the respective exercises.

At December 31, 2006 and 2005, there was $942,000 and $1,301,000 in unaccreted deferred issuance costs and $2,427,000 and $3,405,000 in unaccreted net discount costs, respectively. The redemption value of the series A-2 convertible stock was $16,251,000 at December 31, 2006.

The initial July 12, 2004 recognition of the beneficial conversion feature and discounts on fair values of options and warrants resulted in $3,073,000 of additional paid-in capital for the Class A common stock and $2,944,000 of liabilities for options and warrants. Changes in the fair value of options and warrants are recognized in the statement of operations with a corresponding change in the liabilities for options and warrants.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
On September 30, 2004, the Company declared its initial 4% dividend to the Series A-1 Preferred shareholders. The Company paid the dividend by issuing 19,000 shares of its Class A common stock valued at $116,000. On December 31, 2004, the Company declared the second quarterly dividend, consisting of 21,000 shares of its Class A common Stock valued at $133,000. On March 31, 2005, the Company paid the third quarterly dividend, consisting of 24,000 shares of its Class A common stock valued at $131,000. On June 30, 2005, the Company paid the fourth quarterly dividend, consisting of 22,000 shares of its Class A common stock valued at $132,000. On September 30, 2005, the Company paid the fifth quarterly dividend, consisting of 20,000 shares of its Class A common stock valued at $131,000. Of this, 2,000 shares of Class A common stock valued at $11,000 were paid because of the unit warrant exercise and issuance of Series A-2 Preferred on July 7, 2005. On December 31, 2005, the Company paid the sixth quarterly dividend resulting in the issuance of 30,000 shares of its Class A common stock valued at $164,000. Of this, 7,000 shares of Class A common stock valued at $37,000 were paid to holders of the Series A-2 Preferred. On March 31, 2006, the Company paid our seventh quarterly dividend, resulting in the issuance of 33,000 shares of its Class A common stock valued at $172,000. Of this, 8,000 shares of the Class A common stock, valued at $40,000, were paid to the holders of the Series A-2 Preferred. On June 30, 2006, the Company paid our eighth quarterly dividend, resulting in the issuance of 35,000 shares of its Class A common stock valued at $173,000. Of this, 8,000 shares of the Class A common stock, valued at $40,000, were paid to the holders of the Series A-2 Preferred. On September 30, 2006, the Company paid our ninth quarterly dividend, resulting in the issuance of 30,000 shares of its Class A common stock valued at $174,000. Of this, 7,000 shares of the Class A common stock, valued at $40,000, were paid to the holders of the Series A-2 Preferred. On December 31, 2006, the Company paid our tenth quarterly dividend, resulting in the issuance of 25,000 shares of its Class A common stock valued at $167,000. Of this, 6,000 shares of the Class A common stock, valued at $39,000, were paid to the holders of the Series A-2 Preferred.

(9)	Mergers and Acquisitions

On October 1, 2004, CICA acquired 100% of the outstanding common stock of SPLIC. The results of SPLIC (and its subsidiary, SPFIC) have been included in the consolidated financial statements since that date. SPLIC is a provider of home service life insurance products, primarily in Louisiana.

The aggregate purchase price was $85 million of cash, plus $1,013,000 of related expenses. To fund the acquisition, Citizens borrowed $30 million from Regions Bank under a line of credit the Company had established earlier in 2004, and loaned the money to CICA in exchange for a surplus debenture. In addition, the Company made an $11 million capital contribution to CICA.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

At October 31,
2004
(In thousands)
Investments	$251,721
Cash and cash equivalents	3,781
Accrued investment income	2,642
Other intangible assets	70
Cost of customer relationships acquired	33,942
Federal income tax recoverable	22
Property and equipment	613
Other assets	363

Total assets acquired	293,154

Future policy benefit reserves	192,445
Policy claims payable	3,714
Other policyholders’ funds	1,475
Commissions payable	510
Deferred federal income taxes	4,851
Other liabilities	4,146

Total liabilities assumed	207,141

Net assets acquired	$86,013

Of the acquired intangible assets, $70,000 was assigned to state insurance department licenses that are not subject to amortization and $33,942,000 was assigned to CCRA that will be amortized over the anticipated premium paying period of the related policies. No goodwill was recognized.

The unaudited pro forma results from operations for the year ended December 31, 2004, as if SPLIC had been owned since January 1, 2004 are shown below.

	As Reported	Pro Forma
	(In thousands)
Revenue	$99,859	141,287
Net Income	7,732	12,552
Net Income Per Share	0.17	0.28
The per share amounts presented above have been adjusted retroactively for all periods presented to reflect the change in capital structure resulting from the 7% stock dividends paid in 2004.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(10)	Commitments and Contingencies

We have committed to the following contractual obligations as of December 31, 2006 with the payments due by the period indicated below:

		Less than 1			More than 5
Contractual Obligation	Total	Year	1 to 3 Years	3 to 5 Years	Years
	(In Thousands)
Operating leases	$683	267	297	119	—
Other	2,336	2,292	44	—	—

Total operating and other leases	$3,019	2,559	341	119	—

Future policy benefit reserves:
Life insurance	$473,355	176	987	9,258	462,934
Annuities	20,761	8,263	5,708	3,696	3,094
Accident and health	10,604	10,604	—	—	—

Total future policy benefit reserves	$504,720	19,043	6,695	12,954	466,028

Policy claims payable:
Life insurance	$6,189	6,189	—	—	—
Accident and health	1,423	1,423	—	—	—
Casualty	1,836	1,836	—	—	—

Total policy claims payable	$9,448	9,448	—	—	—

Convertible Preferred Stock	$16,251	—	—	16,251	—

Total contractual obligations
	$533,438	$31,050	$7,036	$29,324	$466,028

The payments related to the future policy benefits and policy claims payable reflected in the table above have been projected utilizing assumptions based upon our historical experience and anticipated future experience.

We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court, and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, and oral arguments occurred on October 21, 2004. On March 2, 2007, the Texas Supreme Court reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. The suit alleges that certain life insurance policies that we made available by our primary life insurance subsidiary to non-U.S. residents, when combined with a policy feature that allows policy dividends to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We intend to continue to pursue a vigorous defense in any remaining proceeding. However, we expect financial exposure to us, if any, would be significantly less than had the purported class not been decertified.

We are also a party to various legal proceedings incidental to our business. We have been named as a defendant in various legal actions, including one lawsuit pursuing class certification filed in the United States District Court, Eastern District of Louisiana, on August 28, 2006, styled Abadie, et al v. Aegis Security Insurance Co., et al, seeking payments for claims denied by Security Plan Fire Insurance Company (“SPFIC”) and other declaratory relief relevant to Hurricane Katrina. All property and casualty insurers in Louisiana were named in this lawsuit. On November 27, 2006, the trial court judge concluded that the flood exclusions contained in most, if not all, of the property and casualty insurance policies were ambiguous whether the exclusions pertained to flooding resulting from the negligence of third parties. As a result, the trial court judge concluded that the policies will provide coverage for all flooding resulting from the negligence of third parties. The trial court judge immediately certified his opinion for appeal. It is presently unknown whether the U.S. Court of Appeals for the Fifth Circuit will accept the appeal and, if so, what the briefing schedule will be for a resolution of this appeal. However, we assert, among other things, that the SPFIC policies’ flood exclusion language should apply. We intend to vigorously defend the applicable flood exclusion language and defend against the proposed class certification. In the event of an adverse outcome, especially with regard to (a) whether the flooding is covered by the SPFIC policies and (b) whether this litigation is appropriate for class certification, the potential exposure to SPFIC, while not at this time quantifiable, could be substantial. Reserves for claims payable are based on the expected claim amount to be paid after a case-by-case review of the facts and circumstances relating to each claim. A contingency exists with regard to these reserves until the claims are adjudicated and paid.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
Litigation, such as the matters described above, also can require significant amounts of time of our management that would otherwise be devoted to our business.

In early 2007, Citizens, Inc. acquired approximately 17 acres of real estate adjacent to property already owned at Lake Buchanan, Texas, for $2.25 million.

(11)	Segment and Other Operating Information

Operating Segment Information

The Company has three reportable segments: Life Insurance, Home Service Insurance, and Other Non-Insurance Enterprises. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies. The Company evaluates profit and loss performance based on U.S. GAAP net income before federal income taxes for its three reportable segments.

The Life Insurance segment, consisting of ordinary whole-life policies, is sold primarily throughout Central and South America and Taiwan. Traditional ordinary life, credit life and final expense policies, are also marketed in the Midwest and southern U.S. The life insurance segment is aggregated from CICA and CNLIC. A majority of revenue in this segment is also comprised of blocks of business acquired in acquisitions. At June 30, 2006, the Company assumed a 50% share of a block of domestic policies with a face value of $22 million from an unaffiliated insurer. The Company has no assets, offices or employees outside of the U.S. and requires that all transactions be in U.S. Dollars paid in the U.S.

The Company’s Home Service Insurance segment focuses on writing final expense ordinary life insurance utilizing the home service marketing distribution method, whereby approximately 350 employee-agents work on a route system to collect premiums and service policyholders. The Company also uses the home service method to write small property policies on Louisiana residents.

The measurement of segment profit and loss and segment assets do not include material transactions between segments. The Company has no reportable differences between segments and consolidated operations.

Prior to 2006, the Company operated separate segments for domestic and international life insurance. The Company has determined these segments should be combined as the operations have become less diversified, the marketing philosophies are similar and operations are under common management control. Additionally, internal analysis and reporting is based on total life insurance operations. Prior to 2004, the Company actively operated a fourth segment, Domestic Health. The

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
Company transferred a majority of this business to a third party in 2004 under a coinsurance agreement effective January 1, 2004. The Company continues to have an insignificant amount of revenue from this business.

The following summary presents the Company’s profit (loss) measurement from continuing operations for each reportable segment, along with certain components of that profit (loss) measurement, for the periods indicated.

	2006	2005	2004
Year Ended December 31	(In thousands)
Profit (Loss) Measurement
Income (loss) before federal income tax:
Life Insurance	$10,803	4,715	5,842
Home Service Insurance	3,531	5,902	2,609
Other Non-Insurance Enterprises	(992)	1,179	(363)

Total consolidated income before Federal income taxes	$13,342	11,796	8,088

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004

Year Ended December 31	2006	2005	2004
	(In thousands)
Selected Components of Profit Measurement
Total revenue:
Life Insurance	$105,747	90,649	86,468
Home Service Insurance	51,235	49,655	12,556
Other Non-Insurance Enterprises	1,077	1,809	835

Total consolidated revenue	$158,059	142,113	99,859

Premium income:
Life Insurance	$90,479	78,592	70,117
Home Service Insurance	38,017	37,682	9,797
Other Non-Insurance Enterprises	—	—	—

Total consolidated premium income	$128,496	116,274	79,914

Net investment income:
Life Insurance	$14,243	11,780	13,950
Home Service Insurance	12,232	11,573	2,876
Other Non-Insurance Enterprises	500	215	179

Total consolidated net investment income	$26,975	23,568	17,005

Amortization expense:
Life Insurance	$12,102	11,424	11,726
Home Service Insurance	3,939	4,770	849
Other Non-Insurance Enterprises	—	—	—

Total consolidated amortization expense	$16,041	16,194	12,575

Realized gains (losses):
Life Insurance	$321	(105)	788
Home Service Insurance	983	305	(398)
Other Non-Insurance Enterprises	(18)	219	(1)

Total consolidated realized gains (losses)	$1,286	419	389

Assets as of December 31:	2006	2005
	(In thousands)
Life Insurance	$395,297	346,313
Home Service Insurance	300,368	300,693
Other Non-Insurance Enterprises	15,519	14,883

Total	$711,184	661,889

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
     Major categories of premiums are summarized as follows:

Year Ended December 31:	2006	2005	2004
	(In thousands)
Premium income:
Ordinary life	$122,277	110,519	77,377
Group life	981	568	636
Accident and health	1,461	1,560	788
Casualty	3,777	3,627	1,113

Total premium income	$128,496	116,274	79,914

Geographic Information

The following table sets forth the Company’s total yearly earned premium by geographic area for the years indicated:

	Years Ended December 31,
Area	2006	2005	2004
	(In thousands)
United States	$56,717	59,562	35,376
Columbia	23,088	20,699	18,263
Taiwan	10,173	7,057	3,705
Argentina	9,060	8,476	8,490
Venezuela	8,995	7,228	6,482
Ecuador	7,482	5,296	3,665
Other foreign countries	23,666	21,252	18,686
Reinsurance	(10,685)	(13,296)	(14,753)

Total	$128,496	116,274	79,914

     (12) Income Taxes

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
A reconciliation of Federal income tax expense computed by applying the Federal income tax rate of 34% to income before Federal income tax expense is as follows:

	2006	2005	2004
	(In thousands)
Expected tax expense	$4,536	4,011	2,750
Change in valuation allowance	41	1,102	(1,319)
Tax-exempt interest	(281)	(230)	(10)
Goodwill impairment loss	345	—	—
Change in fair value of options and warrants	83	(166)	(87)
Small life insurance company deduction	—	—	(103)
Adjustment of prior year taxes	(33)	(144)	(591)
Basis difference in investments	—	—	(314)
Other	(26)	(79)	30

Federal income tax expense	$4,665	4,494	356

Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 consists of:

	2006	2005	2004
	(In thousands)
Current	$3,836	1,591	1,474
Deferred	829	2,903	(1,118)

	$4,665	4,494	356

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005
	(In thousands)
Deferred tax assets:
Future policy benefit reserves	$21,309	$21,126
Net operating loss carryforwards	6,768	5,022
Due and accrued dividends and expenses	935	562
Investments available-for-sale	3,259	2,473
Other	915	1,209

Total gross deferred tax assets	33,186	30,392
Valuation allowance	(1,177)	(1,102)

Total gross deferred tax assets net of valuation allowance	32,009	29,290
Deferred tax liabilities:
Deferred policy acquisition costs, cost of customer relationships acquired and intangible assets	(31,064)	(28,127)
Investments amortization	(1,956)	(2,770)
Other	(487)	(14)

Total gross deferred tax liabilities	(33,507)	(30,911)

Net deferred tax liability	$(1,498)	(1,621)

A summary of the changes in the components of deferred federal income taxes for 2006 and 2005 is as follows:

	2006	2005
	(In thousands)
Deferred tax assets (liabilities):
Balance January 1	$(1,621)	(805)

SAB 108 adjustment (see note 1(q))	184	—
Adjusted balance at January 1	(1,437)	(805)
Deferred tax expense	(829)	(2,903)
Investments available-for-sale	768	2,087

Balance December 31	$(1,498)	(1,621)

The Company and its subsidiaries had net operating losses at December 31, 2006 available to offset future taxable income of approximately $19.9 million for Federal income tax expiring at various times through 2026. A portion of the net operating loss carry forward is subject to limitations under Section 382 of the Internal Revenue Code. At December 31, 2006 and 2005, the Company determined that as a result of the Company’s income, projected future income, tax planning strategies, and the nature of the items from which its deferred tax assets are derived, it is more likely than not that its deferred tax assets, net of the established valuation allowance, would

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
be realized. The Company established a valuation allowance for the net deferred tax asset, in the amount of $1.2 million, related to CNLIC as a result of the proposed sale of that company.

At December 31, 2006, the Company had accumulated approximately $3,291,000 in its “policyholders’ surplus account.” This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated. No new additions will be made to this account. Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to the shareholder, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction. The Company does not anticipate any transactions that would cause any part of this amount to become taxable. However, should the balance at December 31, 2006 become taxable, the tax computed at present rates would be approximately $1,119,000 .

The Company implemented SAB 108 as of January 1, 2006 and increased federal income taxes payable by $253,000, from $448,000 to $701,000 as of that date.

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

	2006		2005
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	(In thousands)
Financial assets:
Fixed maturities	$488,318	488,318	457,571	459,075
Equity securities	312	312	610	610
Cash and cash equivalents	24,521	24,521	18,311	18,311

Mortgage loans	456	469	833	929

Financial liabilities:
Annuities	20,761	20,761	19,440	19,440

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
Fair values for fixed income securities and equity securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential properties. Weighted average interest rates for these loans as of December 31, 2006 and 2005, were approximately 8.4% and 8.9%, respectively, with maturities ranging from one to fifteen years. Management estimated the fair value using an interest rate of 6.25% at December 31, 2006 and 2005.

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

Policy loans have a weighted average interest rate of 7.5% as of December 31, 2006 and 2005, and have no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies that the Company has in force and cannot be valued separately.

For cash and cash equivalents, accrued investment income, amounts recoverable from reinsurers, other assets, federal income tax payable and receivable, dividend accumulations, commissions payable, amounts held on deposit, and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(14)	Other Comprehensive Loss

The changes in the components of other comprehensive loss are reported net of income taxes of 34% for the periods indicated as follows:

	(In Thousands)
	Pre-tax	Tax	Net
	Amount	Effect	Amount
Year ended December 31, 2006
Unrealized loss on securities:
Unrealized holding loss arising during the period	$(1,613)	548	(1,065)
Add: reclassification adjustment for gains included in net income	(1,434)	488	(946)
Unrealized gains on securities transferred during the period from held-to-maturity to available-for-sale	734	(250)	484
Change in tax valuation allowance	—	(18)	(18)

Other comprehensive loss	$(2,313)	768	(1,545)

Year ended December 31, 2005
Unrealized loss on securities:
Unrealized holding loss arising during the period	$(5,614)	1,909	(3,705)
Add: reclassification adjustment for gains included in net income	(525)	178	(347)

Other comprehensive loss	$(6,139)	2,087	(4,052)

Year ended December 31, 2004
Unrealized loss on securities:
Unrealized holding loss arising during the period	$(2,699)	918	(1,781)
Add: reclassification adjustment for gains included in net income	(364)	124	(240)

Other comprehensive loss	$(3,063)	1,042	(2,021)

(15)	Profit-Sharing Plan

The Company sponsors a defined contribution profit-sharing plan. Employees with one year of service can participate. Contributions are made at the Company’s discretion and are subject to graded vesting. Employer contributions to the plan were $750,000, $500,000 and $300,000 in 2006, 2005 and 2004, respectively. The plan does not permit employee contributions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(16)	Related Party Transactions

The Company sponsors the Citizens, Inc. Stock Investment Plan (the “Plan”), which is administered by an independent third party. The Plan is a means for new and existing investors in Citizens, Inc. Class A Common Stock to purchase and sell shares at market prices. Each share purchased through the Plan is registered in the name of the investing shareholder, and dividends can be automatically reinvested. The Company offers the Plan to the Company’s policyholders for automatic investment of policy benefits, including policyholder dividends. The Company does not have possession of, or control over, any amounts invested through the Plan.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(17) Quarterly Financial Information (Unaudited)
The following table contains selected unaudited consolidated financial data for each calendar quarter.

		SAB 108
	As Reported	Adjustments		Interperiod		As
2006	on Form 10-Q	(See Note 1(q))		Adjustments		Adjusted
		(In thousands)
Fourth Quarter:
Revenues	43,270	955	A
		162	B
		216	C			44,603

Benefits and expenses	38,145	350	D	(589)	E
				65	F	37,971

Federal income tax expense	2,039	334		178		2,551
Net income	3,086	649		346		4,081
Net income available to common shareholders	2,585	649		346		3,580
Basic and diluted earnings per share	0.06	0.02		0.00		0.08

Third Quarter:
Revenues	38,485	(65)	C	180	G	38,600

Benefits and expenses	34,522			65	F
				48	E
				(225)	H
				(135)	I	34,275

Federal income tax expense	1,375	(22)		145		1,498
Net income	2,588	(43)		282		2,827
Net income available to common shareholders	2,080	(43)		282		2,319
Basic and diluted earnings per share	0.05	(0.00)		0.01		0.06

Second Quarter:
Revenues	38,196	(151)	C			38,045

Benefits and expenses	37,000			65	F
				75	H
				38	I
				(17)	E	37,161

Federal income tax expense	242	(51)		(55)		136
Net income	954	(100)		(106)		748
Net income available to common shareholders	446	(100)		(106)		240
Basic and diluted earnings per share	0.01	(0.00)		(0.00)		0.01

First Quarter:
Revenues	38,108	(955)	A	(180)	G
		(162)	B			36,811

Benefits and expenses	35,050	(350)	D	(195)	F
				150	H
				97	I
				558	E	35,310

Federal income tax expense	1,009	(261)		(268)		480
Net income	2,049	(506)		(522)		1,021
Net income available to common shareholders	1,543	(506)		(522)		515
Basic and diluted earnings per share	0.04	(0.01)		(0.02)		0.01

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
The differences above between the amounts “as reported on Form 10-Q” and the amounts “as adjusted” consist of (1) corrections of prior year errors initially recorded during 2006 but subsequently moved to the beginning-of-year cumulative retained deficit adjustment pursuant to SAB 108 and (2) current year items initially recorded during 2006 in a quarter other than the quarter(s) in which they arose. These differences consist of the following:
A.	Accrual of $955,000 due premium originally recorded in the first quarter, and then transferred to the SAB 108 adjustment in the fourth quarter. See note 1(q) B.

B.	Accrual of $162,000 catastrophe reinsurance premium refund originally recorded in the first quarter, and then transferred to the SAB 108 adjustment in the fourth quarter. See note 1 (q) E.

C.	Accrual of $216,000 in reinsurance recoverables originally recorded in the second and third quarters, and then transferred to the SAB 108 adjustment in the fourth quarter. See note 1 (q) E.

D.	Impairment of $350,000 of intangibles originally recorded in the first quarter, and then transferred to the SAB 108 adjustment in the fourth quarter. See note 1 (q) D.

E.	Additional $589,000 amortization of cost of customer relationships recorded in the fourth quarter, but pertaining to the first, second, and third quarters.

F.	$195,000 workers compensation insurance premium expensed in the first quarter, but pertaining to the second, third, and fourth quarters.

G.	$180,000 impairment of an other long-term investment recorded in the third quarter, but pertaining to the first quarter.

H.	Accrual of $225,000 interest expense on policyholder dividends recorded in the third quarter, but pertaining to the first and second quarters.

I.	Correction of purchased lease accounting recorded in the third quarter, but pertaining to errors originating in the first and second quarters. See note 1 (q) B.
All adjustments have been tax effected at 34%.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004

	Fourth	Third	Second	First
2005	Quarter	Quarter	Quarter	Quarter
	(In Thousands)
Revenues	$38,418	35,847	33,864	33,984
Benefits and expenses	32,944	33,601	33,140	30,632
Federal income tax expense	2,380	759	362	993
Net income	3,094	1,487	362	2,359
Net income (loss) available to common shareholders	2,596	999	(134)	1,865
Basic and diluted earnings per share	0.06	0.02	—	0.05

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
December 31, 2006, 2005 and 2004
Schedule II
CITIZENS, INC. (Parent Company)
Balance Sheet
December 31, 2006 and 2005

	2006	2005
	(In Thousands)
Assets
Investment in subsidiaries (1)	$142,108	140,165
Fixed maturities available-for-sale, at fair value	8,297	7,337
Mortgage loans	24	305
Accrued investment income	107	107
Real estate	1,111	748
Cash	1,360	1,227
Other assets	1,989	1,985

Total assets	$154,996	151,874

Liabilities and Stockholders’ Equity
Liabilities:
Accrued expense and other liabilities	$671	1,778
Liabilities for options and warrants	1,831	1,587

Total Liabilities	2,502	3,365

Cumulative convertible preferred stock	12,883	11,546

Stockholders’ equity:
Common stock:
Class A	210,066	211,403
Class B	3,184	3,184
Retained deficit	(56,282)	(61,812)

Unrealized investment losses on securities held by parent and subsidiaries, net of tax	(6,346)	(4,801)
Treasury stock	(11,011)	(11,011)

Total stockholders’ equity	139,611	136,963

Total liabilities and stockholders’ equity	$154,996	151,874

(1)	Eliminates in consolidation.
See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
For the Years Ended December 31, 2006, 2005 and 2004
Schedule II, Continued
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Statements of Operations

	2006	2005	2004
	(In Thousands)
Revenues:
Management service fees (1)	$28,076	27,372	17,931
Investment income	471	187	168
Decrease (increase) in fair value of option and warrants	(244)	489	256
Other	65	7	2
Realized gains (losses)	(18)	59	(1)

Total revenues	28,350	28,114	18,356

Expenses:
General	26,497	25,323	17,327
Taxes	1,387	1,472	889

Total expenses	27,884	26,795	18,216

Income before equity in income of unconsolidated subsidiaries	466	1,319	140
Equity in income of consolidated subsidiaries	8,211	5,983	7,592

Net income	$8,677	7,302	7,732

(1)	Eliminates in consolidation.
See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
For the Years Ended December 31, 2006, 2005 and 2004
Schedule II, Continued
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Statements of Cash Flows

	2006	2005	2004
	(In Thousands)
Cash flows provided by (used in) operating activities:
Net income	$8,677	7,302	7,732
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized losses (gains)	18	(59)	1
Equity in net income of unconsolidated subsidiaries	(8,211)	(5,983)	(7,592)
Increase (decrease) in fair value of options and warrants	244	(489)	(256)
Accrued expenses and other liabilities	(64)	329	489
Depreciation	82	79	73
Change in accrued investment income	(15)	(54)	8
Other	534	395	(599)

Net cash provided by (used in) operating activities	1,265	1,520	(144)

Cash flows from investing activities:
Purchase of fixed maturities, available-for-sale	(2,999)	(5,500)	(450)
Maturities of fixed maturities, available-for-sale	2,000	950	700
Payoff of note receivable	—	30,000	—
Capital contribution to subsidiaries	—	—	(11,000)
Sale of real estate and other long-term investments	58	213	3
Issuance of note receivable	—	—	(30,000)
Payoff of collateral loan	—	100	—
Purchase of real estate and other long-term investments	(191)	(22)	(114)

Net cash used in investing activities	(1,132)	25,741	(40,861)

Cash flows from financing activities:
Proceeds/payoff of note payable	—	(30,000)	30,000
Proceeds from issuance of convertible preferred stock	—	3,751	12,500
Payment of convertible preferred stock issuance costs	—	(187)	(1,211)

Net cash provided by (used in) financing activities	—	(26,436)	41,289

Net increase in cash	133	825	284
Cash at beginning of year	1,227	402	118

Cash at end of year	$1,360	1,227	402

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
For the Years Ended December 31, 2006, 2005 and 2004
Schedule III
Supplementary Insurance Information

	2006	2005
	(In Thousands)
Deferred policy acquisition cost:
Life Insurance	$80,482	68,014
Home Service Insurance	6,493	2,396
Other Non-Insurance Enterprises	—	—

Total consolidated deferred policy acquisition costs:	$86,975	70,410

Future policy benefit reserves and policy claims payable:
Life Insurance	$310,592	277,362
Home Service Insurance	203,576	201,602
Other Non-Insurance Enterprises	—	—

Total consolidated future policy benefits, reserves and policy claims payable	$514,168	478,964

Unearned premiums:
Life Insurance	$632	583
Home Service Insurance	1,180	1,101
Other Non-Insurance Enterprises	—	—

Total consolidated unearned premiums	$1,812	1,684

Other policy claims and benefits payable:
Life Insurance	$20,361	18,476
Home Service Insurance	334	322
Other Non-Insurance Enterprises	—	—

Total consolidated other policy claims and benefits payable	$20,695	18,798

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
For the Years Ended December 31, 2006, 2005 and 2004
Schedule III, continued
Supplementary Insurance Information, continued

	2006	2005	2004
	(In Thousands)
Premiums:
Life Insurance	$90,479	78,592	70,117
Home Service Insurance (1)	38,017	37,682	9,797
Other Non-Insurance Enterprises	—	—	—

Total consolidated premium revenue	$128,496	116,274	79,914

Net investment income:
Life Insurance	$14,243	11,780	13,950
Home Service Insurance	12,232	11,573	2,876
Other Non-Insurance Enterprises	500	215	179

Total consolidated net investment income	$26,975	23,568	17,005

Benefits, claims, losses and settlement expenses:
Life Insurance	$66,939	59,334	52,104
Home Service Insurance	25,425	20,763	5,105
Other Non-Insurance Enterprises	—	—	—

Total consolidated benefits, claims, losses and settlement expenses	$92,364	80,097	57,209

Amortization of deferred policy acquisition costs:
Life Insurance	$9,786	9,354	7,136
Home Service Insurance	1,605	959	—
Other Non-Insurance Enterprises	—	—	1,302

Total consolidated amortization of deferred policy acquisition costs	$11,391	10,313	8,438

Other operating expenses:
Life Insurance	$15,245	15,261	14,774
Home Service Insurance	10,292	9,571	1,949
Other Non-Insurance Enterprises	2,070	597	668

Total consolidated other operating expenses	$27,607	25,429	17,391

(1)	Premiums written for property insurance approximates premiums earned.
See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
For the Years Ended December 31, 2006, 2005 and 2004
For the Company’s short duration premiums (property), written premium is not materially different from earned premium, therefore only earned premiums are detailed in Schedule IV.
Schedule IV
Reinsurance

			Assumed		% of
		Ceded to	From		Amount
	Direct	Other	Other	Net	Assumed
(In thousands)	Amount	Companies	Companies	Amount	to Net
Year ended December 31, 2006
Life insurance in force	$3,971,499	258,756	669,787	4,382,530	15.3%

Premiums:
Life insurance	123,976	1,844	1,126	123,258	0.9
Accident and health insurance	10,403	8,942	—	1,461	—
Property	4,802	1,025	—	3,777	—

Total premiums	$139,181	11,811	1,126	128,496	0.9%

Year ended December 31, 2005
Life insurance in force	$3,687,229	221,793	592,636	4,058,072	14.6%

Premiums:
Life insurance	112,423	1,907	571	111,087	0.5
Accident and health insurance	12,389	10,829	—	1,560	—
Property	4,758	1,131	—	3,627	—

Total premiums	$129,570	13,867	571	116,274	0.5%

Year ended December 31, 2004
Life insurance in force	$3,513,044	265,001	488,312	3,736,355	13.1%

Premiums:
Life insurance	78,378	1,001	636	78,013	0.8
Accident and health insurance	15,086	14,298	—	788	—
Property	1,203	90	—	1,113	—

Total premiums	$94,667	15,389	636	79,914	0.8%

See accompanying report of independent registered public accounting firm.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.
Date: March 30, 2007	By:	/s/ Harold E. Riley
Harold E. Riley
Chief Executive Officer and Chairman

	By:	/s/ Larry E. Carson
Larry E. Carson
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Rick D. Riley and Mark A. Oliver or any one of them, as his or her attorney-in-fact and agent, with full power of substitution, for him or her in any and all capacities, hereby giving and granting to said attorney-in-fact and agent full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by Citizens, Inc., with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an annual report on Form 10-K for the fiscal year ended December 31, 2006, including but not limited to, such full power and authority to do the following: (i) execute and file such annual report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such annual report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in his sole discretion deems appropriate.
Dated: March 30, 2007

/s/ Mark A. Oliver Mark A. Oliver, Director	/s/ Harold E. Riley Harold E. Riley, Chairman of the Board and Director

/s/ Richard C. Scott Dr. Richard C. Scott, Director	/s/ Timothy T. Timmerman Timothy T. Timmerman, Director

/s/ Rick D. Riley Rick D. Riley, Director	/s/ Steven F. Shelton Steven F. Shelton, Director

/s/ E. Dean Gage Dr. E. Dean Gage, Director	/s/ Grant G. Teaff Grant G. Teaff, Director

EXHIBITS

Exhibit Number	The following exhibits are filed herewith:

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Bylaws (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (d)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (e)

10.3	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (f)

10.4	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (g)

10.5(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.5(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
For the Years Ending December 31, 2006, 2005 and 2004

Exhibit Number	The following exhibits are filed herewith:

10.5(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.5(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.5(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

10.6	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd.(i)

10.7	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

10.8	First Amended and Restated Loan Agreement — Regions Bank, dated December 5, 2005(k)

10.9	First Amendment to First Amended and Restated Loan Agreement — Regions Bank, dated December 8, 2006*

11	Statement re: Computation of per share earnings (see financial statements)

21	Subsidiaries of Registrant*

23(a)	Consent of Independent Registered Public Accounting Firm — KPMG LLP*

23(b)	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
For the Years Ending December 31, 2006, 2005 and 2004

Exhibit Number	The following exhibits are filed herewith:

Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2,, and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, on November 14, 1996 and incorporated herein by reference.

(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. I, and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

(j)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.

(k)	Filed on or about March 16, 2006, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2005, as Exhibit 10.10(o), and incorporated herein by reference.