Form 10-Q
period 2007-03-31
CITIZENS INC
filed 2007-05-10
CIK 24090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
☐ Yes   ☑ No
As of May 8, 2007 the Registrant had 40,312,892 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock, no par value, outstanding.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

	(Unaudited)
	March 31,	December 31,
	2007	2006
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost $495,869 and $497,939 in 2007 and 2006, respectively)	$488,540	488,318
Equity securities available-for-sale, at fair value (cost $10,277 and $279 in 2007 and 2006, respectively)	10,458	312
Mortgage loans on real estate	446	456
Policy loans	24,064	23,542
Real estate and other long-term investments (less $215 and $206 accumulated depreciation in 2007 and 2006, respectively)	5,062	2,427

Total investments	528,570	515,055

Cash and cash equivalents	19,979	24,521
Accrued investment income	6,113	7,107
Reinsurance recoverable	14,549	16,044
Deferred policy acquisition costs	89,948	86,975
Other intangible assets	1,087	1,093
Cost of customer relationships acquired	33,977	34,812
Excess of cost over net assets acquired	11,386	11,386
Property and equipment, net	7,348	7,350
Due premium, net (less $1,412 and $1,440 allowance for doubtful accounts in 2007 and 2006, respectively)	5,905	6,078
Prepaid expenses	2,054	—
Other assets	742	763

Total assets	$721,658	711,184

See accompanying notes to consolidated financial statements.
(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
(In thousands, except share amounts)

	(Unaudited)
	March 31,	December 31,
	2007	2006
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefit reserves:
Life insurance	$479,516	473,355
Annuities	21,662	20,761
Accident and health	9,349	10,604
Dividend accumulations	4,978	5,027
Premium deposits	12,306	11,897
Policy claims payable	8,971	9,448
Unearned premium	2,613	1,812
Other policyholders’ funds	3,713	3,771

Total policy liabilities	543,108	536,675

Commissions payable	2,076	2,581
Federal income tax payable	1,336	2,031
Deferred Federal income tax	2,041	1,498
Warrants outstanding	2,258	1,831
Funds held in trust and other liabilities	14,200	14,074

Total liabilities	565,019	558,690

Commitments and contingencies (Note 9)
Cumulative convertible preferred stock — Series A
(Series A-1 - $500 stated value per share, 25,000 shares authorized, issued and outstanding in 2007 and 2006; Series A-2 - $935 stated value per share, 5,000 shares authorized, 4,014 issued and outstanding in 2007 and 2006)	13,217	12,883

Stockholders’ Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 43,448,630 shares issued in 2007 and 43,425,524 shares issued in 2006, including shares in treasury of 3,135,738 in 2007 and 2006	209,731	210,066
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2007 and 2006	3,184	3,184
Retained deficit	(53,843)	(56,282)
Accumulated other comprehensive loss:
Unrealized losses on securities, net of tax	(4,639)	(6,346)

	154,433	150,622
Treasury stock, at cost	(11,011)	(11,011)

Total stockholders’ equity	143,422	139,611

Total liabilities and stockholders’ equity	$721,658	711,184

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31
(In thousands, except per share amounts)
(Unaudited)

	2007	2006
Revenues:
Premiums:
Life insurance	$30,816	28,041
Accident and health	422	425
Property	1,179	661
Net investment income	7,067	6,270
Realized losses (gains), net	(13)	873
Decrease (increase) in fair value of warrants	(427)	190
Other income	352	351

Total revenues	39,396	36,811

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	14,156	14,148
Increase in future policy benefit reserves	6,935	7,106
Policyholders’ dividends	1,230	1,022

Total insurance benefits paid or provided	22,321	22,276

Commissions	8,389	8,797
Other underwriting, acquisition and insurance expenses	6,900	6,975
Capitalization of deferred policy acquisition costs	(6,124)	(6,326)
Amortization of deferred policy acquisition costs	3,151	2,622
Amortization of cost of customer relationships acquired and other intangibles	841	966

Total benefits and expenses	35,478	35,310

Income before Federal income tax	3,918	1,501
Federal income tax expense	1,479	480

Net income	$2,439	1,021

Net income applicable to common stock	$1,936	515

Per Share Amounts:
Basic and diluted earnings per share of common stock	$0.05	$0.01

Weighted average shares outstanding — basic and diluted	41,292	41,168

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31
(In Thousands)
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$2,439	1,021
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains (losses) on sale of investments and other assets	13	(873)
Net deferred policy acquisition costs	(2,973)	(3,704)
Amortization of cost of customer relationships acquired and other intangibles	841	966
Increase (decrease) in fair value of warrants	427	(190)
Depreciation	199	280
Amortization of premiums and discounts on fixed maturities	269	407
Deferred Federal income tax benefit	(220)	(748)
Change in:
Accrued investment income	994	553
Reinsurance recoverable	1,495	2,163
Due premium, net	(173)	(4,611)
Future policy benefit reserves	5,626	10,968
Other policy liabilities	626	(466)
Federal income tax payable	(695)	(8)
Commissions payable and other liabilities	(375)	(683)
Other, net	(1,657)	963

Net cash provided by operating activities	6,836	6,038

Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	3,344	12,629
Maturity of fixed maturities, available-for-sale	24,023	4,639
Purchase of fixed maturities, available-for-sale	(25,600)	(29,145)
Sale of equity securities, available-for-sale	20	177
Purchase of equity securities, available-for-sale	(10,016)	—
Principal payments on mortgage loans	10	65
Sale of other long-term investments and property and equipment	27	—
Principal payments on note receivable	1	474
Decrease (increase) in policy loans, net	(522)	124
Purchase of other long-term investments and property and equipment equipment	(2,846)	(22)

Net cash used in investing activities	(11,559)	(11,059)

See accompanying notes to consolidated financial statements.
(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Three Months Ended March 31
(In thousands)
(Unaudited)

	2007	2006
Cash flows from financing activities:
Annuity deposits	$610	710
Annuity withdrawals	(429)	(487)

Net cash provided by financing activities	181	223

Net decrease in cash and cash equivalents	(4,542)	(4,798)

Cash and cash equivalents at beginning of period	24,521	18,311

Cash and cash equivalents at end of period	$19,979	13,513

Supplemental disclosures of operating activities:
Cash paid during the period for income taxes	$2,394	1,236

Supplemental Disclosures of Non-Cash Financing Activities:
Dividends on the Company’s Series A-1 Convertible Preferred Stock, issued in 2004, and Series A-2 Convertible Preferred Stock, issued in 2005, were paid by the Company through the issuance of Class A common stock to the preferred shareholders in the amounts of $168,000 and $172,000 for the first three months of 2007 and 2006, respectively. Accretion of deferred issuance costs and discounts on the Convertible Preferred Stock recorded as a deduction to Class A common stock during the first three months of 2007 was $335,000 and $334,000 for 2006.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
(1)	Financial Statements

The interim consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977, and its wholly-owned subsidiaries, CICA Life Insurance Company of America (CICA), Computing Technology, Inc., Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Citizens National Life Insurance Company (CNLIC), Security Plan Life Insurance Company (SPLIC), and Security Plan Fire Insurance Company (SPFIC). Citizens and its consolidated subsidiaries are collectively referred to as “the Company,” “we,” or “our.”

The consolidated statement of financial position for March 31, 2007, the consolidated statements of operations for the three-month period ended March 31, 2007 and 2006, and the consolidated statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. Certain adjustments have been made to prior period financials, to include the prior period and inter-quarter adjustments, as described in note 17 of the Company’s 2006 Form 10-K. In the opinion of management, all adjustments to present fairly the financial position, results of operations and changes in cash flows at March 31, 2007, and for comparative periods presented have been made.

During the first quarter of 2007, the Company discovered an overstatement of life reserves, due to the use of an incorrect interest rate going back several years, in the amount of $1 million. The error was corrected during the quarter, resulting in an increase to net income of $660,000. The Company also corrected errors that went undetected at December 31, 2006 in the amount of $823,000, related to the under-accrual of interest on various policyholder liabilities and under-accrual of unearned profit liability reserve. The correction of this error caused a decrease in net income of $543,000. The net effect of the two errors was an increase in net income of $117,000, which is not considered material.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America (U.S.) generally accepted accounting principles (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2007, are not necessarily indicative of the operating results for the full year.

(2)	Accounting Pronouncements

In September 2005, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs and unearned inducements associated with the replaced contract. SOP 05-1 was implemented in the first quarter of 2007 and did not have a material effect from internal replacements. Later clarification from the AICPA on SOP 05-1 implementation addressed reinstatements of previously lapsed policies. The unamortized deferred policy acquisition costs (DAC) of lapsed policies should be written off per the clarification. The Company had previously restored the DAC on lapsed policies, which were subsequently reinstated. SOP 05-1 is only applied prospectively for reinstatements occurring in quarters beginning after December 31, 2006. The Company wrote off $237,000 of DAC on reinstated policies in the first quarter of 2007.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.-109 (FIN 48), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. The effective date of this implementation guidance is January 1, 2007, with the cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings. The implementation of FIN 48 was not material to the Company’s consolidated financial condition, as the Company has no significant uncertain tax positions.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. However, SFAS 157 does not require new fair value measurements. The guidance in SFAS 157 will be applied prospectively with the exception of certain financial and hybrid instruments measured at initial recognition under SFAS 133 and for block discounts of financial instruments. Additionally, FASB 157 will increase the disclosures required. The pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the Company’s financial instruments and its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits the option to measure most financial instruments and certain other items at fair value at specified election dates. The change in value represents the unrealized gains and losses that will be included in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating its assets and liabilities to determine which financial instruments, if any, are eligible to account for at fair value under SFAS 159 and the related impact on the Company’s consolidated financial statements.

(3)	Revolving Line of Credit

The Company has entered into a $75 million line of credit with Regions Bank that terminates in October 2007. The line of credit provides for a maximum of $5,000,000 for general corporate purposes not related to the acquisition of insurance companies. Although the line of credit was increased from an original level of $30 million, additional borrowing above the $30 million amount will require the prior written approval of the holders of the Company’s preferred stock. No amount was outstanding on this line at March 31, 2007.

(4)	Segment Information

The Company has three reportable segments: Life Insurance, Home Service Insurance, and Other Non-Insurance Enterprises. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those used in the preparation of the consolidated financial statement. The Company evaluates profit and loss performance based on U.S. GAAP net income before federal income taxes for its three reportable segments.

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

Prior to the fourth quarter of 2006, the Company operated segments for domestic and international life insurance. In 2006, the Company determined these segments should be combined, as the operations have become less diversified, the marketing philosophies are similar and operations are under common management control. Additionally, internal analysis and reporting is based on total life insurance operations. The segment amounts for 2006 have been reclassified to conform with the current presentation.

The following summary presents the Company’s profit (loss) measurement from continuing operations for each reportable segment, along with certain components of that profit (loss) measurement, for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Profit (Loss) Measurement
Income (loss) before federal income tax:
Life Insurance	$1,808	918
Home Service Insurance	2,168	(48)
Other Non-Insurance Enterprises	(58)	631

Total consolidated income	$3,918	1,501

Selected Components of Profit (Loss) Measurement
Revenue:
Life Insurance	$26,527	23,149
Home Service Insurance	13,004	13,158
Other Non-Insurance Enterprises	(135)	504

Total consolidated revenue	$39,396	36,811

Premiums:
Life Insurance	$22,586	19,819
Home Service Insurance	9,831	9,308
Other Non-Insurance Enterprises	—	—

Total consolidated premiums	$32,417	29,127

Net investment income
Life Insurance	$3,798	3,314
Home Service Insurance	3,167	2,841
Other Non-Insurance Enterprises	102	115

Total consolidated net investment income	$7,067	6,270

Amortization expense:
Life Insurance	$3,240	2,909
Home Service Insurance	752	679
Other Non-Insurance Enterprises	—	—

Total consolidated amortizaion expense	$3,992	3,588

Realized gains (losses) on sale of investments and other assets:
Life Insurance	$(7)	(135)
Home Service Insurance	6	1,008
Other Non-Insurance Enterprises	(12)	—

Total consolidated realized gains (losses)	$(13)	873

	March 31,	December 31,
	2007	2006
	(In thousands)
Assets:
Life Insurance	$403,397	395,297
Home Service Insurance	302,661	300,368
Other Non-Insurance Enterprises	15,600	15,519

Total consolidated assets	$721,658	711,184

(5)	Total Comprehensive Income (Loss)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net income	$2,439	1,021

Other comprehensive income (loss) net of tax:
Unrealized net gains (losses) on investments in fixed maturities available for sale and equity securities	1,707	(6,705)

Total comprehensive income (loss)	$4,146	(5,684)

(6)	Earnings per Share

The following table sets forth the computation of basic and dilutive earnings per share:

	Three months ended March 31,
	2007	2006
	(In thousands except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$2,439	1,021
Less: Preferred stock dividend	(168)	(172)
Accretion of deferred issuance costs and discounts on preferred stock	(335)	(334)

Net income to common stockholders	$1,936	515

Denominator:
Weighted average shares outstanding — basic and diluted	41,292	41,168

Basic and diluted earnings per share of common stock	$0.05	0.01

The effects of Series A-1 and A-2 Convertible Preferred Stock and warrants are anti-dilutive; therefore, diluted income per share is reported the same as basic income per share. The Series A-1 and A-2 Convertible Preferred Stock is anti-dilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the three months ended March 31, 2007 per Class A common stock share obtainable on conversion exceeds basic income per share available to common stockholders. The warrants are anti-dilutive because the exercise price is in excess of the average Class A common stock market price for the three months ended March 31, 2007.

(7)	Federal Income Taxes

The effective tax rate for the first quarter of 2007 was 37.7% versus 32.0% in the first quarter of 2006. This was a direct result of the increase in fair value of outstanding warrants not being tax deductible in 2007 and the decrease in fair value in 2006 not being taxable.

The Company implemented FIN 48 during the first quarter of 2007. One provision of FIN 48 requires accruing interest on potential tax deficiencies resulting from unsustainable tax positions. The Company did not accrue any interest related to uncertain tax positions during the three months ended March 31, 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various U.S. states. Most of the Company and its subsidiaries are not subject to examination by U.S. tax authorities for years prior to 2003. Several subsidiaries have open tax years going back as far as 1994, due to net operating loss carry-forwards. Most state tax authorities cannot examine tax years prior to 2002.

(8)	Sale of CNLIC

Closure on our formal contract for the sale of CNLIC to a third party has been pending regulatory approval since the fourth quarter of 2005. CNLIC represents approximately 39.1% and 1.3% of our March 31, 2007 accident and health reserves and life reserves, respectively. As in 2006, CNLIC’s accident and health business continues to be fully reinsured by the prospective buyer. As of January 1, 2007, all of CNLIC’s life business is fully reinsured by CICA. This inter-company life reinsurance transaction had no effect on the Company’s consolidated financial statements. The future date of closure on the sale, if any, of CNLIC cannot be estimated.

(9)	Legal Proceedings

We have been named as a defendant in one lawsuit pursuing class certification filed in the United States District Court, Eastern District of Louisiana. The suit was initially filed on August 28, 2006, and was styled Abadie, et al v. Aegis Security Insurance Co., et al. That suit sought payments for claims denied by our property and casualty insurance subsidiary, Security Plan Fire Insurance Company (SPFIC), and other declaratory relief relating to Hurricane Katrina. Most property and casualty insurers in Louisiana were named in that lawsuit. The Abadie suit was consolidated into an action styled In Re: Katrina Canal Breaches Consolidated Litigation (“Katrina Consolidated Litigation”). On November 27, 2006, the trial court judge, in three of the cases which comprise the Katrina Consolidated Litigation (not the Abadie case), concluded that the flood exclusions contained in the policies at issue in those three cases were ambiguous as to whether the exclusions pertained to flooding resulting from the negligence of third parties and, therefore, that the policies in those three cases provide coverage for all flooding resulting from the negligence of third parties. The trial court judge immediately certified his opinion for appeal, which was accepted by the U.S. Court of Appeals for the Fifth Circuit. Appeal briefs have already been submitted by the parties in the specific cases in which the ruling was made. The oral argument is scheduled for June 6, 2007. The insurers involved in the appeal assert, among other things, that the flood exclusions at issue should apply. We intend to vigorously defend the applicable flood exclusion language and defend against any proposed class certification. On March 27, 2007, the Abadie matter was administratively closed by the court. Prior to that, a Master Class Action Insurance Complaint was filed in the Katrina Consolidated Litigation in the United States District Court, Eastern District of Louisiana on March 15, 2007. The Master Class Action Insurance Complaint supersedes all previously filed class action complaints. SPFIC is named as a defendant in the Master Class Action Insurance Complaint. The class allegations in Abadie were dismissed on April 18, 2007, as they have been superseded by the Master Class Action Insurance Complaint. Presently, the Master Class Action Insurance Complaint is stayed by order of the court. The stay will presumably remain in place until the U.S. Court of Appeals for the Fifth Circuit rules on the appeal relative to the applicability of the flood exclusion. In the event of an adverse outcome, particularly with regard to (a) whether the flooding is covered by the SPFIC policies and (b) whether this litigation is appropriate for class certification, the potential exposure to SPFIC, while not at this time quantifiable, could be substantial.

We are also a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America,

Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court, and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, and oral arguments occurred on October 21, 2004. On March 2, 2007, the Texas Supreme Court reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. The suit alleges that certain life insurance policies that we made available by our primary life insurance subsidiary to non-U.S. residents, when combined with a policy feature that allows policy dividends to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We intend to continue to pursue a vigorous defense in any remaining proceeding. However, we expect financial exposure to us, if any, would be significantly less then had the purported class not been decertified.

We are a party to other various legal proceedings incidental to our business, which we do not consider to be material in the event of adverse outcomes to us.
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
Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of foreign and U.S. economies in general and the strength of the local economies where our policyholders reside; (ii) the effects of and changes in trade, monetary and fiscal policies and laws; (iii) inflation, interest rates, stock market and monetary fluctuations and volatility; (iv) the timely development of and acceptance of new insurance products and services and perceived overall value of these products and services by existing and potential customers; (v) changes in consumer spending, borrowing and saving habits; (vi) a concentration of our insurance business from persons residing in Latin and South America and the Pacific Rim; (vii) uncertainties in assimilating acquisitions; (viii) the persistency of existing and future insurance policies sold by the Company and its subsidiaries; (ix) the dependence of the Company on its executive officers; (x) the ability to control expenses; (xi) the effect of changes in laws and regulations (including laws and regulations concerning insurance) with which the Company and its subsidiaries must comply, (xii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xiii) changes in the Company’s organization and compensation plans; (xiv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xv) declines in market values of commercial real estate; and (xvi) the success of the Company at managing the risks involved in the foregoing.
Our forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made to reflect the occurrence of unanticipated events.
We make available, free of charge, through our Internet website (http://www.citizensinc.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 reports filed by officers and directors, news releases proxies, and, if applicable, amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission. We are not including any of the information contained on our website as part of, or incorporating it by reference into, this report.

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
Life Insurance. For more than 30 years, CICA and its predecessors have participated in the foreign marketplace through the issuance of U.S. Dollar-denominated ordinary whole life insurance to foreign nationals. Traditionally, this market has focused on the top 3% to 5% of the population of a country in terms of income and net worth. In recent years, however, there has been a shift to encompass a broader spectrum of the population, as middle classes develop in South America. We make our insurance products available using third-party marketing organizations and third-party marketing consultants. The number of our producing third-party consultants has expanded over the years in this segment to approximately 2,150, and we presently receive applications from 36 countries outside of the U.S. Historically, the majority of our international business has come from Latin America. However, in 2004 the Pacific Rim began to represent a meaningful and growing source of new business, and in 2007 continues to be one of the leaders in new premium income.
In the first quarter of 2007, our Life Insurance segment generated revenue of $26.5 million, which accounted for 67.3% of our total revenue, compared to revenue of $23.1 million, or 62.9% of total revenue for the same period in 2006. Our strategy in operating our Life Insurance segment is to increase new business written through our existing marketers, as well as expand the number of countries from which we receive policy applications. The development of new markets in the Pacific Rim, particularly Taiwan, and the expansion of existing markets in Latin America were the primary contributors to our growth in this segment through the first quarter of 2007. The Pacific Rim market is off its record 2006 pace, although management expects this market to continue to grow.

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
During the first quarter of 2007, revenue from this segment was $13.0 million, which accounted for 33.0% of our total revenue, compared to revenue from this segment of $13.2 million or 35.7% of our total revenue in 2006. The decrease in revenue was due primarily to realized gains in 2006 from sales of bonds in Security Plan’s investment portfolio that resulted in $1 million of additional revenue. No similar sales of bonds occurred in 2007. Our business strategy in this segment is to continue to serve existing customers in Louisiana as well as expand the business through marketing management that we put in place in early 2005.
In August and September 2005, Hurricanes Katrina and Rita struck the Louisiana coast, causing significant damage and disruption to the New Orleans area. The resulting claims adversely affected SPFIC’s business through 2006, causing a net loss for SPFIC of $1 million in the first quarter of 2006. Also, due to the extended claims filing period mandated in Louisiana in 2006, we established a reserve for claims of $500,000 at December 31, 2006 to cover claims anticipated for 2007. Management believes the significant losses experienced by SPFIC in 2005 and 2006 due to the claims from the hurricanes were unusual and that the claims experience in 2007 is more in line with the historical experience of SPFIC.
Marketplace Conditions and Trends
Described below are some of the significant recent events and trends affecting the life insurance industry and the possible effects they may have on our future operations.
•	As an increasing percentage of the world population reaches retirement age, we believe we will benefit from increased demand for living products rather than death products, as aging baby boomers will require cash accumulation to provide expenses to meet their lifetime needs. Our ordinary life products are designed for our policy owners to accumulate cash values to provide for living expenses in an insured’s later years, while continuously providing a death benefit.

•	Corporate bond defaults and credit downgrades, which have resulted in other-than-temporary impairments in the value of some securities, have had a material impact on life insurers in the past few years. We have not incurred significant losses from bond defaults for many years. The majority of our investment portfolio is held in debt instruments carrying the full faith and credit of the U.S. Government, or in U.S. Government-sponsored enterprises. Most of the municipal bonds we own are privately insured. We intend to manage our investment portfolio conservatively in the future in these types of debt instruments.

•	Many of the events and trends affecting the life insurance industry have had an impact on the life reinsurance industry. These events led to a decline in the availability of reinsurance. While we currently cede a limited amount of our primary insurance business to reinsurers, we may find it difficult to obtain reinsurance in the future, forcing us to seek reinsurers who are more expensive to us. If we cannot obtain affordable reinsurance coverage, either our net exposures will increase or we would have to reduce our underwriting commitments.

•	Because of the trends described above coupled with increasing costs of regulatory compliance such as the Sarbanes-Oxley Act of 2002, we believe there is a trend towards consolidation of domestic life insurance companies. We believe this should be a benefit to our acquisition strategy because there should be more complementary acquisition candidates available for us to consider. Management continues to seek acquisitions that can add value to our Company, although at this time, we have no agreements or understandings with respect to any acquisition. Because of the growth in our asset base and level of capital, management expects to seek opportunities for larger acquisition transactions (those in the $50 million to $100 million purchase price range).
Consolidated Results
The following table sets forth our net income for periods indicated:

Three Months Ended	Net Income	Change from Previous	Net Income per Class	A
March 31,	(In thousands)	Year’s Period	& B Common Shares
2007	$2,439	138.9%	$0.05
2006	1,021	-13.2%	0.01

The increase in net income for the three months ended March 31, 2007 over the same period in 2006 was primarily due to higher premium revenue without offsetting increases in expense, as well as a decline in casualty claims from the 2005 hurricanes that impacted the U.S. Gulf Coast.
Total revenues for the first quarter of 2007 were $39.4 million, a 7.0% increase over the same period in 2006 when revenues were $36.8 million. The continued growth in premium income in the international life business was the primary reason for the increase.
Premium Income. Premium income during the first quarter of 2007 increased to $32.4 million from $29.1 million in 2006, or 11.3%. The 2007 increase was due to improved persistency in the international life and home service segments. Additionally, reduced premium collections in Security Plan as the result of Hurricanes Katrina and Rita in 2005 have since been made up through increased new business during the first quarter of 2007. Premium income for our property and casualty subsidiary, SPFIC, has also increased due to a substantial rate increase that went into effect in the fourth quarter of 2006.
Net Investment Income. Net investment income increased 12.7% during the first quarter of 2007 to $7.1 million compared to $6.3 million during the same period in 2006. Available returns were higher during 2007 compared to 2006. We continue to invest primarily in bonds of U.S. Government-sponsored enterprises, such as FNMA and FHLMC. Also, in the first quarter of 2007, we purchased $10 million of growth-oriented mutual funds. We may increase these investments to $50 million over the course of the year to seek to take advantage of the equity markets, but do not expect such to exceed 10% of our investment portfolio.
Increase in Future Policy Benefit Reserves. The change in reserves was $200,000 favorable compared to 2006, $6.9 million in the first quarter of 2007 compared to $7.1 million in 2006. The decreased expense in 2007 was predominantly due to the new GAAP era put into effect at the end of 2006, and the fact that first year premiums in CICA declined slightly in the first quarter of 2007 compared to 2006.
Policyholder Dividends. Policyholder dividends increased 20.0% during the first quarter of 2007 to $1.2 million from $1.0 million in 2006, due to improved persistency and the continued sale of participating ordinary whole life products. Virtually all of our policies issued to foreign nationals are participating. Improved persistency as well as increased new international business has contributed to the growth in dividends. The dividends are factored into policy pricing and related premium.

Claims and Surrenders. As noted in the table below, claims and surrenders remained stable, from $14.1 million in the first quarter of 2006 to $14.2 million in 2007. The primary reason for the lack of current year increase was that casualty claims in 2007 were more in line with our historical experience, while in 2006 such claims were significant due to Hurricanes Katrina and Rita. Life insurance benefits (death claims and surrenders) are trending with the increase in premium revenue as they increased 5.4% over first quarter 2006.

	Quarter Ended March 31,
	2007	2006
	(In thousands)
Death claims	$6,006	5,827
Surrender expenses	4,169	3,831
Endowments	2,903	2,424
Casualty claims	523	1,496
Other policy benefits	448	375
Accident and health benefits	107	195

Total claims and surrenders	$14,156	14,148

Death benefits increased 3.1% from $5.8 million in the first quarter of 2006 to $6.0 million in the first quarter of 2007, primarily from an increase in the home service segment. Claims on our international business were down slightly.
Policy surrenders increased 8.8% in the first quarter of 2007 to $4.2 million from $3.8 in the same period of 2006. This increase was consistent with the growth in the life insurance block of business, although as indicated above, our overall persistency increased.
Endowment benefits increased 19.8% from $2.4 million in the first quarter of 2006 to $2.9 million in 2007. However, as a percentage of earned premium endowment benefits are 9.4% in 2007 compared to 8.6% in 2006. The increase was driven by the increase in policies in the Pacific Rim where an immediate endowment benefit is popular. Endowments are factored into policy pricing and premiums.
Casualty claims and other policy benefits were $1.0 million in the first quarter of 2007, compared to $1.9 million in 2006. Other benefits are comprised of supplemental contract benefits, interest on policy funds and assorted other miscellaneous policy benefits. In 2007, Home Service casualty claims totaled $0.5 million, more in line with historical experience, compared to $1.5 million in 2006, which reflected abnormally higher claims due to Hurricanes Katrina and Rita. The large decrease relates to the claims from Hurricanes Katrina and Rita experienced in 2006 compared to 2007.

Accident and health benefits have been nominal since the cession of the majority of our accident and health business in force through coinsurance agreements effective January 1, 2004.
Commissions. Commissions decreased 4.6% during the first quarter of 2007 to $8.4 million from $8.8 million in 2006, due to a decrease in new business in the international life market, as well as a significant increase in renewal business, which pays a lower commission. Management expects premium income to grow during 2007 and anticipates commission expenses throughout the year will increase accordingly.
Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses decreased 1.1% to $6.9 million in the first quarter of 2007 compared to $7.0 million during the same period in 2006. The decrease was largely attributable to the economies of scale achieved since the acquisition of Security Plan.
Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs decreased 3.2% from $6.3 million in the first quarter of 2006 to $6.1 million during the same period in 2007. This decrease primarily related to the decrease in commissions discussed above. Amortization of these costs was $3.2 million and $2.6 million, respectively, in the first quarter of 2007 and 2006.
Cost of Customer Relationships Acquired. Amortization of cost of customer relationships acquired and other intangibles decreased 12.9% in the first quarter of 2007 compared to 2006, as a result of improved persistency on Security Plan’s book of business.
Federal Income Taxes. The effective tax rate for the first quarter of 2007 was 37.7% versus 32.0% in the first quarter of 2006. This increase was a direct result of the increase in fair value of outstanding warrants, which are not tax deductible in 2007, and the fact that the decrease in fair value of such warrants was not taxable in 2006.
Liquidity and Capital Resources
Liquidity is a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed in insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.
Our liquidity requirements are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate invested assets to provide cash flow. During the fourth quarter of 2005 and the first six months of 2006, however, SPFIC sold approximately $3.1 million of bonds in order to meet the cash outflow related to claims from Hurricanes Katrina and

Rita. Such sales were not needed in the second half of 2006. Additionally, in early 2005, management chose to pay off the $30 million in debt incurred in the Security Plan acquisition. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.
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
Cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $6.8 million and $6.0 million for the three months ended March 31, 2007 and 2006, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Net cash outflows from investment activity totaled $11.6 million for the three months ended March 31, 2007 and $11.1 million for the three months ended March 31, 2006. The outflows from investing activity for the three months ended March 31, 2007 and 2006, primarily related to the investment of excess cash and cash equivalents generated from operations.
Stockholders’ equity at March 31, 2007 was $143.4 million compared to $139.6 million at December 31, 2006. The 2007 increase was largely due to income earned during the period, as well as a drop in unrealized losses in the Company’s bond portfolio.
Invested assets increased 2.6% to $528.6 million at March 31, 2007 from $515.1 million at December 31, 2006. Fixed maturities are all classified as available-for-sale, which are reported at fair value.
Fixed maturities available-for-sale were 92.4% of invested assets at March 31, 2007. Management has the intent and ability to hold any securities in an unrealized loss position to maturity or essentially full recovery in value.
Policy loans comprised 4.6% of invested assets at both March 31, 2007 and March 31, 2006. These loans, essentially all of which are secured by the underlying policy values, have yields ranging from 5% to 10% and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.
In 1996, the Company acquired a 6.5 acre tract of land, with improvements, adjacent to Lake Buchanan, a Central Texas lake, to serve as a training facility for the Company’s marketing consultants. The cost of the property and improvements totaled $0.9 million. In early 2007, an additional 17.5 acres were acquired, contiguous with the existing property, for $2.25 million. Management expects the Company to incur approximately $1.0 million of additional expenses associated with renovations to facilities on this property, bringing the total investment to approximately $4.5 million. Management intends to continue to utilize the facility for training and meetings, while seeking investors to acquire the property for commercial development. Given the size and location of the tract, management believes the property can be sold at some future date for a profit.
Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at March 31, 2007 and December 31, 2006. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2007, we also intend to continue to utilize high grade commercial paper as a cash management tool to minimize excess cash balances and enhance returns.
We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any description, and we do not use such investments to hedge our investment positions.
The National Association of Insurance Commissioners has established minimum capital requirements in the form of Risk-Based Capital (RBC). RBC includes the type of business written by an insurance company, the quality of its assets, and various other factors to develop a minimum level of capital called “authorized control level RBC”. This is compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At March 31, 2007 and December 31, 2006, all of our insurance subsidiaries were above required minimum levels.
On March 22, 2004, the Company entered into a loan agreement with Regions Bank, which was amended to be a line of credit. Documents to renew the line of credit through October 2007 and to increase the borrowing capacity to $75 million were executed in November 2006. The line of credit provides for a maximum of $5,000,000 for general corporate purposes not related to the acquisition of insurance companies. Although the line of credit was increased, additional borrowing above $30 million will require the prior written approval of the holders of the Company’s preferred stock. No amount was outstanding on the line at March 31, 2007.
We have committed to the following contractual obligations as of March 31, 2007 with the payments due by the period indicated below:

		Less than 1			More than 5
Contractual Obligation	Total	Year	1 to 3 Years	3 to 5 Years	Years
		(In Thousands)
Operating leases	$1,146	339	626	181	—
Other	86	42	44	—	—

Total operating and other leases	$1,232	381	670	181	—

Future policy benefit reserves:
Life insurance	$479,516	178	1,001	9,390	468,947
Annuities	21,662	11,331	5,079	2,190	3,062
Accident and health	9,349	9,349	—	—	—

Total future policy benefit reserves	$510,527	20,858	6,080	11,580	472,009

Policy claims payable:
Life insurance	$6,206	6,206	—	—	—
Accident and health	1,198	1,198	—	—	—
Casualty	1,567	1,567	—	—	—

Total policy claims payable	$8,971	8,971	—	—	—

Convertible Preferred Stock	$16,251	—	16,251	—	—

Total contractual obligations	$536,981	30,210	23,001	11,761	472,009

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
We are not currently planning to make any significant capital expenditures. We may make acquisitions in 2007 or subsequent years, and we could incur debt.
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
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the three months ended March 31, 2007 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision.
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
A recoverability test that considers among other things, actual experience and projected future experience, is performed at least annually by third party actuarial consultants. These annual recoverability tests initially calculate the available premium (gross premium less benefit net premium less percent of premium expense) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Based upon the analysis performed to only capitalize expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing, management believes that our deferred policy acquisition costs and related amortization as of and for the three months ended March 31, 2007 and 2006 limits the amount of deferred costs to its estimated realizable value. Once a year on SPLIC, through third party consultants, we run a gross premium valuation and compare the results to the net premium valuation as the recoverability test.
SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs and unearned inducements associated with the replaced contract. Also under SOP 05-1, the unamortized deferred acquisition cost is written off when a policy is reinstated that had previously lapsed. SOP 05-1 was implemented in the first quarter of 2007 and as a result the Company wrote off $237,000 of DAC on reinstated policies in the first quarter of 2007.

Valuation of Investments in Fixed Maturity and Equity Securities
At March 31, 2007, investments in fixed maturity and equity securities were 92.4% and 2.0%, respectively, of total investments. All of our fixed maturities were classified as available-for-sale securities at March 31, 2007. All equity securities at March 31, 2007 are classified as available-for-sale securities. We have no fixed maturity or equity securities that are classified as trading securities at March 31, 2007. Additionally, at March 31, 2007, 66.8% of our fixed maturity securities were invested in U.S. Government-sponsored enterprises.
We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. With the exception of Security Plan, virtually all investments of our subsidiaries are in bonds of U.S. Government-sponsored enterprises. Security Plan has significant investments in corporate and municipal bonds.
Gross unrealized losses on fixed maturities available-for-sale amounted to $8.4 million as of March 31, 2007. These securities are primarily investments in callable instruments issued by U.S. Government-sponsored enterprises. Management believes it is remote that unrealized losses on these securities will result in realized losses, since we have the intent and believe we have the ability to hold these securities to the call date or maturity date. Based upon our emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. Government sponsored enterprises, U.S. Treasury securities and obligations of the U.S. Government and agencies, and our analysis whether declines in fair value below cost are temporary or other-than-temporary, no other-than-temporary losses were recorded. The losses are due to the coupon interest rates being less than the prevailing market interest rates at March 31, 2007.
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
Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised over 97% of our investment portfolio as of March 31, 2007. These investments are mainly exposed to changes in Treasury rates. Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 66.8% of the fixed maturities we owned at March 31, 2007 are instruments of U.S. Government-sponsored enterprises, or are backed by U.S. Government agencies.
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
The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100 basis point upward and downward shifts on our available-for-sale fixed maturities investments as of the dates indicated:

Change in Interest Rates
Decreases in Interest Rates
(In thousands)

	100 Basis	200 Basis	300 Basis
	Points	Points	Points
March 31, 2007	$18,856	34,326	52,431

December 31, 2006	$20,429	36,129	55,312

Increases in Interest Rates
(In thousands)

	100 Basis	200 Basis	300 Basis
	Points	Points	Points
March 31, 2007	$(35,357)	(59,748)	(92,786)

December 31, 2006	$(32,305)	(59,302)	(92,949)

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
There are no fixed maturities or other investments that we classify as trading instruments. At March 31, 2007 and December 31, 2006, we had no investments in derivative instruments.
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was less than 2% of our total investments at March 31, 2007. Thus, we believe that significant decreases in the equity markets would have an immaterial impact on our total investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure, among other things, that material information relating to our Company, including its consolidated subsidiaries, is made known to our officers who certify our financial reports and to the other members of our senior management and the Board of Directors.

Our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon an evaluation at the end of the period, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of the material weakness described below. We are implementing new disclosure controls and procedures to remediate this deficiency.
Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, and considering the material weakness discussed below, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2007.
A material weakness in internal control over financial reporting is defined by generally accepted auditing standards as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.
A material weakness existed at December 31, 2006 relating to our financial statement closing process, which resulted from inadequate support and resources at appropriate levels within the finance and accounting organization to enable the timely review of supporting work papers for prior and current accounting periods and to prevent and detect misapplications of U.S. GAAP. As a result of this material weakness, the following adjustments were recorded in the 2006 consolidated financial statements:
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
Change in Internal Control over Financial Reporting
We are committed to improving our internal controls and eliminating this material weakness as quickly as possible. We have initiated and implemented a number of changes to improve our internal controls during the third and fourth quarter of 2006 and will continue initiating and implementing additional improvements in 2007. Specifically, we:

•	Hired a new Vice President of Accounting, with significant statutory accounting and U.S. GAAP experience during the fourth quarter of 2006;

•	Hired a new Chief Actuary with a background in U.S. GAAP financial reporting during the third quarter of 2006;

•	Are committed to implementing an automated ledger during 2007; and

•	Are strengthening the process of workpaper review by senior members of management to ensure the completeness and accuracy of supporting workpapers and schedules, including formalized sign-off processes.
We believe we have begun to take the necessary steps during the first quarter of 2007 to remediate the above-described material weakness as of December 31, 2006. We have strengthened our review of supporting workpapers, and have begun programming to implement an automated U.S. GAAP ledger. We believe that our new automated ledger will be implemented by mid-2007. Also, the new hires in Accounting and Actuarial have had additional time to learn and improve on the Company accounting and reporting processes. Senior management continues to meet with affected departments on a regular basis to seek additional input on improvements. Furthermore, our reporting oversight team has been strengthened with the addition of the Chief Accounting Officer to the group charged with oversight in the process.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have been named as a defendant in one lawsuit pursuing class certification filed in the United States District Court, Eastern District of Louisiana. The suit was initially filed on August 28, 2006, and was styled Abadie, et al v. Aegis Security Insurance Co., et al. That suit sought payments for claims denied by our property and casualty insurance subsidiary, Security Plan Fire Insurance Company (SPFIC), and other declaratory relief relating to Hurricane Katrina. Most property and casualty insurers in Louisiana were named in that lawsuit. The Abadie suit was consolidated into an action styled In Re: Katrina Canal Breaches Consolidated Litigation (“Katrina Consolidated Litigation”). On November 27, 2006, the trial court judge, in three of the cases which comprise the Katrina Consolidated Litigation (not the Abadie case), concluded that the flood exclusions contained in the policies at issue in those three cases were ambiguous as to whether the exclusions pertained to flooding resulting from the negligence of third parties and, therefore, that the policies in those three cases provide coverage for all flooding resulting from the negligence of third parties. The trial court judge immediately certified his opinion for appeal, which was accepted by the U.S. Court of Appeals for the Fifth Circuit. Appeal briefs have already been submitted by the parties in the specific cases in which the ruling was made. The oral argument is scheduled for June 6, 2007. The insurers involved in the appeal assert, among other things, that the flood exclusions at issue should apply. We intend to vigorously defend the applicable flood exclusion language and defend against any proposed class certification. On March 27, 2007, the Abadie matter was administratively closed by the court. Prior to that, a Master Class Action Insurance Complaint was filed in the Katrina Consolidated Litigation in the United States District Court, Eastern District of Louisiana on March 15, 2007. The Master Class Action Insurance Complaint supersedes all previously filed class action complaints. SPFIC is named as a defendant in the Master Class Action Insurance Complaint. The class allegations in Abadie were dismissed on April 18, 2007, as they have been superseded by the Master Class Action Insurance Complaint. Presently, the Master Class Action Insurance Complaint is stayed by order of the court. The stay will presumably remain in place until the U.S. Court of Appeals for the Fifth Circuit rules on the appeal relative to the applicability of the flood exclusion. In the event of an adverse outcome, particularly with regard to (a) whether the flooding is covered by the SPFIC policies and (b) whether this litigation is appropriate for class certification, the potential exposure to SPFIC, while not at this time quantifiable, could be substantial.
We are also a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court, and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, and oral arguments occurred on October 21, 2004. On March 2, 2007, the Texas Supreme Court reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. The suit alleges that certain life insurance policies that we made available by our primary life insurance subsidiary to non-U.S. residents, when combined with a policy feature that allows policy dividends to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We intend to continue to pursue a vigorous defense in any remaining proceeding. However, we expect financial exposure to us, if any, would be significantly less then had the purported class not been decertified.

We are a party to other various legal proceedings incidental to our business, which we do not consider to be material in the event of adverse outcomes to us.
Item 1.A Risk Factors
There are no updates to our risk factors disclosed in our Annual Report on Form 10-K for the Year Ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to our shareholders during the first calendar quarter of 2007.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	The following exhibits are filed herewith:

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Bylaws (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (d)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (e)

Exhibit Number	The following exhibits are filed herewith:
10.3	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (f)

10.4	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (g)

10.5(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.5(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.5(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

Exhibit Number	The following exhibits are filed herewith:
10.5(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.5(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

10.6	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd.(i)

10.7	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

10.8	First Amended and Restated Loan Agreement – Regions Bank, dated December 5, 2005(k)

10.9	First Amendment to First Amended and Restated Loan Agreement – Regions Bank, dated December 8, 2006 (l)

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, on November 14, 1996 and incorporated herein by reference.

(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. I, and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

(j)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.

(k)	Filed on or about March 16, 2006, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2005, as Exhibit 10.10(o), and incorporated herein by reference.

(l)	Filed on March 30, 2007, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2006, as Exhibit 10.9, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.
By:	/s/ Harold E. Riley
Harold E. Riley
Chief Executive Officer and Chairman

By:	/s/ Larry E. Carson
Larry E. Carson
Vice President, Chief Financial Officer and Treasurer

Date: May 10, 2007

EXHIBIT INDEX

Exhibit Number	The following exhibits are filed herewith:

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Bylaws (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (d)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (e)

Exhibit Number	The following exhibits are filed herewith:
10.3	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (f)

10.4	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (g)

10.5(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.5(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.5(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

Exhibit Number	The following exhibits are filed herewith:
10.5(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.5(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

10.6	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd.(i)

10.7	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

10.8	First Amended and Restated Loan Agreement — Regions Bank, dated December 5, 2005(k)

10.9	First Amendment to First Amended and Restated Loan Agreement — Regions Bank, dated December 8, 2006 (l)

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, on November 14, 1996 and incorporated herein by reference.

(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. I, and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

(j)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.

(k)	Filed on or about March 16, 2006, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2005, as Exhibit 10.10(o), and incorporated herein by reference.

(l)	Filed on March 30, 2007, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2006, as Exhibit 10.9, and incorporated herein by reference.