Form 10-K/A
period 2006-12-31
CITIZENS INC
filed 2007-05-25
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K/A
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
Class A: 40,289,786
Class B: 1,001,714
DOCUMENTS INCORPORATED BY REFERENCE
None.
This Annual Report on Form 10-K/A (this “Amendment”) is being filed as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 to include information required by Part III of Form 10-K. The information included in Part III was sent to our stockholders on April 30, 2007 as part of our definitive proxy material relating to our 2007 Annual Meeting of Shareholders; however, the definitive proxy material was not filed with the Commission until May 4, 2007. Consequently, we are now providing information required by Part III of Form 10-K.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
The following table sets forth certain information regarding our business segments and distribution channels.

	For the Year Ended December 31,
	2006		2005
	(In thousands)
		Segment		Segment
Operating Business		Income		Income
Segment and		(Loss)		(Loss)
Principal Distribution	Total	Before	Total	Before
Channel	Revenue	Income Tax	Revenue	Income Tax

Life Insurance — Approximately 2,150 marketing consultants around the world and 525 domestic representatives	$105,747	$10,803	$90,649	$4,715

Home Service Insurance - Approximately 320 employee agents	51,235	3,531	49,655	5,902
Other Non-Insurance Enterprises	1,077	(992)	1,809	1,179

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Because of the type of business Security Plan writes, the average life insurance policy face amount in force is relatively small — approximately $1,500 per policy in 2006 — the underwriting performed on these applications is limited due to the small face amount.
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
Consolidated Information Regarding Our Insurance Businesses

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
The following table sets forth information relating to the ratio of our underwriting and other expenses to insurance revenues.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

				Commissions, Underwriting and
		Commissions,		Operating Expenses, Policy
		Underwriting and		Reserve Increases, Policyholder
		Operating Expenses		Benefits and Dividends to
	Insurance		Ratio to	Policyholders
	Premiums	Amount	Insurance	Amount	Ratio to Insurance
	(a)	(a)	Premiums	(a)	Premiums
	(In thousands)
2006	$128,496	$63,298	49.3%	$155,662	121.1%
2005	116,274	58,414	50.2	138,511	119.1
2004	79,914	38,665	48.4	95,874	120.0
2003	75,643	37,194	49.2	89,455	118.3
2002	67,928	31,411	46.2	79,320	116.8

(a)	After premiums ceded to reinsurers.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
OFAC

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Environmental considerations

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Although numerous actions were taken during the fourth quarter of 2006 to strengthen existing controls and implement additional controls with respect to the above material weakness, the material weakness still existed at December 31, 2006 relating to the financial statement close process. This resulted from inadequate support and resources at

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
appropriate levels within the finance and accounting organization to enable the timely review of supporting workpapers for the prior and current accounting periods and to prevent and detect misapplications of U.S. GAAP.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
The Series A-1 and A-2 Preferred Stock is mandatorily redeemable in 2009. Both may also become redeemable at the option of the holder if certain conditions exist, as described below. Under either scenario, the shares may be redeemed in cash or shares of Class A common stock depending on the circumstances. If redeemable in stock, the redemption price is based on a defined formula.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
enumerated above, require us to pay part or all of the redemption price in cash rather than common stock.
Another provision of the Series A Preferred Stock allows the preferred holders to require the Company to repurchase in cash (i) any shares of Series A Preferred Stock still held by the preferred shareholders and (ii) any shares of Class A common stock still held by the preferred shareholders pursuant to the provisions of the Preferred Stock if certain defined “Events” or other conditions occur and are not cured within specified time periods. The Events or other conditions generally consist of the failure to meet requirements such as or similar to those enumerated above during the period that ends on the earlier of (i) the fifth anniversary of the initial registration statement filed to cover the resale of the preferred shareholders’ shares of Class A common stock or (ii) the date when all preferred shareholders’ shares of Class A common stock covered by that registration statement have been sold.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
PART II

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
million of AAA-rated, tax-exempt municipal bonds were purchased, which generated tax-equivalent yields of 30-40 basis points higher than on agency instruments.
Reserves. The change in future policy benefit reserves increased from $23.6 million in 2005 to $30.7 million in 2006, predominantly due to an improvement in persistency on our international life business, as well as a change in product mix, which resulted in larger first year reserves. During 2005 and 2006, a shift in products sold occurred with the addition of sales in the Pacific Rim, which resulted in a more rapid rise in reserves. The change in future policy benefit reserves increased from $18.1 million in 2004 to $23.6 million in 2005, due predominantly to increased persistency on our business and an increase and change in product mix in new business. Sales of certain endowment products in the Taiwanese market, which build reserves at a much higher rate, contributed to the increase.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
In September 2005, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached consensus on Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (EITF 05-8). EITF 05-8 concludes that (i) the issuance of convertible debt with a beneficial conversion feature results in a basis difference that should be accounted for as a temporary difference and (ii) the establishment of the deferred tax liability for the basis difference should result in an adjustment to additional paid in capital. EITF 05-8 was to be applied retrospectively for all instruments with a beneficial conversion feature accounted for in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and was effective for periods beginning after December 15, 2005. The Company’s Series A-1 was Convertible Preferred Stock has a beneficial conversion feature, and we implemented EITF 05-8 in the first quarter of 2006. The implementation did not have a material impact on the financial position, results of operations or liquidity of the Company.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
At the September 2004 meeting, the EITF reached a consensus with respect to Issue No. 04-8, Accounting Issues Related to Certain features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. This Issue addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share (EPS). The adoption of Issue No. 04-8 did not reduce the Company’s EPS in 2006.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. However, FAS 157 does not require new fair value measurements. The guidance in FAS 157 will be applied prospectively with the exception of certain financial and hybrid instruments measured at initial recognition under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and for block discounts of financial instruments. Additionally, FAS 157 will increase the disclosures required. The pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of FAS 157 on the Company’s financial instruments and its consolidated financial statements.
In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits the option to measure most financial instruments and certain other items at fair value at specified election dates. The change in value represents the unrealized gains and losses that will be included in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating its assets and liabilities to determine which financial instruments, if any, are eligible to account for at fair value under FAS-159 and the related impact on the Company’s consolidated financial statements.
On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.-10 (FIN 48), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties,

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
accounting in interim periods, and additional disclosures. The effective date of this implementation guidance is January 1, 2007, with the cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings. The implementation of FIN 48 will not be material to the Company’s consolidated financial condition.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

	Change in Interest Rates
	Decreases in Interest Rates
	(In thousands)
	100 Basis	200 Basis	300 Basis
	Points	Points	Points
December 31,
2006	$20,429	36,129	55,312

2005	$23,279	42,730	65,930

	Increases in Interest Rates
	(In thousands)
	100 Basis	200 Basis	300 Basis
	Points	Points	Points
December 31,
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
•	Stockholders’ equity as of January 1, 2006 was reduced by $3.1 million as a result of the Company’s adoption of SAB 108.

•	Pre-tax income was reduced by $1.7 million due to an impairment of goodwill (excess cost over net assets acquired) of approximately $1.0 million additional amortization of intangible assets (cost of customer relationships acquired) of approximately $0.7 million for the year ended December 31, 2006.
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

/s/ Ernst & Young LLP

Austin, Texas
March 30, 2007
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information concerning our Directors is set forth below:

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

		Principal	Director
Name	Age	Occupation	Since
Harold E. Riley**	78	Chairman of the Board of the Company Austin, TX	1987

Rick D. Riley **	53	Vice Chairman of the Company; Chairman of the Board, President and CEO of CICA Life Insurance Company of America and subsidiaries Austin, TX	1989

Timothy T. Timmerman	46	President Commerce Properties of Texas	1989

Steven F. Shelton	51	Farmer/Rancher Principal owner of Prairie Wind Energy Lamar, CO	1993

Mark A. Oliver	48	President of the Company Austin, TX	1997

Dr. Richard C. Scott	72	Former Vice President, Development, Baylor University Waco, TX	2000

Dr. E. Dean Gage	64	Executive Director and Bridges Chair, Center for Executive Leadership, Veterinary Medical Education Texas A&M University College Station, TX	2000

Grant G. Teaff	73	Executive Director, American Football Coaches Association Waco, TX	2004

**	Harold E. Riley is the father of Rick D. Riley, Ray A. Riley (our Executive Vice President, Chief Marketing Officer), and Randall Riley (Vice President, Latin American Division) of our primary insurance subsidiary, CICA Life Insurance Company of America. There are no other family relationships between or among the nominees to our Board and our executive officers.
Harold E. Riley, controlling stockholder; our Chairman of the Board from 1987 to present and CEO from June 2006 to present; Chairman of the Board of us and our affiliates from 1994 to 1999; Chairman of the Board and Chief Executive Officer of us from 1992 to 2000; Chairman of the Board and Chief Executive Officer of us and our affiliates from 1992 to 1999; President of us and our affiliates from November 1996 to March 1997; Chairman of the Board, Chief Executive Officer and President of us and our affiliates from 1987 to 1992; Chairman of the Board, President and Chief Executive Officer, Continental Investors Life Insurance Company from 1989 to 1992.
Rick D. Riley, our Vice Chairman since 2000; Vice Chairman and CEO from October 2000 to July 2005; Chairman of the Board of Directors, President and CEO of CICA LIFE

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Insurance Company of America and its affiliates, our subsidiary, from February 2004 to July 2005. Chairman of the Board of Directors, President and CEO of Citizens Insurance Company of America and its affiliates, our subsidiary, from February 1999 to January 2004; our Chief Administrative Officer and Secretary from October 1998 to February 1999; our Executive Vice President from September 1995 to 1998; our Chief Operating Officer from September 1995 to March 1997; our Chief Administrative Officer from 1994 to June 1995, and President thereafter until September 1995; our Executive Vice President and Chief Operating Officer from 1990 to 1991 and 1992 to 1994; President, Computing Technology, Inc. our subsidiary from 1991 to 1992; our Executive Vice President, Data Processing, from 1987 to 1991; Executive Vice President, Continental Investors Life Insurance Company from 1989 to 1992.
Timothy T. Timmerman, President, Commerce Properties of Texas from 1990 to present; Partner, Realcom Management from 1990 to 2007.
Steven F. Shelton, Rancher/Farmer from 1974 to present; Director, First Centennial Corporation, from January to October 1989 and August 1990 to 1992. Principal owner of Prairie Wind Energy, a wind energy development company formed in 2004.
Mark A. Oliver, our President, Chief Corporate Officer and Chief Investment Officer from June 2006 to present; our President, CEO and Chief Investment Officer from July 2005 to June 2006; our President, Chief Investment Officer and Treasurer from February 2004 to July 2005; President and Vice Chairman of our affiliates from February 1999 to present; President of us and our affiliates from March 1997 to February 1999; Executive Vice President, Chief Financial Officer, Secretary and Treasurer of us and our affiliates from 1990 to 1997; Treasurer and Chief Financial Officer of us and our affiliates from 1988 to 1990; Treasurer and Controller of us and our affiliates from 1984 to 1988.
Dr. Richard C. Scott, Former Vice President, Development, Baylor University, Waco, Texas from 1996 to 2006; 1977 to 1996, Dean of Hankamer School of Business, Baylor University; 1972 to 1977, Associate Dean, Director of Graduate Studies, Professor of Management, Hankamer School of Business, Baylor University; 1971 to 1972, Acting Dean while Dean was on leave; 1968 to 1971, Associate Professor of Management, Director of Special Programs, Hankamer School of Business, Baylor University; 1964 to present, Consultant to various firms and governmental agencies in the areas of planning, management strategy, acquisition and sale of business and business evaluations; 1997 to January 2004, Director of Winnebago Industries; 1994 to 1997, Chairman of the Board of Trustees of Annuity Board of the Southern Baptist Convention; 1990 to 1997, Member of Executive Committee of the Board of Trustees of the Annuity Board of the Southern Baptist Convention; 1990 to 1994, Chairman of the Investment Committee of the Board of Trustees of the Annuity Board of the Southern Baptist Convention; 1989 to 1994, Member of Investment Committee of the Board of Trustees of the Annuity Board of the Southern Baptist Convention; 1988 to 1989, Member of the Finance Committee of the Board of Trustees of the Annuity Board of the Southern Baptist Convention; 1980 to 1987, Member of the Board of Directors of the Central National Bank; 1976 to present, Owner of controlling interest (with partner) in Trumas, Inc., a closely held corporation; 1976 to present, General partner of S&T Financial, Ltd.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Dr. E. Dean Gage, Executive Director and Bridges Chair, Center for Executive Leadership, Veterinary Medical Education, Texas A&M University, College Station, Texas, 2004 to present; Associate Dean of Professional Programs, College of Veterinary Medicine, Texas A&M University, College Station, Texas, 2001 to 2004; President Men’s Leadership Ministries, Bryan, Texas, from 1996 to 2000; Executive Director, Center for Executive Development College of Business, Texas A&M University, College Station, Texas, from 1994 to 1996; President, Texas A&M University, College Station, Texas from 1993 to 1994; Executive Vice President and Provost, Texas A&M University, College Station, Texas from 1989 to 1993.
Grant G. Teaff, Executive Director, American Football Coaches Association from 1994 to present.
None of our directors is a director of any other company with a class of securities registered under the Securities Exchange Act of 1934 or any investment company registered under the Investment Company Act of 1940.
Executive Officers. The following table sets forth certain information concerning our executive officers, all of whom are elected annually by the Board of Directors at the first meeting of the Board following each annual meeting of our shareholders:

Name	Age	Position
Harold E. Riley (1)	78	Chairman, Chief Executive Officer
Rick D. Riley (2)	53	Vice Chairman
Mark A. Oliver (3)	48	President, Chief Corporate Officer and Chief Investment Officer
Larry D. Welch (4)	40	Executive Vice President, Chief Operating Officer
Ray A. Riley(5)	46	Executive Vice President, Chief Marketing Officer
Larry E. Carson (6)	53	Vice President, Chief Financial Officer and Treasurer
Geoffrey M. Kolander(7)	31	Vice President, Corporate Secretary and General Counsel
Thomas F. Kopetic (8)	47	Vice President, Accounting

(1)	Mr. Harold E. Riley has served since 1987.

(2)	Rick D. Riley became Vice Chairman in December 1999. He has served in various capacities for us and our affiliates since 1976.

(3)	Mark A. Oliver became President in 1997. He has served in various capacities for us and our affiliates since 1987.

(4)	Larry D. Welch assumed the position of our Executive Vice President, Chief Operating Officer in June 2005. Mr. Welch had served us as Vice President, Policyowner Service, since May 2003. Prior to that time, he was employed by Capital Synergies, Inc., where

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

he served as Vice President of Operations from November 1999.

(5)	Ray A. Riley has served in various capacities for us since 1995, including Director of Personnel and Chief Operating Officer.

(6)	Larry E. Carson joined us as Vice President, Financial Reporting and Tax, and Treasurer in May 2005, and became Chief Financial Officer in 2006. Prior to joining us, he worked at National Western Life Insurance Company, where he served as Assistant Vice President and Assistant Controller from July 1987 to May 2005.

(7)	Geoffrey M. Kolander joined us as Vice President, General Counsel in July 2006, and became Corporate Secretary in March 2007. He served as General Counsel for Tejas Industries, Amarillo, TX, from March 2005 to July 2006, and was an Associate at The Underwood Law Firm, Amarillo, TX from August 2001 to March 2005.

(8)	Thomas A. Kopetic joined us as Vice President, Accounting in September 2006. Prior to that, Mr. Kopetic served as Vice President and Controller of United Teacher Associates Insurance Company, Austin, Texas, from October 2003, and Finance Manager of Unitrin P&C Insurance Group, Dallas, Texas, from October 1998 to October 2003.
Compliance with Section 16(a) of the Exchange Act. Section 16(a) of the Securities Exchange Act of 1934 requires that our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of such reports and amendments thereto furnished to us, we believe that during 2006, all reports were filed on a timely basis.
Code of Ethics Our Board of Directors has adopted a Code of Business Conduct and Ethics (“Code”), which we have posted on our website located at www.citizensinc.com. Shareholders may also obtain a copy of our Code by requesting a copy in writing addressed to Citizens, Inc. at 400 East Anderson Lane, Austin, Texas 78752, Attn: Mark A. Oliver or General Counsel, or by calling us at 512-837-7100.
Our Code provides general statements of our expectations regarding ethical standards that we expect all of our directors, officers and employees to adhere to while acting on our behalf. Among other things, the Code provides that:
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
accepted accounting principles and timely filing our periodic reports.
Our Code also contains procedures for our employees to report, anonymously or otherwise, violations of the Code.
Audit Committee. We have a separately-designated standing Audit Committee of our Board of Directors.
The members of our Audit Committee are Messrs. Scott, Gage and Timmerman. Our Board of Directors has determined that Dr. Richard C. Scott is qualified as an “audit committee financial expert” as that term is defined in the rules of the Securities and Exchange Commission. Dr. Scott served as Dean of Hankamer School of Business of Baylor University from 1972 to 1977; from 1971 to 1972 he was the Associate Dean, Director of Graduate Studies, Professor of Management, Hankamer School of Business, Baylor University. He also has been Associate Professor of Management, Director of Special Programs, Hankamer School of Business, Baylor University.
Our Class A common stock is listed for trading on the New York Stock Exchange. Pursuant to NYSE rules, the Audit Committee is comprised of three or more directors as determined by the Board of Directors, each of whom is independent. Our Board of Directors has determined that all of the members of the Audit Committee are independent, including Dr. Richard C. Scott, as defined in the listing standards of the NYSE and the rules of the SEC.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table below.
Overview of the Compensation Program. As more fully described below, the Compensation Committee of the Board of Directors (the “Compensation Committee”), which is composed of three independent directors, has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy for our executive officers as well as our directors. The compensation setting process consists of establishing compensation for each executive based on our long term objectives. The Compensation Committee also considers general industry practices and other factors in structuring executive compensation. We do not offer incentive based compensation, nor do we offer bonuses or stock options. Our executive compensation consists of salary and access to our qualified profit-sharing plan. The Compensation Committee seeks to ensure that executive compensation is fair, reasonable and competitive. In order to make this determination, toward the end of each calendar year, the Compensation Committee generally evaluates our performance relative to our business plan, and does the same with respect to similar companies. Additionally, each executive officer’s contribution to our achievements during the year is evaluated.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Compensation Philosophy. The goal of the Compensation Committee is to ensure that we employ qualified, experienced executive officers whose financial interests are aligned with that of our shareholders. Because the Compensation Committee does not believe that a systematic pattern exists between executive compensation and performance variables, our compensation philosophy is not to “motivate” the right behaviors from the wrong people through a complex system of bonus incentives. Rather, our objective is to acquire and retain the right people in the first place.
Compensation Performance Analysis. Harold E. Riley, our founder, was elected as our Chairman of the Board and Chief Executive Officer in 1987, although as our founder, his tenure began in 1968. In October 2000, he relinquished the position as our Chief Executive Officer, as well as his position as Chief Executive Officer to our life insurance subsidiaries, to Rick D. Riley, although he retained his position as our Chairman. However, on July 19, 2005, Mark A. Oliver, President, assumed the additional position of our Chief Executive Officer, while Rick D. Riley remained Chief Executive Officer of our life insurance subsidiaries, and remained as our Vice Chairman. In addition, on June 6, 2006, Mr. Oliver relinquished the position as our Chief Executive Officer and Harold E. Riley assumed that position. Harold E. Riley, Mark A. Oliver and Rick D. Riley have historically been, and currently are, employed by us on an “at-will” basis.
The Compensation Committee has conducted a thorough review of the performance of Harold E. Riley, Rick D. Riley and Mark A. Oliver for the year 2006. This review included an evaluation of the progress made by us towards the attainment of our goals and the role such persons played in our progress. The review also included a broad based comparison of salaries of senior executives of other public life insurance holding companies who are typically identified as comparable to us and the manner in which such executives are compensated.
We made progress financially in 2006 compared to 2005. Despite the impact of legislatively and judicially mandated extensions for filing claims and lawsuits, due to Hurricanes Katrina and Rita in Louisiana, the location of the operations of Security Plan Life Insurance Company, Security Plan Fire Insurance Company, and our home service business subsidiaries, we made progress financially in 2006 compared to 2005. Our 2006 net income per common share increased from $.13 in 2005 to $.16 in 2006, our net income grew sharply in 2006, reaching $8.7 million, an approximately 18.8 % increase over our income in 2005 of $7.3 million. We also experienced a 10.5% increase in premium income in 2006 over 2005.
Giving consideration to these factors, the Compensation Committee was encouraged by the progress we made during 2006, and it considers each of the above three persons to be valuable officers in implementing our goals. Therefore, it is the opinion of the Compensation Committee that annual salaries for Harold E. Riley, Rick D. Riley and Mark A. Oliver for 2007 be established at $800,000, $350,000, and $325,000, respectively.
Compensation Comparables. To assist in establishing the compensation for 2007, the Compensation Committee also utilized independent sources to identify “comparables” within our industry. The following companies were identified as comparables: National Western Life, Erie Family Life Insurance Company, Financial Industries Corporation, Independence Holding Company, KMG America, Kentucky Investors, Inc., Security

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
National Financial Corporation, UTG, Inc., and Cotton States Life. Compensation data found on these comparables was limited to only those individuals for whom compensation information was disclosed publicly. As a result, the data typically included only the five most highly compensated officers at each company as of their latest public filing. Generally, this correlated to the Chairman/CEO, Vice Chairman, President and the individuals who are executive vice presidents or the equivalent with us. Additional data obtained on each comparable company included total assets, debt, revenue and net income. No research was conducted to assist in establishing compensation at other levels within us.
Comparative Compensation Analysis. The overall results of the comparables study provided additional information for the Compensation Committee’s final determination. As noted above, the Compensation Committee reviewed a number of factors within the comparable companies; however, the focus of attention was on base salary compensation, which consisted of salary excluding bonuses and any matching contributions to a company’s 401(k) plan.
For the purposes of the comparison analysis, three comparables were selected for discussion. The Compensation Committee determined that these were the most congruent with Citizens, Inc. in relation to markets, assets, size and revenue. These comparables were: National Western Life (“National Western”), Financial Industries Corporation (“FIC”) and KMG America (“KMG”). Although National Western’s assets and revenues are larger, it is a publicly traded insurance company in Austin, Texas with international marketing operations that are significantly similar to ours. FIC and KMG were closest to us in assets and revenue.
Based on the Compensation Committee’s analysis, the 2007 compensation for Harold Riley of $800,000, our Chairman and Chief Executive Officer, was determined to be appropriate in the determination of the Compensation Committee. This amount was significantly lower (approximately 46.4%) than the base compensation for the Chairman/CEO of National Western. This is to be expected since National Western reported assets in June 2006 of over $6 billion and revenues close to three times that of ours. However, this amount is higher than both FIC and KMG. In the case of FIC, this amount was higher by approximately 13.7%. It should be noted, though, that FIC’s last available SEC filing at the time of the Compensation Committee’s review was December 31, 2003.
Furthermore, FIC’s Chairman/CEO also reported a bonus of $2.5 million in 2003 (the last information available). As Harold E. Riley’s recommended 2007 salary relates to KMG, this amount was significantly higher (approximately 41%) than the base compensation for its Chairman/CEO. The data for KMG was analyzed as of its June 2006 SEC filing.
In analyzing these factors, the Compensation Committee performed a subjective analysis of the averages for FIC and KMG, combined with the comparison to National Western, which suggests that $800,000 is an appropriate compensation for our Chairman/CEO. This is particularly true when considering the fact that a significant majority of the comparable companies had targeted compensation beyond base salary. The compensation of executives in these companies included bonuses, stock options and contributions to company 401(k) plans.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The Compensation Committee followed a similar, albeit slightly less elaborate, process with respect to comparing the compensation for our other senior executives. These salaries were not objectively determined, but instead reflect the levels that the Compensation Committee concludes were appropriate based upon our compensation philosophy and their experience and tenure with us. The Compensation Committee also performed a similar analysis with respect to other senior management.
Board Process and Conclusion. The Compensation Committee’s recommendations are subject to approval of the Board of Directors. Once the Board of Directors has completed its analysis, it discusses its conclusions with senior management. The Board of Directors has analyzed and discussed with senior management the recommended 2007 compensation. A similar exercise was conducted in 2006. Additionally, the Compensation Committee reviews and discusses the CD&A with our management. The Compensation Committee then recommends to the full Board of Directors that the CD&A be included in the Proxy Statement or discloses to the full Board of Directors the reasons that it cannot make such a recommendation.
EXECUTIVE OFFICER AND DIRECTOR COMPENSATION
The following table presents the aggregate compensation that was earned by our Principal Executive Officer for 2006 and our four most highly compensated executive officers other than the Principal Executive Officer. There has been no compensation awarded to, earned by or paid to any employee required to be reported in any table or column in any fiscal year, other than what is set forth in the table below.
SUMMARY COMPENSATION TABLE
Annual Compensation

Name and			All Other
Principal			Compensation
Position	Year	Salary	(1)	Total

PEO — Principal Executive Officer
Harold E. Riley,	2006	$779,045	$42,000	$821,045
Chairman and Chief Executive Officer
PFO — Principal Financial Officer
Larry E. Carson,	2006	$125,204	-0-	$125,204
Chief Financial Officer
Rick D. Riley,	2006	$311,738	$42,000	$353,738
Vice Chairman
Mark A. Oliver,	2006	$285,780	$31,710	$317,490
President
Ray A. Riley,	2006	$217,480	$11,325	$228,805
Chief Marketing Officer

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

(1)	Company contribution to qualified profit-sharing plan. The 2006 amounts represent the results of the 2005 plan year credited in 2006. The 2006 results will not be available until late 2007. Also includes the use of company automobile for each of Harold E. Riley, Rick D. Riley and Mark A. Oliver, the value of which was less than $25,000.
Our employees are covered under our qualified profit-sharing plan (the “Plan”). Under the terms of the Plan, all employees who have completed one year of service are eligible to participate. Vesting begins following completion of two years service and employees become fully vested after six years service. We made a $300,000 contribution in 2004, $500,000 in 2005 and $750,000 in 2006. Messrs. H. E. Riley, R. D. Riley, M. A. Oliver and R. A. Riley had, $372,358, $451,515, $233,852 and $46,051, respectively, vested under the Plan as of December 31, 2006, the last year for which allocations are complete.
Director Compensation. The following table sets forth all compensation that we paid to our directors in 2006.

Fees Earned or
Name of Director	Paid in Cash ($)

Harold E. Riley	$0
Rick D. Riley	$0
Mark A. Oliver	$0
Dr. Richard C. Scott	$15,000
Grant G. Teaff	$12,600
Dr. E. Dean Gage	$13,800
Steven F. Shelton	$13,200
Timothy T. Timmerman	$14,400
We pay each non-employee director $12,000 per year and reimburse the directors for travel expenses to the Board meetings. Each non-employee director who is on our Board committees also receives $600 per meeting attended in person. Our directors who are also our employees receive no separate or additional compensation for service on the Board, but rather receive only compensation in connection with their employment by us. Our non-employee directors do not receive any other compensation, such as stock options or other benefits.
COMPENSATION COMMITTEE REPORT
The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Report.
COMPENSATION COMMITTEE
Richard C. Scott, Chairman
Steven F. Shelton
Grant G. Teaff

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table shows, as of March 30, 2007, certain information with regard to the beneficial ownership of our common stock:
•	by each of our executive officers and directors,

•	by all of our executive officers and directors as a group, and

•	by each person or group who is known by us to own beneficially more than 5% of our outstanding common stock.

	Shares Owned and	Percent of
Name and Address	Nature of Ownership (1)	Class
Harold E. Riley	4,269,623 Class A(2)	10.6%
400 E. Anderson Lane	1,001,714 Class B(2)	100.0%
Austin, TX 78752

Rick D. Riley 400 E. Anderson Lane Austin, TX 78752	874,468 Class A(3)	2.2%

Ray A. Riley 400 E. Anderson Lane Austin, TX 78752	532,688 Class A(4)	1.3%

Timothy T. Timmerman 4903 Whitethorn Court Austin, TX 78746	9,088 Class A	(6)

Steven F. Shelton 7359 Road X Lamar, CO 81052	3,039 Class A	(6)

Mark A. Oliver 400 E. Anderson Lane Austin, TX 78752	22,181 Class A(5)	(6)

Larry E. Carson 400 E. Anderson Lane Austin, TX 78752	717 Class A	(6)

Dr. E. Dean Gage Texas A&M University College of Veterinary Medicine College Station, TX 77843	1,661 Class A	(6)

Dr. Richard C. Scott 4638 Baylor Camp Rd. Crawford, TX 76638	3,447 Class A	(6)

Grant G. Teaff 8265 Forest Ridge

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

	Shares Owned and	Percent of
Name and Address	Nature of Ownership (1)	Class
Waco, TX 76712	5,501 Class A	(6)

All executive officers	5,722,413 Class A	14.2%
and directors as	1,001,714 Class B	100.0%
a group (11 persons)

Gala Management Services, Inc. (as trustee of four non-U.S. trusts and/or record holder) Ave. Federico Boyd y Calle 51 Este #18 Edificio Scotia Plaza, Piso 10 Panama City, Panama	13,477,914 Class A	(7)

Dimensional Fund Advisors	2,101,185 Class	5.2%
1299 Ocean Avenue	A (8)
Santa Monica, CA 90401

(1)	Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property law.

(2)	Owns 3,867,519 Class A shares directly and his spouse owns 402,104 Class A shares. The Harold E. Riley Trust, of which Mr. Riley is the controlling Trustee, owns all of the 1,001,714 issued and outstanding shares of Class B common stock.

(3)	Owns 498,817 Class A shares directly, 15,774 Class A shares as joint tenant with spouse, and 359,877 Class A shares indirectly as trustee for minor children.

(4)	Owns 308,500 Class A shares directly, 21,997 Class A shares as joint tenant with spouse, and 202,191 Class A shares indirectly as custodian for spouse and minor children.

(5)	Includes 2,437 shares pledged as security to a third party lender.

(6)	Less than one percent (1%).

(7)	This number and the information in this footnote was obtained from an amended Schedule 13D filed with the SEC on or about March 20, 2007. Galindo, Arias & Lopez is a Panamanian law firm which is the 100% owner of two trust companies, Gala Management Services, Inc. (“Gala”) and Regal Trust (BVI) Ltd. (“Regal”). The principal business of each of these companies is to act as trustee for two trusts each. The beneficiaries of these trusts are (i) non-U.S. policyholders of a Company insurance subsidiary, CICA Insurance Company of America (“CICA”), who, since 1987, have assigned their life insurance policy dividends, paid and payable by CICA, to two trusts administered by Gala and Regal (one trust each), and (ii) non-U.S. insurance sales associates of CICA who, since 1987, have assigned various life insurance policy sales commissions paid and payable to them to two trusts administered by Gala and Regal (one trust each). The purpose of each trust is to accumulate our Class A common stock for its beneficiaries. In order to join a trust, a policyholder or sales associate must certify that he or she is neither a citizen nor a resident of the United States. No beneficiary has power to direct a purchase or sale of the Class A common stock held by

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

a trust so long as such beneficiary has not liquidated such beneficiary’s participation in such trust.

The reporting persons named below may be deemed to be a group as defined in Rule 13d-5(b) under the Securities Exchange Act of 1934 and, as such a group, may be deemed to beneficially own an aggregate of 13,477,914 shares of Class A common stock (33.4% of the outstanding Class A common stock as of the record date).

GAMASE Insured Trust holds 7,777,127 shares of the Class A common stock and may be deemed to beneficially own such shares pursuant to Rule 13d-3 (19.0% of the outstanding Class A common stock as of the record date).

Regal Policyholders Trust holds 4,786,670 shares of the Class A common stock and may be deemed to beneficially own such shares pursuant to Rule 13d-3 (12.0% of the outstanding Class A common stock as of the record date).

GAMASE Agents Trust holds 354,936 shares of the Class A common stock and may be deemed to beneficially own such shares pursuant to Rule 13d-3 (1.0% of the outstanding Class A common stock as of the record date).

Regal Associates Trust holds 559,181 shares of the Class A common stock and may be deemed to beneficially own such shares pursuant to Rule 13d-3 (1.0% of the outstanding Class A common stock as of the record date).

Gala is the sole trustee of GAMASE Insureds Trust and GAMASE Agents Trust, and therefore may be deemed to beneficially own 8,132,063 shares of the Class A common stock (20.0% of the outstanding Class A common stock as of the record date).

Regal is the sole trustee of Regal Policyholders Trust and Regal Associates Trust, and therefore may be deemed to beneficially own 5,345,851 shares of the Class A common stock pursuant to Rule 13d-3 (13.0% of the outstanding Class A Common Stock as of the record date).

Galindo, Arias & Lopez owns a 100% interest in each of the Gala Management and Regal, and therefore may be deemed to beneficially own 13,477,914 shares of the Class A common stock (33.0% of the outstanding Class A common stock as of the record date).

No reporting person has either sole or shared power to direct the vote with respect to any shares of Class A common stock.

(8)	This number and the information in this footnote was obtained from a Schedule 13D filed with the SEC on or about February 1, 2007, by Dimensional Fund Advisors LP, reporting sole power to vote or direct the vote over 2,101,185 shares and sole power to dispose or direct the disposition of 2,101,185 shares.
None of the above named persons owns any of our Series A Preferred Stock. We are not aware of any arrangement, including any pledge by any person, of our common stock, the operation of which may at a subsequent date result in a change of control of our Company.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 13. Certain Relationships and Related Transaction, and Director Independence
Related Party Transactions. The Vice President, Latin American Division, of our primary life insurance subsidiary is Randall H. Riley, son of Harold E. Riley, our founder, Chief Executive Officer and Chairman of the Board, and brother of Rick D. Riley, our Vice Chairman and director, and Ray A. Riley, our Executive Vice President, Chief Marketing Officer. Randall H. Riley is employed “at will” and receives an annual salary of $180,000 and participates in our qualified profit-sharing plan. We are not aware of any other transaction, or series of transactions, since January 1, 2006, or any currently proposed transactions, or series of transactions, to which we or any of our subsidiaries was to be a party, in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer, more than 5% shareholder or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.
Independent Directors. Our Board of Directors determines whether a director and nominee to be a director is “independent” in accordance with the New York Stock Exchange (“NYSE”) requirements for independent directors (Section 303A of the NYSE’s Listed Company Manual). In order to be considered independent, other than in his capacity as a member of the Board of Directors or any board committee, a director may not accept any consulting, advisory or other compensation fee from us, and may not be an affiliated person of us or any subsidiary. In addition to compliance with NYSE independence requirements, our Board is also responsible to determine affirmatively that each independent director has no other material relationship with us or our affiliates or any executive officer of us or his or her affiliates. A relationship will be considered “material” if in the judgment of the Board it would impair one’s effectiveness or independent judgment as a director.
Our Board of Directors has determined that directors Gage, Shelton, Timmerman, Scott and Teaff are independent as set forth in the NYSE independence requirements. In addition, our Board of Directors has determined that each member of the Audit Committee and the Compensation Committee of our Board of Directors is independent in compliance with the independence requirements of the NYSE.
Item 14. Principal Accounting Fees and Services.
During 2006 and 2005, the following fees were billed to us by our registered independent public accounting firms:

	2006	2005
Audit Fees	$2,136,000	$1,189,042
Audit-Related Fees	-0-	24,000
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

	$2,136,000	$1,213,042

To help assure independence of our registered independent public accounting firms, the Audit Committee of our Board of Directors has established a policy whereby all audit,

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
review, attest and non-audit engagements of the principal accountant or other firms must be approved in advance by the Audit Committee; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable Securities and Exchange Commission rules. This policy is set forth in our Amended Audit Committee Charter. Of the fees shown in the table which were billed by our principal accountants in 2005 and 2006, 100% were approved by the Audit Committee.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	(1) and (2) Filings as Part of this Report

The financial statements and schedules listed on the following index to financial statements and financial statement schedules are filed under Item 8 as part of this Form 10-K.

(b)	(3) Exhibits — See the Exhibit Index

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
As described in Note 1 (q) to the consolidated financial statements, during the fourth quarter 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). In accordance with the transition provisions of SAB No. 108, the Company recorded an adjustment to retained deficit effective January 1, 2006 for the correction of prior period misstatements.
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
/s/ KPMG LLP
Dallas, Texas
March 16, 2006

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position
December 31, 2006 and 2005
(In thousands)

Assets	2006	2005

Investments:
Fixed maturities held-to-maturity, at amortized cost (fair value $0 and $9,144 in 2006 and 2005, respectively)	$—	7,640
Fixed maturities available-for-sale, at fair value (cost: $497,939 and $457,387 in 2006 and 2005, respectively)	488,318	449,931
Equity securities available-for-sale, at fair value (cost: $279 and $429 in 2006 and 2005, respectively)	312	610
Mortgage loans on real estate, net (less $0 and $50 allowance for loan losses in 2006 and and 2005, respectivley)	456	833
Policy loans	23,542	23,918
Real estate and other long-term investments (less $206 and $172 accumulated depreciation in 2006 and 2005, respectively)	2,427	1,879

Total investments	515,055	484,811

Cash and cash equivalents	24,521	18,311
Accrued investment income	7,107	6,478
Reinsurance recoverable	16,044	19,118
Deferred policy acquisition costs	86,975	70,410
Other intangible assets	1,093	2,095
Cost of customer relationships acquired	34,812	39,259
Excess of cost over net assets acquired	11,386	12,402
Property and equipment, net	7,350	7,737
Due premium, net (less $1,440 and $0 allowance for doubtful accounts in 2006 and 2005, respectively)	6,078	28
Other assets	763	1,240

Total assets	$711,184	661,889

(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position, Continued
December 31, 2006 and 2005
(In thousands)

Liabilities and Stockholders’ Equity	2006	2005
Liabilities:
Future policy benefit reserves:
Life insurance	$473,355	436,717
Annuities	20,761	19,440
Accident and health	10,604	11,580
Dividend accumulations	5,027	5,067
Premium deposits	11,897	9,942
Policy claims payable	9,448	11,227
Unearned premium	1,812	1,684
Other policyholders’ funds	3,771	3,789

Total policy liabilities	536,675	499,446
Commissions payable	2,581	2,667
Federal income tax payable	2,031	448
Deferred Federal income tax	1,498	1,621
Warrants outstanding	1,831	1,587
Funds held in trust and other liabilities	14,074	7,611

Total liabilities	558,690	513,380

Commitments and contingencies (Note 10)
Cumulative convertible preferred stock — Series A (Series A-1 — $500 stated value per share, 25,000 shares issued, authorized and outstanding in 2006 and 2005; Series A-2 — $935 stated value per share, 5,000 shares authorized, 4,014 shares issued and outstanding in 2006 and 2005)	12,883	11,546

Stockholders’ equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 43,425,524 shares issued in 2006 and 43,300,934 shares issued in 2005, including shares in treasury of 3,135,738 in 2006 and 2005	210,066	211,403
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2006 and 2005	3,184	3,184
Retained deficit	(56,282)	(61,812)
Accumulated other comprehensive loss:
Unrealized losses on securities, net of tax	(6,346)	(4,801)

	150,622	147,974
Treasury stock, at cost	(11,011)	(11,011)

Total stockholders’ equity	139,611	136,963

Total liabilities and stockholders’ equity	$711,184	661,889

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity, continued
Years ended December 31, 2006, 2005 and 2004
(In thousands)
A summary of the number of shares of common stock of Class A, Class B, and treasury stock issued is as follows:

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
The value of CCRA in the Company’s various acquisitions, which is included in cost of customer relationships acquired in the accompanying consolidated financial statements, was determined based on the present value of future profits discounted at rates ranging from 5% to 8.5%. In 2005 the Company recorded additional amortization of $2.3 million related to the Louisiana hurricanes. In conjunction with this loss recognition, management revised the Company’s amortization methodology to (a) reduce its projection of future collected premiums by approximately 4% and (b) to amortize the acquired paid up block over in force balances, which resulted in a $400,000 decrease in amortization expense in 2006. As a result, for premium-paying policies, the CCRA is being amortized over the anticipated premium paying period of the related policies. For paid-up policies, amortization is based on the change in in-force balances. Prior to 2006, amortization for premium paying and paid-up policies was amortized over the anticipated premium paying period.
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

At the September 2004 meeting, the EITF reached a consensus with respect to Issue No. 04-8, Accounting Issues Related to Certain features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. This Issue addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share (EPS). The adoption of Issue No. 04-8 in the first quarter 2005 did not affect the Company’s EPS.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. However, FAS 157 does not require new fair value measurements. The guidance in FAS 157 will be applied prospectively with the exception of certain financial and hybrid instruments measured at initial recognition under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and for block discounts of financial instruments. Additionally, FAS 157 will increase the disclosures required. The pronouncement is effective for fiscal years beginning after November-15, 2007. The Company is currently evaluating the impact of FAS 157 on the Company’s financial instruments and its consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits the option to measure most financial instruments and certain other items at fair value at specified election dates. The change in value represents the unrealized gains and losses that will be included in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating its assets and liabilities to determine which financial instruments, if any, are eligible to account for at fair value under FAS 159 and the related impact on the Company’s consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.-10 (FIN 48), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. The effective date of this implementation guidance was January 1, 2007, with the cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings. The implementation of FIN 48 will not be material to the Company’s consolidated financial condition.

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

The Company adopted SAB 108 effective January 1, 2006. As such, the Company has evaluated the balance sheet and prior period income statements to determine if any material misstatements had occurred. The Company identified misstatements in several balance sheet accounts, but determined that no errors were material to any prior year; therefore, prior year financial statements will not require amendment. The Company’s SAB 108 adjustment increased the

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
retained deficit by $3.1 million at January 1, 2006.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
The table below reconciles the balance sheet at December 31, 2005 with the SAB 108 adjustments to the adjusted balance at January 1, 2006.

Assets	12/31/2005	Correction	Note	1/1/2006

Investments:
Fixed maturities and equity securities	$458,181	—		458,181
Mortgage loans on real estate	833	50	K	883
Policy loans	23,918	(804)	A	23,114
Real estate and other long-term investments	1,879	972	A	2,851
Cash and cash equivalents	18,311	—		18,311
Accrued investment income	6,478	(14)	A	6,464
Reinsurance recoverable	19,118	378	E	19,496
DAC and CCRA	109,669	(863)	C	108,806
Other intangible assets	2,095	(952)	D	1,143
Excess of cost over net assets acquired	12,402	—		12,402
Property and equipment	7,737	(120)	I	7,617
Due premium, net	28	4,955	B	4,983
Other assets	1,240	(306)	A	934

Total assets	$661,889	3,296		665,185

Liabilities and Stockholders’ Equity	12/31/2005	Correction	Note	1/1/2006
Liabilities:
Future policy benefit reserves:
Life insurance	$436,717	4,544	B,C	441,261
Annuities	19,440	—		19,440
Accident and health	11,580	5	A	11,585
Policyholder deposits, accumulations, claims payable and other funds	31,709	292	F,J	32,001
Commissions payable	2,667	(541)	A	2,126
Federal income tax payable	448	253	L	701
Deferred Federal income tax	1,621	(184)	M	1,437
Warrants outstanding	1,587	—		1,587
Funds held in trust and other liabilities	7,611	2,074	A,C,H	9,685

Total liabilities	513,380	6,443		519,823
Convertible preferred stock	11,546	—		11,546
Total stockholders’ equity	136,963	(3,147)		133,816

Total liabilities and stockholders’ equity	$661,889	3,296		665,185

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

		Gross	Gross
		unrealized	unrealized
		(losses) less	(losses)
		then 12	more then
	Cost	months	12 months	Fair value
Fixed maturities available-for-sale:
U.S. Treasury securities and obligations of	$201	(1)	—	200
U.S. Government corporations and agencies U.S. Treasury securities and obligations of	206	—	(3)	203
U.S. Government corporations and agencies U.S. Government-sponsored enterprises	67,471	(530)	—	66,941
U.S. Government-sponsored enterprises	194,893	—	(5,403)	189,490
Public utilities	2,016	(33)	—	1,983
Debt securities issued by states of the United States and political subdivisions of the states	17,690	(248)	—	17,442
Debt securities issued by states of the United States and political subdivisions of the states	18,291	—	(190)	18,101
Corporate debt securities	27,081	(627)	—	26,454
Corporate debt securities	65,970	—	(2,302)	63,668
Securities not due at a single maturity date	405	(8)	—	397
Securities not due at a single maturity date	48,998	—	(1,535)	47,463

Total fixed maturities available-for-sale	$443,222	(1,447)	(9,433)	432,342

Total Equity Securities:	$79	—	(7)	72

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

	2006	2005	2004
		(In thousands)

Policy and contract claims payable at January 1	$11,227	8,282	5,648
Less: reinsurance recoverable	4,337	2,714	1,144

Net balance at January 1	6,890	5,568	4,504

SAB 108 adjustment (see note1(q))	292	—	—

Adjusted balance at January 1	7,182	5,568	4,504

Acquisitions of Security Plan	—	—	3,715
Less: reinsurance recoverable	—	—	—

Net acquired balance	—	—	3,715

Add: claims incurred, related to:
Current year	24,790	27,928	12,744
Prior years	2,838	(1,212)	(1,833)

	27,628	26,716	10,911

Deduct: claims paid, related to:
Current year	18,731	21,037	11,514
Prior years	8,670	4,357	2,048

	27,401	25,394	13,562

Net balance December 31	7,409	6,890	5,568
Plus: reinsurance recoverable	2,039	4,337	2,714

Policy and contract claims payable, December 31	$9,448	11,227	8,282

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

	2006	2005
Statutory Stockholders’ Equity	(In thousands)

Life insurance operations	$99,693	102,463
Property insurance operations	3,393	1,438

Total statutory stockholders’ equity	$103,086	103,901

	2006	2005	2004
Statutory Net Income (Loss)	(In thousands)

Life insurance operations	$9,104	7,747	11,847
Property insurance operations	(3,783)	(3,812)	327

Total statutory net income	$5,321	3,935	12,174

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
Documents to renew the line of credit through October 2007, and to increase the borrowing capacity to $75 million, were executed in November 2006. The line of credit provides for a maximum of $5,000,000 for general corporate purposes not related to the acquisition of insurance companies. Although the line of credit was increased, additional borrowing above $30 million will require the prior written approval of the holders of the Company’s preferred stock. No amount was outstanding on this line at December 31, 2006.
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
The Series A-1 Preferred and Series A-2 Preferred are convertible at the option of the investors at any time into shares of Class A common stock at a conversion price of $6.33 per share and a range from $6.11 to $7.26 per share, respectively, and each with a mandatory redemption in five years after their issuance if not converted prior to the redemption date. The Series A-1 Preferred can be converted into an aggregate of 1,975,000 Class A common shares. The Series A-2 Preferred can be converted into an aggregate number of shares based on a variable defined price.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
The Series A-1 and A-2 Preferred stock is mandatorily redeemable in 2009. Both may also become redeemable at the option of the holder if certain conditions exist, as described below. Under either scenario, the shares may be redeemed in cash or shares of Class A common stock depending on the circumstances. If redeemed in stock, the redemption price is based on a defined formula.
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
We are also a party to various legal proceedings incidental to our business. We have been named as a defendant in various legal actions, including one lawsuit pursuing class certification filed in the United States District Court, Eastern District of Louisiana, on August 28, 2006, styled Abadie, et al v. Aegis Security Insurance Co., et al, seeking payments for claims denied by Security Plan Fire Insurance Company (“SPFIC”) and other declaratory relief relevant to Hurricane Katrina. All property and casualty insurers in Louisiana were named in this lawsuit. On November 27, 2006, the trial court judge concluded that the flood exclusions contained in most, if not all, of the property and casualty insurance policies were ambiguous whether the exclusions pertained to flooding resulting from the negligence of third parties. As a result, the trial court judge concluded that the policies will provide coverage for all flooding resulting from the negligence of third parties The trial court judge immediately certified his opinion for appeal. It is presently unknown whether the U.S. Court of Appeals for the Fifth Circuit will accept the appeal and, if so, what the briefing schedule will be for a resolution of this appeal. However, we assert, among other things, that the SPFIC policies’ flood exclusion language should apply. We intend to vigorously defend the applicable flood exclusion language and defend against the proposed class certification. In the event of an adverse outcome, especially with regard to (a) whether the flooding is covered by the SPFIC policies and (b) whether this litigation is appropriate for class certification, the potential exposure to SPFIC, while not at this time quantifiable, could be substantial. Reserves for claims payable are based on the expected claim amount to be paid after a case-by-case review of the facts and circumstances relating to each claim. A contingency exists with regard to these reserves until the claims are adjudicated and paid.

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

Year Ended December 31	2006	2005	2004
	(In thousands)
Profit (Loss) Measurement
Income (loss) before federal income tax:
Life Insurance	$10,803	4,715	5,842
Home Service Insurance	3,531	5,902	2,609
Other Non-Insurance Enterprises	(992)	1,179	(363)

Total consolidated income before Federal income taxes	$13,342	11,796	8,088

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
At December 31, 2006, the Company had accumulated approximately $3,291,000 in its “policyholders’ surplus account.” This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated. No new additions will be made to this account. Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to the shareholder, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction. The Company does not anticipate any transactions that would cause any part of this amount to become taxable. However, should the balance at December 31, 2006 become taxable, the tax computed at present rates would be approximately $1,119,000.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(17)	Quarterly Financial Information (Unaudited)
The following table contains selected unaudited consolidated financial data for each calendar quarter.

		SAB 108
	As Reported	Adjustments		Interperiod		As
2006	on Form 10-Q	(See Note 1(q))		Adjustments		Adjusted
	(In thousands)
Fourth Quarter:
Revenues	43,270	955	A
		162	B
		216	C			44,603

Benefits and expenses	38,145	350	D	(589	)E
				65	F	37,971

Federal income tax expense	2,039	334		178		2,551
Net income	3,086	649		346		4,081
Net income available to common shareholders	2,585	649		346		3,580
Basic and diluted earnings per share	0.06	0.02		0.00		0.08
Third Quarter:
Revenues	38,485	(65	)C	180	G	38,600

Benefits and expenses	34,522			65	F
				48	E
				(225	)H
				(135	)I	34,275

Federal income tax expense	1,375	(22)		145		1,498
Net income	2,588	(43)		282		2,827
Net income available to common shareholders	2,080	(43)		282		2,319
Basic and diluted earnings per share	0.05	(0.00)		0.01		0.06
Second Quarter:
Revenues	38,196	(151	)C			38,045

Benefits and expenses	37,000			65	F
				75	H
				38	I
				(17	)E	37,161

Federal income tax expense	242	(51)		(55)		136
Net income	954	(100)		(106)		748
Net income available to common shareholders	446	(100)		(106)		240
Basic and diluted earnings per share	0.01	(0.00)		(0.00)		0.01
First Quarter:
Revenues	38,108	(955	)A	(180	)G
		(162	)B			36,811

Benefits and expenses	35,050	(350	)D	(195	)F
				150	H
				97	I
				558	E	35,310

Federal income tax expense	1,009	(261)		(268)		480
Net income	2,049	(506)		(522)		1,021
Net income available to common shareholders	1,543	(506)		(522)		515
Basic and diluted earnings per share	0.04	(0.01)		(0.02)		0.01

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
Schedule IV
Reinsurance

			Assumed		% of
		Ceded to	From		Amount
	Direct	Other	Other	Net	Assumed
(In thousands)	Amount	Companies	Companies	Amount	to Net

Year ended December 31, 2006 Life insurance in force	$3,971,499	258,756	669,787	4,382,530	15.3%

Premiums:
Life insurance	123,976	1,844	1,126	123,258	0.9
Accident and health insurance	10,403	8,942	—	1,461
Property	4,802	1,025	—	3,777

Total premiums	$139,181	11,811	1,126	128,496	0.9%

Year ended December 31, 2005 Life insurance in force	$3,687,229	221,793	592,636	4,058,072	14.6%

Premiums:
Life insurance	112,423	1,907	571	111,087	0.5
Accident and health insurance	12,389	10,829	—	1,560
Property	4,758	1,131	—	3,627

Total premiums	$129,570	13,867	571	116,274	0.5%

Year ended December 31, 2004 Life insurance in force	$3,513,044	265,001	488,312	3,736,355	13.1%

Premiums:
Life insurance	78,378	1,001	636	78,013	0.8
Accident and health insurance	15,086	14,298	—	788
Property	1,203	90	—	1,113

Total premiums	$94,667	15,389	636	79,914	0.8%

See accompanying report of independent registered public accounting firm.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.
Date: May 25, 2007	By:	/s/ Harold E. Riley
Harold E. Riley
Chief Executive Officer and Chairman

	By:	/s/ Larry E. Carson
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

Dated: May 25, 2007

/s/ Mark A. Oliver	/s/ Mark A. Oliver for Harold E. Riley
Mark A. Oliver, Director	Harold E. Riley, Chairman of the Board and Director

/s/ Mark A. Oliver for Dr. Richard C. Scott	/s/ Mark A. Oliver for Timothy T. Timmerman
By: Mark A. Oliver, Attorney	By: Mark A. Oliver, Attorney

/s/ Rick D. Riley	/s/ Mark A. Oliver for Steven F. Shelton
Rick D. Riley, Director	By: Mark A. Oliver, Attorney

/s/ Mark A. Oliver for Dr. E. Dean Gage	/s/ Mark A. Oliver for Grant G. Teaff
By: Mark A. Oliver, Attorney	By: Mark A. Oliver, Attorney

EXHIBITS

Exhibit Number	The following exhibits are filed herewith:

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Bylaws (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (d)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (e)

10.3	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (f)

10.4	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (g)

10.5(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.5(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

Exhibit Number	The following exhibits are filed herewith:

10.5(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.5(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.5(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

10.6	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd.(i)

10.7	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

10.8	First Amended and Restated Loan Agreement — Regions Bank, dated December 5, 2005 (k)

10.9	First Amendment to First Amended and Restated Loan Agreement — Regions Bank, dated December 8, 2006 (l)

11	Statement re: Computation of per share earnings (see financial statements)

21	Subsidiaries of Registrant (m)

23(a)	Consent of Independent Registered Public Accounting Firm — KPMG LLP*

23(b)	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP*

24	Power of Attorney (n)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

Exhibit Number	The following exhibits are filed herewith:
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2,, and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, on November 14, 1996 and incorporated herein by reference.

(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. I, and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

(j)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.

(k)	Filed on or about March 16, 2006, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2005, as Exhibit 10.10(o), and incorporated herein by reference.

(l)	Filed on March 30, 2007 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2006 as Exhibit 10.9, and incorporated herein by reference.

(m)	Filed on March 30, 2007 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2006 as Exhibit 21, and incorporated herein by reference.

(n)	Filed on March 30, 2007 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2006 as part of the signature page, and incorporated herein by reference.