Form 10-Q
period 2007-06-30
CITIZENS INC
filed 2007-08-09
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 1-3004
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
☐ Yes     ☑ No
As of August 1, 2007 the Registrant had 40,337,933 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock, no par value, outstanding.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

	(Unaudited)
	June 30,	December 31,
	2007	2006
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost $512,078 and $497,939 in 2007 and 2006, respectively)	$496,466	488,318
Equity securities available-for-sale, at fair value (cost $10,314 and $279 in 2007 and 2006, respectively)	11,237	312
Mortgage loans on real estate	362	456
Policy loans	25,022	23,542
Real estate and other long-term investments (less $226 and $206 accumulated depreciation in 2007 and 2006, respectively)	5,098	2,427

Total investments	538,185	515,055

Cash and cash equivalents	10,032	24,521
Accrued investment income	7,265	7,107
Reinsurance recoverable	14,183	16,044
Deferred policy acquisition costs	93,401	86,975
Other intangible assets	1,080	1,093
Cost of customer relationships acquired	33,159	34,812
Excess of cost over net assets acquired	11,386	11,386
Federal income tax receivable	58	—
Deferred Federal income tax asset	824	—
Property and equipment, net	7,269	7,350
Due premium, net (less $1,325 and $1,440 allowance for doubtful accounts in 2007 and 2006, respectively)	5,605	6,078
Prepaid expenses	1,229	—
Other assets	780	763

Total assets	$724,456	711,184

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
(In thousands, except share amounts)

	(Unaudited)
	June 30,	December 31,
	2007	2006
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefit reserves:
Life insurance	$487,738	473,355
Annuities	21,899	20,761
Accident and health insurance	8,931	10,604
Dividend accumulations	4,987	5,027
Premium deposits	12,640	11,897
Policy claims payable	8,226	9,448
Unearned premiums	2,490	1,812
Other policyholders’ funds	3,685	3,771

Total policy liabilities	550,596	536,675

Commissions payable	2,024	2,581
Federal income tax payable	—	2,031
Deferred Federal income tax	—	1,498
Warrants outstanding	2,027	1,831
Funds held in trust and other liabilities	14,629	14,074

Total liabilities	569,276	558,690

Commitments and contingencies (Note 8)
Cumulative convertible preferred stock – Series A
(Series A-1 - $500 stated value per share, 25,000 shares authorized, issued and outstanding in 2007 and 2006; Series A-2 - $935 stated value per share, 5,000 shares authorized, 4,014 issued and outstanding in 2007 and 2006)	13,552	12,883

Stockholders’ Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 43,473 ,671 shares issued in 2007 and 43,425,524 shares issued in 2006, including shares in treasury of 3,135,738 in 2007 and 2006	209,397	210,066
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2007 and 2006	3,184	3,184
Retained deficit	(50,316)	(56,282)
Accumulated other comprehensive loss:
Unrealized losses on securities, net of tax	(9,626)	(6,346)

	152,639	150,622
Treasury stock, at cost	(11,011)	(11,011)

Total stockholders’ equity	141,628	139,611

Total liabilities and stockholders’ equity	$724,456	711,184

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30
(In thousands, except per share amounts)
(Unaudited)

	2007	2006
Revenues:
Premiums:
Life insurance	$32,460	29,109
Accident and health insurance	381	307
Property insurance	1,183	1,104
Net investment income	7,064	6,724
Realized gains (losses), net	(119)	260
Decrease in fair value of warrants	231	175
Other income	433	366

Total revenues	41,633	38,045

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	12,946	14,055
Increase in future policy benefit reserves	8,389	7,403
Policyholders’ dividends	1,422	1,306

Total insurance benefits paid or provided	22,757	22,764

Commissions	8,997	8,834
Other underwriting, acquisition and insurance expenses	7,324	8,334
Capitalization of deferred policy acquisition costs	(6,782)	(6,688)
Amortization of deferred policy acquisition costs	3,329	3,052
Amortization of cost of customer relationships acquired and other intangibles	826	865

Total benefits and expenses	36,451	37,161

Income before Federal income tax	5,182	884
Federal income tax expense	1,655	136

Net income	$3,527	748

Net income applicable to common stock	$3,016	240

Per Share Amounts:
Basic and diluted earnings per share of common stock	$0.07	0.01

Weighted average shares outstanding — basic and diluted	41,315	41,202

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30
(In thousands, except per share amounts)
(Unaudited)

	2007	2006
Revenues:
Premiums:
Life insurance	$63,276	57,150
Accident and health insurance	803	732
Property insurance	2,362	1,765
Net investment income	14,131	12,994
Realized gains (losses), net	(132)	1,133
Decrease (increase) in fair value of warrants	(196)	365
Other income	785	717

Total revenues	81,029	74,856

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	27,102	28,203
Increase in future policy benefit reserves	15,324	14,509
Policyholders’ dividends	2,652	2,328

Total insurance benefits paid or provided	45,078	45,040

Commissions	17,386	17,631
Other underwriting, acquisition and insurance expenses	14,224	15,309
Capitalization of deferred policy acquisition costs	(12,906)	(13,014)
Amortization of deferred policy acquisition costs	6,480	5,674
Amortization of cost of customer relationships acquired and other intangibles	1,667	1,831

Total benefits and expenses	71,929	72,471

Income before Federal income tax	9,100	2,385
Federal income tax expense	3,134	616

Net income	$5,966	1,769

Net income applicable to common stock	$4,952	755

Per Share Amounts:
Basic and diluted earnings per share of common stock	$0.12	0.02

Weighted average shares outstanding — basic and diluted	41,303	41,185

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30
(In thousands)

	2007	2006
Cash flows from operating activities:
Net income	$5,966	1,769
Adjustments to reconcile net income to net cash provided by operating activities:
Realized losses (gains) on sale of investments and other assets	132	(1,133)
Net deferred policy acquisition costs	(6,426)	(8,310)
Amortization of cost of customer relationships acquired, and other intangibles	1,667	1,831
Increase (decrease) in fair value of warrants	196	(365)
Depreciation	455	531
Amortization of premiums and discounts on fixed maturities	737	809
Deferred Federal income tax expense (benefit)	(531)	217

Change in:
Accrued investment income	(158)	(515)
Reinsurance recoverable	1,861	960
Due premium	473	(5,016)
Future policy benefit reserves	13,705	19,817
Other policy liabilities	73	(1,172)
Federal income tax	(2,089)	(2,464)
Commissions payable and other liabilities	42	3,792
Other, net	(1,217)	682

Net cash provided by operating activities	14,886	11,433

Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	3,344	16,378
Maturities and redemptions of fixed maturities, available-for-sale	42,265	13,514
Purchase of fixed maturities, available-for-sale	(60,600)	(46,995)
Sale of equity securities, available-for-sale	74	176
Purchase of equity securities, available-for-sale	(10,111)	—
Principal payments on mortgage loans	94	82
Sale of other long-term investments and property and equipment	340	90
Principal payments on note receivable	1	474
Decrease (increase) in policy loans, net	(1,480)	7
Purchase of other long-term investments and property and equipment	(3,445)	(760)

Net cash used in investing activities	(29,518)	(17,034)

		(Continued)
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Six Months Ended June 30
(In thousands)
(Unaudited)

	2007	2006
Cash flows from financing activities:
Annuity deposits	$1,114	1,255
Annuity withdrawals	(971)	(1,134)

Net cash provided by financing activities	143	121

Net decrease in cash and cash equivalents	(14,489)	(5,480)

Cash and cash equivalents at beginning of period	24,521	18,311

Cash and cash equivalents at end of period	$10,032	12,831

Supplemental disclosures of operating activities:
Cash paid during the period for income taxes	$5,754	2,864

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends on the Company’s Series A-1 Convertible Preferred Stock, issued in 2004, and Series A-2 Convertible Preferred Stock, issued in 2005, were paid by the Company through the issuance of Class A common stock to the preferred shareholders in the amounts of $345,000 for the first six months of 2007 and 2006. Accretion of deferred issuance costs and discounts on the Convertible Preferred Stock during the first six months of 2007 and 2006 was $669,000.
The Company foreclosed on a mortgage loan in the second quarter of 2006 in the amount of $227,000 and the real estate was recorded with other long-term investments.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

The consolidated statement of financial position for June 30, 2007, the consolidated statements of operations for the three and six-month periods ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. Certain adjustments have been made to prior period financials, to include the prior period and inter-quarter adjustments, as described in note 17 of the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006. In the opinion of management, all adjustments to present fairly the financial position, results of operations and changes in cash flows at June 30, 2007, and for comparative periods presented have been made.

During the first quarter of 2007, the Company discovered an overstatement of life reserves, due to the use of an incorrect interest rate going back several years, in the amount of $1 million. A correction was made during the quarter resulting in an increase to net income of $660,000. The Company also identified and corrected discrepancies that went undetected at December 31, 2006 in the amount of $823,000, related to the under-accrual of interest on various policyholder liabilities and under-accrual of unearned profit liability reserve. These corrections caused a decrease in net income of $543,000. During the second quarter of 2007, the Company discovered an overstatement of policy claims payable of $650,000. The overstatement was corrected during the second quarter, resulting in an increase to net income of $429,000. The net effect of these three prior year corrections was an increase in net income of $546,000, which is not considered to have a material impact on the Company’s financial position or results of operations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America (U.S.) generally accepted accounting principles (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2007, are not necessarily indicative of the operating results for the full year.

(2)	Accounting Pronouncements

In September 2005, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs and unearned inducements associated with the replaced contract. SOP 05-1 was implemented in the first quarter of 2007 and did not have a material effect on the Company’s financial position or results of operations. Later clarification from the AICPA on SOP 05-1 implementation addressed reinstatements of previously lapsed policies. The unamortized deferred policy acquisition costs (DAC) of lapsed policies should be written off per the clarification. The Company had previously restored the DAC on lapsed policies that were subsequently reinstated. SOP 05-1 is only applied prospectively for reinstatements occurring in quarters beginning after December 31, 2006. The effect of adopting SOP 05-1 has been to increase DAC amortization by $436,000 over what it would have been otherwise.

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. The effective date of this implementation guidance was January 1, 2007, with the cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings. The implementation of FIN 48 was not material to the Company’s consolidated financial condition, as the Company has no significant uncertain tax positions.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. However, SFAS 157 does not require new fair value measurements. The guidance in SFAS 157 will be applied prospectively with the exception of certain financial and hybrid instruments measured at initial recognition under SFAS 133 and for block discounts of financial instruments. Additionally, SFAS 157 will increase the disclosures required. The pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the Company’s financial instruments and its consolidated financial statements.

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

The Company has a $75 million line of credit with Regions Bank that terminates in October 2007. The line of credit provides for a maximum of $5,000,000 for general corporate purposes not related to the acquisition of insurance companies. Although the line of credit was increased from an original level of $30 million, additional borrowing above the $30 million amount will require the prior written approval of the holders of the Company’s preferred stock. No amount was outstanding on this line of credit at June 30, 2007.

(4)	Segment Information

The Company has three reportable segments: Life Insurance, Home Service Insurance, and Other Non-Insurance Enterprises. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those used in the preparation of the Company’s consolidated financial statements. The Company evaluates profit and loss performance based on U.S. GAAP net income before federal income taxes for its three reportable segments.

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

The measurement of segment profit and loss and segment assets does not include material transactions between segments. The Company has no reportable differences between segments and consolidated operations.

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

	Three Months Ended June 30,
	2007	2006
	(In thousands)
Profit (Loss) Measurement
Income (loss) before Federal income tax:
Life Insurance	$2,698	1,381
Home Service Insurance	2,865	353
Other Non-Insurance Enterprises	(381)	(850)

Total consolidated income	$5,182	884

Selected Components of Profit (Loss) Measurement
Revenue:
Life Insurance	$28,148	24,997
Home Service Insurance	12,966	12,583
Other Non-Insurance Enterprises	519	465

Total consolidated revenue	$41,633	38,045

Premiums:
Life Insurance	$24,161	20,959
Home Service Insurance	9,863	9,561
Other Non-Insurance Enterprises	—	—

Total consolidated premiums	$34,024	30,520

Net investment income
Life Insurance	$3,791	3,567
Home Service Insurance	3,185	3,048
Other Non-Insurance Enterprises	88	109

Total consolidated net investment income	$7,064	6,724

Amortization expense:
Life Insurance	$3,236	3,032
Home Service Insurance	919	885
Other Non-Insurance Enterprises	—	—

Total consolidated amortizaion expense	$4,155	3,917

Realized gains (losses) on sale of investments and other assets:
Life Insurance	$(36)	287
Home Service Insurance	(83)	(27)
Other Non-Insurance Enterprises	—	—

Total consolidated realized gains (losses)	$(119)	260

The following summary presents the Company’s profit (loss) measurement from continuing operations for each reportable segment, along with certain components of that profit (loss) measurement, for the periods indicated.

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Profit (Loss) Measurement
Income (loss) before Federal income tax:
Life Insurance	$4,506	2,299
Home Service Insurance	5,033	305
Other Non-Insurance Enterprises	(439)	(219)

Total consolidated income	$9,100	2,385

Selected Components of Profit (Loss) Measurement
Revenue:
Life Insurance	$54,675	48,146
Home Service Insurance	25,970	25,741
Other Non-Insurance Enterprises	384	969

Total consolidated revenue	$81,029	74,856

Premiums:
Life Insurance	$46,747	40,778
Home Service Insurance	19,694	18,869
Other Non-Insurance Enterprises	—	—

Total consolidated premiums	$66,441	59,647

Net investment income
Life Insurance	$7,589	6,881
Home Service Insurance	6,352	5,889
Other Non-Insurance Enterprises	190	224

Total consolidated net investment income	$14,131	12,994

Amortization expense:
Life Insurance	$6,476	5,941
Home Service Insurance	1,671	1,564
Other Non-Insurance Enterprises	—	—

Total consolidated amortizaion expense	$8,147	7,505

Realized gains (losses) on sale of investments and other assets:
Life Insurance	$(43)	152
Home Service Insurance	(77)	981
Other Non-Insurance Enterprises	(12)	—

Total consolidated realized gains (losses)	$(132)	1,133

	June 30,	December 31,
	2007	2006
	(In thousands)
Assets
Life Insurance	$408,681	395,297
Home Service Insurance	299,678	300,368
Other Non-Insurance Enterprises	16,097	15,519

Total consolidated assets	$724,456	711,184

(5) Total Comprehensive Income (Loss)

	Three Months Ended June 30,
	2007	2006
	(In thousands)
Net income	$3,527	748

Other comprehensive loss net of tax:
Unrealized net losses on investments in fixed maturities available-for-sale and equity securities	(4,987)	(3,838)

Total comprehensive loss	$(1,460)	(3,090)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Net income	$5,966	1,769

Other comprehensive loss net of tax:
Unrealized net losses on investments in fixed maturities available-for-sale and equity securities	(3,280)	(10,543)

Total comprehensive income (loss)	$2,686	(8,774)

(6)	Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended June 30,
	2007	2006
	(In thousands except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$3,527	748
Less: Preferred stock dividends	(177)	(173)
Accretion of deferred issuance costs and discounts on preferred stock	(334)	(335)

Net income to common stockholders	$3,016	240

Denominator:
Weighted average shares outstanding — basic and diluted	41,315	41,202

Basic and diluted earnings per share of common stock	$0.07	0.01

	Six months ended June 30,
	2007	2006
	(In thousands except per share amounts)
Basic and diluted earnings per share:
Numerator:

Net income	$5,966	1,769
Less: Preferred stock dividends	(345)	(345)
Accretion of deferred issuance costs and discounts on preferred stock	(669)	(669)

Net income to common stockholders	$4,952	755

Denominator:
Weighted average shares outstanding — basic and diluted	41,303	41,185

Basic and diluted earnings per share of common stock	$0.12	0.02

The effects of Series A-1 and A-2 Convertible Preferred Stock and warrants are anti-dilutive; therefore, diluted income per share is reported the same as basic income per share. The Series A-1 and A-2 Convertible Preferred Stock is anti-dilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the three and six months ended June 30, 2007 per Class A common stock share obtainable on conversion exceeds basic income per share available to common stockholders. The warrants are anti-dilutive because the exercise price is in excess of the average Class A common stock market price for the three and six months ended June 30, 2007.

(7)	Federal Income Taxes

The effective tax rate for the second quarter of 2007 was 31.9% versus 15.4% in the second quarter of 2006. This was primarily a result of the decrease in fair value of outstanding warrants not being taxable in 2007 and 2006. Also, there was a decrease in the tax valuation allowance related to CNLIC during the second quarter of 2006, which decreased tax expense.

The tax rate for the six months ended June 30, 2007 was 34.4% versus 25.8% in 2006. This is primarily related to the change in fair value of warrants not being tax affected.

The Company implemented FIN 48 during the first quarter of 2007. One provision of FIN 48 requires accruing interest on potential tax deficiencies resulting from unsustainable tax positions. The Company did not accrue any interest related to uncertain tax positions during the three or six months ended June 30, 2007.

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

(8)	Legal Proceedings

We have been named as a defendant in one lawsuit pursuing class certification filed in the United States District Court, Eastern District of Louisiana. The suit was initially filed on August 28, 2006, and was styled Abadie, et al v. Aegis Security Insurance Co., et al. That suit sought payments for claims denied by our property and casualty insurance subsidiary, Security Plan Fire Insurance Company (SPFIC), and other declaratory relief relating to Hurricane Katrina. Most property and casualty insurers in Louisiana were named in that lawsuit. The Abadie suit was consolidated into an action styled In Re: Katrina Canal Breaches Consolidated Litigation (“Katrina Consolidated Litigation”). On November 27, 2006, the trial court judge, in three of the cases which comprise the Katrina Consolidated Litigation (not the Abadie case), concluded that the flood exclusions contained in the policies at issue in those three cases – except for the policies of State Farm – were ambiguous as to whether the exclusions pertained to flooding resulting from the negligence of third parties and, therefore, that the policies in those three cases provide coverage for all flooding resulting from the negligence of third parties. The trial court judge immediately certified his opinion for appeal, which was accepted by the U.S. Court of Appeals for the Fifth Circuit. The oral argument before the U.S. Court of Appeals for the Fifth Circuit took place on June 6, 2007. On August 2, 2007, the U.S. Court of Appeals for the Fifth Circuit issued its ruling. In its ruling, the Court concluded that the flood exclusions in the policies at issue unambiguously excluded coverage and that the plaintiff policyholders are not entitled to recover for flood damage under their policies. The plaintiff policyholders may request that the U.S. Court of Appeals for the Fifth Circuit reconsider its ruling. The plaintiffs may also ultimately seek review by the United States Supreme Court. As such, the ruling of the U.S. Court of Appeals for the Fifth Circuit is not yet a final judgment. We intend to continue to vigorously defend the applicable flood exclusion language and defend against any proposed class certification. On March 27, 2007, the Abadie matter was administratively closed by the court. Prior to that, a Master Class Action Insurance Complaint was filed in the

Katrina Consolidated Litigation in the United States District Court, Eastern District of Louisiana on March 15, 2007. The Master Class Action Insurance Complaint supersedes all previously filed class action complaints. SPFIC is named as a defendant in the Master Class Action Insurance Complaint. The class allegations in Abadie were dismissed on April 18, 2007, as they have been superseded by the Master Class Action Insurance Complaint. Presently, the Master Class Action Insurance Complaint is stayed by order of the court. In the event of an adverse outcome, particularly with regard to (a) whether the flooding is covered by the SPFIC policies and (b) whether this litigation is appropriate for class certification, the potential exposure to SPFIC, while not at this time quantifiable, could be substantial.

We are also a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court, and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, and oral arguments occurred on October 21, 2004. On March 2, 2007, the Texas Supreme Court reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. The suit alleges that certain life insurance policies that we made available by our primary life insurance subsidiary to non-U.S. residents, when combined with a policy feature that allowed policy dividends to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We intend to continue to pursue a vigorous defense in any remaining proceeding. However, we expect financial exposure to us, if any, would be significantly less than had the purported class not been decertified.

We are a party to other various legal proceedings incidental to our business, which we do not consider to be material in the event of adverse outcomes to us.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”), including, without limitation, the statements specifically identified as forward-looking statements within this document. Many of these statements contain risk factors as well. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of our plans and objectives or our management or Board of Directors including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “may,” “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
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
We make available, free of charge, through our Internet website (http://www.citizensinc.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 reports filed by officers and directors, news releases, proxies, and, if applicable, amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission. We are not including any of the information contained on our website as part of, or incorporating it by reference into, this report.
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
Life Insurance. For more than 30 years, CICA and its predecessors have participated in the foreign marketplace through the issuance of U.S. Dollar-denominated ordinary whole life insurance to foreign nationals. Traditionally, this market has focused on the top 3% to 5% of the population of a country in terms of income and net worth. In recent years, however, there has been a shift to encompass a broader spectrum of the population, as middle classes develop in South America. We make our insurance products available using third-party marketing organizations and third-party marketing consultants. The number of our producing third-party consultants has expanded over the years in this segment to approximately 2,150, and we presently receive applications from 36 countries outside of the U.S. Historically, the majority of our international business has come from Latin America. However, in 2004 the Pacific Rim began to represent a meaningful and growing source of new business, and in 2007 continues to be one of the leaders for us in new premium income.
In the first six months of 2007, our Life Insurance segment generated revenue of $54.7 million, which accounted for 67.5% of our total revenue, compared to like revenue of $48.1 million, or 64.3% of total revenue for the same period in 2006. Our strategy in operating our Life Insurance segment is to increase new business written through our existing marketers, as well as expand the number of countries from which we receive policy applications. The development of new markets in the Pacific Rim, particularly Taiwan, and the expansion of existing markets in Latin America were the primary contributors to our growth in this segment through the first half of 2007. The Pacific Rim market is off its record 2006 pace of new business issued, although management expects this market to continue to grow.
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
Home Service Insurance. Through a subsidiary we acquired in October 2004, SPLIC, we provide final expense ordinary life insurance to middle to lower income individuals in Louisiana. Our policies in this segment are sold and serviced through the home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders.
During the first six months of 2007, revenue from this segment was $26.0 million, which accounted for 32.0% of our total revenue, compared to revenue from this segment of $25.7 million or 34.4% of our total revenue in 2006. The small increase in revenue was due primarily to an increase in premiums and investment income of $1,288,000, offset by a reduction in realized gains. In 2006, realized gains from sales of bonds in Security Plan’s investment portfolio resulted in $1 million of additional revenue. No similar sales of bonds occurred in 2007. Our business strategy in this segment is to continue to serve existing customers in Louisiana as well as expand the business through marketing management that we put in place in early 2005.
In August and September 2005, Hurricanes Katrina and Rita struck the Louisiana coast, causing significant damage and disruption to the New Orleans area. The resulting claims adversely affected SPFIC’s business through 2006, causing a net loss for SPFIC of $2.1 million in the first six months of 2006. Also, due to the extended claims filing period mandated in Louisiana in 2006, we established a reserve for claims of $500,000 at December 31, 2006 to cover claims anticipated for 2007. Management believes the significant losses experienced by SPFIC in 2005 and 2006 due to the claims from the hurricanes were atypical of SPFIC’s book of business and that the claims experience in 2007 is more in line with the historical experience of SPFIC. For the first six months of 2007, SPFIC earned $211,000 before tax, as non-hurricane claims declined compared to the like period in 2006.
Marketplace Conditions and Trends
Described below are some of the significant recent events and trends affecting the life insurance industry and the possible effects they may have on our future operations.
•	As an increasing percentage of the world population reaches retirement age, we believe we will benefit from increased demand for living products rather than death products, as aging baby boomers will require cash accumulation to provide expenses to meet their lifetime needs. Our ordinary life products are designed for our policy owners to accumulate cash values to provide for living expenses in an insured’s later years, while continuously providing a death benefit.

•	Corporate bond defaults and credit downgrades, which have resulted in other-than-temporary impairments in the value of some securities, have had a material impact on life insurers in the past few years. We have not incurred any significant losses from bond defaults. The majority of our investment portfolio, including all mortgage backed securities, is held in debt instruments carrying the full faith and credit of the U.S. Government, or in U.S. Government-sponsored enterprises. Most of the municipal bonds we own are privately insured. We intend to manage most of our investment portfolio conservatively in the future in these types of debt instruments.

•	Many of the events and trends affecting the life insurance industry have had an impact on the life reinsurance industry. These events led to a decline in the availability of reinsurance. While we currently cede a limited amount of our primary insurance business to reinsurers, we may find it difficult to obtain reinsurance in the future, forcing us to seek reinsurers who are more expensive to us. If we cannot obtain affordable reinsurance coverage, either our net exposures will increase or we would have to reduce our underwriting commitments.

•	Because of the trends described above coupled with increasing costs of regulatory compliance such as the Sarbanes-Oxley Act of 2002, we believe there is a trend towards consolidation of domestic life insurance companies. We believe this should be a benefit to our acquisition strategy because there should be more complementary acquisition candidates available for us to consider. Management continues to seek acquisitions that can add value to our Company, although at this time, we have no agreements or understandings with respect to any acquisition. Because of the growth in our asset base and level of capital, management expects to seek opportunities for larger acquisition transactions (those in the $50 million to $100 million purchase price range).

Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30, 2006
All comparisons below state the 2007 second fiscal quarter first and the 2006 second fiscal quarter second.
Overview
Total revenue from our Life Insurance segment was $28.1 million compared to $25.0 million, reflecting continued growth in new business. Home Service revenues amounted to $13.0 million compared to $12.6 million. Under the management of its previous owner, SPLIC and SPFIC had focused on limiting the amount of new business sold in order to maximize profits under regulatory accounting. As such, its book of premium income decreased each year for five years ended December 31, 2004. Management’s emphasis on sales has halted the shrinkage in the premium income, and beginning in 2006, premium levels began to grow. This plan was disrupted by Hurricanes Katrina and Rita as discussed earlier; however, management is optimistic about the progress made to date. SPLIC is made up of books of business from numerous small life insurance carriers that it had acquired during its history.
SPFIC returned to profitability in the second quarter of 2007 with pre-tax earnings of $206,000, compared to a loss of $(871,000) in the second quarter of 2006.
Results of Operations
The following table sets forth our net income for the periods indicated:

		Change from	Net Income per
Three Months Ended	Net Income	Previous Year’s	Class A & B
June 30,	(In thousands)	Period	Common Shares
2007	$3,527	371.5%	$0.07
2006	748	106.6%	0.01
As further discussed below, the 2007 increase in earnings is due primarily to higher premium income, lower general expenses and lower hurricane-related casualty claims partially offset by a higher increase in policy reserves and higher income taxes.
Total revenues were $41.6 million, compared to $38.0 million, an increase of 9.4%. The continued growth in the Life Insurance segment accounted for most of the growth.
Premium Income. Premium income increased to $34.0 million from $30.5 million, or 11.5%. The increase was due primarily to increased new business issued in the international life market. Additionally, premium losses in Security Plan as the result of Hurricanes Katrina and Rita were minimal and have been made up through increased new business during the first and second quarters of 2007.
Net Investment Income. Net investment income was $7.1 million compared to $6.7 million, an increase of 5.1% due to higher invested assets. We continue to invest in bonds of U.S. Government-sponsored enterprises, such as FNMA and FHLMC. Also in 2007, we purchased $10 million of growth-oriented mutual funds. We may increase these investments, but do not expect to exceed 10% of our invested assets.

Reserves. The change in future policy benefit reserves increased 13.3% to $8.4 million from $7.4 million, primarily due to new business written over the past two years and increased persistency.
Policyholder Dividends. Policyholder dividends increased to $1.4 million from $1.3 million, up 8.9% due to the continued issuance of participating ordinary whole life products. Virtually all of our policies on foreign nationals are participating. The dividends are factored into our premium pricing to minimize the impact on profitability.
Claims and Surrenders. Claims and surrenders decreased to $12.9 million from $14.1 million, or 7.9%. The decrease primarily related to casualty claims from Hurricane Katrina, which declined in 2007 compared to 2006, as well as a $650,000 prior year death claim liability overstatement that was corrected in the second quarter of 2007.

	Three Months Ended June 30,
	2007	2006
	(In thousands)
Death claims	$4,931	5,636
Surrender expenses	4,203	4,468
Endowments	3,128	2,523
Casualty claims	302	1,076
Other policy benefits	318	260
Accident and health benefits	64	92

Total claims and surrenders	$12,946	14,055

Endowment benefits increased to $3.1 million from $2.5 million. We have a series of international policies that carry an immediate endowment benefit of an amount elected by the policy owner. This is a popular benefit in the Pacific Rim market, where the Company has been successful in issuing new business in recent years. Like policy dividends, endowments are factored into the premium and, as such, the increase should have no adverse impact on profitability.
In 2007, Home Service casualty claims totaled $302,000, more in line with our historical experience, compared to the $1.1 million in 2006, which reflected abnormally high claims as a result of Hurricane Katrina.
Accident and health benefits have been nominal since the cession of the majority of our accident and health business in force according to coinsurance agreements effective January 1, 2004.
Commissions. Commissions increased to $9.0 million from $8.8 million, or 1.8%. Commissions increased slightly, as compared to premiums, because of a greater amount of renewal commissions, which pay a lower commission rate than new business.
Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses were $7.3 million compared to $8.3 million, a decrease of 12.1%. The decrease was primarily attributable to higher associates convention expenses in 2006, as well as economies of scale achieved in the consolidation of SPLIC’s and SPFIC’s operations. Additionally, the Company settled a policyholder lawsuit for $275,000 in 2006.
Deferred Policy Acquisition Costs (DAC). Capitalized deferred policy acquisition costs increased slightly to $6.8 million from $6.7 million, or 1.4%. This increase was primarily due to the increase in new life production discussed above. Amortization of these costs increased to

$3.3 million from $3.1 million. This increase is primarily due to the write-off of $200,000 of DAC related to policy reinstatements under new accounting guidance.
Federal Income Taxes. The effective tax rate for the second quarter of 2007 was 31.9% versus 15.4% in the second quarter of 2006. This increase was primarily a result of the decrease in fair value of outstanding warrants not being taxable in 2007 and 2006. Also, there was a decrease in the tax valuation allowance related to CNLIC during the second quarter of 2006, which decreased tax expense. The effective tax rate in 2006 appears unreasonably small due to the fact that book to tax items that affect the tax rate are relatively constant in size from period to period, but pre-tax income is much smaller in 2006 than 2007.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
All comparisons below state the 2007 six months first and the 2006 six months second.
Overview
Total revenues were $81.0 million versus $74.9 million, or an 8.2% increase. Total revenues from our Life Insurance segment amounted to $54.7 million compared to $48.1 million, reflecting continued growth in new business.
Home Service revenues amounted to $26.0 million, compared to $25.7 million. As discussed above, management’s emphasis on sales has halted the shrinkage in the premium income of SPLIC and SPFIC, and beginning in 2006, premium levels began to grow. This plan was disrupted by Hurricanes Katrina and Rita as described earlier; however, management is optimistic about the progress made to date. SPLIC is made up of books of business from numerous small life insurance carriers that it had acquired during its history.
Results of Operations
The following table sets forth our net income for the periods indicated:

		Change from	Net Income per
Six Months	Net Income	Previous Year’s	Class A & B
Ended June 30,	(In thousands)	Period	Common Shares
2007	$5,966	237.3%	$0.12
2006	1,769	-35.0%	0.02
As further discussed below, the 2007 increase in earnings is due primarily to higher premiums and investment income, lower hurricane-related casualty claims and general expenses partially offset by lower realized gains and higher income taxes.
Premium Income. Premium income increased to $66.4 million from $59.6 million, or 11.4%. The increase was due primarily to new business issued in the international life market, as well as an increase in renewal premiums due to improved persistency. Additionally, premium losses in SPLIC and SPFIC as the result of Hurricanes Katrina and Rita were minimal and have been made up through increased new business during 2007.
Net Investment Income. Net investment income increased to $14.1 million from $13.0 million, or 8.8%, due to higher invested assets. We continue to invest in bonds of U.S. Government-

sponsored enterprises, such as FNMA and FHLMC. Also in 2007, we purchased $10 million of growth-oriented mutual funds. We may increase these investments, but do not expect to exceed 10% of our invested assets.
Reserves. The change in future policy benefit reserves increased to $15.3 million from $14.5 million, or 5.6%, predominantly due to the significant volume of new business written over the past two years and improved persistency on old business.
Policyholder Dividends. Policyholder dividends increased to $2.7 million from $2.3 million, or 13.9%, due to the continued issuance of participating ordinary whole life products. Virtually all of our policies on foreign nationals are participating. The dividends are factored into our premium pricing to minimize the impact on profitability.
Claims and Surrenders. As noted in the table below, claims and surrenders decreased to $27.1 million from $28.2 million, or 3.9%. The decrease primarily related to a decline in casualty claims from Hurricane Katrina in 2007 compared to 2006, as well as a $650,000 overstated death claim liability correction in SPLIC, offset by a $1.1 million increase in endowments.

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Death claims	$10,937	11,463
Surrender expenses	8,372	8,299
Endowments	6,031	4,947
Casualty claims	825	2,572
Other policy benefits	766	635
Accident and health benefits	171	287

Total claims and surrenders	$27,102	28,203

Endowment benefits increased to $6.0 million from $4.9 million, or 21.9%. This increase is a policy benefit that is factored into and offset by premium revenue and has no impact on total profitability. We have a series of international policies that carry an immediate endowment benefit of an amount elected by the policy owner. This is a popular benefit in the Pacific Rim market where the Company has been successful in issuing new business in recent years.
In 2007, Home Service casualty claims totaled $825,000, more in line with our historical experience, compared to the $2.6 million in 2006, which reflected abnormally high claims as a result of Hurricane Katrina.
Accident and health benefits have been nominal since the cession of the majority of our accident and health business in force according to coinsurance agreements effective January 1, 2004.
Commissions. Commissions decreased to $17.4 million from $17.6 million, or 1.4%. Commissions decreased slightly because of an increase in percentage of renewal commissions compared to first year commissions due to the improved persistency discussed above.
Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses decreased to $14.2 million compared to $15.3 million, or 7.1%. The decrease was largely due to higher employee benefit expenses in 2006, as well as economies of scale achieved in the consolidation of SPLIC’s and SPFIC’s operations. Additionally, the Company settled a policyholder lawsuit for $275,000 in 2006 and did not have such expense in 2007.
Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs decreased slightly to $12.9 million from $13.0 million. This decrease was primarily related to lower first year commission expenses in the Home Service segment. Amortization of these costs increased to $6.5 million from $5.7 million. The higher amortization in 2007 is due to the write-off of deferred policy acquisition costs on policy reinstatements that began in 2007 because of new accounting guidance.
Federal Income Taxes. The tax rate for the six months ended June 30, 2007 was 34.4% versus 25.8% in 2006. The tax rate is higher in 2007, primarily from the tax on a $500,000 CNLIC dividend paid to CICA that has been eliminated in consolidation. Also, the change in fair value of warrants is not being tax effected. The effective tax rate in 2006 appears unreasonably small due to the fact that book to tax items that affect the tax rate are relatively constant in size from period to period, but pre-tax income is much smaller in 2006 than 2007.
Liquidity and Capital Resources
Liquidity is a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed in insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.
Our liquidity requirements are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate invested assets to provide cash flow. During the fourth quarter of 2005 and the first six months of 2006, however, SPFIC sold approximately $3.1 million of bonds in order to meet the cash outflow related to claims from Hurricanes Katrina and Rita. Such bond sales have not been needed since the second half of 2006. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.
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
Cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $14.9 million and $11.4 million for the six months ended June 30, 2007 and 2006, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Net cash outflows from investment activity totaled $29.5 million for the six months ended June 30, 2007 and $17.0 million for the six months ended June 30, 2006. The outflows from investing activity for the six months ended June 30, 2007 and 2006 primarily related to the investment of excess cash and cash equivalents generated from operations.
Stockholders’ equity at June 30, 2007 was $141.6 million compared to $139.6 million at December 31, 2006. The 2007 increase was largely due to income earned during the period, offset by an increase in unrealized losses in the Company’s fixed maturity securities portfolio.
Invested assets increased 4.5% to $538.2 million at June 30, 2007 from $515.1 million at December 31, 2006. Fixed maturities are all classified as available-for-sale, which are reported at fair value.
Fixed maturities available-for-sale were 92.2% of invested assets at June 30, 2007. Management has the intent and ability to hold any securities in an unrealized loss position to maturity or essentially full recovery in value.
Policy loans comprised 4.6% of invested assets at both June 30, 2007 and December 31, 2006. These loans, essentially all of which are secured by the underlying policy values, have yields ranging from 5% to 10% and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.
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
Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at June 30, 2007 and December 31, 2006. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2007, we also intend to continue to utilize high grade commercial paper as a cash management tool to minimize excess cash balances and enhance returns.
We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions.
We do not have any subprime securities risk.
The National Association of Insurance Commissioners has established minimum capital requirements in the form of Risk-Based Capital (RBC). RBC includes the type of business written by an insurance company, the quality of its assets, and various other factors to develop a minimum level of capital called “authorized control level RBC.” This is compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At June 30, 2007 and December 31, 2006, all of our insurance subsidiaries were above required minimum levels.
On March 22, 2004, the Company entered into a loan agreement with Regions Bank, which was amended to be a line of credit. Documents to renew the line of credit through October 2007 and to increase the borrowing capacity to $75 million were executed in November 2006. The line of credit provides for a maximum of $5,000,000 for general corporate purposes not related to the acquisition of insurance companies. Although the line of credit was increased, additional borrowing above $30 million will require the prior written approval of the holders of the Company’s preferred stock. No amount was outstanding on the line of credit at June 30, 2007.
We have committed to the following contractual obligations as of June 30, 2007 with the payments due by the period indicated below:

		Less than 1			More than 5
Contractual Obligation	Total	Year	1 to 3 Years	3 to 5 Years	Years
	(In Thousands)
Operating leases	$1,035	228	626	181	—
Other	86	42	44	—	—

Total operating and other leases	1,121	270	670	181	—

Future policy benefit reserves:
Life insurance	487,738	181	1,018	9,551	476,988
Annuities	21,899	11,456	5,134	2,214	3,095
Accident and health	8,931	8,931	—	—	—

Total future policy benefit reserves	518,568	20,568	6,152	11,765	480,083

Policy claims payable:
Life insurance	5,556	5,556	—	—	—
Accident and health	1,319	1,319	—	—	—
Casualty	1,351	1,351	—	—	—

Total policy claims payable	8,226	8,226	—	—	—

Convertible Preferred Stock	16,251	—	16,251	—	—

Total contractual obligations	$544,166	29,064	23,073	11,946	480,083

The payments related to the future policy benefits and policy claims payable reflected in the table above have been projected utilizing assumptions based upon our historical experience and anticipated future experience.
Parent Company Liquidity and Capital Resources
We are a holding company and have had minimal operations of our own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our cash flows depend upon the availability of statutorily permissible payments, primarily payments under management agreements from our two primary life insurance subsidiaries, CICA and SPLIC and SPFIC. The ability to make payments is limited by applicable laws and regulations of Colorado, the state in which CICA is domiciled, and Louisiana, the state in which SPLIC and SPFIC are domiciled, which subject insurance operations to significant regulatory restrictions. These laws and regulations require, among other things, that these insurance subsidiaries maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. We historically have not relied upon dividends from subsidiaries for our cash flow needs and we do not intend to do so in the future.
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
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the six months ended June 30, 2007 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision.
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
Inherent in the capitalization and amortization of deferred policy acquisition costs are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization. Approximately 80% of our capitalized deferred acquisition costs are attributed to first year excess commissions. The remaining 20% are attributed to costs that vary with and are directly related to the acquisition of new and renewal insurance business. Those costs generally include costs related to the production, underwriting and issuance of new business.

A recoverability test that considers among other things, actual experience and projected future experience, is performed at least annually by third party actuarial consultants. These annual recoverability tests initially calculate the available premium (gross premium less benefit net premium less percent of premium expense) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Based upon the analysis performed to only capitalize expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing, management believes that our deferred policy acquisition costs and related amortization as of and for the six months ended June 30, 2007 and 2006 limits the amount of deferred costs to its estimated realizable value. Once a year on SPLIC, through third party consultants, we run a gross premium valuation and compare the results to the net premium valuation as the recoverability test.
SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs and unearned inducements associated with the replaced contract. Also under SOP 05-1, the unamortized deferred acquisition cost is written off when a policy is reinstated that had previously lapsed. SOP 05-1 was implemented in the first quarter of 2007, and as a result, the Company wrote off $436,000 of DAC on reinstated policies in the first six months of 2007.
Valuation of Investments in Fixed Maturity and Equity Securities
At June 30, 2007, investments in fixed maturity and equity securities were 92.2% and 2.1%, respectively, of total investments. All of our fixed maturities were classified as available-for-sale securities at June 30, 2007. All equity securities at June 30, 2007 are classified as available-for-sale securities. We have no fixed maturity or equity securities that are classified as trading securities at June 30, 2007. Additionally, at June 30, 2007, 69.4% of our fixed maturity securities were invested in U.S. Government-sponsored enterprises or are backed by the U.S. Government.
We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. With the exception of SPLIC and SPFIC, virtually all investments of our subsidiaries are in bonds of U.S. Government-sponsored enterprises. SPLIC and SPFIC have significant investments in corporate and municipal bonds.
Gross unrealized losses on fixed maturities available-for-sale amounted to $16.2 million as of June 30, 2007. These securities are primarily investments in callable instruments issued by U.S. Government-sponsored enterprises. Management believes it is remote that unrealized losses on these securities will result in realized losses, since we have the intent and believe we have the ability to hold these securities to the call date or maturity date. Based upon our emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. Government sponsored-enterprises, U.S. Treasury securities and obligations of the U.S. Government and agencies, and our analysis whether declines in fair value below cost are temporary or other-than-temporary, no other-than-temporary losses were recorded. The losses are due to the coupon interest rates being less than the prevailing market interest rates at June 30, 2007.
Premium Revenue and Related Expenses
Premiums on life and accident and health policies are reported as earned when due or, for short duration contracts, over the contract period on a pro rata basis. Benefits and expenses are associated with earned premiums so as to result in recognition of profits over the estimated life of the contracts. This matching is accomplished by means of provisions for future policy benefits and the capitalization and amortization of deferred policy acquisition costs.
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
Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised 97% of our investment portfolio as of June 30, 2007. These investments are mainly exposed to changes in Treasury rates. Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 69.4% of the fixed maturities we owned at June 30, 2007 are instruments of U.S. Government-sponsored enterprises, or are backed by the U.S. Government.
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
The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100 basis point upward and downward shifts on our available-for-sale fixed maturities investments as of the dates indicated:

	Change in Interest Rates
	Decreases in Interest Rates
	(In thousands)
	100 Basis	200 Basis	300 Basis
	Points	Points	Points
June 30, 2007	$14,611	28,834	45,558

December 31, 2006	$20,429	36,129	55,312

	Increases in Interest Rates
	(In thousands)
	100 Basis	200 Basis	300 Basis
	Points	Points	Points
June 30, 2007	$(44,740)	(73,612)	(107,855)

December 31, 2006	$(32,305)	(59,302)	(92,949)

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
There are no fixed maturities or other investments that we classify as trading instruments. At June 30, 2007 and December 31, 2006, we had no investments in derivative instruments.
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was 2% of our total investments at June 30, 2007. Thus, we believe that significant decreases in the equity markets would have an immaterial impact on our total investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure, among other things, that material information relating to our Company, including its consolidated subsidiaries, is made known to our officers who certify our financial reports and to the other members of our senior management and the Board of Directors.
Our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon an evaluation at the end of the period, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of the material weakness described below. We believe that during the first six months of 2007 we have made significant improvements to our disclosure controls and procedures to remediate this deficiency.

Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, and considering the material weakness discussed below, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2007. However, management believes the changes made during the first six months of 2007 should establish effective internal control over financial reporting in the future.
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
Change in Internal Control over Financial Reporting
We are committed to improving our internal controls and eliminating this material weakness as quickly as possible. We have initiated and implemented a number of changes to improve our internal controls during the third and fourth quarter of 2006 and continued initiating and implementing additional improvements in the first six months of 2007. Specifically, we:
•	Hired a new Vice President of Accounting, with significant statutory accounting and U.S. GAAP experience during the third quarter of 2006;

•	Hired a new Chief Actuary with a background in U.S. GAAP financial reporting during the third quarter of 2006;

•	Ensured that all of our financial statement close process journal entries for each of our subsidiaries were recorded in their general ledgers as of the second quarter of 2007 (previously, many such entries were in Excel only);

•	Created the position of Vice President of Financial Reporting in the second quarter of 2007, committing resources to enable the timely review of supporting work papers for prior and current accounting periods and to prevent and detect misapplications of U.S. GAAP; and

•	Are strengthening the process of work paper review by senior members of management, VP Financial Reporting, CFO, and President to ensure the completeness and accuracy of supporting work papers and schedules, including formalized sign-off processes.

We believe we have begun to take the necessary steps during the first two quarters of 2007 to remediate the above-described material weakness as of December 31, 2006. We have strengthened our review of supporting work papers, and have completed programming to implement an automated U.S. GAAP ledger for each of our subsidiaries. Also, the new hires in Accounting and Actuarial have had additional time to learn and improve on the Company’s accounting and reporting processes. Senior management continues to meet with affected departments on a regular basis to seek additional input on improvements. Furthermore, our reporting oversight team has been strengthened with the addition of the Chief Accounting Officer to the group charged with oversight in the process.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We have been named as a defendant in one lawsuit pursuing class certification filed in the United States District Court, Eastern District of Louisiana. The suit was initially filed on August 28, 2006, and was styled Abadie, et al v. Aegis Security Insurance Co., et al. That suit sought payments for claims denied by our property and casualty insurance subsidiary, Security Plan Fire Insurance Company (SPFIC), and other declaratory relief relating to Hurricane Katrina. Most property and casualty insurers in Louisiana were named in that lawsuit. The Abadie suit was consolidated into an action styled In Re: Katrina Canal Breaches Consolidated Litigation (“Katrina Consolidated Litigation”). On November 27, 2006, the trial court judge, in three of the cases which comprise the Katrina Consolidated Litigation (not the Abadie case), concluded that the flood exclusions contained in the policies at issue in those three cases – except for the policies of State Farm – were ambiguous as to whether the exclusions pertained to flooding resulting from the negligence of third parties and, therefore, that the policies in those three cases provide coverage for all flooding resulting from the negligence of third parties. The trial court judge immediately certified his opinion for appeal, which was accepted by the U.S. Court of Appeals for the Fifth Circuit. The oral argument before the U.S. Court of Appeals for the Fifth Circuit took place on June 6, 2007. On August 2, 2007, the U.S. Court of Appeals for the Fifth Circuit issued its ruling. In its ruling, the Court concluded that the flood exclusions in the policies at issue unambiguously excluded coverage and that the plaintiff policyholders are not entitled to recover for flood damage under their policies. The plaintiff policyholders may request that the U.S. Court of Appeals for the Fifth Circuit reconsider its ruling. The plaintiffs may also ultimately seek review by the United States Supreme Court. As such, the ruling of the U.S. Court of Appeals for the Fifth Circuit is not yet a final judgment. We intend to continue to vigorously defend the applicable flood exclusion language and defend against any proposed class certification. On March 27, 2007, the Abadie matter was administratively closed by the court. Prior to that, a Master Class Action Insurance Complaint was filed in the Katrina Consolidated Litigation in the United States District Court, Eastern District of Louisiana on March 15, 2007. The Master Class Action Insurance Complaint supersedes all previously filed class action complaints. SPFIC is named as a defendant in the Master Class Action Insurance Complaint. The class allegations in Abadie were dismissed on April 18, 2007, as they have been superseded by the Master Class Action Insurance Complaint. Presently, the Master Class Action Insurance Complaint is stayed by order of the court. In the event of an adverse outcome, particularly with regard to (a) whether the flooding is covered by the SPFIC policies and (b) whether this litigation is appropriate for class certification, the potential exposure to SPFIC, while not at this time quantifiable, could be substantial.
We are also a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court, and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, and oral arguments occurred on October 21, 2004. On March 2, 2007, the Texas Supreme Court reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. The suit alleges that certain life insurance policies that we made available by our primary life insurance subsidiary to non-U.S. residents, when combined with a policy feature that allowed policy dividends to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We intend to continue to pursue a vigorous defense in any remaining proceeding. However, we expect financial exposure to us, if any, would be significantly less than had the purported class not been decertified.
We are a party to other various legal proceedings incidental to our business, which we do not consider to be material in the event of adverse outcomes to us.

ITEM 1.A	RISK FACTORS
The risk factors set forth in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006 remain current, except we are including the following revised risk factor.
Loss of the services of our senior management team would likely hinder development of our operating and marketing programs and our strategy for expanding our business.
We rely on the active participation of our Chairman of the Board and Chief Executive Officer, Harold E. Riley (age 79), and our Vice Chairman of the Board and President, Rick D. Riley (age 53), in connection with the development and execution of operating and marketing plans and strategy for expanding our business. We anticipate that their expertise will continue to be of substantial value in connection with our operations. The loss of the services of any one of these individuals would likely have a significant adverse effect on us in these respects. We do not have an employment agreement with any of these persons nor do we carry a key-man insurance policy on any of their lives. In addition, our only credit agreement with a bank for up to $75 million in borrowing capacity provides that an event of default will occur in the event either of Messrs. Harold E. Riley or Rick D. Riley is not employed by us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held an annual meeting of shareholders on June 5, 2007. At the meeting our shareholders elected all of our Class A and Class B director nominees, and there were no other persons nominated to serve on our Board. Our shareholders also ratified the appointment of Ernst & Young LLP as the independent registered public accountant for the Company for 2007 by a vote of 22,115,299 shares for, 10,289 shares against and 74,406 shares abstained.
No other matters were submitted to our shareholders during the second calendar quarter of 2007.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	The following exhibits are filed herewith:
3.1	Restated and Amended Articles of Incorporation (a)

3.2	Amended and Restated Bylaws (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (d)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (e)

10.3	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (f)

Exhibit Number	The following exhibits are filed herewith:
10.4	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (g)

10.5(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.5(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.5(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.5(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.5(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

10.6	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd.(i)

10.7	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

10.8	First Amended and Restated Loan Agreement – Regions Bank, dated December 5, 2005(k)

Exhibit Number	The following exhibits are filed herewith:
10.9	First Amendment to First Amended and Restated Loan Agreement – Regions Bank, dated December 8, 2006 (l)

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed on March 31, 1999 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	Filed on November 11, 1996 with the Registration Statement on Form S-4, SEC File No. 333-16163, as Exhibit 10.8, and incorporated herein by reference.

(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. I, and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

(j)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.

(k)	Filed on or about March 16, 2006, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2005, as Exhibit 10.10(o), and incorporated herein by reference.

(l)	Filed on March 30, 2007, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2006, as Exhibit 10.9, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.
By:	/s/ Harold E. Riley
Harold E. Riley
Chief Executive Officer and Chairman

By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic
Vice President, Chief Financial Officer and Treasurer

Date: August 9, 2007

EXHIBIT INDEX

Exhibit Number	The following exhibits are filed herewith:
3.1	Restated and Amended Articles of Incorporation (a)

3.2	Amended and Restated Bylaws (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (d)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (e)

10.3	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (f)

Exhibit Number	The following exhibits are filed herewith:
10.4	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (g)

10.5(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.5(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.5(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.5(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.5(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

10.6	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd.(i)

10.7	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

10.8	First Amended and Restated Loan Agreement — Regions Bank, dated December 5, 2005(k)

Exhibit Number	The following exhibits are filed herewith:
10.9	First Amendment to First Amended and Restated Loan Agreement — Regions Bank, dated December 8, 2006 (l)

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed on March 31, 1999 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	Filed on November 11, 1996 with the Registration Statement on Form S-4, SEC File No. 333-16163, as Exhibit 10.8, and incorporated herein by reference.

(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. I, and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

(j)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.

(k)	Filed on or about March 16, 2006, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2005, as Exhibit 10.10(o), and incorporated herein by reference.

(l)	Filed on March 30, 2007, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2006, as Exhibit 10.9, and incorporated herein by reference.