Form 10-Q
period 2007-09-30
CITIZENS INC
filed 2007-11-08
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
☐ Yes ☑ No
As of November 1, 2007 the Registrant had 40,360,062 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock, no par value, outstanding.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands)

	September 30,	December 31,
Assets	2007	2006
	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost $507,868 and $497,939 in 2007 and 2006, respectively)	$498,942	488,318
Equity securities available-for-sale, at fair value (cost $17,358 and $279 in 2007 and 2006, respectively)	19,071	312
Mortgage loans on real estate	300	456
Policy loans	25,472	23,542
Real estate and other long-term investments (less $237 and $206 accumulated depreciation in 2007 and 2006, respectively)	5,531	2,427

Total investments	549,316	515,055

Cash and cash equivalents	13,173	24,521
Accrued investment income	6,597	7,107
Reinsurance recoverable	13,861	16,044
Deferred policy acquisition costs	96,967	86,975
Other intangible assets	1,073	1,093
Cost of customer relationships acquired	32,355	34,812
Excess of cost over net assets acquired	11,386	11,386
Federal income tax receivable	946	—
Property and equipment, net	7,023	7,350
Due premium, net (less $1,410 and $1,440 allowance for doubtful accounts in 2007 and 2006, respectively)	5,909	6,078
Prepaid expenses	783	—
Other assets	816	763

Total assets	$740,205	711,184

See accompanying notes to consolidated financial statements.
(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION, CONTINUED
(In thousands, except share amounts)

	September 30,	December 31,
Liabilities and Stockholders' Equity	2007	2006
	(Unaudited)
Liabilities:
Future policy benefit reserves:
Life insurance	$496,127	473,355
Annuities	22,196	20,761
Accident and health insurance	8,644	10,604
Dividend accumulations	4,863	5,027
Premium deposits	13,126	11,897
Policy claims payable	7,493	9,448
Unearned premiums	2,333	1,812
Other policyholders’ funds	3,899	3,771

Total policy liabilities	558,681	536,675

Commissions payable	1,887	2,581
Federal income tax payable	—	2,031
Deferred Federal income tax	1,703	1,498
Warrants outstanding	2,327	1,831
Other liabilities and funds held for others	10,851	14,074

Total liabilities	575,449	558,690

Commitments and contingencies (Note 8)
Cumulative convertible preferred stock — Series A (Series A-1 - $500 stated value per share, 25,000 shares authorized, issued and outstanding in 2007 and 2006; Series A-2 - $935 stated value per share, 5,000 shares authorized, 4,014 issued and outstanding in 2007 and 2006)	13,886	12,883

Stockholders’ Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 43,495,800 shares issued in 2007 and 43,425,524 shares issued in 2006, including shares in treasury of 3,135,738 in 2007 and 2006	209,063	210,066
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2007 and 2006	3,184	3,184
Retained deficit	(45,659)	(56,282)
Accumulated other comprehensive loss:
Unrealized losses on securities, net of tax	(4,707)	(6,346)

	161,881	150,622

Treasury stock, at cost	(11,011)	(11,011)

Total stockholders’ equity	150,870	139,611

Total liabilities and stockholders’ equity	$740,205	711,184

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30
(In thousands, except per share amounts)
(Unaudited)

	2007	2006
Revenues:
Premiums:
Life insurance	$33,782	30,348
Accident and health insurance	359	349
Property insurance	1,188	763
Net investment income	7,354	7,040
Realized gains, net	42	40
Increase in fair value of warrants	(300)	(291)
Other income	382	351

Total revenues	42,807	38,600

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,765	13,111
Increase in future policy benefit reserves	8,656	7,444
Policyholders’ dividends	1,682	1,494

Total insurance benefits paid or provided	24,103	22,049

Commissions	8,906	8,189
Other underwriting, acquisition and insurance expenses	6,728	6,020
Capitalization of deferred policy acquisition costs	(6,576)	(6,112)
Amortization of deferred policy acquisition costs	3,010	3,240
Amortization of cost of customer relationships acquired and other intangibles	810	889

Total benefits and expenses	36,981	34,275

Income before federal income tax	5,826	4,325
Federal income tax expense	1,169	1,498

Net income	$4,657	2,827

Net income available to common stockholders	$4,154	2,319

Per Share Amounts:
Basic and diluted earnings per share of Class A common stock	$0.10	0.06

Basic and diluted earnings per share of Class B common stock	$0.05	0.03

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30
(In thousands, except per share amounts)
(Unaudited)

	2007	2006
Revenues:
Premiums:
Life insurance	$97,058	87,498
Accident and health insurance	1,162	1,081
Property insurance	3,550	2,528
Net investment income	21,485	20,034
Realized gains (losses), net	(90)	1,173
Decrease (increase) in fair value of warrants	(496)	74
Other income	1,167	1,068

Total revenues	123,836	113,456

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	40,867	41,314
Increase in future policy benefit reserves	23,980	21,953
Policyholders’ dividends	4,334	3,822

Total insurance benefits paid or provided	69,181	67,089

Commissions	26,292	25,820
Other underwriting, acquisition and insurance expenses	20,952	21,329
Capitalization of deferred policy acquisition costs	(19,482)	(19,126)
Amortization of deferred policy acquisition costs	9,490	8,914
Amortization of cost of customer relationships acquired and other intangibles	2,477	2,720

Total benefits and expenses	108,910	106,746

Income before federal income tax	14,926	6,710

Federal income tax expense	4,303	2,114

Net income	$10,623	4,596

Net income available to common stockholders	$9,106	3,074

Per Share Amounts:
Basic and diluted earnings per share of Class A common stock	$0.22	0.08

Basic and diluted earnings per share of Class B common stock	$0.11	0.04

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30
(In thousands)
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$10,623	4,596
Adjustments to reconcile net income to net cash provided by operating activities:
Realized losses (gains) on sale of investments and other assets	90	(1,173)
Net deferred policy acquisition costs	(9,992)	(10,212)
Amortization of cost of customer relationships acquired and other intangibles	2,477	2,720
Increase (decrease) in fair value of warrants	496	(74)
Depreciation	752	957
Amortization of premiums and discounts on fixed maturities	995	1,048
Deferred federal income tax expense (benefit)	(530)	101
Change in:
Accrued investment income	510	343
Reinsurance recoverable	2,183	3,842
Due premium	169	(5,116)
Future policy benefit reserves	22,099	27,135
Other policy liabilities	(241)	(1,461)
Federal income tax	(2,977)	(851)
Commissions payable and other liabilities	(3,823)	1,921
Other, net	(761)	462

Net cash provided by operating activities	22,070	24,238

Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	3,344	16,378
Maturities and redemptions of fixed maturities, available-for-sale	49,256	24,506
Purchase of fixed maturities, available-for-sale	(63,648)	(59,159)
Sale of equity securities, available-for-sale	20	177
Purchase of equity securities, available-for-sale	(17,097)	—
Principal payments on mortgage loans	156	93
Sale of other long-term investments and property and equipment	340	90
Principal payments on note receivable	2	475
Increase in policy loans, net	(1,930)	(242)
Purchase of other long-term investments and property and equipment	(4,009)	(850)

Net cash used in investing activities	(33,566)	(18,532)

      See accompanying notes to consolidated financial statements.
(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Nine Months Ended September 30
(In thousands)
(Unaudited)

	2007	2006
Cash flows from financing activities:
Annuity deposits	$1,640	1,838
Annuity withdrawals	(1,492)	(1,421)

Net cash provided by financing activities	148	417

Net increase (decrease) in cash and cash equivalents	(11,348)	6,123

Cash and cash equivalents at beginning of period	24,521	18,311

Cash and cash equivalents at end of period	$13,173	24,434

Supplemental disclosures of operating activities:
Cash paid during the period for income taxes	$7,810	2,864

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends on the Company’s Series A-1 Convertible Preferred Stock, issued in 2004, and Series A-2 Convertible Preferred Stock, issued in 2005, were paid by the Company through the issuance of Class A common stock to the preferred shareholders in the amounts of $514,000 and $519,000 for the first nine months of 2007 and 2006, respectively. The number of shares issued were 70,276 and 97,924 in 2007 and 2006, respectively. Accretion of deferred issuance costs and discounts on the Convertible Preferred Stock during the first nine months of 2007 and 2006 was $1,003,000.
The Company foreclosed on a mortgage loan in the second quarter of 2006 in the amount of $227,000 and the real estate was recorded with other long-term investments.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

The consolidated statement of financial position at September 30, 2007, the consolidated statements of operations for the three and nine-month periods ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. Certain adjustments have been made to prior period financials, to include the prior period and inter-quarter adjustments, as described in note 17 of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006. In the opinion of management, all adjustments to present fairly the financial position, results of operations and changes in cash flows at September 30, 2007, and for comparative periods presented have been made.

During the first quarter of 2007, the Company determined life reserves were overstated by $1.0 million due to the use of an incorrect interest rate going back several years. A correction was made during the quarter resulting in an increase to net income of $660,000. Also, during the first quarter of 2007, the Company identified and corrected discrepancies that went undetected at December 31, 2006 in the amount of $823,000, related to the under-accrual of interest on various policyholder liabilities and under-accrual of unearned profit liability reserve. These corrections caused a decrease in net income of $543,000 in the first quarter of 2007. During the second quarter of 2007, the Company corrected an overstatement of policy claims payable of $650,000, which resulted in an increase to net income of $429,000. During the third quarter of 2007, the Company identified an understatement of accrued interest on policyholder funds, that existed at December 31, 2006, in the amount of $269,000. The understatement was corrected in the third quarter, resulting in a decrease to net income of $175,000. See Note 7 regarding the increase in the Federal income tax rate from 34% to 35%. The net effect of all of these prior year corrections was an increase in net income of $371,000, which is not considered to have a material impact on the Company’s financial position or results of operations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America (U.S.) generally accepted accounting principles (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2007, are not necessarily indicative of the operating results that may be achieved for the full year.

On the cash flow statement the Company reclassified $1,420,000 from change in commissions payable and other liabilities to change in future policy benefit reserves to conform to the current year presentation. The change had no impact on cash flows from operations.

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

The Company had previously restored the DAC on lapsed policies that were subsequently reinstated. SOP 05-1 is only applied prospectively for reinstatements occurring in quarters beginning after December 31, 2006. The effect of adopting SOP 05-1 has been to increase DAC amortization by $683,000 over what it would have been otherwise.

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. The effective date of this implementation guidance was January 1, 2007, with the cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings. The implementation of FIN 48 had no affect on the Company’s consolidated financial condition, as the Company has no significant uncertain tax positions.

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

The Company had a $75 million line of credit with Regions Bank that terminated and was not replaced in October 2007. The line of credit provided for a maximum of $5,000,000 for general corporate purposes not related to the acquisition of insurance companies. This line has not been used since 2005. No amount was outstanding on this line of credit at September 30, 2007.

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

The Life Insurance segment, consisting of ordinary whole-life policies, is sold primarily throughout Central and South America and the Pacific Rim. Traditional ordinary life, credit life and final expense policies are also marketed in the Midwest and southern U.S. The Life Insurance segment is aggregated from CICA and CNLIC. The Company has no assets, offices or employees outside of the U.S. and requires that all transactions be in U.S. Dollars paid in the U.S.

The Company’s Home Service Insurance segment focuses on writing final expense ordinary life insurance utilizing the home service marketing distribution method, whereby approximately 320 employee-agents work on a route system to collect premiums and service policyholders. The Company also uses the home service method to write small property policies on Louisiana residents.

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

	Three Months Ended September 30,
	2007	2006
	(In thousands)
Profit (Loss) Measurement
Income (loss) before Federal income tax:
Life Insurance	$2,862	2,933
Home Service Insurance	3,507	1,279
Other Non-Insurance Enterprises	(543)	113

Total consolidated income	$5,826	4,325

Selected Components of Profit (Loss) Measurement
Revenue:
Life Insurance	$29,709	25,815
Home Service Insurance	13,212	12,722
Other Non-Insurance Enterprises	(114)	63

Total consolidated revenue	$42,807	38,600

Premiums:
Life Insurance	$25,498	21,959
Home Service Insurance	9,831	9,501
Other Non-Insurance Enterprises	—	—

Total consolidated premiums	$35,329	31,460

Net investment income:
Life Insurance	$3,952	3,683
Home Service Insurance	3,384	3,219
Other Non-Insurance Enterprises	18	138

Total consolidated net investment income	$7,354	7,040

Amortization expense:
Life Insurance	$2,716	2,985
Home Service Insurance	1,104	1,144
Other Non-Insurance Enterprises	—	—

Total consolidated amortizaion expense	$3,820	4,129

Realized gains (losses) on sale of investments and other assets:
Life Insurance	$49	39
Home Service Insurance	(7)	1
Other Non-Insurance Enterprises	—	—

Total consolidated realized gains	$42	40

The following summary presents the Company’s profit (loss) measurement from continuing operations for each reportable segment, along with certain components of that profit (loss) measurement, for the periods indicated.

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Profit (Loss) Measurement
Income (loss) before Federal income tax:
Life Insurance	$7,368	5,232
Home Service Insurance	8,540	1,584
Other Non-Insurance Enterprises	(982)	(106)

Total consolidated income	$14,926	6,710

Selected Components of Profit (Loss) Measurement
Revenue:
Life Insurance	$84,384	73,961
Home Service Insurance	39,182	38,463
Other Non-Insurance Enterprises	270	1,032

Total consolidated revenue	$123,836	113,456

Premiums:
Life Insurance	$72,245	62,737
Home Service Insurance	29,525	28,370
Other Non-Insurance Enterprises	—	—

Total consolidated premiums	$101,770	91,107

Net investment income:
Life Insurance	$11,541	10,564
Home Service Insurance	9,736	9,108
Other Non-Insurance Enterprises	208	362

Total consolidated net investment income	$21,485	20,034

Amortization expense:
Life Insurance	$9,192	8,926
Home Service Insurance	2,775	2,708
Other Non-Insurance Enterprises	—	—

Total consolidated amortizaion expense	$11,967	11,634

Realized gains (losses) on sale of investments and other assets:
Life Insurance	$6	191
Home Service Insurance	(84)	982
Other Non-Insurance Enterprises	(12)	—

Total consolidated realized gains (losses)	$(90)	1,173

	September 30,	December 31,
	2007	2006
	(In thousands)
Assets:

Life Insurance	$419,882	395,297
Home Service Insurance	304,948	300,368
Other Non-Insurance Enterprises	15,375	15,519

Total consolidated assets	$740,205	711,184

(5)	Total Comprehensive Income

	Three Months Ended September 30,
	2007	2006
	(In thousands)
Net income	$4,657	2,827

Other comprehensive income net of tax:
Unrealized net gains on investments in fixed maturities and equity securities available-for-sale	4,919	9,822

Total comprehensive income	$9,576	12,649

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Net income	$10,623	4,596

Other comprehensive income (loss) net of tax:
Unrealized net gains (losses) on investments in fixed maturities and equity securities available-for-sale	1,639	(721)

Total comprehensive income	$12,262	3,875

(6)	Earnings per Share
The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2007	2006
	(In thousands except per share amounts)
Basic and diluted earnings per share:
Numerator:

Net income	$4,657	2,827
Less: Preferred stock dividends	(169)	(174)
Accretion of deferred issuance costs and discounts on preferred stock	(334)	(334)

Net income available to common stockholders	$4,154	2,319

Net income allocated to Class A common stock	$4,103	2,290
Net income allocated to Class B common stock	51	29

Net income available to common stockholders	$4,154	2,319

Denominator:
Weighted average shares of Class A outstanding — basic and diluted	40,338	40,234
Weighted average shares of Class B outstanding — basic and diluted	1,002	1,002

Total weighted average shares outstanding — basic and diluted	41,340	41,236

Basic and diluted earnings per share of Class A common stock	$0.10	0.06

Basic and diluted earnings per share of Class B common stock	$0.05	$0.03

	Nine Months Ended September 30,
	2007	2006
	(In thousands except per share amounts)
Basic and diluted earnings per share:
Numerator:

Net income	$10,623	4,596
Less: Preferred stock dividends	(514)	(519)
Accretion of deferred issuance costs and discounts on preferred stock	(1,003)	(1,003)

Net income available to common stockholders	$9,106	3,074

Net income allocated to Class A common stock	$8,994	3,036
Net income allocated to Class B common stock	112	38

Net income available to common stockholders	$9,106	3,074

Denominator:
Weighted average shares of Class A outstanding — basic and diluted	40,313	40,200
Weighted average shares of Class B outstanding — basic and diluted	1,002	1,002

Total weighted average shares outstanding — basic and diluted	41,315	41,202

Basic and diluted earnings per share of Class A common stock	$0.22	0.08

Basic and diluted earnings per share of Class B common stock	$0.11	$0.04

The effects of Series A-1 and A-2 Convertible Preferred Stock and warrants are anti-dilutive; therefore, diluted income per share is reported the same as basic income per share. The Series A-1 and A-2 Convertible Preferred Stock is anti-dilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the three and nine months ended September 30, 2007 per Class A common stock share obtainable on conversion exceeds basic income per share available to common stockholders. The warrants are anti-dilutive because the exercise price is in excess of the average Class A common stock market price for the three and nine months ended September 30, 2007.

(7)	Federal Income Taxes

The effective tax rate for the third quarter of 2007 was 20.1% versus 34.6% in the third quarter of 2006. This lower effective rate was primarily the result of the Company releasing the valuation allowance related to the net deferred tax asset of CNLIC in the third quarter of 2007 in the amount of $1.2 million. This deferred tax asset was primarily the result of net operating losses of CNLIC. In 2008, CNLIC will be eligible to be included in the life-nonlife consolidated tax return of the Company, and the Company has postponed the proposed sale of CNLIC. CICA, the parent of CNLIC, should have sufficient taxable income in 2008 to absorb the net operating loss carryovers of CNLIC. The Company filed its 2006 tax return in the third quarter of 2007, and tax true-ups and adjustments to prior year estimates increased the effective rate in the third quarter of 2007. Additionally, the increase in fair value of outstanding warrants of $300,000 and $291,000 are not deductible in 2007 and 2006. The Company also increased the statutory tax rate from 34% to 35% in the third quarter of 2007, as the Company will have taxable income in excess of $15 million in 2007, which added approximately $200,000 to third quarter 2007 tax expense.

The tax rate for the nine months ended September 30, 2007 was 28.8% versus 31.5% in 2006. The same items affecting the tax rate for the quarter are also impacting the nine months’ effective tax rate.

The Company implemented FIN 48 during the first quarter of 2007. One provision of FIN 48 requires accruing interest on potential tax deficiencies resulting from unsustainable tax positions. The Company did not accrue any interest related to uncertain tax positions during the three or nine months ended September 30, 2007, because it deems any such positions as immaterial.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. states. Most of the Company and its subsidiaries are not subject to examination by U.S. tax authorities for years prior to 2004. Several subsidiaries have open tax years going back as far as 1994 due to net operating loss carry-forwards. Most state tax authorities cannot examine tax years prior to 2002.

(8)	Legal Proceedings

We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court which, on March 2, 2007, reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. As a result, no class action is presently certified and plaintiffs’ counsel must attempt to recertify the class if plaintiffs wish to proceed with a class action. In order to recertify the class, the lead plaintiff must establish that he is qualified to represent the purported class. The underlying lawsuit alleges that certain life insurance policies that we made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We believe the lawsuit is without merit and intend to continue a vigorous defense in any remaining proceedings, including any attempt to recertify the class. If the class is recertified, we could be exposed to costly and time consuming litigation, and an adverse judgment could have a material adverse effect on our results of operations and financial condition.

Our wholly-owned Louisiana property and casualty insurer, Security Plan Fire Insurance Company, or SPFIC, has been named as a defendant in a lawsuit filed in the United States District Court, Eastern District of Louisiana, asserting allegations on behalf of a purported class. The suit was filed on August 28, 2006, and was initially styled Connie Abadie, et al. v. Aegis Security Insurance Co., et al., or Connie Abadie. Most of the property and casualty insurers in Louisiana were also named in this lawsuit. The suit sought payments for claims denied by SPFIC and other declaratory relief related to Hurricane Katrina. It is presently unclear how many plaintiffs are insureds of SPFIC. In order to expedite the handling of all the litigation related to Hurricane Katrina, the court consolidated Connie Abadie into an action styled In Re: Katrina Canal Breaches Consolidated Litigation, or the Katrina Consolidated Litigation. On March 15, 2007, a Master Class Action Insurance Complaint was filed in the Katrina Consolidated Litigation. On March 27, 2007, Connie Abadie was administratively closed by the Court and superseded by the Master Class Action Insurance Complaint. Presently, the Master Class Action Insurance Complaint is stayed by order of the Court.

One of the defenses that certain defendants in the Katrina Consolidated Litigation have asserted is that their insurance policies excluded claims for flood damage, even though the floods resulting from Hurricane Katrina may have been caused by negligence. On August 2, 2007, the U.S. Court of Appeals for the Fifth Circuit ruled in the Katrina Consolidated Litigation that the flood exclusion language in certain property insurance policies was effective to preclude claims for flood damage by policyholders whose policies include such an exclusion. Although SPFIC was not a party to that lawsuit, its policies do exclude flood damage claims. On September 30, 2007, the judge presiding over the Katrina Consolidated Litigation issued a ruling holding that specific named peril policies that do not list flooding as one of the named perils, do not provide coverage for flooding. SPFIC’s policies are named peril policies that do not list flooding as one of the named perils. SPFIC intends to continue to vigorously defend any claims resulting from flood damage on the grounds, among others, that its policies do not cover such damage.

The deadline for filing claims against insurers arising out of property damage from Hurricane Katrina was August 29, 2007. A new complaint was filed by plaintiffs’ counsel on August 29, 2007 to assert claims on behalf of the plaintiffs whose claims were not included in the original Connie Abadie suit. The new suit is styled Susan Abadie, et al. v. Aegis Security Insurance Company, et al., or Susan Abadie.

SPFIC is also a defendant in a suit styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007 by the state of Louisiana as subrogee/assignee of the insureds of more than 200 different insurance companies. The suit was filed to recover money that the state of Louisiana has paid to certain insureds under the Louisiana Road Home Program. The suit was removed to the United States District Court for the Eastern District of Louisiana on September 11, 2007. Based on the petitions, we do not currently know how many SPFIC insureds have received money from the Louisiana Road Home Program.

The Master Class Action Insurance Complaint, Susan Abadie and the Road Home Litigation are in early stages of litigation, and no discovery has yet occurred. Therefore, it is not possible to evaluate how many claims in those cases relate to SPFIC, or the potential exposure to SPFIC. However, in the event of an adverse outcome, the potential exposure to SPFIC could be significant.

In addition to the legal proceedings described above, we may from time to time be subject to a variety of legal and regulatory actions relating to our future, current and past business operations, including, but not limited to:
•	disputes over insurance coverage or claims adjudication;

•	regulatory compliance with insurance and securities laws in the United States and in foreign countries;

•	disputes with our marketing firms, consultants and employee agents over compensation and termination of contracts and related claims;

•	disputes regarding our tax liabilities; and

•	disputes relating to businesses acquired and operated by us.
In the absence of countervailing considerations, we would expect to defend any such claims vigorously. However, in doing so, we could incur significant defense costs,

including not only attorneys’ fees and other direct litigation costs, but also the expenditure of substantial amounts of management time that otherwise would be devoted to our business. If we suffer an adverse judgment as a result of any claim, it could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”), including, without limitation, any statements specifically identified as forward-looking statements within this document. Many of these statements disclose risks we face as well. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Forward-looking statements include, without limitation, any financial guidance and statements about our plans, strategies and prospects. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of our plans and objectives or our management or Board of Directors including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “should,” “plan,” “seek,” “estimate,” “targeted,” “may,” “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Although we believe that our plans, intentions and expectations are reasonable, we may not achieve our plans, intentions or expectations, and important factors could cause our actual results to differ materially from these forward-looking statements.
Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of foreign and U.S. economies in general and the strength of the local economies where our policyholders reside; (ii) the effects of and changes in trade, monetary and fiscal policies and laws; (iii) inflation, interest rates, stock market and monetary fluctuations and volatility; (iv) the timely development of and acceptance of new insurance products and services and perceived overall value of these products and services by existing and potential customers; (v) changes in consumer spending, borrowing and saving habits; (vi) a concentration of our insurance business from persons residing in Latin America and the Pacific Rim; (vii)

uncertainties in assimilating acquisitions; (viii) the persistency of existing and future insurance policies sold by us; (ix) the dependence of the Company on its executive officers; (x) our ability to control expenses; (xi) the effect of changes in laws and regulations (including laws and regulations concerning insurance) with which the Company and its subsidiaries must comply, (xii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xiii) changes in the Company’s organization and compensation plans; (xiv) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xv) the other risk factors described in this report under “Risk Factors; “; and (xvi) the success of the Company at managing the risks involved in the foregoing.
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
Overview
We are an insurance holding company serving the life insurance needs of individuals in the United States and in more than 35 countries around the world. We pursue a strategy of offering ordinary whole life insurance with a focus on cash accumulation and final expense insurance products in niche markets where we believe we are able to achieve competitive advantages. Our core operations include issuing and servicing:
•	U.S. Dollar-denominated ordinary whole life insurance policies to predominately high net worth, high income foreign residents, principally in Latin America and the Pacific Rim through approximately 2,850 independent marketing consultants;

•	ordinary whole life insurance policies to middle income households in the Midwest and the southern United States through approximately 500 independent marketing consultants; and

•	final expense policies to middle to lower income households in Louisiana through approximately 320 employee agents in our home service distribution channel.

We have provided our insurance products internationally since 1975 and domestically since 1969. We believe we are one of the leading writers of U.S. Dollar-denominated ordinary whole life insurance outside of the United States. In October 2004, we entered the home service distribution channel through our acquisition of Security Plan Life Insurance Company (“Security Plan”), a provider of final expense ordinary whole life insurance in Louisiana. Security Plan Life owns Security Plan Fire Insurance Company (SPFIC), which markets limited liability property and casualty insurance in Louisiana.
We believe the foreign markets we target have a relatively limited number of competitors and the domestic markets we target are underserved by the life insurance industry, and that these markets offer attractive opportunities for expansion. We capitalize on the experience of our management team in our marketing operations and achieve economies of scale in our administrative operations. We seek to generate above-average returns using knowledge of our niche markets and our well-established distribution channels. We believe that our underwriting processes, policy terms and pricing practices enable us to generate meaningful gross profit margins.
We provide underwriting, investment and administrative functions through approximately 95 employees in our executive offices in Austin, Texas and approximately 71 full time employees in Louisiana, primarily in Donaldsonville. We operate through two segments as follows:
Life Insurance. For more than 30 years, CICA and its predecessors have participated in the foreign marketplace through the issuance of U.S. Dollar-denominated ordinary whole life insurance to foreign nationals. Traditionally, this market has focused primarily on the top 3% to 5% of the population of a country in terms of income and net worth. We make our insurance products available using third-party marketing organizations and third-party marketing consultants. The number of our producing third-party consultants has expanded over the years in this market to approximately 2,850, and we presently receive applications from 36 countries outside of the U.S. Historically, the majority of our international business has come from Latin America. However, in 2004 the Pacific Rim began to represent a meaningful and growing source of new business, and in 2007 continues to be one of the leaders for us in new premium income.
In the first nine months of 2007, our Life Insurance segment generated revenue of $84.4 million, which accounted for 68.1% of our total revenue, compared to like revenue of $74.0 million, or 65.2% of total revenue for the same period in 2006. Our strategy in operating our Life Insurance segment is to increase new business written through our existing marketers, as well as expand the number of countries from which we receive policy applications. The development of new markets in the Pacific Rim, particularly Taiwan, and the expansion of existing markets in Latin America, as well as improved persistency in these markets, were the primary contributors to our growth in this segment through the first nine months of 2007.

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
During the first nine months of 2007, revenue from this segment was $39.2 million, which accounted for 31.6% of our total revenue, compared to revenue from this segment of $38.5 million or 33.9% of our total revenue in 2006. The small increase in revenue was due primarily to an increase in premiums and investment income of $1.8 million, offset by a reduction in realized gains of $1.0 million. In 2006, realized gains from sales of bonds in Security Plan’s investment portfolio resulted in $1.0 million of additional revenue. No similar sales of bonds occurred in 2007. Our business strategy in this segment is to continue to serve existing customers in Louisiana as well as expand the business through marketing management that we put in place in early 2005.
In August and September 2005, Hurricanes Katrina and Rita struck the Louisiana coast, causing significant damage and disruption to the New Orleans area. The resulting claims adversely affected SPFIC’s business through 2006, causing a net loss for SPFIC of $3.6 million in the first nine months of 2006. Also, due to the extended claims filing period mandated in Louisiana in 2006, we established a reserve (Incurred But Not Reported or IBNR) for claims of $500,000 at December 31, 2006 to cover claims anticipated for 2007. Management believes the significant losses experienced by SPFIC in 2005 and 2006 due to the claims from the hurricanes were not typical of SPFIC’s book of business and that the claims experience in 2007 is more in line with the historical experience of SPFIC. For the first nine months of 2007, SPFIC earned $897,000 before tax, as non-hurricane claims declined compared to the like period in 2006. The Company released Katrina claim liabilities of approximately $425,000 (including $219,000 of the $500,000 originally recorded IBNR) during the third quarter of 2007, as the one year extended period for filing claims expired on August 29, 2007. In 2006, we also increased the limits on SPFIC’s reinsurance treaties, which we expect will mitigate the adverse financial statement impacts from future hurricanes in Louisiana.

Marketplace Conditions and Trends
Described below are some of the significant recent events and trends affecting the life insurance industry and the possible effects they may have on our future operations.
•	As an increasing percentage of the world population reaches retirement age, we believe we will benefit from heightened awareness of the benefits of living products over death products, as aging baby boomers will require cash accumulation to provide expenses to meet their lifetime needs. Our ordinary life products are designed for policyowners to accumulate cash values to provide for living expenses in an insured’s later years, while continuously providing a death benefit.

•	Corporate bond defaults and credit downgrades, which have resulted in other-than-temporary impairments in the value of some securities, have had a material impact on life insurers in the past few years. We have not incurred any significant losses from bond defaults. The majority of our investment portfolio is held in debt instruments carrying the full faith and credit of the U.S. Government, or in U.S. Government-sponsored enterprises. Most of the municipal bonds we own are privately insured. We intend to manage our investment portfolio conservatively in the future in these types of debt instruments. We have no directly held subprime risks and any indirect holdings in our corporate bond portfolio are insignificant.

•	Many of the events and trends affecting the life insurance industry have had an impact on the life reinsurance industry. These events led to a decline in the availability of reinsurance. While we currently cede a limited amount of our primary insurance business to reinsurers, we may find it difficult to obtain reinsurance in the future, forcing us to seek reinsurers who are more expensive to us. If we cannot obtain affordable reinsurance coverage, either our net exposures will increase or we would have to reduce our underwriting commitments.

•	Because of the trends described above, coupled with increasing costs of regulatory compliance such as the Sarbanes-Oxley Act of 2002, we believe there is a trend towards consolidation of domestic life insurance companies. We believe this should be a benefit to our acquisition strategy because there should be more complementary acquisition candidates available for us to consider. Management continues to seek acquisitions that can add value to our Company, although at this time, we have no agreements or understandings with respect to any acquisition. Because of the growth in our asset base and level of capital, management expects to seek opportunities for larger acquisition transactions (those in the $50 million to $100 million purchase price range).

Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006
All comparisons below state the 2007 third fiscal quarter first and the 2006 third fiscal quarter second.
Overview
Total revenue from our Life Insurance segment was $29.7 million compared to $25.8 million, reflecting continued growth in new business. Home Service revenues amounted to $13.2 million compared to $12.7 million. Security Plan’s premium income decreased each year from 2001 until we acquired it on October 1, 2004. We replaced Security Plan’s marketing leadership in 2005 and our renewed emphasis on sales and marketing have reversed the decline in the premium base and serves as a base from which to expand. The premium increase over the past two years occurred despite the hurricanes in Louisiana in 2005, which significantly disrupted Security Plan’s customer base. Security Plan is made up of books of business from numerous small life insurance carriers that it had acquired during its history.
SPFIC continued to be profitable in the third quarter of 2007 with pre-tax earnings of $686,000, compared to a $1.5 million loss in the third quarter of 2006.
Results of Operations
The following table sets forth our net income for the periods indicated:

			Net Income per
Three Months Ended	Net Income	Increase from Previous	Class A Common
September 30,	(In thousands)	Year’s Period	Shares
2007	$4,657	64.7%	$0.10
2006	2,827	90.1	0.06
As further discussed below, the 2007 increase in earnings was due primarily to higher premium income, the lack of hurricane-related casualty claims compared to 2006, and the release of a valuation allowance against deferred tax assets.
Total revenues were $42.8 million, compared to $38.6 million, an increase of 10.9%. The continued growth and persistency in the Life Insurance segment accounted for most of the increase.
Premium Income. Premium income increased to $35.3 million from $31.5 million, or 12.3%. The increase was due primarily to increased new business issued in the international life market,

as well as the continued strength of the renewal business issued over the past three years. Additionally, premium losses in Security Plan as the result of Hurricanes Katrina and Rita were minimal in 2007 and have been made up through increased new business during the first three quarters of 2007. SPFIC implemented substantial rate increases in the fourth quarter of 2006 and an additional increase in the third quarter of 2007. This, combined with reinstated policies lost from Hurricane Katrina, resulted in a 55.7% increase in property premiums in the third quarter of 2007 compared to the third quarter of 2006.
Net Investment Income. Net investment income was $7.4 million compared to $7.0 million, an increase of 4.5%, due to a greater amount of invested assets. We continue to invest in bonds of U.S. Government-sponsored enterprises, such as FNMA and FHLMC. In 2007, we have purchased $17.0 million of growth-oriented mutual funds. We plan to increase these types of investments in the future, but do not expect them to exceed 10% of our invested assets.
Reserves. The change in future policy benefit reserves increased 16.3% to $8.7 million from $7.4 million, primarily due to new business written over the past two years and continued good persistency.
Policyholder Dividends. Policyholder dividends increased to $1.7 million from $1.5 million, up 12.6% due to the continued issuance of participating ordinary whole life products. Virtually all of our policies in foreign markets are participating. The dividends are factored into our premium pricing to minimize the impact on profitability.
Claims and Surrenders. As noted in the table below, claims and surrenders increased to $13.8 million from $13.1 million, or 5.0%.

	Three Months Ended September 30,
	2007	2006
	(In thousands)
Death claims	$5,215	4,553
Surrender expenses	4,749	4,382
Endowments	3,152	2,585
Casualty claims	(176)	1,418
Other policy benefits	732	52
Accident and health benefits	93	121

Total claims and surrenders	$13,765	13,111

The increase primarily related to increased death claims in the international business. Death claims were unusually low for the quarter ended September 30, 2006. This increase was offset by $1.6 million less in casualty claims from Hurricane Katrina in 2007. No new hurricane claims were expensed in 2007 due to the establishment of a $500,000 IBNR reserve at December 31, 2006. During the third quarter, the Company released approximately $425,000 of claim liabilities related to Hurricane Katrina, as it was determined that no amounts were payable on these policies due to the expiration of the August 29, 2007 filing deadline for Katrina claims. Surrenders were up in 2007 versus 2006 by $367,000, primarily from three large surrenders that totaled $340,000. This expense is partially offset by decreases in policy liabilities on the surrendered policies. Other policy benefits, primarily interest on policyholder funds, was up as a result of a $416,000 correction of accrued interest in the third quarter of 2007.
Endowment benefits increased to $3.2 million from $2.6 million. Certain international policies carry an annual endowment benefit of an amount elected by the policyowner. This is a popular benefit in the Pacific Rim market, where the Company has experienced increased business in recent years. Like policy dividends, endowments are factored into the premium and, as such, the increase should have no adverse impact on profitability.
During the third quarter of 2007, SPFIC released reserves related to the 2005 hurricanes. For the quarter, Home Service casualty claims were $(176,000), compared to $1.4 million in 2006, which reflected abnormally high claims as a result of Hurricane Katrina. The $(176,000) included $348,000 of incurred claims not related to hurricanes, offset by the favorable results of the hurricanes of $524,000.
Accident and health benefits have been nominal since the cession of the majority of our in-force accident and health business under coinsurance agreements effective January 1, 2004.
Commissions. The commission percentage increase was favorable (lower) than the premium percentage increase, as the persistency improvement of our book of business generated a greater amount of renewal commissions, which pay a lower commission rate than new business.
Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses were $6.7 million compared to $6.0 million, an increase of 11.8%. The increase was due to a collection of items, including increased stock transfer costs, miscellaneous commissions and credit card processing fees, in 2007. Refunds in 2006 for overpayment of workers’ compensation expense reduced general expenses in 2006. Additionally, in 2007 the Company incurred expenses related to three insurance department examinations that were not incurred in 2006.
Deferred Policy Acquisition Costs (DAC). Capitalized deferred policy acquisition costs increased to $6.6 million from $6.1 million, or 7.6%. This increase was primarily due to the increase in new life production discussed above. Amortization of these costs decreased to $3.0 million from $3.2 million, primarily due to improved persistency.
Federal Income Taxes. The effective tax rate for the third quarter of 2007 was 20.1% versus 34.6% in the third quarter of 2006. See Note 7 to the consolidated financial statements for an explanation of items affecting taxes.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
All comparisons below state the 2007 nine months first and the 2006 nine months second.
Overview
Total revenues were $123.8 million versus $113.5 million, or a 9.1% increase. Total revenues from our Life Insurance segment amounted to $84.4 million compared to $74.0 million, a 14.1% increase, reflecting continued growth in new business, as well as strong persistency in the international market.
Home Service revenues amounted to $39.2 million, compared to $38.5 million. As discussed above, management’s emphasis on sales and SPFIC rate increases have caused premium levels to grow. Both SPLIC and SPFIC were disrupted by Hurricanes Katrina and Rita, however, management is optimistic about the progress made to date. Additionally, the substantial rate increases put into effect by SPFIC in the fourth quarter of 2006, as well as an additional increase in the third quarter of 2007, have had a positive impact on Home Service revenues. Security Plan is made up of books of business from numerous small life insurance carriers that it acquired during its history.
Results of Operations
The following table sets forth our net income for the periods indicated:

			Net Income per
Nine Months Ended	Net Income	Increase from Previous	Class A Common
September 30,	(In thousands)	Year’s Period	Shares
2007	$10,623	131.1%	$0.22
2006	4,596	9.2	0.08

As further discussed below, the 2007 increase in earnings was due primarily to higher premiums and investment income and lower hurricane-related casualty claims, partially offset by lower realized gains.
Premium Income. Premium income increased to $101.8 million from $91.1 million, or 11.7%. The increase was due primarily to new business issued in the international life market, as well as an increase in renewal premiums. Security Plan and SPFIC did not see continuing premium losses as the result of Hurricanes Katrina and Rita.
Net Investment Income. Net investment income increased to $21.5 million from $20.0 million, or 7.2%, due to a greater amount of invested assets. We continue to invest in bonds of U.S. Government-sponsored enterprises, such as FNMA and FHLMC. Also in 2007, we purchased $17.0 million of growth-oriented mutual funds. We plan to increase these types of investments in the future, but do not expect them to exceed 10% of our invested assets.
Reserves. The change in future policy benefit reserves increased to $24.0 million from $22.0 million, or 9.2%, predominantly due to the consistent volume of new business written over the past two years and improved persistency on existing business, offset by $1.0 million of overstated prior year reserves corrected in 2007. See Note 1 to the consolidated financial statements for a further discussion of the error correction.
Policyholder Dividends. Policyholder dividends increased to $4.3 million from $3.8 million, or 13.4%, due to the continued issuance of participating ordinary whole life products. Virtually all of our international policies are participating. The dividends are factored into our premium pricing to minimize the impact on profitability.
Claims and Surrenders. As noted in the table below, claims and surrenders decreased to $40.9 million from $41.3 million, or 1.1%.

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Death claims	$16,152	16,016
Surrender expenses	13,121	12,681
Endowments	9,183	7,532
Casualty claims	649	3,990
Other policy benefits	1,498	687
Accident and health benefits	264	408

Total claims and surrenders	$40,867	41,314

The decrease primarily related to a decline in casualty claims from Hurricane Katrina in 2007 of $3.3 million compared to 2006, as well as a one time $650,000 accidental death claim liability release in SPLIC, offset by a $1.7 million increase in endowment benefits. As noted previously, surrender expense increased $440,000, primarily from three large surrenders in the third quarter of 2007. This expense is partially offset by a decrease in policy benefit reserves on the surrendered policies. Other policy benefits, primarily interest on policyholder funds, was up $811,000, primarily from correction of errors existing at December 31, 2006 in the amount of $467,000.
Endowment benefits increased to $9.2 million from $7.5 million, or 21.9%. This increase is the result of a policy benefit that is factored into and offset by premium revenue and has no impact on overall profitability. We have a series of international policies providing an annual endowment benefit of an amount elected by the policy owner. This is a popular benefit in the Pacific Rim market where the Company has been successful in issuing new business in recent years.
In 2007, Home Service casualty claims totaled $649,000 compared to the $4.0 million in 2006, which reflected abnormally high claims as a result of Hurricane Katrina.
Accident and health benefits have been nominal since the cession of the majority of our accident and health business in force according to coinsurance agreements effective January 1, 2004.
Commissions. Commissions increased to $26.3 million from $25.8 million, or 1.8%. The commission percentage increase was favorable (lower) than the premium percentage increase, as the persistency improvement of our book of business generated a greater amount of renewal commissions, which pay a lower commission rate than new business.
Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses decreased to $21.0 million compared to $21.3 million, or 1.8%, as operational and integration changes continue within the Security Plan companies.
Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs increased to $19.5 million from $19.1 million. This increase was primarily related to lower first year commission expenses in the Home Service segment in 2007 compared to 2006. Amortization of these costs increased to $9.5 million from $8.9 million. The higher amortization in 2007 was due to the write-off of deferred policy acquisition costs on policy reinstatements in the amount of $683,000 that began in 2007 because of new accounting guidance.

Federal Income Taxes. The tax rate for the nine months ended September 30, 2007 was 28.8% versus 31.5% in 2006. See Note 7 to the consolidated financial statements for an explanation of income taxes.
Liquidity and Capital Resources
Liquidity is a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed in insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.
Our liquidity requirements are met primarily by funds provided from operations. Premium revenues, investment income and investment maturities are the primary sources of funds while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate invested assets to provide cash flow. During the fourth quarter of 2005 and the first six months of 2006, however, SPFIC sold approximately $3.1 million of bonds in order to meet the cash outflow related to claims from Hurricanes Katrina and Rita. Such bond sales have not been needed since the second half of 2006. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.
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
Cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $22.1 million and $24.2 million for the nine months ended September 30, 2007 and 2006, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Net cash outflows from investment activity totaled $33.6 million for the nine months ended September 30, 2007 and $18.5 million for the nine months ended September 30, 2006. The outflows from investing activity for the nine months ended September 30, 2007 and 2006 primarily related to the investment of excess cash and cash equivalents generated from operations.

Stockholders’ equity at September 30, 2007 was $150.9 million compared to $139.6 million at December 31, 2006. The 2007 increase was largely due to income earned during the period, as well as a decrease of $1.6 million of net unrealized losses in the Company’s fixed maturity securities and equities securities portfolio.
Invested assets increased 6.7% to $549.3 million at September 30, 2007 from $515.1 million at December 31, 2006. Fixed maturities are all classified as available-for-sale, which are reported at fair value.
Fixed maturities available-for-sale were 90.8% of invested assets at September 30, 2007. Management has the intent and ability to hold any securities in an unrealized loss position to maturity or essentially full recovery of security value.
Policy loans comprised 4.6% of invested assets at both September 30, 2007 and December 31, 2006. These loans, essentially all of which are secured by the underlying policy values, have yields ranging from 5% to 12% and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.
Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at September 30, 2007 and December 31, 2006. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2007, we also intend to continue to utilize high grade commercial paper as a cash management tool to minimize excess cash balances and enhance returns.
We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions.
We do not have any direct subprime securities or collateralized debt obligations risk. Any such risk is indirectly held in corporate bonds and is virtually non-existent.
The National Association of Insurance Commissioners has established minimum capital requirements in the form of Risk-Based Capital (RBC). RBC includes the type of business written by an insurance company, the quality of its assets, and various other factors to develop a minimum level of capital called “authorized control level RBC.” This is compared to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At September 30, 2007 and December 31, 2006, all of our insurance subsidiaries were above required minimum levels.
The Company decided to let its $75 million line of credit with Regions Bank expire in October 2007. No amount was outstanding on the line of credit at September 30, 2007. Management believes the Company could secure funding of this amount should the Company desire to do so. Thus, it has eliminated the line of credit expense. Any borrowing above $30 million will require written approval of the holders of the Company’s preferred stock.
We have committed to the following contractual obligations as of September 30, 2007 with the payments due by the period indicated below:

		Less than 1			More than 5
Contractual Obligation	Total	Year	1 to 3 Years	3 to 5 Years	Years

	(In thousands)
Operating leases	$1,051	116	675	260	—
Other	86	42	44	—	—

Total operating and other leases	1,137	158	719	260	—

Future policy benefit reserves:
Life insurance	496,127	184	1,035	9,715	485,193
Annuities	22,196	11,611	5,204	2,244	3,137
Accident and health	8,644	8,644	—	—	—

Total future policy benefit reserves	526,967	20,439	6,239	11,959	488,330

Policy claims payable:
Life insurance	5,387	5,387	—	—	—
Accident and health	1,468	1,468	—	—	—
Casualty	638	638	—	—	—

Total policy claims payable	7,493	7,493	—	—	—

Convertible Preferred Stock	16,251	—	16,251	—	—

Total contractual obligations	$551,848	28,090	23,209	12,219	488,330

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
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the nine months ended September 30, 2007 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision.
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
A recoverability test that considers among other things, actual experience and projected future experience, is performed at least annually by third party actuarial consultants. These annual recoverability tests initially calculate the available premium (gross premium less benefit net premium less percent of premium expense) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Based upon the analysis performed to only capitalize expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing, management believes that our deferred policy acquisition costs and related amortization as of and for the nine months ended September 30, 2007 and 2006 limits the amount of deferred costs to its estimated realizable value. Once a year on SPLIC, through third party consultants, we run a gross premium valuation and compare the results to the net premium valuation as the recoverability test.
SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs and unearned inducements associated with the replaced contract. Also under SOP 05-1, the unamortized deferred acquisition cost is written off when a policy is reinstated that had previously lapsed. SOP 05-1 was implemented in the first quarter of 2007, and as a result, the Company wrote off $683,000 of DAC on reinstated policies in the first nine months of 2007.
Valuation of Investments in Fixed Maturity and Equity Securities
At September 30, 2007, investments in fixed maturity and equity securities were 90.8% and 3.5%, respectively, of total investments. All of our fixed maturities were classified as available-for-sale securities at September 30, 2007. All equity securities at September 30, 2007 are also classified as available-for-sale securities. We have no fixed maturity or equity securities that are classified as trading securities at September 30, 2007. Additionally, at September 30, 2007, 69.3% of our fixed maturity securities were invested in U.S. Government-sponsored enterprises or are backed by the U.S. Government.
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
Gross unrealized losses on fixed maturities available-for-sale amounted to $10.0 million as of September 30, 2007. These securities are primarily investments in callable instruments issued by U.S. Government-sponsored enterprises. Management believes it is remote that unrealized losses on these securities will result in realized losses, since we have the intent and believe we have the ability to hold these securities to the call date or maturity date. Based upon our emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. Government sponsored-enterprises, U.S. Treasury securities and obligations of the U.S. Government and agencies, and our analysis whether declines in fair value below cost are temporary or other-than-temporary, no other-than-temporary losses were deemed to exist at September 30, 2007. The unrealized losses are primarily due to the coupon interest rates being less than the prevailing market interest rates at September 30, 2007.
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
Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised 95.5% of our investment portfolio as of September 30, 2007. These investments are mainly exposed to changes in U.S. Treasury rates. Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 69.3% of the fixed maturities we owned at September 30, 2007 are instruments of U.S. Government-sponsored enterprises, or are backed by the U.S. Government.
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
The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100 basis point upward and downward shifts on our available-for-sale fixed maturities investments as of the dates indicated:

	Change in Interest Rates
	Decreases in Interest Rates
		(In thousands)
	100 Basis	200 Basis	300 Basis
	Points	Points	Points
September 30, 2007	$16,479	27,828	43,084

December 31, 2006	$20,429	36,129	55,312

	Increases in Interest Rates
		(In thousands)
	100 Basis	200 Basis	300 Basis
	Points	Points	Points
September 30, 2007	$(32,326)	(64,681)	(98,459)

December 31, 2006	$(32,305)	(59,302)	(92,949)

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
There are no fixed maturities or other investments that we classify as trading instruments. At September 30, 2007 and December 31, 2006, we had no investments in derivative instruments.
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was 3.5% of our total investments at September 30, 2007. Thus, we believe that significant decreases in the equity markets would have a minimal impact on our total investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our principal executive officer (“PEO”)and our principal financial officer (“PFO”), to allow timely decisions regarding required disclosure. Our management, with the participation and oversight of our PEO and PFO, evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of September 30, 2007.
Our management, including our PEO and PFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Controls – Integrated Framework.” As previously reported in our Annual Report on Form 10-K/A for the year ended December 31, 2006, the following material weakness was identified in our internal control over financial reporting.
A material weakness existed at December 31, 2006 relating to our financial statement closing process, which resulted from inadequate support and resources at appropriate levels within our finance and accounting organization to enable the timely review of supporting work papers for prior and current accounting periods and to prevent and detect misapplications of U.S. GAAP. As a result of this material weakness, the following adjustments were recorded in our 2006 consolidated financial statements:
•	Stockholders’ equity as of January 1, 2006 was reduced by $3.1 million as a result of our adoption of SAB 108.

•	Pre-tax income for the year ended December 31, 2006 was reduced by $1.7 million due to an impairment of goodwill (excess cost of net assets acquired) of approximately $1.0 million and additional amortization of intangible assets (cost of customer relationships acquired) of approximately $0.7 million.
We implemented certain corrective actions in the third and fourth quarter of 2006, as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2006. In order to further address the identified material weakness, management implemented additional corrective measures during 2007. Specifically we have:
•	Hired a new Vice President of Accounting, with significant statutory accounting and U.S. GAAP experience during the third quarter of 2006;

•	Hired a new Chief Actuary with a background in U.S. GAAP financial reporting during the third quarter of 2006;

•	Since the end of the second quarter of 2007, ensured that all of our financial statement closing process journal entries for each of our subsidiaries have been recorded in their general ledgers (previously, many such entries were in Excel only);

•	Created the position of Vice President of Financial Reporting (in the second quarter of 2007), committing resources to enable the timely review of supporting work papers for prior and current accounting periods and to prevent and detect misapplications of U.S. GAAP;

•	Strengthened accounting work paper review by senior members of management, including our VP Financial Reporting and CFO, to ensure completeness and accuracy of supporting work papers and schedules, including formalized sign-off processes; and

•	Implemented additional layers of review at greater levels of precision over our financial statement close process.
We believe that these corrective actions have remedied the identified material weakness, and that they will improve both our disclosure controls and procedures and internal control over financial reporting. However, these controls will need to be tested as required for the annual evaluation under Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, there may be additional control procedures implemented in the future to further strengthen our controls over financial reporting.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court which, on March 2, 2007, reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. As a result, no class action is presently certified and plaintiffs’ counsel must attempt to recertify the class if plaintiffs wish to proceed with a class action. In order to recertify the class, the lead plaintiff must establish that he is qualified to represent the purported class. The underlying lawsuit alleges that certain life insurance policies that we made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We believe the lawsuit is without merit and intend to continue a vigorous defense in any remaining proceedings, including any attempt to recertify the class. If the class is recertified, we could be exposed to costly and time consuming litigation, and an adverse judgment could have a material adverse effect on our results of operations and financial condition.
Our wholly-owned Louisiana property and casualty insurer, Security Plan Fire Insurance Company, or SPFIC, has been named as a defendant in a lawsuit filed in the United States District Court, Eastern District of Louisiana, asserting allegations on behalf of a purported class. The suit was filed on August 28, 2006, and was initially styled Connie Abadie, et al. v. Aegis Security Insurance Co., et al., or Connie Abadie. Most of the property and casualty insurers in Louisiana were also named in this lawsuit. The suit sought payments for claims denied by SPFIC and other declaratory relief related to Hurricane Katrina. It is presently unclear how many plaintiffs are insureds of SPFIC. In order to expedite the handling of all the litigation related to Hurricane Katrina, the court consolidated Connie Abadie into an action styled In Re: Katrina Canal Breaches Consolidated Litigation, or the Katrina Consolidated Litigation. On March 15, 2007, a Master Class Action Insurance Complaint was filed in the Katrina Consolidated Litigation. On March 27, 2007, Connie Abadie was administratively closed by the Court and superseded by the Master Class Action Insurance Complaint. Presently, the Master Class Action Insurance Complaint is stayed by order of the Court.
One of the defenses that certain defendants in the Katrina Consolidated Litigation have asserted is that their insurance policies excluded claims for flood damage, even though the floods resulting from Hurricane Katrina may have been caused by negligence. On August 2, 2007, the U.S. Court of Appeals for the Fifth Circuit ruled in the Katrina Consolidated Litigation that the flood exclusion language in certain property insurance policies was effective to preclude claims for flood damage by policyholders whose policies include such an exclusion. Although SPFIC was not a party to that lawsuit, its policies do exclude flood damage claims. On September 30, 2007, the judge presiding over the Katrina Consolidated Litigation issued a ruling holding that specific named peril policies that do not list flooding as one of the named perils, do not provide coverage for flooding. SPFIC’s policies are named peril policies that do not list flooding as one of the named perils. SPFIC intends to continue to vigorously defend any claims resulting from flood damage on the grounds, among others, that its policies do not cover such damage.
The deadline for filing claims against insurers arising out of property damage from Hurricane Katrina was August 29, 2007. A new complaint was filed by plaintiffs’ counsel on August 29, 2007 to assert claims on behalf of the plaintiffs whose claims were not included in the original Connie Abadie suit. The new suit is styled Susan Abadie, et al. v. Aegis Security Insurance Company, et al., or Susan Abadie.

SPFIC is also a defendant in a suit styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007 by the state of Louisiana as subrogee/assignee of the insureds of more than 200 different insurance companies. The suit was filed to recover money that the state of Louisiana has paid to certain insureds under the Louisiana Road Home Program. The suit was removed to the United States District Court for the Eastern District of Louisiana on September 11, 2007. Based on the petitions, we do not currently know how many SPFIC insureds have received money from the Louisiana Road Home Program.
The Master Class Action Insurance Complaint, Susan Abadie and the Road Home Litigation are in early stages of litigation, and no discovery has yet occurred. Therefore, it is not possible to evaluate how many claims in those cases relate to SPFIC, or the potential exposure to SPFIC. However, in the event of an adverse outcome, the potential exposure to SPFIC could be significant.
In addition to the legal proceedings described above, we may from time to time be subject to a variety of legal and regulatory actions relating to our future, current and past business operations, including, but not limited to:
•	disputes over insurance coverage or claims adjudication;

•	regulatory compliance with insurance and securities laws in the United States and in foreign countries;

•	disputes with our marketing firms, consultants and employee agents over compensation and termination of contracts and related claims;

•	disputes regarding our tax liabilities; and

•	disputes relating to businesses acquired and operated by us.
In the absence of countervailing considerations, we would expect to defend any such claims vigorously. However, in doing so, we could incur significant defense costs, including not only attorneys’ fees and other direct litigation costs, but also the expenditure of substantial amounts of management time that otherwise would be devoted to our business. If we suffer an adverse judgment as a result of any claim, it could have a material adverse effect on our business, results of operations and financial condition.
ITEM 1.A RISK FACTORS
Set forth below are risks with respect to our Company. Readers should review these risks, together with the other information contained in this report. The risks and uncertainties we have described in this report are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem not material, may also adversely affect our business. Any of the risks discussed in this report or that are presently unknown or not material, if they were to actually occur, could result in a material adverse impact on our business, operating results, prospects and financial condition.
Risks Relating to Our Business
A substantial amount of our revenue comes from foreign residents. This involves risks associated with the possible application of foreign insurance and securities laws and regulations to our business, as well as risks from political and economic instability and currency transfer restrictions.
A substantial part of our insurance policy sales are from foreign countries, primarily those located in Latin America. There is a risk that we may lose a significant portion of these sales should adverse events occur in these countries.
We do not accept insurance applications outside of the United States. All of our assets are in the United States and all policy premiums must be paid to us in U.S. dollars drawn on U.S. banks. As a result, we have never qualified to do business in any foreign country and have never submitted our insurance policies issued to foreign residents for review by any insurance regulatory agency. We sell our policies to foreign residents using foreign independent marketing firms and consultants, and we rely on those persons to comply with applicable laws in selling our products and offering policyholders the opportunity to participate in our stock investment plan, which is administered in the United States by our transfer agent.
The government of a foreign country could determine that its residents may not buy life insurance from us unless we became qualified to do business in that country or unless our policies purchased by its residents receive prior approval of its insurance regulators. If this were to occur, our policy sales to that country would cease before any such approvals could be obtained. Also, there is no assurance that we would be able to qualify to do business in any foreign country or that its insurance regulatory authorities would approve our policies. We could also face sanctions, including fines and penalties, if a country’s authorities determined any failure to qualify or otherwise comply with its laws was willful or ongoing, and we decided to continue making policy sales through our marketing consultants in that country. Any of the foregoing could reduce our revenues and materially adversely affect our results of operations and financial condition. Additionally, we do not determine whether our marketing consultants are required to be licensed to sell insurance in the countries in which they make insurance sales. If our marketing consultants were not in compliance with applicable laws, including licensing laws, they could be required to cease operations, which would reduce our revenues and materially adversely affect our results of operations and financial condition. We have not obtained any advice of counsel with respect to these matters.

The offer and sale of our class A common stock under our stock investment plan is registered under the Securities Act of 1933. Many of our foreign policyholders invest certain cash benefits they receive with respect to their policies in our class A common stock through our investment plan, which is not registered in any foreign jurisdiction. Prior to October 2005, many of our foreign policyholders assigned these cash benefits to two non-U.S. trusts for the purpose of accumulating ownership of our class A common stock. We have not obtained any advice of counsel in any foreign jurisdiction as to whether any such participation by foreign residents is subject to foreign securities laws or regulations or whether our independent marketing consultants are subject to licensing requirements in connection with the foregoing investments. If a securities regulatory authority were to determine the offer and sale of our class A common stock were contrary to applicable laws and regulations, we could be faced with cease and desist orders, fines and penalties, and possibly an obligation to offer to persons who invested a refund of their investment in the plan.
We are unable to quantify the effect of foreign regulation on our business if regulation were to be imposed on us, but we believe we could expend substantial amounts of time and incur substantial expense in complying with any foreign regulation, and we may decide to withdraw from any market if regulation were imposed.
Additionally, if economic or political crises were to occur in any of the countries where our foreign policyowners reside, our revenues would likely decline. For example, Argentina underwent a severe recession in the mid 1990s. As a result, the lapse rates of our insureds residing in Argentina increased significantly, and our new insurance business generated there declined dramatically. Also, currency control laws, regulations and decrees in foreign countries, if implemented, could adversely affect our revenues by imposing restrictions on fund transfers outside of a country where our insureds reside.
While our management has more than 30 years of experience in writing life insurance policies for foreign residents without any significant regulatory action or any adverse currency controls relating to our foreign resident insureds, there can be no assurance that such situations will not occur and that our revenues, results of operations and financial condition will not be materially adversely affected if they do occur.
Our actual claims losses may exceed our reserves for claims and we may be required to establish additional reserves, which in turn may adversely impact our results of operations and financial condition.
We maintain reserves to cover our estimated exposure for claims relating to our issued insurance policies. Reserves, whether calculated under accounting principles generally accepted in the United States, or GAAP, or statutory accounting practices prescribed by various state insurance regulators, do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections, of what we expect claims will be based on mortality assumptions that are determined by various regulatory entities. Many reserve assumptions are not directly quantifiable, particularly on a prospective basis. In addition, when we acquire other domestic life insurance companies, our assessment of the adequacy of acquired policy liabilities is subject to our estimates and assumptions. Reserve estimates are refined as experience develops, and adjustments to reserves are reflected in our statements of operations for the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, future developments may require us to increase claims reserves, which may have a material adverse effect on our results of operations and financial condition in the period in which such increase is made.
We may be required to accelerate the amortization of deferred acquisition costs and the costs of customer relationships acquired, which would increase our expenses and adversely affect our results of operations and financial condition.
At September 30, 2007 we had $97.0 million of deferred policy acquisition costs, or DAC. DAC represents costs that vary with and are primarily related to the sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Under GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the anticipated recognition of premiums.
In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies. This intangible asset, called the cost of customer relationships acquired, or CCR, represents the actuarially estimated present value of future cash flows from the acquired policies. At September 30, 2007, we had $32.4 million of CCR. We amortize the value of this intangible asset in a manner similar to the amortization of DAC. Our amortization of DAC and CCR generally depends upon anticipated profits from investments, surrender and other policy charges, mortality, morbidity and maintenance expense margins. For example, if our insurance policy lapse and surrender rates were to exceed the assumptions upon which we priced our insurance policies, or if actual persistency proves to be less than our persistency assumptions, especially in the early years of a policy, we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy. We regularly review the quality of our DAC and CCR to determine if they are recoverable from future income. If these costs are not recoverable, they are charged to expenses in the financial period in which we make this determination. Unfavorable experience with regard to expected expenses, investment returns, surrender and other policy changes, mortality, morbidity, lapses or persistency may cause us to increase the amortization of DAC or CCR, or both, or to record a current period expense to increase benefit reserves, any of which could have a material adverse effect on our results of operations and financial condition.
We may be required to recognize impairment in the value of our excess of cost over net assets acquired that would increase our expenses and materially adversely affect our results of operations and financial condition.
Excess of cost over net assets acquired, or goodwill, represents the excess of the amount paid to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition. Under GAAP, we test the carrying value of goodwill for impairment at least annually at the “reporting unit” level, which is either an operating segment or a business one level below the operating segment. Goodwill is impaired if its carrying value exceeds its implied fair value. This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units. If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense. We performed assessments of whether goodwill was impaired on December 31, 2006 and wrote off $1.0 million of goodwill in 2006.
We are a defendant in lawsuits, which may adversely affect our financial condition and detract from the time our management is able to devote to our business, and we are subject to risks related to litigation and regulatory matters.
We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court which, on March 2, 2007, reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. As a result, no class action is presently certified and plaintiffs’ counsel must attempt to recertify the class if plaintiffs wish to proceed with a class action. In order to recertify the class, the lead plaintiff must establish that he is qualified to represent the purported class. The underlying lawsuit alleges that certain life insurance policies that we made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the registration provisions of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We believe the lawsuit is without merit and intend to continue a vigorous defense in any remaining proceedings, including any attempt to recertify the class. If the class is recertified, we could be exposed to costly and time consuming litigation, and an adverse judgment could have a material adverse effect on our results of operations and financial condition.
Our wholly-owned Louisiana property and casualty insurer, Security Plan Fire Insurance Company, or SPFIC, has been named as a defendant in a lawsuit filed in the United States District Court, Eastern District of Louisiana, asserting allegations on behalf of a purported class. The suit was filed on August 28, 2006, and was initially styled Connie Abadie, et al. v. Aegis Security Insurance Co., et al., or Connie Abadie. Most of the property and casualty insurers in Louisiana were also named in this lawsuit. The suit sought payments for claims denied by SPFIC and other declaratory relief related to Hurricane Katrina. It is presently unclear how many plaintiffs are insureds of SPFIC. In order to expedite the handling of all the litigation related to Hurricane Katrina, the court consolidated Connie Abadie into an action styled In Re: Katrina Canal Breaches Consolidated Litigation, or the Katrina Consolidated Litigation. On March 15, 2007, a Master Class Action Insurance Complaint was filed in the Katrina Consolidated Litigation. On March 27, 2007, Connie Abadie was administratively closed by the Court and superseded by the Master Class Action Insurance Complaint. Presently, the Master Class Action Insurance Complaint is stayed by order of the Court.
One of the defenses that certain defendants in the Katrina Consolidated Litigation have asserted is that their insurance policies excluded claims for flood damage, even though the floods resulting from Hurricane Katrina may have been caused by negligence. On August 2, 2007, the U.S. Court of Appeals for the Fifth Circuit ruled in the Katrina Consolidated Litigation that the flood exclusion language in certain property insurance policies was effective to preclude claims for flood damage by policyholders whose policies include such an exclusion. Although SPFIC was not a party to that lawsuit, its policies do exclude flood damage claims. On September 30, 2007, the judge presiding over the Katrina Consolidated Litigation issued a ruling holding that specific named peril policies that do not list flooding as one of the named perils, do not provide coverage for flooding. SPFIC’s policies are named peril policies that do not list flooding as one of the named perils. SPFIC intends to continue to vigorously defend any claims resulting from flood damage on the grounds, among others, that its policies do not cover such damage.
The deadline for filing claims against insurers arising out of property damage from Hurricane Katrina was August 29, 2007. A new complaint was filed by plaintiffs’ counsel on August 29, 2007 to assert claims on behalf of the plaintiffs whose claims were not included in the original Connie Abadie suit. The new suit is styled Susan Abadie, et al. v. Aegis Security Insurance Company, et al., or Susan Abadie.
SPFIC is also a defendant in a suit styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, which was filed in the Civil District Court for the Parish of Orleans on August

23, 2007 by the state of Louisiana as subrogee/assignee of the insureds of more than 200 different insurance companies. The suit was filed to recover money that the state of Louisiana has paid to certain insureds under the Louisiana Road Home Program. The suit was removed to the United States District Court for the Eastern District of Louisiana on September 11, 2007. Based on the petitions, we do not currently know how many SPFIC insureds have received money from the Louisiana Road Home Program.
The Master Class Action Insurance Complaint, Susan Abadie and the Road Home Litigation are in early stages of litigation, and no discovery has yet occurred. Therefore, it is not possible to evaluate how many claims in those cases relate to SPFIC, or the potential exposure to SPFIC. However, in the event of an adverse outcome, the potential exposure to SPFIC could be significant.
In addition to the legal proceedings described above, we may from time to time be subject to a variety of legal and regulatory actions relating to our future, current and past business operations, including, but not limited to:
•	disputes over insurance coverage or claims adjudication;

•	regulatory compliance with insurance and securities laws in the United States and in foreign countries;

•	disputes with our marketing firms, consultants and employee agents over compensation and termination of contracts and related claims;

•	disputes regarding our tax liabilities; and

•	disputes relating to businesses acquired and operated by us.
In the absence of countervailing considerations, we would expect to defend any such claims vigorously. However, in doing so, we could incur significant defense costs, including not only attorneys’ fees and other direct litigation costs, but also the expenditure of substantial amounts of management time that otherwise would be devoted to our business. If we suffer an adverse judgment as a result of any claim, it could have a material adverse effect on our business, results of operations and financial condition.
Reinsurers with which we do business could increase their premium rates and may not honor their obligations, leaving us liable for the reinsured coverage.
We reinsure certain risks underwritten by our various operating segments. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. The high cost of reinsurance or lack of affordable coverage could adversely affect our results of operations and financial condition.

Our reinsurance facilities are generally subject to annual renewal. We may not be able to maintain our current reinsurance facilities and, even if highly desirable or necessary, we may not be able to obtain replacement reinsurance facilities in adequate amounts or at favorable rates. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase or, if we are unwilling or unable to bear an increase in net exposures, we may have to reduce the level of our underwriting commitments. In addition, our reinsurance facilities may be cancelled, pursuant to their terms, upon the occurrence of certain specified events, including a change of control of our company (generally defined as the acquisition of 10% or more of our voting equity securities) or the failure of our insurance company subsidiaries to maintain the minimum required levels of statutory surplus. Any of these potential developments could materially adversely affect our revenues, results of operations and financial condition.
For the majority of our business, we retain only the first $100,000 of risk on any one life and cede the remaining risk to our reinsurers. At September 30, 2007, we reinsured approximately $262 million of face amount of our life insurance policies. In 2006, we reinsured $259 million of face amount of our life insurance policies, and in 2005 we reinsured $222 million of face amount of our life insurance policies. Amounts reinsured in 2006 and 2005 represented 5.6% and 5.2%, respectively, of the face amount of life insurance in effect in those years. Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance. If our cost of reinsurance were to increase, we might not be able to recover these increased costs, and our results of operations and financial condition could be materially and adversely affected.
Although our reinsurers are liable to us to the extent of the ceded reinsurance, we remain liable to our policyholders as the direct insurer with respect to all reinsured risks. As a result, ceded reinsurance arrangements do not eliminate our obligation to pay claims. We are subject to the credit risks of our reinsurers. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. A reinsurer’s insolvency, underwriting results or investment returns may affect its ability to fulfill its reinsurance obligations to us. Our receivable from reinsurers was $16.0 million at December 31, 2006 and $13.9 million at September 30, 2007.
In addition, effective January 1, 2004, we entered into a coinsurance agreement with an unaffiliated company under which the company assumed substantially all of the accident and health insurance policies issued by the various insurance companies we have acquired since 1987. At September 30, 2007, the coinsurance company had established claim reserves for these policies of $6.2 million. The trust accounts were established on January 1, 2004 and funded by the Company for the ceded reserves related to the reinsurance agreement. At September 30, 2007, the trust accounts totaled $6.3 million. The funds are released to the coinsurance company as claims are paid and reserves are reduced. To the extent the sums in the trust accounts are not sufficient to cover claims under such policies and the coinsurance company does not meet its obligations under the coinsurance agreement, we remain liable to the policyholders.
We may not be able to continue our past strategy of acquiring other U.S. life insurance companies, and we may not realize improvements to our financial results as a result of our past or any future acquisitions.
We have acquired 14 U.S. life insurance companies since 1987. Our objective in this strategy has been to increase our assets, revenues and capital, improve our competitive position and increase our earnings, in part by realizing certain operating efficiencies associated with economies of scale. Prior to 2004, increases in earnings from the completed acquisitions were not significant.
We evaluate possible acquisitions of other insurance companies on an ongoing basis. While our business model is not dependent primarily upon acquisitions, the time frame for achieving or further improving our market positions can be shortened through acquisitions. There can be no assurance that suitable acquisitions presenting opportunities for continued growth and operating efficiencies will be available to us, or that we will realize the anticipated financial results from the acquisitions we do complete.
Even if we identify and complete insurance company acquisitions, we may be unable to integrate them on an economic basis. Implementation of an acquisition strategy entails a number of risks, including, among others:
•	inaccurate assessment of undisclosed liabilities, disclosed contingent liabilities or the adequacy of claims reserves;

•	difficulties in realizing projected efficiencies, synergies and cost savings;

•	failure to achieve anticipated revenues, earnings or cash flow;

•	an increase in indebtedness and a limitation on our ability to access additional capital when needed; and

•	adverse changes in the economies of geographic regions in which the businesses of our acquisitions are concentrated, due to natural disasters, changing population demographics, governmental actions and other causes.
The occurrence of any of these events could have a material adverse effect on our results of operations and financial condition.
Our international and domestic operations face significant competition.
Our international marketing plan focuses on making available U.S. Dollar-denominated life insurance products to high net worth, high income individuals residing in more than 35 countries.

New competition could cause the supply of insurance to change, which could affect our ability to price our products at attractive rates thereby adversely affecting our revenues, results of operations and financial condition. Although there are some impediments facing potential competitors that wish to enter the foreign markets we serve, the entry of new competitors into these markets may occur, affording our customers reason to change to other insurance providers. We experience competition primarily from the following sources with respect to our business with foreign residents, many of which have substantially greater financial, marketing and other resources than we have:
•	Foreign operated companies with U.S. Dollar policies. We face direct competition from companies that operate in the same manner as we operate in our international markets. These competitors include National Western Life Insurance Company, Best Meridian Insurance Company and, to a lesser extent, Pan American Life Insurance Company and American International Group.

•	Companies foreign to the countries in which policies are sold but that issue local currency policies. Another group of our competitors in the international marketplace consists of companies that are foreign to the countries in which the policies are sold but issue life insurance policies denominated in the local currencies of those countries. Local currency policies provide the benefit of assets located in the country of foreign residents but entail risks of uncertainty due to local currency fluctuations as well as the perceived instability and weakness of local currencies.

•	Locally operated companies with local currency policies. We compete with companies formed and operated in the country in which our foreign insureds reside. Generally, these companies are subject to risks of currency fluctuations, and they primarily use mortality tables based on experience of the local population as a whole. These mortality tables are typically based on significantly shorter life spans than those we use. As a result, the cost of insurance from these companies tends to be higher than ours. Although these companies typically market their policies to a broader section of the population than do our independent marketing firms and consultants, there can be no assurance that these companies will not endeavor to place a greater emphasis on our target market and compete more directly with us.
In the United States, we compete with more than 1,000 other life insurance companies of various sizes. The life insurance business in the United States is highly competitive, in part because it is a mature industry that, in recent years, has experienced little to no growth in life insurance sales. Many domestic life insurance companies have substantially greater financial resources, longer business histories and more diversified lines of insurance coverage than we do. These companies also have larger sales forces than we have. Competition in the United States has also increased recently because the life insurance industry is consolidating, with larger, more efficient organizations emerging from the consolidation. In addition, legislation became effective in 2000 that permits commercial banks, insurance companies and investment banks to combine. This legislation permits, for instance, a commercial bank to acquire or form an insurance company. We believe these factors have increased competitive pressures in the life insurance market in general.
In addition, from time to time, companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants. We may lose business to competitors offering competitive products at lower prices, or for other reasons.
There can be no assurance that we will be able to compete effectively in any of our markets. If we do not, our business, results of operations and financial condition will be materially and adversely affected.
Sales of our products may be reduced if we are unable to establish and maintain commercial relationships with independent marketing firms and consultants, attract and retain employee agents or develop and maintain our distribution sources.
We distribute our insurance products through several distribution channels, including independent marketing firms and consultants and our employee agents. These relationships are significant for both our revenues and our profits. In our life insurance segment, we depend almost exclusively on the services of independent marketing firms and consultants. In our home service insurance segment, we depend on employee agents whose role in our distribution process is critical in developing and maintaining client relationships. Significant competition exists among insurers to form relationships with marketers of demonstrated ability. Some of our competitors may offer better compensation packages for marketing firms, consultants and agents and broader arrays of products and have a greater diversity of distribution resources, better brand recognition, more competitive pricing, lower cost structures and greater financial strength or claims paying ratings than we do. We compete with other insurers for marketing firms, independent consultants and employee agents primarily on the basis of our compensation and support services. Any reduction in our ability to attract and retain effective sales representatives could materially adversely affect our revenues, results of operations and financial condition.
Loss of the services of our senior management team would likely hinder development of our operating and marketing programs and our strategy for expanding our business.
We rely on the active participation of our Chairman of the Board and Chief Executive Officer, Harold E. Riley (age 79), and our Vice Chairman of the Board and President, Rick D. Riley (age 54), in connection with the development and execution of our operating and marketing plans and strategy for expanding our business. We anticipate that their expertise will continue to be of substantial value in connection with our operations. The loss of the services of either of these individuals could have a significant adverse effect on our business and prospects. We do not have an employment agreement with either of these persons nor do we carry a key-man insurance policy on either of their lives.
We are subject to extensive governmental regulation in the United States, which increases our costs of doing business and could restrict the conduct of our business.
We are subject to extensive regulation and supervision in the U.S. jurisdictions in which we do business as well as anti-money laundering regulations adopted under the U.S. Patriot Act. Insurance company regulation is generally designed to protect the interests of policyholders, as opposed to the stockholders of the regulated insurance companies. To that end, the laws of the various states in which we do business establish insurance regulatory agencies with broad powers with respect to such things as:
•	licensing companies to transact business;

•	authorizing lines of business;

•	mandating capital and surplus requirements;

•	imposing dividend limitations;

•	approving changes in control;

•	licensing agents and distributors of insurance products;

•	placing limitations on the minimum size and certain other provisions of life insurance contracts;

•	restricting companies’ ability to enter and exit markets;

•	admitting statutory assets;

•	mandating certain insurance benefits;

•	restricting companies’ ability to terminate or cancel coverage;

•	requiring companies to provide certain types of coverage;

•	regulating premium rates, including the ability to increase premium rates;

•	approving policy forms;

•	regulating trade and claims practices;

•	imposing privacy requirements;

•	establishing reserve requirements and solvency standards;

•	restricting certain transactions between affiliates;

•	mandating assessments or other surcharges for guaranty funds;

•	regulating market conduct and sales practices of insurers and their marketing agents; and

•	restricting contact with consumers, such as the recently created national “do not call” list, and imposing consumer protection measures.
The capacity for an insurance company’s growth in premiums is partially a function of its statutory regulatory surplus. Maintaining appropriate levels of statutory surplus, as measured by statutory accounting practices prescribed or permitted by a company’s state of domicile, is considered important by insurance regulatory authorities. Failure to maintain required levels of statutory surplus could result in increased regulatory scrutiny and enforcement action by regulatory authorities.
Most insurance regulatory authorities have relatively broad discretion to grant, renew, suspend and revoke licenses and approvals, and could preclude or temporarily suspend us from carrying on some or all of our activities, including acquisitions of other insurance companies, require us to add capital to our insurance company subsidiaries, or fine us. If we are unable to maintain all required licenses and approvals, or if our U.S. domestic insurance business is determined not to comply fully with the wide variety of applicable laws and regulations, including the U.S. Patriot Act, or a relevant authority’s interpretation of the laws and regulations, our revenues, results of operations and financial condition could be materially adversely affected.
Changes in U.S. regulation may adversely affect our results of operations and financial condition and limit our prospective growth.
Currently, the U.S. Federal Government does not regulate directly the insurance business. However, federal legislation and administrative policies in several areas can materially and adversely affect insurance companies, including our Company. These areas include the U.S. Patriot Act, financial services regulation, securities regulation, including the Sarbanes-Oxley Act of 2002, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed from time to time.
Our failure to maintain effective information systems could adversely affect our business.
Our business is dependent upon our ability to keep up to date with technological advances. This is particularly important in our life insurance operations, where our information systems are critical to the operation of our business. Our failure to update these systems to reflect technological advancements or to protect our systems may adversely affect our business.
We must maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. If we do not maintain adequate systems we could experience adverse consequences, including:
•	inadequate information on which to base pricing, underwriting and reserve decisions;

•	the loss of existing customers;

•	difficulty in attracting new customers;

•	disputes with customers and our independent marketing firms, consultants and employee agents;

•	regulatory problems, such as failure to meet prompt payment obligations;

•	litigation exposure; and

•	increases in administrative expenses.
Our failure to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our results of operations and financial condition.
We identified material weaknesses in our disclosure controls and controls over financial reporting as of December 31, 2006. To the extent that we have not remedied, or do not remedy, these weaknesses or fail to maintain our current system of internal controls to an effective level with regard to material weaknesses we may identify, we may not be able to report our financial results accurately. As a result, we could be required to restate our financial statements and be exposed to increased regulatory scrutiny and litigation from investors and others.
Effective internal controls are necessary for us to provide reliable financial reports. If we are unable to provide reliable financial reports, we could become subject to SEC and other regulatory review and sanctions, as well as litigation that could result in substantial fines, penalties or liabilities, and our results of operations and financial condition, and the market value of our securities, could be materially and adversely affected as a result. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.
In early 2007, we made adjustments to our accounts as of December 31, 2006 concerning the process of quantifying and reporting financial statement misstatements. In accordance with recent guidance from the SEC as set forth in Staff Accounting Bulletins 99 and 108, we recorded a net adjustment by increasing our retained deficit as of January 1, 2006 by $3.1 million and making corresponding adjustments to a number of balance sheet accounts. We determined that not identifying and quantifying these misstatements on a timely basis was indicative of a material weakness in our disclosure controls and controls over financial reporting as of December 31, 2006.
We have devoted significant resources to remedy these weaknesses and we have been monitoring the effectiveness of our improved procedures. We also intend to continue reviewing our procedures and implementing further improvements or changes to our internal control procedures as necessary or warranted. However, we cannot be certain that these measures will ensure the continued adequacy of our controls over our financial processes and reporting in the future, or that there are no additional, existing, but as yet undiscovered, weaknesses that we need to address.
Our failure to protect confidential information and privacy could result in the loss of customers, subject us to fines and penalties and adversely affect our results of operations and financial condition.
Our insurance subsidiaries are subject to privacy regulations and to confidentiality obligations. We also have legal obligations to protect certain confidential information we obtain from our existing vendors. These obligations generally include protecting confidential information in the same manner and to the same extent as we protect our own confidential information. The actions we take to protect confidential information include among other things:
•	monitoring our record retention plans and policies and any changes in state or federal privacy and compliance requirements;

•	maintaining secure storage facilities for tangible records; and

•	limiting access to electronic information in order to safeguard certain current information.
In addition, the Gramm-Leach-Bliley Act requires that we deliver a notice regarding our privacy policy both at the delivery of an insurance policy and annually thereafter. Certain exceptions are allowed for sharing of information under joint marketing agreements. However, certain state laws may require us to obtain a policyholder’s consent before we share information.
We have, and maintain, a written information security program with appropriate administrative, technical and physical safeguards to protect such confidential information. If we do not comply with privacy regulations and protect confidential information, we could experience adverse consequences, including regulatory sanctions, loss of reputation and litigation, any of which could have a material adverse effect on our business, results of operations and financial condition.

The insurance industry in which we operate may be subject to periodic negative publicity, which may negatively impact our financial results.
We interface with and distribute our products to individual consumers. There may be a perception that these purchasers may be unsophisticated and in need of consumer protection. Accordingly, from time to time, consumer advocate groups or the media may focus attention on our products, thereby subjecting us to periodic negative publicity. We may also be negatively impacted if another insurance company engages in practices resulting in increased public attention to our businesses. Negative publicity may result in lower sales of insurance, increased regulation and legislative scrutiny of industry practices as well as increased litigation, which may further increase our costs of doing business and impede our ability to market our products. As a result, our business, results of operations and financial condition could be materially and adversely affected.
General economic, financial market and political conditions may materially and adversely affect our results of operations and financial condition.
Our results of operations and financial condition may be materially and adversely affected from time to time by general economic, financial market and political conditions, both in the United States and in the foreign countries where our policy owners reside. These conditions include economic cycles such as:
•	insurance industry cycles;

•	levels of employment;

•	levels of consumer spending;

•	levels of inflation;

•	movements of the financial markets,

•	fluctuations in interest rates, monetary policy, demographics; and

•	legislative and competitive changes.
During periods of economic downturn, our insureds may choose not to purchase our insurance products, may terminate existing policies or contracts, permit them to lapse or may choose to reduce the amount of coverage purchased, any of which could have a material adverse effect on our results of operations and financial condition.

Our insurance subsidiaries are restricted by applicable laws and regulations in the amounts of fees, dividends and other distributions they may make to us. The inability of our subsidiaries to make payments to us in sufficient amounts for us to conduct our operations could adversely affect our ability to meet our obligations or expand our business.
As a holding company, our principal asset is the capital stock of our subsidiaries. We rely primarily on statutorily permissible payments from our insurance company subsidiaries, principally through service agreements we have with our subsidiaries, to meet our working capital and other corporate expenses. The ability of our insurance company subsidiaries to make payments to us is subject to regulation by the states in which they are domiciled, and these payments depend primarily on approved service agreements between us and these subsidiaries and, to a lesser extent, the statutory surplus (which is the excess of assets over liabilities as determined under statutory accounting practices prescribed by an insurance company’s state of domicile), future statutory earnings (which are earnings as determined in accordance with statutory accounting practices) and regulatory restrictions.
Generally, the net assets of our insurance company subsidiaries available for dividends are limited to the greater of the subsidiary net gain from operations during the preceding year and 10% of the subsidiary’s net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed by insurance regulatory authorities. In Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006, we disclosed that total capital and surplus of our insurance company subsidiaries was approximately $103.1 million as of December 31, 2006. This amount was derived by aggregating the capital and surplus of our directly and indirectly wholly-owned insurance company subsidiaries as of that date. Based on this aggregate capital and surplus, we calculated that the total amount of dividends our insurance company subsidiaries could pay was approximately $10.3 million in 2007. We have since determined that dividend payments available to us without prior regulatory approval must be calculated based only on the capital and surplus of our directly owned insurance company subsidiary, CICA Life Insurance Company of America, or CICA. Total capital and surplus of CICA as of December 31, 2006 was approximately $44.0 million. Based upon statutory net gain from operations and surplus of CICA for the year ended December 31, 2006, approximately $4.4 million of dividends could be paid to us in 2007 without prior regulatory approval. To date in 2007, no dividends have been declared by CICA or any other of our insurance company subsidiaries. Payments of dividends in excess of permitted amounts would generally require approval of the applicable regulatory authorities.
Except to the extent that we are a creditor with recognized claims against our subsidiaries, claims of our subsidiaries’ creditors, including policyholders, have priority with respect to the assets and earnings of the subsidiaries over the claims of our creditors and stockholders. If any of our subsidiaries becomes insolvent, liquidates or otherwise reorganizes, our creditors and stockholders will have no right to proceed in their own right against the assets of that subsidiary or to cause the liquidation, bankruptcy or winding-up of the subsidiary under applicable liquidation, bankruptcy or winding-up laws.
Risks Relating to Our Class A Common Stock
The price of our class A common stock may be volatile and may be affected by market conditions beyond our control.
Our class A common stock price is likely to fluctuate in the future and could decline materially because of the volatility of the stock market in general and as a result of a variety of other factors, many of which are beyond our control, including:
•	quarterly variations in actual or anticipated results of our operations;

•	interest rate fluctuations;

•	changes in financial estimates by securities analysts;

•	valuations of similarly situated companies in our industry;

•	our failure to meet the expectations of securities analysts and investors;

•	actions or announcements by our competitors;

•	competition and other factors affecting the life insurance business generally; and

•	conditions in the U.S. and world economies.
Our class A common stockholders will not control us for the foreseeable future, will have a limited ability to influence our business policies and corporate actions and will not by themselves be able to elect any directors.
It is difficult for our minority stockholders to elect any of our directors or otherwise exert influence over our business. Holders of our outstanding Class B common stock are entitled to elect a simple majority of our board of directors and therefore control our company. All of our Class B common stock is currently owned indirectly by the Harold E. Riley Trust of which Harold E. Riley, our Chairman of the Board and Chief Executive Officer, is the sole trustee. Additionally, Harold E. Riley holds approximately 10.6% of the outstanding shares of our Class A common stock.
Our articles of incorporation and bylaws, as well as applicable state insurance laws, may discourage takeovers and business combinations that our stockholders might consider to be in their best interests.
Our articles of incorporation and bylaws, as well as various state insurance laws, may delay, deter, render more difficult or prevent a takeover attempt that our stockholders might consider in their best interests. As a result, our stockholders will be prevented from receiving the benefit from any premium to the market price of our class A common stock that may be offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if they are viewed as discouraging takeover attempts in the future.
The following provisions in our articles of incorporation and bylaws make it difficult for our Class A stockholders to replace or remove our directors and have other anti-takeover effects that may delay, deter or prevent a takeover attempt:
•	holders of shares of our Class B common stock elect a simple majority of our board of directors, and all of these shares are owned by the Harold E. Riley Trust; and

•	our board of directors may issue one or more series of preferred stock without the approval of our stockholders.
State insurance laws generally require prior approval of a change in control of an insurance company. Generally, such laws provide that control over an insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the insurer. In considering an application to acquire control of an insurer, an insurance commissioner generally will consider such factors as the experience, competence and financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquirer’s plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition. In addition, a person seeking to acquire control of an insurance company is required in some states to make filings prior to completing an acquisition if the acquirer and the target insurance company and their affiliates have sufficiently large market shares in particular lines of insurance in those states. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us, including through transactions, and in particular unsolicited transactions, that some or most of our stockholders might consider to be desirable and in which our stockholders may receive a premium.
We have never paid any cash dividends on our Class A common stock and do not anticipate doing so in the foreseeable future.
We have never paid cash dividends on our Class A common stock, as it is our policy to retain earnings for use in the operation and expansion of our business.

There are a substantial number of shares of our Class A common stock eligible for future sale in the public market. The sale of a large number of these shares could cause the market price of our Class A common stock to fall.
There were 40,360,062 shares of our Class A common stock outstanding as of October 30, 2007. Members of our management and other affiliates owned approximately 6,500,000 shares of our Class A common stock as of this date, representing approximately 16.1% of our outstanding Class A common stock. These shares have been registered for public resale and may be sold freely.
In addition, a total of 3,347,089 shares of Class A common stock are issuable upon the conversion of our Series A-1 and Series A-2 preferred stock and the exercise of warrants granted in connection therewith. We have a registration statement currently in effect that allows the public resale of all such shares of Class A common stock.
If our preferred and common stockholders sell a large number of shares of our Class A common stock, the market price of shares of our Class A common stock could decline significantly. Moreover, the perception in the public market that our stockholders might sell shares of our Class A common stock could depress the market price of our Class A common stock.
Holders of our Series A preferred stock may obtain the right to require us to redeem their Series A preferred stock and we will be required to redeem any shares of Series A preferred stock that remain outstanding on July 12, 2009.
We will be required to redeem any shares of our Series A preferred stock that remain outstanding on July 12, 2009 at the original investment price, plus all accrued but unpaid dividends.
We can elect to pay the redemption price in shares of our Class A common stock if:
•	the average closing price of the stock is in excess of $3.50 per share for a period of ten consecutive trading days prior to (but not including) the date that is three trading days prior to the date of redemption;

•	the stock is listed on NYSE or other eligible market; and

•	the stock to be issued is registered under a registration statement effective with the SEC.
We intend to pay the redemption price of our Series A preferred stock in shares of our Class A common stock to the extent the conditions described above are satisfied and we are permitted to do so. The number of shares of our Class A common stock that we issue to redeem these shares of Series A preferred stock could have a dilutive effect on the book value of the shares of

Class A common stock held by existing holders. However, provisions of our Series A preferred stock could require us to pay part or all of the redemption price in cash, rather than in shares of our Class A common stock, under certain circumstances, including failure to meet the conditions described above.
The provisions of our Series A preferred stock require that if (i) the closing price of our Class A common stock for any 42 trading days, including a period not less than five consecutive trading days, is less than $4.80, or (ii) we issue Class A common stock or common stock equivalents for less than $6.11 per share, then the holders of our Series A preferred stock may require us to redeem their shares of Series A preferred stock at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of payment. If we are required, or elect, to redeem shares of our Series A preferred stock for cash, we may have to curtail our expansion.
Provisions applicable to our series A preferred stock may make it more difficult or prevent us from raising funds or taking certain other actions.
Provisions applicable to the outstanding shares of our Series A preferred stock trigger rights of first refusal or payment provisions and require us to obtain the approval of the holders of such shares to (i) incur debt or allow liens on our property, other than certain permitted debt and liens, (ii) amend our articles of incorporation so as to affect adversely any rights of the preferred shareholders, (iii) authorize or create a new class of stock that will be senior or equal to our Series A preferred stock in terms of dividends, redemption or distribution of assets or (iv) take other specified actions. Also, the holders of our Series A preferred stock generally have the right to purchase up to 50% of any offering of our equity securities, except that they may purchase only the lesser of $25 million worth or 10% of the number of shares of our Class A common stock in a firmly underwritten public offering, in proportion to their respective holdings of preferred stock. These provisions may make it more difficult for us to take certain corporate actions and could delay, deter or prevent future financings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
               None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
               None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Amended and Restated Bylaws (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (d)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (e)

10.3	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (f)

10.4	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (g)

Exhibit Number	The following exhibits are filed herewith:

10.5(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.5(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.5(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.5(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.5(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

10.6	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd.(i)

10.7	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

Exhibit Number	The following exhibits are filed herewith:

10.8	First Amended and Restated Loan Agreement — Regions Bank, dated December 5, 2005(k)

10.9	First Amendment to First Amended and Restated Loan Agreement — Regions Bank, dated December 8, 2006 (l)

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed on March 31, 1999 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	Filed on November 11, 1996 with the Registration Statement on Form S-4, SEC File No. 333-16163, as Exhibit 10.8, and incorporated herein by reference.

(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. I, and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

(j)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.

(k)	Filed on or about March 16, 2006, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2005, as Exhibit 10.10(o), and incorporated herein by reference.

(l)	Filed on March 30, 2007, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2006, as Exhibit 10.9, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.
By:	/s/ Harold E. Riley
Harold E. Riley
Chief Executive Officer and Chairman

By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic
Vice President, Chief Financial Officer and Treasurer

Date: November 8, 2007

EXHIBIT INDEX

Exhibit Number	The following exhibits are filed herewith:

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Amended and Restated Bylaws (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (d)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (e)

10.3	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (f)

10.4	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (g)

Exhibit Number	The following exhibits are filed herewith:

10.5(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.5(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.5(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.5(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.5(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

10.6	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd.(i)

10.7	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

Exhibit Number	The following exhibits are filed herewith:

10.8	First Amended and Restated Loan Agreement — Regions Bank, dated December 5, 2005(k)

10.9	First Amendment to First Amended and Restated Loan Agreement — Regions Bank, dated December 8, 2006 (l)

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed on March 31, 1999 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	Filed on November 11, 1996 with the Registration Statement on Form S-4, SEC File No. 333-16163, as Exhibit 10.8, and incorporated herein by reference.

(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. I, and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

(j)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.

(k)	Filed on or about March 16, 2006, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2005, as Exhibit 10.10(o), and incorporated herein by reference.

(l)	Filed on March 30, 2007, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2006, as Exhibit 10.9, and incorporated herein by reference.