Form 10-K
period 2007-12-31
CITIZENS INC
filed 2008-03-17
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes   ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      ☐ Yes       ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.       ☑ Yes       ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      ☐ Yes       ☑ No
As of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007), the aggregate market value of the Class A voting stock held by non-affiliates of the registrant was approximately $242,710,000.
Number of shares of common stock outstanding as of March 1, 2007:
Class A: 43,070,092
Class B: 1,001,714
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates certain portions of the definitive proxy materials of the registrant in respect to its 2008 Annual Meeting of Shareholders.

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
Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause the Company’s future results to differ materially from expected results include, but are not limited to:
•	Changes in foreign and U.S. general economic conditions, including the performance of financial markets and interest rates;

•	Changes in consumer behavior, which may affect the Company’s ability to sell its products and retain business;

•	The timely development of and acceptance of new products and perceived overall value of these products and services by existing potential customers;

•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing the Company’s products;

•	Changes in assumptions related to deferred acquisition costs and the value of business acquired;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company’s products or services;
A concentration of business from persons residing in Latin America and the Pacific Rim; and, the success of the Company at managing the risks involved in the foregoing. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.
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
Overview
We are an insurance holding company serving the life insurance needs of individuals in the United States and in more than 35 countries around the world. We pursue a strategy of offering ordinary whole life insurance with a focus on cash accumulation and final expense insurance products in niche markets where we believe we are able to achieve competitive advantages. Our core operations include issuing and servicing:
•
U.S. Dollar-denominated ordinary whole life insurance policies predominantly to high net worth, high income foreign residents, principally in Latin America and the Pacific Rim, through approximately 2,600 independent marketing consultants;

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
•	ordinary whole life insurance policies to middle income households in the Midwest and the southern United States through approximately 600 independent marketing consultants; and

•	final expense and limited liability property policies to middle to lower income households in Louisiana through approximately 300 employee agents in our home service distribution channel.
We have provided our insurance products internationally since 1975 and domestically since 1969. We believe we are one of the leading writers of U.S. Dollar-denominated ordinary whole life insurance outside of the United States. In October 2004, we entered the home service distribution channel in Louisiana through our acquisition of Security Plan Life Insurance Company (“SPLIC”) and its subsidiary, Security Plan Fire Insurance Company (“SPFIC”), (collectively referred to as “Security Plan”), a provider of final expense ordinary whole life insurance and limited liability property insurance.
We believe that the foreign markets we target have a relatively limited number of competitors and that the domestic markets we target are underserved by the life insurance industry, and that these markets therefore offer attractive opportunities for expansion. We capitalize on the experience of our management team in our marketing operations and achieve economies of scale in our administrative operations. We seek to generate above-average returns using knowledge of our niche markets and our well-established distribution channels. We believe that our underwriting processes, policy terms and pricing practices enable us to generate meaningful gross profit margins.
We provide underwriting, investment and administrative functions through approximately 90 employees in our executive offices in Austin, Texas and approximately 65 employees in Louisiana, primarily concentrated in Donaldsonville.
We were formed in 1969 by our Chairman, Harold E. Riley. Prior to our formation, Mr. Riley had many years of experience in the international and domestic life insurance business. Our business has grown significantly, both internationally and domestically, in recent years. Revenues rose from $142.1 million in 2005 to $173.8 million in 2007. During the five years ended December 31, 2007, our assets grew from $390.1 million to $787.9 million. Total stockholders’ equity increased from $127.0 million at December 31, 2003 to $176.2 million at December 31, 2007. See Item 6. “Selected Financial Data” in this report.
Our Operating Segments
Our business is comprised of three primary operating business segments:
•	Life Insurance;

•	Home Service Insurance; and

•	Other Non-insurance Enterprises.
See Note 9 of the “Notes to Consolidated Financial Statements” for operating results of our segments, for each of the years ended December 31, 2007, 2006 and 2005.
Life Insurance
Our Life Insurance segment consists of issuing ordinary whole life insurance in U.S. Dollar-denominated amounts to foreign residents and domestically through independent marketing firms and consultants. For the majority of our business, we retain only the first $100,000 of risk on any one life.
International
We focus on sales of U.S. Dollar-denominated ordinary whole life insurance policies to high net worth, high income residents in Latin America and the Pacific Rim. We have successfully participated in the foreign marketplace since 1975. We believe positive attributes of our international insurance business include:
•	policies are typically larger face amounts than in our U.S. operations, resulting in lower underwriting and administrative costs per policy;

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
•
premiums are paid annually rather than monthly or quarterly, which saves us administrative expenses, accelerates cash flow and results in lower policy lapse rates than premiums with more frequently scheduled payments;

•	persistency is generally higher than U.S. policies;

•
our mortality rates are as good or better than those in the United States because our foreign insureds are high net worth individuals, with lifestyles less prone to early death than the general population, in the top income brackets in their respective countries; and

•	we do not advance commissions, so we do not have financial exposure in the event monies are advanced and insurance revenues do not cover the advances.
We have implemented several policies and procedures to reduce the risks of asset and premium loss in our international operations. We have no offices, employees or assets outside of the United States. All of our premiums must be paid in U.S. Dollars through a U.S. financial institution by check, wire or credit card. The policies we issue contain limitations on benefits for certain causes of death, such as homicide and careless driving. We have also developed disciplined underwriting criteria, which include medical reviews of applicants and background and reference checks. We have a claims policy that requires an investigation of substantially all death claims. Additionally, we perform background reviews and reference checks of prospective marketing firms and consultants.
We accept applications for international insurance policies submitted by independent marketing firms and consultants. These persons specialize in marketing life insurance products and generally have several years of insurance marketing experience. We maintain standard contracts with the independent marketing firms pursuant to which they provide recruitment, training and supervision of their managers and associates in the placement of our products; however, all associates of these firms also contract directly with us as independent contractors and receive their compensation directly from us. Accordingly, should an arrangement between any independent marketing firm and us be terminated for any reason, we believe we would continue with the existing marketing arrangements with the associates of these firms without a material loss of sales. Our standard agreement with independent marketing firms and consultants provides that they are independent contractors responsible for their expenses and they are the representative of the prospective insured. In addition, the marketing firms also guarantee any debts of their associates to us. The marketing firms receive commissions on all new and renewal policies placed by them or their associates. All of these contracts provide that the independent marketing firms and consultants are responsible for compliance with local laws.
We provide training materials to our independent marketing firms and consultants and if they are initially successful in obtaining certain levels of policy sales, we will provide training for them at our facility near Austin, Texas. We also provide selected marketing materials to these firms and consultants.
Insurance policy applications and premium payments in U.S. Dollars are submitted by the independent consultants to us and we review the applications in our home offices in Austin, Texas. We require medical exams of our prospective insureds through a network of physicians we have developed. Approvals for policy issuance are made in our Austin office and policies are issued and delivered to our independent consultants, who deliver the policies to the insureds.
The following table sets forth, by territory, our total percentages of direct collected premiums from our international life insurance business for the periods indicated. The information is presented in accordance with statutory accounting practices prescribed by the state of Colorado, the state of domicile of our subsidiary that writes all of our international business, CICA Life Insurance Company of America (“CICA”).

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

	Years ended December 31,
Country	2007		2006		2005
	(In thousands)
Colombia	$24,352	26.2%	$22,879	28.0%	$20,572	30.1%
Taiwan	12,567	13.5	10,077	12.3	7,008	10.2
Venezuela	11,631	12.5	8,907	10.9	7,178	10.5
Ecuador	9,641	10.4	7,410	9.1	5,259	7.7
Argentina	9,099	9.8	8,975	11.0	8,419	12.3
Other Non-U.S.	25,525	27.5	23,500	28.7	20,008	29.2

Total	$92,815	100.0%	$81,748	100.0%	$68,444	100.0%

 The ordinary whole life policies issued to residents of foreign countries during 2007 had an average face amount of approximately $64,000.
Domestic
In the Midwest and the southern United States, we seek to serve middle income households through the sale of cash accumulation ordinary whole life insurance products. The majority of this business has been blocks of business of insurance companies we have acquired over the past 15 years.
Our distribution strategy is geared towards attracting marketing consultants, comprised primarily of part-time, second-career sales associates (such as teachers, coaches, community leaders and others), in rural and urban areas. We are increasing recruitment of new consultants in selected markets. In the United States, our domestic sales and marketing is conducted predominantly through independent marketing consultants.
Our product strategy is to introduce our cash accumulation ordinary whole life products to newly appointed independent marketing consultants of companies we have acquired, while continuing to service the needs of acquired policyholders. The average policy size for this market is $25,000 to $50,000, with sales emphasis on the living benefit features embedded in our products.
Over the past three years, new product sales have trended downward as we have tightened underwriting on business that did not meet our profitability objectives.
The following table sets forth our direct collected premiums by state for the periods indicated, in accordance with statutory accounting practices prescribed by the states of domicile of our insurance company subsidiaries.

	Years ended December 31,
State	2007		2006		2005
	(In thousands)
Texas	$7,481	39.8%	$7,962	39.6%	$9,172	38.6%
Missouri	2,309	12.3	2,519	12.5	2,648	11.1
Kentucky	2,224	11.8	2,436	12.1	2,936	12.3
Oklahoma	2,136	11.4	2,363	11.8	3,481	14.6
Other States	4,635	24.7	4,829	24.0	5,555	23.4

Total	$18,785	100.0%	$20,109	100.0%	$23,792	100.0%

A number of domestic life insurance companies we have acquired also had issued blocks of accident and health insurance policies, which we did not consider to be a core part of our business. Effective January 1, 2004, we entered into a coinsurance agreement with an unaffiliated insurance company under which it assumed substantially all of our accident and health policies. The premium amounts ceded under the coinsurance agreement in the years ended December 31, 2007, 2006 and 2005 were $8.2 million, $8.9 million and $10.8 million, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Home Service Insurance
On October 1, 2004, following our acquisition of Security Plan, we established our Home Service Insurance segment.
SPLIC has conducted its operations since 1948. It focuses on the life insurance needs of the middle to lower income market in Louisiana. SPLIC predominantly sells ordinary whole life products to provide a means of funding individuals’ final expenses, primarily consisting of funeral and other burial costs. The policies are sold and serviced through SPLIC’s home service marketing distribution system of approximately 300 employee agents who work full time on a route system to sell policies, collect premiums and service policyholders. Over its history, SPLIC’s life insurance sales have been supplemented by the acquisition of numerous home service companies in Louisiana. The face amount of SPLIC’s average life insurance policy is relatively small, approximately $7,000 per policy issued in 2007, and therefore the underwriting performed on these applications is limited.
SPLIC’s premium income decreased each year from 2001 until we acquired it on October 1, 2004. We replaced SPLIC’s marketing leadership in 2005 and believe that our renewed emphasis on sales and marketing have reversed the decline in the premium base and serves as a foundation from which to expand. The new premium growth over the past two years occurred despite the hurricanes in Louisiana in 2005, which significantly disrupted SPLIC’s customer base.
We offer limited liability, named peril property coverage to middle to lower income residents of Louisiana through SPFIC, which utilizes many of the same employee agents as SPLIC and functions primarily to generate leads for SPLIC’s life insurance sales. SPFIC’s policies provide maximum coverage on any one dwelling and contents of $30,000, and content only coverage and dwelling only coverage is limited to $20,000. At December 31, 2007, SPFIC had total assets of approximately $5.8 million and revenues for the year then ended of approximately $5.1 million.
Other Non-Insurance Enterprises
Other Non-insurance Enterprises includes Computing Technology, Inc., which provides data processing services to the Company, Insurance Investors, Inc., which provides aviation transportation to the Company, and Funeral Homes of America, a small Louisiana funeral home. This segment also includes the results of Citizens, the parent Company.
Our Products
Life Insurance
International. We offer several ordinary whole life insurance products designed to meet the needs of our non-U.S. policy owners. These policies have been structured to provide:
•	U.S. Dollar-denominated cash values that accumulate, beginning in the first policy year, to a policyholder during his or her lifetime;

•	premium rates that are competitive with or better than most foreign local companies;

•	a hedge against local currency inflation;

•	protection against devaluation of foreign currency;

•	capital investment in a more secure economic environment (i.e., the United States); and

•	lifetime income guarantees for an insured or for surviving beneficiaries.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Our international products have living benefit features. Every policy contains guaranteed cash values and is participating (i.e., provides an annual cash dividend). The major portion of each premium payment is used to provide insurance protection and build guaranteed cash values, while a lesser portion is used for retirement benefit accumulation. Once a policy owner pays the annual premium and the policy is issued, we immediately pay a cash dividend to the owner. The policy owner has several options with regard to the dividend, including the right to assign dividends to our stock investment plan that is administered in the United States by our unaffiliated transfer agent and is registered under the Securities Act of 1933 (the “Securities Act”).
Domestic. The life insurance products we sell domestically focus primarily on living needs and provide benefits focused toward accumulating money for the insured. The features of our domestic life insurance products include:
•	cash accumulation/living benefits;

•	tax-deferred interest earnings;

•	guaranteed lifetime income at age 65;

•	monthly income for surviving family members;

•	accidental death benefit coverage options; and

•	an option to waive premium payments in the event of disability.
Our life insurance products are principally designed to address the insured’s concern about outliving his or her monthly income, while at the same time providing death benefits in case of an early demise. The primary purpose of our product portfolio is to help the insured create capital for needs such as retirement income, children’s higher educational funds, business opportunities, emergencies and healthcare needs.
Home Service Insurance
Our home service insurance products consist primarily of small face amount ordinary whole life policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs. To a much lesser extent, our Home Service Insurance segment sells limited liability, named peril property policies covering dwellings and contents. We intend to continue emphasis upon growth within this segment via direct sales and acquisitions.
Operations and Technology
Our administrative operations are conducted primarily at our executive offices in Austin, Texas through approximately 90 administrative, operating and underwriting personnel. Operations of Security Plan are conducted to a large degree from our district offices and support center in Donaldsonville, Louisiana through approximately 65 operations personnel. During 2008, continued consolidation of certain administrative functions is expected. At our executive offices, we perform policy design, marketing oversight, underwriting, accounting, customer service and administration of our investment portfolios.
Our senior management has a history in insurance company application system design and implementation. Since the mid-1960’s, our senior management has been leading development of evolving insurance applications. We have a single integrated system for our entire Company, which is a centrally-controlled, mainframe-based administrative system. Since early 2005, we have been converting Security Plan’s administrative system to our processing system. The transition was substantially completed at December 31, 2007. Functions of our administrative system include policy set up, administration, billing and collections, commission calculation, valuation, automated audit functions, storage backup and related tasks. Each company we acquire is converted onto our administrative system. This system has been in place for many years, and we believe it is a significant asset to us. We update our administrative system on an ongoing basis. This system is also capable of significant expansion without substantial capital outlay or increase in staff. Therefore, we believe we can achieve additional growth without costly administrative system expenditures, delays or failures or the addition of substantial amounts of staff.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Competition
The life insurance business is highly competitive. We compete with a large number of stock and mutual life companies both internationally and domestically, as well as with financial institutions that offer insurance products. There are more than 1,000 life insurance companies in the United States, some of which also provide insurance to foreign residents.
Given the variety of the foreign markets in which we provide ordinary whole life insurance, it is not possible to ascertain our competitive position. We face competition primarily from companies formed and operated in the country in which the insureds reside, from companies that operate in the same manner as we do and from companies that are foreign to the countries in which policies are sold, but issue insurance policies denominated in the local currency of those countries. Competitors in our international markets who operate in the same manner as we do include National Western Life Insurance Company, Best Meridian Insurance Company and, to a lesser extent, Pan American Life Insurance Company and American International Group, although these companies tend to focus on non-traditional life insurance and annuity products. A substantial amount of companies may be deemed to have a competitive advantage over us due to their significantly greater financial resources, histories of successful operations and larger marketing forces. We believe that our experience, combined with the special features of our policies, allow us to compete effectively in pursuing new business.
Because premiums on our international policies must be paid in U.S. Dollars drawn on U.S. banks, and we pay claims in U.S. Dollars, we provide a product that is different from the products provided by foreign-domiciled companies. Our international policies are usually acquired by significant net worth persons in the top income brackets of their respective countries. The policies sold by our local competitors are generally offered broadly and are priced based on the mortality of the entire population of the geographic region. Because of the predominance of lower incomes in most of these countries, the mortality experience tends to be higher on average compared to the United States, causing mortality charges that are higher than they would be if they were based on the mortality experience of only the local population in the upper net worth and income categories. Additionally, the assets backing the reserves for the foreign company policies must be substantially invested in the respective countries and, therefore, are exposed to the inflationary risks and social or economic crises that tend to impact many foreign countries.
The U.S. life insurance industry is a mature industry that, in recent years, has experienced little to no growth. Competition is intense because the life insurance industry is consolidating, with larger, more efficient and more effective organizations emerging from consolidation. Additionally, legislation became effective in the United States in the year 2000 that permits commercial banks, insurance companies and investment banks to combine. These factors have increased competitive pressures in general.
Many domestic life insurance companies have significantly greater financial, marketing forces and other resources, longer business histories and more diversified lines of insurance products than we do. We also face competition from companies marketing in person as well as with direct mail sales campaigns. Although we may be at a competitive disadvantage to these entities, we believe that our premium rates and policy features are generally competitive with those of other life insurance companies selling similar types of ordinary whole life insurance.
In the Home Service segment, we face competition in Louisiana from other companies that specialize in home service distribution of insurance. Competitors include American General Life Insurance Company, American National Life Insurance Company, Kilpatrick Life Insurance Company, Monumental Life Insurance Company and Union National Life Insurance Company. SPLIC also competes indirectly with other domestic life insurance companies operating in Louisiana. Security Plan competes based upon its emphasis on personal service to its customers.
Investments
State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate and mortgage loans within certain specified percentages.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The administration of our investment portfolios is handled by our management, pursuant to board-approved investment guidelines, with all trading activity approved by a committee of the respective boards of directors of our insurance company subsidiaries. The guidelines used require that bonds, both government and corporate, are of high quality and comprise a majority of the investment portfolio. The assets selected are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations.
Valuation of Investments in Fixed Maturity and Equity Securities
At December 31, 2007, investments in fixed maturity and equity securities were 91.6% of our total investments. All of our fixed maturities were classified as available-for-sale securities at December 31, 2007 and thus are reported on our consolidated financial statements at fair value; equity securities are also reported at fair value. We had no fixed maturity or equity securities that were classified as trading securities at December 31, 2007.
At December 31, 2007, 68.3% of our fixed maturity securities were invested in U.S. Government-sponsored enterprises or securities backed by the U.S. Government. We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. With the exception of Security Plan, virtually all of our subsidiaries’ fixed maturity investments are in U.S. Government or U.S. Government-sponsored enterprises or U.S. Government instruments. Security Plan has significant investments in corporate and municipal bonds. Based upon our emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. Government-sponsored corporations, our intent and ability to hold temporarily impaired fixed maturities until recovery, and our analysis of whether declines in fair value below cost are temporary or other-than-temporary, management believes that our investments in fixed maturity at December 31, 2007 were not impaired, and no other-than-temporary losses needed to be recorded. The Company’s equity securities consist of mutual funds acquired in 2007, and thus any declines in value have recently arisen. The Company will continue to monitor these investments. At December 31, 2007, there were no other-than-temporary impairments.
Gross unrealized losses on fixed maturities available-for-sale amounted to $4.7 million as of December 31, 2007 and $10.9 million as of December 31, 2006. The decrease in unrealized losses from year end 2006 to year end 2007 was primarily due to decreases in market interest rates during 2007. Gross unrealized losses on equity securities amounted to $1.2 million at December 31, 2007. Information on unrealized gains and losses by category is set forth in our consolidated financial statements, Note 2 — Investments in the “Notes to the Consolidated Financial Statements.” The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2007.

	December 31, 2007
	Carrying Value	Percent of Total
	(In thousands)
Fixed maturity securities:
U.S. Government-sponsored corporations and U.S. Government agencies (1)	$292,951	48.3%
Mortgage-backed (2)	54,718	9.0
Corporate	84,051	13.9
Municipal bonds	64,639	10.7
Public utilities	3,942	0.6
Foreign governments	125	—

Total fixed maturity securities	500,426	82.5
Cash and cash equivalents	21,123	3.5
Short-term investments	17,650	2.9
Other investments:
Policy loans	25,490	4.2
Equity securities	35,669	5.9
Mortgage loans	291	—
Real estate and other long-term investments	5,770	1.0

Total cash, cash equivalents and investments	$606,419	100.0%

(1)	Includes U.S. Treasury securities of $12,991 and U.S. Government-sponsored corporations of 279,960.

(2)	Includes $48,634 of U.S. Government agencies and government-sponsored corporations.

	December 31, 2007
	Carrying Value	%
AAA and U.S. Government	$416,647	83.2%
AA	24,948	5.0
A	52,410	10.5
BBB	3,625	0.7
BB and other	2,796	0.6

Totals	$500,426	100.0%

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
We believe that we have established appropriate reinsurance coverage based upon our net retained insured liabilities compared to our surplus.
The effect of reinsurance on premiums is as follows:

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Direct premiums	$150,566	139,181	129,570
Reinsurance assumed	1,462	1,126	571
Reinsurance ceded	(11,123)	(11,811)	(13,867)

Net premiums	$140,905	128,496	116,274

CICA monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by a reinsurer. The primary reinsurers of CICA are large, well capitalized entities.
     The effect of reinsurance on life insurance inforce is as follows:

	At December 31,
	2007	2006	2005
	(In millions)
Direct written life insurance inforce	$4,168	3,971	3,687
Reinsurance assumed	644	670	593
Reinsurance ceded	(274)	(259)	(222)

Net life insurance inforce	$4,538	4,382	4,058

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Virtually all of the Company’s on-credit accident and health insurance is reinsured with and administered by Texas International Life Insurance Company (TILIC), an unaffiliated party. The reinsurance recoverable under this agreement are collateralized by assets held in a trust for the benefit of the Company.
The Company monitors the credit ratings of our life and property reinsurers. The ratings by A.M. Best range from B+ to A+.
SPFIC had reinsurance agreements in place to protect it from catastrophic events such as Hurricanes Katrina and Rita that struck Louisiana in 2005. The agreements in place during 2005 provided that SPFIC bore responsibility for the first $250,000 of incurred claims. Reinsurers indemnified SPFIC for losses in excess of $250,000 up to $7.1 million per event. Any amount over that was SPFIC’s responsibility. This ceiling proved to be inadequate for the 2005 hurricanes. For calendar year 2006, SPFIC elected to increase the amount of first and second event catastrophe reinsurance to $10.0 million per event and raise the retention level to $500,000 per event. Thus, the first $500,000 of incurred claims and any claims in excess of $10.0 million were SPFIC’s responsibility. The same reinsurance levels are in place for 2007. The reinsurance premium for first event catastrophe reinsurance was $840,000 in 2007 and $799,000 in 2006.
Regulation
Our U.S. insurance operations are subject to a wide variety of laws and regulations. State insurance laws establish supervisory agencies with broad regulatory authority to regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of each of the states in which they are licensed. U.S. laws, such as the U.S.A. Patriot Act of 2001, the Gramm-Leach-Bliley Act of 1999, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, and the Sarbanes-Oxley Act of 2002, are examples of U.S. regulation that affect our business. Our insurance products and thus our businesses also are affected by U.S. federal, state and local tax laws.
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
At the present time, our insurance subsidiaries are collectively licensed to transact business in 32 states. We have insurance subsidiaries domiciled in the states of Colorado, Louisiana and Texas. Our U.S. insurance subsidiaries are licensed and regulated in all jurisdictions in which they conduct insurance business. The extent of this regulation varies, but most jurisdictions have laws and regulations governing the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy, and the business conduct of insurers, including marketing and sales practices and claims handling. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and the approval of rates for certain types of insurance products.
All U.S. jurisdictions in which our U.S. insurance subsidiaries conduct insurance business have enacted legislation that requires each U.S. insurance company in a holding company system, except captive insurance companies, to register with the insurance regulatory authority of its jurisdiction of domicile and to furnish that regulatory authority financial and other information concerning the operations of, and the interrelationships and transactions among, companies within its holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws and regulations also regulate transactions between insurance companies and their parents and affiliates. Generally, these laws and regulations require that all transactions within a holding company system between an insurer and its affiliates be fair and reasonable and that the insurer’s statutory capital and surplus following any transaction with an affiliate be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. Statutory surplus is the excess of admitted assets over the sum of statutory liabilities and capital. For certain types of agreements and transactions between an insurer and its affiliates,

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
these laws and regulations require prior notification to, and non-disapproval or approval by, the insurance regulatory authority of the insurer’s jurisdiction of domicile.
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
The laws and regulations of the jurisdictions in which our U.S. insurance subsidiaries are domiciled require that a controlling party obtain the approval of the insurance commissioner of the insurance company’s jurisdiction of domicile prior to acquiring control of the insurer.
Risk-based capital requirements are imposed on life and property and casualty insurance companies. The risk-based capital ratio is determined by dividing an insurance company’s total adjusted capital, as defined, by its authorized control level risk-based capital. Companies that do not meet certain minimum standards require specified corrective action. The risk-based capital ratios for CICA, Security Plan and CNLIC exceed such minimum ratios. At December 31, 2007, all of our insurance subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed RBC action level.
Many of our independent marketing consultants also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or to distribute our products.

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
The government of a foreign country could determine that its residents may not buy life insurance from us unless we became qualified to do business in that country or unless our policies purchased by its residents receive prior approval of its insurance regulators. If this were to occur, our policy sales to that country’s residents would cease before any such approvals could be obtained. Also, there is no assurance that we

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
would be able to qualify to do business in any foreign country or that its insurance regulatory authorities would approve our policies. We could also face sanctions, including fines and penalties, if a country’s authorities determined any failure to qualify or otherwise comply with its laws was willful or ongoing, and we decided to continue making policy sales through independent marketing consultants to that country’s residents. Any of the foregoing could reduce our revenues and materially adversely affect our results of operations and financial condition. Additionally, we do not determine whether the independent marketing consultants are required to be licensed to sell insurance in the countries in which they make insurance sales. If our marketing consultants were not in compliance with applicable laws, including licensing laws, they could be required to cease operations, which would reduce our revenues and materially, adversely affect our results of operations and financial condition. We have not obtained any advice of counsel in any foreign jurisdictions with respect to these matters.
The offer and sale of our class A common stock under our stock investment plan is registered under the Securities Act. Many of our foreign policyholders invest certain cash benefits they receive with respect to their policies in our class A common stock through our investment plan, which is not registered in any foreign jurisdiction. Prior to October 2005, many of our foreign policyholders assigned these cash benefits to two non-U.S. trusts for the purpose of accumulating ownership of our class A common stock. We have not obtained any advice of counsel in any foreign jurisdiction as to whether any such participation by foreign residents is subject to foreign securities laws or regulations or whether the independent marketing consultants are subject to licensing requirements in connection with the foregoing investments. If a securities regulatory authority were to determine the offer and sale of our class A common stock were contrary to applicable laws and regulations, we could be faced with cease and desist orders, fines and penalties.
We are unable to quantify the effect of foreign regulation on our business if regulation were to be imposed on us, but we believe we could expend substantial amounts of time and incur substantial expense in complying with any foreign regulation, and we may decide to avoid a market if regulation were imposed.
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
While our management has more than 30 years of experience in writing life insurance policies for foreign residents without any significant regulatory action or any lengthy currency controls relating to our foreign resident insureds, there can be no assurance that such situations will not occur and that our revenues, results of operations and financial condition will not be materially, adversely affected if they do occur.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
We may be required to accelerate the amortization of deferred acquisition costs and the costs of customer relationships acquired, which would increase our expenses and adversely affect our results of operations and financial condition.
At December 31, 2007, we had $100.7 million of deferred policy acquisition costs, or DAC. DAC represents costs that vary with and are primarily related to the sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Under GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the anticipated recognition of premiums.
In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies. This intangible asset, called the cost of customer relationships acquired, or CCR, represents the actuarially estimated present value of future cash flows from the acquired policies. At December 31, 2007, we had $31.6 million of CCR. We amortize the value of this intangible asset in a manner similar to the amortization of DAC. Our amortization of DAC and CCR generally depends upon anticipated profits from investments, surrender and other policy charges, mortality, morbidity and maintenance expense margins. For example, if our insurance policy lapse and surrender rates were to exceed the assumptions upon which we priced our insurance policies, or if actual persistency proves to be less than our persistency assumptions, especially in the early years of a policy, we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy. We regularly review the quality of our DAC and CCR to determine if they are recoverable from future income. If these costs are not recoverable, they are charged to expenses in the financial period in which we make this determination. Unfavorable experience with regard to expected expenses, investment returns, surrender and other policy changes, mortality, morbidity, lapses or persistency may cause us to increase the amortization of DAC or CCR, or both, or to record a current period expense to increase benefit reserves, any of which could have a material adverse effect on our results of operations and financial condition.
We may be required to recognize impairment in the value of our goodwill, which would increase our expenses and materially adversely affect our results of operations and financial condition.
Goodwill represents the excess of the amount paid to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition. Under GAAP, we test the carrying value of goodwill for impairment at least annually at the “reporting unit” level, which is either an operating segment or a business one level below the operating segment. Goodwill is impaired if its carrying value exceeds its implied fair value. This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units. If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense. We performed assessments of whether goodwill was impaired on December 31, 2006 and wrote off $1.0 million of goodwill in 2006. No impairment of goodwill was identified in 2005 or 2007.
We are a defendant in lawsuits, which may adversely affect our financial condition and detract from the time our management is able to devote to our business, and we are subject to risks related to litigation and regulatory matters.
We and/or certain of our insurance subsidiaries are defendants in five lawsuits described in Item 3 of this report which, if determined adversely to us or our subsidiaries, could expose us to class action damages which could have a material adverse affect on our results of operating and financial condition. These lawsuits are in various stages of discovery and procedural processes, and it is not possible to evaluate potential monetary exposure to us or our subsidiaries. In addition, litigating these cases is costly and can be time consuming for our Company.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
For the majority of our business, we retain only the first $100,000 of risk on any one life and cede the remaining risk to our reinsurers. In 2007, we reinsured $274 million of face amount of our life insurance policies, and in 2006 we reinsured $259 million of face amount of our life insurance policies. Amounts reinsured in 2007 and 2006 represented 5.7% and 5.6%, respectively, of the face amount of life insurance in effect in both years. Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance. If our cost of reinsurance were to increase, we might not be able to recover these increased costs, and our results of operations and financial condition could be materially and adversely affected.
Although our reinsurers are liable to us to the extent of the ceded reinsurance, we remain liable to our policyholders as the direct insurer with respect to all reinsured risks. As a result, ceded reinsurance arrangements do not eliminate our obligation to pay claims. We are subject to the credit risks of our reinsurers. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. A reinsurer’s insolvency, underwriting results or investment returns may affect its ability to fulfill its reinsurance obligations to us. Our receivable from reinsurers was $16.0 million at December 31, 2006 and $13.5 million at December 31, 2007.
In addition, effective January 1, 2004, we entered into a coinsurance agreement with an unaffiliated company under which the Company assumed substantially all of the accident and health insurance policies issued by the various insurance companies we have acquired since 1987. At December 31, 2007, the coinsurance company had established statutory accounting liabilities for these policies of $6.2 million. We have established trust accounts totaling $6.8 million for payment to the coinsurance company for claims under these policies. To the extent the sums in the trust accounts are not sufficient to cover claims under such policies and the coinsurance company does not meet its obligations under the coinsurance agreement, we remain liable to the policyholders.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Even if we identify and complete insurance company acquisitions, we may be unable to integrate them on an economically favorable basis. Implementation of an acquisition strategy entails a number of risks, including, among others:
•	inaccurate assessment of liabilities, contingent liabilities or the adequacy of claims reserves;

•	difficulties in realizing projected efficiencies, synergies and cost savings;

•	failure to achieve anticipated revenues, earnings or cash flow;

•	an increase in indebtedness and a limitation on our ability to access additional capital when needed; and

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Sales of our products may be reduced if we are unable to establish and maintain commercial relationships with independent marketing firms and consultants attract and retain employee agents or develop and maintain our distribution sources.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
We must maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. If we do not maintain adequate systems, we could experience adverse consequences, including:
•	inadequate information on which to base pricing, underwriting and reserve decisions;

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
We have in the past identified material weaknesses in our disclosure controls and controls over financial reporting. To the extent that we may have not remedied these weaknesses or fail to maintain our current system of internal controls to an effective level with regard to material weaknesses we may identify, we may not be able to report our financial results accurately. As a result, we could be required to restate our financial statements and be exposed to increased regulatory scrutiny and litigation from investors and others.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Generally, the net assets of our insurance company subsidiaries available for dividends are limited to the greater of the subsidiary net gain from operations during the preceding year and 10% of the subsidiary’s net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed by insurance regulatory authorities. Total capital and surplus of CICA as of December 31, 2007 was approximately $51.6 million. Based upon statutory net gain from operations and surplus of CICA for the year ended December 31, 2007, approximately $4.8 million of dividends could be paid to us in 2008 without prior regulatory approval. In late 2007, SPLIC paid a $4.6 million dividend to CICA. Also, Funeral Homes of America paid a $255,000 dividend to CICA.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
It is difficult for our minority stockholders to elect any of our directors or otherwise exert influence over our business. Holders of our outstanding class B common stock are entitled to elect a simple majority of our board of directors and therefore control our Company. All of our class B common stock is currently owned indirectly by the Harold E. Riley Trust of which Harold E. Riley, our Chairman of the Board and Chief Executive Officer, is the sole trustee. Additionally, Harold E. Riley holds approximately 8.9% of the outstanding shares of our class A common stock.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
There were 43,070,092 shares of our class A common stock outstanding as of December 31, 2007. Members of our management and other affiliates owned approximately 5,800,000 shares of our class A common stock as of this date, representing approximately 13.5% of our outstanding class A common stock. These shares have been registered for public resale and may be sold freely.
In addition, a total of 3,347,039 shares of our class A common stock are issuable upon the conversion of our series A-1 and series A-2 preferred stock and the exercise of warrants granted in connection therewith. We have a registration statement currently in effect that allows the public resale of all such shares of class A common stock.
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
The provisions of our series A preferred stock require that if (i) the closing price of our class A common stock for any 42 trading days, including a period not less than five consecutive trading days, is less than $4.80, or (ii) we issue class A common stock or common stock equivalents for less than $6.11 per share, then the holders of our series A preferred stock may require us to redeem their shares of series A preferred stock at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
dividends thereon to the date of payment. If we are required, or elect, to redeem shares of our series A preferred stock for cash, we may have to curtail our growth and acquisition plans.
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
In all other offerings of our shares of class A common stock, such as a private placement of shares, unless certain limited exceptions apply, the holders of our series A preferred stock will generally be entitled to purchase up to 50% of the number of shares of our class A common stock offered by us. These preemptive rights could delay, deter or prevent future equity financings.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own our principal office in Austin, Texas, consisting of an 80,000 square foot office building and approximately one acre of land nearby that house storage facilities. Approximately 50,000 square feet is occupied or reserved for our operations. We also own a training facility at Lake Buchanan, Texas. In addition, we own other properties in Texas and Louisiana that are incidental to our operations.
Item 3. Legal Proceedings
We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court which, on March 2, 2007, reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. As a result, no class action is presently certified, and plaintiffs’ counsel is seeking to recertify the class. In order to recertify the class, the lead plaintiff must establish that he is qualified to represent the purported class and that the res judicata effect of a class action will not have a deleterious effect on the putative class members. The underlying lawsuit alleges that certain life insurance policies that we made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We believe the lawsuit is without merit and intend to continue a vigorous defense in any remaining proceedings, including any class recertification. If the class is recertified, we could be exposed to costly and time consuming litigation, and an adverse judgment could have a material adverse effect on our results of operations and financial condition. The case is now back before the District judge for her performance of an analysis of the evidence presented to see if it warrants recertification of a class.
Our wholly-owned Louisiana property insurer, SPFIC, has been named as a defendant in a lawsuit filed in the United States District Court, Eastern District of Louisiana, in which plaintiff originally asserted allegations on behalf of a purported class. All class allegations were subsequently dismissed. The suit was

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
filed on August 28, 2006, and was initially styled Connie Abadie, et al v. Aegis Security Insurance Co., et al., or Connie Abadie. Most of the property and casualty insurers in Louisiana were also named in this lawsuit. The suit sought payments for claims denied by SPFIC and other declaratory relief related to Hurricane Katrina. It was unclear from the petition how many plaintiffs were insureds of SPFIC. In order to expedite the handling of all the litigation related to Hurricane Katrina, the court consolidated Connie Abadie into an action styled In Re: Katrina Canal Breaches Consolidated Litigation, or the Katrina Consolidated Litigation. On March 15, 2007, a Master Class Action Insurance Complaint was filed in the Katrina Consolidated Litigation. On March 27, 2007, the Katrina Consolidated Litigation was administratively closed by the court and superseded by the Master Class Action Insurance Complaint. Presently, the Master Class Action Insurance Complaint is stayed by order of the court.
One of the defenses that certain defendants in the Master Class Action Insurance Complaint have asserted is that their insurance policies excluded claims for flood damage, even though the floods resulting from Hurricane Katrina may have been caused by negligence. On August 2, 2007, the U.S. Court of Appeals for the Fifth Circuit ruled in the Master Class Action Insurance Complaint that the flood exclusion language in certain property insurance policies was effective to preclude claims for flood damage by policyholders whose policies include such an exclusion. Although SPFIC was not a party to that lawsuit, its policies do exclude flood damage claims. On September 30, 2007, the judge presiding over the Master Class Action Insurance Complaint issued a ruling holding that specific named peril policies that do not list flooding as one of the named perils do not provide coverage for flooding. SPFIC’s policies are named peril policies that do not list flooding as one of the named perils. SPFIC intends to continue to vigorously defend any claims resulting from flood damage on the grounds, among others, that its policies do not cover such damage. The deadline for filing claims against insurers arising out of property damage from Hurricane Katrina was August 29, 2007.
SPFIC is also a defendant in a suit styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007 by the state of Louisiana as subrogee/assignee of the insureds of more than 200 different insurance companies. The suit was filed to recover money that the state of Louisiana paid to certain insureds under the Louisiana Road Home Program for damages resulting from Hurricanes Katrina and Rita. The suit was removed to the United States District Court for the Eastern District of Louisiana on September 11, 2007 and the removal was appealed by the Plaintiff. Responsive pleadings have not yet been filed on behalf of any of the defendant insurers in this case, nor has any discovery been conducted to date.
SPFIC was also named as a defendant in a lawsuit filed in the Civil District Court for the Parish of Orleans on behalf of Karen Cheneau in August 2006. The Cheneau suit stems from damages Ms. Cheneau sustained during Hurricane Katrina. In November 2007, plaintiff filed a Motion for Leave to File First Amended Petition to Assert Class Allegations Against SPFIC. The purported class consists of Louisiana citizens who purchased homeowner’s insurance coverage and/or contents insurance coverage from SPFIC, whose homes and/or property covered by said policies were damaged as a result of Hurricane Katrina and who timely submitted claims to SPFIC for their losses, and who either received no recovery or received less than the proper value of their valued policies as a result of their claims. SPFIC has responded to the Amended Petition by filing Exceptions of No Cause of Action, No Right of Action, Vagueness, Prescription and Failure to Meet Class Action Requirements.
The exceptions have not yet been set for hearing. SPFIC intends to vigorously defend this lawsuit. The Master Class Action Insurance Complaint, the Road Home Litigation and Cheneau are in the early stages of litigation, and no discovery has yet occurred. Therefore, it is not possible to evaluate how many claims in those cases relate to SPFIC, or the potential exposure to SPFIC. However, in the event of an adverse outcome, the potential exposure to SPFIC could be significant
On November 8, 2005, SPLIC was named as a defendant in a suit filed by Lilac Todd, who alleges that SPLIC failed to pay her claim for medical expenses arising out of the amputation of one of her limbs. On December 20, 2007, a Supplemental and Amended Petition for Damages was filed pursuant to which plaintiff has asserted class action allegations pursuant to La. C.C.P. art. 591. The purported class is defined as all Louisiana insureds of SPLIC, whose policies contained an incontestability provision identical or similar to Ms. Todd’s policy, and whose claims were denied within 10 years of the petition filing on the basis of

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
illnesses, injuries or diseases diagnosed or which occurred at any time preceding the incontestability. SPLIC has responded by filing Exceptions of Vagueness and of Improper Use of the Class Action Procedure, as well as an Answer to the Supplemental and Amended Petition for Damages. The Exceptions have not yet been set for hearing. The Lilac Todd matter is in the early stages of litigation relative to the class allegations and no discovery has yet occurred. Therefore, it is not possible to know how many claims in this case relate to SPLIC, or the potential exposure to SPLIC. SPLIC intends to aggressively defend this action. However, in the event of an adverse outcome, the potential exposure to SPLIC could be significant.
In addition to the legal proceedings described above, we may from time to time be subject to a variety of legal and regulatory actions relating to our future, current and past business operations, including, but not limited to:
•	disputes over insurance coverage or claims adjudication;

•	regulatory compliance with insurance and securities laws in the United States and in foreign countries;

•	disputes with our marketing firms, consultants and employee agents over compensation and termination of contracts and related claims;

•	disputes regarding our tax liabilities;

•	disputes relative to reinsurance and coinsurance agreements; and

•	disputes relating to businesses acquired and operated by us.
In the absence of countervailing considerations, we would expect to defend any such claims vigorously. However, in doing so, we could incur significant defense costs, including not only attorneys’ fees and other direct litigation costs, but also the expenditure of substantial amounts of management time that otherwise would be devoted to our business. If we suffer an adverse judgment as a result of any claim, it could have a material adverse effect on our business, results of operations and financial condition. We have not established any reserve account on our consolidated financial statements for the adverse financial impact of any of our litigation matters.
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Our Class A common stock is traded on the New York Stock Exchange (NYSE) under the symbol CIA.
As of December 31, 2007, the approximate number of record owners of our Class A common stock was 71,000. Management estimates the number of beneficial owners to be approximately 125,000.
We have not paid cash dividends in any of the past five years and do not expect to pay such in the foreseeable future. For restrictions on our present and future ability to pay dividends, see Note 6 of the “Notes to Consolidated Financial Statements.”
We did not purchase any of our equity securities during any quarter in 2005, 2006 or 2007.
Securities Authorized for Issuance Under Equity Compensation Plans
We do not maintain any equity compensation plans or arrangements. Thus, we do not have any securities authorized for issuance under these types of plans, nor have we issued any options, warrants or similar instruments to purchase any of our equity securities, except for warrants issued in conjunction with the convertible preferred stock issued in 2005. (See Note 7 of the “Notes to Consolidated Financial Statements.”)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 6. Selected Financial Data
The table below sets forth, in summary form, selected data of the Company. This data, which is not covered in the reports of our independent registered public accounting firms, should be read in conjunction with our consolidated financial statements and notes, which are included elsewhere herein. The net income per share amounts have been adjusted retroactively for all periods presented to reflect the 7% common stock dividends paid on December 31, 2005, 2004, and 2003.

	Years ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Total Revenues	$173,794	158,059	142,113	99,859	92,060
Net Income	16,557	8,677	7,302	7,732	3,126
Basic and Diluted Earnings Per Class A Share	0.35	0.16	0.13	0.17	0.08
Total Assets at December 31	787,909	711,184	661,889	661,212	390,093
Long-term Debt	—	—	—	30,000	—
Total Liabilities	597,532	558,690	513,380	520,179	263,066
Total Stockholders’ Equity	176,157	139,611	136,963	135,131	127,027
Book Value Per Share	4.00	3.38	3.33	3.29	3.10
See Item 1 — Business (A) and (B), and Item 7 — Management’s Discussion and Analysis, for information that may affect the comparability of the financial data contained in the above table.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
We conduct operations as an insurance holding company emphasizing ordinary life insurance products in niche markets where we believe we can achieve competitive advantages. Our core operations include issuing:
•
U.S. Dollar-denominated ordinary whole life insurance policies predominantly to high net worth, high income foreign residents, located principally in Latin America and the Pacific Rim, through approximately 2,600 independent marketing consultants;

•	ordinary whole life insurance policies to middle income households in the Midwest and the southern United States through approximately 600 independent marketing consultants; and

•	final expense and limited liability property policies to middle to lower income households in Louisiana through approximately 300 employee agents in our home service distribution channel.
We operate through two segments as follows:
Life Insurance. For the past 30 years, CICA and its predecessors have participated in the foreign marketplace through the issuance of U.S. Dollar-denominated ordinary whole life insurance to foreign nationals. Traditionally, this market has focused on the top 3-5% of the population of a country in terms of income and net worth. In recent years, however, there has been a shift to encompass a broader spectrum of the population, as upper middle classes develop in Latin America and the Pacific Rim. We make our insurance products available using third-party marketing organizations and independent marketing consultants. The number of our producing independent consultants has expanded over the years in this segment to

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
approximately 2,600, and we presently receive applications from more than 35 countries outside of the U.S. Historically, the majority of our international business has come from Latin America. However, in 2004 the Pacific Rim began to represent a meaningful and growing source of new business, and in 2007 was one of the leading sources of new premium income.
In 2007, our Life Insurance segment generated revenue of $119.0 million, which accounted for 68.5% of our total revenue. For the year ended December 31, 2006, this segment produced revenue of $105.7 million or 66.9% of our total revenue, compared to 2005 when it produced approximately $90.6 million or 63.8% of total revenue. Our strategy in operating our Life Insurance segment is to increase new business written through our existing marketers as well as expand the number of countries from which we receive policy applications. The development of new markets in the Pacific Rim, particularly Taiwan, and the expansion of existing markets in Latin America were the primary contributors to the growth in this segment.
In 2008, CICA plans introduction of a new set of international products. The Company anticipates the new products will be very well accepted in the international market.
Through the domestic market of our Life Insurance segment, we provide ordinary whole life, credit life insurance, and final expense policies to middle income families or individuals in certain markets in the Midwest and southern U.S. The majority of our revenues in this regard are the result of acquisitions of domestic life insurance companies since 1987.
Citizens National Life Insurance Company (“CNLIC”), one of our subsidiaries that markets our domestic products, was previously for sale under a contract entered into in 2005. During 2007, the sales contract was terminated.
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
Home Service Insurance. Through a subsidiary, SPLIC, we provide final expense ordinary life insurance to middle to lower income individuals in Louisiana. Our policies in this segment are sold and serviced through the home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders.
During 2007, revenue from this segment was $52.9 million, which accounted for 30.4% of our total revenue. For the year ended December 31, 2006, revenue from this segment was $51.2 million or 32.4% of our total revenue compared to $49.7 million or 34.9% of our total revenue in 2005. Our business strategy in this segment is to continue to serve existing customers in Louisiana as well as expand the business through new marketing management that we put in place in early 2005.
In August and September 2005, Hurricanes Katrina and Rita struck the Louisiana coast, causing significant damage and disruption to the New Orleans area. Management estimates that one-third of SPLIC’s premium income was located in the affected area. SPLIC was not significantly impacted by death claims related to the storms (approximately $660,000); however, because of uncertainty regarding the collectibility of future premiums from the area, we wrote down approximately $2.3 million of cost of customer relationships acquired in the SPLIC acquisition during the third quarter of 2005 because of the decrease in collected premiums during the quarter. Ultimately, SPLIC closed the year with only a 4.5% decline in premium income compared to 2004. In 2006, premium income surpassed the 2005 level, reaching $38.0 million, and was $39.5 million in 2007.
SPLIC’s property insurance subsidiary, SPFIC, was negatively impacted by Hurricanes Katrina and Rita. Commencing in 2005 and through December 31, 2007, total incurred losses not covered by reinsurance amounted to $4.0 million, resulting in SPLIC infusing $4 million of additional capital into SPFIC. Legislative and judicial decrees had further extended the period for filing claims, for one year, beyond that provided for under the contracts. Due to this extended claims filing period, an incurred but not reported

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
claim and loss adjustment expense (LAE) liability of $500,000 was recorded at December 31, 2006 to cover any claims filed in 2007. When the extended deadline for filing of claims expired in the third quarter of 2007, SPFIC released approximately $425,000 of liabilities, which SPFIC determined were not payable under the contracts.
Marketplace Conditions and Trends
Described below are some of the significant recent events and trends affecting the life insurance industry and the possible effects they may have on our future operations.
•
As an increasing percentage of the world population reaches retirement age, we believe we will benefit from increased demand for living products rather than death products, as aging baby boomers will require cash accumulation to provide expenses to meet their lifetime needs. Our ordinary life products are designed for our policyowners to accumulate cash values to provide for living expenses in a policy owner’s later years, while continuously providing a death benefit.

•
We are exposed to a variety of risks, including the current market conditions as well as the credit crisis and corresponding potential changes in the fair value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in the current market and changes in the fair value of our investments. We have not experienced any impairments in the value of our securities due to the current credit crisis in world financial markets. We have no subprime or collateralized debt investments.

•
The volatility in the equity markets over the past few years has posed a number of problems for some companies in the life insurance industry. We historically have had minimal equity holdings, constituting less than 7% of total invested assets as of December 31, 2007 and less than 1% at December 31, 2006.

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

Significant Transactions
In late 2007, the Company completed an $18.8 million registered direct offering of its Class A common stock, selling approximately 2.7 million shares at a price of $7.00 per share. The net proceeds of the offering were $17.1 million, after underwriter commissions and other offering related expenses. The anticipated use of proceeds from the offering is for general corporate purposes, which could include acquisitions of other insurance companies.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Results of Operations
The following table sets forth our net income for the periods indicated:

Years ended	Net Income	Net Income per	Increase (decrease)
December 31,	(In thousands)	Class A Share	from Previous Year
2007	$16,557	$0.35	90.8%
2006	8,677	0.16	18.8
2005	7,302	0.13	(5.6)
As further discussed below, increases in premium income, fueled by the writing of new life insurance premiums and improved persistency, as well as an increase in investment income and lower property claims development, contributed to a 90.8% increase in earnings for 2007.
Total revenues for 2007 were $173.8 million, a 10.0% increase over 2006 revenues of $158.1 million. Total revenues for 2005 were $142.1 million. Total revenues from Home Service were $52.9 million in 2007 and $51.2 million in 2006, compared to $49.7 million in 2005. Total revenues from our Life Insurance segment amounted to $119.0 million during 2007, compared to $105.7 million for 2006 and $90.6 million for 2005, reflecting continued growth in new business.
Premium Income. Premium income during 2007 increased to $140.9 million from $128.5 in 2006, or 9.6%, and $116.3 million in 2005. The 2007 increase was attributable to the new international business written in 2006 and 2007 in the Life Insurance segment, which had $101.4 million of premium income during the year. Additionally, we continue to experience improved persistency in our international life business, which contributed largely to the increase. First year premium in the Life Insurance segment was unchanged from its 2006 level. Additionally, property insurance premiums were up $1.1 million in 2007 over 2006, or 30.4%, as rate increases implemented in the fourth quarter of 2006 and third quarter 2007 materialized.
Net Investment Income. Net investment income increased 14.0% during 2007 to $30.7 million, compared to $27.0 million during 2006 and $23.6 million in 2005. The increase was due primarily to the growth in the investment portfolio during 2007. Additionally, during 2007 the Company invested $36.7 million in equity mutual funds, which added $2.1 million to net investment income from fund distributions. The Company expects to increase this number to 10% of invested assets during 2008. We continue to invest primarily in bonds of U.S. Government-sponsored enterprises, such as FNMA and FHLMC.
Reserves. The change in future policy benefit reserves increased from $30.7 million in 2006 to $36.4 million in 2007, predominantly due to an improvement in persistency on our international life business, as well as a change in product mix, which resulted in larger first year reserves. During 2007 and 2006, a shift in products sold occurred with the addition of sales in the Pacific Rim, which resulted in a more rapid rise in reserves. The change in future policy benefit reserves increased from $23.6 million in 2005 to $30.7 million in 2006, due predominantly to increased persistency on our business and an increase and change in product mix in new business. Sales of certain endowment products in the Taiwanese market, which build reserves at a much higher rate, contributed to the increase.
Policyholder Dividends. Policyholder dividends increased 18.9% during 2007 to $6.4 million from $5.4 million in 2006 and $4.8 million in 2005, due to improved persistency and the continued sale of participating ordinary whole life products in the international market. All of our international policies are participating, and the improvement in persistency and increase in new business on our international business have contributed to the growth in dividends. The dividends are factored into the premiums and have no impact on profitability.
Claims and Surrenders. As noted in the table below, claims and surrenders decreased 2.7% from $56.3 million in 2006 to $54.7 million in 2007. The 2007 decrease primarily related to a decline in claims from Hurricane Katrina in 2007, which were a negative $711,000 because of a release of liabilities related to the expiration of the extended claims filing deadline. Hurricane related claims were $3.0 million in 2006 and $1.6 million in 2005.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Death claims	$20,720	21,686	22,404
Surrender expenses	17,989	17,205	15,369
Endowments	12,835	10,786	9,021
Property claims	1,090	5,194	3,685
Other policy benefits	1,783	849	780
Accident and health benefits	311	541	446

Total claims and surrenders	$54,728	56,261	51,705

Death benefits declined in 2007 compared to 2006, despite the growth in our business written, because of more restrictive underwriting rules, as well as strict claims adjudication procedures that the Company has developed over its history. Death benefits also decreased in 2006 compared to 2005.
Policy surrenders increased 4.6% in 2007 to $18.0 million from $17.2 million in 2006, up from $15.4 million in 2005. The increase in surrender expense is in line with management expectations, considering the inforce business has increased over the last three years. Surrenders as a percent of inforce business were 0.4% in 2007, 2006 and 2005.
Endowment benefits increased 19.0% from $10.8 million in 2006 to $12.8 million in 2007. Endowments totaled $9.0 million in 2005. We have a series of international policies that carry an immediate endowment benefit of an amount elected by the policy owner. This endowment is factored into the premium of the policy and is paid annually. These benefits have been particularly popular in the Pacific Rim, where the Company has experienced increased business in recent years. Like policy dividends, endowments are factored into the premium and, as such, the increase should have no adverse impact on profitability.
Property claims decreased 79.0% in 2007, from $5.2 million in 2006 to $1.1 million in 2007, and were $3.7 million in 2005. In 2007, the Company began to experience a dramatic decline in property claims that adversely affected the business in 2006 and 2005. Hurricane claims in 2007 were a negative $711,000. Of the 2006 property claims, $3.0 million were due to Hurricane Katrina, while in 2005, $1.6 million were due to Hurricanes Katrina and Rita.
Commissions. Commissions decreased slightly during 2007 to $35.6 million from $35.7 million in 2006 and $33.0 million in 2005, primarily due to the new business issued during the period. Commissions were flat in 2007 compared to 2006, even though premiums were up 10.0%, due to the increased amount of renewal premiums, which pay a lower commission.
Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses were unchanged in 2007 from 2006 at $27.6 million. The 2006 increase to $27.6 million from $25.4 million in 2005 was largely attributable to higher cost of employee benefits, higher accounting fees related to financial statement and Sarbanes-Oxley compliance, and an increased contribution to the Company’s profit sharing plan.
Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs (“DAC”) decreased 2.9% from $27.0 million in 2006 to $26.2 million in 2007. These costs were $24.4 million in 2005. The 2007 decrease from 2006 was primarily related to flat new life production discussed above, and tracked consistently with the slight decrease in commissions. Amortization of these costs was $12.5 million, $11.4 million and $10.3 million in 2007, 2006 and 2005, respectively. The write-off of DAC on internal replacements under The American Institute of Certified Public Accountants (AICPA) Statement of Position, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1), added $917,000 to amortization in 2007.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
At our lead Life Insurance segment subsidiary, CICA, deferred acquisition cost assumptions had not been revised in several years. A new GAAP era was created for new issues beginning in 2006 to reflect the better mortality and persistency being experienced in the last few years.
Cost of Customer Relationships Acquired and Other Intangibles. Amortization of cost of customer relationships acquired and other intangibles decreased from $5.9 million in 2005, to $4.7 million in 2006 and $3.2 million in 2007. Amortization of these items related to Security Plan was $3.8 million in 2005, $2.3 million in 2006 and $2.0 million in 2007. The decrease resulted from an increase in amortization of $2.3 million in 2005 related to the Louisiana hurricanes. In conjunction with this loss recognition, we revised our amortization methodology to (i) reduce projections of future collected premiums by approximately 4.0% and (ii) to amortize the acquired paid-up block over inforce balances, which resulted in a $400,000 decrease in amortization expense in 2006. This change also reduced 2007 amortization.
The goodwill of CNLIC, a reporting unit within the Life Insurance segment, showed that it was impaired at December 31, 2006. Due to significant declines in new business issued by CNLIC, the fair value of this reporting unit was below its carrying value. As a result, an impairment loss of $1,016,000 was recognized in the fourth quarter of 2006. The fair value of that reporting unit was estimated using the present value of estimated future cash flows. The remaining goodwill is associated with CICA. At December 31, 2007, there was no impairment of this goodwill.
Federal Income Tax. Federal income tax expense was $4.5 million, $4.7 million and $6.9 million in 2005, 2006 and 2007, respectively. This represents effective tax rates of 38.1%, 35.0% and 29.5%, respectively. In 2005, a valuation allowance in the amount of $1.1 million was established, which added 9.3% to our effective tax rate. The 2005 allowance was due to the anticipated sale of CNLIC, which had a $1.1 million net deferred tax asset at December 31, 2005, primarily related to net operating losses that would not be available in future years as CNLIC would no longer be part of the Company’s consolidated group. The 2006 tax rate was higher due to a write-off of $1.0 million of goodwill, which has no tax effect. In 2007, the valuation allowance was released in the amount of $1.1 million as the CNLIC sale agreement was terminated and the Company’s plan is to now consolidate CNLIC in the Company’s life-nonlife tax return in 2008. CICA should have sufficient life income to absorb the CNLIC net operating losses. This release of the valuation allowance reduced our effective tax rate by 4.7%. (See Note 10 of the “Notes to Consolidated Financial Statements” for additional information on Federal income tax.)
Liquidity and Capital Resources
Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.
Liquidity requirements of Citizens are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate investments to provide cash flow and did not do so in 2007. During the fourth quarter of 2005 and the first six months of 2006, however, SPFIC sold approximately $3.1 million of bonds in order to meet the cash outflow related to claims from Hurricanes Katrina and Rita. Such sales were not needed in the second half of 2006. Additionally, in early 2005, management chose to pay off the $30 million in debt incurred in the Security Plan transaction. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. See Note 8 of the “Notes to Consolidated Financial Statements” for a table disclosing our contractual obligations.
A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our insurance policies, such as surrender charges, that help limit and discourage early withdrawals. Since these contractual withdrawals, as well as the level of surrenders experienced, were largely consistent with our assumptions in asset liability management, our associated cash outflows have, to date, not had an adverse impact on our overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
and cash flow tests under various market interest rate scenarios are also performed annually to assist in evaluating liquidity needs and adequacy. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds.
In the past, cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $37.9 million, $39.1 million and $34.5 million for the years ended December 31, 2007, 2006, and 2005, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in fixed income securities. Net cash outflows from investment activity totaled $58.8 million, $33.6 million and $22.6 million for the years ended December 31, 2007, 2006 and
2005, respectively. The outflows from investing activities for the year ended December 31, 2007, primarily related to the investment of excess cash and cash equivalents generated from operations during 2007 and the investment of proceeds from our registered direct offering of $18.8 million of Class A common stock completed in late 2007.
Stockholders’ equity at December 31, 2007 was $176.2 million compared to $139.6 million at December 31, 2006. The 2007 increase was largely due to income earned during the period, a decrease in unrealized investment gains of $4.2 million, and the accretion of deferred issuance costs and discounts on preferred stock of $1.3 million. Also, in the fourth quarter of 2007, the Company completed a registered direct offering of approximately 2.7 million shares of its Class A common stock, netting proceeds of $17.1 million.
Investments increased to $585.3 million at December 31, 2007 from $515.1 million at December 31, 2006. Invested assets grew by 13.6% during 2007. Fixed maturities are categorized into fixed maturities available-for-sale, which are carried in our consolidated financial statements at fair value. Fixed maturities available-for-sale were 85.5% of investments at December 31, 2007.
Policy loans comprised 4.4% of invested assets at December 31, 2007 compared to 4.6% at December 31, 2006. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 12% and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.
Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at December 31, 2007 and December 31, 2006. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2008, we intend to continue to utilize high grade commercial paper as a cash management tool to minimize excess cash balances and enhance returns.
In the wake of bankruptcy filings by large corporations several years ago, concern was raised regarding the use of certain off-balance sheet special purpose entities such as partnerships to hedge or conceal losses related to investment activity. We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions. The Company has no subprime or collateralized debt obligations.
The NAIC has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company’s business to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At December 31, 2007 and 2006, all of our insurance subsidiaries were above required minimum levels.
In late 2007, the Company did not renew its $75 million line of credit. Management believes that if such borrowing capacity is needed in the future, the Company will be able to secure another line of credit.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Parent Company Liquidity and Capital Resources
We are a holding company and have had minimal operations of our own. Our assets consist of the capital stock of our subsidiaries. Accordingly, our cash flows depend upon the availability of statutorily permissible payments, primarily payments under management agreements from our two primary life insurance subsidiaries, CICA and SPLIC. The ability to make payments is limited by applicable laws and regulations of Colorado, CICA’s state of domicile, and Louisiana, Security Plan’s state of domicile, which subject insurance operations to significant regulatory restrictions. These laws and regulations require, among other things, that these insurance subsidiaries maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. We historically have not relied upon dividends from subsidiaries for our cash flow needs and we do not intend to do so in the future.
Critical Accounting Policies
Our critical accounting policies are as follows:
Policy Liabilities
Future policy benefit reserves have been computed by the net level premium method with assumptions as to investment yields, dividends on participating business, mortality and withdrawals based upon our experience. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of policy liabilities and the increase in future policy benefit reserves. Management’s judgments and estimates for future policy benefit reserves provide for possible unfavorable deviation.
At December 31, 2007, Security Plan’s paid-up policies did not convert to our new policy administration system. Because of this, reserves related to these policies were estimated based on the ratio of statutory reserves at December 31, 2007 compared to September 30, 2007, multiplied by the GAAP reserves at September 30, 2007.
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist at December 31, 2007. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the years ended December 31, 2007 and 2006 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. The relative stability of these assumptions and management’s analysis is discussed below.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit net premium less percent of premium expense) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Based upon the analysis performed to only capitalize expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing, management believes that our deferred policy acquisition costs and related amortization as of and for the years ended December 31, 2007, 2006 and 2005 limits the amount of deferred costs to its estimated realizable value.
The American Institute of Certified Public Accountants (AICPA)  issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1), which defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs and unearned inducements associated with the replaced contract. Also under SOP 05-1, the unamortized deferred acquisition cost is written off when a policy is reinstated that had previously lapsed. We implemented SOP 05-1 in the first quarter of 2007, and as a result, the Company wrote off $917,000 of DAC on reinstated policies during the year ended December 31, 2007.
Valuation of Investments in Fixed Maturity and Equity Securities
Our fixed maturities consist primarily of bonds. Prior to December 31, 2006, fixed maturities that the Company had the ability and intent to hold to maturity were carried at amortized cost. Fixed maturities that may be sold prior to maturity to support the Company’s investment strategies are considered held as available-for-sale and carried at fair value as of the balance sheet date. Equity securities (including non-redeemable preferred stock) are considered available-for-sale and are reported at fair value.
At December 31, 2007, 68.3% of our fixed maturity securities were invested in U.S. Government-sponsored enterprises or securities backed by the U.S. Government. We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. With the exception of Security Plan, virtually all of our subsidiaries’ fixed maturity investments are in U.S. Government-sponsored enterprises or U.S. Government instruments. Security Plan has significant investments in corporate and municipal bonds. Based upon our emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. Government-sponsored corporations, our intent and ability to hold temporarily impaired fixed maturities until recovery, and our analysis of whether declines in fair value below cost are temporary or other-than-temporary, management believes that our investments in fixed maturity at December 31, 2007 were not impaired, and no other-than-temporary losses needed to be recorded. The Company’s equity securities consist of mutual funds acquired in 2007, and thus any declines in value have recently arisen. The Company will continue to monitor these investments. At December 31, 2007, there were no other-than-temporary impairments.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
General
The nature of our business exposes us to investment market risk. Market risk is the risk of loss that may occur when changes in interest rates and public equity prices adversely affect the value of our invested assets. Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the fair value of our investments. The fair value of our fixed maturity portfolio generally increases when interest rates decrease, and decreases when interest rates increase.
Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised over 87% of our cash and investment portfolio as of December 31, 2007. These investments are mainly exposed to changes in U.S. Treasury rates. Our fixed maturities investments include U.S. Government-sponsored corporations, U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 68.3% of the fixed maturities we owned at December 31, 2007 are instruments of U.S. Government-sponsored enterprises, or are backed by U.S. Government agencies.
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
The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100 basis point upward and downward shifts on our available-for-sale fixed maturities investments as of the dates indicated.

	Decreases in Interest Rates
	(In thousands)
	100 Basis Points	200 Basis Points	300 Basis Points
December 31,
2007	$18,594	29,582	42,812

2006	$20,429	36,129	55,312

	Increases in Interest Rates
	(In thousands)
	100 Basis Points	200 Basis Points	300 Basis Points
December 31,
2007	$(22,821)	(51,006)	(79,768)

2006	$(32,305)	(59,302)	(92,949)

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
There are no fixed maturities or other investments that we classify as trading instruments. At December 31, 2007 and 2006, we had no investments in derivative instruments, nor does the Company have any subprime or CDO (collateralized debt obligation) risk.
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was less than 7% of our total investments at December 31, 2007. Thus, we believe that significant decreases in the equity markets would have an immaterial impact on our total investment portfolio. (See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

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
Our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon an evaluation at the end of the period, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
(b) Management Report on Internal Control over Financial Reporting
Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2007.
Our independent registered public accounting firm, Ernst & Young LLP has issued an attestation report on management’s assessment of our internal control over financial reporting. The report is included in item 9A(d) of this annual report.
(c) Change in Internal Control over Financial Reporting
As of December 31, 2007, we have implemented certain changes in internal control that remediated the material weakness in our financial statement close process that we reported at December 31, 2006. Such changes included:
•	Hired a new Vice President of Accounting, with significant statutory accounting and U.S. GAAP experience;

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
•	Hired a new Chief Actuary with a background in U.S. GAAP financial reporting;

•	Ensured that all of our financial statement closing process journal entries for each of our subsidiaries have been recorded in their general ledgers (previously, many such entries were in Excel only);

•
Created the position of Vice President of Financial Reporting, committing resources to enable the timely review of supporting work papers for prior and current accounting periods and to prevent and detect misapplications of U.S. GAAP;

•
Strengthened accounting work paper review by senior members of management, including our VP Financial Reporting and CFO, to ensure completeness and accuracy of supporting work papers and schedules, including formalized sign-off processes;

•	Implemented additional layers of review at greater levels of precision over our financial statement close process; and

•	Strengthened our preparation and review of annual accounting and year-end disclose analysis.
These corrective actions have remediated the December 31, 2006 material weakness.
(d) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Shareholders of Citizens, Inc.:
We have audited Citizens, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citizens, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting under Item 9A of the Index. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Citizens, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2007 of Citizens, Inc. and subsidiaries and our report dated March 14, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
March 14, 2008
Item 9B. Other Information
None.
PART III
Items 10, 11, 12, 13 and 14 of this Report incorporate by reference the information in our definitive proxy material under the headings “Election of Directors,” “Executive Officers,” “Executive Officer and Director Compensation,” “Stock and Principal Stockholders,” “Control of the Company,” and “Principal Accounting Fees and Services,” to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Citizens, Inc.:
We have audited the accompanying consolidated statements of financial position of Citizens, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2007. Our audit also included the financial statement schedules II, III, and IV under Item 15 of the Index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As described in Note 1(p) to the consolidated financial statements, in 2007 the Company adopted American Institute of Certified Public Accountants Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modification or Exchanges of Insurance Contracts. Also, as described in Note 1(p) to the consolidated financial statements, during the fourth quarter of 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). In accordance with the transition provisions of SAB No. 108, the Company recorded an adjustment to retained deficit effective January 1, 2006 for the correction of prior period misstatements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
March 14, 2008

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Citizens, Inc.:
We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows of Citizens, Inc. and subsidiaries (the Company) for the year ended December 31, 2005. In connection with our audit of the consolidated financial statements, we also have audited the amounts related to the year ended December 31, 2005 in financial statement schedules II to IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Citizens, Inc. and subsidiaries for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the amounts related to the year ended December 31, 2005 in the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Dallas, Texas
March 14, 2008

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position
December 31, 2007 and 2006
(In thousands)

	2007	2006
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: $502, 635 and $497,939 in 2007 and 2006, respectively)	$500,426	488,318
Equity securities available-for-sale, at fair value (cost: $36,696 and $279 in 2007 and 2006, respectively)	35,669	312
Mortgage loans on real estate	291	456
Policy loans	25,490	23,542
Real estate held for investment (less $249 and $206 accumulated depreciation in 2007 and 2006, respectively	5,152	1,341
Other long-term investments	618	1,086
Short-term investments	17,650	—

Total investments	585,296	515,055

Cash and cash equivalents	21,123	24,521
Accrued investment income	7,115	7,107
Reinsurance recoverable	13,492	16,044
Deferred policy acquisition costs	100,655	86,975
Cost of customer relationships acquired	31,636	34,812
Goodwill	11,386	11,386
Other intangible assets	1,066	1,093
Federal income tax receivable	715	—
Property and equipment, net	6,795	7,350
Due premiums, net (less $1,780 and $1,440 allowance for doubtful accounts in 2007 and 2006, respectively)	7,656	6,078
Other assets	974	763

Total assets	$787,909	711,184

(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position, Continued
December 31, 2007 and 2006
(In thousands)

	2007	2006
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefit reserves:
Life insurance	$508,209	473,355
Annuities	22,792	20,761
Accident and health	8,293	10,604
Dividend accumulations	4,825	5,027
Premium deposits	14,148	11,897
Policy claims payable	6,908	9,448
Unearned premiums	1,992	1,812
Other policyholders’ funds	4,357	3,771

Total policy liabilities	571,524	536,675
Commissions payable	2,385	2,581
Federal income tax payable	—	2,031
Deferred Federal and state income taxes	4,810	1,498
Payable for securities in process of settlement	7,000	—
Warrants outstanding	1,003	1,831
Other liabilities and funds held for others	10,810	14,074

Total liabilities	597,532	558,690

Commitments and contingencies (Notes 5 and 8)
Cumulative convertible preferred stock – Series A
(Series A-1 - $500 stated value per share, 25,000 shares issued, authorized and outstanding in 2007 and 2006; Series A-2 - $935 stated value per share, 5,000 shares authorized, 4,014 shares issued and outstanding in 2007 and 2006)	14,220	12,883

Stockholders’ equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 46,205,830 shares issued in 2007 and 43,425,524 shares issued in 2006, including shares in treasury of 3,135,738 in 2007 and 2006	225,812	210,066
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2007 and 2006	3,184	3,184
Retained deficit	(39,725)	(56,282)
Accumulated other comprehensive loss:
Unrealized losses on securities, net of tax	(2,103)	(6,346)

	187,168	150,622
Treasury stock, at cost	(11,011)	(11,011)

Total stockholders’ equity	176,157	139,611

Total liabilities and stockholders’ equity	$787,909	711,184

See accompanying notes to consolidated financial statements

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Revenues:
Premiums:
Life insurance	$134,422	123,258	111,087
Accident and health insurance	1,558	1,461	1,560
Property insurance	4,925	3,777	3,627
Net investment income	30,743	26,975	23,568
Realized gains (losses), net	(94)	1,286	419
Decrease (increase) in fair value of warrants	828	(244)	489
Other income	1,412	1,546	1,363

Total revenues	173,794	158,059	142,113

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	54,728	56,261	51,705
Increase in future policy benefit reserves	36,420	30,719	23,603
Policyholders’ dividends	6,401	5,384	4,789

Total insurance benefits paid or provided	97,549	92,364	80,097

Commissions	35,641	35,691	32,985

Other underwriting, acquisition and insurance expenses	27,583	27,607	25,429
Capitalization of deferred policy acquisition costs	(26,210)	(26,986)	(24,388)
Amortization of deferred policy acquisition costs	12,530	11,391	10,313
Amortization of cost of customer relationships acquired and other intangibles	3,203	4,650	5,881

Total benefits and expenses	150,296	144,717	130,317

Income before income tax expense	23,498	13,342	11,796
Income tax expense	6,941	4,665	4,494

Net income	$16,557	8,677	7,302

Net income applicable to common stockholders	$14,555	6,654	5,326

Per Share Amounts
Basic and diluted earnings per share of Class A common stock	$0.35	0.16	0.13

Basic and diluted earnings per share of Class B common stock	$0.18	0.08	0.07

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2007, 2006 and 2005
(In thousands)

				Accumulated
				other		Total
	Common Stock		Retained	comprehensive	Treasury	Stockholders’
	Class A	Class B	deficit	loss	stock	equity
Balance at December 31, 2004	$197,338	2,827	(54,392)	(749)	(9,893)	135,131

Comprehensive income:
Net income	—	—	7,302	—	—	7,302
Unrealized investment losses, net	—	—	—	(4,052)	—	(4,052)

Total comprehensive income	—	—	7,302	(4,052)	—	3,250
Accretion of deferred issuance costs and discounts on preferred stock	(1,418)	—	—	—	—	(1,418)
Stock dividend	15,483	357	(14,722)	—	(1,118)	—

Balance at December 31, 2005	211,403	3,184	(61,812)	(4,801)	(11,011)	136,963

Cummulative effect of adopting SEC Staff
Accounting Bulletin No. 108	—	—	(3,147)	—	—	(3,147)

Comprehensive income:
Net income	—	—	8,677	—	—	8,677
Unrealized investment losses, net	—	—	—	(1,545)	—	(1,545)

Total comprehensive income	—	—	8,677	(1,545)	—	7,132
Accretion of deferred issuance costs and discounts on preferred stock	(1,337)	—	—	—	—	(1,337)

Common stock dividend on preferred stock	—	—	—	—	—	—

Balance at December 31, 2006	210,066	3,184	(56,282)	(6,346)	(11,011)	139,611

Comprehensive income:
Net income	—	—	16,557	—	—	16,557
Unrealized investment gains, net	—	—	—	4,243	—	4,243

Total comprehensive income	—	—	16,557	4,243	—	20,800
Accretion of deferred issuance costs and discounts on preferred stock	(1,337)	—	—	—	—	(1,337)
Sale of Class A common stock	17,083	—	—	—	—	17,083

Balance at December 31, 2007	$225,812	3,184	(39,725)	(2,103)	(11,011)	176,157

(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income,
Continued
Years ended December 31, 2007, 2006 and 2005
(In thousands)
A summary of the number of shares of common stock of Class A, Class B and treasury stock issued is as follows:

	Common Stock		Treasury
	Class A	Class B	Stock
Balance at December 31, 2004	40,364	936	(2,931)

Stock dividends	2,937	66	(205)

Balance at December 31, 2005	43,301	1,002	(3,136)

Stock dividends	125	—	—

Balance at December 31, 2006	43,426	1,002	(3,136)

Stock dividends	97	—	—
Stock sale	2,683	—	—

Total stock issued	2,780	—	—

Balance at December 31, 2007	46,206	1,002	(3,136)

See accompanying notes to consolidated financial statements

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$16,557	8,677	7,302
Adjustments to reconcile net income to net cash provided by operating activities:
Realized losses (gains) on sale of investments and other assets	94	(1,286)	(419)
Net deferred policy acquisition costs	(13,680)	(16,565)	(14,075)
Amortization of cost of customer relationships acquired and other intangibles	3,203	4,650	5,881
Increase (decrease) in fair value of warrants	(828)	244	(489)
Depreciation	1,076	1,297	897
Amortization of premiums and discounts on fixed maturities	1,243	1,467	1,154
Deferred federal income tax expense	1,202	829	2,903

Change in:
Accrued investment income	(8)	(644)	(364)
Reinsurance recoverable	2,552	3,452	(1,311)
Due premiums and other receivables	(1,702)	(1,089)	—
Future policy benefit reserves	34,132	31,741	23,003
Other policy liabilities	275	(46)	4,867
Federal income tax	(2,746)	1,330	(859)
Commissions payable and other liabilities	(3,367)	4,854	2,469
Other, net	(86)	166	3,547

Net cash provided by operating activities	37,917	39,077	34,506

Cash flows from investing activities:
Sale of fixed maturities, held-to-maturity	—	2,472	—
Sale of fixed maturities, available-for-sale	3,844	14,006	14,569
Maturity of fixed maturities, available-for-sale	75,939	57,473	93,746
Purchase of fixed maturities, available-for-sale	(78,845)	(107,080)	(132,557)
Sale of equity securities, available-for-sale	248	334	616
Purchase of equity securities available-for-sale	(36,666)	—	—
Principal payments on mortgage loans	165	201	89
Mortgage loans funded	—	—	(100)
Sale of other long-term investments and property and equipment	428	264	686
Principal payments on note receivable	2	475	396
(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Years ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Decrease (increase) in policy loans, net	$(1,948)	(428)	398
Purchase of other long-term investments and property and equipment	(4,357)	(1,277)	(432)
Purchase of short-term investments	(17,650)	—	—

Net cash used in investing activities	(58,840)	(33,560)	(22,589)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	—	—	3,751
Payment of convertible preferred stock issuance costs	—	—	(187)
Proceeds from sale of Class A common stock	17,083	—	—
Payoff of note payable	—	—	(30,000)
Annuity and universal life deposits	2,279	2,520	3,021
Annuity and universal life withdrawals	(1,837)	(1,827)	(1,912)

Net cash provided by (used in) financing activities	17,525	693	(25,327)

Net increase (decrease) in cash and cash equivalents	(3,398)	6,210	(13,410)

Cash, and cash equivalents at beginning of year	24,521	18,311	31,721

Cash, and cash equivalents at end of year	$21,123	24,521	18,311

Supplemental Disclosure of Operating Activities
Cash paid during the year for:
Interest	$—	—	695

Income taxes	$8,476	2,506	2,450

Supplemental disclosures of non-cash investing and financing activities:
The Company recognized accretion of deferrals and discounts on its Convertible Preferred Stock amounting to $1,337,000, $1,337,000 and $1,418,000 in 2007, 2006 and 2005, respectively. These net discounts and deferrals have increased the carrying amount of the Convertible Preferred Stock in the statement of financial position. The annual dividend to the preferred stockholders amounted to $665,000, $686,000 and $558,000 in 2007, 2006 and 2005, respectively.
In 2005, the Company sold real estate and made a mortgage loan for $185,000, in connection therewith. Additionally, an airplane was sold and a note payable for $875,000 was received from the buyer.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
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

Citizens provides life and health insurance policies through three of its subsidiaries - CICA, SPLIC and CNLIC. CICA issues ordinary whole-life policies internationally and domestically, and burial insurance, pre-need policies, and accident and health related policies, throughout the Midwestern and southern United States. SPLIC offers home service life insurance in Louisiana and Mississippi, and SPFIC, a wholly owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana.

CTI provides data processing systems and services as well as furniture and equipment to the Company. III provides aviation transportation to the Company. FHA is a funeral home operator.

(b)	Basis of Presentation

The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP).

(c)	Investments

Fixed maturities consist primarily of bonds. The Company does not classify any fixed maturities as held-to-maturity. Fixed maturities that may be sold prior to maturity to support the Company’s investment strategies are considered held as available-for-sale and carried at fair value. Equity securities (including non-redeemable preferred stock) are considered available-for-sale and are reported at fair value.

Unrealized appreciation (depreciation) of equity securities and fixed maturities held as available-for-sale is shown as a separate component of stockholders’ equity, net of tax, and is a separate component of comprehensive income.

A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings. This results in the establishment of a new cost basis for the security.

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

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

The Company had cash equivalents and fixed maturities with an aggregate fair value of $9,607,000 and $6,571,000 at December 31, 2007 and 2006, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.

Short-term investments are discounted commercial paper with maturities greater than three months, when purchased, and less than one year. They are carried on the balance sheet at amortized cost.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
(d)	Premium Revenue and Related Expenses

Beginning in the first quarter of 2006, the Company began accruing premium revenue based on the gross amount due rather than just a portion of that amount, in accordance with Statement of Financial Accounting Standards (FAS) No. 60 Accounting and Reporting by Insurance Enterprises. The initial implementation of this accounting treatment, in the amount of $955,000 of income, was recorded in the SAB 108 adjustment discussed in Note 1(p) below.

Premiums on life policies are recognized as earned when due. Due premium on the balance sheet are net of allowances of $1,780,000 in 2007 and $1,440,000 in 2006. Accident and Health policies are recognized as revenue over the contract period on a pro rata basis. Benefits and expenses are associated with earned premiums so as to result in the recognition of profits over the estimated lives of the contracts. This matching is accomplished by means of a provision for future policy benefits and the capitalization and amortization of deferred policy acquisition costs.

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

The key assumptions used for amortization of deferred policy acquisition costs (“DAC”) and cost of customer relationships acquired (“CCRA”) are mortality, persistency and interest earned on investments. In recent years, the Company has experienced better mortality than the previous assumptions presumed. Consequently, management lowered the DAC mortality assumption beginning in 2006, as compared to previous years. Additionally, management changed the DAC persistency assumption beginning in 2006 compared to previous years, due to greater geographic diversity of our business. Specifically, there was an increase of business in the Asian market and a shifting of business within the Latin American markets. Our historical experience reflects that Latin America and Asia behave differently as it relates to persistency. Our historical experience also reflects a difference in behavior among Latin American countries as it relates to persistency. The assumption for interest earned on investments did not materially change between 2007, 2006 and 2005. The CCRA assumptions did not change in 2007 because assumptions are locked in at purchase unless a premium deficiency exists. In the third quarter of 2005, the Company amortized approximately $2.3 million of CCRA in the Home Service segment because of the expected decrease in collected premiums due to Hurricanes Katrina and Rita. Due to the lower life insurance in force amount as reflected in the 2005 write down, the Company adopted a new amortization table dated effective January 1, 2006. The revised amortization table reflects a change in the amount of life insurance in force and not a change in key assumptions.

Due to the reasons mentioned above, the DAC mortality assumption for 2006 and later policy issues was adjusted downward by updating the mortality tables to better reflect improved longevity. However, persistency is the more critical assumption as most policies will lapse before the policyholder dies. Management has seen an improvement in persistency and has amended the DAC persistency assumption for 2006 and later policy issues to better reflect the actual experience from 1996 to 2005. These changes assume higher persistency through policy year four compared to 2005 but a lower persistency for policy years five and beyond. The consequence of this action was a shift in the amortization of DAC with the net effect being lower amortization in the earlier years. Thus, amortization occurs later in the policy life under the new assumptions.

A new GAAP era was created in 2006 for new CICA policies issued to reflect the better mortality and persistency experienced in the last few years. As a result of using this new GAAP era, DAC amortization was approximately $800,000 lower in 2006, as compared to the amount that would have been calculated using the previous GAAP era. There were no changes in assumptions or new GAAP eras created in 2007.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005

The significant majority of the life insurance written by the Company is traditional whole life business. As such, the Company operates under the guidance of FAS 60. In accordance with FAS 60, capitalized acquisition costs are charged to expense using methods that include the same assumptions used in estimating the liability for future policy benefits. Liability assumptions are required under FAS 60 to provide for adverse deviations in experience.  Also, original liability assumptions continue to be used in subsequent accounting periods unless a premium deficiency exists. Accordingly, the Company’s DAC assumptions also include a provision for adverse deviation, are set at the time of policy issue, and are locked in for the life of the policy unless management concludes that DAC is not recoverable.  In such circumstances, DAC is reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in consolidated results of operations. In selecting the provision for adverse deviation, the Company uses reasonably likely deviations from its best estimate assumptions; thus, in general, a reasonably likely change in the Company’s mortality, persistency or interest earned on investments would have minimal effect on DAC amortization.

The Company utilizes the factor method to determine the amount of costs to be capitalized and the ending asset balance. The factor method ensures that policies that lapsed or surrendered during the reporting period are no longer included in DAC or the CCRA calculation. The factor method limits the amount of deferred costs to its estimated realizable value, provided actual experience is comparable to that contemplated in the factors. A recoverability test that considers among other things, actual experience and projected future experience, is performed at least annually.

Deferred policy acquisition costs on universal life contracts are capitalized and amortized over the life of the contract at a constant rate based on the present value of the estimated gross profit amounts expected to be earned over the life of the universal life contracts.

The value of CCRA in the Company’s various acquisitions, which is included in cost of customer relationships acquired in the accompanying consolidated financial statements, was determined based on the present value of future profits discounted at rates ranging from 5% to 8.5%. In 2005 the Company recorded additional amortization of $2.3 million related to the Louisiana hurricanes. In conjunction with this loss recognition, management revised the Company’s amortization methodology to (a) reduce its projection of future collected premiums by approximately 4% and (b) to amortize the acquired paid up block over in force balances, which resulted in a $400,000 decrease in amortization expense in 2006. As a result, for premium-paying policies, the CCRA is being amortized over the anticipated premium paying period of the related policies. For paid-up policies, amortization is based on the change in in-force balances. Prior to 2006, amortization for premium paying and paid-up policies was amortized over the anticipated premium paying period of the premium paying policies.

(f)	Policy Liabilities and Accruals

Future policy benefit reserves for life insurance have been computed by the net level premium method with assumptions as to investment yields, dividends on participating business, mortality and withdrawals based upon the Company’s and industry experience, which provide for possible unfavorable deviation.

A new GAAP era was created in 2006 for new CICA policies issued to reflect the better mortality and persistency experienced in the last few years. As a result of using this new GAAP era, reserves were approximately $400,000 lower in 2006, as compared to the amount that would have been calculated using the previous GAAP era. The new GAAP era only affected policies issued beginning in 2006. This prospective change is consistent with FAS 60 guidance. Annuity benefits are carried at accumulated contract values based on consideration paid by participants and annuity rates of return ranging from 3.0% to 7.5%.

Accident and health reserves are carried based on case-basis estimates for reported claims.

The Company’s property business by its nature requires contingencies for loss reserves and claim costs resulting from specific uncertainties that are not considered to be recurring or normal due to their significance or nature. In 2005, Hurricane Katrina devastated the Gulf Coast. The Company suffered losses of $3.7 million in excess of its reinsurance coverage related to this storm. At the end of 2006, the Company was still receiving claims related to Katrina. As a result, loss reserves were increased by $500,000 in anticipation of newly reported or adjusted claims. In 2007, the Company began to experience a significant slowdown in hurricane related claims, and in the third quarter released approximately $425,000 of liabilities related to Hurricane Katrina, as it was determined that no losses were payable on these policies due to the expiration of the August 29, 2007 filing deadline for claims.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
Anticipated investment income is not considered in determining whether a premium deficiency exists with respect to short-duration contracts.

Premium deposits accrue interest at rates ranging from 4.0% to 8.25% per annum. The cost of insurance is included in premium when collected and interest is credited annually to the deposit account.

Policy and contract claims are based on case-basis estimates for reported claims, and on estimates, based on experience, for incurred but unreported claims and loss expenses.

(g)	Goodwill and Other Intangible Assets

Goodwill is the difference between the purchase price in a business combination and the fair value of assets and liabilities acquired. Other intangible assets include various state insurance licenses, which have been determined to have an indefinite useful lives. Therefore, these amounts are not amortized. Instead, such assets are subjected to annual impairment analyses, while intangibles with definitive lives are amortized over the life of the respective asset. The Company performed assessments of whether there was an indication that goodwill and intangible assets were impaired on December 31, 2006 and wrote off $1.0 million of goodwill in 2006. No impairments were identified in 2005 or 2007.

(h)	Participating Policies

At December 31, 2007 and 2006, participating business approximated 57.6% and 56.4%, respectively, of direct life insurance in force.

Future policy benefits on participating policies are estimated based on net level premium reserves for death and endowment policy benefits ranging from 3% to 8%, and the cash surrender values described in such contract. The average rate of investment yields used in the determination of expected gross margin was 6.0% in 2007, 2006 and 2005. Earnings and dividends on participating policies are allocated based on policies in force.

Policyholder dividends are determined based on the discretion of the Company’s Board of Directors. Policyholder dividends are accrued over the premium paying periods of the insurance contract.

(i)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed under the if-converted method for convertible securities and the treasury stock method for warrants, giving effect to all potential dilutive common stock, including options, warrants and convertible/redeemable preferred stock.

The 2005 stock dividend resulted in the issuance of 2,841,000 Class A shares (including 205,000 treasury shares) and 66,000 Class B shares.

On December 4, 2007, the Company sold approximately 2.7 million shares of Class A common stock in a registered direct public offering. These shares had a very minor effect on weighted average shares, since they were outstanding for such a short period during 2007. The sale resulted in gross proceeds of $18.8 million and net proceeds of $17.1 million, after broker commissions and offering related expenses.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$16,557	8,677	7,302
Less: Preferred stock dividends	(665)	(686)	(558)
Accretion of deferred issuance costs and discounts on preferred stock	(1,337)	(1,337)	(1,418)

Net income available to common stockholders	$14,555	6,654	5,326

Net income allocated to Class A common stock	$14,377	6,572	5,260
Net income allocated to Class B common stock	178	82	66

Net income available to common stockholders	$14,555	6,654	5,326

Denominator:
Weighted average shares of Class A outstanding — basic	40,519	40,216	40,103
Weighted average shares of Class B outstanding — basic and diluted	1,002	1,002	1,002

Total weighted average shares outstanding — basic	41,521	41,218	41,105

Basic and diluted earnings per share of Class A common stock	$0.35	0.16	0.13

Basic and diluted earnings per share of Class B common stock	$0.18	0.08	0.07

In 2007, certain of the warrants on the Convertible Preferred Stock became dilutive. As such, the diluted weighted average shares of Class A stock outstanding for 2007 was 40,574,000. Total diluted weighted average shares was 41,576,000. Diluted earnings per Class A share is unchanged from basic earnings per share at $0.35. The basic and diluted weighted average shares outstanding for the year ended December 31, 2006 were 41,218,000, and were 41,105,000 for the year ended December 31, 2005.

The Series A-1 and A-2 Convertible Preferred Stock is anti-dilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the years ended December 31, 2007, 2006 and 2005 per Class A common stock share obtainable on conversion exceeds basic income per share available to common stockholders. The warrants were anti-dilutive in 2006 and 2005 because the exercise price was in excess of the average Class A common stock market price for those years.

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
December 31, 2007, 2006 and 2005
(k)	Property and Equipment

Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the useful lives of the assets, ranging from three to thirty years. We amortize leasehold improvements over the shorter of the related lease term or the estimated life of the improvements. The Company has no capital leases.

Following is a summary of property and equipment:

	At December 31,
	2007	2006
	(In thousands)
Property and equipment
Home office land and buildings	$6,475	6,754
Furniture and equipment	1,719	1,773
Electronic data processing equipment	3,732	4,036
Automobiles and marine assets	445	394
Airplane	3,282	3,166

Total property and equipment	15,653	16,123
Accumulated depreciation	(8,858)	(8,773)

Net property and equipment	$6,795	7,350

(l)	Reinsurance Recoverable

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

Depreciation is calculated on a straight-line basis using estimated useful lives ranging from three to ten years. Building improvements are depreciated over the estimated lives of thirty years.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
(p)	Accounting Pronouncements

In September 2005, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs and unearned inducements associated with the replaced contract. SOP 05-1 was implemented in the first quarter of 2007. Later clarification from the AICPA on SOP 05-1 implementation addressed reinstatements of previously lapsed policies. The unamortized DAC of lapsed policies should be written off per the clarification. The Company had previously restored the DAC on lapsed policies that were subsequently reinstated. SOP 05-1 is only applied prospectively for reinstatements occurring in quarters beginning after December 31, 2006. The effect of adopting SOP 05-01 has been to increase DAC amortization by $917,000 over what it would have otherwise been.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. However, FAS 157 does not require new fair value measurements. The guidance in FAS 157 will be applied prospectively with the exception of certain financial and hybrid instruments measured at initial recognition under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and for block discounts of financial instruments. Additionally, FAS 157 will increase the disclosures required. The pronouncement is effective for fiscal years beginning after November 15, 2007. The statement will not have a significant effect on the Company’s consolidated financial statements, but could result in additional disclosures.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits the option to measure most financial instruments and certain other items at fair value at specified election dates. The change in value represents the unrealized gains and losses that will be included in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company will not elect the fair value option for any of its financial assets or liabilities.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. The effective date of this implementation guidance was January 1, 2007, with the cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings. The implementation of FIN 48 had no effect on the Company’s consolidated financial statements, as the Company has no significant uncertain tax positions.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005

SAB 108 requires companies to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This quantification is performed using both a balance sheet and an income statement approach, and errors are to be evaluated under each approach. Thus, a company’s financial statements would require adjustment when either approach results in quantifying a material misstatement after considering all relevant quantitative and qualitative factors.

The Company adopted SAB 108 effective January 1, 2006. As such, the Company evaluated the balance sheet and prior period income statements to determine if any material misstatements had occurred. The Company identified misstatements in several balance sheet accounts, but determined that no errors were material to any prior year; therefore, prior year financial statements were not amended. The Company’s SAB 108 adjustment increased the retained deficit by $3.1 million at January 1, 2006.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
The table below reconciles the balance sheet at December 31, 2005 with the SAB 108 adjustments to the adjusted balance at January 1, 2006, in thousands.

	12/31/2005	Correction	Note	1/1/2006
Assets
Investments:
Fixed maturities and equity securities	$458,181	—		458,181
Mortgage loans on real estate	833	50	K	883
Policy loans	23,918	(804)	A	23,114
Real estate and other long-term investments	1,879	972	A	2,851
Cash and cash equivalents	18,311	—		18,311
Accrued investment income	6,478	(14)	A	6,464
Reinsurance recoverable	19,118	378	E	19,496
DAC and CCRA	109,669	(863)	C	108,806
Other intangible assets	2,095	(952)	D	1,143
Excess of cost over net assets acquired	12,402	—		12,402
Property and equipment	7,737	(120)	I	7,617
Due premium, net	28	4,955	B	4,983
Other assets	1,240	(306)	A	934

Total assets	$661,889	3,296		665,185

	12/31/2005	Correction	Note	1/1/2006
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefit reserves:
Life insurance	$436,717	4,544	B,C	441,261
Annuities	19,440	—		19,440
Accident and health	11,580	5	A	11,585
Policyholder deposits, accumulations, claims payable and other funds	31,709	292	F,J	32,001
Commissions payable	2,667	(541)	A	2,126
Federal income tax payable	448	253	L	701
Deferred Federal income tax	1,621	(184)	M	1,437
Warrants outstanding	1,587	—		1,587
Funds held in trust and other liabilities	7,611	2,074	A,C,H	9,685

Total liabilities	513,380	6,443		519,823

Convertible preferred stock	11,546	—		11,546
Total stockholders’ equity	136,963	(3,147)		133,816

Total liabilities and stockholders’ equity	$661,889	3,296		665,185

A.
The Company has historically used a manual technique for converting its statutory insurance accounting trial balances to a GAAP basis. Due to the nature of this method, certain detail supporting various balance sheet account adjustments was lost through the years. During the process of performing account reconciliations during the third and fourth quarters of 2006, misstatements of these balance sheet accounts were identified. The analysis indicated that these errors occurred prior to 2006. The accounts affected and their net effect included in the beginning SAB 108 adjustment are as follows:

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005

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

The Company also determined that certain plans of insurance of SPLIC had negative future policy benefit reserves. Accordingly, an adjustment was recorded in the amount of $544,000.

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
December 31, 2007, 2006 and 2005
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

2) Investments
The cost, gross unrealized gains and losses and fair value of investments of fixed maturities and equity securities, as of December 31, 2007 and 2006, are as follows:

December 31, 2007
(In thousands)
		Gross	Gross
		unrealized	unrealized
	Cost	gains	(losses)	Fair value
Fixed Maturities Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,678	1,313	—	12,991
U.S. Government-sponsored enterprises	279,937	476	(453)	279,960
States of the United States and political subdivisions of the states	64,807	290	(458)	64,639
Foreign governments	106	19	—	125
Public utilities	4,067	—	(125)	3,942
Corporate	86,996	71	(3,016)	84,051
Securities not due at a single maturity date	55,044	316	(642)	54,718

Total fixed maturities available-for-sale	$502,635	2,485	(4,694)	500,426

Total Equity Securities	$36,696	146	(1,173)	35,669

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005

December 31, 2006
(In thousands)
		Gross	Gross
		unrealized	unrealized
	Cost	gains	(losses)	Fair value
Fixed Maturities Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$13,862	809	(4)	14,667
U.S. Government-sponsored enterprises	266,554	102	(5,933)	260,723
States of the United States and political subdivisions of the states	59,844	220	(438)	59,626
Foreign governments	106	17	—	123
Public utilities	2,016	—	(33)	1,983
Corporate	101,197	85	(2,929)	98,353
Securities not due at a single maturity date	54,360	26	(1,543)	52,843

Total fixed maturities available-for-sale	$497,939	1,259	(10,880)	488,318

Total Equity Securities	$279	40	(7)	312

For investments of available-for-sale fixed maturities and equity securities that have unrealized losses as of December 31, 2007, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows:

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005

	December 31, 2007
		Gross	Gross
		unrealized	unrealized
		(losses) less	(losses) more
	Cost	than 12 months	than 12 months	Fair value
		(In thousands)
Fixed maturities available-for-sale:
U.S. Government-sponsored enterprises	$650	(2)	—	648
U.S. Government-sponsored enterprises	46,135	—	(451)	45,684
Public utilities				—
States of the United States and political subdivisions of the states	21,488	(193)	—	21,295
States of the United States and political subdivisions of the states	18,214	—	(264)	17,950
Public utilities	4,067	—	(125)	3,942
Corporate	15,879	(648)	—	15,231
Corporate	61,867	—	(2,368)	59,499
Securities not due at a single maturity date	8,517	(36)	—	8,481
Securities not due at a single maturity date	22,412	—	(607)	21,805

Total fixed maturities available-for-sale	$199,229	(879)	(3,815)	194,535

Equity Securities available-for-sale:

Equity securities	$20,534	(1,168)	—	19,366
Equity securities	29	—	(5)	24

Total equity securities available-for-sale	$20,563	(1,168)	(5)	19,390

The largest of group fixed maturities available-for-sale in a gross unrealized loss position for more than 12 months are primarily corporate and mortgage-backed securities acquired in the acquisition of Security Plan in 2004, and under purchase GAAP accounting, have a higher cost basis than historical cost. These premiums are being amortized to net investment income. Management has completed its assessment of other-than-temporary impairment of these securities. Based on our evaluation of the credit worthiness of the issuers and the Company’s ability and intent to hold these securities to maturity, none of the unrealized losses are considered to be other-than-temporary.
The next largest group of fixed maturities available-for-sale in a gross unrealized loss situation for more than 12 months are investments in callable instruments issued by U.S. Government-sponsored enterprises and the current loss position primarily relates to changes in the current interest rate environment. Given the nature of the securities involved and the Company’s intent and ability to hold these securities to full recovery, management does not believe that the unrealized losses on these instruments will result in realized losses.
The amortized cost and fair value of fixed maturities at December 31, 2007 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005

	December 31, 2006
		Gross	Gross
		unrealized	unrealized
		(losses) less	(losses) more
	Cost	than 12 months	than 12 months	Fair value
		(In thousands)
Fixed maturities available-for-sale:
U.S. Government-sponsored enterprises	$67,672	(531)	—	67,141
U.S. Government-sponsored enterprises	195,099	—	(5,406)	189,693
States of the United States and political subdivisions of the states	17,690	(248)	—	17,442
States of the United States and political subdivisions of the states	18,291	—	(190)	18,101
Public Utilities	2,016	(33)	—	1,983
Corporate	27,081	(627)	—	26,454
Corporate	65,970	—	(2,302)	63,668
Securities not due at a single maturity date	405	(8)	—	397
Securities not due at a single maturity date	48,998	—	(1,535)	47,463

Total fixed maturities available-for-sale	$443,222	(1,447)	(9,433)	432,342

Total equity securities available-for-sale	$79	—	(7)	72

The amortized cost and fair value of fixed maturities at December 31, 2007 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Fixed maturities available-for-sale
(In thousands)

	Amortized Cost	Fair Value
Due in one year or less	$12,991	12,924
Due after one year through five years	28,190	27,672
Due after five years through ten years	14,268	14,038
Due after ten years	392,142	391,074

	447,591	445,708
Securities not due at a single maturity date	55,044	54,718

Totals	$502,635	500,426

The securities not due at a single maturity date are mortgage-backed obligations of U.S. Government corporations and agencies.
The Company had no investments in any one entity that exceeded 10% of stockholders’ equity at December 31, 2007.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
Major categories of net investment income are summarized as follows:

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Investment income on:
Fixed maturities	$26,925	25,386	21,572
Equity securities	2,171	6	16
Mortgage loans on real estate	33	46	330
Policy loans	1,919	1,219	1,494
Long-term investments	(47)	479	468
Other	191	255	579

	31,192	27,391	24,459
Investment expenses	(449)	(416)	(891)

Net investment income	$30,743	26,975	23,568

Proceeds and gross realized gains (losses) from sales of fixed maturities available-for-sale for 2007, 2006 and 2005 are summarized as follows:

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Proceeds	$3,844	$14,006	14,569

Gross realized gains	$18	$1,090	324

Gross realized (losses)	$(141)	$(122)	(121)

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
Proceeds and gross realized gains (losses) from sales of equity securities for 2007, 2006 and 2005 are summarized as follows:

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Proceeds	$248	334	616

Gross realized gains	$30	183	322

Gross realized losses	$(32)	—	—

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
Realized gains (losses) are as follows:

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Realized gains (losses):
Fixed maturities	$(123)	1,251	203
Equity securities	(2)	183	322
Property and equipment	—	—	505
Other long-term investments	31	(148)	(611)

Net realized gains (losses)	$(94)	1,286	419

(3) Cost of Customer Relationships Acquired and Goodwill
     Cost of customer relationships acquired (CCRA) is summarized as follows:

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Balance at beginning of period	$34,812	39,259	44,904
SAB 108 adjustment	—	(863)	—

Adjusted balance at beginning of period	34,812	38,396	44,904
Amortization	(3,176)	(3,584)	(5,645)

Balance at end of period	$31,636	34,812	39,259

Amortization above is net of accrued interest of $1,910,000, $2,094,000, and $2,382,000 in 2007, 2006 and 2005, respectively.
Estimated amortization of cost of customer relationships acquired in each of the next five years and thereafter, is as follows. Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

(In thousands)
Year	Amount
2008	$2,750
2009	2,500
2010	2,271
2011	2,074
2012	1,905
Thereafter	20,136
In 2005, the Company recorded additional amortization of $2.3 million, in SPLIC, related to the Louisiana hurricanes. In conjunction with this loss recognition, management revised the Company’s amortization methodology to (a) reduce the projection of future collected premiums by approximately 4% and (b) to amortize the acquired paid up block over in force balances, which resulted in a decrease in amortization expense in 2006. As a result, for premium-paying policies, the CCRA is being amortized over the anticipated premium paying period of the related policies. For paid-up policies, amortization is based on the change in in-force balances. Prior to 2006, amortization for paid-up policies was amortized over the anticipated premium paying period of the premium paying policies.
     Goodwill is in the Life Insurance segment and is tested for impairment at December 31 of each year. The analysis of goodwill of CNLIC, a reporting unit within the Life Insurance segment, indicated that it was impaired at December 31, 2006. Due to significant declines in new business issued by CNLIC, the fair value of this reporting unit was below its carrying value. As a result, an impairment loss of $1,016,000 was recognized in the fourth quarter of 2006. The fair value of that reporting unit was estimated using the present value of estimated future cash flows. There was no impairment of goodwill in 2007.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
(4) Policy Liabilities
Various assumptions used to determine the future policy benefit reserves of life insurance include the following: a) valuation interest rates from 4% to 9%, b) mortality assumptions are from the 1955 to 1960, 1965 to 1970, 1975 to 1980 and 2001 Select and Ultimate mortality tables and c) withdrawals are based primarily on actual historical termination rates.
The following table presents information on changes in the liability for life, accident and health and property policy and contract claims for the years ended December 31, 2007, 2006 and 2005.

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Policy claims payable at January 1	$9,448	11,227	8,282
Less: reinsurance recoverable	2,039	4,337	2,714

Net balance at January 1	7,409	6,890	5,568
SAB 108 adjustment (see note 1(q))	—	292	—

Adjusted balance at January 1	7,409	7,182	5,568
Add: claims incurred, related to:
Current year	22,985	24,790	27,928
Prior years	(883)	2,838	(1,212)

	22,102	27,628	26,716

Deduct: claims paid, related to:
Current year	18,736	18,731	21,037
Prior years	5,785	8,670	4,357

	24,521	27,401	25,394

Net balance December 31	4,990	7,409	6,890
Plus: reinsurance recoverable	1,918	2,039	4,337

Policy claims payable, December 31	$6,908	9,448	11,227

The favorable development of prior year claim reserves in 2005 reflects claims settling at amounts less than actuarial estimates. These settlements, predominantly on accident and health policies, can vary significantly from the actuarially computed expected experience, particularly on a “closed block” of business, where policies may lapse resulting in a lower incurred claim amount than would otherwise be expected. The adverse development in 2006 occurred because SPFIC continued to receive new claims in excess of those estimated related to Hurricane Katrina that occurred in 2005. Through December 31, 2006, losses in excess of reinsurance on Hurricane Katrina amounted to more than $3.7 million, resulting in SPLIC infusing $4.0 million of additional capital into SPFIC in 2006. The favorable development in 2007 was the result of the expiration of the extended due date for filing of hurricane claims. The Company released approximately $425,000 of liabilities, as it was determined that no amounts were payable on these policies.
(5) Reinsurance
In the normal course of business, the Company reinsures portions of certain policies that it underwrites to limit disproportionate risks. During 2007 and 2006, the Company retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life. The Company also reinsures 100% of its accidental death benefit rider coverage. Catastrophe reinsurance is in place for our property policies. In 2007 and 2006, this reinsurance provided $10,000,000 of coverage above a $500,000 deductible. In 2005, this reinsurance provided $7,100,000 of coverage above $250,000 for the first event and the same coverage for the second event upon payment of a reinstatement premium. Our health insurance policies are substantially all reinsured on a 100% coinsurance basis. The Company remains contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. We obtain reinsurance from multiple reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. The ratings by A.M. Best range from B+ to A+. To support and protect our position, we have established and funded a trust to support our liabilities related to accident and health reinsurance ceded to Texas International Life Insurance Company, which represents $8.9 million of the $13.5 million of reinsurance recoverable at December 31, 2007.
Assumed and ceded life reinsurance activity as of December 31, 2007 and 2006 is summarized as follows:

	At December 31,
	2007	2006
	(In thousands)
Aggregate assumed life insurance in force	$644,242	669,787

Aggregate ceded life insurance in force	$(273,553)	(258,756)

Net life insurance in force	$4,538,202	4,382,530

The Company’s reinsurance recoveries on ceded reinsurance were $13.5 million in 2007, $16.0 million in 2006, and $19.1 million in 2005. Premiums and claims and surrenders assumed and ceded for all lines of business for these years are summarized as follows:

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Premiums from short-duration contracts:
Direct	$6,803	5,747	5,907
Assumed	—	—	—
Ceded	(843)	(1,025)	(1,131)

Net premiums earned	5,960	4,722	4,776

Premiums from long-duration contracts:
Direct	143,763	133,434	123,663
Assumed	1,462	1,126	571
Ceded	(10,280)	(10,786)	(12,736)

Net premiums earned	134,945	123,774	111,498

Total premiums earned	$140,905	128,496	116,274

Claims and surrenders assumed	$1,422	1,056	561

Claims and surrenders ceded	$(9,338)	(10,448)	(20,433)

SPFIC has reinsurance agreements in place to protect it from catastrophic events such as Hurricanes Katrina and Rita that struck Louisiana in 2005. The agreements in place during 2005 provided that SPFIC bore responsibility for the first $250,000 of incurred claims. Reinsurers indemnified SPFIC for losses in excess of $250,000 up to $7.1 million per event. Any amount over $7.1 million was SPFIC’s responsibility. SPFIC incurred claims of approximately $3.7 million in excess of $7.1 million on Hurricane Katrina. Once the maximum coverage was met, SPFIC had an opportunity to pay for “2nd event” coverage, upon payment of approximately $400,000 in premium. SPFIC elected to do so and the claims for Hurricane Rita were covered under this second event reinsurance. Through December 31, 2007, claims related to Hurricane Rita were approximately $5.0 million and were 100% reinsured. For calendar year 2007 and 2006, SPFIC elected to increase the amount of 1st event catastrophe reinsurance to $10 million and increase the retention to $500,000 by paying an annual premium of $840,000 and $799,000 in 2007 and 2006 respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
(6) Stockholders’ Equity and Restrictions
The two classes of common stock of the Company are equal in all respects, except (a) each Class A share receives twice the cash dividends paid on a per share basis to the Class B common stock; and (b) the Class B common stock elects a simple majority of the Board of Directors of Citizens and the Class A common stock elects the remaining directors.
The table below shows the combined total of all insurance subsidiaries’ capital and surplus and net income (loss) for life insurance operations and property insurance operations, though these amounts are not all available as dividends to the parent company, because only CICA is directly owned by the Company. All other subsidiaries are owned by CICA.

	At December 31,
	2007	2006
	(In thousands)
Combined Statutory Stockholders’ Equity

Life insurance operations	$110,340	99,693
Property insurance operations	4,570	3,393

Total statutory capital and surplus	$114,910	103,086

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Combined Statutory Net Income (Loss)

Life insurance operations	$14,644	9,104	7,747
Property insurance operations	1,184	(3,783)	(3,812)

Total statutory net income	$15,828	5,321	3,935

Generally, the net assets of the insurance subsidiaries available for transfer to the Company are limited to the lesser of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Under these practices, total capital and surplus at December 31, 2007 was $51.6 million for CICA. Based upon statutory net gain from operations and surplus of CICA as of and for the year ended December 31, 2007, approximately $4.8 million of dividends could be paid to the Company without prior regulatory approval in 2007. Payments of dividends in excess of such amounts would generally require approval by regulatory authorities.
CICA, CNLIC and SPLIC have calculated their risk based capital (RBC) in accordance with the National Association of Insurance Commissioners’ Model Rule and the RBC rules as adopted by their respective state of domicile. The RBC as calculated for CICA, CNLIC and SPLIC as of December 31, 2007 exceeded levels requiring company or regulatory action.
(7) Convertible Preferred Stock
In July 2004, the Company completed a private placement of $12.5 million of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to four unaffiliated institutional investors. The Company also issued to the investors warrants to purchase 544,000 shares of Class A common stock, at an exercise price of $6.95 per share, and unit warrants to purchase Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”). The conversion, exercise and redemption prices set forth in this Note 7, along with the numbers of shares and warrants (except for the 25,000 Series A-1 Preferred shares referenced below), have been adjusted for the respective stock dividends paid December 31, 2004 and December 30, 2005.
The 25,000 shares of Series A-1 Preferred carry a 4% per annum dividend, payable quarterly in cash or, if certain conditions are met, shares of the Company’s Class A common stock. The Company has paid all of the preferred dividends through December 31, 2007 with Class A common stock.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
The Company may, at its option, subject to certain conditions, increase the issued Series A-1 Preferred by $12.5 million to $25 million by requiring the investors to make additional payments for their shares of Series A-1 Preferred.
The Series A-1 Preferred and Series A-2 Preferred are convertible at the option of the investors into shares of Class A common stock at a conversion price of $6.33 per share and a range from $6.11 to $7.26 per share, respectively, and each with a mandatory redemption in five years after their issuance if not converted prior to the redemption date. The Series A-1 Preferred can be converted into an aggregate of 1,975,000 Class A common shares. The Series A-2 Preferred can be converted into an aggregate number of shares based on a variable defined price.
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
The unit warrants, which were also issued on in July 2004, entitled the investors to purchase from the Company up to $5 million of Series A-2 Preferred. Three of the four investors exercised their unit warrants, for an exercise price of approximately $3.75 million, before the unit warrants expired in October 2005. The Series A-2 Preferred shares are convertible into Class A common stock at conversion prices equal to 110% of the average market closing prices of the Class A common stock for the 30 trading days before the respective dates of issuance of the Series A-2 Preferred to the three investors. The redemption period for the Series A-2 Preferred expires on July 12, 2009.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
The Company initially recognized deferred issuance costs in 2004 of $1,486,000, a discount on the beneficial conversion feature of $3,073,000 and discounts on fair values of options and warrants of $2,719,000, respectively, as offsets against the $12.5 million issuance of the Series A-1 Preferred. This feature represents the difference at July 12, 2004 between the fair value of the Citizens Class A common stock and the effective conversion price, taking into account embedded warrants and options based upon the number of shares to be converted. This intrinsic value reduced the carrying value of the Series A-1 Preferred on the statement of financial position with an equal amount credited to the Class A common stock. In 2007 and 2006, these deferred issuance costs and discounts were amortized to the Class A common stock over the period until redemption using the effective interest method. On July 7, 2005, September 30, 2005 and October 6, 2005, three of the four unaffiliated investors exercised their right to purchase the Series A-2 Convertible Preferred Stock. The Company recognized deferred issuance costs of $247,000 and a premium of $721,000 related to the liability for the option recorded at the date of the respective exercises.
At December 31, 2007 and 2006, there was $583,000 and $942,000 in unaccreted deferred issuance costs and $1,449,000 and $2,427,000 in unaccreted net discount costs, respectively. The redemption value of the series A-1 and A-2 convertible stock was $16,251,000 at December 31, 2007.
The initial July 2004 recognition of the beneficial conversion feature and discounts on fair values of options and warrants resulted in $3,073,000 of additional paid-in capital for the Class A common stock and $2,944,000 of liabilities for options and warrants. Changes in the fair value of options and warrants are recognized in the statement of operations with a corresponding change in the liabilities for options and warrants.
(8) Commitments and Contingencies
We have committed to the following contractual obligations as of December 31, 2007 with the payments due by the period indicated below:

		Less than			More than 5
Contractual Obligation	Total	1 Year	1 to 3 Years	3 to 5 Years	Years
(In Thousands)
Operating leases	$1,108	451	551	90	16
Other	44	44	—	—	—

Total operating and other leases	1,152	495	551	90	16

Future policy benefit reserves:
Life insurance	508,209	189	1,060	9,952	497,008
Annuities	22,792	11,923	5,344	2,304	3,221
Accident and health	8,293	8,293	—	—	—

Total future policy benefit reserves	539,294	20,405	6,404	12,256	500,229

Policy claims payable:
Life insurance	4,704	4,704	—	—	—
Accident and health	1,545	1,545	—	—	—
Casualty	659	659	—	—	—

Total policy claims payable	6,908	6,908	—	—	—

Convertible Preferred Stock	16,251	—	16,251	—	—

Total contractual obligations	$563,605	27,808	23,206	12,346	500,245

The payments related to the future policy benefits and policy claims payable reflected in the table above have been projected utilizing assumptions based upon our historical experience and anticipated future experience.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court which, on March 2, 2007, reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. As a result, no class action is presently certified, and plaintiffs’ counsel is seeking to recertify the class. In order to recertify the class, the lead plaintiff must establish that he is qualified to represent the purported class and that the res judicata effect of a class action will not have a deleterious effect on the putative class members. The underlying lawsuit alleges that certain life insurance policies that we made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We believe the lawsuit is without merit and intend to continue a vigorous defense in any remaining proceedings, including any class recertification. If the class is recertified, we could be exposed to costly and time consuming litigation, and an adverse judgment could have a material adverse effect on our results of operations and financial condition. The case is now back before the District judge for her performance of an analysis of the evidence presented to see if it warrants recertification of a class.
Our wholly-owned Louisiana property insurer, SPFIC, has been named as a defendant in a lawsuit filed in the United States District Court, Eastern District of Louisiana, in which plaintiff originally asserted allegations on behalf of a purported class. All class allegations were subsequently dismissed. The suit was filed on August 28, 2006, and was initially styled Connie Abadie, et al v. Aegis Security Insurance Co., et al., or Connie Abadie. Most of the property and casualty insurers in Louisiana were also named in this lawsuit. The suit sought payments for claims denied by SPFIC and other declaratory relief related to Hurricane Katrina. It was unclear from the petition how many plaintiffs were insureds of SPFIC. In order to expedite the handling of all the litigation related to Hurricane Katrina, the court consolidated Connie Abadie into an action styled In Re: Katrina Canal Breaches Consolidated Litigation, or the Katrina Consolidated Litigation. On March 15, 2007, a Master Class Action Insurance Complaint was filed in the Katrina Consolidated Litigation. On March 27, 2007, the Katrina Consolidated Litigation was administratively closed by the court and superseded by the Master Class Action Insurance Complaint. Presently, the Master Class Action Insurance Complaint is stayed by order of the court.
One of the defenses that certain defendants in the Master Class Action Insurance Complaint have asserted is that their insurance policies excluded claims for flood damage, even though the floods resulting from Hurricane Katrina may have been caused by negligence. On August 2, 2007, the U.S. Court of Appeals for the Fifth Circuit ruled in the Master Class Action Insurance Complaint that the flood exclusion language in certain property insurance policies was effective to preclude claims for flood damage by policyholders whose policies include such an exclusion. Although SPFIC was not a party to that lawsuit, its policies do exclude flood damage claims. On September 30, 2007, the judge presiding over the Master Class Action Insurance Complaint issued a ruling holding that specific named peril policies that do not list flooding as one of the named perils do not provide coverage for flooding. SPFIC’s policies are named peril policies that do not list flooding as one of the named perils. SPFIC intends to continue to vigorously defend any claims resulting from flood damage on the grounds, among others, that its policies do not cover such damage. The deadline for filing claims against insurers arising out of property damage from Hurricane Katrina was August 29, 2007.
SPFIC is also a defendant in a suit styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007 by the state of Louisiana as subrogee/assignee of the insureds of more than 200 different insurance companies. The suit was filed to recover money that the state of Louisiana paid to certain insureds under the Louisiana Road Home Program for damages resulting from Hurricanes Katrina and Rita. The suit was removed to the United States District Court for the Eastern District of Louisiana on September 11, 2007 and the removal was appealed by the Plaintiff. Responsive pleadings have not yet been filed on behalf of any of the defendant insurers in this case, nor has any discovery been conducted to date.
SPFIC was also named as a defendant in a lawsuit filed in the Civil District Court for the Parish of Orleans on behalf of Karen Cheneau in August 2006. The Cheneau suit stems from damages Ms. Cheneau sustained during Hurricane Katrina. In November 2007, plaintiff filed a Motion for Leave to File First Amended Petition to Assert Class Allegations Against SPFIC. The purported class consists of Louisiana citizens who purchased homeowner’s insurance coverage and/or contents insurance coverage from SPFIC, whose homes and/or property covered by said policies were damaged as a result of Hurricane Katrina

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
and who timely submitted claims to SPFIC for their losses, and who either received no recovery or received less than the proper value of their valued policies as a result of their claims. SPFIC has responded to the Amended Petition by filing Exceptions of No Cause of Action, No Right of Action, Vagueness, Prescription and Failure to Meet Class Action Requirements.
The exceptions have not yet been set for hearing. SPFIC intends to vigorously defend this lawsuit. The Master Class Action Insurance Complaint, the Road Home Litigation and Cheneau are in the early stages of litigation, and no discovery has yet occurred. Therefore, it is not possible to evaluate how many claims in those cases relate to SPFIC, or the potential exposure to SPFIC. However, in the event of an adverse outcome, the potential exposure to SPFIC could be significant
On November 8, 2005, SPLIC was named as a defendant in a suit filed by Lilac Todd, who alleges that SPLIC failed to pay her claim for medical expenses arising out of the amputation of one of her limbs. On December 20, 2007, a Supplemental and Amended Petition for Damages was filed pursuant to which plaintiff has asserted class action allegations pursuant to La. C.C.P. art. 591. The purported class is defined as all Louisiana insureds of SPLIC, whose policies contained an incontestability provision identical or similar to Ms. Todd’s policy, and whose claims were denied within 10 years of the petition filing on the basis of illnesses, injuries or diseases diagnosed or which occurred at any time preceding the incontestability. SPLIC has responded by filing Exceptions of Vagueness and of Improper Use of the Class Action Procedure, as well as an Answer to the Supplemental and Amended Petition for Damages. The Exceptions have not yet been set for hearing. The Lilac Todd matter is in the early stages of litigation relative to the class allegations and no discovery has yet occurred. Therefore, it is not possible to know how many claims in this case relate to SPLIC, or the potential exposure to SPLIC. SPLIC intends to aggressively defend this action. However, in the event of an adverse outcome, the potential exposure to SPLIC could be significant.
In addition to the legal proceedings described above, we may from time to time be subject to a variety of legal and regulatory actions relating to our future, current and past business operations, including, but not limited to:
•	disputes over insurance coverage or claims adjudication;

•	regulatory compliance with insurance and securities laws in the United States and in foreign countries;

•	disputes with our marketing firms, consultants and employee agents over compensation and termination of contracts and related claims;

•	disputes regarding our tax liabilities;

•	disputes relative to reinsurance and coinsurance agreements; and

•	disputes relating to businesses acquired and operated by us.
In the absence of countervailing considerations, we would expect to defend any such claims vigorously. However, in doing so, we could incur significant defense costs, including not only attorneys’ fees and other direct litigation costs, but also the expenditure of substantial amounts of management time that otherwise would be devoted to our business. If we suffer an adverse judgment as a result of any claim, it could have a material adverse effect on our business, results of operations and financial condition. We have not established any reserve account on our consolidated financial statements for the adverse financial impact of any of our litigation matters.
(9) Segment and Other Operating Information
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
December 31, 2007, 2006 and 2005
The following summary presents the Company’s profit (loss) measurement from continuing operations for each reportable segment, along with certain components of that profit (loss) measurement, for the periods indicated.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Profit (Loss) Measurement
Income (loss) before federal income tax:
Life Insurance	$11,636	10,803	4,715
Home Service Insurance	11,545	3,531	5,902
Other Non-Insurance Enterprises	317	(992)	1,179

Total consolidated income before Federal income taxes	$23,498	13,342	11,796

Selected Components of Profit Measurement
Total revenue:
Life Insurance	$119,003	105,747	90,649
Home Service Insurance	52,879	51,235	49,655
Other Non-Insurance Enterprises	1,912	1,077	1,809

Total consolidated revenue	$173,794	158,059	142,113

Premium income:
Life Insurance	$101,449	90,479	78,592
Home Service Insurance	39,456	38,017	37,682
Other Non-Insurance Enterprises	—	—	—

Total consolidated premium income	$140,905	128,496	116,274

Net investment income:
Life Insurance	$16,891	14,243	11,780
Home Service Insurance	13,502	12,232	11,573
Other Non-Insurance Enterprises	350	500	215

Total consolidated net investment income	$30,743	26,975	23,568

Amortization expense:
Life Insurance	$12,050	12,102	11,424
Home Service Insurance	3,683	3,939	4,770
Other Non-Insurance Enterprises	—	—	—

Total consolidated amortization expense	$15,733	16,041	16,194

Realized gains (losses):
Life Insurance	$3	321	(105)
Home Service Insurance	(85)	983	305
Other Non-Insurance Enterprises	(12)	(18)	219

Total consolidated realized gains (losses)	$(94)	1,286	419

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005

	At December 31,
	2007	2006
	(In thousands)
Assets:
Life Insurance	$449,719	395,297
Home Service Insurance	305,997	300,368
Other Non-Insurance Enterprises	32,193	15,519

Total	$787,909	711,184

Major categories of premiums are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Year Ended December 31:
Premium income:
Ordinary life	$133,257	122,277	110,519
Group life	1,165	981	568
Accident and health	1,558	1,461	1,560
Casualty	4,925	3,777	3,627

Total premium income	$140,905	128,496	116,274

Geographic Information
The following table sets forth the Company’s total yearly earned premium from geographic area for the years indicated:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Area
United States	$57,447	56,717	59,562
Columbia	24,427	23,088	20,699
Taiwan	12,607	10,173	7,057
Argentina	9,133	9,060	8,476
Venezuela	11,652	8,995	7,228
Ecuador	9,673	7,482	5,296
Other foreign countries	25,627	23,666	21,252
Reinsurance	(9,661)	(10,685)	(13,296)

Total	$140,905	128,496	116,274

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
(10) Income Taxes
A reconciliation of Federal income tax expense computed by applying the Federal income tax rate of 35% in 2007 and 34% in 2006 and 2005 to income before Federal income tax expense is as follows:

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Expected tax expense	$8,224	4,536	4,011
Change in valuation allowance	(1,177)	41	1,102
Tax-exempt interest	(241)	(281)	(230)
Goodwill impairment loss	—	345	—
Change in fair value of options and warrants	(290)	83	(166)
Adjustment of prior year taxes	294	(33)	(144)
Taxable portion of intercompany dividend	175	—	—
State income tax credits	(149)	—	—
Change in expected tax rate related to deferred taxes	48	—	—
Other	48	(26)	(79)

Federal income tax expense	6,932	4,665	4,494
State income tax expense	9	—	—

Total income tax expense	$6,941	4,665	4,494

Income tax expense consists of:

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Current	$5,739	3,836	1,591
Deferred	1,202	829	2,903

Total income tax expense	$6,941	4,665	4,494

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	At December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Future policy benefit reserves	$22,918	21,309
Net operating loss carryforwards	6,741	6,768
Due and accrued dividends and expenses	1,122	935
Investments available-for-sale	1,132	3,259
State income tax credits	149	—
Other	712	915

Total gross deferred tax assets	32,774	33,186
Valuation allowance	—	(1,177)

Total gross deferred tax assets net of valuation allowance	32,774	32,009
Deferred tax liabilities:
Deferred policy acquisition costs, cost of customer relationships acquired and intangible assets	(35,324)	(31,064)
Investments amortization	(1,751)	(1,956)
Other	(509)	(487)

Total gross deferred tax liabilities	(37,584)	(33,507)

Net deferred tax liability	$(4,810)	(1,498)

A summary of the changes in the components of deferred federal income taxes is as follows:

	At December 31,
	2007	2006
	(In thousands)
Deferred tax liabilities:
Balance January 1	$(1,498)	(1,621)
SAB 108 adjustment (see note 1(q))	—	184

Adjusted balance at January 1	(1,498)	(1,437)

Deferred tax expense	(1,202)	(829)
Investments available-for-sale	(2,110)	768

Balance December 31	$(4,810)	(1,498)

The Company and its subsidiaries had net operating losses at December 31, 2007 available to offset future taxable income of approximately $19.3 million for Federal income tax, expiring at various times through 2027. A portion of the net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code. At December 31, 2007 and 2006, the Company determined that as a result of the Company’s income, projected future income, tax planning strategies, and the nature of the items from which its deferred tax assets are derived, it is more likely than not that its deferred tax assets would be realized. The valuation allowance originally established in 2005 related to net operating losses of CNLIC, due to the proposed sale of CNLIC, was released in 2007, as the sales contract was terminated. In 2008, CNLIC will be eligible to be included in the life-nonlife consolidated tax return of the Company. CICA, the parent of CNLIC is expected to have sufficient taxable income in 2008 to absorb the net operating loss carryovers of CNLIC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
At December 31, 2007, the Company had accumulated approximately $3,291,000 in its “policyholders’ surplus account.” This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated. No new additions will be made to this account. Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to the shareholder, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction. The Company does not anticipate any transactions that would cause any part of this amount to become taxable. However, should the balance at December 31, 2007 become taxable, the tax computed at present rates would be approximately $1,152,000.
The Company implemented SAB 108 as of January 1, 2006 and increased federal income taxes payable by $253,000, from $448,000 to $701,000 as of that date.
The Company implemented FIN 48 during the first quarter of 2007. One provision of FIN 48 requires accruing interest and/or penalties on potential tax deficiencies resulting from unsustainable tax positions. The Company did not accrue any interest or penalties related to uncertain tax positions during year ended December 31, 2007, because such positions are immaterial.
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

	At December 31,
	2007		2006
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
Financial assets:
Fixed maturities	$500,426	500,426	488,318	488,318
Equity securities	35,669	35,669	312	312
Mortgage loans	291	334	456	469
Policy loans	25,490	25,490	23,542	23,542
Cash and cash equivalents	21,123	21,123	24,521	24,521
Short-term investments	17,650	17,650	—	—

Financial liabilities:
Annuities	22,792	22,792	20,761	20,761
Fair values for fixed income securities and equity securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.
Mortgage loans are secured principally by residential properties. Weighted average interest rates for these loans were approximately 8.9% and 8.4%, as of December 31, 2007 and 2006, respectively, with maturities ranging from one to fifteen years. Management estimated the fair value using an interest rate of 6.25% at December 31, 2007 and 2006.
The carrying value and fair values for the Company’s liabilities under annuity contract policies are the same and represent the policyholder’s account balance, which is available upon surrender of the contract. Surrender charges are minimal. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
Policy loans have a weighted average interest rate of 7.5% as of December 31, 2007 and 2006, and have no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies that the Company has in force and cannot be valued separately and is not marketable, therefore a fair value is not calculated.
For cash and cash equivalents, accrued investment income, amounts recoverable from reinsurers, other assets, federal income tax payable and receivable, dividend accumulations, commissions payable, amounts held on deposit, and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.
(12) Other Comprehensive Income (Loss)
The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 35% in 2007 and 34% in 2006 and 2005, for the periods indicated as follows:

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005

	Pre-tax	Tax	Net
	Amount	Effect	Amount
	(In Thousands)
Year ended December 31, 2007
Unrealized gains on securities:
Unrealized holding gain arising during the period	$6,228	(2,084)	4,144
Add: reclassification adjustment for losses included in net income	125	(44)	81
Change in tax valuation allowance	—	18	18

Other comprehensive income	$6,353	(2,110)	4,243

Year ended December 31, 2006
Unrealized loss on securities:
Unrealized holding loss arising during the period	$(1,613)	548	(1,065)
Add: reclassification adjustment for gains included in net income	(1,434)	488	(946)
Unrealized gains on securities transferred during the period from held-to-maturity to available-for-sale	734	(250)	484
Change in tax valuation allowance	—	(18)	(18)

Other comprehensive loss	$(2,313)	768	(1,545)

Year ended December 31, 2005
Unrealized loss on securities:
Unrealized holding loss arising during the period	$(5,614)	1,909	(3,705)
Add: reclassification adjustment for gains included in net income	(525)	178	(347)

Other comprehensive loss	$(6,139)	2,087	(4,052)

(13) Profit-Sharing Plan
The Company sponsors a defined contribution profit-sharing plan. Employees with one year of service can participate. Contributions are made at the Company’s discretion and are subject to a tiered vesting schedule. Employer contributions to the plan were $650,000, $750,000 and $500,000 in 2007, 2006 and 2005, respectively. The plan does not permit employee contributions.
(14) Related Party Transactions
The Company sponsors the Citizens, Inc. Stock Investment Plan (the “Plan”), which is administered by an independent third party. The Plan is a means for new and existing investors in Citizens, Inc. Class A Common Stock to purchase and sell shares at market prices. Each share purchased through the Plan is registered in the name of the investing shareholder. The Company offers the Plan to the Company’s policyholders for automatic investment of policy benefits, including policyholder dividends. The Company does not have possession of, or control over, any amounts invested through the Plan.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
(15) Quarterly Financial Information (Unaudited)
The following table contains selected unaudited financial data for each quarter.

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands)
2007
Revenues	$49,958	42,807	41,633	39,396
Benefits and expenses	41,386	36,981	36,451	35,478
Federal income tax expense	2,638	1,169	1,655	1,479
Net income	5,934	4,657	3,527	2,439
Net income available to common shareholders	5,449	4,154	3,016	1,936
Basic earnings per share of Class A common stock	0.13	0.10	0.07	0.05
Basic earnings per share of Class B common stock	0.07	0.05	0.04	0.03
Diluted earnings per share of Class A common stock	0.10	0.10	0.07	0.05
Diluted earnings per share of Class B common stock	0.05	0.05	0.04	0.03

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005

		SAB 108
	As Reported	Adjustments	Inter period	As
	on Form 10-Q	(See Note 1(q))	Adjustments	Adjusted
	(In thousands)
2006
Fourth Quarter:
Revenues	43,270	955 A
		162 B
		216 C		44,603

Benefits and expenses	38,145	350 D	(589) E
			65 F	37,971

Federal income tax expense	2,039	334	178	2,551
Net income	3,086	649	346	4,081
Net income available to common shareholders	2,585	649	346	3,580
Basic and diluted earnings per share	0.06	0.02	0.00	0.08

Third Quarter:
Revenues	38,485	(65) C	180 G	38,600

Benefits and expenses	34,522		65 F
			48 E
			(225) H
			(135) I	34,275

Federal income tax expense	1,375	(22)	145	1,498
Net income	2,588	(43)	282	2,827
Net income available to common shareholders	2,080	(43)	282	2,319
Basic and diluted earnings per share	0.05	(0.00)	0.01	0.06

Second Quarter:
Revenues	38,196	(151) C		38,045

Benefits and expenses	37,000		65 F
			75 H
			38 I
			(17) E	37,161

Federal income tax expense	242	(51)	(55)	136
Net income	954	(100)	(106)	748
Net income available to common shareholders	446	(100)	(106)	240
Basic and diluted earnings per share	0.01	(0.00)	(0.00)	0.01

First Quarter:
Revenues	38,108	(955) A	(180) G
		(162) B		36,811

Benefits and expenses	35,050	(350) D	(195) F
			150 H
			97 I
			558 E	35,310

Federal income tax expense	1,009	(261)	(268)	480
Net income	2,049	(506)	(522)	1,021
Net income available to common shareholders	1,543	(506)	(522)	515
Basic and diluted earnings per share	0.04	(0.01)	(0.02)	0.01
The basic and diluted earnings per share of Class B stock is one half the earnings per share of Class A stock.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2007, 2006 and 2005
The differences above between the amounts “as reported on Form 10-Q” and the amounts “as adjusted” consist of (1) corrections of prior year errors initially recorded during 2006 but subsequently moved to the beginning-of-year cumulative retained deficit adjustment pursuant to SAB 108 and (2) items initially recorded during 2006 in a quarter other than the quarter(s) in which they arose. These differences consist of the following:
A.	Accrual of $955,000 due premium originally recorded in the first quarter, and then transferred to the SAB 108 adjustment in the fourth quarter. See note 1(p) B.

B.	Accrual of $162,000 catastrophe reinsurance premium refund originally recorded in the first quarter, and then transferred to the SAB 108 adjustment in the fourth quarter. See note 1 (p) E.

C.	Accrual of $216,000 in reinsurance recoverables originally recorded in the second and third quarters, and then transferred to the SAB 108 adjustment in the fourth quarter. See note 1 (p) E.

D.	Impairment of $350,000 of intangibles originally recorded in the first quarter, and then transferred to the SAB 108 adjustment in the fourth quarter. See note 1 (p) D.

E.	Additional $589,000 amortization of cost of customer relationships recorded in the fourth quarter, but pertaining to the first, second, and third quarters.

F.	$195,000 workers compensation insurance premium expensed in the first quarter, but pertaining to the second, third, and fourth quarters.

G.	$180,000 impairment of an other long-term investment recorded in the third quarter, but pertaining to the first quarter.

H.	Accrual of $225,000 interest expense on policyholder dividends recorded in the third quarter, but pertaining to the first and second quarters.

I.	Correction of purchased lease accounting recorded in the third quarter, but pertaining to errors originating in the first and second quarters. See note 1 (p) B.
All adjustments have been tax effected at 34%.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
For the Years Ended December 31, 2007, 2006 and 2005
Schedule II
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Balance Sheet

	At December 31,
	2007	2006
	(In thousands)
Assets

Investment in subsidiaries (1)	$161,399	142,108
Fixed maturities available-for-sale, at fair value	5,989	8,297
Mortgage loans	—	24
Real estate	4,913	1,111
Short-term investments	17,650	—
Cash	106	1,360
Accrued investment income	79	107
Other assets	2,268	1,989

Total assets	$192,404	154,996

Liabilities and Stockholders’ Equity

Liabilities:
Accrued expense and other liabilities	$1,024	671
Liabilities for options and warrants	1,003	1,831

Total Liabilities	2,027	2,502

Cumulative convertible preferred stock	14,220	12,883

Stockholders’ equity:
Common stock:
Class A	225,812	210,066
Class B	3,184	3,184
Retained deficit	(39,725)	(56,282)
Unrealized investment losses on securities held by parent and subsidiaries, net of tax	(2,103)	(6,346)
Treasury stock	(11,011)	(11,011)

Total stockholders’ equity	176,157	139,611

Total liabilities and stockholders’ equity	$192,404	154,996

(1)	Eliminates in consolidation.
See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
For the Years Ended December 31, 2007, 2006 and 2005
Schedule II, Continued
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Statements of Operations

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Revenues:
Management service fees (1)	$27,110	28,076	27,372
Investment income	342	471	187
Decrease (increase) in fair value of warrants	828	(244)	489
Other	6	65	7
Realized gains (losses)	(12)	(18)	59

Total revenues	28,274	28,350	28,114

Expenses:
General	25,547	26,497	25,323
Taxes	1,345	1,387	1,472

Total expenses	26,892	27,884	26,795

Income before equity in income of consolidated subsidiaries	1,382	466	1,319
Equity in income of consolidated subsidiaries	15,175	8,211	5,983

Net income	$16,557	8,677	7,302

(1)	Eliminates in consolidation.
See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
For the Years Ended December 31, 2007, 2006 and 2005
Schedule II, Continued
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$16,557	8,677	7,302
Adjustments to reconcile net income to net cash provided by operating activities:
Realized losses (gains)	12	18	(59)
Equity in net income of consolidated subsidiaries	(15,175)	(8,211)	(5,983)
Increase (decrease) in fair value of options and warrants	(828)	244	(489)
Accrued expenses and other liabilities	353	(64)	329
Depreciation	94	82	79
Change in accrued investment income	28	(15)	(54)
Other	(419)	534	395

Net cash provided by operating activities	622	1,265	1,520

Cash flows from investing activities:
Purchase of fixed maturities, available-for-sale	—	(2,999)	(5,500)
Sale of fixed maturities, available-for-sale	1,988	—	—
Maturities of fixed maturities, available-for-sale	500	2,000	950
Payoff of note receivable	—	—	30,000
Sale of real estate and other long-term investments	104	58	213
Payoff of collateral loan	—	—	100
Purchase of other long-term investments and property and equipment	(3,901)	(191)	(22)
Purchase of short-term investments	(17,650)	—	—

Net cash provided by (used in) investing activities	(18,959)	(1,132)	25,741

Cash flows from financing activities:
Proceeds from sale of Class A common stock	17,083	—	—
Payoff of note payable	—	—	(30,000)
Proceeds from issuance of convertible preferred stock	—	—	3,751
Payment of convertible preferred stock issuance costs	—	—	(187)

Net cash provided by (used in) financing activities	17,083	—	(26,436)

Net increase (decrease) in cash	(1,254)	133	825
Cash at beginning of year	1,360	1,227	402

Cash at end of year	$106	$1,360	1,227

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
For the Years Ended December 31, 2007, 2006 and 2005
Schedule III
Supplementary Insurance Information

	At December 31,
	2007	2006
	(In thousands)
Deferred policy acquisition cost:
Life Insurance	$90,260	80,482
Home Service Insurance	10,395	6,493
Other Non-Insurance Enterprises	—	—

Total consolidated deferred policy acquisition costs:	$100,655	86,975

Future policy benefit reserves and policy claims payable:
Life Insurance	$342,429	310,592
Home Service Insurance	203,773	203,576
Other Non-Insurance Enterprises	—	—

Total consolidated future policy benefits, reserves and policy claims payable	$546,202	514,168

Unearned premiums:
Life Insurance	$925	632
Home Service Insurance	1,067	1,180
Other Non-Insurance Enterprises	—	—

Total consolidated unearned premiums	$1,992	1,812

Other policy claims and benefits payable:
Life Insurance	$22,897	20,361
Home Service Insurance	433	334
Other Non-Insurance Enterprises	—	—

Total consolidated other policy claims and benefits payable	$23,330	20,695

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
For the Years Ended December 31, 2007, 2006 and 2005
Schedule III, continued
Supplementary Insurance Information, continued

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Premiums:
Life Insurance	$101,449	90,479	78,592
Home Service Insurance (1)	39,456	38,017	37,682
Other Non-Insurance Enterprises	—	—	—

Total consolidated premium revenue	$140,905	128,496	116,274

Net investment income:
Life Insurance	$16,891	14,243	11,780
Home Service Insurance	13,502	12,232	11,573
Other Non-Insurance Enterprises	350	500	215

Total consolidated net investment income	$30,743	26,975	23,568

Benefits, claims, losses and settlement expenses:
Life Insurance	$79,022	66,939	59,334
Home Service Insurance	18,527	25,425	20,763
Other Non-Insurance Enterprises	—	—	—

Total consolidated benefits, claims, losses and settlement expenses	$97,549	92,364	80,097

Amortization of deferred policy acquisition costs:
Life Insurance	$10,874	9,786	9,354
Home Service Insurance	1,656	1,605	959
Other Non-Insurance Enterprises	—	—	—

Total consolidated amortization of deferred policy acquisition costs	$12,530	11,391	10,313

Other operating expenses:
Life Insurance	$14,803	15,245	15,261
Home Service Insurance	11,185	10,292	9,571
Other Non-Insurance Enterprises	1,595	2,070	597

Total consolidated other operating expenses	$27,583	27,607	25,429

(1)	Premiums written for property insurance approximates premiums earned.
See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
For the Years Ended December 31, 2007, 2006 and 2005
For the Company’s short duration premiums (property), written premium is not materially different from earned premium, therefore only earned premiums are detailed in Schedule IV.
Schedule IV
Reinsurance

					% of
		Ceded to	Assumed		Amount
	Direct	Other	From Other		Assumed to
(In thousands)	Amount	Companies	Companies	Net Amount	Net
Year ended December 31, 2007
Life insurance in force	$4,167,513	273,553	644,242	4,538,202	14.2%

Premiums:
Life insurance	135,078	2,118	1,462	134,422	1.1
Accident and health insurance	9,720	8,162	—	1,558
Property	5,768	843	—	4,925

Total premiums	$150,566	11,123	1,462	140,905	1.0%

Year ended December 31, 2006
Life insurance in force	$3,971,499	258,756	669,787	4,382,530	15.3%

Premiums:
Life insurance	123,976	1,844	1,126	123,258	0.9
Accident and health insurance	10,403	8,942	—	1,461
Property	4,802	1,025	—	3,777

Total premiums	$139,181	11,811	1,126	128,496	0.9%

Year ended December 31, 2005
Life insurance in force	$3,687,229	221,793	592,636	4,058,072	14.6%

Premiums:
Life insurance	112,423	1,907	571	111,087	0.5
Accident and health insurance	12,389	10,829	—	1,560
Property	4,758	1,131	—	3,627

Total premiums	$129,570	13,867	571	116,274	0.5%

See accompanying report of independent registered public accounting firm.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.
Date: March 14, 2008	By:	/s/ Harold E. Riley
Harold E. Riley
Chief Executive Officer and Chairman

	By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Rick D. Riley and Geoffrey M. Kolander or any one of them, as his or her attorney-in-fact and agent, with full power of substitution, for him or her in any and all capacities, hereby giving and granting to said attorney-in-fact and agent full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by Citizens, Inc., with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an annual report on Form 10-K for the fiscal year ended December 31, 2007, including but not limited to, such full power and authority to do the following: (i) execute and file such annual report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such annual report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in his sole discretion deems appropriate.
Dated: March 14, 2008

/s/ Harold E. Riley	/s/ Rick D. Riley

Harold E. Riley, Chairman of the Board and Chief Executive Officer	Rick D. Riley, Vice Chairman, Chief Corporate Officer and President

/s/ Richard C. Scott	/s/ Robert B. Sloan, Jr.

Dr. Richard C. Scott, Director	Robert B. Sloan, Jr., Director

/s/ E. Dean Gage	/s/ Steven F. Shelton

Dr. E. Dean Gage, Director	Steven F. Shelton, Director

/s/ Timothy T. Timmerman	/s/ Grant G. Teaff

Timothy T. Timmerman, Director	Grant G. Teaff, Director

/s/ Geoffrey M. Kolander

Geoffrey M. Kolander, Director

EXHIBITS
Exhibit Number     The following exhibits are filed herewith:

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Bylaws (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (d)

10.2	Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (e)

10.3	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Citizens Insurance Company of America and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Citizens Insurance Company of America, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (f)

10.4	Coinsurance Reinsurance Agreement, Assumption Reinsurance Agreement, Administrative Services Agreement dated March 9, 2004, between Combined Underwriters Life Insurance Company and Texas International Life Insurance Company, Reinsurance Trust Agreement dated March 9, 2004, by and among Combined Underwriters Life Insurance Company, Texas International Life Insurance Company and Wells Fargo Bank, N.A. (g)

10.5(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.5(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.5(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.5(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.5(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

10.6	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd.(i)

10.7	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

11	Statement re: Computation of per share earnings (see financial statements)

21	Subsidiaries of Registrant (k)

23(a)	Consent of Independent Registered Public Accounting Firm — KPMG LLP*

23(b)	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP*

24	Power of Attorney *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.
(a)	Filed on March 15, 2004 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2,, and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, on November 14, 1996 and incorporated herein by reference.

(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. I, and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

(j)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.

(k)	Filed on March 30, 2007 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2006 as Exhibit 21, and incorporated herein by reference.