Form 10-Q
period 2008-03-31
CITIZENS INC
filed 2008-05-12
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to
Commission File Number: 000-16509
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐          Accelerated filer ☑                    Non-accelerated filer ☐                    Smaller reporting company ☐
                                   (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of May 8, 2008 the Registrant had 43,096,641 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock, no par value, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position
(In thousands)

	(Unaudited)
	March 31,	December 31,
	2008	2007
Assets
Investments:

Fixed maturities available-for-sale, at fair value (cost: $498,061 and $502,635 in 2008 and 2007, respectively)	$496,031	500,426
Equity securities available-for-sale, at fair value (cost: $49,784 and $36,696 in 2008 and 2007, respectively)	45,088	35,669
Mortgage loans on real estate	282	291
Policy loans	26,030	25,490
Real estate held for investment (less $261 and $249 accumulated depreciation in 2008 and 2007, respectively)	5,236	5,152
Other long-term investments	691	618
Short-term investments	17,854	17,650

Total investments	591,212	585,296

Cash and cash equivalents	20,728	21,123
Accrued investment income	5,891	7,115
Reinsurance recoverable	12,857	13,492
Deferred policy acquisition costs	101,948	100,655
Cost of customer relationships acquired	30,879	31,636
Goodwill	11,386	11,386
Other intangible assets	1,059	1,066
Federal income tax receivable	1,122	715
Property and equipment, net	6,610	6,795
Due premiums, net (less $1,919 and $1,780 allowance for doubtful accounts in 2008 and 2007, respectively)	7,775	7,656
Prepaid expenses	1,833	—
Other assets	909	974

Total assets	$794,209	787,909

See accompanying notes to consolidated financial statements.
(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position, Continued
(In thousands, except share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefit reserves:
Life insurance	$514,775	508,209
Annuities	23,132	22,792
Accident and health	7,920	8,293
Premiums paid in advance	17,514	16,140
Policy claims payable	8,166	6,908
Dividend accumulations	4,801	4,825
Other policyholders’ funds	4,375	4,357

Total policy liabilities	580,683	571,524
Commissions payable	1,712	2,385
Deferred Federal income tax	5,379	4,810
Payable for securities in process of settlement	3,359	7,000
Warrants outstanding	1,506	1,003
Funds held in trust and other liabilities	10,727	10,810

Total liabilities	603,366	597,532

Commitments and contingencies (Note 7)
Cumulative convertible preferred stock – Series A (Series A-1 - $500 stated value per share, 25,000 shares authorized, issued and outstanding in 2008 and 2007; Series A-2 - $935 stated value per share, 5,000 shares authorized, 4,014 issued and outstanding in 2008 and 2007)	14,554	14,220

Stockholders’ Equity:
Common stock:
Class A, no par value,100,000,000 shares authorized, 46,232,379 shares issued in 2008 and 46,205,830 shares issued in 2007, including shares in treasury of 3,135,738 in 2008 and 2007	225,478	225,812
Class B, no par value,2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2008 and 2007	3,184	3,184
Retained deficit	(36,990)	(39,725)
Accumulated other comprehensive loss:
Unrealized losses on securities, net of tax	(4,372)	(2,103)

	187,300	187,168
Treasury stock, at cost	(11,011)	(11,011)

Total stockholders’ equity	176,289	176,157

Total liabilities and stockholders’ equity	$794,209	787,909

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended March 31
(In thousands, except per share amounts)
(Unaudited)

	2008	2007
Revenues:
Premiums:
Life insurance	$30,850	29,840
Accident and health insurance	384	422
Property insurance	1,436	1,179
Net investment income	7,464	7,067
Realized gains (losses), net	16	(13)
Increase in fair value of warrants	(503)	(427)
Other income	279	352

Total revenues	39,926	38,420

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,078	13,180
Increase in future policy benefit reserves	6,997	6,935
Policyholders’dividends	1,377	1,230

Total insurance benefits paid or provided	21,452	21,345

Commissions	7,711	8,389
Other underwriting, acquisition and insurance expenses	6,911	6,900
Capitalization of deferred policy acquisition costs	(4,855)	(6,124)
Amortization of deferred policy acquisition costs	3,562	3,151
Amortization of cost of customer relationships acquired and other intangibles	764	841

Total benefits and expenses	35,545	34,502

Income before Federal income tax	4,381	3,918
Federal income tax expense	1,646	1,479

Net income	$2,735	2,439

Net income applicable to common stock	$2,223	1,936

Per Share Amounts:
Basic and diluted earnings per share of Class A common stock	$0.05	$0.05

Basic and diluted earnings per share of Class B common stock	$0.03	$0.02

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31
(In thousands)
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$2,735	2,439
Adjustments to reconcile net income to net cash provided by operating activities:
Realized losses (gains) on sale of investments and other assets	(16)	13
Net deferred policy acquisition costs	(1,293)	(2,973)
Amortization of cost of customer relationships acquired and other intangibles	764	841
Increase in fair value of warrants	503	427
Depreciation	273	199
Amortization of premiums and discounts on fixed maturities and short-term investments	(2)	269
Deferred Federal income tax expense (benefit)	1,791	(220)
Change in:
Accrued investment income	1,224	994
Reinsurance recoverable	635	1,495
Due premiums and other receivables	5	(173)
Future policy benefit reserves	6,460	5,626
Other policy liabilities	2,626	626
Federal income tax receivable	(407)	(695)
Commissions payable and other liabilities	(756)	(375)
Other, net	(1,893)	(1,657)

Net cash provided by operating activities	12,649	6,836

Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	—	3,344
Maturity and calls of fixed maturities, available-for-sale	65,572	24,023
Purchase of fixed maturities, available-for-sale	(64,843)	(25,600)
Sale of equity securities, available-for-sale	—	20
Purchase of equity securities, available-for-sale	(13,088)	(10,016)
Principal payments on mortgage loans	9	10
Sale of other long-term investments and property and equipment	50	28
Increase in policy loans	(540)	(522)
Purchase of other long-term investments and property and equipment	(277)	(2,846)

Net cash used in investing activities	(13,117)	(11,559)

See accompanying notes to consolidated financial statements.
(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31
(In thousands)
(Unaudited)

	2008	2007
Cash flows from financing activities:
Annuity deposits	$574	610
Annuity withdrawals	(501)	(429)

Net cash provided by financing activities	73	181

Net decrease in cash and cash equivalents	(395)	(4,542)

Cash and cash equivalents at beginning of period	21,123	24,521

Cash and cash equivalents at end of period	$20,728	19,979

Supplemental disclosures of operating activities:
Cash paid during the period for income taxes	$262	2,394

Supplemental Disclosures of Non-Cash Financing Activities:
Dividends on the Company’s Series A-1 Convertible Preferred Stock, issued in 2004, and Series A-2 Convertible Preferred Stock, issued in 2005, were paid by the Company through the issuance of Class A common stock to the preferred shareholders in the amounts of $178,000 and $168,000 for the first three months of 2008 and 2007, respectively. Accretion of deferred issuance costs and discounts on the Convertible Preferred Stock recorded as a deduction to Class A common stock during the first three months of 2008 was $334,000 and $335,000 for 2007.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

The consolidated statement of financial position for March 31, 2008, the consolidated statements of operations for the three-month periods ended March 31, 2008 and 2007, and the consolidated statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments to present fairly the financial position, results of operations and changes in cash flows at March 31, 2008, and for comparative periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America (U.S.) generally accepted accounting principles (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the operating results for the full year.

During the first quarter of 2008, the Company discovered an overstatement of life reserves, due to the use of an incorrect reserve factor going back several years, in the amount of $796,000. The error was corrected during the quarter, resulting in an increase to net income of $517,000.

The Company has previously accounted for the conversion of a policy that goes from premium paying to extended term insurance (ETI) as the surrender of the premium paying policy for its cash value, with the cash value being applied as a single premium to purchase the ETI policy. Thus, premiums and surrenders were overstated by the amount of this single premium. Beginning in the first quarter of 2008, the Company will no longer show the conversion of a premium paying policy to ETI as a surrender of one policy and simultaneous purchase of a single premium policy. To effect this change, prior year life premiums have been reduced by $976,000 with a corresponding reduction in claims and surrenders for the three months ended March 31, 2007. For the full year 2007, the amount was $4,157,000.

(2)	Accounting Pronouncements

As of January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. Additionally, on January 1, 2008, we elected the partial adoption of SFAS No. 157 under the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 157-2, which amends SFAS No. 157 to allow an entity to delay the application of this statement until January 1, 2009 for certain non-financial assets and liabilities. Under the provisions of the FSP, we will delay the application of SFAS No. 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. In January 2008,

FASB also issued proposed FSP FAS 157-c that would amend SFAS No. 157 to clarify the principles on fair value measurement of liabilities. Management is monitoring the status of this proposed FSP for any impact on our consolidated financial statements. See Note 6 for additional disclosures about fair value measurement.

As of January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides an option, on specified election dates, to report selected financial assets and liabilities, including insurance contracts, at fair value. Subsequent changes in fair value for designated items are reported in income in the current period. The adoption of SFAS No. 159 did not impact our consolidated financial statements, as no items were elected for measurement at fair value upon initial adoption. We will continue to evaluate eligible financial assets and liabilities on their election dates. Any future elections will be disclosed in accordance with the provisions outlined in the statement.

(3)	Segment Information

The Company has three reportable segments: Life Insurance, Home Service Insurance, and Other Non-Insurance Enterprises. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those used in the preparation of the consolidated financial statements. The Company evaluates profit and loss performance based on U.S. GAAP net income before federal income taxes for its three reportable segments.

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

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Profit (Loss) Measurement
Income (loss) before federal income tax:
Life Insurance	$3,092	1,808
Home Service Insurance	1,473	2,168
Other Non-Insurance Enterprises	(184)	(58)

Total consolidated pretax income	$4,381	3,918

Selected Components of Profit (Loss) Measurement
Revenue:
Life Insurance	$26,687	25,551
Home Service Insurance	13,204	13,004
Other Non-Insurance Enterprises	35	(135)

Total consolidated revenue	$39,926	38,420

Premiums:
Life Insurance	$22,551	21,610
Home Service Insurance	10,119	9,831
Other Non-Insurance Enterprises	—	—

Total consolidated premiums	$32,670	31,441

Net investment income:
Life Insurance	$4,062	3,798
Home Service Insurance	3,084	3,167
Other Non-Insurance Enterprises	318	102

Total consolidated net investment income	$7,464	7,067

Amortization expense:
Life Insurance	$3,686	3,240
Home Service Insurance	640	752
Other Non-Insurance Enterprises	—	—

Total consolidated amortization expense	$4,326	3,992

Realized gains (losses) on sale of investments and other assets:
Life Insurance	$—	(7)
Home Service Insurance	(2)	6
Other Non-Insurance Enterprises	18	(12)

Total consolidated realized gains (losses)	$16	(13)

	March 31,	December 31,
	2008	2007
	(In thousands)
Assets:
Life Insurance	$449,465	449,719
Home Service Insurance	311,097	305,997
Other Non-Insurance Enterprises	33,647	32,193

Total consolidated assets	$794,209	787,909

(4)	Total Comprehensive Income

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net income	$2,735	2,439
Other comprehensive income (loss) net of tax:
Unrealized net gains (losses) on investments in fixed maturities available for sale and equity securities	(2,269)	1,707

Total comprehensive income	$466	4,146

(5)	Earnings per Share

The following table sets forth the computation of basic and dilutive earnings per share:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$2,735	2,439
Less: Preferred stock dividend	(178)	(168)
Accretion of deferred issuance costs and discounts on preferred stock	(334)	(335)

Net income available to common stockholders	$2,223	1,936

Net income allocated to Class A common stock	$2,197	1,912
Net income allocated to Class B common stock	26	24

Net income available to common stockholders	$2,223	1,936

Denominator:
Weighted average shares of Class A outstanding - basic and diluted	43,070	40,290
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002

Total weighted average shares outstanding - basic and diluted	44,072	41,292

Basic and diluted earnings per share of Class A common stock	$0.05	0.05

Basic and diluted earnings per share of Class B common stock	$0.03	0.02

The effects of Series A-1 and A-2 Convertible Preferred Stock and warrants are anti-dilutive; therefore, diluted income per share is reported the same as basic income per share. The Series A-1 and A-2 Convertible Preferred Stock is anti-dilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the three months ended March 31, 2008 per Class A common stock share obtainable on conversion exceeds basic income per share available to common stockholders. The warrants are anti-dilutive because the exercise price is in excess of the average Class A common stock market price for the three months ended March 31, 2008.

(6)	Fair Value Measurements

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We hold fixed maturity and equity securities, which are carried at fair value.

Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 requires all assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:
•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs or whose significant value drivers are observable.

•	Level 3 — Instruments whose significant value drivers are unobservable.
Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as U. S. Treasury securities and actively traded mutual fund investments.

Level 2 includes those financial instruments that are valued by independent pricing services or broker quotes. These models are primarily industry-standard models that consider various inputs, such as interest rate, credit spread and foreign exchange rates for the underlying financial instruments. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include corporate fixed maturity securities, U.S. Government-sponsored enterprise securities, municipal securities and certain mortgage and asset-backed securities.

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on, or corroborated by, readily available market information. This category consists of two private placement mortgage-backed securities where we cannot corroborate the significant valuation inputs with market observable data.

The following table sets forth our assets that are measured at fair value on a recurring basis as of the date indicated:

March 31, 2008
(In thousands)
	Total	Level 1	Level 2	Level 3
Financial Assets:
Fixed Maturities Available-for-Sale:	$496,031	13,249	482,082	700
Equity Securities Available-for-Sale	45,088	45,088	—	—

Total Financial Assets	$541,119	58,337	482,082	700

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

March 31, 2008
(In thousands)
Beginning balance at December 31, 2007	$700
Total realized and unrealized gains (losses):
Included in net income	—
Included in other comprehensive income	12
Principal paydowns	(12)
Transfer in and (out) of Level 3	—

Ending balance at March 31, 2008	$700

We review the fair value hierarchy classifications each reporting period. Change in the observability of the valuation attributes may result in a reclassification of certain financial assets. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

(7)	Legal Proceedings

We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, which on March 2, 2007, reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. As a result, no class action is presently certified, and plaintiffs’ counsel is seeking to recertify the class. In order to recertify the class, the lead plaintiff must establish that he is qualified to represent the purported class and that the res judicata effect of a class action will not have a deleterious effect on the putative class members. The underlying lawsuit alleges that certain life insurance policies that we made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We believe the lawsuit is without merit and intend to continue a vigorous defense in any remaining proceedings, including any class recertification. If the class is recertified, we could be exposed to costly and time-consuming litigation, and an adverse judgment could have a material adverse effect on our results of operations and financial condition. The case is now before the District Court judge for an analysis of the evidence presented to determine if it warrants recertification of a class.

Our wholly-owned Louisiana property insurer, SPFIC, has been named as a defendant in a lawsuit asserting class allegations, now styled The Master Class Action Insurance Complaint, originally filed in the United States District Court, Eastern District of Louisiana. Most of the property and casualty insurers in Louisiana were also named in this lawsuit. The suit sought payments for claims denied by SPFIC and other declaratory relief related to Hurricane Katrina. It is unclear from the petition how many plaintiffs are insureds of SPFIC. Presently, the Master Class Action Insurance Complaint is stayed by order of the court.

SPFIC continues to assert that their insurance policies excluded claims for flood damage. On August 2, 2007, the U.S. Court of Appeals for the Fifth Circuit ruled that the flood exclusion language in certain property insurance policies was effective to preclude claims for flood damage by policyholders whose policies include such exclusion. On September 30, 2007, the judge presiding over the Master Class Action Insurance Complaint issued a ruling holding that specific named peril policies that do not list flooding as one of the named perils do not provide coverage for flooding. SPFIC’s policies are named peril policies that do not list flooding as one of the named perils. As such, SPFIC intends to continue to vigorously defend any claims resulting from flood damage on the grounds, among others, that its policies do not cover such damage. The deadline for filing claims against insurers arising out of property damage from Hurricane Katrina was August 29, 2007. On April 8, 2008, the Louisiana Supreme Court similarly ruled that the flood exclusion language in certain property insurance policies was effective to preclude claims for flood damage by policy holders whose policies include such exclusion. This decision is significant as it relates to any individual cases filed against SPFIC in Louisiana state court.

SPFIC is also a defendant in a suit styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007 by the state of Louisiana as subrogee/assignee of the insureds of more than 200 different insurance companies. The suit was filed to recover money that the state of Louisiana paid to certain insureds under the Louisiana Road Home Program for damages resulting from Hurricanes Katrina and Rita. The suit was removed to the United States District Court for the Eastern District of Louisiana on September 11, 2007 and appeals of the removal have been denied. Responsive pleadings have not yet been filed on behalf of any of the defendant insurers in this case, nor has any discovery been conducted to date. Responsive pleadings are due on June 18, 2008.

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

On November 8, 2005, SPLIC was named as a defendant in a suit styled Lilac Todd vs. Security Plan Life Insurance Company, on behalf of Lilac Todd which alleges that SPLIC failed to pay Ms. Todd’s claim for medical expenses arising out of the amputation of one of her limbs. On December 20, 2007, a Supplemental and Amended Petition for Damages was filed pursuant to which the plaintiff has asserted class action allegations. The purported class is defined as all Louisiana insureds of SPLIC whose policies contained an incontestability provision identical or similar to Ms. Todd’s policy, and whose claims were denied within 10 years of the petition filing on the basis of illnesses, injuries or diseases diagnosed or which occurred at any time preceding the incontestability.

SPLIC has responded by filing Exceptions of Vagueness and of Improper Use of the Class Action Procedure, as well as an Answer to the Supplemental and Amended Petition for Damages. SPLIC has also recently filed a Motion for Partial Summary Judgment. The Exceptions and Partial Motion for Summary Judgment have not yet been set for hearing. The Lilac Todd matter is in the early stages of litigation relative to the class allegations and minimal discovery has occurred. Plaintiffs have not established how many, if any, individuals are within the class definition proposed by plaintiff. SPLIC intends to aggressively defend this action. However, in the event of an adverse outcome, the potential exposure to SPLIC could be significant.

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

(8)	Convertible Preferred Stock

In July 2004, the Company completed a private placement of $12.5 million of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to four unaffiliated institutional investors. The Company also issued to the investors warrants to purchase 544,000 shares of Class A common stock, at an exercise price of $6.95 per share, and unit warrants to purchase Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”). The conversion, exercise and redemption prices set forth in this Note 8, along with the numbers of shares and warrants (except for the 25,000 Series A-1 Preferred shares referenced below), have been adjusted for the respective stock dividends paid December 31, 2004 and December 31, 2005.

The 25,000 shares of Series A-1 Preferred carry a 4% per annum dividend, payable quarterly in cash or, if certain conditions are met, shares of the Company’s Class A common stock. The Company has paid all of the preferred dividends through March 31, 2008 with Class A common stock.

The Company may, at its option, subject to certain conditions, increase the issued Series A-1 Preferred by $12.5 million to $25 million by requiring the investors to make additional payments for their shares of Series A-1 Preferred. Likewise, the investors may, at their option, subject to certain conditions, increase the issued Series A-1 Preferred by $12.5 million.

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

We will be required to redeem any shares of the Series A Preferred Stock that remain outstanding on July 12, 2009 at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of such payment. If the average price is less than $3.50 per Class A common share, the redemption must be in cash.

The unit warrants, which were also issued in July 2004, entitled the investors to purchase from the Company up to $5 million of Series A-2 Preferred. Three of the four investors exercised their unit warrants, for an exercise price of approximately $3.75 million, before the unit warrants expired in October 2005. The Series A-2 Preferred shares are convertible into Class A common stock at conversion prices equal to 110% of the average market closing prices of the Class A common stock for the 30 trading days before the respective dates of issuance of the Series A-2 Preferred to the three investors. The redemption period for the Series A-2 Preferred expires on July 12, 2009.

On July 7, 2005, the first of the three investors exercised its unit warrant and purchased 1,338 shares of Series A-2 Preferred for $1,250,000, convertible into Class A common stock at $6.11 per common share, and seven-year warrants to purchase 56,000 shares of Class A common stock at an exercise price of $6.72 per share. On September 30, 2005, the second investor exercised its unit warrant, purchasing 1,338 shares of Series A-2 Preferred for $1,250,000, convertible into Class A common stock at $7.26 per common share, and seven-year warrants to purchase 47,000 shares of Class A common stock at an exercise price of $7.99 per share. In October 2005, the third investor exercised its unit warrant, purchasing 1,338 shares of Series A-2 Preferred for $1,250,000, convertible into Class A common stock at $7.20 per common share, and seven-year warrants to purchase 48,000 shares of Class A common stock at an exercise price of $7.92 per share. In October 2005, the remaining series A-2 Preferred Stock and associated warrants expired without the fourth investor exercising its option.

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

The Company initially recognized deferred issuance costs in 2004 of $1,486,000, a discount on the beneficial conversion feature of $3,073,000 and discounts on fair values of options and warrants of $2,719,000, respectively, as offsets against the $12.5 million issuance of the Series A-1 Preferred. This feature represents the difference at July 12, 2004 between the fair value of the Class A common stock and the effective conversion price, taking into account embedded warrants based upon the number of shares to be converted. This intrinsic value reduced the carrying value of the Series A-1 Preferred on the statement of financial position with an equal amount credited to the Class A common stock These deferred issuance costs and discounts have been amortized to the Class A common stock over the period until redemption using the effective interest method. On July 7, 2005, September 30, 2005 and October 6, 2005, three of the four unaffiliated investors exercised their right to purchase the Series A-2 Convertible Preferred Stock. The Company recognized deferred issuance costs of $247,000 and a premium of $721,000 related to the liability for the option recorded at the date of the respective exercises.

At March 31, 2008 and December 31, 2007, there was $493,000 and $583,000 in unaccreted deferred issuance costs and $1,205,000 and $1,449,000 in unaccreted net discount costs, respectively. The redemption value of the series A-1 and A-2 convertible stock was $16,251,000 at March 31, 2008.

The initial July 2004 recognition of the beneficial conversion feature and discounts on fair values of options and warrants resulted in $3,073,000 of additional paid-in capital for the Class A common stock and $2,944,000 of liabilities for warrants. Changes in the fair value of warrants are recognized in the statement of operations with a corresponding change in the liabilities for warrants.
ITEM 2 . MANAGEMENT‘S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause the Company’s future results to differ materially from expected results include, but are not limited to:
•	Changes in foreign and U.S. general economic conditions, including the performance of financial markets and interest rates;

•	Changes in consumer behavior, which may affect the Company’s ability to sell its products and retain business;

•	The timely development of and acceptance of new products of the Company and perceived overall value of these products and services by existing potential customers;

•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing the Company’s products;

•	Changes in assumptions related to deferred acquisition costs and the value of business acquired;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company’s products or services; and

•	A concentration of business from persons residing in Latin America and the Pacific Rim; and, the success of the Company at managing the risks involved in the foregoing.
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

Overview

We are an insurance holding company serving the life insurance needs of individuals in the United States and in more than 35 countries around the world. We pursue a strategy of offering ordinary whole life insurance with a focus on cash accumulation and final expense insurance products in niche markets where we believe we are able to achieve competitive advantages. Our core operations include issuing and servicing:
•	U.S. Dollar-denominated ordinary whole life insurance policies predominantly to high net worth, high income foreign residents, principally in Latin America and the Pacific Rim, through approximately 2,600 independent marketing consultants;

•	ordinary whole life insurance policies to middle income households in the Midwest and the southern United States through approximately 600 independent marketing consultants; and

•	final expense and limited liability property policies to middle to lower income households in Louisiana through approximately 350 employee agents in our home service distribution channel.

We primarily operate through two segments as follows:

Life Insurance. For more than 30 years, CICA and its predecessors have participated in the foreign marketplace through the issuance of U.S. Dollar-denominated ordinary whole life insurance to foreign nationals. Traditionally, this market has focused on the top 3-5% of the population of a country in terms of income and net worth. In recent years, however, there has been a shift to encompass a broader spectrum of the population, as upper middle classes develop in Latin America and the Pacific Rim. We make our insurance products available using third-party marketing organizations and independent marketing consultants. The number of our producing independent consultants has expanded over the years in this segment to approximately 2,600, and we presently receive applications from more than 35 countries outside of the U.S. Historically, the majority of our international business has come from Latin America. However, in 2004 the Pacific Rim began to represent a meaningful and growing source of new business, and in 2008 continued to be one of the leading sources of new premium income.

In the first three months of 2008, our Life Insurance segment generated revenue of $26.7 million, which accounted for 66.8% of our total revenue, compared to revenue of $25.6 million, or 66.5% of total revenue for the same period in 2007. Our strategy in operating our Life Insurance segment is to increase new business written through our existing marketers as well as recruit new marketers and expand the number of countries from which we receive policy applications.

In 2008, CICA plans introduction of a new set of international life insurance products. We anticipate these new products will be well received in the international market.

Through the domestic market of our Life Insurance segment, we provide ordinary whole life, credit life insurance, and final expense policies to middle income families or individuals in certain markets in the Midwest and southern U.S. The majority of our revenues in this market are the result of acquisitions of domestic life insurance companies since 1987.

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

Home Service Insurance. Through a subsidiary, SPLIC, we provide final expense ordinary life insurance to middle to lower income individuals in Louisiana and Mississippi. Our policies in this segment are sold and serviced through the home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders.

During the first quarter of 2008, revenue from this segment was $13.2 million, which accounted for 33.1% of our total revenue, compared to revenue from this segment of $13.0 million, or 33.8% of total revenue, during the same period in 2007. Our business strategy in this segment is to continue to serve existing customers in Louisiana as well as expand the business through the acquisition of similar operations.

Marketplace Conditions and Trends

Described below are some of the significant recent events and trends affecting the life insurance industry and the possible effects they may have on our future operations.
•	As an increasing percentage of the world population reaches retirement age, we believe we will benefit from increased demand for living products rather than death products, as aging baby boomers will require cash accumulation to provide expenses to meet their lifetime needs. Our ordinary life products are designed to accumulate cash values to provide for living expenses in a policy owner’s later years, while continuously providing a death benefit.

•	We are exposed to a variety of risks, including the current market conditions as well as the credit crisis and corresponding potential changes in the fair value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in the current market and changes in the fair value of our investments. We have not experienced any impairment in the value of our securities due to the current credit crisis in world financial markets. We have no subprime or collateralized debt investments.

•	The volatility in the equity markets over the past few years has posed a number of problems for some companies in the life insurance industry. Our equity holdings have been limited to 8% of total invested assets as of March 31, 2008 and 6% at December 31, 2007.

•	Corporate bond defaults and credit downgrades, which have resulted in other-than-temporary impairments in the value of some securities, have had a material impact on life insurers in the past few years. We have not incurred significant losses from bond defaults for many years. The majority of our investment portfolio is held in debt instruments carrying the full faith and credit of the U.S. Government, or in U.S. Government-sponsored enterprises. Most of the municipal bonds we own are privately insured. We intend to manage our investment portfolio conservatively in the future using these types of debt instruments.

•	Because of the trends described above coupled with increasing costs of regulatory compliance such as the Sarbanes-Oxley Act of 2002, we believe there is a trend towards consolidation of domestic life insurance companies. We believe this should be a benefit to our acquisition strategy because there should be more complementary acquisition candidates available for us to consider.

•	Many of the events and trends affecting the life insurance industry have had an impact on the life reinsurance industry. These events led to a decline in the availability of reinsurance. While we currently cede a limited amount of our primary insurance business to reinsurers, we may find it difficult to obtain reinsurance in the future, forcing us to seek reinsurers who are more expensive to us. If we cannot obtain affordable reinsurance coverage, either our net exposures will increase or we will have to reduce our underwriting commitments.
All comparisons below state the 2008 first fiscal quarter first and the 2007 first fiscal quarter second.

Consolidated Results of Operations

The following table sets forth our net income for the periods indicated:

Three Months Ended	Net Income	Net Income per	Increase (decrease)
March 31,	(In thousands)	Class A Share	from Previous Year
2008	$2,735	$0.05	12.1%
2007	2,439	0.05	138.9
As further discussed below, increases in premium income, fueled by increased renewal life insurance premiums and property insurance rate increases, as well as an increase in investment income contributed to a 12.1% increase in earnings during the first quarter of 2008.

Total revenues for the first quarter of 2008 were $39.9 million, a 3.9% increase over the same period in 2007 when revenues were $38.4 million. Total revenues from Home Service were $13.2 million during the first quarter of 2008 and $13.0 million during the same period in 2007. Total revenues from our Life Insurance segment amounted to $26.7 million during the first quarter of 2008, compared to $25.6 million for the same period in 2007, reflecting increased renewal premium on the international business. New business in the Life Insurance segment was down approximately 25% in 2008 compared to 2007, as marketing associates delayed sales of new business in anticipation of new international life products, which were introduced in April 2008.

Premium Income. Premium income during the first quarter of 2008 increased to $32.7 million from $31.4 million during the same period in 2007, or 3.9%. The 2008 increase was attributable to persistency on the international business written in the Life Insurance segment, which had $22.6 million of premium income during the quarter. First year premiums in the Life Insurance segment during the first quarter of 2008 were down from comparable levels in 2007. We expect our new international products to reverse this decrease. Additionally, rate increases on property insurance products added an additional $257,000 to premium income in 2008 over 2007.

Net Investment Income. Net investment income increased 5.6% during the first quarter of 2008 to $7.5 million, compared to $7.1 million during the same period in 2007, due primarily to the growth in our bond portfolio during 2007. Additionally, during 2007 and the first quarter of 2008, we invested $49.8 million in equity mutual funds. We expect to increase this number to 10% of invested assets during 2008. We continue to invest primarily in bonds of U.S. Government-sponsored enterprises, such as FNMA and FHLMC.

Policyholder Dividends. Policyholder dividends increased 12.0% during the first quarter of 2008 to $1.4 million from $1.2 million during the same quarter in 2007, due to the continued sale and persistency of participating ordinary whole life products in the international market. All of our international policies are participating, and the growth of this block of business has contributed to the growth in dividends. The dividends are factored into the premiums and have no impact on profitability.

Claims and Surrenders. As noted in the table below, claims and surrenders decreased slightly to $13.1 million in the first quarter of 2008 from $13.2 million during the same period in 2007.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Death claims	$5,784	6,006
Surrender benefits	3,442	3,193
Endowments	3,130	2,903
Property claims	371	523
Other policy benefits	281	448
Accident and health benefits	70	107

Total claims and surrenders	$13,078	13,180

Commissions. Commissions during the first quarter of 2008 decreased to $7.7 million from $8.4 million in 2007, primarily due to the previously mentioned slowdown of new international premium issued in 2008.
Other Underwriting, Acquisition and Insurance Expenses. Expenses were flat at $6.9 million in 2008 and 2007. However, the allocation of expenses within the Citizens, Inc. management services agreement was reallocated in the first quarter of 2008 to reflect the conversion of Security Plan’s policies to the Company’s policy administration system at year end 2007. Approximately $1.0 million in expenses was reallocated from the Life Insurance segment to the Home Service segment, which is reflected in the lower segment profit. See Note 3 to our Consolidated Financial Statements herein.
Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs (“DAC”) decreased 20.7% to $4.9 million from $6.1 million. This was also a direct consequence of the reduced international new business, as less commissions and expenses were capitalized. Amortization of these costs was $3.6 million and $3.2 million in 2008 and 2007, respectively. This increase was due to a slight drop in life insurance persistency.
Federal Income Tax. The effective tax rate for the first quarter of 2008 was 37.6%, versus 37.7% in the first quarter of 2007. The rate is in excess of the statutory rate of 35% because the loss on change in fair value of our Class A common stock warrants totaling $503,000 and $427,000 in 2008 and 2007, respectively, is not deductible for tax purposes.

Commitments and Contingencies. We have committed to the following contractual obligations as of March 31, 2008 with the payments due by the period indicated below:

Contractual Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
		(In Thousands)
Operating leases	$1,012	355	551	106	—
Other	44	44	—	—	—

Total operating and other leases	1,056	399	551	106	—

Future policy benefit reserves:
Life insurance	514,775	191	1,074	10,080	503,430
Annuities	23,132	12,101	5,424	2,338	3,269
Accident and health	7,920	7,920	—	—	—

Total future policy benefit reserves	545,827	20,212	6,498	12,418	506,699

Policy claims payable:
Life insurance	6,135	6,135	—	—	—
Accident and health	1,358	1,358	—	—	—
Casualty	673	673	—	—	—

Total policy claims payable	8,166	8,166	—	—	—

Convertible Preferred Stock	16,251	—	16,251	—	—

Total contractual obligations	$571,300	28,777	23,300	12,524	506,699

Liquidity and Capital Resources
Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations in seeking to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.
Liquidity requirements of Citizens are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate investments to provide cash flow and did not do so during the first quarter of 2008.
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
Cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $12.6 million and $6.8 million for the three months ended March 31, 2008 and 2007, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in fixed income securities. Net cash outflows from investment activity totaled $13.1 million and $11.6 million for the three months ended March 31, 2008 and 2007, respectively. The outflows from investing activities for the three months ended March 31, 2008 and 2007 primarily related to the investment of excess cash and cash equivalents generated from operations.
Stockholders’ equity at March 31, 2008 was $176.3 million, compared to $176.2 million at December 31, 2007. The slight increase in 2008 was largely due to income earned during the period, offset by an increase in unrealized losses on investments, and the accretion of deferred issuance costs and discounts on preferred stock of $0.3 million.
Investments increased slightly to $591.2 million at March 31, 2008 from $585.3 million at December 31, 2007. Fixed maturities are categorized into fixed maturities available-for-sale, which are carried in our consolidated financial statements at fair value. Fixed maturities available-for-sale were 83.9% of investments at March 31, 2008 and 85.5% at December 31, 2007.
Policy loans comprised 4.4% of invested assets at March 31, 2008 and December 31, 2007. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 12% and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.
Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at March 31, 2008 and December 31, 2007. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2008, we intend to continue to utilize high grade commercial paper as a cash management tool to minimize excess cash balances and enhance returns.
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
The National Association of Insurance Commissioners (“NAIC”) has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company’s business to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At March 31, 2008 and December 31, 2007, all of our insurance subsidiaries were above required minimum levels.
Parent Company Liquidity and Capital Resources
We are a holding company and have had minimal operations of our own. Our assets consist primarily of the capital stock of our subsidiaries. Accordingly, our cash flows depend upon the availability of statutorily permissible payments, primarily payments under management agreements from our two primary life insurance subsidiaries, CICA and SPLIC. The ability to make payments is limited by applicable laws and regulations of Colorado, CICA’s state of domicile, and Louisiana, SPLIC’s state of domicile, which subject insurance operations to significant regulatory restrictions. These laws and regulations require, among other things, that these insurance subsidiaries maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. We historically have not relied upon dividends from subsidiaries for our cash flow needs.

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
At March 31, 2008 and December 31, 2007, certain Security Plan paid-up policies were not converted to our policy administration system. Because of this, reserves related to these policies were estimated based on the ratio of statutory reserves at March 31, 2008 and December 31, 2007 compared to September 30, 2007, multiplied by the GAAP reserves at September 30, 2007.
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist at March 31, 2008. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the three months ended March 31, 2008 and 2007 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. The relative stability of these assumptions and management’s analysis is discussed below.
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
Inherent in the capitalization and amortization of deferred policy acquisition costs are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization. Approximately 80% of our capitalized deferred acquisition costs are attributed to first year excess commissions. The remaining 20% are attributed to costs that vary with and are directly related to the acquisition of new insurance business. Those costs generally include costs related to the production, underwriting and issuance of new business.
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Management believes that our deferred policy acquisition costs and related amortization as of and for the three months ended March 31, 2008 and 2007 limits the amount of deferred costs to its estimated realizable value. This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.
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
Valuation of Investments in Fixed Maturity and Equity Securities
Our fixed maturities consist primarily of bonds. Fixed maturities that may be sold prior to maturity to support our investment strategies are considered held as available-for-sale and carried at fair value as of the balance sheet date. Equity securities (including non-redeemable preferred stock) are considered available-for-sale and are reported at fair value.
At March 31, 2008, 69.3% of our fixed maturity securities were invested in U.S. Government-sponsored enterprises or securities backed by the U.S. Government. We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. With the exception of Security Plan, virtually all of our subsidiaries’ fixed maturity investments are in U.S. Government-sponsored enterprises or U.S. Government instruments. Security Plan has significant investments in corporate and municipal bonds. Management believes that our investments in fixed maturity securities at March 31, 2008 were not impaired, and no other-than-temporary losses needed to be recorded. This determination is based upon our holdings of fixed maturity securities, primarily obligations of U.S. Government-sponsored corporations, our intent and ability to hold temporarily impaired fixed maturities until recovery, and our analysis of whether declines in fair value below cost are temporary or other-than-temporary. Our equity securities consist of mutual funds acquired in 2008 and 2007, thus any declines in value are recent and are currently considered temporary. We will continue to monitor these investments. At March 31, 2008, there were no other-than-temporary impairments on equity securities.
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
Annuities are accounted for in a manner consistent with accounting for interest bearing financial instruments. Our primary annuity products do not include fees or other such charges.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
General
The nature of our business exposes us to investment market risk. Market risk is the risk of loss that may occur when changes in interest rates and public equity prices adversely affect the value of our invested assets. Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the fair value of our investments. The fair value of our fixed maturity portfolio generally increases when interest rates decrease and decreases when interest rates increase.
Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised over 83.9% of our investment portfolio as of March 31, 2008. These investments are mainly exposed to changes in U.S. Treasury rates. Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 69.3% of the fixed maturities we owned at March 31, 2008 are instruments of U.S. Government-sponsored enterprises, or are backed by U.S. Government agencies.
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
The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100 basis point upward and downward shifts on our available-for-sale fixed maturities investments as of the dates indicated:

	Decreases in Interest Rates
	(In thousands)
	100 Basis Points	200 Basis Points	300 Basis Points
March 31, 2008	$15,205	28,799	44,070

December 31, 2007	$18,594	29,582	42,812

	Increases in Interest Rates
	(In thousands)
	100 Basis Points	200 Basis Points	300 Basis Points
March 31, 2008	$(11,504)	(47,803)	(76,560)

December 31, 2007	$(22,821)	(51,006)	(79,768)

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
There are no fixed maturities or other investments that we classify as trading instruments. At March 31, 2008 and December 31, 2007, we had no investments in derivative instruments, nor do we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was less than 8% of our total investments at March 31, 2008. Thus, we believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
We have established disclosure controls and procedures to ensure, among other things, that material information relating to our Company, including its consolidated subsidiaries, is made known to our officers who certify our financial reports and to the other members of our senior management and the Board of Directors.
Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon an evaluation at the end of the period, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
During the quarter ended March 31, 2008 there have been no changes in the Company’s internal controls over financial reporting that materially affect or are reasonably likely to effect, the Company’s internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, which on March 2, 2007, reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. As a result, no class action is presently certified, and plaintiffs’ counsel is seeking to recertify the class. In order to recertify the class, the lead plaintiff must establish that he is qualified to represent the purported class and that the res judicata effect of a class action will not have a deleterious effect on the putative class members. The underlying lawsuit alleges that certain life insurance policies that we made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We believe the lawsuit is without merit and intend to continue a vigorous defense in any remaining proceedings, including any class recertification. If the class is recertified, we could be exposed to costly and time-consuming litigation, and an adverse judgment could have a material adverse effect on our results of operations and financial condition. The case is now before the District Court judge for an analysis of the evidence presented to determine if it warrants recertification of a class.
Our wholly-owned Louisiana property insurer, SPFIC, has been named as a defendant in a lawsuit asserting class allegations, now styled The Master Class Action Insurance Complaint, originally filed in the United States District Court, Eastern District of Louisiana. Most of the property and casualty insurers in Louisiana were also named in this lawsuit. The suit sought payments for claims denied by SPFIC and other declaratory relief related to Hurricane Katrina. It is unclear from the petition how many plaintiffs are insureds of SPFIC. Presently, the Master Class Action Insurance Complaint is stayed by order of the court.
SPFIC continues to assert that their insurance policies excluded claims for flood damage. On August 2, 2007, the U.S. Court of Appeals for the Fifth Circuit ruled that the flood exclusion language in certain property insurance policies was effective to preclude claims for flood damage by policyholders whose policies include such exclusion. On September 30, 2007, the judge presiding over the Master Class Action Insurance Complaint issued a ruling holding that specific named peril policies that do not list flooding as one of the named perils do not provide coverage for flooding. SPFIC’s policies are named peril policies that do not list flooding as one of the named perils. As such, SPFIC intends to continue to vigorously defend any claims resulting from flood damage on the grounds, among others, that its policies do not cover such damage. The deadline for filing claims against insurers arising out of property damage from Hurricane Katrina was August 29, 2007. On April 8, 2008, the Louisiana Supreme Court similarly ruled that the flood exclusion language in certain property insurance policies was effective to preclude claims for flood damage by policy holders whose policies include such exclusion. This decision is significant as it relates to any individual cases filed against SPFIC in Louisiana state court.
SPFIC is also a defendant in a suit styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007 by the state of Louisiana as subrogee/assignee of the insureds of more than 200 different insurance companies. The suit was filed to recover money that the state of Louisiana paid to certain insureds under the Louisiana Road Home Program for damages resulting from Hurricanes Katrina and Rita. The suit was removed to the United States District Court for the Eastern District of Louisiana on September 11, 2007 and appeals of the removal have been denied. Responsive pleadings have not yet been filed on behalf of any of the defendant insurers in this case, nor has any discovery been conducted to date. Responsive pleadings are due on June 18, 2008.
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
On November 8, 2005, SPLIC was named as a defendant in a suit styled Lilac Todd vs. Security Plan Life Insurance Company, on behalf of Lilac Todd which alleges that SPLIC failed to pay Ms. Todd’s claim for medical expenses arising out of the amputation of one of her limbs. On December 20, 2007, a Supplemental and Amended Petition for Damages was filed pursuant to which the plaintiff has asserted class action allegations. The purported class is defined as all Louisiana insureds of SPLIC whose policies contained an incontestability provision identical or similar to Ms. Todd’s policy, and whose claims were denied within 10 years of the petition filing on the basis of illnesses, injuries or diseases diagnosed or which occurred at any time preceding the incontestability.
SPLIC has responded by filing Exceptions of Vagueness and of Improper Use of the Class Action Procedure, as well as an Answer to the Supplemental and Amended Petition for Damages. SPLIC has also recently filed a Motion for Partial Summary Judgment. The Exceptions and Partial Motion for Summary Judgment have not yet been set for hearing. The Lilac Todd matter is in the early stages of litigation relative to the class allegations and minimal discovery has occurred. Plaintiffs have not established how many, if any, individuals are within the class definition proposed by plaintiff. SPLIC intends to aggressively defend this action. However, in the event of an adverse outcome, the potential exposure to SPLIC could be significant.
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
Item 1.A Risk Factors
The following risk factor updates the risk factor disclosure in our Annual Report on Form 10-K for the Year Ended December 31, 2007.
Lack of market acceptance of our new insurance policies for our non-U.S. residents could negatively impact our financial results.
We are in the midst of introducing new insurance policies for non-U.S. residents. Our new production of insurance from non-U.S. residents slowed in the first quarter of 2008 due to our marketing force’s anticipation of selling these new policies. Any lack of acceptance of these new policies by either our foreign independent marketing consultants and marketing firms or by non-U.S. residents would reduce our new insurance policy sales significantly and have a material adverse effect on our results of operations and financial condition. In addition, if our foreign independent marketing consultants and marketing firms are not able to achieve sales of the new policies consistent with past levels of policy sales, we may be faced with a decrease in the number of these consultants and marketing firms, which would hinder our growth objectives.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to our shareholders during the first calendar quarter of 2008.

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
Chairman and Chief Executive Officer

By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic
Vice President, Chief Financial Officer and Treasurer

Date: May 12, 2008

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