Form 10-Q
period 2008-06-30
CITIZENS INC
filed 2008-08-11
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
☐ Yes ☑ No
As of August 8, 2008 the Registrant had 43,123,558 Class A common stock outstanding and 1,001,714 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position
(In thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Investments:
Fixed maturities available-for-sale, at fair value (cost: $498,651 and $502,635 in 2008 and 2007, respectively)	$491,278	500,426
Equity securities available-for-sale, at fair value (cost: $59,494 and $36,696 in 2008 and 2007, respectively)	53,988	35,669
Mortgage loans on real estate	388	291
Policy loans	26,539	25,490
Real estate held for investment (less $258 and $249 accumulated depreciation in 2008 and 2007, respectively)	5,123	5,152
Other long-term investments	681	618
Short-term investments	—	17,650

Total investments	577,997	585,296

Cash and cash equivalents	39,528	21,123
Accrued investment income	7,064	7,115
Reinsurance recoverable	12,361	13,492
Deferred policy acquisition costs	104,151	100,655
Cost of customer relationships acquired	30,171	31,636
Goodwill	11,386	11,386
Other intangible assets	1,052	1,066
Federal income tax receivable	726	715
Property and equipment, net	6,479	6,795
Due premiums, net (less $1,910 and $1,780 allowance for doubtful accounts in 2008 and 2007, respectively)	7,771	7,656
Prepaid expenses	1,427	—
Other assets	842	974

Total assets	$800,955	787,909

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position, Continued
(In thousands, except share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities:
Future policy benefit reserves:
Life insurance	$522,282	508,209
Annuities	23,912	22,792
Accident and health	7,612	8,293
Premiums paid in advance	18,808	16,140
Policy claims payable	8,842	6,908
Dividend accumulations	4,783	4,825
Other policyholders’ funds	4,355	4,357

Total policy liabilities	590,594	571,524
Commissions payable	2,127	2,385
Deferred Federal income tax	3,482	4,810
Payable for securities in process of settlement	3,000	7,000
Warrants outstanding	1,194	1,003
Other liabilities	10,722	10,810

Total liabilities	611,119	597,532

Commitments and contingencies (Note 7)
Cumulative convertible preferred stock — Series A (Series A-1 - $500 stated value per share, 25,000 shares authorized, issued and outstanding in 2008 and 2007; Series A-2 - $935 stated value per share, 5,000 shares authorized, 4,014 issued and outstanding in 2008 and 2007)	14,888	14,220

Stockholders’ Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 46,259,296 shares issued in 2008 and 46,205,830 shares issued in 2007, including shares in treasury of 3,135,738 in 2008 and 2007	225,144	225,812
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2008 and 2007	3,184	3,184
Retained deficit	(33,998)	(39,725)
Accumulated other comprehensive loss:
Unrealized losses on securities, net of tax	(8,371)	(2,103)

	185,959	187,168
Treasury stock, at cost	(11,011)	(11,011)

Total stockholders’ equity	174,948	176,157

Total liabilities and stockholders’ equity	$800,955	787,909

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended June 30
(In thousands, except per share amounts)
(Unaudited)

	2008	2007

Revenues:
Premiums:
Life insurance	$33,491	31,538
Accident and health insurance	410	381
Property insurance	1,303	1,183
Net investment income	7,480	7,064
Realized losses, net	—	(119)
Decrease in fair value of warrants	312	231
Other income	285	433

Total revenues	43,281	40,711

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	14,730	12,024
Increase in future policy benefit reserves	7,733	8,389
Policyholders’dividends	1,577	1,422

Total insurance benefits paid or provided	24,040	21,835

Commissions	9,376	8,997
Other underwriting, acquisition and insurance expenses	7,020	7,324
Capitalization of deferred policy acquisition costs	(6,309)	(6,782)
Amortization of deferred policy acquisition costs	4,106	3,329
Amortization of cost of customer relationships acquired and other intangibles	715	826

Total benefits and expenses	38,948	35,529

Income before Federal income tax	4,333	5,182
Federal income tax expense	1,341	1,655

Net income	$2,992	3,527

Net income available to common stockholders	$2,493	3,016

Per Share Amounts:
Basic and diluted earnings per share of Class A common stock	$0.06	0.07

Basic and diluted earnings per share of Class B common stock	$0.03	0.04

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Six Months Ended June 30
(In thousands, except per share amounts)
(Unaudited)

	2008	2007

Revenues:
Premiums:
Life insurance	$64,341	61,378
Accident and health insurance	794	803
Property insurance	2,739	2,362
Net investment income	14,944	14,131
Realized gains (losses), net	16	(132)
Increase in fair value of warrants	(191)	(196)
Other income	564	785

Total revenues	83,207	79,131

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	27,808	25,204
Increase in future policy benefit reserves	14,730	15,324
Policyholders’dividends	2,954	2,652

Total insurance benefits paid or provided	45,492	43,180

Commissions	17,087	17,386
Other underwriting, acquisition and insurance expenses	13,931	14,224
Capitalization of deferred policy acquisition costs	(11,164)	(12,906)
Amortization of deferred policy acquisition costs	7,668	6,480
Amortization of cost of customer relationships acquired and other intangibles	1,479	1,667

Total benefits and expenses	74,493	70,031

Income before Federal income tax	8,714	9,100
Federal income tax expense	2,987	3,134

Net income	$5,727	5,966

Net income available to common stockholders	$4,716	4,952

Per Share Amounts:
Basic and diluted earnings per share of Class A common stock	$0.11	0.12

Basic and diluted earnings per share of Class B common stock	$0.05	0.06

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30
(In thousands)
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income	$5,727	5,966
Adjustments to reconcile net income to net cash provided by operating activities:
Realized losses (gains) on sale of investments and other assets	(16)	132
Net deferred policy acquisition costs	(3,496)	(6,426)
Amortization of cost of customer relationships acquired and other intangibles	1,479	1,667
Increase in fair value of warrants	191	196
Depreciation	534	455
Amortization of premiums and discounts on fixed maturities and short-term investments	48	737
Deferred Federal income tax expense (benefit)	2,047	(531)
Change in:
Accrued investment income	51	(158)
Reinsurance recoverable	1,131	1,861
Due premiums and other receivables	10	473
Future policy benefit reserves	13,923	13,705
Other policy liabilities	4,558	73
Federal income tax receivable	(11)	(2,089)
Commissions payable and other liabilities	(346)	42
Other, net	(1,419)	(1,217)

Net cash provided by operating activities	24,411	14,886

Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	—	3,344
Maturity and calls of fixed maturities, available-for-sale	108,685	42,265
Purchase of fixed maturities, available-for-sale	(109,097)	(60,600)
Sale of equity securities, available-for-sale	—	74
Purchase of equity securities, available-for-sale	(22,798)	(10,111)
Principal payments on mortgage loans	18	94
Mortgage loans funded	(115)	—
Sale of other long-term investments and property and equipment	179	340
Increase in policy loans	(1,049)	(1,479)
Purchase of other long-term investments and property and equipment	(418)	(3,445)
Maturity of short-term investments	18,000	—

Net cash used in investing activities	$(6,595)	(29,518)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30
(In thousands)
(Unaudited)

	2008	2007

Cash flows from financing activities:
Annuity deposits	$1,350	1,114
Annuity withdrawals	(761)	(971)

Net cash provided by financing activities	589	143

Net increase (decrease) in cash and cash equivalents	18,405	(14,489)

Cash and cash equivalents at beginning of period	21,123	24,521

Cash and cash equivalents at end of period	$39,528	10,032

Supplemental disclosures of operating activities:
Cash paid during the period for income taxes	$951	5,754

Supplemental Disclosures of Non-Cash Financing Activities:
Dividends on the Company’s Series A-1 Convertible Preferred Stock, issued in 2004, and Series A-2 Convertible Preferred Stock, issued in 2005, were paid by the Company through the issuance of Class A common stock to the preferred shareholders in the amounts of $343,000 and $345,000 for the first six months of 2008 and 2007, respectively. Accretion of deferred issuance costs and discounts on the Convertible Preferred Stock recorded as a deduction to Class A common stock during the first six months of 2008 and 2007 was $668,000 and $669,000, respectively.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
The consolidated statement of financial position as of June 30, 2008, the consolidated statements of operations for the three and six-month periods ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments to present fairly the financial position, results of operations and changes in cash flows at June 30, 2008, and for comparative periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America (U.S.) generally accepted accounting principles (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2008, are not necessarily indicative of the operating results for the full year.
At December 31, 2007, the Security Plan in force policies were converted to the Company’s mainframe policy administration system and Security Plan’s original computer system was discontinued except for historical information. The initial conversion was successful and all in force amounts were reconciled between systems. The Company recognized, due to the uniqueness of the home service business, that some actuarial estimates will be necessary until ongoing system modifications and enhancements are completed some time in 2008. These actuarial adjustments were not in 2007.
During the first quarter of 2008, the Company discovered an overstatement of life reserves, due to the use of an incorrect reserve factor going back several years, in the amount of $796,000. The error was corrected during the quarter, resulting in an increase to net income of $517,000 during the quarter.
The Company allowed its policy administration system to maintain Security Plan’s Home Service policies on its policy master file beyond the normal sixty days past due standard to protect customer relationships and assist the Home Service field force as Security Plan’s business was integrated into its primary computer system. This accommodation resulted in overstatement of deferred acquisition costs (DAC) asset and reserve balances on these policies and understatement of DAC amortization expense and due premium. To compensate for the discrepancy caused by this temporary accommodation, the Company analyzed all policies with a paid to date older then ninety days and manually adjusted policy reserves during the second quarter to reflect the lapsed policies. The amounts related to the first quarter were immaterial. The Company expects to eliminate this temporary accommodation in its policy administration system before September 30, 2008.

Reclassifications
The Company has previously accounted for the conversion of a policy from premium paying to extended term insurance (ETI) as the surrender of the premium paying policy for its cash value, with the cash value being applied as a single premium to purchase the ETI policy. Thus, premiums and surrenders were overstated by the amount of this single premium. Beginning in the first quarter of 2008, the Company no longer accounts for the conversion of a premium paying policy to ETI as a surrender of one policy and simultaneous purchase of a single premium policy. To effect this change, prior year life premiums have been reduced by $922,000 and $1,898,000 for the three months and six months ended June 30, 2007, respectively, with a corresponding reduction in claims and surrenders. For the full year 2007, the amount was $4,157,000.
(2)	Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (Revised 2007), Business Combinations (“FAS 141R”). FAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, under FAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. FAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will determine the impact of adopting FAS 141R on its consolidated financial statements, should applicable transactions occur in the future.
In April 2008, the FASB issued Staff Position (FSP) No. 142-3, Determining the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact, if any, of FSP 142-3 on its financial statements.
As of January 1, 2008, the Company adopted SFAS No. 157 (“FAS 157”), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of FAS 157 did not have a material impact on our consolidated financial statements. Additionally, on January 1, 2008, the Company elected the partial adoption of FAS 157 under the provisions of FASB Staff Position (“FSP”) FAS 157-2, which amends FAS 157 to allow an entity to delay the application of this statement until January 1, 2009 for certain non-financial assets and liabilities. Under the provisions of the FSP, we will delay the application of FAS 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. In January, 2008, FASB also issued proposed FSP FAS 157-c that would amend FAS 157 to clarify the principles on fair value measurement of liabilities. Management is monitoring the status of this proposed FSP for any impact on our consolidated financial statements. See Note 6 for additional disclosures about fair value measurement.
As of January 1, 2008, the Company adopted SFAS No. 159 (“FAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides an option, on specified election dates, to report selected financial assets and liabilities, including insurance contracts, at fair value. Subsequent changes in fair value for designated items are reported in income in the current period. The adoption of FAS 159 did not impact our consolidated financial statements, as no items were elected for measurement at fair value upon initial adoption. We will continue to evaluate eligible financial assets and liabilities on their election dates. Any future elections will be disclosed in accordance with the provisions outlined in the Statement.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing financial statements for non- governmental entities in conformity with GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly In Conformity with Generally Accepted Accounting Principles. The adoption of FAS 162 is not expected to have an impact on our results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60 (“FAS 163”). FAS 163 applies to financial guarantee insurance and reinsurance contracts that are: (i) issued by enterprises that are included within the scope of SFAS No. 60, Accounting and Reporting by Insurance Enterprises (“FAS 60”); and (ii) not accounted for as derivative instruments. FAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FAS 163 will not have an impact on our results of operations or financial condition, as the Company does not issue financial guarantee insurance contracts.
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
The allocation of expenses within the Citizens, Inc. management services agreement was changed in the first quarter of 2008 to reflect the conversion of Security Plan’s policies to our policy administration system at year end 2007. Approximately $1.0 million in expenses per quarter were reallocated from the Life Insurance segment to the Home Service segment, which is reflected in the lower profits for the Home Service segment.
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

	Three Months Ended June 30,
	2008	2007
	(In thousands)

Profit (Loss) Measurement
Income (loss) before federal income tax:
Life Insurance	$3,140	2,698
Home Service Insurance	734	2,865
Other Non-Insurance Enterprises	459	(381)

Total consolidated pretax income	$4,333	5,182

Selected Components of Profit (Loss) Measurement
Revenue:
Life Insurance	$29,632	27,226
Home Service Insurance	12,909	12,966
Other Non-Insurance Enterprises	740	519

Total consolidated revenue	$43,281	40,711

Premiums:
Life Insurance	$25,399	23,239
Home Service Insurance	9,805	9,863
Other Non-Insurance Enterprises	—	—

Total consolidated premiums	$35,204	33,102

Net investment income:
Life Insurance	$4,148	3,791
Home Service Insurance	3,099	3,185
Other Non-Insurance Enterprises	233	88

Total consolidated net investment income	$7,480	7,064

Amortization expense:
Life Insurance	$3,373	3,236
Home Service Insurance	1,448	919
Other Non-Insurance Enterprises	—	—

Total consolidated amortization expense	$4,821	4,155

Realized gains (losses) on sale of investments and other assets:
Life Insurance	$3	(36)
Home Service Insurance	(3)	(83)
Other Non-Insurance Enterprises	—	—

Total consolidated realized gains (losses)	$—	(119)

The following summary presents the Company’s profit (loss) measurement from continuing operations for each reportable segment, along with certain components of that profit (loss) measurement, for the periods indicated.

	Six Months Ended June 30,
	2008	2007
	(In thousands)

Profit (Loss) Measurement
Income (loss) before federal income tax:
Life Insurance	$6,232	4,506
Home Service Insurance	2,207	5,033
Other Non-Insurance Enterprises	275	(439)

Total consolidated pretax income	$8,714	9,100

Selected Components of Profit (Loss) Measurement
Revenue:
Life Insurance	$56,319	52,777
Home Service Insurance	26,113	25,970
Other Non-Insurance Enterprises	775	384

Total consolidated revenue	$83,207	79,131

Premiums:
Life Insurance	$47,950	44,849
Home Service Insurance	19,924	19,694
Other Non-Insurance Enterprises	—	—

Total consolidated premiums	$67,874	64,543

Net investment income:
Life Insurance	$8,210	7,589
Home Service Insurance	6,183	6,352
Other Non-Insurance Enterprises	551	190

Total consolidated net investment income	$14,944	14,131

Amortization expense:
Life Insurance	$7,059	6,476
Home Service Insurance	2,088	1,671
Other Non-Insurance Enterprises	—	—

Total consolidated amortization expense	$9,147	8,147

Realized gains (losses) on sale of investments and other assets:
Life Insurance	$3	(43)
Home Service Insurance	(5)	(77)
Other Non-Insurance Enterprises	18	(12)

Total consolidated realized gains (losses)	$16	(132)

	June 30,	December 31,
	2008	2007
	(In thousands)

Assets:
Life Insurance	$463,126	449,719
Home Service Insurance	305,352	305,997
Other Non-Insurance Enterprises	32,477	32,193

Total consolidated assets	$800,955	787,909

(4)	Total Comprehensive Income (Loss)

	Three Months Ended June 30,
	2008	2007
	(In thousands)

Net income	$2,992	3,527

Other comprehensive loss, net of tax:
Unrealized net losses on investments in fixed maturities available for sale and equity securities	(3,999)	(4,987)

Total comprehensive loss	$(1,007)	(1,460)

	Six Months Ended June 30,
	2008	2007
	(In thousands)

Net income	$5,727	5,966

Other comprehensive loss, net of tax:
Unrealized net losses on investments in fixed maturities available for sale and equity securities	(6,268)	(3,280)

Total comprehensive income (loss)	$(541)	2,686

(5)	Earnings per Share
The following tables set forth the computation of basic and dilutive earnings per share for the periods indicated:

	Three Months Ended June 30,
	2008	2007
	(In thousands, except per share amounts)

Basic and diluted earnings per share:
Numerator:
Net income	$2,992	3,527
Less: Preferred stock dividends	(165)	(177)
Accretion of deferred issuance costs and discounts on preferred stock	(334)	(334)

Net income available to common stockholders	$2,493	3,016

Net income allocated to Class A common stock	$2,465	2,979
Net income allocated to Class B common stock	28	37

Net income available to common stockholders	$2,493	3,016

Denominator:
Weighted average shares of Class A outstanding - basic and diluted	43,096	40,313
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002

Total weighted average shares outstanding - basic and diluted	44,098	41,315

Basic and diluted earnings per share of Class A common stock	$0.06	0.07

Basic and diluted earnings per share of Class B common stock	$0.03	0.04

	Six Months Ended June 30,
	2008	2007
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$5,727	5,966
Less: Preferred stock dividends	(343)	(345)
Accretion of deferred issuance costs and discounts on preferred stock	(668)	(669)

Net income available to common stockholders	$4,716	4,952

Net income allocated to Class A common stock	$4,662	4,891
Net income allocated to Class B common stock	54	61

Net income available to common stockholders	$4,716	4,952

Denominator:
Weighted average shares of Class A outstanding - basic and diluted	43,083	40,301
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002

Total weighted average shares outstanding - basic and diluted	44,085	41,303

Basic and diluted earnings per share of Class A common stock	$0.11	0.12

Basic and diluted earnings per share of Class B common stock	$0.05	0.06

The effects of Series A-1 and A-2 Convertible Preferred Stock and warrants are anti-dilutive; therefore, diluted income per share is reported the same as basic income per share. The Series A-1 and A-2 Convertible Preferred Stock is anti-dilutive because the amount of the dividends and accretion of deferred issuance costs and discounts for the six months ended June 30, 2008 per Class A common stock share obtainable on conversion exceeds basic income per share available to common stockholders. The warrants are anti-dilutive because the exercise price is in excess of the average Class A common stock market price for the six months ended June 30, 2008.
(6)	Fair Value Measurements
As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We hold fixed maturity and equity securities that are carried at fair value.
Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. FAS 157 requires all assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:
•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs or whose significant value drivers are observable.

•	Level 3 — Instruments whose significant value drivers are unobservable.

Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as U. S. Treasury securities and actively traded mutual fund investments.
Level 2 includes those financial instruments that are valued by independent pricing services or broker quotes. These models are primarily industry-standard models that consider various inputs, such as interest rates, credit spreads and foreign exchange rates for the underlying financial instruments. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include corporate fixed maturity securities, U.S. Government-sponsored enterprise securities, municipal securities and certain mortgage and asset-backed securities.
Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on, or corroborated by, readily available market information. This category consists of two private placement mortgage-backed securities where we cannot corroborate the significant valuation inputs with market observable data.
The following table sets forth our assets that are measured at fair value on a recurring basis as of the date indicated:

June 30, 2008
(In thousands)
Financial Assets:	Total	Level 1	Level 2	Level 3
Fixed Maturities Available-for-Sale	$491,278	12,801	477,804	673
Equity Securities Available-for-Sale	53,988	53,988	—	—

Total Financial Assets	$545,266	66,789	477,804	673

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

June 30, 2008
(In thousands)
Beginning balance at December 31, 2007	$700
Total realized and unrealized gains (losses):
Included in net income	—
Included in other comprehensive income	(3)
Principal paydowns	(24)
Transfer in and (out) of Level 3	—

Ending balance at June 30, 2008	$673

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.
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
Our wholly-owned Louisiana property insurer, SPFIC, was named as a defendant in a lawsuit asserting class allegations, styled In re Katrina Canal Breaches Consolidated Litigation, originally filed in the United States District Court, Eastern District of Louisiana and later consolidated into The Master Class Action Insurance Complaint. Most of the property and casualty insurers in Louisiana were also named in this lawsuit. The suit sought payments for claims denied by SPFIC and other declaratory relief related to Hurricane Katrina. In May 2008, SPFIC was dismissed as a defendant from these lawsuits by order of the court.
SPFIC is a defendant in a suit styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007 by the state of Louisiana as subrogee/assignee of the insureds of more than 200 different insurance companies. The suit was filed to recover money that the state of Louisiana paid to certain insureds under the Louisiana Road Home Program for damages resulting from Hurricanes Katrina and Rita. The suit was removed to the United States District Court for the Eastern District of Louisiana on September 11, 2007 and appeals of the removal have been denied. Responsive pleadings have not yet been filed on behalf of any of the defendant insurers in this case, nor has any discovery been conducted to date.
SPFIC was also named as a defendant in a lawsuit filed in the Civil District Court for the Parish of Orleans on behalf of Karen Cheneau in August 2006. The Cheneau suit stems from damages Ms. Cheneau sustained during Hurricane Katrina. In November 2007, plaintiff filed a Motion for Leave to File First Amended Petition to Assert Class Allegations against SPFIC. The purported class consists of Louisiana citizens who purchased homeowner’s insurance coverage and/or contents insurance coverage from SPFIC, whose homes and/or property covered by said policies were damaged as a result of Hurricane Katrina and who timely submitted claims to SPFIC for their losses, and who either received no recovery or received less than the alleged proper value of their valued policies as a result of their claims. SPFIC has responded to the Amended Petition by filing Exceptions of No Cause of Action, No Right of Action, Vagueness, Prescription and Failure to Meet Class Action Requirements. In April 2008, the Plaintiff’s local counsel in Louisiana filed an Ex Parte Motion to Withdraw from the case. Currently, the Plaintiffs are without local counsel to file pleadings and attend hearings on their behalf. The Exceptions have not yet been set for hearing. SPFIC intends to vigorously defend this lawsuit.
The Road Home Litigation and Cheneau are in the early stages of litigation, and no discovery has yet occurred. Therefore, it is not possible to evaluate how many claims in those cases relate to SPFIC, or the potential exposure to SPFIC. However, in the event of an adverse outcome, the potential exposure to SPFIC could be significant.
On November 8, 2005, SPLIC was named as a defendant in a suit styled Lilac Todd vs. Security Plan Life Insurance Company, on behalf of Lilac Todd, which alleges that SPLIC failed to pay Ms. Todd’s claim for medical expenses arising out of the amputation of one of her limbs. On December 20, 2007, a Supplemental and Amended Petition for Damages was filed pursuant to which the plaintiff has asserted class action allegations. The purported class is defined as all Louisiana insureds of SPLIC whose policies contained an incontestability provision identical or similar to Ms. Todd’s policy, and whose claims were denied within 10 years of the petition filing on the basis of illnesses, injuries or diseases diagnosed or which occurred at any time preceding the incontestability.

SPLIC has responded by filing Exceptions of Vagueness and of Improper Use of the Class Action Procedure, as well as an Answer to the Supplemental and Amended Petition for Damages. SPLIC has also recently filed a Motion for Partial Summary Judgment. The Exceptions and Partial Motion for Summary Judgment have been set for hearing in August 2008. The Lilac Todd matter is in the early stages of litigation relative to the class allegations and minimal discovery has occurred. Plaintiffs have not established how many, if any, individuals are within the class definition proposed by plaintiff. SPLIC intends to aggressively defend this action. However, in the event of an adverse outcome, the potential exposure to SPLIC could be significant.
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
In July 2004, we completed a private placement of $12.5 million of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to four unaffiliated institutional investors. The Company also issued to the investors warrants to purchase 544,000 shares of Class A common stock, at an exercise price of $6.95 per share, and unit warrants to purchase Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”). The conversion, exercise and redemption prices set forth in this Note 8, along with the numbers of shares and warrants (except for the 25,000 Series A-1 Preferred shares referenced below), have been adjusted for the common stock dividends paid December 31, 2004 and December 31, 2005.
The 25,000 shares of Series A-1 Preferred carry a 4% per annum dividend, payable quarterly in cash or, if certain conditions are met, shares of our Class A common stock. We have paid all of the preferred dividends through June 30, 2008 with Class A common stock.
We may, at our option, subject to certain conditions, increase the issued Series A-1 Preferred by $12.5 million to $25 million by requiring the investors to make additional payments for their shares of Series A-1 Preferred. Likewise, the investors may, at their option, subject to certain conditions, increase the issued Series A-1 Preferred by $12.5 million.
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
The provisions of the Series A Preferred Stock require that if (i) at any time after the original issue date of the stock, the closing price of our Class A common stock for any 42 trading days, including a period not less than 5 consecutive trading days, is less than $4.80, or (ii) we issue Class A common stock or common stock equivalents for less than $6.11 per share, then the holders of the Series A Preferred Stock may require us to redeem their shares of Series A Preferred Stock at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The preferred holders’ right to require a redemption has not been triggered under clause (i) or clause (ii) above. If the right were to be triggered, that right would terminate if the price per share of Class A common stock exceeds certain defined amounts for certain specified periods of time. Another provision of the Series A Preferred Stock allows the preferred holders to require the Company to repurchase in cash (1) any shares of Series A Preferred Stock still held by the preferred shareholders and (2) any shares of Class A common stock still held by the preferred shareholders pursuant to the provisions of the Preferred Stock if certain defined “Events” or other conditions occur and are not cured within specified time periods. The Events generally relate to the preferred holders’ ability to resell their Class A common shares.
We will be required to redeem any shares of the Series A Preferred Stock that remain outstanding on July 12, 2009 at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of such payment. If the average price is less than $3.50 per Class A common share, the redemption must be in cash.
The unit warrants, which were also issued in July 2004, entitled the investors to purchase from us up to $5 million of Series A-2 Preferred. Three of the four investors exercised their unit warrants, for an exercise price of approximately $3.75 million, before the unit warrants expired in October 2005. The Series A-2 Preferred shares are convertible into Class A common stock at conversion prices equal to 110% of the average market closing prices of the Class A common stock for the 30 trading days before the respective dates of issuance of the Series A-2 Preferred to the three investors. The redemption period for the Series A-2 Preferred expires on July 12, 2009.
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

We initially recognized deferred issuance costs in 2004 of $1,486,000, a discount on the beneficial conversion feature of $3,073,000 and discounts on fair values of options and warrants of $2,719,000, respectively, as offsets against the $12.5 million issuance of the Series A-1 Preferred. The beneficial conversion feature represents the difference at July 12, 2004 between the fair value of the Class A common stock and the effective conversion price, taking into account embedded warrants based upon the number of shares to be converted. This intrinsic value reduced the carrying value of the Series A-1 Preferred on the statement of financial position with an equal amount credited to the Class A common stock These deferred issuance costs and discounts have been amortized to the Class A common stock over the period until redemption using the effective interest method. On July 7, 2005, September 30, 2005 and October 6, 2005, three of the four unaffiliated investors exercised their right to purchase the Series A-2 Convertible Preferred Stock. We recognized deferred issuance costs of $247,000 and a premium of $721,000 related to the liability for the option recorded at the date of the respective exercises.
At June 30, 2008 and December 31, 2007, there was $403,000 and $583,000 in unaccreted deferred issuance costs and $961,000 and $1,449,000 in unaccreted net discount costs, respectively. The redemption value of the series A-1 and A-2 convertible stock was $16,251,000 at June 30, 2008.
The initial July 2004 recognition of the beneficial conversion feature and discounts on fair values of options and warrants resulted in $3,073,000 of additional paid-in capital for the Class A common stock and $2,944,000 of liabilities for warrants. Changes in the fair value of warrants are recognized in the statement of operations with a corresponding change in the liabilities for warrants.

ITEM 2.	MANAGEMENT‘S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”), including, without limitation, statements specifically identified as forward-looking statements within this document. Many of these statements contain risk factors as well. In addition, certain statements in future filings by us with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with our approval, which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of our plans and objectives by our management or Board of Directors including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “may,” “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause our future results to differ materially from expected results include, but are not limited to:
•	Changes in foreign and U.S. general economic conditions, including the performance of financial markets and interest rates;

•	Changes in consumer behavior, which may affect our ability to sell our products and retain business;

•	The timely development of and acceptance of new products of the Company and perceived overall value of these products and services by existing potential customers;

•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing our products;

•	Changes in assumptions related to deferred acquisition costs and the value of business acquired;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, our products or services; and

•	A concentration of business from persons residing in Latin America and the Pacific Rim; and, our success at managing the risks involved in the foregoing.
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
Overview
We are an insurance holding company serving the life insurance needs of individuals in the United States and in more than 35 countries around the world. We pursue a strategy of offering ordinary whole life insurance with a focus on cash accumulation and final expense insurance products in niche markets where we believe we are able to achieve competitive advantages. Our core operations include issuing and servicing:
•
U.S. Dollar-denominated ordinary whole life insurance policies predominantly to high net worth, high income foreign residents, principally in Latin America and the Pacific Rim, through approximately 2,870 independent marketing consultants;

•	ordinary whole life insurance policies to middle income households in the Midwest and the southern United States through approximately 550 independent marketing consultants; and

•	final expense and limited liability property policies to middle to lower income households in Louisiana through approximately 350 employee agents in our home service distribution channel.
We primarily operate through two segments as follows:
Life Insurance. For more than 30 years, CICA and its predecessors have participated in the foreign marketplace through the issuance of U.S. Dollar-denominated ordinary whole life insurance to foreign nationals. Traditionally, this market has focused on the top 3-5% of the population of a country in terms of income and net worth. In recent years, however, there has been a shift to encompass a broader spectrum of the population, as upper middle classes develop in Latin America and the Pacific Rim. We make our insurance products available using third-party marketing organizations and independent marketing consultants. The number of our producing independent consultants has expanded over the years in this segment to approximately 2,870, and we presently receive applications from more than 35 countries outside of the U.S. Historically, the majority of our international business has come from Latin America. However, in 2004 the Pacific Rim began to represent a meaningful and growing source of new business, and in 2008 continues to be one of the leading sources of new premium income.
In the first six months of 2008, our Life Insurance segment generated revenue of $56.3 million, which accounted for 67.7% of our total revenue, compared to revenue of $52.8 million, or 66.7% of total revenue for the same period in 2007. Our strategy in operating our Life Insurance segment is to increase new business written through our existing marketers as well as recruit new marketers and expand the number of countries from which we receive policy applications.
In the second quarter of 2008, CICA introduced a new set of international life insurance products. We anticipate these new products will be well received in the international market.

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
Home Service Insurance. Through a subsidiary, SPLIC, we provide final expense ordinary life insurance to middle to lower income individuals, primarily in Louisiana. Our policies in this segment are sold and serviced through the home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders.
At December 31, 2007, the Security Plan in force policies were transitioned to the Company’s integrated policy administration system and Security Plan’s original computer system was eliminated for production purposes and continues to be available only for historical information inquiry. The conversion was successful and all in force amounts were reconciled between systems. The Company recognized, due to the uniqueness of home service business, that some actuarial estimates would be necessary on an interim basis until the home service administrative modifications and enhancements were completed later in 2008.
The Company allowed its policy administration system to maintain Security Plan’s Home Service policies on its policy master file beyond the normal sixty days past due standard to protect customer relationships and assist the Home Service field force as Security Plan’s business was integrated into its primary computer system. This accommodation resulted in overstatement of deferred acquisition costs (DAC) asset and reserve balances on these policies and understatement of DAC amortization expense. To compensate for the discrepancy caused by this temporary accommodation, the Company analyzed all policies with a paid to date older then ninety days and manually adjusted policy reserves in the second quarter to reflect the lapsed policies. The amounts related to the first quarter were immaterial. The Company expects to eliminate this temporary accommodation in its policy administration system before September 30, 2008.
During the first six months of 2008, revenue from this segment was $26.1 million, which accounted for 31.4% of our total revenue, compared to revenue from this segment of $26.0 million, or 32.8% of total revenue, during the same period in 2007. Our business strategy in this segment is to continue to serve existing customers in Louisiana as well as expand the business through the acquisition of similar operations.
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

•
The volatility in the equity markets over the past few years has posed a number of problems for some companies in the life insurance industry. Our equity holdings have been limited to 9.3% of total invested assets as of June 30, 2008 and 6.1% at December 31, 2007.

•
Corporate bond defaults and credit downgrades, which have resulted in other-than-temporary impairments in the value of some securities, have had a material impact on life insurers in the past few years. We have not incurred significant losses from bond defaults for many years. The majority of our investment portfolio is held in debt instruments in U.S. Government-sponsored enterprises. Most of the municipal bonds we own are privately insured. We intend to manage our investment portfolio in the future using these types of debt instruments. At June 30, 2008, 67.7% of our fixed maturity securities were invested in U.S. Government-sponsored enterprises, including Fannie Mae and Freddie Mac. The recent stock price performance of these companies has not affected our bond holdings in these entities. The Company continues to monitor these investments, and has not seen any material decrease in the prices of these bonds.

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

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007
All comparisons below state the 2008 second fiscal quarter first and the 2007 second fiscal quarter second.
Consolidated Results of Operations
Net income was $3.0 million in the second quarter of 2008, which was down 15.2% from net income of $3.5 million for the same period of 2007. The primary causes of this decrease were higher death claims, higher property claims and higher non-deferrable Home Service commissions.
Total consolidated revenues were $43.3 million, a 6.3% increase over 2007 revenues of $40.7 million. Total revenues from our Life Insurance segment amounted to $29.6 million, compared to $27.2 million, reflecting increased renewal premium on the international business. Total revenues from Home Service were $12.9 million during the second quarter of 2008 and $13.0 million during the same period in 2007.
As further discussed below, an increase in death claims in Security Plan, an increase in property claims and increased renewal commissions were the primary causes for the decrease in net income relative to the Home Service segment. Although revenues from our Home Service segment were relatively flat, our profit from the segment during the 2008 quarter decreased by over $2.1 million compared to the corresponding 2007 quarter, or a decrease of nearly 74.4%. The primary reason for the decrease is that we reallocated our management services agreement in the first quarter of 2008 to reflect the conversion of Security Plan to our policy administration system. As a result, approximately $1.0 million in expenses were allocated to the Home Service segment in the 2008 second quarter that otherwise would have been allocated to the Life Insurance segment. In addition, death claims for the Home Service segment were up by $1.0 million. However, in the second quarter of 2007 we corrected an overstatement of prior year claim liabilities of $650,000, which reduced our 2007 period death claim expense by such amount. We also experienced approximately $400,000 of higher commission expenses in the Home Service segment due to paying commissions on growth of the in force block and annualized premium. Finally, property claims in the Home Service segment were up by $375,000, or a 124.2% increase over the 2007 period claims, due to damages caused by hail storms in Louisiana. Our Home Service segment will continue to be allocated policy administration expenses, which will not affect our overall consolidated profitability. We expect that future death claims in the Home Service segment will approximate more historical levels.

Premium Income. Premium income increased to $35.2 million from $33.1 million, or 6.4%. The increase was attributable to persistency on the international renewal business written in the Life Insurance segment, which had $25.4 million of premium income during the 2008 quarter.
Net Investment Income. Net investment income increased 5.9% to $7.5 million compared to $7.1 million, due primarily to the growth in our investment portfolio during 2008. Additionally, during 2007 and through the second quarter of 2008, we invested $59.5 million in equity mutual funds. We expect to keep equity mutual fund investments at about 10% of total invested assets to help diversify our holdings. We continue to invest primarily in bonds of U.S. Government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
Claims and Surrenders. As noted in the table below, claims and surrenders increased to $14.7 million from $12.0 million.

	Three Months Ended June 30,
	2008	2007
	(In thousands)

Death claims	$6,118	4,931
Surrender benefits	3,735	3,281
Endowments	3,664	3,128
Property claims	677	302
Other policy benefits	446	318
Accident and health benefits	90	64

Total claims and surrenders	$14,730	12,024

Death claims were up by $1.2 million, or 24.1%. However, in the second quarter of 2007, SPLIC corrected an overstatement of prior year claim liabilities of approximately $650,000, which reduced 2007 death claim expense by that amount.
Endowment benefits were up $536,000, or 17.1%, as maturities within the block of business that features the endowment benefit continue to grow. This benefit is priced into the premium and does not have a negative impact on results of operations.
Property claims were up $375,000, or 124.2%, as a series of major storms swept through Louisiana during the second quarter of 2008 causing extensive hail and wind damage.
Policyholder Dividends. Policyholder dividends increased 10.9% to $1.6 million from $1.4 million, due to the continued sale and persistency of participating ordinary whole life products in the international market. All of our international policies are participating, and the growth of this block of business has contributed to the growth in dividends. The dividends are factored into the premiums and have minimal impact on profitability.
Change in Reserves. The increase in reserves fell from $8.4 million in 2007 to $7.7 million in 2008, on an increase in life premium income of approximately $2.0 million. This was partially related to the previously mentioned Security Plan manual lapse adjustment. Additionally, the favorable variance relates to reserve releases on higher paid claims and surrenders in the Home Service segment.
Commissions. Commissions increased to $9.4 million from $9.0 million in 2007, primarily due to the higher commissions paid in the Home Service segment of approximately $400,000. Since conversion, Home Service commission calculations are manually estimated outside of the policy administration system based on annualized premiums and growth of the in force block. This estimation method has resulted in payment of commissions to agents in excess of the historical commissions during the first two quarters. However, we expect this situation to trend back toward historical norms as current unearned premium is earned over the last two quarters of 2008. The goal is to complete home service system enhancements by the end of 2008, which management believes will reflect commissions more in line with those paid prior to conversion.

Other Underwriting, Acquisition and Insurance Expenses. Expenses decreased to $7.0 million from $7.3 million, due mainly to a decrease in the cost of printing and shipping of proxy statements for this year’s annual meeting of shareholders, as well as a drop in state insurance department examination expenses, as three of our companies were undergoing examination in 2007. Additionally, we have experienced savings from the new Texas margin tax effective January 1, 2008.
Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs (“DAC”) decreased 7.0% to $6.3 million from $6.8 million. This was also a direct consequence of reduced international new business production, as less commissions and expenses were capitalized. Amortization of these costs was $4.1 million and $3.3 million in 2008 and 2007, respectively. This increase was primarily due to the manual adjustment in the Home Service segment block of business.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
All comparisons below state the 2008 six months first and the 2007 six months second.
Consolidated Results of Operations
Net income for the six months ended June 30, 2008 was $5.7 million, compared to $6.0 million for the same period of 2007. The primary causes of this decrease were higher death claims, higher property claims and higher non-deferrable Home Service commissions.
Total revenues were $83.2 million, a 5.2% increase over revenues of $79.1 million. Total revenues from our Life Insurance segment amounted to $56.3 million, compared to $52.8 million, reflecting continued strong renewal premium on the international business. Total revenues from Home Service increased slightly to $26.1 million from $26.0 million.
Premium Income. Premium income increased to $67.9 million from $64.5 million, or 5.2%. The increase was attributable to persistency on the international business written in the Life Insurance segment, which had $48.0 million of premium income during the period. First year premiums in the Life Insurance segment during the first six months of 2008 were down $1.0 million from comparable levels in 2007. This was primarily due to the slow production in the first quarter of 2008, as the international associates awaited the release of the new products. We expect our international sales production to increase as a result of our new product release.
Net Investment Income. Net investment income increased 5.8% to $14.9 million, compared to $14.1 million, due primarily to the growth in our investment portfolio during 2008. Additionally, during 2007 and through the second quarter of 2008, we invested $59.5 million in equity mutual funds. We expect to keep equity mutual fund investments at about 10% of total invested assets to help diversify our holdings. We continue to invest primarily in bonds of U.S. Government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

Claims and Surrenders. As noted in the table below, claims and surrenders increased to $27.8 million from $25.2 million, due primarily to an increase in death and property claims and an increase in endowments.

	Six Months Ended June 30,
	2008	2007
	(In thousands)

Death claims	$11,902	10,937
Surrender benefits	7,177	6,474
Endowments	6,794	6,031
Property claims	1,048	825
Other policy benefits	727	766
Accident and health benefits	160	171

Total claims and surrenders	$27,808	25,204

Death claims were up $965,000, primarily due to a 2007 period correction of an overstated prior year’s claim liability of $650,000, which reduced 2007 death claim expense.
Surrenders were up $703,000 in 2008, as a result of the growth in insurance in force. Surrenders as a percent of ordinary whole life insurance were 0.3% of insurance in force in both 2008 and 2007.
Endowments were up 12.7%, or $763,000, as maturities within this block of policies have grown in recent years. The benefit is priced into the premium and does not have a negative impact on results of operation.
Property claims were up $223,000, or 27.0%, as a series of major storms swept through Louisiana during the second quarter of 2008 causing extensive hail and wind damage.
Policyholder Dividends. Policyholder dividends increased 11.4% to $3.0 million from $2.7 million, due to the continued sale and persistency of participating ordinary whole life products in the international market. All of our international policies are participating, and the growth of this block of business has contributed to the growth in dividends. The dividends are factored into the premiums and have minimal impact on profitability.
Change in Reserves. The increase in reserves fell from $15.3 million in 2007 to $14.7 million in 2008 on an increase in life premium income of approximately $3.0 million. The favorable variance is attributable to reserve release on higher paid claims and surrenders related to the Home Service segment.
Commissions. Commissions decreased to $17.1 million from $17.4 million in 2007, primarily due to the previously mentioned slowdown of new international policies issued in 2008. However, commissions were up approximately $700,000 in SPLIC, even with level premiums, because commissions were paid on growth of the in force block and annualized premium.
Other Underwriting, Acquisition and Insurance Expenses. Expenses decreased to $13.9 million from $14.2 million, due primarily to a decrease in printing and mailing costs of proxy statements for our 2008 annual meeting of shareholders, as well as a decrease in insurance department examination expenses, as three of our companies were examined in 2007. We also paid less under the new Texas margin tax in 2008, which was effective January of 2008.
Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs (“DAC”) decreased 13.5% to $11.1 million from $12.9 million. This was a direct consequence of the reduction in international new business, as less commissions and expenses were capitalized. Amortization of these costs was $7.7 million and $6.5 million in 2008 and 2007, respectively. This increase was primarily due to the manual lapse adjustment in the Home Service block of business, as previously discussed.

We have committed to the following contractual obligations as of June 30, 2008 with the payments due by the period indicated below:

		Less than 1			More than 5
Contractual Obligations	Total	Year	1 to 3 Years	3 to 5 Years	Years
	(In thousands)
Operating leases	$884	385	448	46	5
Other	44	44	—	—	—

Total operating and other leases	928	429	448	46	5

Future policy benefit reserves:
Life insurance	522,282	194	1,090	10,227	510,771
Annuities	23,912	12,509	5,606	2,417	3,380
Accident and health	7,612	7,612	—	—	—

Total future policy benefit reserves	553,806	20,315	6,696	12,644	514,151

Policy claims payable:
Life insurance	7,230	7,230	—	—	—
Accident and health	982	982	—	—	—
Property and casualty	630	630	—	—	—

Total policy claims payable	8,842	8,842	—	—	—

Convertible preferred stock	16,251	—	16,251	—	—

Total contractual obligations	$579,827	29,586	23,395	12,690	514,156

Liquidity and Capital Resources
Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations in seeking to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.
Our liquidity requirements are met primarily by funds provided from operations. Premium revenues and deposits, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate investments to provide cash flow and did not do so during the first half of 2008.
A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our insurance policies, such as surrender charges, that help limit and discourage early withdrawals. Since these contractual withdrawals, as well as the level of surrenders experienced, were largely consistent with our assumptions in asset liability management, our associated cash outflows have, to date, not had an adverse impact on our overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo renewed underwriting in order to obtain a new insurance policy. Cash flow projections and cash flow tests under various market interest rate scenarios are also performed annually to assist in evaluating liquidity needs and adequacy. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds.
Cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $24.4 million and $14.9 million for the six months ended June 30, 2008 and 2007, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in fixed income securities. Net cash outflows from investment activity totaled $6.6 million and $29.5 million for the six months ended June 30, 2008 and 2007, respectively. The outflows from investing activities for the six months ended June 30, 2008 and 2007 primarily related to the investment of excess cash and cash equivalents generated from operations.

Stockholders’ equity at June 30, 2008 was $174.9 million, compared to $176.2 million at December 31, 2007. The decrease in 2008 was largely due to income earned during the period of $5.7 million, offset by an increase in unrealized losses on investments of $6.3 million for the six months ended June 30, 2008.
Investments decreased slightly to $578.0 million at June 30, 2008 from $585.3 million at December 31, 2007 because of the maturity of $17.7 million of short-term investments, which is now invested in money market funds. Fixed maturities are categorized into fixed maturities available-for-sale, which are carried in our consolidated financial statements at fair value. Fixed maturities available-for-sale were 85.0% of investments at June 30, 2008 and 85.5% at December 31, 2007. Equity securities are categorized into equity securities available for sale, which are carried on our consolidated financial statements at fair value. Equity security investments were 9.3% of investments at June 30, 2008 and 6.1% at December 31, 2007.
Policy loans comprised 4.6% of invested assets at June 30, 2008 and 4.4% at December 31, 2007. These loans, which are secured by the underlying policy values, have annual yields ranging from 5% to 12% and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.
Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at June 30, 2008 and December 31, 2007. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2008, we intend to continue to utilize high grade commercial paper as a cash management tool to minimize excess cash balances and enhance returns.
In the wake of bankruptcy filings by large corporations several years ago, concern was raised regarding the use of certain off-balance sheet special purpose entities such as partnerships to hedge or conceal losses related to investment activity. We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions. We have no subprime or collateralized debt obligations.
The National Association of Insurance Commissioners (“NAIC”) has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company’s business to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At June 30, 2008 and December 31, 2007, all of our insurance subsidiaries were above required minimum levels.
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
At June 30, 2008 and December 31, 2007, GAAP reserve factors had not been developed by the consulting actuarial firm that calculates our GAAP reserves, post conversion, for all Security Plan paid-up policies. Because of this, reserves related to these policies were estimated based on the ratio of statutory reserves to GAAP reserves at September 30, 2007. This was the last time GAAP paid-up reserves were calculated by SPLIC’s previous actuarial consulting firm.
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist at June 30, 2008. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the six months ended June 30, 2008 and 2007 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. The relative stability of these assumptions and management’s analysis is discussed below.
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
We utilize the factor method to determine the amount of costs to be capitalized and the ending asset balance. The factor method is based on the ratio of premium revenue recognized for the policies in force at the end of each reporting period compared to the premium revenue recognized for policies in force at the beginning of the reporting period. The factor method ensures that policies that lapsed or surrendered during the reporting period are no longer included in the deferred policy acquisition costs balance. The factor method limits the amount of deferred costs to its estimated realizable value, provided actual experience is comparable to that contemplated in the factors.
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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Management believes that our deferred policy acquisition costs and related amortization as of and for the six months ended June 30, 2008 and 2007 limits the amount of deferred costs to its estimated realizable value. This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.
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
At June 30, 2008, 70.3% of our fixed maturity securities were invested in U.S. Government-sponsored enterprises or securities backed by the U.S. Government. We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. With the exception of Security Plan, virtually all of our subsidiaries’ fixed maturity investments are in U.S. Government-sponsored enterprises or U.S. Government instruments. Security Plan has significant investments in corporate and municipal bonds. Management believes that our investments in fixed maturity securities at June 30, 2008 were not impaired, and no other-than-temporary losses needed to be recorded. This determination is based upon our holdings of fixed maturity securities, primarily obligations of U.S. Government-sponsored corporations, our intent and ability to hold temporarily impaired fixed maturities until recovery, and our analysis of whether declines in fair value below cost are temporary or other-than-temporary. Our equity securities consist of mutual funds acquired in 2008 and 2007, thus any declines in value are recent and are currently considered temporary. We will continue to monitor these investments. At June 30, 2008, there were no other-than-temporary impairments on equity securities.
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
Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised over 85.0% of our investment portfolio as of June 30, 2008. These investments are mainly exposed to changes in U.S. Treasury rates. Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 67.3% of the fixed maturities we owned at June 30, 2008 are instruments of U.S. Government-sponsored enterprises, or are backed by U.S. Government agencies.
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
Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities. Market interest rates of the ten-year U.S. Treasury bond has stayed relatively constant at 4.0 % since year-end 2007, causing an unrealized loss of $4.0 million as of June 30, 2008 on a portfolio of approximately $578.0 million, primarily related to the fixed maturities. We would expect similar results in the future from any significant upward or downward movement in market rates.
We performed a sensitivity analysis, as of December 31, 2007, for our interest rate-sensitive assets. The changes in market values of our debt and equity securities as of June 30, 2008 were within the expected range of results of this analysis.
There are no fixed maturities or other investments that we classify as trading instruments. At June 30, 2008 and December 31, 2007, we had no investments in derivative instruments, nor do we have any subprime or collateralized debt obligation risk.
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was less than 10% of our total investments at June 30, 2008. Thus, we believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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
During the quarter ended June 30, 2008 there have been no changes in the Company’s internal controls over financial reporting that materially affect or are reasonably likely to effect, the Company’s internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).
During the second quarter the Company implemented an internal audit function. The internal audit function will provide an additional layer of controls and review procedures. The Company’s new director of internal audit has significant experience in the life insurance industry, as well as external audit experience including design and implementation of SOX processes.
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
Our wholly-owned Louisiana property insurer, SPFIC, was named as a defendant in two lawsuits asserting class allegations, which were ultimately consolidated in the litigation known as In re Katrina Canal Breaches Consolidated Litigation, originally filed in the United States District Court, Eastern District of Louisiana.. Most of the property and casualty insurers in Louisiana were also named in the lawsuits. The suits sought payments for claims denied by SPFIC and other declaratory relief related to Hurricane Katrina. In May 2008, SPFIC was dismissed as a defendant from these lawsuits by order of the court.
SPFIC is a defendant in a suit styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007 by the state of Louisiana as subrogee/assignee of the insureds of more than 200 different insurance companies. The suit was filed to recover money that the state of Louisiana paid to certain insureds under the Louisiana Road Home Program for damages resulting from Hurricanes Katrina and Rita. The suit was removed to the United States District Court for the Eastern District of Louisiana on September 11, 2007 and appeals of the removal have been denied. Responsive pleadings have not yet been filed on behalf of any of the defendant insurers in this case, nor has any discovery been conducted to date.

SPFIC was also named as a defendant in a lawsuit filed in the Civil District Court for the Parish of Orleans on behalf of Karen Cheneau in August 2006. The Cheneau suit stems from damages Ms. Cheneau sustained during Hurricane Katrina. In November 2007, plaintiff filed a Motion for Leave to File First Amended Petition to Assert Class Allegations against SPFIC. The purported class consists of Louisiana citizens who purchased homeowner’s insurance coverage and/or contents insurance coverage from SPFIC, whose homes and/or property covered by said policies were damaged as a result of Hurricane Katrina and who timely submitted claims to SPFIC for their losses, and who either received no recovery or received less than the alleged proper value of their valued policies as a result of their claims. SPFIC has responded to the Amended Petition by filing Exceptions of No Cause of Action, No Right of Action, Vagueness, Prescription and Failure to Meet Class Action Requirements. In April 2008, the Plaintiff’s local counsel in Louisiana filed an Ex Parte Motion to Withdraw from the case. Currently, the Plaintiffs are without local counsel to file pleadings and attend hearings on their behalf. The Exceptions have not yet been set for hearing. SPFIC intends to vigorously defend this lawsuit.
The Road Home Litigation and Cheneau are in the early stages of litigation, and no discovery has yet occurred. Therefore, it is not possible to evaluate how many claims in those cases relate to SPFIC, or the potential exposure to SPFIC. However, in the event of an adverse outcome, the potential exposure to SPFIC could be significant.
On November 8, 2005, SPLIC was named as a defendant in a suit styled Lilac Todd vs. Security Plan Life Insurance Company, on behalf of Lilac Todd, which alleges that SPLIC failed to pay Ms. Todd’s claim for loss of limb benefits arising out of the amputation of one of her limbs. On December 20, 2007, a Supplemental and Amended Petition for Damages was filed pursuant to which the plaintiff has asserted class action allegations. The purported class is defined as all Louisiana insureds of SPLIC whose policies contained an incontestability provision identical or similar to Ms. Todd’s policy, and whose claims were denied within 10 years of the petition filing on the basis of illnesses, injuries or diseases diagnosed or which occurred at any time preceding the incontestability period.
SPLIC has responded by filing Exceptions of Vagueness and of Improper Use of the Class Action Procedure, as well as an Answer to the Supplemental and Amended Petition for Damages. SPLIC has also recently filed a Motion for Partial Summary Judgment. The Exceptions and Partial Motion for Summary Judgment has been set for hearing in August 2008. The Lilac Todd matter is in the early stages of litigation relative to the class allegations and minimal discovery has occurred. Plaintiffs have not established how many, if any, individuals are within the class definition proposed by plaintiff. SPLIC intends to aggressively defend this action. However, in the event of an adverse outcome, the potential exposure to SPLIC could be significant.
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

ITEM 1A.	RISK FACTORS
The following risk factors supplement the risk factor disclosure in our Annual Report on Form 10-K for the Year Ended December 31, 2007.
Lack of market acceptance of our new insurance policies for our non-U.S. residents could negatively impact our financial results.
We are in the midst of introducing new insurance policies for non-U.S. residents. Our new production of insurance from non-U.S. residents slowed in the first half of 2008 due to our marketing force’s anticipation of selling these new policies. Any lack of acceptance of these new policies by either our foreign independent marketing consultants and marketing firms or by non-U.S. residents would reduce our new insurance policy sales significantly and have a material adverse effect on our results of operations and financial condition. In addition, if our foreign independent marketing consultants and marketing firms are not able to achieve sales of the new policies consistent with past levels of policy sales, we may be faced with a decrease in the number of these consultants and marketing firms, which would hinder our growth objectives.
Success of our business depends in part on effective information technology systems and on continuing development and implementation of improvements.
Our business is dependent upon the ability to keep up to date with effective, secure and advanced technology systems for the integration of the policy administration, accounting, and investment systems. It is crucial to our business to service a large number of policyholders, provide timely and accurate information, and do so in a technology system that is secure. If we do not maintain adequate systems adaptable to technological advancements, adverse consequences could include inadequate information on which to base pricing, underwriting and reserving decisions, regulatory complications, litigation exposure or increases in administrative expenses. This could adversely affect our ability to service policyholders and make attracting new customers difficult.
Some of our information technology systems and software are mainframe-based, legacy-type systems and require an ongoing commitment of resources to maintain current standards. We continuously enhance and update our systems to keep pace with changes in our products and business models, information processing technology, evolving industry and regulatory standards and policyholder needs. Our success is in large part dependent on maintaining and enhancing the effectiveness of existing systems, as well as continuing to integrate, develop and enhance our information systems to support business processes in a cost-effective manner.
We are experiencing a delay in the completion of the conversion of Security Plan’s Home Service administration system to our policy administration system.
At December 31, 2007, the Security Plan in force policies were transitioned to the Company’s integrated policy administration system and Security Plan’s original computer system was eliminated for production purposes and continues to be available only for historical information inquiry. The conversion was successful and all in force amounts were reconciled between systems. The Company recognized, due to the uniqueness of home service business, that some actuarial estimates would be necessary on an interim basis until the home service administrative modifications and enhancements are completed later in 2008.
Although the Company has plans to complete all modifications related to home service administration by the end of the 2008, we cannot assure this project will be completed by then. In addition, in working through these issues the Company could identify other required modifications or changes which will take precedence over these. If any of the items above or any other unforeseen issues emerge during the integration process, they could have a material or significant impact on the Company’s financial results in 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held an annual meeting of shareholders on June 3, 2008. At the meeting, our shareholders elected all of our Class A and Class B director nominees, and there were no other persons nominated to serve on our Board. Our shareholders also ratified the appointment of Ernst & Young LLP as the independent registered public accounting firm for the Company for 2008 by a vote of 21,237,405 shares for, 27,886 shares against and 7,724,602 shares abstaining.

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

10.5	(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5	(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5	(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5	(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

Exhibit
Number		The following exhibits are filed herewith:

10.5	(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5	(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.5	(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5	(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5	(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.5	(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5	(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.6		Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd.(i)

10.7		Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

11		Statement re: Computation of per share earnings (see financial statements)

21		Subsidiaries of Registrant (k)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, on November 14, 1996 and incorporated herein by reference.

(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. I, and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

(j)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.

(k)	Filed on March 30, 2007 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2006 as Exhibit 21, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.
By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic
Vice President, Chief Financial Officer and Treasurer
Date: August 11, 2008

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.