Form 10-Q
period 2008-09-30
CITIZENS INC
filed 2008-11-07
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of November 7, 2008 the Registrant had 43,824,117 Class A common stock outstanding and 1,001,714 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position
(In thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Investments:
Fixed maturities available-for-sale, at fair value (cost: $508,337 and $502,635 in 2008 and 2007, respectively)	$489,114	500,426
Equity securities available-for-sale, at fair value (cost: $60,680 and $36,696 in 2008 and 2007, respectively)	47,154	35,669
Mortgage loans on real estate	379	291
Policy loans	27,434	25,490
Real estate held for investment (less $277 and $249 accumulated depreciation in 2008 and 2007, respectively)	5,186	5,152
Other long-term investments	681	618
Short-term investments	7,965	17,650

Total investments	577,913	585,296

Cash and cash equivalents	45,670	21,123
Accrued investment income	6,228	7,115
Reinsurance recoverable	13,036	13,492
Deferred policy acquisition costs	106,002	100,655
Cost of customer relationships acquired	29,502	31,636
Goodwill	11,386	11,386
Other intangible assets	1,045	1,066
Federal income tax receivable	3,272	715
Deferred Federal income tax asset	2,958	—
Property and equipment, net	6,574	6,795
Due premiums, net (less $1,774 and $1,780 allowance for doubtful accounts in 2008 and 2007, respectively)	7,190	7,656
Prepaid expenses	1,356	—
Other assets	764	974

Total assets	$812,896	787,909

See accompanying notes to consolidated financial statements.
(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position, Continued
(In thousands, except share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities:
Future policy benefit reserves:
Life insurance	$529,565	505,517
Annuities	24,394	22,792
Accident and health	7,485	8,293
Premiums paid in advance	18,931	16,140
Policy claims payable	9,171	6,908
Dividend accumulations	4,773	4,825
Other policyholders’ funds	7,266	7,049

Total policy liabilities	601,585	571,524
Commissions payable	1,901	2,385
Deferred Federal income tax	—	4,810
Payable for securities in process of settlement	18,058	7,000
Warrants outstanding	2,677	1,003

Other liabilities	11,389	10,810

Total liabilities	635,610	597,532

Commitments and contingencies (Note 7)
Cumulative convertible preferred stock — Series A (Series A-1 - $500 stated value per share, 18,750 and 25,000 shares authorized, issued and outstanding in 2008 and 2007, respectively; Series A-2 - $935 stated value per share, 5,000 shares authorized, 4,014 issued and outstanding in 2008 and 2007)	12,382	14,220

Stockholders’ Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 46,959,855 shares issued in 2008 and 46,205,830 shares issued in 2007, including shares in treasury of 3,135,738 in 2008 and 2007	228,830	225,812
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2008 and 2007	3,184	3,184
Retained deficit	(34,812)	(39,725)
Accumulated other comprehensive loss:
Unrealized losses on securities, net of tax	(21,287)	(2,103)

	175,915	187,168
Treasury stock, at cost	(11,011)	(11,011)

Total stockholders’ equity	164,904	176,157

Total liabilities and stockholders’ equity	$812,896	787,909

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended September 30
(In thousands, except per share amounts)
(Unaudited)

	2008	2007

Revenues:
Premiums:
Life insurance	$32,837	32,713
Accident and health insurance	384	359
Property insurance	820	1,188
Net investment income	7,543	7,354
Realized gains (losses), net	(226)	42
Increase in fair value of warrants	(1,483)	(300)
Other income	288	382

Total revenues	40,163	41,738

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,855	12,696
Increase in future policy benefit reserves	10,214	8,656
Policyholders’dividends	1,636	1,682

Total insurance benefits paid or provided	25,705	23,034

Commissions	8,819	8,906
Other underwriting, acquisition and insurance expenses	7,312	6,728
Capitalization of deferred policy acquisition costs	(5,712)	(6,576)
Amortization of deferred policy acquisition costs	3,861	3,010
Amortization of cost of customer relationships acquired and other intangibles	676	810

Total benefits and expenses	40,661	35,912

Income (loss) before Federal income tax	(498)	5,826
Federal income tax expense	316	1,169

Net income (loss)	$(814)	4,657

Net income (loss) available to common stockholders	$(1,604)	4,154

Per Share Amounts:
Basic and diluted earnings (loss) per share of Class A common stock	$(0.04)	0.10

Basic and diluted earnings (loss) per share of Class B common stock	$(0.02)	0.05

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Nine Months Ended September 30
(In thousands, except per share amounts)
(Unaudited)

	2008	2007

Revenues:
Premiums:
Life insurance	$97,178	94,091
Accident and health insurance	1,178	1,162
Property insurance	3,559	3,550
Net investment income	22,487	21,485
Realized losses, net	(210)	(90)
Increase in fair value of warrants	(1,674)	(496)
Other income	852	1,167

Total revenues	123,370	120,869

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	41,663	37,900
Increase in future policy benefit reserves	24,944	23,980
Policyholders’dividends	4,590	4,334

Total insurance benefits paid or provided	71,197	66,214

Commissions	25,906	26,292
Other underwriting, acquisition and insurance expenses	21,243	20,952
Capitalization of deferred policy acquisition costs	(16,876)	(19,482)
Amortization of deferred policy acquisition costs	11,529	9,490
Amortization of cost of customer relationships acquired and other intangibles	2,155	2,477

Total benefits and expenses	115,154	105,943

Income before Federal income tax	8,216	14,926
Federal income tax expense	3,303	4,303

Net income	$4,913	10,623

Net income available to common stockholders	$3,112	9,106

Per Share Amounts:
Basic and diluted earnings per share of Class A common stock	$0.07	0.22

Basic and diluted earnings per share of Class B common stock	$0.04	0.11

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30
(In thousands)
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income	$4,913	10,623
Adjustments to reconcile net income to net cash provided by operating activities:
Realized losses on sale of investments and other assets	210	90
Net deferred policy acquisition costs	(5,347)	(9,992)
Amortization of cost of customer relationships acquired and other intangibles	2,155	2,477
Increase in fair value of warrants	1,674	496
Depreciation	827	752
Amortization of premiums and discounts on fixed maturities and short-term investments	216	995
Deferred Federal income tax expense (benefit)	2,562	(530)
Change in:
Accrued investment income	887	510
Reinsurance recoverable	456	2,183
Due premiums and other receivables	591	169
Future policy benefit reserves	21,372	22,099
Other policy liabilities	7,911	(241)
Federal income tax receivable	(2,557)	(2,977)
Commissions payable and other liabilities	95	(3,823)
Other, net	(1,270)	(761)

Net cash provided by operating activities	34,695	22,070

Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	237	3,344
Maturity and calls of fixed maturities, available-for-sale	130,800	49,256
Purchase of fixed maturities, available-for-sale	(126,514)	(63,648)
Sale of equity securities, available-for-sale	—	20
Purchase of equity securities, available-for-sale	(23,984)	(17,097)
Principal payments on mortgage loans	27	156
Mortgage loans funded	(115)	—
Sale of other long-term investments and property and equipment	178	342
Purchase of other long-term investments and property and equipment	(868)	(4,009)
Increase in policy loans	(1,944)	(1,930)
Maturity of short-term investments	18,000	—
Purchase of short-term investments	(7,923)	—

Net cash used in investing activities	$(12,106)	(33,566)

See accompanying notes to consolidated financial statements.
(Continued)

Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30
(In thousands)
(Unaudited)

	2008	2007

Cash flows from financing activities:
Annuity deposits	$1,862	1,640
Annuity withdrawals	(1,084)	(1,492)
Series A-1 Preferred Stock capital contribution	1,125	—
Warrant exercise	55	—

Net cash provided by financing activities	1,958	148

Net increase (decrease) in cash and cash equivalents	24,547	(11,348)

Cash and cash equivalents at beginning of period	21,123	24,521

Cash and cash equivalents at end of period	$45,670	13,173

Supplemental disclosures of operating activities:
Cash paid during the period for income taxes	$3,298	7,810

Supplemental Disclosures of Non-Cash Financing Activities:
Dividends on the Company’s Series A-1 Convertible Preferred Stock, issued in 2004, and Series A-2 Convertible Preferred Stock, issued in 2005, were paid by the Company through the issuance of Class A common stock to the preferred shareholders in the amount of $514,000 for the first nine months of 2008 and 2007. Accretion of deferred issuance costs and discounts on the Convertible Preferred Stock recorded as a deduction to Class A common stock during the first nine months of 2008 and 2007 was $1.3 million and $1.0 million, respectively.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
The consolidated statement of financial position as of September 30, 2008, the consolidated statements of operations for the three and nine-month periods ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments to present fairly the financial position, results of operations and changes in cash flows at September 30, 2008, and for comparative periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America (U.S.) Generally Accepted Accounting Principles (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of the operating results for the full year.
At December 31, 2007, the Security Plan in force policies were converted to the Company’s mainframe policy administration system and Security Plan’s original computer system was discontinued, except for providing access to certain historical information. The initial conversion was successful and all in force amounts were reconciled between systems. The Company recognized, due to the uniqueness of the home service business, that some actuarial estimates will be necessary until ongoing system modifications and enhancements are completed some time in 2008. These actuarial estimates were not necessary in 2007. They were included in Security Plans valuation system in the prior year.
During the first quarter of 2008, the Company discovered an overstatement of life reserves, due to the use of an incorrect reserve factor going back several years, in the amount of $796,000. The error was corrected during the first quarter, resulting in an increase to net income of $517,000 during the first quarter.
Reclassifications
The Company has previously accounted for the conversion of a policy from premium paying to extended term insurance (ETI) as the surrender of the premium paying policy for its cash value, with the cash value being applied as a single premium to purchase the ETI policy. Thus, premiums and surrenders were overstated by the amount of this single premium. Beginning in the first quarter of 2008, the Company no longer accounts for the conversion of a premium paying policy to ETI as a surrender of one policy and simultaneous purchase of a single premium policy. To effect this change, prior year life premiums have been reduced by $1,069,000 and $2,967,000 for the three months and nine months ended September 30, 2007, respectively, with a corresponding reduction in claims and surrenders. For the full year 2007, the amount of this reclassification was $4,157,000.

During the third quarter of 2008, the Company completed the conversion of SPLIC’s supplemental contracts without life contingencies (SCWOLC) to our mainframe policy administration system. In conjunction with this conversion, the SCWOLC account balance at December 31, 2007 in the amount of $2,692,000 was reclassified out of life insurance future policy benefit reserves into other policyholders’ funds on the consolidated statement of financial position.
(2)	Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (Revised 2007), Business Combinations (“FAS 141R”) and SFAS No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (“SFAS 160”). These two standards must be adopted in conjunction with each other on a prospective basis. FAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, under FAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. FAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will determine the impact of adopting FAS 141R on its consolidated financial statements, should applicable transactions occur in the future.
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
As of January 1, 2008, the Company adopted SFAS No. 157 (“FAS 157”), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of FAS 157 did not have a material impact on our consolidated financial statements. Additionally, on January 1, 2008, the Company elected the partial adoption of FAS 157 under the provisions of FSP No. 157-2, which amends FAS 157 to allow an entity to delay the application of this statement until January 1, 2009 for certain non-financial assets and liabilities. Under the provisions of the FSP, we will delay the application of FAS 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. In January, 2008, FASB also issued proposed FSP FAS No. 157-c that would amend FAS 157 to clarify the principles on fair value measurement of liabilities. Management is monitoring the status of this proposed FSP for any impact on our consolidated financial statements. On October 10, 2008, the FASB issued FSP FAS No. 157-3 to clarify the application of fair value measurements of a financial asset when the market for that asset is not active. This clarifying guidance became effective upon issuance, including prior periods for which financial statements had not been issued, such as the period ended September 30, 2008 for the Company. The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations or financial position. See Note 6 for additional disclosures about fair value measurement.
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
The allocation of expenses within the Citizens, Inc. management services agreement was changed in the first quarter of 2008 to reflect the conversion of Security Plan’s policies to our policy administration system at year end 2007. Approximately $1.0 million in expenses per quarter were reallocated from the Life Insurance segment to the Home Service segment, which is reflected in the lower profits for the Home Service segment compared to comparable periods in 2007.
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

	Three Months Ended September 30,
	2008	2007
	(In thousands)

Profit (Loss) Measurement
Income (loss) before federal income tax:
Life Insurance	$2,687	2,862
Home Service Insurance	(2,317)	3,507
Other Non-Insurance Enterprises	(868)	(543)

Total consolidated pretax income (loss)	$(498)	5,826

Selected Components of Profit (Loss) Measurement
Revenue:
Life Insurance	$28,810	28,640
Home Service Insurance	12,476	13,212
Other Non-Insurance Enterprises	(1,123)	(114)

Total consolidated revenue	$40,163	41,738

Premiums:
Life Insurance	$24,634	24,429
Home Service Insurance	9,407	9,831
Other Non-Insurance Enterprises	—	—

Total consolidated premiums	$34,041	34,260

Net investment income:
Life Insurance	$4,309	3,952
Home Service Insurance	3,072	3,384
Other Non-Insurance Enterprises	162	18

Total consolidated net investment income	$7,543	7,354

Amortization expense:
Life Insurance	$3,709	2,716
Home Service Insurance	828	1,104
Other Non-Insurance Enterprises	—	—

Total consolidated amortization expense	$4,537	3,820

Net realized gains (losses) on sale of investments and other assets:
Life Insurance	$(223)	49
Home Service Insurance	(3)	(7)
Other Non-Insurance Enterprises	—	—

Total consolidated net realized gains (losses)	$(226)	42

The following summary presents the Company’s profit (loss) measurement from continuing operations for each reportable segment, along with certain components of that profit (loss) measurement, for the periods indicated.

	Nine Months Ended September 30,
	2008	2007
	(In thousands)

Profit (Loss) Measurement
Income (loss) before federal income tax:
Life Insurance	$8,919	7,368
Home Service Insurance	(110)	8,540
Other Non-Insurance Enterprises	(593)	(982)

Total consolidated pretax income	$8,216	14,926

Selected Components of Profit (Loss) Measurement
Revenue:
Life Insurance	$85,129	81,417
Home Service Insurance	38,589	39,182
Other Non-Insurance Enterprises	(348)	270

Total consolidated revenue	$123,370	120,869

Premiums:
Life Insurance	$72,584	69,278
Home Service Insurance	29,331	29,525
Other Non-Insurance Enterprises	—	—

Total consolidated premiums	$101,915	98,803

Net investment income:
Life Insurance	$12,519	11,541
Home Service Insurance	9,255	9,736
Other Non-Insurance Enterprises	713	208

Total consolidated net investment income	$22,487	21,485

Amortization expense:
Life Insurance	$10,768	9,192
Home Service Insurance	2,916	2,775
Other Non-Insurance Enterprises	—	—

Total consolidated amortization expense	$13,684	11,967

Net realized gains (losses) on sale of investments and other assets:
Life Insurance	$(220)	6
Home Service Insurance	(8)	(84)
Other Non-Insurance Enterprises	18	(12)

Total consolidated net realized losses	$(210)	(90)

	September 30,	December 31,
	2008	2007
	(In thousands)
Assets:
Life Insurance	$476,311	449,719
Home Service Insurance	300,564	305,997
Other Non-Insurance Enterprises	36,021	32,193

Total consolidated assets	$812,896	787,909

(4)	Total Comprehensive Income (Loss)

	Three Months Ended September 30,
	2008	2007
	(In thousands)

Net income (loss)	$(814)	4,657

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on investments in fixed maturities available for sale and equity securities available for sale	(12,916)	4,919

Total comprehensive income (loss)	$(13,730)	9,576

	Nine Months Ended September 30,
	2008	2007
	(In thousands)

Net income	$4,913	10,623

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on investments in fixed maturities available for sale and equity securities available for sale	(19,184)	1,639

Total comprehensive income (loss)	$(14,271)	12,262

(5)	Earnings per Share
The following tables set forth the computation of basic and dilutive earnings per share for the periods indicated:

	Three Months Ended September 30,
	2008	2007
	(In thousands, except per share amounts)

Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$(814)	4,657
Less: Preferred stock dividends	(171)	(169)
Accretion of deferred issuance costs and discounts on preferred stock	(619)	(334)

Net income (loss) available to common stockholders	$(1,604)	4,154

Net income (loss) allocated to Class A common stock	$(1,585)	4,103
Net income (loss) allocated to Class B common stock	(19)	51

Net income (loss) available to common stockholders	$(1,604)	4,154

Denominator:
Weighted average shares of Class A outstanding — basic and diluted	43,198	40,338
Weighted average shares of Class B outstanding — basic and diluted	1,002	1,002

Total weighted average shares outstanding — basic and diluted	44,200	41,340

Basic and diluted earnings (loss) per share of Class A common stock	$(0.04)	0.10

Basic and diluted earnings (loss) per share of Class B common stock	$(0.02)	0.05

	Nine Months Ended September 30,
	2008	2007
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$4,913	10,623
Less: Preferred stock dividends	(514)	(514)
Accretion of deferred issuance costs and discounts on preferred stock	(1,287)	(1,003)

Net income available to common stockholders	$3,112	9,106

Net income allocated to Class A common stock	$3,076	8,994
Net income allocated to Class B common stock	36	112

Net income available to common stockholders	$3,112	9,106

Denominator:
Weighted average shares of Class A outstanding — basic and diluted	43,121	40,313
Weighted average shares of Class B outstanding — basic and diluted	1,002	1,002

Total weighted average shares outstanding — basic and diluted	44,123	41,315

Basic and diluted earnings per share of Class A common stock	$0.07	0.22

Basic and diluted earnings per share of Class B common stock	$0.04	0.11

The effects of Series A-1 and A-2 Convertible Preferred Stock and warrants are anti-dilutive; therefore, diluted income per share is reported the same as basic income per share. The Series A-1 and A-2 Convertible Preferred Stock is anti-dilutive because the amount of the dividends and accretion of deferred issuance costs and discounts for the nine months ended September 30, 2008 per Class A common stock share obtainable on conversion exceeds basic income per share available to common stockholders. The warrants are anti-dilutive because the exercise price is in excess of the average Class A common stock market price for the nine months ended September 30, 2008.
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
The following table sets forth our assets that are measured at fair value on a recurring basis as of the date indicated:

September 30, 2008
(In thousands)
	Total	Level 1	Level 2	Level 3
Financial Assets:
Fixed Maturities Available-for-Sale	$489,114	12,947	475,494	673
Equity Securities Available-for-Sale	47,154	47,154	—	—

Total Financial Assets	$536,268	60,101	475,494	673

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

September 30, 2008
(In thousands)
Beginning balance at December 31, 2007	$700
Total realized and unrealized gains (losses):
Included in net income	—
Included in other comprehensive income	(3)
Principal paydowns	(24)
Transfer in and (out) of Level 3	—

Ending balance at September 30, 2008	$673

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets. Such reclassifications, if any, are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

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
On November 8, 2005, SPLIC was named as a defendant in a suit styled Lilac Todd vs. Security Plan Life Insurance Company, on behalf of Lilac Todd, which alleges that SPLIC failed to pay Ms. Todd’s claim for medical expenses arising out of the loss of one of her limbs. On December 20, 2007, a Supplemental and Amended Petition for Damages was filed pursuant to which the plaintiff has asserted class action allegations. The purported class is defined as all Louisiana insureds of SPLIC whose policies contained an incontestability provision identical or similar to Ms. Todd’s policy, and whose claims were denied within 10 years of the petition filing on the basis of illnesses, injuries or diseases diagnosed or which occurred at any time preceding the incontestability.
This matter is in the early stages of litigation relative to the class allegations. Plaintiffs have not established how many, if any, individuals are within the class definition proposed by plaintiff. SPLIC intends to aggressively defend this action. However, in the event of an adverse outcome, the potential exposure to SPLIC could be significant.

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
In the absence of countervailing considerations, we would expect to defend any such claims vigorously. However, in doing so, we could incur significant defense costs, including not only attorneys’ fees and other direct litigation costs, but also the expenditure of substantial amounts of management time that otherwise would be devoted to our business. If we suffer an adverse judgment as a result of any claim, it could have a material adverse effect on our business, results of operations and financial condition. We have not established any material reserve account on our consolidated financial statements for the adverse financial impact of any of our litigation matters.
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
The Series A-1 and A-2 Preferred Stock is mandatorily redeemable in 2009. Both may also become redeemable at the option of the holder if certain conditions exist. The shares will be redeemed in shares of Class A common stock unless certain conditions are met to allow redemption in cash. If redeemed in stock, the redemption price is based on a defined formula.
In the third quarter of 2008, one of the Series A-1 Preferred Stock investors converted out of their position into Class A common stock at a conversion price of $6.33. This resulted in the issuance of 493,680 shares of Class A common stock plus their accrued dividend worth 3,846 shares. The Company accelerated the accretion on this block of Series A-1 Preferred Stock during the quarter resulting in additional accretion of $284,000. Also during the third quarter of 2008, another holder of the Series A-1 Preferred Stock increased their stated value from $500 a share to $680 a share by sending the Company a capital contribution in the amount of $1.1 million. The holder then immediately converted the capital contribution, at a conversion price of $6.33, into Class A common stock, resulting in the issuance of 177,725 shares of Class A common stock.
One of the finders of the Series A Preferred Stock also exercised warrants to purchase 8,000 shares of Class A common stock in the third quarter of 2008 at a strike price of $6.95.
At September 30, 2008 and December 31, 2007, there was $267,000 and $583,000 in unaccreted deferred issuance costs and $478,000 and $1,449,000 in unaccreted net discount costs, respectively. The redemption value of the series A-1 and A-2 convertible stock was $13,126,000 at September 30, 2008.
(9)	Subsequent Events
On October 27, 2008, the Company completed its acquisition of Ozark National Life Insurance Company of Little Rock, Arkansas for $8.0 million in cash. On a statutory basis of accounting, Ozark National had regulatory assets of $18.5 million, capital and surplus of $1.8 million, and annual premiums and deposits of $4.0 million, as of the year ended December 31, 2007.

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
Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause our future results to differ materially from expected results include, but are not limited to:
•	Changes in foreign and U.S. general economic conditions, including the performance of financial markets and interest rates;

•	Changes in consumer behavior, which may affect our ability to sell our products and retain business;

•	The timely development of and acceptance of new products of the Company and perceived overall value of these products and services by existing potential customers;

•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing our products;

•	Changes in assumptions related to deferred acquisition costs and the value of business acquired;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, our products or services; and

•	Our concentration of business from persons residing in Latin America and the Pacific Rim; and, our success at managing the risks involved in the foregoing.
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

Overview
We are an insurance holding company serving the life insurance needs of individuals in the United States and in more than 35 countries around the world. We pursue a strategy of offering ordinary whole life insurance with a focus on cash accumulation and final expense insurance products in niche markets where we believe we are able to achieve competitive advantages. Our core operations include issuing and servicing:
•
U.S. Dollar-denominated ordinary whole life insurance policies predominantly to high net worth, high income foreign residents, principally in Latin America and the Pacific Rim, through approximately 2,350 independent marketing consultants;

•	ordinary whole life insurance policies to middle income households in the Midwest and the southern United States through approximately 400 independent marketing consultants; and

•	final expense and limited liability property policies to middle and lower income households in Louisiana through approximately 320 employee agents in our home service distribution channel.
We primarily operate through two segments as follows:
Life Insurance. For more than 30 years, CICA and its predecessors have participated in the foreign marketplace through the issuance of U.S. Dollar-denominated ordinary whole life insurance to foreign nationals. Traditionally, this market has focused on the top 3-5% of the population of a country in terms of income and net worth. In recent years, however, there has been a shift to encompass a broader spectrum of the population, as upper middle classes develop in Latin America and the Pacific Rim. We make our insurance products available using third-party marketing organizations and independent marketing consultants. The number of our producing independent consultants has expanded over the years in this segment to approximately 2,350, and we presently receive applications from more than 35 countries outside of the U.S. Historically, the majority of our international business has come from Latin America. However, in 2004 the Pacific Rim began to represent a meaningful and growing source of new business.
In the first nine months of 2008, our Life Insurance segment generated revenue of $85.1 million, which accounted for 69.0% of our total revenue, compared to revenue of $81.4 million, or 67.4% of total revenue for the same period in 2007. In the second quarter of 2008, CICA introduced a new set of international life insurance products. We anticipate these new products will be well received in the international market. Our strategy in operating our Life Insurance segment is to increase new business written through our existing marketers as well as recruit new marketers and expand the number of countries from which we receive policy applications.
Through the domestic market of our Life Insurance segment, we provide ordinary whole life, credit life insurance, and final expense policies to middle income families or individuals in certain markets in the Midwest and southern U.S. The majority of our revenues in this market are the result of acquisitions of domestic life insurance companies since 1987.
Home Service Insurance. Through a subsidiary, SPLIC, we provide final expense ordinary life insurance to middle and lower income individuals, primarily in Louisiana. Our policies in this segment are sold and serviced through the home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders.
At December 31, 2007, the Security Plan in force policies were transitioned to the Company’s integrated policy administration system and Security Plan’s original computer system was eliminated for production purposes and continues to be available only for historical information inquiry. The conversion was successful and all in force amounts were reconciled between systems. The Company recognized, due to the uniqueness of home service business, that some actuarial estimates would be necessary on an interim basis until the home service administrative modifications and enhancements are completed later in 2008 or early 2009.

During the first nine months of 2008, revenue from this segment was $38.6 million, which accounted for 31.3% of our total revenue, compared to revenue from this segment of $39.2 million, or 32.4% of total revenue, during the same period in 2007. Our business strategy in this segment is to continue to serve existing customers in Louisiana as well as expand the business through the acquisition of similar operations. Premiums were adversely affected by Hurricane Gustav, which hit Louisiana in the third quarter of 2008, as SPFIC had to pay additional catastrophe reinsurance premiums of $478,000 for second event reinstatement and third event coverage on potential future hurricanes in 2008.
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

•
We are exposed to a variety of risks, including the current market conditions as well as the credit crisis and corresponding potential changes in the fair value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in the current market and changes in the fair value of our investments. We have not experienced any significant impairment in the value of our securities due to the current credit crisis in world financial markets. An immaterial impairment was recorded in the third quarter of 2008 as noted below. We have no subprime or collateralized debt investments.

•
The volatility in the equity markets over the past few years has posed a number of problems for some companies in the life insurance industry. Our equity holdings have been limited to 8.2% of total invested assets as of September 30, 2008 and 6.1% at December 31, 2007.

•
Corporate bond defaults and credit downgrades, which have resulted in other-than-temporary impairments in the value of some securities, have had a material impact on life insurers in the past few years. The Company recorded a loss of $223,000 during the quarter ended September 30, 2008, resulting from the other-than-temporary impairment of one Lehman Brothers bond holding. No bond other-than-temporary impairments were taken during 2007. The majority of our investment portfolio is held in debt instruments in U.S. Government-sponsored enterprises. Most of the municipal bonds we own are privately insured. We intend to manage our investment portfolio in the future using these types of debt instruments. At September 30, 2008, 71.5% of our fixed maturity securities were invested in U.S. Government-sponsored enterprises, including Fannie Mae and Freddie Mac. The recent stock market turmoil related to these companies has not affected our bond holdings in these entities. The Company continues to monitor these investments, and has not seen any material decrease in the prices of these bonds.

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

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007
All comparisons below state the 2008 third fiscal quarter first and the 2007 third fiscal quarter second.
Consolidated Results of Operations
We incurred a net loss of $814,000 compared to net income of $4.7 million for the same period of 2007. The primary causes of this variance was due to a decrease in income in the Home Service segment. This was caused by property losses incurred by SPFIC from Hurricanes Gustav and Ike, higher commissions, and higher death claims. This resulted in a loss of $2.3 million for the quarter in the Home Service segment. Additionally, in the consolidated results of operations there was a loss from an increase in fair value of warrants associated with the Company’s preferred stock and higher expenses.
Total consolidated revenues were $40.2 million, a 3.8% decrease compared to $41.7 million. Total revenues from our Life Insurance segment amounted to $28.8 million, compared to $28.6 million. Total revenues from Home Service were $12.5 million during the third quarter of 2008 and $13.2 million during the same period in 2007.
During the quarter, SPFIC was impacted by two hurricanes, Gustav and Ike. The Company has catastrophic reinsurance covering both events. Claims from Hurricane Gustav will exceed $3.2 million, but are reinsured above our retention of $500,000. Hurricane Ike is expected to be a less significant event. The financial statement impact of both hurricanes for the quarter was approximately $1.1 million. The incurred loss on Gustav included our $500,000 retention limit and reinsurance reinstatement premiums of $478,000. Reserves for Hurricane Ike were $135,000. Additionally, $104,000 in reserves was accrued related to ongoing litigation on disputed claims from Hurricane Katrina, which occurred on 2005. The Company believes it is properly reserved for these storms, and does not anticipate future losses.
Premium Income. Premium income decreased to $34.0 million from $34.3 million. The decrease was attributable to a slowdown in new business written internationally, as well as additional casualty reinsurance premiums. International business is down, due to a longer than anticipated acceptance period for our new products, and market disruptions in some of our larger areas.
Net Investment Income. Net investment income increased 2.6% to $7.5 million compared to $7.4 million, due primarily to the growth in our investment portfolio during 2008. Additionally, during 2007 and through the third quarter of 2008, we invested $60.7 million in equity mutual funds. We expect to use equity mutual fund investments of about 10% of total invested assets to diversify our holdings. We continue to invest primarily in bonds of U.S. Government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
Increase in Fair Value of Warrants. We incurred a loss on the increase in fair value of warrants of $1.5 million in 2008 compared to a loss of $300,000 in 2007. The sizeable loss in 2008 was directly related to the increase in the price of our Class A common stock, as well as an increase in volatility. The warrant liability is calculated using the Black-Scholes option pricing model, which attempts to predict the value of the options when they expire in July 2011 and 2012. Current accounting standards require that the change in the value of the warrant liability is a component of revenues. When the liability goes up we incur a loss, and when the liability goes down we generate income. The warrant liability has no affect on the Company’s cash flows, as the Company expects the warrants will be converted into our Class A common stock in July 2011, or sooner, at the election of the warrant holders, or expire.

Claims and Surrenders. As noted in the table below, claims and surrenders increased to $13.9 million from $12.7 million, due primarily to an increase in property claims and an increase in endowment benefits.

	Three Months Ended September 30,
	2008	2007
	(In thousands)

Death claims	$5,156	5,215
Surrender benefits	3,591	3,680
Endowments	3,415	3,152
Property claims	1,178	(176)
Other policy benefits	419	732
Accident and health benefits	96	93

Total claims and surrenders	$13,855	12,696

Endowments were up $263,000, or 8.3%, as maturities within the block of business that features the endowment benefit continue to grow. This benefit is priced into the premium and does not have a negative impact on results of operations.
Property claims were up $1.4 million. Hurricanes Gustav and Ike swept through Louisiana during the third quarter of 2008, accounting for $635,000 of the increase. During the third quarter of 2007, we released reserves of $524,000 related to the 2005 hurricanes.
Change in Reserves. Reserves increased from $8.7 million in 2007 to $10.2 million in 2008. There were $1.0 million of reserve increases in the third quarter that related to the manual lapse adjustment in the second quarter. This adjustment was for policies which paid up in the third quarter or were adjustments to the original estimate.
Other Underwriting, Acquisition and Insurance Expenses. Expenses increased to $7.3 million from $6.7 million, primarily due to an increase in staff at the Austin office, as well as a $161,000 increase in international shipping costs.
Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs (“DAC”) decreased 13.1% to $5.7 million from $6.6 million. This was also a direct consequence of reduced international new business production, as less commissions and expenses were capitalized. Amortization of these costs was $3.9 million and $3.0 million in 2008 and 2007, respectively. This increase is primary due to changes in our product mix, which have a shorter amortization period.
Federal Income Tax. We have a tax expense of $316,000 in 2008 on a pretax loss of $498,000. This is because the increase in fair value of warrants is not deductible for tax purposes. Without the $1.5 million change in warrant loss, the effective tax rate is 32.1%. The tax rate was low in 2007, due to the release of a tax valuation allowance of $1.2 million in the third quarter of 2007.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
All comparisons below state the 2008 nine months first and the 2007 nine months second.
Consolidated Results of Operations
Net income for the nine months ended September 30, 2008 was $4.9 million, compared to $10.6 million for the same period of 2007. The primary cause of this variance was due to a decrease in income in the Home Service segment. This was caused by property losses incurred by SPFIC from Hurricanes Gustav and Ike, higher commissions, and higher death claims. Additionally, in the consolidated results of operations there was a loss from an increase in fair value of warrants associated with the Company’s preferred stock.

Total revenues were $123.4 million, a 2.1% increase over revenues of $120.9 million. Total revenues from our Life Insurance segment amounted to $85.1 million, compared to $81.4 million, reflecting continued strong renewal premium on the international business. Total revenues from Home Service decreased slightly to $38.6 million from $39.2 million.
Premium Income. Premium income increased to $101.9 million from $98.8 million, or 3.1%. The increase was attributable to persistency on the international business written in the Life Insurance segment, which had $72.6 million of premium income during the period. First year premiums in the Life Insurance segment during the first nine months of 2008 were down $1.9 million from comparable levels in 2007. This was primarily due to the slow production in the first quarter of 2008, as the international associates awaited the release of the new products. In the future, we expect our international sales production to reach or exceed the level achieved in 2007, as our new products gain additional popularity.
Net Investment Income. Net investment income increased 4.7% to $22.5 million, compared to $21.5 million, due primarily to the growth in our investment portfolio during 2008. Additionally, during 2007 and through the third quarter of 2008, we invested $60.7 million in equity mutual funds. We expect to keep equity mutual fund investments at about 10% of total invested assets to diversify our holdings and enhance potential returns. We continue to invest primarily in bonds of U.S. Government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
Increase in Fair Value of Warrants. We incurred a loss on increase in fair value of warrants of $1.7 million in 2008 compared to a loss of $496,000 in 2007. The sizeable loss in 2008 was directly related to the increase in the price of our Class A common stock, as well as an increase in volatility. The warrant liability is calculated using the Black-Scholes option pricing model, which attempts to predict the value of the options when they expire in July 2011 and 2012. Current accounting standards require that the change in the value of the warrant liability is a component of revenues. When the liability goes up we incur a loss, and when the liability goes down we generate income. The warrant liability has no affect on the Company’s cash flows, as the Company expects the warrants will be converted into our Class A common stock in July 2011, or sooner, at the election of the warrant holders, or expire.
Claims and Surrenders. As noted in the table below, claims and surrenders increased to $41.7 million from $37.9 million, due primarily to an increase in death and property claims and an increase in endowments.

	Nine Months Ended September 30,
	2008	2007
	(In thousands)

Death claims	$17,058	16,152
Surrender benefits	10,768	10,154
Endowments	10,209	9,183
Property claims	2,226	649
Other policy benefits	1,146	1,498
Accident and health benefits	256	264

Total claims and surrenders	$41,663	37,900

Death claims were up $906,000, comparatively, primarily due to a one-time 2007 period correction of an overstated prior year’s claim liability of $650,000, which reduced 2007 death claim expense.
Surrenders were up $614,000 in 2008 as a result of the growth of insurance in force. Surrenders as a percent of ordinary whole life insurance were 0.3% of insurance in force in both 2008 and 2007.
Endowments were up 11.2%, or $1.0 million, as maturities within this block of policies have grown in recent years. The benefit is priced into the premium and does not have an adverse impact on results of operation.

Property claims were up $1.6 million. Hurricanes Gustav and Ike swept through Louisiana during the third quarter of 2008, accounting for $635,000 of the increase. During the third quarter of 2007, we released reserves of $524,000 related to the 2005 hurricanes.
Policyholder Dividends. Policyholder dividends increased 5.9% to $4.6 million from $4.3 million, due to the continued sale and persistency of participating ordinary whole life products in the international market. All of our international policies are participating, and the growth of this block of business has contributed to the growth in dividends. The dividends are factored into the premiums and have minimal impact on profitability.
Change in Reserves. Reserves increased from $24.0 million in 2007 to $24.9 million in 2008 on an increase in life premium income of approximately $3.0 million.
Commissions. Commissions decreased to $25.9 million from $26.3 million in 2007, primarily due to the previously mentioned slowdown of new international policies issued in 2008. Offsetting a decrease in the Life Insurance segment commissions is an increase in Home Service commissions. Since conversion, Home Service commission calculations are manually estimated outside of the policy administration system based on growth of the in force annualized premium block. This estimation method has resulted in payment of commissions to agents in excess of the historical commissions during the nine months ended September 30, 2008 of approximately $1.0 million. The goal is to complete home service system enhancements by the end of 2008, which management believes will reflect commissions more in line with those paid prior to conversion.
Other Underwriting, Acquisition and Insurance Expenses. Expenses increased slightly to $21.2 million from $21.0 million, due primarily to an increase in salary expense, legal costs and international shipping, offset by a decrease in audit fees.
Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs decreased 13.4% to $16.9 million from $19.5 million. This was a direct consequence of the reduction in new international business, as less commissions and expenses were capitalized. Amortization of these costs was $11.5 million and $9.5 million in 2008 and 2007, respectively. This increase is primarily due to changes in our product mix, which have a shorter amortization period.
Federal Income Tax. The effective tax rate for 2008 is 40.2%. If the non-deductible loss on the increase in the fair value of warrants is factored out, the effective tax rate is 33.4%. The effective tax rate for 2007 is 28.8%. This is low because a tax valuation allowance of $1.2 million was released in 2007, causing a reduction in tax expense.

We are committed to the following contractual obligations as of September 30, 2008 with the payments due by the period indicated below:

		Less than 1			More than 5
Contractual Obligations	Total	Year	1 to 3 Years	3 to 5 Years	Years
	(In thousands)
Operating leases	$834	383	409	42	—

Future policy benefit reserves:
Life insurance	529,565	197	1,105	10,370	517,893
Annuities	24,394	12,761	5,719	2,466	3,448
Accident and health	7,485	7,485	—	—	—

Total future policy benefit reserves	561,444	20,443	6,824	12,836	521,341

Policy claims payable:
Life insurance	6,042	6,042	—	—	—
Accident and health	949	949	—	—	—
Property and casualty	2,180	2,180	—	—	—

Total policy claims payable	9,171	9,171	—	—	—

Convertible preferred stock	13,126	—	13,126	—	—

Total contractual obligations	$584,575	$29,997	$20,359	$12,878	$521,341

Liquidity and Capital Resources
Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations in seeking to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.
Our liquidity requirements are met primarily by funds provided from operations. Premium revenues and deposits, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate investments to provide cash flow and did not do so during the first nine months of 2008, except bonds sold by SPFIC at a gain to fund hurricane claims.
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
Cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $34.7 million and $22.1 million for the nine months ended September 30, 2008 and 2007, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in fixed income securities. Net cash outflows from investment activity totaled $12.1 million and $33.6 million for the nine months ended September 30, 2008 and 2007, respectively. The outflows from investing activities for the nine months ended September 30, 2008 and 2007 primarily related to the investment of excess cash and cash equivalents generated from operations.

Stockholders’ equity at September 30, 2008 was $164.9 million, compared to $176.2 million at December 31, 2007. The decrease in 2008 was largely due to income earned during the period of $4.9 million, offset by an increase in unrealized losses on investments of $19.2 million for the nine months ended September 30, 2008.
Investments decreased to $577.9 million at September 30, 2008 from $585.3 million at December 31, 2007, primarily because of the increase in unrealized losses. Fixed maturities are categorized into fixed maturities available-for-sale, which were 84.6% of investments at September 30, 2008 and 85.5% at December 31, 2007. Equity securities are categorized into equity securities available for sale, which are carried on our consolidated financial statements at fair value. Equity security investments were 8.2% of investments at September 30, 2008 and 6.1% at December 31, 2007.
The largest group of fixed maturities available-for-sale in a gross unrealized loss position for more than 12 months are primarily corporate and mortgage-backed securities acquired in the acquisition of Security Plan in 2004, and under purchase GAAP accounting, have a higher cost basis than historical cost. These premiums are being amortized to net investment income. Management has completed its assessment of other-than-temporary impairment of these securities. Based on our evaluation of the credit worthiness of the issuers and the Company’s ability and intent to hold these securities to maturity, none of the unrealized losses are considered to be other-than-temporary.
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
Policy loans comprised 4.7% of invested assets at September 30, 2008 and 4.4% at December 31, 2007. These loans, which are secured by the underlying policy values, have annual yields ranging from 5% to 12% and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.
Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at September 30, 2008 and December 31, 2007. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss.
In the wake of bankruptcy filings by large corporations several years ago, concern was raised regarding the use of certain off-balance sheet special purpose entities such as partnerships to hedge or conceal losses related to investment activity. We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions. We own no subprime or collateralized debt obligations.
The National Association of Insurance Commissioners (“NAIC”) has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company’s business to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At September 30, 2008 and December 31, 2007, all of our insurance subsidiaries were above required minimum levels.

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
At September 30, 2008 and December 31, 2007, GAAP reserve factors had not been developed by the consulting actuarial firm that calculates our GAAP reserves, post conversion, for all Security Plan paid-up policies. Because of this, reserves related to these policies were estimated based on the ratio of statutory reserves to GAAP reserves at September 30, 2007. This was the last time GAAP paid-up reserves were calculated by SPLIC’s previous actuarial consulting firm.
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist at September 30, 2008. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the nine months ended September 30, 2008 and 2007 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. The relative stability of these assumptions and management’s analysis is discussed below.
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
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Management believes that our deferred policy acquisition costs and related amortization as of and for the nine months ended September 30, 2008 and 2007 limits the amount of deferred costs to its estimated realizable value. This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.
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
At September 30, 2008, 71.5% of our fixed maturity securities were invested in U.S. Government-sponsored enterprises or securities backed by the U.S. Government. We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. With the exception of Security Plan, virtually all of our subsidiaries’ fixed maturity investments are in U.S. Government-sponsored enterprises or U.S. Government instruments. Security Plan has significant investments in corporate and municipal bonds. Management believes that our investments in fixed maturity securities at September 30, 2008 were not impaired, and no other-than-temporary losses needed to be recorded except a write down of one Lehman Brothers holding. This determination is based upon our holdings of fixed maturity securities, primarily obligations of U.S. Government-sponsored corporations, our intent and ability to hold temporarily impaired fixed maturities until recovery, and our analysis of whether declines in fair value below cost are temporary or other-than-temporary. Our equity securities consist of mutual funds acquired in 2008 and 2007, thus any declines in value are recent and are currently considered temporary. We will continue to monitor these investments. At September 30, 2008, there were no other-than-temporary impairments on equity securities.
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
Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised over 84.6% of our investment portfolio as of September 30, 2008. These investments are mainly exposed to changes in U.S. Treasury rates. Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 71.5% of the fixed maturities we owned at September 30, 2008 are instruments of U.S. Government-sponsored enterprises, or are backed by U.S. Government agencies.
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
Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities. The interest rate of the ten-year U.S. Treasury bond decreased slightly to 3.8% during the quarter ended September 30, 2008 from 4%, at December 31, 2007. Also during the quarter, the world economy struggled through the credit crisis, with many large banks and financial intuitions writing off large amounts of bad investments or filing for bankruptcy. This current financial crisis caused our unrealized losses to increase to $21.3 million for the quarter ended September 30, 2008, on a portfolio of $577.9 million. This primarily relates to our holdings of fixed maturities and equity securities.
We preformed a sensitivity analysis, as of December 31, 2007, for our interest rate-sensitive assets. The changes in market values of our debt and equity securities as of September 30, 2008 were within the expected range of results of this analysis.
There are no fixed maturities or other investments that we classify as trading instruments. Recent news has focused on sub prime assets, collateralized debt obligations, and risky mortgage backed investments. The Company does not have any exposure to these investments. With over 71.5% of our fixed maturities invested in the U.S. Government or U.S. Government sponsored-enterprises, the Company’s portfolio is well positioned for the current credit crisis.
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was less than 10% of our total investments at September 30, 2008. Thus, we believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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
During the quarter ended September 30, 2008 there have been no changes in the Company’s internal controls over financial reporting that materially affect or are reasonably likely to effect, the Company’s internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).
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
On November 8, 2005, SPLIC was named as a defendant in a suit styled Lilac Todd vs. Security Plan Life Insurance Company, on behalf of Lilac Todd, which alleges that SPLIC failed to pay Ms. Todd’s claim for medical expenses arising out of the loss of one of her limbs. On December 20, 2007, a Supplemental and Amended Petition for Damages was filed pursuant to which the plaintiff has asserted class action allegations. The purported class is defined as all Louisiana insureds of SPLIC whose policies contained an incontestability provision identical or similar to Ms. Todd’s policy, and whose claims were denied within 10 years of the petition filing on the basis of illnesses, injuries or diseases diagnosed or which occurred at any time preceding the incontestability.
This matter is in the early stages of litigation relative to the class allegations. Plaintiffs have not established how many, if any, individuals are within the class definition proposed by plaintiff. SPLIC intends to aggressively defend this action. However, in the event of an adverse outcome, the potential exposure to SPLIC could be significant.
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
We are in the midst of introducing new insurance policies for non-U.S. residents. Our new production of insurance from non-U.S. residents slowed in the nine months of 2008 due to our marketing force’s familiarity than anticipated acceptance of these new policies. Also, disruption in some of our key markets, both regulatory and internal within marketing structures, further slowed sales during the first nine months. If our foreign independent marketing consultants and marketing firms are not able to achieve sales of the new policies consistent with past levels of policy sales, we may be faced with a decrease in the number of these consultants and marketing firms, which would hinder our growth objectives. In addition, continued disruption of our foreign independent marketing consultants and marketing firms would reduce our new insurance policy sales significantly and have a material adverse effect on our results of operations and financial conditions.
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
Although we plan to complete all modifications related to home service administration by the end of the 2008, we cannot assure this project will be completed by then. In addition, in working through these issues we could identify other required modifications or changes which will take precedence over these. If any of the items above or any other unforeseen issues emerge during the integration process, they could have a material or significant impact on our financial results in 2008.

Gross Unrealized Losses May be Realized or Result in Future Impairments.
Our gross unrealized losses on our securities portfolio at September 30, 2008 were $21.3 million pre-tax compared to $2.1 million pre-tax at December 31, 2007. While we intend to hold these instruments to maturity, realized losses or impairments on them may have a material adverse impact on our results of operation and financial position.
Adverse capital and credit market conditions may significantly affect our access to debt and equity capital and our cost of capital in seeking to expand our business.
The capital and credit markets have been experiencing extreme volatility and disruption for over a year. In recent months, the volatility and disruption reached unprecedented levels. In some cases, the markets exerted downward pressure on availability of debt and equity capital for certain issuers, including short term liquidity and credit capacity.
The availability of equity and debt financing to us will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, our credit capacity, as well as the possibility that investors or lenders could develop a negative perception of our long- or short-term financial prospects. Disruptions, uncertainty or volatility in the capital markets may also limit our access to equity capital for us to seek to expand our business. As such, we may be forced to delay raising capital, or bear an unattractive cost of capital which could decrease our profitability.
Difficult conditions in the global capital markets and the world economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future
Our results of operations are materially affected by conditions in the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the world economy and the equity and debt markets going forward. These factors, combined with volatile commodity prices, declining business and consumer confidence and increased unemployment, have precipitated a global recession. As a result, domestic and international equity markets have been experiencing heightened volatility and turmoil, with issuers in the financial services industry particularly affected. These events and the continuing market upheavals may have an adverse effect on us, in part because we are dependent upon customer behavior. Our revenues could decline in such circumstances and our profit margins could erode, although through the third quarter of this year we have not experienced significant revenue declines compared to prior periods. However, our production of new insurance business has slowed compared to 2007.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower personal incomes, lower corporate earnings, lower business investment and lower consumer spending, the demand for our insurance products could be adversely affected. In addition, we may experience an elevated incidence of lapses or surrenders of our insurance policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the global economy could therefore affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.

There can be no assurance that actions of the U.S. Government ,the Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect
In response to the financial crises affecting the U.S. banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets and invest in financial services companies. The Federal Government, the Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the current financial crisis, including purchases of commercial paper. There can be no assurance as to what impact such actions will have on the financial markets, including the high levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our Class A common stock.
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

(b)	Filed with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.,

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
Thomas F. Kopetic
Vice President, Chief Financial Officer and Treasurer
Date: November 7, 2008

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act