Form 10-K
period 2008-12-31
CITIZENS INC
filed 2009-03-13
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission file number 000-16509
CITIZENS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0755371

(State of incorporation)	(I.R.S. Employer Identification No.)

400 East Anderson Lane, Austin, Texas	78752

(Address of principal executive offices)	(Zip Code)
(512) 837-7100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008), the aggregate market value of the Class A voting stock held by non-affiliates of the registrant was approximately $231,917,000.
Number of shares of common stock outstanding as of March 1, 2009:

Class A:	45,646,015
Class B:	1,001,714
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates certain portions of the definitive proxy materials of the registrant in respect to its 2009 Annual Meeting of Shareholders.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”), including, without limitation, statements specifically identified as forward-looking statements within this document. Many of these statements contain risk factors as well. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with the approval of the Company, which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of our plans and objectives by our management or Board of Directors including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “may,” “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause the Company’s future results to differ materially from expected results include, but are not limited to:
•	Changes in foreign and U.S. general economic conditions, including the performance of financial markets and interest rates;

•	Changes in consumer behavior, which may affect the Company’s ability to sell its products and retain business;

•	The timely development of and acceptance of new products of the Company and perceived overall value of these products and services by existing potential customers;

•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing the Company’s products;

•	Changes in assumptions related to deferred acquisition costs and the value of business acquired;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company’s products or services; and

•	Our concentration of business from persons residing in Latin America and the Pacific Rim; and

•	Our success at managing the risks involved in the foregoing.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
PART I
Item 1. Business
Overview
We are an insurance holding company serving the life insurance needs of individuals in the United States and in more than 34 countries around the world. We pursue a strategy of offering ordinary whole life insurance with a focus on cash accumulation and final expense insurance products in niche markets where we believe we are able to achieve competitive advantages. Our core operations include issuing and servicing:
•
U.S. Dollar-denominated ordinary whole life insurance policies predominantly to high net worth, high income foreign residents, principally in Latin America and the Pacific Rim, through approximately 2,200 independent marketing consultants;

•	ordinary whole life insurance policies to middle income households in the midwest and the southern United States through approximately 300 independent marketing consultants; and
•
final expense and limited liability property policies to middle to lower income households in Louisiana and Arkansas through approximately 540 employee and independent agents in our home service distribution channel.

We have provided our insurance products internationally since 1975 and domestically since 1969. We believe we are one of the leading writers of U.S. Dollar-denominated ordinary whole life insurance outside of the United States. In October 2004, we entered the home service distribution channel in Louisiana through our acquisition of Security Plan Life Insurance Company (“SPLIC”) and its subsidiary, Security Plan Fire Insurance Company (“SPFIC”), (collectively referred to as “Security Plan”), a provider of final expense ordinary whole life insurance and limited liability property insurance. In 2008, we purchased Ozark National Life Insurance Company (“ONLIC”), extending our Home Service business into Arkansas. ONLIC is also a provider of final expense whole life insurance.
We believe the foreign markets we target have a relatively limited number of competitors and that the domestic markets we target are underserved by the life insurance industry, and these markets therefore offer attractive opportunities for expansion. We capitalize on the experience of our management team in marketing operations and achieve economies of scale in administrative operations. We seek to generate above-average returns using knowledge of our niche markets and our well-established distribution channels. We believe our underwriting processes, policy terms, pricing practices and proprietary administrative systems enable us to generate meaningful gross profit margins.
We were formed in 1969 by our Chairman, Harold E. Riley. Prior to our formation, Mr. Riley had many years of experience in the international and domestic life insurance business. Our business has grown significantly, both internationally and domestically, in recent years. Revenues rose from $96.7 million in 2004 to $146.7 million in 2008. During the five years ended December 31, 2008, our assets grew from $661.2 million to $832.3 million. Total stockholders’ equity increased from $135.1 million at December 31, 2004 to $171.5 million at December 31, 2008. See Item 6. “Selected Financial Data” in this report.
Our Operating Segments
Our business is comprised of three primary operating business segments:
•	Life Insurance;
•	Home Service Insurance; and
•	Other Non-insurance Enterprises.
See Note 10 of the “Notes to Consolidated Financial Statements” for operating results of our segments for each of the years ended December 31, 2008, 2007 and 2006.
Life Insurance
Our Life Insurance segment consists of issuing ordinary whole life insurance in U.S. Dollar-denominated amounts to foreign residents and domestically through independent marketing firms and consultants. For the majority of our business, we retain only the first $100,000 of risk on any one life.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
•
our mortality rates are as good or better than those in the United States, because our foreign insureds are high net worth individuals in the top income brackets in their respective countries, who have lifestyles less prone to early death than the general population; and

•	we do not advance commissions, so we have limited financial exposure in the event monies are advanced and insurance revenues do not cover the advances.
We have implemented several policies and procedures to reduce the risks of asset and premium loss relating to our international business. We have no offices, employees or assets outside of the United States. All of our premiums must be paid in U.S. Dollars through a U.S. financial institution by check, wire or credit card. The policies we issue contain limitations on benefits for certain causes of death, such as homicide and careless driving. We have also developed disciplined underwriting criteria, which include medical reviews of applicants and background and reference checks. We have a claims policy that requires investigation of substantially all death claims. Additionally, we perform background reviews and reference checks of prospective marketing firms and consultants.
We accept applications for international insurance policies submitted by independent marketing firms and consultants. These persons specialize in marketing life insurance products and generally have several years of insurance marketing experience. We maintain standard contracts with the independent marketing firms pursuant to which they provide recruitment, training and supervision of their managers and associates in the placement of our products; however, all associates of these firms also contract directly with us as independent contractors and receive their compensation directly from us. Accordingly, should an arrangement between any independent marketing firm and us be terminated for any reason, we believe we would continue with the existing marketing arrangements with the associates of these firms without a material loss of sales. Our standard agreement with independent marketing firms and consultants provides they are independent contractors responsible for their own operation, expenses and that they are the representative of the prospective insured. In addition, the marketing firms also guarantee any debts of their associates to us. The marketing firms receive commissions on all new and renewal policies placed by them or their associates. All of these contracts provide that the independent marketing firms and consultants are aware of and responsible for compliance with local laws.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

	Years ended December 31,
Country	2008		2007		2006
	(In thousands)
Colombia	$19,473	20.6%	$24,352	26.2%	$22,879	28.0%
Taiwan	13,793	14.6	12,567	13.5	10,077	12.3
Venezuela	12,594	13.4	11,631	12.5	8,907	10.9
Ecuador	10,889	11.5	9,641	10.4	7,410	9.1
Argentina	9,580	10.2	9,099	9.8	8,975	11.0
Other Non-U.S.	27,988	29.7	25,525	27.6	23,500	28.7

Total	$94,317	100.0%	$92,815	100.0%	$81,748	100.0%

The ordinary whole life policies issued to residents of foreign countries during 2008 had an average face amount of approximately $70,000.
International Products
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
Our international products have living benefit features. Every policy contains guaranteed cash values and is participating (i.e., provides an annual cash dividend). The major portion of each premium payment is used to provide insurance protection and build guaranteed cash values, while a lesser portion is used for retirement benefit accumulation. Once a policy owner pays the annual premium and the policy is issued, we immediately pay a cash dividend to the owner. The policy owner has several options with regard to the dividend, including the right to assign dividends to our stock investment plan, registered under the Securities Act of 1933 (the “Securities Act”), and administered in the United States by our unaffiliated transfer agent.
International Competition
The life insurance business is highly competitive. We compete with a large number of stock and mutual life companies internationally and domestically, as well as with financial institutions that offer insurance products. There are more than 1,000 life insurance companies in the United States, some of which also provide insurance to foreign residents.
Given the variety of foreign markets in which we provide ordinary whole life insurance, it is not possible to ascertain our competitive position. We face competition primarily from companies formed and operated in the country in which the insureds reside, from companies that operate in the same manner as we do and from companies that are foreign to the countries in which policies are sold, but issue insurance policies denominated in the local currency of those countries. Competitors in our international markets who operate in the same manner as we do include National Western Life Insurance Company, Best Meridian Insurance Company and, to a lesser extent, Pan American Life Insurance Company and American International Group, although these companies tend to focus on non-traditional life insurance and annuity products. A substantial number of companies may be deemed to have a competitive advantage over us due to their significantly greater financial resources, histories of successful operations and larger marketing forces.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
We believe that our experience, combined with the special features of our policies, allow us to compete effectively in pursuing new business.
Because premiums on our international policies must be paid in U.S. Dollars drawn on U.S. banks, and we pay claims in U.S. Dollars, we provide a product that is different from the products provided by foreign-domiciled companies. Our international policies are usually acquired by significant net worth persons in the top income brackets of their respective countries. The policies sold by our local competitors are generally offered broadly and are priced using the mortality of the entire population of the geographic region. Because of the predominance of lower incomes in most of these countries, the mortality experience tends to be higher on average compared to the United States, causing mortality charges that are higher than they would be if they were based on the mortality experience of only the local population in the upper net worth and income categories. Additionally, the assets backing the reserves for the foreign company policies must be substantially invested in the respective countries and, therefore, are exposed to the inflationary risks and social or economic crises that tend to impact many foreign countries.
Domestic
In the midwest and the southern United States, we seek to serve middle income households through the sale of cash accumulation ordinary whole life insurance products. The majority of this business has been blocks of business of insurance companies we have acquired over the past 15 years.
Our distribution strategy is geared towards attracting marketing consultants, comprised primarily of part-time, second-career sales associates (such as teachers, coaches, community leaders and others) in rural and urban areas. In the United States, our domestic sales and marketing is conducted predominantly through independent marketing consultants.
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

	Years ended December 31,
State	2008		2007		2006
	(In thousands)
Texas	$7,306	41.6%	$7,481	39.8%	$7,962	39.6%
Missouri	2,073	11.8	2,309	12.3	2,519	12.5
Oklahoma	1,920	10.9	2,136	11.4	2,363	11.8
Kentucky	1,838	10.5	2,224	11.8	2,436	12.1
Other States	4,415	25.2	4,635	24.7	4,829	24.0

Total	$17,552	100.0%	$18,785	100.0%	$20,109	100.0%

A number of domestic life insurance companies we have acquired also had issued blocks of accident and health insurance policies, which we did not consider to be a core part of our business. Effective January 1, 2004, we entered into a coinsurance agreement with an unaffiliated insurance company under which it assumed substantially all of our accident and health policies. The premium amounts ceded under the coinsurance agreement in the years ended December 31, 2008, 2007, and 2006 were $7.5 million, $8.2 million and $8.9 million, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Domestic Products
The life insurance products we sell domestically focus primarily on living needs and provide benefits focused toward accumulating money for the insured. The features of our domestic life insurance products include:
•	cash accumulation/living benefits;
•	tax-deferred interest earnings;
•	guaranteed lifetime income options;
•	monthly income for surviving family members;
•	accidental death benefit coverage options; and
•	an option to waive premium payments in the event of disability.
Our life insurance products are principally designed to address the insured’s concern about outliving his or her monthly income, while at the same time providing death benefits in case of an early demise. The primary purpose of our product portfolio is to help the insured create capital for needs such as retirement income, children’s higher educational funds, business opportunities, emergencies and health care needs.
Domestic Competition
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
Home Service Insurance
SPLIC has conducted its operations since 1948. It focuses on the life insurance needs of the middle to lower income market in Louisiana. SPLIC predominantly sells ordinary whole life products to provide a means of funding individuals’ final expenses, primarily consisting of funeral and other burial costs. The policies are sold and serviced through SPLIC’s home service marketing distribution system of approximately 320 employee agents who work full time on a route system to sell policies, collect premiums and service policyholders. Over its history, SPLIC’s life insurance sales have been supplemented by the acquisition of numerous home service companies in Louisiana. The face amount of SPLIC’s average life insurance policy is approximately $7,000 per policy issued in 2008, and therefore the underwriting performed on these applications is limited.
We offer limited-liability, named peril property coverage to middle to lower income residents of Louisiana through SPFIC, which utilizes many of the same employee agents as SPLIC. SPFIC’s policies provide $30,000 maximum coverage on any one dwelling and contents, while content only coverage and dwelling only coverage is limited to $20,000. At December 31, 2008, SPFIC had total assets of approximately $7.9 million and revenues for the year then ended of approximately $5.0 million.
In the fourth quarter of 2008, the Company acquired Ozark National Life Insurance Company (“ONLIC”) for $8.0 million, plus $900,000 in acquisition related costs. ONLIC specializes in the sale of ordinary life insurance policies in Arkansas through its pre-need and home service distribution channels.
Home Service Products
Our home service insurance products consist primarily of small face amount ordinary whole life policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs. To a much lesser extent, our Home Service Insurance segment sells limited-liability, named peril property policies covering dwellings and contents. We intend to continue emphasis upon growth within this segment via direct sales and acquisitions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Home Service Competition
In the Home Service segment, we face competition in Louisiana and Arkansas from other companies that specialize in home service distribution of insurance. Competitors include American General Life Insurance Company, American National Life Insurance Company, Kilpatrick Life Insurance Company, Monumental Life Insurance Company and Union National Life Insurance Company. SPLIC also competes indirectly with other domestic life insurance companies operating in Louisiana. Security Plan competes based upon its emphasis on personal service to its customers.
Other Non-Insurance Enterprises
Other Non-insurance Enterprises includes Computing Technology, Inc., which provides data processing services to the Company, Insurance Investors, Inc., which provides aviation transportation to the Company, and Funeral Homes of America, a small Louisiana funeral home. This segment also includes the results of Citizens, Inc., the parent Company.
Operations and Technology
Our administrative operations are conducted primarily at our executive offices in Austin, Texas through approximately 105 administrative, operating and underwriting personnel. Operations of Security Plan are conducted to a large degree from our district offices and support center in Donaldsonville, Louisiana through approximately 70 operations personnel. ONLIC operations are conducted from Little Rock, Arkansas through approximately 10 employees. At our executive offices, we perform policy design, marketing oversight, underwriting, accounting, customer service, administration and investing activities.
Our senior management has significant experience in insurance company application system design and implementation. Since the mid-1960’s, our senior management has been leading development of evolving insurance applications. We have a single integrated system for our entire Company, which is a centrally-controlled, mainframe-based administrative system. Functions of our administrative system include policy set up, administration, billing and collections, commission calculation, valuation, automated audit functions, storage backup and related tasks. Each company we acquire is converted onto our administrative system. This system has been in place for many years, and we believe it is a significant asset to us. We update our administrative system on an ongoing basis. This system is also capable of significant expansion without substantial capital outlay or increase in staff. Therefore, we believe we can achieve additional growth without costly administrative system expenditures, delays or failures or addition of substantial staffing.
Regulation
Our U.S. insurance operations are subject to a wide variety of laws and regulations. State insurance laws establish supervisory agencies with broad regulatory authority to regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of each of the states in which they are licensed. In addition, U.S. laws, such as the U.S.A. Patriot Act of 2001, the Gramm-Leach-Bliley Act of 1999, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, and the Sarbanes-Oxley Act of 2002, are examples of U.S. regulation that affect our business. We are subject to comprehensive regulations under the U.S. Patriot Act with respect to money laundering, as well as federal regulations regarding privacy and confidentiality. In addition, other federal laws and regulations apply to us in areas such as pension regulations, privacy, tort reform and taxation. Also, various forms of direct federal regulation of insurance have been proposed from time to time. Our insurance products and thus our businesses also are affected by U.S. federal, state and local tax laws.
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
Our insurance subsidiaries are collectively licensed to transact business in 32 states. We have insurance subsidiaries domiciled in the states of Colorado, Louisiana, Arkansas and Texas. Our U.S. insurance subsidiaries are licensed and regulated in all jurisdictions in which they conduct insurance business. The extent of this regulation varies, but most jurisdictions have laws and regulations governing the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy, and the business conduct of insurers, including marketing and sales practices and claims handling. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and the approval of rates for certain types of insurance products.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by our insurance subsidiaries to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to our policyholders or contract holders of the subsidiary.
The laws and regulations of the jurisdictions in which our U.S. insurance subsidiaries are domiciled require that a controlling party obtain the approval of the insurance commissioner of the insurance company’s jurisdiction of domicile prior to acquiring control of the insurer.
Risk-based capital requirements are imposed on life and property and casualty insurance companies. The risk-based capital ratio is determined by dividing an insurance company’s total adjusted capital, as defined, by its authorized control level risk-based capital. Companies that do not meet certain minimum standards require specified corrective action. The risk-based capital ratios for CICA, SPLIC and CNLIC exceed such minimum ratios. At December 31, 2008, SPFIC and ONLIC had total adjusted capital below minimum standards. The Company has a plan of action to remediate this issue in the near future and will be addressing the issue with the regulator in the respective domiciliary states.
Item 1A. Risk Factors
Investing in our Company involves risks. Set forth below are risks with respect to our Company. Readers should carefully review these risks, together with the other information contained in this report. The risks and uncertainties we have described in this report are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem not material, may also adversely affect our business. Any of the risks discussed in this report or that are presently unknown or not material, if they were to actually occur, could result in a significant adverse impact on our business, operating results, prospects or financial condition. References in the risk factors below to “we,” “us,” “our,” “Citizens” and like terms relate to Citizens, Inc. and its subsidiaries on a U.S. GAAP consolidated financials basis, unless specifically identified otherwise. We operate our subsidiaries as separate and distinct entities with respect to corporate formalities.
Risks Relating to the Business of Citizens
A substantial amount of our revenue comes from foreign residents and is subject to risks associated with the possible application of foreign insurance and securities laws and regulations to our business, as well as risks from political and economic instability and currency or asset transfer restrictions.
A substantial part of our insurance policy sales are from foreign countries, primarily those in Latin America and the Pacific Rim. There is a risk that we may lose a significant portion of these sales should adverse events occur in these countries.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The government of a foreign country could determine that its residents may not buy life insurance from us unless we became qualified to do business in that country or unless our policies purchased by its residents receive prior approval of its insurance regulators. If this were to occur, our policy sales to that country’s residents would cease before any such approvals could be obtained. Also, there is no assurance that we would be able to qualify to do business in any foreign country or that its insurance regulatory authorities would approve our policies. We could also face sanctions, including fines and penalties, if a country’s authorities determined any failure to qualify or otherwise comply with its laws was willful or ongoing. Any of the foregoing could reduce our revenues and materially adversely affect our results of operations and financial condition. Additionally, we do not determine whether our independent marketing consultants are required to be licensed to sell insurance in the countries in which they make insurance sales. If our marketing consultants were not in compliance with applicable laws, including licensing laws, they could be required to cease operations, which would reduce our revenues. We have not obtained any advice of counsel in any foreign jurisdictions with respect to these matters. We are unable to quantify the effect of foreign regulation on our business if regulation were to be imposed on us, but we believe we could expend substantial amounts of time and incur substantial expense in complying with any foreign regulation, and we may decide to avoid a market if foreign regulation were imposed.
The offer and sale of our Class A common stock through the Citizens, Inc. Stock Investment Plan (the “Plan”) is registered under the Securities Act of 1933. Most all of our foreign policyholders choose to invest certain cash benefits they receive with respect to their policies in our Class A common stock through the Plan, which is not registered in any foreign jurisdiction. We believe participation in the Plan by foreign policyholders broadens our shareholder base and enhances liquidity for our Class A shares. We have not obtained any advice of counsel in any foreign jurisdiction as to whether any such participation by foreign residents is subject to foreign securities laws or regulations or whether the independent marketing consultants are subject to licensing requirements in connection with foreign policyholder participation in the Plan. If a securities regulatory authority were to determine the offer and sale of our Class A common stock through the Plan were contrary to applicable laws and regulations, we could be faced with cease and desist orders, fines and penalties, and reduced participation in the Plan by our foreign policyholders. We could also be faced with private disputes relating to the Plan, including the possibility of securities law claims within the United States. In the absence of countervailing considerations, we would expect to defend any such claims and we could incur significant defense costs, including not only attorneys’ fees and other direct litigation costs, but also the expenditure of substantial amounts of management time that otherwise would be devoted to our business. This could materially, adversely affect our results of operations and financial condition.
Additionally, if economic or political crises were to occur in any of the countries where our foreign policyowners reside, our revenues would likely decline. Also, currency control laws, regulations and decrees in foreign countries, if implemented, could materially adversely affect our revenues by imposing restrictions on asset transfers outside of a country where our insureds reside.
While our management has more than 40 years of experience in writing life insurance policies for foreign residents without any significant regulatory action or any lengthy currency controls relating to our foreign resident insureds, there can be no assurance that such situations will not occur and that our revenues, results of operations and financial condition will not be materially, adversely affected if they do occur.
The United States and global financial markets have been experiencing extreme and unprecedented volatility and disruption. As a consequence, we are exposed to significant financial and capital markets risk, including changes in equity prices, which may have a material adverse effect on our results of operations, financial condition and liquidity.
Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months, due largely to the stresses affecting the global banking system, which accelerated significantly in the second half of 2008. The global economy has entered a severe recession that is likely to persist through and beyond 2009, despite significant past and expected governmental intervention in the world’s major economies. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Economic conditions have continued to deteriorate in 2009.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
As an insurance holding company with significant investment exposure, we have been adversely affected by the volatility and disruption in the global capital markets and face significant financial and capital markets risk in our operations. During the course of 2008, the significant declines in equity markets negatively impacted our invested assets. Unlike other life insurers, however, we were not invested in riskier debt investments, such as subprime, collateralized debt obligations or mortgage backed securities. Rather, throughout the history of the Company, including the current economic crisis, we have maintained a conservative investment portfolio in which we principally invest in debt securities of U.S. Government sponsored enterprises. Furthermore, we do not use leverage as part of our investment philosophy. Despite our conservative investment philosophy, we incurred $23.5 million in realized losses related to other-than-temporary impairments on our limited mutual fund positions in 2008, due to the significant volatility and decline in the financial markets. We expect continued downward pressure on these equity positions in 2009. In addition, the current severe recession could result in reduced persistency of our insurance policies in force, as well as reduced new insurance policy sales, which could be expected to materially, adversely affect our results of operations and financial condition.
Unrealized losses may be realized.
Our total gross unrealized losses on our securities portfolio at December 31, 2008 were $10.4 million net of tax compared to $3.8 million net of tax at December 31, 2007. At December 31, 2008, the Company impaired its equity securities that were in a loss position and recorded a write-down to fair value in accordance with our other than temporary impairment (“OTTI”) analysis based on current accounting guidance. The realized loss was $23.5 million and was recorded through income. Furthermore, there is the potential for future write downs relative to these equity securities if their fair values continue to decline and our OTTI analysis indicates such write downs are necessary. Currently, our debt securities are marked to market as an unrealized loss through equity. Although we intend to hold these debt instruments to maturity, realized losses or impairments may be required and may have a material adverse impact on our results of operations and financial condition. In 2008, we also permanently impaired two debt securities related to credit quality.
Our actual claims losses may exceed our reserves for claims and we may be required to establish additional reserves, which in turn may adversely impact our results of operations and financial condition.
We maintain reserves to cover our estimated exposure for claims relating to our issued insurance policies. Reserves, whether calculated under accounting principles generally accepted in the United States, or GAAP, or statutory accounting practices prescribed by various state insurance regulators, do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections, of what we expect claims will be based on mortality assumptions that are determined by various regulatory authorities. Many reserve assumptions are not directly quantifiable, particularly on a prospective basis. In addition, when we acquire other domestic life insurance companies, our assessment of the adequacy of acquired policy liabilities is subject to our estimates and assumptions. Reserve estimates are refined as experience develops, and adjustments to reserves are reflected in our statements of operations for the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, future developments may require us to increase claims reserves, which may have a material adverse effect on our results of operations and financial condition in the period in which such increase is reserved.
We may be required to accelerate the amortization of deferred acquisition costs and the costs of customer relationships acquired, which would increase our expenses and adversely affect our results of operations and financial condition.
At December 31, 2008, we had $109.1 million of deferred policy acquisition costs, or DAC. DAC represents costs that vary with and are primarily related to the sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Under GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the anticipated recognition of premiums.
In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies. This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies. At December 31, 2008, we had $33.8 million of CCRA. We amortize the value of this intangible asset in a manner similar to the amortization of DAC.
Our amortization of DAC and CCRA generally depends upon anticipated profits from investments, surrender and other policy charges, mortality, morbidity, persistency and maintenance expense margins. For example, if our insurance policy lapse and surrender rates were to exceed the assumptions upon which we priced our insurance policies, or if actual persistency proves to be less than our persistency assumptions, especially in the early years of a policy, we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy. We regularly review the quality of our DAC and CCRA to determine if they are recoverable from future income. If these costs are not recoverable, they are charged to expenses in the financial period in which we make this determination.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Unfavorable experience with regard to expected expenses, investment returns, surrender and other policy changes, mortality, morbidity, lapses or persistency may cause us to increase the amortization of DAC or CCRA, or both, or to record a current period expense to increase benefit reserves, any of which could have a material adverse effect on our results of operations and financial condition.
We may be required to recognize an impairment in the value of our goodwill, which would increase our expenses and materially adversely affect our results of operations and financial condition.
Goodwill represents the excess of the amount paid to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition. Under GAAP, we test the carrying value of goodwill for impairment at least annually at the “reporting unit” level, which is either an operating segment or a business one level below the operating segment. Goodwill is impaired if its carrying value exceeds its implied fair value. This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units. If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition. We perform assessments of whether goodwill is impaired on an annual basis. No impairment of goodwill was identified by us in 2007 or 2008; however, we wrote off $1.0 million of goodwill in 2006.
We are a defendant in lawsuits, which may adversely affect our financial condition and detract from the time our management is able to devote to our business, and we are subject to risks related to litigation and regulatory matters.
We and certain of our insurance subsidiaries are defendants in various lawsuits described in Item 3 of this report, which could expose us to class action damages and have a material adverse affect on our results of operations and financial condition. These lawsuits are in various stages of discovery and procedural processes, and it is not possible to evaluate potential monetary exposure to us or our subsidiaries. In addition, litigating these cases is costly and can be time consuming.
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
For the majority of our business, we retain only the first $100,000 of risk on any one life and cede the remaining risk to our reinsurers. In 2008, we reinsured $302 million of face amount of our life insurance policies, and in 2007 we reinsured $274 million of face amount of our life insurance policies. Amounts reinsured in 2008 and 2007 represented 6.1% and 5.7%, respectively, of the face amount of life insurance in effect in those years. Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance. If our cost of reinsurance were to increase, we might not be able to recover these increased costs, and our results of operations and financial condition could be materially and adversely affected.
Although our reinsurers are liable to us to the extent of the ceded reinsurance, we remain liable to our policyholders as the direct insurer with respect to all reinsured risks. As a result, ceded reinsurance arrangements do not eliminate our obligation to pay claims. We are subject to the credit risks of our reinsurers. Our reinsurers may not pay the reinsurance recoverables that they owe to us or they may not pay such recoverables on a timely basis. A reinsurer’s insolvency, underwriting results or investment returns may affect its ability to fulfill its reinsurance obligations to us. Our receivable from reinsurers was $13.2 million at December 31, 2008 and $13.5 million at December 31, 2007.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
In addition, effective January 1, 2004, one of our insurance subsidiaries entered into a coinsurance agreement with an unaffiliated company under which it ceded substantially all of the accident and health insurance policies issued. Our subsidiary has established trust accounts totaling $5.5 million for payment to the coinsurance company for claims under these policies, which is in excess of statutory liabilities. To the extent the sums in the trust accounts are not sufficient to cover claims under such policies and the coinsurance company does not meet its obligations under the coinsurance agreement, our subsidiary would be contingently liable to the policyholders.
We may not be able to continue our past strategy of acquiring other U.S. life insurance companies, and we may not realize improvements to our financial results as a result of our past or any future acquisitions.
We have acquired 15 U.S. life insurance companies since 1987. Our objective in this strategy has been to increase our assets, revenues and capital, improve our competitive position and increase our earnings, in part by realizing certain operating efficiencies associated with economies of scale. Prior to 2004, increases in earnings from the completed acquisitions were not significant.
We evaluate possible acquisitions of other insurance companies on an ongoing basis. While our business model is not dependent primarily upon acquisitions, the time frame for achieving or further improving our market positions can be shortened through acquisitions. There can be no assurance that suitable acquisitions presenting opportunities for continued growth and operating efficiencies will be available to us, or that we will realize the anticipated financial results from completed acquisitions.
Even if we identify and complete insurance company acquisitions, we may be unable to integrate them on an economically favorable basis. Implementation of an acquisition strategy entails a number of risks, including, among others, inaccurate assessment of assets, liabilities or contingent liabilities and the failure to achieve anticipated revenues, earnings or cash flow. The occurrence of any of these events could have a material adverse effect on our results of operations and financial condition.
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

•
Companies foreign to the countries in which policies are sold but that issue local currency policies. Another group of our competitors in the international marketplace consists of companies that are foreign to the countries in which the policies are sold but issue life insurance policies denominated in the local currencies of those countries. Local currency policies provide the benefit of assets located in the country of foreign residents, but entail risks of uncertainty due to local currency fluctuations, as well as the perceived instability and weakness of local currencies.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Sales of our products may be reduced if we are unable to (i) establish and maintain commercial relationships with independent marketing firms and consultants (ii) attract and retain employee agents or (iii) develop and maintain our distribution sources.
We distribute our insurance products through several distribution channels, including independent marketing firms and consultants and our employee agents. These relationships are significant for both our revenues and our profits. In our life insurance segment, we depend almost exclusively on the services of independent marketing firms and consultants. In our home service insurance segment, we depend on employee agents whose role in our distribution process is integral to developing and maintaining relationships with policyholders. Significant competition exists among insurers to form relationships with marketers of demonstrated ability. Some of our competitors may offer better compensation packages for marketing firms, consultants and agents and broader arrays of products and have a greater diversity of distribution resources, better brand recognition, more competitive pricing, lower cost structures and greater financial strength or claims paying ratings than we do. We compete with other insurers for marketing firms, independent consultants and employee agents primarily on the basis of our compensation and support services. Any reduction in our ability to attract and retain effective sales representatives could materially adversely affect our revenues, results of operations and financial condition.
Loss of the services of our senior management team would likely hinder development of our operating and marketing programs and our strategy for expanding our business.
We rely on the active participation of our Chairman of the Board and Chief Executive Officer, Harold E. Riley (age 80), and our Vice Chairman of the Board and President, Rick D. Riley (age 55), in connection with the development and execution of our operating and marketing plans and strategy for expanding our business. We anticipate that their expertise will continue to be of substantial value in connection with our operations. The loss of the services of either of these individuals could have a significant adverse effect on our business and prospects. We do not have an employment agreement with either of these persons nor do we carry a key-man insurance policy on either of their lives.
We are subject to extensive governmental regulation in the United States, which increases our costs of doing business and could restrict the conduct of our business.
We are subject to extensive regulation and supervision in U.S. jurisdictions wherein we do business, as well as anti-money laundering regulations adopted under the U.S. Patriot Act. Insurance company regulation is generally designed to protect the interests of policyholders, with substantially lesser protections to shareholders of the regulated insurance companies. To that end, laws of the various states in which we do business establish insurance regulatory agencies with broad powers with respect to such things as: licensing companies to transact business; mandating capital and surplus requirements; regulating trade and claims practices; approving policy forms; and restricting companies’ ability to enter and exit markets.
The capacity for an insurance company’s growth in premiums is partially a function of its required statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by statutory accounting practices prescribed or permitted by a company’s state of domicile, is considered important by insurance regulatory authorities. Failure to maintain required levels of statutory surplus could result in increased regulatory scrutiny and enforcement action by regulatory authorities.
Most insurance regulatory authorities have relatively broad discretion to grant, renew, suspend and revoke licenses and approvals, and could preclude or temporarily suspend us from carrying on some or all of our activities, including acquisitions of other insurance companies, require us to add capital to our insurance company subsidiaries, or fine us. If we are unable to maintain all required licenses and approvals, or if our insurance business is determined not to comply fully with the wide variety of applicable laws and regulations, including the U.S. Patriot Act, or a relevant authority’s interpretation of the laws and regulations, our revenues, results of operations and financial condition could be materially adversely affected.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Changes in U.S. regulation may adversely affect our results of operations and financial condition and limit our prospective growth.
Currently, the U.S. federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas can materially and adversely affect insurance companies, including our business. These areas include the U.S. Patriot Act, financial services regulation, securities regulation, including the Sarbanes-Oxley Act of 2002, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed from time to time.
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
We must maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. If we do not maintain adequate systems, we could experience adverse consequences, including: inadequate information on which to base pricing, underwriting and reserve decisions, regulatory problems, failure to meet prompt payment obligations, increases in administrative expenses and loss of customers.
Some of our information technology systems and software are mainframe-based, legacy-type systems that require an ongoing commitment of resources to maintain current standards. We continuously enhance and update our systems to keep pace with changes in our products and business models, information processing technology, evolving industry and regulatory standards and policyholder needs. Our success is in large part dependent on maintaining and enhancing the effectiveness of existing systems, as well as continuing to integrate, develop and enhance our information systems to support business processes in a cost-effective manner.
Our failure to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our results of operations and financial condition.
We have in the past identified material weaknesses in our disclosure controls and controls over financial reporting. To the extent that we may have not remedied these weaknesses or fail to maintain our current system of internal controls to an effective level with regard to material weaknesses, we may not be able to report our financial results accurately. As a result, we could be required to restate our financial statements and be exposed to increased regulatory scrutiny and litigation from investors and others.
Effective internal controls are necessary for us to provide reliable financial reports. If we are unable to provide reliable financial reports, we could become subject to SEC and other regulatory review and sanctions, as well as litigation that could result in substantial fines, penalties or liabilities; and, our results of operations and financial condition and the market value of our securities could be materially and adversely affected as a result. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.
Our failure to protect confidential information and privacy could result in the loss of customers, subject us to fines and penalties and adversely affect our results of operations and financial condition.
Our insurance subsidiaries are subject to privacy regulations and to confidentiality obligations. We also have legal obligations to protect certain confidential information we obtain from our existing vendors. These obligations generally include protecting confidential information in the same manner and to the same extent as we protect our own confidential information. The actions we take to protect confidential information include among other things: monitoring our record retention plans and policies and any changes in state or federal privacy and compliance requirements; maintaining secure storage facilities for tangible records; and limiting access to electronic information in order to safeguard certain current information.
In addition, the Gramm-Leach-Bliley Act requires that we deliver a notice regarding our privacy policy both at the delivery of an insurance policy and annually thereafter. Certain exceptions are allowed for sharing of information under joint marketing agreements. However, certain state laws may require us to obtain a policyholder’s consent before we share information.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
We have a written information security program with appropriate administrative, technical and physical safeguards to protect such confidential information. If we do not comply with privacy regulations and protect confidential information, we could experience adverse consequences, including regulatory sanctions, loss of reputation and litigation, any of which could have a material adverse effect on our business, results of operations and financial condition.
The insurance industry in which we operate may be subject to periodic negative publicity, which may negatively impact our financial results.
We interface with and distribute our products to individual consumers. There may be a perception that these purchasers may be unsophisticated and in need of consumer protection. Accordingly, from time to time, consumer advocate groups or the media may focus attention on our products, thereby subjecting us to periodic negative publicity. We may also be negatively impacted if another insurance company engages in practices resulting in increased public attention to our businesses. Negative publicity may result in lower sales of insurance, lower persistency of our insurance products, increased regulation and legislative scrutiny of industry practices as well as increased litigation, which may further increase our costs of doing business and impede our ability to market our products. As a result, our business, results of operations and financial condition could be materially and adversely affected.
General economic, financial market and political conditions may materially and adversely affect our results of operations and financial condition.
Our results of operations and financial condition may be materially and adversely affected from time to time by general economic, financial market and political conditions, both in the United States and in the foreign countries where our policy owners reside. These conditions include economic cycles such as: levels of consumer spending; levels of inflation; movements of the financial markets; availability of credit; fluctuations in interest rates, monetary policy or demographics; and legislative and competitive changes.
During periods of economic downturn, such as the one occurring in 2008 and 2009, our insureds may choose not to purchase our insurance products, may terminate existing policies or contracts, permit them to lapse or may choose to reduce the amount of coverage purchased, any of which could have a material adverse effect on our results of operations and financial condition. Also, our sales of new business policies would decrease.
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
Generally, the net assets of our insurance company subsidiaries available for dividends are limited to either the lesser or greater (depending on the state of domicile) of the subsidiary net gain from operations during the preceding year and 10% of the subsidiary’s net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed by insurance regulatory authorities. Total surplus of CICA as of December 31, 2008 was approximately $35.1 million, and gain from operations was $10.5 million. Based upon statutory net gain from operations and surplus of CICA for the year ended December 31, 2008, approximately $10.5 million of dividends could be paid to us in 2009 without prior regulatory approval. In late 2007 and 2008, SPLIC paid a $4.6 million and $5.7 million dividend to CICA, respectively. Funeral Homes of America paid a $255,000 dividend to CICA in 2007, but did not pay a dividend in 2008.
Except to the extent that we are a creditor with recognized claims against our subsidiaries, claims of our subsidiaries’ creditors, including policyholders, have priority with respect to the assets and earnings of the subsidiaries over the claims of our creditors and shareholders. If any of our subsidiaries becomes insolvent, liquidates or otherwise reorganizes, our creditors and shareholders will have no right to proceed in their own right against the assets of that subsidiary or to cause the liquidation, bankruptcy or winding-up of the subsidiary under applicable liquidation, bankruptcy or winding-up laws.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Adverse capital and credit market conditions may significantly affect our access to debt and equity capital and our cost of capital in seeking to expand our business.
The capital and credit markets have been experiencing extreme volatility and disruption for over a year. In recent months, the volatility and disruption reached unprecedented levels. In some cases, the markets exerted significant downward pressure on availability of debt and equity capital for certain issuers (including short term liquidity and credit capacity). We believe the availability of debt and equity capital has decreased significantly compared to prior years.
The availability of equity and debt financing to us will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, our credit capacity, as well as the possibility that investors or lenders could develop a negative perception of our long- or short-term financial prospects. Disruptions, uncertainty or volatility in the capital markets may also limit our access to equity capital for us to seek to expand our business. As such, we may be forced to delay raising debt or equity capital, or bear an unattractive cost of capital, which could adversely affect our ability to complete any acquisitions and negatively impact profitability numbers of an acquisition.
Difficult conditions in the global capital markets and the world economy, which we do not expect to improve in the near future, generally may materially adversely affect our business and results of operations.
Our results of operations are materially affected by conditions in the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third and fourth quarters of 2008. The current recession in the U.S. and elsewhere has contributed to increased volatility and diminished expectations for the world economy and the equity and debt markets going forward. These factors, combined with volatile commodity prices, declining business and consumer confidence and increased unemployment, have precipitated a global recession. As a result, domestic and international equity markets have been experiencing heightened volatility and turmoil, with issuers in the financial services industry particularly affected. These events and the continuing market upheavals may have an adverse impact on us, in part because we are dependent upon customer behavior. Our revenues could decline in such circumstances and our profit margins could erode.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and the value of money all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower personal incomes, lower corporate earnings, lower business investment and lower consumer spending, the demand for our insurance products could be adversely affected. In addition, we may experience an elevated incidence of lapses or surrenders of our insurance policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the domestic and global economy could therefore affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.
There can be no assurance that actions of the U.S. Government, the Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.
In response to the financial crises affecting the U.S. banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets and invest in financial services companies. The Federal Government, the Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the current financial crisis, including purchases of commercial paper. On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009, which provided for federal spending and tax cuts, estimated in the aggregate to be approximately $789 billion, for the purpose of job preservation and creation, infrastructure investment, energy efficiency and science, unemployment assistance, state and local government fiscal stabilization and other associated purposes. There can be no assurance as to what impact such actions will have on the financial markets, including the high levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our Class A common stock.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Risks Relating to Our Class A Common Stock
The price of our Class A common stock may be volatile and may be affected by market conditions beyond our control.
Our Class A common stock price is likely to fluctuate in the future and could decline materially because of the volatility of the stock market in general and as a result of a variety of other factors, many of which are beyond our control, including: quarterly or annual variations in actual or anticipated results of our operations; interest rate fluctuations; changes in financial estimates by securities analysts; competition and other factors affecting the life insurance business generally; and conditions in the U.S. and world economies.
Our Class A common shareholders will not control us for the foreseeable future, will have a limited ability to influence our business policies and corporate actions and will not by themselves be able to elect any directors.
It is difficult for minority shareholders to elect any of our directors or otherwise exert influence over our business. Holders of our outstanding Class B common stock are entitled to elect a simple majority of our board of directors and are therefore deemed our ultimate controlling party. All of our Class B common stock is currently owned indirectly by the Harold E. Riley Trust of which Harold E. Riley, our Chairman of the Board and Chief Executive Officer, is the sole trustee. Additionally, Harold E. Riley beneficially owns approximately 7.3% of the outstanding shares of our Class A common stock.
Our articles of incorporation and bylaws, as well as applicable state insurance laws, may discourage takeovers and business combinations that our shareholders might consider to be in their best interests.
Our articles of incorporation and bylaws, as well as various state insurance laws, may delay, deter, render more difficult or prevent a takeover attempt our shareholders might consider in their best interests. As a result, our shareholders will be prevented from receiving the benefit from any premium to the market price of our Class A common stock that may be offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if they are viewed as discouraging takeover attempts in the future.
The following provisions in our articles of incorporation and bylaws make it difficult for our Class A shareholders to replace or remove our directors and have other anti-takeover effects that may delay, deter or prevent a takeover attempt:
•	holders of shares of our Class B common stock elect a simple majority of our board of directors, and all of these shares are owned by the Harold E. Riley Trust; and
•	our board of directors may issue one or more series of preferred stock without the approval of our shareholders.
State insurance laws generally require prior approval of a change in control of an insurance company. Generally, such laws provide that control over an insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the insurer. In considering an application to acquire control of an insurer, an insurance commissioner generally will consider such factors as the experience, competence and financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquirer’s plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition. In addition, a person seeking to acquire control of an insurance company is required in some states to make filings prior to completing an acquisition if the acquirer and the target insurance company and their affiliates have sufficiently large market shares in particular lines of insurance in those states. These state insurance requirements may delay, deter or prevent our ability to complete an acquisition.
We have never paid any cash dividends on our Class A common stock and do not anticipate doing so in the foreseeable future.
We have never paid cash dividends on our Class A common stock, as it is our policy to retain earnings for use in the operation and expansion of our business.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
There are a substantial number of shares of our Class A common stock eligible for future sale in the public market. The sale of a large number of these shares could cause the market price of our Class A common stock to fall.
There were 45,646,015 shares of our Class A common stock outstanding, excluding treasury shares, as of March 1, 2009. Our executive officers, directors and management owned approximately 5,300,000 shares of our Class A common stock as of this date, representing approximately 10% of our then outstanding Class A common stock. These shares have been registered for public resale and may be sold freely.
In addition, a total of 2,749,372 shares of our Class A common stock are issuable upon the conversion of our Series A-1 and Series A-2 preferred stock and the exercise of warrants granted in connection therewith. We have a registration statement currently in effect that allows the public resale of all such shares of Class A common stock.
If our preferred and common shareholders sell a large number of shares of our Class A common stock, the market price of shares of our Class A common stock could decline significantly. Moreover, the perception in the public market that our shareholders might sell shares of our Class A common stock could depress the market price of our Class A common stock.
Holders of our Series A preferred stock may obtain the right to require us to redeem their Series A preferred stock and we will be required to redeem any shares of Series A preferred stock that remain outstanding on July 12, 2009.
We will be required to redeem any shares of our Series A preferred stock that remain outstanding on July 12, 2009 at the original investment price, plus all accrued but unpaid dividends. We can elect to pay the redemption price in shares of our Class A common stock if: (i) the average closing price of the stock is in excess of $3.50 per share for a period of ten consecutive trading days prior to (but not including) the date that is three trading days prior to the date of redemption; (ii) the stock is listed on NYSE or other eligible market; and (iii) the stock to be issued is registered under a registration statement effective with the SEC.
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
Certain provisions applicable to the outstanding shares of our Series A preferred stock trigger rights of first refusal or payment provisions and require us to obtain the approval of the holders of such shares to (i) incur debt or allow liens on our property, other than certain permitted debt and liens, (ii) amend our articles of incorporation so as to affect adversely any rights of the preferred stockholders, (iii) authorize or create a new class of stock that will be senior or equal to our Series A preferred stock in terms of dividends, redemption or distribution of assets or (iv) take certain other specified actions. These provisions may make it more difficult for us to take certain corporate actions and could delay, deter or prevent future financings and our ability to make acquisitions.
In all other offerings of our shares of Class A common stock, such as a private placement of shares, unless certain limited exceptions apply, the holders of our Series A preferred stock will generally be entitled to purchase up to 50% of the number of shares of our Class A common stock offered by us. These preemptive rights could delay, deter or prevent future equity financings.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own our principal office in Austin, Texas, consisting of an 80,000 square foot office building and approximately one acre of land nearby that house storage facilities. Approximately 50,000 square feet is occupied or reserved for our operations. We also own a training facility at Lake Buchanan, Texas. In addition, we own other properties in Texas, Arkansas and Louisiana that are incidental to our operations.
Item 3. Legal Proceedings
We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, which on March 2, 2007, reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. As a result, no class action is presently certified, and plaintiffs’ counsel is seeking to recertify the class. In order to recertify the class, the lead plaintiff must establish that he is qualified to represent the purported class and that the res judicata effect of a class action will not have a deleterious effect on the putative class members. The underlying lawsuit alleges that certain life insurance policies we made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We believe the lawsuit is without merit and intend to continue a vigorous defense in any remaining proceedings, including any class recertification. If the class is recertified, we could be exposed to costly and time-consuming litigation, and an adverse judgment could have a material adverse effect on our results of operations and financial condition. The case is now before the Texas District Court judge for an analysis of evidence presented to determine if it warrants recertification of a class.
Security Plan Fire Insurance Company (“SPFIC”) is a defendant in a suit styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007 by the state of Louisiana as subrogee/assignee of the insureds of more than 200 different insurance companies. The suit was filed to recover money that the state of Louisiana paid to certain insureds under the Louisiana Road Home Program for damages resulting from Hurricanes Katrina and Rita. The suit was removed to the United States District Court for the Eastern District of Louisiana on September 11, 2007 and appeals of the removal have been denied. The Road Home Litigation is in the early stages of litigation, and no discovery has yet occurred. Therefore, it is not possible to evaluate how many claims relate to SPFIC, or the potential exposure to SPFIC. However, in the event of an adverse outcome, the potential exposure to SPFIC could be significant.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Our Class A common stock is traded on the New York Stock Exchange under the symbol CIA. As of December 31, 2008, the approximate number of record owners of our Class A common stock was 78,000. Management estimates the number of beneficial owners to be approximately 125,000.
Quarterly high and low closing prices per share of our Class A common stock as reported by the NYSE are shown below.

	2008		2007
Quarter Ended	High	Low	High	Low
March 31	$6.95	5.14	$7.71	6.69
June 30	7.96	6.02	8.00	6.10
September 30	9.15	5.79	8.39	4.84
December 31	9.70	6.99	8.90	5.53
We have not paid cash dividends in any of the past five years and do not expect to pay cash dividends in the foreseeable future. For restrictions on our present and future ability to pay dividends, see Note 7 of the “Notes to Consolidated Financial Statements.”
We did not purchase any of our equity securities during any quarter in 2006, 2007 or 2008.
Securities Authorized for Issuance Under Equity Compensation Plans
We do not maintain any equity compensation plans or arrangements. Thus, we do not have any securities authorized for issuance under these types of plans, nor have we issued any options, warrants or similar instruments to purchase any of our equity securities, except for warrants issued in conjunction with the convertible preferred stock issued in 2004 and 2005. See Note 8 of the “Notes to Consolidated Financial Statements.”

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 6. Selected Financial Data
The table below sets forth, in summary form, selected financial data of the Company. This data, which is not covered in the reports of our independent registered public accounting firms, should be read in conjunction with our consolidated financial statements and notes, which are included elsewhere herein. The net income per share amounts have been adjusted retroactively for all periods presented to reflect the 7% common stock dividends paid on December 31, 2005 and 2004.

	Years ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Total Revenues	$146,673	169,637	154,189	139,024	96,697
Net Income (loss)	(15,707)	16,557	8,677	7,302	7,732
Basic and Diluted Earnings (loss) Per Class A Share	(0.42)	0.35	0.16	0.13	0.17
Total Assets at December 31	832,276	787,909	711,184	661,889	661,212
Long-term Debt	—	—	—	—	30,000
Total Liabilities	653,022	597,532	558,690	513,380	520,179
Total Stockholders’ Equity	171,541	176,157	139,611	136,963	135,131
Book Value Per Share	3.68	4.00	3.38	3.33	3.29
See Item 1 and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information that may affect the comparability of the financial data contained in the above table.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
We conduct operations as an insurance holding company emphasizing ordinary life insurance products in niche markets where we believe we can achieve competitive advantages. Our core operations include issuing:
•
U.S. Dollar-denominated ordinary whole life insurance policies predominantly to high net worth, high income foreign residents, located principally in Latin America and the Pacific Rim, through approximately 2,200 independent marketing consultants;

•	ordinary whole life insurance policies to middle income households in the midwest and the southern United States through approximately 300 independent marketing consultants; and
•
final expense and limited liability property policies to middle to lower income households in Louisiana and Arkansas through approximately 540 employee and independent agents in our home service distribution segment.

We operate through two segments as follows:
Life Insurance. For over the past 30 years, CICA and its predecessors have accepted policy applications from foreign nationals for U.S. Dollar-denominated ordinary whole life insurance. Traditionally, this market has been concentrated in the top 3-5% of the population of a country in terms of income and net worth. In recent years, however, there has been a shift to encompass a broader spectrum of the population, as upper middle classes develop in Latin America and the Pacific Rim. We make our insurance products available using third-party marketing organizations and independent marketing consultants. The number of our producing independent consultants has expanded over the years in this segment to approximately 2,200, and we received applications from residents of 34 countries outside of the U.S. in 2008. Historically, the majority of our international business has come from Latin America. However, in 2004 the Pacific Rim began to represent a meaningful and growing source of new business, and in 2008 was one of the leading sources of new premium income.
In 2008, our Life Insurance segment generated revenue of $105.5 million, which accounted for 71.9% of our total revenue. For the year ended December 31, 2007, this segment produced revenue of $114.8 million or 67.7% of our total revenue, compared to 2006 when it produced approximately $101.9 million or 66.1% of total revenue. The decrease in 2008 revenues was due to the write-down of $13.6 million of equity mutual funds in this segment. Our strategy in operating our Life Insurance segment is to increase new business written through our existing marketers as well as expand the number of countries from which we receive policy applications. The development of new markets in the Pacific Rim and the expansion of existing markets in Latin America were the primary contributors to the insurance revenue growth in this segment.
From time to time we will issue new products to stay abreast of changes in the market and in our clients. In 2008, CICA introduced a new set of international products, which caused new production of insurance from non-U.S. residents to slow in the first nine months of 2008 compared to the same period in 2007. This was due to our less than optimum introduction process and slower than anticipated acceptance of these new policies. However, the products were well accepted in the international market during the latter half of 2008, as fourth quarter new business production exceeded the prior year’s fourth quarter.
Through the domestic market of our Life Insurance segment, we provide ordinary whole life, credit life insurance, and final expense policies to middle income families or individuals in certain markets in the midwest and southern U.S. The majority of our revenues in this regard are the result of acquisitions of domestic life insurance companies since 1987.
We also realize revenues from our investment portfolio. Life insurance companies earn profits on the investment float, which reflects the investment income earned on the premiums paid to the insurer between the time of receipt and the time benefits are paid out under policies. Changes in interest rates, changes in economic conditions and volatility in the capital markets, such as the ones caused by our impairment of our equity mutual funds in 2008, can all impact the amount of earnings that we realize from our investment portfolio.
Home Service Insurance. Through our subsidiaries, SPLIC and ONLIC, we provide final expense ordinary life insurance to middle to lower income individuals in Louisiana and Arkansas. Our policies in this segment are sold and serviced through home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders or through networks of funeral homes who collect premium and provide personal service to policyholders.

During 2008, revenue from this segment was $42.2 million, which accounted for 28.8% of our total revenue. For the year ended December 31, 2007, revenue from this segment was $52.9 million or 31.2% of our total revenue compared to $51.2 million or 33.2% of our total revenue in 2006. The decrease in revenue in 2008 was primarily due to the write-down of $9.9 million of equity mutual funds during 2008. Our business strategy in this segment is to continue to serve existing customers in Louisiana as well as expand the business through new marketing management that we put in place in early 2005.
In 2008, SPLIC’s property insurance subsidiary, SPFIC, was negatively impacted by Hurricanes Gustav and Ike. Losses incurred by SPFIC were $500,000 for Hurricane Gustav and $285,000 for Hurricane Ike. The Company also incurred $478,000 in reinstatement premiums. During 2005, Hurricane Katrina devastated the Gulf Coast. Commencing in 2005 and through December 31, 2007, total incurred losses related to Hurricane Katrina not covered by reinsurance amounted to $4.0 million, resulting in SPLIC’s need to provide $4 million of additional capital to SPFIC. Legislative and judicial decrees further extended for an additional year the period for filing claims beyond that provided under SPFIC’s insurance contracts. Due to this extended claims filing period, an incurred but not reported claim and loss adjustment expense (LAE) liability of $500,000 was recorded at December 31, 2006 to cover any claims filed in 2007. When the extended deadline for filing of claims expired in the third quarter of 2007, SPFIC released approximately $425,000 of liabilities, which SPFIC determined were not payable under the contracts.
As discussed earlier, the Company completed the acquisition of ONLIC in the fourth quarter of 2008. ONLIC writes both final expense and home service ordinary life insurance in Arkansas and is included in the Home Service segment. As the income statement contains only two months of ONLIC operations, there is an insignificant impact upon revenue, expenses or net income. ONLIC increased the Home Service operation assets by $26.0 million and liabilities by $17.2 million.
Marketplace Conditions and Trends
Described below are some of the significant recent events and trends affecting the life insurance industry and the possible effects they may have on our future operations.
•
As an increasing percentage of the world population reaches retirement age, we believe we will benefit from increased demand for living products rather than death products, as aging consumers will require cash accumulation to provide expenses to meet their lifetime needs. Our ordinary life products are designed for our policyowners to accumulate cash values to provide for living expenses in a policy owner’s later years, while continuously providing a death benefit.

•
We are exposed to a variety of risks, including the current financial recession as well as the credit crisis and corresponding potential changes in the fair value of our investments. Financial markets in the United States and elsewhere have experienced extreme volatility and disruption, due largely to stresses affecting the global banking system, which accelerated significantly in the second half of 2008. The global economies have entered a severe recession that is likely to persist well into and perhaps through and even beyond 2009, despite past and expected governmental intervention in the world’s major economies. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. The current economic environment could also reduce the persistency of our existing insurance policies.

•
As a financial institution and life insurer with significant investment exposure, we have been adversely affected by the volatility and disruption in the global capital markets and face significant financial and capital markets risk in our operations. Corporate bond defaults and credit downgrades, which have resulted in other-than-temporary impairments in the value of some securities, have had a material impact on life insurers in the past few years. The majority of our investment portfolio is held in debt instruments carrying the full faith and credit of the U.S. Government, or in U.S. Government-sponsored enterprises. Most of the municipal bonds we own are privately insured. We have not experienced any material impairments in the value of our debt securities due to the current credit crisis in world financial markets. We intend to manage our investment portfolio conservatively in the future by continuing to utilize these types of debt instruments. During the course of 2008, the significant declines in equity markets have negatively impacted our assets under management. We incurred realized losses relative to limited equity positions we took during 2007 and the first half of 2008 under the current accounting guidance for OTTI analysis. Due to current economic forecasts, we expect continued pressure on our equity positions in 2009.

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

Recent Acquisitions
In the fourth quarter of 2008, the Company completed its acquisition of ONLIC for $8.0 million and had additional acquisition related expenses of $900,000. The Company completed its acquisition of Integrity Capital Corporation in exchange for 1,292,000 shares of Citizens, Inc. Class A common stock in the first quarter of 2009. Integrity Capital Corporation is the parent of Integrity Capital Insurance Company, an Indiana life insurance company. The transaction was valued at $8.4 million when the transaction closed on February 27, 2009.
Consolidated Results of Operations
The following table sets forth our net income for the periods indicated:

Years ended	Net Income (loss)	Net Income (loss)	Increase (decrease)
December 31,	(In thousands)	per Class A Share	from Previous Year
2008	$(15,707)	$(0.42)	(194.9)%
2007	16,557	0.35	90.8
2006	8,677	0.16	18.8
As further discussed below, the impairment of $23.5 million of equity securities plus the tax valuation allowance thereon, the property losses incurred by SPFIC from Hurricanes Gustav and Ike and the increase in fair value of the warrants associated with the Company’s Preferred stock contributed to a 194.9% decrease in earnings for 2008.
Total revenues for 2008 were $146.7 million, a 13.5% decrease compared to 2007 revenues of $169.6 million. Total revenues for 2006 were $154.2 million. Total revenues from Home Service were $42.2 million in 2008 and $52.9 million in 2007, compared to $51.2 million in 2006. Total revenues from our Life Insurance segment amounted to $105.5 million during 2008, compared to $114.8 million for 2007 and $101.9 million for 2006.
Premium Income. Premium income during 2008 increased to $141.3 million from $136.7 million in 2007, or 3.3%, and $124.6 million in 2006. The 2008 increase was attributable to the new international business written in 2007 and 2008 in the Life Insurance segment, which had $102.0 million of premium income during 2008. Additionally, we continued to experience improved persistency in our international life business, which contributed largely to the increase. First year premium in the Life Insurance segment in 2008 was up slightly from its 2007 level.
Net Investment Income. Net investment income decreased slightly during 2008 to $30.5 million, compared to $30.7 million during 2007 and $27.0 million in 2006. The decrease was primarily from lower income earned on equity mutual funds. Mutual fund income was $2.2 million in 2007 but only $1.0 million in 2008. Although investments were flat, cash grew substantially during 2008, investment income was only marginally up. Aside from lower mutual fund income, the low interest rate environment coupled with larger amounts invested in lower yielding cash balances reduced income in 2008. We continue to invest primarily in bonds of U.S. Government-sponsored enterprises, such as Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Association (FHLMC), although the Company expects lower investment yields with these instruments due to historically low interest rates.
Realized Gains (Losses) on Investments. As previously mentioned, the Company recognized OTTI write-downs of $23.5 million on its holdings of mutual funds during the fourth quarter of 2008, as these securities experienced an unrealized loss position for more than twelve months. These mutual funds are well diversified and have a history of out-performing the overall market, although past performance is not a guarantee of future results. The Company believes these funds will recover as the overall market recovers. During 2008, the Company also permanently impaired two bonds due to credit quality, recognizing a realized loss of $288,000.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Increase in Fair Value of Warrants. As the market value of our Class A common stock increased during 2008, we incurred a loss on the increase in fair value of warrants of $2.7 million in 2008, compared to a gain of $828,000 in 2007 and a loss of $244,000 in 2006. The sizeable loss in 2008 was directly related to the increase in the price of our Class A common stock, as well as an increase in volatility. The warrant liability is calculated using the Black-Scholes option pricing model, which attempts to predict the value of the warrants when they expire in July 2011 and 2012. Current accounting standards require the change in the value of the warrant liability be recorded as a component of revenues. When the liability increases we incur a loss, and when the liability decreases we generate income. The warrant liability has no affect on the Company’s cash flows, as the Company expects the warrants will be converted into our Class A common stock in July 2011, or sooner, at the election of the warrant holders, or expire.
Claims and Surrenders. As noted in the table below, claims and surrenders increased 11.2% from $50.6 million in 2007 to $56.3 million in 2008. The 2008 increase primarily related to an increase in property claims in SPFIC from Hurricanes Gustav and Ike, as well as an increase in death claims, surrender expense and endowments.

	Years ended December 31,
	2008	2007	2006
	(In thousands)

Death claims	$22,529	20,720	21,686
Surrender expenses	15,222	13,832	13,335
Endowments	13,814	12,835	10,786
Property claims	2,657	1,090	5,194
Other policy benefits	1,604	1,783	849
Accident and health benefits	427	311	541

Total claims and surrenders	$56,253	50,571	52,391

Death benefits increased in 2008 compared to 2007, primarily in the Home Service segment, where death claims were up $1.9 million. However, there was a $650,000 decrease in 2007 to correct an overstatement of prior years claim liability. Death benefits decreased slightly in 2007 compared to 2006.
Policy surrenders increased 10.0% in 2008 to $15.2 million from $13.8 million in 2007, up from $13.3 million in 2006. The increase in surrender expense is in line with management expectations, considering the inforce business has increased over the last three years. Surrenders as a percent of inforce business were 0.4% in 2008, 2007 and 2006.
Endowment benefits increased 7.6% from $12.8 million in 2007 to $13.8 million in 2008. Endowments totaled $10.8 million in 2006. We have a series of international policies that carry an immediate endowment benefit of an amount elected by the policy owner. These benefits have been particularly popular in the Pacific Rim, where the Company has experienced increased business in recent years. Like policy dividends, endowments are factored into the premium and, as such, the increase has no impact on profitability.
Property claims increased 143.8% in 2008, from $1.1 million in 2007 to $2.7 million in 2008, and were $5.2 million in 2006. In 2008, Hurricanes Gustav and Ike swept through Louisiana resulting in an increase in property claims of $1.6 million over 2007. In 2007, the Company began to experience a dramatic decline in property claims that adversely affected the business in 2006. Hurricane claims in 2007 were a negative $711,000, as the Company released claim liabilities that were no longer required due to the expiration of the statute of limitations. Of the 2006 property claims, $3.0 million were due to Hurricane Katrina.
Reserves. The change in future policy benefit reserves increased from $36.4 million in 2007 to $37.1 million in 2008, predominantly due to an improvement in persistency on our international life business, as well as the continued sale of international policies. During 2007 and 2006, a shift in products sold occurred with the addition of sales in the Pacific Rim, which resulted in a more rapid rise in reserves. The change in future policy benefit reserves increased from $30.7 million in 2006 to $36.4 million in 2007, due predominantly to increased persistency on our business and an increase and change in product mix in new business. Additionally, sales of certain endowment products, which build reserves at a much higher rate, contributed to the increase.
Policyholder Dividends. Policyholder dividends increased 7.2% during 2008 to $6.9 million from $6.4 million in 2007 and $5.4 million in 2006, due to improved persistency and the continued sale of participating ordinary whole life products in the international market. All of our international policies are participating, and the improvement in persistency and increase in new business on our international business have contributed to the growth in dividends. Policyholder dividends are factored into the premiums and have no impact on profitability.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Commissions. Commissions increased slightly during 2008 to $36.0 million from $35.6 million in 2007 and $35.7 million in 2006, primarily due to the new business issued during the period. Commissions were essentially flat all three years, even though premiums were up due to the increased amount of renewal premiums, which pay a lower commission.
Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses increased to $28.6 million in 2008 from $27.6 million in 2007. The 2008 increase was largely due to an increase in employee compensation and increased fees for international shipping.
Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs (“DAC”) decreased 8.0% from $26.2 million in 2007 to $24.1 million in 2008. These costs were $27.0 million in 2006. The 2008 decrease from 2007 was primarily related to flat new life production discussed above, and tracked consistently with the slight increase in commissions. Amortization of these costs was $15.6 million, $12.5 million and $11.4 million in 2008, 2007 and 2006, respectively. Amortization is higher due to higher deaths and surrenders. In addition, the DAC asset has grown 8.4% since December 31, 2007, which resulted in higher amortization in 2008. Also, the write-off of DAC on internal replacements under the American Institute of Certified Public Accountants (AICPA) Statement of Position, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1), added $917,000 to amortization in 2007.
Cost of Customer Relationships Acquired and Other Intangibles. Amortization of cost of customer relationships acquired and other intangibles decreased from $4.7 million in 2006, to $3.2 million in 2007 and $2.9 million in 2008.
Analysis of goodwill for CNLIC, a reporting unit within the Life Insurance segment, showed it to be impaired at December 31, 2006. Due to significant declines in new business issued by CNLIC, the fair value of this reporting unit was below its carrying value. As a result, an impairment loss of $1.0 million was recognized in the fourth quarter of 2006. The fair value of that reporting unit was estimated using the present value of estimated future cash flows. The remaining goodwill is associated with CICA and ONLIC. At December 31, 2007 and 2008, there was no impairment of goodwill.
Federal Income Tax. The federal income tax expense was $3.1 million, $6.9 million and $4.7 million in 2008, 2007 and 2006, respectively, resulting in effective tax rates of 24.7%, 29.5% and 35.0%, respectively. The Company established a tax valuation allowance related to OTTI losses on its mutual funds of $6.9 million in 2008. The establishment of the valuation allowance had the effect of decreasing the effective tax rate. In 2007, our valuation allowance was released, as the CNLIC sale agreement was terminated and the Company’s plan is to now consolidate CNLIC in the Company’s life-nonlife tax return for 2008. CICA had sufficient life income to absorb the CNLIC net operating losses in 2008. In 2006, this release of the valuation allowance reduced our effective tax rate by 4.7%. The 2006 tax rate was higher due to a write-off of $1.0 million of goodwill, which has no resulting tax benefit. The write-off of goodwill added 2.7% to the effective tax rate. (See Note 11 of the “Notes to Consolidated Financial Statements” for additional information on federal income tax.)
Investments
State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate, mortgage loans and real estate within certain specified percentages.
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
Valuation of Investments in Fixed Maturity and Equity Securities
At December 31, 2008, investments in fixed maturity and equity securities were 92.8% of our total investments. All of our fixed maturities were classified as available-for-sale securities at December 31, 2008 and thus are reported on our consolidated financial statements at fair value; equity securities are also reported at fair value. We had no fixed maturity or equity securities that were classified as trading securities at December 31, 2008.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
At December 31, 2008, 70.5% of our fixed maturity securities were invested in U.S. Government-sponsored enterprises or securities backed by the U.S. Government. We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. The Company monitors all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. The Company determines other-than-temporary impairment by reviewing all relevant evidence related to the specific security issuer as well as the Company’s intent and ability to hold the investment for a period of time sufficient for a forecasted recovery. The Company’s intent to hold investments for the long term can be evidenced by security maturities as opposed to sales within the portfolios and the long term nature of our insurance contracts and the strategy of matching assets and liabilities as key business drivers. A decline in the fair value of any fixed maturity or equity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security. The new cost basis is not changed for subsequent recoveries in the fair value of the fixed maturity or equity security. With the exception of Security Plan, virtually all of our subsidiaries fixed maturity investments are in U.S. Government or U.S. Government-sponsored enterprises or U.S. Government instruments. Security Plan has significant investments in corporate and municipal bonds. Based upon our emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. Government-sponsored corporations, our intent and ability to hold temporarily impaired fixed maturities until recovery, and our analysis of whether declines in fair value below cost are temporary or other-than-temporary, management believes that our investments in fixed maturity investments at December 31, 2008 were not impaired, and no other-than-temporary losses needed to be recorded. The Company did impair one Lehman Brothers bond and a Ford Motor Credit bond during 2008, because the Company does not expect these securities to recover in value in the near term. The Company will closely monitor its fixed income portfolio going forward. The Company’s equity securities consist of mutual funds acquired in 2007 and 2008. The recent financial crisis has caused our equity securities to significantly decrease in value. The Company took an other-than-temporary impairment charge on its equity securities in 2008 in the amount of $23.5 million, although the Company does expect these securities to recover in value as the overall financial market recovers.
Gross unrealized losses on fixed maturities available-for-sale amounted to $16.0 million as of December 31, 2008 and $4.7 million as of December 31, 2007. The increase in unrealized losses from year end 2007 to year end 2008 was primarily due to the substantial decline in the overall financial markets, which put downward pricing pressure on the fair values of our corporate and municipal bonds. There were no gross unrealized losses on equity securities as of December 31, 2008, as all of these securities were deemed impaired and have been written down to their fair value as of the reporting date. Information on unrealized gains and losses by category is set forth in our consolidated financial statements, Note 2 — Investments, in the “Notes to the Consolidated Financial Statements.”

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets.

	December 31, 2008
	Carrying Value	Percent of Total
	(In thousands)

Fixed maturity securities:
U.S. Government-sponsored corporations and U.S. Government agencies (1)	$295,481	46.6%
Mortgage-backed (2)	51,907	8.2
Corporate	75,375	11.8
Municipal bonds	58,105	9.2
Public utilities	4,153	0.7
Foreign governments	134	—

Total fixed maturity securities	485,155	76.5

Cash and cash equivalents	63,792	10.1
Short-term investments	2,250	0.4
Other investments:
Policy loans	28,955	4.6
Equity securities	43,000	6.8
Mortgage loans	339	0.1
Real estate and other long-term investments	9,553	1.5

Total cash, cash equivalents and investments	$633,044	100.0%

(1)	Includes U.S. Treasury securities of $14,419,000 and U.S. Government-sponsored corporations of $281,062,000.

(2)	Includes $46,371,000 of U.S. Government agencies and government-sponsored corporations.
The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2008.

	December 31, 2008
	Carrying Value	%
	(In thousands)
AAA and U.S. Government	$379,547	78.2%
AA	37,263	7.7
A	56,043	11.6
BBB	7,217	1.5
BB and other	5,085	1.0

Totals	$485,155	100.0%

Reinsurance
As is customary among insurance companies, our insurance company subsidiaries reinsure with other companies portions of the life insurance risks they underwrite. A primary purpose of reinsurance agreements is to enable an insurance company to reduce the amount of risk on any particular life and, by reinsuring the amount exceeding the maximum amount the insurance company is willing to retain, to insure individuals in amounts larger than it could without such agreements. Even though a portion of the risk may be reinsured, our insurance company subsidiaries remain liable to perform all the obligations imposed by the policies issued by them and could be liable if their reinsurers were unable to meet their obligations under the reinsurance agreements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
We believe that we have established appropriate reinsurance coverage based upon our net retained insured liabilities compared to our surplus.
The effect of reinsurance on premiums is as follows:

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Direct premiums	$151,077	146,409	135,311
Reinsurance assumed	1,459	1,462	1,126
Reinsurance ceded	(11,239)	(11,123)	(11,811)

Net premiums	$141,297	$136,748	$124,626

CICA monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of default by a reinsurer. The primary reinsurers of CICA are large, well capitalized entities.
The effect of reinsurance on life insurance in force is as follows:

	Years ended December 31,
	2008	2007	2006
	(In millions)
Direct written life insurance inforce	$4,322	4,168	3,971
Reinsurance assumed	647	644	670
Reinsurance ceded	(302)	(274)	(259)

Net life insurance inforce	$4,667	$4,538	$4,382

Virtually all of the Company’s non-credit accident and health insurance is reinsured with and administered by Texas International Life Insurance Company (TILIC), an unaffiliated party. The reinsurance recoverables under this agreement are collateralized by assets held in a trust for the benefit of the reinsured policies.
The Company monitors the credit ratings of our life and property reinsurers. The ratings by A.M. Best Company range from B+ (Good) to A+ (Superior).
For calendar year 2006, SPFIC elected to increase the amount of first and second event catastrophe reinsurance to $10.0 million per event from $7.1 million and raise the retention level to $500,000 per event from $250,000, after the negative effects from Hurricane Katrina in 2005. Thus, the first $500,000 of incurred claims and any claims in excess of $10.0 million were SPLIC’s responsibility. The same reinsurance levels were in place for 2007 and 2008. The reinsurance premium for first event catastrophe reinsurance was $750,000 in 2008, $840,000 in 2007 and $799,000 in 2006. In 2008, SPFIC also paid reinsurance premiums in the amount of $478,000 for second and third event coverage due to Hurricanes Gustav and Ike.
Liquidity and Capital Resources
Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.
The liquidity requirements of our Company are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate investments to provide cash flow, but in 2008 SPFIC sold $237,000 of bonds because of liquidity needs as a result of Hurricanes Gustav and Ike. Also, during the first six months of 2006, SPFIC sold approximately $3.1 million of bonds in order to meet the cash outflow related to claims from Hurricanes Katrina and Rita. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. See Note 9 of the “Notes to Consolidated Financial Statements” for a table disclosing our contractual obligations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
A primary liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our insurance policies, such as surrender charges, that help limit and discourage early withdrawals. Since these contractual withdrawals, as well as the level of surrenders experienced, have been largely consistent with our assumptions in asset liability management, our associated cash outflows have, historically, not had an adverse impact on our overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and cash flow tests under various market interest rate scenarios are also performed annually to assist in evaluating liquidity needs and adequacy. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds.
Cash flows from our insurance operations historically have been sufficient to meet current needs. Cash flows from operating activities were $46.4 million, $37.9 million and $39.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in fixed income securities. Net cash outflows from investment activity totaled $14.3 million, $58.8 million and $33.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The outflows from investing activities for the year ended December 31, 2008, primarily related to the investment of excess cash and cash equivalents generated from operations during 2008 plus the $8.2 million used to acquire ONLIC. The Company has had significant cash flows from financing activities in the last two years, $10.6 million in 2008 and $17.5 million in 2007. In 2008, the Company received $9.4 million from capital contributions relating to our Series A-1 preferred stock. In 2007, the Company sold approximately 2.7 million shares of Class A common stock in a registered direct public offering. The sale resulted in gross proceeds of $18.8 million and net proceeds of $17.1 million after broker commissions and offering related expenses.
Stockholders’ equity at December 31, 2008 was $171.5 million compared to $176.2 million at December 31, 2007. The 2008 decrease was largely due to the OTTI loss on mutual funds during the period, offset by capital contributions from the Company’s preferred stock investors.
Investments decreased to $569.3 million at December 31, 2008 from $585.3 million at December 31, 2007. Invested assets decreased 2.7% during 2008, due to the decrease in values in the Company’s portfolio resulting from the overall market conditions; however, cash increased by $42.7 million. Fixed maturities are categorized into fixed maturities available-for-sale, which are carried in our consolidated financial statements at fair value. Fixed maturities available-for-sale were 85.2% of investments at December 31, 2008.
Policy loans comprised 5.1% of invested assets at December 31, 2008 compared to 4.4% at December 31, 2007. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 12% and maturities that are related to the maturity or termination of the applicable policies. Management believes we maintain adequate liquidity despite the uncertain maturities of these loans.
Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at December 31, 2008 and December 31, 2007. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2008, we intend to continue to utilize short term agencies and U.S. Treasuries as a cash management tool to minimize excess cash balances.
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
The NAIC has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company’s business to develop a minimum level of capital called “Authorized Control Level Risk-based Capital” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At December 31, 2008 and 2007, all of our insurance subsidiaries except ONLIC and SPFIC were above required minimum levels. The Company plans to contribute $1.0 million to both ONLIC and SPFIC to eliminate the RBC level of action. This plan is pending insurance department approval.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Parent Company Liquidity and Capital Resources
We are a holding company and have had minimal operations of our own. Our assets primarily consist of the capital stock of our subsidiaries. Accordingly, our cash flows depend upon the availability of statutorily permissible payments, primarily payments under management agreements from our two primary life insurance subsidiaries, CICA and SPLIC. The ability to make payments is limited by applicable laws and regulations of Colorado, CICA’s state of domicile, and Louisiana, Security Plan’s state of domicile, which subject insurance operations to significant regulatory restrictions. These laws and regulations require, among other things, that these insurance subsidiaries maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. We historically have not relied upon dividends from subsidiaries for our cash flow needs and we do not intend to do so in the future.
Critical Accounting Estimates
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
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined a premium deficiency does not exist at December 31, 2008. Management believes our policy liabilities and increase in future policy benefit reserves as of and for the years ended December 31, 2008 and 2007 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision for policies issued in 2008 or 2007. The relative stability of these assumptions and management’s analysis is discussed below.
Deferred Policy Acquisition Costs
Acquisition costs, consisting of commissions and policy issuance, underwriting and agency expenses, that relate to and vary with the production of new business are deferred. These deferred policy acquisition costs are amortized primarily over the estimated premium paying period of the related policies in proportion to the ratio of the annual premium recognized to the total premium revenue anticipated, using the same assumptions as were used in computing liabilities for future policy benefits.
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
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. The annual recoverability test is based upon SFAS 60, paragraph 35. We estimate the discounted value of the cash flows using our liability assumptions. We then compare that to the policy liabilities and the deferred policy acquisition costs. Based upon the analysis performed to capitalize expenses that vary with and are directly related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing, management believes that our deferred policy acquisition costs and related amortization as of and for the years ended December 31, 2008, 2007 and 2006 limits the amount of deferred costs to its estimated realizable value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Goodwill
SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS 142) requires that goodwill balances be reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in SFAS 142, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. Most of the Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments as there is no discrete financial information available for the separate components of the segment or all of the components of the segment have similar economic characteristics. As of December 31, 2008, the Company had goodwill allocated to the both the Life Insurance segment as well as the Home Service segment.
The goodwill impairment test follows a two step process as defined in SFAS 142. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess.
Management’s determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, peer company price to earnings multiples, the level of the Company’s Class A common stock price and assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.
The Company completed its annual goodwill assessment for the individual reporting units within the Life Insurance segment and Home Service segment as of December 31, 2008 and December 31, 2007 and no impairment of goodwill was identified.
Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities
One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed maturities, the Company accretes the new cost basis to par or to the estimated future cash flows over the expected remaining life of the security by adjusting the security’s yield.
The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period.
Each quarter, during the Company’s analysis, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are restricted from trading unless a valid reason exists. The Company will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been reasonably foreseen. Examples of the criteria include, but are not limited to, the deterioration in an issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.

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
Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised over 90.4% of our cash and investment portfolio as of December 31, 2008. These investments are mainly exposed to changes in U.S. Treasury rates. Our fixed maturities investments include U.S. Government-sponsored corporations, U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 70.5% of the fixed maturities we owned at December 31, 2008 are instruments of U.S. Government-sponsored enterprises, or are backed by U.S. Government agencies.
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
Decreases in Interest Rates
(In thousands)

December 31,	100 Basis Points	200 Basis Points	300 Basis Points

2008	Interest rates cannot decrease by these levels
2007	$18,594	29,582	42,812

Increases in Interest Rates
(In thousands)

December 31,	100 Basis Points	200 Basis Points	300 Basis Points

2008	$(55,265)	(85,159)	(113,469)

2007	$(22,821)	(51,006)	(79,768)

While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term change that illustrates the potential impact of such events. Due to the composition of our book of insurance business, we believe it is unlikely we would encounter large surrender activity due an interest rate increase that would force us to dispose of our fixed maturities at a loss.
There are no fixed maturities or other investments that we classify as trading instruments. At December 31, 2008 and 2007, we had no investments in derivative instruments, nor does the Company have any subprime or CDO (collateralized debt obligation) risk.
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was less than 8% of our total investments at December 31, 2008. Thus, we believe significant decreases in the equity markets would have an immaterial impact on our total investment portfolio. (See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 8. Financial Statements and Supplementary Data
Reference is made to the financial statements, the notes thereto, and the report of our independent registered public accounting firm, as listed on the table of contents.
All other schedules have been omitted as the required information is inapplicable or the information required is presented in the financial statements or the notes thereto filed elsewhere herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
During the 36 months preceding the date of the audited financial statements included herein, we have not reported on Form 8-K any disagreements between our independent registered accounting firms and us. On March 23, 2006, we reported the termination of KPMG LLP as our principal independent registered public accounting firm and the engagement of Ernst & Young LLP as our successor independent registered public accounting firm.
Item 9A. Controls and Procedures
(a) Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure, among other things, material information relating to our Company, including its consolidated subsidiaries, is made known to our officers who certify our financial reports and to the other members of our senior management and the Board of Directors.
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
(b) Management Report on Internal Control over Financial Reporting
Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008.
Our independent registered public accounting firm, Ernst & Young LLP has issued an attestation report on our internal control over financial reporting. The report is included in item 9A(d) of this annual report.
(c) Change in Internal Control over Financial Reporting
During 2008, there have been no changes in the Company’s internal controls over financial reporting that materially affect or are reasonably likely to affect the Company’s internal controls over financial reporting. The Company implemented an internal audit function during 2008. This function provided an additional layer of review and oversight procedures. The Company’s Director of Internal Audit has significant experience in the life insurance industry, as well as external audit experience, including design and implementation of internal control processes.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
(d) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Shareholders of Citizens, Inc.:
We have audited Citizens, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citizens, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting under Item 9A of the Index. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Citizens, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008 of Citizens, Inc. and subsidiaries and our report dated March 13, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
March 13, 2009

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 9B. Other Information
None.
PART III
Items 10, 11, 12, 13 and 14 of this Report incorporate by reference the information in our definitive proxy material under the headings “Election of Directors,” “Executive Officers,” “Executive Officer and Director Compensation,” “Stock and Principal Stockholders,” “Control of the Company,” and “Principal Accounting Fees and Services,” to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Citizens, Inc.:
We have audited the accompanying consolidated statements of financial position of Citizens, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audit also included the financial statement schedules II, III, and IV under Item 15 of the Index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As described in Note 1 to the consolidated financial statements, in 2007 the Company adopted American Institute of Certified Public Accountants Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modification or Exchanges of Insurance Contracts. Also, as described in Note 1 to the consolidated financial statements, during the fourth quarter of 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). In accordance with the transition provisions of SAB No. 108, the Company recorded an adjustment to retained deficit effective January 1, 2006 for the correction of prior period misstatements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
March 13, 2009

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position
December 31
(In thousands)

	2008	2007
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: $494,034 and $502,635 in 2008 and 2007, respectively)	$485,155	500,426
Equity securities available-for-sale, at fair value (cost: $42,908 and $36,696 in 2008 and 2007, respectively)	43,000	35,669
Mortgage loans on real estate	339	291
Policy loans	28,955	25,490
Real estate held for sale	4,156	671
Real estate held for investment (less $283 and $223 accumulated depreciation in 2008 and 2007, respectively)	4,717	4,481
Other long-term investments	680	618
Short-term investments	2,250	17,650

Total investments	569,252	585,296

Cash and cash equivalents	63,792	21,123
Accrued investment income	7,423	7,115
Reinsurance recoverable	13,241	13,492
Deferred policy acquisition costs	109,114	100,655
Cost of customer relationships acquired	33,805	31,636
Goodwill	15,687	11,386
Other intangible assets	1,073	1,066
Federal income tax receivable	2,090	715
Property and equipment, net	6,466	6,795
Due premiums, net (less $2,217 and $1,780 allowance for doubtful accounts in 2008 and 2007, respectively)	8,958	7,656
Other assets	1,375	974

Total assets	$832,276	787,909

(Continued)
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position, Continued
December 31
(In thousands, except share amounts)

	2008	2007
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefit reserves:
Life insurance	$547,621	505,517
Annuities	34,025	22,792
Accident and health	7,442	8,293
Dividend accumulations	4,795	4,825
Premiums paid in advance	18,566	16,140
Policy claims payable	9,318	6,908
Other policyholders’ funds	7,929	7,049

Total policy liabilities	629,696	571,524
Commissions payable	2,350	2,385
Deferred federal and state income taxes	3,951	4,810
Payable for securities in process of settlement	—	7,000
Warrants outstanding	4,973	1,003
Other liabilities	12,052	10,810

Total liabilities	653,022	597,532

Commitments and contingencies (Notes 6 and 9)
Cumulative convertible preferred stock — Series A (Series A-1 - $1,000 stated value per share, 6,250 shares issued, authorized and outstanding in 2008, and $500 stated value per share, 25,000 shares issued, authorized and outstanding in 2007; Series A-2 — $935 stated value per share, 5,000 shares authorized, 4,014 shares issued and outstanding in 2008 and 2007)	7,713	14,220

Stockholders’ equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 48,781,753 shares issued in 2008 and 46,205,830 shares issued in 2007, including shares in treasury of 3,135,738 in 2008 and 2007	240,511	225,812
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2008 and 2007	3,184	3,184
Retained deficit	(55,432)	(39,725)
Accumulated other comprehensive loss:
Unrealized losses on securities, net of tax	(5,711)	(2,103)

	182,552	187,168
Treasury stock, at cost	(11,011)	(11,011)

Total stockholders’ equity	171,541	176,157

Total liabilities and stockholders’ equity	$832,276	787,909

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31
(In thousands, except per share amounts)

	2008	2007	2006
Revenues:
Premiums:
Life insurance	$134,953	130,265	119,388
Accident and health insurance	1,580	1,558	1,461
Property insurance	4,764	4,925	3,777
Net investment income	30,478	30,743	26,975
Realized gains (losses), net	(23,812)	(94)	1,286
Decrease (increase) in fair value of warrants	(2,662)	828	(244)
Other income	1,372	1,412	1,546

Total revenues	146,673	169,637	154,189

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	56,253	50,571	52,391
Increase in future policy benefit reserves	37,117	36,420	30,719
Policyholders’ dividends	6,865	6,401	5,384

Total insurance benefits paid or provided	100,235	93,392	88,494
Commissions	35,984	35,641	35,691
Other underwriting, acquisition and insurance expenses	28,611	27,583	27,607
Capitalization of deferred policy acquisition costs	(24,109)	(26,210)	(26,986)
Amortization of deferred policy acquisition costs	15,650	12,530	11,391
Amortization of cost of customer relationships acquired and other intangibles	2,897	3,203	4,650

Total benefits and expenses	159,268	146,139	140,847

Income (loss) before income tax expense	(12,595)	23,498	13,342
Income tax expense	3,112	6,941	4,665

Net income (loss)	(15,707)	16,557	8,677

Net income (loss) applicable to common stockholders	$(18,263)	14,555	6,654

Per Share Amounts
Basic and diluted earnings (loss) per share of Class A common stock	$(0.42)	0.35	0.16

Basic and diluted earnings (loss) per share of Class B common stock	$(0.21)	0.18	0.08

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2008, 2007 and 2006
(In thousands)

				Accumulated
				other		Total
	Common Stock		Retained	comprehensive	Treasury	Stockholders’
	Class A	Class B	deficit	loss	stock	equity

Balance at December 31, 2005	$211,403	3,184	(61,812)	(4,801)	(11,011)	136,963

Cummulative effect of adopting SEC Staff Accounting Bulletin No. 108	—	—	(3,147)	—	—	(3,147)
Comprehensive income:
Net income	—	—	8,677	—	—	8,677
Unrealized investment losses, net	—	—	—	(1,545)	—	(1,545)

Total comprehensive income	—	—	8,677	(1,545)	—	7,132
Accretion of deferred issuance costs and discounts on preferred stock	(1,337)	—	—	—	—	(1,337)

Balance at December 31, 2006	210,066	3,184	(56,282)	(6,346)	(11,011)	139,611

Comprehensive income:
Net income	—	—	16,557	—	—	16,557
Unrealized investment gains, net	—	—	—	4,243	—	4,243

Total comprehensive income	—	—	16,557	4,243	—	20,800
Accretion of deferred issuance costs and discounts on preferred stock	(1,337)	—	—	—	—	(1,337)
Sale of Class A common stock	17,083	—	—	—	—	17,083

Balance at December 31, 2007	225,812	3,184	(39,725)	(2,103)	(11,011)	176,157

Comprehensive loss:
Net loss	—	—	(15,707)	—	—	(15,707)
Unrealized investment losses, net	—	—	—	(3,608)	—	(3,608)

Total comprehensive loss	—	—	(15,707)	(3,608)	—	(19,315)
Accretion of deferred issuance costs and discounts on preferred stock	(1,905)	—	—	—	—	(1,905)
Beneficial conversion feature and warrant discounts on preferred stock capital contribution	854	—	—	—	—	854
Preferred stock conversions	15,625	—	—	—	—	15,625
Warrants exercised	125	—	—	—	—	125

Balance at December 31, 2008	$240,511	3,184	(55,432)	(5,711)	(11,011)	171,541

(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income, Continued
Years ended December 31, 2008, 2007 and 2006
(In thousands)
A summary of the number of shares of common stock of Class A, Class B and treasury stock issued is as follows:

	Common Stock		Treasury
	Class A	Class B	Stock
Balance at December 31, 2005	43,301	1,002	(3,136)

Stock dividends	125	—	—

Balance at December 31, 2006	43,426	1,002	(3,136)

Stock dividends	97	—	—
Stock sale	2,683	—	—

Total stock issued	2,780	—	—

Balance at December 31, 2007	46,206	1,002	(3,136)

Stock dividends	90	—	—
Warrant exercised	18	—	—
Preferred stock conversions	2,468	—	—

Total stock issued	2,576	—	—

Balance at December 31, 2008	48,782	1,002	(3,136)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31
(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(15,707)	16,557	8,677
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized losses (gains) on sale of investments and other assets assets and other-than-temporary impairment charges	23,812	94	(1,286)
Net deferred policy acquisition costs	(8,459)	(13,680)	(16,565)
Amortization of cost of customer relationships acquired and other intangibles	2,897	3,203	4,650
Increase (decrease) in fair value of warrants	2,662	(828)	244
Depreciation	1,116	1,076	1,297
Amortization of premiums and discounts on fixed maturities	354	1,243	1,467
Deferred federal income tax expense	496	1,202	829
Change in:
Accrued investment income	(127)	(8)	(644)
Reinsurance recoverable	275	2,552	3,452
Due premiums and other receivables	(1,227)	(1,702)	(1,089)
Future policy benefit reserves	36,100	34,132	31,741
Other policy liabilities	5,412	275	(46)
Federal income tax	(1,474)	(2,746)	1,330
Commissions payable and other liabilities	637	(3,367)	4,854
Other, net	(335)	(86)	166

Net cash provided by operating activities	46,432	37,917	39,077

Cash flows from investing activities:
Sale of fixed maturities, held-to-maturity	—	—	2,472
Sale of fixed maturities, available-for-sale	237	3,844	14,006
Maturity of fixed maturities, available-for-sale	162,337	75,939	57,473
Purchase of fixed maturities, available-for-sale	(156,055)	(78,845)	(107,080)
Sale of equity securities, available-for-sale	—	248	334
Purchase of equity securities available-for-sale	(24,439)	(36,666)	—
Principal payments on mortgage loans	97	165	201
Mortgage loans funded	(115)	—	—
Sale of other long-term investments and property and equipment	185	430	739
(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Years ended December 31
(In thousands)

	2008	2007	2006
Purchase of other long-term investments and property and equipment	$(1,110)	(4,357)	(1,277)
Increase in policy loans, net	(3,062)	(1,948)	(428)
Maturity of short-term investments	26,000	—	—
Purchase of short-term investments	(10,173)	(17,650)	—
Cash paid for acquisition, net	(8,242)	—	—

Net cash used in investing activities	(14,340)	(58,840)	(33,560)

Cash flows from financing activities:
Series A-1 preferred stock capital contributions	9,375	—	—
Proceeds from sale of Class A common stock	—	17,083	—
Warrants exercised	125	—	—
Annuity and universal life deposits	2,848	2,279	2,520
Annuity and universal life withdrawals	(1,771)	(1,837)	(1,827)

Net cash provided by financing activities	10,577	17,525	693

Net increase (decrease) in cash and cash equivalents	42,669	(3,398)	6,210

Cash, and cash equivalents at beginning of year	21,123	24,521	18,311

Cash, and cash equivalents at end of year	$63,792	21,123	24,521

Supplemental Disclosure of Operating Activities
Cash paid during the year for:
Income taxes	$4,090	8,476	2,506

Supplemental disclosures of non-cash investing and financing activities:
The Company recognized accretion of deferrals and discounts on its Convertible Preferred Stock amounting to $1,905,000, $1,337,000 and $1,337,000 in 2008, 2007, and 2006, respectively. These net discounts and deferrals have increased the carrying amount of the Convertible Preferred Stock in the statement of financial position. The annual dividend to the preferred stockholders amounted to $651,000, $665,000 and $686,000 in 2008, 2007 and 2006, respectively.
In 2008, the Company sold real estate and made a mortgage loan for $115,000, in connection therewith.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(1)	Summary of Significant Accounting Policies
(a)	Principles of Consolidation

The consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), a Colorado company, and its wholly-owned subsidiaries, CICA Life Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Citizens National Life Insurance Company (CNLIC), Security Plan Life Insurance Company (SPLIC), Security Plan Fire Insurance Company (SPFIC) and Ozark National Life Insurance Company (ONLIC). ONLIC was acquired for $8.0 million in cash on October 27, 2008 and the results of its operations are included for the period subsequent to acquisition. All significant inter-company accounts and transactions have been eliminated. Citizens and its wholly owned consolidated subsidiaries are collectively referred to as “the Company,” “we,” or “our.”

We provide life and health insurance policies through four of our subsidiaries — CICA, SPLIC, CNLIC and ONLIC. CICA issues ordinary whole-life policies internationally and domestically, and burial insurance, pre-need policies, and accident and health related policies, throughout the midwestern and southern United States. SPLIC offers home service life insurance in Louisiana and Mississippi, and SPFIC, a wholly owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana. ONLIC offers final expense and home service ordinary whole life insurance in Arkansas.

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

Fixed maturities consist primarily of bonds. The Company does not classify any fixed maturities as held-to-maturity or trading. Fixed maturities that may be sold prior to maturity to support our investment strategies are considered held as available-for-sale and carried at fair value. Equity securities (including non-redeemable preferred stock) are considered available-for-sale and are reported at fair value.

Unrealized appreciation (depreciation) of equity securities and fixed maturities held as available-for-sale is shown as a separate component of stockholders’ equity, net of tax, and is a separate component of comprehensive income.

A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings as realized losses. Any impairment results in the establishment of a new cost basis for the security.

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

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

The Company had cash equivalents and fixed maturities with an aggregate fair value of $10,653,000 and $9,607,000 at December 31, 2008 and 2007, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006

Short-term investments at December 31, 2008 are certificates of deposit. Short-term investments at December 31, 2007 are discounted commercial paper with maturities greater than three months, when purchased, and less than one year. They are carried on the balance sheet at amortized cost

(d)	Premium Revenue and Related Expenses

Beginning in the first quarter of 2006, the Company began accruing premium revenue based on the gross amount due rather than just a portion of that amount, in accordance with Statement of Financial Accounting Standards (SFAS) No. 60, Accounting and Reporting by Insurance Enterprises. The initial implementation of this accounting treatment, in the amount of $955,000 of income, was recorded in the SAB 108 adjustment.

Premiums on life policies are recognized as earned when due. Due premium on the balance sheet are net of allowances of $2,217,000 in 2008 and $1,780,000 in 2007. Accident and Health policies are recognized as revenue over the contract period on a pro rata basis. Benefits and expenses are associated with earned premiums so as to result in the recognition of profits over the estimated lives of the contracts. This matching is accomplished by means of a provision for future policy benefits and the capitalization and amortization of deferred policy acquisition costs.

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

(e)	Deferred Policy Acquisition Costs and Cost of Customer Relationships Acquired

Acquisition costs, consisting of commissions and policy issuance, underwriting and agency expenses that relate to and vary with the production of new business, are deferred. These deferred policy acquisition costs (“DAC”) are amortized primarily over the estimated premium paying period of the related policies in proportion to the ratio of the annual premium recognized to the total premium revenue anticipated using the same assumptions as were used in computing liabilities for future policy benefits.

The key assumptions used for amortization of DAC and cost of customer relationships acquired (“CCRA”) are mortality, persistency and interest earned on investments. In recent years, the Company has experienced better mortality and persistency than the previous assumptions presumed. Specifically, there was an increase of business in the Asian market and a shifting of business within the Latin American markets. Our historical experience reflects that Latin America and Asia behave differently as it relates to persistency. Our historical experience also reflects a difference in behavior among Latin American countries as it relates to persistency. The assumption for interest earned on investments did not materially change between 2008, 2007 and 2006. The CCRA assumptions did not change in 2008 because assumptions are locked in at purchase unless a premium deficiency exists.

The significant majority of life insurance written by the Company is traditional whole life business. As such, we operate under the guidance of SFAS 60. In accordance with SFAS 60, capitalized acquisition costs are charged to expense using methods that include the same assumptions used in estimating the liability for future policy benefits. Liability assumptions are required under SFAS 60 to provide for adverse deviations in experience. Also, original liability assumptions continue to be used in subsequent accounting periods unless a premium deficiency exists. Accordingly, our DAC and CCRA assumptions also include a provision for adverse deviation, are set at the time of policy issue or acquisition, and are locked in for the life of the policy unless management concludes that DAC or CCRA is not recoverable. In such circumstances, DAC or CCRA is reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in consolidated results of operations. In selecting the provision for adverse deviation, we use reasonably likely deviations from our best estimate assumptions; thus, in general, a reasonably likely change in the Company’s mortality, persistency or interest earned on investments would have minimal effect on DAC or CCRA amortization.

The Company utilizes the factor method to determine the amount of costs to be capitalized and the ending asset balance. The factor method ensures that policies that lapsed or surrendered during the reporting period are no longer included in the DAC or the CCRA calculation. The factor method limits the amount of deferred costs to its estimated realizable value, provided actual experience is comparable to that contemplated in the factors. A recoverability test that considers among other things, actual experience and projected future experience, is performed at least annually.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006

DAC on universal life contracts are capitalized and amortized over the life of the contract at a constant rate based on the present value of the estimated gross profit amounts expected to be earned over the life of the universal life contracts.

The value of CCRA in our various acquisitions, which is included in cost of customer relationships acquired in the accompanying consolidated financial statements, was determined based on the present value of future profits discounted at rates ranging from 5% to 8.5%.

(f)	Policy Liabilities and Accruals

Future policy benefit reserves for life insurance have been computed by the net level premium method with assumptions as to investment yields, dividends on participating business, mortality and withdrawals based upon our and industry experience, which provide for possible unfavorable deviation.

Annuity benefits are carried at accumulated contract values based on consideration paid by participants and annuity rates of return ranging from 3.0% to 6.5%.

Accident and health reserves are carried based on case-basis estimates for reported claims.

The Company’s property business by its nature requires contingencies for loss reserves and claim costs resulting from specific uncertainties that are not considered to be recurring or normal due to their significance or nature. In 2005, Hurricane Katrina caused significant damage to the Gulf Coast. We suffered losses of $3.7 million in excess of our reinsurance coverage related to this storm. At the end of 2006, the Company was still receiving claims related to Hurricane Katrina. As a result, loss reserves were increased by $500,000 in anticipation of newly reported or adjusted claims. In 2007, we began to experience a significant slowdown in hurricane related claims, and in the third quarter released approximately $425,000 of liabilities related to Hurricane Katrina, as management determined that no additional losses were payable on policies in effect when Hurricane Katrina occurred due to the expiration of the August 29, 2007 filing deadline for claims.

In 2008, SPFIC was negatively impacted by Hurricanes Gustav and Ike. Incurred losses were $500,000 for Hurricane Gustav and $285,000 for Hurricane Ike. The Company also incurred $478,000 in second and third event renewal premiums.

Anticipated investment income is not considered in determining whether a premium deficiency exists with respect to short-duration contracts.

Premium deposits accrue interest at rates ranging from 4.0% to 8.25% per annum. The cost of insurance is included in premium when collected and interest is credited annually to deposit accounts.

Policy and contract claims are based on case-basis estimates for reported claims, and on estimates, based on experience, for incurred but unreported claims and loss expenses.

At December 31, 2007, the Security Plan premium paying in force policies were converted to the Company’s mainframe policy administration system and Security Plan’s original computer system was discontinued, except for providing access to certain historical information. The initial conversion was successful and all in force amounts were reconciled between systems. Certain records within the paid-up block were not converted until the third quarter of 2008. The conversion of these paid-up records resulted in an increase in future policy benefit reserves of approximately $700,000 over the reserves that were being carried prior to conversion. This resulted in a decrease to net income of approximately $455,000.

During the first quarter of 2008, the Company discovered a $796,000 overstatement of life reserves, due to the use of an incorrect reserve factor going back several years. The error was corrected during the first quarter, resulting in an increase to net income of $517,000.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
(g)	Goodwill and Other Intangible Assets

Goodwill is the difference between the purchase price in a business combination and the fair value of assets and liabilities acquired, and is not amortized. Other intangible assets include various state insurance licenses, which have been determined to have indefinite useful lives. Therefore, these amounts are not amortized. Instead, such assets are subjected to annual impairment analyses, while intangibles with definitive lives are amortized over the life of the respective asset. The Company performed assessments of whether there was an indication that goodwill and intangible assets were impaired on December 31, 2006 and wrote off $1.0 million of goodwill in 2006. No impairments were identified in 2007 or 2008. The acquisition of ONLIC in 2008 resulted in additional goodwill of $4.3 million. See Note 4 for details.

(h)	Participating Policies

At December 31, 2008 and 2007, participating business approximated 50.5% and 57.6%, respectively, of direct life insurance in force.

Future policy benefits on participating policies are estimated based on net level premium reserves for death and endowment policy benefits ranging from 3% to 8%, and the cash surrender values described in such contracts. The average annual rate of investment yields used in the determination of expected gross margin was 6.0% in 2008, 2007 and 2006. Earnings and dividends on participating policies are allocated based on policies in force.

Policyholder dividends are determined based on the discretion of the Board of Directors of the policy issuing subsidiary. Policyholder dividends are accrued over the premium paying periods of the insurance contract.

(i)	Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share are computed under the if-converted method for convertible securities and the treasury stock method for warrants, giving effect to all potential dilutive common stock, including options, warrants and convertible/redeemable preferred stock. The basic and diluted earnings per share of Class B common stock are one half the earnings per share of the Class A common stock.

In 2008, we issued 2,468,000 shares of our Class A common stock for the redemption of part of our outstanding Series A Preferred Stock. Additionally, 18,000 shares of Class A common stock were issued upon the exercise of warrants.

On December 4, 2007, the Company sold approximately 2.7 million shares of our Class A common stock in a registered direct public offering. These shares had a very minor effect on weighted average shares, since they were outstanding for such a short period during 2007. The sale resulted in gross proceeds of $18.8 million and net proceeds of $17.1 million, after broker commissions and offering related expenses.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$(15,707)	16,557	8,677
Less: Preferred stock dividends	(651)	(665)	(686)
Accretion of deferred issuance costs and discounts on preferred stock	(1,905)	(1,337)	(1,337)

Net income (loss) available to common stockholders	$(18,263)	14,555	6,654

Net income (loss) allocated to Class A common stock	$(18,054)	14,377	6,572
Net income (loss) allocated to Class B common stock	(209)	178	82

Net income (loss) available to common stockholders	$(18,263)	14,555	6,654

Denominator:
Weighted average shares of Class A outstanding — basic	43,365	40,519	40,216
Weighted average shares of Class B outstanding — basic and diluted	1,002	1,002	1,002

Total weighted average shares outstanding — basic and diluted	44,367	41,521	41,218

Basic and diluted earnings (loss) per share of Class A common stock	$(0.42)	0.35	0.16

Basic and diluted earnings (loss) per share of Class B common stock	$(0.21)	0.18	0.08

In 2008, the warrants associated with our Convertible Preferred Stock were anti-dilutive. Total weighted average shares outstanding for 2008 were 44,367,000.
In 2007, certain of the warrants on our Convertible Preferred Stock became dilutive. As such, the diluted weighted average shares of Class A common stock outstanding for 2007 were 40,574,000. Total diluted weighted average shares were 41,576,000. Diluted earnings per Class A share was unchanged from basic earnings per share at $0.35. The basic and diluted weighted average shares outstanding for the year ended December 31, 2006 were 41,218,000.
The Series A-1 and A-2 Convertible Preferred Stock is anti-dilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the years ended December 31, 2008, 2007 and 2006 per Class A common stock share obtainable on conversion exceeds basic income per share available to common stockholders. The warrants were anti-dilutive in 2006 because the exercise price was in excess of the average Class A common stock market price for that year.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
(j)	Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered. Valuation allowances are recorded as needed to reduce deferred tax assets to the amounts we expect to realize.

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

Following is a summary of property and equipment:

	At December 31,
	2008	2007
	(In thousands)
Property and equipment:
Home office land and buildings	$6,535	6,475
Furniture and equipment	2,255	1,719
Electronic data processing equipment	4,039	3,732
Automobiles and marine assets	412	445
Airplane	3,274	3,282

Total property and equipment	16,515	15,653
Accumulated depreciation	(10,049)	(8,858)

Net property and equipment	$6,466	6,795

(l)	Reinsurance Recoverable

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
(n)	Depreciation

Depreciation on most property and equipment is calculated on a straight-line basis using estimated useful lives ranging from three to ten years. Building improvements are depreciated over the estimated lives of thirty years.

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

(p)	Reclassification

Certain principal amounts have been reclassified to conform to the current year presentation, as follows:
The Company had previously accounted for the conversion of a policy from premium paying to extended term insurance (ETI) as the surrender of the premium paying policy for its cash value, with the cash value being applied as a single premium to purchase the ETI policy. Thus, premiums and surrenders were overstated by the amount of this single premium. Beginning in the first quarter of 2008, we no longer account for the conversion of a premium paying policy to ETI as a surrender of one policy and simultaneous purchase of a single premium policy. To effect this change, prior year life premiums were reduced by $4,157,000 and $3,870,000 for 2007 and 2006, with a corresponding decrease in claims and surrender benefits.
In 2007, the financial statements presented separately premium deposits of $14.1 million and unearned premiums of $2.0 million. These balances were combined in 2008. The new line is “premiums paid in advance. “
During the third quarter of 2008, the Company completed the conversion of SPLIC’s supplemental contracts without life contingencies (SCWOLC) to our mainframe policy administration system. In conjunction with this conversion, the SCWOLC account balance at December 31, 2007 in the amount of $2,692,000 was reclassified out of life insurance future policy benefit reserves into other policyholders’ funds on the consolidated statement of financial position.
(q)	Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (Revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160). These two standards must be adopted in conjunction with each other on a prospective basis. SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company completed the acquisition of Integrity Capital Corporation in February 2009 and will use the provisions of SFAS 141R to account for this acquisition; however, the impact of this acquisition and the adoption of SFAS 141R has not yet been determined.

In April 2008, the FASB issued Staff Position (FSP) No. 142-3, Determining the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company’s assessment of FSP 142-3 does not indicate a material effect on the Company’s financial condition or results of operation.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
As of January 1, 2008, the Company adopted SFAS No. 157 (“SFAS 157”), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. Additionally, on January 1, 2008, the Company elected the partial adoption of FAS 157 under the provisions of FSP No. 157-2, which amends SFAS 157 to allow an entity to delay the application of this Statement until January 1, 2009 for certain non-financial assets and liabilities. Under the provisions of the FSP, we delayed the application of SFAS 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. The adoption of the deferred provisions of SFAS 157 on January 1, 2009 is not expected to have a material effect on our consolidated financial statements. In January 2008, the FASB also issued proposed FSP SFAS No. 157-c that would amend SFAS 157 to clarify the principles on fair value measurement of liabilities. Management is monitoring the status of this proposed FSP for any impact on our consolidated financial statements. On October 10, 2008, the FASB issued FSP FAS No. 157-3 to clarify the application of fair value measurements of a financial asset when the market for that asset is not active. This clarifying guidance became effective upon issuance. The adoption of FSP FAS 157-3 had no impact on our results of operations or financial position. See Note 3 for additional disclosures about fair value measurement.
As of January 1, 2008, the Company adopted SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides an option, on specified election dates, to report selected financial assets and liabilities, including insurance contracts, at fair value. Subsequent changes in fair value for designated items are reported in income in the current period. The adoption of SFAS 159 did not impact our consolidated financial statements, as no items were elected for measurement at fair value upon initial adoption. We will continue to evaluate eligible financial assets and liabilities on their election dates. Any future elections will be disclosed in accordance with the provisions outlined in the Statement.
In September 2005, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs and unearned inducements associated with the replaced contract. SOP 05-1 was implemented in the first quarter of 2007. Later clarification from the AICPA on SOP 05-1 implementation addressed reinstatements of previously lapsed policies. The unamortized DAC of lapsed policies should be written off per the clarification. The Company had previously restored the DAC on lapsed policies that were subsequently reinstated. SOP 05-1 is only applied prospectively for reinstatements occurring in quarters beginning after December 31, 2006. The effect of adopting SOP 05-01 has been to increase DAC amortization by $917,000 in 2007.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
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

The cost, gross unrealized gains and losses and fair value of investments in fixed maturities and equity securities, as of December 31, 2008 and 2007, are as follows:

	December 31, 2008
		Gross	Gross
		unrealized	unrealized
	Book Value	gains	(losses)	Fair value
		(In thousands)
Fixed Maturities Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,306	3,113	—	14,419
U.S. Government-sponsored enterprises	280,434	1,128	(500)	281,062
States of the United States and political subdivisions of the states	64,152	156	(6,203)	58,105
Foreign governments	105	29	—	134
Public utilities	4,231	22	(100)	4,153
Corporate	83,089	1,112	(8,826)	75,375
Securities not due at a single maturity date	50,717	1,564	(374)	51,907

Total fixed maturities available-for-sale	$494,034	7,124	(16,003)	485,155

Total Equity Securities	$42,908	92	—	43,000

	December 31, 2007
		Gross	Gross
		unrealized	unrealized
	Book Value	gains	(losses)	Fair value
		(In thousands)
Fixed Maturities Available-for-Sale:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$11,678	1,313	—	12,991
U.S. Government-sponsored enterprises	279,937	476	(453)	279,960
States of the United States and political subdivisions of the states	64,807	290	(458)	64,639
Foreign governments	106	19	—	125
Public utilities	4,067	—	(125)	3,942
Corporate	86,996	71	(3,016)	84,051
Securities not due at a single maturity date	55,044	316	(642)	54,718

Total fixed maturities available-for-sale	$502,635	2,485	(4,694)	500,426

Total Equity Securities	$36,696	146	(1,173)	35,669

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
For investments of available-for-sale fixed maturities that have unrealized losses as of December 31, 2008, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows:

	December 31, 2008
		Gross	Gross
		unrealized	unrealized
		(losses) less	(losses) more
	Book Value	than 12 months	than 12 months	Fair value
		(In thousands)
Fixed maturities available-for-sale:
U.S. Government-sponsored enterprises	$18,945	(265)	—	18,680
U.S. Government-sponsored enterprises	11,491	—	(235)	11,256
States of the United States and political subdivisions of the states	35,216	(2,827)	—	32,389
States of the United States and political subdivisions of the states	24,868	—	(3,376)	21,492
Public utilities	2,015	—	(100)	1,915
Corporate	22,679	(2,170)	—	20,509
Corporate	39,620	—	(6,655)	32,965
Securities not due at a single maturity date	127	(9)	—	118
Securities not due at a single maturity date	11,995	—	(366)	11,629

Total fixed maturities available-for-sale	$166,956	(5,271)	(10,732)	150,953

As of December 31, 2008, there are no unrealized losses on the Company’s equity securities, as they were determined to be impaired and written down to fair value through a charge to earnings at December 31, 2008.
The largest group of fixed maturities available-for-sale in a gross unrealized loss position for more than 12 months is primarily corporate and municipal bonds acquired in the acquisition of Security Plan in 2004, and under purchase GAAP accounting, have a higher cost basis than historical cost. These premiums are being amortized to net investment income. Management has completed its assessment of other-than-temporary impairment of these securities. Based on our evaluation of the credit worthiness of the issuers and the Company’s ability and intent to hold these securities to maturity, none of the unrealized losses are considered to be other-than-temporary.
The next largest group of fixed maturities available-for-sale in a gross unrealized loss situation for more than 12 months is investments in callable instruments issued by U.S. Government-sponsored enterprises. The current loss position primarily relates to changes in the current interest rate environment. Given the nature of the securities involved and our intent and ability to hold these securities to full recovery, management does not believe that the unrealized losses on these instruments will result in realized losses.
We monitor all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. Our impairment review, in accordance with SFAS 115 and related guidance, is performed by the Company at each reporting date and management uses its best judgment to decide if impairment is other-than-temporary. We determine other-than-temporary impairment by reviewing all evidence related to the specific security issuer as well as our intent and ability to hold the investment for a period of time sufficient for a forecasted recovery. The Company’s intent to hold investments for the long term can be evidenced by security maturities as opposed to sales within the portfolios and the long term nature of our insurance contracts and the strategy of matching assets and liabilities as key business drivers. The Company sold three bonds in SPFIC’s portfolio in the third quarter of 2008 for liquidity, due to anticipated claims related to Hurricane Gustav. All bonds were sold at a gain. All securities with a market price below $90 were segregated and reviewed as of December 31, 2008 based upon the items above for other-than-temporary impairment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
For investments of available-for-sale fixed maturities and equity securities that have unrealized losses as of December 31, 2007, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows:

	December 31, 2007
		Gross	Gross
		unrealized	unrealized
		(losses) less	(losses) more
	Book Value	than 12 months	than 12 months	Fair value
		(In thousands)
Fixed maturities available-for-sale:
U.S. Government-sponsored enterprises	$650	(2)	—	648
U.S. Government-sponsored enterprises	46,135	—	(451)	45,684
States of the United States and political subdivisions of the states	21,488	(193)	—	21,295
States of the United States and political subdivisions of the states	18,214	—	(264)	17,950
Public Utilities	4,067	—	(125)	3,942
Corporate	15,879	(648)	—	15,231
Corporate	61,867	—	(2,368)	59,499
Securities not due at a single maturity date	8,517	(36)	—	8,481
Securities not due at a single maturity date	22,412	—	(607)	21,805

Total fixed maturities available-for-sale	$199,229	(879)	(3,815)	194,535

Equity securities available-for-sale:
Equity Securities	$20,534	(1,168)	—	19,366
Equity Securities	29	—	(5)	24

Total equity securities available-for-sale	$20,563	(1,168)	(5)	19,390

The amortized cost and fair value of fixed maturities at December 31, 2008 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Fixed maturities available-for-sale
(In thousands)

	Book Value	Fair Value
Due in one year or less	$12,490	12,138
Due after one year through five years	21,748	19,987
Due after five years through ten years	46,721	46,558
Due after ten years	362,358	354,565

	443,317	433,248
Securities not due at a single maturity date	50,717	51,907

Totals	$494,034	485,155

The securities not due at a single maturity date are mortgage-backed obligations of U.S. Government corporations and agencies.
The Company had no investments in any one entity that exceeded 10% of stockholders’ equity at December 31, 2008.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
Major categories of net investment income are summarized as follows:

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Investment income on:
Fixed maturities	$27,536	26,925	25,386
Equity securities	1,027	2,171	6
Mortgage loans on real estate	28	33	46
Policy loans	2,105	1,919	1,219
Long-term investments	39	(47)	479
Other	357	191	255

	31,092	31,192	27,391
Investment expenses	(614)	(449)	(416)

Net investment income	$30,478	30,743	26,975

Proceeds and gross realized gains (losses) from sales of fixed maturities available-for-sale for 2008, 2007 and 2006 are summarized as follows:

	Years ended December 31,
	2008	2007	2006
	(In thousands)

Proceeds	$237	3,844	14,006

Gross realized gains	$5	18	1,090

Gross realized losses	$—	(141)	(122)

During 2008, the Company sold three bonds in SPFIC to fund payment of claims related to Hurricane Gustav. During 2007, we sold bonds to fund the purchase of investment real estate. During 2006, the Company sold the remaining three zero coupon fixed maturity securities in its portfolio, as they did not meet the Company’s investment criteria. One of the securities was in the held-to-maturity portfolio. The amortized cost of this security was $2,189,000, with a $283,000 realized gain. After this sale, the one security remaining in the held-to-maturity portfolio was transferred to the available-for-sale portfolio as of December 31, 2006, which resulted in an unrealized gain of $484,000, net of tax, and is included in other comprehensive income.
Proceeds and gross realized gains (losses) from sales of equity securities for 2008, 2007 and 2006 are summarized as follows:

	Years ended December 31,
	2008	2007	2006
	(In thousands)

Proceeds	$—	248	334

Gross realized gains	$—	30	183

Gross realized losses	$—	(32)	—

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
Realized gains (losses) are as follows:

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Realized gains (losses):
Fixed maturities	$(290)	(123)	1,251
Equity securities	(23,536)	(2)	183
Property and equipment	(4)	—	—
Other long-term investments	18	31	(148)

Net realized gains (losses)*	$(23,812)	(94)	1,286

*
Other-than-temporary impairment losses of $23.5 million related to equity securities and $0.3 million related to fixed maturity securities were recognized during 2008. All other realized gains (losses) were from sales and maturities. The Company performs other-than-temporary impairments analyses, as previously discussed.

(3)   Fair Value Measurements
As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We hold fixed maturity and equity securities that are carried at fair value.
Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 requires all assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:
•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs or whose significant value drivers are observable.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
The following table sets forth our assets that are measured at fair value on a recurring basis as of the date indicated:

	December 31, 2008
	(In thousands)
	Total	Level 1	Level 2	Level 3
Financial Assets:
Fixed Maturities Available-for-Sale	$485,155	14,419	470,082	654
Equity Securities Available-for-Sale	43,000	43,000	—	—

Total Financial Assets	$528,155	57,419	470,082	654

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

December 31, 2008
(In thousands)
Beginning balance at January 1, 2008	$700
Total realized and unrealized gains (losses):
Included in net income	—
Included in other comprehensive income	(3)
Principal paydowns	(43)
Transfer in and (out) of Level 3	—

Ending balance at December 31, 2008	$654

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets. Such reclassifications, if any, are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

(4)	Cost of Customer Relationships Acquired and Goodwill

Cost of customer relationships acquired (CCRA) is summarized as follows:

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Balance at beginning of period	$31,636	34,812	39,259
SAB 108 adjustment	—	—	(863)

Adjusted balance at beginning of period	31,636	34,812	38,396
Acquisition of ONLIC	5,038	—	—
Amortization	(2,869)	(3,176)	(3,584)

Balance at end of period	$33,805	31,636	34,812

Amortization above is net of accrued interest of $1.7 million, $1.9 million, and $2.1 million in 2008, 2007 and 2006, respectively.

Estimated amortization of cost of customer relationships acquired in each of the next five years and thereafter, is as follows. Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.
(In thousands)

Year	Amount
2009	$2,582
2010	2,377
2011	2,214
2012	2,052
2013	1,902
Thereafter	22,678
Goodwill is summarized as follows:

		Accumulated
	Gross	amortization	Net
	(In thousands)

Balance at January 1, 2006	$17,470	(5,068)	12,402
Impairment of Goodwill	(1,016)	—	(1,016)

Balance at December 31, 2007	16,454	(5,068)	11,386
Acquisition of ONLIC	4,301	—	4,301

Balance at December 31, 2008	$20,755	(5,068)	15,687

In the fourth quarter of 2008, the Company added $4.3 million of goodwill related to the acquisition of ONLIC. The purchase price was allocated to identifiable assets of $21.4 million (net of goodwill) and liabilities of $16.9 million based on management’s estimate, resulting in goodwill of $4.3 million. The purchase price we paid for the acquisition was $58.06 per share, for a total of $8.0 million, plus acquisition related expenses of $900,000. Goodwill of $11.4 million is in the Life Insurance segment and goodwill acquired of $4.3 million is in the Home Service segment, with the acquisition of ONLIC, and is tested for impairment at December 31 of each year. The analysis of goodwill of CNLIC, a reporting unit within the Life Insurance segment, indicated that it was impaired at December 31, 2006. Due to significant declines in new business issued by CNLIC, the fair value of this reporting unit was below its carrying value. As a result, an impairment loss of $1.0 million was recognized in the fourth quarter of 2006. The fair value of that reporting unit was estimated using the present value of estimated future cash flows. There was no impairment of goodwill in 2007 or 2008.

(5)	Policy Liabilities

Various assumptions used to determine the future policy benefit reserves of life insurance include the following: a) valuation interest rates from 4% to 9% per year; b) mortality assumptions are from the 1955 to 1960, 1965 to 1970, 1975 to 1980 and 2001 Select and Ultimate mortality tables; and c) withdrawals are based primarily on actual historical termination rates.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
The following table presents information on changes in the liability for life, accident and health and property policy and contract claims for the years ended December 31, 2008, 2007 and 2006.

	Years ended December 31,
	2008	2007	2006
	(In thousands)

Policy claims payable at January 1	$6,908	9,448	11,227
Less: reinsurance recoverable	1,918	2,039	4,337

Net balance at January 1	4,990	7,409	6,890

SAB 108 adjustment	—	—	292

Adjusted balance at January 1	4,990	7,409	7,182
Acquisition of ONLIC, gross and net	140	—	—
Add claims incurred, related to:
Current year	25,308	22,985	24,790
Prior years	305	(883)	2,838

	25,613	22,102	27,628

Deduct claims paid, related to:
Current year	19,735	18,736	18,731
Prior years	4,396	5,785	8,670

	24,131	24,521	27,401

Net balance December 31	6,612	4,990	7,409
Plus: reinsurance recoverable	2,706	1,918	2,039

Policy claims payable, December 31	$9,318	6,908	9,448

SPLIC had higher death claims in 2008 than in prior years, which caused the adverse development. The unfavorable claims development of $305,000 in 2008 was primarily the result of SPLIC receiving prior year claims in excess of liabilities established. The favorable development in 2007 was the result of the expiration of the extended due date for filing of hurricane claims. We released approximately $425,000 of accrued liabilities in 2007, as we determined that no amounts were payable on these policies. The adverse development in 2006 occurred because SPFIC continued to receive new claims in excess of those estimated in 2005. Through December 31, 2006, losses in excess of reinsurance on Hurricane Katrina amounted to more than $3.7 million, resulting in SPLIC infusing $4.0 million of additional capital into SPFIC in 2006.

(6)	Reinsurance

In the normal course of business, the Company reinsures portions of certain policies that we underwrite to limit disproportionate risks. During 2008 and 2007, we retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life. The Company also reinsures 100% of our accidental death benefit rider coverage. Catastrophe reinsurance is in place for our property policies. In 2008 and 2007, this reinsurance provided $10,000,000 of coverage above a $500,000 deductible. Our health insurance policies are substantially all reinsured on a 100% coinsurance basis. We remain contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. We obtain reinsurance from multiple reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. The ratings by A.M. Best Company range from B+ (Good) to A+ (Superior). To protect our position, we have established and funded a trust to cover the contingent liabilities related to accident and health reinsurance ceded to Texas International Life Insurance Company, which represents $7.5 million of the $13.2 million of reinsurance recoverable at December 31, 2008.

Assumed and ceded life reinsurance activity as of December 31, 2008 and 2007 is summarized as follows:

	At December 31,
	2008	2007
	(In thousands)

Aggregate assumed life insurance in force	$647,041	644,242

Aggregate ceded life insurance in force	$(302,253)	(273,553)

Net life insurance in force	$4,666,848	4,538,202

The Company’s reinsurance recoveries on ceded reinsurance were $13.2 million in 2008 and $13.5 million in 2007. Premiums and claims and surrenders assumed and ceded for all lines of business for these years are summarized as follows:

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Premiums from short-duration contracts:
Direct	$6,856	6,803	5,747
Assumed	—	—	—
Ceded	(1,202)	(843)	(1,025)

Net premiums earned	5,654	5,960	4,722

Premiums from long-duration contracts:
Direct	144,221	139,606	129,564
Assumed	1,459	1,462	1,126
Ceded	(10,037)	(10,280)	(10,786)

Net premiums earned	135,643	130,788	119,904

Total premiums earned	$141,297	136,748	124,626

Claims and surrenders assumed	$1,429	$1,422	1,056

Claims and surrenders ceded	$(9,982)	(9,338)	(10,448)

For calendar years 2007 and 2006, SPFIC elected to increase the amount of first event catastrophe reinsurance to $10 million from $7.1 million and increase the retention to $500,000 from $250,000 by paying an annual premium of $840,000 and $799,000 in 2007 and 2006, respectively. This same coverage was in place in 2008 with an annual premium of $750,000. Also in 2008, SPFIC paid $478,000 in second and third event coverage because of the occurrence of Hurricanes Gustav and Ike.

(7)	Stockholders’ Equity and Restrictions

The two classes of our common stock are equal in all respects, except (a) each Class A share receives twice the cash dividends paid on a per share basis to the Class B common stock; and (b) the Class B common stock elects a simple majority of the Board of Directors of Citizens and the Class A common stock elects the remaining directors.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
The table below shows the combined total of all of our insurance subsidiaries’ capital and surplus and net income (loss) for life insurance operations and property insurance operations, although these amounts are not all available as dividends to Citizens, Inc., because only CICA is directly owned by Citizens, Inc. All other subsidiaries are owned by CICA, except ONLIC, which is owned by Citizens, Inc.

	At December 31,
	2008	2007
	(In thousands)
	(Unaudited)
Combined Statutory Stockholders’ Equity
Life insurance operations	$83,906	110,340
Property insurance operations	3,156	4,570

Total statutory capital and surplus	$87,062	114,910

	Years ended December 31,
	2008	2007	2006
	(In thousands)
	(Unaudited)
Combined Statutory Net Income (Loss)
Life insurance operations	$(11,839)	14,644	9,104
Property insurance operations	(1,436)	1,184	(3,783)

Total statutory net income (loss)	$(13,275)	15,828	5,321

Generally, the net assets of the insurance subsidiaries available for transfer to their immediate parent are limited to the lesser of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Under these practices, total surplus at December 31, 2008 was $35.1 million and net gain from operations was $10.5 million for CICA. Based upon statutory net gain from operations and surplus of CICA as of and for the year ended December 31, 2008, a dividend of approximately $10.5 million could be paid to the Company without prior regulatory approval in 2009. Payments of dividends in excess of such amounts would generally require approval by regulatory authorities.

CICA, CNLIC, SPLIC, SPFIC and ONLIC have calculated their risk based capital (RBC) in accordance with the National Association of Insurance Commissioners’ Model Rule and the RBC rules as adopted by their respective states of domicile. The RBC as calculated for CICA, CNLIC and SPLIC as of December 31, 2008 exceeded levels requiring company or regulatory action. SPFIC is at the Company Action Level and ONLIC is at a Regulatory Action Level. The Company plans to contribute $1.0 million to both ONLIC and SPFIC to eliminate the RBC level of action. This plan is pending insurance department approvals.

(8)	Convertible Preferred Stock

In July 2004, the Company completed a private placement of $12.5 million of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to four unaffiliated institutional investors. We also issued to the investors warrants to purchase 544,000 shares of our Class A common stock, at an exercise price of $6.95 per share, and unit warrants to purchase Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”). The conversion, exercise and redemption prices set forth in this Note 8, along with the numbers of shares and warrants (except for the 25,000 Series A-1 Preferred shares referenced below), have been adjusted for the respective stock dividends paid December 31, 2004 and December 30, 2005.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
The 25,000 shares of Series A-1 Preferred Stock and 4,014 shares of Series A-2 Preferred Stock carry a 4% per annum dividend, payable quarterly in cash or, if certain conditions are met, shares of the Company’s Class A common stock. We paid all of the preferred dividends through December 31, 2008 with Class A common stock.
The Company may, at our option, subject to certain conditions, increase the stated value of the issued Series A-1 Preferred by $12.5 million to $25 million by requiring the investors to make additional payments for their shares of Series A-1 Preferred.
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
The Series A-1 and A-2 Preferred stock is mandatorily redeemable in July of 2009. Both may also become redeemable at the option of the holder if certain conditions exist, as described below. Under either scenario, the shares may be redeemed in cash or shares of Class A common stock depending on the circumstances. If redeemed in stock, the redemption price is based on a defined formula.
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
In 2008, three holders of Citizens’ Series A-1 Preferred stock contributed $9.375 million in cash, representing an increase to the stated value of their Series A-1 preferred stock. Two of the holders immediately converted all of their outstanding Series A-1 Preferred shares to Citizens Class A common stock, resulting in the issuance of a total of 1,974,724 shares of Class A common stock at a conversion price of $6.33. Also during 2008, another one of the Series A-1 Preferred stock investors converted all of its outstanding shares of Series A-1 Preferred stock into Class A common stock, resulting in the issuance of 493,680 shares. Also during 2008, one of the finders of the Series A Preferred stock exercised warrants to purchase 18,000 shares of Class A common stock at a strike price of $6.95.
At December 31, 2008 and 2007, there was $73,000 and $583,000 in unaccreted deferred issuance costs and $2,216,000 and $1,449,000 in unaccreted net discount costs, respectively. The redemption value of the series A-1 and A-2 Preferred stock was $10,001,000 at December 31, 2008.

The initial July 2004 recognition of the beneficial conversion feature and discounts on fair values of options and warrants resulted in $3,073,000 of additional paid-in capital for the Class A common stock and $2,944,000 of liabilities for options and warrants. Changes in the fair value of options and warrants are recognized in the statement of operations with a corresponding change in the liabilities for options and warrants. One investor who contributed an additional $3.125 million in stated value for Series A-1 Preferred stock in 2008 and did not convert its Series A-1 Preferred stock into Class A common stock, created a beneficial conversion feature of $1.7 million. The $9.375 million capital contribution created a discount for warrants of $1.3 million, as an additional right to purchase 407,844 shares of Class A common stock.

(9)	Commitments and Contingencies

We have committed to the following contractual obligations as of December 31, 2008 with the payments due by the period indicated below:

		Less than			More than 5
Contractual Obligation	Total	1 Year	1 to 3 Years	3 to 5 Years	Years
	(In thousands)
Operating leases	$861	391	428	42	—

Future policy benefit reserves:
Life insurance	547,621	204	1,143	10,723	535,551
Annuities	34,025	17,800	7,977	3,439	4,809
Accident and health	7,442	7,442	—	—	—

Total future policy benefit reserves	589,088	25,446	9,120	14,162	540,360

Policy claims payable:
Life insurance	6,934	6,934	—	—	—
Accident and health	1,130	1,130	—	—	—
Casualty	1,254	1,254	—	—	—

Total policy claims payable	9,318	9,318	—	—	—

Convertible Preferred Stock	10,001	10,001	—	—	—

Total contractual obligations	$609,268	45,156	9,548	14,204	540,360

The payments related to the future policy benefits and policy claims payable reflected in the table above have been projected utilizing assumptions based upon our historical experience and anticipated future experience.
We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, which on March 2, 2007, reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. As a result, no class action is presently certified, and plaintiffs’ counsel is seeking to recertify the class. In order to recertify the class, the lead plaintiff must establish that he is qualified to represent the purported class and that the res judicata effect of a class action will not have a deleterious effect on the putative class members. The underlying lawsuit alleges that certain life insurance policies we made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We believe the lawsuit is without merit and intend to continue a vigorous defense in any remaining proceedings, including any class recertification. If the class is recertified, we could be exposed to costly and time-consuming litigation, and an adverse judgment could have a material adverse effect on our results of operations and financial condition. The case is now before the Texas District Court judge for an analysis of evidence presented to determine if it warrants recertification of a class.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
Security Plan Fire Insurance Company (“SPFIC”) is a defendant in a suit styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007 by the state of Louisiana as subrogee/assignee of the insureds of more than 200 different insurance companies. The suit was filed to recover money that the state of Louisiana paid to certain insureds under the Louisiana Road Home Program for damages resulting from Hurricanes Katrina and Rita. The suit was removed to the United States District Court for the Eastern District of Louisiana on September 11, 2007 and appeals of the removal have been denied. The Road Home Litigation is in the early stages of litigation, and no discovery has yet occurred. Therefore, it is not possible to evaluate how many claims relate to SPFIC, or the potential exposure to SPFIC. However, in the event of an adverse outcome, the potential exposure to SPFIC could be significant.
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

(10)	Segment and Other Operating Information

Operating Segment Information

The Company has three reportable segments: Life Insurance, Home Service Insurance, and Other Non-Insurance Enterprises. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant accounting policies. We evaluate profit and loss performance based on U.S. GAAP net income before federal income taxes for its three reportable segments.

The allocation of expenses within the Citizens, Inc. management services agreement was changed in the first quarter of 2008 to reflect the conversion of Security Plan’s policies to our policy administration system at year end 2007. Approximately $4.0 million in expenses were reallocated from the Life Insurance segment to the Home Service segment, which is reflected in the lower profits for the Home Service segment compared to comparable periods in 2007.

The measurement of segment profit and loss and segment assets do not include material transactions between segments. The Company has no reportable differences between segments and consolidated operations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	For the Year Ended December 31, 2008
			Other
	Life	Home	Non-Insurance
	Insurance	Service	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$102,030	39,267	—	141,297
Net investment income	17,015	12,654	809	30,478
Realized gains (losses), net	(13,882)	(9,948)	18	(23,812)
Decrease in fair value of warrants	—	—	(2,662)	(2,662)
Other income	330	273	769	1,372

Total revenue	105,493	42,246	(1,066)	146,673

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	36,241	20,012	—	56,253
Increase in future policy benefit reserves	34,246	2,871	—	37,117
Policyholders’ dividends	6,714	151	—	6,865

Total insurance benefits paid or provided	77,201	23,034	—	100,235

Commissions	21,589	14,395	—	35,984
Other underwriting, acquisition and insurance expenses	10,866	14,459	3,286	28,611
Capitalization of deferred policy acquisition costs	(19,177)	(4,932)	—	(24,109)
Amortization of deferred policy acquisition costs	13,331	2,319	—	15,650
Amortization of cost of customer relationships acquired and other intangibles	971	1,926	—	2,897

Total benefits and expenses	104,781	51,201	3,286	159,268

Income (loss) before income tax expense	$712	(8,955)	(4,352)	(12,595)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	For the Year Ended December 31, 2007
			Other
	Life	Home	Non-Insurance
	Insurance	Service	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$97,292	39,456	—	136,748
Net investment income	16,891	13,502	350	30,743
Realized gains (losses), net	3	(85)	(12)	(94)
Decrease in fair value of warrants	—	—	828	828
Other income	660	6	746	1,412

Total revenue	114,846	52,879	1,912	169,637

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	34,305	16,266	—	50,571
Increase in future policy benefit reserves	34,160	2,260	—	36,420
Policyholders’ dividends	6,401	—	—	6,401

Total insurance benefits paid or provided	74,866	18,526	—	93,392

Commissions	22,144	13,497	—	35,641
Other underwriting, acquisition and insurance expenses	13,294	10,001	4,288	27,583
Capitalization of deferred policy acquisition costs	(20,653)	(5,557)	—	(26,210)
Amortization of deferred policy acquisition costs	10,874	1,656	—	12,530
Amortization of cost of customer relationships acquired and other intangibles	1,176	2,027	—	3,203

Total benefits and expenses	101,701	40,150	4,288	146,139

Income (loss) before income tax expense	$13,145	12,729	(2,376)	23,498

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	For the Year Ended December 31, 2006
			Other
	Life	Home	Non-Insurance
	Insurance	Service	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$86,609	38,017	—	124,626
Net investment income	14,243	12,232	500	26,975
Realized gains (losses), net	321	983	(18)	1,286
Increase in fair value of warrants	—	—	(244)	(244)
Other income	705	2	839	1,546

Total revenue	101,878	51,234	1,077	154,189

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	30,287	22,104	—	52,391
Increase in future policy benefit reserves	27,398	3,321	—	30,719
Policyholders’ dividends	5,384	—	—	5,384

Total insurance benefits paid or provided	63,069	25,425	—	88,494

Commissions	21,942	13,749	—	35,691
Other underwriting, acquisition and insurance expenses	13,707	9,026	4,874	27,607
Capitalization of deferred policy acquisition costs	(21,284)	(5,702)	—	(26,986)
Amortization of deferred policy acquisition costs	9,786	1,605	—	11,391
Amortization of cost of customer relationships acquired and other intangibles	2,316	2,334	—	4,650

Total benefits and expenses	89,536	46,437	4,874	140,847

Income (loss) before income tax expense	$12,342	4,797	(3,797)	13,342

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
The table below summarizes assets by segment.

	At December 31,
	2008	2007
	(In thousands)
Assets:
Life Insurance	$481,606	449,719
Home Service Insurance	316,184	305,997
Other Non-Insurance Enterprises	34,486	32,193

Total	$832,276	787,909

Major categories of premiums are summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Year Ended December 31:
Premium income:
Ordinary life	$133,775	129,100	118,407
Group life	1,178	1,165	981
Accident and health	1,580	1,558	1,461
Property	4,764	4,925	3,777

Total premium income	$141,297	136,748	124,626

Geographic Information
The following table sets forth the Company’s total yearly earned premium from geographic area for the years indicated:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Area
United States	$51,616	53,290	52,847
Colombia	19,509	24,427	23,088
Taiwan	13,818	12,607	10,173
Venezuela	12,617	11,652	8,995
Ecuador	10,909	9,673	7,482
Argentina	9,598	9,133	9,060
Other foreign countries	33,010	25,627	23,666
Reinsurance	(9,780)	(9,661)	(10,685)

Total	$141,297	136,748	124,626

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
(11)	Income Taxes

Our federal income tax expense was $3.1 million, $6.9 million and $4.7 million in 2008, 2007 and 2006, respectively. This represents effective tax rates of 24.7%, 29.5% and 35%, respectively. In 2008, a valuation allowance of $6.9 million was established for the OTTI recorded in 2008 related to the Company’s stock mutual funds. In 2007, a valuation allowance was released in the amount of $1.1 million, as the CNLIC sale agreement was terminated and we planned to consolidate CNLIC in our life-nonlife tax return beginning in 2008. The 2006 tax rate was higher due to a write-off of $1.0 million of goodwill for financial reporting purposes, which had no tax effect.

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 35% in 2008 and 2007 and 34% in 2006 to income (loss) before federal income tax expense is as follows:

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Expected tax expense (benefit)	$(4,408)	8,224	4,536
Change in valuation allowance	6,900	(1,177)	41
Tax-exempt interest	(234)	(241)	(281)
Goodwill impairment loss	—	—	345
Change in fair value of options and warrants	932	(290)	83
Adjustment of prior year taxes	23	294	(33)
Taxable portion of intercompany dividend	—	175	—
State income tax credits	4	(149)	—
Change in expected tax rate related to deferred taxes	—	48	—
Effect of graduated rates	(62)	—	—
Other	(49)	48	(26)

Federal income tax expense	3,106	6,932	4,665
State income tax expense	6	9	—

Total income tax expense	$3,112	6,941	4,665

Income tax expense consists of:

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Current	$2,616	5,739	3,836
Deferred	496	1,202	829

Total income tax expense	$3,112	6,941	4,665

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
A summary of the changes in the components of deferred federal income taxes is as follows:

	At December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Future policy benefit reserves	$23,699	22,918
Net operating and capital loss carryforwards	4,833	6,741
Due and accrued dividends and expenses	1,310	1,122
Investments available-for-sale	13,106	1,132
State income tax credits	145	149
Other	1,253	712

Total gross deferred tax assets	44,346	32,774
Valuation allowance	(7,704)	—

Total gross deferred tax assets net of valuation allowance	36,642	32,774
Deferred tax liabilities:
Deferred policy acquisition costs, cost of customer relationships acquired and intangible assets	(38,452)	(35,324)
Investments amortization	(569)	(1,751)
Other	(1,572)	(509)

Total gross deferred tax liabilities	(40,593)	(37,584)

Net deferred tax liability	$(3,951)	(4,810)

A summary of the changes in the components of deferred federal and state income taxes is as follows:

	December 31
	2008	2007
	(In thousands)
Deferred federal and state income taxes:
Balance January 1	$(4,810)	(1,498)
Deferred tax benefit (expense)	(496)	(1,202)
Acquisition of ONLIC	216	—
ONLIC valuation allowance	(804)	—
Investment available-for-sale	1,943	(2,110)

Balance December 31	$(3,951)	(4,810)

The Company and our subsidiaries had net operating losses at December 31, 2008 available to offset future taxable income of approximately $13.5 million for federal income tax, expiring at various times through 2027. A portion of the net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code. At December 31, 2008 and 2007, we determined that as a result of our income, projected future income, tax planning strategies, and the nature of the items from which the deferred tax assets are derived, other than assets for which OTTI was recorded, it was more likely than not that the deferred tax assets would be realized. However, a valuation allowance was established in the amount of $6.9 million for the OTTI write down for the portion of the tax benefit that the Company could not carry back and offset against prior year capital gains. The valuation allowance that was originally established in 2005 related to net operating losses of CNLIC, due to the proposed sale of CNLIC, was released in 2007 when the sales contract was terminated. In 2008, CNLIC will be included in our life-nonlife consolidated tax return. CICA, the parent of CNLIC, had sufficient taxable income in 2008 to absorb the net operating loss carryovers of CNLIC. The Company established a valuation allowance of $804,000, related to the acquisition of ONLIC, for the capital losses in the stock portfolio for which it was determined that realization was not more likely than not.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006

At December 31, 2008, the Company had accumulated approximately $3,291,000 in our “policyholders’ surplus account.” This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated. No new additions are expected to be made to this account. Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to shareholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction. We do not anticipate any transactions that would cause any part of this amount to become taxable. However, should the balance at December 31, 2008 become taxable, the tax computed at present rates would be approximately $1,152,000.

The Company implemented SAB 108 as of January 1, 2006 and increased federal income taxes payable by $253,000, from $448,000 to $701,000, as of the date.

The Company implemented FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109, during the first quarter of 2007. One provision of FIN 48 requires accruing interest and/or penalties on potential tax deficiencies resulting from unsustainable tax positions. We did not accrue any interest or penalties related to uncertain tax positions during the year ended December 31, 2008, because such positions are immaterial.

The Company and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. states. Most of our subsidiaries are not subject to examination by U.S. tax authorities for years prior to 2005. Some of our subsidiaries have open tax years going back as far as 1994 due to net operating loss carry-forwards.

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

	At December 31,
	2008		2007
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	(In thousands)
Financial assets:
Fixed maturities	$485,155	485,155	500,426	500,426
Equity securities	43,000	43,000	35,669	35,669
Mortgage loans	339	370	291	334
Policy loans	28,955	28,955	25,490	25,490
Cash and cash equivalents	63,792	63,792	21,123	21,123
Short-term investments	2,250	2,250	17,650	17,650

Financial liabilities:
Annuities	34,025	29,107	22,792	22,792
Fair values for fixed income securities and equity securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.
Mortgage loans are secured principally by residential properties. Weighted average interest rates for these loans were approximately 8.2% and 8.9% per year, as of December 31, 2008 and 2007, respectively, with maturities ranging from one to thirty years. Management estimated the fair value using an annual interest rate of 6.25% at December 31, 2008 and 2007.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
In 2008, the fair value of the Company’s liabilities under annuity contract policies represents discounted cash flows using a risk free rate plus a component for non-performance risk and interest rate risk. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.
In 2007, the carrying value and fair values for the Company’s liabilities under annuity contract policies are the same and represent the policyholder’s account balance, which is available upon surrender of the contract. Surrender charges are minimal. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.
Policy loans have a weighted average annual interest rate of 7.6% as of December 31, 2008 and 2007, and have no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies that we have in force and cannot be valued separately and are not marketable, therefore a fair value is not calculated.
For cash and cash equivalents, accrued investment income, reinsurance recoverable, other assets, federal income tax payable and receivable, dividend accumulations, commissions payable, amounts held on deposit, and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
(13)	Other Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 35% in 2008 and 2007 and 34% in 2006, as indicated below:

	Pre-tax	Tax	Net
	Amount	Effect	Amount
	(In thousands)
Year ended December 31, 2008
Unrealized loss on securities:
Unrealized holding loss arising during the period	$(29,377)	10,283	(19,094)
Add reclassification adjustment for losses included in net income	23,826	(8,340)	15,486

Other comprehensive loss	$(5,551)	1,943	(3,608)

Year ended December 31, 2007
Unrealized gains on securities:
Unrealized holding gain arising during the period	$6,228	(2,084)	4,144
Add reclassification adjustment for losses included in net income	125	(44)	81
Change in tax valuation allowance	—	18	18

Other comprehensive income	$6,353	(2,110)	4,243

Year ended December 31, 2006
Unrealized loss on securities:
Unrealized holding loss arising during the period	$(1,613)	548	(1,065)
Add reclassification adjustment for gains included in net income	(1,434)	488	(946)
Unrealized gains on securities transferred during the period from held-to-maturity to available-for-sale	734	(250)	484
Change in tax valuation allowance	—	(18)	(18)

Other comprehensive loss	$(2,313)	768	(1,545)

(14)	Profit-Sharing Plan

The Company sponsors a defined contribution profit-sharing plan. Employees with one year of service can participate. Contributions are made at the discretion of the Board of Directors and are subject to a tiered vesting schedule. Employer contributions to the plan were $700,000, $650,000 and $750,000 in 2008, 2007 and 2006, respectively. The plan does not permit employee contributions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2008, 2007 and 2006
(15)	Related Party Transactions

The Company sponsors the Citizens, Inc. Stock Investment Plan (the “Plan”), which is administered by an independent third party. The Plan is a means for new and existing investors in our Class A Common Stock to purchase and sell shares at market prices. Each share purchased through the Plan is registered in the name of the investing shareholder. The Company offers the Plan to our policyholders for automatic investment of policy benefits, including policyholder dividends. We do not have possession of, or control over, any amounts invested through the Plan.

(16)	Quarterly Financial Information (Unaudited)

The following table contains selected unaudited financial data for each quarter.

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands)

2008
Revenues	$23,303	40,163	43,281	39,926
Benefits and expenses	44,114	40,661	38,948	35,545
Federal income tax expense (benefit)	(191)	316	1,341	1,646
Net income (loss)	(20,620)	(814)	2,992	2,735
Net income (loss) available to common shareholders	(21,473)	(1,604)	2,493	2,223
Basic and diluted earnings (loss) per share of Class A common stock	(0.49)	(0.04)	0.06	0.05
Basic and diluted earnings (loss) per share of Class B common stock	(0.25)	(0.02)	0.03	0.03

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
		(In thousands)

2007
Revenues	$48,768	41,738	40,711	38,420
Benefits and expenses	40,196	35,912	35,529	34,502
Federal income tax expense	2,638	1,169	1,655	1,479
Net income	5,934	4,657	3,527	2,439
Net income available to common shareholders	5,449	4,154	3,016	1,936
Basic earnings per share of Class A common stock	0.13	0.10	0.07	0.05
Basic earnings per share of Class B common stock	0.07	0.05	0.04	0.03
Diluted earning per share of Class A common stock	0.10	0.10	0.07	0.05
Diluted earning per share of Class B common stock	0.05	0.05	0.04	0.03
(17)	Subsequent Events

The Company completed its acquisition of Integrity Capital Corporation in exchange for 1,292,000 shares of Citizens, Inc. Class A common stock in the first quarter of 2009. Integrity Capital Corporation is the parent of Integrity Capital Insurance Company, an Indiana life insurance company. The transaction was valued at $8.4 million at closing on February 27, 2009.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
Schedule II
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Balance Sheet

	At December 31,
	2008	2007
	(In thousands)
Assets

Investment in subsidiaries (1)	$151,973	161,399
Fixed maturities available-for-sale, at fair value	4,301	5,989
Real estate	5,167	4,913
Short-term investments	2,250	17,650
Cash	16,638	106
Accrued investment income	58	79
Accounts receivable from subsidiaries (1)	4,560	1,742
Other assets	1,310	526

Total assets	$186,257	192,404

Liabilities and Stockholders’ Equity

Liabilities:
Accrued expense and other liabilities	$2,030	1,024
Liabilities for options and warrants	4,973	1,003

Total Liabilities	7,003	2,027

Cumulative convertible preferred stock	7,713	14,220

Stockholders’ equity:
Common stock:
Class A	240,511	225,812
Class B	3,184	3,184
Retained deficit	(55,432)	(39,725)
Unrealized investment losses on securities held by parent and subsidiaries, net of tax	(5,711)	(2,103)
Treasury stock	(11,011)	(11,011)

Total stockholders’ equity	171,541	176,157

Total liabilities and stockholders’ equity	$186,257	192,404

(1)	Eliminates in consolidation.
See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
Schedule II, Continued
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Statements of Operations

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Revenues:
Management service fees (1)	$29,764	$27,110	28,076
Investment income	808	342	471
Decrease (increase) in fair value of warrants	(2,662)	828	(244)
Other	11	6	65
Realized gains (losses)	18	(12)	(18)

Total revenues	27,939	28,274	28,350

Expenses:
General	27,791	25,547	26,497
Taxes	1,186	1,345	1,387

Total expenses	28,977	26,892	27,884

Income (loss) before equity in income (loss) of consolidated subsidiaries	(1,038)	1,382	466
Equity in income (loss) of consolidated subsidiaries	(14,669)	15,175	8,211

Net income (loss)	$(15,707)	16,557	8,677

(1)	Eliminates in consolidation.
See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
Schedule II, Continued
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(15,707)	16,557	8,677
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized losses (gains)	(18)	12	18
Equity in net income (loss) of consolidated subsidiaries	14,669	(15,175)	(8,211)
Increase (decrease) in fair value of options and warrants	2,662	(828)	244
Accrued expenses and other liabilities	1,006	353	(64)
Amortization of discounts on short-term investments	(428)	—	—
Depreciation	126	94	82
Change in accrued investment income	21	28	(15)
Increase (decrease) in receivable from subsidiaries	(2,457)	(644)	71
Other	(1,379)	225	463

Net cash provided by (used in) operating activities	(1,505)	622	1,265

Cash flows from investing activities:
Purchase of fixed maturities, available-for-sale	(1,000)	—	(2,999)
Sale of fixed maturities, available-for-sale	—	1,988	—
Maturities of fixed maturities, available-for-sale	2,700	500	2,000
Sale of real estate and other long-term investments	58	104	58
Purchase of other long-term investments and property and equipment	(806)	(3,901)	(191)
Maturity of short-term investments	26,000	—	—
Purchase of short-term investments	(10,173)	(17,650)	—
Cash paid for acquisition, net	(8,242)	—	—

Net cash provided by (used by) investing activities	8,537	(18,959)	(1,132)

Cash flows from financing activities:
Proceeds from sale of Class A common stock	—	17,083	—
Warrants exercised	125	—	—
Series A-1 preferred stock capital contributions	9,375	—	—

Net cash provided by financing activities	9,500	17,083	—

Net increase (decrease) in cash	16,532	(1,254)	133
Cash at beginning of year	106	1,360	1,227

Cash at end of year	$16,638	106	1,360

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
Schedule III
Supplementary Insurance Information

	At December 31,
	2008	2007
	(In thousands)
Deferred policy acquisition cost:
Life Insurance	$96,106	90,260
Home Service Insurance	13,008	10,395
Other Non-Insurance Enterprises	—	—

Total consolidated deferred policy acquisition costs:	$109,114	100,655

Future policy benefit reserves and policy claims payable:
Life Insurance	$377,039	342,429
Home Service Insurance	221,367	201,081
Other Non-Insurance Enterprises	—	—

Total consolidated future policy benefit reserves and policy claims payable	$598,406	543,510

Unearned premiums:
Life Insurance	$690	925
Home Service Insurance	194	1,067
Other Non-Insurance Enterprises	—	—

Total consolidated unearned premiums	$884	1,992

Other policy claims and benefits payable:
Life Insurance	$25,742	22,897
Home Service Insurance	4,664	3,125
Other Non-Insurance Enterprises	—	—

Total consolidated other policy claims and benefits payable	$30,406	26,022

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
For the Company’s short duration premiums (property), written premium is not materially different from earned premium, therefore only earned premiums are detailed in Schedule IV.
Schedule IV
Reinsurance

					% of
		Ceded to	Assumed		Amount
	Direct	Other	From Other		Assumed to
(In thousands)	Amount	Companies	Companies	Net Amount	Net

Year ended December 31, 2008
Life insurance in force	$4,322,060	302,253	647,041	4,666,848	13.9%

Premiums:
Life insurance	136,016	2,522	1,459	134,953	1.1
Accident and health insurance	9,095	7,515	—	1,580
Property insurance	5,966	1,202	—	4,764

Total premiums	$151,077	11,239	1,459	141,297	1.0%

Year ended December 31, 2007
Life insurance in force	$4,167,513	273,553	644,242	4,538,202	14.2%

Premiums:
Life insurance	130,921	2,118	1,462	130,265	1.1
Accident and health insurance	9,720	8,162	—	1,558
Property insurance	5,768	843	—	4,925

Total premiums	$146,409	11,123	1,462	136,748	1.0%

Year ended December 31, 2006
Life insurance in force	$3,971,499	258,756	669,787	4,382,530	15.3%

Premiums:
Life insurance	120,106	1,844	1,126	119,388	0.9
Accident and health insurance	10,403	8,942	—	1,461
Property insurance	4,802	1,025	—	3,777

Total premiums	$135,311	11,811	1,126	124,626	0.9%

See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.
Date: March 13, 2009	By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

	By:	/s/ Thomas F. Kopetic
Thomas F. Kopetic
Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Rick D. Riley and Geoffrey M. Kolander or any one of them, as his or her attorney-in-fact and agent, with full power of substitution, for him or her in any and all capacities, hereby giving and granting to said attorney-in-fact and agent full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by Citizens, Inc., with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an annual report on Form 10-K for the fiscal year ended December 31, 2008, including but not limited to, such full power and authority to do the following: (i) execute and file such annual report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such annual report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in his sole discretion deems appropriate.
Dated: March 13, 2009

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

/s/ Dottie S. Riley

Dottie S. Riley, Director

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

10.5(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.5(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.5(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.5(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.5(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

Exhibit Number	The following exhibits are filed herewith:

10.6	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd.(i)

10.7	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

11	Statement re: Computation of per share earnings (see financial statements)

21	Subsidiaries of the Registrant*

23	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP*

24	Power of Attorney (k)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed on March 31, 1999 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, on November 14, 1996 and incorporated herein by reference.

(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. 1, and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

(j)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.

(k)	The Power of Attorney is incorporated in the signature page enclosed herein.