Form 10-Q
period 2009-03-31
CITIZENS INC
filed 2009-05-08
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of May 7, 2009 the Registrant had 46,964,369 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position
(In thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments:

Fixed maturities available-for-sale, at fair value (cost: $517,580 and $494,034 in 2009 and 2008, respectively)	$506,974	485,155
Equity securities available-for-sale, at fair value (cost: $42,450 and $42,908 in 2009 and 2008, respectively)	38,421	43,000
Mortgage loans on real estate	331	339
Policy loans	30,094	28,955
Real estate held for sale	4,144	4,156
Real estate held for investment (less $306 and $283 accumulated depreciation in 2009 and 2008, respectively)	4,694	4,717
Other long-term investments	187	680
Short-term investments	3,567	2,250

Total investments	588,412	569,252

Cash and cash equivalents	59,916	63,792
Accrued investment income	6,588	7,423
Reinsurance recoverable	12,706	13,241
Deferred policy acquisition costs	110,479	109,114
Cost of customer relationships acquired	37,078	33,805
Goodwill	17,410	15,687
Other intangible assets	1,102	1,073
Federal income tax receivable	1,085	2,090
Property and equipment, net	6,304	6,466
Due premiums, net (less $2,204 and $2,217 allowance for doubtful accounts in 2009 and 2008, respectively)	8,819	8,958
Prepaid expenses	2,179	454
Other assets	1,226	921

Total assets	$853,304	832,276

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position, Continued
(In thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$560,427	547,621
Annuities	35,069	34,025
Accident and health	7,142	7,442
Dividend accumulations	5,442	4,795
Premiums paid in advance	19,489	18,566
Policy claims payable	9,444	9,318
Other policyholders’ funds	8,316	7,929

Total policy liabilities	645,329	629,696
Commissions payable	1,676	2,350
Deferred federal and state income tax	3,626	3,951
Payable for securities in process of settlement	1,925	—
Warrants outstanding	2,868	4,973
Other liabilities	10,923	12,052

Total liabilities	666,347	653,022

Commitments and contingencies (Note 7)
Cumulative convertible preferred stock — Series A (Series A-1 - $1,000 stated value per share, 6,250 shares authorized, issued and outstanding in 2009 and 2008; Series A-2 - $935 stated value per share, 5,000 shares authorized, 4,014 issued and outstanding in 2009 and 2008)	8,786	7,713

Stockholders’ Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 50,100,107 shares issued in 2009 and 48,781,753 shares issued in 2008, including shares in treasury of 3,135,738 in 2009 and 2008	247,918	240,511
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2009 and 2008	3,184	3,184
Retained deficit	(51,055)	(55,432)
Accumulated other comprehensive loss:
Unrealized losses on securities, net of tax	(10,865)	(5,711)

	189,182	182,552
Treasury stock, at cost	(11,011)	(11,011)

Total stockholders’ equity	178,171	171,541

Total liabilities and stockholders’ equity	$853,304	832,276

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended March 31,
(In thousands, except per share amounts)
(Unaudited)

	2009	2008
Revenues:
Premiums:
Life insurance	$32,683	30,850
Accident and health insurance	396	384
Property insurance	1,148	1,436
Net investment income	7,742	7,464
Realized gains, net	301	16
Decrease (increase) in fair value of warrants	2,105	(503)
Other income	283	279

Total revenues	44,658	39,926

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	14,807	13,078
Increase in future policy benefit reserves	7,758	6,997
Policyholders’ dividends	1,462	1,377

Total insurance benefits paid or provided	24,027	21,452

Commissions	8,035	7,711
Other underwriting, acquisition and insurance expenses	7,309	6,911
Capitalization of deferred policy acquisition costs	(5,057)	(4,855)
Amortization of deferred policy acquisition costs	3,692	3,562
Amortization of cost of customer relationships acquired and other intangibles	866	764

Total benefits and expenses	38,872	35,545

Income before Federal income tax	5,786	4,381
Federal income tax expense	1,409	1,646

Net income	$4,377	2,735

Net income applicable to common stockholders	$3,199	2,223

Per Share Amounts:
Basic earnings per share of Class A common stock	$0.07	0.05

Basic earnings per share of Class B common stock	$0.03	0.03

Diluted earnings per share of Class A common stock	$0.03	0.05

Diluted earnings per share of Class B common stock	$0.01	0.03

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31,
(In thousands)
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income	$4,377	2,735
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on sale of investments and other assets	(301)	(16)
Net deferred policy acquisition costs	(1,365)	(1,293)
Amortization of cost of customer relationships acquired and other intangibles	866	764
Increase (decrease) in fair value of warrants	(2,105)	503
Depreciation	326	273
Amortization of premiums and discounts on fixed maturities and short-term investments	402	(2)
Deferred Federal income tax expense	330	1,791

Change in:
Accrued investment income	883	1,224
Reinsurance recoverable	611	635
Due premiums and other receivables	(102)	5
Future policy benefit reserves	7,391	6,460
Other policyholders’ liabilities	520	2,626
Federal income tax receivable	1,015	(407)
Commissions payable and other liabilities	(1,873)	(756)
Other, net	(1,650)	(1,893)

Net cash provided by operating activities	9,325	12,649

Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	8,040	—
Maturity and calls of fixed maturities, available-for-sale	61,488	65,572
Purchase of fixed maturities, available-for-sale	(91,330)	(64,843)
Sale of equity securities, available-for-sale	663	—
Purchase of equity securities, available-for-sale	(122)	(13,088)
Principal payments on mortgage loans	8	9
Increase in policy loans	(1,139)	(540)
Sale of other long-term investments and property and equipment	18	50
Purchase of other long-term investments and property and equipment	(182)	(277)
Maturity of short-term investments	1,250	—
Purchase of short-term investments	(2,605)	—
Cash acquired in acquisition	9,773	—

Net cash used in investing activities	(14,138)	(13,117)

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31,
(In thousands)
(Unaudited)

	2009	2008
Cash flows from financing activities:
Warrants exercised	$69	—
Annuity deposits	1,535	574
Annuity withdrawals	(667)	(501)

Net cash provided by financing activities	937	73

Net decrease in cash and cash equivalents	(3,876)	(395)
Cash and cash equivalents at beginning of period	63,792	21,123

Cash and cash equivalents at end of period	$59,916	20,728

Supplemental disclosures of operating activities:
Cash paid during the period for income taxes	$86	262

Supplemental Disclosure of Non-Cash Investing Activities:
On February 27, 2009, the Company acquired Integrity Capital Corporation (ICC) for 1,294,000 shares of Class A common stock. The Class A common stock had a fair value of $8.4 million. The Company held a 13% interest in ICC prior to the acquisition with a carrying value of $551,000, making the total non-cash acquisition price approximately $9.0 million.
Supplemental Disclosures of Non-Cash Financing Activities:
Dividends on the Company’s Series A-1 Convertible Preferred Stock, issued in 2004, and Series A-2 Convertible Preferred Stock, issued in 2005, were paid by the Company through the issuance of Class A common stock to the preferred shareholders in the amounts of $105,000 and $178,000 for the first three months of 2009 and 2008, respectively. Accretion of deferred issuance costs and discounts on the Convertible Preferred Stock recorded as a deduction to Class A common stock during the first three months of 2009 and 2008 was $1,073,000 and $334,000, respectively.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)
(1)	Financial Statements
The interim consolidated financial statements include the accounts and operations of Citizens, Inc. (Citizens), incorporated in the state of Colorado on November 8, 1977, and its wholly-owned subsidiaries, CICA Life Insurance Company of America (CICA), Computing Technology, Inc. (CTI), Funeral Homes of America, Inc. (FHA), Insurance Investors, Inc. (III), Citizens National Life Insurance Company (CNLIC), Integrity Capital Corporation (ICC), Integrity Capital Insurance Company (ICIC), Ozark National Life Insurance Company (ONLIC), Security Plan Life Insurance Company (SPLIC), and Security Plan Fire Insurance Company (SPFIC). Citizens and its consolidated subsidiaries are collectively referred to as “the Company,” “we,” “us,” or “our.”
The consolidated statements of financial position for March 31, 2009, the consolidated statements of operations for the three-month periods ended March 31, 2009 and 2008, and the consolidated statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments to present fairly the financial position, results of operations and changes in cash flows at March 31, 2009, and for comparative periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America (U.S.) generally accepted accounting principles (U.S. GAAP) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the operating results for the full year.
The Company completed its acquisition of Integrity Capital Corporation in exchange for 1,294,000 shares of Citizens, Inc. Class A common stock in the first quarter of 2009. Integrity Capital Corporation is the parent of Integrity Capital Insurance Company, an Indiana life insurance company. The transaction was valued at $9.0 million on February 27, 2009, the closing date.
Reclassifications — Certain amounts presented in prior years have been reclassified to conform to the current presentation.
(2)	Accounting Pronouncements
On April 9, 2009, the Financial Accounting Standards Board (FASB) finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The three FSPs are as follows:
•
FSP Statement of Financial Accounting Standards, (SFAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly.

•
FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments provides new guidance on the recognition and presentation of an OTTI and provides some new disclosure requirements.

•
FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, an amendment of FASB 107, extends the disclosure requirements of FASB 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies.

These FSPs are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. The Company elected not to adopt any of the above FSPs early. The Company has not completed its evaluation of the impact of these standards on its results of operation and financial position.
As required by FSP 157-2, the Company adopted SFAS 157, Fair Value Measurements, for non-financial assets and liabilities on January 1, 2009. Non-financial assets include goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. The provisions of SFAS 157 will be implemented at December 31, 2009 in conjunction with the Company’s annual goodwill and intangible asset impairment testing. The adoption of the provisions of SFAS 157 relating to goodwill and indefinite-lived intangible assets at December 31, 2009 is not expected to have a material effect on our consolidated financial statements.
On January 1, 2009, the Company adopted SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”) and SFAS 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160). The Company used the provisions of FAS 141R in its acquisition of Integrity Capital Corporation in the first quarter of 2009. The impact of this acquisition and the adoption of SFAS 141R did not have a material effect on the Company’s consolidated financial statements. There were no noncontrolling interests in the acquisition.
In April 2008, FASB issued SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS 142-3 requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS 142-3 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS 142-3 did not have a material impact on the Company’s results of operation or financial position.
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
Intersegment profits and losses have been eliminated, and as a result, prior year segment amounts have been reclassified.
The Company has no reportable differences between segments and consolidated operations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2009
(Unaudited)

	Three Months Ended March 31, 2009
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$24,055	10,172	—	34,227
Net investment income	4,257	3,402	83	7,742
Realized gains, net	60	241	—	301
Decrease in fair value of warrants	—	—	2,105	2,105
Other income	88	18	177	283

Total revenue	28,460	13,833	2,365	44,658

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	9,710	5,097	—	14,807
Increase in future policy benefit reserves	7,290	468	—	7,758
Policyholders’ dividends	1,443	19	—	1,462

Total insurance benefits paid or provided	18,443	5,584	—	24,027

Commissions	4,457	3,578	—	8,035
Other underwriting, acquisition and insurance expenses	2,603	3,954	752	7,309
Capitalization of deferred policy acquisition costs	(3,757)	(1,300)	—	(5,057)
Amortization of deferred policy acquisition costs	3,352	340	—	3,692
Amortization of cost of customer relationships acquired and other intangibles	268	598	—	866

Total benefits and expenses	25,366	12,754	752	38,872

Income before income tax expense	$3,094	1,079	1,613	5,786

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2009
(Unaudited)

	Three Months Ended March 31, 2008
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$22,551	10,119	—	32,670
Net investment income	4,062	3,084	318	7,464
Realized gains (losses), net	—	(2)	18	16
Increase in fair value of warrants	—	—	(503)	(503)
Other income	74	3	202	279

Total revenue	26,687	13,204	35	39,926

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	8,631	4,447	—	13,078
Increase in future policy benefit reserves	6,480	517	—	6,997
Policyholders’ dividends	1,358	19	—	1,377

Total insurance benefits paid or provided	16,469	4,983	—	21,452

Commissions	4,251	3,460	—	7,711
Other underwriting, acquisition and insurance expenses	2,476	3,524	911	6,911
Capitalization of deferred policy acquisition costs	(3,557)	(1,298)	—	(4,855)
Amortization of deferred policy acquisition costs	3,404	158	—	3,562
Amortization of cost of customer relationships acquired and other intangibles	282	482	—	764

Total benefits and expenses	23,325	11,309	911	35,545

Income (loss) before income tax expense	$3,362	1,895	(876)	4,381

(4)	Total Comprehensive Income (Loss)

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Net income	$4,377	2,735

Other comprehensive income (loss) net of effects of deferred acquisition costs and taxes:
Unrealized net losses on investments in fixed maturities available for sale and equity securities, net of tax benefit of $605 and $1,222 in 2009 and 2008, respectively	(5,154)	(2,269)

Total comprehensive income (loss)	$(777)	466

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2009
(Unaudited)
(5)	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$4,377	2,735
Less: Preferred stock dividend	(105)	(178)
Accretion of deferred issuance costs and discounts on preferred stock	(1,073)	(334)

Net income available to common stockholders	$3,199	2,223

Net income allocated to Class A common stock	$3,165	2,197
Net income allocated to Class B common stock	34	26

Net income available to common stockholders	$3,199	2,223

Denominator:
Weighted average shares of Class A outstanding — basic and diluted	46,112	43,070
Weighted average shares of Class B outstanding — basic and diluted	1,002	1,002

Total weighted average shares outstanding — basic and diluted	47,114	44,072

Basic earnings per share of Class A common stock	$0.07	0.05

Basic earnings per share of Class B common stock	$0.03	0.03

Diluted earnings per share of Class A common stock	$0.03	0.05

Diluted earnings per share of Class B common stock	$0.01	0.03

The effects of Series A-1 and A-2 Convertible Preferred Stock are anti-dilutive; therefore, diluted income per share is reported the same as basic income per share. The Series A-1 and A-2 Convertible Preferred Stock is anti-dilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the three months ended March 31, 2009 and 2008 per Class A common stock share obtainable on conversion exceeds basic income per share available to common stockholders. For the three months ended March 31, 2009, certain warrants on the Convertible Preferred Stock became dilutive. As such, the diluted weighted average shares of Class A common stock outstanding for the period was 46,227,946. Total diluted weighted average shares was 47,229,660. The warrants were anti-dilutive for the three months ended March 31, 2008.
(6)	Fair Value Measurements
As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We hold fixed maturity and equity securities, which are carried at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2009
(Unaudited)
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
The following table sets forth the Company’s assets that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2009
	(In thousands)
	Total	Level 1	Level 2	Level 3
Financial Assets:
Fixed Maturities Available-for-Sale	$506,974	13,831	492,514	629
Equity Securities Available-for-Sale	38,421	38,421	—	—

Total Financial Assets	$545,395	52,252	492,514	629

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

March 31, 2009
(In thousands)

Beginning balance at December 31, 2008	$654
Total realized and unrealized losses:
Included in net income	—
Included in other comprehensive income	(12)
Principal paydowns	(13)
Transfer in and (out) of Level 3	—

Ending balance at March 31, 2009	$629

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2009
(Unaudited)
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.
The Company has real estate held for sale from the ONLIC acquisition that is valued at fair value, using Level 2 independent appraisals, in the amount of $3.6 million.
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
Security Plan Fire Insurance Company (“SPFIC”) is a defendant in a suit styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007 by the state of Louisiana as subrogee/assignee of the insureds of more than 200 different insurance companies. The suit was filed to recover money that the state of Louisiana paid to certain insureds under the Louisiana Road Home Program for damages resulting from Hurricanes Katrina and Rita. The suit was removed to the United States District Court for the Eastern District of Louisiana on September 11, 2007 and appeals of the removal have been denied. In March 2009, the Honorable Judge Stanwood Duval dismissed all bad faith claims asserted against the defendants, including SPFIC. He also dismissed all claims for flood damage and all claims asserted under Louisiana’s Valued Policy Law. Despite the District Court’s recent rulings, the Road Home Litigation is still in the early stages of litigation, and no discovery has yet occurred. Therefore, it is not possible to evaluate how many claims relate to SPFIC, or the potential exposure to SPFIC. However, in the event of an adverse outcome, the potential exposure to SPFIC could be significant.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2009
(Unaudited)
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
In July 2004, the Company completed a private placement of $12.5 million of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to four unaffiliated institutional investors. We also issued to the investors warrants to purchase 544,000 shares of our Class A common stock, at an exercise price of $6.95 per share, and unit warrants to purchase Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”). The conversion, exercise and redemption prices, along with the numbers of shares and warrants, have been adjusted for the respective stock dividends paid December 31, 2004 and December 30, 2005.
The Series A-1 and A-2 Preferred stock is mandatorily redeemable in July of 2009 into 1.5 million shares of Class A common stock. Both may also become redeemable at the option of the holder if certain conditions exist. Under either scenario, the shares may be redeemed in cash or shares of Class A common stock depending on the circumstances. If redeemed in stock, the redemption price is based on a defined formula.
In the first quarter of 2009, one of the finders of the Series A Preferred stock exercised warrants to purchase 10,000 shares of Class A common stock at a strike price of $6.95.
At March 31, 2009 and December 31, 2008, there was $39,000 and $73,000 in unaccreted deferred issuance costs and $1,177,000 and $2,216,000 in unaccreted net discounts, respectively. The redemption value of the series A-1 and A-2 convertible stock was $10.1 million at March 31, 2009.
(9)	Income Taxes
The Company recognized an additional valuation allowance of $1,799,000 in the first quarter of 2009 due to deferred tax assets generated by other-than-temporary impairments on investment securities recorded in the quarter and additional unrealized losses on the equity portfolio occurring in 2009. Of this amount, $135,000 is recorded as tax expense, $1,410,000 is recorded in other comprehensive loss, and $254,000 is additional goodwill from the 2008 acquisition of ONLIC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2009
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
Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause the Company’s future results to differ materially from expected results include, but are not limited to:
•	Changes in foreign and U.S. general economic conditions, including the performance of financial markets and interest rates;
•	Changes in consumer behavior, which may affect the Company’s ability to sell its products and retain business;
•	The timely development of and acceptance of new products of the Company and perceived overall value of these products and services by existing potential customers;
•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing the Company’s products;
•	Changes in assumptions related to deferred acquisition costs and the value of business acquired;
•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company’s products or services;
•	Our concentration of business from persons residing in Latin America and the Pacific Rim; and

•	Our success at managing risks involved in the foregoing.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2009
Overview
We are an insurance holding company serving the life insurance needs of individuals in the United States and in more than 34 countries around the world. We pursue a strategy of offering ordinary whole life insurance with a focus on cash accumulation and final expense insurance products in niche markets where we believe we are able to achieve competitive advantages. Our core operations include issuing and servicing:
•
U.S. Dollar-denominated ordinary whole life insurance policies predominantly to high net worth, high income foreign residents, principally in Latin America and the Pacific Rim, through independent marketing consultants;

•	ordinary whole life insurance policies to middle income households in the midwest and the southern United States through independent marketing consultants; and
•	final expense and limited liability property policies to middle to lower income households in Louisiana and Arkansas through employee and independent agents in our home service distribution channel.
Life Insurance. For more than 30 years, CICA and its predecessors have participated in the foreign marketplace through the issuance of U.S. Dollar-denominated ordinary whole life insurance to foreign nationals. Traditionally, this market has focused on the top 3-5% of the population of a country in terms of income and net worth. In recent years, however, there has been a shift to encompass a broader spectrum of the population, as upper middle classes develop in Latin America and the Pacific Rim. We make our insurance products available using third-party marketing organizations and independent marketing consultants. We received applications from 22 countries outside of the U.S. in the first quarter of 2009. Historically, the majority of our international business has come from Latin America, however, the Pacific Rim has begun to represent a meaningful and growing source of new business.
Through the domestic market of our Life Insurance segment, we provide ordinary whole life, credit life insurance, and final expense policies to middle income families or individuals in certain markets in the midwest and southern U.S. The majority of our revenues domestically are the result of domestic life insurance company acquisitions since 1987.
In the first three months of 2009, our Life Insurance segment generated income before tax of $3.1 million, which accounted for 53.5% of our total income before tax, compared to $3.4 million, or 76.7% of total income before tax for the same period in 2008. In 2008, CICA introduced a new set of international life insurance products, which have been well received in that market. Our strategy in operating the Life Insurance segment is to increase new business written through our existing marketers as well as recruit new marketers and expand the number of countries from which we receive policy applications.
Home Service Insurance. We provide final expense ordinary life insurance to middle and lower income individuals, primarily in Louisiana and Arkansas. Policies in this segment are sold and serviced through funeral homes or the home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders.
During the first three months of 2009, income before tax from this segment was $1.1 million, which accounted for 18.6% of our total income before tax, compared to $1.9 million, or 43.3% of total income before tax, during the same period in 2008. Our business strategy in this segment is to continue to serve existing customers in Louisiana and Arkansas, as well as expand the business through direct sales and the acquisition of similar operations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2009
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

•
We are exposed to a variety of risks, including the current market conditions as well as the credit crisis, current recession and corresponding potential changes in the fair value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in the current market and changes in the fair value of our investments.

•
Volatility in the market has continued into the first quarter of 2009. As a result of the continued depressed economic environment, we recorded other-than-temporary impairments during the quarter of $111,000 related to bond and stock investment holdings. The majority of our investment portfolio is held in debt instruments of U.S. Government-sponsored enterprises. Most of the municipal bonds we own are privately insured. We intend to manage our investment portfolio in the future using these types of debt instruments. At March 31, 2009, 67.8% of our fixed maturity securities were invested in U.S. Government-sponsored enterprises, including Fannie Mae and Freddie Mac. Additional impairments may be necessary if the economic recession continues. The Company routinely monitors all investments for potential impairment.

•
Because of the trends described above coupled with increasing costs of regulatory compliance such as the Sarbanes-Oxley Act of 2002, we believe there is a trend towards consolidation of domestic life insurance companies. We believe this should be a benefit to our acquisition strategy as more complementary acquisition candidates may become available for us to consider.

•
Many of the events and trends affecting the life insurance industry have had an impact on the life reinsurance industry. These events led to a decline in the availability of reinsurance. While we currently cede a limited amount of our primary insurance business to reinsurers, we may find it difficult to obtain reinsurance in the future, forcing us to seek reinsurers who are more expensive to us. If we cannot obtain affordable reinsurance coverage, either our net exposures will increase or we will have to reduce our underwriting commitments. The Company is currently negotiating to add an additional reinsurer to diversify exposure in this area.

Recent Acquisition
The Company completed its acquisition of Integrity Capital Corporation in exchange for 1,294,000 shares of Citizens, Inc. Class A common stock in the first quarter of 2009. Integrity Capital Corporation is the parent of Integrity Capital Insurance Company, an Indiana life insurance company. The transaction was valued at $9.0 million on February 27, 2009, the closing date.
Consolidated Results of Operations
The following table sets forth our consolidated net income for the periods indicated:

Three Months Ended	Net Income	Net Income per	Increase from
March 31,	(In thousands)	Class A Share	Previous Year
2009	$4,377	$0.07	60.0%
2008	2,735	0.05	12.1

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2009
Revenues: Total revenues for the first quarter of 2009 increased 11.9% over the same period in 2008 due primarily from an increase in life insurance premiums and the positive adjustment in fair value of the Company’s stock warrants. Total revenues excluding fair market value adjustments increased 5.3% for the three months ended in 2009 compared to 2008.

	Three Months Ended March 31,
	2009	2008
	( In thousands)
Revenues:
Premiums:
Life insurance	$32,683	30,850
Accident and health insurance	396	384
Property insurance	1,148	1,436
Net investment income	7,742	7,464
Realized gains, net	301	16
Decrease (increase) in fair value of warrants	2,105	(503)
Other income	283	279

Total revenues	44,658	39,926
Exclude increase (decrease) in fair value of warrants	(2,105)	503

Total revenues excluding fair value adjustments	$42,553	40,429

Premium Income. Premium income during the first quarter of 2009 increased to $34.2 million from $32.7 million during the same period in 2008 primarily from life renewal premiums representing good persistency. In addition, the first quarter of 2009 includes premiums of approximately $0.7 million relating to the acquisitions of Integrity Capital Insurance Company (ICIC) and Ozark National Life Insurance Company (ONLIC), which are new acquisitions and, therefore not included in the first quarter of 2008.
Net Investment Income. Net investment income increased to $7.7 million during the first quarter of 2009 compared to $7.5 million during the same period in 2008. Investment income from debt securities accounted for approximately 80% of total investment income for the three months ended March 31, 2009. We continue to invest primarily in bonds of U.S. Government-sponsored enterprises, such as FNMA and FHLMC.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Gross investment income:
Debt securities	$6,517	6,505
Equity securities	269	89
Mortgage loans	6	6
Policy loans	585	493
Short-term investments	355	214
Other investment income	397	411

Total investment income	8,129	7,718
Less investment expenses	387	254

Net investment income	$7,742	7,464

Investment income related to equity securities increased from $89,000 for the three months ended March 31, 2008 to $269,000 in 2009. This increase resulted from the equity securities acquired in the fourth quarter of 2008 related to ONLIC and, therefore are not included in the first three months of 2008.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2009
Realized gains, net. The Company realized net gains of $301,000 at March 31, 2009 compared to gains of $16,000 for the same period in 2008. In 2009, the Company sold securities for gains of $412,000 during the quarter which were offset by losses of $111,000 relating to other-than-temporary impairments.
Change in Fair Value of Warrants. The Company recognized $2.1 million of revenues in the first quarter of 2009 compared to a loss of $0.5 million for the same period in 2008 resulting from adjusting the warrant liability to fair value. The Company adjusts the warrant liability at each reporting date to reflect the current fair value of warrants computed based upon the Company’s stock value calculated using the Black-Scholes option pricing model. As the stock value increases and decreases, the warrant liability also increases and decrease in the same manner. The adjustment to fair value is recorded as an increase or decrease in fair value of warrants on the income statement.
Benefits and Expenses:

	Three Months Ended March 31,
	2009	2008
	( In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$14,807	13,078
Increase in future policy benefit reserves	7,758	6,997
Policyholders’ dividends	1,462	1,377

Total insurance benefits paid or provided	24,027	21,452

Commissions	8,035	7,711
Other underwriting, acquisition and insurance expenses	7,309	6,911
Capitalization of deferred policy acquisition costs	(5,057)	(4,855)
Amortization of deferred policy acquisition costs	3,692	3,562
Amortization of cost of customer relationships acquired and other intangibles	866	764

Total benefits and expenses	$38,872	35,545

Claims and Surrenders. As noted in the table below, claims and surrenders increased from $13.1 million in the first quarter of 2008 to $14.8 million during the same period in 2009.

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Death claims	$6,135	5,784
Surrender benefits	4,473	3,442
Endowments	3,024	3,130
Property claims	497	371
Other policy benefits	538	281
Accident and health benefits	140	70

Total claims and surrenders	$14,807	13,078

Death Claims increased to $6.1 million for the three months ended March 31, 2009 compared to $5.8 million for the same period in 2008. These amounts vary from period to period and were within Company expectations.
Surrender benefits increased to $4.5 million for the three months ended March 31, 2009 compared to $3.4 million for the same period in 2008. These amounts represent payments to contract holders upon termination of a contract. The Company monitors surrenders on an ongoing basis. Surrenders as a percent of ordinary whole life insurance in force were 0.4% in the first quarter of 2009 and 0.3% in the first quarter of 2008.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2009
Policyholder Dividends. Policyholder dividends increased to $1.5 million during the first quarter of 2009 from $1.4 million during the same quarter in 2008, due to the continued sale and persistency of participating ordinary whole life products in the international market. All of our international policies are participating, and the dividends are factored into the premiums and have no impact on profitability.
Commissions. Commissions during the first quarter of 2009 increased to $8.0 million from $7.7 million in 2008, as a result of increased sales as noted in the premium section above.
Other Underwriting, Acquisition and Insurance Expenses. These expenses increased to $7.3 million for the first three months in 2009 compared to $6.9 million in 2008. The increase is due primarily to increased staff related to the addition of an internal audit function and expanded systems support in the Austin office.
Federal Income Tax. The effective tax rate for the first quarter of 2009 was 24.4%, versus 37.6% in the first quarter of 2008. The rate variance from the statutory rate of 35% is due to the fact that the changes in fair value of our Class A common stock warrants which resulted in a gain of $2.1 million and a loss of $0.5 million for the first quarter of 2009 and 2008, respectively, are not tax effected. Additionally, the Company recorded an additional valuation allowance of $135,000 in the first quarter of 2009 related to other-than-temporary impairments recognized in the quarter.
Segment Operations
The Company has three reportable segments: Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises. These segments are reported in accordance with U.S. GAAP. The Company evaluates profit and loss performance based on net income before income taxes.

		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Total
	(In thousands)
Income (loss) before income tax expense
March 31, 2009	$3,094	1,079	1,613	5,786
March 31, 2008	3,362	1,895	(876)	4,381

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2009
Life Insurance
Our Life Insurance segment consists of issuing primarily ordinary whole life insurance in U.S. Dollar-denominated amounts to foreign residents, and domestically through independent marketing firms and consultants.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenue:
Premiums	$24,055	22,551
Net investment income	4,257	4,062
Realized gains, net	60	—
Other income	88	74

Total revenue	28,460	26,687

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	9,710	8,631
Increase in future policy benefit reserves	7,290	6,480
Policyholders’ dividends	1,443	1,358

Total insurance benefits paid or provided	18,443	16,469

Commissions	4,457	4,251
Other underwriting, acquisition and insurance expenses	2,603	2,476
Capitalization of deferred policy acquisition costs	(3,757)	(3,557)
Amortization of deferred policy acquisition costs	3,352	3,404
Amortization of cost of customer relationships acquired and other intangibles	268	282

Total benefits and expenses	25,366	23,325

Income before income tax expense	$3,094	3,362

Premiums. Premium revenues were up 6.7% at March 31, 2009 compared to the same three months in 2008. The increase was primarily due to an increase in renewal business.
Net Investment Income. Net investment income increased 4.8% comparing the first three months of 2009 to 2008. The increase resulted from increased income on bonds as the portfolio grew from new investments.
Claims and Surrenders. Claims and surrenders were up 12.5% for the current quarter of 2009 compared to 2008. These amounts fluctuate from period to period but were within anticipated ranges based upon management’s expectations.
Commissions. Commission expense increased to $4.5 million at March 31, 2009 compared to $4.3 million in 2008 as a result of increased premium revenue as noted above.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2009
Home Service Insurance
We provide final expense ordinary life insurance to middle and lower income individuals in Louisiana and Arkansas. Our policies in this segment are sold and serviced through a home service marketing distribution system utilizing employee-agents.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenue:
Premiums	$10,172	10,119
Net investment income	3,402	3,084
Realized gains (losses), net	241	(2)
Other income	18	3

Total revenue	13,833	13,204

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,097	4,446
Increase in future policy benefit reserves	468	518
Policyholders’ dividends	19	19

Total insurance benefits paid or provided	5,584	4,983

Commissions	3,578	3,460
Other underwriting, acquisition and insurance expenses	3,954	3,524
Capitalization of deferred policy acquisition costs	(1,300)	(1,298)
Amortization of deferred policy acquisition costs	340	158
Amortization of cost of customer relationship acquired and other intangibles	598	482

Total benefits and expenses	12,754	11,309

Income before income tax expense	$1,079	1,895

Net Investment Income. Net investment income increased 10.3% from $3.1 million at March 31, 2008 to $3.4 million in 2009. This increase resulted primarily from a lawsuit settlement of $240,000 related to an Enron bond. Additionally, stock dividends related to the ONLIC acquisition of $146,000 are included in 2009 and are not in 2008.
Realized Gains (Losses), Net. Realized gains of $0.2 million at March 31, 2009 were recognized related to bond sales in the quarter, which resulted in gains of $352,000. The gains were offset by realized losses of $111,000 resulting from other-than-temporary impairments recorded on ONLIC’s bond and stock portfolios.
Claims and Surrenders. Claims and surrenders increased 14.6%, with $5.1 million recorded at March 31, 2009 compared to $4.4 million in 2008. This increase relates to an increase in death benefits for SPLIC and an increase in casualty claims for SPFIC in 2009 compared to the same period in 2008.
Other Underwriting, Acquisition and Insurance Expenses. Other underwriting, acquisition and insurance expenses increased to $4.0 million at March 31, 2009 compared to $3.5 million in 2008. The increase is a result of a reallocation of expenses during the second quarter of 2008 between companies that increased the allocation to the Home Service Insurance segment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2009
Other Non-Insurance Enterprises
Other non-insurance operations are relatively immaterial to the consolidated results, except for the fair value adjustment related to the Company’s warrants. The fair value adjustment at March 31, 2009 was $2.1 million, which was recorded as revenue compared to $0.5 million recorded as a loss for the same period in 2008. These amounts fluctuate due to the movement in the stock price and fair value calculation using the Black-Scholes valuation model.
Investments
The administration of our investment portfolio is handled by our management, pursuant to board-approved investment guidelines, with all trading activity approved by a committee of the respective boards of directors of our insurance company subsidiaries. The guidelines used require that bonds, both government and corporate, are of high quality and comprise a majority of the investment portfolio. The assets selected are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations.
The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets.

	March 31, 2009
	Carrying Value	Percent of Total
	(In thousands)
Fixed maturity securities:
U.S. Government-sponsored corporations and U.S. Government agencies (1)	$299,026	46.1%
Corporate	89,199	13.8
Municipal bonds	51,102	7.9
Mortgage-backed (2)	48,622	7.5
Public utilities	18,902	2.9
Foreign governments	123	—

Total fixed maturity securities	506,974	78.2

Cash and cash equivalents	59,916	9.2
Short-term investments	3,567	0.6
Other investments:
Policy loans	30,094	4.6
Equity securities	38,421	5.9
Mortgage loans	331	0.1
Real estate and other long-term investments	9,025	1.4

Total cash, cash equivalents and investments	$648,328	100.0%

(1)	Includes U.S. Treasury securities of $13,831,000 and U.S. Government-sponsored corporations of $285,195,000.

(2)	Includes $44,470,000 of U.S. Government agencies and government-sponsored corporations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2009
The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2009.

	March 31, 2009
	Carrying Value	%
	(In thousands)
AAA and U.S. Government	$376,207	74.2%
AA	34,369	6.8
A	68,844	13.6
BBB	22,269	4.4
BB and other	5,285	1.0

Totals	$506,974	100.0%

Other-Than-Temporary Impairment (“OTTI”)
Unrealized losses for all investment securities are reviewed to determine whether the losses are “other-than-temporary.” Investment securities are evaluated for OTTI on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. In conducting this assessment, the Company evaluates a number of factors including, but not limited to:
•	how much fair value has declined below amortized cost;
•	how long the decline in fair value has existed;
•	the financial condition of the issuer;
•	contractual or estimated cash flows of the security;
•	underlying supporting collateral;
•	past events, current conditions and forecasts;
•	significant rating agency changes on the issuer; and
•	the Company’s intent and ability to hold the fixed maturity security until maturity or for a period of time sufficient to allow for full recovery in fair value.
The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. In the first quarter of 2009, the Company recorded other-than-temporary impairment charges relating to bonds and stocks in ONLIC’s portfolio totaling $111,000.
Liquidity and Capital Resources
Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.
Liquidity requirements of Citizens are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate investments to provide cash flow and did not do so during the first quarter of 2009.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2009
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
Cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $9.3 million and $12.6 million for the three months ended March 31, 2009 and 2008, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in fixed income securities. Net cash outflows from investment activity totaled $14.1 million and $13.1 million for the three months ended March 31, 2009 and 2008, respectively. The outflows from investing activities for the three months ended March 31, 2009 and 2008 primarily related to the investment of excess cash and cash equivalents generated from operations.
Stockholders’ equity at March 31, 2009 was $178.2 million, compared to $171.5 million at December 31, 2008. The increase in 2009 was largely due to the issuance of $8.4 million of Class A common stock for the acquisition of ICC, and income earned during the period, offset by an increase in unrealized losses on investments and the accretion of deferred issuance costs and discounts on preferred stock.
Investments increased to $588.4 million at March 31, 2009 from $569.3 million at December 31, 2008. Fixed maturities are categorized into fixed maturities available-for-sale, which are carried in our consolidated financial statements at fair value. Fixed maturities available-for-sale were 86.2% of investments at March 31, 2009 and 85.2% at December 31, 2008.
Policy loans were $30.1 million at March 31, 2009 and $29.0 million at December 31, 2008. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 12% and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.
Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at March 31, 2009 and December 31, 2008. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we have significant risk for such a loss.
The National Association of Insurance Commissioners (“NAIC”) has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company’s business to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. Two of our subsidiaries fell below the minimum threshold at December 31, 2008. A capital contribution of $1.0 million was made to SPFIC during the first quarter of 2009 due to the fact that the RBC ratio fell below 200% at December 31, 2008. A capital contribution of $1.0 million was also made to ONLIC during the first quarter of 2009 due to its RBC ratio falling below 200% at December 31, 2008. The decline in SPFIC’s capital balance mainly resulted from hurricane losses in 2008 and an increase in operating expenses. The reduction in ONLIC’s capital balance resulted from declines in asset values of preferred and common stock holdings. The capital contributions made in the first quarter of 2009 increased the RBC ratios and RBC action plans have been submitted to the insurance departments. The capital balance of ONLIC was determined to be at Company Action level at March 31, 2009 due to continued declines relative to its investment holdings.
Contractual obligations and off-balance sheet arrangements.
There have been no material changes in contractual obligations from those reported at December 31, 2008 in the Company’s Form 10-K. The Company does not have off-balance sheet arrangements at March 31, 2009 and does not expect any future effects on the Company’s financials related to any such arrangements. We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2009
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
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist at March 31, 2009. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the three months ended March 31, 2009 and 2008 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. The relative stability of these assumptions and management’s analysis is discussed below.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2009
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Management believes that our deferred policy acquisition costs and related amortization as of and for the three months ended March 31, 2009 and 2008 limits the amount of deferred costs to its estimated realizable value. This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.
Goodwill
SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS 142) requires that goodwill balances be reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in SFAS 142, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. Most of the Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments as there is no discrete financial information available for the separate components of the segment or all of the components of the segment have similar economic characteristics. As of December 31, 2008, the Company had goodwill allocated to both the Life Insurance segment as well as the Home Service Insurance segment.
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
The Company completed its annual goodwill assessment for the individual reporting units within the Life Insurance segment and Home Service Insurance segment as of December 31, 2008 and no impairment of goodwill was identified. Goodwill increased by $1.5 million in the first quarter of 2009 due to the acquisition of ICC.
Additional goodwill in the amount of $254,000 was set up in the first quarter of 2009 related to the acquisition of ONLIC in the fourth quarter of 2008. This arose from an additional tax valuation allowance related to impairments on investments recorded in 2009, which resulted in an assumption change from the original acquisition.
Valuation of Investments in Fixed Maturity and Equity Securities
One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed maturities, the Company accretes the new cost basis to par or to the estimated future cash flows over the expected remaining life of the security by adjusting the security’s yield.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2009
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
Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised over 86% of our investment portfolio as of March 31, 2009. These investments are mainly exposed to changes in U.S. Treasury rates. Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 67.8% of the fixed maturities we owned at March 31, 2009 are instruments of U.S. Government-sponsored enterprises, or are backed by U.S. Government agencies.
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
We performed a sensitivity analysis, as of December 31, 2008, for our interest rate sensitive assets. The change in fair values of our debt and equity securities as of March 31, 2009 was within the expected range of this analysis.
Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities. The interest rate of the ten-year U.S. Treasury bond increased slightly to 2.7% during the quarter ended March 31, 2009 from 2.2%, at December 31, 2008. Also during the quarter, the world economy continued to struggle through the credit crisis, with many large banks and financial institutions writing off large amounts of bad investments or filing for bankruptcy. This current financial crisis caused our unrealized losses, net of tax, to increase to $10.9 million for the quarter ended March 31, 2009, on a portfolio of $588.4 million. This primarily relates to our holdings of fixed maturities and equity securities.
There are no fixed maturities or other investments that we classify as trading instruments. At March 31, 2009 and December 31, 2008, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2009
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was only 6.5% of our total investments at March 31, 2009. Thus, we believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.
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
During the quarter ended March 31, 2009, there have been no changes in the Company’s internal controls over financial reporting that materially affect or are reasonably likely to effect, the Company’s internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).
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
Security Plan Fire Insurance Company (“SPFIC”) is a defendant in a suit styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007 by the state of Louisiana as subrogee/assignee of the insureds of more than 200 different insurance companies. The suit was filed to recover money that the state of Louisiana paid to certain insureds under the Louisiana Road Home Program for damages resulting from Hurricanes Katrina and Rita. The suit was removed to the United States District Court for the Eastern District of Louisiana on September 11, 2007 and appeals of the removal have been denied. In March 2009, the Honorable Judge Stanwood Duval dismissed all bad faith claims asserted against the defendants, including SPFIC. He also dismissed all claims for flood damage and all claims asserted under Louisiana’s Valued Policy Law. Despite the District Court’s recent rulings, the Road Home Litigation is still in the early stages of litigation, and no discovery has yet occurred. Therefore, it is not possible to evaluate how many claims relate to SPFIC, or the potential exposure to SPFIC. However, in the event of an adverse outcome, the potential exposure to SPFIC could be significant.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2009
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
Item 1A. Risk Factors
There are no updates to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to our shareholders during the first calendar quarter of 2009.
Item 5. Other Information
None.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2009
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

10.5	(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5	(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5	(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5	(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.5	(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5	(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.5	(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5	(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5	(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.5	(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5	(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.5	(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2009

Exhibit Number	The following exhibits are filed herewith:

10.6	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd. (i)

10.7	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

11	Statement re: Computation of per share earnings (see financial statements)

21	Subsidiaries of the Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed on March 31, 1999 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, on November 14, 1996 and incorporated herein by reference.

(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. 1, and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

(j)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.
By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Vice President, Chief Financial Officer and Treasurer
Date: May 8, 2009

EXHIBIT INDEX

Exhibit
No.	Description

21	Subsidiaries of the Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*