Form 10-Q
period 2009-06-30
CITIZENS INC
filed 2009-08-07
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of August 7, 2009, the Registrant had 46,980,411 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position
(In thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Investments:

Fixed maturities available-for-sale, at fair value (cost: $346,577 and $494,034 in 2009 and 2008, respectively)	$340,120	485,155
Fixed maturities held-to-maturity, at amortized cost (fair value: $158,871 in 2009)	161,241	—
Equity securities available-for-sale, at fair value (cost: $42,270 and $42,908 in 2009 and 2008, respectively)	45,880	43,000
Mortgage loans on real estate	704	339
Policy loans	31,188	28,955
Real estate held for sale	3,855	4,156
Real estate held for investment (less $329 and $283 accumulated depreciation in 2009 and 2008, respectively)	5,926	4,717
Other long-term investments	120	680
Short-term investments	2,583	2,250

Total investments	591,617	569,252

Cash and cash equivalents	95,090	63,792
Accrued investment income	6,204	7,423
Reinsurance recoverable	12,580	13,241
Deferred policy acquisition costs	112,639	109,114
Cost of customer relationships acquired	36,174	33,805
Goodwill	16,809	15,687
Other intangible assets	1,095	1,073
Federal income tax receivable	500	2,090
Property and equipment, net	6,191	6,466
Due premiums, net (less $1,554 and $2,217 allowance for doubtful accounts in 2009 and 2008, respectively)	8,517	8,958
Prepaid expenses	1,811	454
Other assets	1,253	921

Total assets	$890,480	832,276

(Continued)
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position, Continued
(In thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$570,192	547,621
Annuities	35,680	34,025
Accident and health	6,966	7,442
Dividend accumulations	5,492	4,795
Premiums paid in advance	19,686	18,566
Policy claims payable	9,929	9,318
Other policyholders’ funds	8,113	7,929

Total policy liabilities	656,058	629,696
Commissions payable	1,832	2,350
Deferred Federal and state income tax	3,452	3,951
Payable for securities in process of settlement	15,000	—
Warrants outstanding	1,892	4,973
Other liabilities	12,324	12,052

Total liabilities	690,558	653,022

Commitments and contingencies (Note 8)
Cumulative convertible preferred stock – Series A (Series A-1 — $1,000 stated value per share, 6,250 shares authorized, issued and outstanding in 2009 and 2008; Series A-2 — $935 stated value per share, 5,000 shares authorized, 4,014 issued and outstanding in 2009 and 2008)	9,858	7,713

Stockholders’ Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 50,116,149 shares issued in 2009 and 48,781,753 shares issued in 2008, including shares in treasury of 3,135,738 in 2009 and 2008	246,845	240,511
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2009 and 2008	3,184	3,184
Retained deficit	(48,339)	(55,432)
Accumulated other comprehensive loss:
Unrealized losses on securities, net of tax	(615)	(5,711)

	201,075	182,552
Treasury stock, at cost	(11,011)	(11,011)

Total stockholders’ equity	190,064	171,541

Total liabilities and stockholders’ equity	$890,480	832,276

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended June 30,
(In thousands, except per share amounts)
(Unaudited)

	2009	2008
Revenues:
Premiums:
Life insurance	$34,586	33,491
Accident and health insurance	368	410
Property insurance	1,161	1,303
Net investment income	6,578	7,480
Realized gains, net	1,520	—
Decrease in fair value of warrants	976	312
Other income	240	285

Total revenues	45,429	43,281

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	14,953	14,730
Increase in future policy benefit reserves	9,958	7,733
Policyholders’ dividends	1,453	1,577

Total insurance benefits paid or provided	26,364	24,040

Commissions	8,992	9,376
Other underwriting, acquisition and insurance expenses	7,808	7,020
Capitalization of deferred policy acquisition costs	(5,894)	(6,309)
Amortization of deferred policy acquisition costs	3,720	4,106
Amortization of cost of customer relationships acquired and other intangibles	818	715

Total benefits and expenses	41,808	38,948

Income before Federal income tax	3,621	4,333
Federal income tax expense	905	1,341

Net income	$2,716	2,992

Net income applicable to common stockholders	$1,546	2,493

Per Share Amounts:
Basic and diluted earnings per share of Class A common stock	$0.03	0.06

Basic and diluted earnings per share of Class B common stock	$0.02	0.03

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Six Months Ended June 30,
(In thousands, except per share amounts)
(Unaudited)

	2009	2008
Revenues:
Premiums:
Life insurance	$67,269	64,341
Accident and health insurance	764	794
Property insurance	2,309	2,739
Net investment income	14,320	14,944
Realized gains, net	1,821	16
Decrease (increase) in fair value of warrants	3,081	(191)
Other income	523	564

Total revenues	90,087	83,207

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	29,760	27,808
Increase in future policy benefit reserves	17,716	14,730
Policyholders’ dividends	2,915	2,954

Total insurance benefits paid or provided	50,391	45,492

Commissions	17,027	17,087
Other underwriting, acquisition and insurance expenses	15,117	13,931
Capitalization of deferred policy acquisition costs	(10,951)	(11,164)
Amortization of deferred policy acquisition costs	7,412	7,668
Amortization of cost of customer relationships acquired and other intangibles	1,684	1,479

Total benefits and expenses	80,680	74,493

Income before Federal income tax	9,407	8,714
Federal income tax expense	2,314	2,987

Net income	$7,093	5,727

Net income applicable to common stockholders	$4,745	4,716

Per Share Amounts:
Basic earnings per share of Class A common stock	$0.10	0.11

Basic earnings per share of Class B common stock	$0.05	0.05

Diluted earnings per share of Class A common stock	$0.04	0.11

Diluted earnings per share of Class B common stock	$0.02	0.05

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30,
(In thousands)
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income	$7,093	5,727
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on sale of investments and other assets	(1,821)	(16)
Net deferred policy acquisition costs	(3,539)	(3,496)
Amortization of cost of customer relationships acquired and other intangibles	1,684	1,479
Increase (decrease) in fair value of warrants	(3,081)	191
Depreciation	622	534
Amortization of premiums and discounts on fixed maturities and short-term investments	1,079	48
Deferred Federal income tax expense (benefit)	(418)	2,047
Change in:
Accrued investment income	1,267	51
Reinsurance recoverable	736	1,131
Due premiums and other receivables	235	10
Future policy benefit reserves	17,123	13,923
Other policyholders’ liabilities	1,048	4,558
Federal income tax receivable (payable)	1,600	(11)
Commissions payable and other liabilities	(317)	(346)
Other, net	(1,340)	(1,419)

Net cash provided by operating activities	21,971	24,411

Cash flows from investing activities:
Purchase of fixed maturities, held-to-maturity	(161,279)	—
Sale of fixed maturities, available-for-sale	38,670	—
Maturity and calls of fixed maturities, available-for-sale	257,872	108,685
Purchase of fixed maturities, available-for-sale	(133,554)	(109,097)
Sale of equity securities, available-for-sale	1,175	—
Purchase of equity securities, available-for-sale	(326)	(22,798)
Principal payments on mortgage loans	14	18
Mortgage loans funded	(379)	(115)
Increase in policy loans	(2,234)	(1,049)
Sale of other long-term investments and property and equipment	580	179
Purchase of other long-term investments and property and equipment	(1,725)	(418)
Maturity of short-term investments	2,250	18,000
Purchase of short-term investments	(2,605)	—
Cash acquired in acquisition	9,770	—

Net cash provided by (used in) investing activities	$8,229	(6,595)

(Continued)
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30,
(In thousands)
(Unaudited)

	2009	2008
Cash flows from financing activities:
Warrants exercised	$69	—
Annuity deposits	2,735	1,350
Annuity withdrawals	(1,706)	(761)

Net cash provided by financing activities	1,098	589

Net increase in cash and cash equivalents	31,298	18,405
Cash and cash equivalents at beginning of period	63,792	21,123

Cash and cash equivalents at end of period	$95,090	39,528

Supplemental disclosures of operating activities:
Cash paid during the period for income taxes	$1,125	951

Supplemental Disclosure of Non-Cash Investing Activities:
On February 27, 2009, the Company acquired Integrity Capital Corporation (“ICC”) for 1,294,000 shares of Class A common stock. The Class A common stock had a fair value of $8.4 million. CICA held a 13% interest in ICC prior to the acquisition with a carrying value of $551,000, making the total non-cash acquisition price approximately $9.0 million.
Supplemental Disclosures of Non-Cash Financing Activities:
Dividends on the Company’s Series A-1 Convertible Preferred Stock, issued in 2004, and Series A-2 Convertible Preferred Stock, issued in 2005, were paid by the Company through the issuance of Class A common stock to the preferred shareholders in the amounts of $203,000 and $343,000 for the first six months of 2009 and 2008, respectively. Accretion of deferred issuance costs and discounts on the Convertible Preferred Stock recorded as a deduction to Class A common stock during the first six months of 2009 and 2008 was $2,145,000 and $668,000, respectively.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
(1)	Financial Statements
The interim consolidated financial statements include the accounts and operations of Citizens, Inc. (“Citizens”), incorporated in the state of Colorado on November 8, 1977, and its wholly-owned subsidiaries, CICA Life Insurance Company of America (“CICA”), Computing Technology, Inc. (“CTI”), Funeral Homes of America, Inc. (“FHA”), Insurance Investors, Inc. (“III”), Citizens National Life Insurance Company (“CNLIC”), Integrity Capital Corporation (“ICC”), Integrity Capital Insurance Company (“ICIC”), Ozark National Life Insurance Company (“ONLIC”), Security Plan Life Insurance Company (“SPLIC”), and Security Plan Fire Insurance Company (“SPFIC”). Citizens and its consolidated subsidiaries are collectively referred to as “the Company,” “we,” “us,” or “our.”
The consolidated statements of financial position for June 30, 2009, the consolidated statements of operations for the three and six-month periods ended June 30, 2009 and 2008, and the consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2009, and for comparative periods presented, have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the operating results for the full year.
The Company completed its acquisition of Integrity Capital Corporation in exchange for 1,294,000 shares of Citizens, Inc. Class A common stock in the first quarter of 2009. Integrity Capital Corporation is the parent of Integrity Capital Insurance Company, an Indiana life insurance company. The transaction was valued at $9.0 million on the closing date of February 27, 2009.
A purchase price accounting adjustment was recorded as of June 30, 2009 to increase policy reserves by $307,000 and increase cost of insurance acquired (“COIA”) by $326,000, due to the discovery of additional policy reserve items during the conversion of ONLIC, which were missing at acquisition The difference of $19,000 was recorded as a reduction of goodwill. ONLIC was acquired during the fourth quarter of 2008 and is expected to be fully converted to the Company’s internal system in the third quarter of 2009.
Certain amounts presented in prior years have been reclassified to conform to the current presentation.
(2)	Accounting Pronouncements
On January 1, 2009, the Company adopted SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”) and SFAS 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (“SFAS 160”). The Company used the provisions of SFAS 141R in its acquisition of Integrity Capital Corporation in the first quarter of 2009. The impact of this acquisition and the adoption of SFAS 141R did not have a material effect on the Company’s consolidated financial statements. There were no noncontrolling interests in the ICC acquisition.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2009
(Unaudited)
On April 9, 2009, the Financial Accounting Standards Board (“FASB”) finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The three FSPs are as follows:
•
FSP Statement of Financial Accounting Standards, (“SFAS”) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The Company adopted this FSP as of June 30, 2009 with no significant change to the Company’s financial condition or results of operations.

•
FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides new guidance on the recognition and presentation of an OTTI and requires additional disclosures. The Company adopted this FSP as of June 30, 2009 with no significant change to the Company’s financial condition or results of operations.

•
FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, an amendment of FASB 107, extends the disclosure requirements of FASB 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. The Company adopted this FSP during the second quarter of 2009 resulting in additional financial disclosures in Note 7.

As required by FSP 157-2, the Company adopted SFAS 157, Fair Value Measurements (“SFAS 157”), for non-financial assets and liabilities on January 1, 2009. Non-financial assets include goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. The provisions of SFAS 157 will be implemented at December 31, 2009 in conjunction with the Company’s annual goodwill and intangible asset impairment testing. The adoption of the provisions of SFAS 157 relating to goodwill and indefinite-lived intangible assets at December 31, 2009 is not expected to have a material effect on our consolidated financial statements.
In April 2008, FASB issued SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset. FSP SFAS 142-3 requires an entity to disclose information related to the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS 142-3 was adopted by the Company in the first quarter of 2009. The adoption of FSP SFAS 142-3 did not have a material impact on the Company’s results of operation or financial position.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 was effective for the Company as of June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial condition, results of operations, or disclosures.
In June 2009, the FASB approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“U.S. GAAP”), which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company during its interim period ending September 30, 2009 and is not expected to have an impact on its financial condition or results of operations. The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2009
(Unaudited)
(3)	Segment Information
The Company has three reportable segments: Life Insurance, Home Service Insurance, and Other Non-Insurance Enterprises. The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those used in the preparation of the consolidated financial statements. The Company evaluates profit and loss performance based on U.S. GAAP income before Federal income taxes for its three reportable segments, and has no reportable differences between segments and consolidated operations.
Below is a summary of the segment information for the three and six month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30, 2009
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$25,720	10,395	—	36,115
Net investment income	3,707	2,868	3	6,578
Realized gains, net	358	1,085	77	1,520
Decrease in fair value of warrants	—	—	976	976
Other income	71	46	123	240

Total revenue	29,856	14,394	1,179	45,429

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,514	4,439	—	14,953
Increase in future policy benefit reserves	8,118	1,840	—	9,958
Policyholders’ dividends	1,435	18	—	1,453

Total insurance benefits paid or provided	20,067	6,297	—	26,364

Commissions	5,247	3,745	—	8,992
Other underwriting, acquisition and insurance expenses	2,707	4,035	1,066	7,808
Capitalization of deferred policy acquisition costs	(4,495)	(1,399)	—	(5,894)
Amortization of deferred policy acquisition costs	3,568	152	—	3,720
Amortization of cost of customer relationships acquired and other intangibles	440	378	—	818

Total benefits and expenses	27,534	13,208	1,066	41,808

Income before Federal income tax	$2,322	1,186	113	3,621

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2009
(Unaudited)

	Six Months Ended June 30, 2009
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$49,775	20,567	—	70,342
Net investment income	7,964	6,270	86	14,320
Realized gains, net	418	1,326	77	1,821
Decrease in fair value of warrants	—	—	3,081	3,081
Other income	159	64	300	523

Total revenue	58,316	28,227	3,544	90,087

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	20,224	9,536	—	29,760
Increase in future policy benefit reserves	15,408	2,308	—	17,716
Policyholders’ dividends	2,878	37	—	2,915

Total insurance benefits paid or provided	38,510	11,881	—	50,391

Commissions	9,704	7,323	—	17,027
Other underwriting, acquisition and insurance expenses	5,310	7,989	1,818	15,117
Capitalization of deferred policy acquisition costs	(8,252)	(2,699)	—	(10,951)
Amortization of deferred policy acquisition costs	6,920	492	—	7,412
Amortization of cost of customer relationships acquired and other intangibles	708	976	—	1,684

Total benefits and expenses	52,900	25,962	1,818	80,680

Income before Federal income tax	$5,416	2,265	1,726	9,407

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2009
(Unaudited)

	Three Months Ended June 30, 2008
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$25,399	9,805	—	35,204
Net investment income	4,148	3,099	233	7,480
Realized gains (losses), net	3	(3)	—	—
Decrease in fair value of warrants	—	—	312	312
Other income	82	8	195	285

Total revenue	29,632	12,909	740	43,281

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	9,187	5,543	—	14,730
Increase in future policy benefit reserves	8,615	(882)	—	7,733
Policyholders’ dividends	1,557	20	—	1,577

Total insurance benefits paid or provided	19,359	4,681	—	24,040

Commissions	5,679	3,697	—	9,376
Other underwriting, acquisition and insurance expenses	2,731	3,320	969	7,020
Capitalization of deferred policy acquisition costs	(4,934)	(1,375)	—	(6,309)
Amortization of deferred policy acquisition costs	3,134	972	—	4,106
Amortization of cost of customer relationships acquired and other intangibles	239	476	—	715

Total benefits and expenses	26,208	11,771	969	38,948

Income (loss) before Federal income tax	$3,424	1,138	(229)	4,333

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2009
(Unaudited)

	Six Months Ended June 30, 2008
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$47,950	19,924	—	67,874
Net investment income	8,210	6,183	551	14,944
Realized gains (losses), net	3	(5)	18	16
Increase in fair value of warrants	—	—	(191)	(191)
Other income	156	11	397	564

Total revenue	56,319	26,113	775	83,207

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	17,818	9,990	—	27,808
Increase in future policy benefit reserves	15,095	(365)	—	14,730
Policyholders’ dividends	2,915	39	—	2,954

Total insurance benefits paid or provided	35,828	9,664	—	45,492

Commissions	9,930	7,157	—	17,087
Other underwriting, acquisition and insurance expenses	5,207	6,844	1,880	13,931
Capitalization of deferred policy acquisition costs	(8,491)	(2,673)	—	(11,164)
Amortization of deferred policy acquisition costs	6,538	1,130	—	7,668
Amortization of cost of customer relationships acquired and other intangibles	521	958	—	1,479

Total benefits and expenses	49,533	23,080	1,880	74,493

Income (loss) before Federal income tax	$6,786	3,033	(1,105)	8,714

(4)	Total Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Net income	$2,716	2,992	7,093	5,727

Other comprehensive income (loss) net of effects of deferred acquisition costs and taxes:
Unrealized gains (losses) on available-for-sale securities	11,410	(6,153)	5,651	(9,644)
Tax benefit (expense)	(1,160)	2,154	(555)	3,376

Other comprehensive income (loss)	10,250	(3,999)	5,096	(6,268)

Total comprehensive income (loss)	$12,966	(1,007)	12,189	(541)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2009
(Unaudited)
(5)	Earnings per Share
The following tables sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2009	2008
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$2,716	2,992
Less:Preferred stock dividend	(98)	(165)
Accretion of deferred issuance costs and discounts on preferred stock	(1,072)	(334)

Net income available to common stockholders	$1,546	2,493

Net income allocated to Class A common stock	$1,530	2,465
Net income allocated to Class B common stock	16	28

Net income available to common stockholders	$1,546	2,493

Denominator:
Weighted average shares of Class A outstanding — basic and diluted	46,964	43,096
Weighted average shares of Class B outstanding — basic and diluted	1,002	1,002

Total weighted average shares outstanding — basic and diluted	47,966	44,098

Basic and diluted earnings per share of Class A common stock	$0.03	0.06

Basic and diluted earnings per share of Class B common stock	$0.02	0.03

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2009
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$7,093	5,727
Less:Preferred stock dividend	(203)	(343)
Accretion of deferred issuance costs and discounts on preferred stock	(2,145)	(668)

Net income available to common stockholders	$4,745	4,716

Net income allocated to Class A common stock	$4,694	4,662
Net income allocated to Class B common stock	51	54

Net income available to common stockholders	$4,745	4,716

Denominator:
Weighted average shares of Class A outstanding — basic and diluted	46,538	43,083
Weighted average shares of Class B outstanding — basic and diluted	1,002	1,002

Total weighted average shares outstanding — basic and diluted	47,540	44,085

Basic earnings per share of Class A common stock	$0.10	0.11

Basic earnings per share of Class B common stock	$0.05	0.05

Diluted earnings per share of Class A common stock	$0.04	0.11

Diluted earnings per share of Class B common stock	$0.02	0.05

The effects of Series A-1 and A-2 Convertible Preferred Stock are anti-dilutive; therefore, diluted income per share is reported the same as basic income per share. The Series A-1 and A-2 Convertible Preferred Stock is anti-dilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the three and six months ended June 30, 2009 and 2008 per Class A common stock share obtainable on conversion exceeds basic income per share available to common stockholders. For the six months ended June 30, 2009, certain warrants on the Convertible Preferred Stock became dilutive. As such, the diluted weighted average shares of Class A common stock outstanding for the period was 46,599,000. Total diluted weighted average shares was 47,601,000. The warrants were anti-dilutive for the three and six months ended June 30, 2008.
(6)	Investments
Investments are an integral part of the Company’s overall insurance operations. We maintain a conservative investment philosophy with investment purchases only in high quality investment grade securities that provide a secure return to meet cash flow requirements related to our insurance business. Approximately 92% of our investment holdings are in fixed maturity and equity securities as of June 30, 2009.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2009
(Unaudited)
The following tables represent gross unrealized gains and losses for fixed maturity securities for the periods indicated.

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
U.S. Treasury securities	$14,158	1,587	(7)	15,738
U.S. Government-sponsored	125,671	298	(1,150)	124,819
Securities issued by states	55,860	91	(4,451)	51,500
Securities issued by foreign governments	105	12	—	117
Public utilities	19,590	377	(28)	19,939
Corporate	107,394	1,723	(5,460)	103,657
Securities not due at a single maturity date	23,799	628	(77)	24,350

Total available-for-sale securities	346,577	4,716	(11,173)	340,120
Held-to-maturity securities:
U.S. Government-sponsored	161,241	72	(2,442)	158,871

Total fixed maturities	$507,818	4,788	(13,615)	498,991

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
U.S. Treasury securities	$11,306	3,113	—	14,419
U.S. Government-sponsored	280,434	1,128	(500)	281,062
Securities issued by states	64,152	156	(6,203)	58,105
Securities issued by foreign governments	105	29	—	134
Public utilities	4,231	22	(100)	4,153
Corporate	83,089	1,112	(8,826)	75,375
Securities not due at a single maturity date	50,717	1,564	(374)	51,907

Total fixed maturities	$494,034	7,124	(16,003)	485,155

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2009
(Unaudited)
The tables below present the fair values and gross unrealized losses of fixed maturities that have remained in a continuous unrealized loss position for the periods indicated.

	June 30, 2009
	Less than 12 months			Greater than 12 months			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(In thousands, except for # of securities)
Available-for-sale securities:
U.S. Treasury securities	$993	(7)	1	—	—	—	993	(7)	1
U.S. Government-sponsored	77,601	(1,095)	121	4,165	(55)	3	81,766	(1,150)	124
Security issued by states	11,178	(128)	14	32,438	(4,323)	37	43,616	(4,451)	51
Public utilities	4,260	(28)	3	—	—	—	4,260	(28)	3
Corporate	13,755	(461)	23	39,408	(4,999)	23	53,163	(5,460)	46
Securities not due at a single maturity date	2,457	(6)	3	2,777	(71)	13	5,234	(77)	16

Total available-for-sale	110,244	(1,725)	165	78,788	(9,448)	76	189,032	(11,173)	241
Held-to-maturity securities:
U.S. Government-sponsored	142,799	(2,442)	54	—	—	—	142,799	(2,442)	54

Total fixed maturities	$253,043	(4,167)	219	78,788	(9,448)	76	331,831	(13,615)	295

	December 31, 2008
	Less than 12 months			Greater than 12 months			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(In thousands, except for # of securities)
Available-for-sale securities:
U.S. Government-sponsored	$18,680	(265)	14	11,256	(235)	11	29,936	(500)	25
Security issued by states	32,389	(2,827)	39	21,492	(3,376)	23	53,881	(6,203)	62
Public utilities	—	—	—	1,915	(100)	1	1,915	(100)	1
Corporate	20,509	(2,170)	51	32,965	(6,656)	19	53,474	(8,826)	70
Securities not due at a single maturity date	118	(8)	3	11,629	(366)	24	11,747	(374)	27

Total fixed maturities	$71,696	(5,270)	107	79,257	(10,733)	78	150,953	(16,003)	185

As of June 30, 2009, the Company had 76 securities in an unrealized loss position for greater than 12 months, which were primarily municipal and corporate securities. The Company has reviewed these securities and determined that no other-than-temporary impairment exists. The Company also asserts its intent and ability to hold these securities until the price recovers or they mature.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2009
(Unaudited)
The amortized cost and fair value of fixed maturity securities at June 30, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Amortized	Fair
	Cost	Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$11,223	11,276
Due after one year through five years	63,456	63,137
Due after five years through ten years	23,335	23,037
Due after ten years	224,764	218,321

Total available-for-sale securities	322,778	315,771
Held-to-maturity securities:
Due after ten years	161,241	158,871
Securities not due at a single maturity date	23,799	24,349

Total fixed maturities	$507,818	498,991

The securities not due at a single maturity date are mortgage-backed obligations of U.S. Government corporations and agencies.
Proceeds and gross realized gains (losses) from sales of fixed maturities available-for-sale for the six months ended June 30, 2009 and 2008 are summarized as follows:

	Six Months Ended June 30,
	2009	2008
	(In thousands)

Proceeds	$38,670	—

Gross realized gains	$1,553	—

Gross realized losses	$—	—

The Company uses the specific identification method related to security sales.
There were no securities sold from the held-to-maturity portfolio during the six months ended June 30, 2009 or 2008.
Proceeds and gross realized gains (losses) from sales of equity securities for the six months ended June 30, 2009 and 2008 are summarized as follows:

	Six Months Ended June 30,
	2009	2008
	(In thousands)

Proceeds	$1,175	—

Gross realized gains	$219	—

Gross realized losses	$—	—

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2009
(Unaudited)
(7)	Fair Value Measurements
As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We hold available-for-sale fixed maturity and equity securities, which are carried at fair value.
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
Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as U.S. Treasury securities and actively traded mutual fund investments.
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
The following table sets forth the Company’s assets that are measured at fair value on a recurring basis as of the date indicated:

	June 30, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Fixed Maturities Available-for-Sale	$340,120	15,738	323,778	604
Equity Securities Available-for-Sale	45,880	45,880	—	—

Total Financial Assets	$386,000	61,618	323,778	604

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2009
(Unaudited)
The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

June 30, 2009
(In thousands)

Beginning balance at December 31, 2008	$654

Total realized and unrealized losses:
Included in net income	—
Included in other comprehensive income	(24)
Principal paydowns	(26)
Transfer in and (out) of Level 3	—

Ending balance at June 30, 2009	$604

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.
The Company has real estate held for sale in ONLIC that is valued at fair value on a non-recurring basis, using Level 2 independent appraisals, in the amount of $3.6 million, at June 30, 2009.
Financial Instruments not Carried at Fair Value
Estimates of fair values are made at a specific point in time, based on relevant market prices and information about the financial instruments. The estimated fair values of financial instruments presented below are not necessarily indicative of the amounts the Company might realize in actual market transactions. The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets for the periods indicated are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)		(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$161,241	158,871	—	—
Mortgage loans	704	642	339	370
Policy loans	31,188	31,188	28,955	28,955
Cash and cash equivalents	95,090	95,090	63,792	63,792
Short-term investments	2,583	2,583	2,250	2,250

Financial liabilities:
Annuities	35,680	30,485	34,025	29,107
Fair values for fixed income securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.
Mortgage loans are secured principally by residential and commercial properties. Weighted average interest rates for these loans were approximately 7.1% and 8.2% per year, as of June 30, 2009 and December 31, 2008, respectively, with maturities ranging from one to thirty years. Management estimated the fair value using an annual interest rate of 6.25% at June 30, 2009 and December 31, 2008.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2009
(Unaudited)
Policy loans have a weighted average annual interest rate of 7.6% as of June 30, 2009 and December 31, 2008, and have no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies that we have in force and cannot be valued separately and are not marketable; therefore, a fair value is not calculated.
For cash and cash equivalents, accrued investment income, reinsurance recoverable, other assets, Federal income tax payable and receivable, dividend accumulations, commissions payable, amounts held on deposit, and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.
The fair value of the Company’s liabilities under annuity contract policies were estimated at June 30, 2009 using December 31, 2008 discounted cash flows using a risk free rate plus a component for non-performance risk and interest rate risk. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.
(8)	Legal Proceedings
We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, which on March 2, 2007, reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. As a result, no class action is presently certified, and plaintiffs’ counsel is seeking to recertify the class. In order to recertify the class, the lead plaintiff must establish that he is qualified to represent the purported class and that the res judicata effect of a class action will not have a deleterious effect on the putative class members. The underlying lawsuit alleges that certain life insurance policies we made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We believe the lawsuit is without merit and intend to continue a vigorous defense in any remaining proceedings, including any class recertification. If the class is recertified, we would likely be exposed to costly and time-consuming litigation, and an adverse judgment could have a material adverse effect on our results of operations and financial condition. The case is now before the Texas District Court judge for an analysis of evidence presented to determine if it warrants recertification of a class.
Security Plan Fire Insurance Company (“SPFIC”) is a defendant in a suit styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007 by the state of Louisiana as subrogee/assignee of the insureds of more than 200 different insurance companies. The suit was filed to recover money that the state of Louisiana paid to certain insureds under the Louisiana Road Home Program for damages resulting from Hurricanes Katrina and Rita. The suit was removed to the United States District Court for the Eastern District of Louisiana on September 11, 2007 and appeals of the removal have been denied. In March 2009, the trial court judge dismissed all bad faith claims asserted against the defendants, including SPFIC. He also dismissed all claims for flood damage and all claims asserted under Louisiana’s Valued Policy Law. Despite the District Court’s recent rulings, the Road Home Litigation is still in the early stages of litigation, and no discovery has yet occurred. Therefore, it is not possible to evaluate how many claims relate to SPFIC, or the potential exposure to SPFIC. However, in the event of an adverse outcome, the potential exposure to SPFIC could be significant.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2009
(Unaudited)
On November 8, 2005, SPLIC was named as a defendant in a suit styled Lilac Todd vs. Security Plan Life Insurance Company, on behalf of Lilac Todd, which alleges that SPLIC failed to pay Ms. Todd’s claim for medical expenses arising out of the loss of one of her limbs. On December 20, 2007, a Supplemental and Amended Petition for Damages was filed pursuant to which the plaintiff has asserted class action allegations. The purported class is defined as all Louisiana insureds of SPLIC whose policies contained an incontestability provision identical or similar to Ms. Todd’s policy, and whose claims were denied within 10 years of the petition filing on the basis of illnesses, injuries or diseases diagnosed or which occurred at any time preceding the incontestability. This matter is in the early stages of litigation relative to the class allegations. The Plaintiffs’counsel has not established how many, if any, individuals are within the purported class. SPLIC intends to aggressively defend this action. However, in the event of an adverse outcome, the potential exposure to SPLIC could be significant.
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
(9)	Convertible Preferred Stock
In July 2004, the Company completed a private placement of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to four unaffiliated institutional investors. We also issued to the investors warrants to purchase shares of our Class A common stock, at an exercise price of $6.95 per share, and unit warrants to purchase Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”). The conversion, exercise and redemption prices, along with the number of shares and warrants, have been adjusted for the respective stock dividends paid December 31, 2004 and December 30, 2005.
The Series A-1 and A-2 Preferred stock is mandatorily redeemable in July of 2009 into 1.7 million shares of Class A common stock. Both may also become redeemable at the option of the holder if certain conditions exist. Under either scenario, the shares may be redeemed in cash or shares of Class A common stock depending on the circumstances. If redeemed in stock, the redemption price is based on a defined formula.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2009
(Unaudited)
At June 30, 2009 and December 31, 2008, there was $5,000 and $73,000 in unaccreted deferred issuance costs and $139,000 and $2,216,000 in unaccreted net discounts, respectively. The redemption value of the series A-1 and A-2 convertible stock was $10.0 million at June 30, 2009.
On July 13, 2009, the Company converted all of its outstanding Series A-1 and Series A-2 Convertible Preferred Stock into Class A common shares in accordance with the mandatory redemption provision of the preferred shareholder agreement dated July 12, 2004. The total amount of Class A common shares issued as part of the conversion was 1,706,686, inclusive of pro rata dividends due through the conversion date.
(10)	Income Taxes
The Company recognized an additional valuation allowance of $1,799,000 in the first quarter of 2009 due to deferred tax assets generated by other-than-temporary impairments on investment securities recorded in the quarter and additional unrealized losses occurring on the equity portfolio. Of this amount, $135,000 was recorded as tax expense, $1,410,000 was recorded in other comprehensive loss, and $254,000 was additional goodwill from the 2008 acquisition of ONLIC. During the second quarter of 2009, $1,423,000 of the valuation allowance was released due to unrealized gains arising during the quarter in the stock portfolio. Additionally, $585,000 of the valuation allowance, related to ONLIC stocks, was released and went to reduce goodwill. The net reduction of goodwill related to tax adjustments for the year to date was $331,000.
(11)	Subsequent Events
Management has evaluated subsequent events through August 7, 2009, which is the date that the Company’s financial statements were issued. Other than as discussed in Note 8, no material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements other than as noted below.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009

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
Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause the Company’s future results to differ materially from expected results include, but are not limited to:
•	Changes in foreign and U.S. general economic conditions, including the performance of financial markets and interest rates;

•	Changes in consumer behavior, which may affect the Company’s ability to sell its products and retain business;

•	The timely development of and acceptance of new products of the Company and perceived overall value of these products and services by existing potential customers;

•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing the Company’s products;

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company’s products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim; and

•	Our success at managing risks involved in the foregoing.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009
Overview
Citizens, Inc. is an insurance holding company serving the life insurance needs of individuals in the United States and in more than 34 countries around the world. We pursue a strategy of offering ordinary whole life insurance with a focus on cash accumulation and final expense insurance products in niche markets where we believe we are able to achieve competitive advantages. Our core operations include issuing and servicing:
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
Life Insurance. For more than 30 years, CICA and its predecessors have participated in the foreign marketplace through the issuance of U.S. Dollar-denominated ordinary whole life insurance to foreign nationals. Traditionally, this market has focused on the top 3-5% of the population of a country in terms of income and net worth. Over the years, however, there has been a shift to encompass a broader spectrum of the population, as upper middle classes develop in Latin America and the Pacific Rim. We make our insurance products available using third-party marketing organizations and independent marketing consultants. We received applications from 26 countries outside of the U.S. in the first six months of 2009. Historically, the majority of our international business has come from Latin America; however, the Pacific Rim now also represents a meaningful and growing source of new business.
Through the domestic market of our Life Insurance segment, we provide ordinary whole life, credit life insurance, and final expense policies to middle income families and individuals in certain markets in the midwest and southern U.S. The majority of our revenues domestically are the result of U.S. domiciled life insurance company acquisitions since 1987.
In the three and six months ended June 30, 2009, our Life Insurance segment generated income before Federal income tax of $2.3 million and $5.4 million, compared to $3.4 million and $6.8 million for the same periods in 2008. The Life Insurance segment represented 57.6% of total income before Federal income tax at June 30, 2009. The decrease in the Life Insurance segment in 2009 was due primarily to a reduction in net investment income as a result of the low interest rate environment, significant call activity in the Company’s bond portfolio, as well as the reduction in international new business, which decreased 15% during the six months ending June 30, 2009 compared to the same period in 2008. The Company believes the decrease in the first year premium is related to the global recession affecting the world economy and increased foreign government restrictions upon financial transactions. Our strategy in operating the Life Insurance segment is to increase new business written through our existing marketers, as well as recruit new marketers and expand the number of countries from which we receive policy applications.
Home Service Insurance. We provide final expense ordinary life insurance to middle and lower income individuals, primarily in Louisiana and Arkansas. Policies in this segment are sold and serviced through funeral homes or the home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders.
During the three and six months ended June 30, 2009, income before Federal income tax from this segment was $1.2 million and $2.3 million compared to $1.1 million and $3.0 million during the same periods in 2008. The decrease in income in 2009 is primarily the result of higher general expenses in the current year, in addition to a reserve increase related to ONLIC conversion adjustments. The 2008 income also reflected a reserve adjustment due to a SPLIC policy lapse issue that had the effect of decreasing reserves by $1.8 million and increasing income for the six months ended. ONLIC was acquired in the fourth quarter of 2008. The Company has noted improved sales related to ONLIC and SPLIC in 2009, which is a reflection of increased marketing efforts. The Company also recognized $1.3 million of capital gains from the sales of investment securities during the first six months ended June 30, 2009. The Home Service Insurance segment represented 24.0% of total income before Federal income tax for the six months ended June 30, 2009 compared to 34.8% for the same period in 2008. Our business strategy in this segment is to continue to serve existing customers in Louisiana and Arkansas, as well as expand the business through direct sales and the acquisition of similar operations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009
Other Non-Insurance. This segment consists of non-insurance entities. Income before Federal income tax was $0.1 million and $1.7 million for the three and six months ended June 30, 2009 compared to losses of $0.2 million and $1.1 million for the same period in 2008. The increase in 2009 income for this segment was related to a decrease in the fair value of warrants totaling $1.0 million and $3.1 million in the three and six months ended June 30, 2009 compared to income of $0.3 million and expense of $0.2 million for the three and six months ended June 30, 2008.
Marketplace Conditions and Trends
Described below are some of the significant trends affecting the life insurance industry and the possible effects they may have on our future operations.
•
The global recession may have an adverse impact on our insurance policy sales. We anticipate new insurance policy sales will be at lower levels than we experienced during 2008 or until such time as the global economy recovers.

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

•
Because of the trends described above, coupled with increasing costs of regulatory compliance such as the Sarbanes-Oxley Act of 2002, we believe there is a trend toward consolidation of domestic life insurance companies. We believe these trends should be a benefit to our acquisition strategy as more complementary acquisition candidates may become available for us to consider.

•
Many of the events and trends affecting the life insurance industry have had an impact on the life reinsurance industry. These events led to a decline in the availability of reinsurance. While we currently cede a limited amount of our primary insurance business to reinsurers, we may find it difficult to obtain reinsurance in the future, forcing us to seek reinsurers who are more expensive to us. If we cannot obtain affordable reinsurance coverage, either our net exposures will increase or we will have to reduce our underwriting commitments. The Company is currently negotiating adding an additional reinsurer during 2009 to diversify exposure in this area.

Recent Acquisition
The Company completed its acquisition of Integrity Capital Corporation in exchange for 1,294,000 shares of Class A common stock in the first quarter of 2009. Integrity Capital Corporation is the parent of Integrity Capital Insurance Company, an Indiana life insurance company. The transaction was valued at $9.0 million on February 27, 2009, the closing date.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009
Consolidated Results of Operations
The following table sets forth our consolidated net income for the periods indicated:

			Net Income
	Net Income	Basic Earnings	Decrease
Three Months Ended June 30,	(in thousands)	per Class A Share	from Previous Year
2009	$2,716	$0.03	(9.2)%
2008	2,992	0.06	(15.2)

			Net Income
	Net Income	Basic Earnings	Increase (Decrease)
Six Months Ended June 30,	(in thousands)	per Class A Share	from Previous Year
2009	$7,093	$0.10	23.9%
2008	5,727	0.11	(0.4)
Revenues: Total revenues for the three and six months ended June 30, 2009 increased 5.0% and 8.3% over the same period in 2008 due primarily to increases in life insurance premiums, realized gains on investments and the adjustment in fair value of the Company’s warrants. Total revenues excluding fair value adjustments increased 3.5% and 4.3% for the three and six months ended in 2009 compared to 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Revenues:
Premiums:
Life insurance	$34,586	33,491	67,269	64,341
Accident and health insurance	368	410	764	794
Property insurance	1,161	1,303	2,309	2,739
Net investment income	6,578	7,480	14,320	14,944
Realized gains, net	1,520	—	1,821	16
Decrease (increase) in fair value of warrants	976	312	3,081	(191)
Other income	240	285	523	564

Total revenues	45,429	43,281	90,087	83,207
Exclude increase (decrease) in fair value of warrants	(976)	(312)	(3,081)	191

Total revenues excluding fair value adjustments	$44,453	42,969	87,006	83,398

Premium Income. Premium income increased for the three and six months ended June 30, 2009 to $36.1 million and $70.3 million from $35.2 million and $67.9 million for the same period in 2008. The increase in 2009 was due primarily to an increase in renewal premiums totaling $32.1 million and $61.8 million for the three and six months ended June 30, 2009 compared to $29.2 million and $56.4 million for the same periods in 2008. In addition, approximately $1.0 million and $1.8 million of premium income for the three and six months ended June 30, 2009 related to the acquisitions of Integrity Capital Insurance Company (“ICIC”) and Ozark National Life Insurance Company (“ONLIC”), which were not included in the first six months of 2008.
Net Investment Income. Net investment income decreased to $6.6 million and $14.3 million for the three and six months ended June 30, 2009 compared to $7.5 million and $14.9 million during the same period in 2008. The decrease in 2009 resulted from increased call activity on the fixed maturity securities portfolio due to the low interest rate environment. The time lag between the security being called and the money being reinvested, as well as the lower investment rates have depressed the net investment income in 2009 compared to 2008. Investment income from fixed maturity securities accounted for approximately 80% of total investment income for the six months ended June 30, 2009. We continue to invest primarily in bonds of U.S. Government-sponsored enterprises, such as FNMA and FHLMC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Gross investment income:
Fixed maturity securities	$5,613	6,522	12,130	13,027
Equity securities	280	210	549	299
Mortgage loans	7	6	13	12
Policy loans	600	501	1,185	994
Real estate investments	359	215	714	429
Other investment income	124	318	521	729

Total investment income	6,983	7,772	15,112	15,490
Less investment expenses	405	292	792	546

Net investment income	$6,578	7,480	14,320	14,944

Investment income related to equity securities increased from $210,000 and $299,000 for the three and six months ended June 30, 2008 to $280,000 and $549,000 for the same periods in 2009. This increase resulted primarily from the equity securities of ONLIC acquired in the fourth quarter of 2008, which are included in the three and six months ended June 30, 2009 and are not included in the comparable three and six months of 2008.
Realized Gains, Net. The Company realized net gains of $1.5 million and $1.8 million for the three and six months ended June 30, 2009 compared to minimal realized items for the same periods in 2008. The increase in realized amounts in 2009 is primarily due to gains related to sales of fixed maturity securities sold in the first three and six months of 2009 offset by realized losses of $111,000 relating to other-than-temporary impairments recorded in the first quarter of 2009.
Change in Fair Value of Warrants. The Company recognized revenues from adjusting the fair value of our Class A common stock warrants of $1.0 million and $3.1 million in the three and six months ended June 30, 2009 compared to a gain of $0.3 million and a loss of $0.2 million for the same periods in 2008. The Company adjusts the warrant liability at each reporting date to reflect the current fair value of warrants computed based upon the stock value and current market conditions, calculated using the Black-Scholes option pricing model. As the stock value increases and decreases, the warrant liability also increases and decreases in a like manner. The adjustment to fair value is recorded as an increase or decrease in fair value of warrants on the income statement.
Benefits and Expenses: The table below summarizes the benefits and expenses for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$14,953	14,730	29,760	27,808
Increase in future policy benefit reserves	9,958	7,733	17,716	14,730
Policyholders’ dividends	1,453	1,577	2,915	2,954

Total insurance benefits paid or provided	26,364	24,040	50,391	45,492
Commissions	8,992	9,376	17,027	17,087
Other underwriting, acquisition and insurance expense	7,808	7,020	15,117	13,931
Capitalization of deferred policy acquisition costs	(5,894)	(6,309)	(10,951)	(11,164)
Amortization of deferred policy acquisition costs	3,720	4,106	7,412	7,668
Amortization of cost of customer relationships acquired and other intangibles	818	715	1,684	1,479

Total benefits and expenses	$41,808	38,948	80,680	74,493

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009
Claims and Surrenders. As noted in the table below, claims and surrenders increased from $14.7 million and $27.8 million in the three and six months ended June 30, 2008 to $15.0 million and $29.8 million during the same periods in 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Death claims	$5,647	6,118	11,782	11,902
Surrender benefits	5,155	3,735	9,628	7,177
Endowments	3,570	3,664	6,594	6,794
Property claims	253	677	750	1,048
Accident and health benefits	70	90	210	160
Other policy benefits	258	446	796	727

Total claims and surrenders	$14,953	14,730	29,760	27,808

Death Claims decreased to $5.6 million and $11.8 million for the three and six months ended June 30, 2009 compared to $6.1 million and $11.9 million for the same periods in 2008. These amounts vary from period to period and were within Company expectations.
Surrender benefits increased to $5.2 million and $9.6 million for the three and six months ended June 30, 2009 compared to $3.7 million and $7.2 million for the same period in 2008. These amounts represent payments to contract holders upon termination of a contract. The Company monitors surrenders on an ongoing basis. Surrenders as a percent of ordinary whole life insurance in force were 0.5% in the first six months of 2009 and 0.3% in the first six months of 2008. Management believes this increase in surrenders may be the result of the global recession affecting our policyholders.
Increase in Reserves. Included in the increase in 2009 reserves compared to 2008 were ONLIC reserve corrections of $0.4 million reported as of June 30, 2009. These adjustments to increase reserves were related to data issues that were discovered in the current quarter. In addition, 2008 reserves were depressed due to a correction of $796,000 related to a reserve factor error that was corrected in the first quarter of 2008. In addition, the three months ended June 30, 2008 reflected a manual correction that decreased reserves related to a policy lapse correction.
Policyholders’ Dividends. The Company sells participating ordinary whole life products. These policyholder dividends are factored into the premiums and, therefore, have no impact on profitability.
Commissions. Commissions during the three and six months ended June 30, 2009 decreased to $9.0 million and $17.0 million from $9.4 million and $17.1 million in 2008. Commission expense reported in 2008 was high due to the use of a manual calculation estimation method related to SPLIC and SPFIC. This process has been partially automated in 2009 and is resulting in a more refined estimate of the commission expense in the current year.
Other Underwriting, Acquisition and Insurance Expense. These expenses increased to $7.8 million and $15.1 million for the three and six months ended June 30, 2009 compared to $7.0 million and $13.9 million in 2008. The increase in 2009 was due primarily to increased expenses related to the acquisitions of ONLIC, ICC and ICIC.
Federal Income Tax. The effective tax rates for the three and six months ended June 30, 2009 were 25.0% and 24.6% versus 30.1% and 37.6% for the same periods in 2008. The rate variance from the statutory rate of 35% is due to the fact that the changes in fair value of our Class A common stock warrants, which resulted in a gain of $1.0 million and $3.1 million and a gain of $0.3 million and a loss of $0.2 million for the three and six months ended June 30, 2009 and 2008, respectively, are not tax effected. Additionally, the Company recorded an additional valuation allowance of $135,000 in the first six months of 2009 related to other-than-temporary impairments recognized in the quarter.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009
Segment Operations
The Company has three reportable segments: Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises. These segments are reported in accordance with U.S. GAAP. The Company evaluates profit and loss performance based on net income before Federal income taxes.

		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Total
	(In thousands)

Income (loss) before Federal income tax:
Three months ended:
June 30, 2009	$2,322	1,186	113	3,621
June 30, 2008	3,424	1,138	(229)	4,333
Six months ended:
June 30, 2009	5,416	2,265	1,726	9,407
June 30, 2008	6,786	3,033	(1,105)	8,714
Life Insurance
Our Life Insurance segment consists of issuing primarily ordinary whole life insurance in U.S. Dollar-denominated amounts to foreign residents, and domestically through independent marketing firms and consultants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Revenue:
Premiums	$25,720	25,399	49,775	47,950
Net investment income	3,707	4,148	7,964	8,210
Realized gains, net	358	3	418	3
Other income	71	82	159	156

Total revenue	29,856	29,632	58,316	56,319

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,514	9,187	20,224	17,818
Increase in future policy benefit reserves	8,118	8,615	15,408	15,095
Policyholders’ dividends	1,435	1,557	2,878	2,915

Total insurance benefits paid or provided	20,067	19,359	38,510	35,828

Commissions	5,247	5,679	9,704	9,930
Other underwriting, acquisition and insurance expenses	2,707	2,731	5,310	5,207
Capitalization of deferred policy acquisition costs	(4,495)	(4,934)	(8,252)	(8,491)
Amortization of deferred policy acquisition costs	3,568	3,134	6,920	6,538
Amortization of cost of customer relationships acquired and other intangibles	440	239	708	521

Total benefits and expenses	27,534	26,208	52,900	49,533

Income before Federal income tax	$2,322	3,424	5,416	6,786

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009
Premiums. Premium revenues increased 1.3% and 3.8% to $25.7 million and $49.8 million for the three and six months ended June 30, 2009 compared to $25.4 million and $48.0 million for the same three and six months in 2008. The increase was primarily due to an increase in renewal business and increased premium revenue related to the acquisition of ICIC in the first quarter of 2009.
Net Investment Income. Net investment income decreased 10.6% and 3.0% comparing the three and six months ended June 30, 2009 to the same three and six months of 2008. The decrease resulted from lower yields on the fixed maturity securities portfolio due to significant call activity in the portfolio from credit spreads tightening. The bond yield decreased due to a time lag between the security being called and when the proceeds were reinvested into lower yielding securities.
Claims and Surrenders. Claims and surrenders increased to $10.5 million and $20.2 million for the three and six months ended June 30, 2009 compared to $9.2 million and $17.8 million for the same three and six months of 2008. These amounts fluctuate from period to period but were within anticipated ranges based upon management’s expectations.
Commissions. Commission expense decreased to $5.2 million and $9.7 million for the three and six months ended June 30, 2009 compared to $5.7 million and $9.9 million for the same periods in 2008, as a result of increased premium revenue related to renewal business, which pays a lower commission rate, versus the 2008 premium, which had a higher percent of first year premiums with higher commission rates, as noted above.
Home Service Insurance
We provide final expense ordinary life insurance to middle and lower income individuals in Louisiana and Arkansas. Our policies in this segment are sold and serviced through a home service marketing distribution system utilizing employee-agents.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Revenue:
Premiums	$10,395	9,805	20,567	19,924
Net investment income	2,868	3,099	6,270	6,183
Realized gains (losses), net	1,085	(3)	1,326	(5)
Other income	46	8	64	11

Total revenue	14,394	12,909	28,227	26,113

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	4,439	5,544	9,536	9,990
Increase (decrease) in future policy benefit reserves	1,840	(883)	2,308	(365)
Policyholders’ dividends	18	20	37	39

Total insurance benefits paid or provided	6,297	4,681	11,881	9,664

Commissions	3,745	3,697	7,323	7,157
Other underwriting, acquisition and insurance expenses	4,035	3,320	7,989	6,844
Capitalization of deferred policy acquisition costs	(1,399)	(1,375)	(2,699)	(2,673)
Amortization of deferred policy acquisition costs	152	972	492	1,130
Amortization of cost of customer relationships acquired and other intangibles	378	476	976	958

Total benefits and expenses	13,208	11,771	25,962	23,080

Income before Federal income tax	$1,186	1,138	2,265	3,033

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009
Premiums. The ONLIC acquisition represented the majority of the increased premium revenue in 2009 compared to 2008. It is the Company’s objective to continue to build this Arkansas business as part of our Home Service Insurance segment operations.
Net Investment Income. Net investment income decreased 7.5% to $2.9 million for the three months ended June 30, 2009 compared to $3.1 million for the same period in 2008; however, it increased 1.4% from $6.2 million for the six months ended June 30, 2008 to $6.3 million in 2009. The decrease in investment income for the three months of 2009 compared to the same period in 2008 was due to the decline in interest rates on new securities purchased and an increase in call activity for fixed maturity bonds. The six month increase resulted primarily from a lawsuit settlement of $240,000 related to an Enron bond recorded to investment income and income related to the ONLIC acquired invested assets totaling $641,000, which was included in 2009 and was not in 2008.
Realized Gains (Losses), Net. Net realized gains of $1.1 million and $1.3 million for the three and six months ended June 30, 2009 were recognized related to bond sales, which resulted in gross gains of $1.4 million for the six months ended June 30, 2009. The gains were offset by realized losses of $103,000 resulting from other-than-temporary impairments recorded on ONLIC’s bond portfolio during the first quarter of 2009.
Claims and Surrenders. Claims and surrenders decreased with $4.4 million and $9.5 million recorded for the three and six month periods ended June 30, 2009 compared to $5.5 million and $10.0 million for the same periods in 2008. This decrease related to a decrease in death benefits for SPLIC and a decrease in casualty claims for SPFIC in 2009 compared to the same period in 2008.
Increase (Decrease) in Future Policy Benefit Reserves. Policy reserves increased for the three and six months ended June 30, 2009 to $1.8 million and $2.3 million compared to a decrease in 2008 of $0.9 million and $0.4 million for the same periods. The increase in 2009 included $0.4 million resulting from a correction related to ONLIC reserves caused by data issues discovered in the current quarter. The 2008 decrease in reserves reflected a manual adjustment of $1.8 million that corrected for a system lapse issue for the three months ended June 30, 2008, and the decrease for the six months included a reserve adjustment decrease of $0.8 million relating to a reserve factor error.
Other Underwriting, Acquisition and Insurance Expenses. Other underwriting, acquisition and insurance expenses increased to $4.0 million and $8.0 million for the three and six months ended June 30, 2009 compared to $3.3 million and $6.8 million for the same periods in 2008. The increase was a result of a reallocation of expenses between companies that increased the allocation to the Home Service Insurance segment.
Other Non-Insurance Enterprises
Income before Federal income tax expense for other non-insurance enterprises increased from losses of $0.2 million and $1.1 million for the three and six months ended June 30, 2008 to income of $0.1 million and $1.7 million for the same periods in 2009. Overall, other non-insurance operations are relatively immaterial to the consolidated results, except for the fair value adjustment related to the Company’s warrants. The fair value adjustment for the three and six months ended June 30, 2009 was $1.0 million and $3.1 million, which was recorded as revenue, compared to revenue of $312,000 and a loss of $191,000 recorded for the same periods in 2008. These amounts fluctuate due to the movement in the stock price and fair value calculation using the Black-Scholes valuation model.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009
The following table shows the carrying value of our investments by investment category, cash and cash equivalents, and the percentage of each to total invested assets.

	June 30, 2009		December 31, 2008
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
	(In thousands)		(In thousands)
Fixed maturity securities:
U.S. Government-sponsored corporations and U.S. Government agencies (1)	$301,798	43.9%	$295,481	46.6%
Corporate	103,657	15.1	75,375	11.8
Municipal bonds	51,500	7.5	58,105	9.2
Mortgage-backed (2)	24,350	3.6	51,907	8.2
Public utilities	19,939	2.9	4,153	0.7
Foreign governments	117	—	134	—

Total fixed maturity securities	501,361	73.0	485,155	76.5
Cash and cash equivalents	95,090	13.9	63,792	10.1
Short-term investments	2,583	0.4	2,250	0.4
Other investments:
Policy loans	31,188	4.5	28,955	4.6
Equity securities	45,880	6.7	43,000	6.8
Mortgage loans	704	0.1	339	0.1
Real estate and other long-term investments	9,901	1.4	9,553	1.5

Total cash, cash equivalents and investments	$686,707	100.0%	$633,044	100.0%

(1)
Includes U.S. Treasury securities of $15,738,000 and $14,419,000 and U.S. Government agencies and U.S. Government-sponsored corporations of $286,061,000 and $281,062,000 at June 30, 2009 and December 31, 2008, respectively.

(2)	Includes $20,351,000 and $46,371,000 of U.S. Government agencies and U.S. Government-sponsored corporations at June 30, 2009 and December 31, 2008, respectively.
The Company established a held-to-maturity portfolio during the current quarter of 2009 in accordance with the accounting guidance and management’s intent at the time of purchase of the security. The held-to-maturity portfolio as of June 30, 2009 represents 32.2% of the total fixed maturity securities owned based upon carrying values, with the remaining 67.8% classified as available-for-sale. Held-to-maturity securities are reported in the financials at amortized cost and available-for-sale securities are reported at fair value.
The Company experienced significant call volume during the first and second quarters in 2009 as market interest rates declined. Approximately 60% of the fixed maturity portfolio at June 30, 2009 is exposed to call risk. The Company has reinvested a portion of the proceeds in shorter duration corporate securities in anticipation that interest rates will rise and these future funds can be reinvested in longer term bonds yielding higher rates. As of June 30, 2009, balances held in cash and cash equivalents were higher compared to December 31, 2008 due to a time lag of reinvesting the fixed maturity securities that were called. This balance is expected to decline and be more in line with the year-end 2008 balances as these funds are reinvested in longer term fixed maturities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009
The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value.

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

AAA and U.S. Government	$351,219	70.1%	$379,547	78.2%
AA	24,995	5.0	37,263	7.7
A	76,364	15.2	56,043	11.6
BBB	44,051	8.8	7,217	1.5
BB and other	4,732	0.9	5,085	1.0

Totals	$501,361	100.0%	$485,155	100.0%

The Company’s holding of BBB bonds increased during the first six months of 2009, as the Company purchased additional public utility and industrial corporate bonds in order to shorten its portfolio duration in light of the historically low interest rates.
Other-Than-Temporary Impairment (“OTTI”) Review
Unrealized losses for all investment securities are reviewed to determine whether the losses are “other-than-temporary.” Investment securities are evaluated for OTTI at least quarterly and more frequently when economic or market conditions warrant such an evaluation. In conducting this assessment, the Company evaluates a number of factors including, but not limited to:
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
The term “other-than-temporary” is not intended to indicate that the decline in security value is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings or other comprehensive income is recognized. In the first quarter of 2009, the Company recorded other-than-temporary impairment charges relating to our bond and stock portfolios totaling $111,000 recognized in earnings. There were no OTTI charges recorded relating to the second quarter of 2009.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009
Liquidity and Capital Resources
Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.
Liquidity requirements of Citizens are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate investments to provide cash flow and did not do so during the first six months of 2009. For the first six months of 2009, the Company experienced high call volume related to fixed maturity securities totaling $253.8 million compared to $98.4 million for the first six months of 2008.
A potential liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our insurance policies, such as surrender charges, that help limit and discourage early withdrawals. Since these contractual withdrawals, as well as the level of surrenders experienced, were largely consistent with our assumptions in asset liability management, our associated cash outflows have, to date, not had an adverse impact on our overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and cash flow tests under various market interest rate scenarios are also performed annually to assist in evaluating liquidity needs and adequacy. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds.
Cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $22.0 million and $24.4 million for the six months ended June 30, 2009 and 2008, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested into fixed income securities. During the second quarter of 2009 with purchases of $161.3 million, the Company established a held-to-maturity portfolio. Net cash inflows from investment activity totaled $8.2 million for the six months ended June 30, 2009, and net cash outflows totaled $6.6 million for the six months ended June 30, 2008. The inflows from investing activities for the six months ended June 30, 2009 were a result of the significant amount of call activity that was not fully reinvested and $9.8 million in cash acquired in the Integrity Capital Corporation acquisition. The outflows from investing activities for the six months ended June 30, 2008 primarily related to the investment of excess cash and cash equivalents generated from operations.
Stockholders’ equity at June 30, 2009 was $190.1 million, compared to $171.5 million at December 31, 2008. The increase in 2009 was largely due to the issuance of $8.4 million of Class A common stock for the acquisition of ICC, income earned during the period, and a decrease in unrealized losses on investments offset by the accretion of deferred issuance costs and discounts on preferred stock.
Investments increased to $591.6 million at June 30, 2009 from $569.3 million at December 31, 2008. Fixed maturities are categorized into fixed maturities available-for-sale, which are carried in our consolidated financial statements at fair value, and fixed maturities held-to-maturity, which are carried in our consolidated financial statements at amortized cost. Fixed maturities available-for-sale were 57.5% of investments at June 30, 2009 and 85.2% at December 31, 2008. Likewise, fixed maturities held-to-maturity were 27.3% of investments at June 30, 2009. There were no securities classified as held-to-maturity at December 31, 2008.
Policy loans were $31.2 million at June 30, 2009 and $29.0 million at December 31, 2008. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 12% and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.
Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at June 30, 2009 and December 31, 2008. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we have significant risk for such a loss.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009
The National Association of Insurance Commissioners (“NAIC”) has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company’s business to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to authorized control level risk-based capital fall below 200%, a series of actions by the affected company would begin. Two of our subsidiaries fell below the minimum threshold at December 31, 2008. A capital contribution of $1.0 million was made to SPFIC during the first quarter of 2009 due to the fact that the ratio fell below 200% at December 31, 2008. A capital contribution of $1.0 million was also made to ONLIC during the first quarter of 2009 due to its ratio falling below 200% at December 31, 2008. The decline in SPFIC’s capital balance mainly resulted from hurricane losses in 2008 and an increase in operating expenses. The reduction in ONLIC’s capital balance resulted from declines in asset values of preferred and common stock holdings. The capital contributions made in the first quarter of 2009 increased the ratios and action plans have been submitted to the insurance departments. The capital balance of ONLIC was determined to be at company action level at June 30, 2009 due to continued declines relative to its investment holdings and surplus strain related to new business. The Company is in the process of submitting documents to the respective insurance departments to merge ONLIC into SPLIC. This merger is expected to resolve any capital issues.
Contractual obligations and off-balance sheet arrangements
There have been no material changes in contractual obligations from those reported at December 31, 2008 in the Company’s Form 10-K for the year ended December 31, 2008. The Company does not have off-balance sheet arrangements at June 30, 2009 and does not expect any future effects on the Company’s financials related to any such arrangements. We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions.
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
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist at June 30, 2009. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the six months ended June 30, 2009 and 2008 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. The relative stability of these assumptions and management’s analysis is discussed below.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009
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
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Management believes that our deferred policy acquisition costs and related amortization as of and for the six months ended June 30, 2009 and 2008 limits the amount of deferred costs to its estimated realizable value. This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.
Cost of Customer Relationships Acquired
Cost of Customer Relationships Acquired (“CCRA”) is set up when we purchase a block of insurance. CCRA is amortized primarily over the emerging profit of the related policies using the same assumptions as were used in computing liabilities for future policy benefits. We utilize various methods to determine the amount of the ending asset balance, including a static model and a dynamic model. Inherent in the amortization of CCRA are certain management judgments about the ending asset balance and the annual amortization. The assumptions used are based upon interest, mortality and lapses at the time of purchase.
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next thirty years. The CCRA is then evaluated utilizing reasonable assumptions. Management believes that our CCRA and related amortization is recoverable as of and for the six months ended June 30, 2009 and 2008. This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.
Goodwill
SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) requires that goodwill balances be reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in SFAS 142, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. Most of the Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments as there is no discrete financial information available for the separate components of the segment or all of the components of the segment have similar economic characteristics. As of December 31, 2008, the Company had goodwill allocated to both the Life Insurance segment as well as the Home Service Insurance segment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009
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
Additional goodwill in the amount of $254,000 was included in the first quarter of 2009. This amount related to the acquisition of ONLIC in the fourth quarter of 2008. This arose from an additional tax valuation allowance related to impairments on investments recorded in 2009, which resulted in an assumption change from the original acquisition. During the second quarter of 2009, a tax valuation allowance in the amount of $585,000 was released and reduced goodwill. Thus, goodwill was reduced in 2009 by $331,000 related to tax valuation allowances. In addition, goodwill was increased by $19,000 in the second quarter of 2009 as a result of a policy reserve omission at purchase date, which was discovered and recorded in the quarter.
Valuation of Investments in Fixed Maturity and Equity Securities
The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period.
Based upon current accounting guidance, investment securities must be classified as held-to-maturity, available-for-sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized.
The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (“OTTI”) exists pursuant to the accounting guidelines. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the Federal government or its agencies, by government-sponsored agencies, or whether downgrades by bond rating agencies have occurred, and reviews of the issuer’s financial condition.
If management determines that an investment experienced an OTTI, management must then determine the amount of OTTI to be recognized in earnings. If management does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If management intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009
The Company from time to time may dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.
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
Tax Accounting
A deferred tax asset or deferred tax liability should be recorded only if a determination is made that is more-likely-than-not that the tax treatment on which the deferred tax item depends will be sustained in the event of an audit. The determination inherently involves management’s judgment. In addition, the Company must record a tax valuation allowance with respect to deferred tax assets if it is more-likely-than-not that the tax benefit will not be realized. This valuation allowance is in essence a contra account to the deferred tax asset. Management must determine the portion of the deferred tax asset and resulting tax benefit that may not be realized based upon judgment of expected outcomes. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operations, financial condition and capital position.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General
The nature of our business exposes our investments to market risk. Market risk is the risk of loss that may occur when changes in interest rates and public equity prices adversely affect the value of our invested assets. Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the fair value of our investments. The fair value of our fixed maturity portfolio generally increases when interest rates decrease and decreases when interest rates increase.
Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised over 84.7% of our investment portfolio as of June 30, 2009. These investments are mainly exposed to changes in U.S. Treasury rates. Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 64.3% of the fixed maturities we owned at June 30, 2009 are instruments of U.S. Government-sponsored enterprises, or are backed by U.S. Government agencies.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009
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
We performed a sensitivity analysis, as of December 31, 2008, for our interest rate sensitive assets. The change in fair values of our debt and equity securities as of June 30, 2009 was within the expected range of this analysis.
Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities. The interest rate of the ten-year U.S. Treasury bond increased to 3.5% as of June 30, 2009 from 2.2%, at December 31, 2008. We continue to manage our investment portfolio in a conservative manner, and despite the current financial crisis, our unrealized losses, net of tax, decreased to $8.8 million for the six months ended June 30, 2009 on a portfolio of $501.4 million from $8.9 million at December 31, 2008 on a portfolio of $485.2 million. This primarily relates to our holdings of fixed maturities and equity securities.
There are no fixed maturities or other investments that we classify as trading instruments. At June 30, 2009 and December 31, 2008, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was only 7.8% of our total investments at June 30, 2009. Thus, we believe that potential significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

Item 4.	CONTROLS AND PROCEDURES
The Company has established disclosure controls and procedures to ensure, among other things, that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the financial reports and to the other members of the senior management and the Board of Directors.
The Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon an evaluation at the end of the period, the CEO and CFO concluded that the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
During the six months ended June 30, 2009, there have been no changes in the Company’s internal controls over financial reporting that materially affect or are reasonably likely to effect, the Company’s internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, which on March 2, 2007, reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. As a result, no class action is presently certified, and plaintiffs’ counsel is seeking to recertify the class. In order to recertify the class, the lead plaintiff must establish that he is qualified to represent the purported class and that the res judicata effect of a class action will not have a deleterious effect on the putative class members. The underlying lawsuit alleges that certain life insurance policies we made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We believe the lawsuit is without merit and intend to continue a vigorous defense in any remaining proceedings, including any class recertification. If the class is recertified, we would likely be exposed to costly and time-consuming litigation, and an adverse judgment could have a material adverse effect on our results of operations and financial condition. The case is now before the Texas District Court judge for an analysis of evidence presented to determine if it warrants recertification of a class.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009
Security Plan Fire Insurance Company (“SPFIC”) is a defendant in a suit styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007 by the state of Louisiana as subrogee/assignee of the insureds of more than 200 different insurance companies. The suit was filed to recover money that the state of Louisiana paid to certain insureds under the Louisiana Road Home Program for damages resulting from Hurricanes Katrina and Rita. The suit was removed to the United States District Court for the Eastern District of Louisiana on September 11, 2007 and appeals of the removal have been denied. In March 2009, the trial court judge dismissed all bad faith claims asserted against the defendants, including SPFIC. He also dismissed all claims for flood damage and all claims asserted under Louisiana’s Valued Policy Law. Despite the District Court’s recent rulings, the Road Home Litigation is still in the early stages of litigation, and no discovery has yet occurred. Therefore, it is not possible to evaluate how many claims relate to SPFIC, or the potential exposure to SPFIC. However, in the event of an adverse outcome, the potential exposure to SPFIC could be significant.
On November 8, 2005, SPLIC was named as a defendant in a suit styled Lilac Todd vs. Security Plan Life Insurance Company, on behalf of Lilac Todd, which alleges that SPLIC failed to pay Ms. Todd’s claim for medical expenses arising out of the loss of one of her limbs. On December 20, 2007, a Supplemental and Amended Petition for Damages was filed pursuant to which the plaintiff has asserted class action allegations. The purported class is defined as all Louisiana insureds of SPLIC whose policies contained an incontestability provision identical or similar to Ms. Todd’s policy, and whose claims were denied within 10 years of the petition filing on the basis of illnesses, injuries or diseases diagnosed or which occurred at any time preceding the incontestability. This matter is in the early stages of litigation relative to the class allegations. The Plaintiffs’ counsel has not established how many, if any, individuals are within the purported class. SPLIC intends to aggressively defend this action. However, in the event of an adverse outcome, the potential exposure to SPLIC could be significant.
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
There are no updates to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as noted below.
Unexpected losses in future reporting periods may require us to adjust the valuation allowance against our deferred tax assets.
Due to significant unrealized losses and realized OTTI losses in our investment portfolio as of December 31, 2008, we recorded a deferred tax asset (“DTA”) as of December 31, 2008, as well as established a valuation allowance of $7.7 million relative to that asset. The valuation allowance was established based on facts, circumstances and information available at the reporting date, which indicated it was more likely than not that some or all of the DTA would not be realized.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009
Currently, we evaluate our DTA quarterly for recoverability based on available evidence. This process involves management’s judgment about assumptions, which are subject to change from period to period due to tax rate changes or variances between our projected operating performance and our actual results. Ultimately, future adjustments to the DTA valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets depends on the existence of sufficient taxable income in either the carry back or carry forward periods under applicable tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operation, financial condition and capital position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
We held an annual meeting of shareholders on June 2, 2009. At the meeting, our shareholders elected all of our Class A and Class B director nominees, and there were no other persons nominated to serve on our Board. Our shareholders also ratified the appointment of Ernst & Young LLP as the independent registered public accounting firm for the Company for 2009.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009

Exhibit Number		The following exhibits are filed herewith:

10.5	(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5	(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5	(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5	(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.5	(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5	(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.5	(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5	(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5	(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.5	(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5	(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.5	(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

10.6		Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd. (i)

10.7		Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

11		Statement re: Computation of per share earnings (see financial statements)

21		Subsidiaries of the Registrant*

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2009

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed on March 31, 1999 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, on November 14, 1996 and incorporated herein by reference.

(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. 1, and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

(j)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.
By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Vice President, Chief Financial Officer, Principal Accounting Officer and Treasurer

Date: August 7, 2009

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