Form 10-Q
period 2009-09-30
CITIZENS INC
filed 2009-11-06
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of November 6, 2009, the Registrant had 48,687,093 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position
(In thousands)

	September 30,	December 31,
Assets	2009	2008
	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $335,817 and $494,034 in 2009 and 2008, respectively)	$339,290	485,155
Fixed maturities held-to-maturity, at amortized cost (fair value:$200,496 in 2009)	202,197	—
Equity securities available-for-sale, at fair value (cost: $42,414 and $42,908 in 2009 and 2008, respectively)	52,894	43,000
Mortgage loans on real estate	1,462	339
Policy loans	31,860	28,955
Real estate held for sale	3,007	4,156
Real estate held for investment (less $352 and $283 accumulated depreciation in 2009 and 2008, respectively)	6,178	4,717
Other long-term investments	74	680
Short-term investments	2,556	2,250

Total investments	639,518	569,252

Cash and cash equivalents	77,916	63,792
Accrued investment income	7,037	7,423
Reinsurance recoverable	12,059	13,241
Deferred policy acquisition costs	113,656	109,114
Cost of customer relationships acquired	35,385	33,805
Goodwill	16,809	15,687
Other intangible assets	1,088	1,073
Federal income tax receivable	—	2,090
Property and equipment, net	6,151	6,466
Due premiums, net (less $1,493 and $2,217 allowance for doubtful accounts in 2009 and 2008, respectively)	8,152	8,958
Prepaid expenses	1,079	454
Other assets	970	921

Total assets	$919,820	832,276

(Continued)
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position, Continued
(In thousands, except share amounts)

	September 30,	December 31,
Liabilities and Stockholders’ Equity	2009	2008
	(Unaudited)
Liabilities:
Future policy benefit reserves:
Life insurance	$580,013	547,621
Annuities	36,585	34,025
Accident and health	6,734	7,442
Dividend accumulations	5,550	4,795
Premiums paid in advance	19,571	18,566
Policy claims payable	9,936	9,318
Other policyholders’ funds	7,974	7,929

Total policy liabilities	666,363	629,696
Commissions payable	1,893	2,350
Federal income tax payable	727	—
Deferred Federal and state income tax	7,060	3,951
Payable for securities in process of settlement	13,793	—
Warrants outstanding	1,892	4,973
Other liabilities	12,637	12,052

Total liabilities	704,365	653,022

Commitments and contingencies (Notes 8 and 10)
Cumulative convertible preferred stock — Series A (Series A-1 - $1,000 stated value per share, 6,250 shares authorized, issued and outstanding in 2008; Series A-2 - $935 stated value per share, 5,000 shares authorized, 4,014 issued and outstanding in 2008)	—	7,713

Stockholders’ Equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 51,822,831 shares issued in 2009 and 48,781,753 shares issued in 2008, including shares in treasury of 3,135,738 in 2009 and 2008	256,703	240,511
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2009 and 2008	3,184	3,184
Retained deficit	(46,091)	(55,432)
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax	12,670	(5,711)

	226,466	182,552
Treasury stock, at cost	(11,011)	(11,011)

Total stockholders’ equity	215,455	171,541

Total liabilities and stockholders’ equity	$919,820	832,276

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended September 30,
(In thousands, except per share amounts)
(Unaudited)

	2009	2008
Revenues:
Premiums:
Life insurance	$34,589	32,837
Accident and health insurance	371	384
Property insurance	1,192	820
Net investment income	7,413	7,543
Realized gains (losses), net	1,006	(226)
Increase in fair value of warrants	—	(1,483)
Other income	273	288

Total revenues	44,844	40,163

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	14,494	13,855
Increase in future policy benefit reserves	10,305	10,214
Policyholders’ dividends	1,827	1,636

Total insurance benefits paid or provided	26,626	25,705

Commissions	8,435	8,819
Other underwriting, acquisition and insurance expenses	6,772	7,312
Capitalization of deferred policy acquisition costs	(5,306)	(5,712)
Amortization of deferred policy acquisition costs	4,303	3,861
Amortization of cost of customer relationships acquired and other intangibles	946	676

Total benefits and expenses	41,776	40,661

Income (loss) before Federal income tax	3,068	(498)
Federal income tax expense	820	316

Net income (loss)	$2,248	(814)

Net income (loss) applicable to common stockholders	$2,091	(1,604)

Per Share Amounts:
Basic and diluted earnings (loss) per share of Class A common stock	$0.04	(0.04)

Basic and diluted earnings (loss) per share of Class B common stock	$0.02	(0.02)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Nine Months Ended September 30,
(In thousands, except per share amounts)
(Unaudited)

	2009	2008
Revenues:
Premiums:
Life insurance	$101,858	97,178
Accident and health insurance	1,135	1,178
Property insurance	3,501	3,559
Net investment income	21,733	22,487
Realized gains (losses), net	2,827	(210)
Decrease (increase) in fair value of warrants	3,081	(1,674)
Other income	796	852

Total revenues	134,931	123,370

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	44,254	41,663
Increase in future policy benefit reserves	28,021	24,944
Policyholders’ dividends	4,742	4,590

Total insurance benefits paid or provided	77,017	71,197

Commissions	25,462	25,906
Other underwriting, acquisition and insurance expenses	21,889	21,243
Capitalization of deferred policy acquisition costs	(16,257)	(16,876)
Amortization of deferred policy acquisition costs	11,715	11,529
Amortization of cost of customer relationships acquired and other intangibles	2,630	2,155

Total benefits and expenses	122,456	115,154

Income before Federal income tax	12,475	8,216
Federal income tax expense	3,134	3,303

Net income	$9,341	4,913

Net income applicable to common stockholders	$6,836	3,112

Per Share Amounts:
Basic earnings per share of Class A common stock	$0.14	0.07

Basic earnings per share of Class B common stock	$0.07	0.04

Diluted earnings per share of Class A common stock	$0.09	0.07

Diluted earnings per share of Class B common stock	$0.04	0.04

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(In thousands)
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income	$9,341	4,913
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gains) losses on sale of investments and other assets	(2,827)	210
Net deferred policy acquisition costs	(4,542)	(5,347)
Amortization of cost of customer relationships acquired and other intangibles	2,630	2,155
(Decrease) increase in fair value of warrants	(3,081)	1,674
Depreciation	908	827
Amortization of premiums and discounts on fixed maturities and short-term investments	1,466	216
Deferred Federal income tax (benefit) expense	(819)	2,562

Change in:
Accrued investment income	434	887
Reinsurance recoverable	1,258	456
Due premiums and other receivables	856	591
Future policy benefit reserves	27,171	21,372
Other policyholders’ liabilities	1,187	7,911
Federal income tax receivable (payable)	2,827	(2,557)
Commissions payable and other liabilities	58	95
Other, net	(583)	(1,270)

Net cash provided by operating activities	36,284	34,695

Cash flows from investing activities:
Purchase of fixed maturities, held-to-maturity	(202,286)	—
Sale of fixed maturities, available-for-sale	72,148	237
Maturity and calls of fixed maturities, available-for-sale	276,058	130,800
Purchase of fixed maturities, available-for-sale	(174,931)	(126,514)
Sale of equity securities, available-for-sale	1,184	—
Purchase of equity securities, available-for-sale	(476)	(23,984)
Principal payments on mortgage loans	24	27
Mortgage loans funded	(170)	(115)
Increase in policy loans	(2,905)	(1,944)
Sale of other long-term investments and property and equipment	406	178
Purchase of other long-term investments and property and equipment	(2,172)	(868)
Maturity of short-term investments	2,250	18,000
Purchase of short-term investments	(2,604)	(7,923)
Cash acquired in acquisition	9,770	—

Net cash used in investing activities	(23,704)	(12,106)

(Continued)
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30,
(In thousands)
(Unaudited)

	2009	2008
Cash flows from financing activities:
Warrants exercised	$69	55
Series A-1 Preferred Stock capital contribution	—	1,125
Annuity deposits	3,990	1,862
Annuity withdrawals	(2,515)	(1,084)

Net cash provided by financing activities	1,544	1,958

Net increase in cash and cash equivalents	14,124	24,547
Cash and cash equivalents at beginning of period	63,792	21,123

Cash and cash equivalents at end of period	$77,916	45,670

Supplemental disclosures of operating activities:
Cash paid during the period for income taxes	$1,125	3,298

Supplemental Disclosure of Non-Cash Investing Activities:
On February 27, 2009, the Company acquired Integrity Capital Corporation (“ICC”) for 1,294,000 shares of Class A common stock with a fair value of $8.4 million. CICA Life Insurance Company of America held a 13% interest in ICC prior to the acquisition with a carrying value of $551,000, making the total non-cash acquisition price approximately $9.0 million.
In the third quarter of 2009, the Company sold two parcels of real estate and made mortgage loans totaling $977,000.
Supplemental Disclosures of Non-Cash Financing Activities:
Dividends on the Company’s Series A-1 Convertible Preferred Stock, issued in 2004, and Series A-2 Convertible Preferred Stock, issued in 2005, were paid by the Company through the issuance of Class A common stock to the preferred shareholders in the amounts of $216,000 and $514,000 for the first nine months of 2009 and 2008, respectively. Accretion of deferred issuance costs and discounts on the Convertible Preferred Stock recorded as a deduction to Class A common stock during the first nine months of 2009 and 2008 was $2.3 million and $1.3 million, respectively.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
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
The consolidated statements of financial position for September 30, 2009, the consolidated statements of operations for the three and nine-month periods ended September 30, 2009 and 2008, and the consolidated statements of cash flows for the nine-month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2009, and for comparative periods, have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year.
The Company completed its acquisition of ICC in exchange for 1,294,000 shares of its Class A common stock in the first quarter of 2009. ICC is the parent of ICIC, an Indiana life insurance company. The transaction was valued at $9.0 million on the closing date of February 27, 2009.
During the third quarter of 2009, the Company discovered an overstatement of ICIC’s policyholder dividend liability that existed at the February 27, 2009 acquisition date in the amount of $328,000. The correction of this error, net of tax of $115,000, was recognized as a reduction of goodwill of $213,000.
A purchase price accounting adjustment was recorded as of June 30, 2009 to increase policy reserves by $307,000 and increase cost of insurance acquired (“COIA”) by $326,000, due to the discovery of additional policy reserve items during the conversion of ONLIC, which were missing at acquisition The difference of $19,000 was recorded as a reduction of goodwill. ONLIC was acquired during the fourth quarter of 2008 and was fully converted to the Company’s internal system in the third quarter of 2009.
Certain amounts presented in prior years have been reclassified to conform to the current presentation.
(2) Accounting Pronouncements
Accounting Standards Recently Adopted
Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles. The historical U.S. GAAP hierarchy was eliminated and the ASC became the only level of authoritative U.S. GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2009
(Unaudited)
On June 30, 2009, in our consolidated financial statements, we adopted the provisions of a new accounting standard relating to subsequent events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The standard defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and nonrecognized subsequent events, which provide evidence about conditions that did not exist as of the balance sheet date, but arose after that date. Recognized subsequent events are required to be recognized in the financial statements, and certain nonrecognized subsequent events are required to be disclosed. The Standard also requires the disclosure of the date through which an entity has evaluated subsequent events. (See Note 12 for disclosure of subsequent events.)
On June 30, 2009, we adopted an update to accounting standards for disclosures about the fair value of financial instruments, which requires publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements.
On January 1, 2009, we adopted an update to existing accounting standards for business combinations. The update, which retains the underlying concepts of the original standard in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, changes the method of applying the acquisition method in a number of ways. Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued a further update in relation to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the previous guidance to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with standards and guidance on accounting for contingencies and reasonable estimation of the amount of a loss. Further, this update eliminated the specific subsequent accounting guidance for contingent assets and liabilities, without significantly revising the original guidance. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value. These updates are effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of these updates for business combinations with an acquisition date on or after January 1, 2009 and these adoptions did not have a material effect on the Company’s consolidated financial statements. There were no noncontrolling interests in the ICC acquisition.
On January 1, 2009, we adopted without material impact on our consolidated financial statements the provisions of the fair value measurement accounting standard related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.
In April 2009, the FASB further updated the fair value measurement standard to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This update re-emphasizes that, regardless of market conditions, the fair value measurement is an exit price concept as defined in the original standard. It clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this update does not include assets and liabilities measured under Level 1 inputs. We adopted this update on June 30, 2009 prospectively to all fair value measurements as appropriate without material impact on our consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2009
(Unaudited)
Accounting Standards Not Yet Adopted
In August 2009, the FASB further updated the fair value measurement guidance to clarify how an entity should measure liabilities at fair value. The update reaffirms fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions. However, identical liabilities traded in the active market should be used when available. When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. We adopted the provisions of this update for fair value measurements of liabilities effective October 1, 2009, and its adoption did not have a material impact on our consolidated financial statements.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2009
(Unaudited)
Below is a summary of the segment information for the three and nine month periods ended September 30, 2009 and 2008.

	Three Months Ended September 30, 2009
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$25,795	10,357	—	36,152
Net investment income	4,232	3,126	55	7,413
Realized gains, net	650	356	—	1,006
Other income	108	20	145	273

Total revenue	30,785	13,859	200	44,844

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,035	4,459	—	14,494
Increase in future policy benefit reserves	8,850	1,455	—	10,305
Policyholders’ dividends	1,809	18	—	1,827

Total insurance benefits paid or provided	20,694	5,932	—	26,626

Commissions	4,827	3,608	—	8,435
Other underwriting, acquisition and insurance expenses	2,563	3,588	621	6,772
Capitalization of deferred policy acquisition costs	(3,975)	(1,331)	—	(5,306)
Amortization of deferred policy acquisition costs	3,757	546	—	4,303
Amortization of cost of customer relationships acquired and other intangibles	397	549	—	946

Total benefits and expenses	28,263	12,892	621	41,776

Income (loss) before Federal income tax	$2,522	967	(421)	3,068

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2009
(Unaudited)

	Nine Months Ended September 30, 2009
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$75,570	30,924	—	106,494
Net investment income	12,196	9,396	141	21,733
Realized gains, net	1,068	1,682	77	2,827
Decrease in fair value of warrants	—	—	3,081	3,081
Other income	267	84	445	796

Total revenue	89,101	42,086	3,744	134,931

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	30,259	13,995	—	44,254
Increase in future policy benefit reserves	24,258	3,763	—	28,021
Policyholders’ dividends	4,687	55	—	4,742

Total insurance benefits paid or provided	59,204	17,813	—	77,017

Commissions	14,531	10,931	—	25,462
Other underwriting, acquisition and insurance expenses	7,873	11,577	2,439	21,889
Capitalization of deferred policy acquisition costs	(12,227)	(4,030)	—	(16,257)
Amortization of deferred policy acquisition costs	10,677	1,038	—	11,715
Amortization of cost of customer relationships acquired and other intangibles	1,105	1,525	—	2,630

Total benefits and expenses	81,163	38,854	2,439	122,456

Income before Federal income tax	$7,938	3,232	1,305	12,475

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2009
(Unaudited)

	Three Months Ended September 30, 2008
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$24,634	9,407	—	34,041
Net investment income	4,309	3,072	162	7,543
Realized losses, net	(223)	(3)	—	(226)
Increase in fair value of warrants	—	—	(1,483)	(1,483)
Other income	89	1	198	288

Total revenue	28,809	12,477	(1,123)	40,163

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	8,644	5,211	—	13,855
Increase in future policy benefit reserves	8,335	1,879	—	10,214
Policyholders’ dividends	1,618	18	—	1,636

Total insurance benefits paid or provided	18,597	7,108	—	25,705

Commissions	5,206	3,613	—	8,819
Other underwriting, acquisition and insurance expenses	2,813	3,947	552	7,312
Capitalization of deferred policy acquisition costs	(4,526)	(1,186)	—	(5,712)
Amortization of deferred policy acquisition costs	3,500	361	—	3,861
Amortization of cost of customer relationships acquired and other intangibles	209	467	—	676

Total benefits and expenses	25,799	14,310	552	40,661

Income (loss) before Federal income tax	$3,010	(1,833)	(1,675)	(498)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2009
(Unaudited)

	Nine Months Ended September 30, 2008
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$72,584	29,331	—	101,915
Net investment income	12,519	9,255	713	22,487
Realized gains (losses), net	(220)	(8)	18	(210)
Increase in fair value of warrants	—	—	(1,674)	(1,674)
Other income	245	12	595	852

Total revenue	85,128	38,590	(348)	123,370

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	26,462	15,201	—	41,663
Increase in future policy benefit reserves	23,430	1,514	—	24,944
Policyholders’ dividends	4,533	57	—	4,590

Total insurance benefits paid or provided	54,425	16,772	—	71,197

Commissions	15,136	10,770	—	25,906
Other underwriting, acquisition and insurance expenses	8,020	10,791	2,432	21,243
Capitalization of deferred policy acquisition costs	(13,017)	(3,859)	—	(16,876)
Amortization of deferred policy acquisition costs	10,038	1,491	—	11,529
Amortization of cost of customer relationships acquired and other intangibles	730	1,425	—	2,155

Total benefits and expenses	75,332	37,390	2,432	115,154

Income (loss) before Federal income tax	$9,796	1,200	(2,780)	8,216

(4) Total Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Net income (loss)	$2,248	(814)	9,341	4,913

Other comprehensive income (loss) net of effects of deferred acquisition costs and taxes:
Unrealized gains (losses) on available-for-sale securities	16,963	(19,870)	22,614	(29,514)
Tax benefit (expense)	(3,678)	6,954	(4,233)	10,330

Other comprehensive income (loss)	13,285	(12,916)	18,381	(19,184)

Total comprehensive income (loss)	$15,533	(13,730)	27,722	(14,271)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2009
(Unaudited)
(5) Earnings Per Share
The following tables sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,
	2009	2008
	(In thousands, except per share amounts)

Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$2,248	(814)
Less: Preferred stock dividends	(13)	(171)
Accretion of deferred issuance costs and discounts on preferred stock	(144)	(619)

Net income (loss) available to common stockholders	$2,091	(1,604)

Net income (loss) allocated to Class A common stock	$2,070	(1,585)
Net income (loss) allocated to Class B common stock	21	(19)

Net income (loss) available to common stockholders	$2,091	(1,604)

Denominator:
Weighted average shares of Class A outstanding — basic and diluted	48,441	43,198
Weighted average shares of Class B outstanding — basic and diluted	1,002	1,002

Total weighted average shares outstanding — basic and diluted	49,443	44,200

Basic and diluted earnings (loss) per share of Class A common stock	$0.04	(0.04)

Basic and diluted earnings (loss) per share of Class B common stock	$0.02	(0.02)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2009
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$9,341	4,913
Less: Preferred stock dividends	(216)	(514)
Accretion of deferred issuance costs and discounts on preferred stock	(2,289)	(1,287)

Net income available to common stockholders	$6,836	3,112

Net income allocated to Class A common stock	$6,764	3,076
Net income allocated to Class B common stock	72	36

Net income available to common stockholders	$6,836	3,112

Denominator:
Weighted average shares of Class A outstanding — basic and diluted	47,177	43,121
Weighted average shares of Class B outstanding — basic and diluted	1,002	1,002

Total weighted average shares outstanding — basic and diluted	$48,179	44,123

Basic earnings per share of Class A common stock	$0.14	0.07

Basic earnings per share of Class B common stock	$0.07	0.04

Diluted earnings per share of Class A common stock	$0.09	0.07

Diluted earnings per share of Class B common stock	$0.04	0.04

As discussed in Note 9, on July 13, 2009, the Series A-1 and A-2 Convertible Preferred Stock was converted to Class A common stock. For the three and nine month periods ended September 30, 2008, the effects of Series A-1 and A-2 Convertible Preferred Stock were anti-dilutive; therefore, diluted income per share is reported the same as basic income per share. The Series A-1 and A-2 Convertible Preferred Stock was anti-dilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the three and nine months ended September 30, 2009 and 2008 per Class A common stock share obtainable on conversion exceeds basic income per share available to common stockholders. For the three and nine months ended September 30, 2009, certain warrants on the Convertible Preferred Stock became dilutive. As such, the diluted weighted average shares of Class A common stock outstanding for the period was 47,204,000. Total diluted weighted average shares was 48,206,000. The warrants were anti-dilutive for the three and nine months ended September 30, 2008.
(6) Investments

Investments are an integral part of the Company’s overall insurance operations. We maintain a conservative investment philosophy with investment purchases primarily in high quality investment grade securities that provide a secure return to meet cash flow requirements related to our insurance business. Approximately 93% of our investment holdings are in fixed maturity and equity securities as of September 30, 2009. The equity securities were purchased to diversify our overall investment holdings.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2009
(Unaudited)
The following tables represent gross unrealized gains and losses for fixed maturity securities for the periods indicated.

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
U.S. Treasury securities	$11,134	1,913	—	13,047
U.S. Government-sponsored enterprises	151,134	549	(739)	150,944
Securities issued by states and political subdivisions	50,349	1,004	(2,564)	48,789
Securities issued by foreign governments	105	21	—	126
Public utilities	24,529	619	(324)	24,824
Corporate	78,778	3,640	(1,377)	81,041
Securities not due at a single maturity date	19,788	776	(45)	20,519

Total available-for-sale securities	335,817	8,522	(5,049)	339,290
Held-to-maturity securities:
U.S. Government-sponsored enterprises	202,197	505	(2,206)	200,496

Total fixed maturities	$538,014	9,027	(7,255)	539,786

Total equity securities	$42,414	10,424	(56)	52,894

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available-for-sale securities:
U.S. Treasury securities	$11,306	3,113	—	14,419
U.S. Government-sponsored enterprises	280,434	1,128	(500)	281,062
Securities issued by states and political subdivisions	64,152	156	(6,203)	58,105
Securities issued by foreign governments	105	29	—	134
Public utilities	4,231	22	(100)	4,153
Corporate	83,089	1,112	(8,826)	75,375
Securities not due at a single maturity date	50,717	1,564	(374)	51,907

Total fixed maturities	$494,034	7,124	(16,003)	485,155

Total equity securities	$42,908	92	—	43,000

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2009
(Unaudited)
The tables below present the fair values and gross unrealized losses of fixed maturities that have remained in a continuous unrealized loss position for the periods indicated.

	September 30, 2009
	Less than 12 months			Greater than 12 months			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(In thousands, except for # of securities)
Available-for-sale securities:
U.S. Government—sponsored enterprises	$68,786	(711)	110	4,192	(28)	3	72,978	(739)	113
Security issued by states and political subdivisions	—	—	—	15,291	(2,564)	15	15,291	(2,564)	15
Public utilities	—	—	—	4,815	(324)	2	4,815	(324)	2
Corporate	2,587	(160)	8	14,466	(1,217)	9	17,053	(1,377)	17
Securities not due at a single maturity date	—	—	—	1,413	(45)	10	1,413	(45)	10

Total available-for-sale	71,373	(871)	118	40,177	(4,178)	39	111,550	(5,049)	157
Held-to-maturity securities:
U.S. Government—sponsored enterprises	134,692	(2,206)	53	—	—	—	134,692	(2,206)	53

Total fixed maturities	$206,065	(3,077)	171	40,177	(4,178)	39	246,242	(7,255)	210

	December 31, 2008
	Less than 12 months			Greater than 12 months			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(In thousands, except for # of securities)
Available-for-sale securities:
U.S. Government—sponsored enterprises	$18,680	(265)	14	11,256	(235)	11	29,936	(500)	25
Security issued by states and political subdivisions	32,389	(2,827)	39	21,492	(3,376)	23	53,881	(6,203)	62
Public utilities	—	—	—	1,915	(100)	1	1,915	(100)	1
Corporate	20,509	(2,170)	51	32,965	(6,656)	19	53,474	(8,826)	70
Securities not due at a single maturity date	118	(8)	3	11,629	(366)	24	11,747	(374)	27

Total fixed maturities	$71,696	(5,270)	107	79,257	(10,733)	78	150,953	(16,003)	185

As of September 30, 2009, the Company had 39 securities in an unrealized loss position for greater than 12 months, which were primarily municipal, corporate and mortgage-backed securities. The Company has reviewed these securities and determined that no other-than-temporary impairment exists. The Company also asserts its intent and ability to hold these securities until the price recovers or they mature.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2009
(Unaudited)
The amortized cost and fair value of fixed maturity securities at September 30, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Amortized	Fair
	Cost	Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$7,199	7,398
Due after one year through five years	42,272	42,673
Due after five years through ten years	25,724	26,370
Due after ten years	240,834	242,330

Total available-for-sale securities	316,029	318,771
Held-to-maturity securities:
Due after ten years	202,197	200,496
Securities not due at a single maturity date	19,788	20,519

Total fixed maturities	$538,014	539,786

The securities not due at a single maturity date are primarily mortgage-backed obligations of U.S. Government corporations and agencies.
The Company uses the specific identification method related to security sales. There were no securities sold from the held-to-maturity portfolio during the nine months ended September 30, 2009 or 2008. Proceeds and gross realized gains (losses) from sales of fixed maturities available-for-sale for the nine months ended September 30, 2009 and 2008 are summarized as follows:

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)

Proceeds	$72,148	—

Gross realized gains	$2,720	—

Gross realized losses	$—	—

Proceeds and gross realized gains (losses) from sales of equity securities for the nine months ended September 30, 2009 and 2008 are summarized as follows:

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)

Proceeds	$1,184	—

Gross realized gains	$219	—

Gross realized losses	$—	—

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2009
(Unaudited)
(7) Fair Value Measurements
As defined in the current accounting guidance, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We hold available-for-sale fixed maturity and equity securities, which are carried at fair value.
Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Current accounting guidance requires all assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:
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
Level 2 includes those financial instruments that are valued by independent pricing services or broker quotes. These models are primarily industry-standard models that consider various inputs, such as interest rates, credit spreads and foreign exchange rates for the underlying financial instruments. All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include corporate fixed maturity securities, U.S. Government-sponsored enterprise securities, municipal securities, certain mortgage and asset-backed securities , and warrants.
Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on, or corroborated by, readily available market information. This category consists of two private placement mortgage-backed securities where we cannot corroborate the significant valuation inputs with market observable data.
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	September 30, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Fixed maturities available-for-sale and short-term investments	$341,846	13,047	328,200	599
Equity securities available-for-sale	52,894	52,894	—	—

Total financial assets at fair value	$394,740	65,941	328,200	599

Financial Liabilities:
Warrants outstanding	$1,892	—	1,892	—

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2009
(Unaudited)
The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

September 30, 2009
(In thousands)

Beginning balance at December 31, 2008	$654
Total realized and unrealized losses:
Included in net income	—
Included in other comprehensive income	(16)
Principal paydowns	(39)
Transfer in and (out) of Level 3	—

Ending balance at September 30, 2009	$599

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.
The Company has real estate held for sale that is valued at fair value on a non-recurring basis, using Level 2 independent appraisals, in the amount of $3.0 million, at September 30, 2009.
Valuation Related to Fair Value
Fixed maturity securities, available-for-sale. At September 30, 2009, the fixed maturities valued using an independent pricing source totaled $328.2 million for Level 2 assets and comprised 83.1% of total reported fair value. Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding. The valuations are reviewed and validated quarterly through random testing by comparisons to independent pricing models, other third party pricing services, and back tested to recent trades.
For the nine months ended September 30, 2009, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.
Equity securities, available-for-sale. Fair values of these securities are based upon quoted market price and are classified as Level 1 assets.
Cash and cash equivalents and Short-term investment. The carrying amounts for cash and cash equivalents reflect the assets’ fair values. The fair values for short-term investments are determined based on quoted market prices. These assets are classified as Level 1.
Warrants outstanding. Fair value of our warrants are based upon industry standard models that consider various observable inputs and are classified as Level 2.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2009
(Unaudited)
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

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$202,197	200,496	—	—
Mortgage loans	1,462	1,400	339	370
Policy loans	31,860	31,860	28,955	28,955
Cash and cash equivalents	77,916	77,916	63,792	63,792

Financial liabilities:
Annuities	36,585	32,877	34,025	29,107
Fair values for fixed income securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.
Mortgage loans are secured principally by residential and commercial properties. Weighted average interest rates for these loans were approximately 6.8% and 8.2% per year as of September 30, 2009 and December 31, 2008, respectively, with maturities ranging from one to thirty years. Management estimated the fair value using an annual interest rate of 6.25% at September 30, 2009 and December 31, 2008.
Policy loans have a weighted average annual interest rate of 7.6% as of September 30, 2009 and December 31, 2008, and have no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies that we have in force and cannot be valued separately and are not marketable; therefore, a fair value is not calculated.
For cash and cash equivalents, accrued investment income, reinsurance recoverable, other assets, Federal income tax payable and receivable, dividend accumulations, commissions payable, amounts held on deposit, and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.
The fair value of the Company’s liabilities under annuity contract policies were estimated at September 30, 2009 using December 31, 2008 discounted cash flows using a risk free rate plus a component for non-performance risk and interest rate risk. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2009
(Unaudited)
(8) Legal Proceedings
We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., and Harold E. Riley v. Fernando Hakim Daccach, in which a class was originally certified by the trial court and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, which on March 2, 2007, reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. As a result, no class action is presently certified, and plaintiffs’ counsel is seeking to recertify the class. In order to recertify the class, the lead plaintiff must establish that he is qualified to represent the purported class and that the res judicata effect of a class action will not have a deleterious effect on the putative class members. The underlying lawsuit alleges that certain life insurance policies we made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We believe the lawsuit is without merit and intend to continue a vigorous defense in any remaining proceedings, including any class recertification. If the class is recertified, we would likely be further exposed to costly and time-consuming litigation, and an adverse judgment could have a material adverse effect on our results of operations and financial condition. The case is now before the Texas District Court judge for an analysis of evidence presented to determine if it warrants recertification of a class.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2009
(Unaudited)
(9) Convertible Preferred Stock
In July 2004, the Company completed a private placement of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to four unaffiliated institutional investors. We also issued to the investors warrants to purchase shares of our Class A common stock, at an exercise price of $6.95 per share, and unit warrants to purchase Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”). The conversion, exercise and redemption prices, along with the number of shares and warrants, have been adjusted for stock dividends paid on December 31, 2004 and on December 30, 2005.
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
(10) Reinsurance
In the normal course of business, the Company reinsures portions of certain policies that we underwrite to limit disproportionate risks. We retain varying amounts of individual insurance up to a maximum retention of $100,000 on any life. The Company also reinsures 100% of our accidental death benefit rider coverage. Catastrophe reinsurance is in place for our property policies and provides $10,000,000 of coverage above a $500,000 deductible. Our health insurance policies are substantially all reinsured on a 100% coinsurance basis. We remain contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.
During the current quarter, the Company added a new reinsurer to assume a percentage of the reinsurance risk over $100,000 to diversify risk over several reinsurers. The Company now has three reinsurance companies to share risks exceeding our retention on any life.
(11) Income Taxes
The Company recognized an additional valuation allowance of $1,799,000 in the first quarter of 2009 due to deferred tax assets generated by other-than-temporary impairments on investment securities recorded in the quarter and additional unrealized losses that occurred on the equity portfolio. Of this amount, $135,000 was recorded as tax expense, $1,410,000 was recorded in other comprehensive loss, and $254,000 was recorded as additional goodwill from the 2008 acquisition of ONLIC. During the second quarter of 2009, $2,833,000 of the valuation allowance was released due primarily to unrealized gains arising during the quarter in the stock portfolio. Additionally, $585,000 of the valuation allowance, related to ONLIC’s stock portfolio, was released and reduced goodwill. During the third quarter of 2009, $2,258,000 of the valuation allowance was released, primarily from unrealized gains arising during the quarter in the stock portfolio. Additionally, another $213,000 of the valuation allowance was set up in the third quarter and increased goodwill of ONLIC. The net reduction of goodwill related to tax adjustments for the year to date was $118,000.
(12) Subsequent Events
Management has evaluated subsequent events through November 6, 2009, which is the date that the Company’s financial statements were filed with the Securities and Exchange Commission. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements other than as noted below.
The Company has obtained appropriate state insurance regulatory approval to merge ONLIC into SPLIC effective October 1, 2009. This merger will consolidate the final expense and home service operations into one company.
In September of 2009, the Company entered into an asset purchase agreement to sell Funeral Homes of America for $600,000 in cash. The sale was completed on October 30, 2009.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2009

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”), including, without limitation, statements specifically identified as forward-looking statements within this document. Many of these statements contain risk factors as well. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with the approval of the Company, which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of our plans and objectives by our management or Board of Directors including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “could,” “expects,” “intends,” “targeted,” “may,” “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause the Company’s future results to differ materially from expected results include, but are not limited to:
•	Changes in foreign and U.S. general economic conditions, including the performance of financial markets and interest rates;

•	Changes in consumer behavior, which may affect the Company’s ability to sell its products and retain business;

•	The timely development of and acceptance of new products of the Company and perceived overall value of these products and services by existing potential customers;

•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing the Company’s products;

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company’s products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Our success at managing risks involved in the foregoing; and

•	The “risk factors” disclosed herein, as well as other risk factors disclosed previously and from time to time in our filings with the Securities and Exchange Commission.
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
September 30, 2009
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

•	ordinary whole life insurance policies to middle income households in the midwest and the southern United States through independent marketing consultants; and

•	final expense and limited liability property policies to middle and lower income households in Louisiana and Arkansas through employee and independent agents in our home service distribution channel.
The Company reported earnings, net of tax, of $2.2 million and $9.3 million for the three and nine months ended September 30, 2009. Total revenues of $44.8 million and $134.9 million were recorded for the three and nine months ended September 30, 2009. Assets totaled $919.6 million as of September 30, 2009.
Life Insurance. For more than 30 years, CICA and its predecessors have participated in the foreign marketplace through the issuance of U.S. Dollar-denominated ordinary whole life insurance to foreign nationals. Traditionally, this market has focused on the top 3-5% of the population of a country in terms of income and net worth. Over the years, however, there has been a shift to encompass a broader spectrum of the population, as upper middle classes develop in Latin America and the Pacific Rim. We make our insurance products available using third-party marketing organizations and independent marketing consultants. We received applications from 28 countries outside of the U.S. in the first nine months of 2009. Historically, the majority of our international business has come from Latin America; however, the Pacific Rim now represents a meaningful source of new business.
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
The Company entered the Home Service business in 2004 with the acquisition of SPLIC and SPFIC. The acquisition of ONLIC in 2008 broadened the Home Service business into Arkansas. ONLIC was merged into SPLIC in October of 2009. The Company intends to continue to expand this segment through sales promotion and potential future acquisitions.
Marketplace Conditions and Trends
Described below are some of the significant trends affecting the life insurance industry and the possible effects they may have on our future operations.
•	The global recession has had an adverse impact on our insurance policy sales. We anticipate new insurance policy sales will be at lower levels until such time as the global economy recovers.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2009
•
We are exposed to a variety of risks, including the current market conditions as well as the credit crisis, the current recession and corresponding potential changes in the fair value of our investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in the current market and changes in the fair value of our investments.

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

Recent Acquisition
The Company completed its acquisition ICC in exchange for 1,294,000 shares of Class A common stock in the first quarter of 2009. ICC is the parent of ICIC, an Indiana life insurance company. The transaction was valued at $9.0 million on February 27, 2009, the closing date.
Consolidated Results of Operations
The following tables sets forth our consolidated net income and loss for the periods indicated:

			Net Income (Loss)
Three Months Ended	Net Income (Loss)	Basic Earnings (Loss)	Increase (Decrease)
September 30,	(in thousands)	per Class A Share	from Previous Year
2009	$2,248	$0.04	376.2%
2008	(814)	(0.04)	(117.5)

			Net Income
Nine Months Ended	Net Income	Basic Earnings	Increase (Decrease)
September 30,	(in thousands)	per Class A Share	from Previous Year
2009	$9,341	$0.14	90.1%
2008	4,913	0.07	(53.8)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2009
Revenues: Total revenues for the three and nine months ended September 30, 2009 increased 11.7% and 9.4% over the same periods in 2008 due primarily to increases in life insurance premiums, realized gains on investments and the adjustment in fair value of the Company’s warrants. Total revenues excluding fair value adjustments of warrants outstanding increased 7.7% and 5.4% for the three and nine months ended September 30, 2009 compared to the same periods in 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Revenues:
Premiums:
Life insurance	$34,589	32,837	101,858	97,178
Accident and health insurance	371	384	1,135	1,178
Property insurance	1,192	820	3,501	3,559
Net investment income	7,413	7,543	21,733	22,487
Realized gains (losses), net	1,006	(226)	2,827	(210)
Decrease (increase) in fair value of warrants	—	(1,483)	3,081	(1,674)
Other income	273	288	796	852

Total revenues	44,844	40,163	134,931	123,370
Exclude increase (decrease) in fair value of warrants	—	1,483	(3,081)	1,674

Total revenues excluding fair value adjustments of warrants outstanding	$44,844	41,646	131,850	125,044

Premium Income. Premium income increased for the three and nine months ended September 30, 2009 to $36.2 million and $106.5 million from $34.0 million and $101.9 million for the same period in 2008. The increase in 2009 was due primarily to an increase in renewal premiums totaling $31.3 million and $93.1 million for the three and nine months ended September 30, 2009 compared to $29.9 million and $86.4 million for the same periods in 2008. In addition, approximately $0.9 million and $2.7 million of premium income for the three and nine months ended September 30, 2009 related to the acquisitions ICIC and ONLIC, which were not included in the first nine months of 2008.
Net Investment Income. Net investment income decreased to $7.4 million and $21.7 million for the three and nine months ended September 30, 2009 compared to $7.5 million and $22.5 million during the same period in 2008. The decrease in 2009 resulted from increased call activity on the fixed maturity securities portfolio due to the low interest rate environment, as well as the lower reinvestment rates available, which depressed the net investment income in 2009 compared to 2008. Investment income from fixed maturity securities accounted for approximately 81% of total investment income for the nine months ended September 30, 2009. We continue to invest primarily in bonds of U.S. Government-sponsored enterprises, such as FNMA and FHLMC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2009
Investment income related to equity securities increased from $187,000 and $485,000 for the three and nine months ended September 30, 2008 to $254,000 and $803,000 for the same periods in 2009. This increase resulted primarily from the equity securities of ONLIC acquired in the fourth quarter of 2008, which are included in the three and nine months ended September 30, 2009 and are not included in the comparable periods of 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Gross investment income:
Fixed maturity securities	$6,461	6,706	18,591	19,733
Equity securities	254	187	803	485
Mortgage loans	5	8	18	20
Policy loans	628	526	1,813	1,520
Real estate investments	357	213	1,071	643
Other investment income	120	220	641	949

Total investment income	7,825	7,860	22,937	23,350
Less investment expenses	412	317	1,204	863

Net investment income	$7,413	7,543	21,733	22,487

Realized Gains, Net. The Company realized net gains of $1.0 million and $2.8 million for the three and nine months ended September 30, 2009 compared to realized net losses of $226,000 and $210,000 for the same periods in 2008. The increase in realized amounts in 2009 was primarily due to gains related to sales of fixed maturity securities offset by realized losses of $111,000 relating to other-than-temporary impairments recorded in the first quarter of 2009.
Change in Fair Value of Warrants. The Company recognized revenues from adjusting the fair value of our Class A common stock warrants of $3.1 million in the nine months ended September 30, 2009 compared to losses of $1.7 million for the same period in 2008. For the three months ended September 30, 2009, there was minimal change in the fair value adjustment due to the Company’s stock price remaining fairly constant over the period. The Company adjusts the warrant liability at each reporting date to reflect the current fair value of warrants computed based upon the stock value and current market conditions, calculated using the Black-Scholes option pricing model. As the stock value increases and decreases, the warrant liability also increases and decreases in a like manner. The adjustment to fair value is recorded as an increase or decrease in fair value of warrants on the consolidated statement of operations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2009
Benefits and Expenses: The table below summarizes the benefits and expenses for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$14,494	13,855	44,254	41,663
Increase in future policy benefit reserves	10,305	10,214	28,021	24,944
Policyholders’ dividends	1,827	1,636	4,742	4,590

Total insurance benefits paid or provided	26,626	25,705	77,017	71,197
Commissions	8,435	8,819	25,462	25,906
Other underwriting, acquisition and insurance expense	6,772	7,312	21,889	21,243
Capitalization of deferred policy acquisition costs	(5,306)	(5,712)	(16,257)	(16,876)
Amortization of deferred policy acquisition costs	4,303	3,861	11,715	11,529
Amortization of cost of customer relationships acquired and other intangibles	946	676	2,630	2,155

Total benefits and expenses	$41,776	40,661	122,456	115,154

Claims and Surrenders. As noted in the table below, claims and surrenders increased from $13.9 million and $41.7 million in the three and nine months ended September 30, 2008 to $14.5 million and $44.3 million during the same periods in 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Death claims	$5,454	5,156	17,236	17,058
Surrender benefits	4,530	3,591	14,158	10,768
Endowments	3,455	3,415	10,049	10,209
Property claims	514	1,178	1,264	2,226
Accident and health benefits	113	96	323	256
Other policy benefits	428	419	1,224	1,146

Total claims and surrenders	$14,494	13,855	44,254	41,663

Death Claims increased to $5.5 million and $17.2 million for the three and nine months ended September 30, 2009 compared to $5.2 million and $17.1 million for the same periods in 2008. These amounts vary from period to period and were within Company expectations.
Surrender benefits increased to $4.5 million and $14.2 million for the three and nine months ended September 30, 2009 compared to $3.6 million and $10.8 million for the same periods in 2008. These amounts represent payments to contract holders upon termination of a contract. The Company monitors surrenders on an ongoing basis. Surrenders as a percent of ordinary whole life insurance in force were 0.7% in the first nine months of 2009 and 0.5% in the first nine months of 2008. Management believes this increase in surrenders may be the result of the global recession affecting our policyholders.
The decrease in property claims was a result of no hurricanes in Louisiana in 2009. In 2008, hurricanes Gustav and Ike hit Louisiana, causing losses of $741,000 in the three and nine month periods ended September 30.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2009
Increase in Reserves. Included in the 2009 increase in reserves, compared to 2008, were ONLIC reserve corrections of $0.4 million reported as of September 30, 2009. These adjustments to increase reserves were related to data issues that were discovered in the second quarter. In addition, 2008 reserves were depressed due to a correction of $796,000 related to a reserve factor error that was corrected in the first quarter of 2008. Likewise, the three months ended September 30, 2008 reflected a manual correction that decreased reserves by $1.0 million related to a policy lapse correction.
Policyholders’ Dividends. The Company sells participating ordinary whole life products. These policyholder dividends are factored into the premiums and, therefore, have no impact on profitability.
Commissions. Commissions during the three and nine months ended September 30, 2009 decreased to $8.4 million and $25.5 million from $8.8 million and $25.9 million in 2008. The decrease was primarily due to lower first year commissions, as first year premiums were down in 2009 compared to 2008 due to the global recession.
Other Underwriting, Acquisition and Insurance Expense. These expenses decreased to $6.8 million for the three months ended September 30, 2009, and increased to $21.9 million for the nine months ended September 30, 2009, compared to $7.3 million and $21.2 million for the same periods in 2008. The decrease for the quarter was due primarily to a one-time equipment tax of $0.3 million. The increase in the nine months ended September 30, 2009 compared to the same period in 2008 was due primarily to $1.3 million of expense from the acquisition of ONLIC and ICIC, which were not in 2008 expenses, offset by the previously mentioned state tax of $0.3 million and lower audit fees in 2009.
Federal Income Tax. The effective tax rates for the three and nine months ended September 30, 2009 were 26.7% and 25.1% versus 63.5% and 40.2% for the same periods in 2008. The rate variance from the statutory rate of 35% was due to the fact that the changes in fair value of our Class A common stock warrants are not tax effected. These changes resulted in no gain for the three months and a $3.1 million gain for the nine months ended September 30, 2009 compared to a loss of $1.7 million for the nine months ended September 30, 2008. Also, the Company recorded an additional valuation allowance of $135,000 in the first nine months of 2009 related to other-than-temporary impairments recognized in the second quarter.
Segment Operations
The Company has three reportable segments: Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises. These segments are reported in accordance with U.S. GAAP. The Company evaluates profit and loss performance based on net income before Federal income taxes.

			Other
		Home	Non-
	Life	Service	Insurance
	Insurance	Insurance	Enterprises	Total
	(In thousands)

Income (loss) before Federal income tax:
Three months ended:
September 30, 2009	$2,522	967	(421)	3,068
September 30, 2008	3,010	(1,833)	(1,675)	(498)

Nine months ended:
September 30, 2009	7,938	3,232	1,305	12,475
September 30, 2008	9,796	1,200	(2,780)	8,216

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2009
Life Insurance
Our Life Insurance segment consists of issuing primarily ordinary whole life insurance in U.S. Dollar-denominated amounts to foreign residents, and domestically through independent marketing firms and consultants.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Revenue:
Premiums	$25,795	24,634	75,570	72,584
Net investment income	4,232	4,309	12,196	12,519
Realized gains (losses), net	650	(223)	1,068	(220)
Other income	108	89	267	245

Total revenue	30,785	28,809	89,101	85,128

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,035	8,644	30,259	26,462
Increase in future policy benefit reserves	8,850	8,335	24,258	23,430
Policyholders’ dividends	1,809	1,618	4,687	4,533

Total insurance benefits paid or provided	20,694	18,597	59,204	54,425

Commissions	4,827	5,206	14,531	15,136
Other underwriting, acquisition and insurance expenses	2,563	2,813	7,873	8,020
Capitalization of deferred policy acquisition costs	(3,975)	(4,526)	(12,227)	(13,017)
Amortization of deferred policy acquisition costs	3,757	3,500	10,677	10,038
Amortization of cost of customer relationships acquired and other intangibles	397	209	1,105	730

Total benefits and expenses	28,263	25,799	81,163	75,332

Income before Federal income tax	$2,522	3,010	7,938	9,796

Premiums. Premium revenues increased 4.7% and 4.1% to $25.8 million and $75.6 million for the three and nine months ended September 30, 2009 compared to $24.6 million and $72.6 million for the same three and nine months in 2008. The increase was primarily due to an increase in renewal business and increased premium revenue related to the acquisition of ICIC in the first quarter of 2009, which was not included in 2008.
Net Investment Income. Net investment income decreased 1.8% and 2.6% when comparing the three and nine months ended September 30, 2009 to the same periods of 2008. The decrease related to low investment rates available in 2009, as well as the significant call activity the Company experienced in the current year.
Realized Gains (Losses), Net. Net realized gains of $0.7 million and $1.1 million for the three and nine months ended September 30, 2009 were recognized and related to sales of bonds purchased in early 2009 and sold as credit spreads tightened.
Claims and Surrenders. Claims and surrenders increased to $10.0 million and $30.3 million for the three and nine months ended September 30, 2009 compared to $8.6 million and $26.5 million for the same three and nine months of 2008. These amounts fluctuated from period to period but were within anticipated ranges based upon management’s expectations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2009
Commissions. Commission expense decreased to $4.8 million and $14.5 million for the three and nine months ended September 30, 2009 compared to $5.2 million and $15.1 million for the same periods in 2008, as a result of increased premium revenue related to renewal business, which pays a lower commission rate, versus the 2008 premium, which had a higher percentage of first year premiums with higher commission rates, as noted above.
Home Service Insurance
Our Home Service Insurance segment provides final expense ordinary life insurance to middle and lower income individuals in Louisiana and Arkansas. Our policies in this segment are sold and serviced through a home service marketing distribution system utilizing employee and independent agents.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Revenue:
Premiums	$10,357	9,407	30,924	29,331
Net investment income	3,126	3,072	9,396	9,255
Realized gains (losses), net	356	(3)	1,682	(8)
Other income	20	1	84	12

Total revenue	13,859	12,477	42,086	38,590

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	4,459	5,211	13,995	15,201
Increase in future policy benefit reserves	1,455	1,879	3,763	1,514
Policyholders’ dividends	18	18	55	57

Total insurance benefits paid or provided	5,932	7,108	17,813	16,772

Commissions	3,608	3,613	10,931	10,770
Other underwriting, acquisition and insurance expenses	3,588	3,947	11,577	10,791
Capitalization of deferred policy acquisition costs	(1,331)	(1,186)	(4,030)	(3,859)
Amortization of deferred policy acquisition costs	546	361	1,038	1,491
Amortization of cost of customer relationships acquired and other intangibles	549	467	1,525	1,425

Total benefits and expenses	12,892	14,310	38,854	37,390

Income (loss) before Federal income tax	$967	(1,833)	3,232	1,200

Premiums. The ONLIC acquisition represented the majority of the increase in premium revenue, with $0.5 million and $1.5 million reported in the three and nine months ended September 30, 2009 compared to the same periods in 2008. It is the Company’s objective to continue to expand the Home Service Insurance segment operations.
Net Investment Income. Net investment income increased 1.8% and 1.5% to $3.1 million and $9.4 million for the three and nine months ended September 30, 2009 compared to $3.1 million and $9.3 million for the same periods in 2008. The increase in 2009 is due to the overall increase in the investment portfolio holdings with the addition of ONLIC. In addition, SPLIC received $240,000 from a lawsuit settlement related to a bond in default.
Realized Gains (Losses), Net. Net realized gains of $0.4 million and $1.7 million for the three and nine months ended September 30, 2009 were recognized primarily related to bond sales, which resulted in gross gains of $1.6 million for the nine months ended September 30, 2009, and sales of stocks in ONLIC’s portfolio resulting in gains of approximately $218,000. The gains were offset by realized losses of $103,000 resulting from other-than-temporary impairments recorded on ONLIC’s bond portfolio during the first quarter of 2009.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2009
Claims and Surrenders. Claims and surrenders decreased with $4.5 million and $14.0 million recorded for the three and nine month periods ended September 30, 2009 compared to $5.2 million and $15.2 million for the same periods in 2008. This decrease was due primarily to a decrease in death benefits for SPLIC and a decrease in casualty claims for SPFIC in 2009 compared to the same period in 2008. SPFIC results in 2008 included claims from Hurricanes Ike and Gustav totaling $0.7 million.
Increase in Future Policy Benefit Reserves. Policy reserves decreased for the three months ended September 30, 2009 to $1.5 million from $1.9 million in the same period in 2008 and increased to $3.8 million compared to $1.5 million for the nine months ended September 30, 2009 and 2008, respectively. The year-to-date increase in 2009 included $0.4 million resulting from a correction related to ONLIC reserves caused by data issues discovered in the second quarter. There was $0.5 million reserve increase for the quarter and $1.7 million year to date relating to the acquisition of ONLIC, which was not included in operations in 2008.
Commissions. Commissions expense remained flat for the three months ended September 30, 2009 at $3.6 million compared to the same period in 2008, and for the nine months ended September 30, 2009 commissions increased to $10.9 million from $10.8 million in the same period of 2008. Commissions expense in 2009 includes ONLIC commissions that were not included in 2008, offset by the higher commissions recorded in 2008 for Security Plan due to the use of a manual computation used, which resulted in a higher commission expense. This process has been partially automated in 2009 and is resulting in a more refined computation in the current year.
Other Underwriting, Acquisition and Insurance Expenses. Other underwriting, acquisition and insurance expenses decreased to $3.6 million for the quarter ended September 30, 2009 compared to $3.9 million for the same period in 2008. This decrease related to economies of scale achieved on acquisitions through the elimination of duplicate staff positions. For the nine months ended September 30, 2009, other underwriting, acquisition and insurance expense increased to $11.6 million compared to $10.8 million in the same period in 2008, due primarily to expenses associated with the acquisition of ONLIC.
Other Non-Insurance Enterprises
Loss before Federal income tax expense for other non-insurance enterprises was $1.7 million and $2.8 million for the three and nine months ended September 30, 2008 compared to a loss of $0.4 million and income of $1.3 million for the same periods in 2009. Overall, other non-insurance operations are relatively immaterial to the consolidated results, except for the fair value adjustment related to the Company’s warrants. The fair value adjustment for the nine months ended September 30, 2009 was $3.1 million, which was recorded as revenue, compared to a loss of $1.7 million recorded for the same period in 2008. These amounts fluctuate due to the movement in our Class A common stock price and fair value calculation using the Black-Scholes valuation model.
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
September 30, 2009
The following table shows the carrying value of our investments by investment category, cash and cash equivalents, and the percentage of each to total invested assets.

	September 30, 2009		December 31, 2008
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
	(In thousands)		(In thousands)
Fixed maturity securities:
U.S. Government-sponsored corporations and U.S. Government agencies (1)	$366,188	51.0%	$295,481	46.6%
Corporate	81,041	11.3	75,375	11.8
Municipal bonds	48,789	6.8	58,105	9.2
Mortgage-backed (2)	20,519	2.9	51,907	8.2
Public utilities	24,824	3.5	4,153	0.7
Foreign governments	126	—	134	—

Total fixed maturity securities	541,487	75.5	485,155	76.5

Cash and cash equivalents	77,916	10.9	63,792	10.1
Short-term investments	2,556	0.3	2,250	0.4
Other investments:
Policy loans	31,860	4.4	28,955	4.6
Equity securities	52,894	7.4	43,000	6.8
Mortgage loans	1,462	0.2	339	0.1
Real estate and other long-term investments	9,259	1.3	9,553	1.5

Total cash, cash equivalents and investments	$717,434	100.0%	$633,044	100.0%

(1)
Includes U.S. Treasury securities of $13,047,000 and $14,419,000 and U.S. Government agencies and U.S. Government-sponsored corporations of $353,141,000 and $281,062,000 at September 30, 2009 and December 31, 2008, respectively.

(2)	Includes $17,057,000 and $46,371,000 of U.S. Government agencies and U.S. Government-sponsored corporations at September 30, 2009 and December 31, 2008, respectively.
The Company established a held-to-maturity portfolio during the second quarter of 2009 in accordance with accounting guidance and management’s intent at the time of purchase of the security. The held-to-maturity portfolio as of September 30, 2009 represents 37.3% of the total fixed maturity securities owned based upon carrying values, with the remaining 62.7% classified as available-for-sale. Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.
The Company experienced significant call volume during the current year as market interest rates declined. Approximately 65% of the fixed maturity portfolio at September 30, 2009 is exposed to call risk. The Company has reinvested a portion of the proceeds in shorter duration corporate securities in anticipation that interest rates will rise and these future funds can be reinvested in longer term bonds yielding higher rates. As of September 30, 2009, balances held in cash and cash equivalents were higher compared to December 31, 2008 due to a time lag of reinvesting the fixed maturity securities that were called and a payable of $13.8 million related to securities in the process of settlement. This balance is expected to decline and be more in line with the year-end 2008 balances as these funds are reinvested in longer term fixed maturities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2009
The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value.

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Value	%	Value	%
	(In thousands)		(In thousands)

AAA and U.S. Government	$404,875	74.8%	$379,547	78.2%
AA	22,470	4.1	37,263	7.7
A	70,060	13.0	56,043	11.6
BBB	38,657	7.1	7,217	1.5
BB and other	5,425	1.0	5,085	1.0

Totals	$541,487	100.0%	$485,155	100.0%

The Company’s holding of BBB bonds increased during the first nine months of 2009, as the Company purchased additional public utility and industrial corporate bonds in order to shorten its portfolio duration in light of the historically low interest rates.
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
The term “other-than-temporary” is not intended to indicate that the decline in security value is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings or other comprehensive income is recognized. In the first quarter of 2009, the Company recorded other-than-temporary impairment charges relating to our bond and stock portfolios totaling $111,000 recognized in earnings. There were no OTTI charges recorded relating to the second or third quarter of 2009.
Liquidity and Capital Resources
Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.
Liquidity requirements of Citizens are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate investments to provide cash flow and did not do so during the first nine months of 2009. For the first nine months of 2009, the Company experienced high call volume related to fixed maturity securities totaling $276.1 million compared to $130.8 million for the first nine months of 2008.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2009
A potential liquidity concern is the risk of an extraordinary level of early policyholder withdrawals. We include provisions within our insurance policies, such as surrender charges, that help limit and discourage early withdrawals. Since these contractual withdrawals, as well as the level of surrenders experienced, were largely consistent with our assumptions in asset liability management, our associated cash outflows, to date, have not had an adverse impact on our overall liquidity. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and cash flow tests under various market interest rate scenarios are also performed annually to assist in evaluating liquidity needs and adequacy. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds.
Cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $36.3 million and $34.7 million for the nine months ended September 30, 2009 and 2008, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested into fixed income securities. During the second and third quarters of 2009, with purchases of $202.3 million, the Company established a held-to-maturity portfolio. Net cash outflows from investment activity totaled $23.7 million for the nine months ended September 30, 2009, and $12.1 million for the nine months ended September 30, 2008. The outflows from investing activities for the nine months ended September 30, 2009 were a result of the investment of excess cash from operations reduced by $9.8 million in cash acquired in the Integrity Capital Corporation acquisition. The outflows from investing activities for the nine months ended September 30, 2008 primarily related to the investment of excess cash and cash equivalents generated from operations.
Stockholders’ equity at September 30, 2009 increased to $215.5 million compared to $171.5 million at December 31, 2008. The increase in 2009 was due to an increase in income earned during the period, as well as an increase in unrealized gains generated from the investment portfolio. Stockholders’ equity also increased as a result of the issuance of $8.4 million of Class A common stock for the acquisition of ICC and the redemption value of $10.0 million resulting from the conversion of Series A-1 and A-2 Convertible Preferred Stock to Class A common stock during the period.
Investments increased to $639.5 million at September 30, 2009 from $569.3 million at December 31, 2008. Fixed maturities are categorized into fixed maturities available-for-sale, which are carried in our consolidated financial statements at fair value, and fixed maturities held-to-maturity, which are carried in our consolidated financial statements at amortized cost. Fixed maturities available-for-sale were 53.1% of investments at September 30, 2009 and 85.2% at December 31, 2008. Likewise, fixed maturities held-to-maturity were 31.6% of investments at September 30, 2009. There were no securities classified as held-to-maturity at December 31, 2008.
Policy loans were $31.9 million at September 30, 2009 and $29.0 million at December 31, 2008. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 12% and maturities that are related to the maturity or termination of the applicable policies. Management believes that we maintain adequate liquidity despite the uncertain maturities of these loans.
Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at September 30, 2009 and December 31, 2008. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we have significant risk for such a loss.
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
Two of our subsidiaries fell below the minimum threshold at December 31, 2008. A capital contribution of $1.0 million was made to SPFIC during the first quarter of 2009 because the ratio fell below 200% at December 31, 2008. An additional $1.0 million contribution was made to SPFIC in the third quarter of 2009. Adjustments have also been made relative to SPFIC product profitability that we expect will have a positive impact on operations through the remainder of 2009 and into 2010. A capital contribution of $1.0 million was also made to ONLIC during the first quarter of 2009 when its ratio fell below 200% at December 31, 2008. The decline in SPFIC’s capital balance mainly resulted from hurricane losses in 2008 and an increase in operating expenses. The reduction in ONLIC’s capital balance resulted from declines in asset values of preferred and common stock holdings. The capital contributions made in 2009 increased the ratios as anticipated in action plans submitted to the appropriate state insurance departments. The Company has received approval from the respective state insurance departments to merge ONLIC into SPLIC as of October 1, 2009. The capital contributions did not impact the overall consolidated financial position or results of operations of the Company.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2009
Contractual obligations and off-balance sheet arrangements
There have been no material changes in contractual obligations from those reported at December 31, 2008 in the Company’s Form 10-K for the year ended December 31, 2008. The Company does not have off-balance sheet arrangements at September 30, 2009 and does not expect any future effects on the Company’s financials related to any such arrangements. We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions.
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
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency does not exist at September 30, 2009. Management believes that our policy liabilities and increase in future policy benefit reserves as of and for the nine months ended September 30, 2009 and 2008 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. The relative stability of these assumptions and management’s analysis is discussed below.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2009
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
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Management believes that our deferred policy acquisition costs and related amortization as of and for the nine months ended September 30, 2009 and 2008 limits the amount of deferred costs to its estimated realizable value. This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.
Cost of Customer Relationships Acquired
Cost of Customer Relationships Acquired (“CCRA”) is established when we purchase a block of insurance. CCRA is amortized primarily over the emerging profit of the related policies using the same assumptions as were used in computing liabilities for future policy benefits. We utilize various methods to determine the amount of the ending asset balance, including a static model and a dynamic model. Inherent in the amortization of CCRA are certain management judgments about the ending asset balance and the annual amortization. The assumptions used are based upon interest, mortality and lapses at the time of purchase.
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next thirty years. The CCRA is then evaluated utilizing reasonable assumptions. Management believes that our CCRA and related amortization is recoverable as of and for the nine months ended September 30, 2009 and 2008. This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.
Goodwill
Current accounting guidance requires that goodwill balances be reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. Most of the Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments as there is no discrete financial information available for the separate components of the segment or all of the components of the segment have similar economic characteristics. Additional goodwill in the amount of $254,000 was included in the first quarter of 2009 related to the acquisition of ONLIC in the fourth quarter of 2008.
The goodwill impairment test follows a two step process as defined under current accounting guidance. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2009
As of December 31, 2008, the Company had goodwill allocated to both the Life Insurance segment as well as the Home Service Insurance segment. The Company completed its annual goodwill assessment for the individual reporting units within the Life Insurance segment and Home Service Insurance segment as of December 31, 2008 and no impairment of goodwill was identified.
Goodwill increased by $1.1 million in the first quarter of 2009 due to the acquisition of ICC. Additional goodwill in the amount of $254,000 was included in the first quarter of 2009 related to the acquisition of ONLIC in the fourth quarter of 2008. This arose from an additional tax valuation allowance related to impairments on investments recorded in 2009, which resulted in an assumption change from the original acquisition. During the second quarter of 2009, a tax valuation allowance in the amount of $585,000 was released and reduced goodwill. In the third quarter, goodwill was increased by $213,000 for additional tax valuation allowance. Thus, goodwill was reduced in 2009 by $118,000 related to tax valuation allowances. In addition, goodwill was increased by $19,000 in the second quarter of 2009 as a result of a policy reserve omission at purchase date, which was discovered and recorded in the quarter.
During the third quarter of 2009, the Company discovered an overstatement of ICIC’s policyholder dividend liability that existed at the February 27, 2009 acquisition date in the amount of $328,000. The correction of this error, net of tax of $115,000, was recognized as a reduction of goodwill of $213,000.
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
Based upon current accounting guidance, investment securities must be classified as held-to-maturity, available-for-sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Fixed maturity securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized.
The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an OTTI exists pursuant to the accounting guidelines. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the Federal government or its agencies, by government-sponsored agencies, or whether downgrades by bond rating agencies have occurred, and reviews of the issuer’s financial condition.
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
September 30, 2009
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
Tax Accounting
A deferred tax asset or deferred tax liability is recorded only if a determination is made that is more-likely-than-not that the tax treatment on which the deferred tax item depends will be sustained in the event of an audit. These determinations inherently involves management’s judgment. In addition, the Company must record a tax valuation allowance with respect to deferred tax assets if it is more-likely-than-not that the tax benefit will not be realized. This valuation allowance is in essence a contra account to the deferred tax asset. Management must determine the portion of the deferred tax asset and resulting tax benefit that may not be realized based upon judgment of expected outcomes. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operations, financial condition and capital position.

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
Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised over 84.7% of our investment portfolio as of September 30, 2009. These investments are mainly exposed to changes in U.S. Treasury rates. Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 70.8% of the fixed maturities we owned at September 30, 2009 are instruments of U.S. Government-sponsored enterprises, or are backed by U.S. Government agencies.
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
We performed a sensitivity analysis, as of December 31, 2008, for our interest rate sensitive assets. The changes in fair values of our fixed maturity and equity securities as of September 30, 2009 were within the expected range of this analysis.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2009
Changes in interest rates typically have a sizable effect on the fair values of our fixed maturities and equity securities. The interest rate of the ten-year U.S. Treasury bond increased to 3.3% as of September 30, 2009 from 2.2% at December 31, 2008. We continue to manage our investment portfolio in a conservative manner. Despite the current financial crisis, our fixed maturity portfolio with a fair value of $539.8 million generated unrealized gains of $1.8 million as of September 30, 2009 compared to unrealized losses of $8.9 million on the fixed maturity portfolio with a fair value of $485.2 million at December 31, 2008. The equity security portfolio with a fair value of $52.9 million generated unrealized gains of $10.5 million as of September 30, 2009 as compared to unrealized gains of $0.1 million on the equity security portfolio with a fair value of $43.0 million at December 31, 2008.
The following table summarizes our investment portfolio and the net unrealized gains and losses as of the periods indicated.

	September 30, 2009			December 31, 2008
			Net			Net
			Unrealized			Unrealized
	Amortized	Fair	Gains	Amortized	Fair	Gains
	Cost	Value	(Losses)	Cost	Value	(Losses)
	(In thousands)

Fixed maturities, available-for-sale	$335,817	339,290	3,473	494,034	485,155	(8,879)
Fixed maturities, held-to-maturity	202,197	200,496	(1,701)	—	—	—

Total fixed maturities	$538,014	539,786	1,772	494,034	485,155	(8,879)

Total equity securities	$42,414	52,894	10,480	42,908	43,000	92

There are no fixed maturities or other investments that we classify as trading instruments. At September 30, 2009 and December 31, 2008, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was only 8.3% of our total investments at September 30, 2009. Thus, we believe that potential significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio, although impairments of the portfolio would adversely affect our net income.

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
During the nine months ended September 30, 2009, there have been no changes that materially affect, or are reasonably likely to affect, the Company’s internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2009
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., and Harold E. Riley v. Fernando Hakim Daccach, in which a class was originally certified by the trial court and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, which on March 2, 2007, reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. As a result, no class action is presently certified, and plaintiffs’ counsel is seeking to recertify the class. In order to recertify the class, the lead plaintiff must establish that he is qualified to represent the purported class and that the res judicata effect of a class action will not have a deleterious effect on the putative class members. The underlying lawsuit alleges that certain life insurance policies we made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. We believe the lawsuit is without merit and intend to continue a vigorous defense in any remaining proceedings, including any class recertification. If the class is recertified, we would likely be further exposed to costly and time-consuming litigation, and an adverse judgment could have a material adverse effect on our results of operations and financial condition. The case is now before the Texas District Court judge for an analysis of evidence presented to determine if it warrants recertification of a class.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2009

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
The capacity for an insurance company’s growth in premiums is partially a function of its required statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by statutory accounting practices prescribed or permitted by a company’s state of domicile, is considered important by insurance regulatory authorities. Failure to maintain required levels of statutory surplus could result in increased regulatory scrutiny and enforcement action by regulatory authorities. See the Liquidity and Capital Resources section of this report for additional disclosure regarding risk-based capital levels for the Company’s insurance subsidiaries.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2009

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

10.5	(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5	(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5	(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5	(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.5	(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5	(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.5	(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5	(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5	(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2009

Exhibit Number		The following exhibits are filed herewith:

10.5	(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5	(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.5	(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

10.6		Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd. (i)

10.7		Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

10.8		Self-Administered Automatic Reinsurance Agreement — CICA Life Insurance Company of America and Scor Global Life U.S. Re Insurance Company (k)*

10.9		Self-Administered Automatic Reinsurance Agreement — CICA Life Insurance Company of America and Mapfre Re Compania de Reaseguros, S.A. (l)*

11		Statement re: Computation of per share earnings (see financial statements)

21		Subsidiaries of the Registrant (m)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed on March 31, 1999 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, on November 14, 1996 and incorporated herein by reference.

(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. 1, and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

(j)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.

(k)	Filed on November 6, 2009, with the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, as Exhibit 10.8(k), and incorporated herein by reference.

(l)	Filed on November 6, 2009, with the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, as Exhibit 10.9(l), and incorporated herein by reference.

(m)	Filed on August 7, 2009 with the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, as Exhibit 21, incorporated herein by reference.

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
Date: November 6, 2009