Form 10-K
period 2009-12-31
CITIZENS INC
filed 2010-03-12
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None
(Title of class)
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of June 30, 2009, the aggregate market value of the Class A voting stock held by non-affiliates of the registrant was approximately $255,000,000.
Number of shares of common stock outstanding as of March 1, 2010:
Class A: 48,686,759
Class B: 1,001,714
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates certain portions of the definitive proxy materials of the registrant in respect to its 2010 Annual Meeting of Shareholders.

THIS PAGE INTENTIONALLY LEFT BLANK

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”), including, without limitation, statements specifically identified as forward-looking statements within this document. Many of these statements contain risk factors as well. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with the approval of the Company, which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of our plans and objectives by our management or Board of Directors including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “assumes,” “estimates,” “plans,” “projects,” “could,” “expects,” “intends,” “targeted,” “may,” “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause the Company’s future results to differ materially from expected results include, but are not limited to:
•
Changes in foreign and U.S. general economic, market, and political conditions, including the performance of financial markets and interest rates, particularly in light of the severe economic conditions and the severe stress experienced by the global financial markets that began in the second half of 2008 and continued into 2009;

•	Changes in consumer behavior, which may affect the Company’s ability to sell its products and retain business;
•	The timely development of and acceptance of new products of the Company and perceived overall value of these products and services by existing potential customers;
•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing the Company’s products;
•	Results of litigation we may be involved in;
•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;
•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company’s products or services;
•	Our concentration of business from persons residing in Latin America and the Pacific Rim;
•	Our success at managing risks involved in the foregoing;
•	Changes in tax laws;
•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;
•	Changes in statutory or U.S. GAAP accounting principles, policies or practices; and
•	The “risk factors” disclosed herein, as well as other risk factors disclosed previously and from time to time in our filings with the Securities and Exchange Commission.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
PART I
ITEM 1. BUSINESS
Overview
Citizens, Inc. is an insurance holding company with approximately $927 million of assets under management at December 31, 2009 and serving the life insurance needs of individuals in the United States and in over 30 countries around the world. Through our subsidiaries, we pursue a strategy of offering ordinary whole life insurance with a focus on cash accumulation and final expense insurance products in niche markets where we believe we are able to achieve competitive advantages. Our core operations include issuing and servicing:
•
U.S. Dollar-denominated ordinary whole life insurance and endowment policies predominantly to high net worth, high income foreign residents, principally in Latin America and the Pacific Rim, through independent marketing consultants;

•	ordinary whole life insurance policies to middle income households in the midwest and the southern United States through independent marketing consultants; and
•
final expense and limited liability property policies to middle and lower income households in Louisiana, Mississippi and Arkansas through employee and independent agents in our home service distribution channel.

We have provided our insurance products internationally since 1975 and domestically since 1969. We believe we are one of the leading writers of U.S. Dollar-denominated ordinary whole life insurance outside of the United States. We also operate a Home Service distribution channel in Louisiana and Arkansas providing final expense ordinary whole life insurance and limited liability property insurance.
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
We were formed in 1969 by our Chairman, Harold E. Riley. Prior to our formation, Mr. Riley had many years of experience in the international and domestic life insurance business. Our business has grown significantly, both internationally and domestically, in recent years. Revenues rose from $139.0 million in 2005 to $189.0 million in 2009. During the five years ended December 31, 2009, our assets grew from $661.9 million to $927.3 million. Total stockholders’ equity increased from $137.0 million at December 31, 2005 to $216.1 million at December 31, 2009. See Item 6. “Selected Financial Data” in this Report.
Our Operating Segments
Our business is comprised of three primary operating business segments:
•	Life Insurance;
•	Home Service Insurance; and
•	Other Non-insurance Enterprises.
See Note 9 of the “Notes to Consolidated Financial Statements” for operating results of our segments for each of the years ended December 31, 2009, 2008 and 2007.
Life Insurance
Our Life Insurance segment consists of issuing ordinary whole life insurance domestically and in U.S. Dollar-denominated amounts to foreign residents. These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured. Endowment contracts are also issued by the Company, which are principally saving contracts that incorporate an element of life insurance protection. For the majority of our business, we retain only the first $100,000 of risk on any one life. We operate this segment through our subsidiaries: CICA Life Insurance Company of America (“CICA”), Citizens National Life Insurance Company, (“CNLIC”) and Integrity Capital Insurance Company (“ICIC”).

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
International
We focus our sales of U.S. Dollar-denominated ordinary whole life insurance and endowment policies to high net worth, high income residents in Latin America and the Pacific Rim. We have successfully participated in the foreign marketplace since 1975, and we continue to seek opportunities for expansion of our foreign operations. We believe positive attributes of our international insurance business include:
•	larger face amount policies typically issued when compared to our U.S. operations, which results in lower underwriting and administrative costs per policy;
•
premiums are typically paid annually rather than monthly or quarterly, which saves us administrative expenses, accelerates cash flow and results in lower policy lapse rates than premiums with more frequently scheduled payments;

•	higher persistency than our U.S. policies;
•	good or better mortality rates than those in the United States, because our foreign insureds are high net worth individuals in the top income brackets in their respective countries.
We have implemented several policies and procedures to reduce the risks of asset and premium loss relating to our international business. Approvals for policy issuance are made in our Austin office and policies are issued and delivered to our independent consultants, who deliver the policies to the insureds. We have no offices, employees or assets outside of the United States. Insurance policy applications and premium payments are submitted by the independent consultants to us and we review the applications in our home offices in Austin, Texas. Premiums are paid in U.S. Dollars through a U.S. financial institution by check, wire or credit card. The policies we issue contain limitations on benefits for certain causes of death, such as homicide and careless driving. We have also developed disciplined underwriting criteria, which include medical reviews of applicants and background and reference checks. We have a claims policy that requires investigation of substantially all death claims. Additionally, we perform background reviews and reference checks of prospective marketing firms and consultants.
We accept applications for international insurance policies submitted by independent marketing firms and consultants. These persons specialize in marketing life insurance products and generally have several years of insurance marketing experience. We maintain standard contracts with the independent marketing firms pursuant to which they provide recruitment, training and supervision of their managers and associates in the service and placement of our products; however, all associates of these firms also contract directly with us as independent contractors and receive their compensation directly from us. Accordingly, should an arrangement between any independent marketing firm and us be terminated for any reason, we believe we would continue with the existing marketing arrangements with the associates of these firms without a material loss of sales. Our standard agreement with independent marketing firms and consultants provides they are independent contractors responsible for their own operation, expenses and that they are the representative of the prospective insured. In addition, the marketing firms also guarantee any debts of their associates to us. The marketing firms receive commissions on all new and renewal policies serviced or placed by them or their associates. All of these contracts provide that the independent marketing firms and consultants are aware of and responsible for compliance with local laws.
The following table sets forth, by territory, our total percentages of direct collected premiums from our international life insurance business for the periods indicated. The information is presented in accordance with statutory accounting practices prescribed by the state of Colorado, the state of domicile of our subsidiary that writes all of our international business, CICA.

	Year ended December 31,
Country	2009		2008		2007
	(In thousands)
Colombia	$23,755	23.8%	$19,473	20.6%	$24,352	26.2%
Taiwan	14,316	14.4	13,793	14.6	12,567	13.5
Venezuela	14,209	14.2	12,594	13.4	11,631	12.5
Ecuador	10,922	11.0	10,889	11.5	9,641	10.4
Argentina	8,669	8.7	9,580	10.2	9,099	9.8
Other Non-U.S.	27,843	27.9	27,988	29.7	25,525	27.6

Total	$99,714	100.0%	$94,317	100.0%	$92,815	100.0%

The ordinary whole life policies issued to residents of foreign countries during 2009 had an average face amount of approximately $73,000.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
International Products
We offer several ordinary whole life insurance and endowment products designed to meet the needs of our non-U.S. policy owners. These policies have been structured to provide:
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
Because premiums on our international policies are paid in U.S. Dollars drawn on U.S. financial institutions, and we pay claims in U.S. Dollars, we provide a product that is different from the products provided by foreign-domiciled companies. Our international policies are usually acquired by significant net worth persons in the top income brackets of their respective countries. The policies sold by our local competitors are generally offered broadly and are priced using the mortality of the entire population of the geographic region. Our mortality charges are therefore typically lower, which provides a competitive advantage. Additionally, the assets backing the reserves for our local competitors’ policies must be substantially invested in their respective countries and, therefore, are exposed to the inflationary risks and social or economic crises that tend to impact many foreign countries.
Due to the global economic downturn and turbulent financial markets, CICA has experienced an increase in surrenders from international policyholders, as well as a reduction in new policy sales. These negative events are believed to be related to adverse economic factors facing policyholders, and we anticipate these items will improve as the overall economic conditions improve.
Domestic
In the midwest and the southern United States, we seek to serve middle income households through the sale of cash accumulation ordinary whole life insurance products. The majority of our inforce business results from blocks of business of insurance companies we have acquired over the past 15 years.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Our distribution strategy is geared towards attracting marketing consultants, comprised primarily of part-time, second-career sales associates (such as teachers, coaches, community leaders and others) in rural and urban areas, although we have seen an increased interest for our products from career distribution networks. In the United States, our domestic sales and marketing is conducted predominantly through independent marketing consultants. Over the past three years, new product sales have trended downward as we have tightened underwriting on business that did not meet our profitability objectives. Our product strategy focuses on the introduction of our cash accumulation ordinary whole life products to independent marketing consultants associated with companies we have acquired, while continuing to service the needs of acquired policyholders.
The following table sets forth our direct collected premiums by state for the periods indicated, in accordance with statutory accounting practices prescribed by the states of domicile of our insurance company subsidiaries.

	Year Ended December 31,
State	2009		2008		2007
	(In thousands)

Texas	$6,501	37.3%	$7,306	41.6%	$7,481	39.6%
Indiana	2,125	12.1	99	0.6	100	0.5
Missouri	1,877	10.7	2,073	11.8	2,309	12.2
Kentucky	1,525	8.7	1,838	10.5	2,224	11.8
Oklahoma	1,475	8.4	1,920	10.9	2,136	11.3
Other States	3,992	22.8	4,316	24.6	4,535	24.6

Total	$17,495	100.0%	$17,552	100.0%	$18,785	100.0%

The current year increase in Indiana resulted from the acquisition of Integrity Capital Insurance Company, which is domiciled in Indiana. This company was acquired in February of 2009, and we reported year-to-date premiums totaling approximately $1.6 million in 2009.
A number of domestic life insurance companies we have acquired also had issued blocks of accident and health insurance policies, which we did not consider to be a core part of our business. We ceded virtually all of such business under a coinsurance agreement with an unaffiliated insurance company under which it assumes substantially all of our accident and health policies. The premium amounts ceded under the coinsurance agreement in the years ended December 31, 2009, 2008, and 2007 were $6.3 million, $7.5 million and $8.2 million, respectively.
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
Our life insurance products are principally designed to address the insured’s concern about outliving his or her monthly income, while at the same time providing death benefits. The primary purpose of our product portfolio is to help the insured create capital for needs such as retirement income, children’s higher education funds, business opportunities, emergencies and health care needs.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Many domestic life insurance companies have significantly greater financial, marketing forces and other resources, longer business histories and more diversified lines of insurance products than we do. We also face competition from companies marketing in person as well as with direct mail and Internet sales campaigns. Although we may be at a competitive disadvantage to these entities, we believe that our premium rates and policy features are generally competitive with those of other life insurance companies selling similar types of ordinary whole life insurance.
Home Service Insurance
We operate in the Home Service market through our subsidiaries: Security Plan Life Insurance Company (“SPLIC”) and Security Plan Fire Insurance Company (“SPFIC”). We focus on the life insurance needs of the middle and lower income market in Louisiana, Mississippi and Arkansas. Our policies are sold and serviced through a home service marketing distribution system of approximately 330 employee-agents who work full time on a route system and through funeral homes to sell policies, collect premiums and service policyholders.
Home Service Products
Our home service insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs. The average life insurance policy face amount was approximately $7,300 in 2009; therefore, the underwriting performed on these applications is limited. To a much lesser extent, our Home Service Insurance segment sells limited-liability, named peril property policies covering dwellings and contents. We provide $30,000 maximum coverage on any one dwelling and contents, while content only coverage and dwelling only coverage is limited to $20,000. We intend to continue emphasis upon growth within this segment via direct sales and acquisitions.
Home Service Competition
In the Home Service segment, we face competition in Louisiana, Mississippi and Arkansas from other companies that specialize in home service distribution of insurance. We seek to compete based upon our emphasis on personal service to our customers.
Other Non-Insurance Enterprises
Other Non-insurance Enterprises includes Computing Technology, Inc., which provides data processing services to the Company, Insurance Investors, Inc., which provides aviation transportation to the Company, and Funeral Homes of America. This segment also includes the results of Citizens, Inc., the parent Company.
Revenues derived from any single customer did not exceed 10% of consolidated revenues in any of the last three years.
Operations and Technology
Our administrative operations are conducted primarily at our executive offices in Austin, Texas through approximately 105 administrative, operating and underwriting personnel. Our Home Service operations are conducted to a large degree from our district offices and support center in Donaldsonville, Louisiana through approximately 50 operations personnel, and Little Rock, Arkansas. At our executive offices, we perform policy design, marketing oversight, underwriting, accounting and reporting, customer service, administration and investing activities.
Our senior management has significant experience in insurance company application system design and implementation. Since the mid-1960’s, our senior management has been leading development of evolving insurance applications. We have a single integrated system for our entire Company, which is a centrally-controlled, mainframe-based administrative system. Functions of our administrative system include policy set up, administration, billing and collections, commission calculation, valuation, automated internal audit functions, storage backup and other related functions. Each company we acquire is converted onto our administrative system. This system has been in place for many years, and we believe it is a significant asset to us. We update our administrative system on an ongoing basis. This system is also capable of significant expansion without substantial capital outlay or increase in staff. Therefore, we believe we can achieve additional growth without costly administrative system expenditures, delays, failures or the addition of substantial staffing.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Regulation
Our U.S. insurance operations are subject to a wide variety of laws and regulations. State insurance laws establish supervisory agencies with broad regulatory authority to regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of each state in which they are licensed. In addition, U.S. laws, such as the U.S.A. Patriot Act of 2001, the Gramm-Leach-Bliley Act of 1999, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, and the Sarbanes-Oxley Act of 2002, are examples of U.S. regulation that affect our business. We are subject to comprehensive regulations under the U.S. Patriot Act with respect to money laundering, as well as federal regulations regarding privacy and confidentiality. In addition, other federal laws and regulations apply to us in areas such as pension regulations, privacy, tort reform and taxation. Also, various forms of direct federal regulation of insurance have been proposed from time to time. Our insurance products and thus our businesses also are affected by U.S. federal, state and local tax laws.
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
Our insurance subsidiaries are collectively licensed to transact business in 33 states. We have insurance subsidiaries domiciled in the states of Colorado, Louisiana, Indiana and Texas. Our U.S. insurance subsidiaries are licensed and regulated in all U.S. jurisdictions in which they conduct insurance business. The extent of this regulation varies, but most jurisdictions have laws and regulations governing the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy, and the business conduct of insurers, including marketing and sales practices and claims handling. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and the approval of rates for certain types of insurance products.
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
The payment of dividends or other distributions to us by our insurance subsidiaries is regulated by the insurance laws and regulations of their respective states of domicile. The laws and regulations of some of these jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain regulatory approval before it may do so. In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by our insurance subsidiaries to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine that such payment could be adverse to our policyholders or contract holders of the subsidiary.
The laws and regulations of the jurisdictions in which our U.S. insurance subsidiaries are domiciled require that a controlling party obtain the approval of the insurance commissioner of the insurance company’s jurisdiction of domicile prior to acquiring control of the insurer and may delay, deter or prevent a transaction that our shareholders might consider desirable.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Risk-based capital (“RBC”) requirements are imposed on life and property and casualty insurance companies. The risk-based capital ratio is determined by dividing an insurance company’s total adjusted capital, as defined, by its authorized control level risk-based capital. Companies that do not meet certain minimum standards require specified corrective action. The risk-based capital ratios for all our insurance subsidiaries exceeded such minimum ratios as of December 31, 2009. At December 31, 2008, Security Plan Fire Insurance Company (“SPFIC”) and Ozark National Life Insurance Company (“ONLIC”) had total adjusted capital below minimum standards. The Company was able to remediate these issues during 2009, which resulted in capital contributions being made to these entities by their parent, and the merger of ONLIC into Security Plan Life Insurance Company (“SPLIC”). The capital contributions had no effect on consolidated operations of the Company.
Effective with the annual reporting period ending December 31, 2010, the National Association of Insurance Commissioners, or the NAIC, adopted revisions to the Annual Financial Reporting Model Regulation, or the Model Audit Rule, related to auditor independence, corporate governance and internal control over financial reporting. The adopted revisions require that we file reports with state insurance departments regarding our assessment of internal control over financial reporting.
In late 2009, the NAIC issued Statement of Statutory Accounting Principles (“SSAP”) 10R (“SSAP 10R”). SSAP 10R increased the amount of deferred tax assets that may be admitted on a statutory basis. The admission criteria for realizing the value of deferred tax assets was increased from a one year to a three year period. Further, the aggregate cap on deferred tax assets that may be admitted was increased from 10% to 15% of surplus. These changes increased the capital and surplus of our insurance subsidiaries, thereby positively impacting RBC at December 31, 2009. To temper this positive RBC impact, and as a temporary measure at December 31, 2009 only, a 5% pre-tax RBC charge must be applied to the additional admitted deferred tax assets generated by SSAP 10R.
Potential Changes in Regulation
Government actions in response to the recent financial crisis and market volatility could significantly impact our current regulations. As part of a comprehensive reform of financial services regulation known as H.R. 3173, Congress is considering the creation of an office within the federal government to collect information about the insurance industry, recommend standards, and represent the United States in dealing with foreign insurance regulators.
Item 1A. RISK FACTORS
Investing in our Company involves certain risks. Set forth below are certain risks with respect to our Company. Readers should carefully review these risks, together with the other information contained in this report. The risks and uncertainties we have described in this report are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem not material, may also adversely affect our business. Any of the risks discussed in this report or that are presently unknown or not material, if they were to actually occur, could result in a significant adverse impact on our business, operating results, prospects or financial condition. References in the risk factors below to “we,” “us,” “our,” “Citizens” and like terms relate to Citizens, Inc. and its subsidiaries on a U.S. GAAP consolidated financials basis, unless specifically identified otherwise. We operate our subsidiaries as separate and distinct entities with respect to corporate formalities.
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
We do not accept insurance applications outside of the United States. All of our assets are in the United States and all policy premiums must be paid to us in U.S. Dollars drawn on U.S. financial institutions. As a result, we have never qualified to do business in any foreign country and have never submitted our insurance policies issued to foreign residents for review by any insurance regulatory agency. We sell our policies to foreign residents using foreign independent marketing firms and independent consultants, and we rely on those persons to comply with applicable laws in selling our insurance products.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The government of a foreign country could determine that its residents may not buy life insurance from us unless we became qualified to do business in that country or unless our policies purchased by its residents receive prior approval from its insurance regulators. If this were to occur, our policy sales to that country’s residents would cease before any such approvals could be obtained. Also, there is no assurance that we would be able to qualify to do business in any foreign country or that its insurance regulatory authorities would approve our policies. We could also face sanctions, including fines and penalties, if a country’s authorities determined any failure to qualify or otherwise comply with its laws was willful or ongoing. Any of the foregoing could reduce our revenues and materially adversely affect our results of operations and financial condition. Additionally, we do not determine whether our independent consultants are required to be licensed to sell insurance in the countries in which they make insurance sales. If our independent consultants were not in compliance with applicable laws, including licensing laws, they could be required to cease operations, which would reduce our revenues. We have not obtained any advice of counsel in any foreign jurisdictions with respect to these matters. We are unable to quantify the effect of foreign regulation on our business if regulation were to be imposed on us, but we believe we could expend substantial amounts of time and incur substantial expense in complying with any foreign regulation, and we may decide to withdraw from or avoid a market if foreign regulation were imposed.
The offer and sale of our Class A common stock through our Stock Investment Plan (the “Plan”) is registered under the Securities Act of 1933. Most all of our foreign policyholders choose to invest certain cash dividends they receive with respect to their life insurance policies in our Class A common stock through the Plan, which is not registered under the securities laws of any foreign jurisdiction. We have not obtained any advice of counsel in any foreign jurisdiction as to whether such participation by foreign residents in the Plan is subject to foreign securities laws or regulations or whether our independent consultants in these jurisdictions are subject to licensing requirements in connection with foreign policyholder participation in the Plan. If a securities regulatory authority were to determine the offer and sale of our Class A common stock through the Plan were contrary to applicable laws and regulations, we could be faced with cease and desist orders, fines and penalties, or reduced participation in the Plan by our foreign policyholders. This could materially reduce the amount of our Class A common stock purchased in the open market under the Plan, as historically a significant volume of shares have been purchased under the Plan through insurance policy cash dividends assigned to the Plan. We could also be faced with private disputes relating to the Plan, including the possibility of securities law claims within the United States. In the absence of countervailing considerations, we would expect to defend any such claims and we could incur significant defense costs, including not only attorneys’ fees and other direct litigation costs, but also the expenditure of substantial amounts of management time that otherwise would be devoted to our business. This could materially, adversely affect our results of operations and financial condition.
Additionally, if economic or political crises were to occur in any of the countries where our foreign policyowners reside, our revenues could be adversely affected. Also, currency control laws, regulations and decrees in foreign countries, if implemented, could materially adversely affect our revenues by imposing restrictions on asset transfers outside of a country where our insureds reside.
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
The United States and global financial markets experienced extreme volatility and disruption in 2008 and 2009. We continue to be exposed to significant financial and capital markets risk, including changes in equity prices, which may have a material adverse effect on our results of operations, financial condition and liquidity.
Markets in the United States and elsewhere experienced extreme volatility and disruption during 2008 and 2009, due largely to the stresses affecting the global banking system The global economy is in the midst of a severe recession, the effects of which are likely to persist beyond 2009, despite significant past and expected future governmental intervention in the world’s major economies. These circumstances exerted significant downward pressure on prices in the fourth quarter of 2008 and during 2009 on debt and equity securities and virtually all other asset classes and resulted in substantial increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.
As an insurance holding company with significant investment exposure, we face material financial and capital markets risk in our operations. Due to the low interest rate environment in 2009, the Company experienced significant call activity on our fixed income portfolio. We recorded other-than-temporary impairments (“OTTI”) in 2008 and 2009 due to market and credit decline. In addition, the current severe recession and the significant increase in the unemployment rate could result in decreased persistency of our insurance policies in force, as well as reduced new insurance policy sales, which may materially, adversely affect our results of operations and financial condition.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Changes in market interest rates may significantly affect our profitability.
Some of our products, principally traditional whole life insurance and guaranteed interest contracts, expose us to the risk that changes in interest rates will reduce our “spread,” or the difference between the amounts that we are required to pay under our contracts to policyholders and the rate of return we are able to earn on our investments intended to support obligations under the contracts. Our spread is a key component of our net income.
As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured, prepaid, been sold, or called at lower yields, reducing our investment margin. Our fixed income bond portfolio is exposed to interest rate risk as a significant portion of the portfolio is callable. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates, and may not match the timing or magnitude of changes in asset yields. Our expectation of future spreads is an important component in amortization of deferred acquisition costs and significantly lower spreads may result in increasing amortization, thereby reducing net income for the period. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Consolidated Results of Operations — Realized Gains (Losses) on Investments.
Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.
Fixed maturity and equity securities classified as available-for-sale are reported at fair value. Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from net income. Our total gross unrealized losses on our available-for-sale securities portfolio at December 31, 2009 were $9.7 million. The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.
Our actual claims losses may exceed our reserves for claims and we may be required to establish additional reserves, which in turn may adversely impact our results of operations and financial condition.
We maintain reserves to cover our estimated exposure for claims relating to our issued insurance policies. Reserves, whether calculated under U.S. generally accepted accounting principles (“U.S. GAAP”) or statutory accounting practices prescribed by various state insurance regulators, do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections, of what we expect claims will be based on mortality assumptions that are determined by various regulatory authorities. Many reserve assumptions are not directly quantifiable, particularly on a prospective basis. In addition, when we acquire other domestic life insurance companies, our assessment of the adequacy of acquired policy liabilities is subject to our estimates and assumptions. Reserve estimates are refined as experience develops, and adjustments to reserves are reflected in our statements of operations for the period in which such estimates are updated. Because establishing reserves is an inherently uncertain process involving estimates of future losses, future developments may require us to increase claims reserves, which may have a material adverse effect on our results of operations and financial condition in the periods in which such increases occur.
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Critical Accounting Estimates — Policy Liabilities.
Unexpected losses in future reporting periods may require us to adjust the valuation allowance against our deferred tax assets.
The Company’s valuation allowance relative to our deferred tax asset (“DTA”) was $2.5 million at December 31, 2009. The valuation allowance was established based on facts, circumstances and information available at the reporting date, which indicated it was more likely than not that some or all of the DTA would not be realized.
Currently, we evaluate our DTA quarterly for recoverability based on available evidence. This process involves management’s judgment about assumptions, which are subject to change from period to period due to tax rate changes or variances between our projected operating performance and our actual results. Ultimately, future adjustments to the DTA valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets depends on the existence of sufficient taxable income in either the carry back or carry forward periods under applicable tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods. Such an adjustment could have a material adverse effect on our results of operation, financial condition and capital position.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Critical Accounting Estimates — Tax Accounting.
We may be required to accelerate the amortization of deferred acquisition costs and the costs of customer relationships acquired, which would increase our expenses and adversely affect our results of operations and financial condition.
At December 31, 2009, we had $115.6 million of deferred policy acquisition costs, or DAC. DAC represents costs that vary with and are primarily related to the sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses. Under U.S. GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the anticipated recognition of premiums.
In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies. This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies. At December 31, 2009, we had $34.7 million of CCRA. We amortize the value of this intangible asset in a manner similar to the amortization of DAC.
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
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Critical Accounting Estimates — Deferred policy acquisition cost and cost of customer relationships acquired.
We may be required to recognize an impairment on the value of our goodwill, which would increase our expenses and materially adversely affect our results of operations and financial condition.
Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition. Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the “reporting unit” level, which is either an operating segment or a business that is one level below the operating segment. Goodwill is impaired if its carrying value exceeds its implied fair value. This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units. If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Critical Accounting Estimates — Goodwill.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
We are a defendant in lawsuits, which may adversely affect our financial condition and detract from the time our management is able to devote to our business, and we are subject to risks related to litigation and regulatory matters.
We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., and Harold E. Riley v. Fernando Hakim Daccach, in which a class was originally certified by the trial court and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, which on March 2, 2007, reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. The underlying lawsuit alleged that certain life insurance policies we made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. On November 16, 2009, the trial court conducted further proceedings on the case, in order to determine whether the class should be recertified. On December 9, 2009, the trial court denied the recertification of the class. The remaining plaintiffs must now proceed individually, and not as a class, if they intend to pursue their cases against Citizens. Citizens intends to maintain a vigorous defense in any remaining proceedings.
Security Plan Fire Insurance Company (“SPFIC”) is a defendant in a suit styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007 by the state of Louisiana as subrogee/assignee of the insureds of more than 200 different insurance companies. The suit was filed to recover money that the state of Louisiana paid to certain insureds under the Louisiana Road Home Program for damages resulting from Hurricanes Katrina and Rita. The suit was removed to the United States District Court for the Eastern District of Louisiana on September 11, 2007. In March 2009, the trial court judge dismissed all bad faith claims asserted against the defendants, including SPFIC. The judge also dismissed all claims for flood damage and all claims asserted under Louisiana’s Valued Policy Law. Due to the District Court’s recent rulings noted above, we no longer believe an adverse ruling in the Road Home Litigation would have a material impact on our financial statements.
In addition to these lawsuits, we may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to, other possible disputes relating to the non-U.S. trusts or the Plan referred to above and the investment by many of our foreign policyholders in our Class A common stock of certain cash dividends they receive from their insurance policies. If allegations similar to those made in certain of these lawsuits regarding the application of Texas or other securities laws to the assignment of policy dividends were determined to be valid, we could face the possibility of other securities law claims within the United States. Also, we could be faced with contingent liabilities with respect to possible claims for violations of securities laws, the extent of which would be difficult to determine. In the absence of countervailing considerations, we would expect to defend any such claims, and we could incur significant defense costs, including not only attorneys’ fees and other direct litigation costs, but also the expenditure of substantial amounts of management time that otherwise would be devoted to our business. This could materially adversely affect our results of operations and financial condition.
Reinsurers with which we do business could increase their premium rates and may not honor their obligations, leaving us liable for the reinsured coverage.
We reinsure certain risks underwritten by our various insurance subsidiaries. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. The high cost of reinsurance or lack of affordable coverage could adversely affect our results of operations and financial condition.
Our reinsurance facilities are generally subject to annual renewal. We may not be able to maintain our current reinsurance facilities and, even if highly desirable or necessary, we may not be able to obtain replacement reinsurance facilities in adequate amounts or at rates economic to us. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase or, if we are unwilling or unable to bear an increase in net exposures, we may have to reduce the level of our underwriting commitments. In addition, our reinsurance facilities may be cancelled, pursuant to their terms, upon the occurrence of certain specified events, including a change of control of our Company (generally defined as the acquisition of 10% or more of our voting equity securities) or the failure of our insurance company subsidiaries to maintain the minimum required levels of statutory surplus. Any of these potential developments could materially adversely affect our revenues, results of operations and financial condition.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
In 2009, we reinsured $363 million of face amount of our life insurance policies. Amounts reinsured in 2009 represented 8.2% of the face amount of direct life insurance in force in that year. Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance. If our cost of reinsurance were to increase, we might not be able to recover these increased costs, and our results of operations and financial condition could be materially adversely affected. See Note 5 to the Company’s Consolidated Financial Statements.
We may not be able to continue our past strategy of acquiring other U.S. life insurance companies, and we may not realize improvements to our financial results as a result of our past or any future acquisitions.
We have acquired 16 U.S. life insurance companies since 1987. Our objective in this strategy has been to increase our assets, revenues and capital, improve our competitive position and increase our earnings, in part by realizing certain operating efficiencies associated with economies of scale.
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
Our international marketing plan focuses on making available U.S. Dollar-denominated life insurance products to high net worth, high income individuals residing in more than 30 countries. New competition could cause the supply of insurance to change, which could affect our ability to price our products at attractive profitable rates to us, thereby adversely affecting our revenues, results of operations and financial condition. Although there are some impediments facing potential competitors that wish to enter the foreign markets we serve, the entry of new competitors into these markets may occur, affording our customers reason to change to other insurance providers. In connection with our business with foreign nationals, we experience competition primarily from the following sources, many of which have substantially greater financial, marketing and other resources than we have:
•	Foreign operated companies with U.S. Dollar policies. We face direct competition from companies that operate in the same manner as we operate in our international markets.
•
Companies foreign to the countries in which their policies are sold but that issue local currency policies. Another group of our competitors in the international marketplace consists of companies that are foreign to the countries in which their policies are sold but issue life insurance policies denominated in the local currencies of those countries. Local currency policies provide the benefit of assets located in the country of foreign residents, but entail risks of uncertainty due to local currency fluctuations, as well as the perceived instability and weakness of local currencies.

•
Locally operated companies with local currency policies. We compete with companies formed and operated in the country in which our foreign insureds reside. Generally, these companies are subject to risks of currency fluctuations, and they primarily use mortality tables based on experience of the local population as a whole. These mortality tables are typically based on significantly shorter life spans than those we use. As a result, the cost of insurance from these companies tends to be higher than ours. Although these companies typically market their policies to a broader section of the population than do our independent marketing firms and independent consultants, there can be no assurance that these companies will not endeavor to place a greater emphasis on our target market and compete more directly with us.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
In addition, from time to time, companies enter and exit the markets in which we operate, thereby increasing competition at times when there are new entrants. We may lose business to competitors offering competitive products at lower prices, or for other reasons.
There can be no assurance that we will be able to compete effectively in any of our markets. If we do not, our business, results of operations and financial condition will be materially adversely affected.
Sales of our products may be reduced if we are unable to (i) establish and maintain commercial relationships with independent marketing firms and independent consultants (ii) attract and retain employee agents or (iii) develop and maintain our distribution sources.
We distribute our insurance products through several distribution channels, including independent marketing firms and independent consultants and our employee agents. These relationships are significant for both our revenues and our profits. In our life insurance segment, we depend almost exclusively on the services of independent marketing firms and independent consultants. In our home service insurance segment, we depend on employee agents whose role in our distribution process is integral to developing and maintaining relationships with policyholders. Significant competition exists among insurers to form relationships with marketers of demonstrated ability. Some of our competitors may offer better compensation packages for marketing firms, independent consultants and agents and broader arrays of products and have a greater diversity of distribution resources, better brand recognition, more competitive pricing, lower cost structures and greater financial strength or claims paying ratings than we do. We compete with other insurers for marketing firms, independent consultants and employee agents primarily on the basis of our compensation and support services. Any reduction in our ability to attract and retain effective sales representatives could materially adversely affect our revenues, results of operations and financial condition.
Loss of the services of our senior management team would likely hinder development of our operating and marketing programs and our strategy for expanding our business.
We rely on the active participation of our Chairman of the Board and Chief Executive Officer, Harold E. Riley (age 81), and our Vice Chairman of the Board and President, Rick D. Riley (age 56), in connection with the development and execution of our operating and marketing plans and strategy for expanding our business. We anticipate that their expertise will continue to be of substantial value in connection with our operations. The loss of the services of either of these individuals could have a significant adverse effect on our business and prospects. We do not have an employment agreement with either of these persons nor do we carry a key-man insurance policy on either of their lives.
We are subject to extensive governmental regulation in the United States, which increases our costs of doing business and could restrict the conduct of our business.
We are subject to extensive regulation and supervision in U.S. jurisdictions wherein we do business, as well as anti-money laundering regulations adopted under the U.S. Patriot Act. Insurance company regulation is generally designed to protect the interests of policyholders, with substantially lesser protections to shareholders of the regulated insurance companies. To that end, all the states in which we do business have insurance regulatory agencies with broad powers under law with respect to such things as: licensing companies to transact business; mandating capital and surplus requirements; regulating trade and claims practices; approving policy forms; and restricting companies’ ability to enter and exit markets.
The capacity for an insurance company’s growth in premiums is partially a function of its required statutory surplus. Maintaining appropriate levels of statutory surplus, as measured by statutory accounting practices prescribed or permitted by a company’s state of domicile, is considered important by all state insurance regulatory authorities. Failure to maintain required levels of statutory surplus could result in increased regulatory scrutiny and enforcement action by regulatory authorities.
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Liquidity and Capital Resources for further discussion on statutory capital requirements.
Most insurance regulatory authorities have broad discretion to grant, renew, suspend and revoke licenses and approvals, and could preclude or temporarily suspend us from carrying on some or all of our activities, including acquisitions of other insurance companies, require us to add capital to our insurance company subsidiaries, or fine us. If we are unable to maintain all required licenses and approvals, or if our insurance business is determined not to comply fully with the wide variety of applicable laws and regulations and their interpretations, including the U.S. Patriot Act, our revenues, results of operations and financial condition could be materially adversely affected.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Changes in U.S. regulation may adversely affect our results of operations and financial condition and limit our prospective growth.
Currently, the U.S. Federal Government does not directly regulate the insurance business, although initiatives for Federal regulation of insurance are proposed by members of the U.S. Congress from time to time. However, Federal legislation and administrative policies in several other areas can materially and adversely affect insurance companies, including our business. These areas include the U.S. Patriot Act, financial services regulation, securities regulation, including the Sarbanes-Oxley Act of 2002, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed from time to time.
Our failure to maintain effective information systems could adversely affect our business.
We must maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. If we do not maintain adequate systems, we could experience adverse consequences, including inadequate information on which to base pricing, underwriting and reserve decisions, regulatory problems, failure to meet prompt payment obligations, increases in administrative expenses and loss of customers.
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
Our insurance subsidiaries are subject to privacy regulations and to confidentiality obligations. We also have legal obligations to protect certain confidential information we obtain from our existing vendors. These obligations generally include protecting confidential information in the same manner and to the same extent as we protect our own confidential information. The actions we take to protect confidential information include among other things: monitoring our record retention plans and policies and any changes in state or federal privacy and compliance requirements; maintaining secure storage facilities for tangible records; and limiting access to electronic information in order to safeguard certain information.
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
We interface with and distribute our products to individual consumers. There may be a perception that these purchasers may be unsophisticated and in need of consumer protection. Accordingly, from time to time, consumer advocate groups or the media may focus attention on our products, thereby subjecting us to periodic negative publicity. We may also be negatively impacted if other insurance companies engage in practices resulting in increased public attention to our businesses. Negative publicity may result in lower sales of insurance, lower persistency of our insurance products, increased regulation and legislative scrutiny of industry practices as well as increased litigation, which may further increase our costs of doing business and impede our ability to market our products. As a result, our business, results of operations and financial condition could be materially, adversely affected.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
General economic, financial market and political conditions may materially, adversely affect our results of operations and financial condition.
Our results of operations and financial condition may be materially, adversely affected from time to time by general economic, financial market and political conditions, both in the United States and in the foreign countries where our policy owners reside. These conditions include economic cycles such as: levels of consumer spending; levels of inflation; movements of the financial markets; availability of credit; fluctuations in interest rates, monetary policy or demographics; and legislative and competitive changes.
During periods of economic downturn, such as the one occurring in 2008 and 2009, our insureds may choose not to purchase our insurance products, may terminate existing policies, permit policies to lapse or may choose to reduce the amount of coverage purchased, any of which could have a material adverse effect on our results of operations and financial condition. Also, our sales of new insurance policies might decrease.
Our insurance subsidiaries are restricted by applicable laws and regulations in the amounts of fees, dividends and other distributions they may make to us. The inability of our subsidiaries to make payments to us in sufficient amounts for us to conduct our operations could adversely affect our ability to meet our obligations or expand our business.
As a holding company, our principal asset is the stock of our subsidiaries. We rely primarily on statutorily permissible payments from our insurance company subsidiaries, principally through service agreements we have with our subsidiaries, to meet our working capital and other corporate expenses. The ability of our insurance company subsidiaries to make payments to us is subject to regulation by the states in which they are domiciled, and these payments depend primarily on approved service agreements between us and these subsidiaries and, to a lesser extent, the statutory surplus (which is the excess of assets over liabilities as determined under statutory accounting practices prescribed by an insurance company’s state of domicile), future statutory earnings (which are earnings as determined in accordance with statutory accounting practices) and regulatory restrictions.
Generally, the net assets of our insurance company subsidiaries available for dividends are limited to either the lesser or greater (depending on the state of domicile) of the subsidiary’s net gain from operations during the preceding year and 10% of the subsidiary’s net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed by insurance regulatory authorities.
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
The capital and credit markets experienced extreme volatility in 2008 continuing into 2009. In some cases, the markets exerted significant downward pressure on availability of debt and equity capital for certain issuers (including short term liquidity and credit capacity). We believe the availability of debt and equity capital has decreased significantly compared to prior years.
The availability of equity and debt financing to us will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, our credit capacity, as well as the possibility that investors or lenders could develop a negative perception of our long- or short-term financial prospects. Disruptions, uncertainty or volatility in the capital markets may also limit our access to equity capital for us to seek to expand our business. As such, we may be forced to delay raising debt or equity capital, or bear an unattractive cost of capital, which could adversely affect our ability to complete any acquisitions and negatively impact profitability of an acquisition.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Our Class A common stock price has historically fluctuated and is likely to fluctuate in the future and could decline materially because of the volatility of the stock market in general, decreased participation in the Plan referred to above or a variety of other factors, many of which are beyond our control, including: quarterly or annual variations in actual or anticipated results of our operations; interest rate fluctuations; changes in financial estimates by securities analysts; competition and other factors affecting the life insurance business generally; and conditions in the U.S. and world economies.
Our Class A common shareholders will not control us for the foreseeable future, will have a limited ability to influence our business policies and corporate actions and will not by themselves be able to elect any directors.
It is difficult for minority shareholders to elect any of our directors or otherwise exert influence over our business. Holders of our outstanding Class B common stock are entitled to elect a simple majority of our board of directors and are therefore deemed our ultimate controlling party. All of our Class B common stock is currently owned indirectly by the Harold E. Riley Trust of which Harold E. Riley, our Chairman of the Board and Chief Executive Officer, is the sole trustee. Additionally, Harold E. Riley beneficially owns approximately 7% of the issued shares of our Class A common stock.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
We have never paid any cash dividends on our Class A common stock and do not anticipate doing so in the foreseeable future.
We have never paid cash dividends on our Class A common stock, as it is our policy to retain earnings for use in the operation and expansion of our business.
There are a substantial number of shares of our Class A common stock eligible for future sale in the public market. The sale of these shares could cause the market price of our Class A common stock to fall.
There were 48,686,759 shares of our Class A common stock issued as of December 31, 2009. Our executive officers, directors and management owned approximately 4,268,000 shares of our Class A common stock as of this date, representing approximately 10% of our then outstanding Class A common stock. Almost all of these shares have been registered for public resale and generally may be sold freely. In the event of a sale of some or all of these shares or the perceived sale of these shares, the market price of our Class A common stock could fall substantially.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
We own our principal office in Austin, Texas, consisting of an 80,000 square foot office building in addition to approximately one acre of land nearby that houses storage facilities. Approximately 50,000 square feet is occupied or reserved for our operations. We also own a training facility at Lake Buchanan, Texas. In addition, we own other properties in Texas, Arkansas and Louisiana that are incidental to our operations.
Item 3. LEGAL PROCEEDINGS
We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, which on March 2, 2007, reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. The underlying lawsuit alleged that certain life insurance policies that we made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. On November 16, 2009, the trial court conducted further proceedings on the case, in order to determine whether the class should be recertified. On December 9, 2009, the trial court denied the recertification of the class. The remaining plaintiffs must now proceed individually, and not as a class, if they intend to pursue their cases against Citizens. Citizens intends to maintain a vigorous defense in any remaining proceedings.
Security Plan Fire Insurance Company (“SPFIC”) is a defendant in a suit styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007 by the state of Louisiana as subrogee/assignee of the insureds of more than 200 different insurance companies. The suit was filed to recover money that the state of Louisiana paid to certain insureds under the Louisiana Road Home Program for damages resulting from Hurricanes Katrina and Rita. The suit was removed to the United States District Court for the Eastern District of Louisiana on September 11, 2007. In March 2009, the trial court judge dismissed all bad faith claims asserted against the defendants, including SPFIC. The judge also dismissed all claims for flood damage and all claims asserted under Louisiana’s Valued Policy Law. Due to the District Court’s recent rulings noted above, we no longer believe an adverse ruling in the Road Home Litigation would have a material impact on our financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Item 4. (Reserved)
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CIA. As of December 31, 2009, the approximate number of record owners of our Class A common stock was 86,000. Management estimates the number of beneficial owners to be approximately 125,000.
Quarterly high and low closing prices per share of our Class A common stock as reported by the NYSE are shown below.

	2009		2008
Quarter Ended	High	Low	High	Low
March 31	$9.65	6.32	$6.95	5.14
June 30	7.98	6.08	7.96	6.02
September 30	7.20	5.59	9.15	5.79
December 31	6.83	5.80	9.70	6.99
We have not paid cash dividends in any of the past five years and do not expect to pay cash dividends in the foreseeable future. For restrictions on our present and future ability to pay dividends, see Note 6 of the “Notes to Consolidated Financial Statements.”
We did not purchase any of our equity securities during any quarter in 2007, 2008 or 2009.
Securities Authorized for Issuance Under Equity Compensation Plans
We do not maintain any equity compensation plans or arrangements. Thus, we do not have any securities authorized for issuance under these types of plans, nor have we issued any options, warrants or similar instruments to purchase any of our equity securities, except for warrants issued in conjunction with the convertible preferred stock issued in 2004 and 2005. See Note 7 of the “Notes to Consolidated Financial Statements.”

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 6. SELECTED FINANCIAL DATA
The table below sets forth, in summary form, selected financial data of the Company. This data, which is not covered in the reports of our independent registered public accounting firms, should be read in conjunction with our consolidated financial statements and notes, which are included elsewhere herein.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Total Revenues	$188,980	146,673	169,637	154,189	139,024
Net Income (Loss)	17,340	(15,707)	16,557	8,677	7,302
Basic and Diluted Earnings (Loss) Per Class A Share	0.31	(0.42)	0.35	0.16	0.13
Total Assets	927,326	832,276	787,909	711,184	661,889
Total Liabilities	711,251	653,022	597,532	558,690	513,380
Total Stockholders’ Equity	216,075	171,541	176,157	139,611	136,963
Book Value Per Share	4.35	3.68	4.00	3.38	3.33
See Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information that may affect the comparability of the financial data contained in the above table.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We conduct operations as an insurance holding company emphasizing ordinary life insurance products in niche markets where we believe we can achieve competitive advantages. As an insurance provider, we collect premiums in the current period to pay future benefits to our policy and contract holders. Our core operations include issuing:
•
U.S. Dollar-denominated ordinary whole life insurance and endowment policies predominantly to high net worth, high income foreign residents, located principally in Latin America and the Pacific Rim, through approximately 2,100 independent marketing consultants;

•	ordinary whole life insurance policies to middle income households in the midwest and the southern United States through approximately 340 independent marketing consultants; and
•
final expense and limited liability property policies to middle and lower income households in Louisiana, Mississippi and Arkansas through approximately 625 employee and independent agents in our home service distribution segment.

Life Insurance. Over the past 30 years, CICA and its predecessors have accepted policy applications from foreign nationals for U.S. Dollar-denominated ordinary whole life insurance and endowment policies. Traditionally, this market has been concentrated in the top 3-5% of the population of a country in terms of income and net worth. In recent years, however, there has been a shift to encompass a broader spectrum of the population, as upper middle classes develop in Latin America and the Pacific Rim. We make our insurance products available using third-party marketing organizations and independent marketing consultants. The number of our producing independent consultants has expanded over the years in this segment to approximately 2,100, and we received applications from residents of more than 30 countries outside of the U.S. in 2009. Historically, the majority of our international business has come from Latin America; however, the Pacific Rim has represented a meaningful source of new business for several years.
Through the domestic market of our Life Insurance segment, we provide ordinary whole life, credit life insurance, and final expense policies to middle income families and individuals in certain markets in the midwest and southern U.S. The majority of our revenues are the result of acquisitions of domestic life insurance company acquisitions since 1987.
Home Service Insurance. We provide final expense ordinary life insurance to middle and lower income individuals in Louisiana, Mississippi and Arkansas. Our policies in this segment are sold and serviced through a home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders and through networks of funeral homes who collect premium and provide personal policyholder service.
We also realize revenues from our investment portfolio, which is a key component of our operations. The revenues we collect as premiums from policyholders are invested to ensure future benefit payments under the policy contracts. Life insurance companies earn profits on the investment spread, which reflects the investment income earned on the premiums paid to the insurer between the time of receipt and the time benefits are paid out under policies. Changes in interest rates, changes in economic conditions and volatility in the capital markets can all impact the amount of earnings that we realize from our investment portfolio.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
•
The current worldwide recession and contraction of credit availability has resulted in adverse effects for the life insurance industry, including increased surrender of life insurance policies in force, decreased new life insurance policy sales and increased competition for new life insurance policy sales. Our operations in 2009 reflected these adverse developments, and are discusssed further below.

•
We believe there is a trend toward consolidation of domestic life insurance companies, due to significant losses incurred by the life insurance industry as a result of the credit crisis and recession of 2008-2009, as well as increasing costs of regulatory compliance for domestic life insurance companies. We believe this trend should be a benefit to our acquisition strategy as more complementary acquisition candidates may become available for us to consider.

•
Many of the events and trends affecting the life insurance industry have had an impact on the life reinsurance industry. These events have led to a decline in the availability of reinsurance. While we currently cede a limited amount of our primary insurance business to reinsurers, we may find it difficult to obtain reinsurance in the future, forcing us to seek reinsurers who are more expensive to us. If we cannot obtain affordable reinsurance coverage, either our net exposures will increase or we will have to reduce our underwriting commitments.

Recent Acquisitions
In the fourth quarter of 2008, the Company completed its acquisition of ONLIC, included in the Home Service segment, for $8.0 million and had additional acquisition related expenses of $900,000. In the first quarter of 2009, the Company completed its acquisition of Integrity Capital Corporation (“ICC”) in exchange for 1,292,000 shares of Citizens, Inc. Class A common stock. ICC is the parent of Integrity Capital Insurance Company (“ICIC”), an Indiana life insurance company that is included in the Life Insurance segment. The transaction was valued at $8.4 million when the transaction closed on February 27, 2009.
Consolidated Results of Operations
Insurance revenues are primarily generated from premium revenues and investment income. In addition, realized gains and losses on investment holdings can significantly impact revenues from year to year.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Revenues:
Premiums:
Life insurance	$141,001	134,953	130,265
Accident and health insurance	1,531	1,580	1,558
Property insurance	4,748	4,764	4,925
Net investment income	29,602	30,478	30,743
Realized gains (losses), net	8,040	(23,812)	(94)
Decrease (increase) in fair value of warrants	3,154	(2,662)	828
Other income	904	1,372	1,412

Total revenues	188,980	146,673	169,637
Exclude increase (decrease) in fair value of warrants	(3,154)	2,662	828

Total revenues excluding fair value adjustments of warrants outstanding	$185,826	149,335	170,465

Premium Income. Premium income during 2009 increased 4.2% to $147.3 million from $141.3 million in 2008. The increase resulted primarily from renewal premiums, which totaled $123.2 million, $116.6 million and $111.2 million in 2009, 2008 and 2007, respectively. The Company believes that new business sales were negatively impacted due to the global recession and policyholder concerns. Endowment sales represented an increased portion of new business sales internationally, as these products have gained in popularity over the past several years. In addition, most of our life insurance policies contain a policy loan provision, which allows the policyholder to use cash value of a policy to pay premiums. The Company believes this feature is routinely used by policyholders to keep a policy active, as evidenced by the increase in the policy loan asset balance year over year.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Net Investment Income. Net investment income decreased during 2009 to $29.6 million, compared to $30.5 million during 2008 and $30.7 million in 2007. The decrease resulted from lower investment rates available in 2009 on new money investments compared to the prior two years, as well as the significant call activity the Company experienced on its overall investment portfolio in the current year, resulting in lower rates on reinvested funds. We continue to invest in bonds of U.S. Government-sponsored enterprises, such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Association (“FHLMC”), due to our conservative investment strategy of investing in high quality issuers. Over 85% of total investment income is attributable to the Company holdings of fixed maturity securities. Policy loan income increased in the current year due to the growth in the asset balance, as policyholders utilized the policy loan feature to pay premiums and keep policies in force.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Gross investment income:
Fixed maturity securities	$25,921	27,536	26,925
Equity securities	1,056	1,027	2,171
Mortgage loans	50	28	33
Policy loans	2,444	2,105	1,919
Long-term investments	465	39	(47)
Other	507	357	191

Total investment income	30,443	31,092	31,192
Less investment expenses	(841)	(614)	(449)

Net investment income	$29,602	30,478	30,743

Realized Gains (Losses) on Investments. The investment markets were very volatile at the end of 2008 and throughout 2009 due to the credit crisis and economic downturn. In 2009, the Company sold equity mutual funds, which were previously impaired, for a realized gain of $4.9 million. The Company also sold a number of fixed maturity investments in 2009, resulting in a total gain of $8.0 million. The Company recorded $0.3 million in realized losses during 2009 related to other-than-temporary impairments due to market declines and issuer credit deterioration, which are netted against the gains recorded. In 2008, the Company recognized other-than-temporary impairment write-downs of $23.5 million on its holdings of equity mutual funds. In addition, we also impaired two bonds due to credit quality, recognizing a realized loss of $0.3 million.
Decrease (Increase) in Fair Value of Warrants. Because the market value of our Class A common stock decreased during 2009, we recognized a gain on the decrease in fair value of warrants of $3.2 million in 2009, compared to a loss of $2.7 million in 2008 and a gain of $0.8 million in 2007. The gain in 2009 was directly related to the decrease in the price of our Class A common stock. The warrant liability is calculated using the Black-Scholes option pricing model, which projects the future value of the warrants when they expire in July 2011 and 2012. Current accounting standards require the change in the value of the warrant liability be recorded as a component of revenues. When the liability increases we incur a loss, and when the liability decreases we recognized income. The warrant liability is not anticipated to have an effect on the Company’s cash flows, as the Company expects the warrants will either be converted into our Class A common stock in July 2012, or sooner, at the election of the warrant holders, or expire.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$59,988	56,253	50,571
Increase in future policy benefit reserves	40,790	37,117	36,420
Policyholders’ dividends	6,680	6,865	6,401

Total insurance benefits paid or provided	107,458	100,235	93,392
Commissions	35,536	35,984	35,641
Other underwriting, acquisition and insurance expense	28,340	28,611	27,583
Capitalization of deferred policy acquisition costs	(23,656)	(24,109)	(26,210)
Amortization of deferred policy acquisition costs	17,202	15,650	12,530
Amortization of cost of customer relationships acquired and other intangibles	3,494	2,897	3,203

Total benefits and expenses	$168,374	159,268	146,139

Claims and Surrenders. As noted in the table below, claims and surrenders increased 6.6% from $56.3 million in 2008 to $60.0 million in 2009. The 2009 increase primarily related to an increase in surrender expense, as well as an increase in endowments.

	Years ended December 31,
	2009	2008	2007
	(In thousands)

Death claims	$22,494	22,529	20,720
Surrender expenses	19,666	15,222	13,832
Endowment benefits	14,079	13,814	12,835
Property claims	1,590	2,657	1,090
Accident and health benefits	437	427	311
Other policy benefits	1,722	1,604	1,783

Total claims and surrenders	$59,988	56,253	50,571

The Company monitors death claims to determine if they are within levels meeting expectations. The claim experience in 2009 improved relative to 2008. In addition in 2008, there was a $650,000 decrease in 2007 to correct an overstatement of the prior year’s claim liability.
Policy surrenders increased 29.2% in 2009 to $19.7 million from $15.2 million in 2008, up from $13.8 million in 2007. The increase in surrender expense is primarily related to our international business and is expected to increase over time due to the maturity of this block of business. A significant portion of surrenders relates to policies that have been in force over fifteen years and no longer have a surrender charge associated with them. In addition, the Company believes a significant portion of the increase resulted from the global recession and policyholder uncertainty about the economy. Total direct insurance inforce reported in 2009 was $4.4 billion compared to $4.3 billion in 2008 and $4.2 billion in 2007.
Endowment benefits increased 1.9% from $13.8 million in 2008 to $14.1 million in 2009. Endowments totaled $12.8 million in 2007. We have a series of international policies that carry an immediate endowment benefit of an amount elected by the policy owner. These benefits have been popular in the Pacific Rim and Latin America, where the Company has experienced increased interest in our guaranteed products in recent years. Like policy dividends, endowments are factored into the premium and, as such, the increase has no impact on profitability. The Company expects these benefits to continue to increase as this block of business increases.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Property claims decreased 40.2% in 2009, from $2.7 million in 2008 to $1.6 million in 2009, and were $1.1 million in 2007. In 2008, Hurricanes Gustav and Ike swept through Louisiana resulting in an increase in property claims of $1.6 million over 2007. In 2007, the Company released claim liabilities of $711,000 that were no longer required due to the expiration of the statute of limitations, which had been related to Hurricane Katrina in 2005 and impacted several years thereafter.
Reserves. The change in future policy benefit reserves increased from $37.1 million in 2008 to $40.8 million in 2009. Sales of certain endowment products have gained popularity is our international markets, which build reserves at a much higher rate, and have contributed to the increasing reserves over the past several years. Endowment sales totaled approximately $8.5 million, $7.4 million and $6.6 million in 2009, 2008 and 2007, respectively.
Policyholder Dividends. Policyholder dividends decreased 2.7% during 2009 to $6.7 million from $6.9 million in 2008 and $6.4 million in 2007, due to the decline in inforce of our ordinary whole life products. All of our international policies are participating. Policyholder dividends are factored into the premiums and have no impact on profitability.
Commissions. Commissions decreased slightly during 2009 to $35.5 million from $36.0 million in 2008 and $35.6 million in 2007. Commissions were essentially flat all three years, even though premium income was up due to the increase of renewal premiums, which pay a lower commission rate than the rate paid on first year business.
Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses decreased to $28.3 million in 2009 from $28.6 million in 2008 and $27.6 million in 2007. The 2009 decrease compared to 2008 primarily related to lower audit and consulting fees. The 2008 increase was due largely to an increase in employee compensation and increased fees for international shipping.
Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs (“DAC”) decreased 1.9% from $24.1 million in 2008 to $23.7 million in 2009. These costs were $26.2 million in 2007. The decrease resulted from the decline in new business and, therefore, the decline in the associated new business costs that were capitalized. Significantly lower amounts are capitalized related to renewal business. Amortization amounts increased in 2009 to $17.2 million compared to $15.6 million in 2008 and $12.5 million in 2007. The increase in 2009 and 2008 was significantly impacted by the amount of policy surrenders that the Company experienced in the latter part of 2008 and throughout 2009. We believe this trend is driven primarily by the negative economy and resulting policyholder uncertainty.
Cost of Customer Relationships Acquired and Other Intangibles. Amortization of cost of customer relationships acquired and other intangibles increased from $2.9 million in 2008, to $3.5 million in 2009, and was $3.2 million in 2007. The 2009 increase related to the ICC acquisition and faster amortization due to the increase in lapses on this new business block, in addition to a full year of amortization related to ONLIC in the current year compared to two months in 2008.
Federal Income Tax. The Federal income tax expense was $3.3 million, $3.1 million and $6.9 million in 2009, 2008 and 2007, respectively, resulting in effective tax rates of 15.8%, 24.7% and 29.5%, respectively. The Company established a tax valuation allowance related to OTTI losses on its mutual funds of $6.9 million in 2008. The establishment of the valuation allowance had the effect of increasing tax expense. In 2009, $2.8 million of this allowance was released as a reduction of tax expense primarily due to the sale of approximately 42% of the mutual fund portfolio in 2009. In addition, the fair market value change related to outstanding warrants of $3.2 million reported as an increase in revenues in 2009 compared to a decrease in income of $2.7 million and increase of $0.8 million in 2008 and 2007, respectively, which was not taxable and also impacted the corporate tax rate.
Segment Operations
The Company has three reportable segments: Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises. These segments are reported in accordance with U.S. GAAP. The Company evaluates profit and loss performance based on net income before Federal income taxes.

		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Total
	(In thousands)
Income (loss) before Federal income tax:
For the year ended December 31:
2009	$10,472	9,245	889	20,606
2008	712	(8,955)	(4,352)	(12,595)
2007	13,145	12,729	(2,376)	23,498

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Life Insurance
Our Life Insurance segment consists of issuing primarily ordinary whole life insurance in U.S. Dollar-denominated amounts to foreign residents in 30 countries, and domestically through independent marketing firms and consultants throughout the United States.

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Revenue:
Premiums	$105,997	102,030	97,292
Net investment income	16,667	17,015	16,891
Realized gains (losses), net	1,100	(13,882)	3
Other income	340	330	660

Total revenue	124,104	105,493	114,846

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	41,277	36,241	34,305
Increase in future policy benefit reserves	36,043	34,246	34,160
Policyholders’ dividends	6,594	6,714	6,401

Total insurance benefits paid or provided	83,914	77,201	74,866

Commissions	21,146	21,589	22,144
Other underwriting, acquisition and insurance expenses	10,167	10,866	13,294
Capitalization of deferred policy acquisition costs	(17,871)	(19,177)	(20,653)
Amortization of deferred policy acquisition costs	14,757	13,331	10,874
Amortization of cost of customer relationships acquired and other intangibles	1,519	971	1,176

Total benefits and expenses	113,632	104,781	101,701

Income before Federal income tax	$10,472	712	13,145

Premiums. Premium revenues increased 3.9% to $106.0 million for 2009 compared to $102.0 million for 2008. First year premiums have declined in this segment due primarily to lower international new sales. However, total segment premiums reflect an increase due to higher renewal premiums, which have been trending higher as this block of insurance matures.
Life Insurance premium breakout is detailed below.

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Premiums:
First year	$16,294	18,020	20,104
Renewal	89,703	84,010	77,188

Total premium	$105,997	102,030	97,292

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Net Investment Income. Net investment income decreased to $16.7 million in 2009 compared to $17.0 million and $16.9 million in 2008 and 2007. The decrease related to lower investment rates available in 2009, as well as the significant call activity the Company experienced in the current year. Approximately $215.0 million in bonds was called by the U.S. Government and Government agencies in 2009 on a total life segment portfolio of $289.6 million. This money was reinvested in lower yielding securities.
Realized Gains (Losses), Net. Realized gains totaled $1.1 million in 2009 resulting from sales of available-for-sale fixed income securities, compared to realized losses of $13.9 million in 2008, primarily resulting from other-than-temporary impairments on equity mutual fund holdings in 2008.

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Death claims	$7,986	7,147	7,254
Surrender expenses	17,672	13,770	12,250
Endowment benefits	14,051	13,877	12,813
Accident and health benefits	288	290	193
Other policy benefits	1,280	1,157	1,795

Total claims and surrenders	$41,277	$36,241	$34,305

Claims and Surrenders. Claims and surrenders increased to $41.3 million in 2009 compared to $36.2 million and $34.3 million in 2008 and 2007.
Death claim amounts fluctuate from period to period, and are monitored by the Company. The amounts are within anticipated ranges based upon management’s expectations.
Surrender benefits increased 28.3% to $17.7 million in 2009 compared to $13.8 million and $12.3 million in 2008 and 2007. The majority of this increase in policy surrenders was attributable to our international business and related to policies that have been in force over fifteen years, and no longer have a surrender charge. The Company believes a significant portion of the increase was a result of the global recession and policyholder uncertainty. In addition, the Company recorded surrenders resulting from poor persistency related to one Brazilian agent. The Company has canceled the contract with this agent.
Commissions. Commissions are a principal operating expense that is paid in relation to sales production. The decline in commission expense in 2009 is a reflection of the decrease in first year business, which pays a higher commission rate than the renewal business that is the source of a significant portion of current year premium revenues. Renewal premiums represented 85% of total premium revenue in 2009 compared to 82% in 2008.
Other Underwriting, Acquisition and Insurance Expenses. The operating expenses have declined over the past several years due to lower expenses related to staffing reductions, accountants and other consultants. In addition, an expense allocation adjustment was made in 2008 to more realistically weight the Home Service segment overhead due to its higher administrative overhead than our other operations. The Company monitors all operating expenses and continues to seek efficiencies in our operations.
Deferred Policy Acquisition Costs (“DAC”). Capitalized DAC was lower in 2009, with $17.9 million compared to $19.2 million and $20.7 million in 2008 and 2007, respectively, due to decreased sales of new products. The Company believes a significant portion of this decrease resulted from the global recession and policyholder uncertainty. Amortization of DAC increased to $14.8 million compared to lower levels in 2008 and 2007, primarily due to an increase in lapses on this segment of business as previously noted.
Amortization of Cost of Customer Relationships Acquired (“COIA”). Amortization expense increased to $1.5 million in 2009 compared to $1.0 million and $1.2 million in 2008 and 2007, due to increased lapses relating to the purchased blocks. The Company generally reports higher amortization in the first year of an acquisition because lapses are typically higher, and then a leveling off and more consistent amortization in the following years. Amortization related to ICIC acquired business in early 2009 totaled $0.6 million at year end 2009.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Home Service Insurance
Our Home Service Insurance segment provides preneed and final expense ordinary life insurance and annuities to middle and lower income individuals primarily in Louisiana, Mississippi and Arkansas. Our policies in this segment are sold and serviced through funeral homes and a home service marketing distribution system utilizing employee and independent agents. Ozark National Life Insurance Company (“ONLIC”) was acquired in late 2008.

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Revenue:
Premiums	$41,283	39,267	39,456
Net investment income	12,680	12,654	13,502
Realized gains (losses), net	6,562	(9,948)	(85)
Other income	101	273	6

Total revenue	60,626	42,246	52,879

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	18,711	20,012	16,266
Increase in future policy benefit reserves	4,747	2,871	2,260
Policyholders’ dividends	86	151	—

Total insurance benefits paid or provided	23,544	23,034	18,526

Commissions	14,390	14,395	13,497
Other underwriting, acquisition and insurance expenses	14,812	14,459	10,001
Capitalization of deferred policy acquisition costs	(5,785)	(4,932)	(5,557)
Amortization of deferred policy acquisition costs	2,445	2,319	1,656
Amortization of cost of customer relationships acquired and other intangibles	1,975	1,926	2,027

Total benefits and expenses	51,381	51,201	40,150

Income (loss) before Federal income tax	$9,245	(8,955)	12,729

Premiums. The increase in 2009 was due to a full year of ONLIC premiums, which were reflected in 2009 for this segment compared to only one quarter of premium in 2008. In addition, in 2009 there was an increase in premiums related to SPFIC fire business sales and a premium rate increase for SPFIC that was effective in the last quarter of 2009.
Net Investment Income. The increase in 2009 was due to the overall increase in the investment portfolio holdings with the addition of ONLIC. In addition, SPLIC received $240,000 from a lawsuit settlement related to a bond in default. The overall investment yield on investment securities resulted in lower investment income in 2009 due to significant call activity that resulted in approximately 21% of the bond portfolio being reinvested into lower yielding securities.
Realized Gains (Losses), Net. Gains reported in 2009 totaled $6.6 million compared to losses of $9.9 million in 2008. The net gains in 2009 related primarily to sales of equity mutual funds previously impaired in 2008 under other-than-temporary impairment guidance. The impairments in 2008 totaled $9.9 million relative to the Home Service segment. Additional impairments of $0.3 million were recorded in 2009 due to further declines in market values relating to credit issues and are reducing the net gains as reported.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Claims and Surrenders. Claims and surrenders decreased with $18.7 million incurred in 2009 compared to $20.0 million and $16.3 million in 2008 and 2007. The decrease from 2008 to 2009 was due primarily to a decrease in death benefits for SPLIC and a decrease in casualty claims for SPFIC in 2009 compared to the same period in 2008. The results in 2008 included incurred claims from Hurricanes Ike and Gustav totaling $0.8 million.

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Death claims	$14,508	15,382	13,466
Surrender expenses	1,994	1,452	1,582
Endowment benefits	28	(63)	22
Property claims	1,590	2,657	1,090
Accident and health benefits	149	137	118
Other policy benefits	442	447	(12)

Total claims and surrenders	$18,711	$20,012	$16,266

Increase in Future Policy Benefit Reserves. The increase in 2009 included $0.4 million resulting from a correction related to ONLIC reserves caused by data issues discovered in the current year.
Commissions. Commission expense in 2009 included a full year of ONLIC commissions that were not completely included in the prior year, due to the acquisition date of October 2008. Higher commissions were recorded in 2008 for Security Plan due to the use of a manual computation, which resulted in a higher commission expense. This process was partially automated in 2009 and is resulting in a more refined computation in the current year.
Other Underwriting, Acquisition and Insurance Expenses. Expenses increased to $14.8 million in 2009 compared to $14.5 million and $10.0 million in 2008 and 2007. The current year increase was due primarily to the additional allocation of expenses in this segment due to the labor intensive nature of the high volume and lower face amount products.
Deferred Policy Acquisition Costs (“DAC”). Capitalized expenses increased to $5.8 million in 2009 compared to $4.9 million and $5.6 million in 2008 and 2007. This increase was directly related to the increase in premiums collected and agent production. Amortization totaled $2.4 million, $2.3 million and $1.7 million in 2009, 2008 and 2007, respectively. Amortization was impacted by lapse rates relative to the block of business. Higher lapse rates resulted in higher DAC amortization.
Other Non-Insurance Enterprises
Overall, other non-insurance operations are relatively immaterial to the consolidated results, except for the fair value adjustment related to the Company’s warrants to purchase Class A common stock. The fair value adjustment as of December 31, 2009 was $3.2 million, which was recorded as revenue, compared to a loss of $2.7 million recorded for the same period in 2008. These amounts fluctuate due to the movement in our Class A common stock price and fair value calculation using the Black-Scholes valuation model.
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

	December 31, 2009		December 31, 2008
		Percent of Total		Percent of Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities:
U.S. Government-sponsored corporations and U.S. Government agencies	$399,626	55.6%	$295,481	46.6%
Mortgage-backed (1)	19,452	2.7	51,907	8.2
Corporate	116,098	16.1	79,528	12.5
Municipal bonds	57,192	7.9	58,105	9.2
Foreign governments	120	—	134	—

Total fixed maturity securities	592,488	82.3	485,155	76.5
Cash and cash equivalents	48,625	6.8	63,792	10.1
Short-term investments	2,510	0.3	2,250	0.4
Other investments:
Policy loans	32,096	4.5	28,955	4.6
Equity securities	33,477	4.6	43,000	6.8
Mortgage loans	1,533	0.2	339	0.1
Real estate and other long-term investments	9,216	1.3	9,553	1.5

Total cash, cash equivalents and investments	$719,945	100.0%	$633,044	100.0%

(1)	Includes $16.2 million and $46.4 of U.S. Government agencies and government-sponsored enterprises in 2009 and 2008, respectively.
At December 31, 2009, investments in fixed maturity and equity securities were 86.9% of our total investments. All of our fixed maturities were classified as either available-for-sale or held-to-maturity securities at December 31, 2009. We had no fixed maturity or equity securities that were classified as trading securities at December 31, 2009 or 2008.
The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2009.

	December 31, 2009		December 31, 2008
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)
AAA and U.S. Government	$442,160	74.6%	$379,547	78.2%
AA	26,613	4.5	37,263	7.7
A	69,934	11.8	56,043	11.6
BBB	48,311	8.2	7,217	1.5
BB and other	5,470	0.9	5,085	1.0

Totals	$592,488	100.0%	$485,155	100.0%

The Company experienced a significant amount of maturities and call activity relative to the fixed income portfolio, with $292.7 million reported in 2009 compared to $162.3 million and $75.9 million in 2008 and 2007. As interest rates declined over the past two years, issuers called those holdings and the Company reinvested into lower yielding securities. The gross investment yield on the fixed maturity securities portfolio dropped approximately 50 basis points from year end 2008 compared to the same period in 2009.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Valuation of Investments in Fixed Maturity and Equity Securities
We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. The Company monitors all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. The assessment of whether impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value. The Company determines other-than-temporary impairment by reviewing all relevant evidence related to the specific security issuer as well as the Company’s intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.
When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or more like than not will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment shall be separated into the following: a) the amount representing the credit loss; and b) the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss shall be recognized in earnings. The amount of the total other-than-temporary impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings shall become the new amortized cost basis of the investment. That new amortized cost basis shall not be adjusted for subsequent recoveries in fair value.
With the exception of Security Plan, virtually all of our subsidiaries fixed maturity investments are in U.S. Government or U.S. Government-sponsored enterprises or U.S. Government instruments. Security Plan has significant investments in corporate and municipal bonds. In 2009, the Company impaired three bonds for $0.1 million and a number of common stocks totaling $0.2 million. These 2009 impairments resulted from declines due to credit quality of the issuers and have been reflected as a realized loss in the accompanying income statement. The Company impaired two bonds totaling $0.3 million during 2008, because the Company did not expect these securities to recover in value in the near term. The Company’s equity securities consist of mutual funds acquired in 2007 and 2008. The Company recorded an other-than-temporary impairment charges on its equity securities in 2008 in the amount of $23.5 million. Based upon our emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. Government-sponsored corporations and our analysis of whether declines in fair value below cost are temporary or other-than-temporary, management believes that our investments in fixed maturity investments at December 31, 2009 were not impaired, and no additional other-than-temporary losses need to be recorded.
Gross unrealized losses on fixed maturities available-for-sale amounted to $9.7 million as of December 31, 2009 and $16.0 million as of December 31, 2008. This increase was primarily due to a lower interest rate environment, which put downward pricing pressure on the fair values of our U.S. Government and agency bonds. There were no gross unrealized losses on equity securities as of December 31, 2009, as all of these securities were deemed impaired in 2008 and were written down to their fair value as of December 31, 2008. In 2009, the Company sold the equity mutual fund holdings from the Home Service segment and recorded realized gains of $4.9 million due to market recovery since impairment at December 31, 2008. Information on unrealized gains and losses by category is set forth in our consolidated financial statements, Note 2 — Investments, in the “Notes to the Consolidated Financial Statements.”
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
We believe we have established appropriate reinsurance coverage based upon our net retained insured liabilities compared to our surplus.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The effect of reinsurance on premiums is as follows:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Direct premiums	$155,727	151,077	146,409
Reinsurance assumed	1,416	1,459	1,462
Reinsurance ceded	(9,863)	(11,239)	(11,123)

Net premiums	$147,280	141,297	136,748

CICA monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of default by a reinsurer. The primary reinsurers of CICA are large, well capitalized entities.
The effect of reinsurance on life insurance in force is as follows:

	Year ended December 31,
	2009	2008	2007
	(In millions)
Direct written life insurance inforce	$4,432	4,322	4,168
Reinsurance assumed	928	647	644
Reinsurance ceded	(363)	(302)	(274)

Net life insurance inforce	$4,997	4,667	4,538

Virtually all of the Company’s non-credit accident and health insurance has been assigned and is administered by Texas International Life Insurance Company (“TILIC”), an unaffiliated party. The reinsurance recoverables under this agreement are collateralized by assets held in a trust for the benefit of the reinsured policies.
The Company monitors the credit ratings of our life and property reinsurers. The ratings by A.M. Best Company range from B+ (Good) to A+ (Superior).
SPFIC elected to increase the amount of first and second event catastrophe reinsurance to $10.0 million per event from $7.1 million and raise the retention level to $500,000 per event from $250,000, after the negative effects from Hurricane Katrina in 2005. Thus, the first $500,000 of incurred claims and any claims in excess of $10.0 million were SPLIC’s responsibility. The same reinsurance levels were in place for 2007 and 2008. The reinsurance premium for first event catastrophe reinsurance was $750,000 in 2008, and $840,000 in 2007. In 2008, SPFIC also paid reinsurance premiums in the amount of $478,000 for second and third event coverage due to Hurricanes Gustav and Ike.
Liquidity and Capital Resources
Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.
The liquidity requirements of our Company are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate investments to provide cash flow, but in 2008 SPFIC sold $237,000 of bonds because of liquidity needs as a result of Hurricanes Gustav and Ike. There were no liquidity issues in 2009. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. See Note 8 of the “Notes to Consolidated Financial Statements” for a table disclosing our contractual obligations.

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
Cash flows from our insurance operations historically have been sufficient to meet current needs. Cash flows from operating activities were $52.1 million, $46.4 million and $37.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments, which totaled $292.7 million, $162.3 million and $75.9 million in 2009, 2008 and 2007. These cash flows, for the most part, are reinvested in fixed income securities. Net cash outflows from investment activity totaled $68.8 million, $14.3 million and $58.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The outflows from investing activities for the year ended December 31, 2009, primarily related to the investment of excess cash and cash equivalents generated from operations during 2009. The Company’s cash flows from financing activities were $1.5 million in 2009, $10.6 million in 2008 and $17.5 million in 2007. In 2008, the Company received $9.4 million from capital contributions relating to our Series A-1 preferred stock. In 2007, the Company sold approximately 2.7 million shares of Class A common stock in a registered direct public offering. The sale resulted in gross proceeds of $18.8 million and net proceeds of $17.1 million after broker commissions and offering related expenses.
Stockholders’ equity at December 31, 2009 was $216.1 million compared to $171.5 million at December 31, 2008. The 2009 increase was largely due to income earned during the period and conversion of the Company’s preferred stock to Class A common stock.
Investments increased to $671.3 million at December 31, 2009 from $569.3 million at December 31, 2008. Invested assets increased 17.9% during 2009, due to the increase in fixed income holdings in the Company’s portfolio resulting from new premium and cash amounts being invested, as cash balances decreased by $15.2 million from 2008 to 2009, and the inclusion of ICC. Fixed maturities are categorized as fixed maturities available-for-sale, which are carried in our consolidated financial statements at fair value and held-to-maturity, which are carried at amortized cost. Fixed maturities available-for-sale were 57.4% of investments at December 31, 2009, and fixed maturities held-to-maturity were 30.8% of investments at December 31, 2009.
Policy loans comprised 4.8% of invested assets at December 31, 2009 compared to 5.1% at December 31, 2008. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 12% and maturities that are related to the maturity or termination of the applicable policies. Management believes we maintain adequate liquidity despite the uncertain maturities of these loans.
Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at December 31, 2009 and December 31, 2008. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss. During 2010, we intend to continue to utilize short term agencies and U.S. Treasuries as a cash management tool to minimize excess cash balances.
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
The NAIC has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company’s business to develop a minimum level of capital called “Authorized Control Level Risk-based Capital” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At December 31, 2009, all of our insurance subsidiaries were above the required minimum levels.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Two of our subsidiaries were below the minimum threshold at December 31, 2008. A capital contribution of $1.0 million was made to SPFIC by its parent SPLIC during the first quarter of 2009 because the ratio fell below 200%. An additional $1.0 million contribution was made to SPFIC by its parent SPLIC in the third quarter of 2009. Adjustments have been made relative to SPFIC product profitability, which had a positive impact on operations through the remainder of 2009 and are expected to benefit future years. A capital contribution of $1.0 million was also made to ONLIC by its parent CICA during the first quarter of 2009 when its ratio fell below 200%. The decline in SPFIC’s capital balance mainly resulted from hurricane losses in 2008 and an increase in operating expenses. The reduction in ONLIC’s capital balance resulted from declines in asset values of preferred and common stock holdings. The capital contributions made in 2009 increased the ratios as anticipated in action plans submitted to the appropriate state insurance departments. The Company received approval from the respective state insurance departments to merge ONLIC into SPLIC as of October 1, 2009. The capital contributions did not impact the overall consolidated financial position or results of operations of the Company.
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
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency did not exist as of December 31, 2009. Management believes that our policy liabilities and increase in future policy benefit reserves as of the years ended December 31, 2009, 2008 and 2007 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. The relative stability of these assumptions and management’s analysis is discussed below.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Management believes that our deferred policy acquisition costs and related amortization for the years ended December 31, 2009, 2008 and 2007 limits the amount of deferred costs to its estimated realizable value. This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.
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
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next thirty years. The CCRA is then evaluated utilizing reasonable assumptions. Management believes that our CCRA and related amortization is recoverable for the years ended December 31, 2009, 2008 and 2007. This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.
Goodwill
Current accounting guidance requires that goodwill balances be review for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event has occurred. A reporting unit is defined as an operating segment on one level below an operating segment. Most of the Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segment, as there is no discrete financial information available for the separate components of the segment or all of the components of the segment have similar economic characteristics.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Recent Accounting Pronouncements
See “Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1. Accounting Pronouncements.”
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
Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised over 87.0% of our cash and investment portfolio as of December 31, 2009. These investments are mainly exposed to changes in U.S. Treasury rates. Our fixed maturities investments include U.S. Government-sponsored corporations, U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 70.2% of the fixed maturities we owned at December 31, 2009 are instruments of U.S. Government-sponsored enterprises, or are backed by U.S. Government agencies.

	December 31, 2009			December 31, 2008
			Net			Net
			Unrealized			Unrealized
	Amortized	Fair	Gains	Amortized	Fair	Gains
	Cost	Value	(Losses)	Cost	Value	(Losses)
	(In thousands)

Fixed maturities, available-for-sale	$389,195	385,579	(3,616)	494,034	485,155	(8,879)
Fixed maturities, held-to-maturity	206,909	199,676	(7,233)	—	—	—

Total fixed maturities	$596,104	585,255	(10,849)	494,034	485,155	(8,879)

Total equity securities	$25,899	33,477	7,578	42,908	43,000	92

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities. We assess interest rate sensitivity with respect to our fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100 basis point shifts in the prevailing interest rates.
The Company performs an analysis of fair values using 100 basis point upward and downward shifts in interest rates. The following table sets forth the potential amount of unrealized losses that could be caused by 100 basis point upward shifts on our fixed maturities investments as of the dates indicated. Declining interest rate scenarios are not reported due to the fact that current rates are low and further declines are not probable.

	Increases in Interest Rates
	(In thousands)
December 31,	100 Basis Points	200 Basis Points	300 Basis Points

2009	$(49,599)	(97,573)	(132,425)

2008	$(55,265)	(85,159)	(113,469)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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

There are no fixed maturities or other investments that we classify as trading instruments. At December 31, 2009 and 2008, we had no investments in derivative instruments, nor does the Company have any subprime or CDO (collateralized debt obligation) risk.
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was less than 5% of our total investments at December 31, 2009. Thus, we believe significant decreases in the equity markets would have an immaterial impact on our total investment portfolio. (See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)
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
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There was no change in or disagreement with our accountants related to our accounting and financial disclosures.
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
(b) Management Report on Internal Control over Financial Reporting
Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2009.
Our independent registered public accounting firm, Ernst & Young LLP has issued an attestation report on our internal control over financial reporting. The report is included in item 9A(d) of this annual report.
(c) Change in Internal Control over Financial Reporting
During 2009, there have been no changes in the Company’s internal controls over financial reporting that materially affect or are reasonably likely to affect the Company’s internal controls over financial reporting. The Company implemented an internal audit function during 2008. This function provided an additional layer of review and oversight procedures. The Company’s Director of Internal Audit has significant experience in the life insurance industry, as well as external audit experience, including design and implementation of internal control processes.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
(d) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Shareholders of Citizens, Inc.:
We have audited Citizens, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citizens, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting under Item 9A of the Index. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.’
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
In our opinion, Citizens, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 of Citizens, Inc. and subsidiaries and our report dated March 12, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
March 12, 2010

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Item 9B. OTHER INFORMATION
None.
PART III
Items 10, 11, 12, 13 and 14 of this Report incorporate by reference the information in our definitive proxy material under the headings “Election of Directors,” “Executive Officers,” “Executive Officer and Director Compensation,” “Stock and Principal Stockholders,” “Control of the Company,” and “Principal Accounting Fees and Services,” to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Citizens, Inc.:
We have audited the accompanying consolidated statements of financial position of Citizens, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audit also included the financial statement schedules II, III, and IV under Item 15 of the Index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
March 12, 2010

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position
December 31
(In thousands)

	2009	2008
Assets
Investments:
Fixed maturities available-for-sale, at fair value (cost: $389,195 and $494,034 in 2009 and 2008, respectively)	$385,579	485,155
Fixed maturities held-to-maturity, at amortized cost (fair value: $199,676 in 2009)	206,909	—
Equity securities available-for-sale, at fair value (cost: $25,899 and $42,908 in 2009 and 2008, respectively)	33,477	43,000
Mortgage loans on real estate	1,533	339
Policy loans	32,096	28,955
Real estate held for sale	2,825	4,156
Real estate held for investment (less $374 and $283 accumulated depreciation in 2009 and 2008, respectively)	6,305	4,717
Other long-term investments	86	680
Short-term investments	2,510	2,250

Total investments	671,320	569,252

Cash and cash equivalents	48,625	63,792
Accrued investment income	7,455	7,423
Reinsurance recoverable	11,587	13,241
Deferred policy acquisition costs	115,570	109,114
Cost of customer relationships acquired	34,728	33,805
Goodwill	17,160	15,687
Other intangible assets	1,046	1,073
Federal income tax receivable	4,023	2,090
Property and equipment, net	6,018	6,466
Due premiums, net (less $1,644 and $2,217 allowance for doubtful accounts in 2009 and 2008)	8,960	8,958
Other assets	834	1,375

Total assets	$927,326	832,276

(Continued)
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position, Continued
December 31
(In thousands, except share amounts)

	2009	2008
Liabilities and Stockholders’ Equity
Liabilities:
Future policy benefit reserves:
Life insurance	$592,358	547,621
Annuities	37,882	34,025
Accident and health	6,399	7,442
Dividend accumulations	5,621	4,795
Premiums paid in advance	20,373	18,566
Policy claims payable	10,222	9,318
Other policyholders’ funds	8,105	7,929

Total policy liabilities	680,960	629,696
Commissions payable	2,434	2,350
Deferred federal and state income taxes	8,052	3,951
Payable for securities in process of settlement	6,000	—
Warrants outstanding	1,819	4,973
Other liabilities	11,986	12,052

Total liabilities	711,251	653,022

Commitments and contingencies (Notes 5 and 8)
Cumulative convertible preferred stock — Series A (Series A-1 — $1,000 stated value per share, 6,250 shares issued, authorized and outstanding in 2008; Series A-2 — $935 stated value per share, 5,000 shares authorized, 4,014 shares issued and outstanding in 2008)	—	7,713

Stockholders’ equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 51,822,497 shares issued and outstanding in 2009 and 48,781,753 shares issued and outstanding in 2008, including shares in treasury of 3,135,738 in 2009 and 2008	256,703	240,511
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2009 and 2008	3,184	3,184
Retained deficit	(38,092)	(55,432)
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on securities, net of tax	5,291	(5,711)

	227,086	182,552
Treasury stock, at cost	(11,011)	(11,011)

Total stockholders’ equity	216,075	171,541

Total liabilities and stockholders’ equity	$927,326	832,276

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
For the Years ended December 31
(In thousands, except per share amounts)

	2009	2008	2007
Revenues:
Premiums:
Life insurance	$141,001	134,953	130,265
Accident and health insurance	1,531	1,580	1,558
Property insurance	4,748	4,764	4,925
Net investment income	29,602	30,478	30,743
Realized gains (losses), net	8,040	(23,812)	(94)
Decrease (increase) in fair value of warrants	3,154	(2,662)	828
Other income	904	1,372	1,412

Total revenues	188,980	146,673	169,637

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	59,988	56,253	50,571
Increase in future policy benefit reserves	40,790	37,117	36,420
Policyholders’ dividends	6,680	6,865	6,401

Total insurance benefits paid or provided	107,458	100,235	93,392
Commissions	35,536	35,984	35,641
Other underwriting, acquisition and insurance expenses	28,340	28,611	27,583
Capitalization of deferred policy acquisition costs	(23,656)	(24,109)	(26,210)
Amortization of deferred policy acquisition costs	17,202	15,650	12,530
Amortization of cost of customer relationships acquired and other intangibles	3,494	2,897	3,203

Total benefits and expenses	168,374	159,268	146,139

Income (loss) before income tax expense	20,606	(12,595)	23,498
Income tax expense	3,266	3,112	6,941

Net income (loss)	$17,340	(15,707)	16,557

Net income (loss) applicable to common stockholders	$14,835	(18,263)	14,555

Per Share Amounts:
Basic and diluted earnings (loss) per share of Class A common stock	$0.31	(0.42)	0.35

Basic and diluted earnings (loss) per share of Class B common stock	$0.15	(0.21)	0.18

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Years ended December 31, 2009, 2008 and 2007
(In thousands)

				Accumulated
				other		Total
	Common Stock		Retained	comprehensive	Treasury	Stockholders’
	Class A	Class B	deficit	income (loss)	stock	equity

Balance at December 31, 2006	$210,066	3,184	(56,282)	(6,346)	(11,011)	139,611

Comprehensive income:
Net income	—	—	16,557	—	—	16,557
Unrealized investment gains, net	—	—	—	4,243	—	4,243

Total comprehensive income	—	—	16,557	4,243	—	20,800
Accretion of deferred issuance costs and discounts on preferred stock	(1,337)	—	—	—	—	(1,337)
Sale of Class A common stock	17,083	—	—	—	—	17,083

Balance at December 31, 2007	225,812	3,184	(39,725)	(2,103)	(11,011)	176,157

Comprehensive loss:
Net loss	—	—	(15,707)	—	—	(15,707)
Unrealized investment losses, net	—	—	—	(3,608)	—	(3,608)

Total comprehensive loss	—	—	(15,707)	(3,608)	—	(19,315)
Accretion of deferred issuance costs and discounts on preferred stock	(1,905)	—	—	—	—	(1,905)
Beneficial conversion feature and warrant discounts on preferred stock capital contribution	854	—	—	—	—	854
Preferred stock conversions	15,625	—	—	—	—	15,625
Warrants exercised	125	—	—	—	—	125

Balance at December 31, 2008	240,511	3,184	(55,432)	(5,711)	(11,011)	171,541

Comprehensive income:
Net income	—	—	17,340	—	—	17,340
Unrealized investment gains, net	—	—	—	11,002	—	11,002

Total comprehensive income	—	—	17,340	11,002	—	28,342
Accretion of deferred issuance costs and discounts on preferred stock	(2,289)	—	—	—	—	(2,289)
Acquisition of Integrity Capital	8,410	—	—	—	—	8,410
Preferred stock redemption	10,001	—	—	—	—	10,001
Warrants exercised	70	—	—	—	—	70

Balance at December 31, 2009	$256,703	3,184	(38,092)	5,291	(11,011)	216,075

(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income,
Continued
For the Years ended December 31, 2009, 2008 and 2007
(In thousands)
A summary of the number of shares of common stock of Class A, Class B and treasury stock issued is as follows:

	Common Stock		Treasury
	Class A	Class B	Stock

Balance at December 31, 2006	43,426	1,002	(3,136)

Stock dividends	97	—	—
Stock sale	2,683	—	—

Total stock issued	2,780	—	—

Balance at December 31, 2007	46,206	1,002	(3,136)

Stock dividends	90	—	—
Warrant exercised	18	—	—
Preferred stock conversions	2,468	—	—

Total stock issued	2,576	—	—

Balance at December 31, 2008	48,782	1,002	(3,136)

Stock dividends	32	—	—
Warrant exercised	10	—	—
Preferred stock redemption	1,704	—	—
Acquisition of Integrity Capital	1,294	—	—

Total stock issued	3,040	—	—

Balance at December 31, 2009	51,822	1,002	(3,136)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years ended December 31
(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$17,340	(15,707)	16,557
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized losses (gains) on sale of investments and other assets assets and other-than-temporary impairment charges	(8,040)	23,812	94
Net deferred policy acquisition costs	(6,454)	(8,459)	(13,680)
Amortization of cost of customer relationships acquired and other intangibles	3,494	2,897	3,203
Increase (decrease) in fair value of warrants	(3,154)	2,662	(828)
Depreciation	1,171	1,116	1,076
Amortization of premiums and discounts on fixed maturities	2,043	354	1,243
Deferred federal income tax expense	2,329	496	1,202

Change in:
Accrued investment income	15	(127)	(8)
Reinsurance recoverable	1,729	275	2,552
Due premiums and other receivables	47	(1,227)	(1,702)
Future policy benefit reserves	40,477	36,100	34,132
Other policy liabilities	2,477	5,412	275
Federal income tax	(1,922)	(1,474)	(2,746)
Commissions payable and other liabilities	(62)	637	(3,367)
Other, net	603	(335)	(86)

Net cash provided by operating activities	52,093	46,432	37,917

Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	74,181	237	3,844
Maturity of fixed maturities, available-for-sale	292,706	162,337	75,939
Purchase of fixed maturities, available-for-sale	(255,251)	(156,055)	(78,845)
Purchase of fixed maturities, held-to-maturity	(207,052)	—	—
Sale of equity securities, available-for-sale	22,745	—	248
Purchase of equity securities available-for-sale	(637)	(24,439)	(36,666)
Principal payments on mortgage loans	31	97	165
Mortgage loans funded	—	(115)	—
Sale of other long-term investments and property and equipment	933	185	430
(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
For the Years ended December 31
(In thousands)

	2009	2008	2007
Cash flows from investing activities (continued):
Purchase of other long-term investments and property and equipment	$(2,735)	(1,110)	(4,357)
Increase in policy loans, net	(3,141)	(3,062)	(1,948)
Maturity of short-term investments	2,250	26,000	—
Purchase of short-term investments	(2,605)	(10,173)	(17,650)
Cash acquired (paid) for acquisition, net	9,770	(8,242)	—

Net cash used in investing activities	(68,805)	(14,340)	(58,840)

Cash flows from financing activities:
Series A-1 preferred stock capital contributions	—	9,375	—
Proceeds from sale of Class A common stock	—	—	17,083
Warrants exercised	70	125	—
Annuity and universal life deposits	3,990	2,848	2,279
Annuity and universal life withdrawals	(2,515)	(1,771)	(1,837)

Net cash provided by financing activities	1,545	10,577	17,525

Net increase (decrease) in cash and cash equivalents	(15,167)	42,669	(3,398)

Cash, and cash equivalents at beginning of year	63,792	21,123	24,521

Cash, and cash equivalents at end of year	$48,625	63,792	21,123

Supplemental Disclosure of Operating Activities
Cash paid during the year for income taxes	$2,876	4,090	8,476

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
In 2009, the Company sold four parcels of real estate and issued mortgage loans totaling $1.2 million. In 2008, the Company sold real estate and issued a mortgage loan for $115,000.
Supplemental Disclosures of Non-Cash Financing Activities:
Dividends on the Company’s Series A-1 Convertible Preferred Stock, issued in 2004, and Series A-2 Convertible Preferred Stock, issued in 2005, were paid by the Company through the issuance of Class A common stock to the preferred shareholders in the amounts of $216,000, $651,000 and $665,000 in 2009, 2008 and 2007, respectively. Accretion of deferred issuance costs and discounts on the Convertible Preferred Stock recorded as a deduction to Class A common stock during 2009, 2008 and 2007 was $2.3 million, $1.9 million and $1.3 million, respectively. On July 13, 2009, the Company converted all of its outstanding Series A-1 and Series A-2 Convertible Preferred Stock into Class A common shares in accordance with the mandatory redemption provision of the preferred shareholder agreement dated July 12, 2004. The total amount of Class A common shares issued as part of the conversion was 1,704,446, with a value of $10,001,404.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1:	Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).
The consolidated financial statements include the accounts and operations of Citizens, Inc. (“Citizens”), a Colorado company, and its wholly-owned subsidiaries, CICA Life Insurance Company of America (“CICA”), Computing Technology, Inc. (“CTI”), Funeral Homes of America, Inc. (“FHA”), Insurance Investors, Inc. (“III”), Citizens National Life Insurance Company (“CNLIC”), Integrity Capital Corporation (“ICC”), Integrity Capital Life Insurance Company (“ICIC”), Security Plan Life Insurance Company (“SPLIC”) and Security Plan Fire Insurance Company (“SPFIC”). All significant inter-company accounts and transactions have been eliminated. Citizens and its wholly owned consolidated subsidiaries are collectively referred to as “the Company,” “we,” or “our.”
Ozark National Life Insurance Company (“ONLIC”) was acquired for $8.0 million in cash on October 27, 2008. As of October 1, 2009, ONLIC was merged into SPLIC. The Company completed its acquisition of ICC in exchange for 1,294,000 shares of its Class A common stock in the first quarter of 2009. ICC is the parent of ICIC, an Indiana life insurance company. The transaction was valued at $9.0 million on the closing date of February 27, 2009. On October 30, 2009, FHA completed the sale of its funeral home assets. The transaction was valued at approximately $600,000.
We provide life and health insurance policies through four of our subsidiaries — CICA, SPLIC, CNLIC and ICIC. CICA, CNLIC and ICIC issue ordinary whole-life policies, burial insurance, pre-need policies, and accident and health related policies, throughout the midwest and southern United States. CICA also issued ordinary whole-life policies internationally. SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi, and SPFIC, a wholly owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana.
CTI provides data processing systems and services as well as furniture and equipment to the Company. III provides aviation transportation to the Company. FHA was a funeral home operator.
Significant Accounting Policies
Investments
Based upon current accounting guidance, investment securities must be classified as held-to-maturity, available-for-sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Fixed maturity securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized. Fixed maturities consist primarily of bonds classified as available-for-sale or held-to-maturity. The Company does not classify any fixed maturities as trading. Equity securities (including non-redeemable preferred stock) are considered available-for-sale and are reported at fair value.
Unrealized appreciation (depreciation) of equity securities and fixed maturities held as available-for-sale is shown as a separate component of stockholders’ equity, net of tax, and is a separate component of comprehensive income.
The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an Other Than Temporary Impairment (“OTTI”) exists pursuant to the accounting guidelines. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the Federal government or its agencies, by government-sponsored agencies, or whether downgrades by bond rating agencies have occurred, and reviews of the issuer’s financial condition.

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
The Company had cash equivalents and fixed maturities with an aggregate fair value of $9,947,000 and $10,653,000 at December 31, 2009 and 2008, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.
Premium Revenue and Related Expenses
Premiums on life policies are recognized as earned when due. Due premiums on the balance sheet are net of allowances. Accident and Health policies are recognized as revenue over the contract period on a pro rata basis. Benefits and expenses are associated with earned premiums so as to result in the recognition of profits over the estimated lives of the contracts. This matching is accomplished by means of a provision for future policy benefits and the capitalization and amortization of deferred policy acquisition costs.
Annuity policies, primarily flexible premium fixed annuity products, are accounted for in a manner consistent with accounting for interest bearing financial instruments. Premium receipts are not reported as revenue, rather as deposit liabilities to annuity contracts. The annuity products issued do not include fees or other such charges.
Deferred Policy Acquisition Costs and Cost of Customer Relationships Acquired
Acquisition costs, consisting of commissions and policy issuance, underwriting and agency expenses that are primarily related to and vary with the production of new and renewal business, have been deferred. These deferred amounts, referred to as deferred policy acquisition costs (“DAC”) are recorded as an asset on the balance sheet and amortized to income in a systematic manner, based on related contract revenues or gross profits as appropriate.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Traditional life insurance and accident and health insurance acquisition costs are being amortized over the premium paying period of the related policies using assumptions consistent with those used in computing future policy benefit liabilities. For universal life type contracts and investment contracts that include significant surrender charges or that yield significant revenues from sources other than the investment contract holders’ funds, the deferred contract acquisition cost amortization is matched to the recognition of gross profit. The effect on the DAC asset that would result from realization of unrealized gains or losses is recognized with an offset to accumulated other comprehensive income in consolidated stockholders’ equity. If an internal replacement of insurance or investment contract modification substantially changes a contract as defined in current accounting guidance, then the DAC is written off immediately through income and any new deferrable costs associated with the new replacement are deferred. If a contract modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are immediately expensed.
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
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Management believes that our deferred policy acquisition costs and related amortization for the years ended December 31, 2009, 2008 and 2007 limits the amount of deferred costs to its estimated realizable value. This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.
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
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next thirty years. The CCRA is then evaluated utilizing reasonable assumptions. Management believes that our CCRA and related amortization is recoverable for the years ended December 31, 2009, 2008 and 2007. This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Cost of customer relationships acquired relative to purchased blocks of insurance is summarized as follows:

	Year ended December 31,
	2009	2008	2007
	(In thousands)

Balance at beginning of period	$33,805	31,636	34,812
Acquisitions	4,006	5,038	—
Amortization	(3,432)	(2,869)	(3,176)
Adjustment	326	—	—
Effects of unrealized gains on CCRA	23	—	—

Balance at end of period	$34,728	33,805	31,636

Amortization above is net of accrued interest of $1.7 million in 2009 and 2008 and $1.9 million in 2007.
Estimated amortization of cost of customer relationships acquired in each of the next five years and thereafter, is as follows. Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

(In thousands)

Year	Amount
2010	$2,800
2011	2,457
2012	2,300
2013	2,128
2014	1,972
Thereafter	23,071
The value of CCRA in our various acquisitions, which is included in cost of customer relationships acquired in the accompanying consolidated financial statements, was determined based on the present value of future profits discounted at annual rates ranging from 4.5% to 8.5%.
Future Policy Benefits and Expenses
Future policy benefit reserves for traditional life insurance and accident and health insurance contract benefits and expenses are computed using a net level premium method, with assumptions as to investment yields, dividends on participating business, mortality and withdrawals based upon our experience, modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviations.
The accrued account balance for non-traditional life insurance and investment contracts is computed as deposits net of withdrawals made by the contract holder, plus amounts credited based on contract specifications, less contract fees and charges assessed, plus any additional interest. Annuity interest crediting rates range from 3.0% to 5.5% annually. Benefits and expenses are charged against the account balance to recognize costs as incurred over the estimated lives of the contracts. Expenses include interest credited to contract account balances and benefits paid in excess of contract account balances.
Unpaid claims on accident and health policies represent the estimated liability for benefit expenses, both reported but not paid and incurred but not reported to the Company. Liabilities for unpaid claims are estimated using individual case basis valuations and statistical analyses. Those estimates are subject to the effects of trends in claim severity and frequency.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Anticipated investment income is not considered in determining whether a premium deficiency exists with respect to short-duration contracts. Premium deposits accrue interest at rates ranging from 4.0% to 8.25% per annum. The cost of insurance is included in the premium when collected and interest is credited annually to deposit accounts.
The development of liabilities for future policy benefits requires management to make estimates and assumptions regarding mortality, morbidity, lapse, expense, and investment experience. These estimates are based primarily on historical experience and future expectations of mortality, morbidity, expense, persistency, and investment assumptions. Actual results could differ materially from estimates. We monitor actual experience and revise assumptions as necessary.
At December 31, 2007, the Security Plan premium paying in force policies were converted to the Company’s mainframe policy administration system and Security Plan’s original computer system was discontinued, except for providing access to certain historical information. All in force amounts were reconciled between systems, but certain records within the paid-up block were not converted until the third quarter of 2008. The conversion of these paid-up records resulted in an increase in future policy benefit reserves of approximately $700,000 over the reserves that were being carried prior to conversion. This resulted in a decrease to 2008 net income of approximately $455,000.
During the first quarter of 2008, the Company discovered a $796,000 overstatement of life reserves, due to the use of an incorrect reserve factor going back several years. The error was corrected during the first quarter, resulting in an increase to net income of $517,000.
Goodwill and Other Intangible Assets
Goodwill is the difference between the purchase price in a business combination and the fair value of assets and liabilities acquired, and is not amortized. Other intangible assets include various state insurance licenses, which have been determined to have indefinite useful lives and, therefore, are not amortized. Both goodwill and other intangible assets with indefinite useful lives are subject to annual impairment analyses.
The goodwill impairment test uses a two step process as set forth under current accounting guidance. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess.
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
As of December 31, 2009, the Company had goodwill allocated to both the Life Insurance segment as well as the Home Service Insurance segment. The Company completed its annual goodwill assessment for the individual reporting units within the Life Insurance segment and Home Service Insurance segment as of December 31, 2009 and no impairment of goodwill was identified.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Goodwill is summarized as follows:

		Accumulated
	Gross	amortization	Net
	(In thousands)

Balance at December 31, 2007	$16,454	(5,068)	11,386
Acquisition of ONLIC	4,301	—	4,301

Balance at December 31, 2008	20,755	(5,068)	15,687

Acquisition of ICC	1,238	—	1,238
Adjustment to ONLIC	235	—	235

Balance at December 31, 2009	$22,228	(5,068)	17,160

Goodwill increased by $1.2 million in 2009 due to the acquisition of ICC. Additional goodwill in the amount of $254,000 was recorded in 2009 related to the acquisition of ONLIC in 2008. This arose from an additional tax valuation allowance related to impairments on investments that existed at the acquisition date but were not identified and recorded until 2009, within the measurement period for purchase accounting adjustments. In addition, goodwill was decreased by $19,000 in 2009 as a result of a policy reserve omission at the purchase date of ONLIC, which was discovered and recorded in 2009. This adjustment was comprised of an increase in CCRA of $326,000 and an increase in policy reserves of $307,000.
In the fourth quarter of 2008, the Company added $4.3 million of goodwill related to the acquisition of ONLIC. The purchase price was allocated to identifiable assets of $21.4 million (excluding goodwill) and liabilities of $16.9 million based on management’s estimate, resulting in goodwill of $4.3 million. Adjustments to ONLIC goodwill in 2009 of $235,000 increased total goodwill from the ONLIC acquisition to $4.5 million. The purchase price we paid for the acquisition was $8.0 million, plus acquisition related expenses of $900,000.
As of December 31, 2009, goodwill of $12.6 million was attributable to the Life Insurance segment and goodwill acquired of $4.5 million was attributable to the Home Service segment, with the acquisition of ONLIC, and is tested for impairment at December 31 of each year. The fair value of that reporting unit was estimated using the present value of estimated future cash flows. There was no impairment of goodwill in 2007, 2008 or 2009.
Participating Policies
At December 31, 2009 and 2008, participating business approximated 58.5% and 50.5%, respectively, of direct life insurance in force.
Future policy benefits on participating policies are estimated based on net level premium reserves for death and endowment policy benefits ranging from 3% to 8%, and the cash surrender values described in such contracts. The average annual rate of investment yields used in the determination of expected gross margin was 4.5% in 2009 and 6.0% in 2008 and 2007. Earnings and dividends on participating policies are allocated based on policies in force.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
In 2009, we issued 1.7 million Class A common shares for the mandatory redemption of our Company Series A Preferred Stock. Additionally, 10,000 shares of Class A common stock were issued upon one exercise of warrants. During 2009, the Company also issued 1.3 million shares of Class A common stock for the acquisition of ICC.
In 2008, we issued 2.5 million shares of our Class A common stock for the redemption of part of our outstanding Series A Preferred Stock. Additionally, 18,000 shares of Class A common stock were issued upon the exercise of warrants.
On December 4, 2007, the Company sold approximately 2.7 million shares of our Class A common stock in a registered direct public offering. These shares had a minor effect on weighted average shares, since they were outstanding for such a short period during 2007. The sale resulted in gross proceeds of $18.8 million and net proceeds of $17.1 million, after broker commissions and offering related expenses.
The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$17,340	(15,707)	16,557
Less: Preferred stock dividends	(216)	(651)	(665)
Accretion of deferred issuance costs and discounts on preferred stock	(2,289)	(1,905)	(1,337)

Net income (loss) available to common stockholders	$14,835	(18,263)	14,555

Net income (loss) allocated to Class A common stock	$14,680	(18,054)	14,377
Net income (loss) allocated to Class B common stock	155	(209)	178

Net income (loss) available to common stockholders	$14,835	(18,263)	14,555

Denominator:
Weighted average shares of Class A outstanding — basic	47,554	43,365	40,519
Weighted average shares of Class B outstanding — basic and diluted	1,002	1,002	1,002

Total weighted average shares outstanding — basic and diluted	48,556	44,367	41,521

Basic and diluted earnings (loss) per share of Class A common stock	$0.31	(0.42)	0.35

Basic and diluted earnings (loss) per share of Class B common stock	$0.15	(0.21)	0.18

In 2009, certain warrants associated with our Convertible Preferred Stock became dilutive. As a result, the dilutive weighted average shares of Class A common stock outstanding for 2009 were 47,556,000. Total diluted weighted average shares were 48,558,000. Diluted earnings per Class A share were unchanged from basic at $0.31.
In 2008, the warrants associated with our Convertible Preferred Stock were anti-dilutive. Total weighted average shares outstanding for 2008 were 44,367,000.
In 2007, certain of the warrants on our Convertible Preferred Stock became dilutive. As a result, the diluted weighted average shares of Class A common stock outstanding for 2007 were 40,574,000. Total diluted weighted average shares were 41,576,000. Diluted earnings per Class A share was unchanged from basic earnings per share at $0.35.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The Series A-1 and A-2 Convertible Preferred Stock was anti-dilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the years ended December 31, 2009, 2008 and 2007 per Class A common stock share obtainable on conversion exceeds basic income per share available to common stockholders.
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
A deferred tax asset is recorded only if a determination is made that it is more-likely-than-not that the tax treatment on which the deferred tax asset depends will be sustained in the event of an audit. These determinations inherently involve management’s judgment. In addition, the Company must record a tax valuation allowance with respect to deferred tax assets if it is more-likely-than-not that the tax benefit will not be realized. This valuation allowance is in essence a contra account to the deferred tax asset. Management must determine the portion of the deferred tax asset and resulting tax benefit that may not be realized based upon judgment of expected outcomes. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operations, financial condition and capital position.
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
Following is a summary of property and equipment:

	At December 31,
	2009	2008
	(In thousands)
Property and equipment:
Home office land and buildings	$6,551	6,535
Furniture and equipment	2,191	2,255
Electronic data processing equipment	3,483	3,381
Automobiles and marine assets	345	412
Airplane	3,282	3,274

Total property and equipment	15,852	15,857
Accumulated depreciation	(9,834)	(9,391)

Net property and equipment	$6,018	6,466

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.
Reclassification
Certain principal amounts have been reclassified to conform to the current year presentation, as follows:
The Company had previously accounted for the conversion of a policy from premium paying to extended term insurance (“ETI”) as the surrender of the premium paying policy for its cash value, with the cash value being applied as a single premium to purchase the ETI policy. Thus, premiums and surrenders were overstated by the amount of this single premium. Beginning in the first quarter of 2008, we no longer account for the conversion of a premium paying policy to ETI as a surrender of one policy and simultaneous purchase of a single premium policy. To effect this change, prior year life premiums were reduced by $4,157,000 for 2007, with a corresponding decrease in claims and surrender benefits.
In 2007, the consolidated financial statements presented separately premium deposits of $14.1 million and unearned premiums of $2.0 million. These balances were combined in 2008. The new line is “premiums paid in advance.”
During the third quarter of 2008, the Company completed the conversion of SPLIC’s supplemental contracts without life contingencies (“SCWOLC”) to our mainframe policy administration system. In conjunction with this conversion, the SCWOLC account balance at December 31, 2007 in the amount of $2,692,000 was reclassified out of life insurance future policy benefit reserves into other policyholders’ funds on the consolidated statement of financial position.
Accounting Pronouncements
Adoption of New Accounting Standards
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
As of January 1, 2008, the Company adopted Fair Value Measurement Accounting. This guidance defined fair value, established a framework for measuring fair value and expanded disclosures about fair value measurements. The adoption of this Fair Value guidance did not have a material impact on our consolidated financial statements. Additionally, on January 1, 2008, the Company elected the partial adoption of accounting guidance that amended the Fair Value guidance to allow an entity to delay the application of this Statement until January 1, 2009 for certain non-financial assets and liabilities. Under the provisions of the guidance, we delayed the application for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. On October 10, 2008, new accounting guidance was issued to clarify the application of fair value measurements of a financial asset when the market for that asset is not active. This clarifying guidance became effective upon issuance. The adoption had no impact on our results of operations or financial position.
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
In April 2009, the FASB further updated the fair value measurement standard to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This update re-emphasizes that, regardless of market conditions, the fair value measurement is an exit price concept as defined in the original standard. It clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this update does not include assets and liabilities measured under Level 1 inputs. We adopted this update on June 30, 2009 prospectively to all fair value measurements as appropriate without material impact on our consolidated financial statements. See Note 3 for additional disclosures about fair value measurement.
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
As of January 1, 2008, the Company adopted new accounting guidance that provided an option, on specified election dates, to report selected financial assets and liabilities, including insurance contracts, at fair value. Subsequent changes in fair value for designated items are reported in income in the current period. The adoption did not impact our consolidated financial statements, as no items were elected for measurement at fair value upon initial adoption. We continue to evaluate eligible financial assets and liabilities on their election dates. Any future elections will be disclosed in accordance with the provisions outlined in the accounting guidance.
Current accounting guidance defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under current accounting guidance, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs and unearned inducements associated with the replaced contract. This new accounting guidance was implemented in the first quarter of 2007. Later clarification on implementation addressed reinstatements of previously lapsed policies. The unamortized DAC of lapsed policies should be written off per the clarification. The Company had previously restored the DAC on lapsed policies that were subsequently reinstated. This new accounting guidance was only applied prospectively for reinstatements occurring in quarters beginning after December 31, 2006. The effect of adopting the new accounting guidance was to increase DAC amortization by $917,000 in 2007.

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
On January 1, 2009, we adopted an update to existing accounting standards for business combinations. The update, which retains the underlying concepts of the original standard in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, changes the method of applying the acquisition method in a number of ways. Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. In April 2009, the FASB issued a further update in relation to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the previous guidance to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with standards and guidance on accounting for contingencies and reasonable estimation of the amount of a loss. Further, this update eliminated the specific subsequent accounting guidance for contingent assets and liabilities, without significantly revising the original guidance. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value. These updates are effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of these updates for business combinations with an acquisition date on or after January 1, 2009 and these adoptions did not have a material effect on the Company’s consolidated financial statements. There were no noncontrolling interests acquired in the ICC acquisition.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 2:	Investments
Financial stability and the prevention of capital erosion are important investment considerations for the Company. A primary investment goal is the conservation of assets due to the long-term nature of a significant portion our liabilities. The Company invests primarily in fixed maturity securities, which totaled 82.3% of total investments and cash and cash equivalents at December 31, 2009. Holdings in high quality fixed maturity securities rated A or higher by Standard & Poor’s, Inc. totaled 90.9% of investment holdings in this category, reflecting the conservative investment philosophy of the Company.

	December 31, 2009		December 31, 2008
	Carrying	Percent of Total	Carrying	Percent of Total
	Value	Carrying Value	Value	Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$592,488	82.3%	$485,155	76.5%
Equity securities	33,477	4.6	43,000	6.8
Mortgage loans	1,533	0.2	339	0.1
Policy loans	32,096	4.5	28,955	4.6
Real estate and other long-term investments	9,216	1.3	9,553	1.5
Short-term investments	2,510	0.3	2,250	0.4
Cash and cash equivalents	48,625	6.8	63,792	10.1

Total cash, cash equivalents and investments	$719,945	100.0%	$633,044	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The cost, gross unrealized gains and losses and fair value of investments in fixed maturities and equity securities, as of December 31, 2009 and 2008, are as follows:

	December 31, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Fixed Maturities Available-for-Sale:
U.S. Treasury securities	$11,110	1,324	—	12,434
U.S. Government-sponsored enterprises	184,797	96	(4,610)	180,283
States of the United States and political subdivisions of the states	60,070	321	(3,199)	57,192
Foreign governments	105	15	—	120
Corporate	114,175	3,726	(1,803)	116,098
Securities not due at a single maturity date	18,938	556	(42)	19,452

Total fixed maturities available-for-sale	389,195	6,038	(9,654)	385,579
Fixed Maturities Held-to-Maturity:
U.S. Government-sponsored enterprises	206,909	18	(7,251)	199,676

Total Fixed Maturities	$596,104	6,056	(16,905)	585,255

Total Equity Securities	$25,899	7,578	—	33,477

	December 31, 2008
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Fixed Maturities Available-for-Sale:
U.S. Treasury securities	$11,306	3,113	—	14,419
U.S. Government-sponsored enterprises	280,434	1,128	(500)	281,062
States of the United States and political subdivisions of the states	64,152	156	(6,203)	58,105
Foreign governments	105	29	—	134
Corporate	87,320	1,134	(8,926)	79,528
Securities not due at a single maturity date	50,717	1,564	(374)	51,907

Total fixed maturities available-for-sale	$494,034	7,124	(16,003)	485,155

Total Equity Securities	$42,908	92	—	43,000

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
For investments of available-for-sale fixed maturities that have unrealized losses as of December 31, 2009, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows:

	December 31, 2009
	Less than 12 months			Greater than 12 months			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(In thousands, except for # of securities)
Available-for-sale securities:
U.S. Government-sponsored enterprises	$169,514	(4,610)	213	—	—	—	169,514	(4,610)	213
Security issued by states and political subdivisions	19,055	(343)	19	14,995	(2,856)	15	34,050	(3,199)	34
Corporate	36,342	(541)	21	12,857	(1,261)	12	49,199	(1,802)	33
Securities not due at a single maturity date	179	(1)	1	637	(42)	8	816	(43)	9

Total available-for-sale	225,090	(5,495)	254	28,489	(4,159)	35	253,579	(9,654)	289
Held-to-maturity securities:
U.S. Government-sponsored enterprises	185,659	(7,251)	81	—	—	—	185,659	(7,251)	81

Total fixed maturities	$410,749	(12,746)	335	28,489	(4,159)	35	439,238	(16,905)	370

As of December 31, 2009, there are no unrealized losses on the Company’s equity securities.
The largest group of available-for-sale fixed maturities in a gross unrealized loss position for more than 12 months is primarily corporate and municipal bonds acquired in the acquisition of Security Plan in 2004, and under purchase GAAP accounting, have a higher cost basis than historical cost. These premiums are being amortized to net investment income. Management has completed its assessment of other-than-temporary impairment of these securities. Based on our evaluation of the credit worthiness of the issuers and because we do not intend to sell the investments, nor is it likely that we would be required to sell these investments, before recovery of their amortized cost bases, which may be maturity, none of the unrealized losses are considered to be other-than-temporary.
The next largest group of available-for-sale fixed maturities in a gross unrealized loss situation for more than 12 months is investments in securities not due at a single maturity date. The current loss position primarily relates to changes in the current interest rate environment. Given the nature of the securities involved and the fact that we do not intend to sell the investments, nor is it likely that we would be required to sell these investments before recovery of their amortized cost bases, which may be maturity, management does not believe that the unrealized losses on these instruments will result in realized losses.
We monitor all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. Our impairment review, in accordance with current guidance, is performed by the Company at each reporting date and management uses its best judgment to decide if impairment is other-than-temporary. We determine other-than-temporary impairment by reviewing relevant evidence related to the specific security issuer as well as our intent and ability to hold the investment for a period of time sufficient for a forecasted recovery. All fixed maturity securities sold in 2009 were sold at a gain. All securities with a market price below $90 were segregated and reviewed as of December 31, 2009 based upon the items above for other-than-temporary impairment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
For investments of available-for-sale fixed maturities and equity securities that have unrealized losses as of December 31, 2008, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows:

	December 31, 2008
	Less than 12 months			Greater than 12 months			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(In thousands, except for # of securities)
Available-for-sale securities:
U.S. Government-sponsored enterprises	$18,680	(265)	14	11,256	(235)	11	29,936	(500)	25
Security issued by states and political subdivisions	32,389	(2,827)	39	21,492	(3,376)	23	53,881	(6,203)	62
Corporate	20,509	(2,170)	51	34,880	(6,756)	20	55,389	(8,926)	71
Securities not due at a single maturity date	118	(8)	3	11,629	(366)	24	11,747	(374)	27

Total fixed maturities	$71,696	(5,270)	107	79,257	(10,733)	78	150,953	(16,003)	185

The amortized cost and fair value of fixed maturities at December 31, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Fixed Maturities
	Cost or
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$13,930	14,106
Due after one year through five years	32,800	33,375
Due after five years through ten years	38,230	38,744
Due after ten years	492,206	479,578

	577,166	565,803
Securities not due at a single maturity date	18,938	19,452

Total fixed maturities	$596,104	585,255

The securities not due at a single maturity date include mortgage-backed obligations of U.S. Government-sponsored enterprises and corporate securities.
The Company had no investments in any one entity that exceeded 10% of stockholders’ equity at December 31, 2009. In addition, there were no investments that were non-income producing for the year ended December 31, 2009.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Major categories of net investment income are summarized as follows:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Investment income on:
Fixed maturities	$25,921	27,536	26,925
Equity securities	1,056	1,027	2,171
Mortgage loans on real estate	50	28	33
Policy loans	2,444	2,105	1,919
Long-term investments	465	39	(47)
Other	507	357	191

	30,443	31,092	31,192
Investment expenses	(841)	(614)	(449)

Net investment income	$29,602	30,478	30,743

Proceeds and gross realized gains (losses) from sales of fixed maturities available-for-sale for 2009, 2008 and 2007 are summarized as follows:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Proceeds	$74,181	237	3,844

Gross realized gains	$2,752	5	18

Gross realized losses	$—	—	(141)

In 2009, the Company sold bonds to capture realized gains and reinvest in higher yielding securities of the same quality based upon market changes. During 2008, the Company sold three fixed maturity securities in SPFIC to fund payment of claims related to Hurricane Gustav. During 2007, we sold fixed maturity securities to fund the purchase of investment real estate. No securities were sold from the held-to-maturity portfolio in 2009, 2008 or 2007.
Proceeds and gross realized gains (losses) from sales of equity securities for 2009, 2008 and 2007 are summarized as follows:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Proceeds	$22,745	—	248

Gross realized gains	$5,292	—	30

Gross realized losses	$—	—	(32)

In 2009, the Company sold holdings of equity mutual funds that were previously impaired in 2008, generating realized capital gains for book purpose but realized losses for tax purposes, to prevent prior years tax capital gain carryforwards from expiring. These sales resulted in realized gains of $4.9 million.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Realized gains (losses) are as follows:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Realized gains (losses):
Sales and maturities:
Fixed maturities	$2,705	(2)	(123)
Equity securities	5,292	—	(2)
Property and equipment	323	(4)	—
Other long-term investments	16	18	31

Net realized gains (losses) on sales and maturities	8,336	12	(94)

Other-than-temporary impairments:
Fixed maturities	(103)	(288)	—
Equity securities	(193)	(23,536)	—

Realized loss on OTTI	(296)	(23,824)	—

Net realized gains (losses)	$8,040	(23,812)	(94)

Note 3:	Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We hold fixed maturity and equity securities that are carried at fair value.
Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. All assets and liabilities carried at fair value are required to be classified and disclosed in one of the following three categories:
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The following table sets forth our assets that are measured at fair value on a recurring basis as of the date indicated:

	December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Fixed Maturities Available-for-Sale	$385,579	12,434	372,568	577
Equity Securities Available-for-Sale	33,477	33,477	—	—

Total Financial Assets	$419,056	45,911	372,568	577

Financial Liabilities:
Warrants outstanding	$1,819	—	1,819	—

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

December 31, 2009
(In thousands)
Ending Balance at December 31, 2008	$654
Total realized and unrealized gains (losses):
Included in net income	—
Included in other comprehensive income	(24)
Principal paydowns	(53)
Transfer in and (out) of Level 3	—

Ending Balance at December 31, 2009	$577

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

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$206,909	199,676	—	—
Mortgage loans	1,533	1,484	339	370
Policy loans	32,096	32,096	28,955	28,955
Cash and cash equivalents	48,625	48,625	63,792	63,792

Financial liabilities:
Annuities	37,882	33,980	34,025	29,107

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Fair values for fixed income securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.
Mortgage loans are secured principally by residential properties and commercial properties. Weighted average interest rates for these loans were approximately 6.7% and 8.2% per year, as of December 31, 2009 and 2008, respectively, with maturities ranging from one to thirty years. Management estimated the fair value using an annual interest rate of 6.25% at December 31, 2009 and 2008.
The fair value of the Company’s liabilities under annuity contract policies were estimated at December 31, 2009 using discounted cash flows at a risk free rate plus a component for non-performance risk and interest rate risk. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.
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
Policy loans have a weighted average annual interest rate of 7.6% as of December 31, 2009 and 2008, and have no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies that we have in force and cannot be valued separately and are not marketable, therefore a fair value is not calculated.
For cash and cash equivalents, accrued investment income, reinsurance recoverable, other assets, federal income tax payable and receivable, dividend accumulations, commissions payable, amounts held on deposit, and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

Note 4:	Policy Liabilities
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The following table presents information on changes in the liability for life, accident and health and property policy and contract claims for the years ended December 31, 2009, 2008 and 2007.

	Year ended December 31,
	2009	2008	2007
	(In thousands)

Policy claims payable at January 1	$9,318	6,908	9,448
Less: reinsurance recoverable	2,706	1,918	2,039

Net balance at January 1	6,612	4,990	7,409

Acquisition of ONLIC and ICIC, gross and net	6	140	—
Add claims incurred, related to:
Current year	25,077	25,308	22,985
Prior years	(556)	305	(883)

	24,521	25,613	22,102

Deduct claims paid, related to:
Current year	18,386	19,735	18,736
Prior years	4,986	4,396	5,785

	23,372	24,131	24,521

Net balance December 31	7,767	6,612	4,990
Plus: reinsurance recoverable	2,455	2,706	1,918

Policy claims payable, December 31	$10,222	9,318	6,908

The favorable development in 2009 for prior year claims was primarily from SPLIC and SPFIC. SPLIC’s IBNR was greater at December 31, 2008 than claims incurred during 2009. On prior year claims, SPFIC had favorable development on Hurricane Ike, which occurred in 2008, and litigation from Hurricane Katrina, which occurred in 2005.
SPLIC had higher death claims in 2008 than in prior years, which caused the adverse development. The unfavorable claims development of $305,000 in 2008 was primarily the result of SPLIC receiving prior year claims in excess of liabilities established.
The favorable development in 2007 was the result of the expiration of the extended due date for filing of hurricane claims. We released approximately $425,000 of accrued liabilities in 2007, as we determined that no amounts were ultimately payable on these policies.

Note 5:	Reinsurance
In the normal course of business, the Company reinsures portions of certain policies that we underwrite to limit disproportionate risks. During 2009 and 2008, we retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life. The Company also reinsures 100% of our accidental death benefit rider coverage. Catastrophe reinsurance is in place for our property policies. In 2009 and 2008, this reinsurance provided $10,000,000 of coverage above a $500,000 deductible. Our health insurance policies are substantially all reinsured on a 100% coinsurance basis. We remain contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.
Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. We obtain reinsurance from multiple reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. The ratings by A.M. Best Company range from B+ (Good) to A+ (Superior). To protect our position, we have established and funded a trust to cover the contingent liabilities related to accident and health reinsurance ceded to Texas International Life Insurance Company, which represents $5.6 million of the $11.6 million of reinsurance recoverable at December 31, 2009.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Assumed and ceded life reinsurance activity as of December 31, 2009 and 2008 is summarized as follows:

	At December 31,
	2009	2008
	(In thousands)

Aggregate assumed life insurance in force	$927,917	647,041

Aggregate ceded life insurance in force	$(362,891)	(302,253)

Net life insurance in force	$4,997,043	4,666,848

The Company’s reinsurance recoveries on ceded reinsurance were $11.6 million in 2009 and $13.2 million in 2008. Premiums and claims and surrenders assumed and ceded for all lines of business for these years are summarized as follows:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Premiums from short-duration contracts:
Direct	$6,834	6,856	6,803
Assumed	—	—	—
Ceded	(1,066)	(1,202)	(843)

Net premiums earned	5,768	5,654	5,960

Premiums from long-duration contracts:
Direct	148,893	144,221	139,606
Assumed	1,416	1,459	1,462
Ceded	(8,797)	(10,037)	(10,280)

Net premiums earned	141,512	135,643	130,788

Total premiums earned	$147,280	141,297	136,748

Claims and surrenders assumed	$1,434	1,429	1,422

Claims and surrenders ceded	$(5,649)	(9,982)	(9,338)

Beginning in calendar year 2007, SPFIC elected to increase the amount of first event catastrophe reinsurance to $10.0 million from $7.1 million and increase the retention to $500,000 from $250,000. The annual premium was $1,075,000, $750,000 and $840,000 in 2009, 2008 and 2007, respectively. Also in 2008, SPFIC paid $478,000 in second and third event coverage because of the occurrence of Hurricanes Gustav and Ike.

Note 6:	Stockholders’ Equity and Restrictions
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The table below shows the combined total of all of our insurance subsidiaries’ capital and surplus and net income (loss) for life insurance operations and property insurance operations, although these amounts are not all available as dividends to Citizens, Inc., because only CICA is directly owned by Citizens, Inc. All other subsidiaries are owned by CICA, except ONLIC, which was owned by Citizens, Inc.

	At December 31,
Combined Statutory Stockholders’ Equity	2009	2008
	(In thousands)
	(Unaudited)
Life insurance operations	$106,688	83,906
Property insurance operations	4,655	3,156

Total statutory capital and surplus	$111,343	87,062

	Year ended December 31,
Combined Statutory Net Income (Loss)	2009	2008	2007
	(In thousands)
	(Unaudited)
Life insurance operations	$15,546	(11,839)	14,644
Property insurance operations	(444)	(1,436)	1,184

Total statutory net income (loss)	$15,102	(13,275)	15,828

Generally, the net assets of the insurance subsidiaries available for transfer to their immediate parent are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Under these practices, total surplus at December 31, 2009 was $46.1 million and net gain from operations was $9.5 million for CICA. Based upon statutory net gain from operations and surplus of CICA as of and for the year ended December 31, 2009, a dividend of approximately $9.5 million could be paid to the Company without prior regulatory approval in 2010. Payments of dividends in excess of such amounts would generally require approval by regulatory authorities.
CICA, CNLIC, SPLIC, SPFIC, and ICIC have calculated their risk based capital (“RBC”) in accordance with the National Association of Insurance Commissioners’ Model Rule and the RBC rules as adopted by their respective states of domicile. The RBC as calculated for CICA, CNLIC and SPLIC as of December 31, 2008 exceeded levels requiring company or regulatory action. SPFIC was at the Company Action Level and ONLIC was at a Regulatory Action Level. The Company contributed $1.0 million to ONLIC and SPLIC contributed $2 million to SPFIC to eliminate the RBC level of action. All insurance subsidiaries exceeded RBC minimum levels at December 31, 2009.

Note 7:	Convertible Preferred Stock
In July 2004, the Company completed a private placement of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to four unaffiliated institutional investors. We also issued to the investors warrants to purchase shares of our Class A common stock, at an exercise price of $6.95 per share, and unit warrants to purchase Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”). The conversion, exercise and redemption prices, along with the number of shares and warrants, were adjusted for stock dividends paid on December 31, 2004 and on December 30, 2005.
On July 13, 2009, the Company converted all of its outstanding Series A-1 and Series A-2 Convertible Preferred Stock into Class A common shares in accordance with the mandatory redemption provision of the preferred shareholder agreement dated July 12, 2004. The total amount of Class A common shares issued as part of the conversion was 1,706,682, inclusive of pro rata dividends due through the conversion date.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 8:	Commitments and Contingencies
We have committed to the following contractual obligations as of December 31, 2009 with the payments due by the period indicated below:

		Less than 1			More than 5
Contractual Obligation	Total	Year	1 to 3 Years	3 to 5 Years	Years
	(In thousands)
Operating leases	$652	356	276	20	—

Future policy benefit reserves:
Life insurance	592,358	220	1,236	11,599	579,303
Annuities	37,882	19,816	8,882	3,829	5,355
Accident and health	6,399	6,399	—	—	—

Total future policy benefit reserves	636,639	26,435	10,118	15,428	584,658

Policy claims payable:
Life insurance	8,856	8,856	—	—	—
Accident and health	874	874	—	—	—
Casualty	492	492	—	—	—

Total policy claims payable	10,222	10,222	—	—	—

Total contractual obligations	$647,513	37,013	10,394	15,448	584,658

The payments related to the future policy benefits and policy claims payable reflected in the table above have been projected utilizing assumptions based upon our historical experience and anticipated future experience.
We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, which on March 2, 2007, reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. The underlying lawsuit alleged that certain life insurance policies that we made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. On November 16, 2009, the trial court conducted further proceedings on the case, in order to determine whether the class should be recertified. On December 9, 2009, the trial court denied the Class Plaintiff’s Supplemental Motion for Class Certification. The remaining plaintiffs must now proceed individually, and not as a class, if they intend to pursue their cases against Citizens. Citizens intends to maintain a vigorous defense in any remaining proceedings.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Security Plan Fire Insurance Company (“SPFIC”) is a defendant in a suit styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007 by the state of Louisiana as subrogee/assignee of the insureds of more than 200 different insurance companies. The suit was filed to recover money that the state of Louisiana paid to certain insureds under the Louisiana Road Home Program for damages resulting from Hurricanes Katrina and Rita. The suit was removed to the United States District Court for the Eastern District of Louisiana on September 11, 2007 and appeals of the removal have been denied. In March 2009, the Honorable Judge Stanwood Duval dismissed all bad faith claims asserted against the defendants, including SPFIC. He also dismissed all claims for flood damage and all claims asserted under Louisiana’s Valued Policy Law. Despite the District Court’s recent rulings the Road Home Litigation is still in the early stages of litigation. Therefore, it is not possible to evaluate how many claims relate to SPFIC, or the potential exposure to SPFIC. However, in the event of an adverse outcome, the potential exposure to SPFIC could be significant.
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

Note 9:	Segment and Other Operating Information
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	For the Year Ended December 31, 2009
			Other
	Life	Home	Non-Insurance
	Insurance	Service	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$105,997	41,283	—	147,280
Net investment income	16,667	12,680	255	29,602
Realized gains, net	1,100	6,562	378	8,040
Decrease in fair value of warrants	—	—	3,154	3,154
Other income	340	101	463	904

Total revenue	124,104	60,626	4,250	188,980

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	41,277	18,711	—	59,988
Increase in future policy benefit reserves	36,043	4,747	—	40,790
Policyholders’ dividends	6,594	86	—	6,680

Total insurance benefits paid or provided	83,914	23,544	—	107,458

Commissions	21,146	14,390	—	35,536
Other underwriting, acquisition and insurance expenses	10,167	14,812	3,361	28,340
Capitalization of deferred policy acquisition costs	(17,871)	(5,785)	—	(23,656)
Amortization of deferred policy acquisition costs	14,757	2,445	—	17,202
Amortization of cost of customer relationships acquired and other intangibles	1,519	1,975	—	3,494

Total benefits and expenses	113,632	51,381	3,361	168,374

Income before income tax expense	$10,472	9,245	889	20,606

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	For the Year Ended December 31, 2008
			Other
	Life	Home	Non-Insurance
	Insurance	Service	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$102,030	39,267	—	141,297
Net investment income	17,015	12,654	809	30,478
Realized gains (losses), net	(13,882)	(9,948)	18	(23,812)
Increase in fair value of warrants	—	—	(2,662)	(2,662)
Other income	330	273	769	1,372

Total revenue	105,493	42,246	(1,066)	146,673

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	36,241	20,012	—	56,253
Increase in future policy benefit reserves	34,246	2,871	—	37,117
Policyholders’ dividends	6,714	151	—	6,865

Total insurance benefits paid or provided	77,201	23,034	—	100,235

Commissions	21,589	14,395	—	35,984
Other underwriting, acquisition and insurance expenses	10,866	14,459	3,286	28,611
Capitalization of deferred policy acquisition costs	(19,177)	(4,932)	—	(24,109)
Amortization of deferred policy acquisition costs	13,331	2,319	—	15,650
Amortization of cost of customer relationships acquired and other intangibles	971	1,926	—	2,897

Total benefits and expenses	104,781	51,201	3,286	159,268

Income (loss) before income tax expense	$712	(8,955)	(4,352)	(12,595)

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2009, 2008 and 2007
The table below summarizes assets by segment.

	At December 31,
	2009	2008
	(In thousands)
Assets:
Life Insurance	$547,775	481,606
Home Service Insurance	341,920	316,184
Other Non-Insurance Enterprises	37,631	34,486

Total	$927,326	832,276

Major categories of earned premiums are summarized as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Premium income:
Ordinary life	$139,843	133,775	129,100
Group life	1,158	1,178	1,165
Accident and health	1,531	1,580	1,558
Property	4,748	4,764	4,925

Total premium income	$147,280	141,297	136,748

Geographic Information
The following table sets forth the Company’s total yearly earned premium from geographic area for the years indicated:

Area	2009	2008	2007
	(In thousands)
United States	$53,741	51,616	53,290
Colombia	23,390	19,509	24,427
Taiwan	14,096	13,818	12,607
Venezuela	13,991	12,617	11,652
Ecuador	10,754	10,909	9,673
Argentina	8,536	9,598	9,133
Other foreign countries	31,219	33,010	25,627
Net reinsurance	(8,447)	(9,780)	(9,661)

Total	$147,280	141,297	136,748

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2009, 2008 and 2007

Note 10:	Income Taxes
Our federal income tax expense was $3.3 million, $3.1 million and $6.9 million in 2009, 2008 and 2007, respectively. This represents effective tax rates of 15.8%, 24.7% and 29.5%, respectively. In 2009, $2.8 million of the valuation allowance established in 2008 for the OTTI on mutual funds was released as a reduction in tax expense. This release related to the mutual funds that were sold in 2009 and generated realized capital gains in 2009. In 2008, a valuation allowance of $6.9 million was established for the OTTI recorded in 2008 related to the Company’s stock mutual funds. In 2007, a valuation allowance was released in the amount of $1.1 million, as the CNLIC sale agreement was terminated and we consolidated CNLIC in our life-nonlife tax return in 2008.
A reconciliation of federal income tax expense computed by applying the federal income tax rate of 35% in 2009 and 2008 and 2007 to income (loss) before federal income tax expense is as follows:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Expected tax expense (benefit)	$7,212	(4,408)	8,224
Change in valuation allowance	(2,795)	6,900	(1,177)
Tax-exempt interest	(196)	(234)	(241)
Change in fair value of options and warrants	(1,104)	932	(290)
Adjustment of prior year taxes	36	23	294
Taxable portion of intercompany dividend	—	—	175
State income tax credits	3	4	(149)
Change in expected tax rate related to deferred taxes	—	—	48
Effect of graduated rates	25	(62)	—
Other	72	(49)	48

Federal income tax expense	3,253	3,106	6,932
State income tax expense	13	6	9

Total income tax expense	$3,266	3,112	6,941

Income tax expense consists of:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Current	$937	2,616	5,739
Deferred	2,329	496	1,202

Total income tax expense	$3,266	3,112	6,941

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2009, 2008 and 2007
A summary of the changes in the components of deferred federal income taxes is as follows:

	At December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Future policy benefit reserves	$23,632	23,699
Net operating and capital loss carryforwards	5,324	4,833
Due and accrued dividends and expenses	1,246	1,310
Investments available-for-sale	4,580	13,106
State income tax credits	142	145
Other	1,134	1,253

Total gross deferred tax assets	36,058	44,346
Valuation allowance	(2,462)	(7,704)

Total gross deferred tax assets net of valuation allowance	33,596	36,642
Deferred tax liabilities:
Deferred policy acquisition costs, cost of customer relationships acquired and intangible assets	(40,285)	(38,452)
Investments amortization	(121)	(569)
Other	(1,242)	(1,572)

Total gross deferred tax liabilities	(41,648)	(40,593)

Net deferred tax liability	$(8,052)	(3,951)

A summary of the changes in the components of deferred federal and state income taxes is as follows:

	December 31,
	2009	2008
	(In thousands)
Deferred federal and state income taxes:
Balance January 1	$(3,951)	(4,810)
Deferred tax benefit (expense)	(5,113)	(496)
Change in valuation allowance	2,795	—
Acquisition of ONLIC and ICIC	241	216
Charge to ONLIC goodwill	(254)	—
ONLIC valuation allowance	—	(804)
Investments available-for-sale	(1,762)	1,943
Effects of unrealized gains on CCRA and DAC	(8)	—

Balance December 31	$(8,052)	(3,951)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2009, 2008 and 2007
The Company and our subsidiaries had net operating losses and capital losses at December 31, 2009 available to offset future taxable income of approximately $14.0 million and $1.2 million, respectively, for federal income tax, expiring at various times through 2029. A portion of the net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code. At December 31, 2009 and 2008, we determined that as a result of our income, projected future income, tax planning strategies, and the nature of the items from which the deferred tax assets are derived, other than assets for which OTTI was recorded and capital loss carryforwards, it was more likely than not that the deferred tax assets would be realized. However, the Company established a valuation allowance at December 31, 2009 for realized capital losses that could not be carried back in the amount of $2.5 million. The Company established a valuation allowance at December 31, 2008 in the amount of $6.9 million for the OTTI write down for the portion of the tax benefit that the Company could not carry back and offset against prior year capital gains. The valuation allowance was reduced at December 31, 2009 due to unrealized gains in the portfolio and disposition of the assets. The Company established a valuation allowance of $804,000, related to the acquisition of ONLIC, for the capital losses in the stock portfolio for which it was determined that realization was not more likely than not. The amount was reduced in 2009 due to dispositions of the related stock and unrealized gains in the portfolio.
At December 31, 2009, the Company had accumulated approximately $3,291,000 in our “policyholders’ surplus account.” This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated. No new additions are expected to be made to this account. Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to shareholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction. We do not anticipate any transactions that would cause any part of this amount to become taxable. However, should the balance at December 31, 2009 become taxable, the tax computed at present rates would be approximately $1,152,000.
There are no uncertain tax positions for the year ended December 31, 2009, and therefore, we did not accrue any interest or penalties related to these items.
The Company’s Federal income tax return is filed on a consolidated basis with the following entities:
Citizens, Inc.
Computing Technologies, Inc.
Insurance Investors, Inc.
Integrity Capital Corporation
Funeral Homes of America, Inc.
Citizens National Life Insurance Company
Security Plan Life Insurance, Security Plan Fire Insurance and Integrity Capital Insurance companies all file separate returns as of December 31, 2009. SPLIC and SPFIC will be consolidated within the Federal consolidated return beginning with the year ending 2010.
The method of allocation among companies is subject to a written tax sharing agreement, approved by the Board of Directors, whereby allocation is made primarily on a separate return basis with current credit for any net operating losses or other items utilized in the consolidated tax return. Intercompany tax balances are settled quarterly.
The Company and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. states. Most of our subsidiaries are not subject to examination by U.S. tax authorities for years prior to 2006. Some of our subsidiaries have open tax years going back as far as 1994 due to net operating loss carry-forwards.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2009, 2008 and 2007

Note 11:	Other Comprehensive Income (Loss)
The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 35% in 2009, 2008 and 2007, as indicated below:

	Pre-tax	Tax	Net
	Amount	Effect	Amount
	(In thousands)
Year ended December 31, 2009
Unrealized gain on securities:
Unrealized holding gain arising during the period	$20,449	(7,158)	13,291
Reclassification adjustment for gains included in net income	(7,701)	2,695	(5,006)
Effects on DAC and CCRA	24	(8)	16
Change in tax valuation allowance	—	2,701	2,701

Other comprehensive income	$12,772	$(1,770)	$11,002

Year ended December 31, 2008
Unrealized loss on securities:
Unrealized holding loss arising during the period	$(29,377)	10,283	(19,094)
Add reclassification adjustment for losses included in net income	23,826	(8,340)	15,486

Other comprehensive loss	$(5,551)	1,943	(3,608)

Year ended December 31, 2007
Unrealized gains on securities:
Unrealized holding gain arising during the period	$6,228	(2,084)	4,144
Add reclassification adjustment for losses included in net income	125	(44)	81
Change in tax valuation allowance	—	18	18

Other comprehensive income	$6,353	(2,110)	4,243

Note 12:	Profit-Sharing Plan
The Company sponsors a defined contribution profit-sharing plan. Employees with one year of service can participate. Contributions are made at the discretion of the Board of Directors and are subject to a tiered vesting schedule. Employer contributions to the plan were $700,000, $700,000 and $650,000 in 2009, 2008 and 2007, respectively. The plan does not permit employee contributions.

Note 13:	Related Party Transactions
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
December 31, 2009, 2008 and 2007
In 2009, CICA declared a dividend of $10.5 million to Citizens, Inc. This dividend was funded in early 2010. Also, SPLIC paid a dividend to CICA in the amount of $1.4 million and FHA paid a dividend of $500,000 to CICA in 2009.

Note 14:	Quarterly Financial Information (Unaudited)
The following table contains selected unaudited financial data for each quarter.

	Fourth	Third	Second	First
2009	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

Revenues	$54,049	44,844	45,429	44,658
Benefits and expenses	45,918	41,776	41,808	38,872
Federal income tax expense as reported	—	820	905	1,409
Federal income tax expense as adjusted	504	1,033	320	1,409
Net income as reported	—	2,248	2,716	4,377
Net income as adjusted	7,627	2,035	3,301	4,377
Net income available to common shareholders as reported	—	2,091	1,546	3,199
Net income available to common shareholders as adjusted	7,627	1,878	2,131	3,199
Basic and diluted earnings per share of Class A common stock as reported	—	0.04	0.03	0.07
Basic and diluted earnings per share of Class A common stock as adjusted	0.16	0.04	0.04	0.07
Basic and diluted earnings per share of Class B common stock as reported	—	0.02	0.02	0.03
Basic and diluted earnings per share of Class B common stock as adjusted	0.08	0.02	0.02	0.03
Tax expense has been reclassified in the second and third quarters from amounts previously reported of $905,000 and $820,000, respectively, for a release of a tax valuation allowance related to ONLIC. The release of the allowance was originally recorded as an adjustment to ONLIC goodwill, but should have been recorded as tax expense.

	Fourth	Third	Second	First
2008	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

Revenues	$23,303	40,163	43,281	39,926
Benefits and expenses	44,114	40,661	38,948	35,545
Federal income tax expense (benefit)	(191)	316	1,341	1,646
Net income (loss)	(20,620)	(814)	2,992	2,735
Net income (loss) available to common shareholders	(21,375)	(1,604)	2,493	2,223
Basic and diluted earnings (loss) per share of Class A common stock	(0.48)	(0.04)	0.06	0.05
Basic and diluted earnings (loss) per share of Class B common stock	(0.24)	(0.02)	0.03	0.03

Note 15:	Subsequent Events
We have evaluated for subsequent events as defined by the accounting guidance through the date of financial statement issuance. No items were identified in this period subsequent to the financial statement date that required adjustment or disclosure.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
Schedule II
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Balance Sheet

	At December 31,
	2009	2008
	(In thousands)
Assets

Investment in subsidiaries (1)	$185,775	151,973
Fixed maturities available-for-sale, at fair value	1,715	4,301
Mortgage loans on real estate	500	—
Real estate and other long-term investments	6,360	5,262
Short-term investments	—	2,250
Cash	21,202	16,638
Accrued investment income	10	58
Accounts receivable from subsidiaries (1)	3,988	4,746
Other assets	734	1,029

Total assets	$220,284	186,257

Liabilities and Stockholders’ Equity

Liabilities:
Accrued expense and other liabilities	$2,390	2,030
Liabilities for options and warrants	1,819	4,973

Total Liabilities	4,209	7,003

Cumulative convertible preferred stock	—	7,713

Stockholders’ equity:
Common stock:
Class A	256,703	240,511
Class B	3,184	3,184
Retained deficit	(38,092)	(55,432)
Unrealized investment gains (losses) on securities held by parent and subsidiaries, net of tax	5,291	(5,711)
Treasury stock	(11,011)	(11,011)

Total stockholders’ equity	216,075	171,541

Total liabilities and stockholders’ equity	$220,284	186,257

(1)	Eliminated in consolidation.
See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
Schedule II, Continued
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Statements of Operations

	Years ended December 31,
	2009	2008	2007
	(In thousands)
Revenues:
Management service fees (1)	$29,885	29,764	27,110
Investment income	164	808	342
Decrease (increase) in fair value of warrants	3,154	(2,662)	828
Other	2	11	6
Realized gains (losses)	40	18	(12)

Total revenues	33,245	27,939	28,274

Expenses:
General	27,907	27,791	25,547
Taxes	1,363	1,186	1,345

Total expenses	29,270	28,977	26,892

Income (loss) before equity in income (loss) of consolidated subsidiaries	3,975	(1,038)	1,382
Equity in income (loss) of consolidated subsidiaries	13,365	(14,669)	15,175

Net income (loss)	$17,340	(15,707)	16,557

(1)	Eliminated in consolidation.
See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
Schedule II, Continued
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Statements of Cash Flows

	Years ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$17,340	(15,707)	16,557
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized losses (gains)	(40)	(18)	12
Equity in net (income) loss of consolidated subsidiaries	(13,365)	14,669	(15,175)
Increase (decrease) in fair value of options and warrants	(3,154)	2,662	(828)
Accrued expenses and other liabilities	(204)	1,006	353
Amortization of discounts on short-term investments	—	(428)	—
Depreciation	252	126	94
Change in accrued investment income	48	21	28
Increase (decrease) in receivable from subsidiaries	758	(2,457)	(644)
Other	868	(1,379)	225

Net cash provided by (used in) operating activities	2,503	(1,505)	622

Cash flows from investing activities:
Purchase of fixed maturities, available-for-sale	(3,000)	(1,000)	—
Sale of fixed maturities, available-for-sale	—	—	1,988
Maturities of fixed maturities, available-for-sale	5,550	2,700	500
Sale of real estate and other long-term investments	212	58	104
Purchase of other long-term investments and property and equipment	(2,021)	(806)	(3,901)
Maturity of short-term investments	2,250	26,000	—
Purchase of short-term investments	—	(10,173)	(17,650)
Capital contribution to subsidiary	(1,000)	—	—
Cash paid for acquisition, net	—	(8,242)	—

Net cash provided by (used by) investing activities	1,991	8,537	(18,959)

Cash flows from financing activities:
Proceeds from sale of Class A common stock	—	—	17,083
Warrants exercised	70	125	—
Series A-1 preferred stock capital contributions	—	9,375	—

Net cash provided by financing activities	70	9,500	17,083

Net increase (decrease) in cash	4,564	16,532	(1,254)
Cash at beginning of year	16,638	106	1,360

Cash at end of year	$21,202	16,638	106

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
Schedule III
Supplementary Insurance Information

	At December 31,
	2009	2008
	(In thousands)

Deferred policy acquisition cost:
Life Insurance	$99,220	96,106
Home Service Insurance	16,350	13,008
Other Non-Insurance Enterprises	—	—

Total consolidated deferred policy acquisition costs:	$115,570	109,114

Future policy benefit reserves and policy claims payable:
Life Insurance	$419,766	377,039
Home Service Insurance	227,095	221,367
Other Non-Insurance Enterprises	—	—

Total consolidated future policy benefit reserves and policy claims payable	$646,861	598,406

Unearned premiums:
Life Insurance	$1,270	690
Home Service Insurance	179	194
Other Non-Insurance Enterprises	—	—

Total consolidated unearned premiums	$1,449	884

Other policy claims and benefits payable:
Life Insurance	$27,942	25,742
Home Service Insurance	4,708	4,664
Other Non-Insurance Enterprises	—	—

Total consolidated other policy claims and benefits payable	$32,650	30,406

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
For the Company’s short duration premiums (property), written premium is not materially different from earned premium, therefore only earned premiums are detailed in Schedule IV.
Schedule IV
Reinsurance

					% of
		Ceded to	Assumed		Amount
	Direct	Other	From Other		Assumed to
	Amount	Companies	Companies	Net Amount	Net
	(In thousands)
Year ended December 31, 2009
Life insurance in force	$4,432,017	362,891	927,917	4,997,043	18.6%

Premiums:
Life insurance	142,098	2,513	1,416	141,001
Accident and health insurance	7,815	6,284	—	1,531
Property insurance	5,814	1,066	—	4,748

Total premiums	$155,727	9,863	1,416	147,280	1.0%

Year ended December 31, 2008
Life insurance in force	$4,322,060	302,253	647,041	4,666,848	13.9%

Premiums:
Life insurance	136,016	2,522	1,459	134,953
Accident and health insurance	9,095	7,515	—	1,580
Property insurance	5,966	1,202	—	4,764

Total premiums	$151,077	11,239	1,459	141,297	1.0%

Year ended December 31, 2007
Life insurance in force	$4,167,513	273,553	644,242	4,538,202	14.2%

Premiums:
Life insurance	130,921	2,118	1,462	130,265
Accident and health insurance	9,720	8,162	—	1,558
Property insurance	5,768	843	—	4,925

Total premiums	$146,409	11,123	1,462	136,748	1.0%

See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.
Date: March 12, 2010	By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

	By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer, Principal Accounting Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Rick D. Riley and Geoffrey M. Kolander or any one of them, as his or her attorney-in-fact and agent, with full power of substitution, for him or her in any and all capacities, hereby giving and granting to said attorney-in-fact and agent full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by Citizens, Inc., with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an annual report on Form 10-K for the fiscal year ended December 31, 2009, including but not limited to, such full power and authority to do the following: (i) execute and file such annual report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such annual report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in his sole discretion deems appropriate.
Dated: March 12, 2010

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

10.5	(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5	(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5	(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5	(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.5	(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5	(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.5	(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5	(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5	(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.5	(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5	(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.5	(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

Exhibit Number	The following exhibits are filed herewith:

10.6	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd.(i)

10.7	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

10.8	Self-Administered Automatic Reinsurance Agreement - CICA Life Insurance Company of America and Scor Global Life U.S. Re Insurance Company (k)

10.9	Self-Administered Automatic Reinsurance Agreement - CICA Life Insurance Company of America and Mapfre Re Compania de Reaseguros, S.A. (l)

11	Statement re: Computation of per share earnings (see financial statements)

21	Subsidiaries of the Registrant*

23	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP*

24	Power of Attorney (m)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed on March 31, 1999 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, on November 14, 1996 and incorporated herein by reference.

(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. 1, and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

(j)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.

(k)	Filed on November 6, 2009, with the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, as Exhibit 10.8(k), and incorporated herein by reference.

(l)	Filed on November 6, 2009, with the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, as Exhibit 10.9(l), and incorporated herein by reference.

(m)	The Power of Attorney is incorporated in the signature page enclosed herein.