Form 10-Q
period 2010-03-31
CITIZENS INC
filed 2010-05-07
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of May 6, 2010 the Registrant had 48,686,759 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position
(In thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Investments:

Fixed maturities available-for-sale, at fair value (cost: $402,697 and $389,195 in 2010 and 2009, respectively)	$404,330	385,579
Fixed maturities held-to-maturity, at amortized cost (fair value: $201,128 and $199,676 in 2010 and 2009, respectively)	202,938	206,909
Equity securities available-for-sale, at fair value (cost: $25,868 and $25,899 in 2010 and 2009, respectively)	34,721	33,477
Mortgage loans on real estate	1,622	1,533
Policy loans	33,082	32,096
Real estate held for sale	2,719	2,825
Real estate held for investment (less $397 and $374 accumulated depreciation in 2010 and 2009, respectively)	6,452	6,305
Other long-term investments	41	86
Short-term investments	—	2,510

Total investments	685,905	671,320

Cash and cash equivalents	48,023	48,625
Accrued investment income	8,682	7,455
Reinsurance recoverable	11,346	11,587
Deferred policy acquisition costs	116,614	115,570
Cost of customer relationships acquired	33,829	34,728
Goodwill	17,160	17,160
Other intangible assets	1,039	1,046
Federal income tax receivable	1,390	4,023
Property and equipment, net	6,432	6,018
Due premiums, net (less $1,532 and $1,644 allowance for doubtful accounts in 2010 and 2009, respectively)	8,400	8,960
Prepaid expenses	907	—
Other assets	645	834

Total assets	$940,372	927,326

(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position, Continued
(In thousands, except share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$601,506	592,358
Annuities	38,698	37,882
Accident and health	6,206	6,399
Dividend accumulations	5,698	5,621
Premiums paid in advance	21,263	20,373
Policy claims payable	10,767	10,222
Other policyholders’ funds	7,994	8,105

Total policy liabilities	692,132	680,960
Commissions payable	2,118	2,434
Deferred federal and state income tax	8,846	8,052
Payable for securities in process of settlement	1,753	6,000
Warrants outstanding	1,933	1,819
Other liabilities	11,248	11,986

Total liabilities	718,030	711,251

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 51,822,497 shares issued in 2010 and 2009, including shares in treasury of 3,135,738 in 2010 and 2009	256,703	256,703
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2010 and 2009	3,184	3,184
Retained deficit	(36,487)	(38,092)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	9,953	5,291

	233,353	227,086
Treasury stock, at cost	(11,011)	(11,011)

Total stockholders’ equity	222,342	216,075

Total liabilities and stockholders’ equity	$940,372	927,326

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended March 31,
(In thousands, except per share amounts)
(Unaudited)

	2010	2009
Revenues:
Premiums:
Life insurance	$33,596	32,683
Accident and health insurance	414	396
Property insurance	1,180	1,148
Net investment income	8,349	7,742
Realized gains, net	59	301
Decrease (increase) in fair value of warrants	(114)	2,105
Other income	348	283

Total revenues	43,832	44,658

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	15,457	14,807
Increase in future policy benefit reserves	9,545	7,758
Policyholders’ dividends	1,570	1,462

Total insurance benefits paid or provided	26,572	24,027
Commissions	8,128	8,035
Other underwriting, acquisition and insurance expenses	6,973	7,309
Capitalization of deferred policy acquisition costs	(5,383)	(5,057)
Amortization of deferred policy acquisition costs	4,332	3,692
Amortization of cost of customer relationships acquired and other intangibles	838	866

Total benefits and expenses	41,460	38,872

Income before Federal income tax	2,372	5,786
Federal income tax expense	767	1,409

Net income	$1,605	4,377

Net income applicable to common stockholders	$1,605	3,199

Per Share Amounts:
Basic earnings per share of Class A common stock	$0.03	0.07

Basic earnings per share of Class B common stock	$0.02	0.03

Diluted earnings per share of Class A common stock	$0.03	0.03

Diluted earnings per share of Class A common stock	$0.02	0.01

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31,
(In thousands)
(Unaudited)

	2010	2009
Cash flows from operating activities:

Net income	$1,605	4,377
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on sale of investments and other assets	(59)	(301)
Net deferred policy acquisition costs	(1,051)	(1,365)
Amortization of cost of customer relationships acquired and other intangibles	838	866
Increase (decrease) in fair value of warrants	114	(2,105)
Depreciation	274	326
Amortization of premiums and discounts on fixed maturities and short-term investments	585	402
Deferred Federal income tax expense (benefit)	(995)	330
Change in:
Accrued investment income	(1,227)	883
Reinsurance recoverable	241	611
Due premiums and other receivables	560	(102)
Future policy benefit reserves	9,339	7,391
Other policyholders’ liabilities	1,401	520
Federal income tax receivable	2,633	1,015
Commissions payable and other liabilities	(1,054)	(1,873)
Other, net	(590)	(1,650)

Net cash provided by operating activities	12,614	9,325

Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	2,126	8,040
Maturity and calls of fixed maturities, available-for-sale	29,216	61,488
Calls of fixed maturities, held-to-maturity	8,000	—
Purchase of fixed maturities, available-for-sale	(49,643)	(91,330)
Purchase of fixed maturities, held-to-maturity	(4,095)	—
Sale of equity securities, available-for-sale	104	663
Purchase of equity securities, available-for-sale	(49)	(122)
Principal payments on mortgage loans	13	8
Increase in policy loans	(986)	(1,139)
Sale of other long-term investments and property and equipment	—	18
Purchase of other long-term investments and property and equipment	(834)	(182)
Maturity of short-term investments	2,500	1,250
Purchase of short-term investments	—	(2,605)
Cash acquired in acquisition	—	9,773

Net cash used in investing activities	(13,648)	(14,138)

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31,
(In thousands)
(Unaudited)

	2010	2009
Cash flows from financing activities:
Warrants exercised	$—	69
Annuity deposits	1,197	1,535
Annuity withdrawals	(765)	(667)

Net cash provided by financing activities	432	937

Net decrease in cash and cash equivalents	(602)	(3,876)
Cash and cash equivalents at beginning of period	48,625	63,792

Cash and cash equivalents at end of period	$48,023	59,916

Supplemental disclosures of operating activities:
Cash paid (received) during the period for income taxes	$(871)	86

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
In 2010, the Company sold a parcel of real estate and issued a mortgage loan for $102,000.
Supplemental Disclosures of Non-Cash Financing Activities:
Dividends on the Company’s Series A-1 Convertible Preferred Stock, issued in 2004, and Series A-2 Convertible Preferred Stock, issued in 2005, were paid by the Company through the issuance of Class A common stock to the preferred shareholders in the amount of $105,000 in the first three months of 2009. Accretion of deferred issuance costs and discounts on the Convertible Preferred Stock recorded as a deduction to Class A common stock during the first three months of 2009 was $1.1 million.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
(1)	Financial Statements
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

The Company completed its acquisition of ICC in exchange for 1,294,000 shares of its Class A common stock in the first quarter of 2009. ICC is the parent of ICIC, an Indiana life insurance company. The transaction was valued at $9.0 million on the closing date of February 27, 2009. On October 30, 2009, FHA completed the sale of its business assets consisting primarily of funeral home assets. The transaction was valued at approximately $600,000.

We provide life and health insurance policies through four of our subsidiaries — CICA, SPLIC, CNLIC and ICIC. CICA, CNLIC and ICIC issue ordinary whole-life policies, burial insurance, pre-need policies, and accident and health related policies, throughout the midwest and southern United States. CICA also issues ordinary whole-life policies to non-U.S. residents. SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi, and SPFIC, a wholly owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana.

CTI provides data processing systems and services as well as furniture and equipment to the Company. III provides aviation transportation to the Company. FHA was a funeral home operator before the sale of its assets in 2009.

Use of Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most significant estimates include those used in the evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on investments, goodwill impairment, valuation allowance on deferred tax assets, and contingencies relating to litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Consolidated Financial Statements.

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our 2009 Form 10-K Annual Report, which should be read in conjunction with these accompanying Condensed Consolidated Financial Statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2010
(Unaudited)
(2)	Accounting Pronouncements
Accounting Standards Recently Adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) Topic 820, requiring additional disclosures about fair value measurements regarding transfers between fair value categories as well as purchases, sales, issuances and settlements related to fair value measurements of financial instruments with non-observable inputs. This update was effective for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements of financial instruments with non-observable inputs, which are effective for years beginning after December 15, 2010. The additional disclosures required by this update are included in the note on fair value measurements upon adoption. The additional disclosures did not have a material impact on our financial condition or results of operations.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2010
(Unaudited)

	Three Months Ended March 31, 2010
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$24,769	10,421	—	35,190
Net investment income	4,711	3,532	106	8,349
Realized gains (losses), net	(29)	133	(45)	59
Increase in fair value of warrants	—	—	(114)	(114)
Other income	277	49	22	348

Total revenue	29,728	14,135	(31)	43,832

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	9,779	5,678	—	15,457
Increase in future policy benefit reserves	8,662	883	—	9,545
Policyholders’ dividends	1,542	28	—	1,570

Total insurance benefits paid or provided	19,983	6,589	—	26,572

Commissions	4,505	3,623	—	8,128
Other underwriting, acquisition and insurance expenses	3,097	3,641	235	6,973
Capitalization of deferred policy acquisition costs	(3,687)	(1,696)	—	(5,383)
Amortization of deferred policy acquisition costs	3,882	450	—	4,332
Amortization of cost of customer relationships acquired and other intangibles	330	508	—	838

Total benefits and expenses	28,110	13,115	235	41,460

Income (loss) before income tax expense	$1,618	1,020	(266)	2,372

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2010
(Unaudited)

	Three Months Ended March 31, 2009
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$24,055	10,172	—	34,227
Net investment income	4,257	3,402	83	7,742
Realized gains, net	60	241	—	301
Decrease in fair value of warrants	—	—	2,105	2,105
Other income	88	18	177	283

Total revenue	28,460	13,833	2,365	44,658

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	9,710	5,097	—	14,807
Increase in future policy benefit reserves	7,290	468	—	7,758
Policyholders’ dividends	1,443	19	—	1,462

Total insurance benefits paid or provided	18,443	5,584	—	24,027

Commissions	4,457	3,578	—	8,035
Other underwriting, acquisition and insurance expenses	2,603	3,954	752	7,309
Capitalization of deferred policy acquisition costs	(3,757)	(1,300)	—	(5,057)
Amortization of deferred policy acquisition costs	3,352	340	—	3,692
Amortization of cost of customer relationships acquired and other intangibles	268	598	—	866

Total benefits and expenses	25,366	12,754	752	38,872

Income before income tax expense	$3,094	1,079	1,613	5,786

(4)	Total Comprehensive Income (Loss)

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Net income	$1,605	4,377

Other comprehensive income (loss) net of effects of deferred acquisition costs and taxes:
Unrealized gains (losses) on available-for-sale securities	6,451	(5,847)
Tax benefit (expense)	(1,789)	693

Other comprehensive income (loss)	4,662	(5,154)

Total comprehensive income (loss)	$6,267	(777)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2010
(Unaudited)
(5)	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$1,605	4,377
Less: Preferred stock dividend	—	(105)
Accretion of deferred issuance costs and discounts on preferred stock	—	(1,073)

Net income available to common stockholders	$1,605	3,199

Net income allocated to Class A common stock	$1,589	3,165
Net income allocated to Class B common stock	16	34

Net income available to common stockholders	$1,605	3,199

Denominator:
Weighted average shares of Class A outstanding - basic and diluted	48,686	46,112
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002

Total weighted average shares outstanding - basic and diluted	49,688	47,114

Basic earnings per share of Class A common stock	$0.03	0.07

Basic earnings per share of Class B common stock	$0.02	0.03

Diluted earnings per share of Class A common stock	$0.03	0.03

Diluted earnings per share of Class B common stock	$0.02	0.01

For the three months ended March 31, 2010, the warrants associated with the Convertible Preferred Stock portfolio were anti-dilutive. As such, the diluted weighted average shares of Class A common stock outstanding for the period was 48,686,000.

For the three months ended March 31, 2009, certain warrants in the Convertible Preferred Stock portfolio became dilutive. As such, the weighted average shares of Class A common stock for the period was 46,228,000. Total diluted weighted average shares was 47,230,000.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2010
(Unaudited)
(6)	Investments

Financial stability and the prevention of capital erosion are important investment considerations for the Company. A primary investment goal is the conservation of assets due to the long-term nature of a significant portion our liabilities. The Company invests primarily in fixed maturity securities, which totaled 82.7% of total investments and cash and cash equivalents at March 31, 2010.

	March 31, 2010		December 31, 2009
	Carrying	% of Total	Carrying	% of Total
	Value	Carrying Value	Value	Carrying Value
	(In thousands)		(In thousands)

Fixed maturity securities	$607,268	82.7%	$592,488	82.3%
Equity securities	34,721	4.7	33,477	4.6
Mortgage loans	1,622	0.2	1,533	0.2
Policy loans	33,082	4.5	32,096	4.5
Real estate and other long-term investments	9,212	1.3	9,216	1.3
Short-term investments	—	—	2,510	0.3
Cash and cash equivalents	48,023	6.6	48,625	6.8

Total cash, cash equivalents and investments	$733,928	100.0%	$719,945	100.0%

The following tables represent gross unrealized gains and losses for fixed maturity and equity securities as of the periods indicated.

	March 31, 2010
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(In thousands)
Fixed Maturities Available-for-Sale:
U.S. Treasury securities	$11,096	1,396	—	12,492
U.S. Government-sponsored enterprises	187,012	435	(1,255)	186,192
States of the United States and political subdivisions of the states	59,165	363	(3,006)	56,522
Foreign governments	105	19	—	124
Corporate	127,822	4,483	(1,412)	130,893
Securities not due at a single maturity date	17,497	654	(44)	18,107

Total fixed maturities available-for-sale	402,697	7,350	(5,717)	404,330
Fixed Maturities Held-to-Maturity:
U.S. Government-sponsored enterprises	202,938	246	(2,056)	201,128

Total Fixed Maturities	$605,635	7,596	(7,773)	605,458

Total Equity Securities	$25,868	8,853	—	34,721

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2010
(Unaudited)

	December 31, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(In thousands)
Fixed Maturities Available-for-Sale:
U.S. Treasury securities	$11,110	1,324	—	12,434
U.S. Government-sponsored enterprises	184,797	96	(4,610)	180,283
States of the United States and political subdivisions of the states	60,070	321	(3,199)	57,192
Foreign governments	105	15	—	120
Corporate	114,175	3,726	(1,803)	116,098
Securities not due at a single maturity date	18,938	556	(42)	19,452

Total fixed maturities available-for-sale	389,195	6,038	(9,654)	385,579
Fixed Maturities Held-to-Maturity:
U.S. Government-sponsored enterprises	206,909	18	(7,251)	199,676

Total Fixed Maturities	$596,104	6,056	(16,905)	585,255

				33477
Total Equity Securities	$25,899	7,578	—	33,477

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

When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is separated into the following: a) the amount representing the credit loss; and b) the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment. The new amortized cost basis is not adjusted for subsequent recoveries in fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2010
(Unaudited)

The Company evaluates whether a credit impairment exists for debt securities by considering primarily the following factors: (a) changes in the financial condition of the security’s underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, (d) the extent to which the fair value has been less than the amortized cost of the security, and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, and current delinquency rates. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries, which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer.

The primary factors considered in evaluating whether an impairment exists for an equity security include, but are not limited to: (a) the length of time and the extent to which the fair value has been less than the cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated payments, and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

The Company did not recognize any other-than-temporary impairments (“OTTI”) during the quarter ended March 31, 2010. OTTI items were recognized in the first quarter of 2009 relating to credit losses totaling $111,000.

The tables below present the fair values and gross unrealized losses of fixed maturities that have remained in a continuous unrealized loss position for the periods indicated.

	March 31, 2010
	Less than 12 months			Greater than 12 months			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(In thousands, except for # of securities)
Available-for-sale securities:
U.S. Government-sponsored enterprises	$94,231	(933)	119	17,020	(322)	18	111,251	(1,255)	137
Securities issued by states and political subdivisions	14,908	(251)	15	14,062	(2,755)	14	28,970	(3,006)	29
Corporate	34,672	(582)	34	11,320	(830)	14	45,992	(1,412)	48
Securities not due at a single maturity date	1,324	(8)	2	493	(36)	7	1,817	(44)	9

Total available-for-sale	145,135	(1,774)	170	42,895	(3,943)	53	188,030	(5,717)	223
Held-to-maturity securities:
U.S. Government-sponsored enterprises	98,356	(2,056)	41	—	—	—	98,356	(2,056)	41

Total fixed maturities	$243,491	(3,830)	211	42,895	(3,943)	53	286,386	(7,773)	264

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2010
(Unaudited)

	December 31, 2009
	Less than 12 months			Greater than 12 months			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(In thousands, except for # of securities)
Available-for-sale securities:
U.S. Government-sponsored enterprises	$169,514	(4,610)	213	—	—	—	169,514	(4,610)	213
Securities issued by states and political subdivisions	19,055	(343)	19	14,995	(2,856)	15	34,050	(3,199)	34
Corporate	36,342	(541)	21	12,857	(1,261)	12	49,199	(1,802)	33
Securities not due at a single maturity date	179	(1)	1	637	(42)	8	816	(43)	9

Total available-for-sale	225,090	(5,495)	254	28,489	(4,159)	35	253,579	(9,654)	289
Held-to-maturity securities:
U.S. Government-sponsored enterprises	185,659	(7,251)	81	—	—	—	185,659	(7,251)	81

Total fixed maturities	$410,749	(12,746)	335	28,489	(4,159)	35	439,238	(16,905)	370

As of March 31, 2010, the Company had 53 available-for-sale securities in an unrealized loss position for greater than 12 months, which were primarily municipal, corporate and mortgage-backed securities. The Company has reviewed these securities and determined that no other-than-temporary impairment exists, based on our evaluations of the credit worthiness of the issuers and due to the fact that we do not intend to sell the investment, nor is it likely that we would be required to sell these investments before recovery of their amortized cost bases, which may be maturity.

The amortized cost and fair value of fixed maturity securities at March 31, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized	Fair
	Cost	Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$15,852	16,109
Due after one year through five years	34,272	35,411
Due after five years through ten years	50,330	51,115
Due after ten years	284,746	283,588

Total available-for-sale securities	385,200	386,223
Held-to-maturity securities:
Due after ten years	202,938	201,128
Securities not due at a single maturity date	17,497	18,107

Total fixed maturities	$605,635	605,458

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2010
(Unaudited)
The securities not due at a single maturity date are primarily mortgage-backed obligations of U.S. Government-sponsored enterprises and corporate securities.

The Company uses the specific identification method related to security sales. There were no securities sold from the held-to-maturity portfolio during the three months ended March 31, 2010. Proceeds and gross realized gains from sales of securities for the three months ended March 31, 2010 and 2009 are summarized as follows:

	Fixed Maturities
	Available-for-Sale		Equity Securities
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Proceeds	$2,126	8,040	$104	663

Gross realized gains	$127	301	$25	182

No securities were sold for realized losses for the periods reported.
(7)	Fair Value Measurements

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
Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as U.S. Treasury securities and actively traded stock and mutual fund investments.

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
March 31, 2010
(Unaudited)
The following table sets forth our assets that are measured at fair value on a recurring basis as of the date indicated:

	Fair Value Measurements
	March 31, 2010
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Fixed maturities available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,492	186,192	—	198,684
Corporate	—	130,331	562	130,893
Municipal bonds	—	56,522	—	56,522
Mortgage-backed	—	18,107	—	18,107
Foreign governments	—	124	—	124

Total fixed maturities, available-for-sale	12,492	391,276	562	404,330
Total equity securities, available-for-sale	34,721	—	—	34,721

Total financial assets	$47,213	391,276	562	439,051

Financial liabilities:
Warrants outstanding	$—	1,933	—	1,933

	December 31, 2009
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Fixed maturities available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,434	180,283	—	192,717
Corporate	—	18,875	577	19,452
Municipal bonds	—	116,098	—	116,098
Mortgage-backed	—	57,192	—	57,192
Foreign governments	—	120	—	120

Total fixed maturities, available-for-sale	12,434	372,568	577	385,579
Total equity securities, available-for-sale	33,477	—	—	33,477

Total financial assets	$45,911	372,568	577	419,056

Financial liabilities:
Warrants outstanding	$—	1,819	—	1,819

Financial Instruments Valuation

Fixed maturity securities, available-for-sale. At March 31, 2010, the fixed maturities valued using an independent pricing source totaled $391.3 million for Level 2 assets and comprised 96.8% of total reported fair value. Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding. The valuations are reviewed and validated quarterly through random testing by comparisons to independent pricing models, other third party pricing services, and back tested to recent trades. For the three months ended March 31, 2010, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2010
(Unaudited)
Equity securities, available-for-sale. Fair values of these securities are based upon quoted market price and are classified as Level 1 assets.
Short-term investments. The fair values for short-term investments are determined using an independent pricing source. These assets are classified as Level 2.
Warrants outstanding. Fair value of our warrants are based upon industry standard models that consider various observable inputs and are classified as Level 2.

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

March 31, 2010
(In thousands)
Beginning balance at December 31, 2009	$577

Total realized and unrealized losses:
Included in net income	—
Included in other comprehensive income	(1)
Principal paydowns	(14)
Transfer in and (out) of Level 3	—

Ending balance at March 31, 2010	$562

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

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$202,938	201,128	206,909	199,676
Mortgage loans	1,622	1,577	1,533	1,484
Policy loans	33,082	33,082	32,096	32,096
Short-term investments	—	—	2,510	2,512
Cash and cash equivalents	48,023	48,023	48,625	48,625

Financial liabilities:
Annuities	38,698	34,345	37,882	33,980

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2010
(Unaudited)

Fair values for fixed income securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential properties and commercial properties. Weighted average interest rates for these loans were approximately 6.7% per year as of March 31, 2010 and December 31, 2009, with maturities ranging from one to thirty years. Management estimated the fair value using an annual interest rate of 6.25% at March 31, 2010 and December 31, 2009.

Policy loans have a weighted average annual interest rate of 7.6% as of March 31, 2010 and December 31, 2009, and have no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies that we have in force and cannot be valued separately and are not marketable; therefore, a fair value is not calculated.

For cash and cash equivalents, accrued investment income, reinsurance recoverable, other assets, Federal income tax payable and receivable, dividend accumulations, commissions payable, amounts held on deposit, and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

The fair value of the Company’s liabilities under annuity contract policies were estimated at March 31, 2010 using December 31, 2009 discounted cash flows using a risk free rate plus a component for non-performance risk and interest rate risk. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

(8)	Legal Proceedings

We are a defendant in a lawsuit filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court and reversed by the Texas Supreme Court in 2007 with an order to the trial court to conduct further proceedings consistent with its ruling. The underlying lawsuit alleged that certain life insurance policies CICA made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. On December 9, 2009, the trial court denied the recertification of the class after conducting additional proceedings in accordance with the Texas Supreme Court’s ruling. The remaining plaintiffs must now proceed individually, and not as a class, if they intend to pursue their cases against us. We intend to maintain a vigorous defense in any remaining proceedings.

In addition to the legal proceeding described above, we may from time to time be subject to a variety of legal and regulatory actions relating to our future, current and past business operations, including, but not limited to:

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
March 31, 2010
(Unaudited)

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

In July 2004, the Company completed a private placement of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to four unaffiliated institutional investors. We also issued to the investors warrants to purchase shares of our Class A common stock, at an exercise price of $6.95 per share, and unit warrants to purchase Series A-2 Convertible Preferred Stock (“Series A-2 Preferred”). The conversion, exercise and redemption prices, along with the number of shares and warrants, were adjusted for stock dividends paid on December 31, 2004 and 2005.

On July 13, 2009, the Company converted all of its outstanding Series A-1 and Series A-2 Convertible Preferred Stock into Class A common shares in accordance with the mandatory redemption provision of the preferred shareholder agreement dated July 12, 2004. The total amount of Class A common shares issued as part of the conversion was 1,706,682, inclusive of pro rata dividends due through the conversion date. Warrants are still outstanding until July 2011 and 2012.

(10)	Income Taxes

The effective tax rate was 32% and 24% for the first quarter of 2010 and 2009, respectively. The 2009 rate was lower, primarily due to a gain on the change in fair value of outstanding warrants for purchase of Class A common stock of $2.1 million that was not taxable. The Company reduced the valuation allowance on deferred tax assets related to unrealized losses on equity securities in the first quarter of 2010 by $468,000, which was reflected in other comprehensive income.

The Company recognized an additional valuation allowance of $1,799,000 in the first quarter of 2009 due to deferred tax assets generated by other-than-temporary impairments on investment securities recorded in the quarter and additional unrealized losses occurring on the equity portfolio in 2009. Of this amount, $135,000 was recorded as tax expense, $1,410,000 was recorded in other comprehensive loss, and $254,000 was additional goodwill from the 2008 acquisition of ONLIC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2010

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
Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause the Company’s future results to differ materially from expected results include, but are not limited to:
•
Changes in foreign and U.S. general economic, market, and political conditions, including the performance of financial markets and interest rates, particularly in light of the severe economic conditions and the severe stress experienced by the global financial markets in recent years;

•	Changes in consumer behavior, which may affect the Company’s ability to sell its products and retain business;
•	The timely development of and acceptance of new products of the Company and perceived overall value of these products and services by existing potential customers;
•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing the Company’s products;
•	Results of litigation we may be involved in;
•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;
•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company’s products or services;
•	Our concentration of business from persons residing in Latin America and the Pacific Rim;
•	Our success at managing risks involved in the foregoing;
•	Changes in tax laws;

•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions; and
•	Changes in statutory or U.S. GAAP accounting principles, policies or practices.
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
March 31, 2010
Overview
We conduct operations as an insurance holding company emphasizing ordinary life insurance products in niche markets where we believe we can achieve competitive advantages. As an insurance provider, we collect premiums in the current period to pay future benefits to our policy and contract holders. Our core operations include issuing and servicing:
•
U.S. Dollar-denominated ordinary whole life insurance and endowment policies predominantly to high net worth, high income foreign residents, located principally in Latin America and the Pacific Rim, through independent marketing consultants;

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
Through the domestic market of our Life Insurance segment, we provide ordinary whole life, credit life insurance, and final expense policies to middle income families and individuals in certain markets in the midwest and southern U.S. The majority of our revenues from this market are the result of acquisitions of domestic life insurance companies since 1987.
Home Service Insurance. We provide final expense ordinary life insurance to middle and lower income individuals in Louisiana, Mississippi and Arkansas. Our policies in this segment are sold and serviced through a home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders and through networks of funeral homes who collect premiums and provide personal policyholder service.
Recent Acquisitions
In the first quarter of 2009, the Company completed its acquisition of Integrity Capital Corporation (“ICC”) in exchange for 1,294,000 shares of Citizens, Inc. Class A common stock. ICC is the parent of Integrity Capital Insurance Company (“ICIC”), an Indiana life insurance company that is included in the Life Insurance segment. The transaction was valued at $9.0 million when the transaction closed on February 27, 2009.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2010
Consolidated Results of Operations
Note: All discussion below compares or states 2010 results for the first quarter compared to 2009 results.
Revenues
Total revenues for the first quarter of 2010 decreased 1.8% over the same period in 2009. Total revenues, excluding fair value adjustments of warrants, increased 3.3% for the three months ended in 2010 compared to 2009, primarily due to an increase in premiums and net investment income.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenues:
Premiums:
Life insurance	$33,596	32,683
Accident and health insurance	414	396
Property insurance	1,180	1,148
Net investment income	8,349	7,742
Realized gains, net	59	301
Decrease (increase) in fair value of warrants	(114)	2,105
Other income	348	283

Total revenues	43,832	44,658
Exclude increase (decrease) in fair value of warrants	114	(2,105)

Total revenues excluding fair value adjustments	$43,946	42,553

Premium Income. Premium income during the first quarter of 2010 increased to $35.2 million from $34.2 million during the same period in 2009, primarily related to life renewal premiums indicating favorable persistency. The acquisition of ICIC in the first quarter of 2009 resulted in approximately $0.2 million of premium revenue compared to approximately $0.5 million for the same period in 2010.
Net Investment Income. Net investment income increased to $8.3 million during the first quarter of 2010 compared to $7.7 million during the same period in 2009. The increase is due to higher invested assets held in the current year compared to 2009 as a result of investing new premium income, as well as the significant amount of calls and the lag in reinvesting those funds during 2009, which had the effect of depressing investment yields in 2009. Investment income from debt securities accounted for approximately 84.9% of total investment income for the three months ended March 31, 2010. We continue to invest primarily in bonds of U.S. Government-sponsored enterprises, such as FNMA and FHLMC, which comprise 64% of the total fixed maturity portfolio based on amortized cost. Corporate holdings of fixed maturity investments increased by $13.6 million, or 12%, based upon amortized costs from December 31, 2009 to March 31, 2010.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2010

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Gross investment income:
Debt securities	$7,386	6,517
Equity securities	149	269
Mortgage loans	18	6
Policy loans	656	585
Other investment income	490	752

Total investment income	8,699	8,129
Less investment expenses	350	387

Net investment income	$8,349	7,742

Investment yields related to our debt security portfolio have declined approximately 50 basis points from March 31, 2009 to March 31, 2010 due to a significant portion of our investments being called throughout 2009 and reinvested at lower yields.
Investment income related to equity securities decreased from $0.3 million for the three months ended March 31, 2009 to $0.1 million in 2010. This decrease resulted from the disposal of equity securities primarily related to the ONLIC acquired portfolio with some loss from the disposal of SPLIC’s mutual funds. Other investment income decreased to $0.4 million in 2010 compared to $0.8 million in 2009 as the Company had received a lawsuit settlement of $0.2 million in 2009 resulting from a defaulted bond investment.
Realized Gains, Net. The Company realized net gains of $59,000 at March 31, 2010 compared to gains of $301,000 for the same period in 2009. The Company recorded a mortgage loan valuation allowance of $45,000 during the first quarter of 2010 on a non-performing loan. In 2009, the Company sold securities for gains of $412,000 during the quarter, which were offset by losses of $111,000 relating to other-than-temporary impairments.
Change in Fair Value of Warrants. The Company recognized a loss of $0.1 million in the first quarter of 2010 compared to revenue of $2.1 million for the same period in 2009 resulting from adjusting the warrant liability to fair value. The Company adjusts the warrant liability at each reporting date to reflect the current fair value of warrants computed based upon the Class A common stock value calculated using the Black-Scholes option pricing model. As the stock value increases and decreases, the warrant liability also increases and decreases in the same manner. The adjustment to fair value is recorded as an increase or decrease in fair value of warrants on the consolidated statement of operations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2010
Benefits and Expenses

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$15,457	14,807
Increase in future policy benefit reserves	9,545	7,758
Policyholders’ dividends	1,570	1,462

Total insurance benefits paid or provided	26,572	24,027

Commissions	8,128	8,035
Other underwriting, acquisition and insurance expenses	6,973	7,309
Capitalization of deferred policy acquisition costs	(5,383)	(5,057)
Amortization of deferred policy acquisition costs	4,332	3,692
Amortization of cost of customer relationships acquired and other intangibles	838	866

Total benefits and expenses	$41,460	38,872

Claims and Surrenders.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Death claims	$6,135	6,135
Surrender benefits	4,894	4,473
Endowments	3,291	3,024
Property claims	564	497
Accident and health benefits	140	140
Other policy benefits	433	538

Total claims and surrenders	$15,457	14,807

Death claims remained consistent at $6.1 million for the three months ended March 31, 2010 and 2009. These amounts will vary from period to period and were within Company expectations.
Surrender benefits increased to $4.9 million for the three months ended March 31, 2010 compared to $4.5 million for the same period in 2009. These amounts represent payments to contract holders upon termination of a contract. The Company monitors surrenders on an ongoing basis. Surrenders as a percent of ordinary whole life insurance in force were 0.4% in the first quarters of 2010 and 2009.
Policyholder Dividends. Policyholder dividends increased to $1.6 million during the first quarter of 2010 from $1.5 million during the same quarter in 2009, due to the continued sale and persistency of participating ordinary whole life products in the international market. All of our international policies are participating, and the dividends are factored into the premiums and therefore have no impact on profitability.
Commissions. Commissions during the first quarter of 2010 increased to $8.1 million from $8.0 million in 2009, as a result of increased renewal premiums as noted in the premium section above.
Other Underwriting, Acquisition and Insurance Expenses. These expenses decreased to $7.0 million for the first three months in 2010 compared to $7.3 million in 2009. The decrease is mainly due to a decrease of $0.2 million in legal fees, which are primarily associated with the 2009 acquisition of ICC. These acquisition costs are expensed as incurred, and will vary depending upon our level of acquisition activity. Additionally, auditing fees were lower.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2010
Federal Income Tax. The effective tax rate for the first quarter of 2010 was 32.3% versus 24.4% in the first quarter of 2009. The rate variance from the statutory rate of 35% is due to the fact that the changes in fair value of our Class A common stock warrants, which resulted in a loss of $0.1 million and a gain of $2.1 million for the first quarter of 2010 and 2009, respectively, are not tax effected. The Company recorded an additional valuation allowance of $135,000 in the first quarter of 2009 related to other-than-temporary impairments recognized in the quarter.
Segment Operations
The Company has three reportable segments: Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises. These segments are reported in accordance with U.S. GAAP. The Company evaluates profit and loss performance based on net income before income taxes.

		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Total
	(In thousands)
Income (loss) before income tax expense
March 31, 2010	$1,618	1,020	(266)	2,372
March 31, 2009	3,094	1,079	1,613	5,786
Life Insurance
Our Life Insurance segment consists of issuing primarily ordinary whole life insurance in U.S. Dollar-denominated amounts to foreign residents, and domestically through independent marketing firms and consultants.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenue:
Premiums	$24,769	24,055
Net investment income	4,711	4,257
Realized gains (losses), net	(29)	60
Other income	277	88

Total revenue	29,728	28,460

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	9,779	9,710
Increase in future policy benefit reserves	8,662	7,290
Policyholders’ dividends	1,542	1,443

Total insurance benefits paid or provided	19,983	18,443
Commissions	4,505	4,457
Other underwriting, acquisition and insurance expenses expenses	3,097	2,603
Capitalization of deferred policy acquisition costs	(3,687)	(3,757)
Amortization of deferred policy acquisition costs	3,882	3,352
Amortization of cost of customer relationships acquired and other intangibles	330	268

Total benefits and expenses	28,110	25,366

Income before income tax expense	$1,618	3,094

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2010
Premiums. Premium revenues were up 3.0% at March 31, 2010 compared to the same three months in 2009. The increase was due to first year premiums, including a full quarter of ICIC results and an increase in international renewal business, which has experienced strong persistency as this block of insurance matures.
Life Insurance premium breakout is detailed below.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Premiums:
First year	$3,212	3,117
Renewal	21,557	20,938

Total premiums	$24,769	24,055

Net Investment Income. Net investment income increased 10.7% comparing the first three months of 2010 to 2009. The increase in the current year resulted from increased income on bonds as our investment portfolio grew from new investments, in addition to the fact that 2009 yields were depressed due to a lag in reinvesting related to fixed income securities. The Company experienced significant call activity throughout 2009 due to the low interest rate environment relating to fixed income debt securities.
Claims and Surrenders. Claims and surrenders were up 1.0% for the current quarter of 2010 compared to 2009. These amounts fluctuate from period to period but were within anticipated ranges based upon management’s expectations.

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Death claims	$1,743	2,154
Surrender benefits	4,363	4,061
Endowment benefits	3,284	3,020
Accident and health benefits	74	81
Other policy benefits	315	394

Total claims and surrenders	$9,779	9,710

Death claim amounts fluctuate from period to period, and are monitored by the Company. The amounts are within anticipated ranges based upon management’s expectations.
Surrender benefits increased 7.4% to $4.4 million in the first three months of 2010 compared to $4.1 million for the same period in 2009. The majority of this increase in policy surrenders was attributable to our international business and related to policies that have been in force over fifteen years, and no longer have a surrender charge. In addition, the Company recorded surrenders in 2010 resulting from poor persistency related to one Brazilian agent. The Company has canceled the contract with this agent.
Commissions. Commission expense remained level at $4.5 million. This expense fluctuates directly with premium revenues.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2010
Home Service Insurance
We provide final expense ordinary life insurance to middle and lower income individuals in Louisiana, Mississippi and Arkansas. Our policies in this segment are sold and serviced through a home service marketing distribution system utilizing employee-agents.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenue:
Premiums	$10,421	10,172
Net investment income	3,532	3,402
Realized gains, net	133	241
Other income	49	18

Total revenue	14,135	13,833

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,678	5,097
Increase in future policy benefit reserves	883	468
Policyholders’ dividends	28	19

Total insurance benefits paid or provided	6,589	5,584

Commissions	3,623	3,578
Other underwriting, acquisition and insurance expenses	3,641	3,954
Capitalization of deferred policy acquisition costs	(1,696)	(1,300)
Amortization of deferred policy acquisition costs	450	340
Amortization of cost of customer relationship acquired and other intangibles	508	598

Total benefits and expenses	13,115	12,754

Income before income tax expense	$1,020	1,079

Premiums. Premiums increased in 2010 to $10.4 million compared to the first quarter of 2009, which totaled $10.2 million. This increase is due to increased marketing efforts to better promote the Home Service segment, as well as the SPFIC rate increase that was effective in the latter part of 2009.
Net Investment Income. Net investment income increased 3.8% from $3.4 million at March 31, 2009 to $3.5 million in 2010. Invested assets increased 12.3% from $245.5 million to $275.7 million for 2009 and 2010, respectively, therefore increasing the investment income reported in the current year. The 2009 results include a lawsuit settlement of $240,000 related to a defaulted bond and stock dividends of $146,000.
Realized Gains, Net. Realized gains in the first quarter of 2010 resulted from the sale of one bond in SPLIC’s portfolio. Realized gains of $241,000 at March 31, 2009 were recognized related to bond sales in the quarter, which resulted in gains of $352,000. The gains were offset by realized losses of $111,000 resulting from other-than-temporary impairments recorded on ONLIC’s bond and stock portfolios.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2010
Claims and Surrenders. Claims and surrenders increased 11.4%, with $5.7 million recorded at March 31, 2010 compared to $5.1 million in 2009. This increase relates to an increase in death benefits for SPLIC and an increase in casualty claims for SPFIC in 2010 compared to the same period in 2009.

	For the Three Months Ended March 31,
	2009	2008
	(In thousands)
Death claims	$4,392	3,981
Surrender benefits	531	412
Endowment benefits	7	4
Property claims	564	497
Accident and health benefits	66	59
Other policy benefits	118	144

Total claims and surrenders	$5,678	5,097

Other Underwriting, Acquisition and Insurance Expenses. Other underwriting, acquisition and insurance expenses decreased to $3.6 million at March 31, 2010 compared to $4.0 million in 2009, due to a decrease in accounting and consulting fees in the current year.
Other Non-Insurance Enterprises
Overall, other non-insurance operations are relatively immaterial to the consolidated results, except for the fair value adjustment related to the Company’s warrants to purchase Class A common stock. The fair value adjustment at March 31, 2010 was $0.1 million, which was recorded as a loss compared to $2.1 million recorded as a gain for the same period in 2009. These amounts fluctuate due to the movement in the stock price and fair value calculation using the Black-Scholes valuation model.
Investments
The administration of our investment portfolios is handled by our management, pursuant to board-approved investment guidelines, with all trading activity approved by a committee of the respective boards of directors of our insurance company subsidiaries. The guidelines used require that fixed maturities, both government and corporate, are of high quality and comprise a majority of the investment portfolio. State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, mortgage loans and real estate within certain specified percentages. The assets are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2010
The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets.

	March 31, 2010		December 31, 2009
	Carrying	% of Total	Carrying	% of Total
	Value	Carrying Value	Value	Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$401,622	54.7%	$399,626	55.6%
Corporate	130,893	17.8	116,098	16.1
Municipal bonds	56,522	7.7	57,192	7.9
Mortgage-backed (1)	18,107	2.5	19,452	2.7
Foreign governments	124	—	120	—

Total fixed maturity securities	607,268	82.7	592,488	82.3
Cash and cash equivalents	48,023	6.6	48,625	6.8
Short-term investments	—	—	2,510	0.3
Policy loans	33,082	4.5	32,096	4.5
Equity securities	34,721	4.8	33,477	4.6
Mortgage loans	1,622	0.2	1,533	0.2
Real estate and other long-term investments	9,212	1.2	9,216	1.3

Total cash, cash equivalents and investments	$733,928	100.0%	$719,945	100.0%

(1)	Includes $15.5 million and $16.2 million of U.S. Government-sponsored enterprises at March 31, 2010 and December 31, 2009, respectively.
The Company increased holdings in corporate securities during the first quarter of 2010, investing in shorter duration investment grade securities. Short-term investments held at December 31, 2009 matured in the current quarter and those funds were reinvested into fixed maturity securities.
The held-to-maturity portfolio as of March 31, 2010 represents 33.4% of the total fixed maturity securities owned based upon carrying values, with the remaining 66.6% classified as available-for-sale. Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.
The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)
AAA and U.S. Government	$442,450	72.9%	$442,160	74.6%
AA	25,471	4.2	26,613	4.5
A	71,679	11.8	69,934	11.8
BBB	58,719	9.7	48,311	8.2
BB and other	8,949	1.4	5,470	0.9

Totals	$607,268	100.0%	$592,488	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2010
The increase in fixed maturities with credit ratings of BBB in the first quarter of 2010 compared to December 31, 2009 is a result of new investments in corporate bonds with an average maturity of seven years. The increase in non-investment grade securities is due to down-grades of issuers in the current period, as the Company does not purchase below investment grade securities.
Valuation of Investments
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
When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is separated into the following: a) the amount representing the credit loss; and b) the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment. The new amortized cost basis is adjusted for subsequent recoveries in fair value.
There were no impairments related to debt and equity securities recorded in the first quarter of 2010. The Company did recognize a valuation allowance on one mortgage loan totaling $45,000 during the quarter.
Liquidity and Capital Resources
Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.
Liquidity requirements of Citizens are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate investments to provide cash flow and did not do so during the first quarter of 2010. Our investments consist of 58.9% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.
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
Cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $12.6 million and $9.3 million for the three months ended March 31, 2010 and 2009, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in fixed income securities. Net cash outflows from investment activity totaled $13.6 million and $14.1 million for the three months ended March 31, 2010 and 2009, respectively. The outflows from investing activities for the three months ended March 31, 2010 and 2009 primarily related to the investment of excess cash and cash equivalents generated from operations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2010
The National Association of Insurance Commissioners (“NAIC”) has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company’s business to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. Two of our subsidiaries fell below the minimum threshold at December 31, 2008. A capital contribution of $1.0 million was made to SPFIC during the first quarter of 2009 due to the fact that the RBC ratio fell below 200% at December 31, 2008. An additional $1.0 million contribution was made to SPFIC in the third quarter of 2009. A capital contribution of $1.0 million was also made to ONLIC during the first quarter of 2009 due to its RBC ratio falling below 200% at December 31, 2008. The decline in SPFIC’s capital balance mainly resulted from hurricane losses in 2008 and an increase in operating expenses. The reduction in ONLIC’s capital balance resulted from declines in asset values of preferred and common stock holdings. The capital contributions made in the first quarter of 2009 increased the RBC ratios and RBC action plans have been submitted to the insurance departments. The capital balance of ONLIC was determined to be at Company Action level at March 31, 2009 due to continued declines relative to its investment holdings. The capital contributions made in 2009 increased the ratios as anticipated in action plans submitted to the appropriate state insurance departments. The Company received approval from the respective state insurance departments to merge ONLIC into SPLIC as of October 1, 2009. The capital contributions did not impact the overall consolidated financial position or results of operations of the Company. All insurance subsidiaries were above the RBC minimum at March 31, 2010.
Contractual obligations and off-balance sheet arrangements.
There have been no material changes in contractual obligations from those reported at December 31, 2009 in the Company’s Form 10-K. The Company does not have off-balance sheet arrangements at March 31, 2010 and does not expect any future effects on the Company’s financials related to any such arrangements. We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2010
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency did not exist as of March 31, 2010. Management believes that our policy liabilities and increase in future policy benefit reserves as of the three months ended March 31, 2010 and 2009 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. The relative stability of these assumptions and management’s analysis is discussed below.
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
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Management believes that our deferred policy acquisition costs and related amortization for the three months ended March 31, 2010 and 2009 limits the amount of deferred costs to its estimated realizable value. This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.
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
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next thirty years. The CCRA is then evaluated utilizing reasonable assumptions. Management believes that our CCRA and related amortization is recoverable for the three months ended March 31, 2010 and 2009. This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2010
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
March 31, 2010
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
Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 89% of our investment portfolio as of March 31, 2010. These investments are mainly exposed to changes in U.S. Treasury rates. Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 68.7% of the fixed maturities we owned at March 31, 2010 are instruments of U.S. Government-sponsored enterprises, or are backed by U.S. Government agencies.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2010

	March 31, 2010			December 31, 2009
			Net			Net
			Unrealized			Unrealized
	Amortized	Fair	Gains	Amortized	Fair	Gains
	Cost	Value	(Losses)	Cost	Value	(Losses)
	(In thousands)

Fixed maturities, available-for-sale	$402,697	404,330	1,633	389,195	385,579	(3,616)
Fixed maturities, held-to-maturity	202,938	201,128	(1,810)	206,909	199,676	(7,233)

Total fixed maturities	$605,635	605,458	(177)	596,104	585,255	(10,849)

Total equity securities	$25,868	34,721	8,853	25,899	33,477	7,578

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities. We assess interest rate sensitivity with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100 basis point shifts in the prevailing interest rates. We performed a sensitivity analysis as of December 31, 2009 for our interest rate sensitive assets. The change in fair values of our debt and equity securities as of March 31, 2010 were within the expected range of this analysis.
Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities. The interest rate of the ten-year U.S. Treasury bond decreased slightly to 3.8% during the quarter ended March 31, 2010 from 3.9% at December 31, 2009. Net unrealized losses on fixed maturity securities totaled $0.2 million at March 31, 2010 compared to losses of $10.8 million at December 31, 2009. The improvement in fair value with little change in the U.S. Treasury rate is indicative of the current volatility in the market.
There are no fixed maturities or other investments that we classify as trading instruments. Approximately 66.8% of fixed maturities were held in available-for-sale and 33.2% in held-to-maturity based upon fair value at March 31, 2010. At March 31, 2010 and December 31, 2009, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. Our equity investments portfolio represented 5.1% of our total investments at March 31, 2010. We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2010
During the quarter ended March 31, 2010, there were no changes in the Company’s internal controls over financial reporting that materially affect or are reasonably likely to effect the Company’s internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are a defendant in a lawsuit filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Citizens Insurance Company of America, Citizens, Inc., Harold E. Riley and Mark A. Oliver, Petitioners v. Fernando Hakim Daccach, Respondent, in which a class was originally certified by the trial court and reversed by the Texas Supreme Court in 2007 with an order to the trial court to conduct further proceedings consistent with its ruling. The underlying lawsuit alleged that certain life insurance policies CICA made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. On December 9, 2009, the trial court denied the recertification of the class after conducting additional proceedings in accordance with the Texas Supreme Court’s ruling. The remaining plaintiffs must now proceed individually, and not as a class, if they intend to pursue their cases against us. We intend to maintain a vigorous defense in any remaining proceedings.
In addition to the legal proceeding described above, we may from time to time be subject to a variety of legal and regulatory actions relating to our future, current and past business operations, including, but not limited to:
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
Item 1A. RISK FACTORS
There are no updates to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except as noted below.
Control of our Company, through the ownership of our Class B Common Stock, may one day be held by a 501(c)(3) charitable foundation and we cannot determine whether any change in our management or operations will occur as a result of the ownership change.
Harold E. Riley, our Founder, Chairman and CEO, is deemed by the New York Stock Exchange to be our ultimate controlling party. Mr. Riley owns 100% of Citizens Class B Common Stock through the Harold E. Riley Trust (“Trust”). Citizens’ Class A and Class B Common Stock are identical in all respects, except the Class B Common Stock elects a simple majority of the Board and receives one-half of the cash dividends paid on a per share basis as the Class A shares. The Class A Common Stock elects the remainder of the Board. Upon Mr. Riley’s death, the Class B Common Stock will be transferred from the Trust to the Harold E. Riley Foundation, a charitable organization established under 501(c)(3) of the Internal Revenue Code (“Foundation”). However, it is unclear what, if any changes, would occur to our board or management structure as a result of different ownership of the control position of our Company. Mr. Riley may at any time prior to his death deem it appropriate to move the Class B Common Stock, currently held by the Trust, to the Foundation.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2010
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. (RESERVED)
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2010

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2010

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
Kay E. Osbourn
Executive Vice President, Chief Financial Officer and Treasurer
Date: May 7, 2010