Form 10-Q
period 2010-06-30
CITIZENS INC
filed 2010-08-06
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of August 6, 2010, the Registrant had 48,686,759 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position
(In thousands)

	June 30,	December 31,
Assets	2010	2009
	(Unaudited)
Investments:

Fixed maturities available-for-sale, at fair value (cost: $411,937 and $389,195 in 2010 and 2009, respectively)	$421,127	385,579
Fixed maturities held-to-maturity, at amortized cost (fair value: $187,641 and $199,676 in 2010 and 2009, respectively)	186,640	206,909
Equity securities available-for-sale, at fair value (cost: $25,577 and $25,899 in 2010 and 2009, respectively)	30,809	33,477
Mortgage loans on real estate	1,612	1,533
Policy loans	33,973	32,096
Real estate held for sale	2,712	2,825
Real estate held for investment (less $420 and $374 accumulated depreciation in 2010 and 2009, respectively)	6,514	6,305
Other long-term investments	41	86
Short-term investments	—	2,510

Total investments	683,428	671,320

Cash and cash equivalents	81,325	48,625
Accrued investment income	7,179	7,455
Reinsurance recoverable	10,402	11,587
Deferred policy acquisition costs	118,372	115,570
Cost of customer relationships acquired	32,949	34,728
Goodwill	17,160	17,160
Other intangible assets	1,033	1,046
Federal income tax receivable	3,277	4,023
Property and equipment, net	6,626	6,018
Due premiums, net (less $1,461 and $1,644 allowance for doubtful accounts in 2010 and 2009, respectively)	7,923	8,960
Prepaid expenses	2,291	—
Other assets	502	834

Total assets	$972,467	927,326

See accompanying notes to consolidated financial statements.
(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position, Continued
(In thousands, except share amounts)

	June 30,	December 31,
Liabilities and Stockholders’ Equity	2010	2009
	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$610,803	592,358
Annuities	39,466	37,882
Accident and health	6,062	6,399
Dividend accumulations	7,474	5,621
Premiums paid in advance	21,598	20,373
Policy claims payable	10,107	10,222
Other policyholders’ funds	7,975	8,105

Total policy liabilities	703,485	680,960
Commissions payable	2,209	2,434
Deferred federal income tax	12,513	8,052
Payable for securities in process of settlement	17,278	6,000
Warrants outstanding	1,567	1,819
Other liabilities	8,719	11,986

Total liabilities	745,771	711,251

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 51,822,497 shares issued in 2010 and 2009, including shares in treasury of 3,135,738 in 2010 and 2009	256,703	256,703
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2010 and 2009	3,184	3,184
Retained deficit	(33,302)	(38,092)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	11,122	5,291

	237,707	227,086
Treasury stock, at cost	(11,011)	(11,011)

Total stockholders’ equity	226,696	216,075

Total liabilities and stockholders’ equity	$972,467	927,326

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended June 30,
(In thousands, except per share amounts)
(Unaudited)

	2010	2009
Revenues:
Premiums:
Life insurance	$35,085	34,586
Accident and health insurance	409	368
Property insurance	1,182	1,161
Net investment income	8,275	6,578
Realized gains, net	692	1,520
Decrease in fair value of warrants	366	976
Other income	151	240

Total revenues	46,160	45,429

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	15,214	14,953
Increase in future policy benefit reserves	9,783	9,958
Policyholders’ dividends	1,777	1,453

Total insurance benefits paid or provided	26,774	26,364
Commissions	9,028	8,992
Other underwriting, acquisition and insurance expenses	6,988	7,808
Capitalization of deferred policy acquisition costs	(5,875)	(5,894)
Amortization of deferred policy acquisition costs	4,115	3,720
Amortization of cost of customer relationships acquired and other intangibles	768	818

Total benefits and expenses	41,798	41,808

Income before federal income tax	4,362	3,621
Federal income tax expense	1,177	320

Net income	$3,185	3,301

Net income applicable to common stockholders	$3,185	2,131

Per Share Amounts:
Basic and diluted earnings per share of Class A common stock	$0.07	0.04

Basic and diluted earnings per share of Class B common stock	$0.03	0.02

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Six Months Ended June 30,
(In thousands, except per share amounts)
(Unaudited)

	2010	2009
Revenues:
Premiums:
Life insurance	$68,681	67,269
Accident and health insurance	823	764
Property insurance	2,362	2,309
Net investment income	16,624	14,320
Realized gains, net	751	1,821
Decrease in fair value of warrants	252	3,081
Other income	499	523

Total revenues	89,992	90,087

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	30,671	29,760
Increase in future policy benefit reserves	19,328	17,716
Policyholders’ dividends	3,347	2,915

Total insurance benefits paid or provided	53,346	50,391
Commissions	17,156	17,027
Other underwriting, acquisition and insurance expenses	13,961	15,117
Capitalization of deferred policy acquisition costs	(11,258)	(10,951)
Amortization of deferred policy acquisition costs	8,447	7,412
Amortization of cost of customer relationships acquired and other intangibles	1,606	1,684

Total benefits and expenses	83,258	80,680

Income before Federal income tax	6,734	9,407
Federal income tax expense	1,944	1,729

Net income	$4,790	7,678

Net income applicable to common stockholders	$4,790	5,330

Per Share Amounts:
Basic earnings per share of Class A common stock	$0.10	0.11

Basic earnings per share of Class B common stock	$0.05	0.06

Diluted earnings per share of Class A common stock	$0.10	0.05

Diluted earnings per share of Class B common stock	$0.05	0.03

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30,
(In thousands)
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$4,790	7,678
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on sale of investments and other assets	(751)	(1,821)
Net deferred policy acquisition costs	(2,811)	(3,539)
Amortization of cost of customer relationships acquired and other intangibles	1,606	1,684
Decrease in fair value of warrants	(252)	(3,081)
Depreciation	524	622
Amortization of premiums and discounts on fixed maturities and short-term investments	1,377	1,079
Deferred Federal income tax expense (benefit)	27	(1,003)
Change in:
Accrued investment income	276	1,267
Reinsurance recoverable	1,185	736
Due premiums and other receivables	1,037	235
Future policy benefit reserves	18,903	17,123
Other policyholders’ liabilities	2,833	1,048
Federal income tax receivable	746	1,600
Commissions payable and other liabilities	(3,492)	(317)
Other, net	(1,959)	(1,340)

Net cash provided by operating activities	24,039	21,971

Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	6,866	38,670
Maturity and calls of fixed maturities, available-for-sale	86,600	257,872
Calls of fixed maturities, held-to-maturity	51,250	—
Purchase of fixed maturities, available-for-sale	(105,524)	(133,554)
Purchase of fixed maturities, held-to-maturity	(31,140)	(161,279)
Sale of equity securities, available-for-sale	641	1,175
Purchase of equity securities, available-for-sale	(136)	(326)
Principal payments on mortgage loans	24	14
Mortgage loans funded	—	(379)
Increase in policy loans	(1,877)	(2,234)
Sale of other long-term investments and property and equipment	—	580
Purchase of other long-term investments and property and equipment	(1,332)	(1,725)
Maturity of short-term investments	2,500	2,250
Purchase of short-term investments	—	(2,605)
Cash acquired in acquisition	—	9,770

Net cash provided by investing activities	7,872	8,229

See accompanying notes to consolidated financial statements.
(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30,
(In thousands)
(Unaudited)

	2010	2009
Cash flows from financing activities:
Warrants exercised	$—	69
Annuity deposits	2,458	2,735
Annuity withdrawals	(1,669)	(1,706)

Net cash provided by financing activities	789	1,098

Net increase in cash and cash equivalents	32,700	31,298
Cash and cash equivalents at beginning of year	48,625	63,792

Cash and cash equivalents at end of period	$81,325	95,090

Supplemental disclosures of operating activities:
Cash paid during the period for income taxes	$1,171	1,125

Supplemental Disclosures of Non-Cash Investing Activities:
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
Supplemental Disclosures of Non-Cash Financing Activities:
Dividends on the Company’s Series A-1 Convertible Preferred Stock, issued in 2004, and Series A-2 Convertible Preferred Stock, issued in 2005, were paid by the Company through the issuance of Class A common stock to the preferred shareholders in the amount of $203,000 in the first six months of 2009. Accretion of deferred issuance costs and discounts on the Convertible Preferred Stock recorded as a deduction to Class A common stock during the first six months of 2009 was $2.1 million.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)
(1)	Financial Statements

Basis of Presentation and Consolidation
The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

The consolidated financial statements include the accounts and operations of Citizens, Inc. (“Citizens”), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America (“CICA”), Computing Technology, Inc. (“CTI”), Funeral Homes of America, Inc. (“FHA”), Insurance Investors, Inc. (“III”), Citizens National Life Insurance Company (“CNLIC”), Integrity Capital Corporation (“ICC”), Integrity Capital Insurance Company (“ICIC”), Security Plan Life Insurance Company (“SPLIC”) and Security Plan Fire Insurance Company (“SPFIC”). All significant inter-company accounts and transactions have been eliminated. Citizens and its wholly owned consolidated subsidiaries are collectively referred to as “the Company,” “we,” or “our.”

The consolidated statements of financial position for June 30, 2010, the consolidated statements of operations for the three and six-month periods ended June 30, 2010 and 2009, and the consolidated statements of cash flows for the six-month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2010 and for comparative periods have been made.

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

We provide life and health insurance policies through four of our subsidiaries — CICA, SPLIC, CNLIC and ICIC. CICA, CNLIC and ICIC issue ordinary whole-life policies, burial insurance, pre-need policies, and accident and health related policies, throughout the midwest and southern United States. CICA also issues ordinary whole-life policies to non-U.S. residents. SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi and SPFIC, a wholly owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2010
(Unaudited)
Significant Accounting Policies

For a description of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our 2009 Form 10-K Annual Report, which should be read in conjunction with these accompanying Consolidated Financial Statements.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2010
(Unaudited)

	Three Months Ended June 30, 2010
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$26,081	10,595	—	36,676
Net investment income	4,635	3,475	165	8,275
Realized gains, net	144	548	—	692
Decrease in fair value of warrants	—	—	366	366
Other income	132	4	15	151

Total revenue	30,992	14,622	546	46,160

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,367	4,847	—	15,214
Increase in future policy benefit reserves	8,773	1,010	—	9,783
Policyholders’ dividends	1,760	17	—	1,777

Total insurance benefits paid or provided	20,900	5,874	—	26,774

Commissions	5,239	3,789	—	9,028
Other underwriting, acquisition and insurance expenses	2,520	3,794	674	6,988
Capitalization of deferred policy acquisition costs	(4,475)	(1,400)	—	(5,875)
Amortization of deferred policy acquisition costs	4,257	(142)	—	4,115
Amortization of cost of customer relationships acquired and other intangibles	289	479	—	768

Total benefits and expenses	28,730	12,394	674	41,798

Income (loss) before income tax expense	$2,262	2,228	(128)	4,362

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2010
(Unaudited)

	Six Months Ended June 30, 2010
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$50,850	21,016	—	71,866
Net investment income	9,346	7,007	271	16,624
Realized gains (losses), net	115	681	(45)	751
Decrease in fair value of warrants	—	—	252	252
Other income	409	53	37	499

Total revenue	60,720	28,757	515	89,992

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	20,146	10,525	—	30,671
Increase in future policy benefit reserves	17,435	1,893	—	19,328
Policyholders’ dividends	3,302	45	—	3,347

Total insurance benefits paid or provided	40,883	12,463	—	53,346

Commissions	9,744	7,412	—	17,156
Other underwriting, acquisition and insurance expenses	5,617	7,435	909	13,961
Capitalization of deferred policy acquisition costs	(8,162)	(3,096)	—	(11,258)
Amortization of deferred policy acquisition costs	8,139	308	—	8,447
Amortization of cost of customer relationships acquired and other intangibles	619	987	—	1,606

Total benefits and expenses	56,840	25,509	909	83,258

Income (loss) before income tax expense	$3,880	3,248	(394)	6,734

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2010
(Unaudited)

	Three Months Ended June 30, 2009
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$25,720	10,395	—	36,115
Net investment income	3,707	2,868	3	6,578
Realized gains, net	358	1,085	77	1,520
Decrease in fair value of warrants	—	—	976	976
Other income	71	46	123	240

Total revenue	29,856	14,394	1,179	45,429

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,514	4,439	—	14,953
Increase in future policy benefit reserves	8,118	1,840	—	9,958
Policyholders’ dividends	1,435	18	—	1,453

Total insurance benefits paid or provided	20,067	6,297	—	26,364

Commissions	5,247	3,745	—	8,992
Other underwriting, acquisition and insurance expenses	2,707	4,035	1,066	7,808
Capitalization of deferred policy acquisition costs	(4,495)	(1,399)	—	(5,894)
Amortization of deferred policy acquisition costs	3,568	152	—	3,720
Amortization of cost of customer relationships acquired and other intangibles	440	378	—	818

Total benefits and expenses	27,534	13,208	1,066	41,808

Income before income tax expense	$2,322	1,186	113	3,621

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2010
(Unaudited)

	Six Months Ended June 30, 2009
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$49,775	20,567	—	70,342
Net investment income	7,964	6,270	86	14,320
Realized gains, net	418	1,326	77	1,821
Decrease in fair value of warrants	—	—	3,081	3,081
Other income	159	64	300	523

Total revenue	58,316	28,227	3,544	90,087

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	20,224	9,536	—	29,760
Increase in future policy benefit reserves	15,408	2,308	—	17,716
Policyholders’ dividends	2,878	37	—	2,915

Total insurance benefits paid or provided	38,510	11,881	—	50,391

Commissions	9,704	7,323	—	17,027
Other underwriting, acquisition and insurance expenses	5,310	7,989	1,818	15,117
Capitalization of deferred policy acquisition costs	(8,252)	(2,699)	—	(10,951)
Amortization of deferred policy acquisition costs	6,920	492	—	7,412
Amortization of cost of customer relationships acquired and other intangibles	708	976	—	1,684

Total benefits and expenses	52,900	25,962	1,818	80,680

Income before income tax expense	$5,416	2,265	1,726	9,407

(4)	Total Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net income	$3,185	3,301	4,790	7,678

Other comprehensive income net of effects of deferred acquisition costs and taxes:
Unrealized gains on available-for-sale securities	3,815	11,410	10,266	5,651
Tax expense	(2,646)	(1,160)	(4,435)	(555)

Other comprehensive income	1,169	10,250	5,831	5,096

Total comprehensive income	$4,354	13,551	10,621	12,774

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2010
(Unaudited)
(5)	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2010	2009
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$3,185	3,301
Less: Preferred stock dividend	—	(98)
Accretion of deferred issuance costs and discounts on preferred stock	—	(1,072)

Net income available to common stockholders	$3,185	2,131

Net income allocated to Class A common stock	$3,153	2,109
Net income allocated to Class B common stock	32	22

Net income available to common stockholders	$3,185	2,131

Denominator:
Weighted average shares of Class A outstanding - basic and diluted	48,687	46,964
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002

Total weighted average shares outstanding - basic and diluted	49,689	47,966

Basic and diluted earnings per share of Class A common stock	$0.07	0.04

Basic and diluted earnings per share of Class B common stock	$0.03	0.02

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2010
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$4,790	7,678
Less: Preferred stock dividend	—	(203)
Accretion of deferred issuance costs and discounts on preferred stock	—	(2,145)

Net income available to common stockholders	$4,790	5,330

Net income allocated to Class A common stock	$4,741	5,273
Net income allocated to Class B common stock	49	57

Net income available to common stockholders	$4,790	5,330

Denominator:
Weighted average shares of Class A outstanding - basic and diluted	48,687	46,538
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002

Total weighted average shares outstanding - basic and diluted	49,689	47,540

Basic earnings per share of Class A common stock	$0.10	0.11

Basic earnings per share of Class B common stock	$0.05	0.06

Diluted earnings per share of Class A common stock	$0.10	0.05

Diluted earnings per share of Class B common stock	$0.05	0.03

For the three and six months ended June 30, 2010, the warrants associated with the Convertible Preferred Stock portfolio were anti-dilutive. As such, the diluted weighted average shares of Class A common stock outstanding for the period was 48,687,000.

For the six months ended June 30, 2009, certain warrants relative to the Convertible Preferred Stock became dilutive. As such, the diluted weighted average shares of Class A common stock for the period was 46,599,000. Total diluted weighted average shares was 47,601,000.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2010
(Unaudited)
(6)	Investments

Financial stability and the prevention of capital erosion are important investment considerations for the Company. A primary investment goal is the conservation of assets due to the long-term nature of a significant portion of our insurance liabilities. The Company invests primarily in fixed maturity securities, which totaled 79.5% of total investments and cash and cash equivalents at June 30, 2010.

	June 30, 2010		December 31, 2009
	Carrying	% of Total	Carrying	% of Total
	Value	Carrying Value	Value	Carrying Value
	(In thousands)		(In thousands)

Fixed maturity securities	$607,767	79.5%	$592,488	82.3%
Equity securities	30,809	4.0	33,477	4.6
Mortgage loans	1,612	0.2	1,533	0.2
Policy loans	33,973	4.5	32,096	4.5
Real estate and other long-term investments	9,267	1.2	9,216	1.3
Short-term investments	—	—	2,510	0.3
Cash and cash equivalents	81,325	10.6	48,625	6.8

Total cash, cash equivalents and investments	$764,753	100.0%	$719,945	100.0%

The following tables represent gross unrealized gains and losses for fixed maturities and equity securities as of the periods indicated.

	June 30, 2010
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Fixed maturities available-for-sale:
U.S. Treasury securities	$11,083	2,364	—	13,447
U.S. Government-sponsored enterprises	165,263	1,602	226	166,639
States of the United States and political subdivisions of the states	61,795	770	2,553	60,012
Foreign governments	105	30	—	135
Corporate	157,216	7,572	1,309	163,479
Securities not due at a single maturity date	16,475	990	50	17,415

Total fixed maturities available-for-sale	411,937	13,328	4,138	421,127
Fixed maturities held-to-maturity:
U.S. Government-sponsored enterprises	186,640	1,065	64	187,641

Total fixed maturities	$598,577	14,393	4,202	608,768

Total equity securities	$25,577	5,244	12	30,809

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2010
(Unaudited)

	December 31, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Fixed maturities available-for-sale:
U.S. Treasury securities	$11,110	1,324	—	12,434
U.S. Government-sponsored enterprises	184,797	96	4,610	180,283
States of the United States and political subdivisions of the states	60,070	321	3,199	57,192
Foreign governments	105	15	—	120
Corporate	114,175	3,726	1,803	116,098
Securities not due at a single maturity date	18,938	556	42	19,452

Total fixed maturities available-for-sale	389,195	6,038	9,654	385,579
Fixed maturities held-to-maturity:
U.S. Government-sponsored enterprises	206,909	18	7,251	199,676

Total fixed maturities	$596,104	6,056	16,905	585,255

Total equitysecurities	$25,899	7,578	—	33,477

Over 90% of the Company’s mortgage-backed securities are residential. Mortgage-backed securities are also referred to as securities not due at a single maturity date throughout this report. The majority of the Company’s equity securities are held within diversified mutual funds.
Valuation of Investments in Fixed Maturity and Equity Securities
The Company monitors all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. The assessment of whether impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value. The Company determines other-than-temporary impairment by reviewing all relevant evidence related to the specific security issuer as well as the Company’s intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.
When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is separated into the following: a) the amount representing the credit loss, and b) the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment. The new amortized cost basis is not adjusted for subsequent recoveries in fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2010
(Unaudited)
The Company evaluates whether a credit impairment exists for debt securities by considering primarily the following factors: (a) changes in the financial condition of the security’s underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, (d) the extent to which the fair value has been less than the amortized cost of the security and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process. Quantitative review includes information received from third party sources such as financial statements, pricing and rating changes, liquidity and other statistical information. Qualitative factors include judgments related to business strategies, economic impacts on the issuers and overall judgment related to estimates and industry factors. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, and current delinquency rates. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries, which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer.
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
The Company did not recognize any other-than-temporary impairments (“OTTI”) during the three or six months ended June 30, 2010. OTTI items were recognized in the first six months of 2009 relating to credit losses totaling $111,000.
The tables below present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	June 30, 2010
	Less than 12 months			Greater than 12 months			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(In thousands, except for # of securities)
Available-for-sale securities:
U.S. Government-sponsored enterprises	$27,789	226	22	—	—	—	27,789	226	22
Securities issued by states and political subdivisions	6,803	84	8	14,345	2,469	14	21,148	2,553	22
Corporate	27,670	802	23	6,846	507	10	34,516	1,309	33
Securities not due at a single maturity date	1,964	20	3	477	30	7	2,441	50	10

Total available-for-sale	64,226	1,132	56	21,668	3,006	31	85,894	4,138	87
Held-to-maturity securities:
U.S. Government-sponsored enterprises	12,981	64	5	—	—	—	12,981	64	5

Total fixed maturities	$77,207	1,196	61	21,668	3,006	31	98,875	4,202	92

Total equity securities	$43	12	3	—	—	—	43	12	3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2010
(Unaudited)

	December 31, 2009
	Less than 12 months			Greater than 12 months			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(In thousands, except for # of securities)
Available-for-sale securities:
U.S. Government-sponsored enterprises	$169,514	4,610	213	—	—	—	169,514	4,610	213
Securities issued by states and political subdivisions	19,055	343	19	14,995	2,856	15	34,050	3,199	34
Corporate	36,342	541	21	12,857	1,261	12	49,199	1,802	33
Securities not due at a single maturity date	179	1	1	637	42	8	816	43	9

Total available-for-sale	225,090	5,495	254	28,489	4,159	35	253,579	9,654	289
Held-to-maturity securities:
U.S. Government-sponsored enterprises	185,659	7,251	81	—	—	—	185,659	7,251	81

Total fixed maturities	$410,749	12,746	335	28,489	4,159	35	439,238	16,905	370

As of June 30, 2010, the Company had 31 available-for-sale securities in an unrealized loss position for greater than 12 months, which were municipal, corporate and mortgage-backed securities. The Company has reviewed these securities and determined that no other-than-temporary impairment exists based on our evaluations of the credit worthiness of the issuers and due to the fact that we do not intend to sell the investments, nor is it likely that we would be required to sell these investments before recovery of their amortized cost bases, which may be maturity.

The amortized cost and fair value of fixed maturity securities at June 30, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Amortized	Fair
	Cost	Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$16,659	16,832
Due after one year through five years	31,182	32,316
Due after five years through ten years	84,151	85,592
Due after ten years	263,470	268,972

Total available-for-sale securities	395,462	403,712
Held-to-maturity securities:
Due after ten years	186,640	187,641
Securities not due at a single maturity date	16,475	17,415

Total fixed maturities	$598,577	608,768

The securities not due at a single maturity date are primarily mortgage-backed obligations of U.S. Government-sponsored enterprises and corporate securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2010
(Unaudited)

The Company uses the specific identification method to determine the cost basis used in the calculation of realized gains and losses related to security sales. Proceeds and gross realized gains from sales of securities for the three and six months ended June 30, 2010 and 2009 are summarized as follows:

	Fixed Maturities Available-for-Sale				Equity Securities
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(In thousands)				(In thousands)

Proceeds	$4,740	30,630	6,866	38,670	$537	512	641	1,175

Gross realized gains	$615	1,252	742	1,553	$159	37	184	219

No securities were sold for realized losses for the periods reported and there were no securities sold from the held-to-maturity portfolio during the three and six months ended June 30, 2010.
(7)	Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We hold available-for-sale fixed maturity securities and equity securities, which are carried at fair value.

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

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on or corroborated by readily available market information. This category consists of two private placement mortgage-backed securities where we cannot corroborate the significant valuation inputs with market observable data.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2010
(Unaudited)
The following table sets forth our assets that are measured at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements
	June 30, 2010
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Fixed maturities available-for-sale:
U.S. Treasury and U.S. Government- sponsored enterprises	$13,447	166,639	—	180,086
Corporate	—	163,479	—	163,479
Municipal bonds	—	60,012	—	60,012
Mortgage-backed	—	16,868	547	17,415
Foreign governments	—	135	—	135

Total fixed maturities, available-for-sale	13,447	407,133	547	421,127
Total equity securities, available-for-sale	30,809	—	—	30,809

Total financial assets	$44,256	407,133	547	451,936

Financial liabilities:
Warrants outstanding	$—	1,567	—	1,567

	December 31, 2009
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Fixed maturities available-for-sale:
U.S. Treasury and U.S. Government- sponsored enterprises	$12,434	180,283	—	192,717
Corporate	—	116,098	—	116,098
Municipal bonds	—	57,192	—	57,192
Mortgage-backed	—	18,875	577	19,452
Foreign governments	—	120	—	120

Total fixed maturities, available-for-sale	12,434	372,568	577	385,579
Total equity securities, available-for-sale	33,477	—	—	33,477

Total financial assets	$45,911	372,568	577	419,056

Financial liabilities:
Warrants outstanding	$—	1,819	—	1,819

Financial Instruments Valuation

Fixed maturity securities, available-for-sale. At June 30, 2010, the fixed maturities, valued using an independent pricing source, totaled $407.1 million for Level 2 assets and comprised 96.7% of total reported fair value. Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding. The valuations are reviewed and validated quarterly through random testing by comparisons to independent pricing models, other third party pricing services, and back tested to recent trades. For the six months ended June 30, 2010, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2010
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

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

June 30, 2010
(In thousands)
Beginning balance at December 31, 2009	$577
Total realized and unrealized losses:
Included in net income	—
Included in other comprehensive income	(2)
Principal paydowns	(28)
Transfer in and (out) of Level 3	—

Ending balance at June 30, 2010	$547

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

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$186,640	187,641	206,909	199,676
Mortgage loans	1,612	1,563	1,533	1,484
Policy loans	33,973	33,973	32,096	32,096
Short-term investments	—	—	2,510	2,512
Cash and cash equivalents	81,325	81,325	48,625	48,625

Financial liabilities:
Annuities	39,466	37,035	37,882	33,980
Fair values for fixed income securities are based on an independent pricing source.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2010
(Unaudited)

Mortgage loans are secured principally by residential properties and commercial properties. Weighted average interest rates for these loans were approximately 6.7% per year as of June 30, 2010 and December 31, 2009, with maturities ranging from one to thirty years. Management estimated the fair value using an annual interest rate of 6.25% at June 30, 2010 and December 31, 2009.

Policy loans have a weighted average annual interest rate of 7.7% and 7.6% as of June 30, 2010 and December 31, 2009, respectively, and have no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies that we have in force and cannot be valued separately and are not marketable; therefore, the fair value of policy loans approximates the carrying value.

For cash and cash equivalents, accrued investment income, reinsurance recoverable, other assets, federal income tax payable and receivable, dividend accumulations, commissions payable, amounts held on deposit, and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

The fair value of the Company’s liabilities under annuity contract policies was estimated at June 30, 2010 using December 31, 2009 discounted cash flows using a risk free rate plus a component for non-performance risk and interest rate risk. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

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
June 30, 2010
(Unaudited)
(9)	Convertible Preferred Stock

In July 2004, the Company completed a private placement of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to four unaffiliated institutional investors. We also issued to the investors warrants to purchase shares of our Class A common stock at various exercise prices that range from $6.72 to $7.93, with most of them striking at $6.95. The conversion, exercise and redemption prices, along with the number of shares and warrants, were adjusted for stock dividends paid on December 31, 2004 and 2005.

On July 13, 2009, the Company converted all of its outstanding Series A-1 and Series A-2 Convertible Preferred Stock into Class A common shares in accordance with the mandatory redemption provision of the preferred shareholder agreement dated July 12, 2004. The total amount of Class A common shares issued as part of the conversion was 1,706,682, inclusive of pro rata dividends due through the conversion date. Warrants to purchase shares of Class A common stock are still outstanding until July 2011 and 2012.

(10)	Income Taxes

The effective tax rate was 27% and 9% for the second quarter of 2010 and 2009, respectively, and 29% and 18% for the six months ended June 30, 2010 and 2009, respectively. The 2010 and 2009 rates were lower than the statutory rate of 35%, primarily due to gains from the change in fair value of outstanding warrants for purchase of Class A common stock of $366,000 and $976,000 that was not taxable for the three months ended June 30, 2010 and 2009, respectively. The gains from the decrease in fair value of outstanding warrants were $252,000 and $3.1 million for the six months ended June 30, 2010 and 2009, respectively. Also causing a reduction in the effective tax rate are tax benefits from the release of tax valuation allowances. Citizens redeemed its stock that was held by a subsidiary in a taxable transaction resulting in $472,000 of tax expense during the six months ended June 30, 2010. This tax increased the effective tax rate as the gain was eliminated in consolidation.

The table below details the changes in the Company’s tax valuation allowance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Tax benefit in tax provision	$157	585	671	449
Tax benefit (expense) in other comprehensive income	(1,310)	2,833	(842)	1,423
Adjustment to goodwill	—	—	—	(254)

(Increase) decrease in valuation allowance	$(1,153)	3,418	(171)	1,618

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2010
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
•
The performance of our investment portfolio, which may be adversely affected by changes in interest rates, adverse developments and ratings of issuers whose debt securities we may hold, and other adverse macroeconomic events;

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
June 30, 2010
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2010
Consolidated Results of Operations
Note: All discussion below compares or states 2010 results for the three and six months ended June 30, 2010 compared to 2009 results.
Revenues
Revenues are generated primarily by insurance premiums and investment income on invested asset holdings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Premiums:
Life insurance	$35,085	34,586	68,681	67,269
Accident and health insurance	409	368	823	764
Property insurance	1,182	1,161	2,362	2,309
Net investment income	8,275	6,578	16,624	14,320
Realized gains, net	692	1,520	751	1,821
Decrease in fair value of warrants	366	976	252	3,081
Other income	151	240	499	523

Total revenues	46,160	45,429	89,992	90,087
Exclude decrease in fair value of warrants	(366)	(976)	(252)	(3,081)

Total revenues excluding fair value adjustments	$45,794	44,453	89,740	87,006

Premium Income. Premium income during the three and six months ended June 30, 2010 increased compared to the same period in 2009, primarily related to life renewal premiums indicating favorable persistency.
Net Investment Income. Net investment income increased for the three and six months ended June 30, 2010 compared to the same periods in 2009. The increase is due to higher invested assets held in the current year compared to 2009 as a result of investing new premium income, and income earned on the Company’s portfolio. The 2009 net investment income was lower because of large call volumes on the fixed maturity portfolio, which began in the second quarter of 2009 and was not reinvested by quarter end. This trend began again in the last two weeks of the second quarter of 2010.
Investment income from debt securities accounted for approximately 84.7% of total investment income for the six months ended June 30, 2010. We continue to invest primarily in bonds of U.S. Government-sponsored enterprises, such as FNMA and FHLMC, which comprised 63.0% of the total fixed maturity portfolio based on amortized cost.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Gross investment income:
Fixed maturity securities	$7,263	5,613	14,649	12,130
Equity securities	183	280	332	549
Mortgage loans	18	7	36	13
Policy loans	657	600	1,313	1,185
Real estate investments	287	359	580	714
Other investment income	180	124	377	521

Total investment income	8,588	6,983	17,287	15,112
Investment expenses	(313)	(405)	(663)	(792)

Net investment income	$8,275	6,578	16,624	14,320

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2010
The decrease in investment income related to equity securities in 2010 resulted from the disposal of securities primarily related to an acquired portfolio throughout 2009 with a book value totaling $1.3 million and the disposal of SPLIC’s mutual funds totaling $16.1 million in the fourth quarter of 2009. Policy loans have increased primarily from policyholders using the cash value accumulated on their policies to pay premiums and continue their insurance coverage. The increase in the asset balance has resulted in the correlating increase in investment income. Other investment income decreased to $0.4 million for the six months ended June 30, 2010 compared to the same period in 2009 as the Company had received a lawsuit settlement of $0.2 million in 2009 resulting from a defaulted bond investment.
Net investment income performance is summarized as follows:

	Six Months Ended June 30,
	2010	2009
	(In thousands)

Net investment income	$16,624	14,320
Average invested assets, at amortized cost	$668,182	586,252
Annualized yield on average invested assets	4.98%	4.89%
The increase in the annualized yield in 2010 compared to 2009 was due to higher holdings in fixed maturity investments in the current year providing increased yields compared to higher cash holdings throughout the first half of 2009, thereby depressing yields.
Realized Gains, Net. The Company realized net gains of $0.7 million and $0.8 million for the three and six months ended June 30, 2010 compared to gains of $1.5 million and $1.8 million for the same periods in 2009. The net realized gains in the second quarter of 2010 were primarily the result of sales of several available-for-sale debt and equity securities, including some securities that had previously been impaired. The Company recorded a valuation allowance of $45,000 during the first quarter of 2010 on a non-performing mortgage loan. In 2009, the Company’s realized gains were offset by realized losses of $111,000 relating to other-than-temporary impairments.
Change in Fair Value of Warrants. The Company adjusts the liability related to its outstanding warrants to purchase shares of Class A common stock at each reporting date to reflect the current fair value of warrants computed based upon the Class A common stock value calculated using the Black-Scholes option pricing model. As the stock value increases and decreases, the change in the warrant liability also increases and decreases in inverse order. The adjustment to fair value is recorded as an increase or decrease in fair value of warrants on the consolidated statement of operations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2010
Benefits and Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$15,214	14,953	30,671	29,760
Increase in future policy benefit reserves	9,783	9,958	19,328	17,716
Policyholders’ dividends	1,777	1,453	3,347	2,915

Total insurance benefits paid or provided	26,774	26,364	53,346	50,391

Commissions	9,028	8,992	17,156	17,027
Other underwriting, acquisition and insurance expense	6,988	7,808	13,961	15,117
Capitalization of deferred policy acquisition costs	(5,875)	(5,894)	(11,258)	(10,951)
Amortization of deferred policy acquisition costs	4,115	3,720	8,447	7,412
Amortization of cost of customer relationships acquired and other intangibles	768	818	1,606	1,684

Total benefits and expenses	$41,798	41,808	83,258	80,680

Claims and Surrenders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Death claims	$5,800	5,647	11,935	11,782
Surrender benefits	4,843	5,155	9,737	9,628
Endowments	3,539	3,570	6,830	6,594
Property claims	307	253	871	750
Accident and health benefits	246	70	386	210
Other policy benefits	479	258	912	796

	$15,214	14,953	30,671	29,760

Death claims remained consistent for the three and six months ended June 30, 2010 compared to the same periods in 2009. These amounts will vary from period to period and were within Company expectations.
Surrender benefits represent payments to contract holders upon termination of a contract. The Company monitors surrenders on an ongoing basis. Surrenders as a percent of ordinary whole life insurance in force were unchanged at 0.4% in the first six months of 2010 and 2009.
Policyholder Dividends. Policyholder dividends increased during the three and six months ended June 30, 2010 compared to the same periods in 2009, due to continued sales and persistency of participating ordinary whole life products in the international market. All of our international policies are participating, and the dividends are factored into the premiums and therefore do not impact profitability. As dividend rates increase each year that a policy is in force, dividend expense will likely increase as the block becomes more seasoned.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2010
Commissions. Commission expense is directly related to new and renewal insurance premium fluctuations and production levels by agents and associates. Commission expense was consistent with prior year amounts as premium revenues stayed relatively consistent.
Other Underwriting, Acquisition and Insurance Expenses. The decrease in these expenses was due to a decrease of $0.2 million in legal fees, which were associated with the 2009 acquisition of ICC. Additionally, auditing fees were lower by $0.3 million in the current year, reflecting efficiencies in the financial reporting process area.
Federal Income Tax. The effective tax rate for the three and six months ended June 30, 2010 was 27.0% and 28.9% versus 8.8% and 18.4% for the same periods in 2009. The rate variance from the statutory rate of 35% was due to the fact that the changes in fair value of our Class A common stock warrants of $0.4 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively, are not taxable items. For the six months, the warrant revenues were $0.3 million and $3.1 million for 2010 and 2009, respectively.
Segment Operations
The Company has three reportable segments: Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises. These segments are reported in accordance with U.S. GAAP. The Company evaluates profit and loss performance based on net income before income taxes.

		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Total
	(In thousands)
Income (loss) before income tax expense:
Three months ended:
June 30, 2010	$2,262	2,228	(128)	4,362
June 30, 2009	2,322	1,186	113	3,621

Six months ended:
June 30, 2010	3,880	3,248	(394)	6,734
June 30, 2009	5,416	2,265	1,726	9,407

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2010
Life Insurance
Our Life Insurance segment consists of issuing primarily ordinary whole life insurance in U.S. Dollar-denominated amounts to foreign residents, and domestically through independent marketing firms and consultants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenue:
Premiums	$26,081	25,720	50,850	49,775
Net investment income	4,635	3,707	9,346	7,964
Realized gains, net	144	358	115	418
Other income	132	71	409	159

Total revenue	30,992	29,856	60,720	58,316

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,367	10,514	20,146	20,224
Increase in future policy benefit reserves	8,773	8,118	17,435	15,408
Policyholders’ dividends	1,760	1,435	3,302	2,878

Total insurance benefits paid or provided	20,900	20,067	40,883	38,510
Commissions	5,239	5,247	9,744	9,704
Other underwriting, acquisition and insurance expenses	2,520	2,707	5,617	5,310
Capitalization of deferred policy acquisition costs	(4,475)	(4,495)	(8,162)	(8,252)
Amortization of deferred policy acquisition costs	4,257	3,568	8,139	6,920
Amortization of cost of customer relationships acquired and other intangibles	289	440	619	708

Total benefits and expenses	28,730	27,534	56,840	52,900

Income before income tax expense	$2,262	2,322	3,880	5,416

Premiums. Premium revenues increased 1.4% and 2.2% for the three and six months ended June 30, 2010 compared to the same three and six months in 2009 due primarily to international renewal business, which experienced strong persistency as this block of insurance matures.
Life Insurance premium breakout is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Premiums:
First year	$4,012	4,037	7,224	7,154
Renewal	22,069	21,683	43,626	42,621

Total premiums	$26,081	25,720	50,850	49,775

Net Investment Income. Net investment income increased 25.0% and 17.4% comparing the three and six months ended June 30, 2010 to the same three and six months of 2009. The increase in the current year resulted from increased income on bonds as our investment portfolio grew due to new investments. In addition, 2009 yields were depressed due to a lag in reinvesting related to calls by issuers on fixed income securities. The Company experienced significant call activity related to fixed income debt securities throughout 2009 due to the low interest rate environment. This call activity occurred again in the last two weeks of the second quarter of the current year, as reflected in the cash holdings at June 30, 2010. If this call activity continues, the Company may experience a decline in investment income in the latter part of 2010.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2010
Claims and Surrenders. Claims and surrenders decreased for the three and six months ended June 30, 2010 compared to the same periods in 2009. These amounts fluctuate from period to period but were within anticipated ranges based upon management’s expectations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Death claims	$2,041	2,000	3,784	4,154
Surrender benefits	4,243	4,688	8,606	8,749
Endowment benefits	3,532	3,564	6,816	6,584
Accident and health benefits	209	35	283	116
Other policy benefits	342	227	657	621

Total claims and surrenders	$10,367	10,514	20,146	20,224

Surrender benefits decreased 9.5% and 1.6% in the three and six and months ended June 30, 2010 compared to the same periods in 2009. The majority of policy surrenders is attributable to our international business and related to policies that have been in force over fifteen years, and no longer have surrender charges associated with them.
Increase in Future Policy Benefit Reserves. Policy benefit reserves increased for the three and six months ended June 30, 2010 compared to the same periods in 2009, primarily due to increased sales of endowment products, which build up reserve balances more quickly compared to other life product sales. Endowment sales have become more popular relative to our international sales in the past few years, representing approximately 64%, 60% and 48% of total in force of new policies issued for 2010 (through six months), 2009 and 2008, respectively.
Commissions. Commission expense remained level for the three and six months ended June 30, 2010 and 2009, as premium revenues reported were consistent between periods. This expense fluctuates directly with premium revenues.
Amortization of Deferred Policy Acquisition Costs (“DAC”). Amortization costs increased in 2010 compared to 2009 resulting from poor persistency related to one Brazilian agent. The Company canceled the contract with this agent in the second quarter of 2009. In addition, DAC amortization increased due to the higher percentage of endowment product sales, which have a shorter amortization period than a whole life policy. As mentioned relative to the increase in reserves, the Company’s sales of endowment products have increased over the past several years.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2010
Home Service Insurance
We provide final expense ordinary life insurance to middle and lower income individuals in Louisiana, Mississippi and Arkansas. Our policies in this segment are sold and serviced through a home service marketing distribution system utilizing employee-agents.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenue:
Premiums	$10,595	10,395	21,016	20,567
Net investment income	3,475	2,868	7,007	6,270
Realized gains, net	548	1,085	681	1,326
Other income	4	46	53	64

Total revenue	14,622	14,394	28,757	28,227

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	4,847	4,439	10,525	9,536
Increase in future policy benefit reserves	1,010	1,840	1,893	2,308
Policyholders’ dividends	17	18	45	37

Total insurance benefits paid or provided	5,874	6,297	12,463	11,881

Commissions	3,789	3,745	7,412	7,323
Other underwriting, acquisition and insurance expenses	3,794	4,035	7,435	7,989
Capitalization of deferred policy acquisition costs	(1,400)	(1,399)	(3,096)	(2,699)
Amortization of deferred policy acquisition costs	(142)	152	308	492
Amortization of cost of customer relationships acquired and other intangibles	479	378	987	976

Total benefits and expenses	12,394	13,208	25,509	25,962

Income before income tax expense	$2,228	1,186	3,248	2,265

Premiums. The premium increases were due to enhanced marketing efforts to promote the Home Service segment, as well as the SPFIC rate increase that was effective in the latter part of 2009.
Net Investment Income. Net investment income increased 21.2% and 11.8% for the three and six months ended June 30, 2010 compared to the same periods in 2009. The current year increase was due to an increase in the asset portfolio from new business sales and income earned on the portfolio. The Company also experienced significant call activity in the second quarter of 2009, which depressed our investment income for that period. Call activity has increased in the latter part of the second quarter, and may result in lower investment income for 2010. The 2009 results include a lawsuit settlement of $240,000 related to a defaulted bond.
Realized Gains, Net. Net realized gains of $0.5 million and $0.7 million were recognized for the three and six months ended June 30, 2010. Of this amount, $0.5 million resulted from gross gains from sales of bonds and $0.2 million from sales of stocks for the six months ended June 30, 2010. Net realized gains of $1.1 million and $1.3 million for the three and six months ended June 30, 2009 were recognized related to bond sales, which resulted in gross gains of $1.4 million for the six months ended June 30, 2009. The gains were offset by realized losses of $0.1 million resulting from other-than-temporary impairments recorded related to the bond portfolio during the first quarter of 2009.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2010
Claims and Surrenders. Claims and surrenders increased 9.2% and 10.4% for the three and six month periods ended June 30, 2010 compared to the same periods in 2009, primarily due to an increase in death benefits for SPLIC and an increase in casualty claims for SPFIC in 2010 compared to the same period in 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Death claims	$3,759	3,647	$8,151	7,628
Surrender benefits	600	467	1,131	879
Endowment benefits	7	6	14	10
Property claims	307	253	871	750
Accident and health benefits	38	35	104	94
Other policy benefits	136	31	254	175

Total claims and surrenders	$4,847	4,439	$10,525	9,536

Other Underwriting, Acquisition and Insurance Expenses. Other underwriting, acquisition and insurance expenses decreased for the three and six months ended at June 30, 2010 compared to the same periods in 2009, due to a decrease in accounting and consulting fees in the current year.
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
June 30, 2010
The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets.

	June 30, 2010		December 31, 2009
	Carrying	% of Total	Carrying	% of Total
	Value	Carrying Value	Value	Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities:
U.S. Treasury and U.S. Government- sponsored enterprises	$366,726	48.0%	$399,626	55.6%
Corporate	163,479	21.4	116,098	16.1
Municipal bonds	60,012	7.8	57,192	7.9
Mortgage-backed (1)	17,415	2.3	19,452	2.7
Foreign governments	135	—	120	—

Total fixed maturity securities	607,767	79.5	592,488	82.3
Cash and cash equivalents	81,325	10.6	48,625	6.8
Short-term investments	—	—	2,510	0.3
Policy loans	33,973	4.4	32,096	4.5
Equity securities	30,809	4.0	33,477	4.6
Mortgage loans	1,612	0.2	1,533	0.2
Real estate and other long-term investments	9,267	1.3	9,216	1.3

Total cash, cash equivalents and investments	$764,753	100.0%	$719,945	100.0%

(1)	Includes $15.0 million and $16.2 million of U.S. Government-sponsored enterprises at June 30, 2010 and December 31, 2009, respectively.
The Company increased holdings in corporate securities during the first six months of 2010, investing in shorter duration investment grade securities. Cash and cash equivalents increased as of June 30, 2010 due to issuer call activity related to fixed maturity securities that occurred toward the end of the current quarter. Short-term investments held at December 31, 2009 matured in the first quarter and those funds were reinvested into fixed maturity securities.
The held-to-maturity portfolio as of June, 2010 represented 30.7% of the total fixed maturity securities owned based upon carrying values, with the remaining 69.3% classified as available-for-sale. Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2010
The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)
AAA and U.S. Government	$406,812	67.0%	$442,160	74.6%
AA	28,614	4.7	26,613	4.5
A	76,780	12.6	69,934	11.8
BBB	85,001	14.0	48,311	8.2
BB and other	10,560	1.7	5,470	0.9

Totals	$607,767	100.0%	$592,488	100.0%

The increase in fixed maturities with credit ratings of BBB in the first six months of 2010 compared to December 31, 2009 is a result of new investments in corporate bonds with an average maturity of seven years. The increase in non-investment grade securities was due to down-grades of issuers in the current period, as the Company does not purchase below investment grade securities.
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
There were no impairments related to debt and equity securities recorded in the second quarter of 2010. The Company did recognize a valuation allowance on one mortgage loan totaling $45,000 during the first quarter of 2010. Impairments recorded during the six months in 2009 totaled $111,000.
Liquidity and Capital Resources
Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources. Liquidity requirements of Citizens are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate investments to provide cash flow and did not do so during the first six months of 2010. Our investments consist of 61.6% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2010
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
Cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $24.0 million and $22.0 million for the six months ended June 30, 2010 and 2009, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in fixed income securities. Net cash inflows from investment activity totaled $7.9 million and $8.2 million for the six months ended June 30, 2010 and 2009, respectively. The inflows from investing activities for the six months ended June 30, 2010 and 2009 primarily related to heavy call activity by bond issuers.
The National Association of Insurance Commissioners (“NAIC”) has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company’s business to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. Two of our subsidiaries fell below the minimum threshold at December 31, 2008. A capital contribution of $1.0 million was made to SPFIC during the first quarter of 2009 due to the fact that the RBC ratio fell below 200% at December 31, 2008. An additional $1.0 million contribution was made to SPFIC in the third quarter of 2009. A capital contribution of $1.0 million was also made to Ozark National Life Insurance Company (“ONLIC”) during the first quarter of 2009 due to its RBC ratio falling below 200% at December 31, 2008. The decline in SPFIC’s capital balance mainly resulted from hurricane losses in 2008 and an increase in operating expenses. The reduction in ONLIC’s capital balance resulted from declines in asset values of preferred and common stock holdings. The capital contributions made in the first quarter of 2009 increased the RBC ratios and RBC action plans have been submitted to the relevant insurance departments. The capital balance of ONLIC was determined to be at Company Action level at March 31, 2009 due to continued declines relative to its investment holdings. The capital contributions made in 2009 increased the ratios as anticipated in action plans submitted to the appropriate state insurance departments. The Company received approval from the respective state insurance departments to merge ONLIC into SPLIC as of October 1, 2009. The capital contributions did not impact the overall consolidated financial position or results of operations of the Company. All insurance subsidiaries were above the RBC minimum at June 30, 2010.
Due to a decline in statutory surplus, CNLIC no longer meets minimum capital and surplus requirements in two states it is licensed in, Florida, deficient by approximately $0.4 million, and Mississippi, deficient by approximately $0.5 million. The respective insurance departments have been contacted, and though CNLIC currently maintains its Certificate of Authority, it has voluntarily suspended sales in these states and its licenses have been suspended until the deficiency is rectified. Life premiums collected in 2009 were $2,000 and $9,800 relating exclusively to policy renewals in Florida and Mississippi, respectively. Management is currently evaluating CNLIC’s operations and strategy for the future, but does not anticipate any material change relative to the consolidated financials of the Company.
Contractual Obligations and Off-balance Sheet Arrangements
There have been no material changes in contractual obligations from those reported at December 31, 2009 in the Company’s Form 10-K. The Company does not have off-balance sheet arrangements at June 30, 2010 and does not expect any future effects on the Company’s financials related to any such arrangements. We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2010
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
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency did not exist as of June 30, 2010. Management believes that our policy liabilities and increase in future policy benefit reserves as of the six months ended June 30, 2010 and 2009 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. The relative stability of these assumptions and management’s analysis is discussed below.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2010
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Management believes that our deferred policy acquisition costs and related amortization for the six months ended June 30, 2010 and 2009 limits the amount of deferred costs to its estimated realizable value. This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.
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
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next thirty years. The CCRA is then evaluated utilizing reasonable assumptions. Management believes that our CCRA and related amortization is recoverable for the six months ended June 30, 2010 and 2009. This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2010
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
Tax Accounting
A deferred tax asset or deferred tax liability is recorded only if a determination is made that is more likely than not that the tax treatment on which the deferred tax item depends will be sustained in the event of an audit. These determinations inherently involve management’s judgment. In addition, the Company must record a tax valuation allowance with respect to deferred tax assets if it is more likely than not that the tax benefit will not be realized. This valuation allowance is in essence a contra account to the deferred tax asset. Management must determine the portion of the deferred tax asset and resulting tax benefit that may not be realized based upon judgment of expected outcomes. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operations, financial condition and capital position.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2010
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

	June 30, 2010			December 31, 2009
			Net			Net
			Unrealized			Unrealized
	Amortized	Fair	Gains	Amortized	Fair	Gains
	Cost	Value	(Losses)	Cost	Value	(Losses)
	(In thousands)
Fixed maturities, available-for-sale	$411,937	421,127	9,190	389,195	385,579	(3,616)
Fixed maturities, held-to-maturity	186,640	187,641	1,001	206,909	199,676	(7,233)

Total fixed maturities	$598,577	608,768	10,191	596,104	585,255	(10,849)

Total equity securities	$25,577	30,809	5,232	25,899	33,477	7,578

Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 89% of our investment portfolio as of June 30, 2010. These investments are mainly exposed to changes in U.S. Treasury rates. Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 62.8% of the fixed maturities at fair value as of June 30, 2010 were invested in U.S. Government-sponsored enterprises, or were backed by U.S. Government agencies.
To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities. We assess interest rate sensitivity with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100 basis point shifts in the prevailing interest rates. We performed a sensitivity analysis as of December 31, 2009 for our interest rate sensitive assets. The change in fair values of our debt and equity securities as of June 30, 2010 were within the expected range of this analysis.
Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities. The interest rate of the ten-year U.S. Treasury bond decreased significantly to 2.9% during the quarter ended June 30, 2010 from 3.9% at December 31, 2009. Net unrealized gains on fixed maturity securities totaled $10.2 million at June 30, 2010 compared to losses of $10.8 million at December 31, 2009. The improvement in fair value with little change in the U.S. Treasury rate is indicative of the current volatility in the market.
The fixed maturity portfolio is exposed to call risk as a significant portion of the current bond holdings are callable. A decreasing interest rate environment can result in increased call activity.
There are no fixed maturities or other investments that we classify as trading instruments. Approximately 69.2% of fixed maturities were held in available-for-sale and 30.8% in held-to-maturity based upon fair value at June 30, 2010. At June 30, 2010 and December 31, 2009, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2010
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. Our equity investments portfolio represented 4.5% of our total investments at June 30, 2010. We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.
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
During the quarter ended June 30, 2010, there were no changes in the Company’s internal controls over financial reporting that materially affect or are reasonably likely to affect the Company’s internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).
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
June 30, 2010
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. (RESERVED)
Item 5. OTHER INFORMATION
On August 6, 2010, the Company issued a news release (the “Release”) reporting, among other things, results for its second quarter 2010 earnings. A copy of the Release is included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference. Citizens also announced that it would hold a conference call to discuss its financial results at 9:00 a.m. Central Standard Time on Monday August 9, 2010.
Item 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Bylaws (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

10.1	Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (d)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2010

Exhibit Number		The following exhibits are filed herewith:

10.2		Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (e)

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

10.5	(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5	(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5	(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5	(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.5	(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5	(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.5	(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5	(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5	(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.5	(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5	(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.5	(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

10.6		Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd. (i)

10.7		Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

10.8		Self-Administered Automatic Reinsurance Agreement — CICA Life Insurance Company of America and Scor Global Life U.S. Re Insurance Company (k)

10.9		Self-Administered Automatic Reinsurance Agreement — CICA Life Insurance Company of America and Mapfre Re Compania de Reaseguros, S.A. (l)

11		Statement re: Computation of per share earnings (see financial statements)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2010

Exhibit Number	The following exhibits are filed herewith:

21	Subsidiaries of the Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1	News Release reporting second quarter results issued on August 6, 2010.*

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed on March 31, 1999 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, on November 14, 1996 and incorporated herein by reference.

(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. 1, and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

(j)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.

(k)	Filed on November 6, 2009, with the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, as Exhibit 10.8(k), and incorporated herein by reference.

(l)	Filed on November 6, 2009, with the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, as Exhibit 10.9(l), and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.
By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer and Treasurer
Date: August 6, 2010