Form 10-Q
period 2010-09-30
CITIZENS INC
filed 2010-11-05
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
☐ Yes ☑ No
As of November 4, 2010, the Registrant had 48,686,759 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position
(In thousands)

	September 30,	December 31,
Assets	2010	2009
	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $501,649 and $389,195 in 2010 and 2009, respectively)	$519,132	385,579
Fixed maturities held-to-maturity, at amortized cost (fair value: $128,865 and $199,676 in 2010 and 2009, respectively)	127,674	206,909
Equity securities available-for-sale, at fair value (cost: $25,619 and $25,899 in 2010 and 2009, respectively)	33,986	33,477
Mortgage loans on real estate	1,501	1,533
Policy loans	34,970	32,096
Real estate held for sale	2,805	2,825
Real estate held for investment (less $445 and $374 accumulated depreciation in 2010 and 2009, respectively)	6,522	6,305
Other long-term investments	49	86
Short-term investments	—	2,510

Total investments	726,639	671,320

Cash and cash equivalents	65,366	48,625
Accrued investment income	8,406	7,455
Reinsurance recoverable	10,411	11,587
Deferred policy acquisition costs	121,540	115,570
Cost of customer relationships acquired	32,097	34,728
Goodwill	17,160	17,160
Other intangible assets	1,026	1,046
Federal income tax receivable	1,903	4,023
Property and equipment, net	6,772	6,018
Due premiums, net (less $1,341 and $1,644 allowance for doubtful accounts in 2010 and 2009, respectively)	7,224	8,960
Prepaid expenses	1,378	288
Other assets	477	546

Total assets	$1,000,399	927,326

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position, Continued
(In thousands, except share amounts)

	September 30,	December 31,
Liabilities and Stockholders’ Equity	2010	2009
	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$621,841	592,358
Annuities	40,692	37,882
Accident and health	5,966	6,399
Dividend accumulations	9,188	5,621
Premiums paid in advance	22,140	20,373
Policy claims payable	10,810	10,222
Other policyholders’ funds	8,080	8,105

Total policy liabilities	718,717	680,960
Commissions payable	2,078	2,434
Deferred federal income tax	15,127	8,052
Payable for securities in process of settlement	18,500	6,000
Warrants outstanding	1,439	1,819
Other liabilities	7,588	11,986

Total liabilities	763,449	711,251

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 51,822,497 shares issued in 2010 and 2009, including shares in treasury of 3,135,738 in 2010 and 2009	256,703	256,703
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2010 and 2009	3,184	3,184
Retained deficit	(31,636)	(38,092)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	19,710	5,291

	247,961	227,086
Treasury stock, at cost	(11,011)	(11,011)

Total stockholders’ equity	236,950	216,075

Total liabilities and stockholders’ equity	$1,000,399	927,326

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended September 30,
(In thousands, except per share amounts)
(Unaudited)

	2010	2009
Revenues:
Premiums:
Life insurance	$36,433	34,589
Accident and health insurance	392	371
Property insurance	1,230	1,192
Net investment income	7,272	7,413
Realized gains (losses), net	(103)	1,006
Decrease in fair value of warrants	128	—
Other income	103	273

Total revenues	45,455	44,844

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	15,739	14,494
Increase in future policy benefit reserves	11,398	10,305
Policyholders’ dividends	1,977	1,827

Total insurance benefits paid or provided	29,114	26,626
Commissions	9,229	8,435
Other underwriting, acquisition and insurance expenses	6,580	6,772
Capitalization of deferred policy acquisition costs	(6,148)	(5,306)
Amortization of deferred policy acquisition costs	2,975	4,303
Amortization of cost of customer relationships acquired and other intangibles	726	946

Total benefits and expenses	42,476	41,776

Income before federal income tax	2,979	3,068
Federal income tax expense	1,313	1,033

Net income	$1,666	2,035

Net income applicable to common stockholders	$1,666	1,878

Per Share Amounts:
Basic and diluted earnings per share of Class A common stock	$0.03	0.04

Basic and diluted earnings per share of Class B common stock	$0.02	0.02

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Nine Months Ended September 30,
(In thousands, except per share amounts)
(Unaudited)

	2010	2009
Revenues:
Premiums:
Life insurance	$105,114	101,858
Accident and health insurance	1,215	1,135
Property insurance	3,592	3,501
Net investment income	23,896	21,733
Realized gains, net	648	2,827
Decrease in fair value of warrants	380	3,081
Other income	602	796

Total revenues	135,447	134,931

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	46,410	44,254
Increase in future policy benefit reserves	30,726	28,021
Policyholders’ dividends	5,324	4,742

Total insurance benefits paid or provided	82,460	77,017
Commissions	26,385	25,462
Other underwriting, acquisition and insurance expenses	20,541	21,889
Capitalization of deferred policy acquisition costs	(17,406)	(16,257)
Amortization of deferred policy acquisition costs	11,422	11,715
Amortization of cost of customer relationships acquired and other intangibles	2,332	2,630

Total benefits and expenses	125,734	122,456

Income before federal income tax	9,713	12,475
Federal income tax expense	3,257	2,762

Net income	$6,456	9,713

Net income applicable to common stockholders	$6,456	7,208

Per Share Amounts:
Basic earnings per share of Class A common stock	$0.13	0.15

Basic earnings per share of Class B common stock	$0.07	0.08

Diluted earnings per share of Class A common stock	$0.13	0.10

Diluted earnings per share of Class B common stock	$0.07	0.05

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(In thousands)
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$6,456	9,713
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on sale of investments and other assets	(648)	(2,827)
Net deferred policy acquisition costs	(5,984)	(4,542)
Amortization of cost of customer relationships acquired and other intangibles	2,332	2,630
Decrease in fair value of warrants	(380)	(3,081)
Depreciation	787	908
Amortization of premiums and discounts on fixed maturities and short-term investments	2,548	1,466
Deferred federal income tax benefit	(61)	(1,191)
Change in:
Accrued investment income	(951)	434
Reinsurance recoverable	1,176	1,258
Due premiums and other receivables	1,736	856
Future policy benefit reserves	30,223	27,171
Other policyholders’ liabilities	5,897	1,187
Federal income tax receivable	2,120	2,827
Commissions payable and other liabilities	(4,754)	58
Other, net	(1,021)	(583)

Net cash provided by operating activities	39,476	36,284

Cash flows from investing activities:
Purchase of fixed maturities, held-to-maturity	(71,452)	(202,286)
Calls of fixed maturities, held-to-maturity	150,350	—
Sale of fixed maturities, available-for-sale	7,074	72,148
Maturity and calls of fixed maturities, available-for-sale	137,506	276,058
Purchase of fixed maturities, available-for-sale	(246,238)	(174,931)
Sale of equity securities, available-for-sale	591	1,184
Calls of equity securities, available-for-sale	100	—
Purchase of equity securities, available-for-sale	(205)	(476)
Principal payments on mortgage loans	33	24
Mortgage loans funded	—	(170)
Increase in policy loans	(2,874)	(2,905)
Sale of other long-term investments and property and equipment	42	406
Purchase of other long-term investments and property and equipment	(1,799)	(2,172)
Maturity of short-term investments	2,500	2,250
Purchase of short-term investments	—	(2,604)
Cash acquired in acquisition	—	9,770

Net cash used in investing activities	(24,372)	(23,704)

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30,
(In thousands)
(Unaudited)

	2010	2009
Cash flows from financing activities:
Warrants exercised	$—	69
Annuity deposits	4,041	3,990
Annuity withdrawals	(2,404)	(2,515)

Net cash provided by financing activities	1,637	1,544

Net increase in cash and cash equivalents	16,741	14,124
Cash and cash equivalents at beginning of year	48,625	63,792

Cash and cash equivalents at end of period	$65,366	77,916

Supplemental disclosures of operating activities:
Cash paid during the period for income taxes	$1,200	1,125

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
In 2010, the Company foreclosed on a mortgage loan and transferred the real estate to real estate held for sale in the amount of $101,000.
Supplemental Disclosures of Non-Cash Financing Activities:
Dividends on the Company’s Series A-1 Convertible Preferred Stock, issued in 2004, and Series A-2 Convertible Preferred Stock, issued in 2005, were paid by the Company through the issuance of Class A common stock to the preferred shareholders in the amount of $216,000 in the first nine months of 2009. Accretion of deferred issuance costs and discounts on the Convertible Preferred Stock recorded as a deduction to Class A common stock during the first nine months of 2009 was $2.3 million.
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
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

The consolidated statements of financial position for September 30, 2010, the consolidated statements of operations for the three and nine-month periods ended September 30, 2010 and 2009, and the consolidated statements of cash flows for the nine-month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2010 and for comparative periods have been made.

The Company completed its acquisition of ICC in exchange for 1,294,000 shares of its Class A common stock in the first quarter of 2009. ICC is the parent of ICIC, an Indiana life insurance company. The transaction was valued at $9.0 million on the closing date of February 27, 2009. On October 30, 2009, FHA completed the sale of its business assets valued at approximately $600,000, consisting primarily of funeral home assets.

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

The Company corrected two valuation database discrepancies in the current quarter that resulted in a decrease to reserves of $559,000. There was a value per unit error related to fully paid up policies under one plan in duration twenty-one resulting in a reserve overstatement amounting to $508,000, with approximately $475,000 related to prior years, and another plan where surrender charges were not properly recorded, which also overstated reserves by $51,000.

Reserving assumptions are reviewed to ensure that our original assumptions at the time of policy issuance related to interest, mortality, withdrawals, and settlement expenses are based upon management’s best judgment. The Company modified these assumptions during the current year with respect to new policies issued, which resulted in an increase to reserves of $456,000.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2010
(Unaudited)
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

The most significant estimates include those used in the evaluation of other-than-temporary impairments on debt securities and valuation allowances on investments, goodwill impairment, valuation allowance on deferred tax assets, and contingencies relating to litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Consolidated Financial Statements.

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

On September 29, 2010, the FASB ratified the Emerging Issues Task Force’s (“EITF”) final consensus on EITF Issue No. 09-G, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“Issue 09-G”). Issue 09-G clarifies what costs should be deferred by insurance companies when issuing or renewing insurance contracts. The EITF concluded that only costs incurred in the acquisition of new and renewal contracts that are 1) incremental direct costs of a successful contract acquisition, 2) portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities for a contract that has actually been acquired, 3) other costs directly related to the specified acquisition activities that would not have occurred otherwise, and 4) advertising costs that meet the capitalization criteria in other issued accounting guidance would be capitalizable as deferred acquisition costs. This Issue 09-G will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The Company is currently reviewing this guidance and our current deferral policies to determine what impact this consensus may have on our consolidated financial statements and what information gathering changes may need to be implemented.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2010
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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended September 30, 2010
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$27,514	10,541	—	38,055
Net investment income	3,893	3,244	135	7,272
Realized gains (losses), net	1	(96)	(8)	(103)
Decrease in fair value of warrants	—	—	128	128
Other income	78	10	15	103

Total revenue	31,486	13,699	270	45,455

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,498	5,241	—	15,739
Increase in future policy benefit reserves	10,688	710	—	11,398
Policyholders’ dividends	1,965	12	—	1,977

Total insurance benefits paid or provided	23,151	5,963	—	29,114

Commissions	5,572	3,657	—	9,229
Other underwriting, acquisition and insurance expenses	2,596	3,529	455	6,580
Capitalization of deferred policy acquisition costs	(4,579)	(1,569)	—	(6,148)
Amortization of deferred policy acquisition costs	2,613	362	—	2,975
Amortization of cost of customer relationships acquired and other intangibles	239	487	—	726

Total benefits and expenses	29,592	12,429	455	42,476

Income (loss) before income tax expense	$1,894	1,270	(185)	2,979

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2010
(Unaudited)

	Nine Months Ended September 30, 2010
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$78,364	31,557	—	109,921
Net investment income	13,239	10,251	406	23,896
Realized gains (losses), net	116	585	(53)	648
Decrease in fair value of warrants	—	—	380	380
Other income	487	63	52	602

Total revenue	92,206	42,456	785	135,447

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	30,644	15,766	—	46,410
Increase in future policy benefit reserves	28,123	2,603	—	30,726
Policyholders’ dividends	5,267	57	—	5,324

Total insurance benefits paid or provided	64,034	18,426	—	82,460

Commissions	15,316	11,069	—	26,385
Other underwriting, acquisition and insurance expenses	8,213	10,964	1,364	20,541
Capitalization of deferred policy acquisition costs	(12,741)	(4,665)	—	(17,406)
Amortization of deferred policy acquisition costs	10,752	670	—	11,422
Amortization of cost of customer relationships acquired and other intangibles	858	1,474	—	2,332

Total benefits and expenses	86,432	37,938	1,364	125,734

Income (loss) before income tax expense	$5,774	4,518	(579)	9,713

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2010
(Unaudited)

	Three Months Ended September 30, 2009
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$25,795	10,357	—	36,152
Net investment income	4,232	3,126	55	7,413
Realized gains, net	650	356	—	1,006
Other income	108	20	145	273

Total revenue	30,785	13,859	200	44,844

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,035	4,459	—	14,494
Increase in future policy benefit reserves	8,850	1,455	—	10,305
Policyholders’ dividends	1,809	18	—	1,827

Total insurance benefits paid or provided	20,694	5,932	—	26,626
Commissions	4,827	3,608	—	8,435
Other underwriting, acquisition and insurance expenses	2,563	3,588	621	6,772
Capitalization of deferred policy acquisition costs	(3,975)	(1,331)	—	(5,306)
Amortization of deferred policy acquisition costs	3,757	546	—	4,303
Amortization of cost of customer relationships acquired and other intangibles	397	549	—	946

Total benefits and expenses	28,263	12,892	621	41,776

Income (loss) before income tax expense	$2,522	967	(421)	3,068

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2010
(Unaudited)

	Nine Months Ended September 30, 2009
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$75,570	30,924	—	106,494
Net investment income	12,196	9,396	141	21,733
Realized gains, net	1,068	1,682	77	2,827
Decrease in fair value of warrants	—	—	3,081	3,081
Other income	267	84	445	796

Total revenue	89,101	42,086	3,744	134,931

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	30,259	13,995	—	44,254
Increase in future policy benefit reserves	24,258	3,763	—	28,021
Policyholders’ dividends	4,687	55	—	4,742

Total insurance benefits paid or provided	59,204	17,813	—	77,017

Commissions	14,531	10,931	—	25,462
Other underwriting, acquisition and insurance expenses	7,873	11,577	2,439	21,889
Capitalization of deferred policy acquisition costs	(12,227)	(4,030)	—	(16,257)
Amortization of deferred policy acquisition costs	10,677	1,038	—	11,715
Amortization of cost of customer relationships acquired and other intangibles	1,105	1,525	—	2,630

Total benefits and expenses	81,163	38,854	2,439	122,456

Income before income tax expense	$7,938	3,232	1,305	12,475

(4)	Total Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Net income	$1,666	2,035	6,456	9,713

Other comprehensive income net of effects of deferred acquisition costs and taxes:
Unrealized gains on available-for-sale securities	11,288	16,963	21,554	22,614
Tax expense	(2,700)	(3,678)	(7,135)	(4,233)

Other comprehensive income	8,588	13,285	14,419	18,381

Total comprehensive income	$10,254	15,320	20,875	28,094

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2010
(Unaudited)
(5)	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the period indicated.

	Three Months Ended September 30,
	2010	2009
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$1,666	2,035
Less: Preferred stock dividend	—	(13)
Accretion of deferred issuance costs and discounts on preferred stock	—	(144)

Net income available to common stockholders	$1,666	1,878

Net income allocated to Class A common stock	$1,649	1,859
Net income allocated to Class B common stock	17	19

Net income available to common stockholders	$1,666	1,878

Denominator:
Weighted average shares of Class A outstanding — basic and diluted	48,687	48,441
Weighted average shares of Class B outstanding — basic and diluted	1,002	1,002

Total weighted average shares outstanding — basic and diluted	49,689	49,443

Basic and diluted earnings per share of Class A common stock	$0.03	0.04

Basic and diluted earnings per share of Class B common stock	$0.02	0.02

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2010
(Unaudited)
The following table sets forth the computation of basic and diluted earnings per share for the period indicated.

	Nine Months Ended September 30,
	2010	2009
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$6,456	9,713
Less: Preferred stock dividend	—	(216)
Accretion of deferred issuance costs and discounts on preferred stock	—	(2,289)

Net income available to common stockholders	$6,456	7,208

Net income allocated to Class A common stock	$6,390	7,132
Net income allocated to Class B common stock	66	76

Net income available to common stockholders	$6,456	7,208

Denominator:
Weighted average shares of Class A outstanding — basic	48,687	47,177
Weighted average shares of Class B outstanding — basic	1,002	1,002

Total weighted average shares outstanding — basic	49,689	48,179

Basic earnings per share of Class A common stock	$0.13	0.15

Basic earnings per share of Class B common stock	$0.07	0.08

Diluted earnings per share of Class A common stock	$0.13	0.10

Diluted earnings per share of Class B common stock	$0.07	0.05

For the three and nine months ended September 30, 2010, the warrants associated with the Convertible Preferred Stock portfolio were anti-dilutive. As such, the diluted weighted average shares of Class A common stock outstanding for the period was 48,687,000.

For the nine months ended September 30, 2009, certain warrants relative to the Convertible Preferred Stock became dilutive. As such, the diluted weighted average shares of Class A common stock for the period was 47,204,000. Total diluted weighted average shares was 48,206,000.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2010
(Unaudited)
(6)	Investments

Financial stability and the prevention of capital erosion are important investment considerations for the Company. A primary investment goal is the conservation of assets due to the long-term nature of a significant portion of our insurance liabilities. The Company invests primarily in fixed maturity securities, which totaled 81.7% of total investments and cash and cash equivalents at September 30, 2010.

	September 30, 2010		December 31, 2009
	Carrying	% of Total	Carrying	% of Total
	Value	Carrying Value	Value	Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$646,806	81.7%	$592,488	82.3%
Equity securities	33,986	4.3	33,477	4.6
Mortgage loans	1,501	0.2	1,533	0.2
Policy loans	34,970	4.4	32,096	4.5
Real estate and other long-term investments	9,376	1.2	9,216	1.3
Short-term investments	—	—	2,510	0.3
Cash and cash equivalents	65,366	8.2	48,625	6.8

Total cash, cash equivalents and investments	$792,005	100.0%	$719,945	100.0%

Cash balances increased in 2010 compared to December 31, 2009 due to call activity related to fixed maturity securities. The balances held in cash are expected to be reinvested into fixed maturity securities in the next few months. Significant call activity may continue if our investment income returns remain low.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2010
(Unaudited)
The following tables represent gross unrealized gains and losses for fixed maturities and equity securities as of the periods indicated.

	September 30, 2010
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Fixed maturities available-for-sale:
U.S. Treasury securities	$10,921	2,936	—	13,857
U.S. Government-sponsored enterprises	253,536	2,539	442	255,633
States of the United States and political subdivisions of the states	62,229	1,865	1,969	62,125
Foreign governments	105	35	—	140
Corporate	159,610	11,899	429	171,080
Securities not due at a single maturity date	15,248	1,079	30	16,297

Total fixed maturities available-for-sale	501,649	20,353	2,870	519,132
Fixed maturities held-to-maturity:
U.S. Government-sponsored enterprises	127,674	1,231	40	128,865

Total fixed maturities	$629,323	21,584	2,910	647,997

Total equity securities	$25,619	8,376	9	33,986

	December 31, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Fixed maturities available-for-sale:
U.S. Treasury securities	$11,110	1,324	—	12,434
U.S. Government-sponsored enterprises	184,797	96	4,610	180,283
States of the United States and political subdivisions of the states	60,070	321	3,199	57,192
Foreign governments	105	15	—	120
Corporate	114,175	3,726	1,803	116,098
Securities not due at a single maturity date	18,938	556	42	19,452

Total fixed maturities available-for-sale	389,195	6,038	9,654	385,579
Fixed maturities held-to-maturity:
U.S. Government-sponsored enterprises	206,909	18	7,251	199,676

Total fixed maturities	$596,104	6,056	16,905	585,255

Total equity securities	$25,899	7,578	—	33,477

Almost 90% of the Company’s mortgage-backed securities are residential. Mortgage-backed securities are also referred to as securities not due at a single maturity date throughout this report. The majority of the Company’s equity securities are held within diversified mutual funds.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2010
(Unaudited)
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

The Company recognized $27,000 of other-than-temporary impairments (“OTTI”) in the three months ended September 30, 2010. OTTI items were recognized in the first quarter of 2009 relating to credit losses totaling $111,000.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2010
(Unaudited)
The tables below present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	September 30, 2010
	Less than 12 months			Greater than 12 months			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(In thousands, except for # of securities)
Available-for-sale securities:
U.S. Government-sponsored enterprises	$61,870	442	42	—	—	—	61,870	442	42
Securities issued by states and political subdivisions	—	—	—	10,782	1,969	9	10,782	1,969	9
Corporate	8,655	290	7	4,599	139	9	13,254	429	16
Securities not due at a single maturity date	1,403	11	3	206	19	5	1,609	30	8

Total available-for-sale	71,928	743	52	15,587	2,127	23	87,515	2,870	75
Held-to-maturity securities:
U.S. Government-sponsored enterprises	5,357	40	3	—	—	—	5,357	40	3

Total fixed maturities	$77,285	783	55	15,587	2,127	23	92,872	2,910	78

Total equity securities	$30	9	2	—	—	—	30	9	2

	December 31, 2009
	Less than 12 months			Greater than 12 months			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(In thousands, except for # of securities)
Available-for-sale securities:
U.S. Government-sponsored enterprises	$169,514	4,610	213	—	—	—	169,514	4,610	213
Securities issued by states and political subdivisions	19,055	343	19	14,995	2,856	15	34,050	3,199	34
Corporate	36,342	541	21	12,857	1,261	12	49,199	1,802	33
Securities not due at a single maturity date	179	1	1	637	42	8	816	43	9

Total available-for-sale	225,090	5,495	254	28,489	4,159	35	253,579	9,654	289
Held-to-maturity securities:
U.S. Government-sponsored enterprises	185,659	7,251	81	—	—	—	185,659	7,251	81

Total fixed maturities	$410,749	12,746	335	28,489	4,159	35	439,238	16,905	370

As of September 30, 2010, the Company had 23 available-for-sale securities in an unrealized loss position for greater than 12 months, which were municipal, corporate and mortgage-backed securities. The Company has reviewed these securities and determined that no other-than-temporary impairment exists based on our evaluations of the credit worthiness of the issuers and due to the fact that we do not intend to sell the investments, nor is it likely that we would be required to sell these investments before recovery of their amortized cost bases, which may be maturity.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2010
(Unaudited)

The amortized cost and fair value of fixed maturity securities at September 30, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company has experienced significant issuer calls over the past two years as a result of the declining interest rate environment.

	September 30, 2010
	Amortized	Fair
	Cost	Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$13,463	13,575
Due after one year through five years	32,387	34,264
Due after five years through ten years	185,486	192,650
Due after ten years	255,065	262,346

Total available-for-sale securities	486,401	502,835
Held-to-maturity securities:
Due after ten years	127,674	128,865
Securities not due at a single maturity date	15,248	16,297

Total fixed maturities	$629,323	647,997

The securities not due at a single maturity date are primarily mortgage-backed obligations of U.S. Government-sponsored enterprises and corporate securities.

The Company uses the specific identification method to determine the cost basis used in the calculation of realized gains and losses related to security sales. Proceeds and gross realized gains from sales of securities for the three and nine months ended September 30, 2010 and 2009 are summarized as follows:

	Fixed Maturities Available-for-Sale				Equity Securities
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(In thousands)				(In thousands)

Proceeds	$208	33,478	7,074	72,148	$—	9	591	1,184

Gross realized gains	$69	1,167	811	2,720	$—	—	166	219

No securities were sold for realized losses for the periods reported and there were no securities sold from the held-to-maturity portfolio during the three and nine months ended September 30, 2010.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2010
(Unaudited)
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

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	Fair Value Measurements
	September 30, 2010
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Fixed maturities available-for-sale:
U.S. Treasury and U.S. Government- sponsored enterprises	$13,749	255,741	—	269,490
Corporate	—	171,080	—	171,080
Municipal bonds	—	62,125	—	62,125
Mortgage-backed	—	15,759	538	16,297
Foreign governments	—	140	—	140

Total fixed maturities, available-for-sale	13,749	504,845	538	519,132
Total equity securities, available-for-sale	33,986	—	—	33,986

Total financial assets	$47,735	504,845	538	553,118

Financial liabilities:
Warrants outstanding	$—	1,439	—	1,439

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2010
(Unaudited)
The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	Fair Value Measurements
	December 31, 2009
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Fixed maturities available-for-sale:
U.S. Treasury and U.S. Government- sponsored enterprises	$12,434	180,283	—	192,717
Corporate	—	116,098	—	116,098
Municipal bonds	—	57,192	—	57,192
Mortgage-backed	—	18,875	577	19,452
Foreign governments	—	120	—	120
Short term investments	—	2,510	—	2,510

Total fixed maturities, available-for-sale	12,434	375,078	577	388,089
Total equity securities, available-for-sale	33,477	—	—	33,477

Total financial assets	$45,911	375,078	577	421,566

Financial liabilities:
Warrants outstanding	$—	1,819	—	1,819

Financial Instruments Valuation

Fixed maturity securities, available-for-sale. At September 30, 2010, the fixed maturities, valued using a third-party pricing source, totaled $504.8 million for Level 2 assets and comprised 97.2% of total reported fair value. Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models, other third party pricing services, and back tested to recent trades. For the nine months ended September 30, 2010, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

Equity securities, available-for-sale. Fair values of these securities are based upon quoted market price and are classified as Level 1 assets.
Short-term investments. The fair values for short-term investments are determined using a third-party pricing source. These assets are classified as Level 2.
Warrants outstanding. Fair value of our warrants are based upon industry standard models that consider various observable inputs and are classified as Level 2.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2010
(Unaudited)

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

September 30, 2010
(In thousands)
Beginning balance at December 31, 2009	$577
Total realized and unrealized losses:
Included in net income	—
Included in other comprehensive income	3
Principal paydowns	(42)
Transfer in and (out) of Level 3	—

Ending balance at September 30, 2010	$538

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets for the periods indicated are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$127,674	128,865	206,909	199,676
Mortgage loans	1,501	1,447	1,533	1,484
Policy loans	34,970	34,970	32,096	32,096
Short-term investments	—	—	2,510	2,512
Cash and cash equivalents	65,366	65,366	48,625	48,625

Financial liabilities:
Annuities	40,692	40,742	37,882	33,980
Fair values for fixed income securities are based on an independent pricing source.

Mortgage loans are secured principally by residential properties and commercial properties. Weighted average interest rates for these loans were approximately 6.7% per year as of September 30, 2010 and December 31, 2009, with maturities ranging from one to thirty years. Management estimated the fair value using an annual interest rate of 6.25% at September 30, 2010 and December 31, 2009.

Policy loans have a weighted average annual interest rate of 7.7% and 7.6% as of September 30, 2010 and December 31, 2009, respectively, and have no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies that we have in force and cannot be valued separately and are not marketable; therefore, the fair value of policy loans approximates the carrying value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2010
(Unaudited)

For cash and cash equivalents, accrued investment income, reinsurance recoverable, other assets, federal income tax payable and receivable, dividend accumulations, commissions payable, amounts held on deposit, and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

The fair value of the Company’s liabilities under annuity contract policies was estimated at September 30, 2010 using December 31, 2009 discounted cash flows using a risk free rate plus a component for non-performance risk and interest rate risk. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

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
September 30, 2010
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

The effective tax rate was 44% and 34% for the third quarter of 2010 and 2009, respectively, and 34% and 22% for the nine months ended September 30, 2010 and 2009, respectively. The 2010 and 2009 rates were lower than the statutory rate of 35%, except for the third quarter of 2010, primarily due to gains from the change in fair value of outstanding warrants for purchase of Class A common stock of $128,000 and a minimal amount that was not taxable for the three months ended September 30, 2010 and 2009, respectively. The revenue increased from the decrease in fair value of outstanding warrants were $380,000 and $3.1 million for the nine months ended September 30, 2010 and 2009, respectively. Also causing a reduction in the effective tax rate are tax benefits from the release of tax valuation allowances. The increase above the statutory tax rate in the current quarter of 2010 relates to Citizens’ redemption of its stock that was held by subsidiaries, generating taxable transactions resulting in $0.9 million and $1.4 million of tax expense during the three and nine months ended September 30, 2010. This tax increased the effective tax rate as the gain was eliminated in consolidation.

The table below details the changes in the Company’s tax valuation allowance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Tax benefit (expense) in tax provision	$554	(213)	1,225	236
Tax benefit in other comprehensive income	1,250	2,258	408	3,681
Adjustment to goodwill	—	—	—	(254)

Decrease in valuation allowance	$1,804	2,045	1,633	3,663

(11)	Related Party Transactions

Citizens Inc. purchased Class A common shares during 2010 that were held by subsidiaries at market value as of the transaction dates, which approximated $4.3 million. These transactions were eliminated for financial reporting purposes in accordance with consolidation accounting, but generated a tax expense in the three months ended September 30, 2010 totaling approximately $1.4 million.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2010
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
September 30, 2010
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
The Company has been striving to reach a goal set by our founder and CEO, Harold E. Riley, approximately ten years ago to reach $1.0 billion in assets by 2010. This quarter ended September 30, 2010, with positive earnings and market value increases on our invested assets, the Company has moved over the one billion dollar mark to reach its goal. With steady operations under our founder’s leadership, we have grown from total assets of $267.8 million at December 31, 2000 to slightly over $1.0 billion today.
The Company has traditionally grown through domestic acquisitions and we continue to search for opportunities that will enhance our strategic objectives and add value for our shareholders.
Acquisition
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2010
Consolidated Results of Operations
Note: All discussion below compares or states 2010 results for the three and nine months ended September 30, 2010 compared to 2009 results.
Revenues
Revenues are generated primarily by insurance premiums and investment income on invested asset holdings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Premiums:
Life insurance	$36,433	34,589	105,114	101,858
Accident and health insurance	392	371	1,215	1,135
Property insurance	1,230	1,192	3,592	3,501
Net investment income	7,272	7,413	23,896	21,733
Realized gains (losses), net	(103)	1,006	648	2,827
Decrease in fair value of warrants	128	—	380	3,081
Other income	103	273	602	796

Total revenues	45,455	44,844	135,447	134,931
Exclude decrease in fair value of warrants	(128)	—	(380)	(3,081)

Total revenues, excluding fair value adjustments	$45,327	44,844	135,067	131,850

Premium Income. All premium revenue lines grew from 2009 levels comparing quarter to quarter and year to year. Life insurance premium income increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009, primarily related to renewal premiums indicating favorable persistency.
Net Investment Income. Net investment income increased for the nine months ended September 30, 2010 compared to the same period in 2009. The increase was due to higher invested assets held in the current year compared to 2009 as a result of investing new premium income, and income earned on the Company’s portfolio. Net investment income for the three months ended September 30, 2010 was lower, partially because of large call volumes on the fixed maturity portfolio, which began in the second quarter of this year, and due to overall decline in portfolio yield. Investment portfolio yield decreased approximately sixteen basis points at September 30, 2010 compared to the same period in 2009.
Net investment income performance is summarized as follows.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2010	2009	2009
	(In thousands, except for %)

Net investment income	$23,896	29,602	21,733
Average invested assets, at amortized cost	$684,074	622,699	601,802
Annualized yield on average invested assets	4.66%	4.75%	4.82%
The Company has traditionally invested in fixed maturity securities with a large percent held in callable issues. The Company experienced significant call activity related to fixed maturity security holdings due to the historically low interest rate environment over the past few years. This call activity was significant in 2009 and 2010, and the proceeds from these calls were invested in lower yielding securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2010
Investment income from debt securities accounted for approximately 84.2% of total investment income for the nine months ended September 30, 2010. We continue to invest primarily in bonds of U.S. Government-sponsored enterprises, such as FNMA and FHLMC, which comprised 64.5% of the total fixed maturity portfolio based on amortized cost at September 30, 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Gross investment income:
Fixed maturity securities	$6,325	6,461	20,974	18,591
Equity securities	162	254	494	803
Mortgage loans	17	5	53	18
Policy loans	683	628	1,996	1,813
Real estate investments	252	357	832	1,071
Other investment income	173	120	550	641

Total investment income	7,612	7,825	24,899	22,937
Investment expenses	(340)	(412)	(1,003)	(1,204)

Net investment income	$7,272	7,413	23,896	21,733

The decrease in investment income in 2010 from equity securities resulted from the disposal of securities throughout 2009, primarily related to an acquired portfolio with a book value of $1.3 million and the disposal of certain of SPLIC’s mutual funds totaling $16.1 million in the fourth quarter of 2009. Policy loans have increased primarily from policyholders using the cash value accumulated on their policies to pay premiums and continue their insurance coverage. The increase in the asset balance of policy loans has resulted in a correlating increase in investment income. Other investment income for the nine months ended September 30, 2009 resulted from a legal settlement of $0.2 million in 2009 in connection with a defaulted bond investment.
Realized Gains (Losses), Net. The Company recorded net realized losses of $0.1 million, related to bond holdings in the third quarter of 2010. The net realized gains of $0.6 million during the nine months of 2010 were primarily the result of sales of several available-for-sale debt and equity securities, including some securities that had previously been impaired. The Company recorded a valuation allowance of $45,000 during the first quarter of 2010 on a non-performing mortgage loan. The net realized gains in 2009 were primarily due to sales of fixed maturity securities for the three and nine months ended September 30, 2009. An other-than-temporary impairment of $27,000 was recorded during the current quarter of 2010 related to one bond in default. In the first quarter of 2009, the Company recorded realized losses of $111,000 relating to other-than-temporary impairments.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2010
Benefits and Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$15,739	14,494	46,410	44,254
Increase in future policy benefit reserves	11,398	10,305	30,726	28,021
Policyholders’ dividends	1,977	1,827	5,324	4,742

Total insurance benefits paid or provided	29,114	26,626	82,460	77,017

Commissions	9,229	8,435	26,385	25,462
Other underwriting, acquisition and insurance expense	6,580	6,772	20,541	21,889
Capitalization of deferred policy acquisition costs	(6,148)	(5,306)	(17,406)	(16,257)
Amortization of deferred policy acquisition costs	2,975	4,303	11,422	11,715
Amortization of cost of customer relationships acquired and other intangibles	726	946	2,332	2,630

Total benefits and expenses	$42,476	41,776	125,734	122,456

Claims and Surrenders.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Death claims	$5,977	5,454	17,912	17,236
Surrender benefits	5,126	4,530	14,863	14,158
Endowment benefits	3,616	3,455	10,446	10,049
Property claims	469	514	1,340	1,264
Accident and health benefits	98	113	485	323
Other policy benefits	453	428	1,364	1,224

Total claims and surrenders	$15,739	14,494	46,410	44,254

•
Death claims remained consistent for the three and nine months ended September 30, 2010 compared to the same periods in 2009. These amounts will vary from period to period but were within Company expectation for all periods presented in this report.

•
Surrender benefits represent payments to contract holders upon termination of a contract. The Company monitors surrenders on an ongoing basis. Surrenders as a percent of ordinary whole life insurance in force were unchanged at 0.4% in the first nine months of 2010 and 2009.

•	Endowment benefit expense has increased as this product has become more popular with policyholders, and will likely continue to increase.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2010
Increase in Future Policy Benefit Reserves. Reserving assumptions are reviewed to ensure that our original assumptions at the time of policy issuance related to interest, mortality, withdrawals, and settlement expenses are based upon management’s best judgment. The Company modified these assumptions during the current year with respect to new policies issued, which resulted in an increase to reserves of $0.5 million. In addition, the Company recognized adjustments to reserves related to two valuation database discrepancies that resulted in a decrease to reserves of $0.6 million. There was a value per unit error related to fully paid up policies under one plan in duration twenty-one and another plan where surrender charges were not properly recorded. The net impact of these reserve items during the quarter ended September 30, 2010 was a reduction in reserves of $0.1 million.
Policyholder Dividends. Policyholder dividends increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009, due to continued sales and persistency of participating ordinary whole life products in the international market. All of our international policies are participating, and the dividends are factored into the premiums and therefore do not impact profitability. As dividend rates increase each year that a policy is in force, dividend expense is expected to increase as this block of insurance becomes more seasoned.
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
Amortization of Deferred Policy Acquisition Costs. Amortization decreased for the three and nine months ended September 30, 2010 to $3.0 million and $11.4 million compared to the same periods in 2009 as our persistency has improved. Persistency was impacted in 2009 by one newly-recruited consultant, which resulted in higher amortization expense in 2009 as policies sold by this former consultant lapsed.
Federal Income Tax. The effective tax rate for the three and nine months ended September 30, 2010 was 44.1% and 33.5% versus 33.7% and 22.1% for the same periods in 2009. Tax differences impact the enacted tax rate when they result in differences between taxable income and expense that do not affect both the financial reporting and tax bases of accounting. The rate variance from the statutory rate of 35% occurred because changes in fair value of our Class A common stock warrants are not taxable items. In addition, intercompany transactions related to CIA shares held by subsidiaries that were redeemed by Citizens, Inc. during the current year were eliminated under current consolidation rules for financial reporting purposes, but result in taxable transactions and increased the current year effective tax rate. The additional tax expense related to these transactions totaled $0.9 million and $1.4 million for the three and nine months ended September 30, 2010, respectively.
Segment Operations
The Company has three reportable segments: Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises. These segments are reported in accordance with U.S. GAAP. The Company evaluates profit and loss performance based on net income before income taxes.

		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Total
	(In thousands)
Income (loss) before income tax expense:
Three months ended:
September 30, 2010	$1,894	1,270	(185)	2,979
September 30, 2009	2,522	967	(421)	3,068

Nine months ended:
September 30, 2010	5,774	4,518	(579)	9,713
September 30, 2009	7,938	3,232	1,305	12,475

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2010
Life Insurance
Our Life Insurance segment consists of issuing primarily ordinary whole life insurance and endowments in U.S. Dollar-denominated amounts to foreign residents, and domestically through independent marketing firms and consultants.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Revenue:
Premiums	$27,514	25,795	78,364	75,570
Net investment income	3,893	4,232	13,239	12,196
Realized gains, net	1	650	116	1,068
Other income	78	108	487	267

Total revenue	31,486	30,785	92,206	89,101

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,498	10,035	30,644	30,259
Increase in future policy benefit reserves	10,688	8,850	28,123	24,258
Policyholders’ dividends	1,965	1,809	5,267	4,687

Total insurance benefits paid or provided	23,151	20,694	64,034	59,204
Commissions	5,572	4,827	15,316	14,531
Other underwriting, acquisition and insurance expenses	2,596	2,563	8,213	7,873
Capitalization of deferred policy acquisition costs	(4,579)	(3,975)	(12,741)	(12,227)
Amortization of deferred policy acquisition costs	2,613	3,757	10,752	10,677
Amortization of cost of customer relationships acquired and other intangibles	239	397	858	1,105

Total benefits and expenses	29,592	28,263	86,432	81,163

Income before income tax expense	$1,894	2,522	5,774	7,938

Premiums. Premium revenues increased for the three and nine months ended September 30, 2010 compared to the same three and nine months in 2009 due primarily to international renewal business, which experienced strong persistency as this block of insurance matures. Renewals accounted for approximately 85% of total premium for the nine months ended in 2009 and 2010.
Life Insurance premium breakout is detailed below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	(In thousands, except for %)
Premiums:
First year	$4,172	15.2%	3,667	14.2%	11,396	14.5%	10,821	14.3%
Renewal	23,342	84.8%	22,128	85.8%	66,968	85.5%	64,749	85.7%

Total premiums	$27,514	100.0%	25,795	100.0%	78,364	100.0%	75,570	100.0%

Net Investment Income. Net investment income increased comparing the nine months ended September 30, 2010 to the same period of 2009. The increase in the current year resulted from increased income on bonds as our investment portfolio grew due to new investments added from premium growth. Due to the declining interest rate environment, the Company experienced significant call activity related to fixed income debt securities during 2009 and beginning in the latter part of the second quarter in 2010. This activity has resulted in lower yields due to a lag in reinvesting proceeds and reinvestment into lower yielding investments related to these calls. The current quarter of 2010 reflects this yield decline compared to the 2009 portfolio yield, which was approximately 40 basis points higher.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2010
Claims and Surrenders. Claims and surrenders increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009. These amounts fluctuate from period to period but were within anticipated ranges based upon management’s expectations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Death claims	$1,987	2,115	5,771	6,269
Surrender benefits	4,477	4,062	13,083	12,811
Endowment benefits	3,611	3,446	10,427	10,030
Accident and health benefits	65	77	348	193
Other policy benefits	358	335	1,015	956

Total claims and surrenders	$10,498	10,035	30,644	30,259

•	Death claims were favorable in the three and nine months for September 30, 2010 compared to the same periods in 2009, with a decrease of approximately 6.0% and 8.0%, respectively.
•
Surrender benefits increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The majority of policy surrender benefits paid is attributable to our international business and related to policies that have been in force over fifteen years, and no longer have surrender charges associated with them.

•	Endowment benefit expense has increased as this product has become more popular with policyholders, and will likely continue to increase.
Increase in Future Policy Benefit Reserves. Policy benefit reserves increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009, primarily due to increased sales of endowment products, which build up reserve balances more quickly compared to other life product sales. Endowment sales have become more popular relative to our international sales in the past few years, representing approximately 57%, 60% and 48% of total in force of new policies issued for 2010 (through nine months), 2009 and 2008, respectively.
Reserving assumptions are reviewed to ensure that our original assumptions at the time of policy issuance related to interest, mortality, withdrawals, and settlement expenses are based upon management’s best judgment. The Company modified these assumptions during the current year with respect to new policies issued, which resulted in an increase to reserves of $0.5 million. In addition, the Company recognized adjustments to reserves related to system database issues that were discovered, which resulted in a decrease to reserves of $0.6 million. The net impact of these reserve items during the quarter ended September 30, 2010 was a reduction in reserves of $0.1 million.
Commissions. Commission expense increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009, as premium revenues increased between periods. This expense fluctuates directly with premium revenues.
Amortization of Deferred Policy Acquisition Costs (“DAC”). Amortization costs decreased in 2010 for the three months ended September 30, 2010 compared to 2009 resulting from improved persistency. The Company canceled its contract with a newly-recruited consultant in the second quarter of 2009, due to poor experience. Policies sold by this consultant lapsed at high rates during the first and second quarter of 2010, which resulted in higher DAC amortization in those periods compared to the third quarter of 2010, which was not impacted by similar lapses. DAC amortization increased due to the higher percentage of endowment product sales, which have a shorter amortization period than a whole life policy. As mentioned relative to the increase in reserves, the Company’s sales of endowment products have increased over the past few years.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2010
Home Service Insurance
We provide final expense ordinary life insurance to middle and lower income individuals in Louisiana, Mississippi and Arkansas. Our policies in this segment are sold and serviced through a home service marketing distribution system utilizing employee-agents.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Revenue:
Premiums	$10,541	10,357	31,557	30,924
Net investment income	3,244	3,126	10,251	9,396
Realized gains (losses), net	(96)	356	585	1,682
Other income	10	20	63	84

Total revenue	13,699	13,859	42,456	42,086

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,241	4,459	15,766	13,995
Increase in future policy benefit reserves	710	1,455	2,603	3,763
Policyholders’ dividends	12	18	57	55

Total insurance benefits paid or provided	5,963	5,932	18,426	17,813

Commissions	3,657	3,608	11,069	10,931
Other underwriting, acquisition and insurance expenses	3,529	3,588	10,964	11,577
Capitalization of deferred policy acquisition costs	(1,569)	(1,331)	(4,665)	(4,030)
Amortization of deferred policy acquisition costs	362	546	670	1,038
Amortization of cost of customer relationships acquired and other intangibles	487	549	1,474	1,525

Total benefits and expenses	12,429	12,892	37,938	38,854

Income before income tax expense	$1,270	967	4,518	3,232

Premiums. The premium increases were due to enhanced marketing efforts to promote the Home Service segment, as well as a SPFIC rate increase that was effective in the latter part of 2009. The Company has received approval for a rate increase of approximately 5.7% that will be effective January 1, 2011.
Net Investment Income. Net investment income increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The current year increase was due to an increased size of the asset portfolio from new business sales and income earned on the portfolio. The Company experienced significant call activity in the second quarter of 2009, which depressed our investment income for that period and lowered portfolio yields. Call activity was again significant in the latter part of the second quarter of 2010, which continues to result in lower investment income. The 2009 results included a one-time positive adjustment from a legal settlement of $240,000 related to a defaulted bond.
Realized Gains, Net. The net realized losses of $0.1 million in the third quarter of 2010 were primarily related to bonds that were purchased at a premium. Net realized gains of $0.6 million for the nine months ended September 30, 2010 were mostly due to sales of several available-for-sale debt and equity securities, some of which were previously impaired. Net realized gains for the nine months ended September 2009 were due primarily to bond sales.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2010
Claims and Surrenders. Claims and surrenders increased for the three and nine month periods ended September 30, 2010 compared to the same periods in 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Death claims	$3,990	3,339	$12,141	10,967
Surrender benefits	649	468	1,780	1,347
Endowment benefits	5	9	19	19
Property claims	469	514	1,340	1,264
Accident and health benefits	33	36	137	130
Other policy benefits	95	93	349	268

Total claims and surrenders	$5,241	4,459	$15,766	13,995

•
Death claims increased 19.5% and 10.7% for the three and nine months ended September 30, 2010 compared to the same periods in 2009. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrender benefits have increased in the three and nine months ended for the current year compared to the same periods in 2009, which is believed to be the result of negative economic issues impacting policyholders.

Other Underwriting, Acquisition and Insurance Expenses. Other underwriting, acquisition and insurance expenses decreased for the three and nine months ended at September 30, 2010 compared to the same periods in 2009, due to a decrease in accounting and consulting fees in the current year.
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
September 30, 2010
The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets.

	September 30, 2010		December 31, 2009
	Carrying	% of Total	Carrying	% of Total
	Value	Carrying Value	Value	Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$397,164	50.2%	$399,626	55.6%
Corporate	171,080	21.6	116,098	16.1
Municipal bonds	62,125	7.8	57,192	7.9
Mortgage-backed (1)	16,297	2.1	19,452	2.7
Foreign governments	140	—	120	—

Total fixed maturity securities	646,806	81.7	592,488	82.3
Cash and cash equivalents	65,366	8.2	48,625	6.8
Short-term investments	—	—	2,510	0.3
Policy loans	34,970	4.4	32,096	4.5
Equity securities	33,986	4.3	33,477	4.6
Mortgage loans	1,501	0.2	1,533	0.2
Real estate and other long-term investments	9,376	1.2	9,216	1.3

Total cash, cash equivalents and investments	$792,005	100.0%	$719,945	100.0%

(1)	Includes $14.5 million and $16.2 million of U.S. Government-sponsored enterprises at September 30, 2010 and December 31, 2009, respectively.
The Company increased holdings in corporate securities during the first nine months of 2010, investing in shorter duration investment grade securities. Cash and cash equivalents increased as of September 30, 2010 due to issuer call activity related to fixed maturity securities that occurred toward the end of the second quarter and continued throughout the third quarter. Short-term investments held at December 31, 2009 matured in the first quarter and those funds were reinvested into fixed maturity securities.
The held-to-maturity portfolio as of September 30, 2010 represented 19.7% of the total fixed maturity securities owned based upon carrying values, with the remaining 80.3% classified as available-for-sale. Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2010
The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)
AAA and U.S. Government	$481,307	74.4%	$442,160	74.6%
AA	24,627	3.8	26,613	4.5
A	70,671	10.9	69,934	11.8
BBB	55,324	8.6	48,311	8.2
BB and other	14,877	2.3	5,470	0.9

Totals	$646,806	100.0%	$592,488	100.0%

The increase in fixed maturities with credit ratings of BBB as of September 30, 2010 compared to December 31, 2009 is a result of new investments in corporate bonds, primarily public utility issuers, with an average maturity of seven years. The increase in non-investment grade securities was due to down-grades of issuers in the current period, as the Company does not purchase below investment grade securities.
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
The Company recognized $27,000 of other-than-temporary impairments related to one fixed maturity security recorded in the third quarter of 2010. The Company recognized a valuation allowance on one mortgage loan totaling $45,000 during the first quarter of 2010. Impairments recorded during the first nine months of 2009 totaled $111,000.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2010
Liquidity and Capital Resources
Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources. Liquidity requirements of Citizens are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate investments to provide cash flow and did not do so during the first nine months of 2010. Our investments as of September 30, 2010 consist of 71.4% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.
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
Cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $39.5 million and $36.3 million for the nine months ended September 30, 2010 and 2009, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in fixed income securities. Net cash outflows from investment activity totaled $24.4 million and $23.7 million for the nine months ended September 30, 2010 and 2009, respectively.
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
Two of our subsidiaries fell below the minimum RBC threshold at December 31, 2008. A capital contribution of $1.0 million was made to SPFIC during the first quarter of 2009. An additional $1.0 million capital contribution was made to SPFIC in the third quarter of 2009. A capital contribution of $1.0 million was also made to Ozark National Life Insurance Company (“ONLIC”) during the first quarter of 2009 due to its RBC ratio falling below 200% at December 31, 2008. The decline in SPFIC’s capital balance mainly resulted from hurricane losses in 2008 and an increase in operating expenses. The reduction in ONLIC’s capital balance resulted from declines in asset values of preferred and common stock holdings. These capital contributions increased the RBC ratios and RBC action plans were submitted to the relevant insurance departments. The capital balance of ONLIC was determined to be at company action level at March 31, 2009 due to continued declines relative to its investment holdings. The capital contributions made in 2009 increased the ratios as anticipated in action plans submitted to the appropriate state insurance departments. The Company received approval from the respective state insurance departments to merge ONLIC into SPLIC as of October 1, 2009. The capital contributions did not impact the overall consolidated financial position or results of operations of the Company. All insurance subsidiaries were above the RBC minimums at September 30, 2010.
Due to a decline in statutory surplus, CNLIC no longer met minimum capital and surplus requirements as of June 30, 2010 in two states it is licensed in, Florida, deficient by approximately $0.4 million, and Mississippi, deficient by approximately $0.5 million. CNLIC currently maintains its Certificate of Authority, but voluntarily suspended sales in these states and its licenses were suspended. Life premiums collected in 2009 were $2,000 and $9,800 relating exclusively to policy renewals in Florida and Mississippi, respectively.
Effective September 1, 2010, CICA contributed 150,000 shares of Citizens, Inc. Class A common stock to CNLIC as a capital contribution. The shares had a fair market contributed value of $1,032,000. These shares were subsequently purchased by Citizens, Inc., the ultimate parent, on September 13, 2010 for $1,041,000 cash. The transaction has been eliminated under consolidation accounting rules. Management is currently evaluating CNLIC’s operations and strategy for the future, but does not anticipate any material change relative to the consolidated financial condition of the Company.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2010
Contractual Obligations and Off-balance Sheet Arrangements
There have been no material changes in contractual obligations from those reported at December 31, 2009 in the Company’s Form 10-K. The Company does not have off-balance sheet arrangements at September 30, 2010 and does not expect any future effects on the Company’s financial condition related to any such arrangements. We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions.
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
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency did not exist as of September 30, 2010. Management believes that our policy liabilities and increase in future policy benefit reserves as of the nine months ended September 30, 2010 and 2009 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision.
Reserving assumptions are reviewed to ensure that our original assumptions at the time of policy issuance related to interest, mortality, withdrawals, and settlement expenses are based upon management’s best judgment. The Company modified these assumptions during the current year with respect to new policies issued, which resulted in an increase to reserves of $0.5 million, due primarily from a decrease in interest rate assumptions on investments.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2010
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
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Management believes that our deferred policy acquisition costs and related amortization for the nine months ended September 30, 2010 and 2009 limits the amount of deferred costs to its estimated realizable value. This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.
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
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next thirty years. The CCRA is then evaluated utilizing reasonable assumptions. Management believes that our CCRA and related amortization is recoverable for the nine months ended September 30, 2010 and 2009. This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.
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
September 30, 2010
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2010
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
The following table summarizes net unrealized gains and losses for the periods indicated.

	September 30, 2010			December 31, 2009
			Net			Net
			Unrealized			Unrealized
	Amortized	Fair	Gains	Amortized	Fair	Gains
	Cost	Value	(Losses)	Cost	Value	(Losses)
	(In thousands)

Fixed maturities, available-for-sale	$501,649	519,132	17,483	389,195	385,579	(3,616)
Fixed maturities, held-to-maturity	127,674	128,865	1,191	206,909	199,676	(7,233)

Total fixed maturities	$629,323	647,997	18,674	596,104	585,255	(10,849)

Total equity securities	$25,619	33,986	8,367	25,899	33,477	7,578

Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 89% of our investment portfolio as of September 30, 2010. These investments are mainly exposed to changes in U.S. Treasury rates. Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 63.6% of the fixed maturities at fair value as of September 30, 2010 were invested in U.S. Government-sponsored enterprises, or were backed by U.S. Government agencies.
To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities. We assess interest rate sensitivity with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100 basis point shifts in the prevailing interest rates. We performed a sensitivity analysis as of December 31, 2009 for our interest rate sensitive assets. The change in fair values of our debt and equity securities as of September 30, 2010 were within the expected range of this analysis.
Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities. The interest rate of the ten-year U.S. Treasury bond decreased significantly to 2.5% during the quarter ended September 30, 2010 from 3.8% at December 31, 2009. Net unrealized gains on fixed maturity securities totaled $18.7 million at September 30, 2010 compared to losses of $10.8 million at December 31, 2009.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2010
The fixed maturity portfolio is exposed to call risk as a significant portion of the current bond holdings are callable. A decreasing interest rate environment can result in increased call activity.
There are no fixed maturities or other investments that we classify as trading instruments. Approximately 80.1% of fixed maturities were held in available-for-sale and 19.9% in held-to-maturity based upon fair value at September 30, 2010. At September 30, 2010 and December 31, 2009, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. Our equity investments portfolio represented 4.7% of our total investments at September 30, 2010. We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.
Item 4. CONTROLS AND PROCEDURES
We have established disclosure controls and procedures to ensure, among other things, that material information relating to our Company, including its consolidated subsidiaries, is made known to our officers who certify our financial reports and to the other members of our senior management and the Board of Directors.
Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon an evaluation at the end of the period, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
During the quarter ended September 30, 2010, there were no changes in the Company’s internal controls over financial reporting that materially affect or are reasonably likely to affect the Company’s internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).
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
September 30, 2010
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
Harold E. Riley, our Founder, Chairman and CEO, is deemed by the New York Stock Exchange to be our ultimate controlling party. Mr. Riley owns 100% of Citizens Class B Common Stock through the Harold E. Riley Trust (“Trust”). Citizens’ Class A and Class B Common Stock are identical in all respects, except the Class B Common Stock elects a simple majority of the Board and receives one-half of the cash dividends paid on a per share basis as the Class A shares. The Class A Common Stock elects the remainder of the Board. Upon Mr. Riley’s death, the Class B Common Stock will be transferred from the Trust to the Harold E. Riley Foundation, a charitable organization established under 501(c)(3) of the Internal Revenue Code (“Foundation”). However, it is unclear what, if any changes, would occur to our board or management structure as a result of different ownership of the control position of our Company. Mr. Riley may at any time prior to his death deem it appropriate to transfer the Class B Common Stock, currently held by the Trust, to the Foundation.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. (RESERVED)
Item 5. OTHER INFORMATION
On November 5, 2010, the Company issued a news release (the “Release”) reporting, among other things, results for its third quarter 2010 earnings. A copy of the Release is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q. Citizens also announced that it would hold a conference call to discuss its financial results at 10:00 a.m. Central Standard Time on Monday, November 8, 2010.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2010
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

10.5	(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5	(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5	(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5	(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.5	(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5	(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.5	(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5	(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5	(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.5	(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5	(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.5	(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

10.6		Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd. (i)

10.7		Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

10.8		Self-Administered Automatic Reinsurance Agreement — CICA Life Insurance Company of America and Scor Global Life U.S. Re Insurance Company (k)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2010

Exhibit Number	The following exhibits are filed herewith:

10.9	Self-Administered Automatic Reinsurance Agreement — CICA Life Insurance Company of America and Mapfre Re Compania de Reaseguros, S.A. (l)

11	Statement re: Computation of per share earnings (see financial statements)

21	Subsidiaries of the Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1	News Release reporting third quarter results issued on November 5, 2010 (furnished herewith).

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed on March 31, 1999 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, on November 14, 1996 and incorporated herein by reference.

(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. 1, and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

(j)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.

(k)	Filed on November 6, 2009, with the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, as Exhibit 10.8(k), and incorporated herein by reference.

(l)	Filed on November 6, 2009, with the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, as Exhibit 10.9(l), and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.
By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer and Treasurer
Date: November 5, 2010