Form 10-K
period 2010-12-31
CITIZENS INC
filed 2011-03-11
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of June 30, 2010, the aggregate market value of the Class A voting stock held by non-affiliates of the registrant was approximately $292,164,100.
Number of shares of common stock outstanding as of March 8, 2011:
Class A: 48,686,759
Class B: 1,001,714
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report incorporates certain portions of the definitive proxy materials of the registrant in respect to its 2011 Annual Meeting of Shareholders.

THIS PAGE INTENTIONALLY LEFT BLANK

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"), including, without limitation, statements specifically identified as forward-looking statements within this document. Many of these statements contain risk factors as well. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with the approval of the Company, which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of our plans and objectives by our management or Board of Directors including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as "believes,” “anticipates,” “assumes,” “estimates,” “plans,” “projects,” “could,” "expects,” “intends,” “targeted,” “may,” "will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause the Company’s future results to differ materially from expected results include, but are not limited to:
•	Changes in foreign and U.S. general economic, market, and political conditions, including the performance of financial markets and interest rates;
•	Changes in consumer behavior, which may affect the Company’s ability to sell its products and retain business;
•	The timely development of and acceptance of new products of the Company and perceived overall value of these products and services by existing potential customers;
•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing the Company’s products;
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
PART I
ITEM 1.    BUSINESS
Overview
Citizens, Inc. is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and in over 34 countries around the world since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages. We had approximately $1.0 billion of assets under management at December 31, 2010 and approximately $5.1 billion of insurance in force. Our core insurance operations include issuing and servicing:
•
U.S. Dollar-denominated ordinary whole life insurance and endowment policies predominantly to high net worth, high income foreign residents, principally in Latin America and the Pacific Rim, through independent marketing consultants;

•	ordinary whole life insurance policies to middle income households concentrated in the midwest and southern United States through independent marketing consultants; and
•
final expense and limited liability property policies to middle and lower income households in Louisiana, Arkansas, and Mississippi through employee and independent agents in our home service distribution channel.

We were formed in 1969 by our Chairman, Harold E. Riley. Prior to our formation, Mr. Riley had many years of experience in the international and domestic life insurance business. Our Company has experienced significant growth through acquisitions in the domestic market and through market expansion in the international market. We capitalize on the experience of our management team in marketing and operations as we seek to generate bottom line return using knowledge of our niche markets and our well-established distribution channels. We believe our underwriting processes, policy terms, pricing practices and proprietary administrative systems enable us to be competitive in our current markets while protecting our shareholders and servicing our policyholders.
Our business has grown, both internationally and domestically, in recent years. Revenues rose from $154.2 million in 2006 to $191.2 million in 2010. During the five years ended December 31, 2010, our assets grew from $711.1 million to $986.5 million. Total stockholders’ equity increased from $139.6 million at December 31, 2006 to $227.6 million at December 31, 2010. See Item 6. “Selected Financial Data” in this Report.
Our Operating Segments
Our business is comprised of three operating business segments, as detailed below.
•	Life Insurance
•	Home Service Insurance
•	Other Non-insurance Enterprises
Our insurance operations are the primary focus of the Company as those segments generate the majority of our income. See Note 9 of the “Notes to Consolidated Financial Statements” for operating results of our segments for each of the years ended December 31, 2010, 2009 and 2008.
Life Insurance
Our Life Insurance segment consists of issuing ordinary whole life insurance domestically and in U.S. Dollar-denominated amounts to foreign residents. These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured. Additionally, endowment contracts are issued by the Company, which are principally accumulation contracts that incorporate an element of life insurance protection. For the majority of our business, we retain only the first $100,000 of risk on any one life. We operate this segment through our subsidiaries: CICA Life Insurance Company of America (“CICA”), Citizens National Life Insurance Company, (“CNLIC”) and Integrity Capital Insurance Company (“ICIC”).

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
International Sales
We focus our sales of U.S. Dollar-denominated ordinary whole life insurance and endowment policies to high net worth, high income residents in Latin America and the Pacific Rim. We have successfully participated in the foreign marketplace since 1975, and we continue to seek opportunities for expansion of our foreign operations. We believe positive attributes of our international insurance business include:
•	larger face amount policies typically issued when compared to our U.S. operations, which results in lower underwriting and administrative costs per unit of coverage;
•
premiums are typically paid annually rather than monthly or quarterly, which saves us administrative expenses, accelerates cash flow and results in lower policy lapse rates than premiums with more frequently scheduled payments;

•	favorable persistency levels and mortality rates comparable to our U.S. policies.
We have implemented several policies and procedures to reduce the risks of asset and premium loss relating to our international business. Approvals for policy issuance are made in our Austin, Texas office and policies are issued and delivered to our independent consultants, who deliver the policies to the insureds. We have no offices, employees or assets outside of the United States. Insurance policy applications and premium payments are submitted by the independent consultants or customers to us and we review the applications in our home offices in Austin, Texas. Premiums are paid in U.S. Dollars through a U.S. financial institution by check, wire or credit card. The policies we issue contain limitations on benefits for certain causes of death, such as homicide and careless driving. We have also developed disciplined underwriting criteria, which includes medical reviews of applicants as well as background and reference checks. In addition, we have a claims policy that requires investigation of substantially all death claims. Furthermore, we perform background reviews and reference checks of prospective marketing firms and consultants.
Independent marketing firms and consultants specialize in marketing life insurance products and generally have several years of insurance marketing experience. We maintain standard contracts with the independent marketing firms pursuant to which they provide recruitment, training and supervision of their managers and associates in the service and placement of our products; however, all associates of these firms also contract directly with us as independent contractors and receive their compensation directly from us. Accordingly, should an arrangement between any independent marketing firm and us be terminated for any reason, we believe we would continue with the existing marketing arrangements with the associates of these firms without a material loss of sales. Our standard agreement with independent marketing firms and consultants provides they are independent contractors responsible for their own operation, expenses and that they are the representative of the prospective insured. In addition, the marketing firms also guarantee any debts of their associates to us. The marketing firms receive commissions on all new and renewal policies serviced or placed by them or their associates. All of these contracts provide that the independent marketing firms and consultants are aware of and responsible for compliance with local laws.
The following table sets forth, by territory, our total percentages of direct collected premiums from our international life insurance business for the periods indicated. The information is presented in accordance with statutory accounting practices prescribed by the state of Colorado, the state of domicile of CICA, our subsidiary that writes all of our international business.

	Years ended December 31,
	2010		2009		2008
	(In thousands)
Country
Colombia	$21,622	20.9%	$23,755	23.8%	$19,473	20.6%
Venezuela	16,875	16.3	14,209	14.2	12,594	13.4
Taiwan	15,245	14.7	14,316	14.4	13,793	14.6
Ecuador	12,427	12.0	10,922	11.0	10,889	11.5
Argentina	9,232	8.9	8,669	8.7	9,580	10.2
Other Non-U.S.	28,159	27.2	27,843	27.9	27,988	29.7

Total	$103,560	100.0%	$99,714	100.0%	$94,317	100.0%

The ordinary whole life policies issued to residents of foreign countries during 2010 had an average face amount of approximately $68,000.

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
Our international products have living benefit features. Every policy contains guaranteed cash values and is participating (i.e., provides for cash dividend as apportioned by CICA’s board of directors). The major portion of each premium payment is used to provide insurance protection and build guaranteed cash values, while a lesser portion is used for living benefit accumulation. Once a policy owner pays the annual premium and the policy is issued, we immediately pay a cash dividend to the owner. The policy owner has several options with regard to the dividend, including the right to assign dividends to our stock investment plan, registered under the Securities Act of 1933 (the “Securities Act”), and administered in the United States by our unaffiliated transfer agent.
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
Because premiums on our international policies are paid in U.S. Dollars drawn on U.S. financial institutions, and we pay claims in U.S. Dollars, we provide a product that is different from the products provided by foreign-domiciled companies. Our international policies are usually acquired by significant net worth persons in the top income brackets of their respective countries. The policies sold by our local competitors are generally offered broadly and are priced using the mortality of the entire population of the geographic region. Our mortality charges are therefore typically lower, which provides a competitive advantage. Additionally, the assets backing the reserves for our local competitors’ policies must be substantially invested in their respective countries and, therefore, are exposed to the inflationary risks and social or economic crises that tend to impact their countries.
Domestic Sales
In the midwest and the southern United States, we seek to serve middle income households through the sale of cash accumulation ordinary whole life insurance products. The majority of our inforce business results from blocks of business of insurance companies we have acquired over the past 15 years.
Our distribution strategy is focused on attracting marketing consultants, comprised primarily of part-time, second-career sales associates (such as teachers, coaches, community leaders and others) in rural and urban areas, although we have seen an increased interest for our products from career distribution networks. In the United States, our domestic sales and marketing is conducted predominantly through independent marketing consultants. Over the past three years, new product sales have trended downward as we have tightened underwriting on business that did not meet our profitability objectives. Our transition strategy focuses on the introduction of our cash accumulation ordinary whole life products to independent marketing consultants associated with companies we have acquired, while continuing to service the needs of our policyholders.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The following table sets forth our direct collected premiums by state for the periods indicated, in accordance with statutory accounting practices prescribed by the states of domicile of our insurance company subsidiaries.

	Years ended December 31,
	2010		2009		2008
	(In thousands)
State
Texas	$6,284	39.4%	$6,501	37.2%	$7,306	41.6%
Indiana	1,904	11.9	2,125	12.1	99	0.6
Missouri	1,734	10.9	1,877	10.7	2,073	11.8
Kentucky	1,296	8.1	1,525	8.7	1,838	10.5
Mississippi	1,188	7.4	1,308	7.5	1,417	8.1
Other States	3,559	22.3	4,159	23.8	4,819	27.5

Total	$15,965	100.0%	$17,495	100.0%	$17,552	100.0%

The 2009 increase in Indiana resulted from the acquisition of Integrity Capital Insurance Company (“ICIC”), which is domiciled in Indiana and had year-to-date premiums totaling approximately $1.6 million and $1.7 million in 2009 and 2010. The Company completed its acquisition of Integrity Capital Corporation (“ICC”) in exchange for 1,294,000 shares of Citizens, Inc. Class A common stock. ICC is the parent of ICIC, an Indiana life insurance company that is included in the Life Insurance segment. The transaction was valued at $9.0 million when the transaction closed on February 27, 2009.
A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business. We have ceded this business under a coinsurance agreement with an unaffiliated insurance company under which it assumes substantially all of our accident and health policies. The premium amounts ceded under the coinsurance agreement in the years ended December 31, 2010, 2009, and 2008 were $5.3 million, $6.3 million and $7.5 million, respectively.
Domestic Products
Our domestic life insurance products focus primarily on living needs and provide benefits focused toward accumulating money for the policyowner. The features of our domestic life insurance products include:
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
Domestic Competition
The U.S. life insurance industry is a mature industry that, in recent years, has experienced little to no growth. Competition is intense because the life insurance industry is consolidating, with larger, more efficient and more effective organizations emerging from consolidation. Additionally, legislation became effective in the United States in 2000 that permits commercial banks, insurance companies and investment banks to combine. These factors have increased competitive pressures in general.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Home Service Insurance
We operate in the Home Service market through our subsidiaries Security Plan Life Insurance Company (“SPLIC”) and Security Plan Fire Insurance Company (“SPFIC”), and focus on the life insurance needs of the middle and lower income markets, primarily in Louisiana, Mississippi and Arkansas. Our policies are sold and serviced through a home service marketing distribution system of approximately 330 employee-agents who work full time on a route system and through funeral homes to sell policies, collect premiums and service policyholders.
The following table sets forth our direct collected premiums by state for the periods indicated, in accordance with statutory accounting practices prescribed by the states of domicile of our insurance company subsidiaries.

	Years ended December 31,
	2010		2009		2008
	(In thousands)
State
Louisiana	$39,920	87.1%	$38,759	86.3%	$37,485	86.0%
Arkansas	4,395	9.6	4,652	10.4	4,584	10.5
Mississippi	333	0.7	330	0.7	359	0.8
Other States	1,167	2.5	1,190	2.6	1,180	2.7

Total	$45,815	100.0%	$44,931	100.0%	$43,608	100.0%

Home Service Products and Competition
Our home service insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs. The average life insurance policy face amount issued was approximately $7,100 in 2010; therefore, the underwriting performed on these applications is limited. To a much lesser extent, our Home Service Insurance segment sells limited-liability, named peril property policies covering dwellings and contents. We provide $30,000 maximum coverage on any one dwelling and contents, while content only coverage and dwelling only coverage is limited to $20,000. We face competition in Louisiana, Mississippi and Arkansas from other companies specializing in home service distribution of insurance. We seek to compete based upon our emphasis on personal service to our customers. We intend to continue premium growth within this segment via direct sales and acquisitions.
The Company completed the acquisition of Ozark National Life Insurance Company (“ONLIC”) in October of 2008 for a purchase price of $8.0 million. This entity was merged into SPLIC as of December 31, 2009.
Other Non-Insurance Enterprises
Other Non-insurance Enterprises includes Computing Technology, Inc., which provides data processing services to the Company, and Insurance Investors, Inc., which provides aviation transportation to the Company. This segment also includes the results of Citizens, Inc., the parent Company.
Revenues derived from any single customer did not exceed 10% of consolidated revenues in any of the last three years.
Operations and Technology
Our administrative operations are conducted primarily at our executive offices in Austin, Texas through approximately 105 administrative, operating and underwriting personnel. Our Home Service operations are conducted to a large degree from our district offices in Louisiana and Arkansas, as well as our support center in Donaldsonville, Louisiana through approximately 64 operations personnel, and Little Rock, Arkansas through 2 personnel. At our executive offices, we perform policy design, marketing oversight, underwriting, accounting and reporting, customer service, administration and investing activities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Our senior management has significant experience in insurance company application system design and implementation. Since the mid-1960’s, our senior management has been leading development of evolving insurance applications. We have a single integrated system for our entire Company, which is a centrally-controlled, mainframe-based administrative system. Functions of our administrative system include policy set up, administration, billing and collections, commission calculation, valuation, automated internal audit functions, storage backup and other related functions. Each company we acquire is ultimately converted onto our administrative system. This system has been in place for many years, and we believe it is a significant asset to us. We update our administrative system on an ongoing basis. This system is also capable of significant expansion without substantial capital outlay or increase in staff. Therefore, we believe we can achieve additional growth without costly administrative system expenditures, delays, failures or the addition of substantial staffing.
Regulation
Our U.S. insurance operations are subject to a wide variety of laws and regulations. State insurance laws establish supervisory agencies with broad regulatory authority to regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of each state in which they are licensed. In addition, U.S. laws, such as the USA Patriot Act of 2001, the Gramm-Leach-Bliley Act of 1999, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, the Sarbanes-Oxley Act of 2002 and the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”), are examples of U.S. regulation that affect our business. We are subject to comprehensive regulations under the USA Patriot Act with respect to money laundering, as well as federal regulations regarding privacy and confidentiality. Our insurance products and thus our businesses also are affected by U.S. federal, state and local tax laws. The Dodd-Frank Act focuses on financial reform and may result in significant changes to the regulation of institutions operating in the financial services industry, including the Company. Legislative or regulatory requirements imposed by or promulgated in connection with this Act may make it more expensive for the Company to conduct its business, may have a material adverse effect on the overall business climate and could materially affect the profitability of the results of operations and financial condition of financial institutions. The Company is uncertain as to all of the impacts this new legislation will have and cannot provide assurance it will not adversely affect its results of operations and financial condition. In general, government regulation at the federal level may increase and may result in unpredictable consequences for the Company. In addition, other federal laws and regulations apply to us in areas such as pension regulations, privacy, tort reform and taxation.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The payment of dividends or other distributions to us by our insurance subsidiaries is regulated by the insurance laws and regulations of their respective states of domicile. The laws and regulations of some of these jurisdictions also prohibit an insurer from declaring or paying a dividend except out of its earned surplus or require the insurer to obtain regulatory approval before it may do so. In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments by our insurance subsidiaries to us (such as a payment under a tax sharing agreement or for employee or other services) if they determine such payment could be adverse to policyholders or insurance contract holders of the subsidiary.
The laws and regulations of the jurisdictions in which our U.S. insurance subsidiaries are domiciled require that a controlling party obtain the approval of the insurance commissioner of the insurance company’s jurisdiction of domicile prior to acquiring control of the insurer and may delay, deter or prevent a transaction our shareholders might consider desirable.
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
Two of our subsidiaries fell below the minimum RBC threshold at December 31, 2008. A capital contribution of $1.0 million was made to SPFIC during the first quarter of 2009. An additional $1.0 million capital contribution was made to SPFIC in the third quarter of 2009. A capital contribution of $1.0 million was also made to Ozark National Life Insurance Company (“ONLIC”) during the first quarter of 2009 due to its RBC ratio falling below 200% at December 31, 2008. The decline in SPFIC’s capital balance mainly resulted from hurricane losses in 2008 and an increase in operating expenses. The reduction in ONLIC’s capital balance resulted from declines in asset values of preferred and common stock holdings. These capital contributions increased the RBC ratios and RBC action plans were submitted to the relevant insurance departments. The capital balance of ONLIC was determined to be at company action level at March 31, 2009 due to continued declines relative to its investment holdings. The capital contributions made in 2009 increased the ratios as anticipated in action plans submitted to the appropriate state insurance departments. The Company received approval from the respective state insurance departments to merge ONLIC into SPLIC as of October 1, 2009. The capital contributions did not impact the overall consolidated financial position or results of operations of the Company. All insurance subsidiaries were above the RBC minimums at December 31, 2010.
Effective September 1, 2010, CICA contributed 150,000 shares of Citizens, Inc. Class A common stock, valued at $1,032,000, to CNLIC as a capital contribution due to surplus issues that arose in Florida and Mississippi where CNLIC was deficient by approximately $0.4 million and $0.5 million, respectively. The contribution corrected the deficiencies in both states. The transaction has been eliminated under consolidation accounting rules. Life premiums collected in 2010 were $1,200 and $8,000, and in 2009 were $2,000 and $9,800 relating exclusively to policy renewals in Florida and Mississippi, respectively. Management is currently evaluating CNLIC’s operations and strategy for the future, but does not anticipate any material change relative to the consolidated financial condition of the Company.
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
In late 2009, the NAIC issued Statement of Statutory Accounting Principles (“SSAP”) 10R. SSAP 10R increased the amount of deferred tax assets that may be admitted on a statutory basis. The admission criteria for realizing the value of deferred tax assets was increased from a one year to a three year period. Further, the aggregate cap on deferred tax assets that may be admitted was increased from 10% to 15% of surplus. These changes increased the capital and surplus of our insurance subsidiaries, thereby positively impacting RBC at December 31, 2009 and 2010. To temper this positive RBC impact, and as a temporary measure at December 31, 2009 and 2010, a 5% pre-tax RBC charge must be applied to the additional admitted deferred tax assets generated by SSAP 10R.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Investing in our Company involves certain risks. Set forth below are certain risks with respect to our Company. Readers should carefully review these risks, together with the other information contained in this report. The risks and uncertainties we have described in this report are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem not material, may also adversely affect our business. Any of the risks discussed in this report or that are presently unknown or not material, if they were to actually occur, could result in a significant adverse impact on our business, operating results, prospects or financial condition. References in the risk factors below to “we,” “us,” “our,” “Citizens” and like terms relate to Citizens, Inc. and its subsidiaries on a U.S. GAAP consolidated financial statement basis, unless specifically identified otherwise. We operate our subsidiaries as separate and distinct entities with respect to corporate formalities.
Risks Relating to Our Business
A substantial amount of our revenue comes from foreign residents and is subject to risks associated with foreign insurance laws, political instability and asset transfer restrictions.
A substantial part of our insurance policy sales are from foreign countries, primarily those in Latin America and the Pacific Rim. There is a risk that we may lose a significant portion of these sales should adverse events occur in these countries. We seek to address this risk by, among other things, not accepting insurance applications outside of the U.S., maintaining all of our assets are in the U.S. and requiring all policy premiums must be paid to us in U.S. Dollars drawn on U.S. financial institutions. Accordingly, we have never qualified to do business in any foreign country and have never submitted our insurance policies issued to foreign residents for review by any insurance regulatory agency. We sell our policies to foreign residents using foreign independent marketing firms and independent consultants, and we rely on those persons to comply with applicable laws in marketing our insurance products.
The government of a foreign country could determine that its residents may not buy life insurance from us unless we became qualified to do business in that country or unless our policies purchased by its residents receive prior approval from its insurance regulators. Also, new laws or regulations could be implemented or new applications of existing laws or regulations could occur, which could result in the cessation of marketing activities by our independent marketing firms and consultants. Further, there is no assurance that we would be able to qualify to do business in any foreign country or that its insurance regulatory authorities would approve our policies. We could also face sanctions, including fines and penalties, if a country’s authorities determined any failure to qualify or otherwise comply with its laws was willful or ongoing. Any of the foregoing could reduce our revenues and materially adversely affect our results of operations and financial condition. Additionally, we do not determine whether our independent consultants are required to be licensed to sell insurance in the countries in which they market our policies. If our independent consultants were not in compliance with applicable laws, including licensing laws, they could be required to cease operations, which would reduce our revenues. We have not obtained any advice of counsel in any foreign jurisdictions with respect to these matters. We are unable to quantify the effect of foreign regulation on our business if regulation were to be imposed on us, but we believe we could expend substantial amounts of time and incur substantial expense in complying with any foreign regulation, and we may decide to withdraw from or avoid a market if foreign regulation were imposed. From time to time we have become aware of new foreign laws, regulations or new interpretations of foreign laws or regulations that may have an adverse effect on the marketing efforts of our foreign independent marketing firms and consultants. We cannot assure you that any of these laws, regulations, or application of them by foreign regulatory authorities will not have an adverse effect on the marketing efforts of our independent marketing firms and consultants and, in turn, on our revenues.
Additionally, if economic or political crises were to occur in any of the countries where our foreign policyowners reside, our revenues could be adversely affected. Also, currency control laws, regulations and decrees in foreign countries, if implemented, could materially adversely affect our revenues by imposing restrictions on asset transfers outside of a country where our insureds reside.
While our management has more than 40 years of experience in writing life insurance policies for foreign residents without any significant legal prohibition, regulatory action, or any lengthy currency controls relating to our foreign resident insureds, there can be no assurance that such situations will not occur and that our revenues, results of operations and financial condition will not be materially, adversely affected if they do occur.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The majority of our foreign policyholders choose to invest their policy dividends or other cash benefits in our Class A common stock through the Citizens, Inc. Stock Investment Plan (the “Plan”). If a securities regulatory authority were to deem the Plan’s operation contrary to applicable securities laws, we risk facing fines and penalties and cease and desist orders which would create a reduction in the amount of Class A common stock purchased on the open market through the Plan.
The offer and sale of our Class A common stock through the Plan is registered under the Securities Act of 1933, but not under the laws of any foreign jurisdiction. Most all of our foreign policyholders participate in the Plan and choose to invest dividends paid on their insurance policies in our Class A common stock pursuant to the Plan. We have not obtained any advice of counsel in any foreign jurisdiction as to whether such participation by foreign residents in the Plan is subject to foreign securities laws or regulations or whether our independent consultants in these jurisdictions are subject to licensing requirements in connection with foreign policyholder participation in the Plan. If a foreign securities regulatory authority were to determine the offer and sale of our Class A common stock under the Plan were contrary to applicable laws and regulations of its jurisdiction, we could be faced with cease and desist orders, fines and penalties, or reduced participation in the Plan by our foreign policyholders. This also could materially reduce the amount of our Class A common stock purchased and sold in the open market under the Plan, as historically a significant volume of shares have been purchased under the Plan through issuance of policy cash dividends assigned to the Plan. We could also be faced with private disputes relating to the Plan, including the possibility of securities law claims within the United States. In the absence of countervailing considerations, we would expect to defend any such claims and we could incur significant defense costs, including not only attorneys’ fees and other direct litigation costs, but also the expenditure of substantial amounts of management time that otherwise would be devoted to our business. This could materially adversely affect our results of operations and financial condition.
We face financial and capital market risks in our operations
As an insurance holding company with significant investment exposure, we face material financial and capital markets risk in our operations. Due to the low interest rate environment over the past several years, we experienced significant call activity on our fixed income portfolio which has decreased our investment yields compared to prior years. Also, we recorded other-than-temporary impairments (“OTTI”) in 2008 and 2009 due to market declines and credit decline. We recognized realized gains due to market appreciation on a significant number of these previously impaired securities that were disposed of in 2009 and 2010. In addition, the significant increase in worldwide economic instability and unemployment rates could result in decreased persistency of our insurance policies in force, as well as reduced new insurance policy sales, which may materially adversely affect our results of operations and financial condition.
Changes in market interest rates may significantly affect our profitability.
Some of our products, principally traditional whole life insurance with annuity riders, expose us to the risk that changes in interest rates will reduce our “spread,” or the difference between the amounts that we are required to pay under our contracts to policyholders and the rate of return we are able to earn on our investments intended to support obligations under the contracts. Our spread is a key component of our net income.
As interest rates decrease or remain at low levels, we may be forced to reinvest proceeds from investments that have matured, prepaid, been sold, or called at lower yields, reducing our investment margin. Our fixed income bond portfolio is exposed to interest rate risk as a significant portion of the portfolio is callable. Lowering interest crediting rates can help offset decreases in investment margins on some of our products. However, our ability to lower these rates could be limited by competition or contractually guaranteed minimum rates, and may not match the timing or magnitude of changes in asset yields. Our expectation of future spreads is an important component in amortization of deferred acquisition costs and significantly lower spreads may result in increasing amortization, thereby reducing net income for the period.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Our investment portfolio is subject to various risks that may result in realized investment losses. In particular, decreases in the fair value of fixed maturities may significantly reduce the value of our investments, and as a result, our financial condition may suffer.
We are subject to credit risk in our investment portfolio. Defaults by third parties in the payment or performance of their obligations under these securities could reduce our investment income and realized investment gains or result in the recognition of investment losses. The value of our investments may be materially adversely affected by increases in interest rates, downgrades in the bonds included in our portfolio and by other factors that may result in the recognition of other-than-temporary impairments. Each of these events may cause us to reduce the carrying value of our investment portfolio.
In particular, at December 31, 2010, fixed maturities represented $656 million or 84.6% of our total investments of $775 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. We experienced significant prepayments of bonds in our investment portfolio in 2010 and 2009. The impact of value fluctuations affects our consolidated financial statements. Because all of our fixed maturities are classified as available for sale, changes in the fair value of our securities are reflected in our stockholders’ equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders’ equity, total comprehensive income and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at December 31, 2010, approximately 74.4% of our fixed maturities were investment grade and continue to be rated AA or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.
A substantial portion of our investment portfolio is concentrated in U.S. Government sponsored corporations and agencies.
At December 31, 2010 we had investments of $378 million (48.7% of our total investment portfolio) in U.S. Government sponsored corporations and agencies, including the Federal Home Loan Mortgage Corporation (“Freddie”) and the Federal National Mortgage Association (“Fannie”). Both Freddie and Fannie are currently in conservatorship and the federal government is considering proposals to phase them out, or allow them to continue as private corporations, among other things. If they are wound down, it is not clear how investments sponsored by them might be affected; however, the direct and indirect impact on our investment portfolio could be material and could be adverse.
Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.
Fixed maturity and equity securities classified as available-for-sale are reported at fair value. Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income. Our total gross unrealized losses on our available-for-sale securities portfolio at December 31, 2010 were $13.7 million. The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken. Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.
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
At December 31, 2010, we had $125.7 million of deferred policy acquisition costs, or DAC. DAC represents costs that vary with and are primarily related to the sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses. Under U.S. GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the anticipated recognition of premiums.
In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies. This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies. At December 31, 2010, we had $31.6 million of CCRA. We amortize the value of this intangible asset in a manner similar to the amortization of DAC.
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
Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition. Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the “reporting unit” level, which is either an operating segment or a business that is one level below the operating segment. Goodwill is impaired if its carrying value exceeds its implied fair value. This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units. If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition. Goodwill in our consolidated financial statements was $17,160,000 as of December 31, 2009 and 2010.
We are a defendant in lawsuits, which may adversely affect our financial condition and detract from the time our management is able to devote to our business, and we are subject to risks related to litigation and regulatory matters.
We are a defendant in a lawsuit originally filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Delia Bolanos Andrade, et al., Plaintiffs, v. Citizens Insurance Company of America, et al., in which a class was originally certified by the trial court and affirmed by the Court of Appeals for the Third District of Texas. We appealed the grant of class status to the Texas Supreme Court, which on March 2, 2007, reversed the Court of Appeal’s affirmation of the trial court’s class certification order, decertified the class and remanded the case to the trial court for further proceedings consistent with the Texas Supreme Court’s opinion. The underlying lawsuit alleged that certain life insurance policies we made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. On November 16, 2009, the trial court conducted further proceedings on the case, in order to determine whether the class should be recertified. On December 9, 2009, the trial court denied the recertification of the class. The remaining plaintiffs must now proceed individually, and not as a class, if they intend to pursue their cases against Citizens. Citizens intends to maintain a vigorous defense in any remaining proceedings.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
In addition to these lawsuits, we may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations, including, but not limited to, other possible disputes relating to the non-U.S. trusts or the Plan referred to above and the investment by many of our foreign policyholders in our Class A common stock of certain cash benefits they receive from their insurance policies. If allegations similar to those made in certain of these lawsuits regarding the application of Texas or other securities laws to the assignment of policy benefits were determined to be valid, we could face the possibility of other securities law claims within the United States. Also, we could be faced with contingent liabilities with respect to possible claims for violations of securities laws, the extent of which would be difficult to determine. In the absence of countervailing considerations, we would expect to defend any such claims, and we could incur significant defense costs, including not only attorneys’ fees and other direct litigation costs, but also the expenditure of substantial amounts of management time that otherwise would be devoted to our business. This could materially adversely affect our results of operations and financial condition.
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
In 2010, we reinsured $381 million of face amount of our life insurance policies. Amounts reinsured in 2010 represented 8.6% of the face amount of direct life insurance in force in that year. Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance. If our cost of reinsurance were to increase, we might not be able to recover these increased costs, and our results of operations and financial condition could be materially adversely affected. See Note 5 to the Company’s Consolidated Financial Statements.
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
We evaluate possible acquisitions of other insurance companies on an ongoing basis. While our business model is not dependent primarily upon acquisitions, the time frame for achieving or further improving our market positions can be shortened through acquisitions. There can be no assurance that suitable acquisitions presenting opportunities for continued growth and operating efficiencies will be available to us, or that we will realize the anticipated financial results from completed acquisitions. In addition, we face intense competition in seeking to make acquisitions, much of which is from companies with greater financial and human resources than we have.
Even if we identify and complete insurance company acquisitions, we may be unable to integrate them on an economically favorable basis. Implementation of an acquisition strategy entails a number of risks, including, among others, inaccurate assessment of assets, liabilities or contingent liabilities and the failure to achieve anticipated operating efficiencies, revenues, earnings or cash flow. The occurrence of any of these events could have a material adverse effect on our results of operations and financial condition.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Our international and domestic operations face significant competition.
Our international marketing plan focuses on making available U.S. Dollar-denominated life insurance products to high net worth, high income individuals residing in more than 30 countries. New competition could increase the supply of available insurance, which could affect our ability to price our products at attractive profitable rates to us, thereby adversely affecting our revenues, results of operations and financial condition. Although there are some impediments facing potential competitors that wish to enter the foreign markets we serve, the entry of new competitors into these markets may occur, affording our customers reason to change to other insurance providers. In connection with our business with foreign nationals, we experience competition primarily from the following sources, many of which have substantially greater financial, marketing and other resources than we have:
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
We distribute our insurance products through several distribution channels, including independent marketing firms and independent consultants and our employee agents. These relationships are significant for both our revenues and our profits. In our life insurance segment, we depend almost exclusively on the services of independent marketing firms and independent consultants. In our home service insurance segment, we depend on employee agents whose role in our distribution process is integral to developing and maintaining relationships with policyholders. Significant competition exists among insurers in attracting and maintaining marketers of demonstrated ability. Some of our competitors may offer better compensation packages for marketing firms, independent consultants and agents and broader arrays of products and have a greater diversity of distribution resources, better brand recognition, more competitive pricing, lower cost structures and greater financial strength or claims paying ratings than we do. We compete with other insurers for marketing firms, independent consultants and employee agents primarily on the basis of our compensation and support services. Any reduction in our ability to attract and retain effective sales representatives could materially adversely affect our revenues, results of operations and financial condition.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Loss of the services of our senior management team would likely hinder development of our operating and marketing programs and our strategy for expanding our business.
We rely on the active participation of our Chairman of the Board and Chief Executive Officer, Harold E. Riley (age 82), and our Vice Chairman of the Board and President, Rick D. Riley (age 57), in connection with the development and execution of our operating and marketing plans and strategy for expanding our business. We anticipate that their expertise will continue to be of substantial value in connection with our operations. The loss of the services of either of these individuals could have a significant adverse effect on our business and prospects. We do not have an employment agreement with either of these persons nor do we carry a key-man insurance policy on either of their lives.
We are subject to extensive governmental regulation in the United States, which increases our costs of doing business and could restrict the conduct of our business.
We are subject to extensive regulation and supervision in U.S. jurisdictions wherein we do business, as well as anti-money laundering regulations adopted under the USA Patriot Act. Insurance company regulation is generally designed to protect the interests of policyholders, with substantially lesser protections to shareholders of the regulated insurance companies. To that end, all the states in which we do business have insurance regulatory agencies with broad powers under law with respect to such things as: licensing companies to transact business; mandating capital and surplus requirements; regulating trade and claims practices; approving policy forms; and restricting companies’ ability to enter and exit markets.
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
Most insurance regulatory authorities have broad discretion to grant, renew, suspend and revoke licenses and approvals, and could preclude or temporarily suspend us from carrying on some or all of our activities, including acquisitions of other insurance companies, require us to add capital to our insurance company subsidiaries, or fine us. If we are unable to maintain all required licenses and approvals, or if our insurance business is determined not to comply fully with the wide variety of applicable laws and regulations and their interpretations, including the USA Patriot Act, our revenues, results of operations and financial condition could be materially adversely affected.
Although the U.S. federal government has not historically regulated the insurance business, the Dodd-Frank Act, enacted in July 2010, expands the federal presence in insurance oversight. The Act’s requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance (also known as surplus lines insurance, which is property or casualty insurance written by a company that is not licensed to sell policies of insurance in a given state). This legislation also establishes a new Federal Insurance Office within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance. The Federal Insurance Office is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters and preempt state insurance measures under certain circumstances. As this Act calls for numerous studies and contemplates further regulation, the future impact of the Act on our results of operations or our financial condition cannot be determined at this time.
Changes in U.S. regulation may adversely affect our results of operations and financial condition and limit our prospective growth.
Currently, the U.S. Federal Government does not directly regulate the insurance business, although initiatives for Federal regulation of insurance are proposed by members of the U.S. Congress from time to time. However, Federal legislation and administrative policies in several other areas can materially and adversely affect insurance companies, including our business. These areas include the USA Patriot Act, financial services regulation, securities regulation, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed from time to time.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Our failure to maintain effective information systems could adversely affect our business.
We must maintain and enhance our existing information systems and develop new information systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. If we do not maintain adequate systems, we could experience adverse consequences, including products acquired through acquisition, inadequate information on which to base pricing, underwriting and reserve decisions, regulatory problems, failure to meet prompt payment obligations, increases in administrative expenses and loss of customers.
Some of our information technology systems and software are mainframe-based, legacy-type systems that require an ongoing commitment of resources to maintain current standards. We continuously enhance and update our systems in seeking to keep pace with changes in our products and business models, information processing technology, evolving industry and regulatory standards and policyholder needs. Our success is dependent, among other things, on maintaining and enhancing the effectiveness of existing systems, as well as continuing to integrate, develop and enhance our information systems to support business processes in a cost-effective manner.
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
Our insurance subsidiaries are subject to privacy regulations and to confidentiality obligations. We also have legal obligations to protect certain confidential information we obtain from our customers and vendors. Obligations to protect vendors generally include protecting confidential information in the same manner and to the same extent as we protect our own confidential information. The actions we take to protect confidential information include among other things: monitoring our record retention plans and policies and any changes in state or federal privacy and compliance requirements; maintaining secure storage facilities for tangible records; and limiting access to electronic information in order to safeguard certain information.
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
We interface with and distribute our products to individual consumers. There may be a perception that these purchasers may be unsophisticated and in need of consumer protection. Accordingly, from time to time, consumer advocate groups or the media may focus attention on our products, thereby subjecting the insurance industry to periodic negative publicity. We may also be negatively impacted if other insurance companies engage in practices resulting in increased public attention to our businesses. Negative publicity may result in lower sales of insurance, lower persistency of our insurance products, increased regulation and legislative scrutiny of industry practices as well as increased litigation, which may further increase our costs of doing business and impede our ability to market our products. As a result, our business, results of operations and financial condition could be materially adversely affected.
General economic, financial market and political conditions may materially adversely affect our results of operations and financial condition.
Our results of operations and financial condition may be materially adversely affected from time to time by general economic, financial market and political conditions, both in the United States and in the foreign countries where our policyowners reside. These conditions include economic cycles such as: levels of consumer spending; levels of inflation; movements of the financial markets; availability of credit; fluctuations in interest rates, monetary policy or demographics; and legislative and competitive changes.
During periods of economic downturn, such as the one that occurred in 2008 and 2009, our insureds may choose not to purchase our insurance products, may terminate existing policies, permit policies to lapse or may choose to reduce the amount of coverage purchased, any of which could have a material adverse effect on our results of operations and financial condition. Also, our sales of new insurance policies might decrease.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
The capital and credit markets experienced extreme volatility in 2008 continuing through 2008, 2009 and 2010. In some cases, the markets exerted significant downward pressure on availability of debt and equity capital for certain issuers (including short term liquidity and credit capacity). We believe the availability of debt and equity capital has decreased significantly compared to prior years.
The availability of equity and debt financing to us will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, our credit capacity, as well as the possibility that investors or lenders could develop a negative perception of our long- or short-term financial prospects. Disruptions, uncertainty or volatility in the capital markets may also limit our access to equity capital for us to seek to expand our business. As such, we may be forced to delay raising debt or equity capital, or bear an unattractive cost of capital, which could adversely affect our ability to seek any acquisitions and negatively impact profitability of an acquisition.
There can be no assurance that actions of the U.S. Government, the Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.
In response to the financial crises affecting the U.S. banking system and financial markets and going concern threats to investment banks and other financial institutions, in October 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets and invest in financial services companies. The Federal Government, the Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the current financial crisis, including purchases of commercial paper or other debt. In February 2009, President Obama signed the American Recovery and Reinvestment Act of 2009, which provided for Federal spending and tax cuts, estimated in the aggregate to be approximately $789 billion, for the purpose of job preservation and creation, infrastructure investment, energy efficiency and science, unemployment assistance, state and local government fiscal stabilization and other associated purposes. The positive effect on the U.S. economy is unclear. There can be no assurance as to what impact such actions and any future U.S. government’s purported fiscal stimuli will have on the financial markets, including the high levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our Class A common stock.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Unexpected losses in future reporting periods may require us to adjust the valuation allowance against our deferred tax assets.
The Company’s valuation allowance of $2.5 million at December 31, 2009 relative to our deferred tax asset (“DTA”) was released, and there was no allowance at December 31, 2010. The valuation allowance was previously established based on facts, circumstances and information available at the reporting date, which indicated it was more likely than not that some or all of the DTA would not be realized.
Currently, we evaluate our DTA quarterly for recoverability based on available evidence. This process involves management’s judgment about assumptions, which are subject to change from period to period due to tax rate changes or variances between our projected operating performance and our actual results. Ultimately, future adjustments to the DTA valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets depends on the existence of sufficient taxable income in either the carry back or carry forward periods under applicable tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we may be required to record a valuation allowance in future reporting periods. Such an adjustment could have a material adverse effect on our results of operation, financial condition and capital position.
Risks Relating to Our Class A Common Stock
The price of our Class A common stock may be impacted by the level of participation in the Citizens, Inc., Stock Investment Plan (the “Plan”).
Most all of our international policyholders participate in the Plan and they invest their policy dividends and benefits in our Class A common stock pursuant to the Plan. Once a policyholder elects to participate in the Plan, his or her policy benefits can be used to purchase Citizens Class A common stock under the Plan. There is a risk our Class A common stock price could be negatively impacted by a decrease in our policyholders’ participation in the Plan. If fewer policyholders elect to participate in the Plan, or our international premium collections were to decrease as a result of regulatory, economic, or marketing impediments, the participation in the Plan could decrease and our Class A common stock price could be negatively impacted.
Control of our Company, through the ownership of our Class B Common Stock, may be held by a 501(c)(3) charitable foundation established by our Founder and we cannot determine whether any change in our management, operations, or operating strategies will occur as a result of such an ownership change.
Harold E. Riley, our Founder, Chairman and CEO, is the beneficial owner of 100% of the Citizens Class B common stock, which is held in the name of the Harold E. Riley Trust (“Trust”), of which he serves as Trustee. Citizens’ Class A and Class B common stock are identical in all respects, except the Class B common stock elects a simple majority of the Board and receives one-half of any cash dividends paid on a per share basis as the Class A shares. Therefore, Mr. Riley controls our Company. The Class A common stock elects the remainder of the Board. The Trust documents provide that upon Mr. Riley’s death, the Class B common stock will be transferred from the Trust to the Harold E. Riley Foundation, a charitable organization established under 501(c)(3) of the Internal Revenue Code (the “Foundation”). In addition, the Trust documents provide that Mr. Riley may at any time transfer the Class B common stock held by the Trust to the Foundation. It is unclear what, if any, changes would occur to our board, management structure, or corporate operating strategies as a result of different ownership of our Class B common stock.
There are a substantial number of our issued shares of Class A common stock eligible for future sale in the public market. The sale of these shares could cause the market price of our Class A common stock to fall.
There were 48,686,759 shares of our Class A common stock issued as of December 31, 2010. Our executive officers, directors and management owned approximately 4,580,000 shares of our Class A common stock as of December 31, 2010, representing approximately 9% of our then outstanding Class A common stock. Almost all of these shares have been registered for public resale and generally may be sold freely. In the event of a sale of some or all of these shares or the perceived sale of these shares, the market price of our Class A common stock could fall substantially.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
Our Class A common shareholders do not control us and have a limited ability to influence our business policies and corporate actions and are not by themselves able to elect any of our directors.
It is difficult for Class A common shareholders to elect any of our directors or otherwise exert any significant influence over our business. The sole holder of our outstanding Class B common stock is entitled to elect a simple majority of our board of directors and therefore controls us. All of our Class B common stock is currently owned by the Harold E. Riley Trust, of which Harold E. Riley, our founder, Chairman of the Board and Chief Executive Officer, is the sole trustee. Additionally, Harold E. Riley beneficially owns approximately 7% of the issued shares of our Class A common stock.
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
State insurance laws generally require prior approval of a change in control of an insurance company. Generally, such laws provide that control over an insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the insurer. In considering an application to acquire control of an insurer, an insurance commissioner generally will consider such factors as the experience, competence and financial strength of the proposed acquirer, the integrity of the proposed acquirer’s board of directors and executive officers, the proposed acquirer’s plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition. In addition, a person seeking to acquire control of an insurance company is required in some states to make filings prior to completing an acquisition if the acquirer and the target insurance company and their affiliates have sufficiently large market shares in particular lines of insurance in those states. These state insurance requirements may delay, deter or prevent our ability to complete an acquisition.
We have never paid any cash dividends on our Class A common stock and do not anticipate doing so in the foreseeable future.
We have never paid cash dividends on our Class A common stock, as it is our policy to retain earnings for use in the operation and expansion of our business. We do not expect to pay cash dividends on our Class A common stock for the foreseeable future.

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
We are a defendant in a lawsuit filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Delia Bolanos Andrade, et al., Plaintiffs, v. Citizens Insurance Company of America, et al., Defendants in which a class was originally certified by the trial court and reversed by the Texas Supreme Court in 2007 with an order to the trial court to conduct further proceedings consistent with its ruling. The underlying lawsuit alleged that certain life insurance policies CICA made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. On December 9, 2009, the trial court denied the recertification of the class after conducting additional proceedings in accordance with the Texas Supreme Court’s ruling. The remaining plaintiffs must now proceed individually, and not as a class, if they intend to pursue their cases against us. We intend to maintain a vigorous defense in any remaining proceedings.
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

Item 4.	(Reserved)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Market Information
Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CIA.
Quarterly high and low closing prices per share of our Class A common stock as reported by the NYSE are shown below.

	2010		2009
Quarter Ended	High	Low	High	Low
March 31	$7.27	5.90	$9.65	6.32
June 30	7.31	6.43	7.98	6.08
September 30	7.17	6.55	7.20	5.59
December 31	7.59	6.84	6.83	5.80
Equity Security Holders
The number of stockholders on record on March 8, 2011 was as follows:
•	Class A Common Stock — 90,082
•	Class B Common Stock — 1
We have never paid cash dividends on our Class A or B common stock and do not expect to pay cash dividends in the foreseeable future. For restrictions on our present and future ability to pay dividends, see Note 6 of the “Notes to Consolidated Financial Statements.”
We did not purchase any of our equity securities during any quarter in 2008, 2009 or 2010.
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

Item 6.	SELECTED FINANCIAL DATA
The following table presents selected financial data of the Company. This should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.

	Years ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Operating items
Insurance premiums	$152,052	147,280	141,297	136,748	124,626
Net investment income	30,077	29,602	30,478	30,743	26,975
Realized gains (losses)	8,012	8,040	(23,812)	(94)	1,286
Change in fair value of warrants	232	3,154	(2,662)	828	(244)
Total revenues	191,181	188,980	146,673	169,637	154,189
Net income (loss)	15,511	17,340	(15,707)	16,557	8,677
Balance sheet data
Total assets	986,506	927,326	832,276	787,909	711,184
Total liabilities	758,872	711,251	653,022	597,532	558,690
Total stockholders’ equity	227,634	216,075	171,541	176,157	139,611
Life insurance in force	5,115,662	4,997,043	4,666,848	4,538,202	4,382,530
Per share data
Book value per share	4.58	4.35	3.68	4.00	3.38
Basic and diluted earnings (loss) per Class A share	0.32	0.31	(0.42)	0.35	0.16
See Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information that may affect the comparability of the financial data contained in the above table.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the consolidated financial condition and consolidated results of operations of the Company. It is intended to be a discussion of certain key financial information regarding the Company and should be read in conjunction with the Consolidated Financial Statements and related Notes to this report on Form 10-K.
Overview
We conduct operations as an insurance holding company emphasizing ordinary life insurance products in niche markets where we believe we can achieve competitive advantages. As an insurance provider, we collect premiums on an ongoing basis to pay future benefits to our policy and contract holders. Our core operations include issuing:
•	whole life insurance;

•	endowments;

•	credit insurance;

•	final expense; and

•	limited liability property policies.
Life Insurance. For over the past 30 years, CICA and its predecessors have accepted policy applications from foreign nationals for U.S. Dollar-denominated ordinary whole life insurance and endowment policies. We make our insurance products available using third-party marketing organizations and independent marketing consultants.
Through the domestic market of our Life Insurance segment, we provide ordinary whole life, credit life insurance, and final expense policies to middle income families and individuals in certain markets in the mid-west and southern U.S. The majority of our revenues are the result of acquisitions of domestic life insurance companies since 1987.
Home Service Insurance. We provide final expense ordinary life insurance to middle and lower income individuals in Louisiana, Mississippi and Arkansas. Our policies in this segment are sold and serviced through a home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders, and through networks of funeral homes who collect premiums and provide personal policyholder service.
The Company derives its revenues principally from 1) premiums earned for insurance coverages provided to insureds; 2) net investment income; and 3) net realized capital gains and losses.
Profitability of our operations depends heavily upon the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, management of claims, use of reinsurance, the size of our in force block, actual mortality and morbidity experience, and our ability to manage our expense ratio, which we accomplish through economies of scale and management of acquisition costs and other underwriting expenses.
Pricing adequacy depends on a number of factors, including the ability to obtain regulatory approval for rate changes, proper evaluation of underwriting risks, the ability to project future losses based on historical loss experience adjusted for known trends, the Company’s response to competitors, and expectations about regulatory and legal developments and expense levels. The Company seeks to price our insurance policies such that insurance premiums and future net investment income earned on premiums received will cover underwriting expenses and the ultimate cost of paying claims reported on the policies and provide for a profit margin. For many of our insurance products, the Company is required to obtain approval for the premium rates from state insurance departments. The profitability of fixed annuities, riders and other “spread-based” product features depends largely on the Company’s ability to earn target spreads between earned investment rates on assets and interest credited to policyholders.
The investment return, or yield, on invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before benefits are paid. The majority of the Company’s invested assets have been held in available-for-sale securities, including, among other asset classes, corporate bonds, municipal bonds, and government obligation bonds.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The primary investment objective for the Company is to maximize economic value, consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient after-tax income to meet policyholder and corporate obligations. The Company maintains a conservative investment strategy that may vary based on a variety of factors including business needs, regulatory requirements and tax considerations.
Marketplace Conditions and Trends
Described below are some of the significant trends affecting the life insurance industry and the possible effects they may have on our future operations.
•
As an increasing percentage of the world population reaches retirement age, we believe we will benefit from increased demand for living products rather than death products, as aging baby boomers will require cash accumulation to pay expenses to meet their lifetime needs. Our ordinary life products are designed to accumulate cash values to provide for living expenses in a policy owner’s later years, while continuously providing a death benefit.

•
We believe there is a trend toward consolidation of domestic life insurance companies, due to significant losses incurred by the life insurance industry as a result of the credit crisis and recent economic pressures, as well as increasing costs of regulatory compliance for domestic life insurance companies. We believe this trend should be a benefit to our acquisition strategy as more complementary acquisition candidates may become available for us to consider.

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

•
While our management has more than 40 years of experience in writing life insurance policies for foreign residents, changes related to foreign government laws and regulations and application of them, along with currency controls affecting our foreign resident insureds could adversely impact our revenues, results of operations and financial condition.

Recent Acquisitions
In 2008, the Company acquired ONLIC, an Arkansas domiciled life company. This entity provided an Arkansas field force of home service agents and funeral homes selling pre-need and final expense policies and was merged into SPLIC as of December 31, 2009, and is included in the Home Service segment. In the first quarter of 2009, the Company completed its acquisition of Integrity Capital Corporation (“ICC”). ICC is the parent of Integrity Capital Insurance Company (“ICIC”), an Indiana life insurance company that is included in the Life Insurance segment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Results of Operations
Insurance revenues are primarily generated from premium revenues and investment income. In addition, realized gains and losses on investment holdings can significantly impact revenues from year to year.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Revenues:
Premiums:
Life insurance	$145,665	141,001	134,953
Accident and health insurance	1,577	1,531	1,580
Property insurance	4,810	4,748	4,764
Net investment income	30,077	29,602	30,478
Realized gains (losses), net	8,012	8,040	(23,812)
Decrease (increase) in fair value of warrants	232	3,154	(2,662)
Other income	808	904	1,372

Total revenues	191,181	188,980	146,673
Exclude increase (decrease) in fair value of warrants	(232)	(3,154)	2,662

Total revenues excluding fair value adjustments of warrants outstanding	$190,949	185,826	149,335

Premium Income. Premium income derived from life, accident and health, and property insurance sales, increased 3.2% during 2010 to $152.1 million from $147.3 million in 2009. The increase resulted primarily from renewal premiums, which totaled $127.1 million, $123.2 million and $116.6 million in 2010, 2009 and 2008, respectively. Endowment sales represent a significant portion of new business sales internationally, as these products have gained in popularity over the past several years. In addition, most of our life insurance policies contain a policy loan provision, which allows the policyholder to use cash value of a policy to pay premiums. The policy loan asset balance increased 10.9% year over year.
Net Investment Income. Net investment income increased $0.5 million with $30.1 million in 2010 compared to $29.6 million in 2009, primarily reflecting higher average invested balances as a result of investment of new premium revenue, partially offset by lower interest rates.
Net investment income performance is summarized as follows.

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except for %)

Net investment income	$30,077	29,602	30,478
Average invested assets, at amortized cost	$696,134	622,699	583,286
Yield on average invested assets	4.32%	4.75%	5.23%
Investment yields have declined over the past several years, as the Company experienced significant calls by issuers of fixed maturity securities and those proceeds were reinvested into new securities yielding lower returns as the market rates declined. In the current low yield environment, we anticipate investment income will decline despite the higher invested asset balances.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
We continue to invest in bonds of U.S. Government-sponsored enterprises, such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Association (“FHLMC”), due to our conservative investment strategy of investing in high quality issuers. The Company increased holdings in corporate and municipal bonds during the current year and over 87.1% of total investment income in 2010 was attributable to the Company holdings of fixed maturity securities. Policy loan income increased in the current year due to the growth in the asset balance, as policyholders utilized the policy loan feature to pay premiums and keep policies in force.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Gross investment income:
Fixed maturity securities	$26,829	25,921	27,536
Equity securities	713	1,056	1,027
Mortgage loans	101	50	28
Policy loans	2,704	2,444	2,105
Long-term investments	246	465	39
Other	207	507	357

Total investment income	30,800	30,443	31,092
Less investment expenses	(723)	(841)	(614)

Net investment income	$30,077	29,602	30,478

Income related to equity securities declined in the current year due to the fact the Company disposed of a significant number of these securities during the year, resulting in lower investment income from dividends. The majority of the disposed securities had been previously impaired. Other investment income for the year ended December 31, 2009 included a legal settlement of $0.2 million in connection with a defaulted bond investment.
Realized Gains (Losses) on Investments. During the current year, the Company realized net gains of $1.7 million on security sales that were primarily below investment-grade quality and related to assets of an acquired entity. In 2010 and 2009, the Company sold equity mutual funds, which were previously impaired, and realized gains of $6.4 million and $4.9 million, respectively. The Company also sold a number of fixed maturity investments in 2009, resulting in a total gain of $8.0 million.
Included in this component are other-than-temporary impairments on securities recorded related to credit losses. One security which had been previously impaired was written down with a charge to income of $27,000 during 2010. In 2009, the Company recorded $0.3 million in realized losses related to other-than-temporary impairments due to market declines and issuer credit deterioration. In 2008, the Company recognized other-than-temporary impairment write-downs of $23.5 million on its holdings of equity mutual funds. In addition, we also impaired two bonds due to credit quality, recognizing a realized loss of $0.3 million.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Realized gains (losses) are as follows:

	Years ended December 31,
	2010	2009	2008
	(In thousands)
Realized gains (losses):
Sales, calls and maturities:
Fixed maturities	$753	2,705	(2)
Equity securities	7,343	5,292	—
Property and equipment	(8)	323	(4)
Other long-term investments	(49)	16	18

Net realized gains (losses)	8,039	8,336	12

Other-than-temporary impairments:
Fixed maturities	(27)	(103)	(288)
Equity securities	—	(193)	(23,536)

Realized loss on OTTI	(27)	(296)	(23,824)

Net realized gains (losses)	$8,012	8,040	(23,812)

Decrease (Increase) in Fair Value of Warrants. Because the market value of our Class A common stock decreased during 2010 and 2009, we recognized a gain on the decrease in fair value of warrants of $0.2 million and $3.2 million, compared to a loss of $2.7 million in 2008. The gains in 2010 and 2009 were directly related to the decrease in the price of our Class A common stock. The warrant liability is calculated using the Black-Scholes option pricing model, which projects the future value of the warrants when they expire in July 2011 and 2012. Current accounting standards require the change in the value of the warrant liability be recorded as a component of revenues. When the liability increases we incur a loss, and when the liability decreases we recognize income. The warrant liability is not anticipated to have an effect on the Company’s cash flows, as the Company expects the warrants will either be exercised and converted into our Class A common stock in July 2012, or sooner, at the election of the warrant holders, or expire.
Benefits and expenses are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$61,038	59,988	56,253
Increase in future policy benefit reserves	46,420	40,790	37,117
Policyholders’ dividends	7,485	6,680	6,865

Total insurance benefits paid or provided	114,943	107,458	100,235
Commissions	36,585	35,536	35,984
Other underwriting, acquisition and insurance expense	27,057	28,340	28,611
Capitalization of deferred policy acquisition costs	(27,960)	(27,132)	(29,234)
Amortization of deferred policy acquisition costs	17,840	20,678	20,775
Amortization of cost of customer relationships acquired and other intangibles	3,086	3,494	2,897

Total benefits and expenses	$171,551	168,374	159,268

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Claims and Surrenders. As noted in the table below, claims and surrenders increased 1.8% from $60.0 million in 2009 to $61.0 million in 2010. The 2010 increase primarily related to an increase in endowment benefits, as well as an increase in other policy benefits, which is mostly interest on other policyholder liabilities. These policy related interest bearing liabilities increased $7.3 million in 2010 over 2009.

	Years ended December 31,
	2010	2009	2008
	(In thousands)
Death claims	$22,670	22,494	22,529
Surrender expenses	19,727	19,666	15,222
Endowment benefits	14,499	14,079	13,814
Property claims	1,578	1,590	2,657
Accident and health benefits	608	437	427
Other policy benefits	1,956	1,722	1,604

Total claims and surrenders	$61,038	59,988	56,253

•	The Company monitors death claims based upon expectations. The claims experience has remained relatively consistent over the last three years. These values may routinely fluctuate from year to year.
•
Policy surrenders increased in 2010 and 2009 compared to 2008, but remained at a level that represents approximately 0.4% of direct insurance inforce. The increase in surrender expense is primarily related to our international business and is expected to increase over time due to the aging of this block of business. A significant portion of surrenders relates to policies that have been in force over fifteen years and no longer have a surrender charge associated with them. Total direct insurance inforce reported in 2010 was $4.5 billion, and in 2009 was $4.4 billion compared to $4.3 billion in 2008.

•
Endowment benefits increased in each of the last three years. We have a series of international policies that carry an immediate endowment benefit of an amount elected by the policy owner. These benefits have been popular in the Pacific Rim and Latin America, where the Company has experienced increased interest in our guaranteed products in recent years. Like policy dividends, endowments are factored into the premium and, as such, the increase has no impact on profitability. The Company expects these benefits to continue to increase as this block of business increases.

•	Property claims remained consistent in 2010 with the amount reported for 2009. In 2008, Hurricanes Gustav and Ike swept through Louisiana resulting in an increase in property claims of $800,000.
Reserves. The change in future policy benefit reserves has increased over the past several years. Sales of certain endowment products, which build reserves at a much higher rate, have gained popularity in our international markets and have contributed to the increasing reserves over the past several years. Endowment sales totaled approximately $9.4 million, $8.5 million and $7.4 million in 2010, 2009 and 2008, respectively.
Policyholder Dividends. The Company issues long duration participating policies to foreign residents that are expected to pay dividends to policyholders based upon actual experience. Policyholder dividends are factored into the premiums and have no impact on profitability.
Commissions. Commission expense fluctuates in a direct relationship to new and renewal insurance premiums.
Underwriting, Acquisition and Insurance Expense. Underwriting, acquisition and insurance expenses decreased over the past several years as management has eliminated inefficiencies and improved processes. The decrease year to year was primarily related to lower audit and consulting fees.
Deferred Policy Acquisition Costs. Capitalized deferred policy acquisition costs (“DAC”) were $28.0 million, $27.1 million and $29.2 million in 2010, 2009 and 2008. These costs will vary based upon new and renewal business. Significantly lower amounts are capitalized related to renewal business. Amortization of deferred policy acquisition costs has decreased from the 2009 level of $20.7 million to $17.8 million in 2010, as policy persistency improved. Amortization amounts increased in 2009 to $20.7 million compared to $20.8 million in 2008 due to policy surrenders the Company experienced in the latter part of 2008 and throughout 2009.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Cost of Customer Relationships Acquired and Other Intangibles. The 2009 increase related primarily to the ICC acquisition and greater amortization due to the increase in lapses on this new block of business.
Federal Income Tax. Federal income tax expense was $4.1 million, $3.3 million and $3.1 million in 2010, 2009 and 2008, respectively, resulting in effective tax rates of 20.9%, 15.8% and 24.7%, respectively. The Company established a tax valuation allowance related to other-than-temporary impairment (“OTTI”) losses on its mutual funds of $6.9 million in 2008. The establishment of the valuation allowance had the effect of increasing tax expense. In 2009, $2.8 million of this allowance was released as a reduction of tax expense primarily due to the sale of approximately 42% of the mutual fund portfolio in 2009. The remaining $2.5 million valuation allowance was released in 2010, as the Company sold investments at a gain that enabled it to realize the tax basis losses, thereby making the valuation allowance no longer necessary. In addition, the fair value change related to outstanding warrants of $0.2 million reported as an increase in revenues in 2010 and $3.2 million in 2009 compared to a decrease in revenues of $2.7 million in 2008, which was not taxable and also impacted the corporate tax rate.
Segment Operations
The Company has three reportable segments: Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises. These segments are reported in accordance with U.S. GAAP. The Company evaluates profit and loss performance based on net income before Federal income taxes.

		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Total
	(In thousands)
Income (loss) before Federal income tax :
For the year ended December 31:
2010	$13,909	6,723	(1,002)	19,630
2009	10,472	9,245	889	20,606
2008	712	(8,955)	(4,352)	(12,595)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Life Insurance
Our Life Insurance segment consists of issuing primarily ordinary whole life insurance in U.S. Dollar-denominated amounts to foreign residents in approximately 30 countries through over 2,400 independent marketing consultants, and domestically through 275 independent marketing firms and consultants throughout the United States.

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Revenue:
Premiums	$109,985	105,997	102,030
Net investment income	16,523	16,667	17,015
Realized gains (losses), net	6,590	1,100	(13,882)
Other income	650	340	330

Total revenue	133,748	124,104	105,493

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	41,040	41,277	36,241
Increase in future policy benefit reserves	42,619	36,043	34,246
Policyholders’ dividends	7,414	6,594	6,714

Total insurance benefits paid or provided	91,073	83,914	77,201

Commissions	21,899	21,146	21,589
Other underwriting, acquisition and insurance expenses	10,947	10,167	10,866
Capitalization of deferred policy acquisition costs	(21,398)	(20,975)	(22,922)
Amortization of deferred policy acquisition costs	16,185	17,861	17,076
Amortization of cost of customer relationships acquired and other intangibles	1,133	1,519	971

Total benefits and expenses	119,839	113,632	104,781

Income before Federal income tax	$13,909	10,472	712

Premiums. Premium revenues increased for 2010 compared to 2009 and 2008, primarily due to higher renewal premiums, which have been trending up as this block of insurance ages. In addition, sales from Venezuela, Taiwan, Colombia and Ecuador represented the majority of the first year premium increase.
Life Insurance premium breakout is detailed below.

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Premiums:
First year	$16,630	16,294	18,020
Renewal	93,355	89,703	84,010

Total premium	$109,985	105,997	102,030

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Net Investment Income. Net investment income decreased to $16.5 million in 2010 compared to $16.7 million and $17.0 million in 2008. The decrease is related to lower investment rates available in 2010 on new business funds invested, as well as on reinvested funds caused by the significant call activity the Company experienced in the last two years. Approximately $263.6 million and $215.0 million in bonds matured or were called by issuers in 2010 and 2009 on a total life segment portfolio of $346.2 million and $289.6 million.
Realized Gains (Losses), Net. Realized gains of $6.6 million were recognized in 2010, due primarily to disposals of previously impaired equity mutual funds. Realized gains totaled $1.1 million in 2009 resulting from sales of available-for-sale fixed income securities, compared to realized losses of $13.9 million in 2008, primarily resulting from other-than-temporary impairments recognized on equity mutual fund holdings in 2008.
A breakout of claims and surrender benefits is detailed below:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)

Death claims	$7,278	7,986	7,147
Surrender expenses	17,354	17,672	13,770
Endowment benefits	14,473	14,051	13,877
Accident and health benefits	443	288	290
Other policy benefits	1,492	1,280	1,157

Total claims and surrenders	$41,040	41,277	36,241

Endowment benefits have increased due to overall increase of endowment product sales in the past several years. Other policy benefits includes most notably interest credited on policy funds and dividends and coupons left on deposit at interest.
Other Underwriting, Acquisition and Insurance Expenses. The operating expenses increased from 2009 to 2010, due to renegotiating our agreement with Texas International Life Insurance Company (“TILIC”) whereby we paid $0.2 million, and an increase in credit card processing fees of approximately $0.2 million, as an increased number of policyholders are using our credit card payment option. The operating expenses have declined from 2008 to 2009 due to lower expenses related to staffing reductions, accountants and other consultants. The Company monitors all operating expenses and continues to seek efficiencies in our operations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Home Service Insurance
Our Home Service Insurance segment provides pre-need and final expense ordinary life insurance and annuities to middle and lower income individuals primarily in Louisiana, Mississippi and Arkansas. Our policies in this segment are sold and serviced through funeral homes and a home service marketing distribution system utilizing approximately 600 employee and independent agents.

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Revenue:
Premiums	$42,067	41,283	39,267
Net investment income	13,008	12,680	12,654
Realized gains (losses), net	1,475	6,562	(9,948)
Other income	82	101	273

Total revenue	56,632	60,626	42,246

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	19,998	18,711	20,012
Increase in future policy benefit reserves	3,801	4,747	2,871
Policyholders’ dividends	71	86	151

Total insurance benefits paid or provided	23,870	23,544	23,034

Commissions	14,686	14,390	14,395
Other underwriting, acquisition and insurance expenses	14,307	14,812	14,459
Capitalization of deferred policy acquisition costs	(6,562)	(6,157)	(6,312)
Amortization of deferred policy acquisition costs	1,655	2,817	3,699
Amortization of cost of customer relationships acquired and other intangibles	1,953	1,975	1,926

Total benefits and expenses	49,909	51,381	51,201

Income (loss) before Federal income tax	$6,723	9,245	(8,955)

Premiums. The premium increases were due to enhanced marketing efforts to promote the Home Service segment, as well as a SPFIC rate increase that was effective in the latter part of 2009. The Company has received approval for an additional rate increase for SPFIC of approximately 5.7% that became effective January 1, 2011.
Net Investment Income. The current year increase was due to the increased size of the asset portfolio provided by new business sales and income earned on the portfolio. The Company experienced significant call activity beginning in the second quarter of 2009, which depressed our investment income and lowered portfolio yields. Call activity was again significant in the latter part of the second quarter of 2010, which resulted in a further reduction of investment income The 2009 results included a one-time positive adjustment from a legal settlement of $0.2 million related to a defaulted bond.
Realized Gains (Losses), Net. Gains of $1.5 million in 2010 relate primarily to sales of below investment grade securities that were added to the portfolio as part of an acquisition and had been previously impaired. Gains reported in 2009 totaled $6.6 million compared to losses of $9.9 million in 2008. The net gains in 2009 related primarily to sales of equity mutual funds that had been previously impaired. The impairments in 2008 relating to equity mutual funds totaled $9.9 million relative to the Home Service segment. Additional impairments of $0.3 million were recorded in 2009 due to further declines in fair values relating to credit issues.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Claims and Surrenders. Death claims vary from year to year, but were within expected actuarial expectations. Surrenders have been increasing as the Home Service block grows. The results in 2008 included incurred claims from Hurricanes Ike and Gustav totaling $0.8 million.
A breakout of claims and surrender benefits is detailed below.

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)

Death claims	$15,392	14,508	15,382
Surrender expenses	2,374	1,994	1,452
Endowment benefits	26	28	(63)
Property claims	1,578	1,590	2,657
Accident and health benefits	165	149	137
Other policy benefits	463	442	447

Total claims and surrenders	$19,998	18,711	20,012

Increase in Future Policy Benefit Reserves. The reserves in 2009 included a decrease of $0.4 million resulting from a correction related to Ozark National Life Insurance Company, which was acquired in 2008.
Other Underwriting, Acquisition and Insurance Expenses. The decrease in 2010 was related to a reduction in premium taxes due to the utilization of larger tax credits and a reduction in salary expenses as part of a staff reduction plan.
Other Non-Insurance Enterprises
Overall, other non-insurance operations are relatively immaterial to the consolidated results, except for the fair value adjustment related to the Company’s warrants to purchase Class A common stock. The fair value adjustment as of December 31, 2010 was $0.2 million, which was recorded as revenue, compared to revenue of $3.2 million recorded for 2009 and a reduction of revenue of $2.7 million in 2008. These amounts fluctuate due to the movement in our Class A common stock price and fair value calculation using the Black-Scholes valuation model.
Investments
The administration of our investment portfolios is handled by our management, pursuant to board-approved investment guidelines, with all trading activity approved by a committee of the respective boards of directors of our insurance company subsidiaries. The guidelines used require that bonds, both government and corporate, are of high quality, investment grade and comprise a majority of the investment portfolio. State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, real estate, mortgage loans and real estate within certain specified percentages. The assets selected are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets.

	December 31, 2010		December 31, 2009
		Percent of Total		Percent of Total
	Carrying Value	Carrying Value	Carrying Value	Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities:
U.S. Government-sponsored corporations and U.S. Government agencies	$378,012	48.7%	$399,626	55.6%
Mortgage-backed (1)	14,808	1.9	19,452	2.7
Corporate	161,298	20.8	116,098	16.1
Municipal bonds (2)	101,719	13.1	57,192	7.9
Foreign governments	132	—	120	—

Total fixed maturity securities	655,969	84.6	592,488	82.3
Cash and cash equivalents	49,723	6.4	48,625	6.8
Short-term investments	—	—	2,510	0.3
Other investments:
Policy loans	35,585	4.6	32,096	4.5
Equity securities	23,304	3.0	33,477	4.6
Mortgage loans	1,489	0.2	1,533	0.2
Real estate and other long-term investments	9,348	1.2	9,216	1.3

Total cash, cash equivalents and investments	$775,418	100.0%	$719,945	100.0%

(1)	Includes $13.2 million and $16.2 million of U.S. Government agencies and government-sponsored enterprises in 2010 and 2009, respectively.

(2)	Includes $53,979,000 of securities guaranteed by third parties for the year ended December 31, 2010.
The current year decline in U.S. government-sponsored securities is due to call activity from this sector and reinvestment into fixed maturity bond categories. The Company has increased investments in the current year in municipals primarily related to Build America taxable bonds and corporate issuer holdings in the utility sector.
At December 31, 2010, investments in fixed maturity and equity securities were 87.6% of our total cash, and cash equivalents and investments. All of our fixed maturities were classified as either available-for-sale or held-to-maturity securities at December 31, 2010. We had no fixed maturity or equity securities that were classified as trading securities at December 31, 2010 or 2009.
The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value.

	December 31, 2010		December 31, 2009
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)
AAA and U.S. Government	$428,194	65.3%	$442,160	74.2%
AA	59,454	9.1	26,613	4.9
A	73,341	11.2	69,934	11.8
BBB	84,489	12.9	48,311	8.2
BB and other	10,491	1.5	5,470	0.9

Totals	$655,969	100.0%	$592,488	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
As noted, the Company held municipal securities with third party guarantees. Detailed below is a presentation by rating.

	December 31, 2010
	Carrying Value	Carrying Value
	with Third Party	without Third Party
	Guarantees	Guarantees
	(In thousands)
AAA	$31,974	$19,490
AA	42,602	43,663
A	17,158	26,181
BBB	4,700	6,624
BB and other	5,285	5,761

Totals	$101,719	$101,719

The credit rating distribution has changed in the current year as AAA government-sponsored issues were called during the year and reinvested in municipal and corporate bond holdings with ratings of AA and BBB. The Company purchases exclusively investment grade securities, and the increase in the below investment grade category is due to municipals that were rated investment grade at December 31, 2009 and as of December 31, 2010 were no longer rated.
The Company experienced a significant amount of maturities and call activity relative to the fixed income portfolio, with $387.4 million reported in 2010 compared to $292.7 million and $162.3 million in 2009 and 2008. As interest rates declined over the past two years, issuers called those holdings and the Company reinvested into lower yielding securities. The gross investment yield on the fixed maturity securities portfolio dropped approximately 40 basis points from 2009 compared to 2010. We expect lower yields on our investment portfolio due to the current low interest rate environment.
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
When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company is required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment will be separated into the following: a) the amount representing the credit loss; and b) the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment. The new amortized cost is not adjusted for subsequent recoveries in fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
With the exception of SPLIC, virtually all of our subsidiaries fixed maturity investments are in U.S. Government or U.S. Government-sponsored enterprises or U.S. Government instruments. SPLIC has significant investments in corporate and municipal bonds. An additional impairment of $27,000 was recorded in 2010 to write a security down to zero carrying value. In 2009, the Company impaired three bonds for $0.1 million and a number of common stocks totaling $0.2 million. These 2009 impairments resulted from declines due to credit quality of the issuers and have been reflected as a realized loss in the accompanying income statement. The Company impaired two bonds totaling $0.3 million during 2008, because the Company did not expect these securities to recover in value. The Company recorded other-than-temporary impairment charges on its mutual fund equity securities in 2008 in the amount of $23.5 million because the Company did not expect these securities to recover in value in the near term. Based upon our emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. Government-sponsored corporations and our analysis of whether declines in fair value below cost are temporary or other-than-temporary, management believes that our investments in fixed maturity investments at December 31, 2010 were not impaired, and no additional other-than-temporary losses need to be recorded.
Gross unrealized losses on fixed maturities available-for-sale amounted to $13.7 million as of December 31, 2010 and $9.7 million as of December 31, 2009. This increase was primarily due to a lower interest rate environment, which put downward pricing pressure on the fair values of our U.S. Government, municipal and agency bonds. There were no gross unrealized losses on equity securities as of December 31, 2010. In 2010 and 2009, the Company sold equity mutual fund holdings from the Life and Home Service segments and recorded realized gains of $6.4 million and $4.9 million due to market recovery since impairment at December 31, 2008. Information on unrealized gains and losses by category is set forth in our consolidated financial statements, Note 2 — Investments, in the “Notes to the Consolidated Financial Statements.”
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
We believe we have established appropriate reinsurance coverage based upon our net retained insured liabilities compared to our surplus.
The effect of reinsurance on premiums is as follows:

	Years ended December 31,
	2010	2009	2008
	(In thousands)
Direct premiums	$159,119	155,727	151,077
Reinsurance assumed	1,553	1,416	1,459
Reinsurance ceded	(8,620)	(9,863)	(11,239)

Net premiums	$152,052	147,280	141,297

Our insurance subsidiaries monitor the solvency of their reinsurers in seeking to minimize the risk of loss in the event of default by a reinsurer. The primary reinsurers of our insurance subsidiaries are large, well capitalized entities.
The effect of reinsurance on life insurance in force is as follows:

	Years ended December 31,
	2010	2009	2008
	(In millions)
Direct written life insurance inforce	$4,452	4,432	4,322
Reinsurance assumed	1,045	928	647
Reinsurance ceded	(381)	(363)	(302)

Net life insurance inforce	$5,116	4,997	4,667

Virtually all of the Company’s non-credit accident and health insurance has been reinsured and is administered by Texas International Life Insurance Company (“TILIC”), an unaffiliated party. The reinsurance recoverables under this agreement are collateralized by assets held in a trust for the benefit of the reinsured policies.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
The Company monitors the credit ratings of our life and property reinsurers. The ratings by A.M. Best Company range from B+ (Good) to A+ (Superior).
SPFIC elected to increase the amount of first and second event catastrophe reinsurance in 2006 to $10.0 million per event from $7.1 million and raise its retention level to $500,000 per event from $250,000, after the negative effects from Hurricane Katrina in 2005. Thus, the first $500,000 of incurred claims and any claims in excess of $10.0 million were SPLIC’s responsibility. The same reinsurance levels were in place for 2008 through 2010. The reinsurance premium for first event catastrophe reinsurance was $1,130,000, $1,075,000 and $750,000 in 2010, 2009 and 2008, respectively. In 2008, SPFIC also paid reinsurance premiums in the amount of $478,000 for second and third event coverage due to Hurricanes Gustav and Ike in 2008.
Liquidity and Capital Resources
Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.
Our liquidity requirements are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate investments to provide cash flow, but in 2008 SPFIC needed to sell $237,000 of bonds because of liquidity needs as a result of Hurricanes Gustav and Ike. There were no such liquidity issues in 2010 or 2009. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. See Note 8 of the “Notes to Consolidated Financial Statements” for a table disclosing our contractual obligations.
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
Cash flows from our insurance operations historically have been sufficient to meet current needs. Cash flows from operating activities were $60.5 million, $52.1 million and $46.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments, which totaled $387.4 million, $292.7 million and $162.3 million in 2010, 2009 and 2008. These cash flows, for the most part, are reinvested in fixed income securities. Net cash outflows from investment activity totaled $62.1 million, $68.8 million and $14.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The outflows from investing activities for the year ended December 31, 2010, primarily related to the investment of excess cash and cash equivalents generated from operations during 2010. The Company’s cash flows from financing activities were $2.6 million in 2010, $1.5 million in 2009 and $10.6 million in 2008. In 2008, the Company received $9.4 million from capital contributions relating to our Series A-1 preferred stock.
Stockholders’ equity at December 31, 2010 was $227.6 million compared to $216.1 million at December 31, 2009. The 2010 increase was largely due to income earned during the period offset by a decrease in net unrealized gains on securities available-for-sale.
Investments increased to $725.7 million at December 31, 2010 from $671.3 million at December 31, 2009, resulting in an 8.1% increase, mainly due to the increase in fixed income holdings in the Company’s portfolio. The asset increased primarily from new and renewal premium income. Fixed maturities are categorized as fixed maturities available-for-sale, which are carried in our consolidated financial statements at fair value and held-to-maturity, which are carried at amortized cost. Fixed maturities available-for-sale were 79.3% of investments at December 31, 2010, and fixed maturities held-to-maturity were 11.1% of investments at December 31, 2010.
Policy loans comprised 4.9% of invested assets at December 31, 2010 compared to 4.8% at December 31, 2009. These loans, which are secured by the underlying policy values, have yields ranging from 5% to 12% and maturities that are related to the maturity or termination of the applicable policies. Management believes we maintain adequate liquidity despite the uncertain maturities of these loans.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Our cash balances at our primary depositories were significantly in excess of Federal Deposit Insurance Corporation coverage at December 31, 2010 and December 31, 2009. Management monitors the solvency of all financial institutions in which we have funds to minimize the exposure for loss. Management does not believe we are at significant risk for such a loss.
The NAIC has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). Risk-based capital factors the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company’s business to develop a minimum level of capital called “Authorized Control Level Risk-based Capital” and compares this level to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin. At December 31, 2010, all of our insurance subsidiaries were above the required minimum levels.
Two of our subsidiaries fell below the minimum RBC threshold at December 31, 2008. A capital contribution of $1.0 million was made to SPFIC during the first quarter of 2009. An additional $1.0 million capital contribution was made to SPFIC in the third quarter of 2009. A capital contribution of $1.0 million was also made to Ozark National Life Insurance Company (“ONLIC”) during the first quarter of 2009 due to its RBC ratio falling below 200% at December 31, 2008. The decline in SPFIC’s capital balance mainly resulted from hurricane losses in 2008 and an increase in operating expenses. The reduction in ONLIC’s capital balance resulted from declines in asset values of preferred and common stock holdings. These capital contributions increased the RBC ratios and RBC action plans were submitted to the relevant insurance departments. The capital balance of ONLIC was determined to be at the Company Action Level at March 31, 2009 due to continued declines relative to its investment holdings. The capital contributions made in 2009 increased the ratios as anticipated in action plans submitted to the appropriate state insurance departments. The Company received approval from the respective state insurance departments to merge ONLIC into SPLIC as of October 1, 2009. The capital contributions did not impact the overall consolidated financial position or results of operations of the Company. All insurance subsidiaries were above the RBC minimums at December 31, 2010.
Due to a decline in statutory surplus, CNLIC no longer met minimum capital and surplus requirements as of June 30, 2010 in two states it is licensed in, Florida, deficient by approximately $0.4 million, and Mississippi, deficient by approximately $0.5 million. CNLIC currently maintains its Certificate of Authority, but voluntarily suspended sales in these states and its licenses were suspended. Life premiums collected in 2009 were $2,000 and $9,800 and in 2010 were $1,200 and $8,000 relating exclusively to policy renewals in Florida and Mississippi, respectively.
Effective September 1, 2010, CICA contributed 150,000 shares of Citizens, Inc. Class A common stock to CNLIC as a capital contribution. The contributed shares had a fair market contributed value of $1,032,000. These shares were subsequently purchased by Citizens, Inc., the ultimate parent, on September 13, 2010 for $1,041,000 cash. The transaction has been eliminated under consolidation accounting rules. Management is currently evaluating CNLIC’s operations and strategy for the future, but does not anticipate any material change relative to the consolidated financial condition of the Company.
Contractual Obligations and Off-balance Sheet Arrangements
The Company does not have off-balance sheet arrangements at December 31, 2010 and, therefore, does not expect any future effects on the Company’s financial condition related to any such arrangements. We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Additionally, a substantial portion of our international policyholders invest their policy cash dividends in our Class A common stock through our Stock Investment Plan (the “Plan”). Once a policyholder elects to participate in the Plan, their policy dividends are assigned to purchase Citizens Class A common stock. In 2010, this represented stock investment in the Company of approximately $23 million. If fewer policyholders elect to participate in the Plan, or if our international premium collections were to decrease as a result of regulatory or marketing impediments, the trading volume of our Class A stock may decline from its present levels.
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
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency did not exist as of December 31, 2010. Management believes that our policy liabilities and increase in future policy benefit reserves as of the years ended December 31, 2010, 2009 and 2008 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision. The relative stability of these assumptions and management’s analysis is discussed below.
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
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Management believes that our deferred policy acquisition costs and related amortization for the years ended December 31, 2010, 2009 and 2008 limits the amount of deferred costs to its estimated realizable value. This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
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
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next thirty years. The CCRA is then evaluated utilizing reasonable assumptions. Management believes that our CCRA and related amortization is recoverable for the years ended December 31, 2010, 2009 and 2008. This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.
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
Tax Accounting
A deferred tax asset or deferred tax liability is recorded only if a determination is made that is more-likely-than-not that the tax treatment on which the deferred tax item depends will be sustained in the event of an audit. These determinations inherently involve management’s judgment. In addition, the Company must record a tax valuation allowance with respect to deferred tax assets if it is more-likely-than-not that the tax benefit will not be realized. This valuation allowance is in essence a contra account to the deferred tax asset. Management must determine the portion of the deferred tax asset and resulting tax benefit that may not be realized based upon judgment of expected outcomes. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record a valuation allowance in future reporting periods. Such a charge could have a material adverse effect on our results of operations, financial condition and capital position.
Recent Accounting Pronouncements
See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1. Accounting Pronouncements.

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
Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised over 89.4% of our cash and investment portfolio as of December 31, 2010. These investments are mainly exposed to changes in U.S. Treasury rates. Our fixed maturities investments include U.S. Government-sponsored corporations, U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 60.0% of the fixed maturities we owned at December 31, 2010 are instruments of U.S. Government-sponsored enterprises, or are backed by U.S. Government agencies.

	December 31, 2010			December 31, 2009
			Net			Net
			Unrealized			Unrealized
	Amortized	Fair	Gains	Amortized	Fair	Gains
	Cost	Value	(Losses)	Cost	Value	(Losses)
	(In thousands)

Fixed maturities, available-for-sale	$578,412	575,737	(2,675)	389,195	385,579	(3,616)
Fixed maturities, held-to-maturity	80,232	79,103	(1,129)	206,909	199,676	(7,233)

Total fixed maturities	$658,644	654,840	(3,804)	596,104	585,255	(10,849)

Total equity securities	$19,844	23,304	3,460	25,899	33,477	7,578

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities. We assess interest rate sensitivity with respect to our fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100 basis point shifts in the prevailing interest rates.
The Company performs an analysis of fair values using 100 basis point upward and downward shifts in interest rates. The following table sets forth the potential amount of unrealized losses that could be caused by 100 basis point upward shifts on our fixed maturities investments as of the dates indicated. Declining interest rate scenarios are not reported due to the fact that current rates are low and we believe further declines are not probable. The Company’s portfolio has substantially been reinvested at the current lower rates due to the significant call activity experienced over the last several years.
Increases in Interest Rates
(In thousands)

	100 Basis Points	200 Basis Points	300 Basis Points

December 31, 2010	$(68,765)	(101,755)	(135,085)

December 31, 2009	$(49,599)	(97,573)	(132,425)

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
There are no fixed maturities or other investments that we classify as trading instruments. At December 31, 2010 and 2009, we had no investments in derivative instruments, nor does the Company have any subprime or CDO (collateralized debt obligation) risk.
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. However, our equity investments portfolio was less than 5% of our total investments at December 31, 2010. Thus, we believe significant decreases in the equity markets would have an immaterial impact on our total investment portfolio. (See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

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
(b) Management Report on Internal Control over Financial Reporting
Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2010.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting. The report is included in item 9A(d) of this annual report.
(c) Change in Internal Control over Financial Reporting
During 2010, there have been no changes in the Company’s internal controls over financial reporting that materially affect or are reasonably likely to affect the Company’s internal controls over financial reporting.
(d) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Shareholders of Citizens, Inc.:
We have audited Citizens, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citizens, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Citizens, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 of Citizens, Inc. and subsidiaries and our report dated March 11, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
March 11, 2011

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 9B.	OTHER INFORMATION
On March 10, 2011, the Company issued a news release (the “Release”) reporting, among other things, results for its fourth quarter 2010 earnings. A copy of the Release is furnished as Exhibit 99.1 to this Annual Report on Form 10-K. Citizens also announced that is would hold a conference call to discuss its financial results at 10:00 a.m. Central Standard Time on Friday, March 11, 2011.
PART III
Items 10, 11, 12, 13 and 14 of this Report incorporate by reference the information in our definitive proxy material under the headings “Election of Directors,” “Executive Officers,” “Executive Officer and Director Compensation,” “Stock and Principal Stockholders,” “Control of the Company,” and “Principal Accounting Fees and Services,” to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Citizens, Inc.:
We have audited the accompanying consolidated statements of financial position of Citizens, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audit also included the financial statement schedules II, III, and IV under Item 15 of the Index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
March 11, 2011

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position
December 31
(In thousands)

Assets	2010	2009

Investments:
Fixed maturities available-for-sale, at fair value (cost: $578,412 in 2010 and $389,195 in 2009)	$575,737	385,579
Fixed maturities held-to-maturity, at amortized cost (fair value: $79,103 in 2010 and $199,676 in 2009)	80,232	206,909
Equity securities available-for-sale, at fair value (cost: $19,844 in 2010 and $25,899 in 2009)	23,304	33,477
Mortgage loans on real estate	1,489	1,533
Policy loans	35,585	32,096
Real estate held for investment (less $1,017 and $913 accumulated depreciation in 2010 and 2009, respectively)	9,200	9,032
Other long-term investments	148	184
Short-term investments	—	2,510

Total investments	725,695	671,320

Cash and cash equivalents	49,723	48,625
Accrued investment income	7,433	7,455
Reinsurance recoverable	9,729	11,587
Deferred policy acquisition costs	125,684	115,570
Cost of customer relationships acquired	31,631	34,728
Goodwill	17,160	17,160
Other intangible assets	1,019	1,046
Federal income tax receivable	1,914	4,023
Property and equipment, net	7,101	6,018
Due premiums, net (less $1,568 and $1,644 allowance for doubtful accounts in 2010 and 2009, respectively)	8,537	8,960
Prepaid expenses	474	288
Other assets	406	546

Total assets	$986,506	927,326

(Continued)
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position, (Continued)
December 31
(In thousands, except share amounts)

Liabilities and Stockholders’ Equity	2010	2009
Liabilities:
Future policy benefit reserves:
Life insurance	$637,140	592,358
Annuities	42,096	37,882
Accident and health	5,910	6,399
Dividend accumulations	9,498	5,621
Premiums paid in advance	23,675	20,373
Policy claims payable	10,540	10,222
Other policyholders’ funds	8,191	8,105

Total policy liabilities	737,050	680,960
Commissions payable	2,538	2,434
Deferred federal and state income taxes	9,410	8,052
Payable for securities in process of settlement	—	6,000
Warrants outstanding	1,587	1,819
Other liabilities	8,287	11,986

Total liabilities	758,872	711,251

Commitments and contingencies (Notes 5 and 8)
Stockholders’ equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 51,822,497 shares issued and outstanding in 2010 and 2009, including shares in treasury of 3,135,738 in 2010 and 2009	256,703	256,703
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2010 and 2009	3,184	3,184
Accumulated deficit	(22,581)	(38,092)
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on securities, net of tax	1,339	5,291

	238,645	227,086
Treasury stock, at cost	(11,011)	(11,011)

Total stockholders’ equity	227,634	216,075

Total liabilities and stockholders’ equity	$986,506	927,326

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
For the Years ended December 31
(In thousands, except per share amounts)

	2010	2009	2008
Revenues:
Premiums:
Life insurance	$145,665	141,001	134,953
Accident and health insurance	1,577	1,531	1,580
Property insurance	4,810	4,748	4,764
Net investment income	30,077	29,602	30,478
Realized gains (losses), net	8,012	8,040	(23,812)
Decrease (increase) in fair value of warrants	232	3,154	(2,662)
Other income	808	904	1,372

Total revenues	191,181	188,980	146,673

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	61,038	59,988	56,253
Increase in future policy benefit reserves	46,420	40,790	37,117
Policyholders’ dividends	7,485	6,680	6,865

Total insurance benefits paid or provided	114,943	107,458	100,235
Commissions	36,585	35,536	35,984
Other underwriting, acquisition and insurance expenses	27,057	28,340	28,611
Capitalization of deferred policy acquisition costs	(27,960)	(27,132)	(29,234)
Amortization of deferred policy acquisition costs	17,840	20,678	20,775
Amortization of cost of customer relationships acquired and other intangibles	3,086	3,494	2,897

Total benefits and expenses	171,551	168,374	159,268

Income (loss) before income tax expense	19,630	20,606	(12,595)
Income tax expense	4,119	3,266	3,112

Net income (loss)	$15,511	17,340	(15,707)

Net income (loss) applicable to common stockholders	$15,511	14,835	(18,263)

Per Share Amounts:
Basic and diluted earnings (loss) per share of Class A common stock	$0.32	0.31	(0.42)

Basic and diluted earnings (loss) per share of Class B common stock	$0.16	0.15	(0.21)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Years ended December 31, 2010, 2009 and 2008
(In thousands)

				Accumulated
				other		Total
	Common Stock		Accumulated	comprehensive	Treasury	Stockholders’
	Class A	Class B	deficit	income (loss)	stock	equity

Balance at January 1, 2008	$225,812	3,184	(39,725)	(2,103)	(11,011)	176,157

Comprehensive loss:
Net loss	—	—	(15,707)	—	—	(15,707)
Unrealized investment losses, net	—	—	—	(3,608)	—	(3,608)

Total comprehensive loss	—	—	(15,707)	(3,608)	—	(19,315)
Accretion of deferred issuance costs and discounts on preferred stock	(1,905)	—	—	—	—	(1,905)
Beneficial conversion feature and warrant discounts on preferred stock capital contribution	854	—	—	—	—	854
Preferred stock conversions	15,625	—	—	—	—	15,625
Warrants exercised	125	—	—	—	—	125

Balance at December 31, 2008	240,511	3,184	(55,432)	(5,711)	(11,011)	171,541

Comprehensive income:
Net income	—	—	17,340	—	—	17,340
Unrealized investment gains, net	—	—	—	11,002	—	11,002

Total comprehensive income	—	—	17,340	11,002	—	28,342
Accretion of deferred issuance costs and discounts on preferred stock	(2,289)	—	—	—	—	(2,289)
Acquisition of Integrity Capital	8,410	—	—	—	—	8,410
Preferred stock redemption	10,001	—	—	—	—	10,001
Warrants exercised	70	—	—	—	—	70

Balance at December 31, 2009	256,703	3,184	(38,092)	5,291	(11,011)	216,075

Comprehensive income:
Net income	—	—	15,511	—	—	15,511
Unrealized investment losses, net	—	—	—	(3,952)	—	(3,952)

Total comprehensive income (loss)	—	—	15,511	(3,952)	—	11,559

Balance at December 31, 2010	$256,703	3,184	(22,581)	1,339	(11,011)	227,634

(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income,
Continued
For the years ended December 31, 2010, 2009 and 2008
(In thousands)
A summary of the number of shares of common stock of Class A, Class B and treasury stock issued is as follows:

	Common Stock		Treasury
	Class A	Class B	Stock

Balance at January 1, 2008	46,206	1,002	(3,136)

Stock dividends	90	—	—
Warrants exercised	18	—	—
Preferred stock conversions	2,468	—	—

Total stock issued in 2008	2,576	—	—

Balance at December 31, 2008	48,782	1,002	(3,136)

Stock dividends	32	—	—
Warrants exercised	10	—	—
Preferred stock redemption	1,704	—	—
Acquisition of Integrity Capital	1,294	—	—

Total stock issued in 2009	3,040	—	—

Balance at December 31, 2009	51,822	1,002	(3,136)

Total stock issued in 2010	—	—	—

Balance at December 31, 2010	51,822	1,002	(3,136)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years ended December 31
(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$15,511	17,340	(15,707)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized losses (gains) on sale of investments and other assets and other-than-temporary impairment charges	(8,012)	(8,040)	23,812
Net deferred policy acquisition costs	(10,120)	(6,454)	(8,459)
Amortization of cost of customer relationships acquired and other intangibles	3,086	3,494	2,897
Increase (decrease) in fair value of warrants	(232)	(3,154)	2,662
Depreciation	1,048	1,171	1,116
Amortization of premiums and discounts on fixed maturities	4,381	2,043	354
Deferred federal income tax expense	627	2,329	496
Change in:
Accrued investment income	22	15	(127)
Reinsurance recoverable	1,858	1,729	275
Due premiums and other receivables	423	47	(1,227)
Future policy benefit reserves	45,896	40,477	36,100
Other policy liabilities	7,583	2,477	5,412
Federal income tax	2,109	(1,922)	(1,474)
Commissions payable and other liabilities	(3,594)	(62)	637
Other, net	(47)	603	(335)

Net cash provided by operating activities	60,539	52,093	46,432

Cash flows from investing activities:
Purchase of fixed maturities, held-to-maturity	(71,452)	(207,052)	—
Maturities and calls of fixed maturities, held-to-maturity	197,600	—	—
Sale of fixed maturities, available-for-sale	8,029	74,181	237
Maturities and calls of fixed maturities, available-for-sale	189,826	292,706	162,337
Purchase of fixed maturities, available-for-sale	(396,188)	(255,251)	(156,055)
Sale of equity securities, available-for-sale	22,822	22,745	—
Calls of equity securities, available-for-sale	243	—	—
Purchase of equity securities, available-for-sale	(9,668)	(637)	(24,439)
Principal payments on mortgage loans	45	31	97
Mortgage loans funded	—	—	(115)
Sale of other long-term investments and property and equipment	46	933	185
(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
For the Years ended December 31
(In thousands)

	2010	2009	2008
Cash flows from investing activities (continued):
Purchase of other long-term investments and property and equipment	$(2,366)	(2,735)	(1,110)
Increase in policy loans, net	(3,489)	(3,141)	(3,062)
Maturity of short-term investments	2,500	2,250	26,000
Purchase of short-term investments	—	(2,605)	(10,173)
Cash acquired from (paid for) acquisitions, net	—	9,770	(8,242)

Net cash used in investing activities	(62,052)	(68,805)	(14,340)

Cash flows from financing activities:
Series A-1 preferred stock capital contributions	—	—	9,375
Warrants exercised	—	70	125
Annuity and universal life deposits	5,775	3,990	2,848
Annuity and universal life withdrawals	(3,164)	(2,515)	(1,771)

Net cash provided by financing activities	2,611	1,545	10,577

Net increase (decrease) in cash and cash equivalents	1,098	(15,167)	42,669

Cash and cash equivalents at beginning of year	48,625	63,792	21,123

Cash and cash equivalents at end of year	$49,723	48,625	63,792

Supplemental Disclosure of Operating Activities
Cash paid during the year for income taxes	$1,382	2,876	4,090

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
In 2010, the Company sold a parcel of real estate and issued a mortgage loan for $102,000. This same loan was foreclosed on and the real estate was transferred to the other long-term investments category in the amount of $101,000.
In 2009, the Company sold four parcels of real estate and issued mortgage loans totaling $1.2 million. In 2008, the Company sold real estate and issued a mortgage loan for $115,000.
Supplemental Disclosures of Non-Cash Financing Activities:
Dividends on the Company’s Series A-1 Convertible Preferred Stock, issued in 2004, and Series A-2 Convertible Preferred Stock, issued in 2005, were paid by the Company through the issuance of Class A common stock to the preferred shareholders in the amounts of $216,000 and $651,000 in 2009 and 2008, respectively. Accretion of deferred issuance costs and discounts on the Convertible Preferred Stock recorded as a deduction to Class A common stock during 2009 and 2008 was $2.3 million and $1.9 million, respectively. On July 13, 2009, the Company converted all of its outstanding Series A-1 and Series A-2 Convertible Preferred Stock into Class A common shares in accordance with the mandatory redemption provision of the preferred shareholder agreement dated July 12, 2004. The total amount of Class A common shares issued as part of the conversion was 1,704,446, with a value of $10,001,404.
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
The consolidated financial statements include the accounts and operations of Citizens, Inc. (“Citizens”), a Colorado company, and its wholly owned subsidiaries, CICA Life Insurance Company of America (“CICA”), Computing Technology, Inc. (“CTI”), Insurance Investors, Inc. (“III”), Citizens National Life Insurance Company (“CNLIC”), Integrity Capital Corporation (“ICC”), Integrity Capital Life Insurance Company (“ICIC”), Security Plan Life Insurance Company (“SPLIC”) and Security Plan Fire Insurance Company (“SPFIC”). All significant inter-company accounts and transactions have been eliminated. Citizens and its wholly owned consolidated subsidiaries are collectively referred to as “the Company,” “we,” or “our.”
Ozark National Life Insurance Company (“ONLIC”) was acquired for $8.0 million in cash on October 27, 2008. As of October 1, 2009, ONLIC was merged into SPLIC. The Company completed its acquisition of ICC in exchange for 1,294,000 shares of its Class A common stock in the first quarter of 2009. ICC is the parent of ICIC, an Indiana life insurance company. The transaction was valued at $9.0 million on the closing date of February 27, 2009. Funeral Homes of America (“FHA”) was a funeral home operator that in 2009 completed the sale of its funeral home assets in a transaction valued at approximately $600,000. FHA was dissolved in December of 2010.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
If management determines that an investment experienced an OTTI, management must then determine the amount of OTTI to be recognized in earnings. If management does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If management intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in stockholders’ equity) and not recognized in income until the security is ultimately sold.
The Company from time to time may dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.
Mortgage loans on real estate and policy loans are reported at unpaid principal balances.
Real estate and other long-term investments consist primarily of land and buildings that are recorded at depreciated cost. If the fair value of the real estate is less than the carrying value, an impairment loss is recognized and charged to earnings.
Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
The Company had cash equivalents and fixed maturities with an aggregate fair value of $11,122,000 and $9,947,000 at December 31, 2010 and 2009, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.
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
Deferred Policy Acquisition Costs and Cost of Customer Relationships Acquired
Acquisition costs, consisting of commissions and policy issuance, underwriting and agency expenses that are primarily related to and vary with the production of new and renewal business, have been deferred. These deferred amounts, referred to as deferred policy acquisition costs (“DAC”), are recorded as an asset on the balance sheet and amortized to income in a systematic manner, based on related contract revenues or gross profits as appropriate.

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
We utilize the factor method to determine the amount of costs to be capitalized and the ending asset balance. The factor method is based on the ratio of premium revenue recognized for the policies in force at the end of each reporting period compared to the premium revenue recognized for policies in force at the beginning of the reporting period. The factor method ensures that policies lapsed or surrendered during the reporting period are no longer included in the deferred policy acquisition costs calculation. The factor method limits the amount of deferred costs to its estimated realizable value, provided actual experience is comparable to that contemplated in the factors.
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
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less the benefit and expense portion of premium) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. Management believes that our deferred policy acquisition costs and related amortization for the years ended December 31, 2010, 2009 and 2008 limits the amount of deferred costs to its estimated realizable value. This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Deferred acquisition costs is summarized as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of period	$115,570	109,114	100,655
Capitalized	27,960	27,132	29,234
Amortized	(17,840)	(20,678)	(20,775)
Effects of unrealized gains (losses)	(6)	2	—

Balance at end of period	$125,684	115,570	109,114

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
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less the benefit and expense portion of premium) for the next thirty years. The CCRA is then evaluated utilizing reasonable assumptions. Management believes that our CCRA and related amortization is recoverable for the years ended December 31, 2010 and 2009. This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.
Cost of customer relationships acquired relative to purchased blocks of insurance is summarized as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)

Balance at beginning of period	$34,728	33,805	31,636
Acquisitions	—	4,006	5,038
Amortization	(3,059)	(3,432)	(2,869)
Adjustment	—	326	—
Effects of unrealized gains (losses) on CCRA	(38)	23	—

Balance at end of period	$31,631	34,728	33,805

Estimated amortization of cost of customer relationships acquired in each of the next five years and thereafter is as follows. Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

Year	Amount
(In thousands)
2011	$2,251
2012	2,251
2013	2,109
2014	1,954
2015	1,811
Thereafter	21,255

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
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
At December 31, 2007, the SPLIC premium paying in force policies were converted to the Company’s mainframe policy administration system and SPLIC’s original computer system was discontinued, except for providing access to certain historical information. All in force amounts were reconciled between systems, but certain records within the paid-up block were not converted until the third quarter of 2008. The conversion of these paid-up records resulted in an increase in future policy benefit reserves of approximately $700,000 over the reserves that were being carried prior to conversion. This resulted in a decrease to 2008 net income of approximately $455,000.
During the first quarter of 2008, the Company discovered a $796,000 overstatement of life reserves, due to the use of an incorrect reserve factor going back several years. The error was corrected during the first quarter of 2008, resulting in an increase to net income of $517,000.
The Company corrected two valuation database discrepancies in 2010 that resulted in a decrease to reserves of $559,000. There was a value per unit error related to fully paid up policies under one plan in duration twenty-one resulting in a reserve overstatement amounting to $508,000, with approximately $475,000 related to prior years, and another plan where surrender charges were not properly recorded, which also overstated reserves by $51,000, with approximately $48,000 related to prior years. The correction of these errors resulted in an increase of 2010 pre-tax income of $523,000 and $339,950 increase in net income.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
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
As of December 31, 2010, the Company had goodwill of $12.6 million allocated to the Life Insurance segment and $4.5 million allocated to the Home Service Insurance segment. The Company completes its annual goodwill assessment for the individual reporting units within the Life Insurance segment and Home Service Insurance segment as of December 31 each year. There was no impairment of goodwill in 2010, 2009 or 2008.
Goodwill is summarized as follows:

		Accumulated
	Gross	amortization	Net
	(In thousands)

Balance at January 1, 2008	$16,454	(5,068)	11,386
Acquisition	4,301	—	4,301

Balance at December 31, 2008	20,755	(5,068)	15,687

Acquisition	1,238	—	1,238
Adjustments	235	—	235

Balance at December 31, 2009	22,228	(5,068)	17,160

Adjustments	—	—	—

Balance at December 31, 2010	$22,228	(5,068)	17,160

Goodwill increased by $1.2 million in 2009 due to the acquisition of ICC. Additional goodwill in the amount of $254,000 was recorded in 2009 related to the acquisition of ONLIC in 2008. This arose from an additional tax valuation allowance related to impairments on investments that existed at the acquisition dates but were not identified and recorded until 2009, within the measurement period for purchase accounting adjustments. In addition, goodwill was decreased by $19,000 in 2009 as a result of a policy reserve omission at the purchase date of ONLIC, which was discovered and recorded in 2009. This adjustment was comprised of an increase in CCRA of $326,000 and an increase in policy reserves of $307,000.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Participating Policies
At December 31, 2010 and 2009, participating business approximated 58.7% and 58.5%, respectively, of direct life insurance in force.
Future policy benefits on participating policies are estimated based on net level premium reserves for death and endowment policy benefits ranging from 3% to 8%, and the cash surrender values described in such contracts. The scaling rate used for the 2010 portfolio ranged between 3.6% up to 5.7% over 15 years. The average annual rate of investment yields used in the determination of expected gross margin was 4.5% in 2009 and 6.0% in 2008. Earnings and dividends on participating policies are allocated based on policies in force.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$15,511	17,340	(15,707)
Less: Preferred stock dividends	—	(216)	(651)
Accretion of deferred issuance costs and discounts on preferred stock	—	(2,289)	(1,905)

Net income (loss) available to common stockholders	$15,511	14,835	(18,263)

Net income (loss) allocated to Class A common stock	$15,353	14,680	(18,054)
Net income (loss) allocated to Class B common stock	158	155	(209)

Net income (loss) available to common stockholders	$15,511	14,835	(18,263)

Denominator:
Weighted average shares of Class A outstanding — basic	48,687	47,554	43,365
Weighted average shares of Class B outstanding — basic and diluted	1,002	1,002	1,002

Total weighted average shares outstanding — basic	49,689	48,556	44,367

Basic and diluted earnings (loss) per share of Class A common stock	$0.32	0.31	(0.42)

Basic and diluted earnings (loss) per share of Class B common stock	$0.16	0.15	(0.21)

In 2010 and 2009, certain warrants associated with our Convertible Preferred Stock became dilutive. As a result, the diluted weighted average shares of Class A common stock outstanding for 2010 were 48,688,000 and for 2009 were 47,556,000. Total diluted weighted average shares were 49,690,000 and 48,558,000 for 2010 and 2009, respectively. Diluted earnings per Class A share were unchanged from basic at $0.32.
In 2008, the warrants associated with our Convertible Preferred Stock were anti-dilutive. Total weighted average shares outstanding for 2008 were 44,367,000.
The Series A-1 and A-2 Convertible Preferred Stock that was outstanding during 2009 and 2008 was anti-dilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the years ended December 31, 2010, 2009 and 2008 per Class A common stock share obtainable on conversion exceeds basic income per share available to common stockholders.
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
The table below details the Company’s tax valuation allowance in deferred income taxes payable.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Valuation Allowance:
Balance at beginning of period	$(2,462)	(7,704)	—
Tax benefit (expense) in income tax expense	2,462	2,795	(6,900)
Tax benefit (expense) in other comprehensive income	—	2,701	—
Adjustment to goodwill	—	(254)	(804)

Balance at end of period	$—	(2,462)	(7,704)

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
Following is a summary of property and equipment:

	At December 31,
	2010	2009
	(In thousands)
Property and equipment:
Home office land and buildings	$8,136	6,551
Furniture and equipment	2,216	2,191
Electronic data processing equipment	3,687	3,483
Automobiles and marine assets	356	345
Airplane	3,282	3,282

Total property and equipment	17,677	15,852
Accumulated depreciation	(10,576)	(9,834)

Net property and equipment	$7,101	6,018

Reinsurance Recoverable
Reinsurance recoverable includes expected reimbursements for policyholder claim amounts in excess of the Company’s retention, as well as profit sharing and experience refund accruals. Reinsurance recoverable is reduced for estimated uncollectible amounts, if any.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
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
Reclassification
The Company recorded reclassifications related to DAC amounts capitalized and amortized to properly reflect the amount used to develop the DAC asset balance and to provide consistent presentation with the current year. We recorded an increase to DAC capitalized of $3.5 million and $5.1 million and an increase in amortization for the same amount for 2009 and 2008, respectively.
Accounting Pronouncements
Adoption of New Accounting Standards
In January 2010, the Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) Topic 820, requiring additional disclosures about fair value measurements regarding transfers between fair value categories as well as purchases, sales, issuances and settlements related to fair value measurements of financial instruments with non-observable inputs. This update was effective for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements of financial instruments with non-observable inputs, which are effective for years beginning after December 15, 2010. The additional disclosures required by this update are included herein in the note on fair value measurements upon adoption. The additional disclosures did not have a material impact on our financial condition or results of operations.
On September 29, 2010, the FASB ratified the Emerging Issues Task Force’s (“EITF”) final consensus on EITF Issue No. 09-G, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“Issue 09-G”). Issue 09-G clarifies what costs should be deferred by insurance companies when issuing or renewing insurance contracts. The EITF concluded that only costs incurred in the acquisition of new and renewal contracts that are: 1) incremental direct costs of a successful contract acquisition, 2) portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities for a contract that has actually been acquired, 3) other costs directly related to the specified acquisition activities that would not have occurred otherwise, and 4) advertising costs that meet the capitalization criteria in other issued accounting guidance would be capitalizable as deferred acquisition costs. Issue 09-G will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The Company is currently reviewing this guidance and our current deferral policies to determine the impact this consensus may have on our consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Effective July 1, 2009, the FASB’s ASC became the single official source of authoritative, nongovernmental generally accepted accounting principles. The historical U.S. GAAP hierarchy was eliminated and the ASC became the only level of authoritative U.S. GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.
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
On January 1, 2009, we adopted, without material impact on our consolidated financial statements, the provisions of the fair value measurement accounting standard related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.
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
In August 2009, the FASB further updated the fair value measurement guidance to clarify how an entity should measure liabilities at fair value. The update reaffirms fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions. However, quoted prices for identical liabilities traded in the active market should be used when available. When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used. This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. We adopted the provisions of this update for fair value measurements of liabilities effective October 1, 2009, and its adoption did not have a material impact on our consolidated financial statements.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
On June 30, 2009, in our consolidated financial statements, we adopted the provisions of a new accounting standard relating to subsequent events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The standard defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and nonrecognized subsequent events, which provide evidence about conditions that did not exist as of the balance sheet date, but arose after that date. Recognized subsequent events are required to be recognized in the financial statements, and certain nonrecognized subsequent events are required to be disclosed. The Standard also requires the disclosure of the date through which an entity has evaluated subsequent events. (See Note 15 for disclosure of subsequent events.)
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
Health Care Reform
The Company has assessed, based upon the information available, the Affordable Care Act, as passed by the U.S. Congress in the first quarter of 2010. The Company has considered its medical and dental plans provided for employees, agents and retirees. While the Company will incur additional costs associated with the implementation of this Act, it does not believe these costs or ongoing costs associated with this Act will have a material impact to the consolidated financial statements. The Company does not provide a separate prescription drug plan to its retirees. In addition, the Company does not sell any medical insurance or prescription drug coverage. However, the Company does sell dental and vision insurance but believes that the impact of this Act is immaterial to these products. The Company will continue to assess the information contained in this Act as additional guidance becomes available and as additional implications are understood or clarified.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Financial Reform
The Dodd-Frank Wall Street Reform and Consumer Protection Act was passed by the U.S. Congress in July of 2010. This Act focuses on financial reform, specifically changes to derivative regulation, regulatory framework for executive pay, corporate governance, investor protection, bonus clawback provisions, mortgage reform, and numerous other issues. The Company will continue to assess the information contained in this Act as additional guidance becomes available and as additional implications are clarified. The Company expects that additional disclosures may be required and additional costs may be associated with this Act. However, the Company does not believe they will have a material impact to the consolidated financial statements.

Note 2:	Investments
Financial stability and the prevention of capital erosion are important investment considerations for the Company. A primary investment goal is the conservation of assets due to the long-term nature of a significant portion of our liabilities. The Company invests primarily in fixed maturity securities, which totaled 84.6% of total investments and cash and cash equivalents at December 31, 2010. Holdings in high quality fixed maturity securities rated A or higher by Standard & Poor’s, Inc. totaled 85.6% of investment holdings in this category, reflecting the conservative investment philosophy of the Company.

	December 31, 2010		December 31, 2009
	Carrying	Percent of Total	Carrying	Percent of Total
	Value	Carrying Value	Value	Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$655,969	84.6%	$592,488	82.3%
Equity securities	23,304	3.0	33,477	4.6
Mortgage loans	1,489	0.2	1,533	0.2
Policy loans	35,585	4.6	32,096	4.5
Real estate and other long-term investments	9,348	1.2	9,216	1.3
Short-term investments	—	0.0	2,510	0.3
Cash and cash equivalents	49,723	6.4	48,625	6.8

Total cash, cash equivalents and investments	$775,418	100.0%	$719,945	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The cost, gross unrealized gains and losses and fair value of investments in fixed maturities and equity securities, as of December 31, 2010 and 2009, are as follows:

	December 31, 2010
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Fixed Maturities Available-for-Sale:
U.S. Treasury securities	$10,908	1,917	—	12,825
U.S. Government-sponsored enterprises	290,904	441	6,390	284,955
States of the United States and political subdivisions of the states	107,214	539	6,034	101,719
Foreign governments	106	26	—	132
Corporate	155,277	7,237	1,216	161,298
Securities not due at a single maturity date	14,003	833	28	14,808

Total fixed maturities available-for-sale	578,412	10,993	13,668	575,737
Fixed Maturities Held-to-Maturity:
U.S. Government-sponsored enterprises	80,232	272	1,401	79,103

Total Fixed Maturities	$658,644	11,265	15,069	654,840

Total Equity Securities	$19,844	3,460	—	23,304

	December 31, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Fixed Maturities Available-for-Sale:
U.S. Treasury securities	$11,110	1,324	—	12,434
U.S. Government-sponsored enterprises	184,797	96	4,610	180,283
States of the United States and political subdivisions of the states	60,070	321	3,199	57,192
Foreign governments	105	15	—	120
Corporate	114,175	3,726	1,803	116,098
Securities not due at a single maturity date	18,938	556	42	19,452

Total fixed maturities available-for-sale	389,195	6,038	9,654	385,579
Fixed Maturities Held-to-Maturity:
U.S. Government-sponsored enterprises	206,909	18	7,251	199,676

Total Fixed Securities	$596,104	6,056	16,905	585,255

Total Equity Securities	$25,899	7,578	—	33,477

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
For investments of available-for-sale fixed maturities that have unrealized losses as of December 31, 2010, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows:

	December 31, 2010
	Less than 12 months			Greater than 12 months			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(In thousands, except for # of securities)
Available-for-sale securities:
U.S. Government-sponsored enterprises	$234,994	6,390	170	—	—	—	234,994	6,390	170
States of the United States and political subdivisions of the states	66,836	3,270	60	9,626	2,764	8	76,462	6,034	68
Corporate	28,072	1,040	21	2,443	176	7	30,515	1,216	28
Securities not due at a single maturity date	569	8	2	201	20	5	770	28	7

Total available-for-sale	330,471	10,708	253	12,270	2,960	20	342,741	13,668	273
Held-to-maturity securities:
U.S. Government-sponsored enterprises	45,699	1,402	18	—	—	—	45,699	1,401	18

Total fixed maturities	$376,170	12,110	271	12,270	2,960	20	388,440	15,069	291

As of December 31, 2010, there are no unrealized losses on the Company’s equity securities.
The largest group of available-for-sale fixed maturities in a gross unrealized loss position for more than 12 months is primarily the municipal bonds acquired in the acquisition of SPLIC in 2004, and under purchase GAAP accounting, have a higher cost basis than historical cost. These premiums are being amortized to net investment income. Management has completed its assessment of other-than-temporary impairment of these securities. Based on our evaluation of the credit worthiness of the issuers and because we do not intend to sell the investments, nor is it likely that we would be required to sell these investments, before recovery of their amortized cost bases, which may be maturity, none of the unrealized losses are considered to be other-than-temporary.
We monitor all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. Our impairment review, in accordance with current guidance, is performed by the Company at each reporting date and management uses its best judgment to decide if impairment is other-than-temporary. We determine other-than-temporary impairment by reviewing relevant evidence related to the specific security issuer, as well as our intent to sell the security or whether we more likely than not will be required to sell the security before its anticipated recovery. All fixed maturity securities sold in 2010 were sold at a gain or a minimal loss. All securities with a market price below 90% of par were segregated and reviewed as of December 31, 2010 based upon the items above for other-than-temporary impairment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
For investments of available-for-sale fixed maturities and equity securities that have unrealized losses as of December 31, 2009, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows:

	December 31, 2009
	Less than 12 months			Greater than 12 months			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(In thousands, except for # of securities)
Available-for-sale securities:
U.S. Government-sponsored enterprises	$169,514	4,610	213	—	—	—	169,514	4,610	213
States of the United States and political subdivisions of the states	19,055	343	19	14,995	(2,856)	15	34,050	3,199	34
Corporate	36,342	541	21	12,857	(1,261)	12	49,199	1,802	33
Securities not due at a single maturity date	179	1	1	637	(42)	8	816	43	9

Total available-for-sale	225,090	5,495	254	28,489	(4,159)	35	253,579	9,654	289

Held-to-maturity securities:
U.S. Government-sponsored enterprises	185,659	7,251	81	—	—	—	185,659	7,251	81

Total fixed maturities	$410,749	12,746	335	28,489	(4,159)	35	439,238	16,905	370

The amortized cost and fair value of fixed maturities at December 31, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$4,700	4,833
Due after one year through five years	30,972	32,349
Due after five years through ten years	120,894	121,910
Due after ten years	407,843	401,837

Total available-for-sale securities	564,409	560,929
Held-to-maturity securities:
Due after five years through ten years	6,040	6,045
Due after ten years	74,192	73,058

Total held-to-maturity securities	80,232	79,103
Securities not due at a single maturity date	14,003	14,808

Total fixed maturities	$658,644	654,840

The securities not due at a single maturity date include mortgage-backed obligations of U.S. Government-sponsored enterprises and corporate securities.
The Company had no investments in any one entity, excluding U.S. Government agencies, that exceeded 10% of stockholders’ equity at December 31, 2010. In addition, there were no investments that were non-income producing for the year ended December 31, 2010.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Major categories of net investment income are summarized as follows:

	Years ended December 31,
	2010	2009	2008
	(In thousands)

Investment income on:

Fixed maturities	$26,829	25,921	27,536
Equity securities	713	1,056	1,027
Mortgage loans on real estate	101	50	28
Policy loans	2,704	2,444	2,105
Long-term investments	246	465	39
Other	207	507	357

	30,800	30,443	31,092
Investment expenses	(723)	(841)	(614)

Net investment income	$30,077	29,602	30,478

Proceeds and gross realized gains and losses from sales of fixed maturities available-for-sale for 2010, 2009 and 2008 are summarized as follows:

	Years ended December 31,
	2010	2009	2008
	(In thousands)

Proceeds	$8,029	74,181	237

Gross realized gains	$912	2,752	5

Gross realized losses	$25	—	—

Certain securities were sold during 2010 from a tax planning perspective and due to statutory reporting considerations related to non-rated securities.
In 2009, the Company sold bonds to capture realized gains and reinvest in higher yielding securities of the same quality based upon market changes. During 2008, the Company sold three fixed maturity securities in SPFIC to fund payment of claims related to Hurricane Gustav. No securities were sold from the held-to-maturity portfolio in 2010, 2009 or 2008.
Proceeds and gross realized gains and losses from sales of equity securities for 2010, 2009 and 2008 are summarized as follows:

	Years ended December 31,
	2010	2009	2008
	(In thousands)

Proceeds	$22,822	22,745	—

Gross realized gains	$7,254	5,292	—

Gross realized losses	$11	—	—

In 2010 and 2009, the Company sold holdings of equity mutual funds that were previously impaired in 2008, generating realized capital gains for financial reporting purposes, of $6.4 million and $4.9 million, respectively, but realized losses for tax purposes. The tax losses will be carried back to recover taxes paid on gains in prior years.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Realized gains (losses) are as follows:

	Years ended December 31,
	2010	2009	2008
	(In thousands)
Realized gains (losses):
Sales, calls and maturities:
Fixed maturities	$753	2,705	(2)
Equity securities	7,343	5,292	—
Property and equipment	(8)	323	(4)
Other long-term investments	(49)	16	18

Net realized gains (losses)	8,039	8,336	12

Other-than-temporary impairments:
Fixed maturities	(27)	(103)	(288)
Equity securities	—	(193)	(23,536)

Realized loss on OTTI	(27)	(296)	(23,824)

Net realized gains (losses)	$8,012	8,040	(23,812)

Note 3:	Fair Value Measurements
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
Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as U.S. Treasury securities and publicly traded mutual fund investments.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	Fair Value Measurements
	December 31, 2010
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Fixed maturities available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,825	284,955	—	297,780
Corporate	—	161,298	—	161,298
Municipal bonds	—	101,719	—	101,719
Mortgage-backed	—	14,289	519	14,808
Foreign governments	—	132	—	132

Total fixed maturities, available-for-sale	12,825	562,393	519	575,737
Total equity securities, available-for-sale	23,304	—	—	23,304

Total financial assets	$36,129	562,393	519	599,041

Financial liabilities:
Warrants outstanding	$—	1,587	—	1,587

	Fair Value Measurements
	December 31, 2009
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Fixed maturities available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,434	180,283	—	192,717
Corporate	—	116,098	—	116,098
Municipal bonds	—	57,192	—	57,192
Mortgage-backed	—	18,875	577	19,452
Foreign governments	—	120	—	120
Short-term investments	—	2,510	—	2,510

Total fixed maturities, available-for-sale	12,434	375,078	577	388,089
Total equity securities, available-for-sale	33,477	—	—	33,477

Total financial assets	$45,911	375,078	577	421,566

Financial liabilities:
Warrants outstanding	$—	1,819	—	1,819

Financial Instruments Valuation
Fixed maturity securities, available-for-sale. At December 31, 2010, the fixed maturities, valued using a third-party pricing source, totaled $562.4 million for Level 2 assets and comprised 97.7% of total reported fair value. Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models, other third party pricing services, and back tested to recent trades. For the period ended December 31, 2010, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

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
The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

December 31, 2010
(In thousands)

Ending Balance at December 31, 2009	$577
Total realized and unrealized gains (losses):
Included in net income	—
Included in other comprehensive income	(6)
Principal paydowns	(52)
Transfer in and (out) of Level 3	—

Ending Balance at December 31, 2010	$519

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

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$80,232	79,103	206,909	199,676
Mortgage loans	1,489	1,433	1,533	1,484
Policy loans	35,585	35,585	32,096	32,096
Cash and cash equivalents	49,723	49,723	48,625	48,625

Financial liabilities:
Annuities	42,096	38,619	37,882	33,980
Fair values for fixed income securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.
Mortgage loans are secured principally by residential properties and commercial properties. Weighted average interest rates for these loans were approximately 6.7% per year, as of December 31, 2010 and 2009, with maturities ranging from one to thirty years. Management estimated the fair value using an annual interest rate of 6.25% at December 31, 2010 and 2009.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The fair value of the Company’s liabilities under annuity contract policies were estimated using discounted cash flows at a risk free rate plus a component for non-performance risk and interest rate risk. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.
Policy loans have a weighted average annual interest rate of 7.7% as of December 31, 2010 and 2009, respectively, and have no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies that we have in force and cannot be valued separately and are not marketable; therefore, a fair value is not calculated.
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
The following table presents information on changes in the liability for life, accident and health and property policy and contract claims for the years ended December 31, 2010, 2009 and 2008.

	Years ended December 31,
	2010	2009	2008
	(In thousands)
Policy claims payable at January 1	$10,222	9,318	6,908
Less: reinsurance recoverable	2,455	2,706	1,918

Net balance at January 1	7,767	6,612	4,990

Acquisition of ONLIC and ICIC, gross and net	—	6	140
Add claims incurred, related to:
Current year	26,043	25,077	25,308
Prior years	(1,187)	(556)	305

	24,856	24,521	25,613

Deduct claims paid, related to:
Current year	18,072	18,386	19,735
Prior years	5,199	4,986	4,396

	23,271	23,372	24,131

Net balance December 31	9,352	7,767	6,612
Plus: reinsurance recoverable	1,188	2,455	2,706

Policy claims payable, December 31	$10,540	10,222	9,318

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The favorable development in 2010 of $1,187,000 was primarily related to SPLIC incurred but not reported (“IBNR”) claims at December 31, 2009, which was over accrued by approximately $979,000. The IBNR going forward has been adjusted to account for the better claims experience trending.
The favorable development in 2009 for prior year claims was primarily from SPLIC and SPFIC. SPLIC’s IBNR claims were greater at December 31, 2008 than claims incurred during 2009. On prior year claims, SPFIC had favorable development on Hurricane Ike, which occurred in 2008, and litigation from Hurricane Katrina, which occurred in 2005.
SPLIC had higher death claims in 2008 than in prior years, which caused the adverse development. The unfavorable claims development of $305,000 in 2008 was primarily the result of SPLIC receiving prior year claims in excess of liabilities established.

Note 5:	Reinsurance
In the normal course of business, the Company reinsures portions of certain policies that we underwrite to limit disproportionate risks. During 2010 and 2009, we retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life. The Company also reinsures 100% of our accidental death benefit rider coverage. Catastrophe reinsurance is in place for our property policies. In 2010 and 2009, this reinsurance provided $10,000,000 of coverage above a $500,000 deductible. Our health insurance policies are substantially all reinsured on a 100% coinsurance basis. We remain contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.
Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. We obtain reinsurance from multiple reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. The ratings by A.M. Best Company range from B+ (Good) to A+ (Superior). To protect our position, we have established and funded a trust to cover the contingent liabilities related to accident and health reinsurance ceded to Texas International Life Insurance Company, which represents $5.1 million of the $9.7 million of reinsurance recoverable at December 31, 2010.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Assumed and ceded life reinsurance activity as of December 31, 2010 and 2009 is summarized as follows:

	At December 31,
	2010	2009
	(In thousands)

Aggregate assumed life insurance in force	$1,044,759	927,917

Aggregate ceded life insurance in force	$(381,076)	(362,891)

Net life insurance in force	$5,115,662	4,997,043

The Company’s reinsurance recoveries on ceded reinsurance were $9.7 million in 2010 and $11.6 million in 2009. Premiums and claims and surrenders assumed and ceded for all lines of business for these years are summarized as follows:

	Years ended December 31,
	2010	2009	2008
	(In thousands)
Premiums from short-duration contracts:
Direct	$6,994	6,834	6,856
Assumed	—	—	—
Ceded	(1,131)	(1,066)	(1,202)

Net premiums earned	5,863	5,768	5,654

Premiums from long-duration contracts:
Direct	152,125	148,893	144,221
Assumed	1,553	1,416	1,459
Ceded	(7,489)	(8,797)	(10,037)

Net premiums earned	146,189	141,512	135,643

Total premiums earned	$152,052	147,280	141,297

Claims and surrenders assumed	$1,549	1,434	1,429

Claims and surrenders ceded	$(5,341)	(5,649)	(9,982)

SPFIC has catastrophe reinsurance that covers the first event in excess of a $500,000 deductible up to $10.0 million. In consideration for a reinstatement premium, second event coverage is provided in excess of a $500,000 deductible up to $10.0 million. The annual premium was $1,130,000, $1,075,000 and $750,000 in 2010, 2009 and 2008, respectively. Also in 2008, SPFIC paid $478,000 in second and third event coverage because of the occurrence of Hurricanes Gustav and Ike.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The table below shows the combined total of all of our insurance subsidiaries’ capital and surplus and net income (loss) for life insurance operations and property insurance operations, although these amounts are not all available as dividends to Citizens, Inc., because only CICA is directly owned by Citizens, Inc. All other subsidiaries are owned by CICA.

	At December 31,
	2010	2009
	(In thousands)
	(Unaudited)
Combined Statutory Stockholders’ Equity
Life insurance operations	$98,261	106,688
Property insurance operations	4,646	4,655

Total statutory capital and surplus	$102,907	111,343

	Years ended December 31,
	2010	2009	2008
	(In thousands)
	(Unaudited)
Combined Statutory Net Income (Loss)
Life insurance operations	$7,534	15,546	(11,839)
Property insurance operations	(7)	(444)	(1,436)

Total statutory net income (loss)	$7,527	15,102	(13,275)

Generally, the net assets of the insurance subsidiaries available for transfer to their immediate parent are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Under these practices, total surplus at December 31, 2010 was $47.5 million and net gain from operations was $7.4 million for CICA. Based upon statutory net gain from operations and surplus of CICA as of and for the year ended December 31, 2010, a dividend of approximately $7.4 million could be paid to the Company without prior regulatory approval in 2011. Payments of dividends in excess of such amounts would generally require approval by regulatory authorities.
CICA, CNLIC, SPLIC, SPFIC, and ICIC have calculated their risk based capital (“RBC”) in accordance with the National Association of Insurance Commissioners’ Model Rule and the RBC rules as adopted by their respective states of domicile. All insurance subsidiaries exceeded RBC minimum levels at December 31, 2010.

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
There are outstanding warrants to purchase the Company’s stock at prices ranging from $6.95 to $7.93, which were issued to investors of the Class A-1 and A-2 preferred stock. There are 1,022,471 warrants to purchase stock that expire, if not exercised, on July 12, 2011 and 178,969 that expire, if not exercised, in the third quarter of 2012. The fair value of the warrants is calculated using the Black-Scholes option pricing model and is classified as a liability on the balance sheet in the amount of $1.6 million and $1.8 million at December 31, 2010 and 2009, respectively. The change in fair value of warrants is reported as a component of revenue in the income statement. The change in fair value of warrants caused an increase in revenues of $0.2 million and $3.2 million in 2010 and 2009, respectively, and a decrease in revenue of $2.7 million in 2008.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 8:	Commitments and Contingencies
We have committed to the following contractual obligations as of December 31, 2010 with the payments due by the period indicated below:

		Less than 1			More than 5
Contractual Obligation	Total	Year	1 to 3 Years	3 to 5 Years	Years
	(In thousands)
Operating leases	$747	347	384	16	—

Future policy benefit reserves:
Life insurance	637,140	237	1,329	12,476	623,098
Annuities	42,096	22,021	9,870	4,255	5,950
Accident and health	5,910	5,910	—	—	—

Total future policy benefit reserves	685,146	28,168	11,199	16,731	629,048

Policy claims payable:
Life insurance	9,528	9,528	—	—	—
Accident and health	521	521	—	—	—
Casualty	491	491	—	—	—

Total policy claims payable	10,540	10,540	—	—	—

Total contractual obligations	$696,433	39,055	11,583	16,747	629,048

Operating lease expense was $542,000, $591,000 and $628,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
The payments related to the future policy benefits and policy claims payable reflected in the table above have been projected utilizing assumptions based upon our historical experience and anticipated future experience.
We are a defendant in a lawsuit filed on August 6, 1999 in the Texas District Court, Austin, Texas, now styled Delia Bolanos Andrade, et al., Plaintiffs, v. Citizens Insurance Company of America, et al., Defendants in which a class was originally certified by the trial court and reversed by the Texas Supreme Court in 2007 with an order to the trial court to conduct further proceedings consistent with its ruling. The underlying lawsuit alleged that certain life insurance policies CICA made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws. The remedy sought was rescission and return of the insurance premium payments. On December 9, 2009, the trial court denied the recertification of the class after conducting additional proceedings in accordance with the Texas Supreme Court’s ruling. The remaining plaintiffs must now proceed individually, and not as a class, if they intend to pursue their cases against us. We intend to maintain a vigorous defense in any remaining proceedings.

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

	For the Year Ended December 31, 2010
			Other
	Life	Home	Non-Insurance
	Insurance	Service	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$109,985	42,067	—	152,052
Net investment income	16,523	13,008	546	30,077
Realized gains, net	6,590	1,475	(53)	8,012
Decrease in fair value of warrants	—	—	232	232
Other income	650	82	76	808

Total revenue	133,748	56,632	801	191,181

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	41,040	19,998	—	61,038
Increase in future policy benefit reserves	42,619	3,801	—	46,420
Policyholders’ dividends	7,414	71	—	7,485

Total insurance benefits paid or provided	91,073	23,870	—	114,943

Commissions	21,899	14,686	—	36,585
Other underwriting, acquisition and insurance expenses	10,947	14,307	1,803	27,057
Capitalization of deferred policy acquisition costs	(21,398)	(6,562)	—	(27,960)
Amortization of deferred policy acquisition costs	16,185	1,655	—	17,840
Amortization of cost of customer relationships acquired and other intangibles	1,133	1,953	—	3,086

Total benefits and expenses	119,839	49,909	1,803	171,551

Income before income tax expense	$13,909	6,723	(1,002)	19,630

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	For the Year Ended December 31, 2009
			Other
	Life	Home	Non-Insurance
	Insurance	Service	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$105,997	41,283	—	147,280
Net investment income	16,667	12,680	255	29,602
Realized gains (losses), net	1,100	6,562	378	8,040
Increase in fair value of warrants	—	—	3,154	3,154
Other income	340	101	463	904

Total revenue	124,104	60,626	4,250	188,980

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	41,277	18,711	—	59,988
Increase in future policy benefit reserves	36,043	4,747	—	40,790
Policyholders’ dividends	6,594	86	—	6,680

Total insurance benefits paid or provided	83,914	23,544	—	107,458

Commissions	21,146	14,390	—	35,536
Other underwriting, acquisition and insurance expenses	10,167	14,812	3,361	28,340
Capitalization of deferred policy acquisition costs	(20,975)	(6,157)	—	(27,132)
Amortization of deferred policy acquisition costs	17,861	2,817	—	20,678
Amortization of cost of customer relationships acquired and other intangibles	1,519	1,975	—	3,494

Total benefits and expenses	113,632	51,381	3,361	168,374

Income (loss) before income tax expense	$10,472	9,245	889	20,606

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	For the Year Ended December 31, 2008
			Other
	Life	Home	Non-Insurance
	Insurance	Service	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$102,030	39,267	—	141,297
Net investment income	17,015	12,654	809	30,478
Realized gains (losses), net	(13,882)	(9,948)	18	(23,812)
Decrease in fair value of warrants	—	—	(2,662)	(2,662)
Other income	330	273	769	1,372

Total revenue	105,493	42,246	(1,066)	146,673

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	36,241	20,012	—	56,253
Increase in future policy benefit reserves	34,246	2,871	—	37,117
Policyholders’ dividends	6,714	151	—	6,865

Total insurance benefits paid or provided	77,201	23,034	—	100,235

Commissions	21,589	14,395	—	35,984
Other underwriting, acquisition and insurance expenses	10,866	14,459	3,286	28,611
Capitalization of deferred policy acquisition costs	(22,922)	(6,312)	—	(29,234)
Amortization of deferred policy acquisition costs	17,076	3,699	—	20,775
Amortization of cost of customer relationships acquired and other intangibles	971	1,926	—	2,897

Total benefits and expenses	104,781	51,201	3,286	159,268

Income (loss) before income tax expense	$712	(8,955)	(4,352)	(12,595)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The table below summarizes assets by segment.

	At December 31,
	2010	2009
	(In thousands)
Assets:

Life Insurance	$582,143	547,775
Home Service Insurance	348,635	341,920
Other Non-Insurance Enterprises	55,728	37,631

Total	986,506	927,326

Major categories of earned premiums are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Premium income:
Ordinary life	$144,350	139,843	133,775
Group life	1,315	1,158	1,178
Accident and health	1,577	1,531	1,580
Property	4,810	4,748	4,764

Total premium income	$152,052	147,280	141,297

Geographic Information
The following table sets forth the Company’s total yearly earned premium from geographic area for the years indicated:

Area	2010	2009	2008
	(In thousands)
United States	$53,189	53,741	51,616
Colombia	21,377	23,254	19,476
Taiwan	14,270	13,629	13,797
Venezuela	16,655	13,845	12,531
Ecuador	12,278	10,737	10,899
Argentina	9,134	8,535	9,596
Other foreign countries	32,216	31,986	33,162
Net reinsurance	(7,067)	(8,447)	(9,780)

Total	$152,052	147,280	141,297

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Note 10:	Income Taxes
Our federal income tax expense was $4.1 million, $3.3 million and $3.1 million in 2010, 2009 and 2008, respectively. This represents effective tax rates of 20.9%, 15.8% and 24.7%, respectively. In 2009, $2.8 million of the valuation allowance established in 2008 for the OTTI on mutual funds was released as a reduction in tax expense. This release related to the mutual funds that were sold in 2009 and generated realized capital gains in 2009. Additionally, $2.7 million of the valuation allowance established in 2008 was released as an increase to other comprehensive income (“OCI”). This release was related to the increase in the fair value during 2009 of the mutual funds still owned at December 31, 2009. An additional valuation allowance was set up for $254,000 related to additional declines in ONLIC investments. This amount was added to goodwill. During 2010, most of the mutual funds owned at December 31, 2009 were sold. Primarily due to this event, a tax valuation allowance was no longer required at December 31, 2010 and the $2.5 million allowance was released as a reduction in tax expense. Additionally, $1.9 million of the valuation allowance in OCI was released as a reduction in income tax expense, since the mutual funds that the allowance related to had been sold. The total tax expense reduction from the release of the valuation allowances in 2010 was $4.3 million. In 2008, a valuation allowance of $6.9 million was established for the OTTI recorded in 2008 related to the Company’s stock mutual funds. Additionally, a valuation allowance of $804,000 was established for securities acquired in the ONLIC acquisition.
The table below summarizes the changes in the valuation allowance.

		Other
	Deferred Tax	Comprehensive		Income Tax
	Liability	Income	Goodwill	Expense
	(In thousands)

Established on 2008 OTTI’s	$(6,900)	—	—	6,900
Established on securities acquired in Ozark acquisition	(804)	—	804	—

Balance at December 31, 2008	(7,704)	—	804	6,900
Release of valuation allowance in 2009	5,242	(2,701)	254	(2,795)

Balance at December 31, 2009	(2,462)	(2,701)	1,058	4,105
Release of valuation allowance in 2010	2,462	1,858	—	(4,320)

Balance at December 31, 2010	$—	(843)	1,058	(215)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
A reconciliation of federal income tax expense computed by applying the federal income tax rate of 35% in 2010, 2009 and 2008 to income (loss) before federal income tax expense is as follows:

	Years ended December 31,
	2010	2009	2008
	(In thousands)
Expected tax expense (benefit)	$6,870	7,212	(4,408)
Change in valuation allowance	(2,462)	(2,795)	6,900
Release of valuation allowance previously held in other comprehensive income	(1,858)	—	—
Taxable intercompany stock sales	1,369	—	—
Tax-exempt interest	(203)	(196)	(234)
Change in fair value of options and warrants	(81)	(1,104)	932
Adjustment of prior year taxes	566	36	23
Effect of graduated rates	—	25	(62)
Other	(82)	88	(39)

Total income tax expense	$4,119	3,266	3,112

Income tax expense consists of:

	Years ended December 31,
	2010	2009	2008
	(In thousands)
Current	$3,492	937	2,616
Deferred	627	2,329	496

Total income tax expense	$4,119	3,266	3,112

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
A summary of the changes in the components of deferred federal income taxes is as follows:

	At December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Future policy benefit reserves	$26,699	23,636
Net operating and capital loss carryforwards	4,249	5,324
Due and accrued dividends and expenses	1,247	1,246
Investments available-for-sale	1,233	4,459
State income tax credits	138	142
Other	251	1,130

Total gross deferred tax assets	33,817	35,937
Valuation allowance	—	(2,462)

Total gross deferred tax assets net of valuation allowance	33,817	33,475
Deferred tax liabilities:
Deferred policy acquisition costs, cost of customer relationships acquired and intangible assets	(42,088)	(40,285)
Other	(1,139)	(1,242)

Total gross deferred tax liabilities	(43,227)	(41,527)

Net deferred tax liability	$(9,410)	(8,052)

Some prior year balances were reclassified to conform to the groupings presented in 2010.
A summary of the changes in the components of deferred federal and state income taxes is as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred federal and state income taxes:
Balance January 1	$(8,052)	(3,951)
Deferred tax benefit (expense)	(4,947)	(5,113)
Change in valuation allowance	2,462	2,795
Acquisition of ICIC	—	241
Charge to ONLIC goodwill	—	(254)
Investments available-for-sale	1,112	(1,762)
Effects of unrealized gains on CCRA and DAC	15	(8)

Balance December 31	$(9,410)	(8,052)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
The Company and our subsidiaries had net operating losses at December 31, 2010 available to offset future taxable income of approximately $12.2 million, expiring at various times through 2029. A portion of the net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code. At December 31, 2010 and 2009, we determined that as a result of our income, projected future income, tax planning strategies, and the nature of the items from which the deferred tax assets are derived, other than assets for which OTTI was recorded, it was more likely than not that the deferred tax assets would be realized.
At December 31, 2010, the Company had accumulated approximately $3,291,000 in our “policyholders’ surplus account.” This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated. No new additions are expected to be made to this account. Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to shareholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction. We do not anticipate any transactions that would cause any part of this amount to become taxable. However, should the balance at December 31, 2010 become taxable, the tax computed at present rates would be approximately $1,152,000.
There are no uncertain tax positions for the year ended December 31, 2010; therefore, we did not accrue any interest or penalties related to these items.
The Company’s Federal income tax return is filed on a consolidated basis with the following entities:
Citizens, Inc.
CICA Life Insurance Company of America
Security Plan Life Insurance Company
Security Plan Fire Insurance Company
Computing Technologies, Inc.
Insurance Investors, Inc.
Integrity Capital Corporation
Funeral Homes of America, Inc.
Citizens National Life Insurance Company
Security Plan Life Insurance Company and Security Plan Fire Insurance Company will be included in the consolidated return for the first time in 2010. Integrity Capital Insurance Company files a separate return.
The method of allocation among companies is subject to a written tax sharing agreement, approved by the Board of Directors, whereby allocation is made primarily on a separate return basis with current credit for any net operating losses or other items utilized in the consolidated tax return. Intercompany tax balances are settled quarterly.
The Company and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. states. Most of our subsidiaries are not subject to examination by U.S. tax authorities for years prior to 2007. Some of our subsidiaries have open tax years going back as far as 1995 due to net operating loss carry-forwards.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Note 11:	Other Comprehensive Income (Loss)
The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 35% in 2010, 2009 and 2008, as indicated below:

	Pre-tax	Tax	Net
	Amount	Effect	Amount
	(In thousands)
Year ended December 31, 2010
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$4,891	(1,712)	3,179
Reclassification adjustment for (gains) losses included in net income	(8,069)	2,824	(5,245)
Effects on DAC and CCRA	(43)	15	(28)
Change in tax valuation allowance	—	(1,858)	(1,858)

Other comprehensive income (loss)	$(3,221)	$(731)	$(3,952)

Year ended December 31, 2009
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$20,449	(7,158)	13,291
Reclassification adjustment for (gains) losses included in net income	(7,701)	2,695	(5,006)
Effects on DAC and CCRA	24	(8)	16
Change in tax valuation allowance	—	2,701	2,701

Other comprehensive income (loss)	$12,772	$(1,770)	$11,002

Year ended December 31, 2008
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(29,377)	10,283	(19,094)
Reclassification adjustment for (gains) losses included in net income	23,826	(8,340)	15,486

Other comprehensive income (loss)	$(5,551)	1,943	(3,608)

Note 12:	Profit-Sharing Plan
The Company sponsors a defined contribution profit-sharing plan. Employees with one year of service can participate. Contributions are made at the discretion of the Board of Directors and are subject to a tiered vesting schedule. Employer contributions to the plan were $1,000,000 in 2010 and $700,000 in 2009 and 2008. The plan does not permit employee contributions.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Citizens, Inc. purchased Class A common shares during 2010 that were held by subsidiaries at market value as of the transaction dates, which approximated $4.3 million. These transactions were eliminated for financial reporting purposes in accordance with consolidation accounting, but generated a tax expense for the year ended December 31, 2010 totaling approximately $1.4 million.
In 2010, CICA paid a dividend of $9.3 million to Citizens, Inc. and SPLIC paid a dividend to CICA in the amount of $2.6 million. In 2009, CICA declared a dividend to Citizens, Inc. of $10.5 million that was paid in January 2010 and SPLIC paid a dividend to CICA of $1.4 million.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
Note 14:	Quarterly Financial Information (Unaudited)
The following table contains selected unaudited financial data for each quarter.

	Fourth	Third	Second	First
2010	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

Revenues	$55,734	45,455	46,160	43,832
Benefits and expenses	45,817	42,476	41,798	41,460
Federal income tax expense	862	1,313	1,177	767
Net income	9,055	1,666	3,185	1,605
Net income available to common shareholders	9,055	1,666	3,185	1,605
Basic and diluted earnings per share of Class A common stock	0.19	0.03	0.07	0.03
Basic and diluted earnings per share of Class B common stock	0.09	0.02	0.03	0.02

	Fourth	Third	Second	First
2009	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

Revenues	$54,049	44,844	45,429	44,658
Benefits and expenses	45,918	41,776	41,808	38,872
Federal income tax expense as reported	—	820	905	1,409
Federal income tax expense as adjusted	504	1,033	320	1,409
Net income as reported	—	2,248	2,716	4,377
Net income as adjusted	7,627	2,035	3,301	4,377
Net income available to common shareholders as reported	—	2,091	1,546	3,199
Net income available to common shareholders as adjusted	7,627	1,878	2,131	3,199
Basic and diluted earnings per share of Class A common stock as reported	—	0.04	0.03	0.07
Basic and diluted earnings per share of Class A common stock as adjusted	0.16	0.04	0.04	0.07
Basic and diluted earnings per share of Class B common stock as reported	—	0.02	0.02	0.03
Basic and diluted earnings per share of Class B common stock as adjusted	0.08	0.02	0.02	0.03
Tax expense has been reclassified in the second and third quarters of 2009 from amounts previously reported of $905,000 and $820,000, respectively, for a release of a tax valuation allowance related to ONLIC. The release of the allowance was originally recorded as an adjustment to ONLIC goodwill, but should have been recorded as tax expense.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
Schedule II
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Balance Sheet

	At December 31,
	2010	2009
	(In thousands)
Assets

Investment in subsidiaries (1)	$180,015	185,775
Fixed maturities available-for-sale, at fair value	18,453	1,715
Mortgage loans on real estate	492	500
Real estate and other long-term investments	6,513	6,360
Cash	23,508	21,202
Accrued investment income	174	10
Accounts receivable from subsidiaries (1)	2,436	3,988
Other assets	865	734

Total assets	$232,456	220,284

Liabilities and Stockholders’ Equity

Liabilities:
Accrued expense and other liabilities	$3,235	2,390
Liabilities for options and warrants	1,587	1,819

Total liabilities	4,822	4,209

Stockholders’ equity:
Common stock:
Class A	256,703	256,703
Class B	3,184	3,184
Retained deficit	(22,581)	(38,092)
Unrealized investment gains (losses) on securities held by parent and subsidiaries, net of tax	1,339	5,291
Treasury stock	(11,011)	(11,011)

Total stockholders’ equity	227,634	216,075

Total liabilities and stockholders’ equity	$232,456	220,284

(1)	Eliminated in consolidation.
See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
Schedule II, Continued
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Statements of Operations

	Years ended December 31,
	2010	2009	2008
	(In thousands)
Revenues:
Management service fees (1)	$29,153	29,885	29,764
Investment income	423	164	808
Decrease (increase) in fair value of warrants	232	3,154	(2,662)
Other	—	2	11
Realized gains (losses)	(53)	40	18

Total revenues	29,755	33,245	27,939

Expenses:
General	26,529	27,907	27,791
Taxes	1,608	1,363	1,186

Total expenses	28,137	29,270	28,977

Income (loss) before equity in income (loss) of consolidated subsidiaries	1,618	3,975	(1,038)
Equity in income (loss) of consolidated subsidiaries	13,893	13,365	(14,669)

Net income (loss)	$15,511	17,340	(15,707)

(1)	Eliminated in consolidation.
See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
Schedule II, Continued
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Statements of Cash Flows

	Years ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$15,511	17,340	(15,707)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized losses (gains)	53	(40)	(18)
Equity in net (income) loss of consolidated subsidiaries	(13,893)	(13,365)	14,669
Increase (decrease) in fair value of options and warrants	(232)	(3,154)	2,662
Accrued expenses and other liabilities	845	(204)	1,006
Amortization of discounts on short-term investments	—	—	(428)
Depreciation	227	252	126
Change in accrued investment income	(164)	48	21
Increase (decrease) in receivable from subsidiaries	1,552	758	(2,457)
Other	(199)	868	(1,379)

Net cash provided by (used in) operating activities	3,700	2,503	(1,505)

Cash flows from investing activities:
Purchase of fixed maturities, available-for-sale	(18,254)	(3,000)	(1,000)
Maturities of fixed maturities, available-for-sale	1,750	5,550	2,700
Sale of real estate and other long-term investments	61	212	58
Purchase of other long-term investments and property and equipment	(437)	(2,021)	(806)
Maturity of short-term investments	—	2,250	26,000
Purchase of short-term investments	—	—	(10,173)
Capital contribution to subsidiary	—	(1,000)	—
Cash paid for acquisition, net	—	—	(8,242)

Net cash provided by (used by) investing activities	(16,880)	1,991	8,537

Cash flows from financing activities:
Dividend from subsidiary	19,800	—	—
Warrants exercised	—	70	125
Purchase of the Company’s stock from affiliates	(4,314)	—	—
Series A-1 preferred stock capital contributions	—	—	9,375

Net cash provided by financing activities	15,486	70	9,500

Net increase in cash	2,306	4,564	16,532
Cash at beginning of year	21,202	16,638	106

Cash at end of year	$23,508	21,202	16,638

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
Schedule III
Supplementary Insurance Information

	At December 31,
	2010	2009
	(In thousands)
Deferred policy acquisition cost:
Life Insurance	$104,433	99,220
Home Service Insurance	21,251	16,350
Other Non-Insurance Enterprises	—	—

Total consolidated deferred policy acquisition costs:	$125,684	115,570

Future policy benefit reserves and policy claims payable:
Life Insurance	$462,354	419,766
Home Service Insurance	233,332	227,095
Other Non-Insurance Enterprises	—	—

Total consolidated future policy benefit reserves and policy claims payable	$695,686	646,861

Unearned premiums:
Life Insurance	$1,373	1,270
Home Service Insurance	193	179
Other Non-Insurance Enterprises	—	—

Total consolidated unearned premiums	$1,566	1,449

Other policy claims and benefits payable:
Life Insurance	$34,999	27,942
Home Service Insurance	4,799	4,708
Other Non-Insurance Enterprises	—	—

Total consolidated other policy claims and benefits payable	$39,798	32,650

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules
For the Company’s short duration premiums (property), written premium is not materially different from earned premium, therefore only earned premiums are detailed in Schedule IV.
Schedule IV
Reinsurance

					% of
		Ceded to	Assumed		Amount
	Direct	Other	From Other		Assumed to
	Amount	Companies	Companies	Net Amount	Net
	(In thousands)
Year ended December 31, 2010
Life insurance in force	$4,451,979	381,076	1,044,759	5,115,662	20.4%

Premiums:
Life insurance	146,331	2,219	1,553	145,665
Accident and health insurance	6,847	5,270	—	1,577
Property insurance	5,941	1,131	—	4,810

Total premiums	$159,119	8,620	1,553	152,052	1.0%

Year ended December 31, 2009
Life insurance in force	$4,432,017	362,891	927,917	4,997,043	18.6%

Premiums:
Life insurance	142,098	2,513	1,416	141,001
Accident and health insurance	7,815	6,284	—	1,531
Property insurance	5,814	1,066	—	4,748

Total premiums	$155,727	9,863	1,416	147,280	1.0%

Year ended December 31, 2008
Life insurance in force	$4,322,060	302,253	647,041	4,666,848	13.9%

Premiums:
Life insurance	136,016	2,522	1,459	134,953
Accident and health insurance	9,095	7,515	—	1,580
Property insurance	5,966	1,202	—	4,764

Total premiums	$151,077	11,239	1,459	141,297	1.0%

See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.
Date: March 11, 2011	By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

	By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer, Principal Accounting Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Rick D. Riley and Geoffrey M. Kolander or any one of them, as his or her attorney-in-fact and agent, with full power of substitution, for him or her in any and all capacities, hereby giving and granting to said attorney-in-fact and agent full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by Citizens, Inc., with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an annual report on Form 10-K for the fiscal year ended December 31, 2010, including but not limited to, such full power and authority to do the following: (i) execute and file such annual report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such annual report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in his sole discretion deems appropriate.
Dated: March 11, 2011

/s/ Harold E. Riley	/s/ Rick D. Riley

Harold E. Riley, Chairman of the Board and Chief Executive Officer	Rick D. Riley, Vice Chairman, President and Chief Corporate Officer

/s/ E. Dean Gage	/s/ Robert B. Sloan, Jr.

Dr. E. Dean Gage, Director	Dr. Robert B. Sloan, Jr., Director

/s/ Terry S. Maness	/s/ Grant G. Teaff

Dr. Terry S. Maness, Director	Grant G. Teaff, Director

/s/ Dottie S. Riley	/s/ Timothy T. Timmerman

Dottie S. Riley, Director	Timothy T. Timmerman, Director

/s/ Steven F. Shelton Steven F. Shelton, Director

EXHIBITS

Exhibit Number		The following exhibits are filed herewith:

3.1		Restated and Amended Articles of Incorporation (a)

3.2		Bylaws (b)

4.1		Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

10.1		Self-Administered Automatic Reinsurance Agreement — Citizens Insurance Company of America and Riunione Adriatica di Sicurta, S.p.A. (d)

10.2		Bulk Accidental Death Benefit Reinsurance Agreement between Connecticut General Life Insurance Company and Citizens Insurance Company of America, as amended (e)

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

10.5	(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5	(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5	(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5	(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.5	(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5	(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.5	(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5	(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5	(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.5	(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5	(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.5	(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

Exhibit Number	The following exhibits are filed herewith:

10.6	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd.(i)

10.7	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

10.8	Self-Administered Automatic Reinsurance Agreement — CICA Life Insurance Company of America and Scor Global Life U.S. Re Insurance Company (k)

10.9	Self-Administered Automatic Reinsurance Agreement — CICA Life Insurance Company of America and Mapfre Re Compania de Reaseguros, S.A. (l)

11	Statement re: Computation of per share earnings (see financial statements)

21	Subsidiaries of the Registrant*

23	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP*

24	Power of Attorney (m)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1	New Release reporting fourth quarter results issued on March 10, 2011 (furnished herewith).

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed on March 31, 1999 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, on November 14, 1996 and incorporated herein by reference.

(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. 1, and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

(j)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.

(k)	Filed on November 6, 2009, with the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, as Exhibit 10.8(k), and incorporated herein by reference.

(l)	Filed on November 6, 2009, with the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, as Exhibit 10.9(l), and incorporated herein by reference.

(m)	The Power of Attorney is incorporated in the signature page enclosed herein.