Form 10-Q
period 2011-03-31
CITIZENS INC
filed 2011-05-06
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 4, 2011, the Registrant had 48,689,341 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position
(In thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments:

Fixed maturities available-for-sale, at fair value (cost: $622,282 and $578,412 in 2011 and 2010, respectively)	$620,614	575,737
Fixed maturities held-to-maturity, at amortized cost (fair value: $65,611 and $79,103 in 2011 and 2010, respectively)	67,078	80,232
Equity securities available-for-sale, at fair value (cost: $19,729 and $19,844 in 2011 and 2010, respectively)	23,815	23,304
Mortgage loans on real estate	1,478	1,489
Policy loans	36,306	35,585
Real estate held for investment (less $1,049 and $1,017 accumulated depreciation in 2011 and 2010, respectively)	9,168	9,200
Other long-term investments	146	148

Total investments	758,605	725,695
Cash and cash equivalents	37,450	49,723
Accrued investment income	8,432	7,433
Reinsurance recoverable	9,397	9,729
Deferred policy acquisition costs	128,325	125,684
Cost of customer relationships acquired	30,962	31,631
Goodwill	17,160	17,160
Other intangible assets	1,012	1,019
Federal income tax receivable	—	1,914
Property and equipment, net	7,389	7,101
Due premiums, net (less $1,498 and $1,568 allowance for doubtful accounts in 2011 and 2010, respectively)	8,184	8,537
Prepaid expenses	1,850	474
Other assets	728	406

Total assets	$1,009,494	986,506

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Financial Position, Continued
(In thousands, except share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Liabilities and Stockholders’ Equity

Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$649,030	637,140
Annuities	43,071	42,096
Accident and health	5,705	5,910
Dividend accumulations	9,817	9,498
Premiums paid in advance	24,399	23,675
Policy claims payable	10,815	10,540
Other policyholders’ funds	8,085	8,191

Total policy liabilities	750,922	737,050
Commissions payable	2,363	2,538
Federal income tax payable	128	—
Deferred federal income tax	9,806	9,410
Payable for securities in process of settlement	5,973	—
Warrants outstanding	1,188	1,587
Other liabilities	8,655	8,287

Total liabilities	779,035	758,872

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 51,822,497 shares issued in 2011 and 2010, including shares in treasury of 3,135,738 in 2011 and 2010	256,703	256,703
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2011 and 2010	3,184	3,184
Accumulated deficit	(20,801)	(22,581)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	2,384	1,339

	241,470	238,645
Treasury stock, at cost	(11,011)	(11,011)

Total stockholders’ equity	230,459	227,634

Total liabilities and stockholders’ equity	$1,009,494	986,506

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended March 31,
(In thousands, except per share amounts)
(Unaudited)

	2011	2010

Revenues:
Premiums:
Life insurance	$35,611	33,596
Accident and health insurance	372	414
Property insurance	1,245	1,180
Net investment income	7,514	8,349
Realized gains (losses), net	19	59
Decrease (increase) in fair value of warrants	399	(114)
Other income	123	348

Total revenues	45,283	43,832

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	14,879	15,577
Increase in future policy benefit reserves	12,318	9,545
Policyholders’ dividends	1,662	1,570

Total insurance benefits paid or provided	28,859	26,692
Commissions	9,072	8,128
Other underwriting, acquisition and insurance expenses	6,610	6,853
Capitalization of deferred policy acquisition costs	(7,165)	(5,995)
Amortization of deferred policy acquisition costs	4,520	4,944
Amortization of cost of customer relationships acquired and other intangibles	654	838

Total benefits and expenses	42,550	41,460

Income before federal income tax	2,733	2,372
Federal income tax expense (benefit)	953	767

Net income (loss)	$1,780	1,605

Net income (loss) applicable to common stockholders	$1,780	1,605

Per Share Amounts:
Basic earnings per share of Class A common stock	$0.04	0.03

Basic earnings per share of Class B common stock	$0.02	0.02

Diluted earnings per share of Class A common stock	$0.03	0.03

Diluted earnings per share of Class B common stock	$0.01	0.02

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31,
(In thousands)
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$1,780	1,605
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses (gains) on sale of investments and other assets	(19)	(59)
Net deferred policy acquisition costs	(2,645)	(1,051)
Amortization of cost of customer relationships acquired and other intangibles	654	838
Increase (decrease) in fair value of warrants	(399)	114
Depreciation	205	274
Amortization of premiums and discounts on fixed maturities and short-term investments	1,240	585
Deferred federal income tax benefit	(166)	(995)

Change in:
Accrued investment income	(999)	(1,227)
Reinsurance recoverable	332	241
Due premiums	353	560
Future policy benefit reserves	12,100	9,339
Other policyholders’ liabilities	1,212	1,401
Federal income tax receivable	2,042	2,633
Commissions payable and other liabilities	193	(1,054)
Other, net	(1,554)	(590)

Net cash provided by (used in) operating activities	14,329	12,614

Cash flows from investing activities:
Purchase of fixed maturities, held-to-maturity	(5,973)	(4,095)
Calls of fixed maturities, held-to-maturity	19,000	8,000
Sale of fixed maturities, available-for-sale	—	2,126
Maturity and calls of fixed maturities, available-for-sale	8,871	29,216
Purchase of fixed maturities, available-for-sale	(47,922)	(49,643)
Sale of equity securities, available-for-sale	—	104
Calls of equity securities, available-for-sale	150	—
Purchase of equity securities, available-for-sale	—	(49)
Principal payments on mortgage loans	11	13
Increase in policy loans	(721)	(986)
Sale of other long-term investments and property and equipment	1	—
Purchase of other long-term investments and property and equipment	(579)	(834)
Maturity of short-term investments	—	2,500

Net cash provided by (used in) investing activities	(27,162)	(13,648)

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31,
(In thousands)
(Unaudited)

	2011	2010
Cash flows from financing activities:
Annuity deposits	$1,560	1,197
Annuity withdrawals	(1,000)	(765)

Net cash provided by (used in) financing activities	560	432

Net increase (decrease) in cash and cash equivalents	(12,273)	(602)
Cash and cash equivalents at beginning of year	49,723	48,625

Cash and cash equivalents at end of period	$37,450	48,023

Supplemental disclosures of operating activities:
Cash paid (recovered) during the period for income taxes	$(923)	(871)

Supplemental Disclosures of Non-Cash Investing Activities:
In 2010, the Company sold a parcel of real estate and issued a mortgage loan for $102,000.
          See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011
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

The consolidated statements of financial position for March 31, 2011, the consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010, and the consolidated statements of cash flows for the three-month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2011 and for comparative periods have been made.

We provide primarily, life insurance policies through four of our subsidiaries — CICA, SPLIC, CNLIC and ICIC as well as a small amount of heath insurance policies through CICA and CNLIC. CICA, CNLIC and ICIC issue ordinary whole-life policies, burial insurance, pre-need policies, and accident and health related policies, throughout the midwest and southern United States. CICA also issues ordinary whole-life policies to non-U.S. residents. SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi and SPFIC, a wholly owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana.

CTI provides data processing systems and services as well as furniture and equipment to the Company. III provides aviation transportation to the Company.

The Company recorded adjustments in the current quarter of 2011 related to the reserve calculation of certain SPLIC policies as of December 31, 2010 that resulted in a pre-tax decrease in reserves of $0.2 million. In addition, the Company utilized system generated information to refine estimates from December 31, 2010, which resulted in a decrease of deferred acquisition costs of $0.3 million and a reserve decrease of $0.1 million reflected in the current reporting period. The resulting net income impact totaled $50,237 in the current period.

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

The most significant estimates include those used in the evaluation of other-than-temporary impairments on debt and equity securities and valuation allowances on investments, goodwill impairment, valuation allowance on deferred tax assets, and contingencies relating to litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Consolidated Financial Statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
Reclassification

The Company recorded reclassifications related to DAC amounts capitalized and amortized to properly reflect the amount used to develop the DAC asset balance and to provide consistent presentation with the current year. We recorded an increase to DAC capitalized of $0.6 million and an increase in amortization for the same amount for the first quarter of 2010. The Company also recorded a reclassification of $0.1 million from other underwriting, acquisitions and insurance expenses to claims and surrenders relating to a legal settlement on a reinsured accident and health policy for the first quarter of 2010.

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our 2010 Form 10-K Annual Report, which should be read in conjunction with these accompanying Consolidated Financial Statements.

(2)	Accounting Pronouncements
Accounting Standards Not Yet Adopted

In October 2010, the FASB issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The guidance specifies that the costs must be based on successful efforts. The guidance also specifies that advertising costs should be included as deferred acquisition costs only when the direct-response advertising accounting criteria are met. If application of the guidance would result in the capitalization of acquisition costs that had not been capitalized prior to adoption, the entity may elect not to capitalize those additional costs. The new guidance is effective for reporting periods beginning after December 15, 2011 and should be applied prospectively, with retrospective application permitted. The Company is in the process of evaluating the impact of adoption of the guidance on the results of operations and financial position.

Accounting Standards Recently Adopted

In December 2010, the FASB issued disclosure guidance for entities that enter into business combinations that are material. The guidance specifies that if an entity presents comparative financial statements, the entity should disclose pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The Company will apply the guidance to any business combinations entered into on or after January 1, 2011.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2011
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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended March 31, 2011
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$26,520	10,708	—	37,228
Net investment income	4,081	3,237	196	7,514
Realized gains (losses), net	—	19	—	19
Decrease (increase) in fair value of warrants	—	—	399	399
Other income	87	8	28	123

Total revenue	30,688	13,972	623	45,283

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	9,401	5,478	—	14,879
Increase in future policy benefit reserves	11,809	509	—	12,318
Policyholders’ dividends	1,643	19	—	1,662

Total insurance benefits paid or provided	22,853	6,006	—	28,859

Commissions	5,342	3,730	—	9,072
Other underwriting, acquisition and insurance expenses	2,954	3,082	574	6,610
Capitalization of deferred policy acquisition costs	(5,427)	(1,738)	—	(7,165)
Amortization of deferred policy acquisition costs	3,838	682	—	4,520
Amortization of cost of customer relationships acquired and other intangibles	223	431	—	654

Total benefits and expenses	29,783	12,193	574	42,550

Income (loss) before income tax expense	$905	1,779	49	2,733

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2011
(Unaudited)

	Three Months Ended March 31, 2010
		Home	Other
	Life	Service	Non-Insurance
	Insurance	Insurance	Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$24,769	10,421	—	35,190
Net investment income	4,711	3,532	106	8,349
Realized gains (losses), net	(29)	133	(45)	59
Decrease (increase) in fair value of warrants	—	—	(114)	(114)
Other income	277	49	22	348

Total revenue	29,728	14,135	(31)	43,832

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	9,899	5,678	—	15,577
Increase in future policy benefit reserves	8,662	883	—	9,545
Policyholders’ dividends	1,542	28	—	1,570

Total insurance benefits paid or provided	20,103	6,589	—	26,692

Commissions	4,505	3,623	—	8,128
Other underwriting, acquisition and insurance expenses	2,977	3,641	235	6,853
Capitalization of deferred policy acquisition costs	(4,464)	(1,531)	—	(5,995)
Amortization of deferred policy acquisition costs	4,659	285	—	4,944
Amortization of cost of customer relationships acquired and other intangibles	330	508	—	838

Total benefits and expenses	28,110	13,115	235	41,460

Income (loss) before income tax expense	$1,618	1,020	(266)	2,372

(4)	Total Comprehensive Income

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Net income (loss)	$1,780	1,605

Other comprehensive income net of effects of deferred acquisition costs and taxes:
Unrealized gains (losses) on available-for-sale securities	1,607	6,451
Tax (expense) benefit	(562)	(1,789)

Other comprehensive income (loss)	1,045	4,662

Total comprehensive income (loss)	$2,825	6,267

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2011
(Unaudited)
(5)	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the period indicated.

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income allocated to Class A common stock	$1,762	1,589
Net income allocated to Class B common stock	18	16

Net income available to common stockholders	$1,780	1,605

Denominator:
Weighted average shares of Class A outstanding - basic	48,687	48,686
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002

Total weighted average shares outstanding - basic	49,689	49,688

Basic earnings per share of Class A common stock	$0.04	0.03

Basic earnings per share of Class B common stock	$0.02	0.02

Diluted earnings per share of Class A common stock	$0.03	0.03

Diluted earnings per share of Class B common stock	$0.01	0.02

For the three months ended March 31, 2011, certain warrants associated with the Convertible Preferred Stock portfolio became dilutive. As such, the diluted weighted average shares of Class A common stock outstanding for the period was 48,731,000.

For the three months ended March 31, 2010, the warrants associated with the Convertible Preferred Stock portfolio were anti-dilutive. As such, the diluted weighted average shares of Class A common stock for the period was 48,686,000.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2011
(Unaudited)
(6)	Investments
The Company invests primarily in fixed maturity securities, which totaled 86.3% of total investments and cash and cash equivalents at March 31, 2011.

	March 31, 2011		December 31, 2010
	Carrying	% of Total	Carrying	% of Total
	Value	Carrying Value	Value	Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$687,692	86.3%	$655,969	84.6%
Equity securities	23,815	3.0	23,304	3.0
Mortgage loans	1,478	0.2	1,489	0.2
Policy loans	36,306	4.6	35,585	4.6
Real estate and other long-term investments	9,314	1.2	9,348	1.2
Cash and cash equivalents	37,450	4.7	49,723	6.4

Total cash, cash equivalents and investments	$796,055	100.0%	$775,418	100.0%

Cash balances decreased in 2011 compared to December 31, 2010 as available funds were invested into fixed maturity securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2011
(Unaudited)
The following tables represent gross unrealized gains and losses for fixed maturities and equity securities as of the periods indicated.

	March 31, 2011
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Fixed maturities available-for-sale:
U.S. Treasury securities	$10,469	1,759	1	12,227
U.S. Government-sponsored enterprises	312,801	372	6,911	306,262
States of the United States and political subdivisions of the states	127,659	817	4,748	123,728
Foreign governments	105	25	—	130
Corporate	158,591	7,187	926	164,852
Securities not due at a single maturity date	12,657	776	18	13,415

Total fixed maturities available-for-sale	622,282	10,936	12,604	620,614
Fixed maturities held-to-maturity:
U.S. Government-sponsored enterprises	67,078	118	1,585	65,611

Total fixed maturities	$689,360	11,054	14,189	686,225

Total equity securities	$19,729	4,086	—	23,815

	December 31, 2010
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Fixed maturities available-for-sale:
U.S. Treasury securities	$10,908	1,917	—	12,825
U.S. Government-sponsored enterprises	290,904	441	6,390	284,955
States of the United States and political subdivisions of the states	107,214	539	6,034	101,719
Foreign governments	106	26	—	132
Corporate	155,277	7,237	1,216	161,298
Securities not due at a single maturity date	14,003	833	28	14,808

Total fixed maturities available-for-sale	578,412	10,993	13,668	575,737
Fixed maturities held-to-maturity:
U.S. Government-sponsored enterprises	80,232	272	1,401	79,103

Total fixed maturities	$658,644	11,265	15,069	654,840

Total equity securities	$19,844	3,460	—	23,304

Almost 93% or $11.7 million of the Company’s mortgage-backed security holdings totaling $12.7 million are residential U.S. Government-sponsored issues. Mortgage-backed securities are also referred to as securities not due at a single maturity date throughout this report. The majority of the Company’s equity securities are diversified mutual funds.

Valuation of Investments in Fixed Maturity and Equity Securities

The Company monitors all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. The assessment of whether impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value. The Company determines other-than-temporary impairment by reviewing relevant evidence related to the specific security issuer as well as the Company’s intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2011
(Unaudited)

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

The Company did not recognize any other-than-temporary impairments (“OTTI”) items during the quarters ended March 31, 2011 and March 31, 2010.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2011
(Unaudited)
The tables below present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	March 31, 2011
	Less than 12 months			Greater than 12 months			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(In thousands, except for # of securities)

Available-for-sale securities:
U.S. Treasury securities	$101	1	1	—	—	—	101	1	1
U.S. Government-sponsored enterprises	258,396	6,911	185	—	—	—	258,396	6,911	185
Securities issued by states and political subdivisions	66,177	2,113	56	9,753	2,635	8	75,930	4,748	64
Corporate	21,417	743	17	3,070	183	3	24,487	926	20
Securities not due at a single maturity date	86	—	1	186	18	4	272	18	5

Total available-for-sale	346,177	9,768	260	13,009	2,836	15	359,186	12,604	275
Held-to-maturity securities:
U.S. Government-sponsored enterprises	49,462	1,585	24	—	—	—	49,462	1,585	24

Total fixed maturities	$395,639	11,353	284	13,009	2,836	15	408,648	14,189	299

	December 31, 2010
	Less than 12 months			Greater than 12 months			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
	(In thousands, except for # of securities)

Available-for-sale securities:
U.S. Government-sponsored enterprises	$234,994	6,390	170	—	—	—	234,994	6,390	170
Securities issued by states and political subdivisions	66,836	3,270	60	9,626	2,764	8	76,462	6,034	68
Corporate	28,072	1,040	21	2,443	176	7	30,515	1,216	28
Securities not due at a single maturity date	569	8	2	201	20	5	770	28	7

Total available-for-sale	330,471	10,708	253	12,270	2,960	20	342,741	13,668	273
Held-to-maturity securities:
U.S. Government-sponsored enterprises	45,699	1,401	18	—	—	—	45,699	1,401	18

Total fixed maturities	$376,170	12,109	271	12,270	2,960	20	388,440	15,069	291

As of March 31, 2011 and December 31, 2010, there are no unrealized losses on the Company’s equity securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2011
(Unaudited)

As of March 31, 2011, the Company had 15 available-for-sale securities in an unrealized loss position for greater than 12 months, which were municipal, corporate and mortgage-backed securities. The Company has reviewed these securities and determined that no other-than-temporary impairment exists based on our evaluations of the credit worthiness of the issuers and due to the fact that we do not intend to sell the investments, nor is it likely that we would be required to sell these investments before recovery of their amortized cost bases, which may be maturity.

The amortized cost and fair value of fixed maturity securities at March 31, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company has experienced significant issuer calls over the past two years as a result of the declining interest rate environment.

	March 31, 2011
	Amortized	Fair
	Cost	Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$61,192	60,053
Due after one year through five years	40,264	41,690
Due after five years through ten years	113,821	115,003
Due after ten years	394,348	390,453

Total available-for-sale securities	609,625	607,199
Held-to-maturity securities:
Due after ten years	67,078	65,611
Securities not due at a single maturity date	12,657	13,415

Total fixed maturities	$689,360	686,225

The securities not due at a single maturity date are primarily mortgage-backed obligations of U.S. Government-sponsored enterprises and corporate securities.

The Company uses the specific identification method to determine the cost basis used in the calculation of realized gains and losses related to security sales. Proceeds and gross realized gains from sales of securities for the three months ended March 31, 2011 and 2010 are summarized as follows:

	Fixed Maturities Available-for-Sale		Equity Securities
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Proceeds	$—	2,126	$—	104

Gross realized gains	$—	127	$—	25

No securities were sold for realized losses or sold from the held-to-maturity portfolio during the three months ended March 31, 2011 or 2010.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2011
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
Notes to Consolidated Financial Statements (Continued)
March 31, 2011
(Unaudited)
The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	Fair Value Measurements
	March 31, 2011
				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Fixed maturities available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,227	306,262	—	318,489
Corporate	—	164,852	—	164,852
Municipal bonds	—	123,728	—	123,728
Mortgage-backed	—	12,917	498	13,415
Foreign governments	—	130	—	130

Total fixed maturities, available-for-sale	12,227	607,889	498	620,614
Total equity securities, available-for-sale	23,815	—	—	23,815

Total financial assets	$36,042	607,889	498	644,429

Financial liabilities:
Warrants outstanding	$—	1,188	—	1,188

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

Financial Instruments Valuation

Fixed maturity securities, available-for-sale. At March 31, 2011, the fixed maturities, valued using a third-party pricing source, totaled $607.9 million for Level 2 assets and comprised 94.3% of total reported fair value. Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models, other third party pricing services, and back tested to recent trades. For the three months ended March 31, 2011, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2011
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

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Balance at beginning of period	$519	577

Total realized and unrealized losses:
Included in net income	—	—
Included in other comprehensive income	(1)	(1)
Principal paydowns	(20)	(14)
Transfer in and (out) of Level 3	—	—

Balance at end of period	$498	562

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets for the periods indicated are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$67,078	65,611	80,232	79,103
Mortgage loans	1,478	1,430	1,489	1,433
Policy loans	36,306	36,306	35,585	35,585
Cash and cash equivalents	37,450	37,450	49,723	49,723

Financial liabilities:
Annuities	43,071	40,893	42,096	38,619

Fair values for fixed income securities are based on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
March 31, 2011
(Unaudited)

Mortgage loans are secured principally by residential and commercial properties. Weighted average interest rates for these loans were approximately 6.7% per year as of March 31, 2011 and December 31, 2010, with maturities ranging from one to thirty years.

Policy loans have a weighted average annual interest rate of 7.7% as of March 31, 2011 and December 31, 2010, respectively, and have no specified maturity dates. The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet. These loans typically carry an interest rate that is at or above the crediting rate applied to the related policy and contract reserves. Policy loans are an integral part of the life insurance policies we have in force and cannot be valued separately and are not marketable; therefore, the fair value of policy loans approximates the carrying value.

For cash and cash equivalents, accrued investment income, reinsurance recoverable, other assets, federal income tax payable and receivable, dividend accumulations, commissions payable, amounts held on deposit, and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

The fair value of the Company’s liabilities under annuity contract policies was estimated at March 31, 2011 using discounted cash flows. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

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
Notes to Consolidated Financial Statements (Continued)
March 31, 2011
(Unaudited)
(9)	Convertible Preferred Stock

In July 2004, the Company completed a private placement of Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”) to four unaffiliated institutional investors. The investors were also issued unit warrants to purchase Series A-2 Convertible Preferred Stock. In 2005, three of the four investors exercised their right to purchase the Series A-2 Convertible Preferred Stock. We also issued to the investors warrants to purchase shares of our Class A common stock at various exercise prices that range from $6.72 to $7.93, with most of them striking at $6.95. The conversion, exercise and redemption prices, along with the number of shares and warrants, were adjusted for stock dividends paid on December 31, 2004 and 2005.

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

There are outstanding warrants to purchase the Company’s stock at prices ranging from $6.72 to $7.93, which were issued to investors of the Class A-1 and A-2 preferred stock. There are 1,022,471 warrants to purchase stock that expire, if not exercised, on July 12, 2011 and 178,969 that expire, if not exercised, at various dates in the third quarter of 2012. The fair value of the warrants is calculated using the Black-Scholes option pricing model and is classified as a liability on the balance sheet in the amount of $1.2 million and $1.6 million at March 31, 2011 and December 31, 2010, respectively. The change in fair value of warrants is reported as a component of revenue in the income statement. The change in fair value of warrants for the three months ended March 31 caused an increase in revenues of $0.4 million and a decrease of $0.1 million in 2011 and 2010, respectively.

(10)	Income Taxes

The effective tax rate was 34.9% and 32.3% for the first quarter of 2011 and 2010, respectively. The 2011 and 2010 rates were lower than the statutory rate of 35%, primarily due to gains and losses from the change in fair value of outstanding warrants for the purchase of Class A common stock. The change in fair value of outstanding warrants, which is not taxable, resulted in an increase to income of $0.4 million and a decrease of $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

(11)	Related Party Transactions

The Company has filed a plan of merger with the Departments of Insurance of Colorado and Indiana related to the planned dissolution of ICC and the merger of the down-line subsidiary ICIC into CICA. Currently, ICC is owned 87% by Citizens, Inc. and 13% by CICA. This merger will not impact the overall consolidated financials of the Company. The Company does anticipate the elimination of duplicative overhead and annual regulatory reporting expenses once the merger is completed.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011
Overview
Citizens, Inc. is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages. We had approximately $1.0 billion of assets under management at March 31, 2011 and December 31, 2010 and approximately $5.1 billion of insurance in force. Our core insurance operations include issuing and servicing:
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
Current Financial Results
Revenues rose from $43.8 million as of March 31, 2010 to $45.3 million for the three months ended 2011. Our assets grew from $986.5 million as of December 31, 2010 to $1.0 billion as of March 31, 2011. Total stockholders’ equity increased from $227.6 million at December 31, 2010 to $230.5 million at March 31, 2011.
Our Operating Segments
Our business is comprised of three operating business segments, as detailed below.
•	Life Insurance
•	Home Service Insurance
•	Other Non-insurance Enterprises
Our insurance operations are the primary focus of the Company as those segments generate the majority of our income. See the discussion under Segment Operations for detailed analysis. The amount of insurance, number of policies, and average policy face amounts of policies issued during the periods indicated are shown below.

	Three Months Ended March 31,
	2011			2010
	Amount of	Number of	Average Policy	Amount of	Number of	Average Policy
	Insurance	Policies	Face Amount	Insurance	Policies	Face Amount
	Issued	Issued	Issued	Issued	Issued	Issued

International Life	85,479,318	1,258	$67,900	66,221,613	970	$69,519
Domestic Life	2,116,239	105	20,543	2,453,817	123	20,483
Home Service	59,463,098	8,065	7,221	55,988,544	7,252	7,495

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011
Note: All discussion below compares or states 2011 results for the first quarter compared to 2010 results.
Consolidated Results of Operations
Revenues
Revenues are generated primarily by insurance premiums and investment income on invested asset holdings.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Revenues:
Premiums:
Life insurance	$35,611	33,596
Accident and health insurance	372	414
Property insurance	1,245	1,180
Net investment income	7,514	8,349
Realized gains, net	19	59
Decrease (increase) in fair value of warrants	399	(114)
Other income	123	348

Total revenues	45,283	43,832
Exclude increase (decrease) in fair value of warrants	(399)	114

Total revenues excluding fair value adjustments	$44,884	43,946

Premium Income. Life insurance premium revenue grew 6.0% from 2010 levels, primarily related to increases in international and home service sales. Marketing efforts in these segments have contributed to an increase in first year sales as well as the fact that renewal premiums increased from improved policy persistency. Similarly, our property insurance premiums in the current period have increased due to a rate increase of 5.7% that became effective January 1, 2011.
Net Investment Income. Investment portfolio yield decreased approximately 92 basis points at March 31, 2011 compared to the same period in 2010 due to the prevailing low interest rate environment.
Net investment income performance is summarized as follows.

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2011	2010	2010
	(In thousands, except for %)

Net investment income, annualized	$30,056	30,077	33,396
Average invested assets, at amortized cost	$740,549	696,134	671,389
Annualized yield on average invested assets	4.06%	4.32%	4.97%
We have traditionally invested in fixed maturity securities with a large percent held in callable issues. We experienced significant call activity related to fixed maturity security holdings due to the historically low interest rate environment over the past few years. This call activity was significant in 2009 and 2010, and the proceeds from these calls were invested in lower yielding securities, and is reflected in 2011 investment results.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011
Investment income from debt securities accounted for approximately 86.0% of total investment income for the three months ended March 31, 2011. We continue to hold investments in bonds of U.S. Government-sponsored enterprises, such as FNMA and FHLMC, which comprised 55.1% of the total fixed maturity portfolio based on amortized cost at March 31, 2011. We have increased our investment purchases of corporate and municipal securities over the past several quarters, focusing on utility service sectors in the corporate securities.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Gross investment income:
Fixed maturity securities	$6,517	7,386
Equity securities	197	149
Mortgage loans	27	18
Policy loans	710	656
Long-term investments	53	68
Other investment income	75	197

Total investment income	7,579	8,474
Investment expenses	(65)	(125)

Net investment income	$7,514	8,349

The increased call activity of bonds in our portfolio combined with lower yields on reinvested assets is likely to result in lower investment income going forward despite higher levels of invested assets unless interest rates increase. The decrease in fixed maturity securities investment income in 2011 resulted from the declining yields as previously noted. The increase in the asset balance of policy loans, which represents policyholders utilizing their accumulated policy cash value, has resulted in a correlating increase to investment income.
Realized Gains (Losses), Net. The Company recorded a valuation allowance of $45,000 during the first quarter of 2010 on a non-performing mortgage loan.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011
Benefits and Expenses

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$14,879	15,577
Increase in future policy benefit reserves	12,318	9,545
Policyholders’ dividends	1,662	1,570

Total insurance benefits paid or provided	28,859	26,692

Commissions	9,072	8,128
Other underwriting, acquisition and insurance expenses	6,610	6,853
Capitalization of deferred policy acquisition costs	(7,165)	(5,995)
Amortization of deferred policy acquisition costs	4,520	4,944
Amortization of cost of customer relationships acquired and other intangibles	654	838

Total benefits and expenses	$42,550	41,460

A detail of claim and surrender benefits is provided below.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Death claims	$6,026	6,135
Surrender benefits	4,362	4,894
Endowment benefits	3,401	3,291
Property claims	553	564
Accident and health benefits	105	260
Other policy benefits	432	433

Total claims and surrenders	$14,879	15,577

Increase in Future Policy Benefit Reserves. Reserves as of March 31, 2011 reflect a change in product sales internationally to endowments that produce a faster reserve build up than whole life products. The current period of 2011 includes a reserve decrease of $0.2 million related to an adjustment in reserve calculation of certain SPLIC policies. In addition, a reserve decrease of $0.1 million was recorded as certain reserve estimates were refined in the current period related to the home service segment.
Policyholder Dividends. Policyholder dividends increased during the three months ended March 31, 2011 compared to the same period in 2010, due to continued sales and persistency of participating ordinary whole life products in the international market. All of our international policies are participating, and the dividends are factored into the premium rates charged. As dividend rates increase each year that a policy is in force, dividend expense is expected to increase as this block of insurance becomes more seasoned.
Commissions. Commission expense is directly related to new and renewal insurance premium fluctuations and production levels by agents and associates. Commission expense increased from the prior year amounts as premium revenues increased.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011
Other Underwriting, Acquisition and Insurance Expenses. The decrease in these expenses related to salaries and legal expenses in the current year compared to the same period in 2010. The decline in salary expense is reflective of staff reductions that occurred related to operating efficiencies from previous acquisitions. The legal expense in 2010 included fees related to a CNLIC claim settlement of $0.2 million, which was a one-time event increasing reported expenses for that year.
Capitalized Deferred Policy Acquisition Costs. Costs capitalized under current accounting guidance include certain commissions, policy issuance costs, underwriting and agency expenses that relate to and vary with the production of new business.
Amortization of Deferred Policy Acquisition Costs. Amortization decreased for the three months ended March 31, 2011 compared to the same period in 2010 due to an adjustment of $0.3 million that decreased amortization in the current period, which related to a refinement of estimates utilizing system generated information. Overall, the Company has experienced improved persistency compared to the same period in 2010 that would also result in decreasing amortization.
Federal Income Tax. The effective tax rate for the three months ended March 31, 2011 was 34.9% versus 32.3% for the same periods in 2010. Tax differences impact the enacted tax rate when they result in differences between taxable income and expense that do not affect both the financial reporting and tax bases of accounting. The rate variance from the statutory rate of 35% occurred because changes in fair value of our Class A common stock warrants are not taxable items.
Segment Operations
The Company has three reportable segments: Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises. These segments are reported in accordance with U.S. GAAP. The Company evaluates profit and loss performance based on net income before income taxes.

	Income (Loss) Before Income Taxes
	Three Months Ended March 31,
	2011	2010
	(In thousands)

Life Insurance	$905	1,618
Home Service Insurance	1,779	1,020
Other Non-Insurance Enterprises	49	(266)

Total	$2,733	2,372

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011
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
Our international products have living benefit features. Every policy contains guaranteed cash values and is participating (i.e., provides for cash dividends as apportioned by the board of directors). Once a policy owner pays the annual premium and the policy is issued, we immediately pay a cash dividend as well as an annual guaranteed endowment, if elected, to the owner. The policy owner has several options with regard to the dividend, including the right to assign dividends to our stock investment plan, registered under the Securities Act of 1933 (the “Securities Act”), and administered in the United States by our unaffiliated transfer agent.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011
The following table sets forth, by territory, our total percentages of direct collected premiums from our international life insurance business for the periods indicated. The information is presented in accordance with statutory accounting practices prescribed by the state of Colorado, the state of domicile of CICA, our subsidiary that writes all of our international business.

	Three Months Ended March 31,
	2011		2010
	(In thousands)
Country
Colombia	$5,022	19.6%	$5,057	21.6%
Venezuela	4,596	17.9	3,442	14.7
Taiwan	4,448	17.4	4,194	17.9
Ecuador	3,029	11.8	2,799	11.9
Argentina	1,886	7.4	1,848	7.9
Other Non-U.S.	6,643	25.9	6,080	26.0

Total	$25,624	100.0%	$23,420	100.0%

Domestic Sales
In the midwest and the southern United States, we seek to serve middle income households through the sale of cash accumulation ordinary whole life insurance products. The majority of our inforce business results from blocks of business of insurance companies we have acquired over the past 15 years.
Domestic Products
Our domestic life insurance products focus primarily on living needs and provide benefits focused toward accumulating money for living benefits while providing a modest death benefit for the policyowner. The features of our domestic life insurance products include:
•	cash accumulation/living benefits;
•	tax-deferred interest earnings;
•	guaranteed lifetime income or monthly income options for the policyowner or surviving family members;
•	accidental death benefit coverage options; and
•	an option to waive premium payments in the event of disability.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011
The following table sets forth our direct collected life insurance premiums by state for the periods indicated, in accordance with statutory accounting practices prescribed by the states of domicile of our insurance company subsidiaries.

	Three Months Ended March 31,
	2011		2010
	(In thousands)
State
Texas	$1,293	35.6%	$1,565	36.9%
Indiana	503	13.8	535	12.6
Missouri	388	10.7	435	10.3
Kentucky	335	9.2	413	9.8
Mississippi	282	7.7	334	7.9
Other States	839	23.0	953	22.5

Total	$3,640	100.0%	$4,235	100.0%

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business. We have ceded this business under a coinsurance agreement with an unaffiliated insurance company under which it assumes substantially all of our accident and health policies. The premium amounts ceded under the coinsurance agreement for the three months ended March 31, 2011 and 2010 were $1.2 million and $1.4 million, respectively.
The results of operations for the life segment for the periods indicated are as follows.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Revenue:
Premiums	$26,520	24,769
Net investment income	4,081	4,711
Realized gains (losses), net	—	(29)
Other income	87	277

Total revenue	30,688	29,728

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	9,401	9,899
Increase in future policy benefit reserves	11,809	8,662
Policyholders’ dividends	1,643	1,542

Total insurance benefits paid or provided	22,853	20,103
Commissions	5,342	4,505
Other underwriting, acquisition and insurance expenses	2,954	2,977
Capitalization of deferred policy acquisition costs	(5,427)	(4,464)
Amortization of deferred policy acquisition costs	3,838	4,659
Amortization of cost of customer relationship acquired and other intangibles	223	330

Total benefits and expenses	29,783	28,110

Income before income tax expense	$905	1,618

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011
Premiums. Premium revenues increased for the three months ended March 31, 2011 compared to the same three months in 2010 due primarily to international business, which experienced good persistency as this block of insurance matures. First year premiums increased 28% for the current period ended in 2011 compared to the same period in 2010. Renewals accounted for approximately 87% and 85% of total premium for the three months ended in 2010 and 2011, respectively.
Life Insurance premium breakout is detailed below.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Premiums:
First year	$4,098	$3,212
Renewal	22,422	21,557

Total premiums	$26,520	$24,769

Net Investment Income. Net investment income decreased comparing the three months ended March 31, 2011 to the same period of 2010 due to the declining interest rate environment and the significant call activity the Company experienced related to fixed income debt securities during 2009 and 2010. These proceeds were reinvested into lower yielding securities, thus decreasing the yield rate by approximately 112 basis points.

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2011	2010	2010
	(In thousands, except for %)

Net investment income, annualized	$16,324	16,523	18,844
Average invested assets, at amortized cost	$424,226	396,360	379,217
Annualized yield on average invested assets	3.85%	4.17%	4.97%
Claims and Surrenders. Claims and surrenders decreased for the three months ended March 31, 2011 compared to the same period in 2010. These amounts fluctuate from period to period but were within anticipated ranges based upon management’s expectations.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Death claims	$1,848	1,743
Surrender benefits	3,746	4,363
Endowment benefits	3,395	3,284
Accident and health benefits	71	194
Other policy benefits	341	315

Total claims and surrenders	$9,401	9,899

•
Surrender benefits decreased for the three months ended March 31, 2011 compared to the same period in 2010. Surrenders as a percent of ordinary whole life insurance in force decreased from 0.4% at December 31, 2010 to 0.3% in the first three months of 2011. The majority of policy surrender benefits paid is attributable to our international business and was related to policies that have been in force over fifteen years, where surrender charges are no longer applicable.

•
Endowment benefit expense has increased due to the election by policyholders of a product feature that provides an annual benefit. This is a fixed benefit over the life of the contract and as persistency improves this expense will increase.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011
Increase in Future Policy Benefit Reserves. Policy benefit reserves increased for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to increased sales of endowment products, which build up reserve balances more quickly compared to other life product sales. Endowment sales have become more popular relative to our international sales in the past few years, representing approximately 75% and 63% of total in force for new policies issued through the three months in 2011 and 2010, respectively.
Commissions. Commission expense increased for the three months ended March 31, 2011 compared to the same period in 2010, as premium revenues increased. This expense fluctuates directly with premium revenues.
Amortization of Deferred Policy Acquisition Costs (“DAC”). Amortization costs decreased for the three months ended March 31, 2011 compared to 2010 resulting from improved persistency. The Company canceled its contract with a newly-recruited high volume producer in the second quarter of 2009 due to poor experience, and policies sold by this organization lapsed at high rates during the first and second quarter of 2010, which resulted in higher DAC amortization in those periods.
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
The following table sets forth our direct collected life insurance premiums by state for the periods indicated, in accordance with statutory accounting practices prescribed by the states of domicile of our insurance company subsidiaries.

	Three Months Ended March 31,
	2011		2010
	(In thousands)
State
Louisiana	$10,198	88.2%	$9,970	87.5%
Arkansas	1,017	8.8	1,059	9.3
Mississippi	91	0.8	85	0.7
Other States	257	2.2	283	2.5

Total	$11,563	100.0%	$11,397	100.0%

Home Service Products
Our home service insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs. To a much lesser extent, our Home Service Insurance segment sells limited-liability, named-peril property policies covering dwellings and contents. We provide $30,000 maximum coverage on any one dwelling and contents, while content only coverage and dwelling only coverage is limited to $20,000.
We provide final expense ordinary life insurance and annuity products primarily to middle and lower income individuals in Louisiana, Mississippi and Arkansas.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011
The results of operations for the home service segment for the periods indicated are as follows.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Revenue:
Premiums	$10,708	10,421
Net investment income	3,237	3,532
Realized gains (losses), net	19	133
Other income	8	49

Total revenue	13,972	14,135

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,478	5,678
Increase in future policy benefit reserves	509	883
Policyholders’ dividends	19	28

Total insurance benefits paid or provided	6,006	6,589

Commissions	3,730	3,623
Other underwriting, acquisition and insurance expenses	3,082	3,641
Capitalization of deferred policy acquisition costs	(1,738)	(1,531)
Amortization of deferred policy acquisition costs	682	285
Amortization of cost of customer relationship acquired and other intangibles	431	508

Total benefits and expenses	12,193	13,115

Income before income tax expense	$1,779	1,020

Premiums. The premium increases were due to enhanced marketing efforts to promote the Home Service segment, as well as a SPFIC rate increase of 5.7% that became effective January 1, 2011.
Net Investment Income. Net investment income decreased for the three months ended March 31, 2011 compared to the same periods in 2010 as the Company experienced significant call activity in 2009 and 2010 with reinvestment during a declining interest rate environment, which depressed our investment income and has lowered portfolio yields by 57 basis points.

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2011	2010	2010
	(In thousands, except for %)

Net investment income, annualized	$12,948	13,008	14,128
Average invested assets, at amortized cost	$284,171	279,682	275,421
Annualized yield on average invested assets	4.56%	4.65%	5.13%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011
Realized Gains, Net. Realized gains in the first quarter of 2010 resulted from the sale of one bond in SPLIC’s portfolio.
Claims and Surrenders. Claims and surrenders decreased for the three month period ended March 31, 2011 compared to the same period in 2010.

	For the Three Months Ended March 31,
	2011	2010
	(In thousands)

Death claims	$4,178	4,392
Surrender benefits	616	531
Endowment benefits	6	7
Property claims	553	564
Accident and health benefits	34	66
Other policy benefits	91	118

Total claims and surrenders	$5,478	5,678

•
Death claims decreased 4.9% for the three months ended March 31, 2011 compared to the same period in 2010. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•	Surrender benefits have increased in the three months ended March 31, 2011 compared to the same period in 2010, which is consistent with a growing block of business.
Other Underwriting, Acquisition and Insurance Expenses. Other underwriting, acquisition and insurance expenses decreased for the three months ended March 31, 2011 compared to the same period in 2010, due to an overall decrease in expenses and a reallocation of expenses that became effective January 1, 2011 that reduced the home service segment and increased the life segment allocation in the current year.
Amortization of Deferred Policy Acquisition Costs. Amortization increased in the current period of 2011 by $0.3 million due to a refinement in an estimate using system generated information related to SPLIC assumptions.
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
March 31, 2011
The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets.

	March 31, 2011		December 31, 2010
	Carrying	% of Total	Carrying	% of Total
	Value	Carrying Value	Value	Carrying Value
	(In thousands)		(In thousands)

Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$385,567	48.4%	$378,012	48.8%
Mortgage-backed (1)	13,415	1.7	14,808	1.9
Municipal bonds	123,728	15.5	101,719	13.1
Corporate	164,852	20.7	161,298	20.8
Foreign governments	130	—	132	—

Total fixed maturity securities	687,692	86.3	655,969	84.6
Cash and cash equivalents	37,450	4.7	49,723	6.4
Other investments:
Policy loans	36,306	4.6	35,585	4.6
Equity securities	23,815	3.0	23,304	3.0
Mortgage loans	1,478	0.2	1,489	0.2
Real estate and other long-term investments	9,314	1.2	9,348	1.2

Total cash, cash equivalents and investments	$796,055	100.0%	$775,418	100.0%

(1)	Includes $12.5 million and $13.2 million of U.S. Government-sponsored enterprises at March 31, 2011 and December, 2010, respectively.
The Company increased holdings in municipal and corporate securities, investing in shorter duration investment grade securities and in municipal securities with higher yields during the first three months of 2011. Cash and cash equivalents decreased as of March 31, 2011 due to purchased investments of fixed maturity securities that occurred during the current quarter.
The held-to-maturity portfolio as of March 31, 2011 represented 9.8% of the total fixed maturity securities owned based upon carrying values, with the remaining 90.2% classified as available-for-sale. Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011
The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)
AAA and U.S. Government	$420,094	61.1%	$428,194	65.3%
AA	97,840	14.2	59,454	9.1
A	73,274	10.7	73,341	11.2
BBB	84,861	12.3	84,489	12.9
BB and other	11,623	1.7	10,491	1.5

Totals	$687,692	100.0%	$655,969	100.0%

The increase in fixed maturities with credit ratings of AA as of March 31, 2011 compared to December 31, 2010 is a result of new investments in taxable municipals and corporate bonds, primarily public utility issuers with an average maturity of seven years. The increase in non-investment grade securities was due to down-grades of issuers in the current period, as the Company does not purchase below investment grade securities.
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
The Company did not recognize any other-than-temporary impairments during the three months ended March 31, 2011 or March 31, 2010. The Company recognized a valuation allowance on one mortgage loan totaling $45,000 during the first quarter of 2010.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011
Liquidity and Capital Resources
Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.
Liquidity requirements of Citizens are met primarily by funds provided from operations. Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds. We historically have not had to liquidate investments to provide cash flow and did not do so during the first three months of 2011. Our investments as of March 31, 2011 consist of 81.8% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.
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
Cash flows from our insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $14.3 million and $12.6 million for the three months ended March 31, 2011 and 2010, respectively. We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows, for the most part, are reinvested in fixed income securities. Net cash outflows from investment activity totaled $27.2 million and $13.6 million for the three months ended March 31, 2011 and 2010, respectively.
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
All insurance subsidiaries were above the RBC minimums at March 31, 2011 and did not change significantly from levels at December 31, 2010. The ratio of adjusted statutory capital to control level risk-based capital is shown below.

March 31,
2011

CICA	890%
SPLIC	1,270%
CNLIC	2,754%
SPFIC	324%
ICIC	4,373%
Contractual Obligations and Off-balance Sheet Arrangements
There have been no material changes in contractual obligations from those reported in the Company’s Form 10-K for the year ended December 31, 2010. The Company does not have off-balance sheet arrangements at March 31, 2011 and does not expect any future effects on the Company’s financial condition related to any such arrangements. We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011
Parent Company Liquidity and Capital Resources
We are a holding company and have had minimal operations of our own. Our assets consist primarily of the capital stock of our subsidiaries, cash and investment real estate. Accordingly, our cash flows depend upon the availability of statutorily permissible payments, primarily payments under management agreements from our two primary life insurance subsidiaries, CICA and SPLIC. The ability to make payments is limited by applicable laws and regulations of Colorado, CICA’s state of domicile, and Louisiana, SPLIC’s state of domicile, which subject insurance operations to significant regulatory restrictions. These laws and regulations require, among other things, that these insurance subsidiaries maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company. We historically have not relied upon dividends from subsidiaries for our cash flow needs.
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
We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the “lock-in concept”) unless a premium deficiency exists. Management monitors these assumptions and has determined that a premium deficiency did not exist as of March 31, 2011. Management believes that our policy liabilities and increase in future policy benefit reserves as of the three months ended March 31, 2011 and 2010 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 30 years. The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions. The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period. The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs. Management believes that our deferred policy acquisition costs and related amortization for the three months ended March 31, 2011 and 2010 limits the amount of deferred costs to its estimated realizable value. This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.
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
A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually. These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next thirty years. The CCRA is then evaluated utilizing reasonable assumptions. Management believes that our CCRA and related amortization is recoverable for the three months ended March 31, 2011 and 2010. This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.
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
March 31, 2011
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
If management determines an investment has experienced an OTTI, management must then determine the amount of OTTI to be recognized in earnings. If management does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If management intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. The new amortized cost basis is not adjusted for subsequent recoveries in fair value.
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
Annuities are accounted for in a manner consistent with accounting for interest bearing financial instruments. Our most popular annuity products do not include fees or other such charges.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011
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
The following table summarizes net unrealized gains and losses for the periods indicated.

	March 31, 2011			December 31, 2010
			Net			Net
			Unrealized			Unrealized
	Amortized	Fair	Gains	Amortized	Fair	Gains
	Cost	Value	(Losses)	Cost	Value	(Losses)
	(In thousands)

Fixed maturities, available-for-sale	$622,282	620,614	(1,668)	578,412	575,737	(2,675)
Fixed maturities, held-to-maturity	67,078	65,611	(1,467)	80,232	79,103	(1,129)

Total fixed maturities	$689,360	686,225	(3,135)	658,644	654,840	(3,804)

Total equity securities	$19,729	23,815	4,086	19,844	23,304	3,460

Market Risk Related to Interest Rates
Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 91% of our investment portfolio as of March 31, 2011. These investments are mainly exposed to changes in U.S. Treasury rates. Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, and corporate bonds. Approximately 54.2% of the fixed maturities at fair value as of March 31, 2011 were invested in U.S. Government-sponsored enterprises, or were backed by U.S. Government agencies.
To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities. We assess interest rate sensitivity with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates. The change in fair values of our debt and equity securities as of March 31, 2011 were within the expected range of this analysis.
Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities. The interest rate of the ten-year U.S. Treasury bond increased slightly to 3.5% during the quarter ended March 31, 2011 from 3.3% at December 31, 2010. Net unrealized losses on fixed maturity securities totaled $3.1 million at March 31, 2011 compared to losses of $3.8 million at December 31, 2010.
The fixed maturity portfolio is exposed to call risk as a significant portion of the current bond holdings are callable. A decreasing interest rate environment can result in increased call activity, as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.
There are no fixed maturities or other investments classified as trading instruments. Approximately 90.4% of fixed maturities were held in available-for-sale and 9.6% in held-to-maturity based upon fair value at March 31, 2011. At March 31, 2011 and December 31, 2010, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011
Market Risk Related to Equity Prices
Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments. Our equity investments portfolio represented 3.1% of our total investments at March 31, 2011. We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.
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
During the quarter ended March 31, 2011, there were no changes in the Company’s internal controls over financial reporting that materially affect or are reasonably likely to affect the Company’s internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011
Item 1A. RISK FACTORS
There are no updates to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. (RESERVED)
Item 5. OTHER INFORMATION
On May 5, 2011, the Company issued a news release (the “Release”) reporting, among other things, results for its first quarter 2011 earnings. A copy of the Release is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q. Citizens also announced that it would hold a conference call to discuss its financial results at 10:00 a.m. Central Standard Time on Friday, May 6, 2011.
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

10.5	(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5	(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011

Exhibit Number		The following exhibits are filed herewith:

10.5	(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5	(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.5	(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5	(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.5	(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5	(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5	(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.5	(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5	(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.5	(l)	Non-Exclusive Finder’s Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

10.6		Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd. (i)

10.7		Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

10.8		Self-Administered Automatic Reinsurance Agreement — CICA Life Insurance Company of America and Scor Global Life U.S. Re Insurance Company (k)

10.9		Self-Administered Automatic Reinsurance Agreement — CICA Life Insurance Company of America and Mapfre Re Compania de Reaseguros, S.A. (l)

11		Statement re: Computation of per share earnings (see financial statements)

21		Subsidiaries of the Registrant*

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1		News Release reporting first quarter results issued on May 5, 2011 (furnished herewith).

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed on March 31, 1999 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant’s Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2011

(d)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, on November 14, 1996 and incorporated herein by reference.

(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. 1, and incorporated herein by reference.

(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(i)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

(j)	Filed on March 31, 2005, with the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.

(k)	Filed on November 6, 2009, with the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, as Exhibit 10.8(k), and incorporated herein by reference.

(l)	Filed on November 6, 2009, with the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, as Exhibit 10.9(l), and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.
By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer and Treasurer

Date: May 5, 2011