Form 10-Q
period 2011-06-30
CITIZENS INC
filed 2011-08-08
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
___________________

☒   Quarterly Report Pursuant to Section 13 or 15(d)
 of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

☐   Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from  _____ to ____

Commission File Number:  000-16509

CITIZENS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0755371
(State of other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.)

400 East Anderson Lane, Austin, TX	78752
(Address of principal executive offices)	(Zip Code)

(512) 837-7100
(Registrant's telephone number, including area code

N/A
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of August 4, 2011, the Registrant had 48,946,546 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position
(In thousands)

Assets	June 30, 2011	December 31, 2010
	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $574,094 and $578,412 in 2011 and 2010, respectively)	$583,108	575,737
Fixed maturities held-to-maturity, at amortized cost (fair value: $108,608 and $79,103 in 2011 and 2010, respectively)	109,744	80,232
Equity securities available-for-sale, at fair value (cost: $20,551 and $19,844 in 2011 and 2010, respectively)	24,593	23,304
Mortgage loans on real estate	1,466	1,489
Policy loans	36,919	35,585
Real estate held for investment (less $1,082 and $1,017 accumulated depreciation in 2011 and 2010, respectively)	9,152	9,200
Other long-term investments	144	148
Total investments	765,126	725,695

Cash and cash equivalents	58,376	49,723
Accrued investment income	8,615	7,433
Reinsurance recoverable	9,440	9,729
Deferred policy acquisition costs	131,970	125,684
Cost of customer relationships acquired	30,083	31,631
Goodwill	17,160	17,160
Other intangible assets	970	1,019
Federal income tax receivable	847	1,914
Property and equipment, net	7,940	7,101
Due premiums, net (less $1,489 and $1,568 allowance for doubtful accounts in 2011 and 2010, respectively)	7,989	8,537
Prepaid expenses	1,463	474
Other assets	689	406
Total assets	$1,040,668	986,506

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position
(In thousands, except share amounts)

Liabilities and Stockholders' Equity	June 30, 2011	December 31, 2010
	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$661,534	637,140
Annuities	44,241	42,096
Accident and health	5,634	5,910
Dividend accumulations	10,028	9,498
Premiums paid in advance	25,282	23,675
Policy claims payable	9,507	10,540
Other policyholders' funds	8,137	8,191
Total policy liabilities	764,363	737,050

Commissions payable	2,564	2,538
Deferred federal income tax	13,695	9,410
Payable for securities in process of settlement	10,078	-
Warrants outstanding	372	1,587
Other liablities	9,047	8,287
Total liabilities	800,119	758,872

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 51,825,079 shares isued in 2011 and 51,822,497 shares issued in 2010,including shares in treasury of 3,135,738 in 2011 and 2010	256,720	256,703
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2011 and 2010	3,184	3,184
Accumulated deficit	(17,558)	(22,581)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	9,214	1,339
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	240,549	227,634
Total liabilities and stockholders' equity	$1,040,668	986,506

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations
Three Months Ended June 30,
(In thousands, except share amounts)
(Unaudited)

	2011	2010
Revenues:
Premiums:
Life insurance	$38,231	35,085
Accident and health insurance	396	409
Property insurance	1,259	1,182
Net investment income	7,717	8,275
Realized investment gains (losses), net	(13)	692
Decrease in fair value of warrants	816	366
Other income	104	151
Total revenues	48,510	46,160
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	14,905	15,094
Increase in future policy benefit reserves	13,000	9,783
Policyholders' dividends	1,920	1,777
Total insurance benefits paid or provided	29,825	26,654

Commissions	9,930	9,028
Other general expenses	6,919	7,122
Capitalization of deferred policy acquisition costs	(7,884)	(6,978)
Amortization of deferred policy acquisition costs	4,229	5,218
Amortization of cost of customer relationships acquired	751	754
Total benefits and expenses	43,770	41,798

Income before federal income tax	4,740	4,362
Federal income tax expense (benefit)	1,497	1,177
Net income (loss)	$3,243	3,185

Per Share Amounts:
Basic earnings per share of Class A common stock	$0.07	0.07
Basic earnings per share of Class B common stock	0.03	0.03
Diluted earnings per share of Class A common stock	0.07	0.07
Diluted earnings per share of Class B common stock	0.03	0.03

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations
Six Months Ended June 30,
(In thousands, except per share amounts)
(Unaudited)

	2011	2010
Revenues:
Premiums:
Life insurance	$73,842	68,681
Accident and health insurance	768	823
Property insurance	2,504	2,362
Net investment income	15,231	16,624
Realized investment gains (losses), net	6	751
Decrease in fair value of warrants	1,215	252
Other income	227	499
Total revenues	93,793	89,992
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	29,784	30,671
Increase in future policy benefit reserves	25,318	19,328
Policyholders' dividends	3,582	3,347
Total insurance benefits paid or provided	58,684	53,346

Commissions	19,002	17,156
Other general expenses	13,529	13,975
Capitalization of deferred policy acquisition costs	(15,049)	(12,973)
Amortization of deferred policy acquisition costs	8,749	10,162
Amortization of cost of customer relationships acquired	1,405	1,592
Total benefits and expenses	86,320	83,258

Income before federal income tax	7,473	6,734
Federal income tax expense (benefit)	2,450	1,944
Net income (loss)	$5,023	4,790

Per Share Amounts:
Basic earnings per share of Class A common stock	$0.10	0.10
Basic earnings per share of Class B common stock	0.05	0.05
Diluted earnings per share of Class A common stock	0.08	0.10
Diluted earnings per share of Class B common stock	0.04	0.05

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows
Six Months Ended June 30,
(In thousands)
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$5,023	4,790
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized (gains) losses on sale of investments and other assets	(6)	(751)
Net deferred policy acquisition costs	(6,300)	(2,811)
Amortization of cost of customer relationships acquired	1,405	1,592
Increase (decrease) in fair value of warrants	(1,215)	(252)
Depreciation	451	524
Amortization of premiums and discounts on fixed maturities and short-term investments	2,243	1,377
Deferred federal income tax expense (benefit)	45	27
Change in:
Accrued investment income	(1,182)	276
Reinsurance recoverable	289	1,185
Due premiums and other receivables	548	1,037
Future policy benefit reserves	24,942	18,903
Other policyholders' liabilities	1,050	2,833
Federal income tax receivable	1,067	746
Commissions payable and other liabilities	786	(3,492)
Other, net	(1,101)	(1,945)
Net cash provided by (used in) operating activities	28,045	24,039
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	-	6,866
Maturity and calls of fixed maturities, available-for-sale	61,186	86,600
Maturity and calls of fixed maturities, held-to-maturity	27,000	51,250
Purchase of fixed maturities, available-for-sale	(51,507)	(105,524)
Purchase of fixed maturities, held-to-maturity	(54,174)	(31,140)
Sale of equity securities, available-for-sale	-	591
Calls of equity securities, available-for-sale	432	50
Purchase of equity securities, available-for-sale	(1,000)	(136)
Principal payments on mortgage loans	23	24
Increase in policy loans	(1,334)	(1,877)
Sale of other long-term investments	3	-
Purchase of other long-term investments	(17)	(261)
Purchase of property and equipment	(1,342)	(1,071)
Maturity of short-term investments	-	2,500
Net cash provided by (used in) investing activities	(20,730)	7,872

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30,
(In thousands)
(Unaudited)

	2011	2010
Cash flows from financing activities:
Warrants exercised	$17	-
Annuity deposits	3,162	2,458
Annuity withdrawals	(1,841)	(1,669)
Net cash provided by (used in) financing activities	1,338	789

Net increase (decrease) in cash and cash equivalents	8,653	32,700
Cash and cash equivalents at beginning of year	49,723	48,625
Cash and cash equivalents at end of period	$58,376	81,325
Supplemental disclosures of operating activities:
Cash paid during the period for income taxes	$1,338	1,171

Supplemental Disclosures of Non-Cash Investing Activities:

In 2010, the Company sold a parcel of real estate and issued a mortgage loan for $102,000.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

(1)           Financial Statements

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of Citizens, Inc. and its wholly-owned subsidiaries have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP").

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), Computing Technology, Inc. ("CTI"), Insurance Investors, Inc. ("III"), Citizens National Life Insurance Company ("CNLIC"), Security Plan Life Insurance Company ("SPLIC"), and Security Plan Fire Insurance Company ("SPFIC").  Integrity Capital Corporation and Integrity Capital Life Insurance Company were merged into CICA effective April 1, 2011.  All significant inter-company accounts and transactions have been eliminated.  Citizens and its wholly-owned subsidiaries are collectively referred to as "the Company, "we," or "our."

The consolidated statements of financial position for June 30, 2011, the consolidated statements of operations for the three and six-month periods ended June 30, 2011 and 2010, and the consolidated statements of cash flows for the six-month period then ended have been prepared by the Company without audit.  In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2011, and for comparative periods have been made.

We provide primarily life insurance policies through three of our subsidiaries - CICA, SPLIC, and CNLIC, as well as a small amount of health insurance policies through CICA and CNLIC.  CICA and CNLIC issue ordinary whole-life policies, burial insurance, pre-need policies, and accident and health related policies, throughout the Midwest and southern United States.  CICA also issues ordinary whole-life policies to non-U.S. residents.  SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi and SPFIC, a wholly-owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana.

CTI provides data processing systems and services, as well as furniture and equipment, to the Company.  III provides aviation transportation to the Company.

The Company recorded adjustments in the first quarter of 2011 related to the reserve calculation of certain SPLIC policies as of December 31, 2010, that resulted in a pre-tax decrease in reserves of $0.2 million.  In addition, the Company utilized system-generated information to refine estimates from December 31, 2010, which resulted in a decrease of deferred acquisition costs of $0.3 million and a reserve decrease of $0.1 million reflected in the first quarter reporting period.  The resulting net income impact totaled $50,237 in the first three months of 2011.

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

The most significant estimates include those used in the evaluation of other-than-temporary impairments on debt and equity securities and valuation allowances on investments, actuarially determined liabilities and assumptions, goodwill impairment, valuation allowance on deferred tax assets, and contingencies relating to litigation and regulatory matters.  Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Consolidated Financial Statements.

Reclassification

Reclassifications have been made in the current year related to certain prior year reported amounts to provide consistent presentation.  The Company recorded reclassifications related to DAC amounts capitalized and amortized to properly reflect the amount used to develop the DAC asset balance and to provide consistent presentation with the current year.  We recorded increases to DAC capitalized of $1.1 million and $1.7 million and an increase in amortization for the same amounts for the three months ended and the first six months of 2010.

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our 2010 Form 10-K Annual Report, which should be read in conjunction with these accompanying Consolidated Financial Statements.

(2)           Accounting Pronouncements

Accounting Standards Not Yet Adopted

In October 2010, the FASB issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The guidance specifies that the costs must be based on successful efforts.  The guidance also specifies that advertising costs should be included as deferred acquisition costs only when the direct-response advertising accounting criteria are met.  If application of the guidance would result in the capitalization of acquisition costs that had not been capitalized prior to adoption, the entity may elect not to capitalize those additional costs.  The new guidance is effective for reporting periods beginning after December 15, 2011, and should be applied prospectively, with retrospective application permitted.  The Company is in the process of evaluating the impact of adoption of the guidance on the results of operations and financial position.

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

ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended June 30, 2011
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$29,016	10,870	-	39,886
Net investment income	4,272	3,275	170	7,717
Realized investment gains (losses), net	4	(17)	-	(13)
Decrease in fair value of warrants	-	-	816	816
Other income	77	6	21	104
Total revenue	33,369	14,134	1,007	48,510

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,456	4,449	-	14,905
Increase in future policy benefit reserves	12,015	985	-	13,000
Policyholders' dividends	1,901	19	-	1,920
Total insurance benefits paid or provided	24,372	5,453	-	29,825

Commissions	6,058	3,872	-	9,930
Other general expenses	2,999	3,173	747	6,919
Capitalization of deferred policy acquisition costs	(6,060)	(1,824)	-	(7,884)
Amortization of deferred policy acquisition costs	3,772	457	-	4,229
Amortization of cost of customer relationships acquired	276	475	-	751
Total benefits and expenses	31,417	11,606	747	43,770
Income (loss) before income tax expense	$1,952	2,528	260	4,740

	Six Months Ended June 30, 2011
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$55,536	21,578	-	77,114
Net investment income	8,353	6,512	366	15,231
Realized investment gains (losses), net	4	2	-	6
Decrease in fair value of warrants	-	-	1,215	1,215
Other income	164	14	49	227
Total revenue	64,057	28,106	1,630	93,793

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	19,857	9,927	-	29,784
Increase in future policy benefit reserves	23,824	1,494	-	25,318
Policyholders' dividends	3,544	38	-	3,582
Total insurance benefits paid or provided	47,225	11,459	-	58,684

Commissions	11,400	7,602	-	19,002
Other general expenses	5,953	6,255	1,321	13,529
Capitalization of deferred policy acquisition costs	(11,487)	(3,562)	-	(15,049)
Amortization of deferred policy acquisition costs	7,610	1,139	-	8,749
Amortization of cost of customer relationships acquired	499	906	-	1,405
Total benefits and expenses	61,200	23,799	1,321	86,320
Income (loss) before income tax expense	$2,857	4,307	309	7,473

	Three Months Ended June 30, 2010
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$26,081	10,595	-	36,676
Net investment income	4,635	3,475	165	8,275
Realized investment gains (losses), net	144	548	-	692
Decrease in fair value of warrants	-	-	366	366
Other income	132	4	15	151
Total revenue	30,992	14,622	546	46,160

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,247	4,847	-	15,094
Increase in future policy benefit reserves	8,773	1,010	-	9,783
Policyholders' dividends	1,760	17	-	1,777
Total insurance benefits paid or provided	20,780	5,874	-	26,654

Commissions	5,239	3,789	-	9,028
Other general expenses	2,654	3,794	674	7,122
Capitalization of deferred policy acquisition costs	(5,219)	(1,759)	-	(6,978)
Amortization of deferred policy acquisition costs	5,001	217	-	5,218
Amortization of cost of customer relationships acquired	275	479	-	754
Total benefits and expenses	28,730	12,394	674	41,798
Income (loss) before income tax expense	$2,262	2,228	(128)	4,362

	Six Months Ended June 30, 2010
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$50,850	21,016	-	71,866
Net investment income	9,346	7,007	271	16,624
Realized investment gains (losses), net	115	681	(45)	751
Decrease in fair value of warrants	-	-	252	252
Other income	409	53	37	499
Total revenue	60,720	28,757	515	89,992

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	20,146	10,525	-	30,671
Increase in future policy benefit reserves	17,435	1,893	-	19,328
Policyholders' dividends	3,302	45	-	3,347
Total insurance benefits paid or provided	40,883	12,463	-	53,346

Commissions	9,744	7,412	-	17,156
Other general expenses	5,631	7,435	909	13,975
Capitalization of deferred policy acquisition costs	(9,683)	(3,290)	-	(12,973)
Amortization of deferred policy acquisition costs	9,660	502	-	10,162
Amoritzation of cost of customer relationships acquired	605	987	-	1,592
Total benefits and expenses	56,840	25,509	909	83,258
Income (loss) before income tax expense	$3,880	3,248	(394)	6,734

(4)           Total Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Net income (loss)	$3,243	3,185	5,023	4,790
Other comprehensive income (loss) net of effects of deferred acquisiton costs and taxes:
Unrealized gains (losses) on available-for-sale securities	10,508	3,815	12,115	10,266
Tax (expense) benefit	(3,678)	(2,646)	(4,240)	(4,435)
Other comprehensive income (loss)	6,830	1,169	7,875	5,831
Total comprehensive income (loss)	$10,073	4,354	12,898	10,621

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2011
  (Unaudited)

(5)	Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,
	2011	2010
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$3,243	3,185

Net income allocated to Class A common stock	$3,210	3,153
Net income allocated to Class B common stock	33	32
Net income available to common stockholders	$3,243	3,185
Denominator:
Weighted average shares of Class A outstanding - basic and diluted	48,689	48,687
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002

Basic and diluted earnings per share of Class A common stock	$0.07	0.07
Basic and diluted earnings per share of Class B common stock	0.03	0.03

	Six Months Ended June 30,
	2011	2010
	(In thousands, except per share amounts)

Basic and diluted earnings per share:
Numerator:
Net income	$5,023	4,790

Net income allocated to Class A common stock	$4,972	4,741
Net income allocated to Class B common stock	51	49
Net income available to common stockholders	$5,023	4,790
Denominator:
Weighted average shares of Class A outstanding - basic	48,688	48,687
Weighted average shares of Class A outstanding - diluted	48,704	48,687
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002

Basic earnings per share of Class A common stock	$0.10	0.10
Basic earnings per share of Class B common stock	0.05	0.05
Diluted earnings per share of Class A common stock	0.08	0.10
Diluted earnings per share of Class B common stock	0.04	0.05

The diluted earnings per share calculation has assumptions regarding the exercise of the warrants issued to investors of the Class A-1 and A-2 preferred stock.  For the three months ended June 30, 2011, the calculation assumes the issue of 1,282 additional shares, causing a reduction in net income of $35,000 as those shares would no longer be outstanding.  The calculation produces no change in earnings per share.  The calculation for the six months ended June 30, 2011, assumes the issue of 16,173 additional shares with a reduction in net income of $1.1 million.  This calculation results in dilution of $0.02 per share of Class A common stock and $0.01 per share of Class B common stock for earnings per share of $0.08 per share of Class A common stock and $0.04 per share of Class B common stock.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2011
(Unaudited)

(6)	Investments

The Company invests primarily in fixed maturity securities, which totaled 84.1% of total investments and cash and cash equivalents at June 30, 2011.

	June 30, 2011		December 31, 2010
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)

Fixed maturity securities	$692,852	84.1	$655,969	84.6
Equity securities	24,593	3.0	23,304	3.0
Mortage loans	1,466	0.2	1,489	0.2
Policy loans	36,919	4.5	35,585	4.6
Real estate	9,152	1.1	9,200	1.2
Other long-term investments	144	-	148	-
Cash and cash equivalents	58,376	7.1	49,723	6.4
Total cash, cash equivalents and investments	$823,502	100.0	$775,418	100.0

Cash balances fluctuate as excess available funds are pending investment into fixed maturity securities.

The following tables represent gross unrealized gains and losses for fixed maturities and equity securities as of the periods indicated.

	June 30, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities available-for-sale:
U.S. Treasury securities	$10,455	2,040	-	12,495
U.S. Government-sponsored enterprises	262,470	696	2,850	260,316
States of the United States and political subdivisions of the states	132,740	3,104	2,701	133,143
Foreign governments	105	28	-	133
Corporate	158,250	8,860	782	166,328
Securities not due at a single maturity date	10,074	632	13	10,693
Total fixed maturities available-for-sale	574,094	15,360	6,346	583,108

Fixed maturities held-to-maturity
U.S. Government-sponsored enterprises	80,734	206	779	80,161
States of the United States and political subdivisions of the states	29,010	3	566	28,447
Total fixed maturities held-to-maturity	109,744	209	1,345	108,608
Total fixed maturities	$683,838	15,569	7,691	691,716
Total equity securities	$20,551	4,042	-	24,593

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities available-for-sale:
U.S. Treasury securities	$10,908	1,917	-	12,825
U.S. Government-sponsored enterprises	290,904	441	6,390	284,955
States of the United States and political subdivisions of the states	107,214	539	6,034	101,719
Foreign governments	106	26	-	132
Corporate	155,277	7,237	1,216	161,298
Securities not due at a single maturity date	14,003	833	28	14,808
Total fixed maturities available-for-sale	578,412	10,993	13,668	575,737

Fixed maturities held-to-maturity
U.S. Government-sponsored enterprises	80,232	272	1,401	79,103
Total fixed maturities	$658,644	11,265	15,069	654,840
Total equity securities	$19,844	3,460	-	23,304

Almost 92% or $9.2 million of the Company's mortgage-backed security holdings, based on amortized cost, totaling $10.1 million are residential U.S. Government-sponsored issues.  Mortgage-backed securities are also referred to as securities not due at a single maturity date throughout this report.  The majority of the Company's equity securities are diversified mutual funds.

Valuation of Investments in Fixed Maturity and Equity Securities

The Company monitors all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews.  The assessment of whether impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value.  The Company determines other-than-temporary impairment by reviewing relevant evidence related to the specific security issuer as well as the Company's intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.

When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.  If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment's cost and its fair value at the balance sheet date.  If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is separated into the following:  a) the amount representing the credit loss, and b) the amount related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment.  The new amortized cost basis is not adjusted for subsequent recoveries in fair value.

The Company evaluates whether a credit impairment exists for debt securities by considering primarily the following factors:  (a) changes in the financial condition of the security's underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, (d) the extent to which the fair value has been less than the amortized cost of the security, and (e) the payment structure of the security.  The Company's best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process.  Quantitative review includes information received from third party sources such as financial statements, pricing and rating changes, liquidity and other statistical information.  Qualitative factors include judgments related to business strategies, economic impacts on the issuers and overall judgment related to estimates and industry factors.  The Company's best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, and current delinquency rates.  These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries, which may include estimating the underlying collateral value.  In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer.

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

The Company did not recognize any other-than-temporary impairments ("OTTI") during the six months ended June 30, 2011, and June 30, 2010.

The tables below present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	June 30, 2011
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)

Available-for-sale securities:
U.S. Treasury securities	$-	-	-	-	-	-	-	-	-
U.S. Government-sponsored enterprises	183,732	2,850	131	-	-	-	183,732	2,850	131
Securities issued by states and political subdivisions	25,695	454	24	10,139	2,247	8	35,834	2,701	32
Corporate	14,754	486	13	6,157	296	5	20,911	782	18
Securities not due at a single maturity date	-	-	-	187	13	4	187	13	4
Total available-for-sale securities	224,181	3,790	168	16,483	2,556	17	240,664	6,346	185
Held to-maturity securities:
U.S. Government-sponsored enterprises	58,920	779	28	-	-	-	58,920	779	28
Securities issued by states and political subdivisions	26,979	566	22	-	-	-	26,979	566	22
Total held-to-maturity securities	85,899	1,345	50	-	-	-	85,899	1,345	50
Total fixed maturities	$310,080	5,135	218	16,483	2,556	17	326,563	7,691	235

	December 31, 2010
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)

Available-for-sale securities:
U.S. Government-sponsored enterprises	$234,994	6,390	170	-	-	-	234,994	6,390	170
Securities issued by states and political subdivisions	66,836	3,270	60	9,626	2,764	8	76,462	6,034	68
Corporate	28,072	1,040	21	2,443	176	7	30,515	1,216	28
Securities not due at a single maturity date	569	8	2	201	20	5	770	28	7
Total available-for-sale securities	330,471	10,708	253	12,270	2,960	20	342,741	13,668	273
Held to-maturity securities:
U.S. Government-sponsored enterprises	45,699	1,401	18	-	-	-	45,699	1,401	18
Total fixed maturities	$376,170	12,109	271	12,270	2,960	20	388,440	15,069	291

As of June 30, 2011 and December 31, 2010, there were no unrealized losses on the Company's equity securities.

As of June 30, 2011, the Company had 17 available-for-sale securities in an unrealized loss position for greater than 12 months, which were municipal, corporate and mortgage-backed securities.  The Company has reviewed these securities and determined that no other-than-temporary impairment exists based on our evaluations of the credit worthiness of the issuers and due to the fact that we do not intend to sell the investments, nor is it likely that we would be required to sell these investments before recovery of their amortized cost bases, which may be maturity.

The amortized cost and fair value of fixed maturity securities at June 30, 2011 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The Company has experienced significant issuer calls over the past two years as a result of the declining interest rate environment.

	June 30, 2011
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$4,770	4,919
Due after one year through five years	34,212	36,045
Due after five years through ten years	116,642	120,342
Due after ten years	408,396	411,109
Total available-for-sale securities	564,020	572,415
Held-to-maturity securities:
Due after five years through ten years	16,889	16,596
Due after ten years	92,855	92,012
Total held-to-maturity securities	109,744	108,608
Securities not due at a single maturity date	10,074	10,693
Total fixed maturities	$683,838	691,716

The securities not due at a single maturity date are primarily mortgage-backed obligations of U.S. Government-sponsored enterprises and corporate securities.

The Company uses the specific identification method to determine the cost basis used in the calculation of realized gains and losses related to security sales.  Proceeds and gross realized gains from sales of securities for the three and six months ended June 30, 2011 and 2010 are summarized as follows.

	Fixed Maturities Available-for-Sale				Equity Securities
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(In thousands)

Proceeds	$-	4,740	-	6,866	-	487	-	591
Gross realized gains	$-	615	-	742	-	141	-	166

No securities were sold for realized losses for the periods reported and there were no securities sold from the held-to-maturity portfolio during the three and six months ended June 30, 2011 and 2010.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2011
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

Fair value measurements are generally based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information.  We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  All assets and liabilities carried at fair value are required to be classified and disclosed in one of the following three categories:

•	Level 1 - Quoted prices for identical instruments in active markets.

•
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs or whose significant value drivers are observable.

•	Level 3 - Instruments whose significant value drivers are unobservable.

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

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	June 30, 2011
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,495	260,316	-	272,811
Corporate	-	166,328	-	166,328
Municipal bonds	-	133,143	-	133,143
Mortgage-backed	-	10,210	483	10,693
Foreign governments	-	133	-	133
Total fixed maturities, available-for-sale	12,495	570,130	483	583,108
Total equity securities, available-for-sale	24,593	-	-	24,593
Total financial assets	$37,088	570,130	483	607,701
Financial liabilities:
Warrants outstanding	$-	372	-	372

	December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities available-for-sale:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,825	284,955	-	297,780
Corporate	-	161,298	-	161,298
Municipal bonds	-	101,719	-	101,719
Mortgage-backed	-	14,289	519	14,808
Foreign governments	-	132	-	132
Total fixed maturities, available-for-sale	12,825	562,393	519	575,737
Total equity securities, available-for-sale	23,304	-	-	23,304
Total financial assets	$36,129	562,393	519	599,041
Financial liabilities:
Warrants outstanding	$-	1,587	-	1,587

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At June 30, 2011, the fixed maturities, valued using a third-party pricing source, totaled $570.1 million for Level 2 assets and comprised 93.8% of total reported fair value.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding.  The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models, other third party pricing services, and back tested to recent trades.  For the six months ended June 30, 2011, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

Equity securities, available-for-sale. Fair values of these securities are based upon quoted market price and are classified as Level 1 assets.

Warrants outstanding. Fair value of our warrants are based upon industry standard models that consider various observable inputs and are classified as Level 2 liabilities.

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value.

	Six Months Ended June 30,
	2011	2010
	(In thousands)

Balance at beginning of period	$519	577
Total realized and unrealized losses:
Included in net income	-	-
Included in other comprehensive income	-	(2)
Principal paydowns	(36)	(28)
Transfer in and (out) of Level 3	-	-
Balance at end of period	$483	547

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$109,744	108,608	80,232	79,103
Mortgage loans	1,466	1,407	1,489	1,433
Policy loans	36,919	36,919	35,585	35,585
Cash and cash equivalents	58,376	58,376	49,723	49,723
Financial liabilities:
Annuities	44,241	40,084	42,096	38,619

Fair values for fixed income securities are based on quoted market prices.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential and commercial properties.  Weighted average interest rates for these loans were approximately 6.7% per year as of June 30, 2011 and December 31, 2010, with maturities ranging from one to thirty years.  Fair value is estimated using a discount rate of 6.25% applied to current cash flows projected.

Policy loans have a weighted average annual interest rate of 7.7% as of June 30, 2011 and December 31, 2010, respectively, and have no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet.  These loans typically carry an interest rate that is at or above the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force and cannot be valued separately and are not marketable; therefore, the fair value of policy loans approximates the carrying value.

The fair value of the Company's liabilities under annuity contract policies was estimated at June 30, 2011, using discounted cash flows.  The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

(8)	Legal Proceedings

We are a defendant in a lawsuit filed on August 6, 1999, in the Texas District Court, Austin, Texas, now styled Delia Bolanos Andrade, et al., Plaintiffs, v. Citizens Insurance Company of America, et al., Defendants in which a class was originally certified by the trial court and reversed by the Texas Supreme Court in 2007 with an order to the trial court to conduct further proceedings consistent with its ruling.  The underlying lawsuit alleged that certain life insurance policies CICA made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws.  The remedy sought was rescission and return of the insurance premium payments.  On December 9, 2009, the trial court denied the recertification of the class after conducting additional proceedings in accordance with the Texas Supreme Court's ruling.  The remaining plaintiffs must now proceed individually, and not as a class, if they intend to pursue their cases against us.  We intend to maintain a vigorous defense in any remaining proceedings.

SPFIC is vigorously defending a number of matters in various stages of development filed in the aftermath of Hurricane Katrina, including a number of individual lawsuits that are immaterial to the companies financial statements and a statewide putative class action in Louisiana styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, ("Road Home Litigation"), which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007.  The Louisiana Attorney General filed the Road Home Litigation, in part, as a putative class action lawsuit in state court against SPFIC and approximately 200 other insurers on behalf of Road Home fund recipients alleging that the insurers have failed to pay all damages owed under their policies.  The insurers removed the matter to federal court.  The district court denied plaintiffs’ first motion to remand the matter to state court and the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) affirmed that ruling.  The defendants filed a motion to dismiss and the plaintiffs filed a second motion to remand the claims involving a Road Home subrogation agreement.  In March 2009, the district court denied the State’s second request that its claims be remanded to state court.  As for the defendant insurers’ motion, the judge granted it in part and denied it in part in April 2009.  Dismissal of all of the extra-contractual claims, including the bad faith and breach of fiduciary duty claims, was granted.  Dismissal also was granted of all claims based on the Valued Policy Law and all flood loss claims based on the levee breaches finding that the insurers flood exclusions precluded coverage. The dismissal of those claims was not appealed.  After these dismissals were granted, the remaining claims were for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers.  Due to these rulings and the strength of SPFIC's defenses to the remaining claims, SPFIC no longer believed an adverse ruling in the Road Home Litigation would have a material impact on its financial statements.  We reported this opinion in our 2009 Form 10-K.  Consequently, subsequent 10-Q's and the 2010 Form 10-K no longer discussed the Road Home Litigation.

On July 20, 2011, the Fifth Circuit ruled there was no public policy which precludes an anti-assignment clause from applying to post loss assignments, but the language of the anti-assignment language must be evaluated on a policy by policy basis.  We now anticipate the State will vigorously pursue the matter in the district court and are uncertain as to the impact a case by case analysis of claims will have on SPFIC.  SPFIC intends to maintain a vigorous defense in any remaining proceedings.

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

In the absence of countervailing considerations, we would expect to defend any such claims vigorously.  However, in doing so, we could incur significant defense costs, including not only attorneys' fees and other direct litigation costs, but also the expenditure of substantial amounts of management time that otherwise would be devoted to our business.  If we suffer an adverse judgment as a result of any claim, it could have a material adverse effect on our business, results of operations and financial condition.

(9)	Convertible Preferred Stock

In July 2004, the Company completed a private placement of Series A-1 Convertible Preferred Stock ("Series A-1 Preferred") to four unaffiliated institutional investors.  The investors were also issued unit warrants to purchase Series A-2 Convertible Preferred Stock.  In 2005, three of the four investors exercised their right to purchase the Series A-2 Convertible Preferred Stock.  We also issued to the investors warrants to purchase shares of our Class A common stock at various exercise prices that range from $6.72 to $7.93, with most of them striking at $6.95.  The conversion, exercise and redemption prices, along with the number of shares and warrants, were adjusted for stock dividends paid on December 31, 2004 and 2005.

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

There are outstanding warrants to purchase the Company's stock at prices ranging from $6.72 to $7.93, which were issued to investors of the Class A-1 and A-2 preferred stock.

As of June 30, 2011
Warrants Outstanding	Expiration Date	Strike Price	Fair Value
			(In thousands)
1,022,471	7/12/11	$6.95	$174
63,961	7/12/12	6.72	83
55,963	9/30/12	7.93	57
56,463	10/6/12	7.86	58
1,198,858			$372

The fair value of the warrants is calculated using the Black-Scholes option pricing model and is classified as a liability on the balance sheet in the amount of $0.4 million and $1.6 million at June 30, 2011, and December 31, 2010, respectively.  The change in fair value of warrants is reported as a component of revenue in the income statement.  The change in fair value of warrants for the six months ended June 30 caused an increase in revenues of $1.2 million and $0.3 million in 2011 and 2010, respectively.

On July 12, 2011, 255,216 warrant shares were exercised for cash totaling $1.8 million.  The remaining shares were exercised by a cashless provision that resulted in the issuance of 1,989 Class A shares by the Company to the warrant holders.

(10)	Income Taxes

The effective tax rate was 31.6% and 27.0% for the second quarter of 2011 and 2010, respectively, and 32.8% and 28.9% for the six months ended June 30, 2011 and 2010, respectively.  In 2011 and 2010, rates were lower than the statutory rate of 35%, primarily due to gains and losses from the change in fair value of outstanding warrants for the purchase of Class A common stock.  The change in fair value of outstanding warrants, which is not taxable, resulted in an increase to income, as previously noted, of $1.2 million and $252,000 for the six months ended June 30, 2011 and 2010, respectively.

(11)	Related Party Transactions

The Company previously filed a plan of merger with the Departments of Insurance of Colorado and Indiana related to the planned merger of Integrity Capital Corporation and the merger of the down-line subsidiary Integrity Capital Insurance Company into CICA.  The Company received approval from the respective state insurance departments to merge Integrity Capital Insurance Company into CICA as of April 1, 2011.  The capital contribution did not impact the overall consolidated financial position or results of operations of the Company.  However, the Company does anticipate the elimination of duplicative overhead and annual regulatory reporting expenses.  Integrity Capital Corporation and Integrity Capital Insurance Company were merged into CICA as of April 1, 2011.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"), including, without limitation, statements specifically identified as forward-looking statements within this document.  Many of these statements contain risk factors as well.  In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with the approval of the Company, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Act.  Examples of forward-looking statements include, but are not limited to:  (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements.  Words such as "believes," "anticipates," "assumes," "estimates," "plans," "projects," "could," "expects," "intends," "targeted," "may," "will" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements.  Factors that could cause the Company's future results to differ materially from expected results include, but are not limited to:

•	Changes in foreign and U.S. general economic, market, and political conditions, including the performance of financial markets and interest rates;
•	Changes in consumer behavior, which may affect the Company's ability to sell its products and retain business;
•	The timely development of and acceptance of new products of the Company and perceived overall value of these products and services by existing and potential customers;
•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing the Company's products;
•
The performance of our investment portfolio, which may be adversely affected by changes in interest rates, adverse developments and ratings of issuers whose debt securities we may hold, and other adverse macroeconomic events;

•	Results of litigation we may be involved in;
•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;
•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company's products or services;
•	Our concentration of business from persons residing in Latin America and the Pacific Rim;
•	Our success at managing risks involved in the foregoing;
•	Changes in tax laws;
•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions; and
•	Changes in statutory or U.S. GAAP accounting principles, policies or practices.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

Overview

Citizens, Inc. is an insurance holding company serving the life insurance needs of individuals in the United States since  1969 and internationally since 1975.  Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  We had approximately $1.0 billion of total assets at June 30, 2011 and 2010, and approximately $5.2 billion of insurance in force.  Our core insurance operations include issuing and servicing:

•
U.S. Dollar-denominated ordinary whole life insurance and endowment policies predominantly to high net worth, high income foreign residents, principally in Latin America and the Pacific Rim through independent marketing consultants;

•	ordinary whole life insurance policies to middle income households concentrated in the Midwest and southern United States through independent marketing consultants; and
•
final expense and limited liability property policies to middle and lower income households in Louisiana, Arkansas and Mississippi through employee and independent agents in our home service distribution channel.

We were formed in 1969 by our Chairman, Harold E. Riley.  Prior to our formation, Mr. Riley had many years of experience in the international and domestic life insurance business.  Our Company has experienced significant growth through acquisitions in the domestic market and through market expansion in the international market.  We seek to capitalize on the experience of our management team in marketing and operations as we strive to generate bottom line return using knowledge of our niche markets and our well-established distribution channels.  We believe our underwriting processes, policy terms, pricing practices and proprietary administrative systems enable us to be competitive in our current markets, while protecting our shareholders and servicing our policyholders.

Current Financial Highlights

Our assets grew from $986.5 million as of December 31, 2010, to $1.0 billion as of June 30, 2011.  Total stockholders' equity increased from $227.6 million at December 31, 2010, to $240.5 million at June 30, 2011.

Financial highlights for the three and six month periods ended June 30, 2011, compared to the same periods in 2010:

•
Insurance revenues rose 8.8% and 7.3% for the three and six month periods from $36.7 million and $71.9 million to $39.9 million and $77.1 million, primarily from life segment sales which increased $2.9 million and $4.7 million from amounts reported in 2010.

•
Net investment income decreased 6.7% and 8.4% to $7.7 million for the three month period and $15.2 million for the six month period due to lower yielding debt securities in our investment portfolio compared to 2010.

•	Claim and surrender expense decreased 1.3% and 2.9% for the comparable three and six month periods as a result of favorable development.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

Our Operating Segments

Our business is comprised of three operating business segments, as detailed below.

•	Life Insurance
•	Home Service Insurance
•	Other Non-Insurance Enterprises

Our insurance operations are the primary focus of the Company, as those segments generate the majority of our income.  See the discussion under Segment Operations for detailed analysis.  The amount of insurance, number of policies, and average face amounts of policies issued during the periods indicated are shown below.

	Six Months Ended June 30,
	2011			2010
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued

Life	$181,852,410	2,765	$65,769	$156,427,532	2,446	$63,953
Home Service	106,882,545	14,726	7,258	105,447,173	13,932	7,569

Note:  All discussions below compare or state 2011 results for the three and six months ended June 30, 2011, compared to 2010 results.

Consolidated Results of Operations

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested asset holdings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Revenues:
Premiums:
Life insurance	$38,231	35,085	73,842	68,681
Accident and health insurance	396	409	768	823
Property insurance	1,259	1,182	2,504	2,362
Net investment income	7,717	8,275	15,231	16,624
Realized investment gains (losses), net	(13)	692	6	751
Decrease in fair value of warrants	816	366	1,215	252
Other income	104	151	227	499
Total revenues	48,510	46,160	93,793	89,992
Exclude fair value adjustments	(816)	(366)	(1,215)	(252)
Total revenues excluding fair value adjustments	$47,694	45,794	92,578	89,740

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

Net investment income performance is summarized as follows.

	Six Months Ended June 30,	Year Ended December 31,	Six Months Ended June 30,
	2011	2010	2010
	(In thousands, except for %)

Net investment income, annualized	$30,462	30,077	33,248
Average invested assets, at amortized cost	738,490	696,134	668,182
Annualized yield on average invested assets	4.13%	4.32%	4.98%

We have traditionally invested in fixed maturity securities with a large percent held in callable issues.  We experienced significant call activity related to fixed maturity security holdings due to the historically low interest rate environment over the past few years, and these call proceeds were invested in lower yielding securities resulting in the lowering of 2011 investment results.

Investment income from debt securities accounted for approximately 85.6% of total investment income for the six months ended June 30, 2011.  We continue to hold investment in bonds of U.S. Government-sponsored enterprises, such as FNMA and FHLMC, which comprised 50.2% of the total fixed maturity portfolio based on amortized cost at June 30, 2011.  We have increased our investment purchases of corporate and municipal securities over the past several quarters, focusing on utility service sectors in these corporate securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Gross investment income:
Fixed maturity securities	$6,733	7,263	13,250	14,649
Equity securities	378	183	575	332
Mortgage loans	24	18	51	36
Policy loans	709	657	1,419	1,313
Long-term investments	54	287	107	580
Other investment income	8	180	83	377
Total investment income	7,906	8,588	15,485	17,287
Investment expenses	(189)	(313)	(254)	(663)
Net investment income	$7,717	8,275	15,231	16,624

The increased call activity of bonds in our portfolio combined with lower yields on reinvested assets is likely to result in lower investment income going forward, despite higher levels of invested assets, unless interest rates increase.  The decrease in fixed maturity investment income in 2011 resulted from the declining yields, as previously noted.  The increase in the asset balance of policy loans, which represents policyholders utilizing their accumulated policy cash value, has resulted in a correlating increase to investment income.

Realized Gains (Losses), Net.  Net realized gains in the portfolio during the first six months of 2011 resulted primarily from issuer calls.  The Company realized net gains of $0.7 million and $0.8 million for the three and six months ended June 30, 2010.  The net realized gains in the second quarter of 2010 were primarily the result of sales of several available-for-sale debt and equity securities, including some securities that had previously been impaired.  The Company recorded a valuation allowance of $45,000 during the first quarter of 2010 on a non-performing mortgage loan.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

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

See Note 9 of the accompany financial statements for further discussion.

Benefits and Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$14,905	15,094	29,784	30,671
Increase in future policy benefit reserves	13,000	9,783	25,318	19,328
Policyholders' dividends	1,920	1,777	3,582	3,347
Total insurance benefits paid or provided	29,825	26,654	58,684	53,346

Commissions	9,930	9,028	19,002	17,156
Other general expenses	6,919	7,122	13,529	13,975
Capitalization of deferred policy acquisition costs	(7,884)	(6,978)	(15,049)	(12,973)
Amortization of deferred policy acquisition costs	4,229	5,218	8,749	10,162
Amortization of cost of customer relationships acquired	751	754	1,405	1,592
Total benefits and expenses	$43,770	41,798	86,320	83,258

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Death claims	$4,588	5,800	10,614	11,935
Surrender benefits	5,387	4,843	9,749	9,737
Endowments	3,618	3,539	7,019	6,830
Property claims	462	307	1,015	871
Accident and health benefits	150	126	255	386
Other policy benefits	700	479	1,132	912
Total claims and surrenders	$14,905	15,094	29,784	30,671

The Company recorded a $0.5 million decrease in death claims during the three months ended June 30, 2011, due to a decrease related to incurred but not yet reported claims accrual.  This liability is estimated using historical claims experience and is reviewed at each reporting period.  Property claims increased in the current quarter of 2011 by $0.2 million compared to the same period in 2010, as 2010 claims were lower than historical experience.

Increase in Future Policy Benefit Reserves.  Reserves as of June 30, 2011, were impacted by product sales internationally in endowments that produce a faster reserve build-up than whole life products.  The first six months of 2011 includes a reserve decrease of $0.2 million related to an adjustment in reserve calculation of certain SPLIC policies.  In addition, a reserve decrease of $0.1 million was recorded as certain reserve estimates were refined in the first three months of 2011 related to the home service insurance segment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

Policyholder Dividends.  All of our international policies are participating, and the dividends are factored into the premium rates charged.  As policy provisioned dividend rates increase each year that a policy is in force, dividend expense is expected to increase as this block of insurance becomes more seasoned.

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels by agents and associates.  Commission expense increased from the prior year amounts as premium revenues increased.  Also, first year premium volume is up, which is associated with higher commission rates than renewal business.

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized under current accounting guidance include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to and vary with the production of new business.  The increase for the three and six month periods of 2011 compared to 2010 is the result of increased premium production in the current year.  Amortization of deferred policy acquisition costs is lower for the three and six month periods in 2011 compared to 2010 due to improved persistency in the current year.

Federal Income Tax.  The effective tax rate for the three and six months ended June 30, 2011, was 31.6% and 32.8% versus 27.0% and 28.9% for the same periods in 2010.  Tax differences impact the enacted tax rate when they result in differences between taxable income and expense that do not affect both the financial reporting and tax bases of accounting.  The rate variance from the statutory rate of 35% occurred because change in fair value of our Class A common stock warrants are not taxable items.

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance based on net income before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Life Insurance	$1,952	2,262	2,857	3,880
Home Service Insurance	2,528	2,228	4,307	3,248
Other Non-Insurance Enterprises	260	(128)	309	(394)
Total	$4,740	4,362	7,473	6,734

Life Insurance

Our Life Insurance segment issues ordinary whole life insurance domestically and in U.S. Dollar-denominated amounts to foreign residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured.  Additionally, the Company issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection.  For the majority of our business, we retain only the first $100,000 of risk on any one life.  We operate this segment through our subsidiaries:  CICA Life Insurance Company of America ("CICA"), and Citizens National Life Insurance Company ("CNLIC").

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

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
•
premiums typically paid annually rather than monthly or quarterly, which saves us administrative expenses, accelerates cash flow and results in lower policy lapse rates than premiums with more frequently scheduled payments; and

•	favorable persistency levels and mortality rates compared to our U.S. policies.

International Products

We offer several ordinary whole life insurance and endowment products designed to meet the needs of our non-U.S. policyowners.  These policies have been structured to provide:

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

Our international products have living benefit features.  Every policy contains guaranteed cash values and is participating (i.e., provides for cash dividends as apportioned by the board of directors).  Once a policyowner pays the annual premium and the policy is issued, we immediately pay a cash dividend as well as an annual guaranteed endowment, if elected, to the owner.  The policyowner has several options with regard to the dividend, including the right to assign dividends to our stock investment plan, registered under the Securities Act of 1933 (the "Securities Act") and administered in the United States by our unaffiliated transfer agent.

The following table sets forth, by territory, our direct collected premiums from our international life insurance business for the periods indicated.  The information is presented in accordance with statutory accounting practices prescribed by the state of Colorado, the state of domicile of CICA, our subsidiary that writes all of our international business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Country
Colombia	$5,567	5,313	10,589	10,369
Venezuela	5,324	3,993	9,919	7,435
Taiwan	3,721	3,287	8,169	7,481
Ecuador	3,487	3,082	6,516	5,882
Argentina	2,386	2,374	4,272	4,222
Other Non-U.S.	7,250	6,508	13,893	12,588
Total	$27,735	24,557	53,358	47,977

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

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

Our life insurance products are principally designed to address the insured's concern about outliving his or her monthly income, while at the same time providing death benefits.  The primary purpose of our product portfolio is to help the insured create capital for needs such as retirement income, children's higher education funds, business opportunities, emergencies and health care needs.

The following table sets forth our direct collected life insurance premiums by state for the periods indicated, in accordance with statutory accounting practices prescribed by the states of domicile of our insurance company subsidiaries.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
State
Texas	$1,584	1,515	2,877	3,080
Indiana	456	443	959	978
Missouri	406	447	794	882
Kentucky	208	255	544	668
Mississippi	271	300	553	635
Other States	810	873	1,648	1,826
Total	$3,735	3,833	7,375	8,069

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded this business to an unaffiliated insurance company under a coinsurance agreement, under which it assumes substantially all of our accident and health policies.  The premium amounts ceded under the coinsurance agreement for the six months ended June 30, 2011 and 2010, were $2.3 million and $2.8 million, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

The results of operations for the life segment for the periods indicated are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Revenue:
Premiums	$29,016	26,081	55,536	50,850
Net investment income	4,272	4,635	8,353	9,346
Realized investment gains (losses), net	4	144	4	115
Other income	77	132	164	409
Total revenue	33,369	30,992	64,057	60,720
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,456	10,247	19,857	20,146
Increase in future policy benefit reserves	12,015	8,773	23,824	17,435
Policyholders' dividends	1,901	1,760	3,544	3,302
Total insurance benefits paid or provided	24,372	20,780	47,225	40,883

Commissions	6,058	5,239	11,400	9,744
Other general expenses	2,999	2,654	5,953	5,631
Capitalization of deferred policy acquisition costs	(6,060)	(5,219)	(11,487)	(9,683)
Amortization of deferred policy acquisition costs	3,772	5,001	7,610	9,660
Amortization of cost of customer relationships acquired	276	275	499	605
Total benefits and expenses	31,417	28,730	61,200	56,840
Income (loss) before income tax expense	$1,952	2,262	2,857	3,880

Premiums.  Premium revenues increased for the three and six month periods ended June 30, 2011, compared to the same three and six month periods in 2010 due primarily to international renewal business, which experienced strong persistency as this block of insurance matures.  In addition, first year premiums increased as a percentage of total premiums in the current year compared to 2010, reflecting improved new business performance.

Life insurance premium breakout is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Premiums:
First year	$4,623	4,012	8,721	7,224
Renewal	24,393	22,069	46,815	43,626
Total premiums	$29,016	26,081	55,536	50,850

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

Net Investment Income.  Net investment income decreased comparing the three and six month periods ended June 30, 2011 to the same three and six month periods of 2010 due to lower prevailing interest rates.  The continued call activity and lower yields experienced over the past several years are expected to result in lower investment income in the near term, despite the higher levels of invested assets.

	Six Months Ended June 30,	Year Ended December 31,	Six Months Ended June 30,
	2011	2010	2010
	(In thousands, except for %)

Net investment income, annualized	$16,706	16,523	18,692
Average invested assets, at amortized cost	$426,916	396,360	375,616
Annualized yield on average invested assets	3.91%	4.17%	4.98%

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Death claims	$1,498	2,041	3,346	3,784
Surrender benefits	4,690	4,243	8,436	8,606
Endowment benefits	3,619	3,532	7,014	6,816
Accident and health benefits	86	89	157	283
Other policy benefits	562	342	904	657
Total claims and surrenders	$10,455	10,247	19,857	20,146

•	Death claims expense includes an incurred but not reported release of liability for claims totaling $0.2 million related to our claim experience calculation.

•
Surrender benefits increased for the three months and decreased for the six months ended June 30, 2011, compared to the same periods in 2010.  Surrenders as a percent of ordinary whole life insurance in force decreased from 0.6% in the first six months of 2010, to 0.5% in the first six months of 2011.  The majority of policy surrender benefits paid is attributable to our international business and was related to policies that have been in force over fifteen years, where surrender charges are no longer applicable.

•
Endowment benefit expense has increased due to the election by policyholders of a product feature that provides an annual benefit.  This is a fixed benefit over the life of the contract and as persistency improves this expense will increase.

•	Other policy benefits increased in the current year due primarily to interest paid on premium deposits and dividend accumulations, as these policyholder liability accounts have increased.

Increase in Future Policy Benefit Reserves.   Policy benefit reserves increased for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to increased sales of endowment products, which build up reserve balances more quickly compared to other life product sales.  Endowment sales have become more popular relative to our international sales in the past few years, representing approximately 75% and 63% of total in force for new policies issued through the six months in 2011 and 2010, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

Other General Expenses.  Current year amounts reflect an increase in expenses based upon a study by segment that resulted in a cost increase in the life segment compared to the prior year allocations.  The effect of the allocation change is muted because total consolidated expenses were lower in the current year than in 2010.

Commissions.  Commission expense increased for the three and six months ended June 30, 2011, compared to the same periods in 2010, as premium revenues increased.  This expense fluctuates directly with premium revenues.

Amortization of Deferred Policy Acquisition Costs ("DAC").  Amortization costs decreased for the three and six months ended June 30, 2011, compared to 2010, primarily because of improved persistency.  The Company canceled its contract with a newly recruited, high volume producer in the second quarter of 2009 due to poor experience. Policies sold by this organization lapsed at high rates during the first and second quarter of 2010, which resulted in higher DAC amortization in those periods.

Home Service Insurance

We operate in the Home Service market through our subsidiaries Security Plan Life Insurance Company ("SPLIC") and Security Plan Fire Insurance Company ("SPFIC"), and focus on the life insurance needs of the middle and lower income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through a home service marketing distribution system of approximately 330 employee-agents who work full time on a route system and through funeral homes that sell policies, collect premiums and service policyholders.

The following table sets forth our direct collected life insurance premiums by state for the periods indicated, in accordance with statutory accounting practices prescribed by the states of domicile of our insurance company subsidiaries.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

State
Louisiana	$10,249	9,997	20,447	19,967
Arkansas	1,020	1,229	2,037	2,287
Mississippi	87	80	178	165
Other states	262	265	520	549
Total	$11,618	11,571	23,182	22,968

Home Service Insurance Products

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

We provide final expense ordinary life insurance and annuity products primarily to middle and lower income individuals in Louisiana, Mississippi and Arkansas.  New products were approved for sale in Mississippi during the current year and we expect to increase sales as we expand our marketing force in this state.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

The results of operations for the home service segment for the periods indicated are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Revenue:
Premiums	$10,870	10,595	21,578	21,016
Net investment income	3,275	3,475	6,512	7,007
Realized investment gains (losses), net	(17)	548	2	681
Other income	6	4	14	53
Total revenue	14,134	14,622	28,106	28,757
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	4,450	4,847	9,927	10,525
Increase in future policy benefit reserves	985	1,010	1,494	1,893
Policyholders' dividends	18	17	38	45
Total insurance benefits paid or provided	5,453	5,874	11,459	12,463

Commissions	3,872	3,789	7,602	7,412
Other general expenses	3,173	3,794	6,255	7,435
Capitalization of deferred policy acquisition costs	(1,824)	(1,759)	(3,562)	(3,290)
Amortization of deferred policy acquisition costs	457	217	1,139	502
Amortization of cost of customer relationships acquired	475	479	906	987
Total benefits and expenses	11,606	12,394	23,799	25,509
Income (loss) before income tax expense	$2,528	2,228	4,307	3,248

Premiums.  The premium increases were due to continued marketing efforts, as well as a SPFIC rate increase of 5.7% for named peril policies that became effective January 1, 2011.

Net Investment Income.  Net investment income decreased for the three and six months ended June 30, 2011, compared to the same periods in 2010, as the Company experienced significant call activity over the past two years and reinvested proceeds during a declining interest rate environment, which has depressed our investment income and lowered portfolio yields.

Net investment income is summarized as follows.

	Six Months Ended June 30,	Year Ended December 31,	Six Months Ended June 30,
	2011	2010	2010
	(In thousands, except for %)

Net investment income, annualized	$13,024	13,008	14,014
Average invested assets, at amortized cost	280,835	279,682	276,111
Annualized yield on average invested assets	4.61%	4.65%	5.08%

Realized Gains, Net.  Net realized gains of $0.5 million and $0.7 million were recognized for the three and six months ended June 30, 2010.  Of this amount, $0.5 million resulted from gross gains from sales of bonds and $0.2 million from sales of stocks for the six months ended June 30, 2010.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

Claims and Surrenders.  Claims and surrenders decreased for the three and six months ended June 30, 2011, compared to the same periods in 2010, and were within expected ranges.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Death claims	$3,090	3,759	7,268	8,151
Surrender benefits	697	600	1,313	1,131
Endowment benefits	(1)	7	5	14
Property claims	462	307	1,015	871
Accident and health benefits	64	38	98	104
Other policy benefits	138	136	228	254
Total claims and surrenders	$4,450	4,847	9,927	10,525

•	Death claims expense includes an incurred but not reported release of liability for claims totaling $0.3 million related to our claim experience calculation.

•	Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•	Surrender benefits have increased in the three and six months ended June 30, 2011, compared to the same periods in 2010, which is consistent with a growing block of business.

Other General Expenses.  Other expenses decreased for the three and six months ended June 30, 2011, compared to the same periods in 2010, due to an overall decrease in expenses and a reallocation of expenses that became effective January 1, 2011, which reduced the home service segment allocation and increased the life segment allocation in the current year.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the six month period of 2011 includes an adjustment that resulted in an increase of $0.3 million due to a refinement in an estimate using system generated information related to SPLIC assumptions.

Other Non-Insurance Enterprises

Overall, other non-insurance operations are relatively immaterial to the consolidated results, except for the fair value adjustment related to the Company's warrants to purchase Class A common stock.  These amounts fluctuate due to the movement in the stock price and fair value calculation using the Black-Scholes valuation model.

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
June 30, 2011

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets.

	June 30, 2011		December 31, 2010
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)

Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$353,545	42.9	$378,012	48.8
Corporate	166,328	20.2	161,298	20.8
Municipal bonds	162,153	19.7	101,719	13.1
Mortgage-backed (1)	10,693	1.3	14,808	1.9
Foreign governments	133	-	132	-
Total fixed maturity securities	692,852	84.1	655,969	84.6

Cash and cash equivalents	58,376	7.1	49,723	6.4
Other investments:
Policy loans	36,919	4.4	35,585	4.6
Equity securities	24,593	3.0	23,304	3.0
Mortgage loans	1,466	0.2	1,489	0.2
Real estate	9,152	1.2	9,200	1.2
Other long-term investments	144	-	148	-
Total cash, cash equivalents and investments	$823,502	100.0	$775,418	100.0

(1)	Includes $9.8 million and $13.2 million of U.S. Government-sponsored enterprises at June 30, 2011 and December 31, 2010, respectively.

The Company increased holdings in investment grade municipal securities with higher yields during the first six months of 2011.  Cash and cash equivalents increased as of June 30, 2011, based upon timing of cash inflows and investment into fixed maturity securities.

The held-to-maturity portfolio as of June 30, 2011, represented 15.8% of the total fixed maturity securities owned based upon carrying values, with the remaining 84.2% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2011, and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)

AAA and U.S. Government	$386,198	55.7	$428,194	65.3
AA	131,402	19.0	59,454	9.1
A	77,684	11.2	73,341	11.2
BBB	80,508	11.6	84,489	12.9
BB and other	17,060	2.5	10,491	1.6
Totals	$692,852	100.0	$655,969	100.0

The increase in fixed maturities with credit ratings of AA as of June 30, 2011, compared to December 31, 2010, is a result of new investments in taxable municipals and corporate bonds, primarily public utility issuers with an average maturity of seven years.  The increase in non-investment grade securities was due to downgrades of issuers in the current period, as the Company does not purchase below investment grade securities.

Valuation of Investments

We evaluate the carrying value of our fixed maturity and equity securities at least quarterly.  The Company monitors all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews.  The assessment of whether impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value.  The Company determines other-than-temporary impairment by reviewing all relevant evidence related to the specific security issuer as well as the Company's intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.

When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.  If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment's cost and its fair value at the balance sheet date.  If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is separated into the following:  a) the amount representing the credit loss; and b) the amount related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment.  The new amortized cost basis is not adjusted for subsequent recoveries in fair value.

The Company did not recognize any other-than-temporary impairments for the six months ended 2011 or 2010.  The Company recognized a valuation allowance on one mortgage loan totaling $45,000 during the first quarter of 2010.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

Liquidity requirements of Citizens are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow and did not do so during the first six months of 2011.  Our investments as of June 30, 2011, consist of 76.2% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $28.0 million and $24.0 million for the six months ended June 30, 2011 and 2010, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investment activity totaled $20.7 million and inflows of $7.9 million for the six months ended June 30, 2011 and 2010, respectively.

The National Association of Insurance Commissioners ("NAIC") has established minimum capital requirements in the form of Risk-Based Capital ("RBC").  RBC factors the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required.

All insurance subsidiaries were above the RBC minimums at June 30, 2011.  The ratios of adjusted statutory capital to control level RBC are shown below.

June 30, 2011

CICA	994%
CNLIC	2,783%
SPFIC	325%
SPLIC	1,298%

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Form 10-K for the year ended December 31, 2010.  The Company does not have off-balance sheet arrangements at June 30, 2011, and does not expect any future effects on the Company's financial condition related to any such arrangements.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

Parent Company Liquidity and Capital Resources

We are a holding company and have had minimal operations of our own.  Our assets consist primarily of the capital stock of our subsidiaries, cash and investment real estate.  Accordingly, our cash flows depend upon the availability of statutorily permissible payments, primarily payments under management agreements from our two primary life insurance subsidiaries, CICA and SPLIC.  The ability to make payments is limited by applicable laws and regulations of Colorado, CICA's state of domicile, and Louisiana, SPLIC's state of domicile, which subject insurance operations to significant regulatory restriction.  These laws and regulations require, among other things, that these insurance subsidiaries maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company.  We historically have not relied upon dividends from subsidiaries for our cash flow needs.

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

We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the "lock-in concept") unless a premium deficiency exists.  Management monitors these assumptions and has determined that a premium deficiency did not exist as of June 30, 2011.  Management believes that our policy liabilities and increase in future policy benefit reserves as of the six months ended June 30, 2011 and 2010, are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision.

Reserving assumptions are reviewed to ensure that our original assumptions at the time of policy issuance related to interest, mortality, withdrawals, and settlement expenses are based upon managements best judgment.

Deferred Policy Acquisition Costs

Acquisition costs, consisting of commissions and policy issuance, underwriting and agency expenses that relate to and vary with the production of new business, are deferred.  These deferred policy acquisition costs are amortized primarily over the estimated premium paying period of the related policies in proportion to the ratio of an annual premium recognized to the total premium revenue anticipated, using the same assumptions as were used in computing liabilities for future policy benefits.

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

Inherent in the capitalization and amortization of deferred policy acquisition costs are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization.  Approximately 90% of our capitalized deferred acquisition costs are attributed to first year and renewal excess commissions.  The remaining 10% are attributed to costs that vary with and are directly related to the acquisition of new insurance business.  Those costs generally include costs related to the production, underwriting and issuance of new business.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next thirty years.  The available premium per policy and the deferred policy acquisition costs per policy are then calculated.  The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions.  The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period.  The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs.  Management believes that our deferred policy acquisition costs and related amortization for the six months ended June 30, 2011 and 2010, limits the amount of deferred costs to its estimated realizable value.  This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.

Cost of Customer Relationships Acquired

Cost of Customer Relationships Acquired ("CCRA") is established when we purchase a block of insurance.  CCRA is amortized primarily over the emerging profit of the related policies using the same assumptions as were used in computing liabilities for future policy benefits.  We utilize various methods to determine the amount of the ending asset balance, including a static model and a dynamic model.  Inherent in the amortization of CCRA are certain management judgments about the ending asset balance and the annual amortization.  The assumptions used are based upon interest, mortality and lapses at the time of purchase.

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next thirty years.  The CCRA is then evaluated utilizing reasonable assumptions.  Management believes that our CCRA and related amortization is recoverable for the six months ended June 30, 2011 and 2010.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

Goodwill

Current accounting guidance requires that goodwill balances be reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event has occurred.  A reporting unit is defined as an operating segment on one level below an operating segment.  Most of the Company's reporting units, for which goodwill has been allocated, are equivalent to the Company's operating segment, as there is no discrete financial information available for the separate components of the segment or all of the components of the segment have similar economic characteristics.

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

Management's determination of the fair value of each reporting unit incorporates multiple inputs, including discounted cash flow calculations, peer company price to earnings multiples, the level of the Company's Class A common stock price, and assumptions that market participants would make in valuing the reporting unit.  Other assumptions can include levels of economic capital, future business growth, and earnings projections.

Valuation of Investments in Fixed Maturity and Equity Securities

The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings.  The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or future prospects, the effects of changes in interest rates or credit spreads, and the expected recovery period.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

Based upon current accounting guidance, investment securities must be classified as held-to-maturity, available-for-sale or trading.  Management determines the appropriate classification at the time of purchase.  The classification of securities is significant, since it directly impacts the accounting for unrealized gains and losses on securities.  Fixed maturity securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity.  Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income, and do not affect earnings until realized.

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an OTTI exists pursuant to the accounting guidelines.  In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the Federal Government or its agencies, by government-sponsored agencies, or whether downgrades by bond rating agencies have occurred, and reviews of the issuer's financial condition.

If management determines an investment has experienced an OTTI, management must then determine the amount of OTTI to be recognized in earnings.  If management does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment.  If management intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date.  The new cost basis is not adjusted for subsequent recoveries in fair value.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

The following table summarizes net unrealized gains and losses for the periods indicated.

	June 30, 2011			December 31, 2010
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)

Fixed maturities, available-for-sale	$574,094	583,108	9,014	578,412	575,737	(2,675)
Fixed maturities, held-to-maturity	109,744	108,608	(1,136)	80,232	79,103	(1,129)
Total fixed maturities	$683,838	691,716	7,878	658,644	654,840	(3,804)
Total equity securities	$20,551	24,593	4,042	19,844	23,304	3,460

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 90.6% of our investment portfolio as of June 30, 2011.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.  Approximately 51.0% of the fixed maturities at fair value on June 30, 2011, were invested in U.S. Treasury and U.S. Government-sponsored enterprises.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess annually interest rate sensitivity with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The change in fair values of our debt and equity securities as of June 30, 2011, were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased slightly to 3.2% during the quarter ended June 30, 2011, from 3.3% at December 31, 2010.  Net unrealized gains on fixed maturity securities totaled $7.9 million at June 30, 2011, compared to losses of $3.8 million at December 31, 2010.

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  Approximately 84.3% of fixed maturities were held in available-for-sale and 15.7% in held-to-maturity based upon fair value at June 30, 2011.  At June 30, 2011, and December 31, 2010, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 3.2% of our total investments at June 30, 2011.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

Item 4.    CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure, among other things, that material information relating to our Company, including its consolidated subsidiaries, is made known to our officers who certify our financial reports and to the other members of our senior management and the Board of Directors.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based upon an evaluation at the end of the period, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

During the quarter ended June 30, 2011, there were no changes in the Company's internal controls over financial reporting that materially affect or are reasonably likely to affect the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

We are a defendant in a lawsuit filed on August 6, 1999, in the Texas District Court, Austin, Texas, now styled Delia Bolanos Andrade, et al., Plaintiffs, v. Citizens Insurance Company of America, et al., Defendants in which a class was originally certified by the trial court and reversed by the Texas Supreme Court in 2007 with an order to the trial court to conduct further proceedings consistent with its ruling.  The underlying lawsuit alleged that certain life insurance policies CICA made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws.  The remedy sought was rescission and return of the insurance premium payments.  On December 9, 2009, the trial court denied the recertification of the class after conducting additional proceedings in accordance with the Texas Supreme Court's ruling.  The remaining plaintiffs must now proceed individually, and not as a class, if they intend to pursue their cases against us.  We intend to maintain a vigorous defense in any remaining proceedings.

SPFIC is vigorously defending a number of matters in various stages of development filed in the aftermath of Hurricane Katrina, including a number of individual lawsuits that are immaterial to the companies financial statements and a statewide putative class action in Louisiana styled The State of Louisiana v. AAA Insurance, or Road Home Litigation, ("Road Home Litigation"), which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007.  The Louisiana Attorney General filed the Road Home Litigation, in part, as a putative class action lawsuit in state court against SPFIC and approximately 200 other insurers on behalf of Road Home fund recipients alleging that the insurers have failed to pay all damages owed under their policies.  The insurers removed the matter to federal court.  The district court denied plaintiffs’ first motion to remand the matter to state court and the U.S. Court of Appeals for the Fifth Circuit (“Fifth Circuit”) affirmed that ruling.  The defendants filed a motion to dismiss and the plaintiffs filed a second motion to remand the claims involving a Road Home subrogation agreement.  In March 2009, the district court denied the State’s second request that its claims be remanded to state court.  As for the defendant insurers’ motion, the judge granted it in part and denied it in part in April 2009.  Dismissal of all of the extra-contractual claims, including the bad faith and breach of fiduciary duty claims, was granted.  Dismissal also was granted of all claims based on the Valued Policy Law and all flood loss claims based on the levee breaches finding that the insurers flood exclusions precluded coverage. The dismissal of those claims was not appealed.  After these dismissals were granted, the remaining claims were for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers.  Due to these rulings and the strength of SPFIC's defenses to the remaining claims, SPFIC no longer believed an adverse ruling in the Road Home Litigation would have a material impact on its financial statements.  We reported this opinion in our 2009 Form 10-K.  Consequently, subsequent 10-Q's and the 2010 Form 10-K no longer discussed the Road Home Litigation.

On July 20, 2011, the Fifth Circuit ruled there was no public policy which precludes an anti-assignment clause from applying to post loss assignments, but the language of the anti-assignment language must be evaluated on a policy by policy basis.  We now anticipate the State will vigorously pursue the matter in the district court and are uncertain as to the impact a case by case analysis of claims will have on SPFIC.  SPFIC intends to maintain a vigorous defense in any remaining proceedings.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

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

In the absence of countervailing considerations, we would expect to defend any such claims vigorously.  However, in doing so, we could incur significant defense costs, including not only attorneys' fees and other direct litigation costs, but also the expenditure of substantial amounts of management time that otherwise would be devoted to our business.  If we suffer an adverse judgment as a result of any claim, it could have a material adverse effect on our business, results of operations and financial condition.

Item 1A.   RISK FACTORS

There are no updates to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4.      (RESERVED)

Item 5.      OTHER INFORMATION

On August 8, 2011, the Company issued a news release (the "Release") reporting, among things, results for its second quarter 2011 earnings.  A copy of the Release is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q.  Citizens also announced that it would hold a conference call to discuss its financial results at 10:00 a.m. Central Daylight Time on Tuesday, August 9, 2011.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

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

10.5(a)	Securities Purchase Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(b)	Registration Rights Agreement dated July 12, 2004 among Citizens, Inc., Mainfield Enterprises, Inc., Steelhead Investments Ltd., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC (h)

10.5(c)	Unit Warrant dated July 12, 2004, to Mainfield Enterprises, Inc. (h)

10.5(d)	Unit Warrant dated July 12, 2004, to Steelhead Investments Ltd. (h)

10.5(e)	Unit Warrant dated July 12, 2004, to Portside Growth and Opportunity Fund (h)

10.5(f)	Unit Warrant dated July 12, 2004, to Smithfield Fiduciary LLC (h)

10.5(g)	Warrant to Purchase Class A Common Stock to Mainfield Enterprises, Inc. (h)

10.5(h)	Warrant to Purchase Class A Common Stock to Steelhead Investments Ltd. (h)

10.5(i)	Warrant to Purchase Class A Common Stock to Portside Growth and Opportunity Fund (h)

10.5(j)	Warrant to Purchase Class A Common Stock to Smithfield Fiduciary LLC (h)

10.5(k)	Subordination Agreement among Regions Bank, the Purchasers and Citizens, Inc. dated July 12, 2004 (h)

10.5(l)	Non-Exclusive Finder's Agreement dated September 29, 2003, between Citizens, Inc. and the Shemano Group, Inc. (h)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

10.6	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Converium Reinsurance (Germany) Ltd. (i)

10.7	Self-Administered Automatic Reinsurance Agreement between Citizens Insurance Company of America and Scottish Re Worldwide (England) (j)

10.8	Self-Administered Automatic Reinsurance Agreement between CICA Life Insurance Company of America and Scor Global Life U.S. Re Insurance Company (k)

10.9	Self-Administered Automatic Reinsurance Agreement between CICA Life Insurance Company of America and Mapfre Re Compania de Reaseguros, S.A. (l)

11	Statement re: Computation of per share earnings (see financial statements)

21	Subsidiaries of the Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1	News Release reporting second quarter results issued on August 8, 2011 (furnished herewith).

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

*   Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1 and incorporated herein by reference.
(b)	Filed on March 31, 1999 with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.
(c)	Filed on July 15, 2004, with the Registrant's Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.
(d)	Filed as Exhibit 10.8 with the Registration Statement on Form S-4, SEC File No. 333-16163, on November 14, 1996 and incorporated herein by reference.
(e)	Filed on April 9, 1997 as Exhibit 10.9 with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996, Amendment No. 1, and incorporated herein by reference.
(f)	Filed on March 22, 2004 as Exhibit 10.8 of the Registrant's Current Report on Form 8-K, and incorporated herein by reference.
(g)	Filed on March 22, 2004 as Exhibit 10.9 of the Registrant's Current Report on Form 8-K, and incorporated herein by reference.
(h)	Filed on July 15, 2004 as part of Exhibit 10.12 with the Registrant's Current Report on Form 8-K, and incorporated herein by reference.
(i)	Filed on March 31, 2005, with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(m), and incorporated herein by reference.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2011

(j)	Filed on March 31, 2005, with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2004, as Exhibit 10.10(n), and incorporated herein by reference.
(k)	Filed on November 6, 2009, with the Registrant's Quarterly Report on Form 10-Q, for the Quarter Ended September 30, 2009, as Exhibit 10.8(k), and incorporated herein by reference.
(l)	Filed on November 6, 2009, with the Registrant's Quarterly Report on Form 10-Q, for the Quarter Ended September 30, 2009, as Exhibit 10.9(l), and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

By:	/s/ Kay E. Osbourn
Executive Vice President, Chief Financial Officer
and Treasurer

Date:  August 8, 2011