Form 10-Q
period 2011-09-30
CITIZENS INC
filed 2011-11-03
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
___________________

☒   Quarterly Report Pursuant to Section 13 or 15(d)
 of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

As of November 1, 2011, the Registrant had 48,946,546 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position
(In thousands)

Assets	September 30, 2011	December 31, 2010
	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $536,537 and $578,412 in 2011 and 2010, respectively)	$564,269	575,737
Fixed maturities held-to-maturity, at amortized cost (fair value: $133,951 and $79,103 in 2011 and 2010, respectively)	131,820	80,232
Equity securities available-for-sale, at fair value (cost: $44,340 and $19,844 in 2011 and 2010, respectively)	45,366	23,304
Mortgage loans on real estate	1,453	1,489
Policy loans	38,075	35,585
Real estate held for investment (less $1,115 and $1,017 accumulated depreciation in 2011 and 2010, respectively)	9,126	9,200
Other long-term investments	141	148
Short-term investments	2,066	-
Total investments	792,316	725,695

Cash and cash equivalents	64,425	49,723
Accrued investment income	8,465	7,433
Reinsurance recoverable	9,890	9,729
Deferred policy acquisition costs	134,587	125,684
Cost of customer relationships acquired	29,108	31,631
Goodwill	17,160	17,160
Other intangible assets	913	1,019
Federal income tax receivable	344	1,914
Property and equipment, net	7,992	7,101
Due premiums, net (less $1,466 and $1,568 allowance for doubtful accounts in 2011 and 2010, respectively)	7,807	8,537
Prepaid expenses	1,027	474
Other assets	727	406
Total assets	$1,074,761	986,506

See accompanying notes to consolidated financial statements	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position
(In thousands, except share amounts)

Liabilities and Stockholders' Equity	September 30, 2011	December 31, 2010
	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$679,257	637,140
Annuities	45,891	42,096
Accident and health	5,553	5,910
Dividend accumulations	10,291	9,498
Premiums paid in advance	25,360	23,675
Policy claims payable	9,517	10,540
Other policyholders' funds	8,489	8,191
Total policy liabilities	784,358	737,050

Commissions payable	2,368	2,538
Deferred federal income tax	18,543	9,410
Payable for securities in process of settlement	6,654	-
Warrants outstanding	133	1,587
Other Liabilities	8,188	8,287
Total liabilities	820,244	758,872

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 52,082,284 shares issued in 2011 and 51,822,497 shares issued in 2010, including shares in treasury of 3,135,738 in 2011 and 2010	258,496	256,703
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2011 and 2010	3,184	3,184
Accumulated deficit	(15,337)	(22,581)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	19,185	1,339
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	254,517	227,634
Total liabilities and stockholders' equity	$1,074,761	986,506

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations
Three Months Ended September 30,
(In thousands, except share amounts)
(Unaudited)

	2011	2010
Revenues:
Premiums:
Life insurance	$38,639	36,433
Accident and health insurance	383	392
Property insurance	1,277	1,230
Net investment income	7,693	7,272
Realized investment gains (losses), net	35	(103)
Decrease in fair value of warrants	239	128
Other income	282	103
Total revenues	48,548	45,455
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	14,803	15,739
Increase in future policy benefit reserves	14,365	11,398
Policyholders' dividends	2,169	1,977
Total insurance benefits paid or provided	31,337	29,114

Commissions	9,224	9,229
Other general expenses	6,857	6,587
Capitalization of deferred policy acquisition costs	(7,121)	(6,973)
Amortization of deferred policy acquisition costs	4,500	3,800
Amortization of cost of customer relationships acquired	708	719
Total benefits and expenses	45,505	42,476

Income before federal income tax	3,043	2,979
Federal income tax expense	820	1,313
Net income	$2,223	1,666

Per Share Amounts:
Basic earnings per share of Class A common stock	$0.05	0.03
Basic earnings per share of Class B common stock	0.02	0.02
Diluted earnings per share of Class A common stock	0.05	0.03
Diluted earnings per share of Class B common stock	0.02	0.02

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations
Nine Months Ended September 30,
(In thousands, except per share amounts)
(Unaudited)

	2011	2010
Revenues:
Premiums:
Life insurance	$112,481	105,114
Accident and health insurance	1,151	1,215
Property insurance	3,781	3,592
Net investment income	22,924	23,896
Realized investment gains, net	41	648
Decrease in fair value of warrants	1,454	380
Other income	509	602
Total revenues	142,341	135,447
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	44,587	46,410
Increase in future policy benefit reserves	39,683	30,726
Policyholders' dividends	5,751	5,324
Total insurance benefits paid or provided	90,021	82,460

Commissions	28,226	26,385
Other general expenses	20,386	20,562
Capitalization of deferred policy acquisition costs	(22,170)	(19,946)
Amortization of deferred policy acquisition costs	13,249	13,962
Amortization of cost of customer relationships acquired	2,113	2,311
Total benefits and expenses	131,825	125,734

Income before federal income tax	10,516	9,713
Federal income tax expense	3,270	3,257
Net income	$7,246	6,456

Per Share Amounts:
Basic earnings per share of Class A common stock	$0.15	0.13
Basic earnings per share of Class B common stock	0.07	0.07
Diluted earnings per share of Class A common stock	0.15	0.13
Diluted earnings per share of Class B common stock	0.07	0.07

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(In thousands)
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$7,246	6,456
Adjustments to reconcile net income to net cash
provided by operating activities:
Realized gains on sale of investments and other assets	(41)	(648)
Net deferred policy acquisition costs	(8,921)	(5,984)
Amortization of cost of customer relationships acquired	2,113	2,332
Decrease in fair value of warrants	(1,454)	(380)
Depreciation	753	787
Amortization of premiums and discounts on fixed maturities and short-term investments	3,208	2,548
Deferred federal income tax benefit	(567)	(61)
Change in:
Accrued investment income	(1,032)	(951)
Reinsurance recoverable	(161)	1,176
Due premiums and other receivables	730	1,736
Future policy benefit reserves	39,308	30,223
Other policyholders' liabilities	1,747	5,897
Federal income tax receivable	1,570	2,120
Commissions payable and other liabilities	(269)	(4,754)
Other, net	(668)	(1,021)
Net cash provided by operating activities	43,562	39,476
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	-	7,074
Maturity and calls of fixed maturities, available-for-sale	127,342	137,506
Maturity and calls of fixed maturities, held-to-maturity	52,900	150,350
Purchase of fixed maturities, available-for-sale	(82,184)	(246,238)
Purchase of fixed maturities, held-to-maturity	(104,466)	(71,452)
Sale of equity securities, available-for-sale	-	591
Calls of equity securities, available-for-sale	682	100
Purchase of equity securities, available-for-sale	(25,000)	(205)
Principal payments on mortgage loans	36	33
Increase in policy loans	(2,464)	(2,874)
Sale of other long-term investments	5	42
Purchase of other long-term investments	(25)	(1,799)
Sale of property and equipment	2	-
Purchase of property and equipment	(1,662)	-
Maturity of short-term investments	-	2,500
Purchase of short-term investments	(2,066)	-
Proceeds from assumption reinsurance agreement	4,550	-
Net cash used in investing activities	(32,350)	(24,372)

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30,
(In thousands)
(Unaudited)

	2011	2010
Cash flows from financing activities:
Warrants exercised	$1,791	-
Annuity deposits	4,818	4,041
Annuity withdrawals	(3,119)	(2,404)
Net cash provided by financing activities	3,490	1,637

Net increase in cash and cash equivalents	14,702	16,741
Cash and cash equivalents at beginning of year	49,723	48,625
Cash and cash equivalents at end of period	$64,425	65,366
Supplemental disclosures of operating activities:
Cash paid during the period for income taxes	$2,267	1,200

Supplemental Disclosures of Non-Cash Investing Activities:

In 2010, the Company sold a parcel of real estate and issued a mortgage loan for $102,000.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

(1)           Financial Statements

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of Citizens, Inc. and its wholly-owned subsidiaries have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP").

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), Computing Technology, Inc. ("CTI"), Insurance Investors, Inc. ("III"), Citizens National Life Insurance Company ("CNLIC"), Security Plan Life Insurance Company ("SPLIC"), and Security Plan Fire Insurance Company ("SPFIC").  Integrity Capital Corporation and Integrity Capital Life Insurance Company were merged into CICA effective April 1, 2011.  All significant inter-company accounts and transactions have been eliminated.  Citizens and its wholly-owned subsidiaries are collectively referred to as "the Company," "we," "us" or "our."

The consolidated statements of financial position for September 30, 2011, the consolidated statements of operations for the three and nine-month periods ended September 30, 2011 and 2010, and the consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit.  In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2011, and for comparative periods have been made.

We provide primarily life insurance and a small amount of health insurance policies through our insurance subsidiaries:  CICA, SPLIC, and CNLIC.  CICA and CNLIC issue ordinary whole-life policies, burial insurance, pre-need policies, and accident and health related policies, throughout the Midwest and southern United States.  CICA also issues ordinary whole-life policies to non-U.S. residents.  SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi and SPFIC, a wholly-owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana.

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

Acquisitions

On August 1, 2011, SPLIC entered into assumption reinsurance agreements with Escude Life Insurance Company in Rehabilitation, and Benton Life Insurance Company in Rehabilitation. At the time the agreements were executed, both companies were under receivership with the Louisiana Department of Insurance.  In total, SPLIC assumed approximately $4.5 million in reserve liabilities and received approximately $4.6 million in cash, with a minimal reinsurance ceding commission being paid.  These transactions are not deemed material.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2011
(Unaudited)

Reclassification

Reclassifications have been made in the current year related to certain prior year reported amounts to provide consistent presentation.  The Company recorded reclassifications related to DAC amounts capitalized and amortized to properly reflect the amount used to develop the DAC asset balance and to provide consistent presentation with the current year.  We recorded increases to DAC capitalized of $0.8 million and $2.5 million and an increase in amortization for the same amounts for the three and nine months ended September 30, 2010, respectively.

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our 2010 Form 10-K Annual Report, which should be read in conjunction with these accompanying Consolidated Financial Statements.

(2)           Accounting Pronouncements

Accounting Standards Not Yet Adopted

In October 2010, the Financial Accounting Standards Board ("FASB") issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The guidance specifies that the costs must be based on successful efforts.  The guidance also specifies that advertising costs should be included as deferred acquisition costs only when the direct-response advertising accounting criteria are met.  If application of the guidance would result in the capitalization of acquisition costs that had not been capitalized prior to adoption, the entity may elect not to capitalize those additional costs.  The new guidance is effective for reporting periods beginning after December 15, 2011, and should be applied prospectively, with retrospective application permitted.  The Company is in the process of evaluating the impact of adoption of the guidance on the results of operations and financial position.  Based upon its initial review of this guidance, the Company will adopt this standard on January 1, 2012, with a retrospective application.  The financial impact is currently estimated to result in a reduction in the DAC asset upon implementation between $10.0 million and $13.0 million as a retrospective adjustment to beginning of year retained earnings at the date of adoption, and an estimated increase in pre-tax earnings of $0.5 million to $1.0 million.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will have no impact on our financial statements.

Accounting Standards Update ("ASU") 2011-04, “Fair Value Measurement ("Topic 820") – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

Accounting Standards Recently Adopted

In December 2010, the FASB issued disclosure guidance for entities that enter into business combinations that are material.  The guidance specifies that if an entity presents comparative financial statements, the entity should disclose pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination.  The Company will apply the guidance to any business combinations entered into on or after January 1, 2011.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2011
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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended September 30, 2011
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$29,491	10,808	-	40,299
Net investment income	4,309	3,178	206	7,693
Realized investment gains, net	25	4	6	35
Decrease in fair value of warrants	-	-	239	239
Other income	240	6	36	282
Total revenue	34,065	13,996	487	48,548

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	9,834	4,969	-	14,803
Increase in future policy benefit reserves	13,133	1,232	-	14,365
Policyholders' dividends	2,152	17	-	2,169
Total insurance benefits paid or provided	25,119	6,218	-	31,337

Commissions	5,516	3,708	-	9,224
Other general expenses	2,983	3,233	641	6,857
Capitalization of deferred policy acquisition costs	(5,484)	(1,637)	-	(7,121)
Amortization of deferred policy acquisition costs	3,680	820	-	4,500
Amortization of cost of customer relationships acquired	206	502	-	708
Total benefits and expenses	32,020	12,844	641	45,505
Income (loss) before income tax expense	$2,045	1,152	(154)	3,043

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2011
(Unaudited)

	Nine Months Ended September 30, 2011
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$85,027	32,386	-	117,413
Net investment income	12,662	9,690	572	22,924
Realized investment gains, net	29	6	6	41
Decrease in fair value of warrants	-	-	1,454	1,454
Other income	404	20	85	509
Total revenue	98,122	42,102	2,117	142,341

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	29,691	14,896	-	44,587
Increase in future policy benefit reserves	36,957	2,726	-	39,683
Policyholders' dividends	5,696	55	-	5,751
Total insurance benefits paid or provided	72,344	17,677	-	90,021

Commissions	16,916	11,310	-	28,226
Other general expenses	8,936	9,488	1,962	20,386
Capitalization of deferred policy acquisition costs	(16,971)	(5,199)	-	(22,170)
Amortization of deferred policy acquisition costs	11,290	1,959	-	13,249
Amortization of cost of customer relationships acquired	705	1,408	-	2,113
Total benefits and expenses	93,220	36,643	1,962	131,825
Income before income tax expense	$4,902	5,459	155	10,516

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2011
(Unaudited)

	Three Months Ended September 30, 2010
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$27,514	10,541	-	38,055
Net investment income	3,893	3,244	135	7,272
Realized investment gains (losses), net	1	(96)	(8)	(103)
Decrease in fair value of warrants	-	-	128	128
Other income	78	10	15	103
Total revenue	31,486	13,699	270	45,455

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,498	5,241	-	15,739
Increase in future policy benefit reserves	10,688	710	-	11,398
Policyholders' dividends	1,965	12	-	1,977
Total insurance benefits paid or provided	23,151	5,963	-	29,114

Commissions	5,572	3,657	-	9,229
Other general expenses	2,603	3,529	455	6,587
Capitalization of deferred policy acquisition costs	(5,414)	(1,559)	-	(6,973)
Amortization of deferred policy acquisition costs	3,448	352	-	3,800
Amortization of cost of customer relationships acquired	232	487	-	719
Total benefits and expenses	29,592	12,429	455	42,476
Income (loss) before income tax expense	$1,894	1,270	(185)	2,979

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2011
(Unaudited)

	Nine Months Ended September 30, 2010
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$78,364	31,557	-	109,921
Net investment income	13,239	10,251	406	23,896
Realized investment gains (losses), net	116	585	(53)	648
Decrease in fair value of warrants	-	-	380	380
Other income	487	63	52	602
Total revenue	92,206	42,456	785	135,447

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	30,644	15,766	-	46,410
Increase in future policy benefit reserves	28,123	2,603	-	30,726
Policyholders' dividends	5,267	57	-	5,324
Total insurance benefits paid or provided	64,034	18,426	-	82,460

Commissions	15,316	11,069	-	26,385
Other general expenses	8,234	10,964	1,364	20,562
Capitalization of deferred policy acquisition costs	(15,097)	(4,849)	-	(19,946)
Amortization of deferred policy acquisition costs	13,108	854	-	13,962
Amoritzation of cost of customer relationships acquired	837	1,474	-	2,311
Total benefits and expenses	86,432	37,938	1,364	125,734
Income (loss) before income tax expense	$5,774	4,518	(579)	9,713

(4)Total Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Net income	$2,223	1,666	7,246	6,456
Other comprehensive income net of effects of deferred acquisiton costs and taxes:
Unrealized gains on available-for-sale securities	15,431	11,288	27,546	21,554
Tax expense	(5,460)	(2,700)	(9,700)	(7,135)
Other comprehensive income	9,971	8,588	17,846	14,419
Total comprehensive income	$12,194	10,254	25,092	20,875

(5)	Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended September 30,
	2011	2010
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$2,223	1,666

Net income allocated to Class A common stock	$2,200	1,649
Net income allocated to Class B common stock	23	17
Net income available to common stockholders	$2,223	1,666
Denominator:
Weighted average shares of Class A outstanding - basic and diluted	48,912	48,687
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002

Basic and diluted earnings per share of Class A common stock	$0.05	0.03
Basic and diluted earnings per share of Class B common stock	0.02	0.02

	Nine Months Ended September 30,
	2011	2010
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$7,246	6,456

Net income allocated to Class A common stock	$7,172	6,390
Net income allocated to Class B common stock	74	66
Net income available to common stockholders	$7,246	6,456
Denominator:
Weighted average shares of Class A outstanding - basic	48,762	48,687
Weighted average shares of Class A outstanding - diluted	48,764	48,687
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002

Basic earnings per share of Class A common stock	$0.15	0.13
Basic earnings per share of Class B common stock	0.07	0.07
Diluted earnings per share of Class A common stock	0.15	0.13
Diluted earnings per share of Class B common stock	0.07	0.07

The diluted earnings per share calculation has assumptions regarding the exercise of warrants issued to certain investors as discussed below in Note 9 - Convertible Preferred Stock: Warrants.  For the three months ended September 30, 2011, no dilution occurred.  The calculation for the nine months ended September 30, 2011 assumes the issue of 1,851 additional shares with a reduction in net income of $0.1 million.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2011
(Unaudited)

(6)	Investments

The Company invests primarily in fixed maturity securities, which totaled 81.2% of total investments and cash and cash equivalents at September 30, 2011.

	September 30, 2011		December 31, 2010
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)

Fixed maturity securities	$696,089	81.2	$655,969	84.6
Equity securities	45,366	5.3	23,304	3.0
Mortgage loans	1,453	0.2	1,489	0.2
Policy loans	38,075	4.4	35,585	4.6
Real estate	9,126	1.1	9,200	1.2
Other long-term investments	141	-	148	-
Short-term investments	2,066	0.3	-	-
Cash and cash equivalents	64,425	7.5	49,723	6.4
Total cash, cash equivalents and investments	$856,741	100.0	$775,418	100.0

During the nine months ended September 30, 2011, we reinvested $24.0 million of proceeds received from calls and prepayments of bonds in bond mutual funds.  This resulted in a decrease of our fixed maturity holdings and an increase of our equity securities holdings as a percentage of total investments.  Our cash balances fluctuate until excess available funds are invested.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2011
(Unaudited)

The following tables represent gross unrealized gains and losses for fixed maturities and equity securities as of the periods indicated.

	September 30, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Fixed maturities available-for-sale:
U.S. Treasury securities	$10,241	3,654	-	13,895
U.S. Government-sponsored enterprises	206,139	3,256	61	209,334
States of the United States and political subdivisions of the states	139,253	9,424	1,660	147,017
Foreign governments	105	39	-	144
Corporate	171,472	14,221	1,732	183,961
Securities not due at a single maturity date	9,327	598	7	9,918
Total available-for-sale securities	536,537	31,192	3,460	564,269

Held-to-maturity securities:
U.S. Government-sponsored enterprises	84,588	426	43	84,971
States of the United States and political subdivisions of the states	47,232	1,862	114	48,980
Total held-to-maturity securities	131,820	2,288	157	133,951
Total fixed maturities	$668,357	33,480	3,617	698,220

Equity securities:
Stock mutual funds	$18,931	1,295	815	19,411
Bond mutual funds	24,000	-	68	23,932
Common stock	17	10	-	27
Preferred stock	1,392	604	-	1,996
Total equity securities	$44,340	1,909	883	45,366

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2011
(Unaudited)

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$10,908	1,917	-	12,825
U.S. Government-sponsored enterprises	290,904	441	6,390	284,955
States of the United States and political subdivisions of the states	107,214	539	6,034	101,719
Foreign governments	106	26	-	132
Corporate	155,277	7,237	1,216	161,298
Securities not due at a single maturity dates	14,003	833	28	14,808
Total available-for-sale securities	578,412	10,993	13,668	575,737

Held-to-maturity securities:
U.S. Government-sponsored enterprises	80,232	272	1,401	79,103
Total fixed maturities	$658,644	11,265	15,069	654,840

Equity securities:
Stock mutual funds	$17,931	2,566	19	20,478
Common stock	17	29	-	46
Preferred stock	1,896	884	-	2,780
Total equity securities	$19,844	3,479	19	23,304

At September 30, 2011, the Company had $9.3 million of mortgage-backed security holdings based on amortized cost, of which $8.5 million, or 91.4%, were residential U.S. Government-sponsored issues.  Mortgage-backed securities are also referred to as securities not due at a single maturity date throughout this report.  The majority of the Company's equity securities are diversified stock and bond mutual funds.

Valuation of Investments in Fixed Maturity and Equity Securities

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

When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.  If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment's cost and its fair value at the balance sheet date.  If the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is separated into the following: (a) the amount representing the credit loss; and (b) the amount related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment.  The new amortized cost basis is not adjusted for subsequent recoveries in fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2011
(Unaudited)

The Company evaluates whether a credit impairment exists for debt securities by considering primarily the following factors: (a) changes in the financial condition of the security's underlying collateral; (b) whether the issuer is current on contractually obligated interest and principal payments; (c) changes in the financial condition, credit rating and near-term prospects of the issuer; (d) the extent to which the fair value has been less than the amortized cost of the security; and (e) the payment structure of the security.  The Company's best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process.  Quantitative review includes information received from third party sources such as financial statements, pricing and rating changes, liquidity and other statistical information.  Qualitative factors include judgments related to business strategies, economic impacts on the issuer and overall judgment related to estimates and industry factors.  The Company's best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, and current delinquency rates.  These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries, which may include estimating the underlying collateral value.  In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer.

The primary factors considered in evaluating whether an impairment exists for an equity security include, but are not limited to: (a) the length of time and the extent to which the fair value has been less than the cost of the security; (b) changes in the financial condition, credit rating and near-term prospects of the issuer; (c) whether the issuer is current on contractually obligated payments; and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

The Company did not recognize any other-than-temporary impairments ("OTTI") during the nine months ended September 30, 2011 and September 30, 2010.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2011
(Unaudited)

The tables below present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	September 30, 2011
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)

Fixed maturities:
Available-for-sale securities:
U.S. Government-sponsored enterprises	$15,955	46	15	1,005	15	1	16,960	61	16
Securities issued by states and political subdivisions	4,653	54	7	10,778	1,606	8	15,431	1,660	15
Corporate	30,327	1,235	31	5,998	497	6	36,325	1,732	37
Securities not due at a single maturity date	563	2	1	70	5	2	633	7	3
Total available-for-sale securities	51,498	1,337	54	17,851	2,123	17	69,349	3,460	71
Held-to-maturity securities:
U.S. Government-sponsored enterprises	21,164	28	10	1,124	15	1	22,288	43	11
Securities issued by states and political subdivisions	5,783	114	6	-	-	-	5,783	114	6
Total held-to-maturity securities	26,947	142	16	1,124	15	1	28,071	157	17
Total fixed maturities	$78,445	1,479	70	18,975	2,138	18	97,420	3,617	88

Equity securities:
Stock mutual funds	$9,649	815	3	-	-	-	9,649	815	3
Bond mutual funds	23,932	68	10	-	-	-	23,932	68	10
Total equity securities	$33,581	883	13	-	-	-	33,581	883	13

	December 31, 2010
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)

Fixed maturities:
Available-for-sale securities:
U.S. Government-sponsored enterprises	$234,994	6,390	170	-	-	-	234,994	6,390	170
Securities issued by states and political subdivisions	66,836	3,270	60	9,626	2,764	8	76,462	6,034	68
Corporate	28,072	1,040	21	2,443	176	7	30,515	1,216	28
Securities not due at a single maturity date	569	8	2	201	20	5	770	28	7
Total available-for-sale securities	330,471	10,708	253	12,270	2,960	20	342,741	13,668	273
Held-to-maturity securities:
U.S. Government-sponsored enterprises	45,699	1,401	18	-	-	-	45,699	1,401	18
Total fixed maturities	$376,170	12,109	271	12,270	2,960	20	388,440	15,069	291

Equity securities:
Stock mutual funds	$2,910	19	1	-	-	-	2,910	19	1

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2011
(Unaudited)

As of September 30, 2011, the Company had 17 available-for-sale securities and 1 held-to-maturity security that were in an unrealized loss position for greater than 12 months.  These securities consisted of U.S. Government, municipals, corporate and mortgage-backed securities.  We have reviewed these securities and determined that no other-than-temporary impairment exists based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis, and future information may become available which could result in impairments being recorded.

The amortized cost and fair value of fixed maturity securities at September 30, 2011 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The Company has experienced significant issuer calls over the past two years as a result of the declining interest rate environment.

	September 30, 2011
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$5,658	5,782
Due after one year through five years	33,114	34,587
Due after five years through ten years	102,451	107,403
Due after ten years	385,987	406,579
Total available-for-sale securities	527,210	554,351
Held-to-maturity securities:
Due after five years through ten years	18,381	19,065
Due after ten years	113,439	114,886
Total held-to-maturity securities	131,820	133,951
Securities not due at a single maturity date	9,327	9,918
Total fixed maturities	$668,357	698,220

The securities not due at a single maturity date are primarily mortgage-backed obligations of U.S. Government-sponsored enterprises and corporate securities.

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.  Proceeds and gross realized gains from sales of securities for the three and nine months ended September 30, 2011 and 2010 are summarized as follows.

	Fixed Maturities Available-for-Sale				Equity Securities
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(In thousands)

Proceeds	$-	208	-	7,074	-	-	-	591
Gross realized gains	$-	69	-	811	-	-	-	166

During the three and nine months ended September 30, 2011 and 2010, no securities were sold for realized losses nor were there any securities sold from the held-to-maturity portfolio.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2011
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2011
(Unaudited)

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	September 30, 2011
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$13,895	209,334	-	223,229
Corporate	-	183,961	-	183,961
Municipal bonds	-	147,017	-	147,017
Mortgage-backed	-	9,442	476	9,918
Foreign governments	-	144	-	144
Total fixed maturities	13,895	549,898	476	564,269
Equity securities:
Stock mutual funds	19,411	-	-	19,411
Bond mutual funds	23,932	-	-	23,932
Common stock	27	-	-	27
Preferred stock	1,996	-	-	1,996
Total equity securities	45,366	-	-	45,366
Total financial assets	$59,261	549,898	476	609,635
Financial liabilities:
Warrants outstanding	$-	133	-	133

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2011
(Unaudited)

	December 31, 2010
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,825	284,955	-	297,780
Corporate	-	161,298	-	161,298
Municipal bonds	-	101,719	-	101,719
Mortgage-backed	-	14,289	519	14,808
Foreign governments	-	132	-	132
Total fixed maturities	12,825	562,393	519	575,737
Equity securities:
Stock mutual funds	20,478	-	-	20,478
Common stock	46	-	-	46
Preferred stock	2,780	-	-	2,780
Total equity securities	23,304	-	-	23,304
Total financial assets	$36,129	562,393	519	599,041
Financial liabilities:
Warrants outstanding	$-	1,587	-	1,587

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2011
(Unaudited)

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At September 30, 2011, our fixed maturity securities, valued using a third-party pricing source, totaled $549.9 million for Level 2 assets and comprised 90.2% of total reported fair value of our financial assets.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third party pricing services, and back tested to recent trades.  For the nine months ended September 30, 2011, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

Equity securities, available-for-sale. Our available-for-sale equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Warrants outstanding. Our outstanding warrants are classified as Level 2 liabilities as their fair values are based upon industry standard models that consider various observable inputs.

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis that are classified as Level 3 assets and for which we have utilized significant unobservable  inputs to determine fair value.

September 30,
2011
(In thousands)

Balance at beginning of period	$519
Total realized and unrealized losses:
Included in net income	-
Included in other comprehensive income	7
Principal paydowns	(50)
Transfer in and (out) of Level 3	-
Balance at end of period	$476

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
September 30, 2011
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

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$131,820	133,951	80,232	79,103
Mortgage loans	1,453	1,392	1,489	1,433
Policy loans	38,075	38,075	35,585	35,585
Cash and cash equivalents	64,425	64,425	49,723	49,723
Financial liabilities:
Annuities	45,891	46,024	42,096	38,619

Fair values for fixed income securities are based on quoted market prices.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential and commercial properties.  Weighted average interest rates for these loans were approximately 6.7% per year as of September 30, 2011 and December 31, 2010, with maturities ranging from one to thirty years.  Fair value was estimated using a discount rate of 6.25% applied to current cash flows projected.

Policy loans had a weighted average annual interest rate of 7.7% as of both September 30, 2011 and December 31, 2010, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is at or above the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value.

The fair value of the Company's liabilities under annuity contract policies was estimated at September 30, 2011, using discounted cash flows with an interest rate of 3.2%, which is based upon the 10-year treasury rate reduced for a non-performance risk adjustment.  The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

(8)	Legal Proceedings

We are a defendant in a lawsuit filed on August 6, 1999, in the Texas District Court, Austin, Texas, now styled Delia Bolanos Andrade, et al., Plaintiffs, v. Citizens Insurance Company of America, et al., Defendants in which a class was originally certified by the trial court and reversed by the Texas Supreme Court in 2007 with an order to the trial court to conduct further proceedings consistent with its ruling.  The underlying lawsuit alleged that certain life insurance policies CICA made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws.  The remedy sought was rescission and return of the insurance premium payments.  On December 9, 2009, the trial court denied the recertification of the class after conducting additional proceedings in accordance with the Texas Supreme Court's ruling.  The remaining plaintiffs must now proceed individually, and not as a class, if they intend to pursue their claims against us.  No individual cases have been pursued by the plaintiffs.  The probability of the plaintiffs pursuing their cases individually is unknown.  Further, an estimate of any possible loss or range of losses cannot be made at this time in regard to individuals pursuing claims.  However, should the plaintiffs pursue their claims individually, we intend to vigorously defend any proceedings.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2011
(Unaudited)

SPFIC is a defendant in a statewide putative class action lawsuit in Louisiana styled The State of Louisiana v. AAA Insurance (the "Road Home Litigation"), which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007.  The Louisiana Attorney General filed the Road Home Litigation as a putative class action lawsuit in state court against SPFIC and approximately 200 other insurers on behalf of the State of Louisiana, as assignee, and on behalf of a class of Road Home fund recipients alleging that SPFIC and the other insurers have failed to pay all damages owed under their policies. The insurers removed the matter to federal court.  The defendants filed a motion to dismiss, and in March 2009, the district court granted part of the defendants’ motion, dismissing all of the extra-contractual claims, including the bad faith and breach of fiduciary duty claims. As a result, the remaining claims are for breach of contract and declaratory relief on the alleged underpayment of claims by the insurers.  The court did not dismiss the class action allegations.  The defendants also had moved to dismiss the complaint on grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the insurers’ policies.  The court denied the defendants’ motion for reconsideration on the assignment issue but found the matter was ripe for consideration by the federal appellate court.  The defendants filed a petition for permission to appeal to the Fifth Circuit.  The Fifth Circuit accepted review. On July 20, 2011, the Fifth Circuit ruled, based on a ruling from the Louisiana Supreme Court, that there was no public policy which precludes an anti-assignment clause from applying to post loss assignments, but the language of the anti-assignment language must be evaluated on a policy by policy basis and clearly and unambiguously express that the non-assignment clause applies to post-loss assignments.  We anticipate the State will vigorously pursue the matter in the district court and are uncertain as to the impact a case by case analysis of claims will have on SPFIC.  An estimate of possible loss or range of loss cannot be made at this time as a result of the July 20, 2011 Fifth Circuit ruling.  SPFIC intends to vigorously defend any remaining proceedings.

SPFIC is vigorously defending a number of matters in various stages of development filed in the aftermath of Hurricane Katrina in addition to the Road Home Litigation, including a number of individual lawsuits, which are immaterial to the Company’s financial statements.

In addition to the legal proceeding described above, we may from time to time be subject to a variety of legal and regulatory actions relating to our business operations, including, but not limited to:

•	disputes over insurance coverage or claims adjudication;
•	regulatory compliance with insurance and securities laws;
•	disputes with our marketing firms, consultants and agents over compensation and termination of contracts and related claims;
•	disputes regarding our tax liabilities;
•	disputes relating to reinsurance and coinsurance agreements; and
•	disputes relating to businesses acquired and operated by us.

In the absence of countervailing considerations, we would expect to defend any such claims vigorously.  However, in doing so, we could incur significant defense costs, including attorneys' fees, other direct litigation costs and the expenditure of substantial amounts of management time that otherwise would be devoted to our business.  If we suffer an adverse judgment as a result of any claim, it could have a material adverse effect on our business, results of operations and financial condition.

(9)	Convertible Preferred Stock: Warrants

In July 2004, the Company completed a private placement of Series A-1 Convertible Preferred Stock ("Series A-1 Preferred") to four unaffiliated institutional investors.  The investors were also issued unit warrants to purchase Series A-2 Convertible Preferred Stock ("Series A-2 Preferred").  In 2005, three of the four investors exercised their right to purchase the Series A-2 Preferred.  We also issued to the investors warrants to purchase shares of our Class A common stock at various exercise prices that range from $6.72 to $7.93, with most of them striking at $6.95.  The conversion, exercise and redemption prices, along with the number of shares and warrants, were adjusted for stock dividends paid on December 31, 2004 and 2005.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2011
(Unaudited)

On July 13, 2009, the Company converted all of its outstanding Series A-1 Preferred and Series A-2 Preferred into Class A common shares in accordance with the mandatory redemption provision of the preferred shareholder agreement dated July 12, 2004.  The total amount of Class A common shares issued as part of the conversion was 1,706,682, inclusive of pro rata dividends due through the conversion date.

On July 12, 2011, 255,216 warrant shares were exercised for cash totaling $1.8 million.  The remaining shares were exercised by a cashless provision that resulted in the issuance of 1,989 Class A shares by the Company to the warrant holders.

There are outstanding warrants to purchase the Company's stock at prices ranging from $6.72 to $7.93, which were issued to investors of the Series A-2 Preferred.  These warrants are outstanding until 2012.

As of September 30, 2011
Warrants Outstanding	Expiration Date	Strike Price	Fair Value
			(In thousands)
63,961	7/12/12	$6.72	$57
55,963	9/30/12	7.93	37
56,463	10/06/12	7.86	39
176,387			$133

The fair value of the warrants is calculated using the Black-Scholes option pricing model and is classified as a liability on the balance sheet in the amount of $0.1 million and $1.6 million at September 30, 2011, and December 31, 2010, respectively.  The change in fair value of warrants is reported as a component of revenue in the income statement.  The change in fair value of warrants for the nine months ended September 30, 2011 and 2010 caused an increase in revenues of $1.5 million and $0.4 million, respectively.

(10)	Income Taxes

The effective tax rate was 26.9% and 44.1% for the third quarter of 2011 and 2010, respectively, and 31.1% and 33.5% for the nine months ended September 30, 2011 and 2010, respectively.  In periods where our effective tax rate is lower than the statutory tax rate of 35%, the difference is primarily due to gains and losses from the change in fair value of outstanding warrants to purchase Class A common stock.  The change in fair value of outstanding warrants, which is not taxable, resulted in an increase in income, as previously noted, of $1.5 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively.  In 2010, the tax rate was higher than the statutory rate due primarily to tax expense on Citizens' redemption of its stock that was held by its subsidiaries, generating taxable transactions resulting in $0.9 million and $1.4 million of tax expense during the three and nine months ended September 30, 2010, respectively.  The effects of this tax expense were offset by releases of tax valuation allowances in the three and nine month periods ended September 30, 2010, respectively.

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
September 30, 2011

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

•	Results of litigation we may be involved in;
•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;
•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company's products or services;
•	Our concentration of business from persons residing in Latin America and the Pacific Rim;
•	Our success at managing risks involved in the foregoing;
•	Changes in tax laws;
•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;
•	Changes in statutory or U.S. GAAP accounting principles, policies or practices; and
•	The risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under the heading "Part II. - Item 1A - Risk Factors."

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

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

Overview

Citizens is an insurance holding company serving the life insurance needs of individuals in the United States since  1969 and internationally since 1975.  Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of September 30, 2011, we had approximately $1.1 billion of total assets and approximately $5.2 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

Current Financial Highlights

Our assets grew from $986.5 million as of December 31, 2010, to $1.1 billion as of September 30, 2011.  Total stockholders' equity increased from $227.6 million at December 31, 2010, to $254.5 million at September 30, 2011.

Financial highlights for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010 were:

•
Insurance revenues rose 5.9% and 6.8% for the three and nine month periods from $38.1 million and $109.9 million to $40.3 million and $117.4 million, respectively, primarily from sales in our life insurance segment, which increased $2.0 million and $6.7 million, respectively, from amounts reported in the same periods of 2010.

•
Net investment income increased 5.8% to $7.7 million for the three month period and decreased 4.1% to $22.9 million for the nine month period.  For both the three and nine month periods, the average yield on the portfolio was lower than the comparable periods in 2010.  For the three month period, the increase in the investment assets due to premium revenue was sufficient to offset the lower yield and resulted in an increase in net investment income.

•	Claims and surrenders expense decreased 5.9% and 3.9% for the comparable three and nine month periods, respectively, as a result of favorable development.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

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

	Nine Months Ended September 30,
	2011			2010
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued

Life	$265,605,986	4,181	$63,527	$244,734,829	3,802	$64,370
Home Service	152,408,350	21,285	7,160	149,400,287	20,040	7,455

Note:  All discussions below compare or state results for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010.

Consolidated Results of Operations

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested asset.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Revenues:
Premiums:
Life insurance	$38,639	36,433	112,481	105,114
Accident and health insurance	383	392	1,151	1,215
Property insurance	1,277	1,230	3,781	3,592
Net investment income	7,693	7,272	22,924	23,896
Realized investment gains (losses), net	35	(103)	41	648
Decrease in fair value of warrants	239	128	1,454	380
Other income	282	103	509	602
Total revenues	48,548	45,455	142,341	135,447
Exclude fair value adjustments	(239)	(128)	(1,454)	(380)
Total revenues excluding fair value adjustments	$48,309	45,327	140,887	135,067

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

Net investment income performance is summarized as follows.

	Nine Months Ended September 30,	Year Ended December 31,	Nine Months Ended September 30,
	2011	2010	2010
	(In thousands, except for %)

Net investment income, annualized	$30,565	30,077	31,861
Average invested assets, at amortized cost	744,234	696,134	684,074
Annualized yield on average invested assets	4.11%	4.32%	4.66%

Yields on invested assets vary between segment operations due to different portfolio mixes in the segments.  The life segment invests more in U.S. government securities while the home service segment has a larger investment in the corporate and municipal sectors.

We have traditionally invested in fixed maturity securities with a large percent held in callable issues.  Over the past few years, we have experienced significant call activity related to fixed maturity security holdings due to the historically low interest rate environment over the past few years.  As these call proceeds were invested into lower yielding securities, the yield on the portfolio has declined.  The recent declines in yield rates by quarter appear to be leveling off as the reinvestment of calls is resulting in a lesser impact relative to yield changes.  If market interest rates begin to rise, our portfolio yield will rise, as new money investments would be invested at higher rates.

Investment income from debt securities accounted for approximately 85.4% of total investment income for the nine months ended September 30, 2011.  We continue to hold investments in bonds of U.S. Government-sponsored enterprises, such as FNMA and FHLMC, which comprised 43.5% of the total fixed maturity portfolio based on amortized cost at September 30, 2011.  We have increased our investment purchases of corporate and municipal securities over the past several quarters, focusing on utility service sectors in these corporate securities.  In addition, we have reinvested proceeds from bond calls totaling $24.0 million into equity securities related to bond mutual funds during the current quarter.  These securities offer a competitive yield with a shorter duration.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Gross investment income:
Fixed maturity securities	$6,740	6,478	19,990	21,425
Equity securities	311	162	886	494
Mortgage loans	22	25	73	78
Policy loans	756	683	2,175	1,996
Long-term investments	61	36	168	186
Other investment income	23	39	106	146
Total investment income	7,913	7,423	23,398	24,325
Investment expenses	(220)	(151)	(474)	(429)
Net investment income	$7,693	7,272	22,924	23,896

Lower investment income from fixed maturity investments for the nine months resulted from declining yields, as previously noted.  The increase in the asset balances of fixed maturity and equity securities from new money investments is offsetting the yield decline for the three month period.  In addition, the increase in the asset balance of policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.

Realized Gains (Losses), Net.  Net realized gains in the portfolio during the three and nine months of 2011 resulted primarily from issuer calls.  The Company recorded net realized losses of $0.1 million, related to bond holdings, in the third quarter of 2010.  The net realized gains during the nine months of 2010 were primarily the result of sales of several available-for-sale debt and equity securities, including some securities that had previously been impaired.  The Company recorded a valuation allowance of $0.1 million during the first quarter of 2010 on a non-performing mortgage loan.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

Change in Fair Value of Warrants.  The Company adjusts the liability related to its outstanding warrants to purchase shares of Class A common stock at each reporting date to reflect the current fair value of the warrants computed based on the Class A common stock value calculated using the Black-Scholes option pricing model.  As the Class A common stock value increases and decreases, the change in the warrant liability also increases and decreases in inverse order.  The adjustment to fair value is recorded as an increase or decrease in the fair value of the warrants in the consolidated statement of operations.  The remaining warrants expire in 2012.

See Note 9 - Convertible Preferred Stock:  Warrants of the accompanying financial statements for further discussion.

Benefits and Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$14,803	15,739	44,587	46,410
Increase in future policy benefit reserves	14,365	11,398	39,683	30,726
Policyholders' dividends	2,169	1,977	5,751	5,324
Total insurance benefits paid or provided	31,337	29,114	90,021	82,460

Commissions	9,224	9,229	28,226	26,385
Other general expenses	6,857	6,587	20,386	20,562
Capitalization of deferred policy acquisition costs	(7,121)	(6,973)	(22,170)	(19,946)
Amortization of deferred policy acquisition costs	4,500	3,800	13,249	13,962
Amortization of cost of customer relationships acquired	708	719	2,113	2,311
Total benefits and expenses	$45,505	42,476	131,825	125,734

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Death claims	$4,917	5,977	15,531	17,912
Surrender benefits	5,166	5,126	14,915	14,863
Endowments	3,576	3,616	10,595	10,446
Property claims	586	469	1,601	1,340
Accident and health benefits	79	98	334	485
Other policy benefits	479	453	1,611	1,364
Total claims and surrenders	$14,803	15,739	44,587	46,410

The Company reported fewer claims and recorded a $0.5 million decrease in death claims during the current year due to a decrease related to incurred but not yet reported claims accrual which resulted in a reduction in claims expense.  This liability is estimated using historical claims experience and is reviewed at each reporting period.  Property claims increased in the current quarter and nine months of 2011 compared to the same periods in 2010, as 2010 claims reported were lower than historical experience.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

Increase in Future Policy Benefit Reserves.  Reserves as of September 30, 2011, were impacted by international sales of endowment policies that produce a faster reserve build-up than whole life products.

Policyholder Dividends.  All of our international policies are participating, and the dividends are factored into the premium rates charged.  As policy provisioned dividend rates increase each year that a policy is in force, dividend expense is expected to increase as this block of insurance becomes more seasoned.

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels by agents and associates.  Commission expense increased from the prior year amounts as premium revenues increased.  Also, first year premium volume was up for the nine months ended September 30, 2011, which resulted in higher commissions as first year premiums have higher commission rates than renewal business.

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized under current accounting guidance include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to and vary with the production of new business.  The increases for the three and nine month periods of 2011 compared to the same periods in 2010 are the result of increased premium production in the current year.  Amortization for the three months ended September 30, 2010 included an adjustment that decreased amortization by $0.5 million which affects current year comparability.  Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

Federal Income Tax.  The effective rates for the three and nine months ended September 30, 2011, were 26.9% and 31.1%, respectively, versus 44.1% and 33.5% for the same periods in 2010.  Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.  See Note 10 - Income Taxes in the consolidated financial statements for further discussion.

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance of its segments based on net income before income taxes.

	Income (Loss) Before Income Taxes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Life Insurance	$2,045	1,894	4,902	5,774
Home Service Insurance	1,152	1,270	5,459	4,518
Other Non-Insurance Enterprises	(154)	(185)	155	(579)
Total	$3,043	2,979	10,516	9,713

Life Insurance

Our Life Insurance segment issues ordinary whole life insurance domestically and U.S. Dollar-denominated ordinary whole-life policies to foreign residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured.  Additionally, the Company issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection.  For the majority of our business, we retain only the first $100,000 of risk on any one life.  We operate this segment through CICA and CNLIC insurance subsidiaries.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

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

•	favorable persistency levels and mortality rates that are comparable to U.S. policies.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Country
Colombia	$5,665	5,304	16,254	15,673
Venezuela	4,838	4,140	14,758	11,575
Taiwan	3,291	3,586	11,459	11,067
Ecuador	3,392	3,248	9,908	9,130
Argentina	2,643	2,578	6,915	6,799
Other Non-U.S.	8,117	7,649	22,010	20,238
Total	$27,946	26,505	81,304	74,482

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
State
Texas	$1,336	1,526	4,213	4,605
Indiana	375	491	1,334	1,470
Missouri	295	338	1,089	1,220
Kentucky	241	337	784	1,006
Mississippi	265	274	818	909
Other States	875	892	2,524	2,716
Total	$3,387	3,858	10,762	11,926

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded this business to an unaffiliated insurance company under a coinsurance agreement, under which it assumes substantially all of our accident and health policies.  The premium amounts ceded under the coinsurance agreement for the nine months ended September 30, 2011 and 2010, were $3.5 million and $4.0 million, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Revenue:
Premiums	$29,491	27,514	85,027	78,364
Net investment income	4,309	3,893	12,662	13,239
Realized investment gains, net	25	1	29	116
Other income	240	78	404	487
Total revenue	34,065	31,486	98,122	92,206
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	9,834	10,498	29,691	30,644
Increase in future policy benefit reserves	13,133	10,688	36,957	28,123
Policyholders' dividends	2,152	1,965	5,696	5,267
Total insurance benefits paid or provided	25,119	23,151	72,344	64,034
Commissions	5,516	5,572	16,916	15,316
Other general expenses	2,983	2,603	8,936	8,234
Capitalization of deferred policy acquisition costs	(5,484)	(5,414)	(16,971)	(15,097)
Amortization of deferred policy acquisition costs	3,680	3,448	11,290	13,108
Amortization of cost of customer relationships acquired	206	232	705	837
Total benefits and expenses	32,020	29,592	93,220	86,432
Income before income tax expense	$2,045	1,894	4,902	5,774

Premiums.  Premium revenues increased for the three and nine month periods ended September 30, 2011, compared to the same three and nine month periods in 2010 due to international renewal business, which experienced strong persistency as this block of insurance ages.  In addition, first year premiums increased as a percentage of total premiums in the current year compared to 2010, reflecting improved new business performance which has shown improved sales in our endowment and whole life policies.

Life insurance premium breakout is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Premiums:
First year	$3,957	4,172	12,678	11,396
Renewal	25,534	23,342	72,349	66,968
Total premiums	$29,491	27,514	85,027	78,364

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

Net Investment Income.  Net investment income has been negatively impacted by the low interest rate environment, which has resulted in declining portfolio yields.

	Nine Months Ended September 30,	Year Ended December 31,	Nine Months Ended September 30,
	2011	2010	2010
	(In thousands, except for %)

Net investment income, annualized	$16,883	16,523	17,652
Average invested assets, at amortized cost	$426,027	396,360	387,955
Annualized yield on average invested assets	3.96%	4.17%	4.55%

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Death claims	$1,447	1,987	4,793	5,771
Surrender benefits	4,372	4,477	12,808	13,083
Endowment benefits	3,573	3,611	10,587	10,427
Accident and health benefits	64	65	221	348
Other policy benefits	378	358	1,282	1,015
Total claims and surrenders	$9,834	10,498	29,691	30,644

•
Death claims expense was lower for the three and nine months in 2011 due to fewer reported claims.  In addition, the nine months ended in 2011 includes a $0.2 million release of incurred but not reported liability related to our claim experience calculation.  Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrenders as a percent of ordinary whole life insurance in force decreased from 0.6% in the nine months of 2010 to 0.5% in the nine months of 2011.  The majority of policy surrender benefits paid is attributable to our international business and was related to policies that have been in force over fifteen years, where surrender charges are no longer applicable.

•
Endowment benefit expense results from the election by policyholders of a product feature that provides an annual benefit.  This is a fixed benefit over the life of the contract, and this expense will increase with new sales and improved persistency.

•	Other policy benefits increased in the current year due primarily to interest paid on premium deposits and dividend accumulations, as these policyholder liability accounts have increased.

Increase in Future Policy Benefit Reserves.   Policy benefit reserves increased for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to increased sales of endowment products, which build up reserve balances more quickly compared to other life product sales.  Endowment sales have become more popular relative to our international sales in the past few years, representing approximately 75% and 57% of total new first year premium through the nine months in 2011 and 2010, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

Commissions.  Commission expense increased for the nine months ended September 30, 2011, compared to the same periods in 2010, as premium revenues increased.  This expense fluctuates directly with premium revenues and were lower in the three months ended 2011 compared to 2010, despite the rise in premiums for the current year.  Commission rates paid to agents are higher on first year premium sales, which were up for the three months ended 2011 and 2010.  Renewal premiums for the three months ended, which pay commissions at lower rates, are up $1.4 million in 2011 over 2010 causing commission expense to be flat period to period.

Other General Expenses.  Current year amounts reflect an increase in expenses based upon an annual expense study by segment that resulted in a cost increase in the life segment compared to the prior year allocations.  The effect of the allocation change is muted because total consolidated expenses were slightly lower in the current year than in 2010.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs increased for the three and nine months ended September 30, 2011, mainly due to an increase in first year commissions paid during the period.  DAC capitalization is directly correlated to fluctuations in first year commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization costs decreased for the nine months ended September 30, 2011, compared to 2010, primarily because of improved persistency.  The Company canceled its contract with a high volume producer in the second quarter of 2009 due to poor experience. Policies sold by this organization lapsed at high rates during the first and second quarter of 2010, which resulted in higher DAC amortization in those periods.  Amortization for the three months ended in 2011 was up compared to 2010, as DAC asset balances are higher causing amortization to trend upward.

Home Service Insurance

We operate in the Home Service market through our subsidiaries Security Plan Life Insurance Company ("SPLIC") and Security Plan Fire Insurance Company ("SPFIC"), and focus on the life insurance needs of the middle and lower income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through a home service marketing distribution system of employee-agents who work full time on a route system and through funeral homes that sell policies, collect premiums and service policyholders.

On August 1, 2011, SPLIC entered into assumption reinsurance agreements with Escude Life Insurance Company in Rehabilitation, and Benton Life Insurance Company in Rehabilitation. At the time the agreements were executed, both companies were under receivership with the Louisiana Department of Insurance.  In total, SPLIC assumed approximately $4.5 million in reserve liabilities and received approximately $4.6 million in cash, with a minimal reinsurance ceding commission being paid.  These transactions are not deemed material.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

The following table sets forth our direct collected life insurance premiums by state for the periods indicated, in accordance with statutory accounting practices prescribed by the states of domicile of our insurance company subsidiaries.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

State
Louisiana	$10,186	10,006	30,633	29,973
Arkansas	1,119	1,136	3,156	3,423
Mississippi	91	83	269	248
Other states	278	263	798	812
Total	$11,674	11,488	34,856	34,456

Home Service Insurance Products

Our home service insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs.  To a much lesser extent, our home service insurance segment sells limited-liability, named-peril property policies covering dwellings and contents.  We provide $30,000 maximum coverage on any one dwelling and contents, while content only coverage and dwelling only coverage is limited to $20,000, respectively.

We provide final expense ordinary life insurance and annuity products primarily to middle and lower income individuals primarily in Louisiana, Mississippi and Arkansas.  New products were approved for sale in Mississippi during the current year and we expect to increase sales as we expand our marketing force in this state.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Revenue:
Premiums	$10,808	10,541	32,386	31,557
Net investment income	3,178	3,244	9,690	10,251
Realized investment gains (losses), net	4	(96)	6	585
Other income	6	10	20	63
Total revenue	13,996	13,699	42,102	42,456
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	4,969	5,241	14,896	15,766
Increase in future policy benefit reserves	1,232	710	2,726	2,603
Policyholders' dividends	17	12	55	57
Total insurance benefits paid or provided	6,218	5,963	17,677	18,426

Commissions	3,708	3,657	11,310	11,069
Other general expenses	3,233	3,529	9,488	10,964
Capitalization of deferred policy acquisition costs	(1,637)	(1,559)	(5,199)	(4,849)
Amortization of deferred policy acquisition costs	820	352	1,959	854
Amortization of cost of customer relationships acquired	502	487	1,408	1,474
Total benefits and expenses	12,844	12,429	36,643	37,938
Income before income tax expense	$1,152	1,270	5,459	4,518

Premiums.  The premium increases were due to ongoing home service marketing efforts, as well as a SPFIC rate increase of 5.7% for named peril policies that became effective January 1, 2011.

Net Investment Income.  Net investment income decreased for the three and nine months ended September 30, 2011, compared to the same periods in 2010, as the Company experienced significant call activity over the past two years and reinvested proceeds during a declining interest rate environment, which has depressed our investment income and lowered portfolio yields.  The recent declines in yield rates by quarter appear to be leveling off as the reinvestment of calls is resulting in a lesser impact relative to yield changes.

Net investment income for our home service insurance segment is summarized as follows:

	Nine Months Ended September 30,	Year Ended December 31,	Nine Months Ended September 30,
	2011	2010	2010
	(In thousands, except for %)

Net investment income, annualized	$12,920	13,008	13,668
Average invested assets, at amortized cost	284,886	279,682	279,199
Annualized yield on average invested assets	4.54%	4.65%	4.90%

Realized Gains, Net.  Net realized gains of $0.6 million for the nine months ended September 30, 2010 were mostly due to sales of several available-for-sale debt and equity securities, some of which were previously impaired.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

Claims and Surrenders.  Claims and surrenders decreased for the three and nine months ended September 30, 2011, compared to the same periods in 2010, and were within expected ranges.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Death claims	$3,470	3,990	10,738	12,141
Surrender benefits	794	649	2,107	1,780
Endowment benefits	3	5	8	19
Property claims	586	469	1,601	1,340
Accident and health benefits	15	33	113	137
Other policy benefits	101	95	329	349
Total claims and surrenders	$4,969	5,241	14,896	15,766

•
Death claims expense was lower for the three and nine months in 2011 due to fewer reported claims.  In addition, the nine months includes a $0.3 million incurred but not reported release of liability related to our claim experience calculation.  Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•	Surrender benefits have increased in the three and nine months ended September 30, 2011, compared to the same periods in 2010, which may be attributable to the current economic conditions.

•	Property claims increased for the three and nine moths of 2011 compared to the same periods in 2010, as 2010 claims reported were lower than historical experience.

Other General Expenses.  Other general expenses decreased for the nine months ended September 30, 2011, compared to the same period in 2010, due to an overall decrease in expenses and a reallocation of expenses that became effective January 1, 2011, which reduced the home service segment allocation and increased the life segment allocation in the current year.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs increased for the nine months ended September 30, 2011, mainly due to an increase in first year commissions paid during the period.  DAC capitalization is directly correlated to fluctuations in first year commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the nine month period of 2011 includes an adjustment that resulted in an increase of $0.3 million due to a refinement in an estimate using system generated information related to SPLIC assumptions.  Amortization has also increased in the three and nine months ended September 30, 2011 due to the increase in the DAC as a result of new business.  Amortization reported for the three months ended September 30, 2010, is impacted by an adjustment that decreased amortization by $0.3 million in that reporting period.

Other Non-Insurance Enterprises

Overall, other non-insurance operations are immaterial to the consolidated results, except for the fair value adjustment related to the Company's warrants to purchase Class A common stock.  These amounts fluctuate due to the movement in the stock price and fair value calculation using the Black-Scholes valuation model.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

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

	September 30, 2011		December 31, 2010
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)

Marketable securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$307,817	35.9	$378,012	48.8
Corporate	183,961	21.5	161,298	20.8
Municipal bonds	194,249	22.7	101,719	13.1
Mortgage-backed (1)	9,918	1.2	14,808	1.9
Foreign governments	144	-	132	-
Short-term investments	2,066	0.2	-	-
Total marketable securities	698,155	81.5	655,969	84.6

Cash and cash equivalents	64,425	7.5	49,723	6.4
Other investments:
Policy loans	38,075	4.4	35,585	4.6
Equity securities	45,366	5.3	23,304	3.0
Mortgage loans	1,453	0.2	1,489	0.2
Real estate	9,126	1.1	9,200	1.2
Other long-term investments	141	-	148	-
Total cash, cash equivalents and investments	$856,741	100.0	$775,418	100.0

(1)  Includes $8.5 million and $13.2 million of U.S. Government-sponsored enterprises at September 30, 2011 and December 31, 2010, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

The Company increased holdings in investment grade municipal securities with higher yields during the first nine months of 2011.  Cash and cash equivalents increased as of September 30, 2011, based upon timing of cash inflows and investment into marketable securities.  Investments in equity securities increased in the current year as the Company invested proceeds from fixed maturity bond holdings into bond mutual funds in the current period totaling $24.0 million.

The held-to-maturity portfolio as of September 30, 2011, represented 18.9% of the total fixed maturity securities owned based upon carrying values, with the remaining 81.1% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)

AAA	$42,649	6.1	$428,194	65.3
AA	462,033	66.4	59,454	9.1
A	93,279	13.4	73,341	11.2
BBB	80,483	11.6	84,489	12.9
BB and other	17,645	2.5	10,491	1.5
Totals	$696,089	100.0	$655,969	100.0

The significant change from fixed maturity securities held in AAA and AA ratings is due to the credit quality downgrade of the U.S. Government by Standard & Poor's during the third quarter of 2011.  This resulted in 253 securities with a carrying value totaling approximately $301.9 million as of September 30, 2011, moving from the AAA rating category into the AA category for the current reporting period.  This significantly reduced our holdings in AAA investments compared to prior reporting periods.

In addition, the Company made new investments in the AA credit category of taxable municipals and corporate bonds, primarily public utility issuers with an average maturity of seven years.  The increase in non-investment grade securities was due to downgrades of issuers in the current period, as the Company does not purchase below investment grade securities.

Credit ratings reported for the periods indicated are assigned by a Nationally Recognized Statistical Rating Organization ("NRSRO") such as Moody’s Investors Service, Standard & Poor’s and Fitch Ratings.  A credit rating assigned by a NRSRO is a quality based rating, with AAA representing the highest quality and D the lowest, with BBB and above being considered investment grade.  In addition, the Company may use credit ratings of the National Association of Insurance Commissioners ("NAIC") Securities Valuation Office ("SVO") as assigned, if there is no NRSRO rating.  Securities rated by the SVO are grouped in the equivalent NRSRO category as stated by the SVO and securities that are not rated by a NRSRO are included in the "other" category.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

As of September 30, 2011, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	September 30, 2011
	General Obligation		Special Revenue		Other		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(In thousands)

AAA	$16,246	14,664	8,713	8,294	-	-	24,959	22,958
AA	48,667	45,615	80,928	75,834	5,912	5,581	135,507	127,030
A	2,365	2,454	23,098	22,534	-	-	25,463	24,988
BBB	513	517	4,365	4,755	921	1,046	5,799	6,318
BB and other	-	-	4,269	5,191	-	-	4,269	5,191
Total	$67,791	63,250	121,373	116,608	6,833	6,627	195,997	186,485

Municipals shown excluding third party guarantees

	September 30, 2011
	General Obligation		Special Revenue		Other		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(In thousands)

AAA	$-	-	8,713	8,294	-	-	8,713	8,294
AA	45,958	42,621	64,796	60,708	5,912	5,581	116,666	108,910
A	9,289	9,013	37,487	35,887	-	-	46,776	44,900
BBB	513	517	5,607	6,028	921	1,046	7,041	7,591
BB and other	12,031	11,099	4,770	5,691	-	-	16,801	16,790
Total	$67,791	63,250	121,373	116,608	6,833	6,627	195,997	186,485

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	September 30, 2011
	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)

Public improvements	$24,137	23,352	12.3%
Refunding bonds and notes	24,681	23,887	12.6%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

The tables below represent the Company's exposure of municipal holdings in states that exceed 10% of the total municipal portfolio as of September 30, 2011.

Municipal Exposure by State

	September 30, 2011
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
			(In thousands)
Louisiana securities including third party guarantees

AA	$11,828	11,228	18,675	18,001	-	-	30,503	29,229
A	783	773	13,538	13,234	-	-	14,321	14,007
BBB	513	517	4,365	4,755	921	1,046	5,799	6,318
BB and other	-	-	4,269	5,191	-	-	4,269	5,191
Total	$13,124	12,518	40,847	41,181	921	1,046	54,892	54,745

Louisiana securities excluding third party guarantees

AA	$9,507	8,984	13,015	12,583	-	-	22,522	21,567
A	3,104	3,017	17,455	16,879	-	-	20,559	19,896
BBB	513	517	5,607	6,028	921	1,046	7,041	7,591
BB and other	-	-	4,770	5,691	-	-	4,770	5,691
Total	$13,124	12,518	40,847	41,181	921	1,046	54,892	54,745

Texas securities including third party guarantees

AAA	$16,246	14,664	4,354	4,043	-	-	20,600	18,707
AA	6,655	6,232	5,664	5,496	-	-	12,319	11,728
A	-	-	3,241	3,301	-	-	3,241	3,301
Total	$22,901	20,896	13,259	12,840	-	-	36,160	33,736

Texas securities excluding third party guarantees

AAA	$-	-	4,354	4,043	-	-	4,354	4,043
AA	21,807	19,884	5,664	5,496	-	-	27,471	25,380
A	-	-	3,241	3,301	-	-	3,241	3,301
BBB	1,094	1,012	-	-	-	-	1,094	1,012
Total	$22,901	20,896	13,259	12,840	-	-	36,160	33,736

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state. At September 30, 2011, total holdings of municipal securities in Louisiana represented 28.0% of all municipal holdings based upon fair value. The Company also holds 18.4% of its municipal holdings in Texas issuers. There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of September 30, 2011.

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

The Company did not recognize any other-than-temporary impairments for the nine months ended 2011 or 2010.  The Company recognized a valuation allowance on one mortgage loan totaling $45,000 during the first quarter of 2010.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow and did not do so during the first nine months of 2011.  Our investments as of September 30, 2011, consist of 71.2% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

Cash flows from our insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $43.6 million and $39.5 million for the nine months ended September 30, 2011 and 2010, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $32.4 million and $24.4 million for the nine months ended September 30, 2011 and 2010, respectively.

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

All insurance subsidiaries were above the RBC minimums at September 30, 2011.  The ratios of adjusted statutory capital to control level RBC are shown below.

	September 30, 2011	December 31, 2010

CICA	973%	858%
CNLIC	2,665%	2,804%
SPFIC	318%	311%
SPLIC	1,300%	1,238%

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Form 10-K for the year ended December 31, 2010.  The Company does not have off-balance sheet arrangements at September 30, 2011, and does not expect any future effects on the Company's financial condition related to any such arrangements.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

Parent Company Liquidity and Capital Resources

Citizens is a holding company and has had minimal operations of its own.  Its assets consist primarily of the capital stock of its subsidiaries, cash, fixed income securities, mutual funds and investment real estate.  Accordingly, Citizens' cash flows depend upon the availability of statutorily permissible payments, primarily payments under management agreements from its two primary life insurance subsidiaries, CICA and SPLIC.  The ability to make payments is limited by applicable laws and regulations of Colorado, CICA's state of domicile, and Louisiana, SPLIC's state of domicile, which subject insurance operations to significant regulatory restriction.  These laws and regulations require, among other things, that these insurance subsidiaries maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company.  Citizens historically has not relied upon dividends from subsidiaries for its cash flow needs.  However, CICA and SPLIC do dividend available funds from time to time in relation to new acquisition target strategies.  CICA has contributed amounts in the form of dividends to Citizens totaling $10.5 million, $9.3 million and $6.8 million in 2009, 2010 and 2011, respectively.

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2011 and 2010. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The nature of our business exposes us to market risk relative to our invested assets and policy liabilities.  Market risk is the risk of loss that may occur when changes in interest rates and public equity prices adversely affect the value of our invested assets.  Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the fair value of our investments.  The fair value of our fixed maturity portfolio generally increases when interest rates decrease and decreases when interest rates increase.

The following table summarizes net unrealized gains and losses for the periods indicated.

	September 30, 2011			December 31, 2010
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)

Fixed maturities, available-for-sale	$536,537	564,269	27,732	578,412	575,737	(2,675)
Fixed maturities, held-to-maturity	131,820	133,951	2,131	80,232	79,103	(1,129)
Total fixed maturities	$668,357	698,220	29,863	658,644	654,840	(3,804)
Total equity securities	$44,340	45,366	1,026	19,844	23,304	3,460

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 87.9% of our investment portfolio based on the carrying value as of September 30, 2011.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.  Approximately 44.1% of the fixed maturities at fair value on September 30, 2011, were invested in U.S. Treasury and U.S. Government-sponsored enterprises.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess annually interest rate sensitivity with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of September 30, 2011, were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 1.9% during the quarter ended September 30, 2011, from 3.3% at December 31, 2010.  Net unrealized gains on fixed maturity securities totaled $29.9 million at September 30, 2011, compared to losses of $3.8 million at December 31, 2010.

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  Approximately 80.8% of fixed maturities were held in available-for-sale and 19.2% in held-to-maturity based upon fair value at September 30, 2011.  At September 30, 2011, and December 31, 2010, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2011

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 5.7% of our total investments at September 30, 2011, with 95.5% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

During the quarter ended September 30, 2011, there were no changes in the Company's internal controls over financial reporting that materially affect or are reasonably likely to affect the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

We are a defendant in a lawsuit filed on August 6, 1999, in the Texas District Court, Austin, Texas, now styled Delia Bolanos Andrade, et al., Plaintiffs, v. Citizens Insurance Company of America, et al., Defendants in which a class was originally certified by the trial court and reversed by the Texas Supreme Court in 2007 with an order to the trial court to conduct further proceedings consistent with its ruling.  The underlying lawsuit alleged that certain life insurance policies CICA made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws.  The remedy sought was rescission and return of the insurance premium payments.  On December 9, 2009, the trial court denied the recertification of the class after conducting additional proceedings in accordance with the Texas Supreme Court's ruling.  The remaining plaintiffs must now proceed individually, and not as a class, if they intend to pursue their claims against us.  No individual cases have been pursued by the plaintiffs.  The probability of the plaintiffs pursuing their cases individually is unknown.  Further, an estimate of any possible loss or range of losses cannot be made at this time in regard to individuals pursuing claims.  However, should the plaintiffs pursue their claims individually, we intend to vigorously defend any proceedings.

SPFIC is a defendant in a statewide putative class action lawsuit in Louisiana styled The State of Louisiana v. AAA Insurance (the "Road Home Litigation"), which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007.  The Louisiana Attorney General filed the Road Home Litigation as a putative class action lawsuit in state court against SPFIC and approximately 200 other insurers on behalf of the State of Louisiana, as assignee, and on behalf of a class of Road Home fund recipients alleging that SPFIC and the other insurers have failed to pay all damages owed under their policies. The insurers removed the matter to federal court.  The defendants filed a motion to dismiss, and in March 2009, the district court granted part of the defendants’ motion, dismissing all of the extra-contractual claims, including the bad faith and breach of fiduciary duty claims. As a result, the remaining claims are for breach of contract and declaratory relief on the alleged underpayment of claims by the insurers.  The court did not dismiss the class action allegations.  The defendants also had moved to dismiss the complaint on grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the insurers’ policies.  The court denied the defendants’ motion for reconsideration on the assignment issue but found the matter was ripe for consideration by the federal appellate court.  The defendants filed a petition for permission to appeal to the Fifth Circuit.  The Fifth Circuit accepted review. On July 20, 2011, the Fifth Circuit ruled, based on a ruling from the Louisiana Supreme Court, that there was no public policy which precludes an anti-assignment clause from applying to post loss assignments, but the language of the anti-assignment language must be evaluated on a policy by policy basis and clearly and unambiguously express that the non-assignment clause applies to post-loss assignments.  We anticipate the State will vigorously pursue the matter in the district court and are uncertain as to the impact a case by case analysis of claims will have on SPFIC.  An estimate of possible loss or range of loss cannot be made at this time as a result of the July 20, 2011 Fifth Circuit ruling.  SPFIC intends to vigorously defend any remaining proceedings.

SPFIC is vigorously defending a number of matters in various stages of development filed in the aftermath of Hurricane Katrina in addition to the Road Home Litigation, including a number of individual lawsuits, which are immaterial to the Company’s financial statements.

In addition to the legal proceeding described above, we may from time to time be subject to a variety of legal and regulatory actions relating to our business operations, including, but not limited to:

•         disputes over insurance coverage or claims adjudication;
•         regulatory compliance with insurance and securities laws;
•         disputes with our marketing firms, consultants and agents over compensation and termination of contracts and related claims;
•         disputes regarding our tax liabilities;
•         disputes relating to reinsurance and coinsurance agreements; and
•         disputes relating to businesses acquired and operated by us.

In the absence of countervailing considerations, we would expect to defend any such claims vigorously.  However, in doing so, we could incur significant defense costs, including attorneys' fees, other direct litigation costs and the expenditure of substantial amounts of management time that otherwise would be devoted to our business.  If we suffer an adverse judgment as a result of any claim, it could have a material adverse effect on our business, results of operations and financial condition.

Item 1A.   RISK FACTORS

There are no updates to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4.     (RESERVED)

Item 5.     OTHER INFORMATION

On November 3, 2011, the Company issued a news release (the "Release") reporting, among things, results of operations for its third quarter of 2011.  A copy of the Release is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q.  Citizens also announced that it would hold a conference call to discuss its financial results at 10:00 a.m. Central Daylight Time on Friday, November 4, 2011.

Item 6.     EXHIBITS

Exhibit Number	The following exhibits are filed herewith:

3.1	Restated and Amended Articles of Incorporation (a)
3.2	Bylaws (b)
4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)
11	Statement re: Computation of per share earnings (see financial statements)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	News Release reporting third quarter results issued on November 3, 2011 (furnished herewith).
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)
_________________
* Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1 and incorporated herein by reference.
(b)	Filed on March 31, 1999 with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.
(c)	Filed on July 15, 2004, with the Registrant's Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

	By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

	By:	/s/ Kay E. Osbourn

Kay E. Osbourn
Executive Vice President, Chief Financial Officer
and Treasurer

Date: November 3, 2011