Form 10-K
period 2011-12-31
CITIZENS INC
filed 2012-03-12
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
None
(Title of class)
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 403 of the Securities Act.  ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K).  ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer or a smaller reporting company.

               Large accelerated filer ☐    Accelerated filer ☒  Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (As defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

As of June 30, 2011, the aggregate market value of the Class A voting stock held by non-affiliates of the registrant was approximately $305,863,400.

Number of shares of common stock outstanding as of March 5, 2012.
Class A:  48,962,938
Class B:    1,001,714

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates certain portions of the definitive proxy materials of the registrant in respect to its 2012 Annual Meeting of Shareholders.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements.  Factors that could cause the Company's future results to differ materially from expected results include, but are not limited to:

•	Changes in foreign and U.S. general economic, market, and political conditions, including the performance of financial markets and interest rates;
•	Changes in consumer behavior or regulatory oversight, which may affect the Company's ability to sell its products and retain business;
•	The timely development of and acceptance of new products of the Company and perceived overall value of these products and services by existing and potential customers;
•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing the Company's products;
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.   BUSINESS

Overview

Citizens, Inc. (“Citizens”) is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  We had approximately $1.1 billion of assets at December 31, 2011 and approximately $5.2 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

We were formed in 1969 by our Chairman, Harold E. Riley.  Prior to our formation, Mr. Riley had many years of experience in the international and domestic life insurance business.  Our Company has experienced growth through acquisitions in the domestic market and through market expansion in the international market.  We seek to capitalize on the experience of our management team in marketing and operations as we strive to generate bottom line return using knowledge of our niche markets and our well-established distribution channels.  We believe our underwriting processes, policy terms, pricing practices and proprietary administrative systems enable us to be competitive in our current markets, while protecting our shareholders and serving our policyholders.

Our business has grown, both internationally and domestically, in recent years.  Revenues rose from $169.6 million in 2007 to $195.0 million in 2011.  During the five years ended December 31, 2011, our assets grew from $787.9 million to $1.1 billion.  Total stockholders' equity increased from $176.2 million at December 31, 2007 to $255.7 million at December 31, 2011.  See Item 6.  "Selected Financial Data" in this Report.

The following pages describe the operations of our three business segments:  Life Insurance, Home Service and Other Non-Insurance Enterprises.  Revenues derived from any single customer did not exceed 10% of consolidated revenues in any of the last three years.

Life Insurance

Our Life Insurance segment issues ordinary whole life insurance domestically and in U.S. Dollar-denominated amounts to foreign residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured.  Additionally, endowment contracts are issued by the Company, which are principally accumulation contracts that incorporate an element of life insurance protection.  For the majority of our business, we retain only the first $100,000 of risk on any one life.  We operate this segment through our subsidiaries:  CICA Life Insurance Company of America ("CICA") and Citizens National Life Insurance Company ("CNLIC").

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

•	favorable persistency levels and mortality rates that are comparable to our U.S. policies.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Independent marketing firms and consultants specialize in marketing life insurance products and generally have several years of insurance marketing experience.  We maintain standard contracts with the independent marketing firms pursuant to which they provide recruitment, training and supervision of their managers and associates in the service and placement of our products; however, all associates of these firms also contract directly with us as independent contractors and receive their compensation directly from us.  Accordingly, should an arrangement between any independent marketing firm and us be terminated for any reason, we believe we would continue with the existing marketing arrangements with the associates of these firms without a material loss of sales.  Our standard agreement with independent marketing firms and consultants provides they are independent contractors responsible for their own operation expenses, and that they are the representative of the prospective insured.  In addition, the marketing firms guarantee any debts of their associates to us.  The marketing firms receive commissions on all new and renewal policies serviced or placed by them or their associates.  All of these contracts provide that the independent marketing firms and consultants are aware of and responsible for compliance with local laws.

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

Our international products have living benefit features.  Every policy contains guaranteed cash values and is participating (i.e., provides for cash dividends as apportioned by the board of directors).  Once a policyowner pays the annual premium and the policy is issued, we immediately pay a cash dividend as well as an annual guaranteed endowment, if elected, to the owner.  The policyowner has several options with regard to the dividend, including the right to assign dividends to the Citizens, Inc. Stock Investment Plan, registered under the Securities Act of 1933 (the "Securities Act"), and administered in the United States by our unaffiliated transfer agent.

International Competition

The life insurance business is highly competitive.  We compete with a large number of stock and mutual life companies internationally and domestically, as well as with financial institutions that offer insurance products.  There are more than 1,000 life insurance companies in the United States, some of which also provide insurance to foreign residents.

Given the variety of foreign markets in which we provide ordinary whole life insurance, it is not possible to ascertain our competitive position.  We face competition primarily from companies formed and operated in the country in which the insureds reside, from companies that operate in the same manner as we do and from companies that are foreign to the countries in which policies are sold, but issue insurance policies denominated in the local currency of those countries.  A substantial number of companies may be deemed to have a competitive advantage over us due to their significantly greater financial resources, histories of successful operations and larger marketing forces.  However, we believe that our experience, combined with the special features of our policies, allow us to compete effectively in pursuing new business.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Because premiums on our international policies are paid in U.S. Dollars drawn on U.S. financial institutions, and we pay claims in U.S. Dollars, we provide a product that is different from the products provided by foreign-domiciled companies.  Our international policies are usually acquired by individuals with significant net worth and earnings that place them in the top income brackets of their respective countries.  The policies sold by our foreign competitors are generally offered broadly and are priced using the mortality of the entire population of the geographic region.  Our mortality charges are therefore typically lower, which provides a competitive advantage.  Additionally, the assets backing the reserves for our foreign competitors' policies must be substantially invested in their respective countries and, therefore, are exposed to the inflationary risks and social or economic crises that have been more common in these foreign countries.

Domestic Sales

The majority of our inforce business results from blocks of business of insurance companies we have acquired over the past 15 years.  Our acquisition transition strategy focuses on the introduction of our cash accumulation ordinary whole life products to independent marketing consultants associated with companies we have acquired, while continuing to service the needs of acquired policyholders.

In the Midwest and the southern United States, we seek to serve middle income households through the sale of cash accumulation ordinary whole life insurance products.  Our distribution strategy is through marketing consultants, comprised primarily of part-time, second-career sales associates (such as teachers, coaches, community leaders and others) in rural and urban areas.  Over the past three years, new product sales have trended downward as we have tightened underwriting on business that did not meet our profitability objectives.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Home Service Insurance

Our Home Service segment operates in this market through our subsidiaries Security Plan Life Insurance Company ("SPLIC") and Security Plan Fire Insurance Company ("SPFIC"), and focus on the life insurance needs of the middle and lower income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through a home service marketing distribution system of approximately 300 employee-agents who work full time on a route system and through over 230 funeral homes and independent agents to sell policies, collect premiums and service policyholders.  To a lesser extent, our Home Service segment sells limited-liability, named peril property policies covering dwelling and contents.

Home Service Products and Competition

Our home service insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs.  The average life insurance policy face amount issued was approximately $7,000 in 2011; therefore, the underwriting performed on these applications is limited.  Our property coverages are limited to $30,000 maximum coverage on any one dwelling and contents, while content-only coverage and dwelling-only coverage is limited to $20,000.   We face competition in Louisiana, Mississippi and Arkansas from other companies specializing in home service distribution of insurance.  We seek to compete based upon our emphasis on personal service to our customers.  We intend to continue premium growth within this segment via direct sales and acquisitions.

Other Non-Insurance Enterprises

Other Non-insurance Enterprises includes Computing Technology, Inc., which provides data processing services to the Company, and Insurance Investors, Inc., which provides aviation transportation to the Company.  This segment also includes the results of Citizens, Inc., the parent Company.

Operations and Technology

Our administrative operations primarily serve our life insurance segment and are conducted primarily at our executive offices in Austin, Texas through approximately 116 administrative, operating and underwriting personnel.  Our Home Service operations are conducted to a large degree from our district offices in Louisiana, Arkansas and Mississippi, as well as our support center in Donaldsonville, Louisiana through approximately 64 operations personnel.  At our executive offices, we also perform policy design, marketing oversight, underwriting, accounting and reporting, customer service, administration and investing activities.

Our senior management has significant experience in insurance company application system design and implementation.  Since the mid-1960's, our senior management has been leading development of evolving insurance applications.  We have a single integrated system for our entire Company, which is a centrally-controlled, mainframe-based administrative system.  Functions of our administrative system include policy set up, administration, billing and collections, commission calculation, valuation, automated internal audit functions, storage backup, image management and other related functions.  Each company we acquire is ultimately converted onto our administrative system.  This system has been in place for many years, and we believe it is a significant asset to us.  We update our administrative system on an ongoing basis.  This system is also capable of significant expansion without substantial capital outlay or increase in staff.  Therefore, we believe we can achieve additional growth without costly administrative system expenditures, delays, failures or the addition of substantial staffing.

Regulation

Our U.S. insurance operations are subject to a wide variety of laws and regulations.  State insurance laws establish supervisory agencies with broad regulatory authority to regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of each state in which they are licensed.  In addition, U.S. laws, such as the USA Patriot Act of 2001, the Foreign Corrupt Practices Act (“FCPA”), the Gramm-Leach-Bliley Act of 1999, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, the Sarbanes-Oxley Act of 2002 and the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act ("the Dodd-Frank Act"), are examples of U.S. regulation that affect our business.  We are subject to comprehensive regulations under the USA Patriot Act with respect to money laundering, as well as federal regulations regarding privacy and confidentiality.  Our insurance products and thus our businesses also are affected by U.S. federal, state and local tax laws.  The Dodd-Frank Act focuses on financial reform and may result in significant changes to the regulation of institutions operating in the financial services industry, including the Company.  Legislative or regulatory requirements imposed by or promulgated in connection with this Act may make it more expensive for the Company to conduct its business, may have a material adverse effect on the overall business climate and could materially affect the profitability of the results of operations and financial condition of financial institutions. The Company is uncertain as to all of the impacts this new legislation will have and cannot provide assurance it will not adversely affect its results of operations and financial condition.  In general, government regulation at the federal level may increase and may result in unpredictable consequences for the Company.  In addition, other federal laws and regulations apply to us in areas such as pension regulations, privacy, tort reform and taxation.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Our insurance subsidiaries are collectively licensed to transact business in 32 states.  We have insurance subsidiaries domiciled in the states of Colorado, Louisiana and Texas.  Our U.S. insurance subsidiaries are licensed and regulated in all U.S. jurisdictions in which they conduct insurance business.  The extent of this regulation varies, but most jurisdictions have laws and regulations based upon the National Association of Insurance Commissioners (“NAIC”) model rules governing the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy, and the business conduct of insurers, including marketing and sales practices and claims handling.  In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and the approval of rates for certain types of insurance products.

All U.S. jurisdictions in which our U.S. insurance subsidiaries conduct insurance business have enacted legislation that requires each U.S. insurance company in a holding company system, except captive insurance companies, to register with the insurance regulatory authority of its jurisdiction of domicile and to furnish that regulatory authority financial and other information concerning the operations of, and the interrelationships and transactions among, companies within its holding company system that may materially affect the operations, management or financial condition of the insurers within the system.  These laws and regulations also regulate transactions between insurance companies and their parents and affiliates.  Generally, these laws and regulations require that all transactions within a holding company system between an insurer and its affiliates be fair and reasonable and that the insurer's statutory capital and surplus following any transaction with an affiliate be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  Statutory surplus is the excess of admitted assets over the sum of statutory liabilities and capital.  For certain types of agreements and transactions between an insurer and its affiliates, these laws and regulations require prior notification to, and non-disapproval or approval by, the insurance regulatory authority of the insurer's jurisdiction of domicile.

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

The laws and regulations of the jurisdictions in which our U.S. insurance subsidiaries are domiciled require that a controlling party obtain the approval of the insurance commissioner of the insurance company's jurisdiction of domicile prior to acquiring control of the insurer and may delay, deter or prevent a transaction our shareholders might consider desirable.

Risk-based capital ("RBC") requirements are imposed on life and property and casualty insurance companies.  The NAIC has established minimum capital requirements in the form of RBC.  RBC factors the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by the affected company would begin.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Potential Changes in Regulation

Government actions in response to the recent financial crisis and market volatility could significantly impact our current regulations.  As part of a comprehensive reform of financial services regulation known as the Dodd-Frank Act, Congress established an office within the federal government to collect information about the insurance industry, recommend standards, and represent the United States in dealing with foreign insurance regulators.

Item 1A.   RISK FACTORS

Investing in our Company involves certain risks. Set forth below are certain risks with respect to our Company.  Readers should carefully review these risks, together with the other information contained in this report.  The risks and uncertainties we have described in this report are not the only ones we face.  Additional risks and uncertainties not presently known to us, or that we currently deem not material, may also adversely affect our business.  Any of the risks discussed in this report or that are presently unknown or not material, if they were to actually occur, could result in a significant adverse impact on our business, operating results, prospects or financial condition.  References in the risk factors below to "we," "us," "our," "Citizens" and like terms relate to Citizens, Inc. and its subsidiaries on a U.S. GAAP consolidated financial statement basis, unless specifically identified otherwise.  We operate our subsidiaries as separate and distinct entities with respect to corporate formalities.

Risks Relating to Our Business

A substantial amount of our revenue comes from foreign residents and is subject to risks associated with foreign insurance laws, political instability and asset transfer restrictions.

A substantial part of our insurance policy sales are from foreign countries, primarily those in Latin America and the Pacific Rim.  There is a risk that we may lose a significant portion of these sales should adverse events occur in these countries.  We seek to address this risk by, among other things, not accepting insurance applications outside of the U.S., maintaining all of our assets in the U.S. and requiring that policy premiums be paid to us in U.S. Dollars drawn on U.S. financial institutions.  Accordingly, we have never qualified to do business in any foreign country and have never submitted our insurance policies issued to foreign residents for approval by any foreign or domestic insurance regulatory agency.  We sell our policies to foreign residents using foreign independent marketing firms and independent consultants, and we rely on those persons to comply with applicable laws in marketing our insurance products.

The government of a foreign country could determine that its residents may not buy life insurance from us unless we became qualified to do business in that country or unless our policies purchased by its residents receive prior approval from its insurance regulators.  Also, new laws or regulations could be implemented or new applications of existing laws or regulations could occur, which could result in the cessation of marketing activities by our independent marketing firms and consultants.  From time to time we have become aware of new foreign laws, regulations or new interpretations of foreign laws or regulations that may have an adverse effect on the marketing efforts of our foreign independent marketing firms and consultants.  We cannot assure you that any of these laws, regulations, or application of them by foreign regulatory authorities will not have an adverse effect on the marketing efforts of our independent marketing firms and consultants and, in turn, on our revenues.  Further, there is no assurance that we would be able to qualify to do business in any foreign country or that its insurance regulatory authorities would approve our policies if we decided to submit our insurance policies for approval.  We could also face sanctions, including fines and penalties, if a country's authorities determined any failure to qualify or otherwise comply with its laws was willful or ongoing.  Any of the foregoing could reduce our revenues and materially adversely affect our results of operations and financial condition.  Additionally, we do not determine whether our independent consultants are required to be licensed to sell insurance in the countries in which they market our policies.  If our independent consultants were not in compliance with applicable laws, including licensing laws, they could be required to cease operations, which would reduce our revenues.  We have not obtained any advice of counsel in any foreign jurisdictions with respect to these matters.  We are unable to quantify the effect of foreign regulation on our business if regulation were to be imposed on us, but we believe we could expend substantial amounts of time and incur substantial expense in complying with any foreign regulation, and we may decide to withdraw from or avoid a market if foreign regulation were imposed.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

The majority of our foreign policyholders choose to invest their policy dividends or other cash benefits in our Class A common stock through the Citizens, Inc. Stock Investment Plan (the "Plan").  If a securities regulatory authority were to deem the Plan’s operation contrary to applicable securities laws, we risk facing fines and penalties and cease and desist orders which would create a reduction in the amount of Class A common stock purchased on the open market through the Plan.

The offer and sale of our Class A common stock through the Plan is registered under the Securities Act of 1933, but not under the laws of any foreign jurisdiction.  Most all of our foreign policyholders participate in the Plan and choose to invest dividends paid on their insurance policies in our Class A common stock pursuant to the Plan.  We have not obtained any advice of counsel in any foreign jurisdiction as to whether such participation by foreign residents in the Plan is subject to foreign securities laws or regulations or whether our independent consultants in these jurisdictions are subject to licensing requirements in connection with foreign policyholder participation in the Plan.  If a securities regulatory authority were to determine the offer and sale of our Class A common stock under the Plan were contrary to applicable laws and regulations of its jurisdiction, we could be faced with cease and desist orders, fines and penalties, or reduced participation in the Plan by our foreign policyholders.  This also could materially reduce the amount of our Class A common stock purchased and sold in the open market under the Plan, as historically a significant volume of shares have been purchased under the Plan through issuance of policy cash dividends assigned to the Plan.  We could also be faced with private disputes relating to the Plan, including the possibility of securities law claims within the United States.  In the absence of countervailing considerations, we would expect to defend any such claims and we could incur significant defense costs, including not only attorneys' fees and other direct litigation costs, but also the expenditure of substantial amounts of management time that otherwise would be devoted to our business.  This could materially adversely affect our results of operations and financial condition.

We face financial and capital market risks in our operations

As an insurance holding company with significant investment exposure, we face material financial and capital markets risk in our operations.  Due to the low interest rate environment over the past three years, we experienced significant call activity on our fixed income portfolio which has decreased our investment yields compared to prior years.  Also, we recorded other-than-temporary impairments ("OTTI") in the past several years due to credit related market declines.  In addition, the significant increase in worldwide economic instability and unemployment rates could result in decreased persistency of our insurance policies in force, as well as reduced new insurance policy sales, which may materially adversely affect our results of operations and financial condition.

Economic uncertainty has recently been exacerbated by the increased potential for default by one or more European sovereign debt issuers, the potential partial or complete dissolution of the Eurozone and its common currency and the negative impact of such events on global financial institutions and capital markets generally.  Actions or inactions of European governments may impact these actual or perceived risks.  In the U.S. during 2011, one rating agency downgraded the U.S.'s long-term debt credit rating from AAA.  Future actions or inactions of the United States government, including a shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets.

Changes in market interest rates may significantly affect our profitability.

Some of our products, principally traditional whole life insurance with annuity riders, expose us to the risk that changes in interest rates will reduce our "spread," or the difference between the amounts that we are required to pay under our contracts to policyholders and the rate of return we are able to earn on our investments intended to support obligations under the contracts.  Our spread is a key component of our net income.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

In particular, at December 31, 2011, fixed maturities represented $741.8 million or 88.4% of our total investments of $839.2 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. We experienced significant prepayments of bonds in our investment portfolio over the past three years. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities that are classified as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at December 31, 2011, approximately 97.7% of our fixed maturities were investment grade with 71.4% rated AA or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

A substantial portion of our investment portfolio is concentrated in U.S. Government sponsored corporations and agencies.

At December 31, 2011, we had investments with a carrying value of $307.2 million (36.6% of our total invested assets) in U.S. Government sponsored corporations and agencies, including the Federal Home Loan Mortgage Corporation ("Freddie") and the Federal National Mortgage Association ("Fannie"). Both Freddie and Fannie are currently in conservatorship and the federal government is considering proposals to phase them out, or allow them to continue as private corporations, among other things. If they are wound down, it is not clear how investments sponsored by them might be affected; however, the direct and indirect impact on our investment portfolio could be material and could be adverse.

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at December 31, 2011 were $3.0 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Our actual claims losses may exceed our reserves for claims and we may be required to establish additional reserves, which in turn may adversely impact our results of operations and financial condition.

We maintain reserves to cover our estimated exposure for claims relating to our issued insurance policies.  Reserves, whether calculated under U.S. generally accepted accounting principles ("U.S. GAAP") or statutory accounting practices prescribed by various state insurance regulators, do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections, of what we expect claims will be based on mortality assumptions that are determined by various regulatory authorities.  Many reserve assumptions are not directly quantifiable, particularly on a prospective basis.  In addition, when we acquire other domestic life insurance companies, our assessment of the adequacy of acquired policy liabilities is subject to our estimates and assumptions.  Reserve estimates are refined as experience develops, and adjustments to reserves are reflected in our statements of operations for the period in which such estimates are updated.  Because establishing reserves is an inherently uncertain process involving estimates of future losses, future developments may require us to increase claims reserves, which may have a material adverse effect on our results of operations and financial condition in the periods in which such increases occur.

We may be required to accelerate the amortization of deferred acquisition costs and the costs of customer relationships acquired, which would increase our expenses and adversely affect our results of operations and financial condition.

At December 31, 2011, we had $136.3 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are primarily related to the sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the anticipated recognition of premiums.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At December 31, 2011, we had $27.9 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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

Unfavorable experience with regard to expected expenses, investment returns, surrender and other policy charges, mortality, morbidity, lapses or persistency may cause us to increase the amortization of DAC or CCRA, or both, or to record a current period expense to increase benefit reserves, any of which could have a material adverse effect on our results of operations and financial condition.

We may be required to recognize an impairment on the value of our goodwill, which would increase our expenses and materially adversely affect our results of operations and financial condition.

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  Goodwill in our consolidated financial statements was $17.2 million as of December 31, 2011.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

We are a defendant in lawsuits, which may adversely affect our financial condition and detract from the time our management is able to devote to our business, and we are subject to risks related to litigation and regulatory matters.

We may from time to time be subject to a variety of legal and regulatory actions relating to our business operations, including, but not limited to:

•	disputes over insurance coverage or claims adjudication;
•	regulatory compliance with insurance and securities laws;
•	disputes with our marketing firms, consultants and agents over compensation, termination of contracts and related claims;
•	disputes regarding our tax liabilities;
•	disputes relating to reinsurance and coinsurance agreements; and
•	disputes relating to businesses acquired and operated by us.

In the absence of countervailing considerations, we would expect to defend any such claims vigorously.  However, in doing so, we could incur significant defense costs, including attorneys' fees, other direct litigation costs and the expenditure of substantial amounts of management time that otherwise would be devoted to our business.  If we suffer an adverse judgment as a result of any claim, it could have a material adverse effect on our business, results of operations and financial condition.  See Item 3, Legal Proceedings and Note 8 to the Company's Consolidated Financial Statements.

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

In 2011, we reinsured $462 million of face amount of our life insurance policies.  Amounts reinsured in 2011 represented 10.1% of the face amount of direct life insurance in force in that year.  Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance.  If our cost of reinsurance were to increase, we might not be able to recover these increased costs, and our results of operations and financial condition could be materially adversely affected.  See Note 5 to the Company's Consolidated Financial Statements.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

We rely on the active participation of our Chairman of the Board and Chief Executive Officer, Harold E. Riley (age 83), and our Vice Chairman of the Board and President, Rick D. Riley (age 58), in connection with the development and execution of our operating and marketing plans and strategy for expanding our business.  We anticipate that their expertise will continue to be of substantial value in connection with our operations.  The loss of the services of either of these individuals could have a significant adverse effect on our business and prospects.  We do not have an employment agreement with either of these persons nor do we carry a key-man insurance policy on either of their lives.

We are subject to extensive governmental regulation in the United States, which increases our costs of doing business and could restrict the conduct of our business.

We are subject to extensive regulation and supervision in U.S. jurisdictions wherein we do business, as well as anti-money laundering regulations adopted under the USA Patriot Act.  Insurance company regulation is generally designed to protect the interests of policyholders, with substantially lesser protections to shareholders of the regulated insurance companies.  To that end, all the states in which we do business have insurance regulatory agencies with broad powers under law with respect to such things as: licensing companies to transact business; mandating capital and surplus requirements; regulating trade and claims practices; approving policy forms; and restricting companies' ability to enter and exit markets.

The capacity for an insurance company's growth in premiums is partially a function of its required statutory surplus.  Maintaining appropriate levels of statutory surplus, as measured by statutory accounting practices prescribed or permitted by a company's state of domicile, is considered important by all state insurance regulatory authorities.  Failure to maintain required levels of statutory surplus could result in increased regulatory scrutiny and enforcement action by regulatory authorities.

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

Although the U.S. federal government has not historically regulated the insurance business, the Dodd-Frank Act, enacted in July 2010, expands the federal presence in insurance oversight. The Act's requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance (also known as surplus lines insurance, which is property or casualty insurance written by a company that is not licensed to sell policies of insurance in a given state). This legislation also establishes a new Federal Insurance Office within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance. The Federal Insurance Office is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters and preempt state insurance measures under certain circumstances. As this Act calls for numerous studies and contemplates further regulation, the future impact of the Act on our results of operations or our financial condition cannot be determined at this time.

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

Some of our information technology systems and software are mainframe-based, legacy-type systems that require an ongoing commitment of resources to maintain current standards.  Our systems utilize proprietary code requiring highly skilled personnel.  Due to the unique nature of our proprietary operating environment, we could have difficulty finding personnel with the skills required to provide ongoing system maintenance and development as we seek to keep pace with changes in our products and business models, information processing technology, evolving industry and regulatory standards and policyholder needs.  Our success is dependent upon, among other things, maintaining and enhancing the effectiveness of existing systems, as well as continuing to integrate, develop and enhance our information systems to support business processes in a cost-effective manner.

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

Our insurance subsidiaries are subject to privacy regulations.  The actions we take to protect confidential information include among other things: monitoring our record retention plans and policies and any changes in state or federal privacy and compliance requirements; maintaining secure storage facilities for tangible records; and limiting access to electronic information in order to safeguard certain information.

In addition, the Gramm-Leach-Bliley Act requires that we deliver a notice regarding our privacy policy both at the delivery of an insurance policy and annually thereafter.  Certain exceptions are allowed for sharing of information under joint marketing agreements. However, certain state laws may require us to obtain a policyholder's consent before we share information.

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

During periods of economic downturn, such as the ones recently experienced, our insureds may choose not to purchase our insurance products, may terminate existing policies, permit policies to lapse or may choose to reduce the amount of coverage purchased, any of which could have a material adverse effect on our results of operations and financial condition.  Also, our sales of new insurance policies might decrease.

Our insurance subsidiaries are restricted by applicable laws and regulations in the amounts of fees, dividends and other distributions they may make to us.  The inability of our subsidiaries to make payments to us in sufficient amounts for us to conduct our operations could adversely affect our ability to meet our obligations or expand our business.

As a holding company, our principal asset is the stock of our subsidiaries.  We rely primarily on statutorily permissible payments from our insurance company subsidiaries, principally through service agreements we have with our subsidiaries, to meet our working capital and other corporate expenses.  The ability of our insurance company subsidiaries to make payments to us is subject to regulation by the states in which they are domiciled, and these payments depend primarily on approved service agreements between us and these subsidiaries and, to a lesser extent, the statutory surplus (which is the excess of assets over liabilities as determined under statutory accounting practices prescribed by an insurance company's state of domicile), future statutory earnings (which are earnings as determined in accordance with statutory accounting practices) and regulatory restrictions.

Generally, the net assets of our insurance company subsidiaries available for dividends are limited to either the lesser or greater (depending on the state of domicile) of the subsidiary's net gain from operations during the preceding year and 10% of the subsidiary's net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed by insurance regulatory authorities.

Except to the extent that we are a creditor with recognized claims against our subsidiaries, claims of our subsidiaries' creditors, including policyholders, have priority with respect to the assets and earnings of the subsidiaries over the claims of our creditors and shareholders.  If any of our subsidiaries becomes insolvent, liquidates or otherwise reorganizes, our creditors and shareholders will have no right to proceed in their own right against the assets of that subsidiary or to cause the liquidation, bankruptcy or winding-up of the subsidiary under applicable liquidation, bankruptcy or winding-up laws.

Adverse capital and credit market conditions may significantly affect our access to debt and equity capital and our cost of capital in seeking to expand our business.

The capital and credit markets experienced extreme volatility over the past several years.  In some cases, the markets exerted significant downward pressure on availability of debt and equity capital for certain issuers (including short term liquidity and credit capacity).  We believe the availability of debt and equity capital has decreased significantly compared to prior years.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

We evaluate our deferred tax asset (“DTA”) quarterly for recoverability based on available evidence.  This process involves management's judgment about assumptions, which are subject to change from period to period due to tax rate changes or variances between our projected operating performance and our actual results.  Ultimately, future adjustments to the DTA valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred tax assets.  The realization of the deferred tax assets depends on the existence of sufficient taxable income in either the carry back or carry forward periods under applicable tax law.  Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we may be required to record a valuation allowance in future reporting periods.  Such an adjustment could have a material adverse effect on our results of operation, financial condition and capital position.

Risks Relating to Our Class A Common Stock

The price of our Class A common stock may be impacted by the level of participation in the Citizens, Inc. Stock Investment Plan (the "Plan").

Most all of our international policyholders participate in the Plan and they invest their policy dividends and benefits in our Class A common stock pursuant to the Plan.  Once a policyholder elects to participate in the Plan, his or her policy benefits are assigned to purchase Citizens Class A common stock under the Plan in the open market.  There is a risk our Class A common stock price could be negatively impacted by a decrease in our policyholders' participation in the Plan.  If fewer policyholders elect to participate in the Plan, or our international premium collections were to decrease as a result of regulatory, economic, or marketing impediments, the trading volume of our Class A stock may decline from its present levels and the demand for our Class A common stock could be negatively impacted.

Control of our Company, through the ownership of our Class B Common Stock, may be held by a 501(c)(3) charitable foundation established by our Founder and we cannot determine whether any change in our management, operations, or operating strategies will occur as a result of such an ownership change.

Harold E. Riley, our Founder, Chairman and CEO, is the beneficial owner of 100% of the Citizens Class B common stock, which is held in the name of the Harold E. Riley Trust ("Trust"), of which he serves as Trustee.  Citizens' Class A and Class B common stock are identical in all respects, except the Class B common stock elects a simple majority of the Board and receives one-half of any cash dividends paid, on a per share basis, to the Class A shares.  Therefore, Mr. Riley controls our Company.  The Class A common stock elects the remainder of the Board.   The Trust documents provide that upon Mr. Riley's death, the Class B common stock will be transferred from the Trust to the Harold E. Riley Foundation, a charitable organization established under 501(c)(3) of the Internal Revenue Code (the "Foundation").  In addition, the Trust documents provide that Mr. Riley may at any time transfer the Class B common stock held by the Trust to the Foundation.  It is unclear what, if any, changes would occur to our board, management structure, or corporate operating strategies as a result of different ownership of our Class B common stock.

There are a substantial number of our issued shares of Class A common stock eligible for future sale in the public market.  The sale of these shares could cause the market price of our Class A common stock to fall.

There were 48,808,662 shares of our Class A common stock issued as of December 31, 2011.  Our executive officers, directors and management owned approximately 4,084,000 shares of our Class A common stock as of December 31, 2011, representing approximately 8% of our then outstanding Class A common stock.  Almost all of these shares have been registered for public resale and generally may be sold freely.   In the event of a sale of some or all of these shares or the perceived sale of these shares, the market price of our Class A common stock could fall substantially.

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

It is difficult for Class A common shareholders to elect any of our directors or otherwise exert any significant influence over our business.  The sole holder of our outstanding Class B common stock is entitled to elect a simple majority of our board of directors and therefore controls us.  All of our Class B common stock is currently owned by the Harold E. Riley Trust, of which Harold E. Riley, our founder, Chairman of the Board and Chief Executive Officer, is the sole trustee.  Additionally, Harold E. Riley beneficially owns approximately 5% of the issued shares of our Class A common stock.

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

State insurance laws generally require prior approval of a change in control of an insurance company.  Generally, such laws provide that control over an insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the insurer.  In considering an application to acquire control of an insurer, an insurance commissioner generally will consider such factors as the experience, competence and financial strength of the proposed acquirer, the integrity of the proposed acquirer’s board of directors and executive officers, the proposed acquirer's plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition.  In addition, a person seeking to acquire control of an insurance company is required in some states to make filings prior to completing an acquisition if the acquirer and the target insurance company and their affiliates have sufficiently large market shares in particular lines of insurance in those states.  These state insurance requirements may delay, deter or prevent our ability to complete an acquisition.

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

Item 3.   LEGAL PROCEEDINGS

We are a defendant in a lawsuit filed on August 6, 1999, in the Texas District Court, Austin, Texas, now styled Delia Bolanos Andrade, et al., Plaintiffs, v. Citizens Insurance Company of America, et al., Defendants in which a class was originally certified by the trial court and reversed by the Texas Supreme Court in 2007 with an order to the trial court to conduct further proceedings consistent with its ruling.  The underlying lawsuit alleged that certain life insurance policies CICA made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws.  The remedy sought was rescission and return of the insurance premium payments.  On December 9, 2009, the trial court denied the recertification of the class after conducting additional proceedings in accordance with the Texas Supreme Court's ruling.  The remaining plaintiffs must now proceed individually, and not as a class, if they intend to pursue their claims against us.  Since the December 9, 2009 trial court ruling, no individual cases have been further pursued by the plaintiffs.  The probability of the plaintiffs further pursuing their cases individually is unknown.  An estimate of any possible loss or range of losses cannot be made at this time in regard to individuals pursuing claims.  However, should the plaintiffs further pursue their claims individually, we intend to vigorously defend any proceedings.

SPFIC is a defendant in a putative class action lawsuit in Louisiana styled The State of Louisiana v. AAA Insurance (the "Road Home Litigation"), which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007.  The Louisiana Attorney General filed the Road Home Litigation as a putative class action lawsuit in state court against SPFIC and approximately 200 other insurers on behalf of the State of Louisiana, as assignee, and on behalf of a class of Road Home fund recipients alleging that SPFIC and the other insurers have failed to pay all damages owed under their policies. The insurers removed the matter to federal court.  The defendants filed a motion to dismiss, and in March 2009, the district court granted part of the defendants’ motion, dismissing all of the extra-contractual claims, including the bad faith and breach of fiduciary duty claims. As a result, the remaining claims are for breach of contract and declaratory relief on the alleged underpayment of claims by the insurers.  The court did not dismiss the class action allegations.  The defendants also had moved to dismiss the complaint on grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the insurers’ policies.  The court denied the defendants’ motion for reconsideration on the assignment issue but found the matter was ripe for consideration by the federal appellate court.  The defendants filed a petition for permission to appeal to the Fifth Circuit.  The Fifth Circuit accepted review. On July 20, 2011, the Fifth Circuit ruled there was no public policy which precludes an anti-assignment clause from applying to post loss assignments, but the anti-assignment language must be evaluated on a policy by policy basis and unambiguously express that the non-assignment clause applies to post-loss assignments. In October 2011, the United States District Court for the Eastern District of Louisiana denied the State’s motion to remand to state court. The Road Home Litigation remains pending in federal district court. The State has yet to identify the specific claims it contends are at issue in the Road Home Litigation, or the alleged deficiencies in adjusting those claims. Each individual claim at issue will require an individual analysis. A number of the claims may be subject to individual defenses. To date, there has been no discovery in the Road Home Litigation.   We anticipate the State will vigorously pursue the matter in the district court and are uncertain as to the impact a case by case analysis of claims will have on SPFIC.  An estimate of possible loss or range of loss cannot be made at this time as a result of the Fifth Circuit or federal district court's rulings in the Road Home Litigation.  SPFIC intends to vigorously defend any remaining proceedings.

SPFIC is vigorously defending a number of matters in various stages of development filed in the aftermath of Hurricane Katrina and Hurricane Rita in addition to the Road Home Litigation, including a number of individual lawsuits, which are immaterial to the Company’s financial statements.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol CIA.

Quarterly high and low closing prices per share of our Class A common stock as reported by the NYSE are shown below.

	2011		2010
Quarter Ended	High	Low	High	Low
March 31	$7.79	6.95	$7.27	5.90
June 30	7.50	6.27	7.31	6.43
September 30	7.23	6.06	7.17	6.55
December 31	9.69	5.98	7.59	6.84

Equity Security Holders

The number of stockholders on record on March 5, 2012 was as follows:

•	Class A Common Stock - 91,091
•	Class B Common Stock - 1

We have never paid cash dividends on our Class A or B common stock and do not expect to pay cash dividends in the foreseeable future.  For restrictions on our present and future ability to pay dividends, see Note 6 of the "Notes to Consolidated Financial Statements."

We did not purchase any of our equity securities during any quarter in 2009, 2010 or 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not maintain any equity compensation plans or arrangements.  Thus, we do not have any securities authorized for issuance under these types of plans, nor have we issued any options, warrants or similar instruments to purchase any of our equity securities, except for warrants issued in conjunction with the convertible preferred stock issued in 2004 and 2005.  See Note 7 of the "Notes to Consolidated Financial Statements."

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Performance Comparison

The following graph compares the change in the Company’s cumulative total stockholder return on its common stock over a five-year period.  The following graph assumes a $100 investment on December 31, 2006, and reinvestment of all dividends in each of the Company’s common shares, the New York Stock Exchange (“NYSE”) Composite and the Hemscott Group Index, a peer group of major U.S.-based insurance companies.

	2006	2007	2008	2009	2010	2011

Citizens, Inc.	100.00	83.79	146.97	98.94	112.88	146.82
NYSE Composite	100.00	108.87	66.13	84.83	96.19	92.50
Peer Group	100.00	119.91	70.83	141.71	189.36	205.29

The peer group index weights individual company returns for stock market capitalization. The companies included in the peer group index are shown in the following table.

Aegon NV	Great Eastern Holdings Limited	Phoenix Companies, Inc.
Allianz SE	Imperial Holdings, Inc.	Presidential Life Corp.
American Equity Investment Life Holding	Independence Holding Co.	Protective Life Corp.
American National Ins. Co.	ING Groep NV	Prudential Financial, Inc.
Atlantic American Corp.	Investors Heritage Capital Corp.	Prudential PLC
Aviva PLC	Kansas City Life Ins. Co.	Reins Group of America, Inc.
AXA	Legal & General Group PLC	Standard Life PLC
China Life Ins Co. Limited	Life Partners Holdings, Inc.	Sun Life Financial, Inc.
Citizens, Inc.	Lincoln National Corp.	Symetra Financial Corp.
Delphi Financial Group, Inc.	Manulife Financial Corp.	Torchmark Corp.
FBL Financial Group, Inc.	Metlife, Inc.	UTG, Inc.
Genworth Financial, Inc.	National Western Life Ins. Co.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 6.    SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company.  This should be read in conjunction with Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8.  "Financial Statements and Supplementary Data" of this Form 10-K.

	Years ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)

Operating items
Insurance premiums	$161,395	152,052	147,280	141,297	136,748
Net investment income	30,956	30,077	29,602	30,478	30,743
Realized investment gains (losses)	765	8,012	8,040	(23,812)	(94)
Change in fair value of warrants	1,136	232	3,154	(2,662)	828
Total revenues	195,013	191,181	188,980	146,673	169,637
Net income (loss)	8,375	15,511	17,340	(15,707)	16,557
Balance sheet data
Total assets	1,091,270	986,506	927,326	832,276	787,909
Total liabilities	835,585	758,872	711,251	653,022	597,532
Total stockholders' equity	255,685	227,634	216,075	171,541	176,157
Life insurance in force	5,244,200	5,115,662	4,997,043	4,666,848	4,538,202
Per share data
Book value per share	5.12	4.58	4.35	3.68	4.00
Basic and diluted earnings (loss) per Class A share	0.17	0.32	0.31	(0.42)	0.35

See Item 1.  "Business" and Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations," for information that may affect the comparability of the financial data contained in the above table.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of the Company.  It is intended to be a discussion of certain key financial information regarding the Company and should be read in conjunction with the Consolidated Financial Statements and related Notes to this report on Form 10-K.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Profitability of our insurance operations depends heavily upon the Company’s underwriting discipline, as we seek to manage exposure to loss through favorable risk selection and diversification, management of claims, use of reinsurance, the size of our in force block, actual mortality and morbidity experience, and our ability to manage our expense ratio, which we accomplish through economies of scale and management of acquisition costs and other underwriting expenses.

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

The investment return, or yield, on invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before benefits are paid.  The majority of the Company’s invested assets have been held in available-for-sale and held-to-maturity securities, primarily in asset classes of corporate bonds, municipal bonds, and government obligation bonds.

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

Current Financial Highlights

Our assets grew from $986.5 million as of December 31, 2010, to $1.1 billion as of December 31, 2011.  Total stockholders' equity increased from $227.6 million at December 31, 2010, to $255.7 million at December 31, 2011.

•	Insurance premiums rose 6.1% and 3.2% in 2011 and 2010, primarily from sales in our life insurance segment, which increased $8.2 million from amounts reported in 2010.

•
Net investment income increased 2.9% for 2011 and was flat in 2010 and 2009.  The average yield on the consolidated investment portfolio has declined significantly the last three years from a yield of 4.75% in 2009 down to 4.32% in 2010 and to 4.03% in 2011.  The increase in the investment asset balances due to premium revenue growth was sufficient to offset the lower yield in the declining rate environment and resulted in an increase in net investment income.

•
Realized net investment gains in the past three years resulted primarily from sales of securities that had been previously impaired due to declines in market values.  These gains were partially offset by other-than-temporary impairments that were recorded in 2011, 2010 and 2009 of $631,000, $27,000 and $296,000, respectively, reported as realized losses.

•	Claims and surrenders expense decreased 1.6% from the comparable period in 2010 as a result of favorable development.

Life Insurance.  For over thirty years, CICA and its predecessors have accepted policy applications from foreign nationals for U.S. Dollar-denominated ordinary whole life insurance and endowment policies.  We make our insurance products available using third-party marketing organizations and independent marketing consultants.

Endowment product sales have been on the rise and represented approximately 80% of new sales.  The Company offers a ten, fifteen and twenty year endowment and our top selling endowment is a product that matures at age sixty-five.  We also introduced a new product in the current year that is an endowment at age eighteen with a payout over four or five years.  We have had limited sales to date, but we anticipate this product will be well received in our international markets.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Through the domestic market of our Life Insurance segment, we provide ordinary whole life, credit life insurance, and final expense policies to middle and lower income families and individuals in certain markets in the mid-west and southern U.S.  The majority of our domestic revenues are the result of acquisitions of domestic life insurance companies since 1987.

Home Service Insurance.  We provide final expense ordinary life insurance to middle and lower income individuals in Louisiana, Mississippi and Arkansas.  Our policies in this segment are sold and serviced through a home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders, and through networks of funeral homes that collect premiums and provide personal policyholder service.

Economic and Insurance Industry Developments

Significant economic issues impacting our business and industry currently and into the future are discussed below.

•
It is predicted that the interest rate environment will remain low for the foreseeable future, which translates into lower profit margins for insurers.  We have been impacted by the historically low interest rate environment over the past several years as our fixed income investment portfolio, primarily invested in callable securities, has been reinvested at lower yields during this declining interest rate environment.  The Company’s conservative investment strategy has not changed, but it has been a challenging investment time, as large amounts of calls resulted in significant cash balances to be reinvested.  The Company experienced some delays in reinvesting the funds as suitable bonds meeting our target characteristics of investment grade and yield parameters were identified.  Our investment earnings also impact the reserve and Deferred Acquisition Costs (“DAC”) balances, as assumptions are used in the development of the balances.  Due to the recent decline in investment yields on our portfolio, our projection of long-term investment returns has declined.  This has resulted in increasing the reserves on policies issued in the current year, as well as reducing the DAC asset.

•
As an increasing percentage of the world population reaches retirement age, we believe we will benefit from increased demand for living products rather than death products, as aging baby boomers will require cash accumulation to pay expenses to meet their lifetime needs.  Our ordinary life products are designed to accumulate cash values to provide for living expenses in a policy owner's later years, while continuously providing a death benefit.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Recent Acquisitions

In 2008, the Company acquired Ozark National Life Insurance Company (“ONLIC”), an Arkansas domiciled life company.  This entity provided an Arkansas field force of home service agents and funeral homes selling pre-need and final expense policies and was merged into SPLIC as of October 1, 2009, and is included in the Home Service segment.  In the first quarter of 2009, the Company completed its acquisition of Integrity Capital Corporation ("ICC").  ICC is the parent of Integrity Capital Insurance Company ("ICIC"), an Indiana life insurance company.  Both ICC and ICIC were merged into CICA effective April 1, 2011.

On August 1, 2011, SPLIC entered into assumption reinsurance agreements with Escude Life Insurance Company in Rehabilitation, and Benton Life Insurance Company in Rehabilitation. At the time the agreements were executed, both companies were under receivership with the Louisiana Department of Insurance.  In total, SPLIC assumed approximately $4.5 million in reserve liabilities and received approximately $4.6 million in cash, with a minimal reinsurance ceding commission being paid.  These transactions are accounted for under business combination accounting and are not deemed material.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of Segment Operations and financial results by segment.

Revenues

Insurance revenues are primarily generated from premium revenues and investment income.  In addition, realized gains and losses on investment holdings can significantly impact revenues from year to year.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues:
Premiums:
Life insurance	$154,778	145,665	141,001
Accident and health insurance	1,561	1,577	1,531
Property insurance	5,056	4,810	4,748
Net investment income	30,956	30,077	29,602
Realized investment gains, net	765	8,012	8,040
Decrease in fair value of warrants	1,136	232	3,154
Other income	761	808	904
Total revenues	195,013	191,181	188,980
Exclude decrease in fair value of warrants	(1,136)	(232)	(3,154)

Total revenues excluding fair value adjustments of warrants outstanding	$193,877	190,949	185,826

Premium Income.  Premium income derived from life, accident and health, and property insurance sales, increased 6.1% during 2011.  The increase resulted primarily from renewal premiums, which totaled $135.1 million, $127.1 million and $123.2 million in 2011, 2010 and 2009, respectively.  Endowment sales represent a significant portion of new business sales internationally, as these products have gained in popularity over the past several years.  In addition, most of our life insurance policies contain a policy loan provision, which allows the policyholder to use cash value of a policy to pay premiums.  The policy loan asset balance increased 9.8% year over year.

Net Investment Income.  Net investment income increased to $31.0 million in 2011 compared to $30.1 million in 2010, despite a decline in the yield on investments as we experienced higher average invested assets as a result of investment of new premium revenue.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Net investment income performance is summarized as follows.

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except for %)

Net investment income	$30,956	30,077	29,602
Average invested assets, at amortized cost	767,359	696,134	622,699
Yield on average invested assets	4.03%	4.32%	4.75%

Yields on invested assets vary between segment operations due to different portfolio mixes in the segments.  The life segment invests more in U.S. government securities while the home service segment has a larger concentration in the corporate and municipal sectors.

We have traditionally invested in fixed maturity securities with a large percent held in callable issues.  Over the past three years, we have experienced significant call activity related to fixed maturity security holdings due to the historically low interest rate environment.  As these call proceeds were invested into lower yielding securities, the yield on the portfolio has declined.  The recent declines in yield rates appear to be leveling off as the reinvestment of calls is resulting in a lesser impact relative to yield changes.  If market interest rates begin to rise, our call risk would diminish and our portfolio yield will rise over time, as new money investments would be made at higher rates.

Investment income from fixed maturity securities accounted for approximately 84.2% of total investment income for the year ended December 31, 2011.  We continue to hold investments in bonds of U.S. Government-sponsored enterprises, such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), which comprised 42.7% of the total fixed maturity portfolio based on amortized cost at December 31, 2011.  We have increased our investment purchases of corporate and municipal securities over the past year, focusing on utility service sectors in these security categories.  In addition, we have reinvested proceeds from bond calls totaling $31.5 million into equity securities related to bond mutual funds during the year.  These securities offer a competitive yield with a shorter duration.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Gross investment income:
Fixed maturity securities	$26,606	26,829	25,921
Equity securities	1,534	713	1,056
Mortgage loans	99	101	50
Policy loans	3,024	2,704	2,444
Long-term investments	225	246	465
Other	122	207	507
Total investment income	31,610	30,800	30,443
Less investment expenses	(654)	(723)	(841)
Net investment income	$30,956	30,077	29,602

Lower investment income from fixed maturity investments for the year resulted from declining yields, as previously noted.  The increase in earnings on asset balances of fixed maturity and equity securities from new money investments is offsetting the yield decline for the year.  In addition, the increase in the policy loans asset balance, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.  Other investment income for the year ended December 31, 2009 included a legal settlement of $0.2 million in connection with a defaulted bond investment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Realized Gains (Losses) on Investments.  In 2011, 2010 and 2009, the Company sold equity mutual funds, which were previously impaired, and realized gains of $1.3 million, $6.4 million and $4.9 million, respectively.

Realized investment gains (losses) are as follows.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Realized investment gains (losses):
Sales, calls and maturities
Fixed maturities	$119	753	2,705
Equity securities	1,259	7,343	5,292
Property and equipment	2	(8)	323
Other long-term investments	16	(49)	16
Net realized investment gains	1,396	8,039	8,336
Other-than-temporary impairments ("OTTI"):
Fixed maturities	(70)	(27)	(103)
Equity securities	-	-	(193)
Other long-term investments	(561)	-	-
Realized losses on OTTI	(631)	(27)	(296)
Net realized investment gains (losses)	$765	8,012	8,040

Included in net realized investment gains and losses are OTTI on investments.  We recorded an OTTI write-down in 2011 of $70,000 related to one American Airlines (“AMR”) debt security holding that had a maturity date in 2012.  AMR declared bankruptcy in November of 2011.  We also recorded an impairment in 2011 of $0.6 million related to an investment property that was acquired as part of the ONLIC acquisition in 2008.  A current appraisal reflected a declining value of this Arkansas office building from the fair value at acquisition.  In 2010, one security that had been previously impaired was written down with a charge to income of $27,000.  In 2009, the Company recorded $0.3 million in realized losses related to impairments due to market declines related to issuer credit deterioration.

Decrease in Fair Value of Warrants.  The market value of our Class A common stock increased in 2011 and decreased during 2010 and 2009.  We recognized a gain on the decrease in fair value of warrants of $1.1 million, $0.2 million and $3.2 million in 2011, 2010 and 2009, respectively.  The gains in 2010 and 2009 were directly related to the decrease in the price of our Class A common stock; however, the 2011 gain was the result of the significant decrease in the number of warrants outstanding due to expirations and exercises.  The total number of warrants outstanding as of December 31, 2011 was 169,482 and was 1,201,440 in 2010 and 2009.  The warrant liability is calculated using the Black-Scholes option pricing model, which projects the future value of the warrants when they expire.  Current accounting standards require the change in the value of the warrant liability be recorded as a component of revenues.  When the liability increases we incur a loss, and when the liability decreases we recognize income.  The warrant liability is not anticipated to have an effect on the Company's cash flows, as the Company expects the warrants will either be exercised and converted into our Class A common stock in 2012, at the election of the warrant holders, or expire.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Benefits and Expenses

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$60,056	61,038	59,988
Increase in future policy benefit reserves	58,264	46,420	40,790
Policyholders' dividends	8,072	7,485	6,680
Total insurance benefits paid or provided	126,392	114,943	107,458
Commissions	38,374	36,585	35,536
Other general expenses	26,897	27,085	28,403
Capitalization of deferred policy acquisition costs	(29,433)	(27,960)	(27,132)
Amortization of deferred policy acquisition costs	18,620	17,840	20,678
Amortization of cost of customer relationships acquired	2,998	3,058	3,431
Total benefits and expenses	$183,848	171,551	168,374

Claims and Surrenders.  As noted in the table below, claims and surrenders decreased from $61.0 million in 2010 to $60.1 million in 2011.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Death claims	$20,996	22,670	22,494
Surrender expenses	19,978	19,727	19,666
Endowment benefits	14,537	14,499	14,079
Property claims	1,986	1,578	1,590
Accident and health benefits	449	608	437
Other policy benefits	2,110	1,956	1,722
Total claims and surrenders	$60,056	61,038	59,988

•
The Company monitors death claims based upon expectations.  The claims experience was favorable in 2011, decreasing by 7.4% from 2010 recorded amounts and remained relatively consistent over the prior two years.  Additionally, 2011 results include a $0.8 million incurred but not reported release of liability related to our claim expense calculation.  These values may routinely fluctuate from year to year.

•
Policy surrenders increased in 2011 and 2010 compared to 2009, but remained at a level that represents approximately 0.5% of direct ordinary whole life insurance inforce.  The increase in surrender expense is primarily related to our international business and is expected to increase over time due to the aging of this block of business.  A significant portion of surrenders relates to policies that have been in force over fifteen years and no longer have a surrender charge associated with them.  Total direct insurance inforce reported in 2011 was $4.6 billion, and in 2010 was $4.5 billion compared to $4.4 billion in 2009.

•
Endowment benefits increased in each of the last three years.  We have a series of international policies that carry an immediate endowment benefit of an amount selected by the policy owner.  These benefits have been popular in the Pacific Rim and Latin America, where the Company has experienced increased interest in our guaranteed products in recent years.  Like policy dividends, endowments are factored into the premium and, as such, the increase has no impact on profitability.  The Company expects these benefits to continue to increase as this block of business increases and persists.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

•
Property claims increased 26% to approximately $2.0 million in 2011 compared with the amount reported for 2010 and 2009, as the prior two years reflected claims reported that were lower than historical experience.

Reserves.  The change in future policy benefit reserves has increased over the past several years, primarily because of the sale of endowment products, which build reserves at a much higher rate.  Endowment sales totaled approximately $12.3 million, $9.4 million and $8.5 million in 2011, 2010 and 2009, respectively.  In addition, the low interest rate environment is impacting assumptions used in the development of reserve balances on current year issued policies, which results in an increase of reserves.

Policyholder Dividends.  Policyholder dividends have risen at a rate that corresponds with the growth rate in new international life insurance premiums.  The Company issues long duration participating policies to foreign residents that are expected to pay dividends to policyholders based upon actual experience.  Policyholder dividends are factored into the premiums and have no impact on profitability.

Commissions.  Commission expense fluctuates in a direct relationship to new and renewal insurance premiums and has increased 4.9% in 2011 compared to 2010 as premium revenues have increased.

Other General Expenses.  Total general expenses decreased over the past several years on a consolidated basis as management has created efficiencies and improved processes.  The decrease year to year was primarily related to lower audit, legal and consulting fees, as well as employee benefit cost reductions.  We moved to a self insurance health plan for our employees in 2010 and have successfully decreased our overall benefit expenses.

We perform an expense study on an annual basis, which reflects an enterprise-wide time study, and we adjust cost allocations among entities as needed based upon this review.  In the current year, we increased expenses allocated to the Life Insurance segment and decreased expenses attributable to the Home Service segment by approximately $1.5 million.  The allocation changes are reflected in the segment operations, but do not impact total expenses.

Deferred Policy Acquisition Costs.  Capitalized deferred policy acquisition costs ("DAC") were $29.4 million, $28.0 million and $27.1 million in 2011, 2010 and 2009.  These costs will vary based upon newly issued and renewal business.  Significantly lower amounts are capitalized related to renewal business in correlation with the lower commissions paid on renewal business compared to first year.  Amortization of deferred policy acquisition costs increased in 2011 compared to 2010 amortization, as policy persistency had improved in 2010 compared to 2009, but declined in the Home Service segment in 2011, resulting in higher amortization.  In addition, the prolonged low interest rate environment impacted the assumptions used in the development of the DAC asset for new policies issued in 2011.  This resulted in a lower DAC balance and increased amortization in the current year by approximately $1.4 million.

Cost of Customer Relationships Acquired and Other Intangibles.  The 2009 higher amortization compared to 2010 and 2011 was related primarily to the ICC acquisition and greater amortization due to the increase in lapses on this new block of business.

Federal Income Tax.  Federal income tax expense was $2.8 million, $4.1 million and $3.3 million in 2011, 2010 and 2009, respectively, resulting in effective tax rates of 25.0%, 21.0% and 15.8%, respectively.  The Company established a tax valuation allowance related to other-than-temporary impairment ("OTTI") losses on its mutual funds of $6.9 million in 2008.  The establishment of the valuation allowance had the effect of increasing tax expense.  In 2009, $2.8 million of this allowance was released as a reduction of tax expense primarily due to the sale of approximately 42% of the mutual fund portfolio in 2009.  The remaining $2.5 million valuation allowance was released in 2010, as the Company sold investments at a gain that enabled it to realize the tax basis losses, thereby making the valuation allowance no longer necessary.  In addition, the fair value change related to outstanding warrants of $1.1 million and $0.2 million were reported as an increase in revenues in 2011 and 2010, respectively, and $3.2 million in 2009, which was not taxable and also impacted the corporate tax rate.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Segment Operations

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

	Years Ended December 31,
	2011			2010
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued

Life	$362,795,290	5,921	$61,273	$347,332,137	5,359	$64,813
Home Service	194,870,735	27,289	7,141	195,013,695	26,497	7,124

These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance based on net income before federal income taxes.

	Income (Loss) Before Federal Income Taxes
	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Life Insurance	$5,782	13,909	10,472
Home Service Insurance	5,704	6,723	9,245
Other Non-Insurance Enterprises	(321)	(1,002)	889
Total	$11,165	19,630	20,606

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Life Insurance

Our Life Insurance segment primarily issues ordinary whole life insurance in U.S. Dollar-denominated amounts to foreign residents in approximately 30 countries through approximately 2,300 independent marketing consultants, and domestically through almost 300 independent marketing firms and consultants throughout the United States.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Revenue:
Premiums	$118,205	109,985	105,997
Net investment income	17,258	16,523	16,667
Realized investment gains, net	1,347	6,590	1,100
Other income	526	650	340
Total revenue	137,336	133,748	124,104
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	40,525	41,040	41,277
Increase in future policy benefit reserves	54,310	42,619	36,043
Policyholders' dividends	8,004	7,414	6,594
Total insurance benefits paid or provided	102,839	91,073	83,914
Commissions	23,482	21,899	21,146
Other general expenses	11,847	10,975	10,195
Capitalization of deferred policy acquisition costs	(23,254)	(21,398)	(20,975)
Amortization of deferred policy acquisition costs	15,719	16,185	17,861
Amortization of cost of customer relationships acquired	921	1,105	1,491
Total benefits and expenses	131,554	119,839	113,632
Income before federal income tax expense	$5,782	13,909	10,472

Premiums.  Premium revenues increased for 2011 compared to 2010 and 2009, due to higher international renewal premiums, which have experienced strong persistency as this block of insurance ages.  First year premiums increased in the current year, reflecting improved new business production with increased sales of our endowment and whole life policies.  Sales from Colombia, Ecuador, Taiwan and Venezuela represented the majority of the first year premium increase.

Endowment sales represent a significant portion of new business sales internationally, as these products have gained in popularity over the past several years.  In addition, most of our life insurance policies contain a policy loan provision, which allows the policyholder to use cash value of a policy to pay premiums.  The policy loan asset balance increased 10.5% year over year.

Life Insurance premium breakout is detailed below.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Premiums:
First year	$17,735	16,630	16,294
Renewal	100,470	93,355	89,703
Total premium	$118,205	109,985	105,997

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The following table sets forth premiums from our international life insurance business for the periods indicated.

	Years ended December 31,
	2011		2010		2009
	(In thousands)
Country
Colombia	$20,684	19.5%	$20,555	20.9%	$22,214	23.8%
Venezuela	20,237	19.1	16,042	16.3	13,287	14.2
Taiwan	14,675	13.8	14,493	14.7	13,387	14.4
Ecuador	12,782	12.1	11,813	12.0	10,214	11.0
Argentina	8,860	8.4	8,776	8.9	8,107	8.7
Other Non-U.S.	28,800	27.1	26,768	27.2	26,036	27.9
Total	$106,038	100.0%	$98,447	100.0%	$93,245	100.0%

The following table sets forth our premiums by state from our domestic business for the periods indicated.

	Years ended December 31,
	2011		2010		2009
	(In thousands)
State
Texas	$5,046	41.5%	$4,739	41.1%	$5,083	39.9%
Indiana	1,618	13.3	1,552	13.5	1,713	13.4
Mississippi	1,048	8.6	988	8.6	1,072	8.4
Oklahoma	911	7.5	946	8.2	1,207	9.5
Missouri	800	6.6	764	6.6	838	6.6
Other States	2,744	22.5	2,549	22.0	2,839	22.2
Total	$12,167	100.0%	$11,538	100.0%	$12,752	100.0%

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded this business under a coinsurance agreement with an unaffiliated insurance company under which it assumes substantially all of our accident and health policies.  The premium amounts ceded under the coinsurance agreement in the years ended December 31, 2011, 2010, and 2009 were $4.5 million, $5.3 million and $6.3 million, respectively.

Net Investment Income.  Net investment income has been negatively impacted by the low interest rate environment, which has resulted in declining portfolio yields, as discussed in the Consolidated Results of Operations above.

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands, except for %)

Net investment income	$17,258	16,523	16,667
Average invested assets, at amortized cost	443,707	396,360	339,199
Annualized yield on average invested assets	3.89%	4.17%	4.91%

Realized Investment Gains, Net.  Realized gains of $1.3 million and $6.6 were recognized in 2011 and 2010, due primarily to disposals of previously impaired equity mutual funds.  Realized gains totaled $1.1 million in 2009 resulting from sales of available-for-sale fixed income securities, as discussed in the Consolidated Results of Operations above.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

A breakout of claims and surrender benefits is detailed below.

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)

Death claims	$6,775	7,278	7,986
Surrender expenses	17,244	17,354	17,672
Endowment benefits	14,524	14,473	14,051
Accident and health benefits	308	443	288
Other policy benefits	1,674	1,492	1,280
Total claims and surrenders	$40,525	41,040	41,277

•
Death claims expense was lower in 2011 due to fewer reported claims.  In addition, 2011 results includes a release of incurred but not reported liability related to our claim experience calculation of $0.2 million.  Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

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

Increase in Future Policy Benefit Reserves.   Policy benefit reserves in 2011 increased compared to the same periods in 2010, primarily due to increased sales of endowment products, which build up reserve balances more quickly compared to other life product sales.  Endowment sales have become more popular relative to our international clientele in the past few years.  Endowment sales totaled approximately $12.3 million, $9.4 million and $8.5 million, representing approximately 69.4%, 56.5% and 52.2% of total new first year premium in 2011, 2010 and 2009, respectively.

Policyholder Dividends.  Policyholder dividends have risen at a rate that corresponds with the growth rate in new international life insurance premiums.  The Company issues long duration participating policies to foreign residents that are expected to pay dividends to policyholders based upon actual experience.  Policyholder dividends are factored into the premiums and have no impact on profitability.

Capitalization and Amortization of Deferred Policy Acquisition Costs.  Capitalized costs increased, as commission related costs have increased in the current year compared to 2010.  Amortization of DAC decreased in the current year by 2.9% from 2010 as the Company experienced improved persistency in this segment.

Commissions.  Commission expense increase is directly related to the increase in premiums as noted above.  First year policy premiums pay a higher commission rate than renewal policy premiums.

Other General Expenses.  Current year expenses reflect an increase that results from an annual time and expense study by segment that resulted in a cost increase of $1.5 million relative to allocated expenses in the life segment.  The operating expenses increased from 2009 to 2010 due to renegotiating our agreement with Puritan Life Insurance Company of America, formerly Texas International Life Insurance Company, whereby we paid $0.2 million as well as an increase in credit card processing fees of approximately $0.2 million, as an increased number of policyholders are using our credit card payment option.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Home Service Insurance

Our Home Service Insurance segment provides pre-need and final expense ordinary life insurance and annuities to middle and lower income individuals primarily in Louisiana, Mississippi and Arkansas.  Our policies in this segment are sold and serviced through funeral homes and a home service marketing distribution system utilizing over 530 employees and independent agents.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Revenue:
Premiums	$43,190	42,067	41,283
Net investment income	12,861	13,008	12,680
Realized investment gains (losses), net	(601)	1,475	6,562
Other income	112	82	101
Total revenue	55,562	56,632	60,626
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	19,531	19,998	18,711
Increase in future policy benefit reserves	3,954	3,801	4,747
Policyholders' dividends	68	71	86
Total insurance benefits paid or provided	23,553	23,870	23,544
Commissions	14,892	14,686	14,390
Other general expenses	12,614	14,307	14,847
Capitalization of deferred policy acquisition costs	(6,179)	(6,562)	(6,157)
Amortization of deferred policy acquisition costs	2,901	1,655	2,817
Amortization of cost of customer relationships acquired	2,077	1,953	1,940
Total benefits and expenses	49,858	49,909	51,381
Income before federal income tax expense	$5,704	6,723	9,245

Premiums.  The premium increases were due to enhanced marketing efforts to promote the Home Service segment, as well as a SPFIC rate increase of approximately 5.8% that became effective January 1, 2011.

The following table sets forth our premiums by state for the periods indicated.

	Years ended December 31,
	2011		2010		2009
	(In thousands)
State
Louisiana	$39,972	92.5%	$38,817	92.2%	$37,716	91.4%
Arkansas	1,869	4.3	1,837	4.4	2,048	5.0
Mississippi	370	0.9	334	0.8	329	0.8
Other States	979	2.3	1,079	2.6	1,190	2.8
Total	$43,190	100.0%	$42,067	100.0%	$41,283	100.0%

Net Investment Income.  Net investment income has been negatively impacted by the low interest rate environment, which has resulted in declining portfolio yields as discussed in the Consolidated Results of Operations above.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Net investment income for our home service insurance segment is summarized as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands, except for %)

Net investment income	$12,861	13,008	12,680
Average invested assets, at amortized cost	287,833	279,682	269,052
Annualized yield on average invested assets	4.47%	4.65%	4.71%

Realized Investment Gains (Losses), Net.  Net realized losses of $0.6 million in 2011 are due primarily from an OTTI on one American Airlines debt security that totaled $70,000 due to the issuer filing bankruptcy, and a write-down of approximately $0.5 million related to investment real estate for an office building in Arkansas.  We obtained an appraisal in 2011 that reflected a loss in fair value.  Gains of $1.5 million in 2010 related primarily to sales of below investment grade securities that were added to the portfolio as part of an acquisition and had been previously impaired.  Gains reported in 2009 totaled $6.6 million, which related primarily to sales of equity mutual funds that had been previously impaired. Impairments of $0.3 million were recorded in 2009 due to further declines in fair values relating to credit issues.

Claims and Surrenders.  A breakout of claims and surrender benefits is detailed below.

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)

Death claims	$14,221	15,392	14,508
Surrender expenses	2,734	2,374	1,994
Endowment benefits	13	26	28
Property claims	1,986	1,578	1,590
Accident and health benefits	141	165	149
Other policy benefits	436	463	442
Total claims and surrenders	$19,531	19,998	18,711

•
Death claims expense was lower in 2011 due to fewer reported claims.  In addition, 2011 results include a $0.6 million incurred but not reported release of liability related to our claim experience calculation.  Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•	Surrender benefits have increased in 2011 compared to 2010, as the Home Service block grows, and is consistent with expectations for the current economic conditions.

•	Property claims increased in 2011 compared to 2010 and 2009, as previous years reported claims were lower than historical experience.

Increase in Future Policy Benefit Reserves.  The reserves in 2009 included a decrease of $0.4 million resulting from a correction related to Ozark National Life Insurance Company, which was acquired in 2008.

Other General Expenses.  Other general expenses decreased in 2011 compared to 2010, due to an overall decrease in expenses and a reallocation of expenses that became effective January 1, 2011, which reduced the home service segment allocation  by $1.5 million and increased the life segment allocation in the current year.

Capitalization and Amortization of Deferred Policy Acquisition Costs ("DAC").  DAC capitalization is directly correlated to fluctuations in first year commissions.  Amortization in 2011 increased compared to 2010 primarily because we experienced a higher lapse rate in the current year in this segment.  We monitor lapse rates as a key component of our insurance operations.  We are not aware of any information that would indicate this higher lapse rate will continue.  Amortization in 2011 includes an adjustment that resulted in an increase of $0.3 million due to a refinement in an estimate using system generated information related to SPLIC assumptions.  Amortization reported in 2010 is impacted by an adjustment that decreased amortization by $0.3 million in that reporting period.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Other Non-Insurance Enterprises

Overall, other non-insurance operations are relatively immaterial to the consolidated results, except for the fair value adjustment related to the Company's warrants to purchase Class A common stock.  These amounts fluctuate due to the movement in our Class A common stock price and fair value calculation using the Black-Scholes valuation model.

Investments

Financial stability and the prevention of capital erosion are important investment considerations for the Company.  A primary investment goal is the conservation of assets due to the long-term nature of a significant portion of our liabilities.   The administration of our investment portfolios is handled internally, pursuant to board-approved investment guidelines, with all trading activity approved by a committee of each entity’s respective board of directors of our insurance company subsidiaries.  The guidelines used require that bonds, both government and corporate, are of high quality, investment grade and comprise a majority of the investment portfolio.  State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, mortgage loans and real estate within certain specified percentages.  The assets selected are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations.

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets.

	December 31, 2011		December 31, 2010
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)

Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$321,186	36.8%	$378,012	48.7%
Corporate	195,374	22.4	161,298	20.8
Municipal bonds (2)	216,202	24.8	101,719	13.1
Mortgage-backed (1)	8,849	1.0	14,808	2.0
Foreign governments	142	-	132	-
Total fixed maturity securities	741,753	85.0	655,969	84.6
Short-term investments	2,048	0.2	-	-
Cash and cash equivalents	33,255	3.8	49,723	6.4
Other investments:
Policy loans	39,090	4.5	35,585	4.6
Equity securities	46,137	5.3	23,304	3.0
Mortgage loans	1,557	0.2	1,489	0.2
Real estate and other long-term investments	8,644	1.0	9,348	1.2
Total cash, cash equivalents and investments	$872,484	100.0%	$775,418	100.0%

(1) Includes $8.1 million and $13.2 million of U.S. Government agencies and government-sponsored enterprise in 2011 and  2010, respectively.
(2) Includes $123.5 million and $54.0 million of securities guaranteed by third parties for the year ended December 31, 2011 and 2010, respectively.

The current year decline in U.S. government-sponsored securities is due to call activity from this sector and reinvestment into fixed maturity corporate and municipal bond categories.  The Company has increased investments in municipals primarily related to Build America taxable bonds, essential services and corporate issuer holdings in the utility sector.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

At December 31, 2011, investments in fixed maturity and equity securities were 90.3% of our total cash, and cash equivalents and investments.  All of our fixed maturities were classified as either available-for-sale or held-to-maturity securities at December 31, 2011 and 2010.  We had no fixed maturity or equity securities that were classified as trading securities at December 31, 2011 or 2010.

As previously discussed, our investment portfolios have been impacted significantly by the low interest rate environment over the past several years.  The following table shows investment yields by segment operations as of December 31 for each year presented.

	Business Segment

Year	Life Insurance	Home Service	Consolidated

2011	3.89%	4.47%	4.03%
2010	4.17%	4.65%	4.32%
2009	4.91%	4.71%	4.75%

Yields on investment assets vary between segment operations due to different portfolio mixes in the segments.  The life segment invests more in U.S. Government securities while the home service segment has a larger concentration in the corporate and municipal sectors.  The following table shows the breakdown between segments by investment bond category based on amortized cost.

	Year Ended December 31, 2011

Fixed Maturity Category	Life Insurance	Home Service	Other Non- Insurance Enterprises	Consolidated
	(In thousands)

U.S. Treasury and U.S. Government-sponsored	$220,405	86,376	7,542	314,323
Corporate	81,982	89,416	10,893	182,291
Municipal bonds	99,422	91,089	16,807	207,318
Mortgage-backed	836	7,436	-	8,272
Foreign governments	105	-	-	105
Total fixed maturity securities	$402,750	274,317	35,242	712,309

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value.

	December 31, 2011		December 31, 2010
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)

AAA	$46,663	6.3%	$428,194	65.3%
AA	482,869	65.1	59,454	9.1
A	99,266	13.4	73,341	11.2
BBB	95,558	12.9	84,489	12.9
BB and other	17,397	2.3	10,491	1.5
Totals	$741,753	100.0%	$655,969	100.0%

The significant change from fixed maturity securities held in AAA and AA ratings is due to the credit quality downgrade of the U.S. Government by Standard & Poor's during the third quarter of 2011.  This resulted in 193 securities with a carrying value totaling approximately $306.1 million as of December 31, 2011, moving from the AAA rating category into the AA category for the 2011 reporting period.

In addition, the Company made new investments in the AA credit category of taxable municipals and corporate bonds, primarily public utility issuers with an average maturity of seven years.  The increase in non-investment grade securities was due to downgrades of issuers in the current period, as the Company does not purchase below investment grade securities.

As of December 31, 2011, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	December 31, 2011
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Cost
	(In thousands, except percentages)

AAA	$19,477	17,890	9,294	8,855	-	-	28,771	26,745	12.9%
AA	52,377	48,960	87,580	82,260	5,954	5,580	145,911	136,800	66.0
A	3,704	3,773	29,355	28,494	-	-	33,059	32,267	15.6
BBB	517	516	4,498	4,754	1,016	1,045	6,031	6,315	3.0
BB and other	-	-	4,287	5,191	-	-	4,287	5,191	2.5
Total	$76,075	71,139	135,014	129,554	6,970	6,625	218,059	207,318	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Municipals shown excluding third party guarantees

	December 31, 2011
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Cost
	(In thousands, except percentages)

AAA	$3,269	3,231	7,704	7,347	-	-	10,973	10,578	5.1%
AA	49,164	45,900	64,153	60,120	5,954	5,580	119,270	111,600	53.7
A	10,805	10,397	53,109	50,869	-	-	63,915	61,266	29.6
BBB	517	516	5,761	6,027	1,016	1,045	7,294	7,588	3.7
BB and other	12,320	11,095	4,287	5,191	-	-	16,607	16,286	7.9
Total	$76,075	71,139	135,014	129,554	6,970	6,625	218,059	207,318	100.0%

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as of December 31, 2011 as shown  in the table below.

Bond Issue Activity	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)

Public improvements	$24,331	23,312	11.2%
Refunding bonds and notes	24,829	23,864	11.4%

The tables below represent the Company’s detailed exposure of municipal holdings in Louisiana and Texas, which exceed 10% of the total municipal portfolio as of December 31, 2011.

	General Obligation		Special Revenue		Other		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(In thousands)

Louisiana securities including third party guarantees

AA	$11,891	11,215	18,008	17,228	-	-	29,899	28,443
A	782	774	13,712	13,225	-	-	14,494	13,999
BBB	517	516	4,498	4,754	1,016	1,045	6,031	6,315
BB and other	-	-	4,287	5,191	-	-	4,287	5,191
Total	$13,190	12,505	40,505	40,398	1,016	1,045	54,711	53,948

Louisiana securities excluding third party guarantees

AA	$9,564	8,975	10,944	10,530	-	-	20,508	19,505
A	3,109	3,014	19,514	18,650	-	-	22,623	21,664
BBB	517	516	5,761	6,027	1,016	1,045	7,294	7,588
BB and other	-	-	4,286	5,191	-	-	4,286	5,191
Total	$13,190	12,505	40,505	40,398	1,016	1,045	54,711	53,948

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At December 31, 2011, total holdings of municipal securities in Louisiana represented 25.1% of all municipal holdings based upon fair value.  The Company also holds 21.3% of its municipal holdings in Texas issuers.

	General Obligation		Special Revenue		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost
	(In thousands)

Texas securities including third party guarantees

AAA	$19,478	17,890	4,921	4,611	24,399	22,501
AA	7,832	7,350	9,723	9,507	17,555	16,857
A	1,333	1,318	3,258	3,289	4,591	4,607
BBB	-	-	-	-	-	-
BB and other	-	-	-	-	-	-
Total	$28,643	26,558	17,902	17,407	46,545	43,965

Texas securities excluding third party guarantees

AAA	$3,269	3,231	4,921	4,611	8,190	7,842
AA	22,212	20,321	8,605	8,402	30,817	28,723
A	2,071	1,995	4,376	4,394	6,447	6,389
BBB	-	-	-	-	-	-
BB and other	1,091	1,011	-	-	1,091	1,011
Total	$28,643	26,558	17,902	17,407	46,545	43,965

There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of December 31, 2011.

   Impairment Considerations Related to Investments in Fixed Maturity and Equity Securities

We evaluate the carrying value of our fixed maturity and equity securities at least quarterly. The Company monitors all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. The assessment of whether impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value.  The Company determines other-than-temporary impairment (“OTTI”) by reviewing all relevant evidence related to the specific security issuer as well as the Company's intent to sell the security, or if it is more likely than not that the Company would be required to sell a security before recovery of its amortized cost.

When an OTTI has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.  If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, an OTTI is recognized in earnings equal to the entire difference between the investment's cost and its fair value at the balance sheet date.  If the Company does not intend to sell the security and it is not more likely than not that the Company is required to sell the security before recovery of its amortized cost basis, the OTTI will be separated into the following:  a) the amount representing the credit loss; and b) the amount related to all other factors.  The amount of the total OTTI related to the credit loss is recognized in earnings.  The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.  The new amortized cost is not adjusted for subsequent recoveries in fair value.

The Company recorded an OTTI of $70,000 in 2011 related to one American Airlines bond holding, as the issuer filed for bankruptcy.  An additional impairment of $27,000 was recorded in 2010 to write a security down to zero carrying value.  In 2009, the Company impaired three bonds for $0.1 million and a number of common stocks totaling $0.2 million.  These 2009 impairments resulted from declines due to credit quality of the issuers and have been reflected as a realized loss in the accompanying income statement.  Based upon our emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. Government-sponsored corporations and our analysis of whether declines in fair value below cost are temporary or other-than-temporary, management believes that our investments in fixed maturity investments at December 31, 2011 were not impaired, and no additional other-than-temporary losses need to be recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Gross unrealized losses on fixed maturities available-for-sale amounted to $3.0 million as of December 31, 2011 and $13.7 million as of December 31, 2010.  This decrease in gross unrealized losses was due to an increase in the interest rate environment.  There were $0.5 million of gross unrealized losses on equity securities as of December 31, 2011.  In 2011, 2010 and 2009, the Company sold equity mutual fund holdings from the Life and Home Service segments and recorded realized gains of $1.3 million, $6.4 million and $4.9 million due to market recovery since impairment at December 31, 2008.  Information on unrealized gains and losses by category is set forth in our consolidated financial statements, Note 2 - Investments, in the "Notes to the Consolidated Financial Statements."

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

We believe we have established appropriate reinsurance coverage based upon our net retained insured liabilities compared to our surplus.

The effect of reinsurance on premiums is as follows.

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)

Direct premiums	$167,087	159,119	155,727
Reinsurance assumed	1,874	1,553	1,416
Reinsurance ceded	(7,566)	(8,620)	(9,863)
Net premiums	$161,395	152,052	147,280

Our insurance subsidiaries monitor the solvency of their reinsurers in seeking to minimize the risk of loss in the event of default by a reinsurer.  The primary reinsurers of our insurance subsidiaries are large, well-capitalized entities.

The effect of reinsurance on life insurance in force is as follows.

	For the Years Ended December 31,
	2011	2010	2009
	(In millions)

Direct written life insurance inforce	$4,559	4,452	4,432
Reinsurance assumed	1,147	1,045	928
Reinsurance ceded	(462)	(381)	(363)
Net life insurance inforce	$5,244	5,116	4,997

Virtually all of the Company's non-credit accident and health insurance has been reinsured and is administered by Puritan Life Insurance Company of America, an unaffiliated party.  The reinsurance recoverables under this agreement are collateralized by assets held in a trust for the benefit of the reinsured policies.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The Company monitors the credit ratings of our life and property reinsurers.  The ratings by A.M. Best Company range from B+ (Good) to A+ (Superior).

SPFIC has first and second event catastrophe reinsurance coverage of $10.0 million per event and a retention level of $500,000 per event.  Thus, the first $500,000 of incurred claims and any claims in excess of $10.0 million are SPFIC's responsibility.  The reinsurance premium for first event catastrophe reinsurance was $1,128,000, $1,130,000 and $1,075,000 in 2011, 2010 and 2009, respectively.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.

Our liquidity requirements are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow, and there were no liquidity issues in 2011 or 2010.  Our investments consist of 61.3% of marketable debt securities and 5.5% of equity securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $64.3 million, $60.5 million and $52.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled fixed maturity security calls, maturities, redemptions, and prepayments, which totaled $283.3 million, $387.4 million and $292.7 million in 2011, 2010 and 2009.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investment activity totaled $85.1 million, $62.1 million and $68.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The outflows from investing activities for the year ended December 31, 2011, primarily related to the investment of excess cash and cash equivalents generated from operations during 2011.  The Company's cash flows from financing activities were $4.3 million in 2011, $2.6 million in 2010 and $1.5 million in 2009.

The NAIC has established minimum capital requirements in the form of RBC.  RBC considers the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "Authorized Control Level Risk-based Capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of remedial actions by the affected company would be required.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

At December 31, 2011, all of our insurance subsidiaries were above the required minimum RBC levels.

December 31,
2011

CICA	628%
CNLIC	4,066%
SPFIC	408%
SPLIC	1,298%

In 2011 and 2010, CICA contributed 150,000 shares of Citizens, Inc. Class A common stock to CNLIC as a capital contribution due to minimum capital and surplus considerations.  The contributed shares had a fair market contributed value of $1.1 million and $1.0 million.  These shares were subsequently purchased by Citizens, Inc., the ultimate parent, for $1.2 million and $1.0 million cash in 2011 and 2010, respectively.  These transactions have been eliminated under consolidation accounting rules.

Contractual Obligations and Off-balance Sheet Arrangements

We have committed to the following contractual obligations as of December 31, 2011 with the payments due by the period indicated below:

		Less than 1			More than 5
Contractual Obligation	Total	Year	1 to 3 Years	3 to 5 Years	Years
	(In thousands)
Operating leases	$1,121	472	528	121	-
Future policy benefit reserves:
Life insurance	697,502	260	1,455	13,658	682,129
Annuities	47,060	24,617	11,034	4,757	6,652
Accident and health	5,612	5,612	-	-	-
Total future policy benefit reserves	750,174	30,489	12,489	18,415	688,781
Policy claims payable:
Life insurance	8,930	8,930	-	-	-
Accident and health	526	526	-	-	-
Casualty	564	564	-	-	-
Total policy claims payable	10,020	10,020	-	-	-
Total contractual obligations	$761,315	40,981	13,017	18,536	688,781

The payments related to the future policy benefits and policy claims payable reflected in the table above have been projected utilizing assumptions based upon our historical experience and anticipated future experience.

The Company does not have off-balance sheet arrangements at December 31, 2011 and, therefore, does not expect any future effects on the Company's financial condition related to any such arrangements.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

Parent Company Liquidity and Capital Resources

Citizens is a holding company and has had minimal operations of its own.  Our assets consist of the capital stock of our subsidiaries, cash, fixed income securities, mutual funds and investment real estate.  Accordingly, our cash flows depend upon the availability of statutorily permissible payments, primarily payments under management agreements from our two primary life insurance subsidiaries, CICA and SPLIC.  The ability to make payments is limited by applicable laws and regulations of Colorado, CICA's state of domicile, and Louisiana, SPLIC's state of domicile, which subject insurance operations to significant regulatory restrictions.  These laws and regulations require, among other things, that these insurance subsidiaries maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company.  We historically have not relied upon dividends from subsidiaries for our cash flow needs.  However, CICA and SPLIC both dividend available funds from time to time in relation to new acquisition target strategies.  CICA has contributed amounts in the form of dividends to Citizens totaling $6.8 million, $9.3 million and $10.5 million in 2011, 2010 and 2009, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Additionally, a substantial portion of our international policyholders invest their policy cash dividends and benefits in our Class A common stock through our Stock Investment Plan (the “Plan”).  Once a policyholder elects to participate in the Plan, their policy benefits can be used to purchase Citizens Class A common stock.  In addition, our existing holders of Class A common stock, our employees and our independent consultants are eligible to participate in the Plan.  In 2011, 3,150,043 shares were purchased in the open market under the Plan and 1,131,196 shares were sold in the open market under the Plan.  If fewer policyholders elect to participate in the Plan, or if our international premium collections were to decrease as a result of regulatory or marketing impediments, the trading volume of our Class A common stock may decline from its present levels.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Management considers an accounting estimate to be critical if: (1) it requires assumptions to be made that were uncertain at the time the estimate was made; and (2) changes in the estimate, or different estimates that could have been selected, could have a material effect on our consolidated results of operations or financial condition.  While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available.  Actual results may differ significantly.  Additionally, changes in our assumptions, estimates or assessments as a result of unforeseen events or otherwise could have a material impact on our financial position or results of operations.

Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the disclosure presented below relating to them.  See Footnote No. 1, “Summary of Significant Accounting Policies,” of the Notes to our Financial Statements for further information on our critical accounting policies.

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

We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the "lock-in concept”) unless a premium deficiency exists.  Management monitors these assumptions and has determined that a premium deficiency did not exist as of December 31, 2011.  Management believes that our policy liabilities and increase in future policy benefit reserves as of the years ended December 31, 2011, 2010 and 2009 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision.

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

Inherent in the capitalization and amortization of deferred policy acquisition costs are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization.  Approximately 90% of our capitalized deferred acquisition costs are attributed to first year excess commissions.  The remaining 10% are attributed to costs that vary with and are directly related to the acquisition of new insurance business.  Those costs generally include costs related to the production, underwriting and issuance of new business.

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 30 years.  The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions.  The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period.  The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs.  Management believes that our deferred policy acquisition costs and related amortization for the years ended December 31, 2011, 2010 and 2009 limits the amount of deferred costs to its estimated realizable value.  This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next thirty years.  The CCRA is then evaluated utilizing reasonable assumptions.  Management believes our CCRA and related amortization is recoverable for the years ended December 31, 2011, 2010 and 2009.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Management's determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, peer company price to earnings multiples, the level of the Company's Class A common stock price and assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.

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

If management determines that an investment experienced an OTTI, management must then determine the amount of OTTI to be recognized in earnings.  If management does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment.  If management intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date.  Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders' equity) and not recognized in income until the security is ultimately sold.

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

Tax Accounting

A deferred tax asset or deferred tax liability is recorded only if a determination is made that it is more-likely-than-not that the tax treatment on which the deferred tax item depends will be sustained in the event of an audit.  These determinations inherently involve management's judgment.  In addition, the Company must record a tax valuation allowance with respect to deferred tax assets if it is more-likely-than-not that the tax benefit will not be realized.  This valuation allowance is in essence a contra account to the deferred tax asset.  Management must determine the portion of the deferred tax asset and resulting tax benefit that may not be realized based upon judgment of expected outcomes.  Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record a valuation allowance in future reporting periods.  Such a charge could have a material adverse effect on our results of operations, financial condition and capital position.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The following table summarizes net unrealized gains and losses for the periods indicated.

	December 31, 2011			December 31, 2010
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)

Fixed maturities, available-for-sale	$484,809	514,253	29,444	578,412	575,737	(2,675)
Fixed maturities, held-to-maturity	227,500	230,093	2,593	80,232	79,103	(1,129)
Total fixed maturities	$712,309	744,346	32,037	658,644	654,840	(3,804)
Total equity securities	$45,599	46,137	538	19,844	23,304	3,460

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised over 89.7% of our cash and investment portfolio as of December 31, 2011.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturities investments include U.S. Government-sponsored corporations, U.S. Government bonds, securities issued by government agencies, state and municipal bonds, and corporate bonds.  Approximately 41.4% of the fixed maturities we owned at market value on December 31, 2011 are instruments of U.S. Government-sponsored enterprises, or are backed by U.S. Government agencies.

To manage interest risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity on an annual basis with respect to our fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The Company performed an analysis of fair values changes using assumed 100 basis point upward shifts in interest rates, noting that the fair value of our fixed maturity investment portfolio of $744.3 million would decrease approximately $36 million to a fair value of $708 million upon a 100 basis point increase.  The following table shows the effects on the fair values of our fixed maturity investments based upon these scenarios.

	Fair Values of Fixed Maturity Investments Changes in Interest Rates in Basis Points

	0	+100	+200	+300
	(In thousands)

Assumed fair value	$744,346	708,008	673,042	632,174

While the test scenarios are for illustrative purposes only and do not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term change that illustrates the potential impact of such events.  Due to the composition of our book of insurance business, we believe it is unlikely we would encounter large surrender activity due to an interest rate increase that would force us to dispose of our fixed maturities at a loss.

Our fixed maturity portfolio is exposed to call risk as a significant portion of the current holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments that we classify as trading instruments.  Approximately 69.1% of fixed maturities were held in available-for-sale and 30.9% in held-to-maturity based upon fair value at December 31, 2011.  At December 31, 2011 and 2010, we had no investments in derivative instruments, subprime loans or CDOs (collateralized debt obligations).

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 5.3% of our total investments at December 31, 2011, with 95.7% invested in diversified equity and bond mutual funds.

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

Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based upon an evaluation at the end of the period, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b) Management Report on Internal Control over Financial Reporting

Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Management assessed internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting.  The report is included in item 9A(d) of this annual report.

(c) Change in Internal Control over Financial Reporting

During 2011, there have been no changes in the Company's internal controls over financial reporting that materially affect or are reasonably likely to affect the Company's internal controls over financial reporting.

(d) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The Board of Directors and Shareholders of Citizens, Inc.:

We have audited Citizens, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Citizens, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting”.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Citizens, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011 of Citizens, Inc. and subsidiaries and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 12, 2012

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 9B.   OTHER INFORMATION

On March 12, 2012, the Company issued a news release (the "Release") reporting, among other things, results for its fourth quarter 2011 earnings.  A copy of the Release is furnished as Exhibit 99.1 to this Annual Report on Form 10-K.  Citizens also announced that is would hold a conference call to discuss its financial results at 10:00 a.m. Central Standard Time on Tuesday, March 13, 2012.

PART III

Items 10, 11, 12, 13 and 14 of this Report incorporate by reference the information in our definitive proxy material under the headings "Election of Directors and Executive Officers," "Executive Officer and Director Compensation," "Stock and Principal Stockholders," "Control of the Company," and "Principal Accounting Fees and Services," to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Citizens, Inc.:

We have audited the accompanying consolidated statements of financial position of Citizens, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011.  Our audit also included the financial statement schedules II, III, and IV under Item 15 of the Index. These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 12, 2012

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position
December 31
(In thousands)

Assets	2011	2010

Investments:
Fixed maturities available-for-sale, at fair value (cost: $484,809 and $578,412 in 2011 and 2010, respectively)	$514,253	575,737
Fixed maturities held-to-maturity, at amortized cost (fair value: $230,093 and $79,103 in 2011 and 2010, respectively)	227,500	80,232
Equity securities available-for-sale, at fair value (cost: $45,599 and $19,844 in 2011 and 2010, respectively)	46,137	23,304
Mortgage loans on real estate	1,557	1,489
Policy loans	39,090	35,585
Real estate held for investment (less $1,149 and $1,017 accumulated depreciation in 2011 and 2010, respectively)	8,539	9,200
Other long-term investments	105	148
Short-term investments	2,048	-
Total investments	839,229	725,695
Cash and cash equivalents	33,255	49,723
Accrued investment income	7,787	7,433
Reinsurance recoverable	9,562	9,729
Deferred policy acquisition costs	136,300	125,684
Cost of customer relationships acquired	27,945	31,631
Goodwill	17,160	17,160
Other intangible assets	906	1,019
Federal income tax receivable	901	1,914
Property and equipment, net	7,860	7,101
Due premiums, net (less $1,698 and $1,568 allowance for doubtful accounts in 2011 and 2010, respectively)	9,169	8,537
Prepaid expenses	396	474
Other assets	800	406
Total assets	$1,091,270	986,506

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position, Continued
December 31
(In thousands, except share amounts)

Liabilities and Stockholders' Equity

	December 31, 2011	December 31, 2010

Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$697,502	637,140
Annuities	47,060	42,096
Accident and health	5,612	5,910
Dividend accumulations	10,601	9,498
Premiums paid in advance	25,291	23,675
Policy claims payable	10,020	10,540
Other policyholders' funds	8,760	8,191
Total policy liabilities	804,846	737,050
Commissions payable	2,851	2,538
Deferred federal income tax	18,055	9,410
Warrants outstanding	451	1,587
Other liabilities	9,382	8,287
Total liabilities	835,585	758,872
Commitments and contingencies (Notes 5 and 8)
Stockholders' equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 52,089,189 and 51,822,497 shares issued and outstanding 2011 and 2010, including shares in treasury of 3,135,738 in 2011 and 2010	258,548	256,703
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2011 and 2010	3,184	3,184
Accumulated deficit	(14,208)	(22,581)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	19,172	1,339
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	255,685	227,634
Total liabilities and stockholders' equity	$1,091,270	986,506

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations
For the Years ended December 31
(In thousands, except share amounts)

	2011	2010	2009
Revenues:
Premiums:
Life insurance	$154,778	145,665	141,001
Accident and health insurance	1,561	1,577	1,531
Property insurance	5,056	4,810	4,748
Net investment income	30,956	30,077	29,602
Realized investment gains, net	765	8,012	8,040
Decrease in fair value of warrants	1,136	232	3,154
Other income	761	808	904
Total revenues	195,013	191,181	188,980
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	60,056	61,038	59,988
Increase in future policy benefit reserves	58,264	46,420	40,790
Policyholders' dividends	8,072	7,485	6,680
Total insurance benefits paid or provided	126,392	114,943	107,458

Commissions	38,374	36,585	35,536
Other general expenses	26,897	27,085	28,403
Capitalization of deferred policy acquisition costs	(29,433)	(27,960)	(27,132)
Amortization of deferred policy acquisition costs	18,620	17,840	20,678
Amortization of cost of customer relationships acquired	2,998	3,058	3,431
Total benefits and expenses	183,848	171,551	168,374
Income before federal income tax expense	11,165	19,630	20,606

Federal income tax expense	2,790	4,119	3,266
Net income	$8,375	15,511	17,340
Net income applicable to common stockholders	$8,375	15,511	14,835

Per Share Amounts:
Basic and diluted earnings per share of Class A common stock	$0.17	0.32	0.31
Basic and diluted earnings per share of Class B common stock	0.08	0.16	0.15

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	Common Stock		Accumulated	Accumulated other comprehensive	Treasury	Total Stockholders'
	Class A	Class B	deficit	income (loss)	stock	equity

Balance at January 1, 2009	$240,511	3,184	(55,432)	(5,711)	(11,011)	171,541
Comprehensive income:
Net income	-	-	17,340	-	-	17,340
Unrealized investment gains (losses), net	-	-	-	11,002	-	11,002
Total comprehensive income	-	-	17,340	11,002	-	28,342
Accretion of deferred issuance costs and discounts on preferred stock	(2,289)	-	-	-	-	(2,289)
Acquisition of Integrity Capital	8,410	-	-	-	-	8,410
Preferred stock redemption	10,001	-	-	-	-	10,001
Warrants exercised	70	-	-	-	-	70
Balance at December 31, 2009	256,703	3,184	(38,092)	5,291	(11,011)	216,075
Comprehensive income (loss):
Net income	-	-	15,511	-	-	15,511
Unrealized investment gains (losses), net	-	-	-	(3,952)	-	(3,952)
Total comprehensive income (loss)	-	-	15,511	(3,952)	-	11,559
Balance at December 31, 2010	256,703	3,184	(22,581)	1,339	(11,011)	227,634
Comprehensive income:
Net income	-	-	8,375	-	-	8,375
Unrealized investment gains (losses), net	-	-	-	17,833	-	17,833
Total comprehensive income (loss)	-	-	8,375	17,833	-	26,208
Warrants exercised	1,845	-	(2)	-	-	1,843
Balance at December 31, 2011	$258,548	3,184	(14,208)	19,172	(11,011)	255,685

(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income, Continued
For the Years ended December 31, 2011, 2010 and 2009
(In thousands)

A summary of the number of shares of common stock of Class A, Class B and treasury stock issued is as follows:

	Common Stock		Treasury
	Class A	Class B	Stock

Balance at January 1, 2009	48,782	1,002	(3,136)
Stock dividends	32	-	-
Warrants exercised	10	-	-
Preferred stock redemption	1,704	-	-
Acquisition of Integrity Capital	1,294	-	-
Total stock issued in 2009	3,040	-	-
Balance at December 31, 2009	51,822	1,002	(3,136)
Total stock issued in 2010	-	-	-
Balance at December 31, 2010	51,822	1,002	(3,136)
Warrants exercised	267	-	-
Balance at December 31, 2011	52,089	1,002	(3,136)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years ended December 31
(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$8,375	15,511	17,340
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments and other assets	(765)	(8,012)	(8,040)
Net deferred policy acquisition costs	(10,813)	(10,120)	(6,454)
Amortization of cost of customer relationships acquired	2,998	3,058	3,431
Decrease in fair value of warrants	(1,136)	(232)	(3,154)
Depreciation	1,057	1,048	1,171
Amortization of premiums and discounts on fixed maturities and short-term investments	4,207	4,381	2,043
Deferred federal income tax expense (benefit)	(1,835)	627	2,329
Change in:
Accrued investment income	(354)	22	15
Reinsurance recoverable	167	1,858	1,729
Due premiums and other receivables	(632)	423	47
Future policy benefit reserves	57,999	45,896	40,477
Other policyholders' liabilities	2,761	7,583	2,477
Federal income tax receivable	1,013	2,109	(1,922)
Commissions payable and other liabilities	1,408	(3,594)	(62)
Other, net	(169)	(19)	666
Net cash provided by operating activities	64,281	60,539	52,093
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	-	8,029	74,181
Maturities and calls of fixed maturities, available-for-sale	199,730	189,826	292,706
Maturities and calls of fixed maturities, held-to-maturity	83,611	197,600	-
Purchase of fixed maturities, available-for-sale	(110,356)	(396,188)	(255,251)
Purchase of fixed maturities, held-to-maturity	(230,985)	(71,452)	(207,052)
Sale of equity securities, available-for-sale	7,504	22,822	22,745
Calls of equity securities, available-for-sale	682	243	-
Purchase of equity securities, available-for-sale	(32,504)	(9,668)	(637)
Principal payments on mortgage loans	48	45	31
Increase in policy loans, net	(3,480)	(3,489)	(3,141)
Sale of other long-term investments	5	-	241
Purchase of other long-term investments	(33)	(302)	(1,775)
Purchase of property and equipment	(1,800)	(2,064)	(960)
Sale of property and equipment	2	46	692
Maturity of short-term investments	-	2,500	2,250
Purchase of short-term investments	(2,048)	-	(2,605)
Cash acquired from acquisitions, net	-	-	9,770
Proceeds from assumption reinsurance agreement	4,550	-	-
Net cash used in investing activities	(85,074)	(62,052)	(68,805)

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

  Consolidated Statements of Cash Flows, Continued
For the Years ended December 31
(In thousands)

	2011	2010	2009
Cash flows from financing activities:
Warrants exercised	$1,843	-	70
Annuity and universal life deposits	6,380	5,775	3,990
Annuity and universal life withdrawals	(3,898)	(3,164)	(2,515)
Net cash provided by financing activities	4,325	2,611	1,545
Net increase (decrease) in cash and cash equivalents	(16,468)	1,098	(15,167)
Cash and cash equivalents at beginning of year	49,723	48,625	63,792
Cash and cash equivalents at end of year	$33,255	49,723	48,625
Supplemental Disclosure of Operating Activities
Cash paid during the year for income taxes	$3,612	1,382	2,876

Supplemental Disclosure of Non-Cash Investing Activities:

In 2011, the Company sold a parcel of real estate and issued a mortgage loan for $116,000.  In addition, on July 12, 2011, the Company made a cashless exercise of expiring warrants and issued Class A shares totaling 1,989.

In 2010, the Company sold a parcel of real estate and issued a mortgage loan for $102,000.  This same loan was foreclosed on and the real estate was transferred to the other long-term investments category in the amount of $101,000.

In 2009, the Company sold four parcels of real estate and issued mortgage loans totaling $1.2 million.

On February 27, 2009, the Company acquired Integrity Capital Corporation ("ICC") for 1,294,000 shares of Class A common stock with a fair value of $8.4 million.  CICA Life Insurance Company of America held a 13% interest in ICC prior to the acquisition with a carrying value of $551,000, making the total non-cash acquisition price approximately $9.0 million.

Supplemental Disclosures of Non-Cash Financing Activities:

Dividends on the Company's Series A-1 Convertible Preferred Stock, issued in 2004, and Series A-2 Convertible Preferred Stock, issued in 2005, were paid by the Company through the issuance of Class A common stock to the preferred shareholders in the amount of $216,000 in 2009.  Accretion of deferred issuance costs and discounts on the Convertible Preferred Stock recorded as a deduction to Class A common stock during 2009 was $2.3 million.  On July 13, 2009, the Company converted all of its outstanding Series A-1 and Series A-2 Convertible Preferred Stock into Class A common shares in accordance with the mandatory redemption provision of the preferred shareholder agreement dated July 12, 2004.  The total amount of Class A common shares issued as part of the conversion was 1,704,446, with a value of $10,001,404.

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

We provide primarily life insurance, as well as a small amount of health insurance policies, through three of our subsidiaries - CICA, SPLIC, and CNLIC.  CICA and CNLIC issue ordinary whole-life policies, burial insurance, pre-need policies, and accident and health related policies, throughout the Midwest and southern United States.  CICA also issues ordinary whole-life policies to non-U.S. residents.  SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi and SPFIC, a wholly-owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana.

CTI provides data processing systems and services, as well as furniture and equipment, to the Company.  III provides aviation transportation to the Company.

Significant Accounting Policies

Investments

Investment securities are classified as held-to-maturity, available-for-sale or trading.  Management determines the appropriate classification at the time of purchase.  The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Fixed maturity securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity.  Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized.  Fixed maturities consist primarily of bonds classified as available-for-sale or held-to-maturity.  The Company does not classify any fixed maturities as trading.  Equity securities (including non-redeemable preferred stock) are considered available-for-sale and are reported at fair value.

Unrealized appreciation (depreciation) of equity securities and fixed maturities held as available-for-sale is shown as a separate component of stockholders' equity, net of tax, and is a separate component of comprehensive income.

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment ("OTTI") exists pursuant to the accounting guidelines. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the Federal government or its agencies, by government-sponsored agencies, or whether downgrades by bond rating agencies have occurred, and reviews of the issuer’s financial condition.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

If management determines that an investment experienced an OTTI, management must then determine the amount of OTTI to be recognized in earnings.  If management does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment.  If management intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date.  Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in stockholders' equity) and not recognized in income until the security is ultimately sold.

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

The Company had cash equivalents and fixed maturities with an aggregate fair value of $10.5 million and $11.1 million at December 31, 2011 and 2010, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.

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

Deferred Policy Acquisition Costs and Cost of Customer Relationships Acquired

Acquisition costs, consisting of commissions and policy issuance, underwriting and agent convention expenses that are primarily related to and vary with the production of new and renewal business, have been deferred.  These deferred amounts, referred to as deferred policy acquisition costs ("DAC"), are recorded as an asset on the balance sheet and amortized to income in a systematic manner, based on related contract revenues or gross profits as appropriate.

Traditional life insurance and accident and health insurance acquisition costs are being amortized over the premium paying period of the related policies using assumptions consistent with those used in computing future policy benefit liabilities.  For universal life type contracts and investment contracts that include significant surrender charges or that yield significant revenues from sources other than the investment contract holders' funds, the deferred contract acquisition cost amortization is matched to the recognition of gross profit.  The effect on the DAC asset that would result from realization of unrealized gains or losses is recognized with an offset to accumulated other comprehensive income in consolidated stockholders' equity.  If an internal replacement of insurance or investment contract modification substantially changes a contract as defined in current accounting guidance, then the DAC is written off immediately through income and any new deferrable costs associated with the new replacement are deferred.  If a contract modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are immediately expensed.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

Inherent in the capitalization and amortization of deferred policy acquisition costs are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization.  Approximately 90% of our capitalized deferred acquisition costs are attributed to first year excess commissions.  The remaining 10% are attributed to costs that vary with and are directly related to the acquisition of new insurance business.  Those costs generally include costs related to the production, underwriting and issuance of new business.

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less the benefit and expense portion of premium) for the next 30 years.  The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions.  Management believes that our deferred policy acquisition costs and related amortization for the years ended December 31, 2011, 2010 and 2009 limits the amount of deferred costs to its estimated realizable value.  This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.

The components of deferred acquisition costs from year to year are summarized as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)

Balance at beginning of period	$125,684	115,570	109,114
Capitalized	29,433	27,960	27,132
Amortized	(18,620)	(17,840)	(20,678)
Effects of unrealized gains (losses)	(197)	(6)	2
Balance at end of period	$136,300	125,684	115,570

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

A recoverability test that considers, among other things, actual experience and projected future experience is   performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less the benefit and expense portion of premium) for the next thirty years.  The CCRA is then evaluated utilizing reasonable assumptions.  Management believes that our CCRA and related amortization is recoverable for the years ended December 31, 2011, 2010 and 2009.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Cost of customer relationships acquired relative to purchased blocks of insurance is summarized as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)

Balance at beginning of period	$31,631	34,728	33,805
Acquisitions	-	-	4,006
Amortization	(2,998)	(3,058)	(3,431)
Adjustment	-	-	326
Change in effects of unrealized (gains) losses on CCRA	(688)	(39)	22
Balance at end of period	$27,945	31,631	34,728

The increase in the effects of unrealized gains and losses on CCRA in 2011 is related to the increase on unrealized gains on available-for-sale securities in 2011.

Estimated amortization of cost of customer relationship acquired in each of the next five years and thereafter is as follows.  Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

Amount
(In thousands)
Year:
2012	$2,296
2013	2,114
2014	1,947
2015	1,796
2016	1,681
Thereafter	18,815
28,649
Effects of unrealized (gains) losses on CCRA	(704)
Total	$27,945

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

The Company corrected two valuation database discrepancies in 2010 that resulted in a decrease to reserves of $559,000.  There was a value per unit error related to fully paid up policies of CICA under one plan in duration twenty-one resulting in a reserve overstatement amounting to $508,000, with approximately $475,000 related to prior years, and another insurance plan of CICA where surrender charges were not properly recorded, which also overstated reserves by $51,000, with approximately $48,000 related to prior years.  The correction of these errors resulted in an increase of 2010 pre-tax income of $523,000 and $339,950 increase in net income.

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

Management's determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, peer company price to earnings multiples, the level of the Company's Class A common stock price and assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.

As of December 31, 2011, the Company had goodwill of $12.7 million allocated to the Life Insurance segment and $4.5 million allocated to the Home Service Insurance segment.  The Company completes its annual goodwill assessment for the individual reporting units within the Life Insurance segment and Home Service Insurance segment as of December 31 each year.  There was no impairment of goodwill in 2011, 2010 or 2009.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Goodwill is summarized as follows:

	Gross	Accumulated Amortization	Net
	(In thousands)

Balance at January 1, 2009	$20,755	(5,068)	15,687
Acquisition	1,238	-	1,238
Adjustments	235	-	235
Balance at December 31, 2009, 2010 and 2011	$22,228	(5,068)	17,160

Participating Policies

At December 31, 2011 and 2010, participating business approximated 59.2% and 58.7%, respectively, of direct life insurance in force.

Future policy benefits on participating policies are estimated based on net level premium reserves for death and endowment policy benefits ranging from 3% to 8%, and the cash surrender values described in such contracts.  The scaling rate used for the 2011 portfolio ranged between 3.4% up to 3.9% over 10 years and then going up to 5% at 20 years and remaining there for the duration.  Earnings and dividends on participating policies are allocated based on policies in force.

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

During 2011, the warrants associated with the Series A Preferred Stock were either exercised or expired on July 12, 2011.  Shares issued from the exercise of warrants totaled 255,216, and 1,989 shares were issued under a cashless provision in the Preferred Stock contract.  Additionally, 9,487 shares were issued from the exercise of warrants at various dates in 2011.  In 2009, we issued 1.7 million Class A common shares for the mandatory redemption of our Company Series A Preferred Stock.  Additionally, 10,000 shares of Class A common stock were issued upon one exercise of warrants.  During 2009, the Company also issued 1.3 million shares of Class A common stock for the acquisition of ICC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table sets forth the computation of basic and diluted earnings per share.

	Years ended December 31,
	2011	2010	2009
	(In thousands, except per share amount)
Basic and diluted earnings per share:
Numerator:
Net income	$8,375	15,511	17,340
Less: Preferred stock dividends	-	-	(216)
Accretion of deferred issuance costs and discounts on preferred stock	-	-	(2,289)
Net income available to common stockholders	$8,375	15,511	14,835

Net income allocated to Class A common stock	$8,290	15,353	14,680
Net income allocated to Class B common stock	85	158	155
Net income available to common stockholders	$8,375	15,511	14,835
Denominator:
Weighted average shares of Class A outstanding - basic	48,809	48,687	47,554
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002	1,002
Total weighted average shares outstanding - basic	49,811	49,689	48,556

Basic and diluted earnings per share of Class A common stock	$0.17	0.32	0.31
Basic and diluted earnings per share of Class B common stock	0.08	0.16	0.15

Certain warrants associated with our Convertible Preferred Stock became dilutive.  As a result, the diluted weighted average shares of Class A common stock outstanding for 2011, 2010 and 2009 were 48,813,000, 48,688,000 and 47,556,000, respectively.  Total diluted weighted average shares were 49,814,000, 49,690,000 and 48,558,000 for the same years.  Diluted earnings per Class A share were unchanged from basic of $0.17, $0.32 and $0.31 for 2011, 2010 and 2009, respectively.

The Series A-1 and A-2 Convertible Preferred Stock that was outstanding during 2009 was anti-dilutive because the amount of the dividend and accretion of deferred issuance costs and discounts for the year ended December 31, 2009 per Class A common stock share obtainable on conversion exceed basic income per share available to common stockholders.

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

A deferred tax asset is recorded only if a determination is made that it is more-likely-than-not that the tax treatment on which the deferred tax asset depends will be sustained in the event of an audit.  These determinations inherently involve management's judgment.  In addition, the Company must record a tax valuation allowance with respect to deferred tax assets if it is more-likely-than-not that the tax benefit will not be realized.  This valuation allowance is in essence a contra account to the deferred tax asset.  Management must determine the portion of the deferred tax asset and resulting tax benefit that may not be realized based upon judgment of expected outcomes.  Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods.  Such a charge could have a material adverse effect on our results of operations, financial condition and capital position.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The table below details the Company's tax valuation allowance in deferred income taxes payable.

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)

Valuation Allowance:
Balance at beginning of period	$-	(2,462)	(7,704)
Tax benefit in income tax expense	-	2,462	2,795
Tax benefit in other comprehensive income	-	-	2,701
Adjustment to goodwill	-	-	(254)
Balance at end of period	$-	-	(2,462)

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

Following is a summary of property and equipment.

	For the Years Ended December 31,
	2011	2010
	(In thousands)

Property and equipment:
Home office, land and buildings	$9,309	8,136
Furniture and equipment	2,464	2,216
Electronic data processing equipment	3,726	3,687
Automobiles and marine assets	382	356
Airplane	3,282	3,282
Total property and equipment	19,163	17,677
Accumulated depreciation	(11,303)	(10,576)
Balance at end of period	$7,860	7,101

Reinsurance Recoverable

Reinsurance recoverable includes expected reimbursements for policyholder claim amounts in excess of the Company's retention, as well as profit sharing and experience refund accruals.  Reinsurance recoverable is reduced for estimated uncollectible amounts, if any.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Short-term Investments

The Company considers investments maturing within one year at acquisition as short-term. These securities are carried at amortized cost, which approximates market value.

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

Reserving assumptions are reviewed to ensure our original assumptions at the time of policy issuance that related to interest, mortality, withdrawals, and settlement expenses are based upon management’s best judgment.  The Company revised assumptions used in the development of reserve and DAC balances to reflect the assumed decline in the long-term investment rate during the last quarter of 2011.  The adjustment resulted in an increase to reserves of approximately $0.8 million and a decrease in the DAC asset of approximately $1.4 million.

Reclassifications

Certain amounts presented in prior years have been reclassified to conform to the current presentation.  No individual amounts were material.

Accounting Pronouncements

Accounting Standards Not Yet Adopted

In October 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2010-26, which modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The guidance specifies that the costs must be based on successful efforts.  The guidance also specifies that advertising costs should be included as deferred acquisition costs only when the direct-response advertising accounting criteria are met.  If application of the guidance would result in the capitalization of acquisition costs that had not been capitalized prior to adoption, the entity may elect not to capitalize those additional costs.  The new guidance is effective for reporting periods beginning after December 15, 2011, and should be applied prospectively, with retrospective application permitted.  The Company adopted this standard on January 1, 2012, with a retrospective application.  The financial impact is currently estimated to result in a reduction in the DAC asset upon implementation between $10.0 million and $13.0 million as a retrospective adjustment to beginning of year retained earnings at the date of adoption, and an estimated increase in pre-tax earnings of $0.5 million to $1.0 million.

In June 2011, the FASB amended ASU No. 2011-05 on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial statements.

ASU No. 2011-04, “Fair Value Measurement ("Topic 820") – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Accounting Standards Update No. 2011-08 – “Intangibles - Goodwill and Other (Topic 350):  Testing Goodwill for Impairment” (“ASU No. 2011-08”).  This standard amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  This standard is effective for fiscal years beginning after December 15, 2011.  The adoption of this update is not expected to have a material impact on our financial statements.

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

Health Care Reform

The Company has assessed, based upon the information available, the Affordable Care Act, as passed by the U.S. Congress in the first quarter of 2010.  The Company has considered its medical and dental plans provided for employees and agents.  While the Company will incur additional costs associated with the implementation of this Act, it does not believe these costs or ongoing costs associated with this Act will have a material impact to the consolidated financial statements.  The Company does not provide a separate prescription drug plan to its retirees.  In addition, the Company does not sell any medical insurance or prescription drug coverage.  However, the Company does sell dental insurance but believes the impact of this Act is immaterial to these products.  The Company will continue to assess the information contained in this Act as additional guidance becomes available and as additional implications are understood or clarified.

Financial Reform

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the “Financial Reform Act”) was enacted.  The Financial Reform act includes a provision to establish a Federal Insurance Office with the primary purpose of collecting information to better understand insurance issues at the federal level and to monitor the extent to which traditional underserved communities and consumers, minorities and low and moderate income persons have access to affordable insurance products.  The Financial Reform Act also contains provisions affecting financial institutions, credit rating agencies and other commercial and consumer businesses.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 2:	Investments

The Company invests primarily in fixed maturity securities, which totaled 85.0% of total investments and cash and cash equivalents at December 31, 2011.  Holdings in high quality fixed maturity securities rated A or higher by Standard & Poor's, Inc. totaled 84.8% of investment holdings in this category, reflecting the conservative investment philosophy of the Company.

	December 31, 2011		December 31, 2010
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)

Fixed maturity securities	$741,753	85.0	$655,969	84.6
Equity securities	46,137	5.3	23,304	3.0
Mortgage loans	1,557	0.2	1,489	0.2
Policy loans	39,090	4.5	35,585	4.6
Real estate and other long-term investments	8,644	1.0	9,348	1.2
Short-term investments	2,048	0.2	-	-
Cash and cash equivalents	33,255	3.8	49,723	6.4
Total cash, cash equivlents and investments	$872,484	100.0	$775,418	100.0

During 2011, we reinvested $31.5 million of fixed maturity bond proceeds from calls and prepayments into bond mutual funds.  This change in investment strategy to diversify a small percentage of holdings into highly-rated bond funds to gain a shorter duration with an attractive yield is reflected in the increase of equity holdings to 5.3%.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The cost, gross unrealized gains and losses and fair value of investments in fixed maturities and equity securities, as of December 31, 2011 and 2010, are as follows.

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$10,228	3,730	-	13,958
U.S. Government-sponsored enterprises	143,684	3,198	65	146,817
States of the United States and political subdivisions of the states	151,058	10,275	1,391	159,942
Foreign governments	105	37	-	142
Corporate	171,462	14,576	1,493	184,545
Securities not due at a single maturity date	8,272	585	8	8,849
Total available-for-sale securities	484,809	32,401	2,957	514,253

Held-to-maturity securities:
U.S. Government-sponsored enterprises	160,411	742	12	161,141
States of the United States and political subdivisions of the states	56,260	1,941	84	58,117
Corporate	10,829	49	43	10,835
Total held-to-maturity securities	227,500	2,732	139	230,093
Total fixed maturity securities	$712,309	35,133	3,096	744,346

Equity securities:
Stock mutual funds	$12,686	415	376	12,725
Bond mutual funds	31,504	27	117	31,414
Common stock	17	7	-	24
Preferred stock	1,392	582	-	1,974
Total equity securities	$45,599	1,031	493	46,137

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$10,908	1,917	-	12,825
U.S. Government-sponsored enterprises	290,904	441	6,390	284,955
States of the United States and political subdivisions of the states	107,214	539	6,034	101,719
Foreign governments	106	26	-	132
Corporate	155,277	7,237	1,216	161,298
Securities not due at a single maturity date	14,003	833	28	14,808
Total available-for-sale securities	578,412	10,993	13,668	575,737

Held-to-maturity securities:
U.S. Government-sponsored enterprises	80,232	272	1,401	79,103
Total fixed maturity securities	$658,644	11,265	15,069	654,840

Equity securities:
Stock mutual funds	$17,931	2,566	19	20,478
Common stock	17	29	-	46
Preferred stock	1,896	884	-	2,780
Total equity securities	$19,844	3,479	19	23,304

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

For investments of available-for-sale fixed maturities that have unrealized losses as of December 31, 2011, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows.

	December 31, 2011
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)

Fixed maturities:
Available-for-sale securities:
U.S. Government-sponsored enterprises	$-	-	-	3,718	65	2	3,718	65	2
States of the United States and political subdivisions of the states	1,965	29	4	11,777	1,362	9	13,742	1,391	13
Corporate	27,239	976	30	8,886	517	6	36,125	1,493	36
Securities not due at a single maturity date	536	4	1	67	4	2	603	8	3
Total available-for-sale securities	29,740	1,009	35	24,448	1,948	19	54,188	2,957	54
Held-to-maturity securities:
U.S. Government-sponsored enterprises	6,997	2	4	1,121	10	1	8,118	12	5
States of the United States and political subdivisions of the states	8,345	84	7	-	-	-	8,345	84	7
Corporate	6,706	43	4	-	-	-	6,706	43	4
Total held-to-maturity securities	22,048	129	15	1,121	10	1	23,169	139	16
Total fixed maturities	$51,788	1,138	50	25,569	1,958	20	77,357	3,096	70

Equity securities:
Stock mutual funds	$7,158	376	2	-	-	-	7,158	376	2
Bond mutual funds	25,387	117	10	-	-	-	25,387	117	10
Total equities	$32,545	493	12	-	-	-	32,545	493	12

As of December 31, 2011, there are no unrealized losses greater than 12 months on the Company's equity securities.

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

We monitor all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. Our impairment review, in accordance with current guidance, is performed by the Company at each reporting date and management uses its best judgment to decide if impairment is other-than-temporary.  We determine other-than-temporary impairment by reviewing relevant evidence related to the specific security issuer, as well as our intent to sell the security or whether we more likely than not will be required to sell the security before its anticipated recovery.  All securities with a market price below 90% of par were segregated and reviewed as of December 31, 2011 based upon the items above for other-than-temporary impairment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

For investments of available-for-sale fixed maturities and equity securities that have unrealized losses as of December 31, 2010, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows.

	December 31, 2010
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)

Fixed maturities:
Available-for-sale securities:
U.S. Government-sponsored enterprises	$234,994	6,390	170	-	-	-	234,994	6,390	170
States of the United States and political subdivisons of the states	66,836	3,270	60	9,626	2,764	8	76,462	6,034	68
Corporate	28,072	1,040	21	2,443	176	7	30,515	1,216	28
Securities not due at a single maturity date	569	8	2	201	20	5	770	28	7
Total available-for-sale securities	330,471	10,708	253	12,270	2,960	20	342,741	13,668	273
Held-to-maturity securities:
U.S. Government-sponsored enterprises	45,699	1,401	18	-	-	-	45,699	1,401	18
Total fixed maturities	$376,170	12,109	271	12,270	2,960	20	388,440	15,069	291

Equity securities:
Stock mutual funds	$2,910	19	1	-	-	-	2,910	19	1

The amortized cost and fair value of fixed maturities at December 31, 2011 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
	(In thousands)

Available-for-sale securities:
Due in one year or less	$4,281	4,328
Due after one year through five years	35,128	36,833
Due after five years through ten years	104,214	110,047
Due after ten years	332,914	354,196
Total available-for-sale securities	476,537	505,404
Held-to-maturity securities:
Due after one year through five years	11,071	11,067
Due after five years through ten years	27,704	28,655
Due after ten years	188,725	190,371
Total held-to-maturity securities	227,500	230,093
Securities not due at a single maturity date	8,272	8,849
Total fixed maturities	$712,309	744,346

The securities not due at a single maturity date include mortgage-backed obligations of U.S. Government-sponsored enterprises and corporate securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The Company had no investments in any one entity, excluding U.S. Government agencies, which exceeded 10% of stockholders' equity at December 31, 2011.  In addition, there were no investments that were non-income producing for the year ended December 31, 2011.

Major categories of net investment income are summarized as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)

Investment income on:
Fixed maturities	$26,606	26,829	25,921
Equity securities	1,534	713	1,056
Mortgage loans on real estate	99	101	50
Policy loans	3,024	2,704	2,444
Long-term investments	225	246	465
Other	122	207	507
Total investment income	31,610	30,800	30,443
Investment expenses	(654)	(723)	(841)
Net investment income	$30,956	30,077	29,602

Proceeds and gross realized gains and losses from sales of fixed maturities available-for-sale for 2011, 2010 and 2009 are summarized as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)

Proceeds	$-	8,029	74,181
Gross realized gains	$-	912	2,752
Gross realized losses	$-	25	-

Certain securities were sold during 2010 from a tax planning perspective and due to statutory reporting considerations related to non-rated securities.

In 2009, the Company sold available-for-sale bonds to capture realized gains and reinvest in higher yielding securities of the same quality based upon market changes.  No securities were sold from the held-to-maturity portfolio in 2011, 2010 or 2009.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Proceeds and gross realized gains and losses from sales of equity securities for 2011, 2010 and 2009 are summarized as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)

Proceeds	$7,504	22,822	22,745
Gross realized gains	$1,259	7,254	5,292
Gross realized losses	$-	11	-

In 2011, 2010 and 2009, the Company sold holdings of equity mutual funds that were previously impaired in 2008, generating realized capital gains for financial reporting purposes of $1.3 million, $6.4 million and $4.9 million, respectively, but realized losses for tax purposes.  The tax losses offset current year tax gains and were carried back to recover taxes paid on gains in prior years.

Realized investment gains (losses) are as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)

Realized investment gains (losses):
Sales, calls and maturities:
Fixed maturities	$119	753	2,705
Equity securities	1,259	7,343	5,292
Property and equipment	2	(8)	323
Other long-term investments	16	(49)	16
Net realized gains	1,396	8,039	8,336
Other-than-temporary impairments ("OTTI")
Fixed maturities	(70)	(27)	(103)
Equity securities	-	-	(193)
Other long-term investments	(561)	-	-
Realized loss on OTTI	(631)	(27)	(296)
Net realized investment gains	$765	8,012	8,040

We recorded an OTTI write-down in 2011 of $70,000 related to one American Airlines (“AMR”) debt security holding which had a maturity date in 2012.  AMR declared bankruptcy in November of 2011.  We also recorded an impairment in 2011 of $0.6 million related to an investment property that was acquired as part of the Ozark acquisition in 2008.  A current appraisal reflected a declining value of this Arkansas office building from the fair value at acquisition.

The Company had realized gains of $31,000 from calls of held-to-maturity fixed maturities in 2011.

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

Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as U.S. Treasury securities, publicly traded mutual fund investments and individual stocks.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2011
				Total
Available-for-sale investments	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$13,958	146,817	-	160,775
Corporate	-	184,545	-	184,545
Municipal bonds	-	159,942	-	159,942
Mortgage-backed	-	8,390	459	8,849
Foreign governments	-	142	-	142
Total fixed maturities	13,958	499,836	459	514,253
Equity securities:
Stock mutual funds	12,725	-	-	12,725
Bond mutual funds	31,414	-	-	31,414
Common stock	24	-	-	24
Preferred stock	1,974	-	-	1,974
Total equity securities	46,137	-	-	46,137
Short-term investments	-	2,048	-	2,048
Total financial assets	$60,095	501,884	459	562,438
Financial liabilities:
Warrants outstanding	$-	451	-	451

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2010
				Total
Available-for-sale investments	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,825	284,955	-	297,780
Corporate	-	161,298	-	161,298
Municipal bonds	-	101,719	-	101,719
Mortgage-backed	-	14,289	519	14,808
Foreign governments	-	132	-	132
Total fixed maturities	12,825	562,393	519	575,737
Equity securities:
Stock mutual funds	20,478	-	-	20,478
Common stock	46	-	-	46
Preferred stock	2,780	-	-	2,780
Total equity securities	23,304	-	-	23,304
Total financial assets	$36,129	562,393	519	599,041
Financial liabilities:
Warrants outstanding	$-	1,587	-	1,587

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At December 31, 2011, the fixed maturities, valued using a third-party pricing source, totaled $499.8 million for Level 2 assets and comprised 88.9% of total reported fair value.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding.  The Level 1 and Level 2 valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models, other third party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third party pricing models and review model parameters for reasonableness.  For the period ended December 31, 2011, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

	December 31,
	2011	2010
	(In thousands)

Beginning Balance at January 1,	$519	577
Total realized and unrealized gains (losses)
Included in net income	-	-
Included in other comprehensive income	6	(6)
Principal paydowns	(66)	(52)
Transfer in and (out) of Level 3	-	-
Ending Balance at December 31,	$459	519

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

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)

Financial assets:
Fixed maturities, held-to-maturity	$227,500	230,093	80,232	79,103
Mortgage loans	1,557	1,428	1,489	1,433
Policy loans	39,090	39,090	35,585	35,585
Cash and cash equivalents	33,255	33,255	49,723	49,723
Financial liabilities:
Annuities	47,060	43,402	42,096	38,619

Fair values for fixed income securities are based on quoted market prices.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential properties and commercial properties.  Weighted average interest rates for these loans were approximately 6.6% and 6.7% per year, as of December 31, 2011 and 2010, respectively, with maturities ranging from one to thirty years.  Management estimated the fair value using an annual interest rate of 6.25% at December 31, 2011 and 2010.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Policy loans have a weighted average annual interest rate of 7.7% as of December 31, 2011 and 2010, respectively, and have no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheet.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies that we have in force and cannot be valued separately and are not marketable. Therefore, the fair value approximates the carrying value.

For cash and cash equivalents, short-term investments, accrued investment income, reinsurance recoverable, other assets, federal income tax payable and receivable, dividend accumulations, commissions payable, amounts held on deposit, and other liabilities, the carrying amounts approximate fair value because of the short maturity of such financial instruments.

We recorded an impairment in 2011 of $0.6 million to an investment property that was acquired as part of the ONLIC acquisition in 2008.  A current appraisal, based primarily on an income approach, reflected a declining value of this Arkansas office building from the fair value at acquisition.

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

The following table presents information on changes in the liability for life, accident and health and property policy and contract claims for the years ended December 31, 2011, 2010 and 2009.

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)

Policy claims payable at January 1	$10,540	10,222	9,318
Less: reinsurance recoverable	1,188	2,455	2,706
Net balance at January 1	9,352	7,767	6,612
Acquisition of ICIC, gross and net	-	-	6
Add claims incurred, related to:
Current year	24,996	26,043	25,077
Prior years	(1,565)	(1,187)	(556)
	23,431	24,856	24,521
Deduct claims paid, related to:
Current year	18,004	18,072	18,386
Prior years	5,930	5,199	4,986
	23,934	23,271	23,372
Net balance December 31	8,849	9,352	7,767
Plus: reinsurance recoverable	1,171	1,188	2,455
Policy claims payable, December 31	$10,020	10,540	10,222

The Company experienced favorable development related to SPLIC of $1.4 million in 2011.  We have performed a review and have refined our incurred but not reported calculation.  This method is anticipated to provide us with a more refined view of the claims development process.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The favorable development in 2010 of $1,187,000 was primarily related to the release of higher claim reserves and longer claim lags indicated following Hurricane’s Katrina and Rita and the relocation of insured lives.  The claims related to these events have stabilized and the higher claim reserves are no longer deemed necessary.

Note 5:	Reinsurance

In the normal course of business, the Company reinsures portions of certain policies that we underwrite to limit disproportionate risks.  During 2011 and 2010, we retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life.  The Company also reinsures 100% of our accidental death benefit rider coverage.  Catastrophe reinsurance is in place for our property policies.  In 2011 and 2010, this reinsurance provided $10,000,000 of coverage above a $500,000 deductible.  Our health insurance policies are substantially all reinsured on a 100% coinsurance basis.  We remain contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  We obtain reinsurance from multiple reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. The ratings by A.M. Best Company range from B+ (Good) to A+ (Superior).  To protect our position, we have established and funded a trust to cover the contingent liabilities related to accident and health reinsurance ceded to Puritan Life Insurance Company of America, which represents $5.1 million of the $9.6 million of reinsurance recoverable at December 31, 2011.

Assumed and ceded life reinsurance activity as of December 31, 2011 and 2010 is summarized as follows:

	At December 31,
	2011	2010
	(In thousands)

Aggregate assumed life insurance in force	$1,147,222	1,044,759
Aggregate ceded life insurance in force	$(462,220)	(381,076)
Net life insurance in force	$5,244,200	5,115,662

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The Company's reinsurance recoveries on ceded reinsurance were $9.6 million in 2011 and $9.7 million in 2010.  Premiums and claims and surrenders assumed and ceded for all lines of business for these years are summarized as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)

Premiums from short-duration contracts:
Direct	$7,227	6,994	6,834
Assumed	-	-	-
Ceded	(1,128)	(1,131)	(1,066)
Net premiums earned	6,099	5,863	5,768

Premiums from long-duration contracts:
Direct	159,860	152,125	148,893
Assumed	1,874	1,553	1,416
Ceded	(6,438)	(7,489)	(8,797)
Net premiums earned	155,296	146,189	141,512
Total premiums earned	$161,395	152,052	147,280

Claims and surrenders assumed	$1,865	1,549	1,434
Claims and surrenders ceded	$(3,204)	(5,341)	(5,649)

SPFIC has catastrophe reinsurance that covers the first event in excess of a $500,000 deductible up to $10.0 million.  In consideration for a reinstatement premium, second event coverage is provided in excess of a $500,000 deductible up to $10.0 million.  The annual premium was approximately $1.1 million in 2011, 2010 and 2009.

Note 6:   Stockholders' Equity and Restrictions

The two classes of our common stock are equal in all respects, except (a) each Class A share receives twice the cash dividends paid on a per share basis to the Class B common stock; and (b) the Class B common stock elects a simple majority of the Board of Directors of Citizens and the Class A common stock elects the remaining directors.

The table below shows the combined total of all of our insurance subsidiaries' capital and surplus and net income (loss) for life insurance operations and property insurance operations, although these amounts are not all available as dividends to Citizens, Inc., because only CICA is directly owned by Citizens, Inc.  All other subsidiaries are owned by CICA.

	For the Years Ended December 31,
	2011	2010
Combined Statutory Stockholders' Equity	(In thousands)
	(Unaudited)
Life insurance operations	$114,314	104,411
Property insurance operations	5,113	4,646
Total statutory equity	$119,427	109,057

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	For the Years Ended December 31,
	2011	2010	2009
Combined Statutory Net Income (Loss)	(In thousands)
	(Unaudited)
Life insurance operations	$6,943	15,563	15,546
Property insurance operations	469	(7)	(444)
Total statutory net income (loss)	$7,412	15,556	15,102

Generally, the net assets of the insurance subsidiaries available for transfer to their immediate parent are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities.  Under these practices, total surplus at December 31, 2011 was $54.8 million and net gain from operations was $2.4 million for CICA.  Based upon statutory net gain from operations and surplus of CICA as of and for the year ended December 31, 2011, a dividend of approximately $5.5 million could be paid to the Company without prior regulatory approval in 2012.  Payments of dividends in excess of such amounts would generally require approval by regulatory authorities.

CICA, CNLIC, SPLIC and SPFIC have calculated their risk based capital ("RBC") in accordance with the National Association of Insurance Commissioners' Model Rule and the RBC rules as adopted by their respective states of domicile.   All insurance subsidiaries exceeded RBC minimum levels at December 31, 2011.

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

On July 12, 2011, 255,216 warrant shares were exercised for cash totaling $1.8 million.  The remaining shares of 767,254 that were due to expire on July 12, 2011 were exercised by a cashless provision that resulted in the issuance of 1,989 Class A shares by the Company to the warrant holders.  Additionally, 9,487 shares were issued upon the exercise of warrants at various dates in 2011.

There are outstanding warrants to purchase the Company's stock at prices ranging from $6.72 to $7.93, which were issued to investors of the Series A-2 Preferred.  These warrants are outstanding until 2012, as shown below.

December 31, 2011
Warrants Outstanding	Expiration Date	Strike Price	Fair Value
			(In thousands)
61,380	7/12/12	$6.72	$192
53,810	9/30/12	7.93	127
54,292	10/06/12	7.86	132
169,482			$451

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The fair value of the warrants is calculated using the Black-Scholes option pricing model and is classified as a liability on the balance sheet in the amount of $0.5 million and $1.6 million at December 31, 2011 and 2010, respectively.  The change in fair value of warrants is reported as a component of revenue in the income statement.  The change in fair value of warrants for the year ended December 31, 2011, 2010 and 2009 caused an increase in revenues of $1.1 million, $0.2 million and $3.2 million, respectively.

Note 8:	Commitments and Contingencies

We are a defendant in a lawsuit filed on August 6, 1999, in the Texas District Court, Austin, Texas, now styled Delia Bolanos Andrade, et al., Plaintiffs, v. Citizens Insurance Company of America, et al., Defendants in which a class was originally certified by the trial court and reversed by the Texas Supreme Court in 2007 with an order to the trial court to conduct further proceedings consistent with its ruling.  The underlying lawsuit alleged that certain life insurance policies CICA made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws.  The remedy sought was rescission and return of the insurance premium payments.  On December 9, 2009, the trial court denied the recertification of the class after conducting additional proceedings in accordance with the Texas Supreme Court's ruling.  The remaining plaintiffs must now proceed individually, and not as a class, if they intend to pursue their claims against us.  Since the December 9, 2009 trial court ruling, no individual cases have been further pursued by the plaintiffs.  The probability of the plaintiffs further pursuing their cases individually is unknown.  An estimate of any possible loss or range of losses cannot be made at this time in regard to individuals pursuing claims.  However, should the plaintiffs further pursue their claims individually, we intend to vigorously defend any proceedings.

SPFIC is a defendant in a putative class action lawsuit in Louisiana styled The State of Louisiana v. AAA Insurance (the "Road Home Litigation"), which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007.  The Louisiana Attorney General filed the Road Home Litigation as a putative class action lawsuit in state court against SPFIC and approximately 200 other insurers on behalf of the State of Louisiana, as assignee, and on behalf of a class of Road Home fund recipients alleging that SPFIC and the other insurers have failed to pay all damages owed under their policies. The insurers removed the matter to federal court.  The defendants filed a motion to dismiss, and in March 2009, the district court granted part of the defendants’ motion, dismissing all of the extra-contractual claims, including the bad faith and breach of fiduciary duty claims. As a result, the remaining claims are for breach of contract and declaratory relief on the alleged underpayment of claims by the insurers.  The court did not dismiss the class action allegations.  The defendants also had moved to dismiss the complaint on grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the insurers’ policies.  The court denied the defendants’ motion for reconsideration on the assignment issue but found the matter was ripe for consideration by the federal appellate court.  The defendants filed a petition for permission to appeal to the Fifth Circuit.  The Fifth Circuit accepted review. On July 20, 2011, the Fifth Circuit ruled there was no public policy which precludes an anti-assignment clause from applying to post loss assignments, but the anti-assignment language must be evaluated on a policy by policy basis and unambiguously express that the non-assignment clause applies to post-loss assignments. In October 2011, the United States District Court for the Eastern District of Louisiana denied the State’s motion to remand to state court. The Road Home Litigation remains pending in federal district court. The State has yet to identify the specific claims it contends are at issue in the Road Home Litigation, or the alleged deficiencies in adjusting those claims. Each individual claim at issue will require an individual analysis. A number of the claims may be subject to individual defenses. To date, there has been no discovery in the Road Home Litigation.  We anticipate the State will vigorously pursue the matter in the district court and are uncertain as to the impact a case by case analysis of claims will have on SPFIC.  An estimate of possible loss or range of loss cannot be made at this time as a result of the Fifth Circuit or federal district court's rulings in the Road Home Litigation.  SPFIC intends to vigorously defend any remaining proceedings.

SPFIC is vigorously defending a number of matters in various stages of development filed in the aftermath of Hurricane Katrina and Hurricane Rita in addition to the Road Home Litigation, including a number of individual lawsuits, which are immaterial to the Company’s financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

At this time we cannot estimate any possible loss or range of losses in regard to either Delia Bolanos Andrade, et al., Plaintiffs, v. Citizens Insurance Company of America, et al., Defendants or the Road Home Litigation.

We are defending these claims vigorously.  However, in doing so, we continue to incur significant defense costs, including attorneys' fees, other direct litigation costs and the expenditure of substantial amounts of management time that otherwise would be devoted to our business.  If we suffer an adverse judgment as a result of either of these claims, it could have a material adverse effect on our business, results of operations and financial condition.

We have the following lease commitments as of December 31, 2011 with the payments due by the periods indicated below.

Lease Commitments
(In thousands)

Less than 1 year	$472
1 year to 3 years	528
3 years to 5 years	121
More than 5 years	-
Total	$1,121

Operating lease expense was $0.5 million for the years ended December 31, 2011 and 2010 and $0.4 million for 2009.

Note 9:	Segment and Other Operating Information

Operating Segment Information

The Company has three reportable segments:  Life Insurance, Home Service Insurance, and Other Non-Insurance Enterprises.  The accounting policies of the segments are in accordance with U.S. GAAP and are the same as those described in the summary of significant account policies.  We evaluate profit and loss performance based on U.S. GAAP net income before federal income taxes for our three reportable segments.

The Company has no reportable differences between segments and consolidated operations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2011
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$118,205	43,190	-	161,395
Net investment income	17,258	12,861	837	30,956
Realized investment gains (losses), net	1,347	(601)	19	765
Decrease in fair value of warrants	-	-	1,136	1,136
Other income	526	112	123	761
Total revenue	137,336	55,562	2,115	195,013

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	40,525	19,531	-	60,056
Increase in future policy benefit reserves	54,310	3,954	-	58,264
Policyholders' dividends	8,004	68	-	8,072
Total insurance benefits paid or provided	102,839	23,553	-	126,392

Commissions	23,482	14,892	-	38,374
Other general expenses	11,847	12,614	2,436	26,897
Capitalization of deferred policy acquisition costs	(23,254)	(6,179)	-	(29,433)
Amortization of deferred policy acquisition costs	15,719	2,901	-	18,620
Amortization of cost of customer relationships acquired	921	2,077	-	2,998
Total benefits and expenses	131,554	49,858	2,436	183,848
Income (loss) before income tax expense	$5,782	5,704	(321)	11,165

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2010
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$109,985	42,067	-	152,052
Net investment income	16,523	13,008	546	30,077
Realized investment gains (losses), net	6,590	1,475	(53)	8,012
Decrease in fair value of warrants	-	-	232	232
Other income	650	82	76	808
Total revenue	133,748	56,632	801	191,181

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	41,040	19,998	-	61,038
Increase in future policy benefit reserves	42,619	3,801	-	46,420
Policyholders' dividends	7,414	71	-	7,485
Total insurance benefits paid or provided	91,073	23,870	-	114,943

Commissions	21,899	14,686	-	36,585
Other general expenses	10,975	14,307	1,803	27,085
Capitalization of deferred policy acquisition costs	(21,398)	(6,562)	-	(27,960)
Amortization of deferred policy acquisition costs	16,185	1,655	-	17,840
Amortization of cost of customer relationships acquired	1,105	1,953	-	3,058
Total benefits and expenses	119,839	49,909	1,803	171,551
Income (loss) before income tax expense	$13,909	6,723	(1,002)	19,630

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
	December 31, 2009
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$105,997	41,283	-	147,280
Net investment income	16,667	12,680	255	29,602
Realized investment gains, net	1,100	6,562	378	8,040
Decrease in fair value of warrants	-	-	3,154	3,154
Other income	340	101	463	904
Total revenue	124,104	60,626	4,250	188,980

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	41,277	18,711	-	59,988
Increase in future policy benefit reserves	36,043	4,747	-	40,790
Policyholders' dividends	6,594	86	-	6,680
Total insurance benefits paid or provided	83,914	23,544	-	107,458

Commissions	21,146	14,390	-	35,536
Other general expenses	10,195	14,847	3,361	28,403
Capitalization of deferred policy acquisition costs	(20,975)	(6,157)	-	(27,132)
Amortization of deferred policy acquisition costs	17,861	2,817	-	20,678
Amortization of cost of customer relationships acquired	1,491	1,940	-	3,431
Total benefits and expenses	113,632	51,381	3,361	168,374
Income before income tax expense	$10,472	9,245	889	20,606

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The table below summarizes assets by segment.

	For the Years Ended December 31,
	2011	2010
	(In thousands)
Assets:
Life Insurance	$654,764	582,099
Home Service Insurance	373,275	347,445
Other Non-Insurance Enterprises	63,231	56,962
Total assets	$1,091,270	986,506

Major categories of earned premiums are summarized as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Premium income:
Ordinary life	$153,118	144,350	139,843
Group life	1,660	1,315	1,158
Accident and health	1,561	1,577	1,531
Property	5,056	4,810	4,748
Total premium income	$161,395	152,052	147,280

Geographic Information

The following table sets forth the Company's annual total of earned premiums from geographic area for the years indicated:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Area:

United States	$51,126	53,189	53,741
Colombia	21,765	21,377	23,254
Venezuela	21,150	16,655	13,845
Taiwan	14,196	14,270	13,629
Ecuador	13,481	12,278	10,737
Argentina	9,353	9,134	8,535
Other foreign countries	36,016	32,216	31,986
Net reinsurance	(5,692)	(7,067)	(8,447)
Total	$161,395	152,052	147,280

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 10:	Income Taxes

Our federal income tax expense was $2.8 million, $4.1 million and $3.3 million in 2011, 2010 and 2009,   respectively.  This represents effective tax rates of 25.0%, 21.0% and 15.8%, respectively.  In 2008, a valuation allowance of $6.9 million was established for the OTTI recorded in 2008 related to the Company's stock mutual funds.  Additionally, a valuation allowance of $804,000 was established for securities acquired in the ONLIC acquisition.  In 2009, $2.8 million of the valuation allowance established in 2008 for the OTTI on mutual funds was released as a reduction in tax expense.  This release related to the mutual funds that were sold in 2009 and generated realized capital gains.  Additionally, $2.7 million of the valuation allowance established in 2008 was released as an increase to other comprehensive income ("OCI").  This release was related to the increase in the fair value during 2009 of the mutual funds still owned at December 31, 2009.  An additional valuation allowance was set up for $254,000 related to additional declines in ONLIC investments.  This amount was added to goodwill.  During 2010, most of the mutual funds owned at December 31, 2009 were sold.  Primarily due to this event, a tax valuation allowance was no longer required at December 31, 2010 and the $2.5 million allowance was released as a reduction in tax expense.  Additionally, $1.9 million of the valuation allowance in OCI was released as a reduction in income tax expense, since the mutual funds that the allowance related to had been sold.  The total tax expense reduction from the release of the valuation allowance in 2010 was $4.3 million.  In 2011, $570,000 of the valuation allowance still remaining in OCI was released as a reduction in tax expense as the stocks the valuation allowance related to were either sold or called.

The table below summarizes the changes in the valuation allowance.

	Deferred Tax Liability	Other Comprehensive Income	Goodwill	Income Tax Expense (Benefit)
	(In thousands)

Established on 2008 OTTI's	$(6,900)	-	-	6,900
Established on securities acquired in Ozark acquisition	(804)	-	804	-
Balance at December 31, 2008	(7,704)		804	6,900
Release of valuation allowance in 2009	5,242	(2,701)	254	(2,795)
Balance at December 31, 2009	(2,462)	(2,701)	1,058	4,105
Release of valuation allowance in 2010	2,462	1,858	-	(4,320)
Balance at December 31, 2010	-	(843)	1,058	(215)
Release of valuation allowance in 2011	-	570	-	(570)
Balance at December 31, 2011	$-	(273)	1,058	(785)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 35% in 2011, 2010 and 2009 to income (loss) before federal income tax expense is as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Expected tax expense (benefit)	$3,908	6,870	7,212
Change in valuation allowance	-	(2,462)	(2,795)
Release of valuation allowance previously held in other comprehensive income	(570)	(1,858)	-
Taxable intercompany stock sales	405	1,369	-
Tax-exempt interest and dividends-received deduction	(251)	(203)	(196)
Change in fair value of options and warrants	(398)	(81)	(1,104)
Adjustment of prior year taxes	(280)	566	36
Effect of graduated rates	-	-	25
Other	(24)	(82)	88
Total income tax expense	$2,790	4,119	3,266

Income tax expense (benefit) consists of:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Current	$4,624	3,492	937
Deferred	(1,834)	627	2,329
Total income tax expense	$2,790	4,119	3,266

Deferred tax expense is comprised of $1,264,000 deferred tax benefit and $570,000 tax benefit released from OCI.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The components of deferred federal income taxes are as follows:

	Years Ended December 31,
	2011	2010
	(In thousands)

Deferred tax assets:
Future policy benefit reserves	$30,842	26,699
Net operating and capital loss carryforwards	3,751	4,249
Due and accrued dividends and expenses	1,274	1,247
Investments	433	1,508
State income tax credits	135	138
Other	190	251
Total gross deferred tax assets	36,625	34,092
Valuation allowance	-	-
Total gross deferred tax assets net of valuation allowance	36,625	34,092
Deferred tax liabilities:
Deferred policy acquisition costs, cost of customer relationships acquired and intangible assets	(43,394)	(42,088)
Unrealized gains on investments available-for-sale	(10,494)	(275)
Other	(792)	(1,139)
Total gross deferred tax liabilities	(54,680)	(43,502)
Net deferred tax liability	$(18,055)	(9,410)

A summary of the changes in the components of deferred federal and state income taxes is as follows:

	At December 31,
	2011	2010
	(In thousands)

Deferred federal and state income taxes:
Balance January 1,	$(9,410)	(8,052)
Deferred tax benefit (expense)	1,264	(4,947)
Change in valuation allowance	-	2,462
Investments available-for-sale	(10,219)	1,112
Effects of unrealized gains on CCRA and DAC	310	15
Balance December 31,	$(18,055)	(9,410)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The Company and our subsidiaries had net operating losses at December 31, 2011 available to offset future taxable income of approximately $10.2 million, expiring at various times through 2029.  A portion of the net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code.  At December 31, 2011 and 2010, we determined that as a result of our historical income, projected future income, tax planning strategies, and the nature of the items from which the deferred tax assets are derived, other than assets for which OTTI was recorded, it was more likely than not that the deferred tax assets would be realized.

The Company and our subsidiaries had capital loss carry-forwards at December 31, 2011 of $494,000, which expire, if not used, in 2016.  The Company intends to generate capital gains before the losses expire.

At December 31, 2011, the Company had accumulated approximately $3,291,000 in our "policyholders' surplus account."  This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated.  No new additions are expected to be made to this account.  Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to shareholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction.  We do not anticipate any transactions that would cause any part of this amount to become taxable.  However, should the balance at December 31, 2011 become taxable, the tax computed at present rates would be approximately $1,152,000.

There are no uncertain tax positions for the year ended December 31, 2011; therefore, we did not accrue any interest or penalties related to these items.

The Company's Federal income tax return is filed on a consolidated basis with the following entities:

Citizens, Inc.
CICA Life Insurance Company of America
Security Plan Life Insurance Company
Security Plan Fire Insurance Company
Computing Technology, Inc.
Insurance Investors, Inc.
Citizens National Life Insurance Company
Integrity Capital Corporation
Integrity Capital Insurance Company

Security Plan Life Insurance Company and Security Plan Fire Insurance Company were included in the consolidated return for the first time in 2010.

The method of allocation among companies is subject to a written tax sharing agreement, approved by the Board of Directors, whereby allocation is made primarily on a separate return basis with current credit for any net operating losses or other items utilized in the consolidated tax return.  Intercompany tax balances are settled quarterly.

The Company and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. states.  Most of our subsidiaries are not subject to examination by U.S. tax authorities for years prior to 2008.  Some of our subsidiaries have open tax years going back as far as 1995 due to net operating loss carry-forwards.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 11:	Other Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 35% in 2011, 2010 and 2009, as indicated below.

	Amount	Tax Effect	Amount
	(In thousands)

Year ended December 31, 2011
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$30,474	(10,666)	19,808
Reclassification adjustment for (gains) losses included in net income	(1,277)	447	(830)
Effects on DAC and CCRA	(885)	310	(575)
Change in tax valuation allowance	-	(570)	(570)
Other comprehensive income	$28,312	(10,479)	17,833
Year ended December 31, 2010
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$4,891	(1,712)	3,179
Reclassification adjustment for (gains) losses included in net income	(8,067)	2,824	(5,243)
Effects on DAC and CCRA	(45)	15	(30)
Change in tax valuation allowance	-	(1,858)	(1,858)
Other comprehensive loss	$(3,221)	(731)	(3,952)
Year ended December 31, 2009
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$20,449	(7,158)	13,291
Reclassification adjustment for (gains) losses included in net income	(7,701)	2,695	(5,006)
Effects on DAC and CCRA	24	(8)	16
Change in tax valuation allowance	-	2,701	2,701
Other comprehensive income	$12,772	(1,770)	11,002

Note 12:	Benefit Plans

The Company sponsors a defined contribution profit-sharing plan.  Employees with one year of service can participate.  Contributions are made at the discretion of the Board of Directors and are subject to a tiered vesting schedule.  Employer contributions to the plan were $1.0 million in 2011 and  2010 and $0.7 million in 2009.  The plan does not permit employee contributions.

The Company is primarily self-insured for employee health benefits.  The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported.  There is stop-loss coverage for amounts in excess of $100,000 per individual per year.  If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods.

Note 13:	Related Party Transactions

The Company sponsors the Citizens, Inc. Stock Investment Plan (the "Plan"), which is administered by an independent third party.  The Plan is a means for new and existing investors in our Class A Common Stock to purchase and sell shares at market prices.  Each share purchased through the Plan is registered in the name of the investing shareholder.  The Company offers the Plan to our policyholders for automatic investment of policy benefits, including policyholder dividends.  We do not have possession of, or control over, any amounts invested through the Plan.

 CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Citizens, Inc. purchased Class A common shares during 2011 and 2010 that were held by subsidiaries at market value as of the transaction dates, which approximated $1.2 million and $4.3 million, respectively.  These transactions were eliminated for financial reporting purposes in accordance with consolidation accounting, but generated a tax expense for the year ended December 31, 2011 and 2010 totaling approximately $0.4 million and $1.4 million.

The Company previously filed a plan of merger with the Departments of Insurance of Colorado and Indiana related to the planned merger of Integrity Capital Corporation and the merger of the down-line subsidiary Integrity Capital Insurance Company into CICA.  The Company received approval from the respective state insurance departments to merge Integrity Capital Insurance Company into CICA as of April 1, 2011.  Prior to the mergers, Citizens contributed the stock of ICC to CICA.  The capital contribution did not impact the overall consolidated financial position or results of operations of the Company.  However, the Company does anticipate the elimination of duplicative overhead and annual regulatory reporting expenses.  Integrity Capital Corporation and Integrity Capital Insurance Company were merged into CICA as of April 1, 2011.

In 2011 and 2010, CICA paid a dividend of $6.8 million and $9.3 million, respectively, to Citizens, Inc. and SPLIC paid a dividend to CICA in the amount of $0.6 million and $2.6 million, respectively.  In 2009, CICA declared a dividend to Citizens, Inc. of $10.5 million that was paid in January 2010 and SPLIC paid a dividend to CICA of $1.4 million.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 14:  Quarterly Financial Information (Unaudited)

The following table contains selected unaudited financial data for each quarter.

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
2011

Revenues	$52,672	48,548	48,510	45,283
Benefits and expenses	52,023	45,505	43,770	42,550
Federal income tax (benefit) expense	(480)	820	1,497	953
Net income	1,129	2,223	3,243	1,780
Net income available to common shareholders	1,129	2,223	3,243	1,780
Basic earnings per share of Class A common stock	0.01	0.05	0.07	0.04
Basic earnings per share of Class B common stock	0.01	0.02	0.03	0.02
Diluted earnings per share of Class A common stock	0.02	0.05	0.07	0.03
Diluted earnings per share of Class B common stock	0.02	0.02	0.03	0.01

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
2010

Revenues	$55,734	45,455	46,160	43,832
Benefits and expenses	45,817	42,476	41,798	41,460
Federal income tax expense	862	1,313	1,177	767
Net income	9,055	1,666	3,185	1,605
Net income available to common shareholders	9,055	1,666	3,185	1,605
Basic and diluted earnings per share of Class A common stock	0.19	0.03	0.07	0.03
Basic and diluted earnings per share of Class B common stock	0.09	0.02	0.03	0.02

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Balance Sheets

	At December 31,
	2011	2010
	(In thousands)

Assets

Investment in subsidiaries (1)	$197,646	180,015
Fixed maturities available-for-sale, at fair value	35,299	18,453
Fixed maturities held-to-maturity, at amortized cost	151	-
Equity securities available-for-sale, at fair value	926	-
Mortgage loans on real estate	485	492
Real estate and other long-term investments	6,468	6,550
Cash	16,494	23,508
Accrued investment income	384	174
Accounts receivable from subsidiaries (1)	2,517	2,436
Other assets	763	828
Total assets	$261,133	232,456

Liabilities and Stockholders' Equity

Liabilities:
Accrued expense and other liabilities	$4,997	3,235
Liabilities for options and warrants	451	1,587
Total liabilities	$5,448	4,822
Stockholders' equity:
Common stock:
Class A	$258,548	256,703
Class B	3,184	3,184
Accumulated retained deficit	(14,208)	(22,581)
Unrealized investment gains on securities held by parent and subsidiaries, net of tax	19,172	1,339
Treasury stock	(11,011)	(11,011)
Total stockholders' equity	255,685	227,634
Total liabilities and stockholders' equity	$261,133	232,456

(1) Eliminated in consolidation.

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II, Continued
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Statements of Operations

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Revenues:
Management service fees (1)	$28,560	29,153	29,885
Investment income	822	423	164
Decrease in fair value of warrants	1,136	232	3,154
Other	-	-	2
Realized investment gains (losses)	18	(53)	40
Total revenues	30,536	29,755	33,245
Expenses:
General	26,418	26,529	27,907
Taxes	1,671	1,608	1,363
Total expenses	28,089	28,137	29,270
Income before equity in income of consolidated subsidiaries	2,447	1,618	3,975
Equity in income of consolidated subsidiaries	5,928	13,893	13,365
Net income	$8,375	15,511	17,340

(1) Eliminated in consolidation.

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II, Continued
Condensed Financial Information of Registrant
CITIZENS, INC. (Parent Company)
Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income	$8,375	15,511	17,340
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	(18)	53	(40)
Equity in net income of consolidated subsidiaries	(5,928)	(13,893)	(13,365)
Decrease in fair value of options and warrants	(1,136)	(232)	(3,154)
Accrued expenses and other liabilities	1,762	845	(204)
Amortization of premiums and discounts on fixed maturities	165	96	-
Depreciation	249	227	252
Change in accrued investment income	(210)	(164)	48
Decrease (increase) in receivable from subsidiaries	(81)	1,552	758
Other	(246)	(295)	868
Net cash provided by operating activities	2,932	3,700	2,503
Cash flows from operating activities:
Purchase of fixed maturities, held-to-maturity	(1,156)	-	-
Calls of fixed maturities, held-to-maturity	1,000	-	-
Purchase of fixed maturities, available-for-sale	(24,794)	(18,254)	(3,000)
Maturities of fixed maturities, available-for-sale	8,725	1,750	5,550
Purchase of equity securities, available-for-sale	(1,000)	-	-
Sale of real estate and other long-term investments	16	61	212
Purchase of other long-term investments and property and equipment	(154)	(437)	(2,021)
Maturity of short-term investments	-	-	2,250
Capital contribution to subsidiary	-	-	(1,000)
Net cash provided by (used by) investment activities	(17,363)	(16,880)	1,991
Cash flows from financing activities:
Dividend from subsidiary	6,800	19,800	-
Warrants exercised	1,843	-	70
Purchase of the Company's stock from affiliates	(1,226)	(4,314)	-
Net cash provided by financing activities	7,417	15,486	70
Net increase (decrease) in cash	(7,014)	2,306	4,564
Cash at beginning of year	23,508	21,202	16,638
Cash at end of year	$16,494	23,508	21,202

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule III
Supplementary Insurance Information

	At December 31,
	2011	2010
	(In thousands)

Deferred Policy acquisition cost:
Life Insurance	$111,968	104,433
Home Service Insurance	24,332	21,251
Other Non-Insurance Enterprises	-	-
Total consolidated deferred policy acquisition costs	$136,300	125,684

Future policy benefit reserves and policy claims payable:
Life Insurance	$517,869	462,354
Home Service Insurance	242,325	233,332
Other Non-Insurance Enterprises	-	-
Total consolidated future policy benefit reserves and policy claims payable	$760,194	695,686

Unearned premiums:
Life Insurance	$693	1,373
Home Service Insurance	214	193
Other Non-Insurance Enterprises	-	-
Total consolidated unearned premiums	$907	1,566

Other policy claims and benefits payable:
Life Insurance	$38,929	34,999
Home Service Insurance	4,816	4,799
Other Non-Insurance Enterprises	-	-
Total consolidated other policy claims and benefits payable	$43,745	39,798

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

For the Company's short duration premiums (property), written premium is not materially different from earned premium, therefore only earned premiums are detailed in Schedule IV.

Schedule IV
Reinsurance

					% of
		Ceded to	Assumed		Amount
	Direct	Other	From Other		Assumed to
	Amount	Companies	Companies	Net Amount	Net
	(In thousands)

Year ended December 31, 2011
Life insurance in force	$4,559,198	462,220	1,147,222	5,244,200	21.9%
Premiums:
Life insurance	154,812	1,908	1,874	154,778
Accident and health insurance	6,091	4,530	-	1,561
Property insurance	6,184	1,128	-	5,056
Total premiums	$167,087	7,566	1,874	161,395	1.2%

Year ended December 31, 2010
Life insurance in force	$4,451,979	381,076	1,044,759	5,115,662	20.4%
Premiums:
Life insurance	146,331	2,219	1,553	145,665
Accident and health insurance	6,847	5,270	-	1,577
Property insurance	5,941	1,131	-	4,810
Total premiums	$159,119	8,620	1,553	152,052	1.0%

Year ended December 31, 2009
Life insurance in force	$4,432,017	362,891	927,917	4,997,043	18.6%
Premiums:
Life insurance	142,098	2,513	1,416	141,001
Accident and health insurance	7,815	6,284	-	1,531
Property insurance	5,814	1,066	-	4,748
Total premiums	$155,727	9,863	1,416	147,280	1.0%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.

Date: March 12, 2012	By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer,
Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Rick D. Riley and Geoffrey M. Kolander or any one of them, as his or her attorney-in-fact and agent, with full power of substitution, for him or her in any and all capacities, hereby giving and granting to said attorney-in-fact and agent full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by Citizens, Inc., with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an annual report on Form 10-K for the fiscal year ended December 31, 2011, including but not limited to, such full power and authority to do the following:  (i) execute and file such annual report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such annual report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in his sole discretion deems appropriate.

Dated:  March 12, 2012

/s/ Harold E. Riley	/s/ Rick D. Riley
Harold E. Riley, Chairman of the Board and	Rick D. Riley, Vice Chairman, President and
Chief Executive Officer	Chief Corporate Officer

/s/ E. Dean Gage	/s/ Robert B. Sloan, Jr.
Dr. E. Dean Gage, Director	Dr. Robert B. Sloan, Jr., Director

/s/ Terry S. Maness	/s/ Grant G. Teaff
Dr. Terry S. Maness, Director	Grant G. Teaff, Director

/s/ Dottie S. Riley	/s/ Timothy T. Timmerman
Dottie S. Riley, Director	Timothy T. Timmerman, Director

/s/ Steven F. Shelton
Steven F. Shelton, Director

EXHIBITS

Exhibit No.	The following exhibits are filed herewith:

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Bylaws (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

11	Statement re: Computation of per share earnings (see financial statements)

21	Subsidiaries of the Registrant*

23	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP*

24	Power of Attorney (d)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1	News Release reporting the fourth quarter and year ended 2011 results issued on March 12, 2012 (furnished herewith.)

101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)
______________

*	Filed herewith.
(a)	Filed on March 15, 2004 with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.
(b)	Filed on March 31, 1999 with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.
(c)	Filed on July 15, 2004, with the Registrant's Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.
(d)	The Power of Attorney is incorporated in the signature page enclosed herein.