Form 10-K/A
period 2011-12-31
CITIZENS INC
filed 2012-03-30
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K/A
Amendment No. 1

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Explanatory Note:

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 12, 2012 (the “Original Filing”), is filed solely to amend Exhibits No. 101 filed in accordance with Rule 405 of Regulation S-T.  No other part of the Original Filing is amended hereby, and this Amendment does not reflect events that have occurred after the Original Filing date.

Due to an error on the part of our XBRL service provider, our XBRL interactive data files in Exhibits No. 101 erroneously omitted the Entity Common Stock, Shares Outstanding for Common Class A and Common Class B stock on the Document and Entity Information in the Cover section of the Original Filing.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits No. 101 are deemed not “filed” or part of a registration statement or prospectus for the purposes of Section 11 and 12 of the Securities Act of 1933, as amended, are deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.

Date: March 30, 2012	By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer,
Principal Accounting Officer and Treasurer

EXHIBITS

Exhibit No.	The following exhibits are filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith
**	Furnished herewith