Form 10-Q
period 2012-03-31
CITIZENS INC
filed 2012-05-07
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
___________________

☒   Quarterly Report Pursuant to Section 13 or 15(d)
 of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

☐   Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from  _____ to ____

Commission File Number:  000-16509

CITIZENS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0755371
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 East Anderson Lane, Austin, TX	78752
(Address of principal executive offices)	(Zip Code)

(512) 837-7100
(Registrant's telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of May 1, 2012, the Registrant had 48,962,938 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position
(In thousands)

	March 31,	December 31,
Assets	2012	2011
	(Unaudited)	(As adjusted)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $466,828 and $484,809 in 2012 and 2011, respectively)	$497,977	514,253
Fixed maturities held-to-maturity, at amortized cost (fair value: $242,383 and $230,093 in 2012 and 2011, respectively)	239,040	227,500
Equity securities available-for-sale, at fair value (cost: $45,397 and $45,599 in 2012 and 2011, respectively)	46,723	46,137
Mortgage loans on real estate	1,546	1,557
Policy loans	40,170	39,090
Real estate held for investment (less $1,184 and $1,149 accumulated depreciation in 2012 and 2011, respectively)	8,574	8,539
Other long-term investments	112	105
Short-term investments	2,030	2,048
Total investments	836,172	839,229

Cash and cash equivalents	61,096	33,255
Accrued investment income	8,853	7,787
Reinsurance recoverable	9,594	9,562
Deferred policy acquisition costs	126,333	124,542
Cost of customer relationships acquired	27,373	27,945
Goodwill	17,160	17,160
Other intangible assets	899	906
Federal income tax receivable	-	901
Property and equipment, net	7,810	7,860
Due premiums, net (less $1,598 and $1,698 allowance for doubtful accounts in 2012 and 2011, respectively)	8,671	9,169
Prepaid expenses	1,234	396
Other assets	852	800
Total assets	$1,106,047	1,079,512

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position
(In thousands, except share amounts)

	March 31,	December 31,
Liabilities and Stockholders' Equity	2012	2011
	(Unaudited)	(As adjusted)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$711,148	697,502
Annuities	48,119	47,060
Accident and health	5,556	5,612
Dividend accumulations	10,864	10,601
Premiums paid in advance	26,276	25,291
Policy claims payable	9,070	10,020
Other policyholders' funds	8,832	8,760
Total policy liabilities	819,865	804,846

Commissions payable	2,442	2,851
Current federal income tax payable	396	-
Deferred federal income tax	14,201	13,940
Payable for securities in process of settlement	7,546	-
Warrants outstanding	415	451
Other liabilities	9,981	9,382
Total liabilities	854,846	831,470

Commitments and contingencies (Note 7)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,098,676 shares issued in 2012 and 52,089,189 shares issued in 2011, including shares in treasury of 3,135,738 in 2012 and 2011	258,616	258,548
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2012 and 2011	3,184	3,184
Accumulated deficit	(20,339)	(21,851)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	20,751	19,172
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	251,201	248,042
Total liabilities and stockholders' equity	$1,106,047	1,079,512

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Comprehensive Income
Three Months Ended March 31,
(In thousands, except share amounts)
(Unaudited)

		2012		2011
Revenues:				(As adjusted)
Premiums:
Life insurance		$37,406		35,611
Accident and health insurance		413		372
Property insurance		1,277		1,245
Net investment income		7,577		7,300
Realized investment gains, net		98		19
Decrease in fair value of warrants		36		399
Other income		98		123
Total revenues		46,905		45,069
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		14,754		14,879
Increase in future policy benefit reserves		14,141		12,318
Policyholders' dividends		1,874		1,662
Total insurance benefits paid or provided		30,769		28,859

Commissions		8,664		9,072
Other general expenses		6,616		6,403
Capitalization of deferred policy acquisition costs		(5,939)		(6,641)
Amortization of deferred policy acquisition costs		4,126		4,238
Amortization of cost of customer relationships acquired		576		647
Total benefits and expenses		44,812		42,578

Income before federal income tax		2,093		2,491
Federal income tax expense		581		869
Net income		1,512		1,622

Per Share Amounts:
Basic earnings per share of Class A common stock	$0.03		0.03
Basic earnings per share of Class B common stock	0.02		0.02
Diluted earnings per share of Class A common stock	0.03		0.03
Diluted earnings per share of Class B common stock	0.02		0.01

Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period		2,561		1,626
Reclassification adjustment for gains included in net income		(86)		(19)
Unrealized gains on available-for-sale securities, net		2,475		1,607
Income tax expense on unrealized gains on available-for-sale securities		(896)		(562)
Other comprehensive income		1,579		1,045
Comprehensive income		$3,091		2,667

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows
Three Months Ended March 31,
(In thousands)
(Unaudited)

	2012	2011
		(As adjusted)
Cash flows from operating activities:
Net income	$1,512	1,622
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on sale of investments and other assets	(98)	(19)
Net deferred policy acquisition costs	(1,813)	(2,403)
Amortization of cost of customer relationships acquired	576	647
Decrease in fair value of warrants	(36)	(399)
Depreciation	299	205
Amortization of premiums and discounts on fixed maturities and short-term investments	1,015	1,240
Deferred federal income tax benefit	(636)	(250)
Change in:
Accrued investment income	(1,066)	(999)
Reinsurance recoverable	(32)	332
Due premiums and other receivables	498	353
Future policy benefit reserves	14,026	12,100
Other policyholders' liabilities	370	1,212
Federal income tax receivable	1,297	2,042
Commissions payable and other liabilities	190	193
Other, net	(890)	(1,547)
Net cash provided by operating activities	15,212	14,329
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	503	-
Maturities and calls of fixed maturities, available-for-sale	70,619	8,871
Maturities and calls of fixed maturities, held-to-maturity	22,000	19,000
Purchase of fixed maturities, available-for-sale	(37,650)	(47,922)
Purchase of fixed maturities, held-to-maturity	(42,508)	(5,973)
Calls of equity securities, available-for-sale	325	150
Principal payments on mortgage loans	11	11
Increase in policy loans, net	(1,080)	(721)
Sale of other long-term investments	2	1
Purchase of other long-term investments	(69)	-
Purchase of property and equipment	(215)	(579)
Net cash provided by (used in) investing activities	11,938	(27,162)

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31,
(In thousands)
(Unaudited)

	2012	2011
		(As adjusted)
Cash flows from financing activities:
Warrants exercised	$68	-
Annuity deposits	1,586	1,560
Annuity withdrawals	(963)	(1,000)
Net cash provided by financing activities	691	560

Net increase (decrease) in cash and cash equivalents	27,841	(12,273)
Cash and cash equivalents at beginning of year	33,255	49,723
Cash and cash equivalents at end of period	$61,096	37,450
Supplemental disclosures of operating activities:
Cash received during the period for income taxes recovered	$(79)	(923)

Supplemental Disclosures of Non-Cash Investing Activities:

None.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012
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

The consolidated statements of financial position for March 31, 2012, the consolidated statements of comprehensive income for the three-month periods ended March 31, 2012 and 2011, and the consolidated statements of cash flows for the three-month period then ended have been prepared by the Company without audit.  In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2012 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2011.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Reserves at March 31, 2012 include an adjustment resulting in a reserve decrease of $157,000 relating to system corrections in the life segment that were discovered during the detailed system validation as part of the implementation of the new deferred acquisition accounting standard.  In addition, we have a release of incurred but not reported liability of $500,000 related to the home service claims experience which is reducing claims expense in the current quarter.

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
March 31, 2012
(Unaudited)

Reclassification

Reclassifications have been made in the current year related to certain prior year reported amounts to provide consistent presentation.

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our 2011 Form 10-K Annual Report, which should be read in conjunction with these accompanying Consolidated Financial Statements.

(2)           Accounting Pronouncements

Accounting Standards Recently Adopted

Effective January 1, 2012, the Company retrospectively adopted the Financial Accounting Standards Board’s ("FASB") guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The guidance specified that the costs must be based on successful efforts.  The guidance also specifies that advertising costs should be included as deferred acquisition costs only when the direct-response advertising accounting criteria are met.  The retrospective effect of the change in our deferred acquisition costs decreased the December 31, 2011 stockholders’ equity balance by $7.6 million, the DAC asset and deferred taxes decreased by $11.8 million and $4.1 million, respectively.

The following table provides the balance sheet and income statement accounts that were impacted by the change in accounting principle.

	As Previously Reported	Impact of Change in Accounting Principle	As Adjusted
	(In thousands, except per share data)
Balance Sheet Accounts:
As of December 31, 2011
Deferred acquisition costs	$136,300	(11,758)	124,542
Deferred federal income taxes	18,055	(4,115)	13,940
Accumulated deficit	(14,208)	(7,643)	(21,851)

Statement of Operations:
As of March 31, 2011
Capitalization of deferred policy acquisition costs	$(7,165)	524	(6,641)
Amortization of deferred policy acquisition costs	4,520	(282)	4,238
Federal income tax expense	953	(84)	869
Net income	1,780	(158)	1,622
Per share of Class A common stock:
Basic earnings per share	$0.04	(0.01)	0.03
Diluted earnings per share	$0.03	-	0.03

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have any impact on our financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2012
(Unaudited)

Accounting Standards Update ("ASU") 2011-04, “Fair Value Measurement ("Topic 820") – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and did not have any impact on the Company’s financial statements.

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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended March 31, 2012
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$28,169	10,927	-	39,096
Net investment income	4,158	3,155	264	7,577
Realized investment gains, net	2	87	9	98
Decrease in fair value of warrants	-	-	36	36
Other income	57	6	35	98
Total revenue	32,386	14,175	344	46,905

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	9,927	4,827	-	14,754
Increase in future policy benefit reserves	13,218	923	-	14,141
Policyholders' dividends	1,862	12	-	1,874
Total insurance benefits paid or provided	25,007	5,762	-	30,769

Commissions	5,022	3,642	-	8,664
Other general expenses	2,920	2,964	732	6,616
Capitalization of deferred policy acquisition costs	(4,512)	(1,427)	-	(5,939)
Amortization of deferred policy acquisition costs	3,651	475	-	4,126
Amortization of cost of customer relationships acquired	209	367	-	576
Total benefits and expenses	32,297	11,783	732	44,812
Income (loss) before income tax expense	$89	2,392	(388)	2,093

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2012
(Unaudited)

	Three Months Ended March 31, 2011
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$26,520	10,708	-	37,228
Net investment income	3,867	3,237	196	7,300
Realized investment gains, net	-	19	-	19
Decrease in fair value of warrants	-	-	399	399
Other income	87	8	28	123
Total revenue	30,474	13,972	623	45,069

Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	9,401	5,478	-	14,879
Increase in future policy benefit reserves	11,809	509	-	12,318
Policyholders' dividends	1,643	19	-	1,662
Total insurance benefits paid or provided	22,853	6,006	-	28,859

Commissions	5,342	3,730	-	9,072
Other general expenses	2,854	2,975	574	6,403
Capitalization of deferred policy acquisition costs	(5,065)	(1,576)	-	(6,641)
Amortization of deferred policy acquisition costs	3,652	586	-	4,238
Amortization of cost of customer relationships acquired	216	431	-	647
Total benefits and expenses	29,852	12,152	574	42,578
Income before income tax expense	$622	1,820	49	2,491

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2012
(Unaudited)

(4)	Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$1,512	1,622

Net income allocated to Class A common stock	$1,497	1,606
Net income allocated to Class B common stock	15	16
Net income available to common stockholders	$1,512	1,622
Denominator:
Weighted average shares of Class A outstanding - basic and diluted	48,959	48,687
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002

Basic earnings per share of Class A common stock	$0.03	0.03
Basic earnings per share of Class B common stock	0.02	0.02
Diluted earnings per share of Class A common stock	0.03	0.03
Diluted earnings per share of Class B common stock	0.02	0.01

The diluted earnings per share calculation has assumptions regarding the exercise of warrants issued to certain investors as discussed below in Note 8 - Convertible Preferred Stock: Warrants.  No dilution occurred for the three months ended March 31, 2012.

(5)	Investments

The Company invests primarily in fixed maturity securities, which totaled 82.1% of total investments and cash and cash equivalents at March 31, 2012.

	March 31, 2012		December 31, 2011
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)

Fixed maturity securities	$737,017	82.1	$741,753	85.0
Equity securities	46,723	5.2	46,137	5.3
Mortgage loans	1,546	0.2	1,557	0.2
Policy loans	40,170	4.5	39,090	4.5
Real estate and other long-term investments	8,686	1.0	8,644	1.0
Short-term investments	2,030	0.2	2,048	0.2
Cash and cash equivalents	61,096	6.8	33,255	3.8
Total cash, cash equivalents and investments	$897,268	100.0	$872,484	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2012
(Unaudited)

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities and equity securities as of the periods indicated.

	March 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Fixed maturities available-for-sale:
U.S. Treasury securities	$10,213	3,226	-	13,439
U.S. Government-sponsored enterprises	94,839	2,800	28	97,611
States of the United States and political subdivisions of the states	154,747	11,932	794	165,885
Foreign governments	105	33	-	138
Corporate	199,092	14,773	1,348	212,517
Securities not due at a single maturity date	7,832	559	4	8,387
Total available-for-sale securities	466,828	33,323	2,174	497,977

Held-to-maturity securities:
U.S. Government-sponsored enterprises	154,425	542	226	154,741
States of the United States and political subdivisions of the states	58,293	2,808	29	61,072
Corporate	26,322	293	45	26,570
Total held-to-maturity securities	239,040	3,643	300	242,383
Total fixed maturities	$705,868	36,966	2,474	740,360

Equity securities:
Stock mutual funds	$12,686	656	97	13,245
Bond mutual funds	31,504	267	59	31,712
Common stock	17	4	-	21
Preferred stock	1,190	555	-	1,745
Total equity securities	$45,397	1,482	156	46,723

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2012
(Unaudited)

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

At March 31, 2012, the Company had $7.8 million of mortgage-backed security holdings based on amortized cost, of which $7.2 million, or 91.3%, were residential U.S. Government-sponsored issues.  Mortgage-backed securities are also referred to as securities not due at a single maturity date throughout this report.  The majority of the Company's equity securities are diversified stock and bond mutual funds.

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
March 31, 2012
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

The Company did not recognize any other-than-temporary impairments ("OTTI") during the three months ended March 31, 2012 and 2011.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2012
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	March 31, 2012
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)

Fixed maturities:
Available-for-sale securities:
U.S. Government-sponsored enterprises	$6,233	26	5	1,001	2	1	7,234	28	6
States of the United States and political subdivisions of the states	8,192	91	9	6,417	703	3	14,609	794	12
Corporate	46,239	503	34	8,544	845	6	54,783	1,348	40
Securities not due at a single maturity date	237	1	1	66	3	2	303	4	3
Total available-for-sale securities	60,901	621	49	16,028	1,553	12	76,929	2,174	61
Held-to-maturity securities:
U.S. Government-sponsored enterprises	53,043	215	27	1,112	11	1	54,155	226	28
States of the United States and political subdivisions of the states	7,462	29	5	-	-	-	7,462	29	5
Corporate	12,458	45	9	-	-	-	12,458	45	9
Total held-to-maturity securities	72,963	289	41	1,112	11	1	74,075	300	42
Total fixed maturities	$133,864	910	90	17,140	1,564	13	151,004	2,474	103

Equity securities:
Stock mutual funds	$7,437	97	2	-	-	-	7,437	97	2
Bond mutual funds	6,364	59	3	-	-	-	6,364	59	3
Total equities	$13,801	156	5	-	-	-	13,801	156	5

As of March 31, 2012, the Company had 12 available-for-sale securities and 1 held-to-maturity security that were in an unrealized loss position for greater than 12 months.  These securities consisted of U.S. Government-sponsored enterprises, municipals, corporate and mortgage-backed securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2012
(Unaudited)

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

We have reviewed these securities for the periods ended March 31, 2012 and December 31, 2011 and determined that no other-than-temporary impairment exists based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis, and future information may become available which could result in impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2012
(Unaudited)

The amortized cost and fair value of fixed maturity securities at March 31, 2012 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$7,339	7,450
Due after one year through five years	52,579	54,785
Due after five years through ten years	108,692	115,135
Due after ten years	290,386	312,220
Total available-for-sale securities	458,996	489,590
Held-to-maturity securities:
Due in one year or less	4,975	4,969
Due after one year through five years	15,091	15,129
Due after five years through ten years	35,939	37,418
Due after ten years	183,035	184,867
Total held-to-maturity securities	239,040	242,383
Securities not due at a single maturity date	7,832	8,387
Total fixed maturities	$705,868	740,360

The securities not due at a single maturity date are primarily mortgage-backed obligations of U.S. Government-sponsored enterprises and corporate securities.

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.  Proceeds and gross realized gains from sales of securities for the three months ended March 31, 2012 and 2011 are summarized as follows.

	Three Months Ended March 31,
	Fixed Maturities Available-for-Sale		Equity Securities
	2012	2011	2012	2011
	(In thousands)

Proceeds	$503	-	-	-
Gross realized gains	$1	-	-	-

During the three months ended March 31, 2012 and 2011, no securities were sold for realized losses nor were there any securities sold from the held-to-maturity portfolio.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2012
(Unaudited)

(6)           Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We hold available-for-sale fixed maturity securities and equity securities, which are carried at fair value.

Fair value measurements are generally based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information.  We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  All assets and liabilities carried at fair value are required to be classified and disclosed in one of the following three categories.

•	Level 1 - Quoted prices for identical instruments in active markets.

•
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs or whose significant value drivers are observable.

•	Level 3 - Instruments whose significant value drivers are unobservable.

Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as U.S. Treasury securities and actively traded mutual fund and stock investments.

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

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on or corroborated by readily available market information.  This category consists of two private placement mortgage-backed securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2012
(Unaudited)

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	March 31, 2012
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$13,439	97,611	-	111,050
States of the United States and political subdivisions of the states	-	165,885	-	165,885
Corporate	-	212,517	-	212,517
Mortgage-backed	-	7,946	441	8,387
Foreign governments	-	138	-	138
Total fixed maturities	13,439	484,097	441	497,977
Equity securities:
Stock mutual funds	13,246	-	-	13,246
Bond mutual funds	31,711	-	-	31,711
Common stock	21	-	-	21
Preferred stock	1,745	-	-	1,745
Total equity securities	46,723	-	-	46,723
Total financial assets	$60,162	484,097	441	544,700
Financial liabilities:
Warrants outstanding	$-	415	-	415

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2012
(Unaudited)

	December 31, 2011
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$13,958	146,817	-	160,775
States of the United States and political subdivisions of the states	-	159,942	-	159,942
Corporate	-	184,545	-	184,545
Mortgage-backed	-	8,390	459	8,849
Foreign governments	-	142	-	142
Total fixed maturities	13,958	499,836	459	514,253
Equity securities:
Stock mutual funds	12,725	-	-	12,725
Bond mutual funds	31,414	-	-	31,414
Common stock	24	-	-	24
Preferred stock	1,974	-	-	1,974
Total equity securities	46,137	-	-	46,137
Total financial assets	$60,095	499,836	459	560,390
Financial liabilities:
Warrants outstanding	$-	451	-	451

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2012
(Unaudited)

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At March 31, 2012, our fixed maturity securities, valued using a third-party pricing source, totaled $484.1 million for Level 2 assets and comprised 88.9% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third-party pricing models and review model parameters for reasonableness.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding, and consist of two private placement mortgage-backed securities with a total value of $0.4 million.  Our Level 3 assets are current relative to principal and interest payments and are considered immaterial to our financial statements.  For the three months ended March 31, 2012, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

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

	March 31, 2012	December 31, 2011
	(In thousands)

Balance at beginning of period	$459	519
Total realized and unrealized gains (losses)
Included in net income	-	-
Included in other comprehensive income	(2)	6
Principal paydowns	(16)	(66)
Transfer in and (out) of Level 3	-	-
Balance at end of period	$441	459

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
March 31, 2012
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

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$239,040	242,383	227,500	230,093
Mortgage loans	1,546	1,488	1,557	1,428
Policy loans	40,170	40,170	39,090	39,090
Short-term investments	2,030	2,030	2,048	2,048
Cash and cash equivalents	61,096	61,096	33,255	33,255
Financial liabilities:
Annuities	48,119	48,211	47,060	43,402

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential and commercial properties.  Weighted average interest rates for these loans were approximately 6.6% per year as of March 31, 2012 and December 31, 2011, with maturities ranging from one to thirty years.  Management estimated the fair value using an annual interest rate of 6.25% at March 31, 2012.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.7% as of both March 31, 2012 and December 31, 2011, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature.  Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at March 31, 2012 using discounted cash flows with an interest rate based upon swap rates adjusted for various risk adjustments.  The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2012
(Unaudited)

(7)	Legal Proceedings

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

SPFIC is a defendant in a lawsuit in Louisiana styled The State of Louisiana v. AAA Insurance (the "Road Home Litigation"), which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007.  The Louisiana Attorney General initially filed the Road Home Litigation as a putative class action lawsuit in state court against SPFIC and approximately 200 other insurers on behalf of the State of Louisiana, as assignee, and on behalf of a class of Road Home fund recipients alleging that SPFIC and the other insurers have failed to pay all damages owed under their policies. The insurers removed the matter to federal court.  The defendants filed a motion to dismiss, and in March 2009, the district court granted part of the defendants’ motion, dismissing all of the extra-contractual claims, including the bad faith and breach of fiduciary duty claims.  As a result, the remaining claims are for breach of contract and declaratory relief on the alleged underpayment of claims by the insurers.  The defendants also had moved to dismiss the complaint on grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the insurers’ policies.  The court denied the defendants’ motion for reconsideration on the assignment issue but found the matter was ripe for consideration by the federal appellate court.  The defendants filed a petition for permission to appeal to the Fifth Circuit.  The Fifth Circuit accepted review.  On July 20, 2011, the Fifth Circuit ruled there was no public policy which precludes an anti-assignment clause from applying to post loss assignments, but the anti-assignment language must be evaluated on a policy by policy basis and unambiguously express that the non-assignment clause applies to post-loss assignments. In October 2011, the United States District Court for the Eastern District of Louisiana denied the State’s motion to remand to state court.  The Road Home Litigation remains pending in federal district court, but all class allegations have now been dismissed.  The State has yet to identify the specific claims it intends to pursue against SPFIC, or the alleged deficiencies in adjusting those claims. The United States District for the Eastern District of Louisiana has recently established a deadline of May 31, 2012 for the State to identify the claims it intends to pursue against SPFIC.  Each individual claim at issue will require an individual analysis. A number of the claims may be subject to individual defenses and many may not be covered by the SPFIC policies at issue.  To date, there has been no discovery in the Road Home Litigation.  We anticipate the State will vigorously pursue the matter in the district court and are uncertain as to the impact a case by case analysis of claims will have on SPFIC.  An estimate of possible loss or range of loss cannot be made at this time as a result of the Fifth Circuit or federal district court's rulings in the Road Home Litigation.  SPFIC intends to vigorously defend any remaining proceedings.

SPFIC is vigorously defending a number of matters in various stages of development filed in the aftermath of Hurricane Katrina and Hurricane Rita in addition to the Road Home Litigation, including a number of individual lawsuits, which are immaterial to the Company’s financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2012
(Unaudited)

(8)	Convertible Preferred Stock: Warrants

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

There are outstanding warrants to purchase the Company's stock at prices ranging from $6.72 to $7.93, which were issued to investors of the Series A-2 Preferred.  These warrants will expire this year unless exercised.

As of March 31, 2012
Warrants Outstanding	Expiration Date	Strike Price	Fair Value
			(In thousands)
56,219	7/12/12	$6.72	$179
51,657	9/30/12	7.93	116
52,121	10/06/12	7.86	120
159,997			$415

The fair value of the warrants is calculated using the Black-Scholes option pricing model and is classified as a liability on the balance sheet in the amount of approximately $0.4 million at March 31, 2012 and December 31, 2011, respectively.  The change in fair value of warrants is reported as a component of revenue in the income statement.

(9)	Income Taxes

The effective tax rate was 27.8% and 34.9% for the first quarter of 2012 and 2011, respectively.  In periods where our effective tax rate is lower than the statutory tax rate of 35%, the difference is primarily due to gains and losses from the change in fair value of outstanding warrants to purchase Class A common stock.  The change in fair value of outstanding warrants, which is not taxable, resulted in an increase in income, as previously noted, of $36 thousand and $399 thousand for the three months ended March 31, 2012 and 2011, respectively.  The effective tax rate is lower in the current year compared to 2011 because the Company began purchasing tax-exempt state and local bonds in the second half of 2011 in the non-insurance companies where the full tax benefit can be realized.

(10)	Related Party Transactions

The Company has various routine related party transactions related to the holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the three months ended March 31, 2012.  See our Annual Report on Form 10-K as of December 31, 2011 for a comprehensive discussion of these transactions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

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

•	Results of litigation we may be involved in;
•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;
•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company's products or services;
•	Our concentration of business from persons residing in Latin America and the Pacific Rim;
•	Our success at managing risks involved in the foregoing;
•	Changes in tax laws;
•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;
•	Changes in statutory or U.S. GAAP accounting principles, policies or practices; and
•	The risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under the heading "Part II. - Item 1A - Risk Factors."

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

Overview

Citizens is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975.  Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of March 31, 2012, we had approximately $1.1 billion of total assets and approximately $5.3 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

Current Financial Highlights

Financial highlights for the three month period ended March 31, 2012 compared to the same period in 2011 were:

•	Insurance revenues rose 5.0% for the three month period to $39.1 million in 2012 from $37.2 million in 2011, primarily from sales in our life insurance segment.

•
Net investment income increased 3.8%.  The average yield on the consolidated portfolio decreased to 3.76% for the quarter ended in 2012.  For the three month period, the increase in the invested assets due to premium revenue growth offset the decrease in yield.

•
Claims and surrenders expense decreased slightly, as a result of a release of incurred but not reported liability of $0.5 million related to home service claims offsetting an increase in reported claims in the life segment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

Our Operating Segments

Our business is comprised of three operating business segments, as detailed below.

•	Life Insurance
•	Home Service Insurance
•	Other Non-Insurance Enterprises

Our insurance operations are the primary focus of the Company, as those operations generate the majority of our income.  See the discussion under Segment Operations for detailed analysis.  The amount of insurance, number of policies, and average face amounts of policies issued during the periods indicated are shown below.

	Three Months Ended March 31,
	2012			2011
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued

Life	$69,701,843	1,236	$56,393	$87,595,557	1,363	$64,267
Home Service	58,398,514	8,250	7,079	59,463,098	8,065	7,221

Note:  All discussions below compare or state results for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenues:
Premiums:
Life insurance	$37,406	35,611
Accident and health insurance	413	372
Property insurance	1,277	1,245
Net investment income	7,577	7,300
Realized investment gains, net	98	19
Decrease in fair value of warrants	36	399
Other income	98	123
Total revenues	46,905	45,069
Exclude fair value adjustments	(36)	(399)
Total revenues excluding fair value adjustments	$46,869	44,670

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

Premium Income.  Premium income derived from life, accident and health, and property insurance sales increased 5.0% in 2012 for the three months compared to March 31, 2011, primarily resulting from the life segment as discussed below.

Net investment income performance is summarized as follows.

	March 31,	December 31,	March 31,
	2012	2011	2011
	(In thousands, except for %)

Net investment income, annualized	$30,309	30,099	29,200
Average invested assets, at amortized cost	806,472	767,079	740,549
Annualized yield on average invested assets	3.76%	3.92%	3.94%

Yields on invested assets vary between segment operations due to different portfolio mixes in the segments.  The life segment invests more in U.S. government securities while the home service segment has a larger investment in the corporate and municipal sectors.

Investment income from debt securities accounted for approximately 81.6% of total investment income for the three months ended March 31, 2012.  We continue to hold investments in bonds of U.S. Government-sponsored enterprises, such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), which comprised 35.3% of the total fixed maturity portfolio based on amortized cost at March 31, 2012.  We have increased our investment purchases of corporate and municipal securities over the past several quarters, focusing on utility service sectors in corporate securities.  In addition, we have reinvested proceeds from bond calls in the last two quarters of 2011 into bond mutual funds.  These securities offer a competitive yield with a shorter duration.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Gross investment income:
Fixed maturity securities	$6,542	6,517
Equity securities	558	197
Mortgage loans	27	27
Policy loans	810	710
Long-term investments	65	53
Other investment income	20	75
Total investment income	8,022	7,579
Investment expenses	(445)	(279)
Net investment income	$7,577	7,300

The additional income from the purchase of bond mutual funds in the last half of 2011 resulted in increased dividend income in the current three month period.  In addition, the increase in the asset balance of policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.

Change in Fair Value of Warrants.  The Company adjusts the liability related to its outstanding warrants to purchase shares of Class A common stock at each reporting date to reflect the current fair value of the warrants computed based on the Class A common stock value calculated using the Black-Scholes option pricing model.  As the Class A common stock value increases and decreases, the change in the warrant liability also increases and decreases in inverse order.  The adjustment to fair value is recorded as an increase or decrease in the fair value of the warrants in the consolidated statement of operations.  The remaining warrants expire at various dates during 2012.  See Note 8 - Convertible Preferred Stock:  Warrants of the accompanying financial statements for further discussion.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

Benefits and Expenses

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$14,754	14,879
Increase in future policy benefit reserves	14,141	12,318
Policyholders' dividends	1,874	1,662
Total insurance benefits paid or provided	30,769	28,859

Commissions	8,664	9,072
Other general expenses	6,616	6,403
Capitalization of deferred policy acquisition costs	(5,939)	(6,641)
Amortization of deferred policy acquisition costs	4,126	4,238
Amortization of cost of customer relationships acquired	576	647
Total benefits and expenses	$44,812	42,578

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Death claims	$5,725	6,026
Surrender benefits	4,633	4,362
Endowments	3,480	3,401
Property claims	364	553
Accident and health benefits	75	105
Other policy benefits	477	432
Total claims and surrenders	$14,754	14,879

Increase in Future Policy Benefit Reserves.  Reserves as of March 31, 2012, were impacted by an increase in international sales of endowment policies that produce a faster reserve build-up than whole life products.

Policyholder Dividends.  All of our international policies are participating, and the dividends are factored into the premium rates charged.  As policy provisioned dividend rates increase each year that a policy is in force, dividend expense is expected to increase as this block of insurance becomes more seasoned.

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels by agents and associates.  Commission expense decreased from the prior year, as renewal premiums, which have lower commission rates, comprised a larger portion of revenues in the current year.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized under current accounting guidance include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  The decrease for the first quarter of 2012 compared to the same period in 2011 is the result of a decrease in first year premium production in the current year.  Though premium revenue increased in the current year, it was related to an increase in renewal premiums compared to the prior year.  Commissions paid on renewal premiums are significantly lower than that paid on first year business.  Amortization for the three months ended March 31, 2011, included a computer system adjustment to refine estimates that decreased amortization by $0.3 million which affects current year comparability.  Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

Federal Income Tax.  The effective rates for the three months ended March 31, 2012, was 27.8% versus 34.9% for the same period in 2011.  Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.  See Note 9 - Income Taxes in the consolidated financial statements for further discussion.

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance of its segments based on net income before income taxes.

	Income (Loss) Before Income Taxes
	Three Months Ended March 31,
	2012	2011
	(In thousands)

Life Insurance	$89	622
Home Service Insurance	2,392	1,820
Other Non-Insurance Enterprises	(388)	49
Total	$2,093	2,491

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
March 31, 2012

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
•
premiums typically paid annually rather than monthly or quarterly, which reduces our administrative expenses, accelerates cash flow and results in lower policy lapse rates than premiums with more frequently scheduled payments; and

•	favorable persistency levels and mortality rates compared to U.S. policies.

International Products

We offer several ordinary whole life insurance and endowment products designed to meet the needs of our non-U.S. policyowners.  These policies have been structured to provide:

•	U.S. Dollar-denominated cash values that accumulate, beginning in the first policy year, to a policyholder during his or her lifetime;
•	premium rates that are competitive with or better than most foreign local companies;
•	a hedge against local currency inflation;
•	protection against devaluation of foreign currency;
•	capital investment in the United States’ more secure economic environment; and
•	lifetime income guarantees for an insured or for surviving beneficiaries.

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

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Country
Colombia	$5,592	4,945
Venezuela	5,057	4,504
Taiwan	3,820	3,855
Ecuador	3,172	2,983
Argentina	1,905	1,861
Other Non-U.S.	6,693	6,527
Total	$26,239	24,675

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
State
Texas	$1,230	1,253
Indiana	417	499
Mississippi	191	284
Oklahoma	191	257
Missouri	161	208
Other States	729	752
Total	$2,919	3,253

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded this business to an unaffiliated insurance company under a coinsurance agreement, under which it assumes substantially all of our accident and health policies.  The premium amounts ceded under the coinsurance agreement for the three months ended March 31, 2012 and 2011 were $1.0 million and $1.2 million, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenue:
Premiums	$28,169	26,520
Net investment income	4,158	3,867
Realized investment gains, net	2	-
Other income	57	87
Total revenue	32,386	30,474
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	9,927	9,401
Increase in future policy benefit reserves	13,218	11,809
Policyholders' dividends	1,862	1,643
Total insurance benefits paid or provided	25,007	22,853

Commissions	5,022	5,342
Other general expenses	2,920	2,854
Capitalization of deferred policy acquisition costs	(4,512)	(5,065)
Amortization of deferred policy acquisition costs	3,651	3,652
Amortization of cost of customer relationships acquired	209	216
Total benefits and expenses	32,297	29,852
Income before income tax expense	$89	622

Premiums.  Premium revenues increased for the three month period ended March 31, 2012, compared to the same period in 2011 due to international renewal business, which experienced strong persistency as this block of insurance ages.

Life insurance premium breakout is detailed below.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Premiums:
First year	$3,339	4,098
Renewal	24,830	22,422
Total premiums	$28,169	26,520

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

Net Investment Income.  Net investment income was negatively impacted by the low interest rate environment, which has resulted in declining portfolio yields.

	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2012	2011	2011
	(In thousands, except for %)

Net investment income, annualized	$16,635	16,401	15,468
Average invested assets, at amortized cost	$473,922	443,707	424,226
Annualized yield on average invested assets	3.51%	3.70%	3.65%

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Death claims	$1,980	1,848
Surrender benefits	4,038	3,746
Endowment benefits	3,473	3,395
Accident and health benefits	55	71
Other policy benefits	381	341
Total claims and surrenders	$9,927	9,401

•
Death claims expense was higher for the three months in 2012 due to more reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

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

•	Other policy benefits result primarily from interest paid on premium deposits and dividend accumulations on policyholder liability accounts.

Increase in Future Policy Benefit Reserves.   Policy benefit reserves increased for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to increased sales of endowment products, which build up reserve balances more quickly compared to other life product sales.  Endowment sales have become more popular relative to our international sales in the past few years, representing approximately 80% and 75% of total new first year premium through the three months in 2012 and 2011, respectively.

Commissions.  Commission expense decreased for the three months ended March 31, 2012, compared to the same periods in 2011.  This expense fluctuates directly with new premium revenues, which were lower in the three months ended 2012 compared to 2011, despite the rise in total premiums for the current year.  Commission rates paid to agents are higher on first year premium sales, which were down 18.5% in 2012 compared to 2011.  Renewal premiums for the three months ended, which pay commissions at lower rates, are up $2.4 million in 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

Other General Expenses.  The expenses are allocated by segment, based upon an annual expense study performed by the Company, and remained flat period to period.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs decreased for the three months ended March 31, 2012, due to a decrease in first year premiums and an increase in renewal commissions paid during the period, which have a lower commission rate than first year business.  DAC capitalization is directly correlated to fluctuations in first year commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three months ended in 2012 was up compared to 2011, as DAC asset balances are higher causing amortization to trend upward.

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

The following table sets forth our premiums by state for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
State
Louisiana	$10,326	10,142
Arkansas	527	521
Mississippi	110	92
Other States	238	250
Total	$11,201	11,005

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

We provide final expense ordinary life insurance and annuity products primarily to middle and lower income individuals primarily in Louisiana, Mississippi and Arkansas.  New products were approved for sale in Mississippi since the beginning of 2012 and we expect to increase sales as we expand our marketing force in this state.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenue:
Premiums	$10,927	10,708
Net investment income	3,155	3,237
Realized investment gains, net	87	19
Other income	6	8
Total revenue	14,175	13,972
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	4,827	5,478
Increase in future policy benefit reserves	923	509
Policyholders' dividends	12	19
Total insurance benefits paid or provided	5,762	6,006

Commissions	3,642	3,730
Other general expenses	2,964	2,975
Capitalization of deferred policy acquisition costs	(1,427)	(1,576)
Amortization of deferred policy acquisition costs	475	586
Amortization of cost of customer relationships acquired	367	431
Total benefits and expenses	11,783	12,152
Income before income tax expense	$2,392	1,820

Premiums.  The premium increases of 2.0% were due to ongoing home service marketing efforts, in addition to a small block of policies acquired in the latter part of 2011 that were reflected in the current year.

Net Investment Income.  Net investment income for our home service insurance segment portfolio yields are as follows.

	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2012	2011	2011
	(In thousands, except for %)

Net investment income, annualized	$12,620	12,861	12,948
Average invested assets, at amortized cost	291,074	287,553	284,171
Annualized yield on average invested assets	4.34%	4.47%	4.56%

Realized Gains, Net.  Net realized gains for the three months ended March 31, 2012 were due to calls of debt securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

Claims and Surrenders.  Claims and surrenders decreased for the three months ended March 31, 2012, compared to the same period in 2011, and were within expected ranges.

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Death claims	$3,745	4,178
Surrender benefits	595	616
Endowment benefits	7	6
Property claims	364	553
Accident and health benefits	20	34
Other policy benefits	96	91
Total claims and surrenders	$4,827	5,478

•
Death claims expense was lower for the three months in 2012 due to a release of incurred but not reported liability of $0.5 million related to our claim experience calculation.  Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•	Property claims decreased for the three months of 2012 compared to the same periods in 2011, resulting from fewer reported claims.

Other General Expenses.  The expenses are allocated by segment based upon an annual expense study performed by the Company and remained relatively flat between 2012 and 2011.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs decreased slightly for the three months ended March 31, 2012, as commissions paid also decreased during the period.  DAC capitalization is directly correlated to fluctuations in commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three month period of 2011 includes an adjustment that resulted in an increase of $0.3 million due to a refinement in an estimate using system generated information related to SPLIC assumptions.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested cash, cash equivalents and investments.

	March 31, 2012		December 31, 2011
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)

Marketable securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$265,475	29.6	$321,186	36.8
Corporate	238,839	26.6	195,374	22.4
States of the United States and political subdivisions of the states	224,178	25.0	216,202	24.8
Mortgage-backed (1)	8,387	0.9	8,849	1.0
Foreign governments	138	-	142	-
Short-term investments	2,030	0.2	2,048	0.2
Total marketable securities	739,047	82.3	743,801	85.2

Cash and cash equivalents	61,096	6.8	33,255	3.8
Other investments:
Policy loans	40,170	4.5	39,090	4.5
Equity securities	46,723	5.2	46,137	5.3
Mortgage loans	1,546	0.2	1,557	0.2
Real estate	8,574	1.0	8,539	1.0
Other long-term investments	112	-	105	-
Total cash, cash equivalents and investments	$897,268	100.0	$872,484	100.0

 (1)  Includes $7.2 million and $8.1 million of U.S. Government-sponsored enterprises at March 31, 2012, and December 31, 2011, respectively.

The Company increased holdings in investment grade corporate securities during the first three months of 2012.  Cash and cash equivalents increased as of March 31, 2012, due to timing of cash inflows and investment into marketable securities.

The held-to-maturity portfolio as of March 31, 2012, represented 32.4% of the total fixed maturity securities owned based upon carrying values, with the remaining 67.6% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)

AAA	$46,577	6.3	$46,663	6.3
AA	435,713	59.1	482,869	65.1
A	121,954	16.6	99,266	13.4
BBB	111,109	15.1	95,558	12.9
BB and other	21,664	2.9	17,397	2.3
Totals	$737,017	100.0	$741,753	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

The Company made new investments in the A and BBB credit categories of corporate bonds, primarily public utility issuers.

Credit ratings reported for the periods indicated are assigned by a Nationally Recognized Statistical Rating Organization (“NRSRO”) such as Moody’s Investors Service, Standard & Poor’s or Fitch Ratings.  A credit rating assigned by an NRSRO is a quality based rating, with AAA representing the highest quality and D the lowest, with BBB and above being considered investment grade.  In addition, the Company may use credit ratings of the National Association of Insurance Commissioners (“NAIC”) Securities Valuation Office (“SVO”) as assigned, if there is no NRSRO rating.  Securities rated by the SVO are grouped in the equivalent NRSRO category as stated by the SVO and securities that are not rated by an NRSRO are included in the “other” category.

The Company has no direct sovereign European debt exposure as of March 31, 2012.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of March 31, 2012, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	March 31, 2012
	General Obligation		Special Revenue		Total		% Based on
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Amortized
	Value	Cost	Value	Cost	Value	Cost	Cost
	(In thousands)

AAA	$19,727	17,643	9,506	8,844	29,233	26,487	12.4
AA	51,859	47,976	97,441	90,721	149,300	138,697	65.2
A	3,091	3,112	35,946	34,240	38,587	37,352	17.5
BBB	512	516	4,746	4,798	5,258	5,314	2.5
BB and other	-	-	4,579	5,190	4,579	5,190	2.4
Total	$75,189	69,247	151,768	143,793	226,957	213,040	100.0

Municipals shown excluding third party guarantees

	March 31, 2012
	General Obligation		Special Revenue		Total		% Based on
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Amortized
	Value	Cost	Value	Cost	Value	Cost	Cost
	(In thousands)

AAA	$1,479	1,442	9,506	8,844	10,985	10,286	4.8
AA	51,157	47,035	72,882	67,606	124,039	114,641	53.8
A	5,921	5,820	58,770	56,083	64,691	61,903	29.1
BBB	512	516	6,031	6,070	6,543	6,586	3.1
BB and other	16,120	14,434	4,579	5,190	20,699	19,624	9.2
Total	$75,189	69,247	151,768	143,793	226,957	213,040	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

		Amortized	% of Total
	Fair Value	Cost	Fair Value
	(In thousands)

Electricity power improvements	$27,120	25,854	11.9
Public improvements	27,349	25,859	12.1

The tables below represent the Company's exposure of municipal holdings in Louisiana and Texas, which exceed 10% of the total municipal portfolio as of March 31, 2012.

	March 31, 2012
	General Obligation		Special Revenue		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees

AA	$10,647	10,009	18,126	17,215	28,773	27,224
A	126	120	14,301	13,654	14,427	13,774
BBB	512	516	4,746	4,798	5,258	5,314
BB and other	-	-	4,579	5,190	4,579	5,190
Total	$11,285	10,645	41,752	40,857	53,037	51,502

Louisiana securities excluding third party guarantees

AA	$9,534	8,964	12,583	12,041	22,117	21,005
A	1,239	1,165	18,559	17,556	19,798	18,721
BBB	512	516	6,031	6,070	6,543	6,586
BB and other	-	-	4,579	5,190	4,579	5,190
Total	$11,285	10,645	41,752	40,857	53,037	51,502

Texas securities including third party guarantees

AAA	$19,727	17,643	5,040	4,607	24,767	22,250
AA	6,481	6,052	10,681	10,417	17,162	16,469
A	1,315	1,310	3,286	3,277	4,601	4,587
Total	$27,523	25,005	19,007	18,301	46,530	43,306

Texas securities excluding third party guarantees

AAA	$1,479	1,442	5,041	4,606	6,520	6,048
AA	22,922	20,545	7,034	6,780	29,956	27,325
A	1,315	1,310	6,932	6,915	8,247	8,225
BB and other	1,807	1,708	-	-	1,807	1,708
Total	$27,523	25,005	19,007	18,301	46,530	43,306

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At March 31, 2012, total holdings of municipal securities in Louisiana represented 23.4% of all municipal holdings based upon fair value.  The Company also holds 20.5% of its municipal holdings in Texas issuers.  There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of March 31, 2012.

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

The Company did not recognize any other-than-temporary impairments for the three months ended 2012 or 2011.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow and did not do so during the first three months of 2012.  Our investments as of March 31, 2012, consist of 59.6% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

Cash flows from our insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $15.2 million and $14.3 million for the three months ended March 31, 2012 and 2011, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash inflows from investing activities totaled $11.9 million for the three months ended March 31, 2012, with net cash outflows for the three months ended March 31, 2011 of $27.2 million.  The 2012 net cash inflows from investing activities resulted primarily from an increase in cash balances of $27.8 million that was awaiting investment in suitable long-term securities.

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

All insurance subsidiaries were above the RBC minimums at December 31, 2011.  The ratios of adjusted statutory capital to control level RBC are shown below.

December 31,
2011

CICA	628%
CNLIC	4,066%
SPFIC	408%
SPLIC	1,298%

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Form 10-K for the year ended December 31, 2011.  The Company does not have off-balance sheet arrangements at March 31, 2012, and does not expect any future effects on the Company's financial condition related to any such arrangements.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2012 and 2011. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements except as specifically noted below.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012
Deferred Policy Acquisition Costs

Acquisition costs, consisting of commissions and policy issuance, underwriting and agency expenses that relate to the successful issuance of an insurance policy, are deferred.  These deferred policy acquisition costs are amortized primarily over the estimated premium paying period of the related policies in proportion to the ratio of the annual premium recognized to the total premium revenue anticipated, using the same assumptions as were used in computing liabilities for future policy benefits.

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

The following table summarizes net unrealized gains and losses for the periods indicated.

	March 31, 2012			December 31, 2011
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)

Fixed maturities, available-for-sale	$466,828	497,977	31,149	484,809	514,253	29,444
Fixed maturities, held-to-maturity	239,040	242,383	3,343	227,500	230,093	2,593
Total fixed maturities	$705,868	740,360	34,492	712,309	744,346	32,037
Total equity securities	$45,397	46,723	1,326	45,599	46,137	538

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 88.1% of our investment portfolio based on carrying value as of March 31, 2012.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.  Approximately 36.0% of the fixed maturities at carrying value on March 31, 2012, were invested in U.S. Treasury and U.S. Government-sponsored enterprises.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of March 31, 2012, were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond increased to 2.2% during the quarter ended March 31, 2012, from 1.9% at December 31, 2011.  Net unrealized gains on fixed maturity securities totaled $34.5 million at March 31, 2012, compared to $32.0 million at December 31, 2011.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  Approximately 67.3% of fixed maturities were held in available-for-sale and 32.7% in held-to-maturity based upon fair value at March 31, 2012.  At March 31, 2012, and December 31, 2011, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 5.6% of our total investments at March 31, 2012, with 96.2% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

During the quarter ended March 31, 2012, there were no changes in the Company's internal controls over financial reporting that materially affect or are reasonably likely to affect the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

SPFIC is a defendant in a lawsuit in Louisiana styled The State of Louisiana v. AAA Insurance (the "Road Home Litigation"), which was filed in the Civil District Court for the Parish of Orleans on August 23, 2007.  The Louisiana Attorney General initially filed the Road Home Litigation as a putative class action lawsuit in state court against SPFIC and approximately 200 other insurers on behalf of the State of Louisiana, as assignee, and on behalf of a class of Road Home fund recipients alleging that SPFIC and the other insurers have failed to pay all damages owed under their policies. The insurers removed the matter to federal court.  The defendants filed a motion to dismiss, and in March 2009, the district court granted part of the defendants’ motion, dismissing all of the extra-contractual claims, including the bad faith and breach of fiduciary duty claims.  As a result, the remaining claims are for breach of contract and declaratory relief on the alleged underpayment of claims by the insurers.  The defendants also had moved to dismiss the complaint on grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the insurers’ policies.  The court denied the defendants’ motion for reconsideration on the assignment issue but found the matter was ripe for consideration by the federal appellate court.  The defendants filed a petition for permission to appeal to the Fifth Circuit.  The Fifth Circuit accepted review.  On July 20, 2011, the Fifth Circuit ruled there was no public policy which precludes an anti-assignment clause from applying to post loss assignments, but the anti-assignment language must be evaluated on a policy by policy basis and unambiguously express that the non-assignment clause applies to post-loss assignments. In October 2011, the United States District Court for the Eastern District of Louisiana denied the State’s motion to remand to state court.  The Road Home Litigation remains pending in federal district court, but all class allegations have now been dismissed.  The State has yet to identify the specific claims it intends to pursue against SPFIC, or the alleged deficiencies in adjusting those claims. The United States District for the Eastern District of Louisiana has recently established a deadline of May 31, 2012 for the State to identify the claims it intends to pursue against SPFIC.  Each individual claim at issue will require an individual analysis. A number of the claims may be subject to individual defenses and many may not be covered by the SPFIC policies at issue.  To date, there has been no discovery in the Road Home Litigation.  We anticipate the State will vigorously pursue the matter in the district court and are uncertain as to the impact a case by case analysis of claims will have on SPFIC.  An estimate of possible loss or range of loss cannot be made at this time as a result of the Fifth Circuit or federal district court's rulings in the Road Home Litigation.  SPFIC intends to vigorously defend any remaining proceedings.

SPFIC is vigorously defending a number of matters in various stages of development filed in the aftermath of Hurricane Katrina and Hurricane Rita in addition to the Road Home Litigation, including a number of individual lawsuits, which are immaterial to the Company’s financial statements.

Item 1A.	RISK FACTORS

There are no updates to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

On May 7, 2012, the Company issued a news release (the "Release") reporting, among things, results of operations for its first quarter of 2012.  A copy of the Release is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q.  Citizens also announced that it would hold a conference call to discuss its financial results at 10:00 a.m. Central Daylight Time on Tuesday, May 8, 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2012

Item 6.	EXHIBITS

Exhibit Number	The following exhibits are filed herewith:

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Bylaws (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1	News Release reporting first quarter results issued on May 7, 2012 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)
__________________
* Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1 and incorporated herein by reference.
(b)	Filed on March 31, 1999 with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1998, as Exhibit 3.2, and incorporated herein by reference.
(c)	Filed on July 15, 2004, with the Registrant's Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

	By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

	By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer and Treasurer

Date: May 7, 2012