Form 10-Q
period 2012-06-30
CITIZENS INC
filed 2012-08-06
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
___________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  _____ to _____
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

As of August 3, 2012, the Registrant had 49,019,157 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands)

	June 30, 2012	December 31, 2011
Assets	(Unaudited)	(As adjusted)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $513,585 and $484,809 in 2012 and 2011, respectively)	$551,076	514,253
Fixed maturities held-to-maturity, at amortized cost (fair value: $194,595 and $230,093 in 2012 and 2011, respectively)	189,821	227,500
Equity securities available-for-sale, at fair value (cost: $45,324 and $45,599 in 2012 and 2011, respectively)	46,409	46,137
Mortgage loans on real estate	1,535	1,557
Policy loans	41,114	39,090
Real estate held for investment (less $1,217 and $1,149 accumulated depreciation in 2012 and 2011, respectively)	8,565	8,539
Other long-term investments	94	105
Short-term investments	4,385	2,048
Total investments	842,999	839,229
Cash and cash equivalents	68,916	33,255
Accrued investment income	8,686	7,787
Receivable for securities in process of settlement	7,030	—
Reinsurance recoverable	9,086	9,562
Deferred policy acquisition costs	128,878	124,542
Cost of customer relationships acquired	26,560	27,945
Goodwill	17,160	17,160
Other intangible assets	892	906
Federal income tax receivable	81	901
Property and equipment, net	7,671	7,860
Due premiums, net (less $1,631 and $1,698 allowance for doubtful accounts in 2012 and 2011, respectively)	8,770	9,169
Prepaid expenses	1,946	396
Other assets	786	800
Total assets	$1,129,461	1,079,512

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts)

	June 30, 2012	December 31, 2011
Liabilities and Stockholders' Equity	(Unaudited)	(As adjusted)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$727,436	697,502
Annuities	49,369	47,060
Accident and health	5,521	5,612
Dividend accumulations	11,377	10,601
Premiums paid in advance	27,042	25,291
Policy claims payable	9,169	10,020
Other policyholders' funds	9,009	8,760
Total policy liabilities	838,923	804,846
Commissions payable	2,493	2,851
Deferred federal income tax	15,220	13,940
Payable for securities in process of settlement	8,701	—
Warrants outstanding	378	451
Other liabilities	8,323	9,382
Total liabilities	874,038	831,470
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,098,676 shares issued in 2012 and 52,089,189 shares issued in 2011, including shares in treasury of 3,135,738 in 2012 and 2011	258,616	258,548
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2012 and 2011	3,184	3,184
Accumulated deficit	(19,936)	(21,851)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	24,570	19,172
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	255,423	248,042
Total liabilities and stockholders' equity	$1,129,461	1,079,512

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Three Months Ended June 30, (In thousands, except share amounts) (Unaudited)

	2012		2011
Revenues:			(As adjusted)
Premiums:
Life insurance		$39,945		38,231
Accident and health insurance		417		396
Property insurance		1,234		1,259
Net investment income		7,612		7,503
Realized investment gains (losses), net		246		(13)
Decrease in fair value of warrants		37		816
Other income		111		104
Total revenues		49,602		48,296
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		16,109		14,905
Increase in future policy benefit reserves		16,751		13,000
Policyholders' dividends		2,281		1,920
Total insurance benefits paid or provided		35,141		29,825
Commissions		9,731		9,930
Other general expenses		6,342		6,698
Capitalization of deferred policy acquisition costs		(7,044)		(7,364)
Amortization of deferred policy acquisition costs		4,433		4,071
Amortization of cost of customer relationships acquired		660		758
Total benefits and expenses		49,263		43,918
Income before federal income tax		339		4,378
Federal income tax expense (benefit)		(64)		1,369
Net income		403		3,009
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.01		0.06
Basic earnings per share of Class B common stock	—		0.03
Diluted earnings per share of Class A common stock	0.01		0.04
Diluted earnings per share of Class B common stock	—		0.03
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period		6,003		10,495
Reclassification adjustment for (gains) losses included in net income		(121)		13
Unrealized gains on available-for-sale securities, net		5,882		10,508
Income tax expense on unrealized gains on available-for-sale securities		2,063		3,678
Other comprehensive income		3,819		6,830
Comprehensive income		$4,222		9,839
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Six Months Ended June 30, (In thousands, except share amounts) (Unaudited)

	2012		2011
Revenues:			(As adjusted)
Premiums:
Life insurance		$77,351		73,842
Accident and health insurance		830		768
Property insurance		2,511		2,504
Net investment income		15,189		14,803
Realized investment gains, net		344		6
Decrease in fair value of warrants		73		1,215
Other income		209		227
Total revenues		96,507		93,365
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		30,863		29,784
Increase in future policy benefit reserves		30,892		25,318
Policyholders' dividends		4,155		3,582
Total insurance benefits paid or provided		65,910		58,684
Commissions		18,395		19,002
Other general expenses		12,958		13,101
Capitalization of deferred policy acquisition costs		(12,983)		(14,005)
Amortization of deferred policy acquisition costs		8,559		8,309
Amortization of cost of customer relationships acquired		1,236		1,405
Total benefits and expenses		94,075		86,496
Income before federal income tax		2,432		6,869
Federal income tax expense		517		2,238
Net income		1,915		4,631
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.04		0.09
Basic earnings per share of Class B common stock	0.02		0.05
Diluted earnings per share of Class A common stock	0.04		0.07
Diluted earnings per share of Class B common stock	0.02		0.04
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period		8,564		12,121
Reclassification adjustment for gains included in net income		(207)		(6)
Unrealized gains on available-for-sale securities, net		8,357		12,115
Income tax expense on unrealized gains on available-for-sale securities		2,959		4,240
Other comprehensive income		5,398		7,875
Comprehensive income		$7,313		12,506

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Six Months Ended June 30, (In thousands) (Unaudited)

	2012	2011
Cash flows from operating activities:		(As adjusted)
Net income	$1,915	4,631
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized gains on sale of investments and other assets	(344)	(6)
Net deferred policy acquisition costs	(4,424)	(5,696)
Amortization of cost of customer relationships acquired	1,236	1,405
Decrease in fair value of warrants	(73)	(1,215)
Depreciation	607	451
Amortization of premiums and discounts on fixed maturities and short-term investments	2,438	2,243
Deferred federal income tax benefit	(1,679)	(167)
Change in:
Accrued investment income	(899)	(1,182)
Reinsurance recoverable	476	289
Due premiums	399	548
Future policy benefit reserves	30,685	24,942
Other policyholders' liabilities	1,925	1,050
Federal income tax receivable	820	1,067
Commissions payable and other liabilities	(1,417)	786
Other, net	(1,515)	(1,101)
Net cash provided by operating activities	30,150	28,045
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	503	—
Maturities and calls of fixed maturities, available-for-sale	105,077	61,186
Maturities and calls of fixed maturities, held-to-maturity	115,630	27,000
Purchase of fixed maturities, available-for-sale	(118,558)	(51,507)
Purchase of fixed maturities, held-to-maturity	(94,276)	(54,174)
Calls of equity securities, available-for-sale	420	432
Purchase of equity securities, available-for-sale	—	(1,000)
Principal payments on mortgage loans	22	23
Increase in policy loans, net	(2,024)	(1,334)
Sale of other long-term investments	4	3
Purchase of other long-term investments	(94)	(17)
Purchase of property and equipment	(350)	(1,342)
Purchase of short-term investments	(2,378)	—
Net cash provided by (used in) investing activities	3,976	(20,730)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Six Months Ended June 30, (In thousands) (Unaudited)

	2012	2011
		(As adjusted)
Cash flows from financing activities:
Warrants exercised	$68	17
Annuity deposits	3,425	3,162
Annuity withdrawals	(1,958)	(1,841)
Net cash provided by financing activities	1,535	1,338
Net increase in cash and cash equivalents	35,661	8,653
Cash and cash equivalents at beginning of year	33,255	49,723
Cash and cash equivalents at end of period	$68,916	58,376
Supplemental disclosures of operating activities:
Cash paid during the period for income taxes, net	$1,377	1,338

Supplemental Disclosures of Non-Cash Investing Activities:
None.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

(1) Financial Statements

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of Citizens, Inc. and its wholly-owned subsidiaries have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP").

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Citizens National Life Insurance Company ("CNLIC"), Computing Technology, Inc. ("CTI") and Insurance Investors, Inc. ("III").  Citizens and its wholly-owned subsidiaries are collectively referred to as "the Company," "we," "us" or "our."

The consolidated statements of financial position for June 30, 2012, the consolidated statements of comprehensive income for the three and six-month periods ended June 30, 2012 and 2011, and the consolidated statements of cash flows for the six-month period then ended have been prepared by the Company without audit.  In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2012 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2011.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

We provide primarily life insurance and a small amount of health insurance policies through our insurance subsidiaries:  CICA, SPLIC, and CNLIC.  CICA and CNLIC issue ordinary whole-life policies, credit life and disability, burial insurance, pre-need policies, and accident and health related policies, throughout the Midwest and southern United States.  CICA also issues ordinary whole-life policies to non-U.S. residents.  SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi and SPFIC, a wholly-owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana.

CTI provides data processing systems and services, as well as furniture and equipment, to the Company.  III provides aviation transportation to the Company.

Deferred Policy Acquisition Costs ("DAC")

The Company has recognized adjustments in the three and six month periods ending June 30, 2012 that relate to prior reporting periods in the amount of $0.4 million and $0.5 million, respectively, net of tax, reducing DAC and increasing DAC amortization. These adjustments relate to actuarial modifications for a plan set up issue in the Life segment that was discovered during a routine process review and an adjustment related to ungrouping certain prior issue year reserve models in the Home Service segment as experience showed differing characteristics.

Benefit Reserves

The Company recorded adjustments to decrease reserves in the amount of $0.2 million and $0.3 million, net of tax, for the three and six months in 2012 that related to prior periods. These adjustments resulted from the ungrouping of certain prior issue year reserve models as noted above in the DAC discussion of adjustments as well as adjustments identified by operational controls that resulted in corrections to Life segment policy values.

Although the DAC and Benefit Reserves adjustments are material to the three and six months periods ending June 30. 2012, they are not expected to be material to the year ended December 31, 2012, nor are they material to any year preceding December 31, 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Financial Statements, Continued
June 30, 2012
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

The most significant estimates include those used in the evaluation of other-than-temporary impairments on debt and equity securities and valuation allowances on investments, actuarially determined assets and liabilities and assumptions, goodwill impairment, valuation allowance on deferred tax assets, and contingencies relating to litigation and regulatory matters.  Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Consolidated Financial Statements.

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

(2) Accounting Pronouncements

Accounting Standards Recently Adopted

Effective January 1, 2012, the Company retrospectively adopted the Financial Accounting Standards Board’s ("FASB") guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The guidance specified that the costs must be based on successful efforts.  The guidance also specifies that advertising costs should be included as deferred acquisition costs only when the direct-response advertising accounting criteria are met.  The retrospective effect of the change in our deferred acquisition costs decreased the December 31, 2011 the DAC asset by $11.8 million, deferred taxes by $4.1 million and stockholders’ equity balance by $7.6 million.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Financial Statements, Continued
June 30, 2012
(Unaudited)

The following table provides the balance sheet and income statement accounts that were impacted by the change in accounting principle.

	As Previously Reported	Impact of Change in Accounting Principle	As Adjusted
	(In thousands, except per share data)
Balance Sheet Accounts:
As of December 31, 2011:
Deferred acquisition costs	$136,300	(11,758)	124,542
Deferred federal income taxes	18,055	(4,115)	13,940
Accumulated deficit	(14,208)	(7,643)	(21,851)
Statement of Operations:
Three months ended June 30, 2011:
Capitalization of deferred policy acquisition costs	$(7,884)	520	(7,364)
Amortization of deferred policy acquisition costs	4,229	(158)	4,071
Federal income tax expense	1,497	(128)	1,369
Net income	3,243	(234)	3,009
Per share of Class A common stock:
Basic earnings per share	0.07	(0.01)	0.06
Diluted earnings per share	0.07	(0.03)	0.04
Six months ended June 30, 2011:
Capitalization of deferred policy acquisition costs	$(15,049)	1,044	(14,005)
Amortization of deferred policy acquisition costs	8,749	(440)	8,309
Federal income tax expense	2,450	(212)	2,238
Net income	5,023	(392)	4,631
Per share of Class A common stock:
Basic earnings per share	0.10	(0.01)	0.09
Diluted earnings per share	0.08	(0.01)	0.07

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
Notes to Financial Statements, Continued
June 30, 2012
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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended
	June 30, 2012
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$30,601	10,995	—	41,596
Net investment income	4,253	3,075	284	7,612
Realized investment gains, net	187	40	19	246
Decrease in fair value of warrants	—	—	37	37
Other income	75	6	30	111
Total revenue	35,116	14,116	370	49,602
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,772	5,337	—	16,109
Increase in future policy benefit reserves	16,201	550	—	16,751
Policyholders' dividends	2,268	13	—	2,281
Total insurance benefits paid or provided	29,241	5,900	—	35,141
Commissions	5,990	3,741	—	9,731
Other general expenses	2,411	3,006	925	6,342
Capitalization of deferred policy acquisition costs	(5,507)	(1,537)	—	(7,044)
Amortization of deferred policy acquisition costs	3,749	684	—	4,433
Amortization of cost of customer relationships acquired	184	476	—	660
Total benefits and expenses	36,068	12,270	925	49,263
Income (loss) before income tax expense	$(952)	1,846	(555)	339

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Financial Statements, Continued
June 30, 2012
(Unaudited)

	Six Months Ended
	June 30, 2012
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$58,770	21,922	—	80,692
Net investment income	8,411	6,230	548	15,189
Realized investment gains, net	189	127	28	344
Decrease in fair value of warrants	—	—	73	73
Other income	132	12	65	209
Total revenue	67,502	28,291	714	96,507
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	20,699	10,164	—	30,863
Increase in future policy benefit reserves	29,419	1,473	—	30,892
Policyholders' dividends	4,130	25	—	4,155
Total insurance benefits paid or provided	54,248	11,662	—	65,910
Commissions	11,012	7,383	—	18,395
Other general expenses	5,331	5,970	1,657	12,958
Capitalization of deferred policy acquisition costs	(10,019)	(2,964)	—	(12,983)
Amortization of deferred policy acquisition costs	7,400	1,159	—	8,559
Amortization of cost of customer relationships acquired	393	843	—	1,236
Total benefits and expenses	68,365	24,053	1,657	94,075
Income (loss) before income tax expense	$(863)	4,238	(943)	2,432

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Financial Statements, Continued
June 30, 2012
(Unaudited)

	Three Months Ended
	June 30, 2011
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$29,016	10,870	—	39,886
Net investment income	4,058	3,275	170	7,503
Realized investment gains (losses), net	4	(17)	—	(13)
Decrease in fair value of warrants	—	—	816	816
Other income	77	6	21	104
Total revenue	33,155	14,134	1,007	48,296
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,456	4,449	—	14,905
Increase in future policy benefit reserves	12,015	985	—	13,000
Policyholders' dividends	1,901	19	—	1,920
Total insurance benefits paid or provided	24,372	5,453	—	29,825
Commissions	6,058	3,872	—	9,930
Other general expenses	2,885	3,066	747	6,698
Capitalization of deferred policy acquisition costs	(5,672)	(1,692)	—	(7,364)
Amortization of deferred policy acquisition costs	3,660	411	—	4,071
Amortization of cost of customer relationships acquired	283	475	—	758
Total benefits and expenses	31,586	11,585	747	43,918
Income before income tax expense	$1,569	2,549	260	4,378

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Financial Statements, Continued
June 30, 2012
(Unaudited)

	Six Months Ended
	June 30, 2011
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$55,536	21,578	—	77,114
Net investment income	7,925	6,512	366	14,803
Realized investment gains, net	4	2	—	6
Decrease in fair value of warrants	—	—	1,215	1,215
Other income	164	14	49	227
Total revenue	63,629	28,106	1,630	93,365
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	19,857	9,927	—	29,784
Increase in future policy benefit reserves	23,824	1,494	—	25,318
Policyholders' dividends	3,544	38	—	3,582
Total insurance benefits paid or provided	47,225	11,459	—	58,684
Commissions	11,400	7,602	—	19,002
Other general expenses	5,739	6,041	1,321	13,101
Capitalization of deferred policy acquisition costs	(10,737)	(3,268)	—	(14,005)
Amortization of deferred policy acquisition costs	7,312	997	—	8,309
Amortization of cost of customer relationships acquired	499	906	—	1,405
Total benefits and expenses	61,438	23,737	1,321	86,496
Income before income tax expense	$2,191	4,369	309	6,869

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Financial Statements, Continued
June 30, 2012
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	June 30, 2012	June 30, 2011
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$403	3,009
Net income allocated to Class A common stock	$399	2,978
Net income allocated to Class B common stock	4	31
Net income	$403	3,009
Denominator:
Weighted average shares of Class A outstanding - basic	48,963	48,689
Weighted average shares of Class A outstanding - diluted	48,989	48,690
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$0.01	0.06
Basic earnings per share of Class B common stock	—	0.03
Diluted earnings per share of Class A common stock	0.01	0.04
Diluted earnings per share of Class B common stock	—	0.03

	Six Months Ended
	June 30, 2012	June 30, 2011
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$1,915	4,631
Net income allocated to Class A common stock	$1,895	4,584
Net income allocated to Class B common stock	20	47
Net income	$1,915	4,631
Denominator:
Weighted average shares of Class A outstanding - basic	48,961	48,688
Weighted average shares of Class A outstanding - diluted	48,997	48,704
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$0.04	0.09
Basic earnings per share of Class B common stock	0.02	0.05
Diluted earnings per share of Class A common stock	0.04	0.07
Diluted earnings per share of Class B common stock	0.02	0.04

The diluted earnings per share calculation has assumptions regarding the exercise of warrants issued to certain investors as discussed below in Note 8 - Convertible Preferred Stock: Warrants.  Dilution was immaterial for the three and six months ended June 30, 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Financial Statements, Continued
June 30, 2012
(Unaudited)

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 81.2% of total investments and cash and cash equivalents at June 30, 2012.

	June 30, 2012		December 31, 2011
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$740,897	81.2%	$741,753	85.0%
Equity securities	46,409	5.1%	46,137	5.3%
Mortgage loans	1,535	0.2%	1,557	0.2%
Policy loans	41,114	4.5%	39,090	4.5%
Real estate and other long-term investments	8,659	0.9%	8,644	1.0%
Short-term investments	4,385	0.5%	2,048	0.2%
Cash and cash equivalents	68,916	7.6%	33,255	3.8%
Total cash, cash equivalents and investments	$911,915	100.0%	$872,484	100.0%

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities and equity securities as of the periods indicated.

	June 30, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Fixed maturities available-for-sale:
U.S. Treasury securities	$10,198	3,949	—	14,147
U.S. Government-sponsored enterprises	91,422	3,600	16	95,006
States and political subdivisions	192,446	14,558	937	206,067
Foreign governments	105	38	—	143
Corporate	212,140	17,206	1,438	227,908
Commercial mortgage-backed	610	22	1	631
Residential mortgage-backed	6,664	517	7	7,174
Total available-for-sale securities	513,585	39,890	2,399	551,076
Held-to-maturity securities:
U.S. Government-sponsored enterprises	79,401	622	24	79,999
States and political subdivisions	77,373	3,964	111	81,226
Corporate	33,047	404	81	33,370
Total held-to-maturity securities	189,821	4,990	216	194,595
Total fixed maturities	$703,406	44,880	2,615	745,671
Equity securities:
Stock mutual funds	$12,686	624	284	13,026
Bond mutual funds	31,504	256	49	31,711
Common stock	17	—	—	17
Preferred stock	1,117	538	—	1,655
Total equity securities	$45,324	1,418	333	46,409

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Financial Statements, Continued
June 30, 2012
(Unaudited)

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$10,228	3,730	—	13,958
U.S. Government-sponsored enterprises	143,684	3,198	65	146,817
States and political subdivisions	151,058	10,275	1,391	159,942
Foreign governments	105	37	—	142
Corporate	171,462	14,576	1,493	184,545
Commercial mortgage-backed	736	23	—	759
Residential mortgage-backed	7,536	562	8	8,090
Total available-for-sale securities	484,809	32,401	2,957	514,253
Held-to-maturity securities:
U.S. Government-sponsored enterprises	160,411	742	12	161,141
States and political subdivisions	56,260	1,941	84	58,117
Corporate	10,829	49	43	10,835
Total held-to-maturity securities	227,500	2,732	139	230,093
Total fixed maturity securities	$712,309	35,133	3,096	744,346
Equity securities:
Stock mutual funds	$12,686	415	376	12,725
Bond mutual funds	31,504	27	117	31,414
Common stock	17	7	—	24
Preferred stock	1,392	582	—	1,974
Total equity securities	$45,599	1,031	493	46,137

At June 30, 2012, the Company had $7.3 million of mortgage-backed security holdings based on amortized cost, of which $6.7 million, or 91.8%, were residential U.S. Government-sponsored issues.  Mortgage-backed securities are also referred to as securities not due at a single maturity date throughout this report.  The majority of the Company's equity securities are diversified stock and bond mutual funds.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Financial Statements, Continued
June 30, 2012
(Unaudited)

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

The Company evaluates whether a credit impairment exists for debt securities by considering primarily the following factors: (a) changes in the financial condition of the security's underlying collateral; (b) whether the issuer is current on contractually obligated interest and principal payments; (c) changes in the financial condition, credit rating and near-term prospects of the issuer; (d) the length of time to which the fair value has been less than the amortized cost of the security; and (e) the payment structure of the security.  The Company's best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process.  Quantitative review includes information received from third party sources such as financial statements, pricing and rating changes, liquidity and other statistical information.  Qualitative factors include judgments related to business strategies, economic impacts on the issuer and overall judgment related to estimates and industry factors.  The Company's best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, and current delinquency rates.  These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries, which may include estimating the underlying collateral value.  In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer.

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

The Company did not recognize any other-than-temporary impairments ("OTTI") during the six months ended June 30, 2012 and 2011.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Financial Statements, Continued
June 30, 2012
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	June 30, 2012
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
U.S. Government-sponsored enterprises	$19,217	16	11	—	—	—	19,217	16	11
States and political subdivisions	36,039	328	40	6,510	609	3	42,549	937	43
Corporate	46,647	620	33	6,445	818	5	53,092	1,438	38
Commercial mortgage-backed	189	1	1	—	—	—	189	1	1
Residential mortgage-backed	493	4	1	62	3	2	555	7	3
Total available-for-sale securities	102,585	969	86	13,017	1,430	10	115,602	2,399	96
Held-to-maturity securities:
U.S. Government-sponsored enterprises	12,281	19	8	1,110	5	1	13,391	24	9
States and political subdivisions	15,045	111	14	—	—	—	15,045	111	14
Corporate	15,087	81	11	—	—	—	15,087	81	11
Total held-to-maturity securities	42,413	211	33	1,110	5	1	43,523	216	34
Total fixed maturities	$144,998	1,180	119	14,127	1,435	11	159,125	2,615	130
Equity securities:
Stock mutual funds	$7,250	284	2	—	—	—	7,250	284	2
Bond mutual funds	6,375	49	3	—	—	—	6,375	49	3
Total equities	$13,625	333	5	—	—	—	13,625	333	5

As of June 30, 2012, the Company had 10 available-for-sale securities and 1 held-to-maturity security that were in an unrealized loss position for greater than 12 months.  These securities consisted of U.S. Government-sponsored enterprises, municipals, corporate and mortgage-backed securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Financial Statements, Continued
June 30, 2012
(Unaudited)

	December 31, 2011
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
U.S. Government-sponsored enterprises	$—	—	—	3,718	65	2	3,718	65	2
States and political subdivisions	1,965	29	4	11,777	1,362	9	13,742	1,391	13
Corporate	27,239	976	30	8,886	517	6	36,125	1,493	36
Commercial mortgage-backed	—	—	—	—	—	—	—	—	—
Residential mortgage-backed	536	4	1	67	4	2	603	8	3
Total available-for-sale securities	29,740	1,009	35	24,448	1,948	19	54,188	2,957	54
Held-to-maturity securities:
U.S. Government-sponsored enterprises	6,997	2	4	1,121	10	1	8,118	12	5
States and political subdivisions	8,345	84	7	—	—	—	8,345	84	7
Corporate	6,706	43	4	—	—	—	6,706	43	4
Total held-to-maturity securities	22,048	129	15	1,121	10	1	23,169	139	16
Total fixed maturities	$51,788	1,138	50	25,569	1,958	20	77,357	3,096	70
Equity securities:
Stock mutual funds	$7,158	376	2	—	—	—	7,158	376	2
Bond mutual funds	25,387	117	10	—	—	—	25,387	117	10
Total equities	$32,545	493	12	—	—	—	32,545	493	12

We have reviewed these securities for the periods ended June 30, 2012 and December 31, 2011 and determined that no other-than-temporary impairment exists based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis, and future information may become available which could result in impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Financial Statements, Continued
June 30, 2012
(Unaudited)

The amortized cost and fair value of fixed maturity securities at June 30, 2012 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$13,230	13,421
Due after one year through five years	69,249	71,870
Due after five years through ten years	118,898	125,391
Due after ten years	304,934	332,589
Securities not due at a single maturity date	7,274	7,805
Total available-for-sale securities	513,585	551,076
Held-to-maturity securities:
Due in one year or less	7,004	7,018
Due after one year through five years	31,308	31,297
Due after five years through ten years	38,895	40,970
Due after ten years	112,614	115,310
Total held-to-maturity securities	189,821	194,595
Total fixed maturities	$703,406	745,671

The securities not due at a single maturity date are primarily mortgage-backed obligations of U.S. Government-sponsored enterprises and corporate securities.

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.  Proceeds and gross realized gains from sales of securities for the three and six months ended June 30, 2012 and 2011 are summarized as follows.

	Fixed Maturities Available-for-Sale				Equity Securities
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands)
Proceeds	$—	—	503	—	—	—	—	—
Gross realized gains	$—	—	4	—	—	—	—	—
Gross realized losses	$—	—	3	—	—	—	—	—

During the six months ended June 30, 2012, one security was sold which resulted in a realized loss. There were no securities sold at a loss during the three months ended June 30, 2012. There were no securities sold from the held-to-maturity portfolio for the six months ended June 30, 2012 and 2011.

(6) Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We hold available-for-sale fixed maturity securities and equity securities, which are carried at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Financial Statements, Continued
June 30, 2012
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

Level 2 includes those financial instruments that are valued by independent pricing services or broker quotes.  These models are primarily industry-standard models that consider various inputs, such as interest rates, credit spreads and foreign exchange rates for the underlying financial instruments.  All significant inputs are observable, or derived from observable information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace.  Financial instruments in this category primarily include corporate securities, U.S. Government-sponsored enterprise securities, municipal securities and certain mortgage and asset-backed securities.

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices utilizing significant inputs not based on or corroborated by readily available market information.  This category consists of two private placement mortgage-backed securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Financial Statements, Continued
June 30, 2012
(Unaudited)

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	June 30, 2012
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$14,147	95,006	—	109,153
States and political subdivisions	—	206,067	—	206,067
Corporate	—	227,908	—	227,908
Commercial mortgage-backed	—	—	426	426
Residential mortgage-backed	—	7,379	—	7,379
Foreign governments	—	143	—	143
Total fixed maturities	14,147	536,503	426	551,076
Equity securities:
Stock mutual funds	13,026	—	—	13,026
Bond mutual funds	31,711	—	—	31,711
Common stock	17	—	—	17
Preferred stock	1,655	—	—	1,655
Total equity securities	46,409	—	—	46,409
Total financial assets	$60,556	536,503	426	597,485
Financial liabilities:
Warrants outstanding	$—	378	—	378

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Financial Statements, Continued
June 30, 2012
(Unaudited)

	December 31, 2011
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$13,958	146,817	—	160,775
States and political subdivisions	—	159,942	—	159,942
Corporate	—	184,545	—	184,545
Commercial mortgage-backed	—	300	459	759
Residential mortgage-backed	—	8,090	—	8,090
Foreign governments	—	142	—	142
Total fixed maturities	13,958	499,836	459	514,253
Equity securities:
Stock mutual funds	12,725	—	—	12,725
Bond mutual funds	31,414	—	—	31,414
Common stock	24	—	—	24
Preferred stock	1,974	—	—	1,974
Total equity securities	46,137	—	—	46,137
Total financial assets	$60,095	499,836	459	560,390
Financial liabilities:
Warrants outstanding	$—	451	—	451

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At June 30, 2012, our fixed maturity securities, valued using a third-party pricing source, totaled $536.5 million for Level 2 assets and comprised 89.8% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third-party pricing models and review model parameters for reasonableness.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding, and consist of two private placement mortgage-backed securities with a total value of $0.4 million.  Our Level 3 assets are current relative to principal and interest payments and are considered immaterial to our financial statements.  For the six months ended June 30, 2012, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

Equity securities, available-for-sale.  Our available-for-sale equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

Warrants outstanding.  Our outstanding warrants are classified as Level 2 liabilities as their fair values are based upon industry standard models that consider various observable inputs.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Financial Statements, Continued
June 30, 2012
(Unaudited)

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis that are classified as Level 3 assets and for which we have utilized significant unobservable inputs to determine fair value.

	June 30, 2012	December 31, 2011
	(In thousands)

Balance at beginning of period	$459	519
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	(1)	6
Principal paydowns	(32)	(66)
Transfer in and (out) of Level 3	—	—
Balance at end of period	$426	459

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$189,821	194,595	227,500	230,093
Mortgage loans	1,535	1,349	1,557	1,428
Policy loans	41,114	41,114	39,090	39,090
Short-term investments	4,385	4,385	2,048	2,048
Cash and cash equivalents	68,916	68,916	33,255	33,255
Financial liabilities:
Annuities	49,369	50,932	47,060	43,402

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential and commercial properties.  Weighted average interest rates for these loans were approximately 6.6% per year as of June 30, 2012 and December 31, 2011, with maturities ranging from 1 to 30 years.  Management estimated the fair value using an annual interest rate of 6.25% at June 30, 2012.  Our mortgage loans are

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Financial Statements, Continued
June 30, 2012
(Unaudited)

considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.7% as of June 30, 2012 and December 31, 2011, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature.  Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at June 30, 2012 using discounted cash flows with an interest rate based upon swap rates adjusted for various risk adjustments.  The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

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

SPFIC is vigorously defending a lawsuit filed in the aftermath of Hurricane Katrina and currently pending in the United States District Court for the Eastern District of Louisiana (“District Court”).  This matter was filed by the Louisiana Attorney General against SPFIC and every other homeowner insurer doing business in the State of Louisiana, on behalf of the State of Louisiana, as assignee, and on behalf of certain Road Home fund recipients.  Although this lawsuit was originally filed as a class action, the Louisiana Attorney General moved to dismiss the class in 2011 and the motion was granted.  In this matter the State alleged that the insurers failed to pay all damages owed under their policies.  The claims currently pending in this matter are for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers.  All other claims, including extra-contractual claims, have been dismissed.  SPFIC had moved to dismiss the complaint on the grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the underlying insurance policies.  Now, however, due to a ruling by the Louisiana Supreme Court, SPFIC will not pursue a motion to dismiss, but will preserve the anti-assignment issue in a defense.

There are many potential individual claims at issue in this matter, each of which will require individual analysis and a number of which may be subject to individual defenses, including release, accord and satisfaction, prescription, waiver, and estoppel.  There has been no discovery in connection with this matter.  The court has ordered the State to provide specificity as to its claims in this

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Financial Statements, Continued
June 30, 2012
(Unaudited)

matter.  SPFIC believes its adjusting practices in connection with Katrina homeowners claims were sound and in accordance with industry standards and state law.  There remain significant questions of Louisiana law that have yet to be decided.  In SPFIC's judgment, an estimate of possible loss or range of loss cannot be made at this time. SPFIC intends to vigorously defend all claims asserted and any remaining proceedings.

SPFIC is vigorously defending a number of matters in various stages of development filed in the aftermath of Hurricane Katrina and Hurricane Rita in addition to the Road Home Litigation, including a number of individual lawsuits, which are immaterial to the Company's financial statements.

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

There are outstanding warrants to purchase the Company's stock at prices ranging from $6.72 to $7.93, which were issued to investors of the Series A-2 Preferred.  These warrants will expire this year unless exercised. On July 5, 2012, the 56,219 warrants due to expire on July 12, 2012 were exercised and the Company received approximately $378,000 in cash.

As of 6/30/2012
Warrants Outstanding	Expiration Date	Exercise Price	Fair Value
			(In thousands)
56,219	7/12/2012	$6.72	$170
51,657	9/30/2012	7.93	102
52,121	10/6/2012	7.86	106
159,997			$378

The fair value of the warrants is calculated using the Black-Scholes option pricing model and is classified as a liability on the balance sheet in the amount of approximately $378 thousand and $451 thousand at June 30, 2012 and December 31, 2011, respectively.  The change in fair value of warrants is reported as a component of revenue in the statement of comprehensive income.

(9) Income Taxes

The effective tax rate was (18.9)% and 31.3% for the second quarter of 2012 and 2011, respectively and 21.3% and 32.6% for the six months ended June 30, 2012 and 2011, respectively.   In periods where our effective tax rate is lower than the statutory tax rate of 35%, the difference is primarily due to tax exempt state and local bonds, and in some years, to gains arising from the change in fair value of outstanding warrants to purchase Class A common stock. The effective tax rate is lower in the current year compared to 2011 primarily because the Company began purchasing tax-exempt state and local bonds in the second half of 2011 and continued to do so in 2012 in the non-insurance companies where the full tax benefit can be realized.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

(10) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the six months ended June 30, 2012.  See our Annual Report on Form 10-K as of December 31, 2011 for a comprehensive discussion of these transactions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements.  Factors that could cause the Company's future results to differ materially from expected results include, but are not limited to:

•	Changes in foreign and U.S. general economic, market, and political conditions, including the performance of financial markets and interest rates;

•	Changes in consumer behavior, which may affect the Company's ability to sell its products and retain business;

•	The timely development of and acceptance of new products of the Company and perceived overall value of these products and services by existing and potential customers;

•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing and actuarial valuation of the Company's products;

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

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

Overview

Citizens is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975.  Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of June 30, 2012, we had approximately $1 billion of total assets and approximately $5.3 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

Current Financial Highlights

Financial highlights for the three and six-month periods ended June 30, 2012 compared to the same period in 2011 were:

•
Insurance premiums rose 4.3% and 4.6% for the three and six month period to $41.6 million and $80.7 million in 2012 from $39.9 million and $77.1 million in 2011, primarily from renewal premiums in our life insurance segment.

•
Net investment income increased 1.5% and 2.6%.  The average yield on the consolidated portfolio was 3.77% for the quarter ended in 2012 compared to 3.92% at December 31, 2011.  For the six month period, the increase in the invested assets due to premium revenue growth offset the decrease in yield.

•	Claims and surrenders expense increased 8.1% and 3.6% for the three and six months ended 2012 as we experienced higher claims activity in the current year compared to 2011.

•
Changes in reserves resulted in liability increases due to the increased sales of endowment products that build up reserves at a faster pace than whole life longer term mortality based products. Additionally, the sustained low interest rate environment also results in a higher reserve development due to the lower interest yield assumptions in the current period compared to the prior years. As well as, the fact that policyholder persistency for the periods in 2012 is higher than assumed which results in more reserves in the life segment compared to the prior year periods.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

Our Operating Segments

Our business is comprised of three operating business segments, as detailed below.

•	Life Insurance

•	Home Service Insurance

•	Other Non-Insurance Enterprises

Our insurance operations are the primary focus of the Company, as those operations generate the majority of our income.  See the discussion under Segment Operations for detailed analysis.  The amount of insurance, number of policies, and average face amounts of ordinary life policies issued during the periods indicated are shown below.

	Six Months Ended June 30,
	2012			2011
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$150,810,098	2,669	$56,504	$181,852,410	2,765	$65,769
Home Service	107,567,079	15,390	6,989	106,882,545	14,726	7,258
Note:  All discussions below compare or state results for the three and six-month periods ended June 30, 2012 compared to the three and six-month periods ended June 30, 2011.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
Premiums:
Life insurance	$39,945	38,231	77,351	73,842
Accident and health insurance	417	396	830	768
Property insurance	1,234	1,259	2,511	2,504
Net investment income	7,612	7,503	15,189	14,803
Realized investment gains (losses), net	246	(13)	344	6
Decrease in fair value of warrants	37	816	73	1,215
Other income	111	104	209	227
Total revenues	49,602	48,296	96,507	93,365
Exclude fair value adjustments	(37)	(816)	(73)	(1,215)
Total revenues excluding fair value adjustments	$49,565	47,480	96,434	92,150

Premium Income.  Premium income derived from life, accident and health, and property insurance sales increased 4.3% and 4.6% in 2012 for the three and six months compared to the same periods ending June 30, 2011, primarily resulting from the life segment as discussed below.

Net investment income performance is summarized as follows.

	June 30,	December 31,	June 30,
	2012	2011	2011
	(In thousands, except for %)
Net investment income, annualized	$30,378	30,099	29,606
Average invested assets, at amortized cost	806,835	767,079	738,490
Annualized yield on average invested assets	3.77%	3.92%	4.01%

Yields on invested assets vary between segment operations due to different portfolio mixes in the segments.  The life segment invests more in U.S. government securities while the home service segment has a larger investment in the corporate and municipal sectors.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

Investment income from debt securities accounted for approximately 83.0% and 82.3% of total investment income for the three and six months ended June 30, 2012.  We continue to hold investments in bonds of U.S. Government-sponsored enterprises, such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), which comprised 24.3% of the total fixed maturity portfolio based on amortized cost at June 30, 2012.  We have increased our investment purchases of corporate and municipal securities over the past several quarters, focusing on utility service sectors in corporate securities.  In addition, we have invested in bond mutual funds as these securities offer a competitive yield with a shorter duration.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Gross investment income:
Fixed maturity securities	$6,657	6,733	13,199	13,250
Equity securities	451	378	1,009	575
Mortgage loans	18	24	45	51
Policy loans	803	709	1,613	1,419
Long-term investments	56	54	121	107
Other investment income	37	8	57	83
Total investment income	8,022	7,906	16,044	15,485
Investment expenses	(410)	(403)	(855)	(682)
Net investment income	$7,612	7,503	15,189	14,803

The purchase of bond mutual funds has resulted in increased dividend income for the three and six months ended in the current year compared to the same periods a year ago.  In addition, the increase in the asset balance of policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.

Change in Fair Value of Warrants.  The Company adjusts the liability related to its outstanding warrants to purchase shares of Class A common stock at each reporting date to reflect the current fair value of the warrants computed based on the Class A common stock value calculated using the Black-Scholes option pricing model.  As the Class A common stock value increases and decreases, the change in the warrant liability also increases and decreases in inverse order.  The adjustment to fair value is recorded as an increase or decrease in the fair value of the warrants in the consolidated statement of operations.  The remaining warrants have or will expire at various dates during the second half of 2012.  See Note 8 - Convertible Preferred Stock:  Warrants of the accompanying financial statements for further discussion.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

Benefits and Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$16,109	14,905	30,863	29,784
Increase in future policy benefit reserves	16,751	13,000	30,892	25,318
Policyholders' dividends	2,281	1,920	4,155	3,582
Total insurance benefits paid or provided	35,141	29,825	65,910	58,684
Commissions	9,731	9,930	18,395	19,002
Other general expenses	6,342	6,698	12,958	13,101
Capitalization of deferred policy acquisition costs	(7,044)	(7,364)	(12,983)	(14,005)
Amortization of deferred policy acquisition costs	4,433	4,071	8,559	8,309
Amortization of cost of customer relationships acquired	660	758	1,236	1,405
Total benefits and expenses	$49,263	43,918	94,075	86,496

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Death claims	$5,752	4,588	11,477	10,614
Surrender benefits	5,034	5,387	9,667	9,749
Endowments	4,153	3,618	7,633	7,019
Property claims	499	462	863	1,015
Accident and health benefits	63	150	138	255
Other policy benefits	608	700	1,085	1,132
Total claims and surrenders	$16,109	14,905	30,863	29,784

Increase in Future Policy Benefit Reserves.  The increase in future policy benefit reserves for the three and six months ended June 30, 2012, were impacted by better than anticipated persistency in the life segment, and we are recognizing the effect of the current low interest rate environment on reserves for policies issued in the last few years, which results in higher reserve build up compared to prior issue years. In addition, we continue to experience growth in new sales of endowment products, which require higher initial reserve levels, than whole life products.

Policyholder Dividends.  All of our international policies are participating, and the dividends are factored into the premium rates charged.  As policy provisioned dividend rates generally increase each year that a policy is in force, dividend expense is expected to increase as this block of insurance becomes more seasoned.

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels by agents and associates.  Commission expense decreased from the prior year, as renewal premiums, which have lower commission rates, comprised a larger portion of revenues in the current year.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized under current accounting guidance include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  The decrease for the three and six months of 2012 compared to the same periods in 2011 is the result of a decrease in first year premium production in the current year.  Though premium revenue increased in the current year, it was related to an increase in renewal premiums compared to the prior year.  Commissions paid on renewal premiums are significantly lower than that paid on first year business.

Amortization for the three and six months ended June 30, 2012, include certain adjustments to refine estimates that increased amortization by $0.5 million and $0.7 million which affects current year comparability.  Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

Federal Income Tax.  The effective tax rates for the three and six-month periods ended June 30, 2012, were (18.9)% and 21.3% versus 31.3% and 32.6% for the same periods in 2011.  Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.  See Note 9 - Income Taxes in the consolidated financial statements for further discussion.

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance of its segments based on net income or loss before income taxes.

	Income (Loss) Before Income Taxes
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Life Insurance	$(952)	1,569	(863)	2,191
Home Service Insurance	1,846	2,549	4,238	4,369
Other Non-Insurance Enterprises	(555)	260	(943)	309
Total	$339	4,378	2,432	6,869

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
June 30, 2012

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

•	comparable persistency levels and mortality rates as experienced with U.S. policies.

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

Our international products have living benefit features.  Every policy contains guaranteed cash values and is participating (i.e., provides for cash dividends as apportioned by the board of directors).  Once a policyowner pays the annual premium and the policy is issued, we immediately pay the owner a cash dividend as well as an annual guaranteed endowment, if elected.  The policyowner has several options with regard to the dividend and annual guaranteed endowments, including the right to assign policy values to our stock investment plan, registered under the Securities Act of 1933 (the "Securities Act") and administered in the United States by our unaffiliated transfer agent.

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Country
Venezuela	$6,401	5,165	11,458	9,669
Colombia	5,571	5,457	11,163	10,402
Taiwan	3,497	3,382	7,317	7,237
Ecuador	3,620	3,432	6,792	6,415
Argentina	2,288	2,349	4,193	4,210
Other Non-U.S.	7,365	7,092	14,058	13,619
Total	$28,742	26,877	54,981	51,552

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

Domestic Sales

In the Midwest and the southern United States, we seek to serve middle income households through the sale of cash accumulation ordinary whole life insurance products.  The majority of our inforce business results from blocks of business of insurance companies we have acquired over the past fifteen years.

Domestic Products

Our domestic life insurance products focus primarily on living needs and provide benefits focused toward accumulating money for living benefits while providing a modest death benefit for the policyowner.  The features of our domestic life insurance products include:

•	cash accumulation/living benefits;

•	tax-deferred annuity interest earnings;

•	guaranteed lifetime income or monthly income options for the policyowner or surviving family members;

•	accidental death benefit coverage options; and

•	an option to waive premium payments in the event of disability.

Our life insurance products are principally designed to address the insured's concern about outliving his or her monthly income, while at the same time providing death benefits.  The primary purpose of our product portfolio is to help the insured create capital for needs such as retirement income, children's higher education funds, business opportunities, emergencies and health care needs.

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
State
Texas	$1,260	1,464	2,490	2,717
Indiana	438	483	855	982
Mississippi	307	159	498	443
Oklahoma	232	254	423	511
Missouri	210	110	371	318
Other States	639	965	1,368	1,717
Total	$3,086	3,435	6,005	6,688

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded this business to an unaffiliated insurance company under a coinsurance agreement, under which it assumes substantially all of our accident and health policies.  The premium amounts ceded under the coinsurance agreement for the six months ended June 30, 2012 and 2011 were $2.0 million and $2.3 million, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Revenue:
Premiums	$30,601	29,016	58,770	55,536
Net investment income	4,253	4,058	8,411	7,925
Realized investment gains, net	187	4	189	4
Other income	75	77	132	164
Total revenue	35,116	33,155	67,502	63,629
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,772	10,456	20,699	19,857
Increase in future policy benefit reserves	16,201	12,015	29,419	23,824
Policyholders' dividends	2,268	1,901	4,130	3,544
Total insurance benefits paid or provided	29,241	24,372	54,248	47,225
Commissions	5,990	6,058	11,012	11,400
Other general expenses	2,411	2,885	5,331	5,739
Capitalization of deferred policy acquisition costs	(5,507)	(5,672)	(10,019)	(10,737)
Amortization of deferred policy acquisition costs	3,749	3,660	7,400	7,312
Amortization of cost of customer relationships acquired	184	283	393	499
Total benefits and expenses	36,068	31,586	68,365	61,438
Income (loss) before income tax expense	$(952)	1,569	(863)	2,191

Premiums.  Premium revenues increased for the three and six month periods ended June 30, 2012, compared to the same periods in 2011 due to international renewal business, which experienced strong persistency as this block of insurance ages.

Life insurance premium breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Premiums:
First year	$4,293	4,623	7,632	8,721
Renewal	26,308	24,393	51,138	46,815
Total premiums	$30,601	29,016	58,770	55,536

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

Net Investment Income.  Net investment income was negatively impacted by the low interest rate environment, which has resulted in declining portfolio yields.

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2012	2011	2011
	(In thousands, except for %)
Net investment income, annualized	$16,822	16,401	15,850
Average invested assets, at amortized cost	$474,530	443,707	426,916
Annualized yield on average invested assets	3.55%	3.70%	3.71%

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Death claims	$1,786	1,498	3,766	3,346
Surrender benefits	4,305	4,690	8,343	8,436
Endowment benefits	4,147	3,619	7,620	7,014
Accident and health benefits	51	86	106	157
Other policy benefits	483	563	864	904
Total claims and surrenders	$10,772	10,456	20,699	19,857

•
Death claims expense was higher for the three and six months in 2012 due to more reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

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

Increase in Future Policy Benefit Reserves.   Policy benefit reserves increased for the three and six months ended June 30, 2012 compared to the same period in 2011, as we experienced better than anticipated persistency, which accounted for about half of the increase in the reserve compared to the prior year. In addition, we are recognizing the effect of the current low interest rate environment on reserves for policies issued in the last few years which results in higher reserve build up on new policies compared to prior issue years. The accounting guidance of long duration contracts that we sell requires the Company to “lock in” the original assumptions such as mortality, interest, surrenders and expenses at the time the initial policies are written, therefore gains or losses attributable to actual experience that differs from the original assumptions flows through the income statement in the period in which the differences occur.

We continue to experience growth in new sales of endowment products, which require higher initial reserve levels than whole life products. Endowment sales have become more popular relative to our international sales in the past few years, representing approximately 79% and 75% of total new first year premium through the first six months in 2012 and 2011, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

Commissions.  Commission expense decreased for the three and six months ended June 30, 2012, compared to the same periods in 2011.  This expense fluctuates directly with new premium revenues, which were lower in the three months ended 2012 compared to 2011, despite the rise in total premiums for the current year.  Commission rates paid to agents are higher on first year premium sales, which were down 12.5% in 2012 compared to 2011.  Renewal premiums for the three and six months ended, which pay commissions at lower rates, are up $1.9 million and $4.3 million, respectively, in 2012 from the prior year.

Other General Expenses.  The expenses are allocated by segment, based upon an annual expense study performed by the Company, and were down period to period due to lower audit and actuarial fees.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs decreased for the three and six months ended June 30, 2012, due to the lower first year premiums and an increase in renewal commissions paid during the period, which have a lower commission rate than first year business.  DAC capitalization is directly correlated to fluctuations in first year commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for 2012 was up compared to 2011, due primarily to adjustments to refine estimates that increased amortization by $0.3 million for the three and six months ended June 30, 2012. This impact is offset by the fact that overall persistency is up which results in lower amortization expense.

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
State
Louisiana	$10,542	10,337	20,868	20,479
Arkansas	470	477	997	998
Mississippi	118	92	228	184
Other States	242	247	480	497
Total	$11,372	11,153	22,573	22,158

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

We provide final expense ordinary life insurance and annuity products primarily to middle and lower income individuals primarily in Louisiana, Mississippi and Arkansas.  New products were approved for sale in Mississippi since the beginning of 2012 and we expect to increase sales as we expand our marketing force in this state.

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Revenue:
Premiums	$10,995	10,870	21,922	21,578
Net investment income	3,075	3,275	6,230	6,512
Realized investment gains (losses), net	40	(17)	127	2
Other income	6	6	12	14
Total revenue	14,116	14,134	28,291	28,106
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,337	4,449	10,164	9,927
Increase in future policy benefit reserves	550	985	1,473	1,494
Policyholders' dividends	13	19	25	38
Total insurance benefits paid or provided	5,900	5,453	11,662	11,459
Commissions	3,741	3,872	7,383	7,602
Other general expenses	3,006	3,066	5,970	6,041
Capitalization of deferred policy acquisition costs	(1,537)	(1,692)	(2,964)	(3,268)
Amortization of deferred policy acquisition costs	684	411	1,159	997
Amortization of cost of customer relationships acquired	476	475	843	906
Total benefits and expenses	12,270	11,585	24,053	23,737
Income before income tax expense	$1,846	2,549	4,238	4,369

Premiums.  The premium increases of 1.6% for the six month period in 2012 were due to a small block of policies acquired in the latter part of 2011 that are reflected in the current year results.

Net Investment Income.  Net investment income for our home service insurance segment portfolio yields are as follows.

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2012	2011	2011
	(In thousands, except for %)
Net investment income, annualized	$12,460	12,861	13,024
Average invested assets, at amortized cost	289,373	287,553	280,835
Annualized yield on average invested assets	4.31%	4.47%	4.61%

Realized Investment Gains (Losses), Net.  Net realized gains for the three and six months ended June 30, 2012 were due to calls

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

of debt securities.

Claims and Surrenders.  Claims and surrenders increased for the three and six months ended June 30, 2012, compared to the same period in 2011, as reported claims increased compared to the prior year, but were within expected ranges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Death claims	$3,966	3,090	7,711	7,268
Surrender benefits	729	697	1,324	1,313
Endowment benefits	6	(1)	13	5
Property claims	499	462	863	1,015
Accident and health benefits	12	64	32	98
Other policy benefits	125	137	221	228
Total claims and surrenders	$5,337	4,449	10,164	9,927

•
Death claims expense increased for the three and six months in 2012 due to an increase in reported claims.   In the second quarter of 2011, the Company released $0.3 million of incurred but unreported death claims liability. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Property claims increased 8.0% for the three months ended related to weather activity in the quarter but decreased for the six months of 2012 compared to the same periods in 2011, because of fewer reported claims.

Increase in Future Policy Benefit Reserves.  Reserves decreased for the three and six months in 2012 as the Company recorded a decrease relative to the change made from ungrouping certain prior issue year reserve model plans from six groups to twenty-eight groups due to non-homogeneous policy characteristics determined after further actuarial review of experience. This resulted in a decrease to reserves of approximately $0.2 million for the three and six months in 2012.

Commissions.  Commission expense decreased for the three and six months ended June 30, 2012, compared to the same periods in 2011 becuase agents are compensated for month to month route premium growth which has been impacted by increased policy lapses. This results in a lower commission to premium relationship as compensation is reduced.

Other General Expenses.  The expenses are allocated by segment based upon an annual expense study performed by the Company and remained relatively flat between 2012 and 2011.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs decreased slightly for the three and six months ended June 30, 2012, as commissions expense also decreased during the period.  DAC capitalization is directly correlated to fluctuations in commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and six months ended in the current year increased as this segment experienced lower persistency compared to the prior year, which results in higher amortization. In addition, a change was made relative to ungrouping certain plans for developing actuarial derived values, as noted above, which had an impact of increasing amortization for the three and six months ended in the current year by $0.3 million and $0.4 million, respectively. Amortization for the six month period of 2011 includes an adjustment that resulted in an increase of $0.3 million due to a refinement in an estimate using system generated information related to SPLIC assumptions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

Other Non-Insurance Enterprises

This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP.  The segment loss reported for the three and six months of 2012 was primarily due to significantly lower gains from the change in fair value of warrants.

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

	June 30, 2012		December 31, 2011
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$188,554	20.6	$321,186	36.8
States and political subdivisions	283,440	31.1	216,202	24.8
Corporate	260,955	28.6	195,374	22.4
Mortgage-backed (1)	7,805	0.9	8,849	1.0
Foreign governments	143	—	142	—
Short-term investments	4,385	0.5	2,048	0.2
Total marketable securities	745,282	81.7	743,801	85.2
Cash and cash equivalents	68,916	7.6	33,255	3.8
Other investments:
Policy loans	41,114	4.5	39,090	4.5
Equity securities	46,409	5.1	46,137	5.3
Mortgage loans	1,535	0.2	1,557	0.2
Real estate	8,565	0.9	8,539	1.0
Other long-term investments	94	—	105	—
Total cash, cash equivalents and investments	$911,915	100.0	$872,484	100.0
(1) Includes $7.2 million and $8.1 million of U.S. Government-sponsored enterprises at June 30, 2012, and December 31, 2011, respectively.

The Company increased holdings in investment grade municipals and corporate securities during the three and six months of 2012.  Cash and cash equivalents increased as of June 30, 2012 due to timing of cash inflows and investment into marketable securities.

The held-to-maturity portfolio as of June 30, 2012, represented 22.5% of the total fixed maturity securities owned based upon

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

carrying values, with the remaining 65.4% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$49,643	6.7	$46,663	6.3
AA	378,622	51.1	482,869	65.1
A	161,669	21.8	99,266	13.4
BBB	131,517	17.8	95,558	12.9
BB and other	19,446	2.6	17,397	2.3
Totals	$740,897	100.0	$741,753	100.0

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

The Company has no direct sovereign European debt exposure as of June 30, 2012.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of June 30, 2012, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	June 30, 2012
	General Obligation		Special Revenue		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$21,911	19,655	9,625	8,832	31,536	28,487	10.6
AA	63,254	58,445	107,842	99,000	171,096	157,445	58.3
A	8,083	8,098	62,288	60,953	70,371	69,051	25.6
BBB	513	515	9,113	9,131	9,626	9,646	3.6
BB and other	—	—	4,664	5,190	4,664	5,190	1.9
Total	$93,761	86,713	193,532	183,106	287,293	269,819	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

Municipals shown excluding third party guarantees

	June 30, 2012
	General Obligation		Special Revenue		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$21,911	19,655	9,625	8,832	31,536	28,487	10.6
AA	60,855	56,101	75,055	67,978	135,910	124,079	46.0
A	10,482	10,442	90,623	87,554	101,105	97,996	36.3
BBB	513	515	13,565	13,552	14,078	14,067	5.2
BB and other	—	—	4,664	5,190	4,664	5,190	1.9
Total	$93,761	86,713	193,532	183,106	287,293	269,819	100.0

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Electricity power improvements	$41,620	40,022	14.5
Public improvements	35,735	34,179	12.4

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

The tables below represent the Company's exposure of municipal holdings in Louisiana and Texas, which exceed 10% of the total municipal portfolio as of June 30, 2012.

	June 30, 2012
	General Obligation		Special Revenue		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value		Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AA	$9,714	8,902	18,285	17,202	27,999		26,104
A	126	121	14,369	13,644	14,495		13,765
BBB	513	515	4,789	4,797	5,302		5,312
BB and other	—	—	4,664	5,189	4,664		5,189
Total	$10,353	9,538	42,107	40,832	52,460		50,370
Louisiana securities excluding third party guarantees
AA	$8,600	7,858	12,709	12,033	21,309		19,891
A	1,240	1,165	18,637	17,542	19,877		18,707
BBB	513	515	6,098	6,068	6,611		6,583
BB and other	—	—	4,663	5,189	4,663		5,189
Total	$10,353	9,538	42,107	40,832	52,460		50,370
Texas securities including third party guarantees
AAA	$21,911	19,655	5,105	4,603	27,016		24,258
AA	9,451	8,982	11,202	10,817	20,653		19,799
A	2,707	2,676	8,593	8,548	11,300		11,224
BBB	—	—	4,323	4,335	4,323	—	4,323
Total	$34,069	31,313	29,223	28,303	63,292		59,616
Texas securities excluding third party guarantees
AAA	$21,911	19,655	5,106	4,603	27,017		24,258
AA	8,787	8,306	7,526	7,191	16,313		15,497
A	3,371	3,352	12,268	12,174	15,639		15,526
BBB	—	—	4,323	4,335	4,323		4,335
Total	$34,069	31,313	29,223	28,303	63,292		59,616

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At June 30, 2012, total holdings of municipal securities in Louisiana represented 18.3% of all municipal holdings based upon fair value.  The Company also holds 22.0% of its municipal holdings in Texas issuers.  There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of June 30, 2012.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

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

The Company did not recognize any other-than-temporary impairments for the three and six months ended June 30, 2012 or 2011.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow and did not do so during the first six months of 2012.  Our investments as of June 30, 2012, consist of 65.4% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $30.2 million and $28.0 million for the six months ended June 30, 2012 and 2011, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash inflows from investing activities totaled $4.0 million for the six months ended June 30, 2012, with net cash outflows for the six months ended June 30, 2012 of $20.7 million.  The 2012 net cash inflows from investing activities resulted primarily from an increase in cash balances of $35.7 million that was awaiting investment in suitable long-term securities.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

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

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Form 10-K for the year ended December 31, 2011.  The Company does not have off-balance sheet arrangements at June 30, 2012, and does not expect any future effects on the Company's financial condition related to any such arrangements.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and six months ended June 30, 2012 and 2011. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements except as specifically noted below.

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
June 30, 2012

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

The following table summarizes net unrealized gains and losses for the periods indicated.

	June 30, 2012			December 31, 2011
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)
Fixed maturities, available-for-sale	$513,585	551,076	37,491	484,809	514,253	29,444
Fixed maturities, held-to-maturity	189,821	194,595	4,774	227,500	230,093	2,593
Total fixed maturities	$703,406	745,671	42,265	712,309	744,346	32,037
Total equity securities	$45,324	46,409	1,085	45,599	46,137	538

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 87.9% of our investment portfolio based on carrying value as of June 30, 2012.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.  Approximately 25.4% of the fixed maturities at carrying value on June 30, 2012, were invested in U.S. Treasury and U.S. Government-sponsored enterprises.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of June 30, 2012, were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 1.6% during the quarter ended June 30, 2012, from 1.9% at December 31, 2011.  Net unrealized gains on fixed maturity securities totaled $42.3 million at June 30, 2012, compared to $32.0 million at December 31, 2011.

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  Approximately 73.9% of fixed maturities were held in available-for-sale and 26.1% in held-to-maturity based upon fair value at June 30, 2012.  At June 30, 2012, and December 31, 2011, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 5.5% of our total investments at June 30, 2012, with 96.4% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

During the second quarter ended June 30, 2012, there were no changes in the Company's internal controls over financial reporting that materially affect or are reasonably likely to affect the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

SPFIC is vigorously defending a lawsuit filed in the aftermath of Hurricane Katrina and currently pending in the United States District Court for the Eastern District of Louisiana (“District Court”).  This matter was filed by the Louisiana Attorney General against SPFIC and every other homeowner insurer doing business in the State of Louisiana, on behalf of the State of Louisiana, as assignee, and on behalf of certain Road Home fund recipients.  Although this lawsuit was originally filed as a class action, the Louisiana Attorney General moved to dismiss the class in 2011 and the motion was granted.  In this matter the State alleged that the insurers failed to pay all damages owed under their policies.  The claims currently pending in this matter are for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers.  All other claims, including extra-contractual claims, have been dismissed.  SPFIC had moved to dismiss the complaint on the grounds that the State had no standing to bring the lawsuit as an assignee of insureds because of anti-assignment language in the underlying insurance policies.  Now, however, due to a ruling by the Louisiana Supreme Court, SPFIC will not pursue a motion to dismiss, but will preserve the anti-assignment issue in a defense.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

There are many potential individual claims at issue in this matter, each of which will require individual analysis and a number of which may be subject to individual defenses, including release, accord and satisfaction, prescription, waiver, and estoppel.  There has been no discovery in connection with this matter.  The court has ordered the State to provide specificity as to its claims in this matter.  SPFIC believes its adjusting practices in connection with Katrina homeowners claims were sound and in accordance with industry standards and state law.  There remain significant questions of Louisiana law that have yet to be decided.  In SPFIC's judgment, an estimate of possible loss or range of loss cannot be made at this time. SPFIC intends to vigorously defend all claims asserted and any remaining proceedings.

SPFIC is vigorously defending a number of matters in various stages of development filed in the aftermath of Hurricane Katrina and Hurricane Rita in addition to the Road Home Litigation, including a number of individual lawsuits, which are immaterial to the Company's financial statements.

Item 1A. RISK FACTORS

There are no updates to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On August 6, 2012, the Company issued a news release (the "Release") reporting, among things, results of operations for its second quarter of 2012.  A copy of the Release is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q.  Citizens also announced that it would hold a conference call to discuss its financial results at 10:00 a.m. Central Daylight Time on Tuesday, August 7, 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2012

Item 6. EXHIBITS

Filed on March 15, 2004 with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1 and incorporated herein by reference.

Exhibit Number	The following exhibits are filed herewith:

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Bylaws (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1	News Release reporting first quarter results issued on August 6, 2012 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)
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

CITIZENS, INC.

		By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer and Treasurer

Date:	August 6, 2012