Form 10-Q
period 2012-09-30
CITIZENS INC
filed 2012-11-06
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
___________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
or
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

As of November 5, 2012, the Registrant had 49,080,114 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands)

	September 30, 2012	December 31, 2011
Assets	(Unaudited)	(As adjusted)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $549,205 and $484,809 in 2012 and 2011, respectively)	$594,620	514,253
Fixed maturities held-to-maturity, at amortized cost (fair value: $209,580 and $230,093 in 2012 and 2011, respectively)	203,237	227,500
Equity securities available-for-sale, at fair value (cost: $42,812 and $45,599 in 2012 and 2011, respectively)	44,091	46,137
Mortgage loans on real estate	1,521	1,557
Policy loans	42,784	39,090
Real estate held for investment (less $1,252 and $1,149 accumulated depreciation in 2012 and 2011, respectively)	8,530	8,539
Other long-term investments	178	105
Short-term investments	2,356	2,048
Total investments	897,317	839,229
Cash and cash equivalents	39,830	33,255
Accrued investment income	10,178	7,787
Reinsurance recoverable	9,228	9,562
Deferred policy acquisition costs	132,206	124,542
Cost of customer relationships acquired	25,764	27,945
Goodwill	17,160	17,160
Other intangible assets	886	906
Federal income tax receivable	—	901
Property and equipment, net	7,450	7,860
Due premiums, net (less $1,275 and $1,698 allowance for doubtful accounts in 2012 and 2011, respectively)	9,693	9,169
Prepaid expenses	1,175	396
Other assets	832	800
Total assets	$1,151,719	1,079,512

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts)

	September 30, 2012	December 31, 2011
Liabilities and Stockholders' Equity	(Unaudited)	(As adjusted)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$743,845	697,502
Annuities	50,125	47,060
Accident and health	5,496	5,612
Dividend accumulations	11,717	10,601
Premiums paid in advance	27,003	25,291
Policy claims payable	9,514	10,020
Other policyholders' funds	9,463	8,760
Total policy liabilities	857,163	804,846
Commissions payable	1,920	2,851
Federal income tax payable	1,188	—
Deferred federal income tax	17,545	13,940
Payable for securities in process of settlement	1,231	—
Warrants outstanding	137	451
Other liabilities	8,490	9,382
Total liabilities	887,674	831,470
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,203,365 shares issued in 2012 and 52,089,189 shares issued in 2011, including shares in treasury of 3,135,738 in 2012 and 2011	259,371	258,548
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2012 and 2011	3,184	3,184
Accumulated deficit	(17,025)	(21,851)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	29,526	19,172
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	264,045	248,042
Total liabilities and stockholders' equity	$1,151,719	1,079,512

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Three Months Ended September 30, (In thousands, except per share amounts) (Unaudited)

	2012		2011
Revenues:			(As adjusted)
Premiums:
Life insurance		$41,257		38,639
Accident and health insurance		414		383
Property insurance		1,281		1,277
Net investment income		8,114		7,478
Realized investment gains, net		763		35
Decrease in fair value of warrants		241		239
Other income		112		282
Total revenues		52,182		48,333
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		15,627		14,803
Increase in future policy benefit reserves		16,901		14,365
Policyholders' dividends		2,600		2,169
Total insurance benefits paid or provided		35,128		31,337
Commissions		9,769		9,224
Other general expenses		6,055		6,642
Capitalization of deferred policy acquisition costs		(7,547)		(6,531)
Amortization of deferred policy acquisition costs		4,134		4,171
Amortization of cost of customer relationships acquired		598		708
Total benefits and expenses		48,137		45,551
Income before federal income tax		4,045		2,782
Federal income tax expense		1,134		729
Net income		2,911		2,053
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.06		0.04
Basic earnings per share of Class B common stock	0.03		0.02
Diluted earnings per share of Class A common stock	0.06		0.04
Diluted earnings per share of Class B common stock	0.03		0.02
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period		8,542		15,431
Reclassification adjustment for gains included in net income		(708)		—
Unrealized gains on available-for-sale securities, net		7,834		15,431
Income tax expense on unrealized gains on available-for-sale securities		2,878		5,460
Other comprehensive income		4,956		9,971
Comprehensive income		$7,867		12,024

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Nine Months Ended September 30, (In thousands, except per share amounts) (Unaudited)

	2012		2011
Revenues:			(As adjusted)
Premiums:
Life insurance		$118,608		112,481
Accident and health insurance		1,244		1,151
Property insurance		3,792		3,781
Net investment income		23,303		22,281
Realized investment gains, net		1,107		41
Decrease in fair value of warrants		314		1,454
Other income		321		509
Total revenues		148,689		141,698
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		46,490		44,587
Increase in future policy benefit reserves		47,793		39,683
Policyholders' dividends		6,755		5,751
Total insurance benefits paid or provided		101,038		90,021
Commissions		28,164		28,226
Other general expenses		19,013		19,743
Capitalization of deferred policy acquisition costs		(20,530)		(20,536)
Amortization of deferred policy acquisition costs		12,693		12,480
Amortization of cost of customer relationships acquired		1,834		2,113
Total benefits and expenses		142,212		132,047
Income before federal income tax		6,477		9,651
Federal income tax expense		1,651		2,967
Net income		4,826		6,684
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.10		0.13
Basic earnings per share of Class B common stock	0.05		0.07
Diluted earnings per share of Class A common stock	0.10		0.13
Diluted earnings per share of Class B common stock	0.05		0.07
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period		17,106		27,546
Reclassification adjustment for gains included in net income		(915)		—
Unrealized gains on available-for-sale securities, net		16,191		27,546
Income tax expense on unrealized gains on available-for-sale securities		5,837		9,700
Other comprehensive income		10,354		17,846
Comprehensive income		$15,180		24,530

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Nine Months Ended September 30, (In thousands) (Unaudited)

	2012	2011
Cash flows from operating activities:		(As adjusted)
Net income	$4,826	6,684
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on sale of investments and other assets	(1,107)	(41)
Net deferred policy acquisition costs	(7,837)	(8,056)
Amortization of cost of customer relationships acquired	1,834	2,113
Decrease in fair value of warrants	(314)	(1,454)
Depreciation	915	753
Amortization of premiums and discounts on investments	4,115	3,208
Deferred federal income tax benefit	(2,232)	(870)
Change in:
Accrued investment income	(2,391)	(1,032)
Reinsurance recoverable	334	(161)
Due premiums	(524)	730
Future policy benefit reserves	47,530	39,308
Other policyholders' liabilities	3,025	1,747
Federal income tax receivable	2,089	1,570
Commissions payable and other liabilities	(1,823)	(269)
Other, net	(846)	(668)
Net cash provided by operating activities	47,594	43,562
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	503	—
Maturities and calls of fixed maturities, available-for-sale	125,622	127,342
Maturities and calls of fixed maturities, held-to-maturity	154,630	52,900
Purchase of fixed maturities, available-for-sale	(184,728)	(82,184)
Purchase of fixed maturities, held-to-maturity	(138,756)	(104,466)
Sales of equity securities, available-for-sale	2,856	—
Calls of equity securities, available-for-sale	820	682
Purchase of equity securities, available-for-sale	—	(25,000)
Principal payments on mortgage loans	36	36
Increase in policy loans, net	(3,694)	(2,464)
Sale of other long-term investments	4	5
Purchase of other long-term investments	(116)	(25)
Sale of property and equipment	—	2
Purchase of property and equipment	(402)	(1,662)
Maturity of short-term investments	2,000	—
Purchase of short-term investments	(2,378)	(2,066)
Proceeds from assumption reinsurance agreement	—	4,550
Net cash used in investing activities	(43,603)	(32,350)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Nine Months Ended September 30, (In thousands) (Unaudited)

	2012	2011
		(As adjusted)
Cash flows from financing activities:
Warrants exercised	$822	1,791
Annuity deposits	4,769	4,818
Annuity withdrawals	(3,007)	(3,119)
Net cash provided by financing activities	2,584	3,490
Net increase in cash and cash equivalents	6,575	14,702
Cash and cash equivalents at beginning of year	33,255	49,723
Cash and cash equivalents at end of period	$39,830	64,425
Supplemental disclosures of operating activities:
Cash paid during the period for income taxes, net	$1,794	2,267

Supplemental Disclosures of Non-Cash Investing Activities:
None.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2012
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

The consolidated statements of financial position for September 30, 2012, the consolidated statements of comprehensive income for the three and nine-month periods ended September 30, 2012 and 2011, and the consolidated statements of cash flows for the nine-month period then ended have been prepared by the Company without audit.  In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2012 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with U.S. GAAP accounting principles for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2011.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Deferred Policy Acquisition Costs ("DAC")

The Company has recognized adjustments in the nine month period ending September 30, 2012 that relate to prior reporting periods in the amount of $0.5 million, net of tax, reducing DAC and increasing DAC amortization. These adjustments relate to actuarial modifications for a plan set up issue in the Life segment that was discovered during a routine process review and an adjustment related to ungrouping certain prior issue year reserve models in the Home Service segment as experience showed differing characteristics.

Benefit Reserves

The Company recorded adjustments to decrease reserves in the amount of $0.3 million, net of tax, for the nine months in 2012 that related to prior periods. These adjustments resulted from the ungrouping of certain prior issue year reserve models as noted above in the DAC discussion of adjustments as well as adjustments identified by operational controls that resulted in corrections to Life segment policy values.

Commissions Payable

The current period includes a reduction of approximately $0.4 million in commission expense for the three and nine months ended September 30, 2012 due to balances that were held pending validation that are no longer considered payable.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2012
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

(2) Accounting Pronouncements

Accounting Standards Recently Adopted

Effective January 1, 2012, the Company retrospectively adopted the Financial Accounting Standards Board’s ("FASB") guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The guidance specified that the costs must be based on successful efforts.  The guidance also specifies that advertising costs should be included as deferred acquisition costs only when the direct-response advertising accounting criteria are met.  The retrospective effect of the change in our deferred acquisition costs decreased the December 31, 2011 DAC asset by $11.8 million, deferred taxes by $4.1 million and stockholders’ equity balance by $7.6 million.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2012
(Unaudited)

The following table provides the balance sheet and income statement accounts that were impacted by the change in accounting principle.

	As Previously Reported	Impact of Change in Accounting Principle	As Adjusted
	(In thousands, except per share data)
Balance Sheet Accounts:
As of December 31, 2011:
Deferred acquisition costs	$136,300	(11,758)	124,542
Deferred federal income taxes	18,055	(4,115)	13,940
Accumulated deficit	(14,208)	(7,643)	(21,851)
Statement of Operations:
Three months ended September 30, 2011:
Capitalization of deferred policy acquisition costs	$(7,121)	590	(6,531)
Amortization of deferred policy acquisition costs	4,500	(329)	4,171
Federal income tax expense	820	(91)	729
Net income	2,223	(170)	2,053
Per share of Class A common stock:
Basic earnings per share	0.05	(0.01)	0.04
Diluted earnings per share	0.05	(0.01)	0.04
Nine months ended September 30, 2011:
Capitalization of deferred policy acquisition costs	$(22,170)	1,634	(20,536)
Amortization of deferred policy acquisition costs	13,249	(769)	12,480
Federal income tax expense	3,270	(303)	2,967
Net income	7,246	(562)	6,684
Per share of Class A common stock:
Basic earnings per share	0.15	(0.02)	0.13
Diluted earnings per share	0.15	(0.02)	0.13

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have any impact on our financial statements other than providing a continuous statement of comprehensive income.

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
September 30, 2012
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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended
	September 30, 2012
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$31,876	11,076	—	42,952
Net investment income	4,538	3,273	303	8,114
Realized investment gains, net	720	43	—	763
Decrease in fair value of warrants	—	—	241	241
Other income	56	5	51	112
Total revenue	37,190	14,397	595	52,182
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,213	5,414	—	15,627
Increase in future policy benefit reserves	16,058	843	—	16,901
Policyholders' dividends	2,395	205	—	2,600
Total insurance benefits paid or provided	28,666	6,462	—	35,128
Commissions	6,115	3,654	—	9,769
Other general expenses	2,622	2,962	471	6,055
Capitalization of deferred policy acquisition costs	(6,090)	(1,457)	—	(7,547)
Amortization of deferred policy acquisition costs	3,358	776	—	4,134
Amortization of cost of customer relationships acquired	164	434	—	598
Total benefits and expenses	34,835	12,831	471	48,137
Income before income tax expense	$2,355	1,566	124	4,045

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2012
(Unaudited)

	Nine Months Ended
	September 30, 2012
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$90,646	32,998	—	123,644
Net investment income	12,949	9,503	851	23,303
Realized investment gains, net	909	170	28	1,107
Decrease in fair value of warrants	—	—	314	314
Other income	188	17	116	321
Total revenue	104,692	42,688	1,309	148,689
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	30,912	15,578	—	46,490
Increase in future policy benefit reserves	45,477	2,316	—	47,793
Policyholders' dividends	6,525	230	—	6,755
Total insurance benefits paid or provided	82,914	18,124	—	101,038
Commissions	17,127	11,037	—	28,164
Other general expenses	7,953	8,932	2,128	19,013
Capitalization of deferred policy acquisition costs	(16,109)	(4,421)	—	(20,530)
Amortization of deferred policy acquisition costs	10,758	1,935	—	12,693
Amortization of cost of customer relationships acquired	557	1,277	—	1,834
Total benefits and expenses	103,200	36,884	2,128	142,212
Income (loss) before income tax expense	$1,492	5,804	(819)	6,477

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2012
(Unaudited)

	Three Months Ended
	September 30, 2011
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$29,491	10,808	—	40,299
Net investment income	4,094	3,178	206	7,478
Realized investment gains, net	25	4	6	35
Decrease in fair value of warrants	—	—	239	239
Other income	240	6	36	282
Total revenue	33,850	13,996	487	48,333
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	9,834	4,969	—	14,803
Increase in future policy benefit reserves	13,133	1,232	—	14,365
Policyholders' dividends	2,152	17	—	2,169
Total insurance benefits paid or provided	25,119	6,218	—	31,337
Commissions	5,516	3,708	—	9,224
Other general expenses	2,875	3,126	641	6,642
Capitalization of deferred policy acquisition costs	(5,026)	(1,505)	—	(6,531)
Amortization of deferred policy acquisition costs	3,431	740	—	4,171
Amortization of cost of customer relationships acquired	206	502	—	708
Total benefits and expenses	32,121	12,789	641	45,551
Income (loss) before income tax expense	$1,729	1,207	(154)	2,782

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2012
(Unaudited)

	Nine Months Ended
	September 30, 2011
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$85,027	32,386	—	117,413
Net investment income	12,019	9,690	572	22,281
Realized investment gains, net	29	6	6	41
Decrease in fair value of warrants	—	—	1,454	1,454
Other income	404	20	85	509
Total revenue	97,479	42,102	2,117	141,698
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	29,691	14,896	—	44,587
Increase in future policy benefit reserves	36,957	2,726	—	39,683
Policyholders' dividends	5,696	55	—	5,751
Total insurance benefits paid or provided	72,344	17,677	—	90,021
Commissions	16,916	11,310	—	28,226
Other general expenses	8,614	9,167	1,962	19,743
Capitalization of deferred policy acquisition costs	(15,763)	(4,773)	—	(20,536)
Amortization of deferred policy acquisition costs	10,743	1,737	—	12,480
Amortization of cost of customer relationships acquired	705	1,408	—	2,113
Total benefits and expenses	93,559	36,526	1,962	132,047
Income before income tax expense	$3,920	5,576	155	9,651

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2012
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	September 30, 2012	September 30, 2011
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$2,911	2,053
Net income allocated to Class A common stock	$2,881	2,032
Net income allocated to Class B common stock	30	21
Net income	$2,911	2,053
Denominator:
Weighted average shares of Class A outstanding - basic	49,019	48,912
Weighted average shares of Class A outstanding - diluted	49,030	48,912
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$0.06	0.04
Basic earnings per share of Class B common stock	0.03	0.02
Diluted earnings per share of Class A common stock	0.06	0.04
Diluted earnings per share of Class B common stock	0.03	0.02

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$4,826	6,684
Net income allocated to Class A common stock	$4,777	6,616
Net income allocated to Class B common stock	49	68
Net income	$4,826	6,684
Denominator:
Weighted average shares of Class A outstanding - basic	48,962	48,762
Weighted average shares of Class A outstanding - diluted	48,972	48,764
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$0.10	0.13
Basic earnings per share of Class B common stock	0.05	0.07
Diluted earnings per share of Class A common stock	0.10	0.13
Diluted earnings per share of Class B common stock	0.05	0.07

The diluted earnings per share calculation has assumptions regarding the exercise of warrants issued to certain investors as discussed below in Note 8 - Convertible Preferred Stock: Warrants.  Dilution was immaterial for the three and nine months ended September 30, 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2012
(Unaudited)

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 85.1% of total investments and cash and cash equivalents at September 30, 2012.

	September 30, 2012		December 31, 2011
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$797,857	85.1%	$741,753	85.0%
Equity securities	44,091	4.7%	46,137	5.3%
Mortgage loans	1,521	0.2%	1,557	0.2%
Policy loans	42,784	4.6%	39,090	4.5%
Real estate and other long-term investments	8,708	0.9%	8,644	1.0%
Short-term investments	2,356	0.3%	2,048	0.2%
Cash and cash equivalents	39,830	4.2%	33,255	3.8%
Total cash, cash equivalents and investments	$937,147	100.0%	$872,484	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2012
(Unaudited)

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities and equity securities as of the periods indicated.

	September 30, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$10,184	3,931	—	14,115
U.S. Government-sponsored enterprises	89,397	4,255	32	93,620
States and political subdivisions	233,712	16,678	748	249,642
Foreign governments	105	38	—	143
Corporate	209,153	21,397	669	229,881
Commercial mortgage-backed	547	19	1	565
Residential mortgage-backed	6,107	549	2	6,654
Total available-for-sale securities	549,205	46,867	1,452	594,620
Held-to-maturity securities:
U.S. Government-sponsored enterprises	51,136	622	4	51,754
States and political subdivisions	119,206	4,975	287	123,894
Corporate	32,895	1,054	17	33,932
Total held-to-maturity securities	203,237	6,651	308	209,580
Total fixed maturities	$752,442	53,518	1,760	804,200
Equity securities:
Stock mutual funds	$10,463	263	24	10,702
Bond mutual funds	31,503	649	19	32,133
Common stock	17	—	3	14
Preferred stock	829	413	—	1,242
Total equity securities	$42,812	1,325	46	44,091

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2012
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

At September 30, 2012, the Company had $6.7 million of mortgage-backed security holdings based on amortized cost, of which $6.1 million, or 91.0%, were residential U.S. Government-sponsored issues.  Mortgage-backed securities are also referred to as securities not due at a single maturity date throughout this report.  The majority of the Company's equity securities are diversified stock and bond mutual funds.

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
September 30, 2012
(Unaudited)

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

The Company did not recognize any other-than-temporary impairments ("OTTI") during the nine months ended September 30, 2012 and 2011.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2012
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	September 30, 2012
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
U.S. Government-sponsored enterprises	$9,993	32	8	—	—	—	9,993	32	8
States and political subdivisions	44,391	408	40	5,095	340	2	49,486	748	42
Corporate	14,820	315	10	4,623	354	4	19,443	669	14
Commercial mortgage-backed	143	1	1	—	—	—	143	1	1
Residential mortgage-backed	—	—	—	55	2	1	55	2	1
Total available-for-sale securities	69,347	756	59	9,773	696	7	79,120	1,452	66
Held-to-maturity securities:
U.S. Government-sponsored enterprises	1,751	2	3	1,105	2	1	2,856	4	4
States and political subdivisions	37,322	287	32	—	—	—	37,322	287	32
Corporate	4,255	17	3	—	—	—	4,255	17	3
Total held-to-maturity securities	43,328	306	38	1,105	2	1	44,433	308	39
Total fixed maturities	$112,675	1,062	97	10,878	698	8	123,553	1,760	105
Equity securities:
Stock mutual funds	$—	—	—	976	24	1	976	24	1
Bond mutual funds	—	—	—	2,981	19	2	2,981	19	2
Common stocks	14	3	1	—	—	—	14	3	1
Total equities	$14	3	1	3,957	43	3	3,971	46	4

As of September 30, 2012, the Company had 7 available-for-sale securities and 1 held-to-maturity security that were in an unrealized loss position for greater than 12 months.  These securities consisted of U.S. Government-sponsored enterprises, municipals, corporate and mortgage-backed securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2012
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

We have reviewed these securities for the periods ended September 30, 2012 and December 31, 2011 and determined that no other-than-temporary impairment exists based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis, and future information may become available which could result in impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2012
(Unaudited)

The amortized cost and fair value of fixed maturity securities at September 30, 2012 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$15,102	15,309
Due after one year through five years	74,476	79,431
Due after five years through ten years	111,759	119,654
Due after ten years	341,214	373,007
Securities not due at a single maturity date	6,654	7,219
Total available-for-sale securities	549,205	594,620
Held-to-maturity securities:
Due in one year or less	10,013	10,044
Due after one year through five years	35,564	35,841
Due after five years through ten years	47,212	50,192
Due after ten years	110,448	113,503
Total held-to-maturity securities	203,237	209,580
Total fixed maturities	$752,442	804,200

The securities not due at a single maturity date are primarily mortgage-backed obligations of U.S. Government-sponsored enterprises and corporate securities.

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.  Proceeds and gross realized gains from sales of securities for the three and nine months ended September 30, 2012 and 2011 are summarized as follows.

	Fixed Maturities Available-for-Sale				Equity Securities
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In thousands)
Proceeds	$—	—	503	—	2,856	—	2,856	—
Gross realized gains	$—	—	4	—	632	—	632	—
Gross realized losses	$—	—	3	—	—	—	—	—

During the nine months ended September 30, 2012, one equity mutual fund security was sold which resulted in a realized gain of approximately $0.6 million. There were no securities sold at a loss during the three month period ended September 30, 2012 and one sold at a loss for the nine months ended September 30, 2012. There were no securities sold from the held-to-maturity portfolio for the nine months ended September 30, 2012 and 2011.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2012
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2012
(Unaudited)

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	September 30, 2012
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$14,115	93,620	—	107,735
States and political subdivisions	—	249,642	—	249,642
Corporate	—	229,881	—	229,881
Commercial mortgage-backed	—	158	407	565
Residential mortgage-backed	—	6,654	—	6,654
Foreign governments	—	143	—	143
Total fixed maturities	14,115	580,098	407	594,620
Equity securities:
Stock mutual funds	10,702	—	—	10,702
Bond mutual funds	32,133	—	—	32,133
Common stock	14	—	—	14
Preferred stock	1,242	—	—	1,242
Total equity securities	44,091	—	—	44,091
Total financial assets	$58,206	580,098	407	638,711
Financial liabilities:
Warrants outstanding	$—	137	—	137

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2012
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

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At September 30, 2012, our fixed maturity securities, valued using a third-party pricing source, totaled $580.1 million for Level 2 assets and comprised 90.8% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third-party pricing models and review model parameters for reasonableness.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding, and consist of two private placement mortgage-backed securities with a total value of $0.4 million.  Our Level 3 assets are current relative to principal and interest payments and are considered immaterial to our financial statements.  For the nine months ended September 30, 2012, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

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
September 30, 2012
(Unaudited)

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis that are classified as Level 3 assets and for which we have utilized significant unobservable inputs to determine fair value.

	September 30, 2012	December 31, 2011
	(In thousands)

Balance at beginning of period	$459	519
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	(3)	6
Principal paydowns	(49)	(66)
Transfer in and (out) of Level 3	—	—
Balance at end of period	$407	459

We review the fair value hierarchy classifications each reporting period.  Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets.  Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. There were no transfers in or out of Level 1 or 2.

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$203,237	209,580	227,500	230,093
Mortgage loans	1,521	1,333	1,557	1,428
Policy loans	42,784	42,784	39,090	39,090
Short-term investments	2,356	2,356	2,048	2,048
Cash and cash equivalents	39,830	39,830	33,255	33,255
Financial liabilities:
Annuity benefit reserves	50,125	52,118	47,060	43,402

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential and commercial properties.  Weighted average interest rates for these loans were approximately 6.6% as of September 30, 2012 and December 31, 2011, with maturities ranging from 1 to 30 years.  Management estimated the fair value using an annual interest rate of 6.25% at September 30, 2012.  Our mortgage loans

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2012
(Unaudited)

are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.7% as of September 30, 2012 and December 31, 2011, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature.  Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at September 30, 2012 using discounted cash flows based upon a swap rate curve with interest rates ranging from 0.67% to 3.81% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

(7) Legal Proceedings

We are a defendant in a lawsuit filed on August 6, 1999, in the Texas District Court, Austin, Texas, now styled Delia Bolanos Andrade, et al., Plaintiffs, v. Citizens Insurance Company of America, et al., Defendants in which a class was originally certified by the trial court and reversed by the Texas Supreme Court in 2007 with an order to the trial court to conduct further proceedings consistent with its ruling.  The underlying lawsuit alleged that certain life insurance policies CICA made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws.  The remedy sought was rescission and return of the insurance premium payments.  On December 9, 2009, the trial court denied the recertification of the class after conducting additional proceedings in accordance with the Texas Supreme Court's ruling.  The remaining plaintiffs must now proceed individually, and not as a class, if they intend to pursue their claims against us.  Since the December 9, 2009 trial court ruling, no individual cases have been further pursued by the plaintiffs.  The probability of the plaintiffs further pursuing their cases individually remains unknown.  An estimate of any possible loss or range of losses cannot be made at this time in regard to individuals pursuing claims.  However, should the plaintiffs further pursue their claims individually, we intend to vigorously defend any proceedings.

SPFIC is vigorously defending a lawsuit filed in the aftermath of Hurricane Katrina and currently pending in the United States District Court for the Eastern District of Louisiana.  This matter was filed by the Louisiana Attorney General against SPFIC and every other homeowner insurer doing business in the State of Louisiana, on behalf of the State of Louisiana, as assignee, and on behalf of certain Road Home fund recipients.  Although this lawsuit was originally filed as a class action, the Louisiana Attorney General moved to dismiss the class in 2011 and the motion was granted.  In this matter the State alleged that the insurers failed to pay all damages owed under their policies.  The claims currently pending in this matter are for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers.  All other claims, including extra-contractual claims, have been dismissed.

There are many potential individual claims at issue in this matter, each of which will require individual analysis and a number of which may be subject to individual defenses, including release, accord and satisfaction, prescription, waiver, and estoppel.  There has been no discovery in connection with this matter.  The court has ordered the State to provide specificity as to its claims in this matter.  SPFIC believes its claims practices in connection with Katrina homeowners claims were sound and in accordance with industry standards and state law.  In SPFIC's judgment, an estimate of possible loss or range of loss cannot be made at this time. SPFIC intends to vigorously defend all claims asserted in any remaining proceedings.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2012
(Unaudited)

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

As of September 30, 2012, there were outstanding warrants to purchase the Company's stock at $7.86, which were issued to investors of the Series A-2 Preferred. These warrants were converted into 12,487 Class A shares through a cashless exercise provision on their October 6, 2012 expiration date.

As of 9/30/2012
Warrants Outstanding	Expiration Date	Exercise Price	Fair Value
			(In thousands)
52,121	10/6/2012	$7.86	$137

The fair value of the warrants is calculated using the Black-Scholes option pricing model and is classified as a liability on the balance sheet in the amount of approximately $137 thousand and $451 thousand at September 30, 2012 and December 31, 2011, respectively.  The change in fair value of warrants is reported as a component of revenue in the statement of comprehensive income.

(9) Income Taxes

The effective tax rate was 28.0% and 26.2% for the third quarter of 2012 and 2011, respectively and 25.5% and 30.7% for the nine months ended September 30, 2012 and 2011, respectively.   In periods where our effective tax rate is lower than the statutory tax rate of 35%, the difference is primarily due to tax exempt state and local bonds, and in some years, to gains arising from the change in fair value of outstanding warrants to purchase Class A common stock. The effective tax rate is lower in the current year compared to 2011 primarily because the Company began purchasing tax-exempt state and local bonds in the second half of 2011 and continued to do so in 2012 in the non-insurance companies where the full tax benefit can be realized.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2012
(Unaudited)

(10) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the nine months ended September 30, 2012 except as identified below.  See our Annual Report on Form 10-K as of December 31, 2011 for a comprehensive discussion of these transactions.

During the quarter ended September 30, 2012, CICA paid a cash dividend to it's parent Citizens in the amount of $5.4 million and SPLIC paid a cash dividend to CICA totaling $2.3 million. These payments do not impact the consolidated results of the Company.

On October 2, 2012, a reinsurance agreement was executed between CICA and CNLIC where CICA assumes insurance risk relative to claims over $35,000 and up to a maximum of $100,000. This agreement is effective for business written beginning January 1, 2012. This reinsurance agreement has no impact on the consolidated financial statements of the Company.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

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

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company's products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;

•	Changes in statutory or U.S. GAAP accounting principles, policies or practices; and

•	Our success at managing risks involved in the foregoing;

•	The risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under the heading "Part II. - Item 1A - Risk Factors."

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
September 30, 2012

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

Overview

Citizens is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975.  Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of September 30, 2012, we had approximately $1.2 billion of total assets and approximately $5.3 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

Current Financial Highlights

Financial highlights for the three and nine-month periods ended September 30, 2012 compared to the same period in 2011 were:

•
Insurance premiums rose 6.6% and 5.3% for the three and nine month period to $43.0 million and $123.6 million in 2012 from $40.3 million and $117.4 million in 2011, primarily from renewal premiums in our life insurance segment.

•
Net investment income increased 8.5% and 4.6%, respectively.  The average yield on the consolidated portfolio remained relatively steady for the third consecutive quarter at an annualized rate of 3.74% down from 3.92% for full year 2011.  For the nine month period, the increase in the invested assets due to premium revenue growth offset the decrease in yield.

•	Gains of $0.6 million were realized on the sale of previously impaired equity mutual funds during the third quarter of 2012 in the life segment.

•
Claims and surrenders expense increased 5.6% and 4.3% for the three and nine months ended 2012 as the home service segment was impacted by Hurricane Isaac which hit the Louisiana coast on August 29, 2012 and caused increased property claims. In addition, we experienced higher death claims expense in the current year compared to 2011 due to the release of incurred but unreported death claims liability in 2011 of $0.7 million. Excluding this prior year liability release, death claims were flat.

•
Changes in reserves resulted in liability increases due to the increased sales of endowment products that build up reserves at a faster pace than whole life longer term mortality based products. Additionally, the sustained low interest rate environment also results in a higher reserve development due to the lower interest yield assumptions in the current period compared to prior years.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

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

	Nine Months Ended September 30,
	2012			2011
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$243,529,971	4,234	$57,518	$265,605,986	4,181	$63,527
Home Service	151,309,545	21,895	6,911	152,408,350	21,285	7,160
Note:  All discussions below compare or state results for the three and nine-month periods ended September 30, 2012 compared to the three and nine-month periods ended September 30, 2011.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
Premiums:
Life insurance	$41,257	38,639	118,608	112,481
Accident and health insurance	414	383	1,244	1,151
Property insurance	1,281	1,277	3,792	3,781
Net investment income	8,114	7,478	23,303	22,281
Realized investment gains, net	763	35	1,107	41
Decrease in fair value of warrants	241	239	314	1,454
Other income	112	282	321	509
Total revenues	52,182	48,333	148,689	141,698
Exclude fair value adjustments	(241)	(239)	(314)	(1,454)
Total revenues excluding fair value adjustments	$51,941	48,094	148,375	140,244

Premium Income.  Premium income derived from life, accident and health, and property insurance sales increased 6.6% and 5.3% in 2012 for the three and nine months compared to the same periods ending September 30, 2011, primarily resulting from the life segment as discussed under Segment Operations.

Net investment income performance is summarized as follows.

	September 30,	December 31,	September 30,
	2012	2011	2011
	(In thousands, except for %)
Net investment income, annualized	$31,071	30,099	29,708
Average invested assets, at amortized cost	829,936	767,079	744,234
Annualized yield on average invested assets	3.74%	3.92%	3.99%

Yields on invested assets vary between segment operations due to different portfolio mixes in the segments.  The life segment typically invests more in U.S. government securities than the home service segment which has a larger percentage of holdings in the corporate and municipal sectors. The weighted effective yield for new money invested by the Company for the first nine months of 2012 was approximately 3.1% compared to new money yields of 3.4% for the same nine months ended in 2011.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

Investment income from debt securities accounted for approximately 82.7% and 82.4% of total investment income for the three and nine months ended September 30, 2012.  We have reduced bond holdings of U.S. Government-sponsored enterprises, such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), which comprised 18.7% of the total fixed maturity portfolio based on amortized cost at September 30, 2012 compared to 42.7% at December 31, 2011 due to the low yields in the current environment.  We have increased our investment purchases of corporate and municipal securities over the past several quarters, focusing on utility service sectors in corporate securities.  State and political subdivision holdings at September 30, 2012 increased to 46.9% and corporate holdings totaled 32.2% based upon amortized cost compared to 29.1% and 25.6% at December 31, 2011, respectively. In addition, we have invested in short duration bond mutual funds as these securities offer a competitive yield.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Gross investment income:
Fixed maturity securities	$7,048	6,740	20,247	19,990
Equity securities	487	311	1,496	886
Mortgage loans	31	22	76	73
Policy loans	841	756	2,454	2,175
Long-term investments	96	61	217	168
Other investment income	19	23	76	106
Total investment income	8,522	7,913	24,566	23,398
Investment expenses	(408)	(435)	(1,263)	(1,117)
Net investment income	$8,114	7,478	23,303	22,281

The average consolidated invested asset portfolio has increased approximately 8.2% with primarily investments in the fixed maturity securities portfolio accounting for the most significant increase in the investment income, despite the decline in overall portfolio yield. The purchase of bond mutual funds has resulted in increased dividend income for the three and nine months ended in the current year compared to the same periods a year ago.  In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.

Change in Fair Value of Warrants.  The Company adjusts the liability related to its outstanding warrants to purchase shares of Class A common stock at each reporting date to reflect the current fair value of the warrants computed based on the Class A common stock value calculated using the Black-Scholes option pricing model.  As the Class A common stock value increases and decreases, the change in the warrant liability also increases and decreases in inverse order.  The adjustment to fair value is recorded as an increase or decrease in the fair value of the warrants in the consolidated statement of operations.  The remaining warrants were the subject of a cashless exercise transaction whereby the Company issued 12,487 Class A shares on October 6, 2012.  See Note 8 - Convertible Preferred Stock:  Warrants of the accompanying financial statements for further discussion.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

Benefits and Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$15,627	14,803	46,490	44,587
Increase in future policy benefit reserves	16,901	14,365	47,793	39,683
Policyholders' dividends	2,600	2,169	6,755	5,751
Total insurance benefits paid or provided	35,128	31,337	101,038	90,021
Commissions	9,769	9,224	28,164	28,226
Other general expenses	6,055	6,642	19,013	19,743
Capitalization of deferred policy acquisition costs	(7,547)	(6,531)	(20,530)	(20,536)
Amortization of deferred policy acquisition costs	4,134	4,171	12,693	12,480
Amortization of cost of customer relationships acquired	598	708	1,834	2,113
Total benefits and expenses	$48,137	45,551	142,212	132,047

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Death claims	$5,053	4,917	16,530	15,531
Surrender benefits	5,068	5,166	14,735	14,915
Endowments	3,812	3,576	11,445	10,595
Property claims	1,017	586	1,880	1,601
Accident and health benefits	91	79	229	334
Other policy benefits	586	479	1,671	1,611
Total claims and surrenders	$15,627	14,803	46,490	44,587

Increase in Future Policy Benefit Reserves.  The increase in future policy benefit reserves for the three and nine months ended September 30, 2012, was influenced by the current low interest rate environment necessitating higher reserves for policies issued in the last few years due to lower long term yield projections compared to prior assumptions, resulting in higher reserve build up compared to prior issue years. In addition, we continue to experience growth in new sales of endowment products, which require higher initial reserve levels, than whole life products.

Policyholder Dividends. The majority of our international policies are participating, and the dividends are factored into the premium rates charged.  As policy provisioned dividend rates generally increase each year that a policy is in force, dividend expense is expected to increase as this block of insurance becomes more seasoned.

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels by agents and associates. Commission expense for the three months ended September 30, 2012 increased due to higher first year premiums in the life segment compared to 2011 premium levels.  Commission expense for the nine months ended in 2012 decreased

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

slightly from the prior year primarily due to a reduction in expense of $0.4 million related to commissions payable that were held pending validation that are no longer considered payable. When the payable was reduced, this resulted in a reduction in commission expense.

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized under current accounting guidance include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  The increase for the three months ended September 30, 2012 compared to the same period in 2011 is the result of an increase in first year premium production in the current year which increased capitalized amounts.  Though premium revenue increased for the nine months ended in 2012 , it was primarily related to an increase in renewal premiums compared to the prior year.  Commissions paid on renewal premiums are significantly lower than that paid on first year business and therefore result in muting the impact of the third quarter sales to leave the nine months ended in 2012 at comparable levels with 2011 year to date amounts.

Amortization for the nine months ended September 30, 2012, include certain adjustments to refine estimates that increased amortization by $0.7 million which affects current year comparability.  Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

Federal Income Tax.  The effective tax rates for the three and nine-month periods ended September 30, 2012, were 28.0% and 25.5% versus 26.2% and 30.7% for the same periods in 2011.  Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.  See Note 9 - Income Taxes in the consolidated financial statements for further discussion.

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance of its segments based on net income or loss before income taxes.

	Income (Loss) Before Income Taxes
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Life Insurance	$2,355	1,729	1,492	3,920
Home Service Insurance	1,566	1,207	5,804	5,576
Other Non-Insurance Enterprises	124	(154)	(819)	155
Total	$4,045	2,782	6,477	9,651

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
September 30, 2012

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

Our international products have living benefit features.  Every policy contains guaranteed cash values and most are participating (i.e., provides for cash dividends as apportioned by the board of directors).  Once a policyowner pays the annual premium and the policy is issued, we immediately pay the owner a cash dividend as well as an annual guaranteed endowment, if elected.  The policyowner has several options with regard to the dividend and annual guaranteed endowments, including the right to assign policy values to our stock investment plan, registered under the Securities Act of 1933 (the "Securities Act") and administered in the United States by our unaffiliated transfer agent.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Country
Venezuela	$5,874	5,165	17,570	14,505
Colombia	5,667	5,457	17,062	16,135
Taiwan	3,284	3,382	10,753	10,341
Ecuador	3,372	3,432	10,305	9,851
Argentina	2,670	2,349	6,950	6,882
Other Non-U.S.	8,138	7,092	22,490	21,694
Total	$29,005	26,877	85,130	79,408

We continue to report increased sales from our top producing countries as noted above. Our international business and premium collections could be impacted by future changes relative to laws, regulations or economic events in the countries from which we accept applications.

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

Our life insurance products are principally designed to address the insured's concern about outliving his or her monthly income, while at the same time providing death benefits.  The primary purpose of our product portfolio is to help the insured create capital for needs such as retirement income, children's higher education funds, business opportunities, emergencies and extraordinary health care needs.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
State
Texas	$1,162	1,113	3,554	3,694
Indiana	397	356	1,218	1,288
Mississippi	223	265	702	814
Oklahoma	188	236	594	722
Missouri	132	167	489	588
Other States	897	757	2,211	2,141
Total	$2,999	2,894	8,768	9,247

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded this business to an unaffiliated insurance company under a coinsurance agreement, under which it assumes substantially all of our accident and health policies.  The premium amounts ceded under the coinsurance agreement for the nine months ended September 30, 2012 and 2011 were $2.9 million and $3.5 million, respectively.

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Revenue:
Premiums	$31,876	29,491	90,646	85,027
Net investment income	4,538	4,094	12,949	12,019
Realized investment gains, net	720	25	909	29
Other income	56	240	188	404
Total revenue	37,190	33,850	104,692	97,479
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,213	9,834	30,912	29,691
Increase in future policy benefit reserves	16,058	13,133	45,477	36,957
Policyholders' dividends	2,395	2,152	6,525	5,696
Total insurance benefits paid or provided	28,666	25,119	82,914	72,344
Commissions	6,115	5,516	17,127	16,916
Other general expenses	2,622	2,875	7,953	8,614
Capitalization of deferred policy acquisition costs	(6,090)	(5,026)	(16,109)	(15,763)
Amortization of deferred policy acquisition costs	3,358	3,431	10,758	10,743
Amortization of cost of customer relationships acquired	164	206	557	705
Total benefits and expenses	34,835	32,121	103,200	93,559
Income before income tax expense	$2,355	1,729	1,492	3,920

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

Premiums.  Premium revenues increased for the three and nine month periods ended September 30, 2012, compared to the same periods in 2011 due primarily to international renewal business, which experienced strong persistency as this block of insurance ages. First year premium revenues rebounded in the third quarter as we saw improved sales in all products internationally.

Life insurance premium breakout is detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Premiums:
First year	$4,997	3,957	12,629	12,678
Renewal	26,879	25,534	78,017	72,349
Total premiums	$31,876	29,491	90,646	85,027

Net Investment Income.  Net investment income increased but was negatively impacted by the low interest rate environment, which has resulted in declining yields.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2012	2011	2011
	(In thousands, except for %)
Net investment income, annualized	$17,265	16,401	16,025
Average invested assets, at amortized cost	$489,730	443,707	427,059
Annualized yield on average invested assets	3.53%	3.70%	3.75%

Realized investment gains, net. Realized gains in the current year resulted primarily from the sale of one stock mutual fund holding during the quarter ended September 30, 2012 that had been previously impaired. This sale resulted in a gain of approximately $0.6 million. The remaining net gains resulted from calls of bonds.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Death claims	$1,466	1,447	5,232	4,793
Surrender benefits	4,403	4,372	12,746	12,808
Endowment benefits	3,806	3,573	11,426	10,587
Accident and health benefits	74	64	180	221
Other policy benefits	464	378	1,328	1,282
Total claims and surrenders	$10,213	9,834	30,912	29,691

•
Death claims expense was higher for the three and nine months in 2012 due to more reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
The majority of policy surrender benefits paid is attributable to our international business and was related to policies that have been in force over fifteen years, where surrender charges are no longer applicable.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

•
Endowment benefit expense primarily results from the election by policyholders of a product feature providing an annual guaranteed benefit.  This is a fixed benefit over the life of the contract, thus this expense will increase with new sales and improved persistency.

•	Other policy benefits result primarily from interest paid on premium deposits and policy benefit accumulations.

Increase in Future Policy Benefit Reserves.   Policy benefit reserves increased for the three and nine months ended September 30, 2012 compared to the same period in 2011, primarily from the effect of the current low interest rate environment on reserve development for policies issued in the last few years which have higher reserve build up compared to prior issue years. The accounting guidance of long duration contracts we sell requires the Company to “lock in” the original assumptions such as mortality, interest, surrenders and expenses at the time the initial policies are written, therefore gains or losses attributable to actual experience that differs from the original assumptions flows through the income statement in the period where in the differences occur.

We continue to experience growth in new sales of endowment products, which require higher initial reserve levels than whole life products. Endowment sales have become more popular among our international sales in the past few years, representing approximately 80% and 75% of total new first year premium through the nine months ended in 2012 and 2011, respectively.

Commissions.  Commission expense increased for the three and nine months ended September 30, 2012, compared to the same periods in 2011.  This expense fluctuates directly with new premium revenues, which were higher for the periods in 2012 compared to 2011.  Commission rates paid to agents are higher on first year premium sales, which were up 26.3% for the three months ended September 30, 2012 compared to 2011.  Renewal premiums for the three and nine months ended, which pay commissions at lower rates, are up $1.3 million and $5.7 million, respectively, in 2012 from the prior year. Also impacting current quarter expense is a reduction of approximately $0.4 million in commission expense for the three and nine months ended September 30, 2012 due to balances that were held pending validation that are no longer considered payable.

Other General Expenses.  The expenses are allocated by segment, based upon an annual expense study performed by the Company, and were down period to period for the nine months due to lower audit and actuarial fees.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs increased for the three and nine months ended September 30, 2012, due to higher first year premiums and an increase in renewal commissions paid compared to 2011.  DAC capitalization is directly correlated to fluctuations in first year commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for 2012 included adjustments to refine estimates that increased amortization by $0.3 million for the nine months ended September 30, 2012. This impact is offset by the fact that overall persistency is up which results in lower amortization expense.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
State
Louisiana	$10,514	10,282	31,326	30,810
Arkansas	481	465	1,446	1,434
Mississippi	116	92	337	271
Other States	231	258	695	740
Total	$11,342	11,097	33,804	33,255

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Revenue:
Premiums	$11,076	10,808	32,998	32,386
Net investment income	3,273	3,178	9,503	9,690
Realized investment gains, net	43	4	170	6
Other income	5	6	17	20
Total revenue	14,397	13,996	42,688	42,102
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,414	4,969	15,578	14,896
Increase in future policy benefit reserves	843	1,232	2,316	2,726
Policyholders' dividends	205	17	230	55
Total insurance benefits paid or provided	6,462	6,218	18,124	17,677
Commissions	3,654	3,708	11,037	11,310
Other general expenses	2,962	3,126	8,932	9,167
Capitalization of deferred policy acquisition costs	(1,457)	(1,505)	(4,421)	(4,773)
Amortization of deferred policy acquisition costs	776	740	1,935	1,737
Amortization of cost of customer relationships acquired	434	502	1,277	1,408
Total benefits and expenses	12,831	12,789	36,884	36,526
Income before income tax expense	$1,566	1,207	5,804	5,576

Premiums.  The premiums increased 1.9% for the nine month period in 2012 as this segment is continuing to report marginal growth primarily in Louisiana. Also, there is an increase of approximately $180,000 of single premium in the three and nine months ended September 30, 2012 due to a one time adjustment as noted below under Policyholders' dividends.

Net Investment Income.  Net investment income for our home service insurance segment portfolio yields are as follows.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2012	2011	2011
	(In thousands, except for %)
Net investment income, annualized	$12,671	12,861	12,920
Average invested assets, at amortized cost	293,374	287,553	284,887
Annualized yield on average invested assets	4.32%	4.47%	4.53%

Realized Investment Gains (Losses), Net.  Net realized gains for the three and nine months ended September 30, 2012 were due to calls of debt securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

Claims and Surrenders.  Claims and surrenders increased for the three and nine months ended September 30, 2012, compared to the same period in 2011, as reported claims increased compared to the prior year, but were within expected ranges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Death claims	$3,587	3,470	11,298	10,738
Surrender benefits	665	794	1,989	2,107
Endowment benefits	6	3	19	8
Property claims	1,017	586	1,880	1,601
Accident and health benefits	17	15	49	113
Other policy benefits	122	101	343	329
Total claims and surrenders	$5,414	4,969	15,578	14,896

•
Death claims expense increased for the three months in 2012 due to an increase in reported claims.  The Company released $0.7 million of incurred but unreported death claims liability through September 30, 2011. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Property claims increased 73.5% for the three months ended related to Hurricane Issac. Gross Isaac losses recorded during the three months ended September 30, 2012 were approximately $751,000 with reinsurance recoverable of $251,000.

Policyholders' dividends. The increase in the three and nine months ended September 30, 2012 results from a manual adjustment that has now been properly set up in the policy administration system to properly reflect increasing policy values from annual paid up additions. This one time increase in dividends paid and single premium revenue of approximately $180,000 has no impact on the overall segment earnings for the quarter or nine months. The reserve liability had been previously set up relative to this policy feature and was decreased by $35,000 based upon the system calculated value.

Increase in Future Policy Benefit Reserves.  The Company recorded a decrease relative to the change made from ungrouping certain prior issue year reserve model plans from six groups to twenty-eight groups due to non-homogeneous policy characteristics determined after further actuarial review of experience. This resulted in a decrease to reserves of approximately $0.2 million for the nine months in 2012.

Commissions.  Commission expense decreased for the three and nine months ended September 30, 2012, compared to the same periods in 2011 because agents are compensated based upon month-to-month route premium growth that has been impacted by increased policy lapses. This results in a lower commission to premium relationship as compensation is reduced. In addition, we have consolidated some collection routes, which resulted in elimination of one district office and its related staffing thereby also reducing the commission expense for the nine months ended September 30, 2012.

Other General Expenses.  The expenses are allocated by segment based upon an annual expense study performed by the Company and remained relatively flat between 2012 and 2011.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs decreased slightly for the three and nine months ended September 30, 2012, as commissions expense also decreased during the period.  DAC capitalization is directly correlated to fluctuations in commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and nine months ended in the current year increased as this segment experienced lower persistency compared to the prior year, which results in higher amortization. In addition, a change was made relative to ungrouping certain plans for developing actuarial derived values, as noted above, which had an impact

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

of increasing amortization for the nine months ended in the current year by $0.4 million. Amortization for the nine month period of 2011 includes an adjustment that resulted in an increase of $0.3 million due to a refinement in an estimate using system generated information related to SPLIC assumptions.

Other Non-Insurance Enterprises

This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP. The segment loss reported for the nine months of 2012 was primarily due to significantly lower gains from the change in fair value of warrants.

Investments

The administration of our investment portfolios is handled by our management, pursuant to board-approved investment guidelines, with all trading activity approved by a committee of the respective boards of directors of our insurance company subsidiaries.  The guidelines used require that fixed maturities, both government and corporate, are investment grade and comprise a majority of the investment portfolio.  State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, mortgage loans and real estate within certain specified percentages.  The assets are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations.

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested cash, cash equivalents and investments.

	September 30, 2012		December 31, 2011
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$158,871	17.0	$321,186	36.8
States and political subdivisions	368,848	39.4	216,202	24.8
Corporate	262,776	28.0	195,374	22.4
Mortgage-backed (1)	7,219	0.8	8,849	1.0
Foreign governments	143	—	142	—
Short-term investments	2,356	0.3	2,048	0.2
Total marketable securities	800,213	85.5	743,801	85.2
Cash and cash equivalents	39,830	4.2	33,255	3.8
Other investments:
Policy loans	42,784	4.6	39,090	4.5
Equity securities	44,091	4.7	46,137	5.3
Mortgage loans	1,521	0.1	1,557	0.2
Real estate	8,530	0.9	8,539	1.0
Other long-term investments	178	—	105	—
Total cash, cash equivalents and investments	$937,147	100.0	$872,484	100.0
(1) Includes $6.7 million and $8.1 million of U.S. Government-sponsored enterprises at September 30, 2012, and December 31, 2011, respectively.

The Company increased holdings in investment grade municipals and corporate securities during the nine months of 2012 while

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

reducing holdings in U.S. Treasury and U.S. Government-sponsored enterprises due to the very low yield environment.  Cash and cash equivalents increased as of September 30, 2012 due to timing of cash inflows and investment into marketable securities.

The held-to-maturity portfolio as of September 30, 2012, represented 25.5% of the total fixed maturity securities owned based upon carrying values, with the remaining 74.5% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$53,413	6.7	$46,663	6.3
AA	416,483	52.2	482,869	65.1
A	188,734	23.7	99,266	13.4
BBB	125,271	15.7	95,558	12.9
BB and other	13,956	1.7	17,397	2.3
Totals	$797,857	100.0	$741,753	100.0

The Company made new investments in the A and BBB credit categories of state municipals and corporate bonds, primarily public utility issues substantially replacing bond call proceeds related to holdings in U.S. Government-sponsored enterprises that had a credit rating of AA.

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

The Company has no direct sovereign European debt exposure as of September 30, 2012.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of September 30, 2012, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

Municipals shown including third party guarantees

	September 30, 2012
	General Obligation		Special Revenue		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$22,892	21,701	11,464	10,605	34,356	32,306	9.2
AA	91,930	85,152	126,401	116,383	218,331	201,535	57.0
A	15,100	15,017	88,061	86,182	103,161	101,199	28.7
BBB	544	515	12,215	12,175	12,759	12,690	3.6
BB and other	—	—	4,929	5,188	4,929	5,188	1.5
Total	$130,466	122,385	243,070	230,533	373,536	352,918	100.0

Municipals shown excluding third party guarantees

	September 30, 2012
	General Obligation		Special Revenue		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$22,892	21,701	11,464	10,605	34,356	32,306	9.2
AA	88,182	81,522	91,816	83,941	179,998	165,463	46.9
A	18,848	18,647	118,111	114,209	136,959	132,856	37.6
BBB	544	515	20,812	20,982	21,356	21,497	6.1
BB and other	—	—	867	796	867	796	0.2
Total	$130,466	122,385	243,070	230,533	373,536	352,918	100.0

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Public improvements	$47,075	45,601	12.6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

The tables below represent the Company's exposure of municipal holdings in Louisiana and Texas, which exceed 10% of the total municipal portfolio as of September 30, 2012.

	September 30, 2012
	General Obligation		Special Revenue		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AA	$9,691	8,895	24,392	23,188	34,083	32,083
A	655	649	15,705	14,782	16,360	15,431
BBB	544	515	4,804	4,795	5,348	5,310
BB and other	—	—	4,929	5,189	4,929	5,189
Total	$10,890	10,059	49,830	47,954	60,720	58,013
Louisiana securities excluding third party guarantees
AA	$8,572	7,851	16,969	16,270	25,541	24,121
A	1,774	1,693	21,791	20,429	23,565	22,122
BBB	544	515	6,141	6,066	6,685	6,581
BB and other	—	—	4,929	5,189	4,929	5,189
Total	$10,890	10,059	49,830	47,954	60,720	58,013
Texas securities including third party guarantees
AAA	$22,892	21,701	6,931	6,382	29,823	28,083
AA	21,497	19,556	11,776	11,254	33,273	30,810
A	1,378	1,368	9,023	8,780	10,401	10,148
BBB	—	—	7,410	7,380	7,410	7,410
Total	$45,767	42,625	35,140	33,796	80,907	76,421
Texas securities excluding third party guarantees
AAA	$22,892	21,701	6,931	6,383	29,823	28,084
AA	19,488	17,591	8,338	7,917	27,826	25,508
A	3,387	3,333	12,462	12,117	15,849	15,450
BBB	—	—	7,409	7,379	7,409	7,379
Total	$45,767	42,625	35,140	33,796	80,907	76,421

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At September 30, 2012, total holdings of municipal securities in Louisiana represented 16.3% of all municipal holdings based upon fair value.  The Company also holds 21.7% of its municipal holdings in Texas issuers.  There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of September 30, 2012.

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
September 30, 2012

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

The Company did not recognize any other-than-temporary impairments for the three and nine months ended September 30, 2012 or 2011.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments relative to our insurance operations to provide cash flow and did not do so during the first nine months of 2012.  Our investments as of September 30, 2012, consist of 66.3% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $47.6 million and $43.6 million for the nine months ended September 30, 2012 and 2011, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $43.6 million and $32.4 million for the nine months ended September 30, 2012 and 2011, respectively.

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
September 30, 2012

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

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Form 10-K for the year ended December 31, 2011.  The Company does not have off-balance sheet arrangements at September 30, 2012, and does not expect any future effects on the Company's financial condition related to any such arrangements.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

During the quarter ended September 30, 2012, CICA paid a cash dividend to it's parent Citizens in the amount of $5.4 million and SPLIC paid a cash dividend to CICA totaling $2.3 million during the quarter. These payments do not impact the consolidated results of the Company.

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2012 and 2011. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements except as specifically noted below.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The nature of our business exposes us to market risk relative to our invested assets and policy liabilities.  Market risk is the risk of loss that may occur when changes in interest rates and public equity prices adversely affect the value of our invested assets.  Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the fair value of our investments.  The fair value of our fixed maturity portfolio generally increases when interest rates decrease and decreases when interest rates increase. For additional information regarding market risks to which we are subject, see "Item 1 Financial Statements - Note 5. Investments, - Valuation of Investments in Fixed Maturity and Equity Securities" above.

The following table summarizes net unrealized gains and losses for the periods indicated.

	September 30, 2012			December 31, 2011
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)
Fixed maturities, available-for-sale	$549,205	594,620	45,415	484,809	514,253	29,444
Fixed maturities, held-to-maturity	203,237	209,580	6,343	227,500	230,093	2,593
Total fixed maturities	$752,442	804,200	51,758	712,309	744,346	32,037
Total equity securities	$42,812	44,091	1,279	45,599	46,137	538

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 88.9% of our investment portfolio based on carrying value as of September 30, 2012.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of September 30, 2012, were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 1.6% during the quarter ended September 30, 2012, from 1.9% at December 31, 2011.  Net unrealized gains on fixed maturity securities totaled $51.8 million at September 30, 2012, compared to $32.0 million at December 31, 2011.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity. The Company experienced bond issuer calls totaling approximately $164.5 million and $66.8 million in the life and home service segments, respectively. These securities that were called had a weighted average effective yield of 1.85% and 2.16% for the life and home service segment and were replaced with yields averaging to an effective rate of 3.06% and 3.02% in each segment, respectively.

There are no fixed maturities or other investments classified as trading instruments.  Approximately 73.9% of fixed maturities were held in available-for-sale and 26.1% in held-to-maturity based upon fair value at September 30, 2012.  At September 30, 2012, and December 31, 2011, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 4.9% of our total investments at September 30, 2012, with 97.2% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

During the third quarter ended September 30, 2012, there were no changes in the Company's internal controls over financial reporting that materially affect or are reasonably likely to affect the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are a defendant in a lawsuit filed on August 6, 1999, in the Texas District Court, Austin, Texas, now styled Delia Bolanos Andrade, et al., Plaintiffs, v. Citizens Insurance Company of America, et al., Defendants in which a class was originally certified by the trial court and reversed by the Texas Supreme Court in 2007 with an order to the trial court to conduct further proceedings consistent with its ruling.  The underlying lawsuit alleged that certain life insurance policies CICA made available to non-U.S. residents, when combined with a policy feature that allowed certain cash benefits to be assigned to two non-U.S. trusts for the purpose of accumulating ownership of our Class A common stock, along with allowing the policyholders to make additional contributions to the trusts, were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws.  The remedy sought was rescission and return of the insurance premium payments.  On December 9, 2009, the trial court denied the recertification of the class after conducting additional proceedings in accordance with the Texas Supreme Court's ruling.  The remaining plaintiffs must now proceed individually, and not as a class, if they intend to pursue their claims against us.  Since the December 9, 2009 trial court ruling, no individual cases have been further pursued by the plaintiffs.  The probability of the plaintiffs further pursuing their cases individually remains unknown.  An estimate of any possible loss or range of losses cannot be made at this time in regard to individuals pursuing claims.  However, should the plaintiffs further pursue their claims individually, we intend to vigorously defend any proceedings.

SPFIC is vigorously defending a lawsuit filed in the aftermath of Hurricane Katrina and currently pending in the United States District Court for the Eastern District of Louisiana.  This matter was filed by the Louisiana Attorney General against SPFIC and every other homeowner insurer doing business in the State of Louisiana, on behalf of the State of Louisiana, as assignee, and on behalf of certain Road Home fund recipients.  Although this lawsuit was originally filed as a class action, the Louisiana Attorney General moved to dismiss the class in 2011 and the motion was granted.  In this matter the State alleged that the insurers failed to pay all damages owed under their policies.  The claims currently pending in this matter are for breach of contract and for declaratory relief on the alleged underpayment of claims by the insurers.  All other claims, including extra-contractual claims, have been dismissed.

There are many potential individual claims at issue in this matter, each of which will require individual analysis and a number of which may be subject to individual defenses, including release, accord and satisfaction, prescription, waiver, and estoppel.  There has been no discovery in connection with this matter.  The court has ordered the State to provide specificity as to its claims in this matter.  SPFIC believes its claims practices in connection with Katrina homeowners claims were sound and in accordance with industry standards and state law.  In SPFIC's judgment, an estimate of possible loss or range of loss cannot be made at this time. SPFIC intends to vigorously defend all claims asserted in any remaining proceedings.
SPFIC is vigorously defending a number of matters in various stages of development filed in the aftermath of Hurricane Katrina and Hurricane Rita in addition to the Road Home Litigation, including a number of individual lawsuits, which are immaterial to the Company's financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

Item 1A. RISK FACTORS

There are no updates to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 except as noted below.

We are a defendant in lawsuits, which may adversely affect our financial condition and detract from the time our management is able to devote to our business, and we are subject to risks related to litigation and regulatory matters.

We may from time to time be subject to a variety of legal and regulatory actions relating to our business operations, including, but not limited to:

•disputes over insurance coverage or claims adjudication;
•regulatory compliance with state laws;
•regulatory compliance with securities laws;
•disputes with our marketing firms, consultants and agents over compensation, termination of contracts and related claims;
•disputes regarding our tax liabilities;
•disputes relating to reinsurance and coinsurance agreements; and
•disputes relating to businesses acquired and operated by us.

In the absence of countervailing considerations, we would expect to defend any such claims vigorously. However, in doing so, we could incur significant defense costs, including attorneys' fees, other direct litigation costs and the expenditure of substantial amounts of management time that otherwise would be devoted to our business. If we suffer an adverse judgment as a result of any claim, it could have a material adverse effect on our business, results of operations and financial condition. See Item 1, Legal Proceedings and Note 7 to the Company's Consolidated Financial Statements.

By letter dated September 7, 2012, three state departments of treasury (or equivalent state agencies) notified the Company they intend to audit Citizens, Inc. and certain of its affiliates for compliance with unclaimed property laws. The Company believes it has unclaimed property practices and procedures in place which are reasonably designed to prevent violation of applicable state laws. However, it is possible the audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of abandoned property. It is anticipated that there will be expenses incurred with respect to responding to these audits and defending the Company's procedures for the identification and escheatment of abandoned property. At this time, the Company is not able to estimate any of these possible amounts, but such costs could be substantial for a Company our size.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On November 6, 2012, the Company issued a news release (the "Release") reporting, among things, results of operations for its third quarter of 2012.  A copy of the Release is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q.  Citizens also announced that it would hold a conference call to discuss its financial results at 10:00 a.m. Central Standard Time on Wednesday, November 7, 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2012

Item 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1	News Release reporting third quarter results issued on November 6, 2012 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)
__________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer and Treasurer

Date:	November 6, 2012