Form 10-K
period 2012-12-31
CITIZENS INC
filed 2013-03-12
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (As defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

As of June 30, 2012, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $512,940,061.

Number of shares of common stock outstanding as of March 4, 2013.
Class A:  49,080,114
Class B:    1,001,714

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates by reference certain portions of the definitive proxy materials to be delivered to stockholders in connection with the 2013 Annual Meeting of Shareholders.

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

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company's products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions; and

•	Changes in statutory or U.S. GAAP accounting principles, policies or practices.

•	Our success at managing risks involved in the foregoing;

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.   BUSINESS

Overview

Citizens, Inc. (“Citizens”) is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  We had approximately $1.2 billion of assets at December 31, 2012 and approximately $5.0 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

Our business has grown, both internationally and domestically, in recent years.  Revenues rose from $145.8 million in 2008 to $202.8 million in 2012.  During the five years ended December 31, 2012, our assets grew from $822.3 million to $1.2 billion.  Total stockholders' equity increased from $172.7 million at December 31, 2008 to $263.1 million at December 31, 2012.  See Item 6.  "Selected Financial Data" in this Report.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

•	persistency experience and mortality rates that are comparable to our U.S. policies.

We have implemented several policies and procedures to reduce the risks of asset and premium loss relating to our international business.  Approvals for policy issuance are made in our Austin, Texas office and policies are issued and delivered to our independent consultants, who deliver the policies to the insureds.  We have no offices, employees or assets outside of the United States.  Insurance policy applications and premium payments are submitted by the independent consultants or customers to us and we review the applications in our home offices in Austin, Texas.  Premiums are paid in U.S. Dollars through a U.S. financial institution by check, wire or credit card.  The policies we issue contain limitations on benefits for certain causes of death, such as homicide and careless driving.  We have also developed disciplined underwriting criteria, which include medical reviews of applicants as well as background and reference checks.  In addition, we have a claims policy that requires investigation of substantially all death claims.  Furthermore, we perform background reviews and reference checks of prospective marketing firms and consultants.

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

Our international products have living benefit features.  Every policy contains guaranteed cash values and is participating (i.e., provides for cash dividends as apportioned by the board of directors).  Once a policyowner pays the annual premium and the policy is issued, we immediately pay the owner a cash dividend as well as an annual guaranteed endowment, if elected.  The policyowner has several options with regard to the dividend and annual guaranteed endowments, including the right to assign policy values to the Citizens, Inc. Stock Investment Plan, registered under the Securities Act of 1933 (the "Securities Act"), and administered in the United States by our unaffiliated transfer agent.

International Competition

The life insurance business is highly competitive.  We compete with a large number of stock and mutual life companies internationally and domestically, as well as with financial institutions that offer insurance products.  There are more than 1,000 life insurance companies in the United States, some of which also provide insurance to foreign residents.

We face competition primarily from companies formed and operated in the country in which the insureds reside, from companies that operate in the same manner as we do and from companies that are foreign to the countries in which policies are sold, but issue insurance policies denominated in the local currency of those countries.  A substantial number of companies may be deemed to have a competitive advantage over us due to their significantly greater financial resources, histories of successful operations and larger marketing forces.  However, we believe that our experience, combined with our product portfolio features, allows us to compete effectively in pursuing new business.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Because premiums on our international policies are paid in U.S. Dollars drawn on U.S. financial institutions, and we pay claims and benefits in U.S. Dollars, we provide a product that is different from the products offered by foreign-domiciled companies.  Our international policies are usually acquired by individuals with significant net worth and earnings that place them in the top income brackets of their respective countries.  The policies sold by our foreign competitors are generally offered broadly and are priced using the mortality of the entire population of the geographic region.  Our mortality charges are therefore typically lower, which provides a competitive advantage.  Additionally, the assets backing the reserves for our foreign competitors' policies must be substantially invested in their respective countries and, therefore, are exposed to the inflationary risks and social or economic crises that have been more common in these foreign countries.

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

In the Midwest and the southern United States, we seek to serve middle income households through the sale of cash accumulation ordinary whole life insurance products.  Our distribution strategy is through marketing consultants, comprised primarily of part-time, second-career sales associates (such as teachers, coaches, community leaders and others) in rural and urban areas.  Over the past few years, new product sales have remained flat while existing policies have been running off at a greater pace resulting in compressing the block of insurance in force.

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

Many domestic life insurance companies have significantly greater financial, marketing forces and other resources, longer business histories and more diversified lines of insurance products than we do.  We also face competition from companies marketing in person as well as with direct mail and Internet sales campaigns.  Although we may be at a competitive disadvantage to these entities, we believe our premium rates and policy features are generally competitive with those of other life insurance companies selling similar types of ordinary whole life insurance.

Home Service Insurance

Our Home Service segment operates in this market through our subsidiaries Security Plan Life Insurance Company ("SPLIC") and Security Plan Fire Insurance Company ("SPFIC"), and focus on the life insurance needs of the middle and lower income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through a home service marketing distribution system of approximately 320 employee-agents who work on a route system and through over 230 funeral homes and

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

independent agents to sell policies, collect premiums and service policyholders.  To a lesser extent, our Home Service segment sells limited-liability, named peril property policies covering dwelling and contents.

Home Service Products and Competition

Our home service insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs.  The average life insurance policy face amount issued was approximately $6,600 in 2012; therefore, the underwriting performed on these applications is limited.  Our property coverages are limited to $30,000 maximum coverage on any one dwelling and contents, while content-only coverage and dwelling-only coverage is limited to $20,000.   We face competition in Louisiana, Mississippi and Arkansas from other companies specializing in home service distribution of insurance.  We seek to compete based upon our emphasis on personal service to our customers.  We intend to continue premium growth within this segment via direct sales and acquisitions.

Other Non-Insurance Enterprises

Other Non-insurance Enterprises includes Computing Technology, Inc., which provides data processing services to the Company, and Insurance Investors, Inc., which provides aviation transportation to the Company.  This segment also includes the results of Citizens, Inc., the parent Company.

Operations and Technology

Our administrative operations primarily serve our life insurance segment and are conducted primarily at our executive offices in Austin, Texas through approximately 115 administrative, operating and underwriting personnel.  Our Home Service operations are conducted to a large degree from our district offices in Louisiana, Arkansas and Mississippi, as well as our support center in Donaldsonville, Louisiana through approximately 67 operations personnel.  At our executive offices, we also perform policy design, marketing oversight, underwriting, accounting and reporting, customer service, administration and investing activities.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

A substantial part of our insurance policy sales are from foreign countries, primarily those in Latin America and the Pacific Rim.  There is a risk that we may lose a significant portion of these sales should adverse events occur in these countries.  We seek to address this risk by, among other things, not accepting insurance applications outside of the U.S., maintaining all of our assets in the U.S. and requiring policy premiums be paid to us in U.S. Dollars drawn on U.S. financial institutions.  Accordingly, we have never qualified to do business in any foreign country and have never submitted our insurance policies issued to foreign residents for approval by any foreign or domestic insurance regulatory agency.  We sell our policies to foreign residents using foreign independent marketing firms and independent consultants, and we rely on those persons to comply with applicable laws in marketing our insurance products.

The government of a foreign country could determine its residents may not buy life insurance from us unless we became qualified to do business in that country or unless our policies purchased by its residents receive prior approval from its insurance regulators.  Also, new laws or regulations could be implemented or new applications of existing laws or regulations could occur, which could result in the cessation of marketing activities by our independent marketing firms and consultants.  From time to time we have become aware of new foreign laws, regulations or new interpretations of foreign laws or regulations that may have an adverse effect on the marketing efforts of our foreign independent marketing firms and consultants.  We cannot assure you any of these laws, regulations, or application of them by foreign regulatory authorities will not have an adverse effect on the marketing efforts of our independent marketing firms and consultants and, in turn, on our revenues.  Further, there is no assurance we would be able to qualify to do business in any foreign country or that its insurance regulatory authorities would approve our policies if we decided to submit our insurance policies for approval.  We could also face sanctions, including fines and penalties, if a country's authorities determined any failure to qualify or otherwise comply with its laws was willful or ongoing.  Any of the foregoing could reduce our revenues and materially adversely affect our results of operations and financial condition.  Additionally, we do not determine whether our independent consultants are required to be licensed to sell insurance in the countries in which they market our policies.  If our independent consultants were not in compliance with applicable laws, including licensing laws, they could be required to cease operations, which would reduce our revenues.  We have not obtained any advice of counsel in any foreign jurisdictions with respect to these matters.  We are unable to quantify the effect of foreign regulation on our business if regulation were to be imposed on us, but we believe we could expend substantial amounts of time and incur substantial expense in complying with any foreign regulation, and we may decide to withdraw from or avoid a market if foreign regulation were imposed.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The majority of our foreign policyholders choose to invest their policy dividends or other cash benefits in our Class A common stock through the Citizens, Inc. Stock Investment Plan (the "Plan").  If a securities regulatory authority were to deem the Plan's operation contrary to applicable securities laws, we risk facing fines and penalties and cease and desist orders which would create a reduction in the amount of Class A common stock purchased on the open market through the Plan.

The offer and sale of our Class A common stock through the Plan is not registered under the laws of any foreign jurisdiction.  Most all of our foreign policyholders participate in the Plan and choose to invest dividends paid on their insurance policies in our Class A common stock pursuant to the Plan.  We have not obtained any advice of counsel in any foreign jurisdiction as to whether such participation by foreign residents in the Plan is subject to foreign securities laws or regulations or whether our independent consultants in these jurisdictions are subject to licensing requirements in connection with foreign policyholder participation in the Plan.  If a foreign securities regulatory authority were to determine the offer and sale of our Class A common stock under the Plan were contrary to applicable laws and regulations of its jurisdiction, we could be faced with cease and desist orders, fines and penalties, or reduced participation in the Plan by our foreign policyholders.  This also could materially reduce the amount of our Class A common stock purchased and sold in the open market under the Plan, as historically a significant volume of shares have been purchased under the Plan through issuance of policy cash benefits assigned to the Plan.  We could also be faced with private disputes relating to the Plan, including the possibility of securities law claims within the United States.  In the absence of countervailing considerations, we would expect to defend any such claims and we could incur significant defense costs, including not only attorneys' fees and other direct litigation costs, but also the expenditure of substantial amounts of management time that otherwise would be devoted to our business.  This could materially adversely affect our results of operations and financial condition.

The previous registration statement covering the Plan was not declared effective under the Securities Act of 1933 and sales under the Plan may not have fully complied with an exemption from registration under that Act.  As a result, security holders who purchased shares of Class A common stock may have a right to rescind their purchases or other damages.

In 2001, we filed a Registration Statement on Form S-3 under the Securities Act of 1933 ("Securities Act") covering the sale of shares of Class A common stock pursuant to a predecessor to the Plan.  In 2006, the Plan was amended and an agent independent of us was appointed to administer the Plan.  On December 18, 2006, the registration statement was amended to increase the number of shares registered and to reflect the amendments to the Plan.  On December 18, 2009, we filed a further amendment to the registration statement.  The registration statement and amendments treated the Plan and its predecessors as a dividend or interest reinvestment plan and, accordingly, the registration statements on Form S-3 were filed in a manner so that they would be deemed effective upon filing with the Securities and Exchange Commission ("Commission").  Upon further analysis and consideration in connection with the preparation of a further amendment to the registration statement, on December 17, 2012 we determined that the Plan may not meet the criteria of a "dividend or interest reinvestment plan" as defined in Rule 405 of the Securities Act, and that previous sales may not have been exempt from registration under the Securities Act. Accordingly, we did not believe we could file an amendment to the registration statement on Form S-3 that would be effective upon filing with the Commission.  As a result, as of the close of business on December 18, 2012, we suspended operation of the Plan with respect to the purchase of Class A common stock. On December 21, 2012, we filed with the Commission a Registration Statement on form S-3 with respect to the Plan (the "New Registration Statement"), which was declared effective by the Commission on January 14, 2013.

If and to the extent participants in the Plan were sold shares of Class A common stock that were not effectively registered under the Securities Act, or exempt from such registration, prior to the time the New Registration Statement was declared effective such participants could have certain remedies available to them, including claims for rescission and damages. In the 12 months prior to December 19, 2012, a total of approximately 1,544,250 shares of Class A common stock were purchased in the open market under the Plan for participants in the Plan for an aggregate of approximately $15,210,000, or an average of $9.85 per share.  In addition, the Commission could commence an enforcement action against us seeking injunctive or other relief and  civil damages.  Should a significant number of these purchasers bring claims for rescission or damages, or should the Commission commence an enforcement action, it could have a material and adverse effect on our business and reputation and our results of operations and financial condition.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

as well as reduced new insurance policy sales, which may materially adversely affect our results of operations and financial condition.

Economic uncertainty has recently been exacerbated by the increased potential for default by one or more European sovereign debt issuers, the potential partial or complete dissolution of the Eurozone and its common currency and the negative impact of such events on global financial institutions and capital markets generally.  Actions or inactions of European governments may impact these actual or perceived risks.  In the recent past, one rating agency downgraded the U.S.'s long-term debt credit rating from AAA.  Future actions or inactions of the United States government, including a shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets.

Changes in market interest rates may significantly affect our profitability.

Some of our products, principally traditional whole life insurance with annuity riders, expose us to the risk that changes in interest rates will reduce our "spread," or the difference between the amounts we are required to pay under our contracts to policyholders and the rate of return we are able to earn on our investments intended to support obligations under the contracts.  Our spread is a key component of our net income.

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

In particular, at December 31, 2012, fixed maturities represented $791.5 million or 87.9% of our total investments of $900.7 million.The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. We experienced significant prepayments of bonds in our investment portfolio over the past three years. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at December 31, 2012, approximately 97.3% of our fixed maturities were investment grade with 55.2% rated AA or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

A substantial portion of our investment portfolio is concentrated in U.S. Government sponsored corporations and agencies.

At December 31, 2012, we had investments with a carrying value of $114.2 million (14.4% of our total invested assets) in U.S. Government sponsored corporations and agencies, including the Federal Home Loan Mortgage Corporation ("Freddie") and the Federal National Mortgage Association ("Fannie"). Both Freddie and Fannie are currently in conservatorship, certain of their operations are being combined and the federal government is considering proposals to phase them out, or allow them to continue as private corporations, among other things. If they are wound down, it is not clear how investments sponsored by them might be affected; however, the direct and indirect impact on our investment portfolio could be material and could be adverse.

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at December 31, 2012 were $1.1 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

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

At December 31, 2012, we had $135.6 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are primarily related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the anticipated recognition of premiums.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At December 31, 2012, we had $25.1 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  Goodwill in our consolidated financial statements was $17.2 million as of December 31, 2012.

We are a defendant in lawsuits, which may adversely affect our financial condition and detract from the time our management is able to devote to our business, and we are subject to risks related to litigation and regulatory matters.

We may from time to time be subject to a variety of legal and regulatory actions relating to our business operations, including, but not limited to:

•	disputes over insurance coverage or claims adjudication;

•	regulatory compliance with state laws;

•	regulatory compliance with insurance and securities laws;

•	disputes with our marketing firms, consultants and agents over compensation, termination of contracts and related claims;

•	disputes regarding our tax liabilities;

•	disputes relating to reinsurance and coinsurance agreements; and

•	disputes relating to businesses acquired and operated by us.

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

By letter dated September 7, 2012, three state departments of treasury (or equivalent state agencies) notified the Company they intend to audit Citizens, Inc. and certain of its affiliates for compliance with unclaimed property laws.  As of December 31, 2012, all three states have agreed to allow the Company to complete its own internal audit before the end of the second quarter of 2013. The audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of abandoned property.  At this time, the Company is not able to estimate any of these possible amounts, but such costs could be substantial for a company our size.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

In 2012, we reinsured $466.9 million of face amount of our life insurance policies.  Amounts reinsured in 2012 represented 10.1% of the face amount of direct life insurance in force in that year.  Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance.  If our cost of reinsurance were to increase, we might not be able to recover these increased costs, and our results of operations and financial condition could be materially adversely affected.  See Note 5 to the Company's Consolidated Financial Statements.

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

Our international marketing plan focuses on making available U.S. Dollar-denominated life insurance products to high net worth, high income individuals residing in more than 30 countries.  New competition could increase the supply of available insurance, which could affect our ability to price our products at attractive profitable rates to us, thereby adversely affecting our revenues, results of operations and financial condition.  Existing barriers to entry in the foreign markets we serve may not be sufficient to impede potential competitors from entering such markets.  In connection with our business with foreign nationals, we experience competition primarily from the following sources, many of which have substantially greater financial, marketing and other resources than we have:

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

We rely on the active participation of our Chairman of the Board and Chief Executive Officer, Harold E. Riley (age 84), and our Vice Chairman of the Board and President, Rick D. Riley (age 59), in connection with the development and execution of our operating and marketing plans and strategy for expanding our business.  We anticipate that their expertise will continue to be of substantial value in connection with our operations.  The loss of the services of either of these individuals could have a significant adverse effect on our business and prospects.  We do not have an employment agreement with either of these persons nor do we carry a key-man insurance policy on either of their lives.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Although the U.S. federal government has not historically regulated the insurance business, the Dodd-Frank Act, enacted in July 2010, expands the federal presence in insurance oversight. The Act's requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance (also known as surplus lines insurance, which is property or casualty insurance written by a company that is not licensed to sell policies of insurance in a given state). This legislation also establishes a new Federal Insurance Office within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance. The Federal Insurance Office is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters and preempt state insurance measures under certain circumstances. As this Act calls for numerous studies and contemplates further regulation, the future impact of the Act on our results of operations or our financial condition cannot be determined at this time, but could have an adverse impact on profitable operations.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Risks Relating to Our Capital Stock

The price of our Class A common stock may be adversely affected by decreased  participation in the Citizens, Inc. Stock Investment Plan (the "Plan").

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

There are a substantial number of our issued shares of Class A common stock eligible for future sale in the public market.  The sale of these shares could cause the market price of our Class A common stock to fall.

There were 49,080,114 shares of our Class A common stock issued as of December 31, 2012.  Our executive officers, directors and management owned approximately 3,249,273 shares of our Class A common stock as of December 31, 2012, representing approximately 7% of our then outstanding Class A common stock.  Almost all of these shares have been registered for public resale and generally may be sold freely.   In the event of a sale of some or all of these shares or the perceived sale of these shares, the market price of our Class A common stock could fall substantially.

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

State insurance laws generally require prior approval of a change in control of an insurance company.  Generally, such laws provide that control over an insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of the insurer.  In considering an application to acquire control of an insurer, an insurance commissioner generally will consider such factors as the experience, competence and financial strength of the proposed acquirer, the integrity of the proposed acquirer's board of directors and executive officers, the proposed acquirer's plans for the management and operation of the insurer, and any anti-competitive results that may arise from the acquisition.  In addition, a person seeking to acquire control of an insurance company is required in some states to make filings prior to completing an acquisition if the acquirer and the target insurance company and their affiliates have sufficiently large market shares in particular lines of insurance in those states.  These state insurance requirements may delay, deter or prevent our ability to complete an acquisition.

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

The District Court has issued a case management order requiring the State to produce specific detail by property supporting its breach of contract allegations. Additionally, the case management order requires the State to deliver a settlement proposal to SPFIC and the other defendant insurance companies. Since, there are many potential individual claims at issue in this matter, each will require individual analysis and a number of which may be subject to individual defenses, including release, accord and satisfaction, prescription, waiver, and estoppel.  There has been no discovery in connection with this matter.  SPFIC believes its claims practices in connection with Katrina homeowners claims were sound and in accordance with industry standards and state law.  There remain significant questions of Louisiana law that have yet to be decided. SPFIC intends to vigorously defend all claims asserted in any remaining proceedings. Therefore, in SPFIC's judgment given the issues discussed above, an estimate of probable loss cannot be made at this time.
SPFIC is vigorously defending a number of matters in various stages of development filed in the aftermath of Hurricane Katrina and Hurricane Rita in addition to the Road Home Litigation, including a number of individual lawsuits, which are immaterial to the Company's financial statements.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol CIA.

Quarterly high and low closing prices per share of our Class A common stock as reported by the NYSE are shown below.

	2012		2011
Quarter Ended	High	Low	High	Low
March 31	11.33	9.52	7.79	6.95
June 30	10.05	7.80	7.50	6.27
September 30	11.05	9.22	7.23	6.06
December 31	11.05	9.22	9.69	5.98

Equity Security Holders

The number of stockholders on record on March 4, 2013 was as follows:

•	Class A Common Stock - 91,744

•	Class B Common Stock - 1

We have never paid cash dividends on our Class A or B common stock and do not expect to pay cash dividends in the foreseeable future.  For restrictions on our present and future ability to pay dividends, see Note 6 of the "Notes to Consolidated Financial Statements."

We did not purchase any of our equity securities during any quarter in 2010, 2011 or 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not maintain any equity compensation plans or arrangements.  Thus, we do not have any securities authorized for issuance under these types of plans, nor have we issued any options, warrants or similar instruments to purchase any of our equity securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Performance Comparison

The following graph compares the change in the Company’s cumulative total stockholder return on its common stock over a five-year period.  The following graph assumes a $100 investment on December 31, 2007, and reinvestment of all dividends in each of the Company’s common shares, the New York Stock Exchange (“NYSE”) Composite and the Hemscott Group Index, a peer group of major U.S.-based insurance companies.

Comparison of Five Year Cumulative Total Return

250
200
150
100
50
0
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Citizens, Inc.
NYSE Composite
Peer Group

	2007	2008	2009	2010	2011	2012
Citizens, Inc.	100.00	175.41	118.08	134.72	175.23	199.82
NYSE Composite	100.00	60.74	77.92	88.36	84.96	98.55
Peer Group	100.00	46.23	61.78	66.42	50.34	64.43

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The peer group index weights individual company returns for stock market capitalization. The companies included in the peer group index are shown in the following table.

American Equity Investment Life Holding	Investors Heritage Capital Corp.	Prudential Financial, Inc.
Atlantic American Corp.	Kansas City Life Ins. Co.	Prudential PLC
Aviva PLC	Life Partners Holdings, Inc.	Reins Group of America, Inc.
China Life Ins Co. Limited	Lincoln National Corp.	Sun Life Financial, Inc.
Citizens, Inc.	Manulife Financial Corp.	Symetra Financial Corp.
FBL Financial Group, Inc.	Metlife, Inc.	The Phoenix Companies, Inc.
Genworth Financial, Inc.	National Western Life Ins. Co.	UTG, Inc.
Imperial Holdings, Inc.	Primerica, Inc.
Independence Holding Co.	Protective Life Corp.

Item 6.    SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company.  This should be read in conjunction with Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8.  "Financial Statements and Supplementary Data" of this Form 10-K.

	Years ended December 31,
	2012	2011	2010	2009	2008
		(As adjusted)	(As adjusted)	(As adjusted)	(As adjusted)
	(In thousands, except per share data)
Operating items
Insurance premiums	$169,873	161,395	152,052	147,280	141,297
Net investment income	31,725	30,099	29,220	28,745	29,621
Realized investment gains (losses)	196	765	8,012	8,040	(23,812)
Change in fair value of warrants	451	1,136	232	3,154	(2,662)
Total revenues	202,759	194,156	190,324	188,123	145,816
Net income (loss)	4,529	8,482	14,704	16,903	(15,882)
Balance sheet data
Total assets	1,174,948	1,079,512	974,583	916,644	822,266
Total liabilities	911,840	831,470	754,699	707,512	649,518
Total stockholders' equity	263,108	248,042	219,884	209,132	172,748
Life insurance in force	4,976,157	5,244,200	5,115,662	4,997,043	4,666,868
Per share data
Book value per share	5.25	4.97	4.48	4.21	3.70
Basic and diluted earnings (loss) per Class A share	0.09	0.17	0.30	0.30	(0.42)

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

The investment return, or yield, on invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before benefits are paid.  The majority of the Company’s invested assets have been held in available-for-sale and held-to-maturity securities, primarily in asset classes of corporate bonds, municipal bonds, and government obligation bonds. The current and projected low interest rate environment is having a significant impact on the determination of insurance contract liabilities and assets regarding reserves and deferred acquisition costs.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Current Financial Highlights

Our assets grew from $1.1 billion as of December 31, 2011, to $1.2 billion as of December 31, 2012.  Total stockholders' equity increased from $248.0 million at December 31, 2011, to $263.1 million at December 31, 2012.

•	Insurance premiums rose 5.3% and 6.1% in 2012 and 2011, respectively, primarily from sales in our life insurance segment, which increased $7.8 million from amounts reported in 2011.

•
Net investment income increased 5.4% and 3.0% for 2012 and 2011, respectively, and was flat in 2010.  The average yield on the consolidated investment portfolio has declined significantly from a yield of 4.20% in 2010 down to 3.92% in 2011 and continued to decline at a more moderate pace to a yield of 3.81% in 2012.  The increase in the investment asset balances due to premium revenue growth was sufficient to offset the lower yield in the declining rate environment and resulted in an increase in net investment income.

•
Realized net investment gains in the past three years resulted primarily from sales of securities that had been previously impaired due to declines in market values.  These gains were partially offset by other-than-temporary impairments on investment securities and other long-term assets that were recorded in 2012, 2011 and 2010 of $1,319,000, $631,000 and $27,000, respectively, reported as realized losses.

•
Claims and surrenders expense increased 7.7% from the comparable period in 2011 as the home service segment was impacted by Hurricane Isaac which hit the Louisiana coast on August 29, 2012 and caused increased property claims. In addition, death claims expense in the current year is higher compared to 2011 due to the release of incurred but unreported death claims liability in 2011 of $0.7 million.

•
Changes in reserves resulted in liability increases from greater sales of endowment products that build up reserves at a faster pace than whole life longer term mortality based products. Additionally, the sustained low interest rate environment also results in a higher reserve development due to the lower interest yield assumptions in the current period compared to prior years.

Life Insurance.  For over thirty-five years, CICA and its predecessors have accepted policy applications from foreign nationals for U.S. Dollar-denominated ordinary whole life insurance and endowment policies.  We make our insurance products available using third-party marketing organizations and independent marketing consultants.

Endowment product sales have been on the rise and represented approximately 81% of new sales.  The Company offers a ten, fifteen and twenty year endowment and our top selling endowment is a product that matures at age sixty-five.  We also introduced a new product in 2011 that is an endowment at age eighteen with a payout over four or five years.

Through the domestic market of our Life Insurance segment, we provide ordinary whole life, credit life insurance, and final expense policies to middle and lower income families and individuals in certain markets in the mid-west and southern U.S.  The majority of our domestic revenues are generated by the operations of domestic life insurance companies we have acquired since 1987.

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

•
It is predicted that the interest rate environment will remain low for the foreseeable future, which translates into lower profit margins for insurers.  We have been impacted by the historically low interest rate environment over the past several years as our fixed income investment portfolio, primarily invested in callable securities, has been reinvested at lower yields.  The Company’s conservative investment strategy has not changed, but it has been a challenging investment time, as the large number of bond calls resulted in significant cash balances to be reinvested.  The Company experienced some delays in reinvesting the funds as management identified suitable bonds meeting our target characteristics of investment grade and yield parameters were identified.  Our investment earnings also impact the reserve and Deferred Acquisition

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Costs (“DAC”) balances, as assumptions are used in the development of the balances.  Due to the recent decline in investment yields on our portfolio, our projection of long-term investment returns has declined.  This has resulted in increasing the reserves on policies issued in the current year, as well as reducing the DAC asset.

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

Acquisition History - Last Five Years

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

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Revenues:
Premiums:
Life insurance	$163,170	154,778	145,665
Accident and health insurance	1,635	1,561	1,577
Property insurance	5,068	5,056	4,810
Net investment income	31,725	30,099	29,220
Realized investment gains, net	196	765	8,012
Decrease in fair value of warrants	451	1,136	232
Other income	514	761	808
Total revenues	202,759	194,156	190,324
Exclude decrease in fair value of warrants	(451)	(1,136)	(232)
Total revenues excluding fair value adjustments of warrants outstanding	$202,308	193,020	190,092

Premium Income.  Premium income derived from life, accident and health, and property insurance sales, increased 5.3% during 2012.  The increase resulted primarily from renewal premiums, which totaled $142.2 million, $135.1 million and $127.1 million in 2012, 2011 and 2010, respectively.  New sales, termed as first year premiums, increased 6.1%, 6.6% and 2.1% in the life segment in 2012, 2011 and 2010. Endowment sales represent a significant portion of new business sales internationally with the 20 year endowment and endowment to age 65 as our top products. In addition, most of our life insurance policies contain a policy loan provision, which allows the policyholder to use cash value of a policy to pay premiums.  The policy loan asset balance increased 10.0% and 9.8% in 2012 and 2011, year over year.

Net Investment Income.  Net investment income increased to $31.7 million in 2012 compared to $30.1 million in 2011, despite a decline in the yield on investments as we experienced higher average invested assets as a result of investment of new premium revenue.

Net investment income performance is summarized as follows.

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except for %)
Net investment income	$31,725	30,099	29,220
Average invested assets, at amortized cost	832,552	767,079	696,134
Yield on average invested assets	3.81%	3.92%	4.20%

Yields on invested assets vary between segment operations due to different portfolio mixes in the segments.  The life segment has a higher concentration in U.S. government securities while the home service segment has a larger concentration in the corporate and municipal sectors.

We have traditionally invested in fixed maturity securities with a large percent held in callable issues.  Over the past three years, we have experienced significant call activity related to fixed maturity security holdings due to the historically low interest rate environment.  As these call proceeds were primarily invested into lower yielding securities, the yield on the portfolio has declined.  The recent declines in yield rates has been leveling off in recent periods as the reinvestment of calls is resulting in a

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

lesser impact relative to yield changes.  If market interest rates begin to rise, our call risk would diminish and our portfolio yield will rise over time, as new money investments would be made at higher rates.

Investment income from fixed maturity securities accounted for approximately 82.3% of total investment income for the year ended December 31, 2012.  We have reduced investment holdings in bonds of U.S. Government-sponsored enterprises, such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), which comprised 15.3% of the total fixed maturity portfolio based on amortized cost at December 31, 2012.  We have increased our investment purchases of corporate and municipal securities over the past several years, focusing on utility service sectors in these security categories.  In addition, we reinvested proceeds from bond calls totaling $10.0 million into equity securities related to bond mutual funds in 2011 and continuing into 2012.  These securities offer a competitive yield with a shorter duration.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Gross investment income:
Fixed maturity securities	$27,470	26,606	26,829
Equity securities	2,158	1,534	713
Mortgage loans	104	99	101
Policy loans	3,332	3,024	2,704
Long-term investments	234	225	246
Other	99	122	207
Total investment income	33,397	31,610	30,800
Less investment expenses	(1,672)	(1,511)	(1,580)
Net investment income	$31,725	30,099	29,220

Investment income from fixed maturity investments increased for the year of 2012 due to a rise in investment holdings based upon amortized cost of $28.8 million.  The increase in earnings on asset balances of fixed maturity and equity securities from new money investments is offsetting the 11 basis point yield decline for the year.  In addition, the increase in the policy loans asset balance, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.

Realized Gains (Losses) on Investments.  In 2012, 2011 and 2010, the Company sold equity mutual funds, which were previously impaired, and realized gains of $0.6 million, $1.3 million and $6.4 million, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Realized investment gains (losses) are as follows.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Realized investment gains (losses):
Sales, calls and maturities
Fixed maturities	$824	119	753
Equity securities	636	1,259	7,343
Property and equipment	—	2	(8)
Other long-term investments	55	16	(49)
Net realized investment gains	1,515	1,396	8,039
Other-than-temporary impairments ("OTTI"):
Fixed maturities	(1,319)	(70)	(27)
Other long-term investments	—	(561)	—
Realized losses on OTTI	(1,319)	(631)	(27)
Net realized investment gains (losses)	$196	765	8,012

Included in net realized investment gains and losses are OTTI on investments.  We recorded an OTTI write-down in 2012 of $1,319,000 related to one coal powered energy issuer debt security holding which has a maturity date in 2017. In 2011 we recorded an OTTI of $70,000 related to one American Airlines (“AMR”) debt security holding that had a maturity date in 2012.  AMR declared bankruptcy in November of 2011.  We also recorded an impairment in 2011 of $0.6 million related to an investment property that was acquired as part of the ONLIC acquisition in 2008.  A current appraisal reflected a declining value of this Arkansas office building from the fair value at acquisition.

Decrease in Fair Value of Warrants.  In 2012, all of the remaining warrants outstanding were either exercised or converted into our Class A common stock, due to an election by the warrant holders, or expiration. We recognized a gain on the decrease in fair value of warrants of $0.5 million, $1.1 million and $0.2 million in 2012, 2011 and 2010, respectively.  The 2012 and 2011 gain was the result of the significant decrease in the number of warrants outstanding due to expirations and exercises. The gain in 2010 was directly related to the decrease in the price of our Class A common stock.  The warrant liability was calculated using the Black-Scholes option pricing model, which projects the future value of the warrants when they expire.  Current accounting standards require the change in the value of the warrant liability be recorded as a component of revenues.  When the liability increased we incurred a loss, and when the liability decreased we recognized income.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Benefits and Expenses

	Years Ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$64,656	60,056	61,038
Increase in future policy benefit reserves	66,676	58,264	46,420
Policyholders' dividends	9,091	8,072	7,485
Total insurance benefits paid or provided	140,423	126,392	114,943
Commissions	39,398	38,374	36,585
Other general expenses	25,664	26,040	26,228
Capitalization of deferred policy acquisition costs	(29,074)	(27,826)	(26,172)
Amortization of deferred policy acquisition costs	17,845	16,848	17,293
Amortization of cost of customer relationships acquired	2,467	2,998	3,058
Total benefits and expenses	$196,723	182,826	171,935

Claims and Surrenders.  As noted in the table below, claims and surrenders increased from $60.1 million in 2011 to $64.7 million in 2012.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Death claims	$22,730	20,996	22,670
Surrender expenses	21,217	19,978	19,727
Endowment benefits	15,814	14,537	14,499
Property claims	2,309	1,986	1,578
Accident and health benefits	368	449	608
Other policy benefits	2,218	2,110	1,956
Total claims and surrenders	$64,656	60,056	61,038

•
The Company monitors death claims based upon expectations.  The claims experience was unfavorable in 2012, increasing by 8.3% from 2011 recorded amounts.  These values may routinely fluctuate from year to year. Additionally, 2011 results include a $0.8 million incurred but not reported release of liability related to our claim expense calculation.

•
Policy surrenders increased in 2012, 2011 and 2010, but remained at a level that represents approximately 0.5% of direct ordinary whole life insurance inforce.  The increase in surrender expense is primarily related to our international business and is expected to increase over time due to the aging of this block of business.  A significant portion of surrenders relates to policies that have been in force over fifteen years and no longer have a surrender charge associated with them.  Total direct insurance inforce reported in 2012 and 2011 was $4.6 billion compared to $4.5 billion in 2010.

•
Endowment benefits increased in each of the last three years.  We have a series of international policies that carry an immediate endowment benefit of an amount selected by the policy owner.  These benefits have been popular in the Pacific Rim and Latin America, where the Company has experienced increased interest in our guaranteed products in recent years.  Like policy dividends, annual guaranteed endowments are factored into the premium and, as such, the increase has no impact on profitability.  The Company expects these benefits to continue to increase as this block of business increases and persists.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

•
Property claims increased 16% to approximately $2.3 million in 2012 compared with the amount reported for 2011 due to Hurricane Issac claims experience in the current year with $0.5 million uninsured losses. The 2010 reported property claim amounts were lower than historical experience.

Reserves.  The change in future policy benefit reserves has increased 14.4% and 25.5% in 2012 and 2011 due primarily to the current low interest rate environment necessitating higher reserves for policies issued in the last few years due to lower long term yield projections compared to prior assumptions. In addition, we continue to experience growth in new sales of endowment products, which require higher initial reserve levels, than whole life products. Endowment sales totaled approximately $14.3 million, $12.3 million and $9.4 million in 2012, 2011 and 2010, respectively.

Policyholder Dividends.  Policyholder dividends have risen at a rate corresponding with the growth rate in new international life insurance premiums.  The Company issues long duration participating policies to foreign residents that are expected to pay dividends to policyholders based upon actual experience.  Policyholder dividends are factored into the premiums and have no impact on profitability.

Commissions.  Commission expense fluctuates in a direct relationship to new and renewal insurance premiums and has increased 2.7% in 2012 compared to 2011 as premium revenues have increased.

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

We perform an expense study on an annual basis, utilizing an enterprise-wide time study, and we adjust cost allocations among entities as needed based upon this review.   Any allocation changes are reflected in the segment operations, but do not impact total expenses.

Deferred Policy Acquisition Costs.  Capitalized deferred policy acquisition costs ("DAC") were $29.1 million, $27.8 million and $26.2 million in 2012, 2011 and 2010.  These costs will vary based upon successful efforts related to newly issued policies and renewal business.  Significantly lower amounts are capitalized related to renewal business in correlation with the lower commissions paid on that business compared to first year business which have higher commission rates.

Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year. Amortization costs increased in 2012 compared to 2011 as a result of the asset balance growth. Policy persistency was comparable in the life segment for the periods presented, but declined in the Home Service segment in 2012 and 2011, resulting in higher amortization.  In addition, the prolonged low interest rate environment impacted the assumptions used in the development of the DAC asset for new policies issued in 2012 and 2011.  This resulted in a lower DAC balance and increased amortization by approximately $0.4 million and $1.4 million in 2012 and 2011, respectively.

Cost of Customer Relationships Acquired and Other Intangibles.  The higher amortization in 2010 and 2011 was related primarily to the ICC acquisition and greater amortization due to the increase in lapses on this new block of business. The current year amortization level recorded in 2012 is indicative of what we expect going forward or until we make additional acquisitions.

Federal Income Tax.  Federal income tax expense was $1.5 million, $2.8 million and $3.7 million in 2012, 2011 and 2010, respectively, resulting in effective tax rates of 25.0%, 25.1% and 20.0%, respectively. The Company began purchasing tax-exempt state and local bonds in the second half of 2011 and continued to do so in 2012 in the non-insurance companies where the full tax benefit can be realized. In addition, the fair value change related to outstanding warrants of $0.5 million, $1.1 million, and $0.2 million were reported as an increase in revenues in 2012, 2011 and 2010 respectively, which was not taxable and also impacted our corporate tax rate. Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.

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

	Years Ended December 31,
	2012			2011
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	352,353,052	5,745	61,332	362,795,290	5,921	61,273
Home Service	191,191,997	28,402	6,574	194,870,735	27,289	7,141

These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance based on net income before federal income taxes.

	Income (Loss) Before Federal Income Taxes
	Years Ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
	(In thousands)
Life Insurance	$519	5,725	12,552
Home Service Insurance	6,365	5,926	6,839
Other Non-Insurance Enterprises	(848)	(321)	(1,002)
Total	$6,036	11,330	18,389

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Life Insurance

Our Life Insurance segment primarily issues ordinary whole life insurance in U.S. Dollar-denominated amounts to foreign residents in approximately 30 countries through approximately 1,500 independent marketing consultants, and domestically through over 400 independent marketing firms and consultants throughout the United States.

	Years Ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
	(In thousands)
Revenue:
Premiums	$126,032	118,205	109,985
Net investment income	17,828	16,401	15,666
Realized investment gains, net	512	1,347	6,590
Other income	319	526	650
Total revenue	144,691	136,479	132,891
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	43,537	40,525	41,040
Increase in future policy benefit reserves	63,481	54,310	42,619
Policyholders' dividends	8,846	8,004	7,414
Total insurance benefits paid or provided	115,864	102,839	91,073
Commissions	24,895	23,482	21,899
Other general expenses	10,961	11,418	10,546
Capitalization of deferred policy acquisition costs	(23,371)	(21,675)	(20,140)
Amortization of deferred policy acquisition costs	15,077	13,769	15,856
Amortization of cost of customer relationships acquired	746	921	1,105
Total benefits and expenses	144,172	130,754	120,339
Income before federal income tax expense	$519	5,725	12,552

Premiums.  Premium revenues increased for 2012 compared to 2011 and 2010, due to higher international renewal premiums, which have experienced strong persistency as this block of insurance ages.  First year premiums increased in the current year, reflecting improved new business production in all products internationally.  Sales from Colombia, Ecuador, Taiwan and Venezuela represented the majority of the first year premium increase.

Endowment sales represent a significant portion of new business sales internationally, as these products continue to exceed our whole life sales in the current markets.  In addition, most of our life insurance policies contain a policy loan provision, which allows the policyholder to use cash value of a policy to pay premiums.  The policy loan asset balance increased 10.2% year over year.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Life Insurance premium breakout is detailed below.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Premiums:
First year	$18,819	17,735	16,630
Renewal	107,213	100,470	93,355
Total premium	$126,032	118,205	109,985

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated. Our international business and premium collections could be impacted by future changes relative to laws, regulations or economic events in the countries from which we accept applications.

	Years ended December 31,
	2012		2011		2010
	(In thousands)
Country
Venezuela	$27,295	23.1%	$21,154	19.2%	$16,757	16.4%
Colombia	25,088	21.3	21,770	19.8	21,507	21.1
Taiwan	16,223	13.8	14,199	12.9	14,357	14.1
Ecuador	15,333	13.0	13,483	12.2	12,354	12.1
Argentina	10,360	8.8	9,355	8.5	9,190	9.0
Other Non-U.S.	23,684	20.0	30,141	27.4	27,927	27.3
Total	$117,983	100.0%	$110,102	100.0%	$102,092	100.0%

The following table sets forth our direct premiums by state from our domestic business for the periods indicated.

	Years ended December 31,
	2012		2011		2010
	(In thousands)
State
Texas	$5,318	42.0%	$5,240	41.5%	$5,670	41.1%
Indiana	1,726	13.6	1,680	13.3	1,857	13.5
Mississippi	1,033	8.2	1,088	8.6	1,182	8.6
Oklahoma	856	6.8	946	7.5	1,132	8.2
Missouri	735	5.8	831	6.6	914	6.6
Other States	2,979	23.6	2,848	22.5	3,050	22.0
Total	$12,647	100.0%	$12,633	100.0%	$13,805	100.0%

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies which we have ceded under a coinsurance agreement with an unaffiliated insurance company. Under the agreement, the other company assumes substantially all of our accident and health policies.  The premium amounts ceded under the coinsurance agreement in the years ended December 31, 2012, 2011, and 2010 were $3.9 million, $4.5 million and $5.3 million, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Net Investment Income.  Net investment income has been negatively impacted by the low interest rate environment, which has resulted in declining portfolio yields, as discussed in the Consolidated Results of Operations above.

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands, except for %)
Net investment income	$17,828	16,401	15,666
Average invested assets, at amortized cost	494,289	443,707	396,360
Annualized yield on average invested assets	3.61%	3.89%	4.17%

Realized Investment Gains, Net.  Realized gains of $0.5 million, $1.3 million and $6.6 million were recognized in 2012, 2011 and 2010, due primarily to disposals of previously impaired equity mutual funds.

A breakout of claims and surrender benefits is detailed below.

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Death claims	$7,134	6,775	7,278
Surrender expenses	18,601	17,244	17,354
Endowment benefits	15,790	14,524	14,473
Accident and health benefits	260	308	443
Other policy benefits	1,752	1,674	1,492
Total claims and surrenders	$43,537	40,525	41,040

•
Death claims expense increased 5.3% in 2012 compared to 2011 due to more reported claims in the current year but were below the level experienced in 2010.  In addition, 2011 results included a $0.2 million release of incurred but not reported liability related to our claim experience calculation.  Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

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

Increase in Future Policy Benefit Reserves.   Policy benefit reserves in 2012 increased compared to the same periods in 2011, primarily from the effect of the current low interest rate environment on reserve development for policies issued in the last few years which have higher reserve build up compared to prior issue years. The accounting guidance of long duration contracts we sell requires the Company to “lock in” the original assumptions such as mortality, interest, surrenders and expenses at the time the initial policies are written, therefore gains or losses attributable to actual experience that differs from the original assumptions flows through the income statement in the period where in the differences occur.

In addition, reserves have risen year over year for all periods presented due to the increased sales of endowment products, which build up reserve balances more quickly compared to other life product sales.  Endowment sales totaled approximately $14.3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

million, $12.3 million and $9.4 million, representing approximately 81.9%, 69.4% and 56.5% of total new first year premium in 2012, 2011, and 2010, respectively.

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

Capitalization and Amortization of Deferred Policy Acquisition Costs.  Capitalized costs increased, as commission related costs have increased in the current year compared to 2011.  Amortization of DAC increased in the current year by 9.5% from 2011 as the asset balance has increased. Amortization in 2010 was up compared to the two more recent years due to worse persistency experience in that particular year compared to both 2012 and 2011.

Commissions.  Commission expense increase is directly related to the increase in premiums as noted above.  First year policy premiums pay a higher commission rate than renewal policy premiums.

Other General Expenses.  The expenses are allocated by segment, based upon an annual expense study performed by the Company, and were down due to lower audit and actuarial fees as well as employee benefit related costs.

Home Service Insurance

Our Home Service Insurance segment provides pre-need and final expense ordinary life insurance and annuities to middle and lower income individuals primarily in Louisiana, Mississippi and Arkansas.  Our policies in this segment are sold and serviced through funeral homes and a home service marketing distribution system utilizing over 550 employees and independent agents.

	Years Ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
	(In thousands)
Revenue:
Premiums	$43,841	43,190	42,067
Net investment income	12,724	12,861	13,008
Realized investment gains (losses), net	(343)	(601)	1,475
Other income	80	112	82
Total revenue	56,302	55,562	56,632
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	21,119	19,531	19,998
Increase in future policy benefit reserves	3,195	3,954	3,801
Policyholders' dividends	245	68	71
Total insurance benefits paid or provided	24,559	23,553	23,870
Commissions	14,503	14,892	14,686
Other general expenses	12,089	12,186	13,879
Capitalization of deferred policy acquisition costs	(5,703)	(6,151)	(6,032)
Amortization of deferred policy acquisition costs	2,768	3,079	1,437
Amortization of cost of customer relationships acquired	1,721	2,077	1,953
Total benefits and expenses	49,937	49,636	49,793
Income before federal income tax expense	$6,365	5,926	6,839

Premiums.  The premium increases were due to the fact that this segment is continuing to report marginal growth primarily in Louisiana. Also, there is an increase of approximately $180,000 of single premium due to a one time adjustment as noted below under Policyholders' dividends.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The following table sets forth our direct premiums by state for the periods indicated.

	Years ended December 31,
	2012		2011		2010
	(In thousands)
State
Louisiana	$41,665	92.8%	$41,134	92.7%	$39,973	92.5%
Arkansas	1,863	4.1	1,869	4.2	1,837	4.3
Mississippi	451	1.0	370	0.8	334	0.8
Other States	937	2.1	979	2.3	1,079	2.4
Total	$44,916	100.0%	$44,352	100.0%	$43,223	100.0%

Net Investment Income.  Net investment income has been negatively impacted by the low interest rate environment, which has resulted in declining portfolio yields as discussed in the Consolidated Results of Operations above.

Net investment income for our home service insurance segment is summarized as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands, except for %)
Net investment income	$12,724	12,861	13,008
Average invested assets, at amortized cost	291,229	287,833	279,682
Annualized yield on average invested assets	4.37%	4.47%	4.65%

Realized Investment Gains (Losses), Net.  Net losses on investment of $0.3 million in 2012 is related to an OTTI adjustment on one coal energy provider debt issuer. The operations of this energy provider have been negatively impacted by challenging environment in the coal-fired generation sector and overall decline in the price of power it can charge to customers. This fixed maturity security is scheduled to mature in 2017. Net realized losses of $0.6 million in 2011 are due primarily from an OTTI on one American Airlines debt security that totaled $70,000 due to the issuer filing bankruptcy, and a write-down of approximately $0.5 million related to investment real estate for an office building in Arkansas.  We obtained an appraisal in 2011 that reflected a loss in fair value.  Gains of $1.5 million in 2010 related primarily to sales of below investment grade securities that were added to the portfolio as part of an acquisition and had been previously impaired.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Claims and Surrenders.  A breakout of claims and surrender benefits is detailed below.

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Death claims	$15,596	14,221	15,392
Surrender expenses	2,616	2,734	2,374
Endowment benefits	24	13	26
Property claims	2,309	1,986	1,578
Accident and health benefits	108	141	165
Other policy benefits	466	436	463
Total claims and surrenders	$21,119	19,531	19,998

•
Death claims expense was higher in 2012 compared to 2011 due to more reported claims in the current year.  In addition, 2011 results include a $0.6 million incurred but not reported release of liability related to our claim experience calculation.  Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•	Surrender benefits have increased in 2012 and 2011 compared to 2010, as the Home Service block grows, and is consistent with expectations for the current economic conditions.

•	Property claims increased in 2012 related to Hurricane Issac. Gross Isaac losses recorded were approximately $740,000 with reinsurance recoverable of $240,000.

Increase in Future Policy Benefit Reserves.  The current year change in reserves reflects increased lapse experience in 2012 compared to 2011 and 2010. We believe the increase in lapses are due to Hurricane Isaac and economic pressures from increased unemployment.

Policyholders' dividends. The increase in 2012 compared to prior years results from a manual adjustment that has now been properly set up in the policy administration system to properly reflect increasing policy values from annual paid up additions. This one time increase in dividends paid and single premium revenue of approximately $180,000 has no impact on the overall segment earnings for the quarter or nine months. The reserve liability had been previously set up relative to this policy feature and was decreased by $35,000 based upon the system calculated value.

Commissions.  Commission expense decreased in 2012 compared to 2011 and 2010 because agents are compensated based upon month-to-month route premium growth that has been impacted by increased policy lapses. This results in a lower commission to premium relationship as compensation is reduced. In addition, we have consolidated some collection routes, which resulted in elimination of one district office and its related staffing thereby also reducing the commission expense.

Other General Expenses.  The expenses are allocated by segment based upon an annual expense study performed by the Company and were down in 2012 due to lower audit and actuarial fees as well as employee benefit related costs. Other general expenses decreased in 2011 compared to 2010, due to an overall decrease in expenses and a reallocation of expenses that became effective January 1, 2011, which reduced the home service segment allocation by $1.5 million and increased the life segment allocation for that year.

Capitalization and Amortization of Deferred Policy Acquisition Costs ("DAC").  DAC capitalization is directly correlated to fluctuations in first year commissions.  Amortization in 2012 and 2011 increased compared to 2010 primarily because we experienced a higher lapse rate in the two most recent years in this segment.  We monitor lapse rates as a key component of our insurance operations.   Amortization in 2011 includes an adjustment that resulted in an increase of $0.3 million due to a refinement in an estimate using system generated information related to SPLIC assumptions.  Amortization reported in 2010 is impacted by an adjustment that decreased amortization by $0.3 million in that reporting period.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Other Non-Insurance Enterprises

Overall, other non-insurance operations are relatively immaterial to the consolidated results, except for the fair value adjustment related to the Company's warrants to purchase Class A common stock.  These amounts have fluctuated due to the movement in our Class A common stock price and fair value calculation for warrants using the Black-Scholes valuation model. There are no warrants outstanding at the end of 2012.

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

	December 31, 2012		December 31, 2011
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$128,156	13.4%	$321,186	36.8%
Corporate	248,747	26.0	195,374	22.4
Municipal bonds (2)	407,896	42.5	216,202	24.8
Mortgage-backed (1)	6,588	0.7	8,849	1.0
Foreign governments	141	—	142	—
Total fixed maturity securities	791,528	82.6	741,753	85.0
Short-term investments	2,340	0.2	2,048	0.2
Cash and cash equivalents	56,299	5.9	33,255	3.8
Other investments:
Policy loans	42,993	4.5	39,090	4.5
Equity securities	53,741	5.6	46,137	5.3
Mortgage loans	1,509	0.2	1,557	0.2
Real estate and other long-term investments	8,553	0.9	8,644	1.0
Total cash, cash equivalents and investments	$956,963	99.9%	$872,484	100.0%

(1) Includes $6.1 million and $8.1 million of U.S. Government agencies and government-sponsored enterprise for the years ended December 31, 2012 and 2011, respectively.
(2) Includes $292.6 million and $123.5 million of securities guaranteed by third parties for the years ended December 31, 2012 and 2011, respectively.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

At December 31, 2012, investments in fixed maturity and equity securities were 88.2% of our total cash, and cash equivalents and investments.  All of our fixed maturities were classified as either available-for-sale or held-to-maturity securities at December 31, 2012 and 2011.  We had no fixed maturity or equity securities that were classified as trading securities at December 31, 2012 or 2011.

As previously discussed, our investment portfolios have been impacted significantly by the low interest rate environment over the past several years.  The following table shows investment yields by segment operations as of December 31 for each year presented.

	Business Segment
Year	Life Insurance	Home Service	Consolidated
2012	3.61%	4.37%	3.81%
2011	3.89%	4.47%	3.92%
2010	4.17%	4.65%	4.20%

Yields on investment assets vary between segment operations due to different portfolio mixes in the segments.  The life segment invests more in U.S. Government securities while the home service segment has a larger concentration in the corporate and municipal sectors.  The following table shows the breakdown between segments by investment bond category based on amortized cost.

	December 31, 2012
Fixed Maturity Category	Life Insurance	Home Service	Other Non- Insurance Enterprises	Consolidated
	(In thousands)
U.S. Treasury and U.S. Government-sponsored	$86,762	32,805	1,023	120,590
Corporate	118,376	100,099	10,022	228,497
Municipal bonds	227,945	131,515	31,986	391,446
Mortgage-backed	633	5,473	—	6,106
Foreign governments	105	—	—	105
Total fixed maturity securities	$433,821	269,892	43,031	746,744

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value.

	December 31, 2012		December 31, 2011
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$60,752	7.7%	$46,663	6.3%
AA	375,926	47.5	482,869	65.1
A	199,302	25.2	99,266	13.4
BBB	134,119	16.9	95,558	12.9
BB and other	21,429	2.7	17,397	2.3
Totals	$791,528	100.0%	$741,753	100.0%

The Company made new investments in the A and BBB credit category of taxable municipals and corporate bonds, primarily public utility issuers with an average maturity of seven years.  The increase in non-investment grade securities was due to downgrades of issuers in the current period, as the Company does not purchase below investment grade securities.

As of December 31, 2012, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	December 31, 2012
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands, except percentages)
AAA	$30,562	27,765	12,832	11,867	—	—	43,394	39,632	10.1%
AA	83,220	77,762	142,112	131,788	5,196	5,168	230,528	214,718	54.9
A	28,082	27,860	89,335	87,527	2,828	2,841	120,245	118,228	30.2
BBB	539	514	12,288	12,124	1,031	1,042	13,858	13,680	3.5
BB and other	—	—	4,928	5,188	—	—	4,928	5,188	1.3
Total	$142,403	133,901	261,495	248,494	9,055	9,051	412,953	391,446	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Municipals shown excluding third party guarantees

	December 31, 2012
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands, except percentages)
AAA	$7,000	6,757	11,209	10,361	—	—	18,209	17,118	4.4%
AA	95,836	88,569	98,652	90,381	4,171	4,180	198,659	183,130	46.8
A	39,029	38,061	129,896	126,030	3,853	3,829	172,778	167,920	42.9
BBB	538	514	16,810	16,534	1,031	1,042	18,379	18,090	4.6
BB and other	—	—	4,928	5,188	—	—	4,928	5,188	1.3
Total	$142,403	133,901	261,495	248,494	9,055	9,051	412,953	391,446	100.0%

The Company was not exposed to holding investments in any category under special revenue bond that were greater than 10% based upon activity as of December 31, 2012.

The tables below represent the Company’s detailed exposure of municipal holdings in Louisiana and Texas, which exceed 10% of the total municipal portfolio as of December 31, 2012.

	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AA	$9,589	8,889	23,277	22,115	—	—	32,866	31,004
A	5,247	5,155	15,692	14,771	—	—	20,939	19,926
BBB	539	514	3,771	3,752	1,031	1,042	5,341	5,308
BB and other	—	—	4,928	5,188	—	—	4,928	5,188
Total	$15,375	14,558	47,668	45,826	1,031	1,042	64,074	61,426
Louisiana securities excluding third party guarantees
AA	$8,478	7,844	15,844	15,123	—	—	24,322	22,967
A	6,358	6,200	21,792	20,494	—	—	28,150	26,694
BBB	539	514	5,104	5,021	1,031	1,042	6,674	6,577
BB and other	—	—	4,928	5,188	—	—	4,928	5,188
Total	$15,375	14,558	47,668	45,826	1,031	1,042	64,074	61,426

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At December 31, 2012, total holdings of municipal securities in Louisiana represented 15.5% of all municipal holdings based upon fair value.  The Company also holds 20.3% of its municipal holdings in Texas issuers.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

	General Obligation		Special Revenue		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Texas securities including third party guarantees
AAA	$30,563	27,765	7,005	6,365	37,568	34,130
AA	15,400	14,781	13,035	12,529	28,435	27,310
A	1,199	1,198	9,078	8,817	10,277	10,015
BBB	—	—	7,507	7,359	7,507	7,359
Total	$47,162	43,744	36,625	35,070	83,787	78,814
Texas securities excluding third party guarantees
AAA	$6,565	6,300	7,005	6,365	13,570	12,665
AA	38,528	35,380	10,319	9,846	48,847	45,226
A	2,069	2,064	11,794	11,500	13,863	13,564
BBB	—	—	7,507	7,359	7,507	7,359
Total	$47,162	43,744	36,625	35,070	83,787	78,814

There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of December 31, 2012.

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

We recorded an OTTI write-down in 2012 of $1,319,000 related to one coal powered energy issuer debt security holding which has a maturity date in 2017. The operations of this energy provider have been negatively impacted by the challenging environment in the coal-fired generation sector and overall decline in the price of power it can charge to customers.The Company recorded an OTTI of $70,000 in 2011 related to one American Airlines bond holding, as the issuer filed for bankruptcy.  An additional impairment of $27,000 was recorded in 2010 to write a security down to zero carrying value.  Based upon our emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. Government-sponsored corporations and our analysis of whether declines in fair value below cost are temporary or other-than-temporary, management believes that our investments in fixed maturity investments at December 31, 2012 were not impaired, and no additional other-than-temporary losses need to be recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Gross unrealized losses on fixed maturities available-for-sale amounted to $1.1 million as of December 31, 2012 and $3.0 million as of December 31, 2011.  This decrease in gross unrealized losses was due to a decrease in the interest rate environment.  There were $0.2 million and $0.5 million of gross unrealized losses on equity securities as of December 31, 2012 and 2011.  In 2012, 2011 and 2010, the Company sold equity mutual fund holdings from the Life and Home Service segments and recorded realized gains of $0.6 million, $1.3 million and $6.4 million due to market recovery since impairment at December 31, 2008.  Information on unrealized gains and losses by category is set forth in our consolidated financial statements, Note 2 - Investments, in the "Notes to the Consolidated Financial Statements."

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

We believe we have established appropriate reinsurance coverage based upon our net retained insured liabilities compared to our surplus.

The effect of reinsurance on premiums is as follows.

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Direct premiums	$175,546	167,087	159,119
Reinsurance assumed	1,275	1,874	1,553
Reinsurance ceded	(6,948)	(7,566)	(8,620)
Net premiums	$169,873	161,395	152,052

Our insurance subsidiaries monitor the solvency of their reinsurers in seeking to minimize the risk of loss in the event of default by a reinsurer.  The primary reinsurers of our insurance subsidiaries are large, well-capitalized entities.

The effect of reinsurance on life insurance in force is as follows.

	For the Years Ended December 31,
	2012	2011	2010
	(In millions)
Direct written life insurance inforce	$4,642	4,559	4,452
Reinsurance assumed	801	1,147	1,045
Reinsurance ceded	(467)	(462)	(381)
Net life insurance inforce	$4,976	5,244	5,116

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

SPFIC has first and second event catastrophe reinsurance coverage of $10.0 million per event and a retention level of $500,000 per event.  Thus, the first $500,000 of incurred claims and any claims in excess of $10.0 million are SPFIC's responsibility.  The

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

reinsurance premium for first event catastrophe reinsurance was $1,025,000, $1,128,000 and $1,130,000 in 2012, 2011 and 2010, respectively.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.

Our liquidity requirements are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow, and there were no liquidity issues in 2012 or 2011.  Our investments consist of 87.9% of marketable debt securities and 5.5% of equity securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $69.3 million, $64.3 million and $60.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled fixed maturity security calls, maturities, redemptions, and prepayments, which totaled $326.7 million, $283.3 million and $387.4 million in 2012, 2011 and 2010.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investment activity totaled $50.0 million, $85.1 million and $62.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The outflows from investing activities for the year ended December 31, 2012, primarily related to the investment of excess cash and cash equivalents generated from operations during 2012.  The Company's cash flows from financing activities were $3.8 million in 2012, $4.3 million in 2011 and $2.6 million in 2010.

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

At December 31, 2012, all of our insurance subsidiaries were above the required minimum RBC levels.

December 31, 2012

CICA	551%
CNLIC	2,380%
SPFIC	421%
SPLIC	1,277%

In 2011, CICA contributed 150,000 shares of Citizens, Inc. Class A common stock to CNLIC as a capital contribution due to minimum capital and surplus considerations.  The contributed shares had a fair market contributed value of $1.1 million.  These shares were subsequently purchased by Citizens, Inc., the ultimate parent, for $1.2 million cash in 2011  Citizens, Inc. also purchased

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Class A Common shares in 2012 from CTI with an approximate fair value of $0.5 million. These transactions have been eliminated under consolidation accounting rules.

Contractual Obligations and Off-balance Sheet Arrangements

We have committed to the following contractual obligations as of December 31, 2012 with the payments due by the period indicated below:

Contractual Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Operating leases	$810	378	392	40	—
Future policy benefit reserves:
Life insurance	762,319	282	1,580	14,826	745,631
Annuities	51,750	26,642	11,941	5,148	8,019
Accident and health	5,491	5,491	—	—	—
Total future policy benefit reserves	819,560	32,415	13,521	19,974	753,650
Policy claims payable:
Life insurance	9,659	9,659
Accident and health	642	642
Casualty	714	714
Total policy claims payable	11,015	11,015	—	—	—
Total contractual obligations	$831,385	43,808	13,913	20,014	753,650

The payments related to the future policy benefits and policy claims payable reflected in the table above have been projected utilizing assumptions based upon our historical experience and anticipated future experience.

The Company does not have off-balance sheet arrangements at December 31, 2012 and, therefore, does not expect any future effects on the Company's financial condition related to any such arrangements.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

Parent Company Liquidity and Capital Resources

Citizens is a holding company and has had minimal operations of its own.  Our assets consist of the capital stock of our subsidiaries, cash, fixed income securities, mutual funds and investment real estate.  Our cash flows depend primarily upon the availability of statutorily permissible payments, primarily payments under management agreements from our two primary life insurance subsidiaries, CICA and SPLIC.  The ability to make payments is limited by applicable laws and regulations of Colorado, CICA's state of domicile, and Louisiana, SPLIC's state of domicile, which subject insurance operations to significant regulatory restrictions.  These laws and regulations require, among other things, that these insurance subsidiaries maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company.  We historically have not relied upon dividends from subsidiaries for our cash flow needs.  However, CICA and SPLIC both dividend available funds from time to time in relation to new acquisition target strategies.  CICA has contributed amounts in the form of dividends to Citizens totaling $5.4 million, $6.8 million and $9.3 million in 2012, 2011 and 2010, respectively.

Additionally, a substantial portion of our international policyholders invest their policy cash dividends and benefits in our Class A common stock through our Stock Investment Plan (the “Plan”).  Once a policyholder elects to participate in the Plan, their policy benefits can be used to purchase Citizens Class A common stock through the Plan in the open market.  In addition, our existing holders of Class A common stock, our employees and our independent consultants are eligible to participate in the Plan.  If fewer policyholders elect to participate in the Plan, or if our international premium collections were to decrease as a result of regulatory or marketing impediments, the trading volume of our Class A common stock may decline from its present levels.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the "lock-in concept”) unless a premium deficiency exists.  Management monitors these assumptions and has determined that a premium deficiency did not exist as of December 31, 2012.  Management believes that our policy liabilities and increase in future policy benefit reserves as of the years ended December 31, 2012, 2011 and 2010 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision.

Deferred Policy Acquisition Costs

Acquisition costs, consisting of commissions and policy issuance, underwriting and agency expenses that relate to and vary with the successful production of new business, are deferred.  These deferred policy acquisition costs are amortized primarily over the estimated premium paying period of the related policies in proportion to the ratio of the annual premium recognized to the total premium revenue anticipated, using the same assumptions as were used in computing liabilities for future policy benefits.

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

Inherent in the capitalization and amortization of deferred policy acquisition costs are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization.  Approximately 90.0% of our capitalized deferred acquisition costs are attributed to first year excess commissions.  The remaining 10.0% are attributed to costs that vary with and are directly related to the successful acquisition of new insurance business.  Those costs generally include costs related to the production, underwriting and issuance of new business.

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 30 years.  The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions.  The two methods using reasonable assumptions illustrate an early-deferred

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

policy acquisition recoverability period.  The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs.  Management believes that our deferred policy acquisition costs and related amortization for the years ended December 31, 2012, 2011 and 2010 limits the amount of deferred costs to its estimated realizable value.  This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next thirty years.  The CCRA is then evaluated utilizing reasonable assumptions.  Management believes our CCRA and related amortization is recoverable for the years ended December 31, 2012, 2011 and 2010.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

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

The goodwill impairment test follows a multi step process as defined under current accounting guidance.  An initial review may be performed whereby the assessment is based upon a qualitative factors before performing the first test step. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess.

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

The following table summarizes net unrealized gains and losses for the periods indicated.

	December 31, 2012			December 31, 2011
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)
Fixed maturities, available-for-sale	$559,736	604,520	44,784	484,809	514,253	29,444
Fixed maturities, held-to-maturity	187,008	193,739	6,731	227,500	230,093	2,593
Total fixed maturities	$746,744	798,259	51,515	712,309	744,346	32,037
Total equity securities	$52,744	53,741	997	45,599	46,137	538

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised over 87.3% of our cash and investment portfolio as of December 31, 2012.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, state and municipal bonds, and corporate bonds.  Approximately 16.9% of the fixed maturities we owned at market value on December 31, 2012 are instruments of U.S. Government-sponsored enterprises, or are backed by U.S. Government agencies.

To manage interest risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity on an annual basis with respect to our fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The Company performed an analysis of fair values changes using assumed 100 basis point upward shifts in interest rates, noting that the fair value of our fixed maturity investment portfolio of $798.3 million would decrease approximately $58.1 million to a fair value of $740.2 million upon a 100 basis point increase.  The following table shows the effects on the fair values of our fixed maturity investments based upon these scenarios.

	Fair Values of Fixed Maturity Investments Changes in Interest Rates in Basis Points
	0	+100	+200	+300
	(In thousands)
Assumed fair value	$798,259	740,174	704,701	658,217

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

There are no fixed maturities or other investments that we classify as trading instruments.  Approximately 75.7% of fixed maturities were held in available-for-sale and 24.3% in held-to-maturity based upon fair value at December 31, 2012.  At December 31, 2012 and 2011, we had no investments in derivative instruments, subprime loans or CDOs (collateralized debt obligations).

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 5.6% of our total investments at December 31, 2012, with 95.7% invested in diversified equity and bond mutual funds.

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

None.

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

(b) Management Report on Internal Control over Financial Reporting

Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Management assessed internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting.  The report is included in item 9A(d) of this annual report.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

(c) Change in Internal Control over Financial Reporting

During 2012, there have been no changes in the Company's internal controls over financial reporting that materially affect or are reasonably likely to affect the Company's internal controls over financial reporting.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

(d) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Citizens, Inc.:

We have audited Citizens, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citizens, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Citizens, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Citizens, Inc. and subsidiaries and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas
March 11, 2013

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 9B.   OTHER INFORMATION

On March 11, 2013, the Company issued a news release (the "Release") reporting, among other things, results for its fourth quarter 2012 earnings.  A copy of the Release is furnished as Exhibit 99.1 to this Annual Report on Form 10-K.  Citizens also announced that is would hold a conference call to discuss its financial results at 10:00 a.m. Central Standard Time on Tuesday, March 12, 2013.

PART III

Items 10, 11, 12, 13 and 14 of this Report incorporate by reference the information in our definitive proxy material under the headings "Election of Directors and Executive Officers," "Executive Officer and Director Compensation," "Stock and Principal Stockholders," "Control of the Company," and "Principal Accounting Fees and Services," to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Citizens, Inc.:

We have audited the accompanying consolidated statements of financial position of Citizens, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audit also included the financial statement schedules II, III, and IV under Item 15 of the Index. These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in connection with implementing new accounting standards, the Company retrospectively changed its method of accounting for costs associated with issuing or renewing insurance contracts.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas
March 11, 2013

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position December 31, (In thousands)

Assets	2012	2011
Investments:		(As adjusted)
Fixed maturities available-for-sale, at fair value (cost: $559,736 and $484,809 in 2012 and 2011, respectively)	$604,520	514,253
Fixed maturities held-to-maturity, at amortized cost (fair value: $193,739 and $230,093 in 2012 and 2011, respectively)	187,008	227,500
Equity securities available-for-sale, at fair value (cost: $52,744 and $45,599 in 2012 and 2011, respectively)	53,741	46,137
Mortgage loans on real estate	1,509	1,557
Policy loans	42,993	39,090
Real estate held for investment (less $1,287 and $1,149 accumulated depreciation in 2012 and 2011, respectively)	8,496	8,539
Other long-term investments	57	105
Short-term investments	2,340	2,048
Total investments	900,664	839,229
Cash and cash equivalents	56,299	33,255
Accrued investment income	10,304	7,787
Reinsurance recoverable	9,651	9,562
Deferred policy acquisition costs	135,569	124,542
Cost of customer relationships acquired	25,116	27,945
Goodwill	17,160	17,160
Other intangible assets	879	906
Federal income tax receivable	270	901
Property and equipment, net	7,383	7,860
Due premiums, net (less $1,345 and $1,698 allowance for doubtful accounts in 2012 and 2011, respectively)	10,527	9,169
Prepaid expenses	344	396
Other assets	782	800
Total assets	$1,174,948	1,079,512

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position December 31, (In thousands)

Liabilities and Stockholders' Equity	2012	2011
Liabilities:		(As adjusted)
Policy liabilities:
Future policy benefit reserves:
Life insurance	$762,319	697,502
Annuities	51,750	47,060
Accident and health	5,491	5,612
Dividend accumulations	11,962	10,601
Premiums paid in advance	27,455	25,291
Policy claims payable	11,015	10,020
Other policyholders' funds	9,440	8,760
Total policy liabilities	879,432	804,846
Commissions payable	2,606	2,851
Deferred federal income tax	17,301	13,940
Payable for securities in process of settlement	2,358	—
Warrants outstanding	—	451
Other liabilities	10,143	9,382
Total liabilities	911,840	831,470
Commitments and contingencies (Notes 5 and 8)
Stockholders' equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 and 52,089,189 shares issued and outstanding 2012 and 2011, including shares in treasury of 3,135,738 in 2012 and 2011	259,383	258,548
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2012 and 2011	3,184	3,184
Accumulated deficit	(17,335)	(21,851)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	28,887	19,172
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	263,108	248,042
Total liabilities and stockholders' equity	$1,174,948	1,079,512

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Comprehensive Income For the Years ended December 31, (In thousands, except share amounts)

	2012		2011		2010
Revenues:			(As adjusted)		(As adjusted)
Premiums:
Life insurance		$163,170		154,778		145,665
Accident and health insurance		1,635		1,561		1,577
Property insurance		5,068		5,056		4,810
Net investment income		31,725		30,099		29,220
Realized investment gains, net		196		765		8,012
Decrease in fair value of warrants		451		1,136		232
Other income		514		761		808
Total revenues		202,759		194,156		190,324
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		64,656		60,056		61,038
Increase in future policy benefit reserves		66,676		58,264		46,420
Policyholders' dividends		9,091		8,072		7,485
Total insurance benefits paid or provided		140,423		126,392		114,943
Commissions		39,398		38,374		36,585
Other general expenses		25,664		26,040		26,228
Capitalization of deferred policy acquisition costs		(29,074)		(27,826)		(26,172)
Amortization of deferred policy acquisition costs		17,845		16,848		17,293
Amortization of cost of customer relationships acquired		2,467		2,998		3,058
Total benefits and expenses		196,723		182,826		171,935
Income before federal income tax expense		6,036		11,330		18,389
Federal income tax expense		1,507		2,848		3,685
Net income		4,529		8,482		14,704
Per Share Amounts:
Basic and diluted earnings per share of Class A common stock	$0.09		0.17		0.30
Basic and diluted earnings per share of Class B common stock	0.05		0.09		0.15
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period		15,130		29,589		4,846
Reclassification adjustment for gains included in net income		105		(1,277)		(8,067)
Unrealized gains (losses) on available-for-sale securities, net		15,235		28,312		(3,221)
Income tax expense on unrealized gains on available-for-sale securities		5,520		10,479		731
Other comprehensive income (loss)		9,715		17,833		(3,952)
Comprehensive income		$14,244		26,315		10,752

See accompanying notes to consolidated financial statements

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2012, 2011, 2010
(In thousands)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stockholders' equity
	Class A	Class B
Balance at December 31, 2009	$256,703	3,184	(38,092)	5,291	(11,011)	216,075
Cumulative effect of change in accounting for deferred acquisition costs	—	—	(6,943)	—	—	(6,943)
Balance at January 1, 2010, as adjusted	256,703	3,184	(45,035)	5,291	(11,011)	209,132
Comprehensive income:
Net income	—	—	14,704	—	—	14,704
Unrealized investment losses, net	—	—	—	(3,952)	—	(3,952)
Total comprehensive income	—	—	14,704	(3,952)	—	10,752
Balance at December 31, 2010, as adjusted	256,703	3,184	(30,331)	1,339	(11,011)	219,884
Comprehensive income:
Net income	—	—	8,482	—	—	8,482
Unrealized investment gains, net	—	—	—	17,833	—	17,833
Total comprehensive income	—	—	8,482	17,833	—	26,315
Warrants Exercised	1,845	—	(2)	—	—	1,843
Balance at December 31, 2011, as adjusted	258,548	3,184	(21,851)	19,172	(11,011)	248,042
Comprehensive income:
Net income	—	—	4,529	—	—	4,529
Unrealized investment gains, net	—	—	—	9,715	—	9,715
Total comprehensive income	—	—	4,529	9,715	—	14,244
Warrants exercised	835	—	(13)	—	—	822
Balance at December 31, 2012	$259,383	3,184	(17,335)	28,887	(11,011)	263,108

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders' Equity, Continued

For the Years Ended December 31, 2012, 2011, 2010
(In thousands)

A summary of the number of shares of common stock of Class A, Class B and treasury stock issued is as follows:

	Common Stock		Treasury
	Class A	Class B	Stock
Balance at January 1, 2010	51,822	1,002	(3,136)
Total stock issued in 2010	—	—	—
Balance at December 31, 2010	51,822	1,002	(3,136)
Warrants exercised	267	—	—
Balance at December 31, 2011	52,089	1,002	(3,136)
Warrants exercised	127	—	—
Balance at December 31, 2012	52,216	1,002	(3,136)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows For the Years Ended December 31 (In thousands)

	2012	2011	2010
Cash flows from operating activities:		(As adjusted)
Net income	$4,529	8,482	14,704
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments and other assets	(196)	(765)	(8,012)
Net deferred policy acquisition costs	(11,229)	(10,978)	(8,879)
Amortization of cost of customer relationships acquired	2,467	2,998	3,058
Decrease in fair value of warrants	(451)	(1,136)	(232)
Depreciation	1,233	1,057	1,048
Amortization of premiums and discounts on investments	6,082	4,207	4,381
Deferred federal income tax expense (benefit)	(2,159)	(1,776)	193
Change in:
Accrued investment income	(2,517)	(354)	22
Reinsurance recoverable	(89)	167	1,858
Due premiums	(1,358)	(632)	423
Future policy benefit reserves	66,394	57,999	45,896
Other policyholders' liabilities	5,200	2,761	7,583
Federal income tax receivable	631	1,013	2,109
Commissions payable and other liabilities	516	1,408	(3,594)
Other, net	217	(170)	(19)
Net cash provided by operating activities	69,270	64,281	60,539
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	576	—	8,029
Maturities and calls of fixed maturities, available-for-sale	156,863	199,730	189,826
Maturities and calls of fixed maturities, held-to-maturity	169,880	83,611	197,600
Purchase of fixed maturities, available-for-sale	(220,401)	(110,356)	(396,188)
Purchase of fixed maturities, held-to-maturity	(145,770)	(230,985)	(71,452)
Sale of equity securities, available-for-sale	2,855	7,504	22,822
Calls of equity securities, available-for-sale	920	682	243
Purchase of equity securities, available-for-sale	(10,000)	(32,504)	(9,668)
Principal payments on mortgage loans	48	48	45
Increase in policy loans, net	(3,903)	(3,480)	(3,489)
Sale of other long-term investments	5	5	—
Purchase of other long-term investments	(116)	(33)	(302)
Purchase of property and equipment	(619)	(1,800)	(2,064)
Sale of property and equipment	—	2	46
Maturity of short-term investments	2,000	—	2,500
Purchase of short-term investments	(2,378)	(2,048)	—
Proceeds from assumption reinsurance agreement	—	4,550	—
Net cash used in investing activities	(50,040)	(85,074)	(62,052)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows For the Years Ended December 31 (In thousands)

	2012	2011	2010
		(As adjusted)
Cash flows from financing activities:
Warrants exercised	$822	1,843	—
Annuity deposits	7,030	6,380	5,775
Annuity withdrawals	(4,038)	(3,898)	(3,164)
Net cash provided by financing activities	3,814	4,325	2,611
Net increase (decrease) in cash and cash equivalents	23,044	(16,468)	1,098
Cash and cash equivalents at beginning of year	33,255	49,723	48,625
Cash and cash equivalents at end of year	$56,299	33,255	49,723
Supplemental Disclosure of Operating Activities:
Cash paid during the year for income taxes	$3,036	3,612	1,382

See accompanying notes to consolidated financial statements.

Supplemental Disclosure of Non-Cash Investing Activities:

In 2011, the Company sold a parcel of real estate and issued a mortgage loan for $116,000.

In 2010, the Company sold a parcel of real estate and issued a mortgage loan for $102,000.  This same loan was foreclosed on and the real estate was transferred to the other long-term investments category in the amount of $101,000.

Supplemental Disclosures of Non-Cash Financing Activities:

In 2012, the Company made a cashless exercise of expiring warrants and issued Class A common shares totaling 13,606.

In 2011, the Company made a cashless exercise of expiring warrants and issued Class A common shares totaling 1,989.

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

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), Citizens National Life Insurance Company ("CNLIC"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Computing Technology, Inc. ("CTI"), and Insurance Investors, Inc. ("III").  All significant inter-company accounts and transactions have been eliminated.  Citizens and its wholly-owned subsidiaries are collectively referred to as "the Company, "we," or "our."

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

The Company had cash equivalents and fixed maturities with an aggregate fair value of $10.2 million and $10.5 million at December 31, 2012 and 2011, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.

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

Deferred Policy Acquisition Costs and Cost of Customer Relationships Acquired

Acquisition costs, consisting of commissions and policy issuance, underwriting and agent convention expenses that are primarily related to and vary with the successful production of new and renewal business, have been deferred.  These deferred amounts, referred to as deferred policy acquisition costs ("DAC"), are recorded as an asset on the balance sheet and amortized to income in a systematic manner, based on related contract revenues or gross profits as appropriate.

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less the benefit and expense portion of premium) for the next 30 years.  The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions.  Management believes that our deferred policy acquisition costs and related amortization for the years ended December 31, 2012, 2011 and 2010 limits the amount of deferred costs to its estimated realizable value.  This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.

The components of deferred acquisition costs from year to year are summarized as follows:

	For the Years Ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
	(In thousands)
Balance at beginning of period	$124,542	113,761	104,888
Capitalized	29,074	27,826	26,172
Amortized	(17,845)	(16,848)	(17,293)
Effects of unrealized gains (losses)	(202)	(197)	(6)
Balance at end of period	$135,569	124,542	113,761

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

A recoverability test that considers, among other things, actual experience and projected future experience is   performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less the benefit and expense portion of premium) for the next thirty years.  The CCRA is then evaluated utilizing reasonable assumptions.  Management believes that our CCRA and related amortization is recoverable for the years ended December 31, 2012, 2011 and 2010.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Cost of customer relationships acquired relative to purchased blocks of insurance is summarized as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of period	$27,945	31,631	34,728
Acquisitions	—	—	—
Amortization	(2,467)	(2,998)	(3,058)
Adjustment		—	—
Change in effects of unrealized (gains) losses on CCRA	(362)	(688)	(39)
Balance at end of period	$25,116	27,945	31,631

Estimated amortization of cost of customer relationship acquired in each of the next five years and thereafter is as follows.  Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

Amount
(In thousands)
Year:
2013	$2,112
2014	1,933
2015	1,772
2016	1,658
2017	1,535
Thereafter	17,172
26,182
Effects of unrealized (gains) losses on CCRA	(1,066)
Total	$25,116

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

As of December 31, 2012, the Company had goodwill of $12.6 million allocated to the Life Insurance segment and $4.5 million allocated to the Home Service Insurance segment.  The Company completes its annual goodwill assessment for the individual reporting units within the Life Insurance segment and Home Service Insurance segment as of December 31 each year.  There was no impairment of goodwill in 2012, 2011 or 2010.

Goodwill is summarized as follows:

Net Amount
(In thousands)
Balance at January 1, 2010	17,160
Acquisition	—
Adjustments	—
Balance at December 31, 2010, 2011 and 2012	17,160

Participating Policies

At December 31, 2012 and 2011, participating business approximated 60.8% and 59.2%, respectively, of direct life insurance in force.

Future policy benefits on participating policies are estimated based on net level premium reserves for death and endowment policy benefits ranging from 3% to 8%, and the cash surrender values described in such contracts.  The scaling rate used for the 2012 portfolio ranged between 3.2% up to 4.0% over 3 years and then going up to 5% at 15 years and remaining there for the duration.  Earnings and dividends on participating policies are allocated based on policies in force.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

During 2011, the warrants associated with the Series A-1 Preferred Stock were either exercised or expired on July 12, 2011.  Shares issued from the exercise of warrants totaled 255,216, and 1,989 common Class A shares were issued under a cashless provision in the Preferred Stock contract.  Additionally, 9,487 shares were issued from the exercise of warrants at various dates in 2011. During 2012, the warrants associated with the Series A-2 Preferred Stock were either exercised or expired. Shares issued from the exercise of warrants totaled 113,057 and 13,606 common Class A shares were issued under a cashless provision in the Preferred Stock contract.

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$4,529	8,482	14,704
Net income allocated to Class A common stock	$4,483	8,397	14,546
Net income allocated to Class B common stock	46	85	158
Net income	$4,529	8,482	14,704
Denominator:
Weighted average shares of Class A outstanding - basic	49,005	48,809	48,687
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002	1,002
Total weighted average shares outstanding - basic	50,007	49,811	49,689
Basic and diluted earnings per share of Class A common stock	$0.09	0.17	0.30
Basic and diluted earnings per share of Class B common stock	0.05	0.09	0.15

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

The following is a summary of property and equipment.

	For the Years Ended December 31,
	2012	2011
	(In thousands)
Property and equipment:
Home office, land and buildings	$9,511	9,309
Furniture and equipment	2,464	2,464
Electronic data processing equipment	4,083	3,726
Automobiles and marine assets	382	382
Airplane	3,282	3,282
Total property and equipment	19,722	19,163
Accumulated depreciation	(12,339)	(11,303)
Balance at end of period	$7,383	7,860

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Commissions Payable

The Company recorded a reduction of approximately $0.4 million in commission expense for the year ended 2012 due to balances that were held pending validation that are no longer considered payable.

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

Reserving assumptions are reviewed to ensure our original assumptions at the time of policy issuance that related to interest, mortality, withdrawals, and settlement expenses are based upon management’s best judgment.  In 2012 and 2011, the Company revised assumptions used in the development of reserve and DAC balances to reflect the assumed decline in the long-term investment rate.  The adjustment resulted in an increase to reserves of approximately $0.2 million and $0.8 million and a decrease in the DAC asset of approximately $0.1 million and $1.4 million, respectively.

Reclassifications

Certain amounts presented in prior years have been reclassified to conform to the current presentation.  No individual amounts were material.

Accounting Pronouncements

Accounting Standards Recently Adopted

In June 2011, the FASB amended ASU No. 2011-05 on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial statements.

Effective January 1, 2012, the Company retrospectively adopted the Financial Accounting Standards Board’s ("FASB") guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The guidance specified that the costs must be based on successful efforts.  The guidance also specifies that advertising costs should be included as deferred acquisition costs only when the direct-response advertising accounting criteria are met.  The retrospective effect of the change in our deferred acquisition costs decreased stockholders’ equity balance as of January 1, 2010 by $6.9 million.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table provides the balance sheet and income statement accounts that were impacted by the change in accounting principle.

	As Previously Reported	Impact of Change in Accounting Principle	As Adjusted
	(In thousands, except per share data)
Balance Sheet Accounts:
As of December 31, 2011:
Deferred acquisition costs	$136,300	(11,758)	124,542
Deferred federal income taxes	18,055	(4,115)	13,940
Accumulated deficit	(14,208)	(7,643)	(21,851)
Statement of Operations:
Twelve months ended December 31, 2011:
Capitalization of deferred policy acquisition costs	$(29,433)	1,607	(27,826)
Amortization of deferred policy acquisition costs	18,620	(1,772)	16,848
Federal income tax expense	2,790	58	2,848
Net income	8,375	107	8,482
Per share of Class A common stock:
Basic earnings per share	$0.17	—	0.17
Diluted earnings per share	$0.17	—	0.17
Twelve months ended December 31, 2010:
Capitalization of deferred policy acquisition costs	$(27,960)	1,788	(26,172)
Amortization of deferred policy acquisition costs	17,840	(547)	17,293
Federal income tax expense	4,119	(434)	3,685
Net income	15,511	(807)	14,704
Per share of Class A common stock:
Basic earnings per share	$0.32	(0.02)	0.30
Diluted earnings per share	$0.32	(0.02)	0.30

Accounting Standards Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires enhanced reporting of such amounts either on the face of the financial statements or in the notes to the financial statements.  Under ASU 2013-02, the type of reclassification out of AOCI, as defined under current GAAP, will dictate whether the disclosure must provide the effect of the reclassification on the respective financial statement line items or whether cross-referencing to other disclosures that provide additional detail about the reclassification will be required.  The amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012.  We will adopt the requirements of ASU 2013-02 beginning with our financial statements for the quarterly period ending March 31, 2013, and will include the enhanced disclosures in the notes to our consolidated financial statements.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

2011-04 is effective for annual periods beginning after December 15, 2011, and did not have any impact on the Company’s financial statements.

Health Care Reform

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

Note 2: Investments

The Company invests primarily in fixed maturity securities, which totaled 82.7% of total investments and cash and cash equivalents at December 31, 2012.  Holdings in high quality fixed maturity securities rated A or higher by Standard & Poor's, Inc. totaled 80.4% of investment holdings in this category, reflecting the conservative investment philosophy of the Company.

	December 31, 2012		December 31, 2011
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$791,528	82.7	$741,753	85.0
Equity securities	53,741	5.6	46,137	5.3
Mortgage loans	1,509	0.2	1,557	0.2
Policy loans	42,993	4.5	39,090	4.5
Real estate and other long-term investments	8,553	0.9	8,644	1.0
Short-term investments	2,340	0.2	2,048	0.2
Cash and cash equivalents	56,299	5.9	33,255	3.8
Total cash, cash equivalents and investments	$956,963	100.0	$872,484	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The cost, gross unrealized gains and losses and fair value of investments in fixed maturities and equity securities, as of December 31, 2012 and 2011, are as follows.

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$10,170	3,773	—	13,943
U.S. Government-sponsored enterprises	81,788	3,815	22	85,581
States and political subdivisions	265,812	17,227	777	282,262
Foreign governments	105	36	—	141
Corporate	195,755	20,536	286	216,005
Commercial mortgage-backed	481	17	2	496
Residential mortgage-backed	5,625	469	2	6,092
Total available-for-sale securities	559,736	45,873	1,089	604,520
Held-to-maturity securities:
U.S. Government-sponsored enterprises	28,632	514	—	29,146
States and political subdivisions	125,634	5,435	378	130,691
Corporate	32,742	1,160	—	33,902
Total held-to-maturity securities	187,008	7,109	378	193,739
Total fixed maturity securities	$746,744	52,982	1,467	798,259
Equity securities:
Stock mutual funds	$10,463	250	28	10,685
Bond mutual funds	41,504	541	129	41,916
Common stock	17	—	2	15
Preferred stock	760	365	—	1,125
Total equity securities	$52,744	1,156	159	53,741

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$10,228	3,730	—	13,958
U.S. Government-sponsored enterprises	143,684	3,198	65	146,817
States and political subdivisions	151,058	10,275	1,391	159,942
Foreign governments	105	37	—	142
Corporate	171,462	14,576	1,493	184,545
Commercial mortgage-backed	736	23	—	759
Residential mortgage-backed	7,536	562	8	8,090
Total available-for-sale securities	484,809	32,401	2,957	514,253
Held-to-maturity securities:
U.S. Government-sponsored enterprises	160,411	742	12	161,141
States and political subdivisions	56,260	1,941	84	58,117
Corporate	10,829	49	43	10,835
Total held-to-maturity securities	227,500	2,732	139	230,093
Total fixed maturity securities	$712,309	35,133	3,096	744,346
Equity securities:
Stock mutual funds	$12,686	415	376	12,725
Bond mutual funds	31,504	27	117	31,414
Common stock	17	7	—	24
Preferred stock	1,392	582	—	1,974
Total equity securities	$45,599	1,031	493	46,137

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

For investments of available-for-sale fixed maturities that have unrealized losses as of December 31, 2012, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows.

	December 31, 2012
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
U.S. Government-sponsored enterprises	$10,603	22	9	—	—	—	10,603	22	9
States and political subdivisions	54,115	443	61	5,099	334	2	59,214	777	63
Corporate	22,316	286	16	—	—	—	22,316	286	16
Commercial mortgage-backed	94	2	1	—	—	—	94	2	1
Residential mortgage-backed	—	—	—	52	2	1	52	2	1
Total available-for-sale securities	87,128	753	87	5,151	336	3	92,279	1,089	90
Held-to-maturity securities:
States and political subdivisions	40,611	378	32	—	—	—	40,611	378	32
Total held-to-maturity securities	40,611	378	32	—	—	—	40,611	378	32
Total fixed maturities	$127,739	1,131	119	5,151	336	3	132,890	1,467	122
Equity securities:
Stock mutual funds	$—	—	—	972	28	1	972	28	1
Bond mutual funds	3,335	88	1	2,959	41	2	6,294	129	3
Common stocks	15	2	1	—	—	—	15	2	1
Total equities	$3,350	90	2	3,931	69	3	7,281	159	5

As of December 31, 2012, there are 3 equity securities that had unrealized losses for greater than 12 months.

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

We monitor all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. Our impairment review, in accordance with current guidance, is performed by the Company at each reporting date and management uses its best judgment to decide if impairment is other-than-temporary.  We determine other-than-temporary impairment by reviewing relevant evidence related to the specific security issuer, as well as our intent to sell the security or whether we more likely than not will be required to sell the security before its anticipated recovery.  All securities with a market price below par were segregated and reviewed as of December 31, 2012 based upon the items above for impairment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

For investments of available-for-sale fixed maturities and equity securities that have unrealized losses as of December 31, 2011, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The amortized cost and fair value of fixed maturities at December 31, 2012 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$15,092	15,159
Due after one year through five years	79,760	85,074
Due after five years through ten years	112,719	120,013
Due after ten years	346,059	377,686
Securities not due at a single maturity date	6,106	6,588
Total available-for-sale securities	559,736	604,520
Held-to-maturity securities:
Due in one year or less	9,998	10,018
Due after one year through five years	35,397	35,766
Due after five years through ten years	47,093	50,225
Due after ten years	94,520	97,730
Total held-to-maturity securities	187,008	193,739
Total fixed maturities	$746,744	798,259

The securities not due at a single maturity date include mortgage-backed obligations of U.S. Government-sponsored enterprises and corporate securities.

The Company had no investments in any one entity, excluding U.S. Government agencies, which exceeded 10% of stockholders' equity at December 31, 2012.  In addition, there were no investments that were non-income producing for the year ended December 31, 2012.

Major categories of net investment income are summarized as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Investment income on:
Fixed maturities	$27,470	26,606	26,829
Equity securities	2,158	1,534	713
Mortgage loans on real estate	104	99	101
Policy loans	3,332	3,024	2,704
Long-term investments	234	225	246
Other	99	122	207
Total investment income	33,397	31,610	30,800
Investment expenses	(1,672)	(1,511)	(1,580)
Net investment income	$31,725	30,099	29,220

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Proceeds and gross realized gains and losses from sales of fixed maturities available-for-sale for 2012, 2011 and 2010 are summarized as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Proceeds	$576	—	8,029
Gross realized gains	$54	—	912
Gross realized losses	$3	—	25

Certain securities were sold during 2012 from a tax planning perspective and due to statutory reporting considerations related to non-rated securities. In 2010, the Company sold available-for-sale bonds to capture realized gains and reinvest in higher yielding securities of the same quality based upon market changes.

There were no securities sold from the held-to-maturity portfolio in 2012, 2011 or 2010.

Proceeds and gross realized gains and losses from sales of equity securities for 2012, 2011 and 2010 are summarized as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Proceeds	$2,855	7,504	22,822
Gross realized gains	$632	1,259	7,254
Gross realized losses	$—	—	11

In 2012, 2011 and 2010, the Company sold holdings of equity mutual funds that were previously impaired, generating realized capital gains for financial reporting purposes of $0.6 million, $1.3 million and $6.4 million, respectively, but realized losses for tax purposes.  The tax losses offset current year tax gains and were carried back to recover taxes paid on gains in prior years.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Realized investment gains (losses) are as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Realized investment gains (losses):
Sales, calls and maturities:
Fixed maturities	$824	119	753
Equity securities	636	1,259	7,343
Property and equipment	—	2	(8)
Other long-term investments	55	16	(49)
Net realized gains	1,515	1,396	8,039
Other-than-temporary impairments ("OTTI")
Fixed maturities	(1,319)	(70)	(27)
Other long-term investments	—	(561)	—
Realized loss on OTTI	(1,319)	(631)	(27)
Net realized investment gains	$196	765	8,012

We recorded an OTTI write-down in 2012 of $1,319,000 related to one coal powered energy issuer debt security holding which has a maturity date in 2017.  We also recorded impairments in 2011 of $70,000 related to a bond issuer that declared bankruptcy in 2011 and $561,000 related to an investment property that was acquired as part of the Ozark acquisition in 2009.  A current appraisal reflected a declining value of this Arkansas office building from the fair value at acquisition.

The Company had realized gains of $246,000 from calls of held-to-maturity fixed maturities in 2012.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2012
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$13,943	85,581	—	99,524
States and political subdivisions	—	282,262	—	282,262
Corporate	—	216,005	—	216,005
Commercial mortgage-backed	—	109	387	496
Residential mortgage-backed	—	6,092	—	6,092
Foreign governments	—	141	—	141
Total fixed maturities	13,943	590,190	387	604,520
Equity securities:
Stock mutual funds	10,685	—	—	10,685
Bond mutual funds	41,916	—	—	41,916
Common stock	15	—	—	15
Preferred stock	1,125	—	—	1,125
Total equity securities	53,741	—	—	53,741
Total financial assets	$67,684	590,190	387	658,261

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2011
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$13,958	146,817	—	160,775
States and political subdivisions	—	159,942	—	159,942
Corporate	—	184,545	—	184,545
Commercial mortgage-backed	—	300	459	759
Residential mortgage-backed	—	8,090	—	8,090
Foreign governments	—	142	—	142
Total fixed maturities	13,958	499,836	459	514,253
Equity securities:
Stock mutual funds	12,725	—	—	12,725
Bond mutual funds	31,414	—	—	31,414
Common stock	24	—	—	24
Preferred stock	1,974	—	—	1,974
Total equity securities	46,137	—	—	46,137
Total financial assets	$60,095	499,836	459	560,390
Financial liabilities:
Warrants outstanding	$—	451	—	451

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At December 31, 2012, the fixed maturities, valued using a third-party pricing source, totaled $590.2 million for Level 2 assets and comprised 89.7% of total reported fair value.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding.  The Level 1 and Level 2 valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models, other third party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third party pricing models and review model parameters for reasonableness.  For the period ended December 31, 2012, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

	December 31,
	2012	2011
	(In thousands)
Beginning Balance at January 1,	$459	519
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	(6)	6
Principal paydowns	(66)	(66)
Transfer in and (out) of Level 3	—	—
Ending Balance at December 31,	$387	459

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

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$187,008	193,739	227,500	230,093
Mortgage loans	1,509	1,503	1,557	1,428
Policy loans	42,993	42,993	39,090	39,090
Short-term investments	2,340	2,340	2,048	2,048
Cash and cash equivalents	56,299	56,299	33,255	33,255
Financial liabilities:
Annuities	$51,750	54,981	47,060	43,402

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential properties and commercial properties.  Weighted average interest rates for these loans were approximately 6.6% and 6.6% per year, as of December 31, 2012 and 2011, respectively, with maturities ranging from P2Y to P29Y years.  Management estimated the fair value using an annual interest rate of 6.25% at December 31, 2012 and 2011. Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans have a weighted average annual interest rate of 7.7% as of December 31, 2012 and 2011, respectively, and have no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

the consolidated balance sheet.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies that we have in force and cannot be valued separately and are not marketable. Therefore, the fair value approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature. Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at December 31, 2012 using discounted cash flows based upon a swap rate curve with interest rates ranging from 0.1% to 3.8% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

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

The following table presents information on changes in the liability for life, accident and health and property policy and contract claims for the years ended December 31, 2012, 2011 and 2010.

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Policy claims payable at January 1	$10,020	10,540	10,222
Less: reinsurance recoverable	1,171	1,188	2,455
Net balance at January 1	8,849	9,352	7,767
Add claims incurred, related to:
Current year	26,094	24,996	26,043
Prior years	(687)	(1,565)	(1,187)
	25,407	23,431	24,856
Deduct claims paid, related to:
Current year	18,302	18,004	18,072
Prior years	6,127	5,930	5,199
	24,429	23,934	23,271
Net balance December 31	9,827	8,849	9,352
Plus: reinsurance recoverable	1,188	1,171	1,188
Policy claims payable, December 31	$11,015	10,020	10,540

The Company experienced favorable development of $0.7 million in 2012, primarily related to SPLIC.  We have performed a review and have refined our incurred but not reported calculation in 2011 and 2012.  This method is anticipated to provide us with a more refined view of the claims development process.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The favorable development in 2011 of $1,600,000 was primarily related the release of higher claim reserves in SPLIC due to longer claim reporting lags following Hurricane’s Katrina and Rita and the relocation of insured lives.  The claims related to these events have stabilized and the higher claim reserves are no longer deemed necessary.

Note 5: Reinsurance

In the normal course of business, the Company reinsures portions of certain policies that we underwrite to limit disproportionate risks.  During 2012 and 2011, we retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life.  The Company also reinsures 100% of our accidental death benefit rider coverage.  Catastrophe reinsurance is in place for our property policies.  In 2012 and 2011, this reinsurance provided $10,000,000 of coverage above a $500,000 deductible.  Our health insurance policies are substantially all reinsured on a 100% coinsurance basis.  We remain contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  We obtain reinsurance from multiple reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. The ratings by A.M. Best Company range from B+ (Good) to A+ (Superior).  To protect our position, we have established and funded a trust to cover the contingent liabilities related to accident and health reinsurance ceded to Puritan Life Insurance Company of America, which represents $4.9 million of the $9.7 million of reinsurance recoverable at December 31, 2012.

Assumed and ceded life reinsurance activity as of December 31, 2012 and 2011 is summarized as follows:

	At December 31,
	2012	2011
	(In thousands)
Aggregate assumed life insurance in force	$801,261	1,147,222
Aggregate ceded life insurance in force	$(466,898)	(462,220)
Net life insurance in force	$4,976,157	5,244,200

The Company's reinsurance recoveries on ceded reinsurance were $9.7 million in 2012 and $9.6 million in 2011.  Premiums, claims and surrenders assumed and ceded for all lines of business for these years are summarized as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Premiums from short-duration contracts:
Direct	$7,274	7,227	6,994
Assumed	—	—	—
Ceded	(1,034)	(1,128)	(1,131)
Net premiums earned	6,240	6,099	5,863
Premiums from long-duration contracts:
Direct	168,272	159,860	152,125
Assumed	1,275	1,874	1,553
Ceded	(5,914)	(6,438)	(7,489)
Net premiums earned	163,633	155,296	146,189
Total premiums earned	$169,873	161,395	152,052
Claims and surrenders assumed	$1,313	1,865	1,549
Claims and surrenders ceded	$(5,486)	(3,204)	(5,341)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

SPFIC has catastrophe reinsurance that covers the first event in excess of a $500,000 deductible up to $10.0 million.  In consideration for a reinstatement premium, second event coverage is provided in excess of a $500,000 deductible up to $10.0 million.  The annual premium was approximately $1.0 million in 2012, and $1.1 million in 2011 and 2010.

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

	For the Years Ended December 31,
	2012	2011
Combined Statutory Stockholders' Equity	(In thousands)
	(Unaudited)
Life insurance operations	$109,055	114,314
Property insurance operations	5,137	5,113
Total statutory equity	$114,192	119,427

	For the Years Ended December 31,
	2012	2011	2010
Combined Statutory Net Income	(In thousands)
	(Unaudited)
Life insurance operations	$4,055	6,943	15,563
Property insurance operations	28	469	(7)
Total statutory net income	$4,083	7,412	15,556

Generally, the net assets of the insurance subsidiaries available for transfer to their immediate parent are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities.  Under these practices, total surplus at December 31, 2012 was $50.7 million and net gain from operations was $2.9 million for CICA.  Based upon statutory net gain from operations and surplus of CICA as of and for the year ended December 31, 2012, a dividend of approximately $5.1 million could be paid to the Company without prior regulatory approval in 2013.  Payments of dividends in excess of such amounts would generally require approval by regulatory authorities.

CICA, CNLIC, SPLIC and SPFIC have calculated their risk based capital ("RBC") in accordance with the National Association of Insurance Commissioners' Model Rule and the RBC rules as adopted by their respective states of domicile.   All insurance subsidiaries exceeded RBC minimum levels at December 31, 2012.

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

All outstanding warrants were exercised in 2011 and 2012 and none were remaining as of December 31, 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The fair value of the warrants was calculated using the Black-Scholes option pricing model and was classified as a liability on the balance sheet in the amount of $0.5 million at December 31, 2011.  The change in fair value of warrants was reported as a component of revenue in the income statement.  The change in fair value of warrants for the year ended December 31, 2012, 2011 and 2010 caused an increase in revenues of $0.5 million $1.1 million and $0.2 million, respectively.

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

The District Court has issued a case management order requiring the State to produce specific detail by property supporting its breach of contract allegations. Additionally, the case management order requires the State to deliver a settlement proposal to SPFIC and the other defendant insurance companies. Since, there are many potential individual claims at issue in this matter, each will require individual analysis and a number of which may be subject to individual defenses, including release, accord and satisfaction, prescription, waiver, and estoppel.  There has been no discovery in connection with this matter.  SPFIC believes its claims practices in connection with Katrina homeowners claims were sound and in accordance with industry standards and state law.  There remain significant questions of Louisiana law that have yet to be decided. SPFIC intends to vigorously defend all claims asserted in any remaining proceedings. Therefore, in SPFIC's judgment given the issues discussed above, an estimate of probable loss cannot be made at this time.
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

We have the following lease commitments as of December 31, 2012 with the payments due by the periods indicated below.

Lease Commitments
(In thousands)
Less than 1 year	$378
1 year to 3 years	392
3 years to 5 years	40
More than 5 years	—
Total	$810

Operating lease expense was $0.6 million for the year ended December 31, 2012, and $0.5 million for the same periods ended 2011 and 2010.

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

The Company has no reportable differences between segments and consolidated operations.

	December 31, 2012
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$126,032	43,841	—	169,873
Net investment income	17,828	12,724	1,173	31,725
Realized investment gains (losses), net	512	(343)	27	196
Decrease in fair value of warrants	—	—	451	451
Other income	319	80	115	514
Total revenue	144,691	56,302	1,766	202,759
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	43,537	21,119	—	64,656
Increase in future policy benefit reserves	63,481	3,195	—	66,676
Policyholders' dividends	8,846	245	—	9,091
Total insurance benefits paid or provided	115,864	24,559	—	140,423
Commissions	24,895	14,503	—	39,398
Other general expenses	10,961	12,089	2,614	25,664
Capitalization of deferred policy acquisition costs	(23,371)	(5,703)	—	(29,074)
Amortization of deferred policy acquisition costs	15,077	2,768	—	17,845
Amortization of cost of customer relationships acquired	746	1,721	—	2,467
Total benefits and expenses	144,172	49,937	2,614	196,723
Income (loss) before income tax expense	$519	6,365	(848)	6,036

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2011
	(As adjusted)
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$118,205	43,190	—	161,395
Net investment income	16,401	12,861	837	30,099
Realized investment gains (losses), net	1,347	(601)	19	765
Decrease in fair value of warrants	—	—	1,136	1,136
Other income	526	112	123	761
Total revenue	136,479	55,562	2,115	194,156
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	40,525	19,531	—	60,056
Increase in future policy benefit reserves	54,310	3,954	—	58,264
Policyholders' dividends	8,004	68	—	8,072
Total insurance benefits paid or provided	102,839	23,553	—	126,392
Commissions	23,482	14,892	—	38,374
Other general expenses	11,418	12,186	2,436	26,040
Capitalization of deferred policy acquisition costs	(21,675)	(6,151)	—	(27,826)
Amortization of deferred policy acquisition costs	13,769	3,079	—	16,848
Amortization of cost of customer relationships acquired	921	2,077	—	2,998
Total benefits and expenses	130,754	49,636	2,436	182,826
Income (loss) before income tax expense	$5,725	5,926	(321)	11,330

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2010
	(As adjusted)
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$109,985	42,067	—	152,052
Net investment income	15,666	13,008	546	29,220
Realized investment gains, net	6,590	1,475	(53)	8,012
Decrease in fair value of warrants	—	—	232	232
Other income	650	82	76	808
Total revenue	132,891	56,632	801	190,324
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	41,040	19,998	—	61,038
Increase in future policy benefit reserves	42,619	3,801	—	46,420
Policyholders' dividends	7,414	71	—	7,485
Total insurance benefits paid or provided	91,073	23,870	—	114,943
Commissions	21,899	14,686	—	36,585
Other general expenses	10,546	13,879	1,803	26,228
Capitalization of deferred policy acquisition costs	(20,140)	(6,032)	—	(26,172)
Amortization of deferred policy acquisition costs	15,856	1,437	—	17,293
Amortization of cost of customer relationships acquired	1,105	1,953	—	3,058
Total benefits and expenses	120,339	49,793	1,803	171,935
Income before income tax expense	$12,552	6,839	(1,002)	18,389

The table below summarizes assets by segment.

	For the Years Ended December 31,
	2012	2011
		(As adjusted)
	(In thousands)
Assets:
Life Insurance	$717,967	644,645
Home Service Insurance	385,046	371,636
Other Non-Insurance Enterprises	71,935	63,231
Total assets	$1,174,948	1,079,512

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Major categories of earned premiums are summarized as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Premium income:
Ordinary life	$162,070	153,118	144,350
Group life	1,100	1,660	1,315
Accident and health	1,635	1,561	1,577
Property	5,068	5,056	4,810
Total premium income	$169,873	161,395	152,052

Geographic Information

The following table sets forth the Company's annual total of earned premiums from geographic area for the years indicated:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Area:
United States	$67,332	51,126	53,189
Venezuela	25,035	21,150	16,655
Colombia	23,010	21,765	21,377
Taiwan	14,879	14,196	14,270
Ecuador	14,064	13,481	12,278
Argentina	9,502	9,353	9,134
Other foreign countries	21,724	36,016	32,216
Net reinsurance	(5,673)	(5,692)	(7,067)
Total	$169,873	161,395	152,052

Note 10: Income Taxes

Our federal income tax expense was $1.5 million, $2.8 million and $3.7 million in 2012, 2011 and 2010,   respectively.  This represents effective tax rates of 25.0%, 25.1% and 20.0%, respectively. The Company previously had a valuation allowance related to OTTI writedowns on stocks and stock mutual funds in 2008. Due to the sale of these mutual funds in 2009 and 2010, the valuation allowance was released in its entirety in 2009 and 2010. Part of this valuation allowance was released to other comprehensive income ("OCI") in 2009 due to the increase in fair value of mutual funds and stocks still owned. As the stocks and mutual funds have been disposed of since 2009, this valuation allowance has been released as reductions of tax expense. During 2010, 2011 and 2012 $1.9 million, $570,000 and $188,000 has been released as a reduction of tax expense, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The table below summarizes the changes in the valuation allowance.

	Deferred Tax Liability	Other Comprehensive Income	Goodwill	Income Tax Expense (Benefit)
	(In thousands)
Balance at December 31, 2009	(2,462)	(2,701)	1,058	4,105
Release of valuation allowance in 2010	2,462	1,858	—	(4,320)
Balance at December 31, 2010	—	(843)	1,058	(215)
Release of valuation allowance in 2011	—	570	—	(570)
Balance at December 31, 2011	—	(273)	1,058	(785)
Release of valuation allowance in 2012	—	188	—	(188)
Balance at December 31, 2012	$—	(85)	1,058	(973)

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 35% in 2012, 2011 and 2010 to income (loss) before federal income tax expense is as follows:

	Years Ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
	(In thousands)
Expected tax expense	$2,113	3,966	6,436
Change in valuation allowance	—	—	(2,462)
Release of valuation allowance previously held in other comprehensive income	(188)	(570)	(1,858)
Taxable intercompany stock sales	182	405	1,369
Tax-exempt interest and dividends-received deduction	(364)	(251)	(203)
Change in fair value of options and warrants	(158)	(398)	(81)
Adjustment of prior year taxes	—	(280)	566
Effect of graduated rates	(100)	—	—
Other	22	(24)	(82)
Total income tax expense	$1,507	2,848	3,685

Income tax expense (benefit) consists of:

	Years Ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
	(In thousands)
Current	$3,666	4,624	3,492
Deferred	(2,159)	(1,776)	193
Total income tax expense	$1,507	2,848	3,685

Deferred tax expense is comprised of $1,971,000 deferred tax benefit and $188,000 tax benefit released from OCI.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The components of deferred federal income taxes are as follows:

	Years Ended December 31,
	2012	2011
		(As adjusted)
	(In thousands)
Deferred tax assets:
Future policy benefit reserves	$34,785	30,842
Net operating and capital loss carryforwards	3,098	3,751
Due and accrued dividends and expenses	1,324	1,274
Investments	308	433
State income tax credits	131	135
Other	542	190
Total gross deferred tax assets	40,188	36,625
Valuation allowance	—	—
Total gross deferred tax assets net of valuation allowance	40,188	36,625
Deferred tax liabilities:
Deferred policy acquisition costs, cost of customer relationships acquired and intangible assets	(40,844)	(39,279)
Unrealized gains on investments available-for-sale	(16,023)	(10,494)
Other	(622)	(792)
Total gross deferred tax liabilities	(57,489)	(50,565)
Net deferred tax liability	$(17,301)	(13,940)

A summary of the changes in the components of deferred federal and state income taxes is as follows:

	At December 31,
	2012	2011
		(As adjusted)
	(In thousands)
Deferred federal and state income taxes:
Balance January 1,	$(13,940)	(5,237)
Deferred tax benefit (expense)	1,971	1,206
Investments available-for-sale	(5,529)	(10,219)
Effects of unrealized gains on CCRA and DAC	197	310
Balance December 31,	$(17,301)	(13,940)

The Company and our subsidiaries had net operating losses at December 31, 2012 available to offset future taxable income of approximately $8,851,000, expiring at various times through 2029.  A portion of the net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code.  At December 31, 2012 and 2011, we determined that as a result of our historical income, projected future income, tax planning strategies, and the nature of the items from which the deferred tax assets are derived, other than assets for which OTTI was recorded, it was more likely than not that the deferred tax assets would be realized. The Company has sufficient unrealized gains in its available-for-sale portfolio so as not to need a valuation allowance for OTTI writedowns.

The Company and our subsidiaries had no capital loss carry-forwards at December 31, 2012.

At December 31, 2012, the Company had accumulated approximately $3,291,000 in our "policyholders' surplus account."  This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

laws, were accumulated.  No new additions are expected to be made to this account.  Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to shareholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction.  We do not anticipate any transactions that would cause any part of this amount to become taxable.  However, should the balance at December 31, 2012 become taxable, the tax computed at present rates would be approximately $1,152,000.

There are no uncertain tax positions for the year ended December 31, 2012; therefore, we did not accrue any interest or penalties related to these items.

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

The Company and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. states.  Most of our subsidiaries are not subject to examination by U.S. tax authorities for years prior to 2009.  Some of our subsidiaries have open tax years going back as far as 1996 due to net operating loss carry-forwards.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 11: Other Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 35% in 2012, 2011 and 2010, as indicated below.

	Amount	Tax Effect	Amount
	(In thousands)
Year ended December 31, 2012
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$15,694	(5,493)	10,201
Reclassification adjustment for (gains) losses included in net income	105	(36)	69
Effects on DAC and CCRA	(564)	197	(367)
Change in tax valuation allowance	—	(188)	(188)
Other comprehensive income	$15,235	(5,520)	9,715
Year ended December 31, 2011
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$30,474	(10,666)	19,808
Reclassification adjustment for (gains) losses included in net income	(1,277)	447	(830)
Effects on DAC and CCRA	(885)	310	(575)
Change in tax valuation allowance	—	(570)	(570)
Other comprehensive loss	$28,312	(10,479)	17,833
Year ended December 31, 2010
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$4,891	(1,712)	3,179
Reclassification adjustment for (gains) losses included in net income	(8,067)	2,824	(5,243)
Effects on DAC and CCRA	(45)	15	(30)
Change in tax valuation allowance	—	(1,858)	(1,858)
Other comprehensive income	$(3,221)	(731)	(3,952)

Note 12: Benefit Plans

The Company sponsors a defined contribution profit-sharing plan.  Employees with one year of service can participate.  Contributions are made at the discretion of the Board of Directors and are subject to a tiered vesting schedule.  Employer contributions to the plan were $0.8 million in 2012 and $1.0 million in 2011 and 2010.  The plan does not permit employee contributions.

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

Note 13: Related Party Transactions

The Company sponsors the Citizens, Inc. Stock Investment Plan (the "Plan"), which is administered by an independent third party.  The Plan is a means for new and existing investors in our Class A Common Stock to purchase and sell shares at market prices.  Each share purchased through the Plan is registered in the name of the investing shareholder.  The Company offers the Plan to our policyholders for automatic investment of policy benefits, including policyholder dividends and annual endowment benefits.  We do not have possession of, or control over, any amounts invested through the Plan.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Citizens, Inc. purchased Class A common shares during 2012 and 2011 that were held by subsidiaries at market value as of the transaction dates, which approximated $0.6 million and $1.2 million, respectively.  These transactions were eliminated for financial reporting purposes in accordance with consolidation accounting, but generated a tax expense for the year ended December 31, 2012 and 2011 totaling approximately $0.2 million and $0.4 million.

In 2012 and 2011, CICA made a return of capital of $5.4 million and $6.8 million, respectively, to Citizens, Inc. and SPLIC paid a dividend to CICA in the amount of $2.3 million and $0.6 million, respectively.

Note 14: Quarterly Financial Information (Unaudited)

The following table contains selected unaudited financial data for each quarter.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)
2012
Revenues	$54,070	52,182	49,602	46,905
Benefits and expenses	54,511	48,137	49,263	44,812
Federal income tax (benefit) expense	(144)	1,134	(64)	581
Net income (loss)	(297)	2,911	403	1,512
Net income (loss) available to common shareholders	(297)	2,911	403	1,512
Basic earnings per share of Class A common stock	(0.01)	0.06	0.01	0.03
Basic earnings per share of Class B common stock	—	0.03	—	0.02
Diluted earnings per share of Class A common stock	(0.01)	0.06	0.01	0.03
Diluted earnings per share of Class B common stock	—	0.03	—	0.02

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(As adjusted)	(As adjusted)	(As adjusted)	(As adjusted)
	(In thousands, except per share amounts)
2011
Revenues	$52,458	48,333	48,296	45,069
Benefits and expenses	50,779	45,551	43,918	42,578
Federal income tax expense (benefit)	(119)	729	1,369	869
Net income	1,798	2,053	3,009	1,622
Net income available to common shareholders	1,798	2,053	3,009	1,622
Basic earnings per share of Class A common stock	0.04	0.04	0.06	0.03
Basic earnings per share of Class B common stock	0.02	0.02	0.03	0.02
Diluted earnings per share of Class A common stock	0.04	0.04	0.04	0.03
Diluted earnings per share of Class B common stock	0.02	0.02	0.03	0.01

Note 15: Subsequent Events

We have evaluated for subsequent events as defined by the accounting guidance through the date of financial statement issuance.  No items were identified in this period subsequent to the financial statement date that required adjustment or disclosure.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Balance Sheets

	At December 31,
	2012	2011
		(As adjusted)
	(In thousands)
Assets
Investment in subsidiaries (1)	$197,059	190,003
Fixed maturities available-for-sale, at fair value	43,946	35,299
Fixed maturities held-to-maturity, at amortized cost	151	151
Equity securities available-for-sale, at fair value	972	926
Mortgage loans on real estate	479	485
Real estate and other long-term investments	6,365	6,468
Cash	16,489	16,494
Accrued investment income	598	384
Accounts receivable from subsidiaries (1)	2,212	2,517
Other assets	526	763
Total assets	$268,797	253,490
Liabilities and Stockholders' Equity
Liabilities:
Accrued expense and other liabilities	$5,689	4,997
Liabilities for options and warrants	—	451
Total liabilities	$5,689	5,448
Stockholders' equity:
Common stock:
Class A	$259,383	258,548
Class B	3,184	3,184
Accumulated retained deficit	(17,335)	(21,851)
Unrealized investment gains on securities held by parent and subsidiaries, net of tax	28,887	19,172
Treasury stock	(11,011)	(11,011)
Total stockholders' equity	263,108	248,042
Total liabilities and stockholders' equity	$268,797	253,490

(1) Eliminated in consolidation.

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Operations

	Years Ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
	(In thousands)
Revenues:
Management service fees (1)	$27,930	28,560	29,153
Investment income	1,157	822	423
Decrease in fair value of warrants	451	1,136	232
Other	—	—	—
Realized investment gains (losses), net	27	18	(53)
Total revenues	29,565	30,536	29,755
Expenses:
General	26,280	26,418	26,529
Taxes, licenses and fees	870	962	821
Federal income tax expense	708	709	787
Total expenses	27,858	28,089	28,137
Income before equity in income of consolidated subsidiaries	1,707	2,447	1,618
Equity in income of consolidated subsidiaries	2,822	6,035	13,086
Net income	$4,529	8,482	14,704

(1) Eliminated in consolidation.

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
		(As adjusted)	(As adjusted)
	(In thousands)
Cash flows from operating activities:
Net income	$4,529	8,482	14,704
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains), net	(27)	(18)	53
Equity in income of consolidated subsidiaries	(2,822)	(6,035)	(13,086)
Decrease in fair value of warrants	(451)	(1,136)	(232)
Accrued expenses and other liabilities	692	1,762	845
Amortization of premiums and discounts on investments	492	165	96
Depreciation	263	249	227
Accrued investment income	(213)	(210)	(164)
Decrease (increase) in receivable from subsidiaries	305	(81)	1,552
Other, net	(266)	(246)	(295)
Net cash provided by operating activities	2,502	2,932	3,700
Cash flows from investing activities:
Purchase of fixed maturities, held-to-maturity	—	(1,156)	—
Calls of fixed maturities, held-to-maturity	—	1,000	—
Purchase of fixed maturities, available-for-sale	(16,199)	(24,794)	(18,254)
Maturities of fixed maturities, available-for-sale	8,017	8,725	1,750
Purchase of equity securities, available-for-sale	—	(1,000)	—
Sale of real estate and other long-term investments	11	16	61
Purchase of other long-term investments and property and equipment	(5)	(154)	(437)
Maturity of short-term investments	—	—	—
Capital contribution to subsidiary	—	—	—
Net cash used by investment activities	(8,176)	(17,363)	(16,880)
Cash flows from financing activities:
Dividend from subsidiary	5,400	6,800	19,800
Warrants exercised	822	1,843	—
Purchase of the Company's stock from affiliates	(553)	(1,226)	(4,314)
Net cash provided by financing activities	5,669	7,417	15,486
Net increase (decrease) in cash	(5)	(7,014)	2,306
Cash at beginning of year	16,494	23,508	21,202
Cash at end of year	$16,489	16,494	23,508

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule III Supplementary Insurance Information

	At December 31,
	2012	2011
		(As adjusted)
	(In thousands)
Deferred policy acquisition cost:
Life Insurance	$110,144	101,850
Home Service Insurance	25,425	22,692
Other Non-Insurance Enterprises	—	—
Total consolidated deferred policy acquisition costs	$135,569	124,542
Future policy benefit reserves and policy claims payable:
Life Insurance	$583,553	517,869
Home Service Insurance	247,022	242,325
Other Non-Insurance Enterprises	—	—
Total consolidated future policy benefit reserves and policy claims payable	$830,575	760,194
Unearned premiums:
Life Insurance	$791	693
Home Service Insurance	206	214
Other Non-Insurance Enterprises	—	—
Total consolidated unearned premiums	$997	907
Other policy claims and benefits payable:
Life Insurance	$43,063	38,929
Home Service Insurance	4,797	4,816
Other Non-Insurance Enterprises	—	—
Total consolidated other policy claims and benefits payable	$47,860	43,745

See accompanying report of independent registered public accounting firm.

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

Schedule IV Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	% of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2012
Life insurance in force	$4,641,794	466,898	801,261	4,976,157	16.1%
Premiums:
Life insurance	163,935	2,040	1,275	163,170
Accident and health insurance	5,510	3,874	—	1,636
Property insurance	6,102	1,034	—	5,068
Total premiums	$175,547	6,948	1,275	169,874	0.8%
Year ended December 31, 2011
Life insurance in force	$4,559,198	462,220	1,147,222	5,244,200	21.9%
Premiums:
Life insurance	154,812	1,908	1,874	154,778
Accident and health insurance	6,091	4,530	—	1,561
Property insurance	6,184	1,128	—	5,056
Total premiums	$167,087	7,566	1,874	161,395	1.2%
Year ended December 31, 2010
Life insurance in force	$4,451,979	381,076	1,044,759	5,115,662	20.4%
Premiums:
Life insurance	146,331	2,219	1,553	145,665
Accident and health insurance	6,847	5,270	—	1,577
Property insurance	5,941	1,131	—	4,810
Total premiums	$159,119	8,620	1,553	152,052	1.0%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.

Date:	March 11, 2013	By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer,
Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Rick D. Riley and Geoffrey M. Kolander or any one of them, as his or her attorney-in-fact and agent, with full power of substitution, for him or her in any and all capacities, hereby giving and granting to said attorney-in-fact and agent full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by Citizens, Inc., with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an annual report on Form 10-K for the fiscal year ended December 31, 2012, including but not limited to, such full power and authority to do the following:  (i) execute and file such annual report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such annual report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in his sole discretion deems appropriate.

Dated:  March 11, 2013

/s/ Harold E. Riley	/s/ Rick D. Riley
Harold E. Riley, Chairman of the Board and	Rick D. Riley, Vice Chairman, President and
Chief Executive Officer	Chief Corporate Officer

/s/ E. Dean Gage	/s/ Robert B. Sloan, Jr.
Dr. E. Dean Gage, Director	Dr. Robert B. Sloan, Jr., Director

/s/ Terry S. Maness	/s/ Grant G. Teaff
Dr. Terry S. Maness, Director	Grant G. Teaff, Director

/s/ Dottie S. Riley	/s/ Timothy T. Timmerman
Dottie S. Riley, Director	Timothy T. Timmerman, Director

/s/ Steven F. Shelton
Steven F. Shelton, Director

EXHIBITS

Exhibit No.	The following exhibits are filed herewith:

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Amended and Restated Bylaws dated March 1, 2013

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (b)

11	Statement re: Computation of per share earnings (see financial statements)

21	Subsidiaries of the Registrant*

23	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP*

24	Power of Attorney (c)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1	News Release reporting the fourth quarter and year ended 2012 results issued on March 11, 2013 (furnished herewith.)

101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed on July 15, 2004, with the Registrant's Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(c)	The Power of Attorney is incorporated in the signature page enclosed herein.