Form 10-Q
period 2013-03-31
CITIZENS INC
filed 2013-05-02
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
___________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
or
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

As of April 29, 2013, the Registrant had 49,080,114 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands)

	March 31, 2013	December 31, 2012
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $603,947 and $559,736 in 2013 and 2012, respectively)	$647,682	604,520
Fixed maturities held-to-maturity, at amortized cost (fair value: $174,966 and $193,739 in 2013 and 2012, respectively)	167,707	187,008
Equity securities available-for-sale, at fair value (cost: $52,553 and $52,744 in 2013 and 2012, respectively)	54,029	53,741
Mortgage loans on real estate	1,376	1,509
Policy loans	44,872	42,993
Real estate held for investment (less $1,321 and $1,287 accumulated depreciation in 2013 and 2012, respectively)	8,503	8,496
Other long-term investments	56	57
Short-term investments	2,853	2,340
Total investments	927,078	900,664
Cash and cash equivalents	42,608	56,299
Accrued investment income	10,912	10,304
Reinsurance recoverable	6,829	9,651
Deferred policy acquisition costs	137,311	135,569
Cost of customer relationships acquired	24,606	25,116
Goodwill	17,160	17,160
Other intangible assets	872	879
Federal income tax receivable	—	270
Property and equipment, net	7,279	7,383
Due premiums, net (less $1,285 and $1,345 allowance for doubtful accounts in 2013 and 2012, respectively)	10,231	10,527
Prepaid expenses	1,613	344
Other assets	1,077	782
Total assets	$1,187,576	1,174,948

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts)

	March 31, 2013	December 31, 2012
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$778,481	762,319
Annuities	52,450	51,750
Accident and health	2,775	5,491
Dividend accumulations	12,300	11,962
Premiums paid in advance	29,629	27,455
Policy claims payable	10,783	11,015
Other policyholders' funds	8,505	9,440
Total policy liabilities	894,923	879,432
Commissions payable	2,095	2,606
Federal income tax payable	1,130	—
Deferred federal income tax	16,180	17,301
Payable for securities in process of settlement	—	2,358
Other liabilities	9,246	10,143
Total liabilities	923,574	911,840
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 shares issued and outstanding in 2013 and 2012, including shares in treasury of 3,135,738 in 2013 and 2012	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2013 and 2012	3,184	3,184
Accumulated deficit	(16,479)	(17,335)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	28,925	28,887
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	264,002	263,108
Total liabilities and stockholders' equity	$1,187,576	1,174,948

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIE Consolidated Statements of Comprehensive Income Three Months Ended March 31, (In thousands, except per share amounts) (Unaudited)

	2013		2012
Revenues:
Premiums:
Life insurance		$39,414		37,406
Accident and health insurance		349		413
Property insurance		1,177		1,277
Net investment income		8,389		7,577
Realized investment gains, net		31		98
Decrease in fair value of warrants		—		36
Other income		186		98
Total revenues		49,546		46,905
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		14,806		14,754
Increase in future policy benefit reserves		16,959		14,141
Policyholders' dividends		2,074		1,874
Total insurance benefits paid or provided		33,839		30,769
Commissions		9,058		8,664
Other general expenses		6,699		6,616
Capitalization of deferred policy acquisition costs		(6,362)		(5,939)
Amortization of deferred policy acquisition costs		4,626		4,126
Amortization of cost of customer relationships acquired		578		576
Total benefits and expenses		48,438		44,812
Income before federal income tax		1,108		2,093
Federal income tax expense		252		581
Net income		856		1,512
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.02		0.03
Basic earnings per share of Class B common stock	0.01		0.02
Diluted earnings per share of Class A common stock	0.02		0.03
Diluted earnings per share of Class B common stock	0.01		0.02
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period		96		2,561
Reclassification adjustment for gains included in net income		(31)		(86)
Unrealized gains on available-for-sale securities, net		65		2,475
Income tax expense on unrealized gains on available-for-sale securities		27		896
Other comprehensive income		38		1,579
Comprehensive income		$894		3,091
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Three Months Ended March 31, (In thousands) (Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$856	1,512
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on sale of investments and other assets	(31)	(98)
Net deferred policy acquisition costs	(1,736)	(1,813)
Amortization of cost of customer relationships acquired	578	576
Decrease in fair value of warrants	—	(36)
Depreciation	320	299
Amortization of premiums and discounts on investments	2,297	1,015
Deferred federal income tax benefit	(1,148)	(636)
Change in:
Accrued investment income	(608)	(1,066)
Reinsurance recoverable	2,822	(32)
Due premiums	296	498
Future policy benefit reserves	14,504	14,026
Other policyholders' liabilities	1,345	370
Federal income tax receivable	1,400	1,297
Commissions payable and other liabilities	(1,408)	190
Other, net	(1,410)	(890)
Net cash provided by operating activities	18,077	15,212
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	58	503
Maturities and calls of fixed maturities, available-for-sale	15,851	70,619
Maturities and calls of fixed maturities, held-to-maturity	18,465	22,000
Purchase of fixed maturities, available-for-sale	(64,046)	(37,650)
Purchase of fixed maturities, held-to-maturity	—	(42,508)
Calls of equity securities, available-for-sale	200	325
Principal payments on mortgage loans	133	11
Increase in policy loans, net	(1,879)	(1,080)
Sale of other long-term investments	1	2
Purchase of other long-term investments	(42)	(69)
Purchase of property and equipment	(181)	(215)
Purchase of short-term investments	(531)	—
Net cash provided by (used in) investing activities	(31,971)	11,938

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Three Months Ended March 31, (In thousands) (Unaudited)

	2013	2012

Cash flows from financing activities:
Warrants exercised	$—	68
Annuity deposits	1,242	1,586
Annuity withdrawals	(1,039)	(963)
Net cash provided by financing activities	203	691
Net increase (decrease) in cash and cash equivalents	(13,691)	27,841
Cash and cash equivalents at beginning of year	56,299	33,255
Cash and cash equivalents at end of period	$42,608	61,096
Supplemental disclosures of operating activities:
Cash paid (received) during the period for income taxes, net	$—	(79)

Supplemental Disclosures of Non-Cash Investing Activities:
None.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2013
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

The consolidated statements of financial position for March 31, 2013, and the consolidated statements of comprehensive income and cash flows for the three-month periods ended March 31, 2013 and 2012, have been prepared by the Company without audit.  In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2013 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with U.S. GAAP accounting principles for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2012.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2013
(Unaudited)

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our 2012 Form 10-K Annual Report, which should be read in conjunction with these accompanying Consolidated Financial Statements.

(2) Accounting Pronouncements

Accounting Standards Recently Adopted

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires enhanced reporting of such amounts either on the face of the financial statements or in the notes to the financial statements.  Under ASU 2013-02, the type of reclassification out of accumulated other comprehensive income, as defined under current GAAP, will dictate whether the disclosure must provide the effect of the reclassification on the respective financial statement line items or whether cross-referencing to other disclosures that provide additional detail about the reclassification will be required.  The amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012.  We have included the enhanced disclosures in the financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2013
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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended
	March 31, 2013
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$30,117	10,823	—	40,940
Net investment income	4,904	3,180	305	8,389
Realized investment gains, net	—	30	1	31
Other income	63	90	33	186
Total revenue	35,084	14,123	339	49,546
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	9,338	5,468	—	14,806
Increase in future policy benefit reserves	16,042	917	—	16,959
Policyholders' dividends	2,059	15	—	2,074
Total insurance benefits paid or provided	27,439	6,400	—	33,839
Commissions	5,579	3,479	—	9,058
Other general expenses	2,852	3,266	581	6,699
Capitalization of deferred policy acquisition costs	(5,086)	(1,276)	—	(6,362)
Amortization of deferred policy acquisition costs	3,985	641	—	4,626
Amortization of cost of customer relationships acquired	167	411	—	578
Total benefits and expenses	34,936	12,921	581	48,438
Income (loss) before income tax expense	$148	1,202	(242)	1,108

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2013
(Unaudited)

	Three Months Ended
	March 31, 2012
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$28,169	10,927	—	39,096
Net investment income	4,158	3,155	264	7,577
Realized investment gains, net	2	87	9	98
Decrease in fair value of warrants	—	—	36	36
Other income	57	6	35	98
Total revenue	32,386	14,175	344	46,905
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	9,927	4,827	—	14,754
Increase in future policy benefit reserves	13,218	923	—	14,141
Policyholders' dividends	1,862	12	—	1,874
Total insurance benefits paid or provided	25,007	5,762	—	30,769
Commissions	5,022	3,642	—	8,664
Other general expenses	2,920	2,964	732	6,616
Capitalization of deferred policy acquisition costs	(4,512)	(1,427)	—	(5,939)
Amortization of deferred policy acquisition costs	3,651	475	—	4,126
Amortization of cost of customer relationships acquired	209	367	—	576
Total benefits and expenses	32,297	11,783	732	44,812
Income (loss) before income tax expense	$89	2,392	(388)	2,093

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2013
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$856	1,512
Net income allocated to Class A common stock	$848	1,497
Net income allocated to Class B common stock	8	15
Net income	$856	1,512
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	48,959
Weighted average shares of Class A outstanding - diluted	49,080	49,004
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$0.02	0.03
Basic earnings per share of Class B common stock	0.01	0.02
Diluted earnings per share of Class A common stock	0.02	0.03
Diluted earnings per share of Class B common stock	0.01	0.02

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 84.1% of total investments and cash and cash equivalents at March 31, 2013.

	March 31, 2013		December 31, 2012
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$815,389	84.1%	$791,528	82.7%
Equity securities	54,029	5.6%	53,741	5.6%
Mortgage loans	1,376	0.1%	1,509	0.2%
Policy loans	44,872	4.6%	42,993	4.5%
Real estate and other long-term investments	8,559	0.9%	8,553	0.9%
Short-term investments	2,853	0.3%	2,340	0.2%
Cash and cash equivalents	42,608	4.4%	56,299	5.9%
Total cash, cash equivalents and investments	$969,686	100.0%	$956,963	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2013
(Unaudited)

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities and equity securities as of the periods indicated.

	March 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$10,155	3,581	—	13,736
U.S. Government-sponsored enterprises	69,444	3,584	14	73,014
States and political subdivisions	314,560	17,756	1,182	331,134
Foreign governments	105	34	—	139
Corporate	204,478	19,724	190	224,012
Commercial mortgage-backed	416	16	2	430
Residential mortgage-backed	4,789	429	1	5,217
Total available-for-sale securities	603,947	45,124	1,389	647,682
Held-to-maturity securities:
U.S. Government-sponsored enterprises	16,482	458	—	16,940
States and political subdivisions	118,638	5,957	293	124,302
Corporate	32,587	1,144	7	33,724
Total held-to-maturity securities	167,707	7,559	300	174,966
Total fixed maturities	$771,654	52,683	1,689	822,648
Equity securities:
Stock mutual funds	$10,463	905	—	11,368
Bond mutual funds	41,504	396	185	41,715
Common stock	17	—	2	15
Preferred stock	569	362	—	931
Total equity securities	$52,553	1,663	187	54,029

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2013
(Unaudited)

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

At March 31, 2013, the Company had $5.2 million of mortgage-backed security holdings based on amortized cost, of which $4.8 million, or 92.3%, were residential U.S. Government-sponsored issues.  Mortgage-backed securities are also referred to as securities not due at a single maturity date throughout this report.  The majority of the Company's equity securities are diversified stock and bond mutual funds.

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
March 31, 2013
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

The Company did not recognize any other-than-temporary impairments ("OTTI") during the three months ended March 31, 2013 and 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2013
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	March 31, 2013
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
U.S. Government-sponsored enterprises	$1,673	14	4	—	—	—	1,673	14	4
States and political subdivisions	83,191	843	97	6,365	339	4	89,556	1,182	101
Corporate	29,883	190	18	—	—	—	29,883	190	18
Commercial mortgage-backed	—	—	—	48	2	1	48	2	1
Residential mortgage-backed	—	—	—	51	1	1	51	1	1
Total available-for-sale securities	114,747	1,047	119	6,464	342	6	121,211	1,389	125
Held-to-maturity securities:
States and political subdivisions	26,685	293	25	—	—	—	26,685	293	25
Corporate	2,212	7	2	—	—	—	2,212	7	2
Total held-to-maturity securities	28,897	300	27	—	—	—	28,897	300	27
Total fixed maturities	$143,644	1,347	146	6,464	342	6	150,108	1,689	152
Equity securities:
Bond mutual funds	$9,301	123	2	2,938	62	2	12,239	185	4
Common stocks	15	2	1	—	—	—	15	2	1
Total equities	$9,316	125	3	2,938	62	2	12,254	187	5

As of March 31, 2013, the Company had 6 available-for-sale securities and no held-to-maturity securities that were in an unrealized loss position for greater than 12 months.  These securities consisted of municipals and mortgage-backed securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2013
(Unaudited)

	12/31/2012
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
U.S. Government-sponsored enterprises	$10,603	22	9	—	—	—	10,603	22	9
States and political subdivisions	54,115	443	61	5,099	334	2	59,214	777	63
Corporate	22,316	286	16	—	—	—	22,316	286	16
Commercial mortgage-backed	94	2	1	—	—	—	94	2	1
Residential mortgage-backed	—	—	—	52	2	1	52	2	1
Total available-for-sale securities	87,128	753	87	5,151	336	3	92,279	1,089	90
Held-to-maturity securities:
States and political subdivisions	40,611	378	32	—	—	—	40,611	378	32
Total held-to-maturity securities	40,611	378	32	—	—	—	40,611	378	32
Total fixed maturities	$127,739	1,131	119	5,151	336	3	132,890	1,467	122
Equity securities:
Stock mutual funds	$—	—	—	972	28	1	972	28	1
Bond mutual funds	3,335	88	1	2,959	41	2	6,294	129	3
Common stock	15	2	1	—	—	—	15	2	1
Total equities	$3,350	90	2	3,931	69	3	7,281	159	5

We have reviewed these securities for the periods ended March 31, 2013 and December 31, 2012 and determined that no other-than-temporary impairment exists based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis, and future information may become available which could result in impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2013
(Unaudited)

The amortized cost and fair value of fixed maturity securities at March 31, 2013 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$235,637	253,011
Due after one year through five years	81,964	88,031
Due after five years through ten years	124,791	134,658
Due after ten years	156,350	166,335
Securities not due at a single maturity date	5,205	5,647
Total available-for-sale securities	603,947	647,682
Held-to-maturity securities:
Due in one year or less	13,236	13,349
Due after one year through five years	34,427	35,047
Due after five years through ten years	46,058	49,283
Due after ten years	73,986	77,287
Total held-to-maturity securities	167,707	174,966
Total fixed maturities	$771,654	822,648

The securities not due at a single maturity date are primarily mortgage-backed obligations of U.S. Government-sponsored enterprises and corporate securities.

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.  Proceeds and gross realized gains from sales of securities for the three months ended March 31, 2013 and 2012 are summarized as follows.

	Fixed Maturities, Available-for-sale		Equity Securities
	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	2013	2012	2013	2012
	(In thousands)
Proceeds	$58	503	—	—
Gross realized gains	$1	1	—	—
Gross realized losses	$—	—	—	—

During the three months ended March 31, 2013, one fixed maturity security was sold which resulted in a minimal realized gain. There were no securities sold at a loss during the three month period ended March 31, 2013 or 2012. There were no securities sold from the held-to-maturity portfolio for the three months ended March 31, 2013 or 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2013
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2013
(Unaudited)

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	March 31, 2013
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$13,736	73,014	—	86,750
States and political subdivisions	—	331,134	—	331,134
Corporate	—	224,012	—	224,012
Commercial mortgage-backed	—	61	369	430
Residential mortgage-backed	—	5,217	—	5,217
Foreign governments	—	139	—	139
Total fixed maturities	13,736	633,577	369	647,682
Equity securities:
Stock mutual funds	11,368	—	—	11,368
Bond mutual funds	41,715	—	—	41,715
Common stock	15	—	—	15
Preferred stock	931	—	—	931
Total equity securities	54,029	—	—	54,029
Total financial assets	$67,765	633,577	369	701,711

	December 31, 2012
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$13,943	85,581	—	99,524
States and political subdivisions	—	282,262	—	282,262
Corporate	—	216,005	—	216,005
Commercial mortgage-backed	—	109	387	496
Residential mortgage-backed	—	6,092	—	6,092
Foreign governments	—	141	—	141
Total fixed maturities	13,943	590,190	387	604,520
Equity securities:
Stock mutual funds	10,685	—	—	10,685
Bond mutual funds	41,916	—	—	41,916
Common stock	15	—	—	15
Preferred stock	1,125	—	—	1,125
Total equity securities	53,741	—	—	53,741
Total financial assets	$67,684	590,190	387	658,261

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2013
(Unaudited)

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At March 31, 2013, our fixed maturity securities, valued using a third-party pricing source, totaled $633.6 million for Level 2 assets and comprised 90.3% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third-party pricing models and review model parameters for reasonableness.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding, and consist of two private placement mortgage-backed securities with a total value of $0.4 million.  Our Level 3 assets are current relative to principal and interest payments and are considered immaterial to our financial statements.  For the three months ended March 31, 2013, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

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

	March 31, 2013	December 31, 2012
	(In thousands)

Balance at beginning of period	$387	459
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	(1)	(6)
Principal paydowns	(17)	(66)
Transfer in and (out) of Level 3	—	—
Balance at end of period	$369	387

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
March 31, 2013
(Unaudited)

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$167,707	174,966	187,008	193,739
Mortgage loans	1,376	1,417	1,509	1,503
Policy loans	44,872	44,872	42,993	42,993
Short-term investments	2,853	2,853	2,340	2,340
Cash and cash equivalents	42,608	42,608	56,299	56,299
Financial liabilities:
Annuity benefit reserves	52,450	58,239	51,750	54,981

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential and commercial properties.  Weighted average interest rates for these loans were approximately 6.5% and 6.6% as of March 31, 2013 and December 31, 2012, respectively, with maturities ranging from 1 to 30 years.  Management estimated the fair value using an annual interest rate of 6.25% at March 31, 2013.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.7% as of March 31, 2013 and December 31, 2012, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature.  Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at March 31, 2013 using discounted cash flows based upon a swap rate curve with interest rates ranging from 0.24% to 4.03% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

(7) Commitments and Contingencies

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
March 31, 2013
(Unaudited)

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

In 2007 and in the aftermath of Hurricane Katrina, the Attorney General for the State of Louisiana filed suit in the Civil District Court for the Parish of New Orleans (later removed to the United States District Court for the Eastern District of Louisiana) against SPFIC and every other homeowner insurer doing business in the State of Louisiana, on behalf of the State of Louisiana, as assignee, and on behalf of certain Road Home fund recipients.  In April 2013, SPFIC and the State of Louisiana reached a confidential settlement agreement resolving substantially all claims against SPFIC in the Road Home matter for approximately $183,000. This amount has been accrued in the March 31, 2013 financial statements and did not have a material impact on the consolidated financials.

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

By letter dated September 7, 2012, three state departments of treasury (or equivalent state agencies) notified the Company they intend to audit Citizens, Inc. and certain of its affiliates for compliance with unclaimed property laws.  As of December 31, 2012, all three states had agreed to allow the Company to complete its own internal audit during 2013. The Company is currently performing the internal audit related to unclaimed property for all legal reporting entities. This audit began in the prior year and based upon the review to date, we have identified certain policies that were part of acquisition conversions that have resulted in data reviews and policy accounting that has not followed our standard escheatment processes. There are certain policies that have been recorded as deposit-type contracts upon conversion that, due to lack of sufficient policyholder data and contact information, may be potential escheatment liabilities. This would result in a reclassification of the current related deposit liability to the escheatment liability account and did not materially impact earnings. Due to the fact that these policies have been reserved without policyholder contact for an extended period of time they may likely be escheatable in the current year.

The audit may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of abandoned property.  At this time, the Company is not able to estimate any of these possible amounts, but such costs could be substantial for a company our size.

(8) Income Taxes

The effective tax rate was 22.7% and 27.8% for the first quarter of 2013 and 2012, respectively.   In periods where our effective tax rate is lower than the statutory tax rate of 35%, the difference is primarily due to tax-exempt state and local bonds, and in some years, to gains arising from the change in fair value of outstanding warrants to purchase Class A common stock. The effective tax rate is lower in the current year compared to 2012 primarily due to the additional investments in tax-exempt state and local bonds in the non-insurance companies where the full tax benefit can be realized.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2013
(Unaudited)

(9) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the three months ended March 31, 2013 .  See our Annual Report on Form 10-K as of December 31, 2012 for a comprehensive discussion of related party transactions.

(10) Subsequent Events

Subsequent to the reporting date of March 31, 2013, the Company entered into negotiations with the Attorney General for the State of Louisiana related to the Road Home suit as discussed in Commitments and Contingencies, Note 7 to the Consolidated Financial Statements. Based upon the progression of these negotiations, an amount has been accrued in the amount of $183,000 as of March 31, 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

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

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company's products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;

•	Changes in statutory or U.S. GAAP accounting principles, policies or practices; and

•	Our success at managing risks involved in the foregoing;

•	The risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 under the heading "Part II. - Item 1A - Risk Factors."

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
March 31, 2013

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

Overview

Citizens is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975.  Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of March 31, 2013, we had approximately $1.2 billion of total assets and approximately $5.3 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

Current Financial Highlights

Financial highlights for the three month period ended March 31, 2013, compared to the same period in 2012 were:

•
Insurance premiums rose for the three month period ended March 31, 2013 to $40.9 million in 2013 from $39.1 million in 2012, an increase of 4.7% driven primarily from renewal premiums in our life insurance segment.

•
Net investment income increased 10.7% for the three month period ended March 31, 2013 compared to 2012.  The average yield on the consolidated portfolio remained relatively steady at an annualized rate of 3.86%, up from 3.76% for the same period in 2012.  The increase in the invested assets due to premium revenue growth contributed to the growth in investment income.

•
Claims and surrenders expense increased 0.4% for the three months ended 2013 compared to 2012 as claims reported in the life segment were lower in the current year and claims experience in the home service segment was relatively level.

•
Changes in reserves resulted in liability increases due to the increased sales of endowment products that build up reserves at a faster pace than whole life longer-term mortality based products. Additionally, the sustained low interest rate environment also results in a higher reserve development due to the lower interest yield assumptions in the current period.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

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

	Three Months Ended March 31,
	2013			2012
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$74,826,174	1,283	$58,321	$69,701,843	1,236	$56,393
Home Service	51,827,325	7,234	7,040	58,398,514	8,250	7,079
Note:  All discussions below compare or state results for the three -month period ended March 31, 2013 compared to the three -month period ended March 31, 2012.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Revenues:
Premiums:
Life insurance	$39,414	37,406
Accident and health insurance	349	413
Property insurance	1,177	1,277
Net investment income	8,389	7,577
Realized investment gains, net	31	98
Decrease in fair value of warrants	—	36
Other income	186	98
Total revenues	49,546	46,905
Exclude fair value adjustments of warrants	—	(36)
Total revenues excluding fair value adjustments	$49,546	46,869

Premium Income.  Premium income derived from life, accident and health, and property insurance sales increased 4.7% for the three months March 31, 2013 compared to the same period ending March 31, 2012, primarily because of growth in the life segment as discussed under Segment Operations.

Net investment income performance is summarized as follows.

	March 31,	December 31,	March 31,
	2013	2012	2012
	(In thousands, except for %)
Net investment income, annualized	$33,555	31,725	30,309
Average invested assets, at amortized cost	868,375	832,552	806,472
Annualized yield on average invested assets	3.86%	3.81%	3.76%

Yields on invested assets vary between segment operations due to different portfolio mixes in the segments.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

Investment income from debt securities accounted for approximately 84.6% of total investment income for the three months ended March 31, 2013.  We have reduced bond holdings of U.S. Government-sponsored enterprises, such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), which comprised 11.1% of the total fixed maturity portfolio based on amortized cost at March 31, 2013 compared to 14.8% at December 31, 2012, due to the low yields in the current environment.  We have increased our investment purchases of corporate and municipal securities over the past several quarters, focusing on utility service sectors in corporate securities.  State and political subdivision holdings at March 31, 2013 increased to 56.1% and corporate holdings to 30.7% based upon amortized cost compared to 29.1% and 25.6% at December 31, 2012, respectively. In addition, we are invested primarily in short duration bond mutual funds as these securities offer a competitive yield.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Gross investment income:
Fixed maturity securities	$7,456	6,542
Equity securities	444	558
Mortgage loans	20	27
Policy loans	822	810
Long-term investments	57	65
Other investment income	19	20
Total investment income	8,818	8,022
Investment expenses	(429)	(445)
Net investment income	$8,389	7,577

The average consolidated invested asset portfolio has increased approximately 8.2% with primarily investments in the fixed maturity securities portfolio accounting for the most significant increase in the investment income. The purchase of bond mutual funds has resulted in dividend income in the equity securities holdings. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.

Change in Fair Value of Warrants.  Prior to 2013, the Company adjusted the liability related to its outstanding warrants to purchase shares of Class A common stock at each reporting date to reflect the current fair value of the warrants computed based on the Class A common stock value calculated using the Black-Scholes option pricing model.  As the Class A common stock value increases and decreases, the change in the warrant liability also increases and decreases in inverse order.  The adjustment to fair value is recorded as an increase or decrease in the fair value of the warrants in the consolidated statement of operations.  The remaining warrants were the subject of a cashless exercise transaction whereby the Company issued 12,487 Class A shares on October 6, 2012. No warrants remained outstanding as of March 31, 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

Benefits and Expenses

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$14,806	14,754
Increase in future policy benefit reserves	16,959	14,141
Policyholders' dividends	2,074	1,874
Total insurance benefits paid or provided	33,839	30,769
Commissions	9,058	8,664
Other general expenses	6,699	6,616
Capitalization of deferred policy acquisition costs	(6,362)	(5,939)
Amortization of deferred policy acquisition costs	4,626	4,126
Amortization of cost of customer relationships acquired	578	576
Total benefits and expenses	$48,438	44,812

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Death claims	$5,534	5,725
Surrender benefits	4,556	4,633
Endowments	3,589	3,480
Property claims	551	364
Accident and health benefits	48	75
Other policy benefits	528	477
Total claims and surrenders	$14,806	14,754

Increase in Future Policy Benefit Reserves.  The increase in future policy benefit reserves for the three months ended March 31, 2013, was influenced by the current low interest rate environment, which necessitated higher reserves for policies issued. In addition, we continue to experience growth in new sales of endowment products, which require higher initial reserve levels than whole life products.

Policyholder Dividends. The majority of our international policies are participating, and the dividends are factored into the premium rates charged.  As policy provisioned dividend rates generally increase each year that a policy is in force, dividend expense is expected to increase as this block of insurance becomes more seasoned.

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels by agents and associates. Commission expense for the three months ended March 31, 2013 increased due to higher first year premiums in the life segment compared to premium levels for the three months ended March 31, 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized under current accounting guidance include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  The increase for the three months ended March 31, 2013, compared to the same period in 2012 was the result of an increase in first year premium production in the current year, which increased capitalized amounts.  Though premium revenue increased for the three months ended in 2013, it was primarily related to an increase in renewal premiums compared to the prior year.  Commissions paid on renewal premiums are significantly lower than that paid on first year business.

Amortization for the three months ended March 31, 2013, increased $0.5 million compared to the same period in 2012. Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

Federal Income Tax.  The effective tax rate for the three month period ended March 31, 2013, was 22.7% versus 27.8% in 2012.  Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.  See Note 9 - Income Taxes in the consolidated financial statements for further discussion.

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance of its segments based on net income or loss before income taxes.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Life Insurance	$148	89
Home Service Insurance	1,202	2,392
Other Non-Insurance Enterprises	(242)	(388)
Total	$1,108	2,093

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
March 31, 2013

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Country
Venezuela	$6,399	5,057
Colombia	5,983	5,592
Taiwan	3,874	3,820
Ecuador	3,382	3,172
Argentina	1,831	1,905
Other Non-U.S.	7,304	6,693
Total	$28,773	26,239

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
State
Texas	$597	1,230
Indiana	366	417
Mississippi	39	191
Oklahoma	40	191
Missouri	141	161
Other States	654	729
Total	$1,837	2,919

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded this business to Puritan Life Insurance Company (Puritan), an unaffiliated insurance company under a coinsurance agreement, under which it assumes substantially all of our accident and health policies.  The premium amounts ceded under the coinsurance agreement for the three months ended March 31, 2013 and 2012 were $0.3 million and $1.0 million, respectively. The coinsurance agreement allows for full assumption by Puritan of this business upon approval by state insurance authorities. The decrease in premiums for the three months ended March 31, 2013 is due to the fact that Puritan received state approval in several states and intends to complete full assumption in 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Revenue:
Premiums	$30,117	28,169
Net investment income	4,904	4,158
Realized investment gains, net	—	2
Other income	63	57
Total revenue	35,084	32,386
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	9,338	9,927
Increase in future policy benefit reserves	16,042	13,218
Policyholders' dividends	2,059	1,862
Total insurance benefits paid or provided	27,439	25,007
Commissions	5,579	5,022
Other general expenses	2,852	2,920
Capitalization of deferred policy acquisition costs	(5,086)	(4,512)
Amortization of deferred policy acquisition costs	3,985	3,651
Amortization of cost of customer relationships acquired	167	209
Total benefits and expenses	34,936	32,297
Income before income tax expense	$148	89

Premiums.  Premium revenues increased for the three month period ended March 31, 2013, compared to the same period in 2012 due primarily to international renewal business, which experienced strong persistency as this block of insurance ages. First year premium revenues for the quarter ended March 31, 2013, reflected sales internationally with endowment to age sixty-five and the twenty-year endowment products being the top performers.

Life insurance premium breakout is detailed below.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Premiums:
First year	$3,938	3,339
Renewal	26,179	24,830
Total premiums	$30,117	28,169

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

Net Investment Income.  Net investment income increased as the impact of the sustained low interest rate environment has leveled and yields are beginning to rise modestly.

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2013	2012	2012
	(In thousands, except for %)
Net investment income, annualized	$19,617	17,828	16,635
Average invested assets, at amortized cost	$523,647	494,289	473,922
Annualized yield on average invested assets	3.75%	3.61%	3.51%

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Death claims	$1,229	1,980
Surrender benefits	4,050	4,038
Endowment benefits	3,585	3,473
Accident and health benefits	46	55
Other policy benefits	428	381
Total claims and surrenders	$9,338	9,927

•
Death claims expense was lower for the three months ended March 31, 2013 due to fewer reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
The majority of policy surrender benefits paid is attributable to our international business and was related to policies that have been in force over twenty years, where surrender charges are no longer applicable.

•
Endowment benefit expense primarily results from the election by policyholders of a product feature providing an annual guaranteed benefit.  This is a fixed benefit over the life of the contract, thus this expense will increase with new sales and improved persistency.

•	Other policy benefits resulted primarily from interest paid on premium deposits and policy benefit accumulations and increased as these policy liabilities also increased.

Increase in Future Policy Benefit Reserves.   Policy benefit reserves increased for the three months ended March 31, 2013 compared to the same period in 2012, primarily from the effect of the current low interest rate environment on reserve development for policies issued and because we continue to experience growth in new sales of endowment products, which require higher initial reserve levels than whole life products. Endowment sales have become more popular with our international clients in the past few years, representing approximately 81% and 80% of total new first year premium in the three months ended March 31, 2013 and 2012, respectively.

Commissions.  Commission expense increased for the three months ended March 31, 2013, compared to the same periods in 2012.  This expense fluctuates directly with new premium revenues, which were higher for the periods in 2013 compared to 2012.  Commission rates paid to associates are higher on first year premium sales, which were up 17.9% for the three months ended March 31, 2013, compared to 2012.  Renewal premiums for the three months, for which we pay commissions at lower rates, were up $1.4 million, or 5.4%, from the prior year.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

Other General Expenses.  The expenses are allocated by segment, based upon an annual expense study performed by the Company, and were down for the three months ended March 31, 2013, compared to the same period in 2012.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs increased for the three months ended March 31, 2013, due to higher first year premiums and an increase in renewal commissions paid compared to 2012.  DAC capitalization is directly correlated to fluctuations in first year commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for 2013 increased and was impacted by overall lower persistency related to this segment. As previously noted, persistency is monitored closely by the Company and was within expectations.

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
State
Louisiana	$10,374	10,326
Arkansas	436	527
Mississippi	118	110
Other States	208	238
Total	$11,136	11,201

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

We provide final expense ordinary life insurance and annuity products primarily to middle and lower income individuals in Louisiana, Mississippi and Arkansas.  New products were approved for sale in Mississippi in 2012 and we expect to increase sales as we expand our marketing force in this state.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Revenue:
Premiums	$10,823	10,927
Net investment income	3,180	3,155
Realized investment gains, net	30	87
Other income	90	6
Total revenue	14,123	14,175
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,468	4,827
Increase in future policy benefit reserves	917	923
Policyholders' dividends	15	12
Total insurance benefits paid or provided	6,400	5,762
Commissions	3,479	3,642
Other general expenses	3,266	2,964
Capitalization of deferred policy acquisition costs	(1,276)	(1,427)
Amortization of deferred policy acquisition costs	641	475
Amortization of cost of customer relationships acquired	411	367
Total benefits and expenses	12,921	11,783
Income before income tax expense	$1,202	2,392

Premiums.  The premiums decreased slightly for the three month period ended March 31, 2013, as this segment experienced higher lapses in the current year compared to the same period in 2012.

Net Investment Income.  Net investment income for our home service insurance segment was as follows.

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2013	2012	2012
	(In thousands, except for %)
Net investment income, annualized	$12,718	12,724	12,620
Average invested assets, at amortized cost	293,712	291,229	291,074
Annualized yield on average invested assets	4.33%	4.37%	4.34%

Realized Investment Gains (Losses), Net.  Net realized gains for the three months ended March 31, 2013 and 2012, were due to calls of debt securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

Claims and Surrenders.  Claims and surrenders increased for the three months ended March 31, 2013, compared to the same period in 2012, as reported claims increased compared to the prior year, but were within expected ranges.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Death claims	$4,305	3,745
Surrender benefits	506	595
Endowment benefits	4	7
Property claims	551	364
Accident and health benefits	2	20
Other policy benefits	100	96
Total claims and surrenders	$5,468	4,827

•
Death claims expense increased for the three months in 2013, largely reflecting the release of $0.5 million of incurred but unreported death claims liability by the Company during the three months ended March 31, 2012. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•	Property claims increased 51.4% for the three months ended March 31, 2013 related to an increase in weather related claims compared to 2012.

Increase in Future Policy Benefit Reserves.  The Company recorded a decrease in future policy benefit reserves for the three months ended March 31, 2013, compared to 2012 due to higher lapses as previously reported.

Commissions.  Commission expense decreased for the three months ended March 31, 2013, compared to the same period in 2012 because producers are compensated based upon month-to-month premium growth which has been impacted by increased policy lapses. This results in a lower commission to premium relationship as compensation is reduced. In addition, we have consolidated some collection routes, which resulted in elimination of one district office and its related staffing, which also contributed to the lower commission expense reported for the three months ended March 31, 2013.

Other General Expenses.  The expenses are allocated by segment based upon an annual expense study performed by the Company and increased between 2013 and 2012.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs decreased slightly for the three months ended March 31, 2013, as commissions expense also decreased during the period.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three months ended in the current year increased as this segment experienced lower persistency compared to the prior year, which results in higher amortization.

Other Non-Insurance Enterprises

This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP. The segment loss reported for the first three months of 2013 and 2012 is typical since the elimination of intercompany revenue is it's primarily source of revenue.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

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

	March 31, 2013		December 31, 2012
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$103,232	10.6	$128,156	13.4
States and political subdivisions	449,772	46.4	407,896	42.6
Corporate	256,599	26.5	248,747	26.0
Mortgage-backed (1)	5,647	0.6	6,588	0.7
Foreign governments	139	—	141	—
Short-term investments	2,853	0.3	2,340	0.2
Total marketable securities	818,242	84.4	793,868	82.9
Cash and cash equivalents	42,608	4.4	56,299	5.9
Other investments:
Policy loans	44,872	4.6	42,993	4.5
Equity securities	54,029	5.6	53,741	5.6
Mortgage loans	1,376	0.1	1,509	0.2
Real estate	8,503	0.9	8,496	0.9
Other long-term investments	56	—	57	—
Total cash, cash equivalents and investments	$969,686	100.0	$956,963	100.0
(1) Includes $5.2 million and $6.1 million of U.S. Government-sponsored enterprises at March 31, 2013, and December 31, 2012, respectively.

The Company increased holdings in investment grade municipals and corporate securities during the three months of 2013 while reducing holdings in U.S. Treasury and U.S. Government-sponsored enterprises due to the very low yield environment.  Cash and cash equivalents decreased as of March 31, 2013 due to timing of cash inflows and investment into marketable securities.

The held-to-maturity portfolio as of March 31, 2013, represented 20.6% of the total fixed maturity securities owned based upon carrying values, with the remaining 79.4% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2011
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$61,298	7.5	$60,752	7.7
AA	370,840	45.5	375,926	47.5
A	223,563	27.4	199,302	25.2
BBB	137,977	16.9	134,119	16.9
BB and other	21,711	2.7	21,429	2.7
Totals	$815,389	100.0	$791,528	100.0

The Company made new investments primarily in A rated state municipals and corporate bonds, primarily public utility issues.

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

The Company has no direct sovereign European debt exposure as of March 31, 2013.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of March 31, 2013, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	March 31, 2013
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$30,278	27,694	15,452	14,519	—	—	45,730	42,213	9.7
AA	95,032	89,546	148,749	139,004	12,051	11,146	255,832	239,696	55.4
A	34,628	34,127	89,918	87,919	6,148	6,160	130,694	128,206	29.6
BBB	1,789	1,774	15,439	15,079	1,028	1,042	18,256	17,895	4.1
BB and other	—	—	4,926	5,188	—	—	4,926	5,188	1.2
Total	$161,727	153,141	274,484	261,709	19,227	18,348	455,438	433,198	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

Municipals shown excluding third party guarantees

	March 31, 2013
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$30,278	27,694	15,452	14,519	—	—	45,730	42,213	9.7
AA	88,269	82,882	113,572	105,592	12,051	11,146	213,892	199,620	46.2
A	40,606	40,042	119,654	115,905	6,148	6,160	166,408	162,107	37.4
BBB	1,789	1,774	19,948	19,483	1,028	1,042	22,765	22,299	5.1
BB and other	785	749	5,858	6,210	—	—	6,643	6,959	1.6
Total	$161,727	153,141	274,484	261,709	19,227	18,348	455,438	433,198	100.0

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$98,999	95,123	21.7

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

The tables below represent the Company's exposure of municipal holdings in Louisiana and Texas, which exceed 10% of the total municipal portfolio as of March 31, 2013.

	March 31, 2013
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AA	$8,417	7,837	18,956	18,052	—	—	27,373	25,889
A	6,440	6,200	18,255	17,283	—	—	24,695	23,483
BBB	1,789	1,774	3,763	3,751	1,028	1,042	6,580	6,567
BB and other	—	—	4,926	5,188	—	—	4,926	5,188
Total	$16,646	15,811	45,900	44,274	1,028	1,042	63,574	61,127
Louisiana securities excluding third party guarantees
AA	$8,417	7,837	13,239	12,579	—	—	21,656	20,416
A	6,440	6,200	21,733	20,465	—	—	28,173	26,665
BBB	1,789	1,774	5,070	5,020	1,028	1,042	7,887	7,836
BB and other	—	—	5,858	6,210	—	—	5,858	6,210
Total	$16,646	15,811	45,900	44,274	1,028	1,042	63,574	61,127
Texas securities including third party guarantees
AAA	$30,278	27,694	9,082	8,467	—	—	39,360	36,161
AA	20,837	20,277	13,503	12,943	—	—	34,340	33,220
A	1,391	1,391	9,272	9,023	—	—	10,663	10,414
BBB	—	—	10,667	10,315	—	—	10,667	10,315
BB and other	—	—	—	—	—	—	—	—
Total	$52,506	49,362	42,524	40,748	—	—	95,030	90,110
Texas securities excluding third party guarantees
AAA	$30,278	27,695	9,082	8,467	—	—	39,360	36,162
AA	17,941	17,434	10,515	9,989	—	—	28,456	27,423
A	3,502	3,484	12,260	11,977	—	—	15,762	15,461
BBB	—	—	10,667	10,315	—	—	10,667	10,315
BB and other	785	749	—	—	—	—	785	749
Total	$52,506	49,362	42,524	40,748	—	—	95,030	90,110

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At March 31, 2013, total holdings of municipal securities in Louisiana represented 14.0% of all municipal holdings based upon fair value.  The Company also holds 20.9% of its municipal holdings in Texas issuers.  There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of March 31, 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

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

The Company did not recognize any other-than-temporary impairments for the three months ended March 31, 2013 or 2012.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments relative to our insurance operations to provide cash flow and did not do so during the first three months of 2013.  Our investments as of March 31, 2013, consist of 69.9% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $18.1 million and $15.2 million for the three months ended March 31, 2013 and 2012, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $32.0 million and $11.9 million for the three months ended March 31, 2013 and 2012, respectively. The investing

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

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

All insurance subsidiaries were above the RBC minimums at December 31, 2012.  The ratios of adjusted statutory capital to control level RBC are shown below.

December 31,
2012

CICA	553%
CNLIC	2,380%
SPFIC	421%
SPLIC	1,282%

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Form 10-K for the year ended December 31, 2012.  The Company does not have off-balance sheet arrangements at March 31, 2013, and does not expect any future effects on the Company's financial condition related to any such arrangements.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2013 and 2012. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements except as specifically noted below.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The nature of our business exposes us to market risk relative to our invested assets and policy liabilities.  Market risk is the risk of loss that may occur when changes in interest rates and public equity prices adversely affect the value of our invested assets.  Interest rate risk is our primary market risk exposure.  Substantial and sustained increases and decreases in market interest rates can affect the fair value of our investments.  The fair value of our fixed maturity portfolio generally increases when interest rates decrease and decreases when interest rates increase. For additional information regarding market risks to which we are subject, see "Item 1 Financial Statements - Note 5. Investments - Valuation of Investments in Fixed Maturity and Equity Securities" above.

The following table summarizes net unrealized gains and losses for the periods indicated.

	March 31, 2013			December 31, 2012
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)
Fixed maturities, available-for-sale	$603,947	647,682	43,735	559,736	604,520	44,784
Fixed maturities, held-to-maturity	167,707	174,966	7,259	187,008	193,739	6,731
Total fixed maturities	$771,654	822,648	50,994	746,744	798,259	51,515
Total equity securities	$52,553	54,029	1,476	52,744	53,741	997

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 88.0% of our investment portfolio based on carrying value as of March 31, 2013.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of March 31, 2013, were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond increased to 1.9% during the quarter ended March 31, 2013, from 1.8% at December 31, 2012.  Net unrealized gains on fixed maturity securities totaled $51.0 million at March 31, 2013, compared to $51.5 million at December 31, 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

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

There are no fixed maturities or other investments classified as trading instruments.  Approximately 78.7% of fixed maturities were held in available-for-sale and 21.3% in held-to-maturity based upon fair value at March 31, 2013.  At March 31, 2013, and December 31, 2012, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 5.8% of our total investments at March 31, 2013, with 98.2% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

During the three months ended March 31, 2013, there were no changes in the Company's internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

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

In 2007 and in the aftermath of Hurricane Katrina, the Attorney General for the State of Louisiana filed suit in the Civil District Court for the Parish of New Orleans (later removed to the United States District Court for the Eastern District of Louisiana) against SPFIC and every other homeowner insurer doing business in the State of Louisiana, on behalf of the State of Louisiana, as assignee, and on behalf of certain Road Home fund recipients.  In April 2013, SPFIC and the State of Louisiana reached a confidential settlement agreement resolving substantially all claims against SPFIC in the Road Home matter for approximately $183,000. This amount has been accrued in the March 31, 2013 financial statements and did not have a material impact on the consolidated financials.

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

Item 1A. RISK FACTORS

There are no updates to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 except as noted below.

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
March 31, 2013

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

By letter dated September 7, 2012, three state departments of treasury (or equivalent state agencies) notified the Company they intend to audit Citizens, Inc. and certain of its affiliates for compliance with unclaimed property laws.  As of December 31, 2012, all three states had agreed to allow the Company to complete its own internal audit during 2013. The Company is currently performing the internal audit related to unclaimed property for all legal reporting entities. This audit began in the prior year and based upon the review to date, we have identified certain policies that were part of acquisition conversions that have resulted in data reviews and policy accounting that has not followed our standard escheatment processes. There are certain policies that have been recorded as deposit-type contracts upon conversion that, due to lack of sufficient policyholder data and contact information, may be potential escheatment liabilities. This would result in a reclassification of the current related deposit liability to the escheatment liability account did not materially impact earnings. Due to the fact that these policies have been reserved without policyholder contact for an extended period of time they may likely be escheatable in the current year.

The audit may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of abandoned property.  At this time, the Company is not able to estimate any of these possible amounts, but such costs could be substantial for a company our size.

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

Our independent consultants are contractually obligated to comply with the laws and regulations of the jurisdictions in which they operate. Certain independent consultants in Colombia have indicated new laws to become effective in July 2013 could impede their routine activities relative to introducing new clients to company product offerings and facilitating renewal premium collections. We are unable to quantify the effect of the Colombian  law changes upon our business, but believe they could have an adverse impact upon the Colombian portion of our business.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On May 2, 2013, the Company issued a news release (the "Release") reporting, among things, results of operations for its first quarter of 2013.  A copy of the Release is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q.  Citizens also announced that it would hold a conference call to discuss its financial results at 9:00 a.m. Central Daylight Time on Friday, May 3, 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2013

Item 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1	News Release reporting first quarter results issued on May 2, 2013 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)
__________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer and Treasurer

Date:	May 2, 2013