Form 10-Q
period 2013-06-30
CITIZENS INC
filed 2013-08-06
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
___________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
or
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

As of August 2, 2013, the Registrant had 49,080,114 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands)

	June 30, 2013	December 31, 2012
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $630,177 and $559,736 in 2013 and 2012, respectively)	$649,109	604,520
Fixed maturities held-to-maturity, at amortized cost (fair value: $161,012 and $193,739 in 2013 and 2012, respectively)	159,208	187,008
Equity securities available-for-sale, at fair value (cost: $52,392 and $52,744 in 2013 and 2012, respectively)	52,699	53,741
Mortgage loans on real estate	687	1,509
Policy loans	45,824	42,993
Real estate held for investment (less $1,357 and $1,287 accumulated depreciation in 2013 and 2012, respectively)	8,509	8,496
Other long-term investments	56	57
Short-term investments	—	2,340
Total investments	916,092	900,664
Cash and cash equivalents	41,013	56,299
Accrued investment income	11,378	10,304
Reinsurance recoverable	6,673	9,651
Deferred policy acquisition costs	140,787	135,569
Cost of customer relationships acquired	24,474	25,116
Goodwill	17,160	17,160
Other intangible assets	865	879
Federal income tax receivable	224	270
Property and equipment, net	7,138	7,383
Due premiums, net (less $1,346 and $1,345 allowance for doubtful accounts in 2013 and 2012, respectively)	10,443	10,527
Prepaid expenses	1,335	344
Other assets	962	782
Total assets	$1,178,544	1,174,948

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts)

	June 30, 2013	December 31, 2012
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$795,886	762,319
Annuities	53,223	51,750
Accident and health	2,712	5,491
Dividend accumulations	12,821	11,962
Premiums paid in advance	29,811	27,455
Policy claims payable	8,809	11,015
Other policyholders' funds	8,010	9,440
Total policy liabilities	911,272	879,432
Commissions payable	2,195	2,606
Deferred federal income tax	6,796	17,301
Payable for securities in process of settlement	179	2,358
Other liabilities	9,457	10,143
Total liabilities	929,899	911,840
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 shares issued and outstanding in 2013 and 2012, including shares in treasury of 3,135,738 in 2013 and 2012	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2013 and 2012	3,184	3,184
Accumulated deficit	(15,172)	(17,335)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	12,261	28,887
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	248,645	263,108
Total liabilities and stockholders' equity	$1,178,544	1,174,948

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Three Months Ended June 30, (In thousands, except per share amounts) (Unaudited)

	2013		2012
Revenues:
Premiums:
Life insurance		$42,223		39,945
Accident and health insurance		406		417
Property insurance		1,205		1,234
Net investment income		9,265		7,612
Realized investment gains, net		82		246
Decrease in fair value of warrants		—		37
Other income		427		111
Total revenues		53,608		49,602
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		16,660		16,109
Increase in future policy benefit reserves		17,896		16,751
Policyholders' dividends		2,235		2,281
Total insurance benefits paid or provided		36,791		35,141
Commissions		10,429		9,731
Other general expenses		7,342		6,342
Capitalization of deferred policy acquisition costs		(7,672)		(7,044)
Amortization of deferred policy acquisition costs		4,363		4,433
Amortization of cost of customer relationships acquired		560		660
Total benefits and expenses		51,813		49,263
Income before federal income tax		1,795		339
Federal income tax expense (benefit)		488		(64)
Net income		1,307		403
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.03		0.01
Basic earnings per share of Class B common stock	0.01		—
Diluted earnings per share of Class A common stock	0.03		0.01
Diluted earnings per share of Class B common stock	0.01		—
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period		(25,544)		6,003
Reclassification adjustment for gains included in net income		(73)		(121)
Unrealized gains (losses) on available-for-sale securities, net		(25,617)		5,882
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale securities		(8,953)		2,063
Other comprehensive income (loss)		(16,664)		3,819
Comprehensive income (loss)		$(15,357)		4,222
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Six Months Ended June 30, (In thousands, except per share amounts) (Unaudited)

	2013		2012
Revenues:
Premiums:
Life insurance		$81,637		77,351
Accident and health insurance		755		830
Property insurance		2,382		2,511
Net investment income		17,654		15,189
Realized investment gains, net		113		344
Decrease in fair value of warrants		—		73
Other income		613		209
Total revenues		103,154		96,507
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		31,466		30,863
Increase in future policy benefit reserves		34,855		30,892
Policyholders' dividends		4,309		4,155
Total insurance benefits paid or provided		70,630		65,910
Commissions		19,487		18,395
Other general expenses		14,041		12,958
Capitalization of deferred policy acquisition costs		(14,034)		(12,983)
Amortization of deferred policy acquisition costs		8,989		8,559
Amortization of cost of customer relationships acquired		1,138		1,236
Total benefits and expenses		100,251		94,075
Income before federal income tax		2,903		2,432
Federal income tax expense		740		517
Net income		2,163		1,915
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.05		0.04
Basic earnings per share of Class B common stock	0.02		0.02
Diluted earnings per share of Class A common stock	0.05		0.04
Diluted earnings per share of Class B common stock	0.02		0.02
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period		(25,448)		8,564
Reclassification adjustment for gains included in net income		(104)		(207)
Unrealized gains (losses) on available-for-sale securities, net		(25,552)		8,357
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale securities		(8,926)		2,959
Other comprehensive income (loss)		(16,626)		5,398
Comprehensive income (loss)		$(14,463)		7,313
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Six Months Ended June 30, (In thousands) (Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$2,163	1,915
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on sale of investments and other assets	(113)	(344)
Net deferred policy acquisition costs	(5,045)	(4,424)
Amortization of cost of customer relationships acquired	1,138	1,236
Decrease in fair value of warrants	—	(73)
Depreciation	637	607
Amortization of premiums and discounts on investments	4,256	2,438
Deferred federal income tax benefit	(1,579)	(1,679)
Change in:
Accrued investment income	(1,074)	(899)
Reinsurance recoverable	2,978	476
Due premiums	84	399
Future policy benefit reserves	32,049	30,685
Other policyholders' liabilities	(421)	1,925
Federal income tax receivable	46	820
Commissions payable and other liabilities	(1,097)	(1,417)
Other, net	(1,008)	(1,515)
Net cash provided by operating activities	33,014	30,150
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	58	503
Maturities and calls of fixed maturities, available-for-sale	33,943	105,077
Maturities and calls of fixed maturities, held-to-maturity	26,465	115,630
Purchase of fixed maturities, available-for-sale	(109,596)	(118,558)
Purchase of fixed maturities, held-to-maturity	—	(94,276)
Calls of equity securities, available-for-sale	400	420
Principal payments on mortgage loans	822	22
Increase in policy loans, net	(2,831)	(2,024)
Sale of other long-term investments	1	4
Purchase of other long-term investments	(83)	(94)
Purchase of property and equipment	(321)	(350)
Maturity of short-term investments	2,841	—
Purchase of short-term investments	(531)	(2,378)
Net cash provided by (used in) investing activities	(48,832)	3,976

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Six Months Ended June 30, (In thousands) (Unaudited)

	2013	2012

Cash flows from financing activities:
Warrants exercised	$—	68
Annuity deposits	2,815	3,425
Annuity withdrawals	(2,283)	(1,958)
Net cash provided by financing activities	532	1,535
Net increase (decrease) in cash and cash equivalents	(15,286)	35,661
Cash and cash equivalents at beginning of year	56,299	33,255
Cash and cash equivalents at end of period	$41,013	68,916
Supplemental disclosures of operating activities:
Cash paid during the period for income taxes, net	$2,273	1,377

Supplemental Disclosures of Non-Cash Investing Activities:

None.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2013
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

The consolidated statements of financial position for June 30, 2013, and the consolidated statements of comprehensive income and cash flows for the three and six-month periods ended June 30, 2013 and 2012, have been prepared by the Company without audit.  In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2013 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2012.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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
June 30, 2013
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
June 30, 2013
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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended
	June 30, 2013
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$32,850	10,984	—	43,834
Net investment income	5,584	3,341	340	9,265
Realized investment gains, net	81	1	—	82
Other income	351	46	30	427
Total revenue	38,866	14,372	370	53,608
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	11,429	5,231	—	16,660
Increase in future policy benefit reserves	17,047	849	—	17,896
Policyholders' dividends	2,216	19	—	2,235
Total insurance benefits paid or provided	30,692	6,099	—	36,791
Commissions	6,697	3,732	—	10,429
Other general expenses	2,928	3,225	1,189	7,342
Capitalization of deferred policy acquisition costs	(6,170)	(1,502)	—	(7,672)
Amortization of deferred policy acquisition costs	3,870	493	—	4,363
Amortization of cost of customer relationships acquired	154	406	—	560
Total benefits and expenses	38,171	12,453	1,189	51,813
Income (loss) before income tax expense	$695	1,919	(819)	1,795

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2013
(Unaudited)

	Six Months Ended
	June 30, 2013
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$62,967	21,807	—	84,774
Net investment income	10,488	6,521	645	17,654
Realized investment gains, net	81	31	1	113
Other income	414	136	63	613
Total revenue	73,950	28,495	709	103,154
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	20,767	10,699	—	31,466
Increase in future policy benefit reserves	33,089	1,766	—	34,855
Policyholders' dividends	4,275	34	—	4,309
Total insurance benefits paid or provided	58,131	12,499	—	70,630
Commissions	12,276	7,211	—	19,487
Other general expenses	5,780	6,491	1,770	14,041
Capitalization of deferred policy acquisition costs	(11,256)	(2,778)	—	(14,034)
Amortization of deferred policy acquisition costs	7,855	1,134	—	8,989
Amortization of cost of customer relationships acquired	321	817	—	1,138
Total benefits and expenses	73,107	25,374	1,770	100,251
Income (loss) before income tax expense	$843	3,121	(1,061)	2,903

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2013
(Unaudited)

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
June 30, 2013
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2013
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	June 30, 2013	June 30, 2012
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$1,307	403
Net income allocated to Class A common stock	$1,293	399
Net income allocated to Class B common stock	14	4
Net income	$1,307	403
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	48,963
Weighted average shares of Class A outstanding - diluted	49,080	48,989
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$0.03	0.01
Basic earnings per share of Class B common stock	0.01	—
Diluted earnings per share of Class A common stock	0.03	0.01
Diluted earnings per share of Class B common stock	0.01	—

	Six Months Ended
	June 30, 2013	June 30, 2012
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$2,163	1,915
Net income allocated to Class A common stock	$2,141	1,895
Net income allocated to Class B common stock	22	20
Net income	$2,163	1,915
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	48,961
Weighted average shares of Class A outstanding - diluted	49,080	48,997
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$0.05	0.04
Basic earnings per share of Class B common stock	0.02	0.02
Diluted earnings per share of Class A common stock	0.05	0.04
Diluted earnings per share of Class B common stock	0.02	0.02

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2013
(Unaudited)

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 84.4% of total investments and cash and cash equivalents at June 30, 2013.

	June 30, 2013		December 31, 2012
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$808,317	84.4%	$791,528	82.7%
Equity securities	52,699	5.5%	53,741	5.6%
Mortgage loans	687	0.1%	1,509	0.2%
Policy loans	45,824	4.8%	42,993	4.5%
Real estate and other long-term investments	8,565	0.9%	8,553	0.9%
Short-term investments	—	—%	2,340	0.2%
Cash and cash equivalents	41,013	4.3%	56,299	5.9%
Total cash, cash equivalents and investments	$957,105	100.0%	$956,963	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2013
(Unaudited)

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities and equity securities as of the periods indicated.

	June 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$10,139	2,856	—	12,995
U.S. Government-sponsored enterprises	63,300	2,069	97	65,272
States and political subdivisions	347,580	10,582	9,170	348,992
Foreign governments	104	29	—	133
Corporate	204,613	13,729	1,394	216,948
Commercial mortgage-backed	349	13	—	362
Residential mortgage-backed	4,092	317	2	4,407
Total available-for-sale securities	630,177	29,595	10,663	649,109
Held-to-maturity securities:
U.S. Government-sponsored enterprises	10,446	248	5	10,689
States and political subdivisions	118,327	2,801	1,764	119,364
Corporate	30,435	606	82	30,959
Total held-to-maturity securities	159,208	3,655	1,851	161,012
Total fixed maturities	$789,385	33,250	12,514	810,121
Equity securities:
Stock mutual funds	$10,463	719	—	11,182
Bond mutual funds	41,505	15	732	40,788
Common stock	17	—	4	13
Preferred stock	407	309	—	716
Total equity securities	$52,392	1,043	736	52,699

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2013
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

At June 30, 2013, the Company had $4.4 million of mortgage-backed security holdings based on amortized cost, of which $4.1 million, or 93.2%, were residential U.S. Government-sponsored issues.  Mortgage-backed securities are also referred to as securities not due at a single maturity date throughout this report.  The majority of the Company's equity securities are diversified stock and bond mutual funds.

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
June 30, 2013
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

The Company did not recognize any other-than-temporary impairments ("OTTI") during the six months ended June 30, 2013 and 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2013
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	June 30, 2013
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
U.S. Government-sponsored enterprises	$8,676	97	7	—	—	—	8,676	97	7
States and political subdivisions	192,682	8,438	214	7,875	732	8	200,557	9,170	222
Corporate	44,184	1,394	30	—	—	—	44,184	1,394	30
Residential mortgage-backed	3	—	1	48	2	1	51	2	2
Total available-for-sale securities	245,545	9,929	252	7,923	734	9	253,468	10,663	261
Held-to-maturity securities:
U.S. Government-sponsored enterprises	3,908	5	2	—	—	—	3,908	5	2
States and political subdivisions	53,296	1,764	47	—	—	—	53,296	1,764	47
Corporate	5,496	82	4	—	—	—	5,496	82	4
Total held-to-maturity securities	62,700	1,851	53	—	—	—	62,700	1,851	53
Total fixed maturities	$308,245	11,780	305	7,923	734	9	316,168	12,514	314
Equity securities:
Bond mutual funds	$34,028	607	5	2,875	125	1	36,903	732	6
Common stocks	—	—	—	13	4	1	13	4	1
Total equities	$34,028	607	5	2,888	129	2	36,916	736	7

As of June 30, 2013, the Company had 9 fixed maturity available-for-sale securities and no held-to-maturity securities that were in an unrealized loss position for greater than 12 months.  These securities consisted of municipals and mortgage-backed securities. There is 1 bond mutual fund that is now in a loss position for greater than 12 months. This is a diversified U.S. Government bond fund that has a large percentage of mortgage exposure in Pass Thru and CMO security types which have refinanced in the current interest rate environment. The fund is comprised of only U.S. Government bond assets.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2013
(Unaudited)

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

We have reviewed these securities for the periods ended June 30, 2013 and December 31, 2012 and determined that no other-than-temporary impairment exists based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis, and future information may become available which could result in impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2013
(Unaudited)

The amortized cost and fair value of fixed maturity securities at June 30, 2013 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$236,253	242,160
Due after one year through five years	103,078	109,314
Due after five years through ten years	119,601	123,041
Due after ten years	166,804	169,825
Securities not due at a single maturity date	4,441	4,769
Total available-for-sale securities	630,177	649,109
Held-to-maturity securities:
Due in one year or less	11,206	10,854
Due after one year through five years	41,795	42,539
Due after five years through ten years	38,399	39,499
Due after ten years	67,808	68,120
Total held-to-maturity securities	159,208	161,012
Total fixed maturities	$789,385	810,121

The securities not due at a single maturity date are primarily mortgage-backed obligations of U.S. Government-sponsored enterprises and corporate securities.

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.  Proceeds and gross realized gains from sales of securities for the three and six months ended June 30, 2013 and 2012 are summarized as follows.

	Fixed Maturities Available-for-Sale				Equity Securities
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In thousands)
Proceeds	$—	—	58	503	—	—	—	—
Gross realized gains	$—	—	1	4	—	—	—	—
Gross realized losses	$—	—	—	3	—	—	—	—

During the six months ended June 30, 2013, one fixed maturity security was sold which resulted in a minimal realized gain. There were no securities sold at a loss during the three or six month periods ended June 30, 2013 or 2012. There were no securities sold from the held-to-maturity portfolio for the six months ended June 30, 2013 or 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2013
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2013
(Unaudited)

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	June 30, 2013
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,995	65,272	—	78,267
States and political subdivisions	—	348,992	—	348,992
Corporate	—	216,948	—	216,948
Commercial mortgage-backed	—	14	348	362
Residential mortgage-backed	—	4,407	—	4,407
Foreign governments	—	133	—	133
Total fixed maturities	12,995	635,766	348	649,109
Equity securities:
Stock mutual funds	11,182	—	—	11,182
Bond mutual funds	40,788	—	—	40,788
Common stock	13	—	—	13
Preferred stock	716	—	—	716
Total equity securities	52,699	—	—	52,699
Total financial assets	$65,694	635,766	348	701,808

	December 31, 2012
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$13,943	85,581	—	99,524
States and political subdivisions	—	282,262	—	282,262
Corporate	—	216,005	—	216,005
Commercial mortgage-backed	—	109	387	496
Residential mortgage-backed	—	6,092	—	6,092
Foreign governments	—	141	—	141
Total fixed maturities	13,943	590,190	387	604,520
Equity securities:
Stock mutual funds	10,685	—	—	10,685
Bond mutual funds	41,916	—	—	41,916
Common stock	15	—	—	15
Preferred stock	1,125	—	—	1,125
Total equity securities	53,741	—	—	53,741
Total financial assets	$67,684	590,190	387	658,261

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2013
(Unaudited)

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At June 30, 2013, our fixed maturity securities, valued using a third-party pricing source, totaled $635.8 million for Level 2 assets and comprised 90.6% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third-party pricing models and review model parameters for reasonableness.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding, and consist of two private placement mortgage-backed securities with a total value of $0.3 million.  Our Level 3 assets are current relative to principal and interest payments and are considered immaterial to our financial statements.  For the six months ended June 30, 2013, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

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

	June 30, 2013	December 31, 2012
	(In thousands)

Balance at beginning of period	$387	459
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	(4)	(6)
Principal paydowns	(35)	(66)
Transfer in and (out) of Level 3	—	—
Balance at end of period	$348	387

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
June 30, 2013
(Unaudited)

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$159,208	161,012	187,008	193,739
Mortgage loans	687	712	1,509	1,503
Policy loans	45,824	45,824	42,993	42,993
Short-term investments	—	—	2,340	2,340
Cash and cash equivalents	41,013	41,013	56,299	56,299
Financial liabilities:
Annuity benefit reserves	53,223	58,233	51,750	54,981

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential and commercial properties.  Weighted average interest rates for these loans were approximately 6.5% and 6.6% as of June 30, 2013 and December 31, 2012, respectively, with maturities ranging from 1 to 30 years.  Management estimated the fair value using an annual interest rate of 6.25% at June 30, 2013.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.7% as of June 30, 2013 and December 31, 2012, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature.  Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at June 30, 2013 using discounted cash flows based upon a swap rate curve with interest rates ranging from 0.35% to 3.63% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

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
June 30, 2013
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

In 2007 and in the aftermath of Hurricane Katrina, the Attorney General for the State of Louisiana filed suit against SPFIC and every other homeowner insurer doing business in the State of Louisiana, on behalf of the State of Louisiana and certain Road Home fund recipients.  In April 2013, SPFIC and the State of Louisiana reached a settlement agreement resolving all claims against SPFIC in the Road Home matter for approximately $183,000. This amount has been accrued in the June 30, 2013 financial statements and did not have a material impact on the consolidated financials.

The Company is currently performing an internal audit related to unclaimed property for all legal reporting entities. By letter dated July 2, 2013, the Company was informed that the Louisiana Department of Treasury has authorized an audit of Citizens, Inc. and its affiliates for compliance with unclaimed property laws. This audit is being conducted by Verus Financial LLC on behalf of the state.
These internal and external audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of abandoned property.  At this time, the Company is not able to estimate any of these possible amounts, but such costs could be substantial for a company our size.

(8) Income Taxes

The effective tax rate was 27.2% and (18.9)% for the second quarter and 25.5% and 21.3% for the six months ended June 30, 2013 and 2012, respectively.   In periods where our effective tax rate is lower than the statutory tax rate of 35%, the difference is primarily due to tax-exempt interest from state and local bonds. The effective tax rate is lower in 2012 compared to 2013 primarily due to 2012 pretax income being lower than in 2013 with tax-exempt income remaining relatively flat.

(9) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the six months ended June 30, 2013.  See our Annual Report on Form 10-K as of December 31, 2012 for a comprehensive discussion of related party transactions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

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
June 30, 2013

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

Overview

Citizens is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975.  Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of June 30, 2013, we had approximately $1.2 billion of total assets and approximately $5.0 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

Current Financial Highlights

Financial highlights for the three and six month periods ended June 30, 2013, compared to the same periods in 2012 were:

•
Insurance premiums rose for the three and six month periods ended June 30, 2013 to $43.8 million and $84.8 million in 2013 from $41.6 million and $80.7 million in 2012, an increase of 5.4% and 5.1% driven by increased sales and renewal premiums in our life insurance segment.

•
Net investment income increased 21.7% and 16.2% for the three and six month periods ended June 30, 2013 compared to 2012.  The average yield on the consolidated portfolio increased to an annualized rate of 4.03%, up from 3.77% for the same period in 2012, as prevailing interest rates rose modestly.  In addition, the increase in the invested assets due to premium revenue growth contributed to the growth in investment income.

•
Claims and surrenders expense increased 3.4% and 2.0% for the three and six months ended June 30, 2013 compared to 2012, primarily driven by surrender benefits. Claims reported in the life segment were lower in the current year and claims experience in the home service segment was relatively level.

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
June 30, 2013

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

	Six Months Ended June 30,
	2013			2012
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$171,646,782	2,840	$60,439	$150,810,098	2,669	$56,504
Home Service	98,310,532	14,330	6,873	107,567,079	15,390	6,989

Note:  All discussions of results of operations below compare or state results for the three and six-month periods ended June 30, 2013 compared to the three and six-month periods ended June 30, 2012.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Premiums:
Life insurance	$42,223	39,945	81,637	77,351
Accident and health insurance	406	417	755	830
Property insurance	1,205	1,234	2,382	2,511
Net investment income	9,265	7,612	17,654	15,189
Realized investment gains, net	82	246	113	344
Decrease in fair value of warrants	—	37	—	73
Other income	427	111	613	209
Total revenues	53,608	49,602	103,154	96,507
Exclude fair value adjustments of warrants	—	(37)	—	(73)
Total revenues excluding fair value adjustments	$53,608	49,565	103,154	96,434

Premium Income.  Premium income derived from life, accident and health, and property insurance sales increased 5.4% and 5.1% for the three and six months ended June 30, 2013 compared to the same periods ending June 30, 2012, primarily because of growth in the life segment as discussed under Segment Operations.

Net investment income performance is summarized as follows.

	June 30,	December 31,	June 30,
	2013	2012	2012
	(In thousands, except for %)
Net investment income, annualized	$35,309	31,725	30,378
Average invested assets, at amortized cost	875,868	832,552	806,835
Annualized yield on average invested assets	4.03%	3.81%	3.77%

Yields on invested assets vary between segment operations due to different portfolio mixes in the segments.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

Investment income from debt securities accounted for approximately 84.7% of total investment income for the three months ended June 30, 2013.   In addition, our equity securities portfolio is invested primarily in short duration bond mutual funds as these securities offer a competitive yield.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Gross investment income:
Fixed maturity securities	$8,240	6,657	15,696	13,199
Equity securities	481	451	925	1,009
Mortgage loans	28	18	48	45
Policy loans	882	803	1,704	1,613
Long-term investments	53	56	110	121
Other investment income	19	37	38	57
Total investment income	9,703	8,022	18,521	16,044
Investment expenses	(438)	(410)	(867)	(855)
Net investment income	$9,265	7,612	17,654	15,189

We have reduced bond holdings of U.S. Government-sponsored enterprises, such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), which comprised 9.3% of the total fixed maturity portfolio based on amortized cost at June 30, 2013 compared to 14.8% at December 31, 2012, due to the low yields in the current environment.  We have increased our investment purchases of corporate and municipal securities over the past several quarters, focusing on utility service sectors in corporate securities.  As a percent of the total, state and political subdivision holdings at June 30, 2013 increased to 59.0% and corporate holdings totaled 29.8% based upon amortized cost compared to 52.4% and 30.6% at December 31, 2012, respectively. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the improvement in investment income.

Change in Fair Value of Warrants.  Prior to 2013, the Company adjusted the liability related to its outstanding warrants to purchase shares of Class A common stock at each reporting date to reflect the current fair value of the warrants computed based on the Class A common stock value calculated using the Black-Scholes option pricing model.  As the Class A common stock value increased and decreased, the change in the warrant liability also would increase and decrease in inverse order.  The adjustment to fair value was recorded as an increase or decrease in the fair value of the warrants in the consolidated statement of operations.  The remaining warrants were the subject of a cashless exercise transaction whereby the Company issued 12,487 Class A shares on October 6, 2012. There were no warrants outstanding during 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

Benefits and Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$16,660	16,109	31,466	30,863
Increase in future policy benefit reserves	17,896	16,751	34,855	30,892
Policyholders' dividends	2,235	2,281	4,309	4,155
Total insurance benefits paid or provided	36,791	35,141	70,630	65,910
Commissions	10,429	9,731	19,487	18,395
Other general expenses	7,342	6,342	14,041	12,958
Capitalization of deferred policy acquisition costs	(7,672)	(7,044)	(14,034)	(12,983)
Amortization of deferred policy acquisition costs	4,363	4,433	8,989	8,559
Amortization of cost of customer relationships acquired	560	660	1,138	1,236
Total benefits and expenses	$51,813	49,263	100,251	94,075

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Death claims	$5,390	5,752	10,924	11,477
Surrender benefits	5,941	5,034	10,497	9,667
Endowments	3,999	4,153	7,588	7,633
Property claims	418	499	969	863
Accident and health benefits	119	63	167	138
Other policy benefits	793	608	1,321	1,085
Total claims and surrenders	$16,660	16,109	31,466	30,863

Increase in Future Policy Benefit Reserves.  The increase in future policy benefit reserves for the three and six months ended June 30, 2013, was influenced by higher reserves for policies issued as we continue to experience growth in new sales of endowment products, which require higher initial reserve levels than whole life products. Internationally, endowment sales have outpaced our whole life products for the past several years. We are experiencing a compounding of reserve increases as these policies build up reserves faster because of the shorter terms when compared to whole life products that build reserves over the expected mortality period.

Policyholder Dividends. The majority of our international policies are participating, and the dividends are factored into the premium rates charged.  As policy provisioned dividend rates generally increase each year that a policy is in force, dividend expense is expected to increase as this block of insurance becomes more seasoned.

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels by agents and associates. Commission expense for the three and six months ended June 30, 2013 increased due to higher first year premiums in the life segment compared to premium levels for the same periods ended June 30, 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized under current accounting guidance include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  The increase for the three and six months ended June 30, 2013, compared to the same periods in 2012 was the result of an increase in first year premium production in the current year, which increased capitalized amounts.  Though premium revenue increased for the first six months of 2013, it was primarily related to an increase in renewal premiums compared to the prior year.  Commissions paid on renewal premiums are significantly lower than those paid on first year business.

Amortization for the six months ended June 30, 2013, increased approximately $0.4 million compared to the same period in 2012. Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

Other General Expenses.  Expenses rose for the three and six months ended June 30, 2013, compared to the same period in 2012 as overall expenses increased because of higher employee health claims, as we are self-insured, and costs for temporary employees assisting on operations projects.

Federal Income Tax.  The effective tax rate for the three and six month periods ended June 30, 2013, were 27.2% and 25.5% versus (18.9)% and 21.3% in 2012, respectively.  Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.  See Note 8 - Income Taxes in the consolidated financial statements for further discussion.

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance of its segments based on net income or loss before income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Life Insurance	$695	(952)	843	(863)
Home Service Insurance	1,919	1,846	3,121	4,238
Other Non-Insurance Enterprises	(819)	(555)	(1,061)	(943)
Total	$1,795	339	2,903	2,432

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
June 30, 2013

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Country
Venezuela	$7,374	6,453	13,773	11,511
Columbia	5,634	5,622	11,617	11,215
Taiwan	3,715	3,530	7,589	7,351
Ecuador	3,823	3,650	7,205	6,823
Argentina	2,359	2,306	4,190	4,212
Other Non-U.S.	8,179	7,431	15,483	14,125
Total	$31,084	28,992	59,857	55,237

We continue to report increased sales in top producing countries as noted above. Our international business and premium collections could be impacted by future changes relative to laws, regulations or economic events in the countries from which we accept applications. In particular, there are recent law changes in Colombia that may impede the activities of our independent consultants. See "Item 1A. Risk Factors" for additional information.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
State
Texas	$694	1,113	1,338	2,354
Indiana	332	388	698	808
Mississippi	225	279	453	471
Missouri	143	189	285	351
Louisiana	133	91	255	219
Other States	855	705	1,190	1,475
Total	$2,382	2,765	4,219	5,678

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded this business to Puritan Life Insurance Company ("Puritan"), an unaffiliated insurance company under a coinsurance agreement, under which it assumes substantially all of our accident and health policies.  The premium amounts ceded under the coinsurance agreement for the six months ended June 30, 2013 and 2012 were $0.5 million and $2.0 million, respectively. The coinsurance agreement allows for full assumption by Puritan of this business upon approval by state insurance authorities. The decrease in premiums for the six months ended June 30, 2013 is due to the fact that Puritan received state approval in several states and intends to complete full assumption in 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
Premiums	$32,850	30,601	62,967	58,770
Net investment income	5,584	4,253	10,488	8,411
Realized investment gains, net	81	187	81	189
Other income	351	75	414	132
Total revenue	38,866	35,116	73,950	67,502
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	11,429	10,772	20,767	20,699
Increase in future policy benefit reserves	17,047	16,201	33,089	29,419
Policyholders' dividends	2,216	2,268	4,275	4,130
Total insurance benefits paid or provided	30,692	29,241	58,131	54,248
Commissions	6,697	5,990	12,276	11,012
Other general expenses	2,928	2,411	5,780	5,331
Capitalization of deferred policy acquisition costs	(6,170)	(5,507)	(11,256)	(10,019)
Amortization of deferred policy acquisition costs	3,870	3,749	7,855	7,400
Amortization of cost of customer relationships acquired	154	184	321	393
Total benefits and expenses	38,171	36,068	73,107	68,365
Income (loss) before income tax expense	$695	(952)	843	(863)

Premiums.  Premium revenues increased for the three and six month periods ended June 30, 2013, compared to the same period in 2012 . Growth in international renewal business, which is experiencing strong persistency as it ages accounted for 5.5% of the increase in each period. Higher first year premium revenues for the three and six months ended June 30, 2013, increased 18.7% and 18.4% driven by sales internationally with endowment to age sixty-five and the twenty-year endowment products being the top performers.

Life insurance premium breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Premiums:
First year	$5,095	4,293	9,033	7,632
Renewal	27,755	26,308	53,934	51,138
Total premiums	$32,850	30,601	62,967	58,770

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

Net Investment Income.  Net investment income increased as the impact of the sustained low interest rate environment has leveled and yields are beginning to rise modestly.

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2013	2012	2012
	(In thousands, except for %)
Net investment income, annualized	$20,976	17,828	16,822
Average invested assets, at amortized cost	$530,678	494,289	474,530
Annualized yield on average invested assets	3.95%	3.61%	3.55%

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Death claims	$1,485	1,786	2,714	3,766
Surrender benefits	5,217	4,305	9,267	8,343
Endowment benefits	3,994	4,147	7,579	7,620
Accident and health benefits	64	51	110	106
Other policy benefits	669	483	1,097	864
Total claims and surrenders	$11,429	10,772	20,767	20,699

•
Death claims expense was lower for the three and six months ended June 30, 2013 due to fewer reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

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

Increase in Future Policy Benefit Reserves.   Policy benefit reserves increased for the three and six months ended June 30, 2013 compared to the same period in 2012, from the effect of the current low interest rate environment on reserve development for policies issued and because we continue to experience growth in new sales of endowment products, which require higher initial reserve levels than whole life products. Endowment sales have become more popular with our international clients in the past few years, representing approximately 77% and 79% of total new first year premium in the six months ended June 30, 2013 and 2012, respectively.

Commissions.  Commission expense increased for the three and six months ended June 30, 2013, compared to the same periods in 2012.  This expense fluctuates directly with new premium revenues, which were higher for the periods in 2013 compared to 2012.  Commission rates paid to associates are higher on first year premium sales, which were up as noted above for the three and six months ended June 30, 2013, compared to 2012.  Renewal premiums for the three and six months, for which we pay commissions at lower rates, also rose.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

Other General Expenses.  The expenses are allocated by segment, based upon an annual expense study performed by the Company, and were up for the three and six months ended June 30, 2013, compared to the same period in 2012 as overall expenses increased related to employee health claims, as we are self-insured, and costs for temporary employees assisting on operations projects.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs increased for the three and six months ended June 30, 2013, due to higher first year premiums and an increase in renewal commissions paid compared to 2012 as discussed above.  DAC capitalization is directly correlated to fluctuations in first year commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for 2013 increased and is impacted by overall persistency related to this segment. As previously noted, persistency is monitored closely by the Company and was within expectations.

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
State
Louisiana	$10,482	10,486	20,856	20,812
Arkansas	425	438	861	965
Mississippi	122	111	240	221
Other States	229	226	437	464
Total	$11,258	11,261	22,394	22,462

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
Premiums	$10,984	10,995	21,807	21,922
Net investment income	3,341	3,075	6,521	6,230
Realized investment gains, net	1	40	31	127
Other income	46	6	136	12
Total revenue	14,372	14,116	28,495	28,291
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,231	5,337	10,699	10,164
Increase in future policy benefit reserves	849	550	1,766	1,473
Policyholders' dividends	19	13	34	25
Total insurance benefits paid or provided	6,099	5,900	12,499	11,662
Commissions	3,732	3,741	7,211	7,383
Other general expenses	3,225	3,006	6,491	5,970
Capitalization of deferred policy acquisition costs	(1,502)	(1,537)	(2,778)	(2,964)
Amortization of deferred policy acquisition costs	493	684	1,134	1,159
Amortization of cost of customer relationships acquired	406	476	817	843
Total benefits and expenses	12,453	12,270	25,374	24,053
Income before income tax expense	$1,919	1,846	3,121	4,238

Premiums.  Premiums were essentially flat for the three and six month periods ended June 30, 2013, as new business for this segment was offset by higher lapses in the current year compared to the same period in 2012.

Net Investment Income.  Net investment income for our home service insurance segment was as follows.

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2013	2012	2012
	(In thousands, except for %)
Net investment income, annualized	$13,042	12,724	12,460
Average invested assets, at amortized cost	294,073	291,229	289,373
Annualized yield on average invested assets	4.43%	4.37%	4.31%

Realized Investment Gains, Net.  Net realized gains for the three and six months ended June 30, 2013 and 2012, were due to calls of debt securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

Claims and Surrenders.  Claims and surrenders decreased slightly for the three months and increased for the six months ended June 30, 2013, compared to the same periods in 2012, as reported claims levels fluctuated compared to the prior year, but were within expected ranges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Death claims	$3,905	3,966	8,210	7,711
Surrender benefits	724	729	1,230	1,324
Endowment benefits	5	6	9	13
Property claims	418	499	969	863
Accident and health benefits	55	12	57	32
Other policy benefits	124	125	224	221
Total claims and surrenders	$5,231	5,337	10,699	10,164

•
Death claims expense increased for the six months in 2013, largely reflecting the release of $0.5 million of incurred but unreported death claims liability by the Company during the three months ended March 31, 2012. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•	Property claims increased 12.3% for the six months ended June 30, 2013 related to an increase in weather related claims reported in the first three months of 2013 compared to 2012.

Increase in Future Policy Benefit Reserves.  The increase in future policy benefit reserves for the three and six months ended June 30, 2013 was higher than the same period of 2012 due to an approximately $0.2 million decrease in reserves recorded in 2012 related to ungrouping of certain plans for reserve modeling assumptions.

Commissions.  Commission expense fluctuates based upon sales and premium volume and decreased slightly during 2013 compared to 2012 based upon premium levels reported.

Other General Expenses.  The expenses are allocated by segment based upon an annual expense study performed by the Company and increased between 2013 and 2012, as overall consolidated expenses increased related to employee health claims, as we are self-insured, and employee costs related to temporary employees assisting on operations projects.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs decreased slightly for the three and six months ended June 30, 2013, as commissions expense also decreased slightly during the period.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and six months ended in the current year decreased compared to the prior year as a change was made in 2012 relative to ungrouping certain plans for developing actuarial derived values which had an impact of increasing amortization for the six months ended by $0.4 million.

Other Non-Insurance Enterprises

This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP, which typically results in a segment loss.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

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

	June 30, 2013		December 31, 2012
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$88,713	9.3	$128,156	13.4
States and political subdivisions	467,319	48.8	407,896	42.6
Corporate	247,383	25.8	248,747	26.0
Mortgage-backed (1)	4,769	0.5	6,588	0.7
Foreign governments	133	—	141	—
Short-term investments	—	—	2,340	0.2
Total marketable securities	808,317	84.4	793,868	82.9
Cash and cash equivalents	41,013	4.3	56,299	5.9
Other investments:
Policy loans	45,824	4.8	42,993	4.5
Equity securities	52,699	5.5	53,741	5.6
Mortgage loans	687	0.1	1,509	0.2
Real estate	8,509	0.9	8,496	0.9
Other long-term investments	56	—	57	—
Total cash, cash equivalents and investments	$957,105	100.0	$956,963	100.0
(1) Includes $4.4 million and $6.1 million of U.S. Government-sponsored enterprises at June 30, 2013, and December 31, 2012, respectively.

The Company increased holdings in investment grade municipal securities during the six months of 2013 while reducing holdings in U.S. Treasury and U.S. Government-sponsored enterprises due to the very low yield environment.  Cash and cash equivalents decreased as of June 30, 2013 due to timing of cash inflows and investment into marketable securities. Mortgage loans decreased during the quarter ended June 30, 2013, because one loan totaling approximately $0.7 million was paid off.

The held-to-maturity portfolio as of June 30, 2013, represented 19.7% of the total fixed maturity securities owned based upon carrying values, with the remaining 80.3% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$58,848	7.3	$60,752	7.7
AA	365,634	45.2	375,926	47.5
A	239,833	29.7	199,302	25.2
BBB	126,337	15.6	134,119	16.9
BB and other	17,665	2.2	21,429	2.7
Totals	$808,317	100.0	$791,528	100.0

During the first six months of 2013 the Company made new investments primarily in A rated state municipals and corporate bonds, primarily public utility issues.

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

The Company has no direct sovereign European debt exposure as of June 30, 2013.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of June 30, 2013, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	June 30, 2013
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$29,179	27,623	14,896	14,485	—	—	44,075	42,108	9.0
AA	96,206	95,553	152,045	149,191	11,424	11,124	259,675	255,868	54.9
A	36,157	37,399	104,181	105,707	8,025	8,348	148,363	151,454	32.5
BBB	1,736	1,775	13,663	13,904	—	—	15,399	15,679	3.4
BB and other	—	—	844	798	—	—	844	798	0.2
Total	$163,278	162,350	285,629	284,085	19,449	19,472	468,356	465,907	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

Municipals shown excluding third party guarantees

	June 30, 2013
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$29,179	27,623	14,896	14,485	11,424	11,124	55,499	53,232	11.4
AA	88,998	88,150	115,908	113,830	7,010	7,307	211,916	209,287	44.9
A	42,617	44,056	131,391	131,898	1,015	1,041	175,023	176,995	38.0
BBB	1,736	1,775	21,668	22,053	—	—	23,404	23,828	5.1
BB and other	748	746	1,766	1,819	—	—	2,514	2,565	0.6
Total	$163,278	162,350	285,629	284,085	19,449	19,472	468,356	465,907	100.0

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$101,349	101,407	21.6

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

The tables below represent the Company's exposure of municipal holdings in Louisiana and Texas, which exceed 10% of the total municipal portfolio as of June 30, 2013.

	June 30, 2013
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AA	$8,298	7,829	24,480	24,466	—	—	32,778	32,295
A	6,070	6,199	19,276	18,957	1,016	1,041	26,362	26,197
BBB	1,736	1,775	—	—	—	—	1,736	1,775
BB and other	—	—	844	798	—	—	844	798
Total	$16,104	15,803	44,600	44,221	1,016	1,041	61,720	61,065
Louisiana securities excluding third party guarantees
AA	$8,298	7,829	16,671	16,949	—	—	24,969	24,778
A	6,070	6,199	21,246	20,436	—	—	27,316	26,635
BBB	1,736	1,775	4,917	5,018	1,016	1,041	7,669	7,834
BB and other	—	—	1,766	1,818	—	—	1,766	1,818
Total	$16,104	15,803	44,600	44,221	1,016	1,041	61,720	61,065
Texas securities including third party guarantees
AAA	$29,179	27,623	8,743	8,448	—	—	37,922	36,071
AA	21,696	22,124	13,432	13,279	—	—	35,128	35,403
A	1,350	1,386	11,485	11,497	—	—	12,835	12,883
BBB	—	—	10,203	10,289	—	—	10,203	10,289
BB and other	—	—	—	—	—	—	—	—
Total	$52,225	51,133	43,863	43,513	—	—	96,088	94,646
Texas securities excluding third party guarantees
AAA	$29,179	27,623	8,743	8,448	—	—	37,922	36,071
AA	18,188	18,535	10,533	10,331	—	—	28,721	28,866
A	4,110	4,229	14,384	14,444	—	—	18,494	18,673
BBB	—	—	10,203	10,290	—	—	10,203	10,290
BB and other	748	746	—	—	—	—	748	746
Total	$52,225	51,133	43,863	43,513	—	—	96,088	94,646

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At June 30, 2013, total holdings of municipal securities in Louisiana represented 13.2% of all municipal holdings based upon fair value.  The Company also holds 20.5% of its municipal holdings in Texas issuers.  There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of June 30, 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

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

The Company did not recognize any other-than-temporary impairments for the three and six months ended June 30, 2013 or 2012.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments relative to our insurance operations to provide cash flow and did not do so during the first six months of 2013.  Our investments as of June 30, 2013, consist of 70.9% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $33.0 million and $30.2 million for the six months ended June 30, 2013 and 2012, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $48.8 million for the six months ended June 30, 2013 compared to net cash inflows of $4.0 million for the six months ended June 30,

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

2012. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

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

December 31,
2012

CICA	551%
CNLIC	2,380%
SPFIC	421%
SPLIC	1,282%

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Form 10-K for the year ended December 31, 2012.  The Company does not have off-balance sheet arrangements at June 30, 2013, and does not expect any future effects on the Company's financial condition related to any such arrangements.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and six months ended June 30, 2013 and 2012. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements except as specifically noted below.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	June 30, 2013			December 31, 2012
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)
Fixed maturities, available-for-sale	$630,177	649,109	18,932	559,736	604,520	44,784
Fixed maturities, held-to-maturity	159,208	161,012	1,804	187,008	193,739	6,731
Total fixed maturities	$789,385	810,121	20,736	746,744	798,259	51,515
Total equity securities	$52,392	52,699	307	52,744	53,741	997

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 88.2% of our investment portfolio based on carrying value as of June 30, 2013.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of June 30, 2013, were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond increased to 2.5% during the quarter ended June 30, 2013, from 1.8% at December 31, 2012.  Net unrealized gains on fixed maturity securities totaled $20.8 million at June 30, 2013, compared to $51.5 million at December 31, 2012.

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  Approximately 80.1% of fixed maturities were held in available-for-sale and 19.9% in held-to-maturity based upon fair value at June 30, 2013.  At June 30, 2013, and December 31, 2012, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 5.8% of our total investments at June 30, 2013, with 98.6% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

Item 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure, among other things, that material information relating to our Company, including its consolidated subsidiaries, is made known to our officers who certify our financial reports and to the other members of our senior management and the Board of Directors.

Our Chief Executive Officer, Vice Chairman and Chief Financial Officer are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based upon an evaluation at the end of the period, the Chief Executive Officer, Vice Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

During the three months ended June 30, 2013, there were no changes in the Company's internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

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

In 2007 and in the aftermath of Hurricane Katrina, the Attorney General for the State of Louisiana filed suit against SPFIC and every other homeowner insurer doing business in the State of Louisiana, on behalf of the State of Louisiana and certain Road Home fund recipients.  In April 2013, SPFIC and the State of Louisiana reached a settlement agreement resolving all claims against SPFIC in the Road Home matter for approximately $183,000. This amount has been accrued in the June 30, 2013 financial statements and did not have a material impact on the consolidated financials.

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

The Company is currently performing an internal audit that began in 2012 related to unclaimed property for all legal reporting entities. By letter dated July 2, 2013 the Company was informed that the Louisiana Department of Treasury has authorized an audit of Citizens Inc. and its affiliates for compliance with unclaimed property laws. This audit is being conducted by Verus Financial LLC on behalf of the state.
Our internal audit and the external audit performed on behalf of Louisiana may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of abandoned property.  At this time, the Company is not able to estimate any of these possible amounts, but such costs could be substantial for a company our size.

Recent changes in Columbian law may impede the activities of our independent consultants in Colombia.

Our independent consultants are contractually obligated to comply with the laws and regulations of the jurisdictions in which they operate. Certain independent consultants in Colombia have indicated new laws that became effective in July 2013 could impede their routine activities relative to introducing new clients to company product offerings and facilitating renewal premium collections. We are unable to quantify the effect of the Colombian  law changes upon our business, but believe they could have an adverse impact upon the Colombian portion of our business. For the six months ended June 30, 2013, approximately 19% of our direct premiums from international clients was generated through our Colombian consultants See “Managements Discussion and Analysis of Financial Condition and Results of Operations - Segment Operations - Life Insurance - International Products.”

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On August 6, 2013, the Company issued a news release (the "Release") reporting, among things, results of operations for its second quarter of 2013.  A copy of the Release is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q.  Citizens also announced that it would hold a conference call to discuss its financial results at 10:00 a.m. Central Daylight Time on Wednesday, August 7, 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2013

Item 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer and Vice Chairman pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer and Vice Chairman pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1	News Release reporting second quarter and six months results issued on August 6, 2013 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)
__________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

		By:	/s/ Rick D. Riley
Rick D. Riley
Vice Chairman and President

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer and Treasurer

Date:	August 6, 2013