Form 10-Q
period 2013-09-30
CITIZENS INC
filed 2013-11-06
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
___________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
or
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

As of November 4, 2013, the Registrant had 49,080,114 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands)

	September 30, 2013	December 31, 2012
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $585,127 and $559,736 in 2013 and 2012, respectively)	$599,379	604,520
Fixed maturities held-to-maturity, at amortized cost (fair value: $221,115 and $193,739 in 2013 and 2012, respectively)	223,339	187,008
Equity securities available-for-sale, at fair value (cost: $52,392 and $52,744 in 2013 and 2012, respectively)	53,067	53,741
Mortgage loans on real estate	680	1,509
Policy loans	47,359	42,993
Real estate held for investment (less $1,392 and $1,287 accumulated depreciation in 2013 and 2012, respectively)	8,477	8,496
Other long-term investments	56	57
Short-term investments	—	2,340
Total investments	932,357	900,664
Cash and cash equivalents	41,687	56,299
Accrued investment income	11,740	10,304
Reinsurance recoverable	4,490	9,651
Deferred policy acquisition costs	143,131	135,569
Cost of customer relationships acquired	23,901	25,116
Goodwill	17,160	17,160
Other intangible assets	858	879
Federal income tax receivable	—	270
Property and equipment, net	6,920	7,383
Due premiums, net (less $1,296 and $1,345 allowance for doubtful accounts in 2013 and 2012, respectively)	9,994	10,527
Prepaid expenses	875	344
Other assets	1,001	782
Total assets	$1,194,114	1,174,948

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position, Continued (In thousands, except share amounts)

	September 30, 2013	December 31, 2012
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$812,824	762,319
Annuities	54,178	51,750
Accident and health	1,245	5,491
Dividend accumulations	13,234	11,962
Premiums paid in advance	30,504	27,455
Policy claims payable	8,044	11,015
Other policyholders' funds	8,006	9,440
Total policy liabilities	928,035	879,432
Commissions payable	2,096	2,606
Federal income tax payable	415	—
Deferred federal income tax	4,517	17,301
Payable for securities in process of settlement	1,712	2,358
Other liabilities	9,608	10,143
Total liabilities	946,383	911,840
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 shares issued and outstanding in 2013 and 2012, including shares in treasury of 3,135,738 in 2013 and 2012	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2013 and 2012	3,184	3,184
Accumulated deficit	(13,348)	(17,335)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	9,523	28,887
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	247,731	263,108
Total liabilities and stockholders' equity	$1,194,114	1,174,948

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Three Months Ended September 30, (In thousands, except per share amounts) (Unaudited)

	2013		2012
Revenues:
Premiums:
Life insurance		$42,091		41,257
Accident and health insurance		380		414
Property insurance		1,276		1,281
Net investment income		9,570		8,114
Realized investment gains, net		30		763
Decrease in fair value of warrants		—		241
Other income		269		112
Total revenues		53,616		52,182
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		16,763		15,627
Increase in future policy benefit reserves		17,398		16,901
Policyholders' dividends		2,362		2,600
Total insurance benefits paid or provided		36,523		35,128
Commissions		9,940		9,769
Other general expenses		6,163		6,055
Capitalization of deferred policy acquisition costs		(7,067)		(7,547)
Amortization of deferred policy acquisition costs		4,758		4,134
Amortization of cost of customer relationships acquired		681		598
Total benefits and expenses		50,998		48,137
Income before federal income tax		2,618		4,045
Federal income tax expense		794		1,134
Net income		1,824		2,911
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.03		0.06
Basic earnings per share of Class B common stock	0.02		0.03
Diluted earnings per share of Class A common stock	0.03		0.06
Diluted earnings per share of Class B common stock	0.02		0.03
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period		(4,128)		8,542
Reclassification adjustment for gains included in net income		(84)		(708)
Unrealized gains (losses) on available-for-sale securities, net		(4,212)		7,834
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale securities		(1,474)		2,878
Other comprehensive income (loss)		(2,738)		4,956
Comprehensive income (loss)		$(914)		7,867

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Nine Months Ended September 30, (In thousands, except per share amounts) (Unaudited)

	2013		2012
Revenues:
Premiums:
Life insurance		$123,728		118,608
Accident and health insurance		1,135		1,244
Property insurance		3,658		3,792
Net investment income		27,224		23,303
Realized investment gains, net		143		1,107
Decrease in fair value of warrants		—		314
Other income		882		321
Total revenues		156,770		148,689
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		48,229		46,490
Increase in future policy benefit reserves		52,253		47,793
Policyholders' dividends		6,671		6,755
Total insurance benefits paid or provided		107,153		101,038
Commissions		29,427		28,164
Other general expenses		20,204		19,013
Capitalization of deferred policy acquisition costs		(21,101)		(20,530)
Amortization of deferred policy acquisition costs		13,747		12,693
Amortization of cost of customer relationships acquired		1,819		1,834
Total benefits and expenses		151,249		142,212
Income before federal income tax		5,521		6,477
Federal income tax expense		1,534		1,651
Net income		3,987		4,826
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.08		0.10
Basic earnings per share of Class B common stock	0.04		0.05
Diluted earnings per share of Class A common stock	0.08		0.10
Diluted earnings per share of Class B common stock	0.04		0.05
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period		(29,576)		17,106
Reclassification adjustment for gains included in net income		(188)		(915)
Unrealized gains (losses) on available-for-sale securities, net		(29,764)		16,191
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale securities		(10,400)		5,837
Other comprehensive income (loss)		(19,364)		10,354
Comprehensive income (loss)		$(15,377)		15,180

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Nine Months Ended September 30, (In thousands) (Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$3,987	4,826
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on sale of investments and other assets	(143)	(1,107)
Net deferred policy acquisition costs	(7,354)	(7,837)
Amortization of cost of customer relationships acquired	1,819	1,834
Decrease in fair value of warrants	—	(314)
Depreciation	955	915
Amortization of premiums and discounts on investments	6,228	4,115
Deferred federal income tax benefit	(2,384)	(2,232)
Change in:
Accrued investment income	(1,436)	(2,391)
Reinsurance recoverable	5,161	334
Due premiums	533	(524)
Future policy benefit reserves	47,989	47,530
Other policyholders' liabilities	(84)	3,025
Federal income tax receivable	685	2,089
Commissions payable and other liabilities	(1,045)	(1,823)
Other, net	(581)	(846)
Net cash provided by operating activities	54,330	47,594
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	317	503
Maturities and calls of fixed maturities, available-for-sale	41,054	125,622
Maturities and calls of fixed maturities, held-to-maturity	37,213	154,630
Purchase of fixed maturities, available-for-sale	(71,818)	(184,728)
Purchase of fixed maturities, held-to-maturity	(75,386)	(138,756)
Sales of equity securities, available-for-sale	—	2,856
Calls of equity securities, available-for-sale	400	820
Principal payments on mortgage loans	829	36
Increase in policy loans, net	(4,366)	(3,694)
Sale of other long-term investments	1	4
Purchase of other long-term investments	(86)	(116)
Purchase of property and equipment	(386)	(402)
Maturity of short-term investments	2,841	2,000
Purchase of short-term investments	(531)	(2,378)
Net cash used in investing activities	(69,918)	(43,603)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Nine Months Ended September 30, (In thousands) (Unaudited)

	2013	2012

Cash flows from financing activities:
Warrants exercised	$—	822
Annuity deposits	4,293	4,769
Annuity withdrawals	(3,317)	(3,007)
Net cash provided by financing activities	976	2,584
Net increase (decrease) in cash and cash equivalents	(14,612)	6,575
Cash and cash equivalents at beginning of year	56,299	33,255
Cash and cash equivalents at end of period	$41,687	39,830
Supplemental disclosures of operating activities:
Cash paid during the period for income taxes, net	$3,232	1,794

Supplemental Disclosures of Non-Cash Investing Activities:

None.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2013
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

The consolidated statements of financial position for September 30, 2013, and the consolidated statements of comprehensive income for the three and nine month periods ended September 30, 2013 and 2012, and consolidated statement of cash flows for the nine-month periods ended September 30, 2013 and 2012, have been prepared by the Company without audit.  In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2013 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2012.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

We provide primarily life insurance and a small amount of health insurance policies through our insurance subsidiaries:  CICA, SPLIC, and CNLIC.  CICA and CNLIC issue ordinary whole-life policies, endowments, credit life and disability, burial insurance, pre-need policies, and accident and health related policies, throughout the Midwest and southern United States.  CICA also issues ordinary whole-life policies to non-U.S. residents.  SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi and SPFIC, a wholly-owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana.

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
September 30, 2013
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
September 30, 2013
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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended
	September 30, 2013
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$32,800	10,947	—	43,747
Net investment income	5,924	3,309	337	9,570
Realized investment gains, net	23	2	5	30
Other income	261	(7)	15	269
Total revenue	39,008	14,251	357	53,616
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	11,249	5,514	—	16,763
Increase in future policy benefit reserves	16,756	642	—	17,398
Policyholders' dividends	2,343	19	—	2,362
Total insurance benefits paid or provided	30,348	6,175	—	36,523
Commissions	6,282	3,658	—	9,940
Other general expenses	2,780	3,205	178	6,163
Capitalization of deferred policy acquisition costs	(5,685)	(1,382)	—	(7,067)
Amortization of deferred policy acquisition costs	3,947	811	—	4,758
Amortization of cost of customer relationships acquired	171	510	—	681
Total benefits and expenses	37,843	12,977	178	50,998
Income before income tax expense	$1,165	1,274	179	2,618

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2013
(Unaudited)

	Nine Months Ended
	September 30, 2013
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$95,767	32,754	—	128,521
Net investment income	16,412	9,830	982	27,224
Realized investment gains, net	104	33	6	143
Other income	675	129	78	882
Total revenue	112,958	42,746	1,066	156,770
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	32,016	16,213	—	48,229
Increase in future policy benefit reserves	49,845	2,408	—	52,253
Policyholders' dividends	6,618	53	—	6,671
Total insurance benefits paid or provided	88,479	18,674	—	107,153
Commissions	18,558	10,869	—	29,427
Other general expenses	8,560	9,696	1,948	20,204
Capitalization of deferred policy acquisition costs	(16,941)	(4,160)	—	(21,101)
Amortization of deferred policy acquisition costs	11,802	1,945	—	13,747
Amortization of cost of customer relationships acquired	492	1,327	—	1,819
Total benefits and expenses	110,950	38,351	1,948	151,249
Income (loss) before income tax expense	$2,008	4,395	(882)	5,521

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2013
(Unaudited)

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
September 30, 2013
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2013
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	September 30, 2013	September 30, 2012
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$1,824	2,911
Net income allocated to Class A common stock	$1,806	2,882
Net income allocated to Class B common stock	18	29
Net income	$1,824	2,911
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,019
Weighted average shares of Class A outstanding - diluted	49,080	49,030
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$0.03	0.06
Basic earnings per share of Class B common stock	0.02	0.03
Diluted earnings per share of Class A common stock	0.03	0.06
Diluted earnings per share of Class B common stock	0.02	0.03

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$3,987	4,826
Net income allocated to Class A common stock	$3,947	4,777
Net income allocated to Class B common stock	40	49
Net income	$3,987	4,826
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	48,962
Weighted average shares of Class A outstanding - diluted	49,080	48,972
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$0.08	0.10
Basic earnings per share of Class B common stock	0.04	0.05
Diluted earnings per share of Class A common stock	0.08	0.10
Diluted earnings per share of Class B common stock	0.04	0.05

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2013
(Unaudited)

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 84.4% of total investments and cash and cash equivalents at September 30, 2013.

	September 30, 2013		December 31, 2012
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$822,718	84.4%	$791,528	82.7%
Equity securities	53,067	5.4%	53,741	5.6%
Mortgage loans	680	0.1%	1,509	0.2%
Policy loans	47,359	4.9%	42,993	4.5%
Real estate and other long-term investments	8,533	0.9%	8,553	0.9%
Short-term investments	—	—%	2,340	0.2%
Cash and cash equivalents	41,687	4.3%	56,299	5.9%
Total cash, cash equivalents and investments	$974,044	100.0%	$956,963	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2013
(Unaudited)

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities and equity securities as of the periods indicated.

	September 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$10,124	2,679	—	12,803
U.S. Government-sponsored enterprises	62,949	1,510	152	64,307
States and political subdivisions	320,691	8,195	9,964	318,922
Foreign governments	104	27	—	131
Corporate	187,120	13,093	1,442	198,771
Commercial mortgage-backed	318	11	—	329
Residential mortgage-backed	3,821	297	2	4,116
Total available-for-sale securities	585,127	25,812	11,560	599,379
Held-to-maturity securities:
U.S. Government-sponsored enterprises	8,909	283	—	9,192
States and political subdivisions	176,686	2,461	5,407	173,740
Corporate	37,744	752	313	38,183
Total held-to-maturity securities	223,339	3,496	5,720	221,115
Total fixed maturities	$808,466	29,308	17,280	820,494
Equity securities:
Stock mutual funds	$10,463	1,022	—	11,485
Bond mutual funds	41,504	23	672	40,855
Common stock	17	—	3	14
Preferred stock	408	305	—	713
Total equity securities	$52,392	1,350	675	53,067

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2013
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

At September 30, 2013, the Company had $4.1 million of mortgage-backed security holdings based on amortized cost, of which $3.8 million, or 92.7%, were residential U.S. Government-sponsored issues.  Mortgage-backed securities are also referred to as securities not due at a single maturity date throughout this report.  The majority of the Company's equity securities are diversified stock and bond mutual funds.

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
September 30, 2013
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

The Company did not recognize any other-than-temporary impairments ("OTTI") during the nine months ended September 30, 2013 and 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2013
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	September 30, 2013
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
U.S. Government-sponsored enterprises	$11,609	152	8	—	—	—	11,609	152	8
States and political subdivisions	148,560	8,662	163	13,375	1,302	15	161,935	9,964	178
Corporate	39,735	1,098	25	2,434	344	2	42,169	1,442	27
Commercial mortgage-backed	4	—	1	46	2	1	50	2	2
Total available-for-sale securities	199,908	9,912	197	15,855	1,648	18	215,763	11,560	215
Held-to-maturity securities:
States and political subdivisions	88,943	4,453	106	14,394	954	17	103,337	5,407	123
Corporate	7,390	313	6	—	—	—	7,390	313	6
Total held-to-maturity securities	96,333	4,766	112	14,394	954	17	110,727	5,720	129
Total fixed maturities	$296,241	14,678	309	30,249	2,602	35	326,490	17,280	344
Equity securities:
Bond mutual funds	$30,904	307	4	6,058	365	2	36,962	672	6
Common stocks	—	—	—	13	3	1	13	3	1
Total equities	$30,904	307	4	6,071	368	3	36,975	675	7

As of September 30, 2013, the Company had 18 fixed maturity available-for-sale securities and 17 held-to-maturity securities that were in an unrealized loss position for greater than 12 months.  These securities consisted of municipals, corporates and mortgage-backed securities. There are two bond mutual funds and one common stock that are now in a loss position for greater than 12 months. These are diversified U.S. Government bond funds that have a large percentage of mortgage exposure in Pass Thru and CMO security types which have refinanced in the current interest rate environment. The funds are comprised of only U.S. Government bond assets.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2013
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

We have reviewed these securities for the periods ended September 30, 2013 and December 31, 2012 and determined that no other-than-temporary impairment exists based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis, and future information may become available which could result in impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2013
(Unaudited)

The amortized cost and fair value of fixed maturity securities at September 30, 2013 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$5,077	5,142
Due after one year through five years	110,617	117,370
Due after five years through ten years	99,777	102,778
Due after ten years	365,517	369,644
Securities not due at a single maturity date	4,139	4,445
Total available-for-sale securities	585,127	599,379
Held-to-maturity securities:
Due in one year or less	3,783	3,834
Due after one year through five years	43,808	44,518
Due after five years through ten years	45,721	46,413
Due after ten years	130,027	126,350
Total held-to-maturity securities	223,339	221,115
Total fixed maturities	$808,466	820,494

The securities not due at a single maturity date are primarily mortgage-backed obligations of U.S. Government-sponsored enterprises and corporate securities.

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.  Proceeds and gross realized gains from sales of securities for the three and nine months ended September 30, 2013 and 2012 are summarized as follows.

	Fixed Maturities Available-for-Sale				Equity Securities
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In thousands)
Proceeds	$259	—	317	503	—	2,856	—	2,856
Gross realized gains	$7	—	8	4	—	632	—	632
Gross realized losses	$1	—	1	3	—	—	—	—

During the nine months ended September 30, 2013, four fixed maturity security was sold which resulted in minimal realized gains and losses. There was one previously impaired equity stock mutual fund security sold during the three and nine month period ended September 30, 2012 which resulted in a realized gain of $0.6 million. There were no securities sold from the held-to-maturity portfolio for the three or nine months ended September 30, 2013 or 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2013
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2013
(Unaudited)

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	September 30, 2013
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,803	64,307	—	77,110
States and political subdivisions	—	318,922	—	318,922
Corporate	—	198,771	—	198,771
Commercial mortgage-backed	—	—	329	329
Residential mortgage-backed	—	4,116	—	4,116
Foreign governments	—	131	—	131
Total fixed maturities	12,803	586,247	329	599,379
Equity securities:
Stock mutual funds	11,485	—	—	11,485
Bond mutual funds	40,855	—	—	40,855
Common stock	14	—	—	14
Preferred stock	713	—	—	713
Total equity securities	53,067	—	—	53,067
Total financial assets	$65,870	586,247	329	652,446

	December 31, 2012
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$13,943	85,581	—	99,524
States and political subdivisions	—	282,262	—	282,262
Corporate	—	216,005	—	216,005
Commercial mortgage-backed	—	109	387	496
Residential mortgage-backed	—	6,092	—	6,092
Foreign governments	—	141	—	141
Total fixed maturities	13,943	590,190	387	604,520
Equity securities:
Stock mutual funds	10,685	—	—	10,685
Bond mutual funds	41,916	—	—	41,916
Common stock	15	—	—	15
Preferred stock	1,125	—	—	1,125
Total equity securities	53,741	—	—	53,741
Total financial assets	$67,684	590,190	387	658,261

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2013
(Unaudited)

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At September 30, 2013, our fixed maturity securities, valued using a third-party pricing source, totaled $586.2 million for Level 2 assets and comprised 89.9% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third-party pricing models and review model parameters for reasonableness.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding, and consist of two private placement mortgage-backed securities with a total value of $0.3 million.  Our Level 3 assets are current relative to principal and interest payments and are considered immaterial to our financial statements.  For the nine months ended September 30, 2013, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

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

	September 30, 2013	December 31, 2012
	(In thousands)

Balance at beginning of period	$387	459
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	(5)	(6)
Principal paydowns	(53)	(66)
Transfer in and (out) of Level 3	—	—
Balance at end of period	$329	387

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
September 30, 2013
(Unaudited)

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$223,339	221,115	187,008	193,739
Mortgage loans	680	704	1,509	1,503
Policy loans	47,359	47,359	42,993	42,993
Short-term investments	—	—	2,340	2,340
Cash and cash equivalents	41,687	41,687	56,299	56,299
Financial liabilities:
Annuity benefit reserves	54,178	58,196	51,750	54,981

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential and commercial properties.  Weighted average interest rates for these loans were approximately 6.4% and 6.6% as of September 30, 2013 and December 31, 2012, respectively, with maturities ranging from 1 to 30 years.  Management estimated the fair value using an annual interest rate of 6.25% at September 30, 2013.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.7% as of September 30, 2013 and December 31, 2012, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature.  Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at September 30, 2013 using discounted cash flows based upon a swap rate curve with interest rates ranging from 0.33% to 4.19% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

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
September 30, 2013
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

In 2007 and in the aftermath of Hurricane Katrina, the Attorney General for the State of Louisiana filed suit against SPFIC and every other homeowner insurer doing business in the State of Louisiana, on behalf of the State of Louisiana and certain Road Home fund recipients.  On July 18, 2013, a full and final settlement was reached between SPFIC and the State of Louisiana resolving all claims against SPFIC in the Road Home matter for approximately $183,000. This amount did not have a material impact on the consolidated financials.

The Company is currently performing an internal audit related to unclaimed property for all legal reporting entities. By letters dated July 2, 2013 and August 20, 2013, the Company was informed by the Louisiana Department of Treasury and Arkansas Auditor of State, respectively, that they authorized an audit of Citizens, Inc. and its affiliates for compliance with unclaimed property laws. This audit is being conducted by Verus Financial LLC on behalf of the states.
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

(8) Income Taxes

The effective tax rate was 30.3% and 28.0% for the third quarter and 27.8% and 25.5% for the nine months ended September 30, 2013 and 2012, respectively.   In periods where our effective tax rate is lower than the statutory tax rate of 35%, the difference is primarily due to tax-exempt interest from state and local bonds.

(9) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the nine months ended September 30, 2013.  See our Annual Report on Form 10-K as of December 31, 2012 for a comprehensive discussion of related party transactions.

(10) Subsequent Events

Subsequent to the reporting date of September 30, 2013, the Company entered into a purchase agreement with Magnolia Guaranty Life Insurance Company ("MGLIC") in the amount of $5.2 million. This agreement is dependent upon a due diligence review that will be completed within ninety days of the execution date of the agreement. MGLIC is a Mississippi Company that began writing business in 1992 and issues primarily industrial life policies in the state of Mississippi. The company had approximately $8.0 million of admitted assets as of December 31, 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

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
September 30, 2013

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

Overview

Citizens is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975.  Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of September 30, 2013, we had approximately $1.2 billion of total assets and approximately $5.0 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

Current Acquisition Activity

Subsequent to the reporting date of September 30, 2013, the Company entered into a purchase agreement with Magnolia Guaranty Life Insurance Company ("MGLIC") to purchase the company in the amount of $5.2 million. This agreement is dependent upon a due diligence review that will be completed within ninety days of the execution date of the agreement. MGLIC is a Mississippi Company that began writing business in 1992 and issues primarily industrial life policies in the state of Mississippi. The company had approximately $8.0 million of admitted assets as of December 31, 2012.

Current Financial Highlights

Financial highlights for the three and nine month periods ended September 30, 2013, compared to the same periods in 2012 were:

•
Insurance premiums rose for the three and nine month periods ended September 30, 2013 to $43.7 million and $128.5 million in 2013 from $43.0 million and $123.6 million in 2012, an increase of 1.9% and 3.9% driven by increased sales and renewal premiums in our life insurance segment.

•
Net investment income increased 17.9% and 16.8% for the three and nine month periods ended September 30, 2013 compared to 2012.  The average yield on the consolidated portfolio increased to an annualized rate of 4.10%, up from 3.74% for the same period in 2012, as prevailing interest rates rose modestly.  In addition, the increase in the invested assets due to premium revenue growth contributed to the growth in investment income.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

•
Claims and surrenders expense increased 7.3% and 3.7% for the three and nine months ended September 30, 2013 compared to 2012, primarily driven by surrender benefits. Claims reported in the life segment were lower for the nine months in the current year and claims experience in the home service segment was impacted by Hurricane Isaac in 2012 and seasonal weather activity in the current year.

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

	Nine Months Ended September 30,
	2013			2012
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$262,191,318	4,418	$59,346	$243,529,971	4,234	$57,518
Home Service	141,523,143	20,617	6,864	151,309,545	21,895	6,911

Note:  All discussions of results of operations below compare or state results for the three and nine-month periods ended September 30, 2013 compared to the three and nine-month periods ended September 30, 2012.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Premiums:
Life insurance	$42,091	41,257	123,728	118,608
Accident and health insurance	380	414	1,135	1,244
Property insurance	1,276	1,281	3,658	3,792
Net investment income	9,570	8,114	27,224	23,303
Realized investment gains, net	30	763	143	1,107
Decrease in fair value of warrants	—	241	—	314
Other income	269	112	882	321
Total revenues	53,616	52,182	156,770	148,689
Exclude fair value adjustments of warrants	—	(241)	—	(314)
Total revenues excluding fair value adjustments	$53,616	51,941	156,770	148,375

Premium Income.  Premium income derived from life, accident and health, and property insurance sales increased 1.9% and 3.9% for the three and nine months ended September 30, 2013 compared to the same periods ending September 30, 2012, primarily because of growth in the life segment as discussed under Segment Operations.

Net investment income performance is summarized as follows.

	September 30,	December 31,	September 30,
	2013	2012	2012
	(In thousands, except for %)
Net investment income, annualized	$36,299	31,725	31,071
Average invested assets, at amortized cost	886,157	832,552	829,936
Annualized yield on average invested assets	4.10%	3.81%	3.74%

Yields on invested assets vary between segment operations due to different portfolio mixes within each segment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

Investment income from debt securities accounted for approximately 85.0% of total investment income for the nine months ended September 30, 2013.   In addition, our equity securities portfolio is invested primarily in short duration bond mutual funds as these securities offer a competitive yield.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Gross investment income:
Fixed maturity securities	$8,634	7,048	24,330	20,247
Equity securities	420	487	1,345	1,496
Mortgage loans	10	31	58	76
Policy loans	956	841	2,660	2,454
Long-term investments	60	96	170	217
Other investment income	12	19	50	76
Total investment income	10,092	8,522	28,613	24,566
Investment expenses	(522)	(408)	(1,389)	(1,263)
Net investment income	$9,570	8,114	27,224	23,303

We have reduced bond holdings of U.S. Government-sponsored enterprises, such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), which comprised 8.9% of the total fixed maturity portfolio based on amortized cost at September 30, 2013 compared to 14.8% at December 31, 2012, due to the low yields in the current environment.  We have increased our investment purchases of corporate and municipal securities over the past several quarters, focusing on utility service sectors in corporate securities.  As a percent of the total, state and political subdivision holdings at September 30, 2013 increased to 61.5% and corporate holdings totaled 27.8% based upon amortized cost compared to 52.4% and 30.6% at December 31, 2012, respectively. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the improvement in investment income.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

Benefits and Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$16,763	15,627	48,229	46,490
Increase in future policy benefit reserves	17,398	16,901	52,253	47,793
Policyholders' dividends	2,362	2,600	6,671	6,755
Total insurance benefits paid or provided	36,523	35,128	107,153	101,038
Commissions	9,940	9,769	29,427	28,164
Other general expenses	6,163	6,055	20,204	19,013
Capitalization of deferred policy acquisition costs	(7,067)	(7,547)	(21,101)	(20,530)
Amortization of deferred policy acquisition costs	4,758	4,134	13,747	12,693
Amortization of cost of customer relationships acquired	681	598	1,819	1,834
Total benefits and expenses	$50,998	48,137	151,249	142,212

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Death claims	$5,494	5,053	16,418	16,530
Surrender benefits	6,028	5,068	16,525	14,735
Endowments	3,927	3,812	11,515	11,445
Property claims	613	1,017	1,582	1,880
Accident and health benefits	117	91	284	229
Other policy benefits	584	586	1,905	1,671
Total claims and surrenders	$16,763	15,627	48,229	46,490

Increase in Future Policy Benefit Reserves.  The increase in future policy benefit reserves for the three and nine months ended September 30, 2013, was influenced by higher reserves for policies issued as we continue to experience growth in new sales of endowment products, which require higher initial reserve levels than whole life products. Internationally, endowment sales have outpaced our whole life products for the past several years. We are experiencing a compounding of reserve increases as these policies build up reserves faster because of the shorter terms when compared to whole life products that build reserves over the expected mortality period.

Policyholder Dividends. The majority of our international policies are participating, and the dividends are factored into the premium rates charged.

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels by agents and associates. Commission expense for the three and nine months ended September 30, 2013 increased due to higher premiums in the life segment compared to premium levels for the same periods ended September 30, 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized under current accounting guidance include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  The decrease for the three months ended September 30, 2013, compared to the same period in 2012 was the result of a decrease in first year premium production in the current year, which decreased capitalized amounts.  Total premium revenue increased for the nine months ended of 2013, and was primarily related to the increase in renewal premiums compared to the prior year.  Commissions paid on renewal premiums are significantly lower than those paid on first year business.

Amortization for the nine months ended September 30, 2013, increased approximately $1.0 million compared to the same period in 2012. The increase was primarily driven by the life segment as CICA experienced lower persistency in 2013 compared to 2012. Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

Other General Expenses.  Expenses rose for the three and nine months ended September 30, 2013, compared to the same period in 2012 as overall expenses increased because of higher employee health claims of approximately $0.5 million, as we are self-insured, and costs for temporary employees assisting on operations projects totaling $0.1 million, and the Road Home settlement of $0.2 million.

Federal Income Tax.  The effective tax rate for the three and nine month periods ended September 30, 2013, were 30.3% and 27.8% versus 28.0% and 25.5% in 2012, respectively.  Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.  See Note 8 - Income Taxes in the consolidated financial statements for further discussion.

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance of its segments based on net income or loss before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Life Insurance	$1,165	2,355	2,008	1,492
Home Service Insurance	1,274	1,566	4,395	5,804
Other Non-Insurance Enterprises	179	124	(882)	(819)
Total	$2,618	4,045	5,521	6,477

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
September 30, 2013

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Country
Venezuela	$6,590	6,059	20,363	17,570
Colombia	6,291	5,847	17,908	17,062
Taiwan	3,182	3,402	10,771	10,753
Ecuador	3,607	3,482	10,812	10,305
Argentina	2,464	2,738	6,654	6,950
Other Non-U.S.	8,898	8,365	24,381	22,490
Total	$31,032	29,893	90,889	85,130

We continue to report strong first year and renewal premiums in our top producing countries as noted above. Our international business and premium collections could be impacted by future changes relative to laws, regulations or economic events in the countries from which we accept applications. In particular, there are recent law changes in Colombia that may impede the activities of our independent consultants. See "Item 1A. Risk Factors" for additional information.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
State
Texas	$703	1,200	2,041	3,554
Indiana	401	410	1,099	1,218
Missouri	127	138	412	489
Kentucky	108	121	350	381
Louisiana	(39)	181	216	400
Other States	172	1,040	1,573	2,726
Total	$1,472	3,090	5,691	8,768

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded this business to Puritan Life Insurance Company ("Puritan"), an unaffiliated insurance company under a coinsurance agreement, under which it assumes substantially all of our accident and health policies.  The premium amounts ceded under the coinsurance agreement for the nine months ended September 30, 2013 and 2012 were $37,000 and $2.9 million, respectively. The coinsurance agreement allows for full assumption by Puritan of this business upon approval by state insurance authorities. The decrease in premiums for the nine months ended September 30, 2013 was due to the fact that Puritan received state approval in Texas and several other states and intends to complete full assumption in 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
Premiums	$32,800	31,876	95,767	90,646
Net investment income	5,924	4,538	16,412	12,949
Realized investment gains, net	23	720	104	909
Other income	261	56	675	188
Total revenue	39,008	37,190	112,958	104,692
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	11,249	10,213	32,016	30,912
Increase in future policy benefit reserves	16,756	16,058	49,845	45,477
Policyholders' dividends	2,343	2,395	6,618	6,525
Total insurance benefits paid or provided	30,348	28,666	88,479	82,914
Commissions	6,282	6,115	18,558	17,127
Other general expenses	2,780	2,622	8,560	7,953
Capitalization of deferred policy acquisition costs	(5,685)	(6,090)	(16,941)	(16,109)
Amortization of deferred policy acquisition costs	3,947	3,358	11,802	10,758
Amortization of cost of customer relationships acquired	171	164	492	557
Total benefits and expenses	37,843	34,835	110,950	103,200
Income before income tax expense	$1,165	2,355	2,008	1,492

Premiums.  Premium revenues increased for the three and nine month periods ended September 30, 2013, compared to the same periods in 2012. Growth in renewal business was 4.5% and 5.1% for the three and nine periods. First year premium revenues decreased 5.9% primarily due to lower new business from Venezuela and Colombia and increased 8.8% for the three and nine months ended September 30, 2013, driven by sales internationally with endowment to age sixty-five and the twenty-year endowment products continuing to be the top performers in the current year.

Life insurance premium breakout is detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Premiums:
First year	$4,703	4,997	13,736	12,629
Renewal	28,097	26,879	82,031	78,017
Total premiums	$32,800	31,876	95,767	90,646

The first year premium decrease in the three months ended September 30, 2013 compared to 2012 was driven by a decline of approximately $0.5 million from Venezuela and Colombia but was offset by increased new business from Brazil, Dominican Republic, Uruguay, Paraguay and Honduras totaling $0.2 million. We experience some variation relative to timing of collections

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

as all premiums are paid to us in U.S. dollars by foreign clients who may be exposed to currency fluctuations and conversion controls in their countries.

Net Investment Income.  Net investment income increased as the impact of the sustained low interest rate environment has leveled and yields are beginning to rise modestly.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2013	2012	2012
	(In thousands, except for %)
Net investment income, annualized	$21,883	17,828	17,265
Average invested assets, at amortized cost	$541,937	494,289	489,730
Annualized yield on average invested assets	4.04%	3.61%	3.53%

Realized investment gains, net. Realized gains in the current year are related primarily to fixed maturity issuer bond calls. Realized gains for the three and nine months ended 2012, relate primarily to the sale of one stock mutual fund holding that had been previously impaired.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Death claims	$1,587	1,466	4,301	5,232
Surrender benefits	5,180	4,403	14,447	12,746
Endowment benefits	3,923	3,806	11,502	11,426
Accident and health benefits	82	74	192	180
Other policy benefits	477	464	1,574	1,328
Total claims and surrenders	$11,249	10,213	32,016	30,912

•
Death claims expense was higher for the three months and lower for the nine months ended September 30, 2013 due to normal fluctuations in reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

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

Increase in Future Policy Benefit Reserves.   Policy benefit reserves increased for the three and nine months ended September 30, 2013 compared to the same period in 2012, from the effect of the current low interest rate environment on reserve development for policies issued and because we continue to experience growth in new sales of endowment products, which require higher initial reserve levels than whole life products. Endowment sales have become more popular with our international clients in the past few years, representing approximately 79% and 80% of total new first year premium in the nine months ended September 30, 2013 and 2012, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

Commissions.  Commission expense increased for the three and nine months ended September 30, 2013, compared to the same periods in 2012.  This expense fluctuates directly with new premium revenues, which were higher for the periods in 2013 compared to 2012.  Commission rates paid to associates are higher on first year premium sales, which were up as noted above for the nine months ended September 30, 2013, compared to 2012.  Renewal premiums for the three and nine months, for which we pay commissions at lower rates, also rose.

Other General Expenses.  The expenses are allocated by segment, based upon an annual expense study performed by the Company, and were up for the three and nine months ended September 30, 2013, compared to the same period in 2012 as overall expenses increased related to employee health claims, as we are self-insured, and costs for temporary employees assisting on operations projects.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs decreased for the three months and increased for nine months ended September 30, 2013, due primarily to variances in first year premiums and renewal commissions paid compared to 2012 as discussed above.  DAC capitalization is directly correlated to fluctuations in first year commissions.

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
State
Louisiana	$10,463	10,514	31,319	31,326
Arkansas	419	481	1,280	1,446
Mississippi	126	116	366	337
Other States	228	231	665	695
Total	$11,236	11,342	33,630	33,804

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

We provide final expense ordinary life insurance and annuity products primarily to middle and lower income individuals primarily in Louisiana, Mississippi and Arkansas.  New products were approved for sale in Mississippi in 2012 and we expect to increase sales as we expand our marketing force in this state. The new potential acquisition of Magnolia Life Insurance Company which is currently in the due diligence process will also enhance our Mississippi pre-need focus. This acquisition target company has reported approximately $2.1 million in annual premium revenue based upon the company's 2012 statutory accounting.

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
Premiums	$10,947	11,076	32,754	32,998
Net investment income	3,309	3,273	9,830	9,503
Realized investment gains, net	2	43	33	170
Other income	(7)	5	129	17
Total revenue	14,251	14,397	42,746	42,688
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,514	5,414	16,213	15,578
Increase in future policy benefit reserves	642	843	2,408	2,316
Policyholders' dividends	19	205	53	230
Total insurance benefits paid or provided	6,175	6,462	18,674	18,124
Commissions	3,658	3,654	10,869	11,037
Other general expenses	3,205	2,962	9,696	8,932
Capitalization of deferred policy acquisition costs	(1,382)	(1,457)	(4,160)	(4,421)
Amortization of deferred policy acquisition costs	811	776	1,945	1,935
Amortization of cost of customer relationships acquired	510	434	1,327	1,277
Total benefits and expenses	12,977	12,831	38,351	36,884
Income before income tax expense	$1,274	1,566	4,395	5,804

Premiums.  Premiums were down slightly for the three and nine month periods ended September 30, 2013, as new business for this segment was offset by higher lapses in the current year compared to the same period in 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

Net Investment Income.  Net investment income for our home service insurance segment was as follows.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2013	2012	2012
	(In thousands, except for %)
Net investment income, annualized	$13,107	12,724	12,671
Average invested assets, at amortized cost	293,071	291,229	293,374
Annualized yield on average invested assets	4.47%	4.37%	4.32%

Realized Investment Gains, Net.  Net realized gains for the three and nine months ended September 30, 2013 and 2012, were due to calls of debt securities.

Claims and Surrenders.  Claims and surrenders increased for the three and nine months ended September 30, 2013, compared to the same periods in 2012, as reported claims levels fluctuated compared to the prior year, but were within expected ranges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Death claims	$3,907	3,587	12,117	11,298
Surrender benefits	848	665	2,078	1,989
Endowment benefits	4	6	13	19
Property claims	613	1,017	1,582	1,880
Accident and health benefits	35	17	92	49
Other policy benefits	107	122	331	343
Total claims and surrenders	$5,514	5,414	16,213	15,578

•
Death claims expense increased for the three and nine months in 2013, largely due to higher reported deaths in the three months ended of 2013 and the release of $0.5 million of incurred but unreported death claims liability by the Company during the nine months ended 2012. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•
Property claims decreased 39.7% and 15.9% for the three and nine months ended September 30, 2013 compared to 2012. For the three and nine months ended September 30, 2012, the Company recorded $0.5 million of claims expense related to Hurricane Isaac. We experienced some increased claims reported during the three and nine months ended in 2013 related to seasonal weather events.

Increase in Future Policy Benefit Reserves.  The decrease in future policy benefit reserves for the three months ended September 30, 2013 is due to higher lapses, in addition the nine months ended for 2012 reflects approximately $0.2 million decrease in reserves recorded related to ungrouping of certain plans for reserve modeling assumptions.

Commissions.  Commission expense fluctuates based upon sales and premium volume and was within expected ranges in 2013 compared to 2012 based upon premium levels reported.

Other General Expenses.  The expenses are allocated by segment based upon an annual expense study performed by the Company and increased between 2013 and 2012, as overall consolidated expenses increased related to employee health claims, as we are self-insured, and employee costs related to temporary employees assisting on operations projects.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs decreased for the three and nine months ended September 30, 2013, as commissions expense varied during the periods related to premiums received.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and nine months ended in the current year increased due to lower persistency which resulted in higher amortization compared to the prior year. A change was made in 2012 relative to ungrouping certain plans for developing actuarial derived values which had an impact of increasing amortization for the nine months ended by $0.4 million.

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
September 30, 2013

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested cash, cash equivalents and investments.

	September 30, 2013		December 31, 2012
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$86,019	8.8	$128,156	13.4
States and political subdivisions	495,608	50.9	407,896	42.6
Corporate	236,515	24.3	248,747	26.0
Mortgage-backed (1)	4,445	0.4	6,588	0.7
Foreign governments	131	—	141	—
Short-term investments	—	—	2,340	0.2
Total marketable securities	822,718	84.4	793,868	82.9
Cash and cash equivalents	41,687	4.3	56,299	5.9
Other investments:
Policy loans	47,359	4.9	42,993	4.5
Equity securities	53,067	5.4	53,741	5.6
Mortgage loans	680	0.1	1,509	0.2
Real estate	8,477	0.9	8,496	0.9
Other long-term investments	56	—	57	—
Total cash, cash equivalents and investments	$974,044	100.0	$956,963	100.0
(1) Includes $4.1 million and $6.1 million of U.S. Government-sponsored enterprises at September 30, 2013, and December 31, 2012, respectively.

The Company increased holdings in investment grade municipal securities during the nine months of 2013 while reducing holdings in U.S. Treasury and U.S. Government-sponsored enterprises due to the very low yield environment.  Cash and cash equivalents decreased as of September 30, 2013 due to timing of cash inflows and investment into marketable securities. Mortgage loans decreased for the nine months ended September 30, 2013, because one loan totaling approximately $0.7 million was paid off.

The held-to-maturity portfolio as of September 30, 2013, represented 27.1% of the total fixed maturity securities owned based upon carrying values, with the remaining 72.9% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$66,828	8.1	$60,752	7.7
AA	363,725	44.2	375,926	47.5
A	244,181	29.7	199,302	25.2
BBB	126,596	15.4	134,119	16.9
BB and other	21,388	2.6	21,429	2.7
Totals	$822,718	100.0	$791,528	100.0

During the nine months ended of 2013, the Company made new investments primarily in A rated state municipals and corporate bonds, primarily public utility issues.

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

The Company has no direct sovereign European debt exposure as of September 30, 2013.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of September 30, 2013, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	September 30, 2013
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$37,194	36,092	14,816	14,603	—	—	52,010	50,695	10.2
AA	93,528	94,557	153,359	151,936	11,544	11,398	258,431	257,891	51.9
A	35,464	37,651	117,066	120,168	7,935	8,327	160,465	166,146	33.4
BBB	1,709	1,773	13,578	13,873	796	824	16,083	16,470	3.3
BB and other	—	—	5,673	6,175	—	—	5,673	6,175	1.2
Total	$167,895	170,073	304,492	306,755	20,275	20,549	492,662	497,377	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

Municipals shown excluding third party guarantees

	September 30, 2013
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$12,558	12,589	560	547	—	—	13,118	13,136	2.6
AA	98,338	98,278	110,621	109,873	11,544	11,398	220,503	219,549	44.2
A	53,015	55,125	158,928	161,193	7,935	8,327	219,878	224,645	45.2
BBB	3,984	4,081	28,710	28,967	796	824	33,490	33,872	6.8
BB and other	—	—	5,673	6,175	—	—	5,673	6,175	1.2
Total	$167,895	170,073	304,492	306,755	20,275	20,549	492,662	497,377	100.0

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as of September 30, 2013, as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$111,970	112,943	22.7

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

The tables below represent the Company's exposure of municipal holdings in Louisiana and Texas, which exceed 10% of the total municipal portfolio as of September 30, 2013.

	September 30, 2013
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AA	$8,198	7,783	21,249	20,939	—	—	29,447	28,722
A	5,966	6,199	18,279	18,044	1,011	1,040	25,256	25,283
BBB	1,709	1,773	—	—	—	—	1,709	1,773
BB and other	—	—	4,633	5,186	—	—	4,633	5,186
Total	$15,873	15,755	44,161	44,169	1,011	1,040	61,045	60,964
Louisiana securities excluding third party guarantees
AA	$8,198	7,783	15,143	15,008	—	—	23,341	22,791
A	5,966	6,199	18,260	17,944	1,011	1,040	25,237	25,183
BBB	1,709	1,773	6,125	6,031	—	—	7,834	7,804
BB and other	—	—	4,633	5,186	—	—	4,633	5,186
Total	$15,873	15,755	44,161	44,169	1,011	1,040	61,045	60,964
Texas securities including third party guarantees
AAA	$32,579	31,589	8,564	8,429	—	—	41,143	40,018
AA	21,202	21,768	14,752	14,705	—	—	35,954	36,473
A	1,243	1,273	14,770	14,740	—	—	16,013	16,013
BBB	—	—	10,099	10,263	—	—	10,099	10,263
BB and other	—	—	—	—	—	—	—	—
Total	$55,024	54,630	48,185	48,137	—	—	103,209	102,767
Texas securities excluding third party guarantees
AAA	$8,505	8,602	560	548	—	—	9,065	9,150
AA	41,861	41,242	18,774	18,579	—	—	60,635	59,821
A	4,658	4,786	18,752	18,747	—	—	23,410	23,533
BBB	—	—	10,099	10,263	—	—	10,099	10,263
BB and other	—	—	—	—	—	—	—	—
Total	$55,024	54,630	48,185	48,137	—	—	103,209	102,767

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At September 30, 2013, total holdings of municipal securities in Louisiana represented 12.4% of all municipal holdings based upon fair value.  The Company also holds 20.9% of its municipal holdings in Texas issuers.  There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of September 30, 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

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

The Company did not recognize any other-than-temporary impairments for the three and nine months ended September 30, 2013 or 2012.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments relative to our insurance operations to provide cash flow and did not do so during the first nine months of 2013.  Our investments as of September 30, 2013, consist of 64.3% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $54.3 million and $47.6 million for the nine months ended September 30, 2013 and 2012, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

activities totaled $69.9 million for the nine months ended September 30, 2013 compared to net cash inflows of $43.6 million for the nine months ended September 30, 2012. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

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

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Form 10-K for the year ended December 31, 2012.  The Company does not have off-balance sheet arrangements at September 30, 2013, and does not expect any future effects on the Company's financial condition related to any such arrangements.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2013 and 2012. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements except as specifically noted below.

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	September 30, 2013			December 31, 2012
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)
Fixed maturities, available-for-sale	$585,127	599,379	14,252	559,736	604,520	44,784
Fixed maturities, held-to-maturity	223,339	221,115	(2,224)	187,008	193,739	6,731
Total fixed maturities	$808,466	820,494	12,028	746,744	798,259	51,515
Total equity securities	$52,392	53,067	675	52,744	53,741	997

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 88.2% of our investment portfolio based on carrying value as of September 30, 2013.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of September 30, 2013, were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond increased to 2.6% during the quarter ended September 30, 2013, from 1.8% at December 31, 2012.   Net unrealized gains on fixed maturity securities totaled $12.0 million at September 30, 2013, compared to $51.5 million at December 31, 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  Approximately 73.1% of fixed maturities were held in available-for-sale and 26.9% in held-to-maturity based upon fair value at September 30, 2013.  At September 30, 2013, and December 31, 2012, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 5.7% of our total investments at September 30, 2013, with 98.6% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

During the three months ended September 30, 2013, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

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

In 2007 and in the aftermath of Hurricane Katrina, the Attorney General for the State of Louisiana filed suit against SPFIC and every other homeowner insurer doing business in the State of Louisiana, on behalf of the State of Louisiana and certain Road Home fund recipients.  On July 18, 2013, a full and final settlement was reached between SPFIC and the State of Louisiana resolving all claims against SPFIC in the Road Home matter for approximately $183,000. This amount did not have a material impact on the consolidated financials.

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

The Company is currently performing an internal audit related to unclaimed property for all legal reporting entities. By letters dated July 2, 2013 and August 20, 2013, the Company was informed by the Louisiana Department of Treasury and Arkansas Auditor of State, respectively, that they authorized an audit of Citizens, Inc. and its affiliates for compliance with unclaimed property laws. This audit is being conducted by Verus Financial LLC on behalf of the states.
Our internal audit and the external audit performed on behalf of Louisiana and Arkansas may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of abandoned property.  At this time, the Company is not able to estimate any of these possible amounts, but such costs could be substantial for a company our size.

Recent changes in Colombian law may impede the activities of our independent consultants in Colombia.

Our independent consultants are contractually obligated to comply with the laws and regulations of the jurisdictions in which they operate. Certain independent consultants in Colombia have indicated new laws that became effective in July 2013 could impede their routine activities relative to introducing new clients to company product offerings and facilitating renewal premium collections. We are unable to quantify the effect of the Colombian  law changes upon our business, but believe they could have an adverse impact upon the Colombian portion of our business. For the nine months ended September 30, 2013, approximately 20% of our direct premiums from international clients was generated through our Colombian consultants See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Segment Operations - Life Insurance - International Products.”

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On November 6, 2013, the Company issued a news release (the "Release") reporting, among things, results of operations for its third quarter of 2013.  A copy of the Release is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q.  Citizens also announced that it would hold a conference call to discuss its financial results at 11:00 a.m. Central Standard Time on Thursday, November 7, 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2013

Item 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer and Vice Chairman pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer and Vice Chairman pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1	News Release reporting third quarter and nine months results issued on 11/6/2013 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)
__________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

		By:	/s/ Rick D. Riley
Rick D. Riley
Vice Chairman and President

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer and Treasurer

Date:	November 6, 2013