Form 10-K
period 2013-12-31
CITIZENS INC
filed 2014-03-11
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K). ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐    Accelerated filer ☒  Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (As defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

As of June 30, 2013, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $274,062,031.

Number of shares of common stock outstanding as of March 3, 2014.
Class A:  49,080,114
Class B:    1,001,714

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates by reference certain portions of the definitive proxy materials to be delivered to stockholders in connection with the 2014 Annual Meeting of Shareholders.

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

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company's products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;

•	Changes in statutory or U.S. GAAP accounting principles, policies or practices, and

•	Our success at managing risks involved in the foregoing.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.   BUSINESS

Overview

Citizens, Inc. (“Citizens”) is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  We had approximately $1.2 billion of assets at December 31, 2013 and approximately $4.6 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

Our business has grown, both internationally and domestically, in recent years.  Revenues rose from $188.1 million in 2009 to $213.6 million in 2013.  During the five years ended December 31, 2013, our assets grew from $916.6 million to $1.2 billion.  Total stockholders' equity increased from $209.1 million at December 31, 2009 to $245.8 million at December 31, 2013.  See Item 6.  "Selected Financial Data" in this Report.

The following pages describe the operations of our three business segments:  Life Insurance, Home Service and Other Non-Insurance Enterprises.  Revenues derived from any single customer did not exceed 10% of consolidated revenues in any of the last three years.

Life Insurance

Our Life Insurance segment issues ordinary whole life insurance domestically and in U.S. Dollar-denominated amounts to foreign residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured.  Additionally, endowment contracts are issued by the Company, which are principally accumulation contracts that incorporate an element of life insurance protection.  For the majority of our business, we retain only the first $100,000 of risk on any one life, reinsuring the remainder of the risk.  We operate this segment through our subsidiaries:  CICA Life Insurance Company of America ("CICA") and Citizens National Life Insurance Company ("CNLIC").

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

We have implemented several policies and procedures to reduce the risks of asset and premium loss relating to our international business.  Approvals for policy issuance are made in our Austin, Texas office and policies are issued and delivered to our independent consultants, who deliver the policies to the insureds.  We have no offices, employees or assets outside of the United States.  Insurance policy applications and premium payments are submitted by the independent consultants or customers to us, and we review the applications in our home offices in Austin, Texas.  Premiums are paid in U.S. Dollars through a U.S. financial institution by check, wire or credit card.  The policies we issue contain limitations on benefits for certain causes of death, such as homicide and careless driving.  We have also developed disciplined underwriting criteria, which include medical reviews of applicants as well as background and reference checks.  In addition, we have a claims policy that requires investigation of substantially all death claims.  Furthermore, we perform background reviews and reference checks of prospective marketing firms and consultants.

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

Our international products have living benefit features.  Every policy contains guaranteed cash values and is participating (i.e., provides for cash dividends as apportioned by the board of directors).  Once a policyowner pays the annual premium and the policy is issued, the owner becomes entitled to a cash dividend as well as an annual guaranteed endowment, if elected.  The policyowner has several options with regard to the dividend and annual guaranteed endowments, including the right to assign policy values to the Citizens, Inc. Stock Investment Plan, registered under the Securities Act of 1933 (the "Securities Act"), and administered in the United States by our unaffiliated transfer agent.

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

In the Mountain West, Midwest and the southern United States, we seek to serve middle income households through the sale of cash accumulation ordinary whole life insurance products.  Our distribution strategy is through marketing consultants, comprised primarily of part-time, second-career sales associates (such as teachers, coaches, community leaders and others) in rural and urban areas.  Over the past few years, new product sales have been modest while existing policies have been running off at a greater pace compressing the block of insurance in force.

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

Home Service Insurance

Our Home Service segment operates in this market through our subsidiaries Security Plan Life Insurance Company ("SPLIC") and Security Plan Fire Insurance Company ("SPFIC"), and focuses on the life insurance needs of the middle and lower income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through a home service marketing distribution system of approximately 300 employee-agents who work on a route system and through over 55 funeral homes and

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

independent agents to sell policies, collect premiums and service policyholders.  To a lesser extent, our Home Service segment sells limited-liability, named peril property policies covering dwelling and contents.

Home Service Products and Competition

Our home service insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs.  The average life insurance policy face amount issued was approximately $6,800 in 2013; therefore, the underwriting performed on these applications is limited.  Our property coverages are limited to $30,000 maximum coverage on any one dwelling and contents, while content-only coverage and dwelling-only coverage is limited to $20,000.   We face competition in Louisiana, Mississippi and Arkansas from other companies specializing in home service distribution of insurance.  We seek to compete based upon our emphasis on personal service to our customers.  We intend to continue premium growth within this segment via direct sales and acquisitions.

Other Non-Insurance Enterprises

Other Non-insurance Enterprises includes Computing Technology, Inc., which provides data processing services to the Company, and Insurance Investors, Inc., which provides aviation transportation to the Company.  This segment also includes the results of Citizens, Inc., the parent Company.

Operations and Technology

Our administrative operations principally serve our life insurance segment and are conducted primarily at our executive offices in Austin, Texas through approximately 120 administrative, operating and underwriting personnel.  Our Home Service operations are conducted to a large degree from our district offices in Louisiana, Arkansas and Mississippi, as well as our support center in Donaldsonville, Louisiana through approximately 65 operations personnel.  At our executive offices, we also perform policy design, marketing oversight, underwriting, accounting and reporting, customer service, administration and investing activities.

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

Regulation

Our U.S. insurance operations are subject to a wide variety of laws and regulations.  State insurance laws establish supervisory agencies with broad regulatory authority to regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of each state in which they are licensed.  In addition, U.S. laws, such as the USA Patriot Act of 2001, the Foreign Corrupt Practices Act (“FCPA”), the Gramm-Leach-Bliley Act of 1999, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act ("the Dodd-Frank Act"), are examples of U.S. regulations that affect our business.  We are subject to comprehensive regulations under the USA Patriot Act with respect to money laundering, as well as federal regulations regarding privacy and confidentiality.  Our insurance products and thus our businesses also are affected by U.S. federal, state and local tax laws.  The Dodd-Frank Act focuses on financial reform and may result in significant changes to the regulation of institutions operating in the financial services industry, including the Company.  Legislative or regulatory requirements imposed by or promulgated in connection with this Act may make it more expensive for the Company to conduct its business, may have a material adverse effect on the overall business climate and could materially affect the profitability of the results of operations and financial condition of financial institutions. The Company is uncertain as to all of the impacts this legislation will have and cannot provide assurance it will not adversely affect its results of operations and financial condition.  In general, government regulation at the federal level may increase and may result in unpredictable consequences for the Company.  In addition, other federal laws and regulations apply to us in areas such as pension regulations, privacy, tort reform and taxation.

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

The government of a foreign country could determine its residents may not buy life insurance from us unless we became qualified to do business in that country or unless our policies purchased by its residents receive prior approval from its insurance regulators.  Also, new laws or regulations could be implemented or new applications of existing laws or regulations could occur, which could result in the cessation of marketing activities by our independent marketing firms and consultants.  From time to time we have become aware of new foreign laws, regulations or new interpretations of foreign laws or regulations that may have an adverse effect on the marketing efforts of our foreign independent marketing firms and consultants.  See the risk factor on page 13 titled "Recent changes in Colombian law may impede the activities of our independent consultants in Colombia." We cannot assure you any of these laws, regulations, or application of them by foreign regulatory authorities will not have an adverse effect on the marketing efforts of our independent marketing firms and consultants and, in turn, on our revenues.  Further, there is no assurance we would be able to qualify to do business in any foreign country or that its insurance regulatory authorities would approve our policies if we decided to submit our insurance policies for approval.  We could also face sanctions, including fines and penalties, if a country's authorities determined any failure to qualify or otherwise comply with its laws was willful or ongoing.  Any of the foregoing could reduce our revenues and materially adversely affect our results of operations and financial condition.  Additionally, we do not determine whether our independent consultants are required to be licensed to sell insurance in the countries in which they market our policies.  If our independent consultants were not in compliance with applicable laws, including licensing laws, they could be required to cease operations, which would reduce our revenues.  We have not obtained any advice of counsel in any foreign jurisdictions with respect to these matters.  We are unable to quantify the effect of foreign regulation on our business if regulation were to be imposed on us, but we believe we could expend substantial amounts of time and incur substantial expense in complying with any foreign regulation, and we may decide to withdraw from or avoid a market if foreign regulation were imposed.

Additionally, if economic or political crises were to occur in any of the countries where our foreign policyowners reside, our revenues could be adversely affected.  Currently, Venezuela is experiencing civil unrest with demonstrations against endemic crime, corruption and soaring inflation. Businesses are remaining closed as safety concerns are an issue. Venezuela contributed 22.6% of direct premiums for the year ended December 31, 2013. We cannot confidently predict what impact we might see relative to the current unrest in this country but it could significantly impact our business.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The majority of our foreign policyholders choose to invest their policy dividends or other cash benefits in our Class A common stock through the Citizens, Inc. Stock Investment Plan (the"Plan").  If a securities regulatory authority were to deem the Plan's operation contrary to applicable securities laws, we risk facing fines and penalties and cease and desist orders which would create a reduction in the amount of Class A common stock purchased on the open market through the Plan.

The purpose of the Plan is to provide a convenient and economical means for new investors to make an initial investment in our Class A common stock and for existing investors to purchase additional shares of our Class A common stock. The Plan is administered by a registered transfer agent independent of us. The offer and sale of our Class A common stock through the Plan is not registered under the laws of any foreign jurisdiction.  Most all of our foreign policyholders participate in the Plan and choose to invest dividends paid on their insurance policies in our Class A common stock pursuant to the Plan.  We have not obtained any advice of counsel in any foreign jurisdiction as to whether such participation by foreign residents in the Plan is subject to foreign securities laws or regulations or whether our independent consultants in these jurisdictions are subject to licensing requirements in connection with foreign policyholder participation in the Plan.  If a foreign securities regulatory authority were to determine the offer and sale of our Class A common stock under the Plan were contrary to applicable laws and regulations of its jurisdiction, we could be faced with cease and desist orders, fines and penalties, or reduced participation in the Plan by our foreign policyholders.  This also could materially reduce the amount of our Class A common stock purchased and sold in the open market under the Plan, as historically a significant volume of shares have been purchased under the Plan through issuance of policy cash benefits assigned to the Plan.  We could also be faced with private disputes relating to the Plan, including the possibility of securities law claims within the United States.  In the absence of countervailing considerations, we would expect to defend any such claims and we could incur significant defense costs, including not only attorneys' fees and other direct litigation costs, but also the expenditure of substantial amounts of management time that otherwise would be devoted to our business.  This could materially adversely affect our results of operations and financial condition.

The previous registration statement covering the Plan was not declared effective under the Securities Act of 1933 and sales under the Plan may not have fully complied with an exemption from registration under that Act.  As a result, security holders who purchased shares of Class A common stock may have a right to rescind their purchases or other damages.

In 2001, we filed a Registration Statement on Form S-3 under the Securities Act of 1933 ("Securities Act") covering the sale of shares of Class A common stock pursuant to a predecessor to the Plan. On December 18, 2006, the registration statement was amended to increase the number of shares registered and to reflect other amendments to the Plan.  On December 18, 2009, we filed a further amendment to the registration statement.

The registration statement and amendments treated the Plan and its predecessors as a dividend or interest reinvestment plan and, accordingly, the registration statements on Form S-3 were filed in a manner so that they would be deemed effective upon filing with the Securities and Exchange Commission ("Commission").  Upon further analysis and consideration in connection with the preparation of a further amendment to the registration statement, on December 17, 2012 we determined that the Plan may not meet the criteria of a "dividend or interest reinvestment plan" as defined in Rule 405 of the Securities Act, and that previous sales may not have been exempt from registration under the Securities Act. Accordingly, we did not believe we could file an amendment to the registration statement on Form S-3 that would be effective upon filing with the Commission.  As a result, as of the close of business on December 18, 2012, we suspended operation of the Plan with respect to the purchase of Class A common stock. On December 21, 2012, we filed with the Commission a new Registration Statement pursuant to Rule 415 on form S-3 with respect to the Plan (the "New Registration Statement"), which was declared effective by the Commission on January 14, 2013.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

We face financial and capital market risks in our operations.

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

In particular, at December 31, 2013, fixed maturities represented $833.0 million or 88.8% of our total investments of $938.2 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for-sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at December 31, 2013, approximately 96.3% of our fixed maturities were investment grade with 53.5% rated AA or above, all of

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

A substantial portion of our investment portfolio is concentrated in U.S. Government sponsored corporations and agencies.

At December 31, 2013, we had investments with a carrying value of $65.9 million (7.9% of our total invested assets) in U.S. Government sponsored corporations and agencies, including the Federal Home Loan Mortgage Corporation ("Freddie") and the Federal National Mortgage Association ("Fannie"). Both Freddie and Fannie are currently in conservatorship, certain of their operations are being combined and the federal government is considering proposals to phase them out, or allow them to continue as private corporations, among other things. If they are wound down, it is not clear how investments sponsored by them might be affected; however, the direct and indirect impact on our investment portfolio could be material and could be adverse.

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at December 31, 2013 were $13.1 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

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

At December 31, 2013, we had $146.7 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are primarily related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the anticipated recognition of premiums.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At December 31, 2013, we had $23.4 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

Our amortization of DAC and CCRA generally depends upon anticipated profits from investments, surrender and other policy charges, mortality, morbidity, persistency and maintenance expense margins.  For example, if our insurance policy lapse and

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  Goodwill in our consolidated financial statements was $17.2 million as of December 31, 2013.

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

As of December 31, 2013, we have received notices from three state departments of treasury (or equivalent state agencies) indicating they intend to audit Citizens, Inc. and certain of its affiliates for compliance with unclaimed property laws.  The audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of abandoned property.  At this time, the Company is not able to estimate any of these possible amounts, but such costs could be substantial for a company our size.

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

In 2013, we reinsured $467.5 million of face amount of our life insurance policies.  Amounts reinsured in 2013 represented 9.9% of the face amount of direct life insurance in force in that year.  Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance.  If our cost of reinsurance were to increase, we might not be able to recover these increased costs, and our results of operations and financial condition could be materially adversely affected.  See Note 5 to the Company's Consolidated Financial Statements.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Our independent consultants are contractually obligated to comply with the laws and regulations of the jurisdictions in which they operate. Certain independent consultants in Colombia have indicated new laws that became effective in July 2013 could impede their routine activities relative to introducing new clients to company product offerings and facilitating renewal premium collections. As of December 31, 2013, we have not experienced any noticeable negative effects from the Colombian  law changes upon our business, but believe they could have an adverse impact upon the Colombian portion of our business. For 2013, approximately 20% of our direct premiums from international clients was generated through our Colombian consultants. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Segment Operations - Life Insurance - International Products.”

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

We rely on the active participation of our Chairman of the Board and Chief Executive Officer, Harold E. Riley (age 85), and our Vice Chairman of the Board and President, Rick D. Riley (age 60), in connection with the development and execution of our operating and marketing plans and strategy for expanding our business.  We anticipate that their expertise will continue to be of substantial value in connection with our operations.  The loss of the services of either of these individuals could have a significant adverse effect on our business and prospects.  We do not have an employment agreement with either of these persons nor do we carry a key-man insurance policy on either of their lives.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

We have a written information security program with appropriate administrative, technical and physical safeguards to protect such confidential information.  Cyber security attacks are on the rise throughout the World and while we believe we have taken reasonable steps to secure our customer information we could experience a breach of data. If we do not comply with privacy regulations and protect confidential information, we could experience adverse consequences, including regulatory sanctions, loss of reputation and litigation, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

There were 49,080,114 shares of our Class A common stock issued as of December 31, 2013.  Our executive officers, directors and management owned approximately 3,340,597 shares of our Class A common stock as of December 31, 2013, representing approximately 7% of our then outstanding Class A common stock.  Almost all of these shares have been registered for public resale and generally may be sold freely.   In the event of a sale of some or all of these shares or the perceived sale of these shares, the market price of our Class A common stock could fall substantially.

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

It is difficult for Class A common shareholders to elect any of our directors or otherwise exert any significant influence over our business.  The sole holder of our outstanding Class B common stock is entitled to elect a simple majority of our board of directors and therefore controls us.  All of our Class B common stock is currently owned by the Harold E. Riley Trust, of which Harold E. Riley, our founder, Chairman of the Board and Chief Executive Officer, is the sole trustee.  Additionally, Harold E. Riley beneficially owns approximately 4% of the issued shares of our Class A common stock.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

The Company is vigorously defending a number of matters in various stages of development and a number of individual lawsuits, which are immaterial to the Company's financial statements.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol CIA.

Quarterly high and low closing prices per share of our Class A common stock as reported by the NYSE are shown below.

	2013		2012
Quarter Ended	High	Low	High	Low
March 31	11.46	8.39	11.33	9.52
June 30	8.22	5.98	10.05	7.80
September 30	8.64	6.07	11.05	9.22
December 31	9.29	7.77	11.05	9.22

Equity Security Holders

The number of stockholders on record on March 3, 2014 was as follows:

•	Class A Common Stock - 94,071

•	Class B Common Stock - 1

We have never paid cash dividends on our Class A or B common stock and do not expect to pay cash dividends in the foreseeable future.  For restrictions on our present and future ability to pay dividends, see Note 6 of the "Notes to Consolidated Financial Statements."

We did not purchase any of our equity securities during any quarter in 2011, 2012 or 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not maintain any equity compensation plans or arrangements.  Thus, we do not have any securities authorized for issuance under these types of plans, nor have we issued any options, warrants or similar instruments to purchase any of our equity securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Performance Comparison

The following graph compares the change in the Company’s cumulative total stockholder return on its common stock over a five-year period.  The following graph assumes a $100 investment on December 31, 2008, and reinvestment of all dividends in each of the Company’s common shares, the New York Stock Exchange (“NYSE”) Composite and the Hemscott Group Index, a peer group of major U.S.-based insurance companies.

	2008	2009	2010	2011	2012	2013
Citizens, Inc.	100.00	67.32	76.80	99.90	113.92	90.21
NYSE Composite	100.00	128.28	145.46	139.87	162.23	204.87
Peer Group	100.00	133.88	143.43	109.72	138.75	213.84

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The peer group index weights individual company returns for stock market capitalization. The companies included in the peer group index are shown in the following table.

American Equity Investment Life Holding	Investors Heritage Capital Corp.	Protective Life Corp.
Atlantic American Corp.	Kansas City Life Ins. Co.	Prudential Financial, Inc.
Aviva PLC	Life Partners Holdings, Inc.	Prudential PLC
China Life Ins Co. Limited	Lincoln National Corp.	Reins Group of America, Inc.
Citizens, Inc.	Manulife Financial Corp.	Symetra Financial Corp.
Genworth Financial, Inc.	Metlife, Inc.	The Phoenix Companies, Inc.
Imperial Holdings, Inc.	National Western Life Ins. Co.	Torchmark, Corp.
Independence Holding Co.	Primerica, Inc.	UTG, Inc.

Item 6.    SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company.  This should be read in conjunction with Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8.  "Financial Statements and Supplementary Data" of this Form 10-K.

	Years ended December 31,
	2013	2012	2011	2010	2009

	(In thousands, except per share data)
Operating items
Insurance premiums	$176,158	169,873	161,395	152,052	147,280
Net investment income	36,597	31,725	30,099	29,220	28,745
Realized investment gains (losses)	(247)	196	765	8,012	8,040
Change in fair value of warrants	—	451	1,136	232	3,154
Total revenues	213,636	202,759	194,156	190,324	188,123
Net income	4,793	4,529	8,482	14,704	16,903
Balance sheet data
Total assets	1,216,280	1,174,948	1,079,512	974,583	916,644
Total liabilities	970,471	911,840	831,470	754,699	707,512
Total stockholders' equity	245,809	263,108	248,042	219,884	209,132
Life insurance in force	4,616,128	4,976,157	5,244,200	5,115,662	4,997,043
Per share data
Book value per share	4.91	5.25	4.97	4.48	4.21
Basic and diluted earnings per Class A share	0.10	0.09	0.17	0.30	0.30

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Current Financial Highlights

The 2013 financial results are driven by our conservative business management and traditional life product sales. The low interest rate environment continues to impact our results and our industry as investment yields are an integral component of our business operations.

•	Our assets grew $41 million in 2013 and totaled $1.2 billion as of December 31, 2013.

•	Total stockholders' equity decreased from $263.1 million at December 31, 2012, to $245.8 million at December 31, 2013 due primarily to changes in unrealized losses on securities marked to market.

•	Insurance premiums rose 3.7% and 5.3% in 2013 and 2012, respectively, primarily from sales in our life insurance segment, which increased $6.4 million from amounts reported in 2012.

•
Net investment income increased 15.4% and 5.4% for 2013 and 2012, respectively, as rates have risen in 2013 compared to the prior two years.  The average yield on the consolidated investment portfolio has changed from a yield of 3.92% in 2011 down to 3.81% in 2012 and increasing to a yield of 4.11% in 2013 as rates have risen.  The increase in the investment asset balances due to premium revenue growth has also contributed to the increase in net investment income.

•
Realized net investment losses during 2013 of $0.3 million were recognized as $0.4 million of losses was recorded on sales of two equity mutual fund issuers, offset by gains of $0.1 million on calls of bond securities. In 2012 and 2011 gains resulted primarily from sales of securities that had been previously impaired due to declines in market values.  These gains were partially offset by other-than-temporary impairments on investment securities and other long-term assets that were recorded in 2012 and 2011 of $1,319,000 and $631,000, respectively, reported as realized losses.

•
During 2013, claims and surrenders expense decreased 0.4% from the comparable period in 2012 as the home service segment was impacted in 2012 by Hurricane Isaac which hit the Louisiana coast on August 29, 2012 and caused increased property claims. In addition, death claims expense in 2012 was higher compared to 2011 due to the release of incurred but unreported death claims liability in 2011 of $0.7 million.

•
2013 changes in reserves resulted in liability increases resulting from increased sales of endowment products that build up reserves at a faster pace than whole life longer term mortality based products. Additionally, the sustained low interest rate environment also results in a higher reserve development due to the lower interest yield assumptions over the past several years.

Life Insurance.  For over thirty-five years, CICA and its predecessors have accepted policy applications from foreign nationals for U.S. Dollar-denominated ordinary whole life insurance and endowment policies.  We make our insurance products available using third-party marketing organizations and independent marketing consultants.

Endowment product sales have been on the rise and represented approximately 73% of new sales.  The Company offers a ten, fifteen and twenty year endowment and our top selling endowment is a product that matures at age sixty-five.  We also introduced a new product in 2011 that is an endowment at age eighteen with a payout over four or five years.

Through the domestic market of our Life Insurance segment, we provide ordinary whole life, credit life insurance, and final expense policies to middle and lower income families and individuals in certain markets in the mountain west, mid-west and southern U.S.  The majority of our domestic revenues are generated by the operations of domestic life insurance companies we have acquired since 1987.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Economic and Insurance Industry Developments

Significant economic issues impacting our business and industry currently and into the future are discussed below.

•
It is predicted that the interest rate environment will remain low for the foreseeable future, which translates into lower profit margins for insurers.  We have been impacted by the historically low interest rate environment over the past several years as our fixed income investment portfolio, primarily invested in callable securities, has been reinvested at lower yields.  The Company’s conservative investment strategy has not changed but we have focused new purchases into holding of state municipalities and essential service issuers compared to our historical investment in U.S. government holdings. Our investment earnings also impact the reserve and Deferred Acquisition Costs (“DAC”) balances, as assumptions are used in the development of the balances.  Due to the recent decline in investment yields on our portfolio, our projection of long-term investment returns has declined.  This has resulted in increasing the reserves on policies issued in the current year, as well as reducing the DAC asset.

•
As an increasing percentage of the world population reaches retirement age, we believe we will benefit from increased demand for living benefit products rather than death products, as aging baby boomers will require cash accumulation to pay expenses to meet their lifetime income needs.  Our ordinary life products are designed to accumulate cash values to provide for living expenses in a policy owner's later years, while continuously providing a death benefit.

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

On October 7, 2013, the Company entered into a purchase agreement with Magnolia Guaranty Life Insurance Company ("MGLIC") in the amount of $5.2 million. MGLIC is a Mississippi Company that began writing business in 1992 and issues primarily industrial life policies through independent funeral homes in the state of Mississippi. MGLIC had approximately $8.6 million of admitted assets as of December 31, 2013. This transaction was finalized on March 7, 2014 and will add a Mississippi domiciled company to our home service segment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of Segment Operations and financial results by segment.

Revenues

Insurance revenues are primarily generated from premium revenues and investment income.  In addition, realized gains and losses on investment holdings can significantly impact revenues from year to year.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Revenues:
Premiums:
Life insurance	$169,683	163,170	154,778
Accident and health insurance	1,529	1,635	1,561
Property insurance	4,946	5,068	5,056
Net investment income	36,597	31,725	30,099
Realized investment gains (losses), net	(247)	196	765
Decrease in fair value of warrants	—	451	1,136
Other income	1,128	514	761
Total revenues	213,636	202,759	194,156
Exclude decrease in fair value of warrants	—	(451)	(1,136)
Total revenues excluding fair value adjustments of warrants outstanding	$213,636	202,308	193,020

Premium Income.  Premium income derived from life, accident and health, and property insurance sales, increased 3.7% during 2013.  The increase resulted primarily from renewal premiums, which totaled $148.3 million, $142.2 million and $135.1 million in 2013, 2012 and 2011, respectively.  New sales, termed as first year premiums, increased 4.0%, 6.1%, and 6.6% in the life segment in 2013, 2012 and 2011. Endowment sales represent a significant portion of new business sales internationally with the 20 year endowment and endowment to age 65 as our top products. In addition, most of our life insurance policies contain a policy loan provision, which allows the policyholder to use cash value of a policy to pay premiums.  The policy loan asset balance increased 13.7% and 10.0% in 2013 and 2012, year over year.

Net Investment Income.  Net investment income increased to $36.6 million in 2013 compared to $31.7 million in 2012, due to an increase in yields from new investments primarily in municipal and corporate issues and as we experienced higher average invested assets as a result of investment of new premium revenue.

Net investment income performance is summarized as follows.

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except for %)
Net investment income	$36,597	31,725	30,099
Average invested assets, at amortized cost	891,215	832,066	767,079
Yield on average invested assets	4.11%	3.81%	3.92%

We have traditionally invested in fixed maturity securities with a large percent held in callable issues. Over the past three years, we have experienced significant call activity related to fixed maturity security holdings due to the historically low interest rate environment. The recent decline in yield rates has been leveling off and is beginning to rise as noted in the table above.  If market

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

interest rates begin to rise, our call risk will diminish and our portfolio yield will rise more slowly over time, as new money investments would be made at higher rates.

Investment income from fixed maturity securities accounted for approximately 84.8% of total investment income for the year ended December 31, 2013.  We have reduced investment holdings in bonds of U.S. Government-sponsored enterprises, such as Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), which comprised 7.6% of the total fixed maturity portfolio based on amortized cost at December 31, 2013.  We have increased our investment purchases of corporate and municipal securities over the past several years, focusing on utility service sectors in these security categories.  In addition, we currently have $35.0 million invested in equity securities related to bond mutual funds as these securities offer a competitive yield with a shorter duration.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Gross investment income:
Fixed maturity securities	$32,604	27,470	26,606
Equity securities	1,839	2,158	1,534
Mortgage loans	68	104	99
Policy loans	3,637	3,332	3,024
Long-term investments	229	234	225
Other	64	99	122
Total investment income	38,441	33,397	31,610
Less investment expenses	(1,844)	(1,672)	(1,511)
Net investment income	$36,597	31,725	30,099

Investment income from fixed maturity investments increased for the year of 2013 due to a rise in overall bond yields as noted above relative to the fixed maturity portfolio.  In addition, the increase in the policy loans asset balance, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.

Realized Gains (Losses) on Investments.  In 2013, we sold two equity bond funds which resulted in a realized loss of $0.4 million which is reduced by gains on bond calls during the year. The Company sold equity mutual funds in 2012 and 2011, which were previously impaired, and realized gains of $0.6 million and $1.3 million, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Realized investment gains (losses) are as follows.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Realized investment gains (losses):
Sales, calls and maturities
Fixed maturities	$199	824	119
Equity securities	(436)	636	1,259
Property and equipment	—	—	2
Other long-term investments	(10)	55	16
Net realized investment gains (losses)	(247)	1,515	1,396
Other-than-temporary impairments ("OTTI"):
Fixed maturities	—	(1,319)	(70)
Other long-term investments	—	—	(561)
Realized losses on OTTI	—	(1,319)	(631)
Net realized investment gains (losses)	$(247)	196	765

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

Decrease in Fair Value of Warrants.  In 2012, all of the remaining warrants outstanding were either exercised or converted into our Class A common stock, due to an election by the warrant holders, or expiration. We recognized a gain on the decrease in fair value of warrants of $0.5 million and $1.1 million in 2012 and 2011, respectively.  The 2012 and 2011 gain was the result of the significant decrease in the number of warrants outstanding due to expirations and exercises.  The warrant liability was calculated using the Black-Scholes option pricing model, which projects the future value of the warrants when they expire.  Current accounting standards require the change in the value of the warrant liability be recorded as a component of revenues.  When the liability increased we incurred a loss, and when the liability decreased we recognized income.  There were no warrants outstanding during 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Benefits and Expenses

	Years Ended December 31,
	2013	2012	2011

	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$64,427	64,656	60,056
Increase in future policy benefit reserves	74,220	66,676	58,264
Policyholders' dividends	9,470	9,091	8,072
Total insurance benefits paid or provided	148,117	140,423	126,392
Commissions	40,477	39,398	38,374
Other general expenses	26,590	25,664	26,040
Capitalization of deferred policy acquisition costs	(29,398)	(29,074)	(27,826)
Amortization of deferred policy acquisition costs	18,511	17,845	16,848
Amortization of cost of customer relationships acquired	2,408	2,467	2,998
Total benefits and expenses	$206,705	196,723	182,826

Claims and Surrenders.  As noted in the table below, claims and surrenders decreased from $64.7 million in 2012 to $64.4 million in 2013.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Death claims	$21,723	22,730	20,996
Surrender expenses	21,989	21,217	19,978
Endowment benefits	15,718	15,814	14,537
Property claims	2,010	2,309	1,986
Accident and health benefits	425	368	449
Other policy benefits	2,562	2,218	2,110
Total claims and surrenders	$64,427	64,656	60,056

•
The Company monitors death claims based upon expectations.  The claims experience was favorable in 2013, decreasing by 4.4% from 2012 recorded amounts.  These values may routinely fluctuate from year to year. Additionally, 2011 results include a $0.8 million incurred but not reported release of liability related to our claim expense calculation.

•
Policy surrenders increased in 2013, 2012 and 2011, but remained at a level that represents approximately 0.5% of direct ordinary whole life insurance inforce.  The increase in surrender expense is primarily related to our international business and is expected to increase over time due to the aging of this block of business.  A significant portion of surrenders relates to policies that have been in force over fifteen years and no longer have a surrender charge associated with them.  Total direct insurance inforce reported in 2013 was $4.7 billion compared to $4.6 billion in and 2012 and 2011.

•
Endowment benefits increased in 2012 and decreased slightly in 2013. We have a series of international policies that carry an immediate endowment benefit of an amount selected by the policy owner.  These benefits have been popular in the Pacific Rim and Latin America, where the Company has experienced increased interest in our guaranteed products in recent years.  Like policy dividends, annual guaranteed endowments are factored into the premium and, as such, the increase has no impact on profitability.  The Company expects these benefits to continue to increase as this block of business increases and persists.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

•
Property claims decreased 13% to approximately $2.0 million in 2013 compared with the amount reported for 2012 due to Hurricane Issac claims experience in the prior year with $0.5 million uninsured losses. The 2011 reported property claim amounts were lower than historical experience.

Reserves.  The change in future policy benefit reserves has increased 11.3% and 14.4% in 2013 and 2012 due primarily to the current low interest rate environment necessitating higher reserves for policies issued in the last few years due to lower long term yield projections compared to prior assumptions. In addition, we continue to experience growth in new sales of endowment products, which require higher initial reserve levels, than whole life products. Endowment sales totaled approximately $14.3 million, $14.3 million and $12.3 million in 2013, 2012 and 2011, respectively.

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

Commissions.  Commission expense fluctuates in a direct relationship to new and renewal insurance premiums and has increased 2.7% in 2013 compared to 2012 as premium revenues have increased.

Other General Expenses.  Total general expenses have decreased over the past several years on a consolidated basis as management has created efficiencies and improved processes.  The reduction year to year was primarily related to lower audit, legal and consulting fees, as well as employee benefit cost reductions.  In 2013, claims cost increased related to our self insurance health plan for our employees resulting in approximately $0.5 million increase to our overall benefit expenses. We also had an increase in temporary labor staffing costs of $0.2 million related to assistance with operations projects. In 2013, we also settled litigation in the amount of $0.2 million which was filed in the aftermath of Hurricane Katrina by the Louisiana Attorney General against all insurers writing homeowner policies in Louisiana.

We perform an expense study on an annual basis, utilizing an enterprise-wide time study, and we adjust cost allocations among entities as needed based upon this review.   Any allocation changes are reflected in the segment operations, but do not impact total expenses.

Deferred Policy Acquisition Costs.  Capitalized deferred policy acquisition costs ("DAC") were $29.4 million, $29.1 million and $27.8 million in 2013, 2012 and 2011.  These costs will vary based upon successful efforts related to newly issued policies and renewal business.  Significantly lower amounts are capitalized related to renewal business in correlation with the lower commissions paid on that business compared to first year business which have higher commission rates.

Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year. Amortization in 2013 increased as we experienced lower persistency in both the life and home service segment. Amortization costs increased in 2012 compared to 2011 as a result of the asset balance growth. Policy persistency was comparable in the life segment for 2012 and 2011 periods presented, but declined in the Home Service segment in 2012 and 2011, resulting in higher amortization.  In addition, the prolonged low interest rate environment impacted the assumptions used in the development of the DAC asset for new policies issued and resulted in a lower DAC balance and decreased amortization by approximately $0.2 million and increased amortization by $0.4 million and $1.4 million in 2013, 2012 and 2011, respectively.

Cost of Customer Relationships Acquired and Other Intangibles.  The higher amortization in 2011 was related primarily to the ICC acquisition and greater amortization due to the increase in lapses on this new block of business. The amortization level recorded in 2013 and 2012 is indicative of what we expect going forward or until we make additional acquisitions.

Federal Income Tax.  Federal income tax expense was $2.1 million, $1.5 million and $2.8 million in 2013, 2012 and 2011, respectively, resulting in effective tax rates of 30.8%, 25.0% and 25.1%, respectively. The Company began purchasing tax-exempt state and local bonds in the second half of 2011 and continued to do so in 2012 and 2013 in the non-insurance companies where the full tax benefit can be realized. In addition, the fair value change related to outstanding warrants of $0.5 million, and $1.1 million were reported as an increase in revenues in 2012 and 2011 respectively, which was not taxable and also impacted our corporate tax rate. Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.

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

	Years Ended December 31,
	2013			2012
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	366,116,625	6,129	59,735	352,353,052	5,745	61,332
Home Service	185,982,185	27,466	6,771	191,191,997	28,402	6,574

These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance based on net income before federal income taxes.

	Income (Loss) Before Federal Income Taxes
	Years Ended December 31,
	2013	2012	2011

	(In thousands)
Life Insurance	$2,054	519	5,725
Home Service Insurance	6,027	6,365	5,926
Other Non-Insurance Enterprises	(1,150)	(848)	(321)
Total	$6,931	6,036	11,330

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Life Insurance

Our Life Insurance segment primarily issues ordinary whole life insurance in U.S. Dollar-denominated amounts to foreign residents in approximately 30 countries through approximately 1,500 independent marketing consultants, and domestically through over 400 independent marketing firms and consultants throughout the United States.

	Years Ended December 31,
	2013	2012	2011

	(In thousands)
Revenue:
Premiums	$132,479	126,032	118,205
Net investment income	22,237	17,828	16,401
Realized investment gains (losses), net	(222)	512	1,347
Other income	891	319	526
Total revenue	155,385	144,691	136,479
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	42,908	43,537	40,525
Increase in future policy benefit reserves	71,100	63,481	54,310
Policyholders' dividends	9,400	8,846	8,004
Total insurance benefits paid or provided	123,408	115,864	102,839
Commissions	26,033	24,895	23,482
Other general expenses	11,326	10,961	11,418
Capitalization of deferred policy acquisition costs	(23,830)	(23,371)	(21,675)
Amortization of deferred policy acquisition costs	15,701	15,077	13,769
Amortization of cost of customer relationships acquired	693	746	921
Total benefits and expenses	153,331	144,172	130,754
Income before federal income tax expense	$2,054	519	5,725

Premiums.  Premium revenues increased for 2013 compared to 2012 and 2011, due to higher international renewal premiums, which have experienced strong persistency as this block of insurance ages.  First year premiums increased in the current year, reflecting improved new business production in all products internationally.  Sales from Colombia, Ecuador, Taiwan and Venezuela represented the majority of the first year premium increase.

Endowment sales represent a significant portion of new business sales internationally, as these products continue to exceed our whole life sales in the current markets.  In addition, most of our life insurance policies contain a policy loan provision, which allows the policyholder to use cash value of a policy to pay premiums.  The policy loan asset balance increased 13.7% year over year.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Life Insurance premium breakout is detailed below.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Premiums:
First year	$19,568	18,819	17,735
Renewal	112,911	107,213	100,470
Total premium	$132,479	126,032	118,205

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated. Our international business and premium collections could be impacted by future changes relative to laws, regulations or economic events in the countries from which we accept applications.

	Years ended December 31,
	2013		2012		2011
	(In thousands, except for %)
Country
Venezuela	$28,329	22.3%	$27,295	23.1%	$21,154	19.2%
Colombia	24,734	19.5	25,088	21.3	21,770	19.8
Taiwan	15,684	12.4	16,223	13.8	14,199	12.9
Ecuador	14,969	11.8	15,333	13.0	13,483	12.2
Argentina	9,343	7.4	10,360	8.8	9,355	8.5
Other Non-U.S.	33,702	26.6	23,684	20.0	30,141	27.4
Total	$126,761	100.0%	$117,983	100.0%	$110,102	100.0%

We continue to report strong first year and renewal premiums in our top producing countries as noted above. Our international business and premium collections could be impacted by future changes relative to laws, regulations or economic events in the countries from which we accept applications. Currently Venezuela is experiencing civil unrest due to local demonstrations against crime, corruption and soaring inflation. In addition, there were recent law changes in Colombia that may impact activities of our independent consultants. See "Item 1A. Risk Factors" on pages 7 and 13 for additional information.

The following table sets forth our direct premiums by state from our domestic business for the periods indicated.

	Years ended December 31,
	2013		2012		2011
	(In thousands, except for %)
State
Texas	$2,701	34.6%	$5,318	42.0%	$5,240	41.5%
Indiana	2,000	25.6	1,726	13.6	1,680	13.3
Missouri	573	7.3	735	5.8	831	6.6
Kentucky	490	6.3	566	4.5	587	4.6
Louisiana	289	3.7	574	4.5	577	4.6
Other States	1,745	22.5	3,728	29.6	3,718	29.4
Total	$7,798	100.0%	$12,647	100.0%	$12,633	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies. We have ceded this business to Puritan Life Insurance Company ("Puritan"), an unaffiliated insurance company under a coinsurance agreement, under which it assumes substantially all of our accident and health policies.  The premium amounts ceded under the coinsurance agreement in the years ended December 31, 2013, 2012, and 2011 were $56 thousand, $3.9 million and $4.5 million, respectively. The coinsurance agreement allows for full assumption by Puritan of this business upon approval by state insurance authorities. The decrease in premiums ceded for 2013 was due to the fact that Puritan received state approval in many states and has obtained over 95% assumption of all policies during 2013.

Net Investment Income.  Net investment income has increased as the annual yield has increased 44 basis points in this segment from 2012, as discussed in the Consolidated Results of Operations above.

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands, except for %)
Net investment income	$22,237	17,828	16,401
Average invested assets, at amortized cost	549,578	494,289	443,707
Annualized yield on average invested assets	4.05%	3.61%	3.89%

Realized Investment Gains, Net.  Realized losses of $0.2 million and gains of $0.5 million and $1.3 million were recognized in 2013, 2012 and 2011, due to the sale of two bond mutual fund holdings in 2013 and due to disposals in 2012 and 2011 of previously impaired equity mutual funds.

Claims and Surrenders. A breakout of claims and surrender benefits is detailed below.

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Death claims	$5,627	7,134	6,775
Surrender expenses	19,123	18,601	17,244
Endowment benefits	15,702	15,790	14,524
Accident and health benefits	303	260	308
Other policy benefits	2,153	1,752	1,674
Total claims and surrenders	$42,908	43,537	40,525

•
Death claims expense decreased 21.1 % in 2013 due to favorable experience in the current year and increased 5.3% in 2012 compared to 2011 due to more reported claims.  In addition, 2011 results included a $0.2 million release of incurred but not reported liability related to our claim experience calculation.  Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Increase in Future Policy Benefit Reserves.   Policy benefit reserves in 2013 increased compared to the same period in 2012, primarily from the effect of the current low interest rate environment on reserve development for policies issued in the last few years which have higher reserve build up compared to prior issue years. The accounting guidance of long duration contracts we sell requires the Company to “lock in” the original assumptions such as mortality, interest, surrenders and expenses at the time the initial policies are written, therefore gains or losses attributable to actual experience that differs from the original assumptions flows through the income statement in the period where in the differences occur.

In addition, reserves have risen year over year for all periods presented due to the increased sales of endowment products, which build up reserve balances more quickly compared to other life product sales.  Endowment sales totaled approximately $14.3 million, $14.3 million and $12.3 million, representing approximately 73.0%, 76.0% and 69.4% of total new first year premium in 2013, 2012, and 2011, respectively.

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

Capitalization and Amortization of Deferred Policy Acquisition Costs.  Capitalized costs increased, as commission related costs have increased in the current year compared to 2012.  Amortization of DAC increased in the current year by 4.1% from 2012 as the asset balance has increased and our persistency was lower in the current year.

Commissions.  Commission expense increase is directly related to the increase in premiums as noted above.  First year policy premiums pay a higher commission rate than renewal policy premiums.

Other General Expenses.  The expenses are allocated by segment, based upon an annual expense study performed by the Company, and were up due to employee health claims, as we are self-insured, and employee costs associated with temporary employees assisting on operations projects.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Home Service Insurance

Our Home Service Insurance segment provides pre-need and final expense ordinary life insurance and annuities to middle and lower income individuals primarily in Louisiana, Mississippi and Arkansas.  Our policies in this segment are sold and serviced through funeral homes and a home service marketing distribution system utilizing over 350 employees and independent agents.

	Years Ended December 31,
	2013	2012	2011

	(In thousands)
Revenue:
Premiums	$43,679	43,841	43,190
Net investment income	13,075	12,724	12,861
Realized investment losses, net	(19)	(343)	(601)
Other income	141	80	112
Total revenue	56,876	56,302	55,562
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	21,519	21,119	19,531
Increase in future policy benefit reserves	3,120	3,195	3,954
Policyholders' dividends	70	245	68
Total insurance benefits paid or provided	24,709	24,559	23,553
Commissions	14,444	14,503	14,892
Other general expenses	12,739	12,089	12,186
Capitalization of deferred policy acquisition costs	(5,568)	(5,703)	(6,151)
Amortization of deferred policy acquisition costs	2,810	2,768	3,079
Amortization of cost of customer relationships acquired	1,715	1,721	2,077
Total benefits and expenses	50,849	49,937	49,636
Income before federal income tax expense	$6,027	6,365	5,926

Premiums.  The premiums in this segment were flat for the year. In 2012, there was an increase of approximately $180,000 of single premium revenues related to a system error in recording increasing policy benefits that are used to pay for paid up additions and were reflected as a one time adjustment as noted below under Policyholders' dividends.

The following table sets forth our direct premiums by state for the periods indicated.

	Years ended December 31,
	2013		2012		2011
	(In thousands)
State
Louisiana	$41,769	93.2%	$41,665	92.8%	$41,134	92.7%
Arkansas	1,690	3.8	1,863	4.1	1,869	4.2
Mississippi	493	1.1	451	1.0	370	0.8
Other States	875	1.9	937	2.1	979	2.3
Total	$44,827	100.0%	$44,916	100.0%	$44,352	100.0%

Net Investment Income.  Net investment income has increased as our overall portfolio yield has increased 13 basis points from 2012 yield as discussed in the Consolidated Results of Operations above.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Net investment income for our home service insurance segment is summarized as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands, except for %)
Net investment income	$13,075	12,724	12,861
Average invested assets, at amortized cost	290,340	291,229	287,833
Annualized yield on average invested assets	4.50%	4.37%	4.47%

Realized Investment Gains (Losses), Net.  We sold two bond mutual fund issues in 2013 which resulted in a realized loss of $57,000 which was offset by bond gains on calls of $36,000. Net losses on investment of $0.3 million in 2012 is related to an OTTI adjustment on one coal energy provider debt issuer. The operations of this energy provider have been negatively impacted by challenging environment in the coal-fired generation sector and overall decline in the price of power it can charge to customers. This fixed maturity security is scheduled to mature in 2017. Net realized losses of $0.6 million in 2011 are due primarily from an OTTI on one American Airlines debt security that totaled $70,000 due to the issuer filing bankruptcy, and a write-down of approximately $0.5 million related to investment real estate for an office building in Arkansas.  We obtained an appraisal in 2011 that reflected a loss in fair value.

Claims and Surrenders.  A breakout of claims and surrender benefits is detailed below.

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Death claims	$16,096	15,596	14,221
Surrender expenses	2,866	2,616	2,734
Endowment benefits	16	24	13
Property claims	2,010	2,309	1,986
Accident and health benefits	122	108	141
Other policy benefits	409	466	436
Total claims and surrenders	$21,519	21,119	19,531

•
Death claims expense was higher in 2013 compared to 2012 due to more reported claims in the current year.  In addition, 2011 results include a $0.6 million incurred but not reported release of liability related to our claim experience calculation.  Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•	Surrender expenses have increased as the Home Service block grows, and is consistent with expectations for the current economic conditions.

•
Property claims decreased in 2013 compared to 2012 as prior year results reflected increased activity related to Hurricane Issac. Gross Isaac losses recorded were approximately $740,000 with reinsurance recoverable of $240,000.

Increase in Future Policy Benefit Reserves.  The current year change in reserves was minimal as premiums were relatively flat and lapse experience was comparable to 2012. We noted increased lapse experience in 2012 compared to 2011. We believe the increase in lapses was due to economic pressures including increased unemployment.

Policyholders' dividends. The increase in 2012 compared to prior and subsequent years resulted from a manual adjustment that was properly set up in 2012 in the policy administration system to appropriately reflect increasing policy values from annual paid up additions. This one time increase in dividends paid and single premium revenue of approximately $180,000 had no impact on the overall segment earnings for the year 2012. The reserve liability had been previously set up relative to this policy feature and was decreased by $35,000 based upon the system calculated value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Commissions.  Commission expense decreased in 2013 and 2012 compared to 2011 as agents are compensated based upon month-to-month route premium growth that has been impacted by increased policy lapses. This results in a lower commission to premium relationship as compensation is reduced. In addition, we consolidated some collection routes in 2012, which resulted in elimination of one district office and its related staffing thereby also reducing some commission expense.

Other General Expenses.  The expenses are allocated by segment based upon an annual expense study performed by the Company. Overall expenses were up in 2013 due to an increase in employee health claims, as we are self insured and due to temporary employee labor costs as we have added staffing to assist with operations projects. In 2013, we also settled litigation in the amount of $0.2 million which was filed in the aftermath of Hurricane Katrina by the Louisiana Attorney General against all insurers writing homeowner policies in Louisiana.

Capitalization and Amortization of Deferred Policy Acquisition Costs ("DAC").  DAC capitalization is directly correlated to fluctuations in first year commissions.  Amortization was relatively level as we experienced comparable lapse rates in the three years presented in this segment.  We monitor lapse rates as a key component of our insurance operations.   Amortization in 2011 includes an adjustment that resulted in an increase of $0.3 million due to a refinement in an estimate using system generated information related to SPLIC assumptions.

Other Non-Insurance Enterprises

This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP, which typically results in a segment loss. In 2012 and 2011 the fair value adjustment related to the Company's warrants to purchase Class A common stock were recorded which resulted in a gain of $0.4 million and $1.1 million.  These amounts fluctuate due to the movement in our Class A common stock price and fair value calculation for warrants using the Black-Scholes valuation model. There were no warrants outstanding during 2013.

Investments

Financial stability and the prevention of capital erosion are important investment considerations for the Company.  A primary investment goal is the conservation of assets due to the long-term nature of a significant portion of our liabilities.   The administration of our investment portfolios is handled internally, pursuant to board-approved investment guidelines, with all trading activity approved by a committee of each entity’s respective board of directors.  The guidelines used require that bonds, both government and corporate, are of high quality, investment grade and comprise a majority of the investment portfolio.  State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, mortgage loans and real estate within certain specified percentages.  The assets selected are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets.

	December 31, 2013		December 31, 2012
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$75,908	7.6%	$128,156	13.4%
Corporate	378,807	38.2	248,747	26.0
Municipal bonds (2)	374,039	37.7	407,896	42.6
Mortgage-backed (1)	4,071	0.4	6,588	0.7
Foreign governments	127	—	141	—
Total fixed maturity securities	832,952	83.9	791,528	82.7
Short-term investments	—	—	2,340	0.2
Cash and cash equivalents	54,593	5.5	56,299	5.9
Other investments:
Policy loans	48,868	4.9	42,993	4.5
Equity securities	47,259	4.8	53,741	5.6
Mortgage loans	671	0.1	1,509	0.2
Real estate and other long-term investments	8,485	0.8	8,553	0.9
Total cash, cash equivalents and investments	$992,828	100.0%	$956,963	100.0%

(1) Includes $3.8 million and $6.1 million of U.S. Government agencies and government-sponsored enterprise for the years ended December 31, 2013 and 2012, respectively.
(2) Includes $226.6 million and $292.6 million of securities guaranteed by third parties for the years ended December 31, 2013 and 2012, respectively.

The current year decline in U.S. government-sponsored securities is due to call activity from this sector and reinvestment into fixed maturity corporate and municipal bond categories.  The Company has increased investments in municipals primarily related to Build America taxable bonds, essential services and corporate issuer holdings in the utility sector.

At December 31, 2013, investments in fixed maturity and equity securities were 88.7% of our total cash, and cash equivalents and investments.  All of our fixed maturities were classified as either available-for-sale or held-to-maturity securities at December 31, 2013 and 2012.  We had no fixed maturity or equity securities that were classified as trading securities at December 31, 2013 or 2012.

As previously discussed, our investment portfolios have been impacted significantly by the low interest rate environment over the past several years.  The following table shows investment yields by segment operations as of December 31 for each year presented.

	Business Segment
Year	Life Insurance	Home Service	Consolidated
2013	4.05%	4.50%	4.11%
2012	3.61%	4.37%	3.81%
2011	3.89%	4.47%	3.92%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Yields on investment assets vary between segment operations due to different portfolio mixes and durations in the segments.  The life segment previously invested more in U.S. Government securities however over the past few years it has invested in municipal and corporate issuers and is now more similar to the home service segment which has had concentrations primarily in the corporate and municipal sectors.

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

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value.

	December 31, 2013		December 31, 2012
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$55,093	6.6%	$60,752	7.7%
AA	391,054	46.9	375,926	47.5
A	231,004	27.7	199,302	25.2
BBB	125,597	15.1	134,119	16.9
BB and other	30,204	3.7	21,429	2.7
Totals	$832,952	100.0%	$791,528	100.0%

The Company made new investments in the A and BBB credit category of taxable municipals and corporate bonds, primarily public utility issuers with an average maturity of seven years.  Non-investment grade securities are the result of downgrades of issuers, as the Company does not purchase below investment grade securities.

As of December 31, 2013, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	December 31, 2013
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands, except percentages)
AAA	$39,902	39,695	12,847	12,783	2,712	2,680	55,461	55,158	10.5%
AA	119,128	122,697	190,004	191,172	11,323	11,374	320,455	325,243	62.2
A	17,129	18,234	84,803	87,222	8,598	9,025	110,530	114,481	21.9
BBB	—	—	13,226	13,601	—	—	13,226	13,601	2.6
BB and other	4,621	4,483	8,124	9,368	517	583	13,262	14,434	2.8
Total	$180,780	185,109	309,004	314,146	23,150	23,662	512,934	522,917	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Municipals shown excluding third party guarantees

	December 31, 2013
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands, except percentages)
AAA	$9,894	10,065	3,799	3,767	—	—	13,693	13,832	2.6%
AA	102,359	104,306	146,855	147,530	11,033	11,080	260,247	262,916	50.3
A	31,908	32,791	98,083	99,272	10,253	10,602	140,244	142,665	27.3
BBB	730	772	23,489	23,698	—	—	24,219	24,470	4.7
BB and other	35,889	37,175	36,778	39,879	1,864	1,980	74,531	79,034	15.1
Total	$180,780	185,109	309,004	314,146	23,150	23,662	512,934	522,917	100.0%

The Company was not exposed to holding investments in any category under special revenue bond that were greater than 10% based upon activity as of December 31, 2013.

The tables below represent the Company’s detailed exposure of municipal holdings in Louisiana and Texas, which comprise the most significant state concentrations of the total municipal portfolio as of December 31, 2013.

	December 31, 2013
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AA	$13,992	14,021	26,751	26,449	—	—	40,743	40,470
A	1,677	1,692	12,470	12,428	1,008	1,022	15,155	15,142
BBB	—	—	4,559	5,071	—	—	4,559	5,071
Total	$15,669	15,713	43,780	43,948	1,008	1,022	60,457	60,683
Louisiana securities excluding third party guarantees
AA	$13,992	14,021	23,033	23,034	—	—	37,025	37,055
A	1,192	1,165	9,085	8,816	1,008	1,022	11,285	11,003
BBB	—	—	6,100	6,027	—	—	6,100	6,027
BB and other	485	527	5,562	6,071	—	—	6,047	6,598
Total	$15,669	15,713	43,780	43,948	1,008	1,022	60,457	60,683

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At December 31, 2013, total holdings of municipal securities in Louisiana represented 7.3% of all municipal holdings based upon fair value.  The Company also holds 13.6% of its municipal holdings in Texas issuers.

	December 31, 2013
	General Obligation		Special Revenue		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Texas securities including third party guarantees
AAA	$39,372	39,156	8,498	8,381	47,870	47,537
AA	21,083	21,785	19,368	19,477	40,451	41,262
A	1,240	1,267	13,695	13,615	14,935	14,882
BBB	—	—	9,784	9,997	9,784	9,997
Total	$61,695	62,208	51,345	51,470	113,040	113,678

Texas securities excluding third party guarantees
AAA	$9,894	10,065	2,241	2,262	12,135	12,327
AA	41,022	40,906	20,951	20,779	61,973	61,685
A	3,668	3,953	16,729	16,762	20,397	20,715
BBB	—	—	7,034	7,166	7,034	7,166
BB and other	7,111	7,284	4,390	4,501	11,501	11,785
Total	$61,695	62,208	51,345	51,470	113,040	113,678

There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of December 31, 2013.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

There were no OTTI impairments recorded during 2013. We recorded an OTTI write-down in 2012 of $1,319,000 related to one coal powered energy issuer debt security holding which has a maturity date in 2017. The operations of this energy provider have been negatively impacted by the challenging environment in the coal-fired generation sector and overall decline in the price of power it can charge to customers.The Company recorded an OTTI of $70,000 in 2011 related to one American Airlines bond holding, as the issuer filed for bankruptcy.  Based upon our emphasis on investing in fixed maturity securities primarily composed of obligations of U.S. Government-sponsored corporations and our analysis of whether declines in fair value below cost are temporary or other-than-temporary, management believes that our investments in fixed maturity investments at December 31, 2013 were not impaired, and no additional other-than-temporary losses need to be recorded.

Gross unrealized losses on fixed maturities available-for-sale amounted to $13.1 million as of December 31, 2013 and $1.1 million as of December 31, 2012.  This increase in gross unrealized losses was due to an increase in the interest rate environment.  There were $0.4 million and $0.2 million of gross unrealized losses on equity securities as of December 31, 2013 and 2012.  In 2012 and 2011, the Company sold equity mutual fund holdings from the Life and Home Service segments and recorded realized gains of $0.6 million and $1.3 million due to market recovery since impairment at December 31, 2008.  Information on unrealized gains and losses by category is set forth in our consolidated financial statements, Note 2 - Investments, in the "Notes to the Consolidated Financial Statements."

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

We believe we have established appropriate reinsurance coverage based upon our net retained insured liabilities compared to our surplus.

The effect of reinsurance on premiums is as follows.

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Direct premiums	$179,385	175,546	167,087
Reinsurance assumed	188	1,275	1,874
Reinsurance ceded	(3,415)	(6,948)	(7,566)
Net premiums	$176,158	169,873	161,395

Our insurance subsidiaries monitor the solvency of their reinsurers in seeking to minimize the risk of loss in the event of default by a reinsurer.  The primary reinsurers of our insurance subsidiaries are large, well-capitalized entities.

The effect of reinsurance on life insurance in force is as follows.

	For the Years Ended December 31,
	2013	2012	2011
	(In millions)
Direct written life insurance inforce	$4,732	4,642	4,559
Reinsurance assumed	352	801	1,147
Reinsurance ceded	(468)	(467)	(462)
Net life insurance inforce	$4,616	4,976	5,244

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

SPFIC has first and second event catastrophe reinsurance coverage of $10.0 million per event and a retention level of $500,000 per event.  Thus, the first $500,000 of incurred claims and any claims in excess of $10.0 million are SPFIC's responsibility.  The reinsurance premium for first event catastrophe reinsurance was $1,107,000, $1,025,000 and $1,128,000 in 2013, 2012 and 2011, respectively.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.

Our liquidity requirements are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow, and there were no liquidity issues in 2013 or 2012.  Our investments consist of 88.8% of marketable debt securities and 6.0% of equity securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $81.4 million, $69.3 million and $64.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled fixed maturity security calls, maturities, redemptions, and prepayments, which totaled $92.7 million, $326.7 million and $283.3 million in 2013, 2012 and 2011.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investment activity totaled $84.9 million, $50.0 million and $85.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The outflows from investing activities for the year ended December 31, 2013, primarily related to the investment of excess cash and cash equivalents generated from operations during 2013.  The Company's cash flows from financing activities were $1.7 million in 2013, $3.8 million in 2012 and $4.3 million in 2011.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

At December 31, 2013, all of our insurance subsidiaries were above the required minimum RBC levels.

December 31, 2013

CICA	635%
CNLIC	2,363%
SPFIC	421%
SPLIC	1,306%

In 2013 and 2011, CICA contributed 50,000 and 150,000 shares of Citizens, Inc. Class A common stock to CNLIC as a capital contribution due to minimum capital and surplus considerations.  The contributed shares had a fair market contributed value of $443 thousand and $1.2 million.  These shares were subsequently purchased by Citizens, Inc., the ultimate parent, for $440 thousand and $1.1 million cash in 2013 and 2011, respectively.  Citizens, Inc. also purchased Class A Common shares in 2012 from CTI with an approximate fair value of $0.5 million. These transactions have been eliminated under consolidation accounting rules.

Contractual Obligations and Off-balance Sheet Arrangements

We have committed to the following contractual obligations as of December 31, 2013, with the payments due by the period indicated below:

Contractual Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Operating leases	$969	398	473	98	—
Purchase Commitment - MGLIC	5,200	5,200	—	—	—
Future policy benefit reserves:
Life insurance	834,269	308	1,728	16,216	816,017
Annuities	55,485	28,474	12,762	5,502	8,747
Accident and health	1,250	1,250	—	—	—
Total future policy benefit reserves	891,004	30,032	14,490	21,718	824,764
Policy claims payable:
Life insurance	8,815	8,815	—	—	—
Accident and health	138	138	—	—	—
Casualty	535	535	—	—	—
Total policy claims payable	9,488	9,488	—	—	—
Total contractual obligations	$906,661	45,118	14,963	21,816	824,764

The payments related to the future policy benefits and policy claims payable reflected in the table above have been projected utilizing assumptions based upon our historical experience and anticipated future experience.

The Company does not have off-balance sheet arrangements at December 31, 2013 and, therefore, does not expect any future effects on the Company's financial condition related to any such arrangements.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Parent Company Liquidity and Capital Resources

Citizens is a holding company and has had minimal operations of its own.  Our assets consist of the capital stock of our subsidiaries, cash, fixed income securities, mutual funds and investment real estate.  Our cash flows depend primarily upon the availability of statutorily permissible payments, primarily payments under management agreements from our two primary life insurance subsidiaries, CICA and SPLIC.  The ability to make payments is limited by applicable laws and regulations of Colorado, CICA's state of domicile, and Louisiana, SPLIC's state of domicile, which subject insurance operations to significant regulatory restrictions.  These laws and regulations require, among other things, that these insurance subsidiaries maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company.  We historically have not relied upon dividends from subsidiaries for our cash flow needs.  However, CICA and SPLIC both dividend available funds from time to time in relation to new acquisition target strategies.  CICA has contributed amounts in the form of dividends to Citizens totaling $5.4 million and $6.8 million in 2012 and 2011, respectively.

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

We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the "lock-in concept”) unless a premium deficiency exists.  Management monitors these assumptions and has determined that a premium deficiency did not exist as of December 31, 2013.  Management believes that our policy liabilities and increase in future policy benefit reserves as of the years ended December 31, 2013, 2012 and 2011 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision.

Deferred Policy Acquisition Costs

Acquisition costs, consisting of commissions and policy issuance, underwriting and agency expenses that relate to and vary with the successful production of new business, are deferred.  These deferred policy acquisition costs are amortized primarily over the

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

estimated premium paying period of the related policies in proportion to the ratio of the annual premium recognized to the total premium revenue anticipated, using the same assumptions as were used in computing liabilities for future policy benefits.

We utilize the factor method to determine the amount of costs to be capitalized and the ending asset balance.  The factor method is based on the ratio of premium revenue recognized for the policies in force at the end of each reporting period compared to the premium revenue recognized for policies in force at the beginning of the reporting period. The factor method ensures that policies which lapsed or surrendered during the reporting period are no longer included in the deferred policy acquisition costs calculation.  The factor method limits the amount of deferred costs to its estimated realizable value, provided actual experience is comparable to that contemplated in the factors.

Inherent in the capitalization and amortization of deferred policy acquisition costs are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization.  Approximately 91.0% of our capitalized deferred acquisition costs are attributed to first year excess commissions.  The remaining 9.0% are attributed to costs that vary with and are directly related to the successful acquisition of new insurance business.  Those costs generally include costs related to the production, underwriting and issuance of new business.

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 30 years.  The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions.  The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period.  The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs.  Management believes that our deferred policy acquisition costs and related amortization for the years ended December 31, 2013, 2012 and 2011 limits the amount of deferred costs to its estimated realizable value.  This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next thirty years.  The CCRA is then evaluated utilizing reasonable assumptions.  Management believes our CCRA and related amortization is recoverable for the years ended December 31, 2013, 2012 and 2011.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	December 31, 2013			December 31, 2012
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)
Fixed maturities, available-for-sale	$595,944	605,256	9,312	559,736	604,520	44,784
Fixed maturities, held-to-maturity	227,696	223,533	(4,163)	187,008	193,739	6,731
Total fixed maturities	$823,640	828,789	5,149	746,744	798,259	51,515
Total equity securities	$45,883	47,259	1,376	52,744	53,741	997

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised over 88.9% of our cash and investment portfolio as of December 31, 2013.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, state and municipal bonds, and corporate bonds.  Approximately 61.9% of the fixed maturities we owned at market value on December 31, 2013 are state and political subdivisions which are primarily municipal holdings. These holdings are diversified over several states.

To manage interest risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity on an annual basis with respect to our fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The Company performed an analysis of fair values changes using assumed 100 basis point upward shifts in interest rates, noting that the fair value of our fixed maturity investment portfolio of $828.8 million would decrease approximately $58.3 million to a fair value of $770.4 million upon a 100 basis point increase.  The following table shows the effects on the fair values of our fixed maturity investments based upon these scenarios.

	Fair Values of Fixed Maturity Investments Changes in Interest Rates in Basis Points
	0	+100	+200	+300
	(In thousands)
Assumed fair value	$828,789	770,445	724,260	681,963

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

There are no fixed maturities or other investments that we classify as trading instruments.  Approximately 73.0% of fixed maturities were held in available-for-sale and 27.0% in held-to-maturity based upon fair value at December 31, 2013.  At December 31, 2013 and 2012, we had no investments in derivative instruments, subprime loans or CDOs (collateralized debt obligations).

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 4.8% of our total investments at December 31, 2013, with 95.7% invested in diversified equity and bond mutual funds.

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

(b) Management Report on Internal Control over Financial Reporting

Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Management assessed internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 Framework("COSO").  Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting.  The report is included in item 9A(d) of this annual report.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

(c) Change in Internal Control over Financial Reporting

During 2013, there have been no changes in the Company's internal controls over financial reporting that materially affect or are reasonably likely to affect the Company's internal controls over financial reporting.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

(d) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Citizens, Inc.:

We have audited Citizens, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 Framework (the COSO criteria). Citizens, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Citizens, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Citizens, Inc. and subsidiaries and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 11, 2014

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 9B.   OTHER INFORMATION

On Tuesday, March 11, 2014, the Company issued a news release (the "Release") reporting the acquisition of Magnolia Guaranty Life Insurance Company by Security Plan Life Insurance and results for its fourth quarter and full-year 2013 earnings.  A copy of the Release is furnished as Exhibit 99.1 to this Annual Report on Form 10-K.  Citizens also announced that is would hold a conference call to discuss its financial results at 10:00 a.m. Central Daylight Time on Wednesday, March 12, 2014.

PART III

Items 10, 11, 12, 13 and 14 of this Report incorporate by reference the information in our definitive proxy material under the headings "Election of Directors and Executive Officers," "Executive Officer and Director Compensation," "Stock and Principal Stockholders," "Control of the Company," and "Principal Accounting Fees and Services," to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Citizens, Inc.:

We have audited the accompanying consolidated statements of financial position of Citizens, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audit also included the financial statement schedules II, III, and IV under Item 15 of the Index. These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 Framework and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 11, 2014

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position December 31, (In thousands)

Assets	2013	2012
Investments:
Fixed maturities available-for-sale, at fair value (cost: $595,944 and $559,736 in 2013 and 2012, respectively)	$605,256	604,520
Fixed maturities held-to-maturity, at amortized cost (fair value: $223,533 and $193,739 in 2013 and 2012, respectively)	227,696	187,008
Equity securities available-for-sale, at fair value (cost: $45,883 and $52,744 in 2013 and 2012, respectively)	47,259	53,741
Mortgage loans on real estate	671	1,509
Policy loans	48,868	42,993
Real estate held for investment (less $1,429 and $1,287 accumulated depreciation in 2013 and 2012, respectively)	8,440	8,496
Other long-term investments	45	57
Short-term investments	—	2,340
Total investments	938,235	900,664
Cash and cash equivalents	54,593	56,299
Accrued investment income	12,251	10,304
Reinsurance recoverable	4,394	9,651
Deferred policy acquisition costs	146,691	135,569
Cost of customer relationships acquired	23,374	25,116
Goodwill	17,160	17,160
Other intangible assets	851	879
Federal income tax receivable	—	270
Property and equipment, net	6,662	7,383
Due premiums, net (less $1,429 and $1,345 allowance for doubtful accounts in 2013 and 2012, respectively)	11,209	10,527
Prepaid expenses	95	344
Other assets	765	782
Total assets	$1,216,280	1,174,948

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position December 31, (In thousands, except share amounts)

Liabilities and Stockholders' Equity	2013	2012
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$834,269	762,319
Annuities	55,485	51,750
Accident and health	1,250	5,491
Dividend accumulations	13,662	11,962
Premiums paid in advance	32,560	27,455
Policy claims payable	9,488	11,015
Other policyholders' funds	7,982	9,440
Total policy liabilities	954,696	879,432
Commissions payable	2,562	2,606
Deferred federal income tax	1,704	17,301
Current federal income tax payable	590	—
Payable for securities in process of settlement	—	2,358
Other liabilities	10,919	10,143
Total liabilities	970,471	911,840
Commitments and contingencies (Notes 5 and 8)
Stockholders' equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized 52,215,852 shares issued and outstanding 2013 and 2012, including shares in treasury of 3,135,738 in 2013 and 2012	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2013 and 2012	3,184	3,184
Accumulated deficit	(12,542)	(17,335)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	6,795	28,887
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	245,809	263,108
Total liabilities and stockholders' equity	$1,216,280	1,174,948

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) For the Years ended December 31, (In thousands, except share amounts)

	2013		2012		2011
Revenues:
Premiums:
Life insurance		$169,683		163,170		154,778
Accident and health insurance		1,529		1,635		1,561
Property insurance		4,946		5,068		5,056
Net investment income		36,597		31,725		30,099
Realized investment gains (losses), net		(247)		196		765
Decrease in fair value of warrants		—		451		1,136
Other income		1,128		514		761
Total revenues		213,636		202,759		194,156
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		64,427		64,656		60,056
Increase in future policy benefit reserves		74,220		66,676		58,264
Policyholders' dividends		9,470		9,091		8,072
Total insurance benefits paid or provided		148,117		140,423		126,392
Commissions		40,477		39,398		38,374
Other general expenses		26,590		25,664		26,040
Capitalization of deferred policy acquisition costs		(29,398)		(29,074)		(27,826)
Amortization of deferred policy acquisition costs		18,511		17,845		16,848
Amortization of cost of customer relationships acquired		2,408		2,467		2,998
Total benefits and expenses		206,705		196,723		182,826
Income before federal income tax expense		6,931		6,036		11,330
Federal income tax expense		2,138		1,507		2,848
Net income		4,793		4,529		8,482
Per Share Amounts:
Basic and diluted earnings per share of Class A common stock	$0.10		0.09		0.17
Basic and diluted earnings per share of Class B common stock	0.05		0.05		0.09
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period		(34,183)		15,130		29,589
Reclassification adjustment for (gains) losses included in net income		227		105		(1,277)
Unrealized gains (losses) on available-for-sale securities, net		(33,956)		15,235		28,312
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale securities		(11,864)		5,520		10,479
Other comprehensive income (loss)		(22,092)		9,715		17,833
Comprehensive income (loss)		$(17,299)		14,244		26,315

See accompanying notes to consolidated financial statements

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2013, 2012, 2011
(In thousands)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stockholders' equity
	Class A	Class B
Balance at January 1, 2011	$256,703	3,184	(30,331)	1,339	(11,011)	219,884
Comprehensive income:
Net income	—	—	8,482	—	—	8,482
Unrealized investment gains, net	—	—	—	17,833	—	17,833
Total comprehensive income	—	—	8,482	17,833	—	26,315
Warrants Exercised	1,845	—	(2)	—	—	1,843
Balance at December 31, 2011	258,548	3,184	(21,851)	19,172	(11,011)	248,042
Comprehensive income:
Net income	—	—	4,529	—	—	4,529
Unrealized investment gains, net	—	—	—	9,715	—	9,715
Total comprehensive income	—	—	4,529	9,715	—	14,244
Warrants Exercised	835	—	(13)	—	—	822
Balance at December 31, 2012	259,383	3,184	(17,335)	28,887	(11,011)	263,108
Comprehensive income:
Net income	—	—	4,793	—	—	4,793
Unrealized investment losses, net	—	—	—	(22,092)	—	(22,092)
Total comprehensive loss	—	—	4,793	(22,092)	—	(17,299)
Balance at December 31, 2013	$259,383	3,184	(12,542)	6,795	(11,011)	245,809

Consolidated Statements of Stockholders' Equity, Continued For the Years Ended December 31, 2013, 2012, 2011 (In thousands)

A summary of the number of shares of common stock of Class A, Class B and treasury stock issued is as follows:

	Common Stock		Treasury
	Class A	Class B	Stock
Balance at January 1, 2011	51,822	1,002	(3,136)
Warrants exercised	267	—	—
Balance at December 31, 2011	52,089	1,002	(3,136)
Warrants exercised	127	—	—
Balance at December 31, 2012	52,216	1,002	(3,136)
Warrants exercised	—	—	—
Balance at December 31, 2013	52,216	1,002	(3,136)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows For the Years Ended December 31, (In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$4,793	4,529	8,482
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments and other assets	247	(196)	(765)
Net deferred policy acquisition costs	(10,887)	(11,229)	(10,978)
Amortization of cost of customer relationships acquired	2,408	2,467	2,998
Decrease in fair value of warrants	—	(451)	(1,136)
Depreciation	1,257	1,233	1,057
Amortization of premiums and discounts on investments	8,916	6,082	4,207
Deferred federal income tax benefit	(3,733)	(2,159)	(1,776)
Change in:
Accrued investment income	(1,947)	(2,517)	(354)
Reinsurance recoverable	5,257	(89)	167
Due premiums	(682)	(1,358)	(632)
Future policy benefit reserves	69,933	66,394	57,999
Other policyholders' liabilities	3,820	5,200	2,761
Federal income tax receivable	860	631	1,013
Commissions payable and other liabilities	732	516	1,408
Other, net	440	217	(170)
Net cash provided by operating activities	81,414	69,270	64,281
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	316	576	—
Maturities and calls of fixed maturities, available-for-sale	54,273	156,863	199,730
Maturities and calls of fixed maturities, held-to-maturity	38,413	169,880	83,611
Purchase of fixed maturities, available-for-sale	(105,827)	(220,401)	(110,356)
Purchase of fixed maturities, held-to-maturity	(75,365)	(145,770)	(230,985)
Sale of equity securities, available-for-sale	5,996	2,855	7,504
Calls of equity securities, available-for-sale	500	920	682
Purchase of equity securities, available-for-sale	—	(10,000)	(32,504)
Principal payments on mortgage loans	838	48	48
Increase in policy loans, net	(5,875)	(3,903)	(3,480)
Sale of other long-term investments	2	5	5
Purchase of other long-term investments	(86)	(116)	(33)
Purchase of property and equipment	(393)	(619)	(1,800)
Sale of property and equipment	—	—	2
Maturity of short-term investments	2,872	2,000	—
Purchase of short-term investments	(531)	(2,378)	(2,048)
Proceeds from assumption reinsurance agreement	—	—	4,550
Net cash used in investing activities	(84,867)	(50,040)	(85,074)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows For the Years Ended December 31, Continued (In thousands)

	2013	2012	2011

Cash flows from financing activities:
Warrants exercised	$—	822	1,843
Annuity deposits	6,296	7,030	6,380
Annuity withdrawals	(4,549)	(4,038)	(3,898)
Net cash provided by financing activities	1,747	3,814	4,325
Net increase (decrease) in cash and cash equivalents	(1,706)	23,044	(16,468)
Cash and cash equivalents at beginning of year	56,299	33,255	49,723
Cash and cash equivalents at end of year	$54,593	56,299	33,255
Supplemental Disclosure of Operating Activities:
Cash paid during the year for income taxes	$5,011	3,036	3,612

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

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), Citizens National Life Insurance Company ("CNLIC"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Computing Technology, Inc. ("CTI"), and Insurance Investors, Inc. ("III").  All significant inter-company accounts and transactions have been eliminated.  Citizens and its wholly-owned subsidiaries are collectively referred to as "the Company", "we," or "our."

We provide primarily life insurance, as well as a small amount of health insurance policies, through three of our subsidiaries - CICA, SPLIC, and CNLIC.  CICA and CNLIC issue ordinary whole-life policies, burial insurance, pre-need policies, and accident and health related policies throughout the Midwest and southern United States.  CICA also issues ordinary whole-life policies to non-U.S. residents.  SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi, and SPFIC, a wholly-owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana.

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

The Company had cash equivalents and fixed maturities with an aggregate fair value of $9.3 million and $10.2 million at December 31, 2013 and 2012, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.

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

Inherent in the capitalization and amortization of deferred policy acquisition costs are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization.  Approximately 91% of our capitalized deferred acquisition costs are attributed to first year and renewal excess commissions.  The remaining 9% are attributed to costs that vary with and are directly related to the acquisition of new insurance business.  Those costs generally include costs related to the production, underwriting and issuance of new business.

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less the benefit and expense portion of premium) for the next 30 years.  The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions.  Management believes that our deferred policy acquisition costs and related amortization for the years ended December 31, 2013, 2012 and 2011 limits the amount of deferred costs to its estimated realizable value.  This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.

The components of deferred acquisition costs from year to year are summarized as follows:

	For the Years Ended December 31,
	2013	2012	2011

	(In thousands)
Balance at beginning of period	$135,569	124,542	113,761
Capitalized	29,398	29,074	27,826
Amortized	(18,511)	(17,845)	(16,848)
Effects of unrealized (gains) losses	235	(202)	(197)
Balance at end of period	$146,691	135,569	124,542

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less the benefit and expense portion of premium) for the next thirty years.  The CCRA is then evaluated utilizing reasonable assumptions.  Management believes that our CCRA and related amortization is recoverable for the years ended December 31, 2013, 2012 and 2011.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Cost of customer relationships acquired relative to purchased blocks of insurance is summarized as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of period	$25,116	27,945	31,631
Amortization	(2,408)	(2,467)	(2,998)
Change in effects of unrealized (gains) losses on CCRA	666	(362)	(688)
Balance at end of period	$23,374	25,116	27,945

Estimated amortization of cost of customer relationship acquired in each of the next five years and thereafter is as follows.  Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

Amount
(In thousands)
Year:
2014	$1,924
2015	1,742
2016	1,612
2017	1,478
2018	1,358
Thereafter	15,659
23,773
Effects of unrealized (gains) losses on CCRA	(399)
Total	$23,374

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

As of December 31, 2013, the Company had goodwill of $12.6 million allocated to the Life Insurance segment and $4.5 million allocated to the Home Service Insurance segment.  The Company completes its annual goodwill assessment for the individual reporting units within the Life Insurance segment and Home Service Insurance segment as of December 31 each year.  There was no impairment of goodwill in 2013, 2012 or 2011.

Goodwill is summarized as follows:

Net Amount
(In thousands)
Balance at January 1, 2011	$17,160
Acquisition	—
Adjustments	—
Balance at December 31, 2011, 2012 and 2013	$17,160

Participating Policies

At December 31, 2013 and 2012, participating business approximated 60.7% and 60.8%, respectively, of direct life insurance in force.

Future policy benefits on participating policies are estimated based on net level premium reserves for death and endowment policy benefits with interest rates ranging from 3% to 8%, and the cash surrender values described in such contracts.  The scaling rate used for the 2013 portfolio ranged between 3.7% for 2 years and then going up to 5% over 15 years and remaining there for the duration.  Earnings and dividends on participating policies are allocated based on policies in force.

Policyholder dividends are determined based on the discretion of the Board of Directors of the policy issuing subsidiary.  Policyholder dividends are accrued over the premium paying periods of the insurance contract.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended December 31,
	2013	2012	2011

	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$4,793	4,529	8,482
Net income allocated to Class A common stock	$4,745	4,483	8,397
Net income allocated to Class B common stock	48	46	85
Net income	$4,793	4,529	8,482
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,005	48,809
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002	1,002
Total weighted average shares outstanding - basic	50,082	50,007	49,811
Basic and diluted earnings per share of Class A common stock	$0.10	0.09	0.17
Basic and diluted earnings per share of Class B common stock	0.05	0.05	0.09

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

The following is a summary of property and equipment.

	For the Years Ended December 31,
	2013	2012
	(In thousands)
Property and equipment:
Home office, land and buildings	$9,696	9,511
Furniture and equipment	2,472	2,464
Electronic data processing equipment	4,170	4,083
Automobiles and marine assets	373	382
Airplane	3,345	3,282
Total property and equipment	20,056	19,722
Accumulated depreciation	(13,394)	(12,339)
Balance at end of period	$6,662	7,383

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

Reserving assumptions are reviewed to ensure our original assumptions at the time of policy issuance that related to interest, mortality, withdrawals, and settlement expenses are based upon management’s best judgment.  In 2013 and 2012, the Company revised assumptions used in the development of reserve and DAC balances to reflect the current assumptions.  The adjustment resulted in a decrease of approximately $0.2 million to reserves and an increase in the DAC asset of approximately $0.2 million for 2013 and an increase of $0.2 million to reserves and a decrease of $0.1 million related to the DAC asset in 2012, respectively.

Miscellaneous Income

Certain items have been recorded to miscellaneous income in the current year that relate to two corrections resulting from prior year transactions. We identified certain SPLIC acquisition conversion items where the benefit had been paid prior to acquisition. These records were incorrectly converted to the insurance inforce during 2005. The items have been written off in the current year and totaled $0.2 million. The second correction related to checks issued for policy benefit funds on terminated policies where the benefit should have been used to extend the insurance contract prior to termination. These amounts have also been written off in the current reporting period and totaled $0.3 million. These amounts are related to prior periods from 2008 to 2010.

Reclassifications

Certain amounts presented in prior years have been reclassified to conform to the current presentation.  No individual amounts were material.

Accounting Pronouncements and Regulatory Reform

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Health Care Reform

The Affordable Care Act, was passed by the U.S. Congress in 2010.  The Company has considered its medical and dental plans provided for employees and agents.  While the Company will incur additional costs associated with the implementation of this Act, it does not believe these costs or ongoing costs associated with this Act will have a material impact to the consolidated financial statements.  The Company does not provide a separate prescription drug plan to its retirees.  In addition, the Company does not sell any medical insurance or prescription drug coverage.  However, the Company does sell dental insurance but believes the impact of this Act is immaterial to these products.  The Company will continue to assess the information contained in this Act as additional guidance becomes available and as additional implications are understood or clarified.

Financial Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“the “Financial Reform Act”) includes a provision to establish a Federal Insurance Office with the primary purpose of collecting information to better understand insurance issues at the federal level and to monitor the extent to which traditional underserved communities and consumers, minorities and low and moderate income persons have access to affordable insurance products.  The Financial Reform Act also contains provisions affecting financial institutions, credit rating agencies and other commercial and consumer businesses.

Note 2: Investments

The Company invests primarily in fixed maturity securities, which totaled 83.9% of total investments and cash and cash equivalents at December 31, 2013.  Holdings in high quality fixed maturity securities rated A or higher by Standard & Poor's, Inc. totaled 81.2% of investment holdings in this category, reflecting the conservative investment philosophy of the Company.

	December 31, 2013		December 31, 2012
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$832,952	83.9	$791,528	82.7
Equity securities	47,259	4.8	53,741	5.6
Mortgage loans	671	0.1	1,509	0.2
Policy loans	48,868	4.8	42,993	4.5
Real estate and other long-term investments	8,485	0.9	8,553	0.9
Short-term investments	—	—	2,340	0.2
Cash and cash equivalents	54,593	5.5	56,299	5.9
Total cash, cash equivalents and investments	$992,828	100.0	$956,963	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The cost, gross unrealized gains and losses and fair value of investments in fixed maturities and equity securities, as of December 31, 2013 and 2012, are as follows.

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$10,115	2,348	—	12,463
U.S. Government-sponsored enterprises	53,587	1,209	228	54,568
States and political subdivisions	341,673	6,242	11,449	336,466
Foreign governments	104	23	—	127
Corporate	186,671	12,289	1,399	197,561
Commercial mortgage-backed	300	9	—	309
Residential mortgage-backed	3,494	270	2	3,762
Total available-for-sale securities	595,944	22,390	13,078	605,256
Held-to-maturity securities:
U.S. Government-sponsored enterprises	8,877	197	3	9,071
States and political subdivisions	181,246	1,633	6,412	176,467
Corporate	37,573	771	349	37,995
Total held-to-maturity securities	227,696	2,601	6,764	223,533
Total fixed maturity securities	$823,640	24,991	19,842	828,789
Equity securities:
Stock mutual funds	$10,463	1,506	—	11,969
Bond mutual funds	35,080	—	417	34,663
Common stock	17	—	5	12
Preferred stock	323	292	—	615
Total equity securities	$45,883	1,798	422	47,259

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$10,170	3,773	—	13,943
U.S. Government-sponsored enterprises	81,788	3,815	22	85,581
States and political subdivisions	265,812	17,227	777	282,262
Foreign governments	105	36	—	141
Corporate	195,755	20,536	286	216,005
Commercial mortgage-backed	481	17	2	496
Residential mortgage-backed	5,625	469	2	6,092
Total available-for-sale securities	559,736	45,873	1,089	604,520
Held-to-maturity securities:
U.S. Government-sponsored enterprises	28,632	514	—	29,146
States and political subdivisions	125,634	5,435	378	130,691
Corporate	32,742	1,160	—	33,902
Total held-to-maturity securities	187,008	7,109	378	193,739
Total fixed maturity securities	$746,744	52,982	1,467	798,259
Equity securities:
Stock mutual funds	$10,463	250	28	10,685
Bond mutual funds	41,504	541	129	41,916
Common stock	17	—	2	15
Preferred stock	760	365	—	1,125
Total equity securities	$52,744	1,156	159	53,741

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

For investments of available-for-sale fixed maturities that have unrealized losses as of December 31, 2013, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows.

	December 31, 2013
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
U.S. Government-sponsored enterprises	$14,032	228	12	—	—	—	14,032	228	12
States and political subdivisions	183,280	9,872	203	15,673	1,577	16	198,953	11,449	219
Corporate	35,789	1,048	25	2,426	351	2	38,215	1,399	27
Residential mortgage-backed	57	1	3	42	1	1	99	2	4
Total available-for-sale securities	233,158	11,149	243	18,141	1,929	19	251,299	13,078	262
Held-to-maturity securities:
U.S. Government-sponsored enterprises	2,997	3	1	—	—	—	2,997	3	1
States and political subdivisions	100,153	5,236	118	14,797	1,176	17	114,950	6,412	135
Corporate	5,225	349	4	—	—	—	5,225	349	4
Total held-to-maturity securities	108,375	5,588	123	14,797	1,176	17	123,172	6,764	140
Total fixed maturities	$341,533	16,737	366	32,938	3,105	36	374,471	19,842	402
Equity securities:
Bond mutual funds	$34,663	417	7	—	—	—	34,663	417	7
Common stocks	12	5	1	—	—	—	12	5	1
Total equities	$34,675	422	8	—	—	—	34,675	422	8

The available-for-sale fixed maturities in a gross unrealized loss position for more than 12 months is primarily related to rises in interest rates which results in lower market prices on fixed maturity securities that have lower coupons than the current market rate. This is interest rate risk and is not a signal of impairment. Management has completed its assessment of other-than-temporary impairment of these securities.  Based on our evaluation of the credit worthiness of the issuers and because we do not intend to sell the investments, nor is it likely that we would be required to sell these investments, before recovery of their amortized cost bases, which may be maturity, none of the unrealized losses are considered to be other-than-temporary.

We monitor all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. Our impairment review, in accordance with current guidance, is performed by the Company at each reporting date and management uses its best judgment to decide if impairment is other-than-temporary.  We determine other-than-temporary impairment by reviewing relevant evidence related to the specific security issuer, as well as our intent to sell the security or whether we more likely than not will be required to sell the security before its anticipated recovery.  All securities with a market price below par were segregated and reviewed as of December 31, 2013 based upon the items above for impairment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

For investments of available-for-sale fixed maturities and equity securities that have unrealized losses as of December 31, 2012, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The amortized cost and fair value of fixed maturities at December 31, 2013 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon the final stated maturity.

	Cost or Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$17,183	17,414
Due after one year through five years	117,140	123,970
Due after five years through ten years	94,156	96,647
Due after ten years	367,465	367,225
Total available-for-sale securities	595,944	605,256
Held-to-maturity securities:
Due in one year or less	8,912	8,992
Due after one year through five years	37,750	38,170
Due after five years through ten years	43,384	43,888
Due after ten years	137,650	132,483
Total held-to-maturity securities	227,696	223,533
Total fixed maturities	$823,640	828,789

The Company had no investments in any one entity, excluding U.S. Government agencies, which exceeded 10% of stockholders' equity at December 31, 2013.  In addition, there were no investments that were non-income producing for the year ended December 31, 2013.

Major categories of net investment income are summarized as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Investment income on:
Fixed maturities	$32,604	27,470	26,606
Equity securities	1,839	2,158	1,534
Mortgage loans on real estate	68	104	99
Policy loans	3,637	3,332	3,024
Long-term investments	229	234	225
Other	64	99	122
Total investment income	38,441	33,397	31,610
Investment expenses	(1,844)	(1,672)	(1,511)
Net investment income	$36,597	31,725	30,099

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Proceeds and gross realized gains and losses from sales of fixed maturities available-for-sale for 2013, 2012 and 2011 are summarized as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Proceeds	$316	576	—
Gross realized gains	$7	54	—
Gross realized losses	$1	3	—

In 2013, two bonds were sold for a gain related to the non-insurance subsidiaries holdings. Certain securities were sold during 2012 from a tax planning perspective and due to statutory reporting considerations related to non-rated securities.
There were no securities sold from the held-to-maturity portfolio in 2013, 2012 or 2011.

Proceeds and gross realized gains and losses from sales of equity securities for 2013, 2012 and 2011 are summarized as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Proceeds	$5,996	2,855	7,504
Gross realized gains	$—	632	1,259
Gross realized losses	$428	—	—

In December of 2013, the Company sold two equity mutual funds that resulted in a loss of $0.4 million due to circumstances that arose relative to tax planning considerations. During 2012 and 2011, the Company sold holdings of equity mutual funds that were previously impaired, generating realized capital gains for financial reporting purposes of $0.6 million and $1.3 million, respectively, but realized losses for tax purposes.  The tax losses offset current year tax gains and were carried back to recover taxes paid on gains in prior years.

Realized investment gains (losses) are as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Realized investment gains (losses):
Sales, calls and maturities:
Fixed maturities	$199	824	119
Equity securities	(436)	636	1,259
Property and equipment	—	—	2
Other long-term investments	(10)	55	16
Net realized gains (losses)	(247)	1,515	1,396
Other-than-temporary impairments ("OTTI")
Fixed maturities	—	(1,319)	(70)
Other long-term investments	—	—	(561)
Realized loss on OTTI	—	(1,319)	(631)
Net realized investment gains (losses)	$(247)	196	765

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

We recorded an OTTI write-down in 2012 of $1,319,000 related to a coal powered energy issuer debt security holding which has a maturity date in 2017.  We also recorded impairments in 2011 of $70,000 related to a bond issuer that declared bankruptcy in 2011.

The Company had realized gains of $199,000 from calls of held-to-maturity fixed maturities in 2013.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2013
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,463	54,568	—	67,031
States and political subdivisions	—	336,466	—	336,466
Corporate	—	197,561	—	197,561
Commercial mortgage-backed	—	—	309	309
Residential mortgage-backed	—	3,762	—	3,762
Foreign governments	—	127	—	127
Total fixed maturities	12,463	592,484	309	605,256
Equity securities:
Stock mutual funds	11,969	—	—	11,969
Bond mutual funds	34,663	—	—	34,663
Common stock	12	—	—	12
Preferred stock	615	—	—	615
Total equity securities	47,259	—	—	47,259
Total financial assets	$59,722	592,484	309	652,515

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2012
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$13,943	85,581	—	99,524
States and political subdivisions	—	282,262	—	282,262
Corporate	—	216,005	—	216,005
Commercial mortgage-backed	—	109	387	496
Residential mortgage-backed	—	6,092	—	6,092
Foreign governments	—	141	—	141
Total fixed maturities	13,943	590,190	387	604,520
Equity securities:
Stock mutual funds	10,685	—	—	10,685
Bond mutual funds	41,916	—	—	41,916
Common stock	15	—	—	15
Preferred stock	1,125	—	—	1,125
Total equity securities	53,741	—	—	53,741
Total financial assets	$67,684	590,190	387	658,261

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At December 31, 2013, the fixed maturities, valued using a third-party pricing source, totaled $592.5 million for Level 2 assets and comprised 90.8% of total reported fair value.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding.  The Level 1 and Level 2 valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models, other third party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third party pricing models and review model parameters for reasonableness.  For the period ended December 31, 2013, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

There were no transfers made between level 1 and 2 securities at December 31, 2013 or 2012.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

	December 31,
	2013	2012
	(In thousands)
Beginning Balance at January 1,	$387	459
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	(7)	(6)
Principal paydowns	(71)	(66)
Transfer in and (out) of Level 3	—	—
Ending Balance at December 31,	$309	387

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

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$227,696	223,533	187,008	193,739
Mortgage loans	671	695	1,509	1,503
Policy loans	48,868	48,868	42,993	42,993
Short-term investments	—	—	2,340	2,340
Cash and cash equivalents	54,593	54,593	56,299	56,299
Financial liabilities:
Annuities - investment contracts	$39,469	44,960	36,392	38,679

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential properties and commercial properties.  Weighted average interest rates for these loans were approximately 6.4% and 6.6% per year, as of December 31, 2013 and 2012, respectively, with maturities ranging from 2 to 29 years.  Management estimated the fair value using an annual interest rate of 6.25% at December 31, 2013 and 2012. Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans have a weighted average annual interest rate of 7.7% as of December 31, 2013 and 2012, respectively, and have no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

the consolidated balance sheet.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies that we have in force and cannot be valued separately and are not marketable. Therefore, the fair value approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature. Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at December 31, 2013 using discounted cash flows based upon a swap rate curve with interest rates ranging from 0.1% to 3.8% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

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

The following table presents information on changes in the liability for life, accident and health and property policy and contract claims for the years ended December 31, 2013, 2012 and 2011.

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Policy claims payable at January 1	$11,015	10,020	10,540
Less: reinsurance recoverable	1,188	1,171	1,188
Net balance at January 1	9,827	8,849	9,352
Add claims incurred, related to:
Current year	24,575	26,094	24,996
Prior years	(417)	(687)	(1,565)
	24,158	25,407	23,431
Deduct claims paid, related to:
Current year	17,443	18,302	18,004
Prior years	7,740	6,127	5,930
	25,183	24,429	23,934
Net balance December 31	8,802	9,827	8,849
Plus: reinsurance recoverable	686	1,188	1,171
Policy claims payable, December 31	$9,488	11,015	10,020

The Company experienced favorable development of $0.4 million in 2013, primarily related to CICA.

The favorable developments in 2012 and 2011 of $700,000 and $1,600,000 were primarily related the release of higher claim reserves in SPLIC due to longer claim reporting lags following Hurricane’s Katrina and Rita and the relocation of insured lives.  The claims related to these events have stabilized and the higher claim reserves are no longer deemed necessary.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 5: Reinsurance

In the normal course of business, the Company reinsures portions of certain policies that we underwrite to limit disproportionate risks.  During 2013 and 2012, we retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life.  The Company also reinsures 100% of our accidental death benefit rider coverage.  Catastrophe reinsurance is in place for our property policies.  In 2013 and 2012, this reinsurance provided $10,000,000 of coverage above a $500,000 deductible.  Our health insurance policies are substantially all reinsured on a 100% coinsurance basis.  We remain contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  We obtain reinsurance from multiple reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. The ratings by A.M. Best Company range from B+ (Good) to A+ (Superior).  To protect our position, we have established and funded a trust to cover the contingent liabilities related to accident and health reinsurance ceded to Puritan Life Insurance Company of America, which represents $2.6 million of the $4.4 million of reinsurance recoverable at December 31, 2013.

Assumed and ceded life reinsurance activity as of December 31, 2013 and 2012 is summarized as follows:

	At December 31,
	2013	2012
	(In thousands)
Aggregate assumed life insurance in force	$352,013	801,261
Aggregate ceded life insurance in force	$(467,491)	(466,898)
Net life insurance in force	$4,616,128	4,976,157

The Company's reinsurance recoveries on ceded reinsurance were $4.4 million in 2013 and $9.7 million in 2012.  Premiums, claims and surrenders assumed and ceded for all lines of business for these years are summarized as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Premiums from short-duration contracts:
Direct	$7,129	7,274	7,227
Assumed	—	—	—
Ceded	(1,107)	(1,034)	(1,128)
Net premiums earned	6,022	6,240	6,099
Premiums from long-duration contracts:
Direct	172,257	168,272	159,860
Assumed	188	1,275	1,874
Ceded	(2,309)	(5,914)	(6,438)
Net premiums earned	170,136	163,633	155,296
Total premiums earned	$176,158	169,873	161,395
Claims and surrenders assumed	$232	1,313	1,865
Claims and surrenders ceded	$(424)	(5,486)	(3,204)

SPFIC has catastrophe reinsurance that covers the first event in excess of a $500,000 deductible up to $10.0 million.  In consideration for a reinstatement premium, second event coverage is provided in excess of a $500,000 deductible up to

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

$10.0 million.  The annual premium was approximately $1.1 million in 2013, $1.0 million in 2012 and $1.1 million in 2011.

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

	For the Years Ended December 31,
	2013	2012
Combined Statutory Stockholders' Equity	(In thousands)

Life insurance operations	$114,528	109,055
Property insurance operations	5,106	5,137
Total statutory equity	$119,634	114,192

	For the Years Ended December 31,
	2013	2012	2011
Combined Statutory Net Income	(In thousands)

Life insurance operations	$4,584	4,055	6,943
Property insurance operations	(41)	28	469
Total statutory net income	$4,543	4,083	7,412

Generally, the net assets of the insurance subsidiaries available for transfer to their immediate parent are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities.  Under these practices, total surplus at December 31, 2013 was $54.8 million and net gain from operations was $3.2 million for CICA.  Based upon statutory net gain from operations and surplus of CICA as of and for the year ended December 31, 2013, a dividend of approximately $5.5 million could be paid to the Company without prior regulatory approval in 2014.  Payments of dividends in excess of such amounts would generally require approval by regulatory authorities.

CICA, CNLIC, SPLIC and SPFIC have calculated their risk based capital ("RBC") in accordance with the National Association of Insurance Commissioners' Model Rule and the RBC rules as adopted by their respective states of domicile.   All insurance subsidiaries exceeded RBC minimum levels at December 31, 2013.

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

All outstanding warrants were exercised in 2011 and 2012 and none were remaining as of December 31, 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The fair value of the warrants was calculated using the Black-Scholes option pricing model and was classified as a liability on the balance sheet.  The change in fair value of warrants was reported as a component of revenue in the income statement.  The change in fair value of warrants for the year ended December 31, 2012 and 2011 caused an increase in revenues of $0.5 million and $1.1 million, respectively.

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

The Company is currently performing an internal audit related to unclaimed property for all legal reporting entities. As of December 31, 2013, the Company had been informed by the Louisiana Department of Treasury, Arkansas Auditor of State and the Texas State Comptroller, that they authorized an audit of Citizens, Inc. and its affiliates for compliance with unclaimed property laws. This audit is being conducted by Verus Financial LLC on behalf of the states.
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

We defend all claims vigorously.  However, in doing so, we could incur significant defense costs, including attorneys' fees, other direct litigation costs and the expenditure of substantial amounts of management time that otherwise would be devoted to our business.  If we suffer an adverse judgment as a result of litigation claims, it could have a material adverse effect on our business, results of operations and financial condition.

We have the following lease commitments as of December 31, 2013 with the payments due by the periods indicated below.

Lease Commitments
(In thousands)
Less than 1 year	$398
1 year to 3 years	473
3 years to 5 years	98
More than 5 years	—
Total	$969

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Operating lease expense was $0.6 million for the year ended December 31, 2013, and $0.6 million and $0.5 million for the same periods ended 2012 and 2011.

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

The Company has no reportable differences between segments and consolidated operations.

	December 31, 2013
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$132,479	43,679	—	176,158
Net investment income	22,237	13,075	1,285	36,597
Realized investment losses, net	(222)	(19)	(6)	(247)
Other income	891	141	96	1,128
Total revenue	155,385	56,876	1,375	213,636
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	42,908	21,519	—	64,427
Increase in future policy benefit reserves	71,100	3,120	—	74,220
Policyholders' dividends	9,400	70	—	9,470
Total insurance benefits paid or provided	123,408	24,709	—	148,117
Commissions	26,033	14,444	—	40,477
Other general expenses	11,326	12,739	2,525	26,590
Capitalization of deferred policy acquisition costs	(23,830)	(5,568)	—	(29,398)
Amortization of deferred policy acquisition costs	15,701	2,810	—	18,511
Amortization of cost of customer relationships acquired	693	1,715	—	2,408
Total benefits and expenses	153,331	50,849	2,525	206,705
Income (loss) before income tax expense	$2,054	6,027	(1,150)	6,931

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2012
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$126,032	43,841	—	169,873
Net investment income	17,828	12,724	1,173	31,725
Realized investment gains (losses), net	512	(343)	27	196
Decrease in fair value of warrants	—	—	451	451
Other income	319	80	115	514
Total revenue	144,691	56,302	1,766	202,759
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	43,537	21,119	—	64,656
Increase in future policy benefit reserves	63,481	3,195	—	66,676
Policyholders' dividends	8,846	245	—	9,091
Total insurance benefits paid or provided	115,864	24,559	—	140,423
Commissions	24,895	14,503	—	39,398
Other general expenses	10,961	12,089	2,614	25,664
Capitalization of deferred policy acquisition costs	(23,371)	(5,703)	—	(29,074)
Amortization of deferred policy acquisition costs	15,077	2,768	—	17,845
Amortization of cost of customer relationships acquired	746	1,721	—	2,467
Total benefits and expenses	144,172	49,937	2,614	196,723
Income (loss) before income tax expense	$519	6,365	(848)	6,036

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2011
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$118,205	43,190	—	161,395
Net investment income	16,401	12,861	837	30,099
Realized investment gains (losses), net	1,347	(601)	19	765
Decrease in fair value of warrants	—	—	1,136	1,136
Other income	526	112	123	761
Total revenue	136,479	55,562	2,115	194,156
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	40,525	19,531	—	60,056
Increase in future policy benefit reserves	54,310	3,954	—	58,264
Policyholders' dividends	8,004	68	—	8,072
Total insurance benefits paid or provided	102,839	23,553	—	126,392
Commissions	23,482	14,892	—	38,374
Other general expenses	11,418	12,186	2,436	26,040
Capitalization of deferred policy acquisition costs	(21,675)	(6,151)	—	(27,826)
Amortization of deferred policy acquisition costs	13,769	3,079	—	16,848
Amortization of cost of customer relationships acquired	921	2,077	—	2,998
Total benefits and expenses	130,754	49,636	2,436	182,826
Income (loss) before income tax expense	$5,725	5,926	(321)	11,330

The table below summarizes assets by segment.

	For the Years Ended December 31,
	2013	2012
	(In thousands)
Assets:
Life Insurance	$772,434	717,967
Home Service Insurance	373,432	385,046
Other Non-Insurance Enterprises	70,414	71,935
Total assets	$1,216,280	1,174,948

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Major categories of earned premiums are summarized as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Premium income:
Ordinary life	$169,667	162,070	153,118
Group life	16	1,100	1,660
Accident and health	1,529	1,635	1,561
Property	4,946	5,068	5,056
Total premium income	$176,158	169,873	161,395

Geographic Information

The following table sets forth the Company's annual total of earned premiums from geographic area for the years indicated:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Area:
United States	$52,678	67,332	51,126
Venezuela	28,317	25,035	21,150
Colombia	24,724	23,010	21,765
Taiwan	15,678	14,879	14,196
Ecuador	14,962	14,064	13,481
Argentina	9,339	9,502	9,353
Other foreign countries	33,688	21,724	36,016
Net reinsurance	(3,228)	(5,673)	(5,692)
Total	$176,158	169,873	161,395

Note 10: Income Taxes

Our federal income tax expense was $2.1 million, $1.5 million and $2.8 million in 2013, 2012 and 2011, respectively.  This represents effective tax rates of 30.8%, 25.0% and 25.1%, respectively. The Company previously had a valuation allowance related to OTTI writedowns on stocks and stock mutual funds in 2008. Due to the sale of these mutual funds in 2009 and 2010, the valuation allowance was released in its entirety in 2009 and 2010. Part of this valuation allowance was released to other comprehensive income ("OCI") in 2009 due to the increase in fair value of mutual funds and stocks still owned. As the stocks and mutual funds have been disposed of since 2009, this valuation allowance has been released as reductions of tax expense. During 2013, 2012 and 2011, $20,000, and $188,000 and $570,000 has been released as a reduction of tax expense, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The table below summarizes the changes in the valuation allowance.

	Deferred Tax Liability	Other Comprehensive Income	Goodwill	Income Tax Expense (Benefit)
	(In thousands)
Balance at December 31, 2010	$—	(841)	1,058	(217)
Release of valuation allowance in 2011	—	570	—	(570)
Balance at December 31, 2011	—	(271)	1,058	(787)
Release of valuation allowance in 2012	—	188	—	(188)
Balance at December 31, 2012	—	(83)	1,058	(975)
Release of valuation allowance in 2013	—	20	—	(20)
Balance at December 31, 2013	$—	(63)	1,058	(995)

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 35% in 2013, 2012 and 2011 to income (loss) before federal income tax expense is as follows:

	Years Ended December 31,
	2013	2012	2011

	(In thousands)
Expected tax expense	$2,426	2,113	3,966
Release of valuation allowance previously held in other comprehensive income	(20)	(188)	(570)
Taxable intercompany stock sales	143	182	405
Tax-exempt interest and dividends-received deduction	(397)	(364)	(251)
Change in fair value of options and warrants	—	(158)	(398)
Adjustment of prior year taxes	60	—	(280)
Effect of graduated rates	(100)	(100)	—
Other	26	22	(24)
Total income tax expense	$2,138	1,507	2,848

Income tax expense (benefit) consists of:

	Years Ended December 31,
	2013	2012	2011

	(In thousands)
Current	$5,871	3,666	4,624
Deferred	(3,733)	(2,159)	(1,776)
Total income tax expense	$2,138	1,507	2,848

Deferred tax expense is comprised of $3,713,000 deferred tax benefit and $20,000 tax benefit released from OCI.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The components of deferred federal income taxes are as follows:

	Years Ended December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Future policy benefit reserves	$39,345	34,785
Net operating and capital loss carryforwards	2,632	3,098
Due and accrued dividends and expenses	1,318	1,324
Investments	1,805	308
State income tax credits	128	131
Other	219	542
Total gross deferred tax assets	45,447	40,188
Valuation allowance	—	—
Total gross deferred tax assets net of valuation allowance	45,447	40,188
Deferred tax liabilities:
Deferred policy acquisition costs, cost of customer relationships acquired and intangible assets	(42,948)	(40,844)
Unrealized gains on investments available-for-sale	(3,741)	(16,023)
Other	(462)	(622)
Total gross deferred tax liabilities	(47,151)	(57,489)
Net deferred tax liability	$(1,704)	(17,301)

A summary of the changes in the components of deferred federal and state income taxes is as follows:

	At December 31,
	2013	2012
	(In thousands)
Deferred federal and state income taxes:
Balance January 1,	$(17,301)	(13,940)
Deferred tax benefit (expense)	3,713	1,971
Investments available-for-sale	12,282	(5,529)
Effects of unrealized gains on DAC, CCRA and reserves	(398)	197
Balance December 31,	$(1,704)	(17,301)

The Company and our subsidiaries had net operating losses at December 31, 2013 available to offset future taxable income of approximately $7,521,000, expiring at various times through 2029.  A portion of the net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code.  At December 31, 2013 and 2012, we determined that as a result of our historical income, projected future income, tax planning strategies, and the nature of the items from which the deferred tax assets are derived, other than assets for which OTTI was recorded, it was more likely than not that the deferred tax assets would be realized. The Company has sufficient unrealized gains in its available-for-sale portfolio so as not to need a valuation allowance for OTTI writedowns.

The Company and our subsidiaries had no capital loss carry-forwards at December 31, 2013.

At December 31, 2013, the Company had accumulated approximately $3,291,000 in our "policyholders' surplus account."  This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax laws, were accumulated.  No new additions are expected to be made to this account.  Federal income taxes will become

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

payable thereon at the then current tax rate (a) when and if distributions to shareholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction.  We do not anticipate any transactions that would cause any part of this amount to become taxable.  However, should the balance at December 31, 2013 become taxable, the tax computed at present rates would be approximately $1,152,000.

The Company recognizes only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

A reconciliation of unrecognized tax benefits is as follows:

	At December 31,
	2013	2012
	(In thousands)

Balance at January 1,	$—	—
Additions based on tax positions related to the current year	896	—
Additions for tax positions of prior years	643	—
Reductions for tax positions related to the current year	—	—
Reductions for tax positions of prior years	—	—
Balance December 31,	$1,539	—

None of the Company’s unrecognized tax benefits at December 31, 2013 would affect the effective tax rate if recognized.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.  The Company has not recorded immaterial interest or penalties with respect to any unrecognized tax benefits as of December 31, 2013.

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

The Company and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various U.S. states.  Most of our subsidiaries are not subject to examination by U.S. tax authorities for years prior to 2010.  Some of our subsidiaries have open tax years going back as far as 2002 due to net operating loss carry-forwards.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 11: Other Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 35% in 2013, 2012 and 2011, as indicated below.

	Amount	Tax Effect	Amount
	(In thousands)
Year ended December 31, 2013
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(35,318)	12,361	(22,957)
Reclassification adjustment for (gains) losses included in net income	227	(79)	148
Effects on DAC and CCRA	1,135	(398)	737
Change in tax valuation allowance	—	(20)	(20)
Other comprehensive income (loss)	$(33,956)	11,864	(22,092)
Year ended December 31, 2012
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$15,694	(5,493)	10,201
Reclassification adjustment for (gains) losses included in net income	105	(36)	69
Effects on DAC and CCRA	(564)	197	(367)
Change in tax valuation allowance	—	(188)	(188)
Other comprehensive income	$15,235	(5,520)	9,715
Year ended December 31, 2011
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$30,474	(10,666)	19,808
Reclassification adjustment for (gains) losses included in net income	(1,277)	447	(830)
Effects on DAC and CCRA	(885)	310	(575)
Change in tax valuation allowance	—	(570)	(570)
Other comprehensive income	$28,312	(10,479)	17,833

Note 12: Benefit Plans

The Company sponsors a defined contribution profit-sharing plan.  Employees with one year of service can participate.  Contributions are made at the discretion of the Board of Directors and are subject to a tiered vesting schedule.  Employer contributions to the plan were $0.6 million in 2013 and were $0.8 million, and $1.0 million in 2012 and 2011.  The plan does not permit employee contributions.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

Citizens, Inc. purchased Class A common shares during 2013 and 2012 that were held by subsidiaries at market value as of the transaction dates, which approximated $0.4 million and $0.6 million, respectively.  These transactions were eliminated for financial reporting purposes in accordance with consolidation accounting, but generated a tax expense for the year ended December 31, 2013 and 2012 totaling approximately $0.1 million and $0.2 million.

In 2012, CICA made a return of capital of $5.4 million, to Citizens, Inc. and SPLIC paid a dividend to CICA in the amount of $2.3 million.

Note 14: Quarterly Financial Information (Unaudited)

The following table contains selected unaudited financial data for each quarter.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)
2013
Revenues	$56,866	53,616	53,608	49,546
Benefits and expenses	55,456	50,998	51,813	48,438
Federal income tax expense	604	794	488	252
Net income	806	1,824	1,307	856
Net income available to common shareholders	806	1,824	1,307	856
Basic earnings per share of Class A common stock	0.02	0.03	0.03	0.02
Basic earnings per share of Class B common stock	0.01	0.02	0.01	0.01
Diluted earnings per share of Class A common stock	0.02	0.03	0.03	0.02
Diluted earnings per share of Class B common stock	0.01	0.02	0.01	0.01

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)
2012
Revenues	$54,070	52,182	49,602	46,905
Benefits and expenses	54,511	48,137	49,263	44,812
Federal income tax expense	(144)	1,134	(64)	581
Net income (loss)	(297)	2,911	403	1,512
Net income available to common shareholders	(297)	2,911	403	1,512
Basic earnings per share of Class A common stock	(0.01)	0.06	0.01	0.03
Basic earnings per share of Class B common stock	—	0.03	—	0.02
Diluted earnings per share of Class A common stock	(0.01)	0.06	0.01	0.03
Diluted earnings per share of Class B common stock	—	0.03	—	0.02

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 15: Subsequent Events

On October 7, 2013, the Company entered into a purchase agreement with Magnolia Guaranty Life Insurance Company ("MGLIC") in the amount of $5.2 million. MGLIC is a Mississippi company that began writing business in 1992 and issues primarily industrial life policies through independent funeral homes in the state of Mississippi. MGLIC had approximately $8.6 million of admitted assets as of December 31, 2013. This transaction was finalized on March 7, 2014 and will add a Mississippi domiciled company to our home service segment.

We have evaluated for subsequent events as defined by the accounting guidance through the date of financial statement issuance.  No other items were identified in this period subsequent to the financial statement date that required adjustment or disclosure.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Balance Sheets

	At December 31,
	2013	2012
	(In thousands)
Assets
Investment in subsidiaries (1)	$179,575	197,059
Fixed maturities available-for-sale, at fair value	43,233	43,946
Fixed maturities held-to-maturity, at amortized cost	377	151
Equity securities available-for-sale, at fair value	1,079	972
Mortgage loans on real estate	354	479
Real estate and other long-term investments	6,250	6,365
Cash	17,038	16,489
Accrued investment income	630	598
Accounts receivable from subsidiaries (1)	2,440	2,212
Other assets	139	526
Total assets	$251,115	268,797
Liabilities and Stockholders' Equity
Liabilities:
Accrued expense and other liabilities	$5,306	5,689
Total liabilities	$5,306	5,689
Stockholders' equity:
Common stock:
Class A	$259,383	259,383
Class B	3,184	3,184
Accumulated retained deficit	(12,542)	(17,335)
Unrealized investment gains on securities held by parent and subsidiaries, net of tax	6,795	28,887
Treasury stock	(11,011)	(11,011)
Total stockholders' equity	245,809	263,108
Total liabilities and stockholders' equity	$251,115	268,797

(1) Eliminated in consolidation.

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Operations

	Years Ended December 31,
	2013	2012	2011

	(In thousands)
Revenues:
Management service fees (1)	$27,711	27,930	28,560
Investment income	1,268	1,157	822
Decrease in fair value of warrants	—	451	1,136
Other	2	—	—
Realized investment gains (losses), net	(10)	27	18
Total revenues	28,971	29,565	30,536
Expenses:
General	25,900	26,280	26,418
Taxes, licenses and fees	942	870	962
Federal income tax expense	498	708	709
Total expenses	27,340	27,858	28,089
Income before equity in income of consolidated subsidiaries	1,631	1,707	2,447
Equity in income of consolidated subsidiaries	3,162	2,822	6,035
Net income	$4,793	4,529	8,482

(1) Eliminated in consolidation.

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011

	(In thousands)
Cash flows from operating activities:
Net income	$4,793	4,529	8,482
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains), net	10	(27)	(18)
Equity in income of consolidated subsidiaries	(3,162)	(2,822)	(6,035)
Decrease in fair value of warrants	—	(451)	(1,136)
Accrued expenses and other liabilities	(383)	692	1,762
Amortization of premiums and discounts on investments	696	492	165
Depreciation	229	263	249
Accrued investment income	(32)	(213)	(210)
Decrease (increase) in receivable from subsidiaries and other assets	159	542	(16)
Other, net	418	(503)	(311)
Net cash provided by operating activities	2,728	2,502	2,932
Cash flows from investing activities:
Purchase of fixed maturities, held-to-maturity	(232)	—	(1,156)
Calls of fixed maturities, held-to-maturity	—	—	1,000
Purchase of fixed maturities, available-for-sale	(2,630)	(16,199)	(24,794)
Maturities of fixed maturities, available-for-sale	1,000	8,017	8,725
Purchase of equity securities, available-for-sale	—	—	(1,000)
Sale of real estate and other long-term investments	128	11	16
Purchase of other long-term investments and property and equipment	(5)	(5)	(154)
Net cash used by investment activities	(1,739)	(8,176)	(17,363)
Cash flows from financing activities:
Dividend from subsidiary	—	5,400	6,800
Warrants exercised	—	822	1,843
Purchase of the Company's stock from affiliates	(440)	(553)	(1,226)
Net cash provided by financing activities	(440)	5,669	7,417
Net increase (decrease) in cash	549	(5)	(7,014)
Cash at beginning of year	16,489	16,494	23,508
Cash at end of year	$17,038	16,489	16,494

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule III Supplementary Insurance Information

	At December 31,
	2013	2012
	(In thousands)
Deferred policy acquisition cost:
Life Insurance	$118,274	110,144
Home Service Insurance	28,417	25,425
Other Non-Insurance Enterprises	—	—
Total consolidated deferred policy acquisition costs	$146,691	135,569
Future policy benefit reserves and policy claims payable:
Life Insurance	$647,728	583,553
Home Service Insurance	243,276	247,022
Other Non-Insurance Enterprises	—	—
Total consolidated future policy benefit reserves and policy claims payable	$891,004	830,575
Unearned premiums:
Life Insurance	$1,415	791
Home Service Insurance	223	206
Other Non-Insurance Enterprises	—	—
Total consolidated unearned premiums	$1,638	997
Other policy claims and benefits payable:
Life Insurance	$49,668	43,063
Home Service Insurance	2,898	4,797
Other Non-Insurance Enterprises	—	—
Total consolidated other policy claims and benefits payable	$52,566	47,860

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

Schedule IV Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	% of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2013
Life insurance in force	$4,731,606	467,491	352,013	4,616,128	7.6%
Premiums:
Life insurance	171,752	2,257	188	169,683
Accident and health insurance	1,581	52	—	1,529
Property insurance	6,053	1,107	—	4,946
Total premiums	$179,386	3,416	188	176,158	0.1%
Year ended December 31, 2012
Life insurance in force	$4,641,794	466,898	801,261	4,976,157	16.1%
Premiums:
Life insurance	163,935	2,040	1,275	163,170
Accident and health insurance	5,509	3,874	—	1,635
Property insurance	6,102	1,034	—	5,068
Total premiums	$175,546	6,948	1,275	169,873	0.8%
Year ended December 31, 2011
Life insurance in force	$4,559,198	462,220	1,147,222	5,244,200	21.9%
Premiums:
Life insurance	154,812	1,908	1,874	154,778
Accident and health insurance	6,091	4,530	—	1,561
Property insurance	6,184	1,128	—	5,056
Total premiums	$167,087	7,566	1,874	161,395	1.2%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.

Date:	March 11, 2014	By:	/s/ Rick D. Riley
Rick D. Riley, Vice Chairman, President and
Chief Corporate Officer

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer,
Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Geoffrey M. Kolander, as his or her attorney-in-fact and agent, with full power of substitution, for him or her in any and all capacities, hereby giving and granting to said attorney-in-fact and agent full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by Citizens, Inc., with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an annual report on Form 10-K for the fiscal year ended December 31, 2013, including but not limited to, such full power and authority to do the following:  (i) execute and file such annual report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such annual report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in his sole discretion deems appropriate.

Dated:  March 11, 2014

/s/ Rick D. Riley
Harold E. Riley, Chairman of the Board and	Rick D. Riley, Vice Chairman, President and
Chief Executive Officer	Chief Corporate Officer

/s/ E. Dean Gage	/s/ Robert B. Sloan, Jr.
Dr. E. Dean Gage, Director	Dr. Robert B. Sloan, Jr., Director

/s/ Terry S. Maness	/s/ Grant G. Teaff
Dr. Terry S. Maness, Director	Grant G. Teaff, Director

/s/ Dottie S. Riley	/s/ Timothy T. Timmerman
Dottie S. Riley, Director	Timothy T. Timmerman, Director

/s/ Steven F. Shelton
Steven F. Shelton, Director

EXHIBITS

Exhibit No.	The following exhibits are filed herewith:

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Amended and Restated Bylaws dated March 1, 2013 (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

11	Statement re: Computation of per share earnings (see financial statements)

21	Subsidiaries of the Registrant*

23	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP*

24	Power of Attorney (d)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1	News Release reporting Magnolia Acquisition and the fourth quarter and year ended 2013 results issued on March 11, 2014 (furnished herewith.)

101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed on march 12, 3013 with the Registrants' Annual Report on Form 10-K for the Year Ended December 31, 2012 as Exhibit 3.2 and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant's Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	The Power of Attorney is incorporated in the signature page enclosed herein.