Form 10-Q
period 2014-03-31
CITIZENS INC
filed 2014-05-06
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
___________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
or
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

As of May 1, 2014, the Registrant had 49,080,114 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands)

	March 31, 2014	December 31, 2013
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $621,480 and $595,944 in 2014 and 2013, respectively)	$644,759	605,256
Fixed maturities held-to-maturity, at amortized cost (fair value: $225,087 and $223,533 in 2014 and 2013, respectively)	223,586	227,696
Equity securities available-for-sale, at fair value (cost: $48,133 and $45,883 in 2014 and 2013, respectively)	49,845	47,259
Mortgage loans on real estate	659	671
Policy loans	50,288	48,868
Real estate held for investment (less $1,465 and $1,429 accumulated depreciation in 2014 and 2013, respectively)	8,403	8,440
Other long-term investments	44	45
Total investments	977,584	938,235
Cash and cash equivalents	52,307	54,593
Accrued investment income	12,803	12,251
Receivable for securities	1,707	—
Reinsurance recoverable	4,614	4,394
Deferred policy acquisition costs	148,443	146,691
Cost of customer relationships acquired	25,488	23,374
Goodwill	17,160	17,160
Other intangible assets	976	851
Property and equipment, net	6,688	6,662
Due premiums, net (less $1,312 and $1,429 allowance for doubtful accounts in 2014 and 2013, respectively)	10,387	11,209
Prepaid expenses	1,311	95
Other assets	741	765
Total assets	$1,260,209	1,216,280

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts)

	March 31, 2014	December 31, 2013
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$856,915	834,269
Annuities	55,833	55,485
Accident and health	1,221	1,250
Dividend accumulations	14,129	13,662
Premiums paid in advance	34,037	32,560
Policy claims payable	10,120	9,488
Other policyholders' funds	7,498	7,982
Total policy liabilities	979,753	954,696
Commissions payable	2,238	2,562
Federal income tax payable	2,107	590
Deferred federal income tax	6,621	1,704
Payable for securities in process of settlement	2,977	—
Other liabilities	10,333	10,919
Total liabilities	1,004,029	970,471
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 shares issued and outstanding in 2014 and 2013, including shares in treasury of 3,135,738 in 2014 and 2013	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2014 and 2013	3,184	3,184
Accumulated deficit	(11,345)	(12,542)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	15,969	6,795
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	256,180	245,809
Total liabilities and stockholders' equity	$1,260,209	1,216,280

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIE Consolidated Statements of Comprehensive Income Three Months Ended March 31, (In thousands, except per share amounts) (Unaudited)

	2014		2013
Revenues:
Premiums:
Life insurance		$41,397		39,414
Accident and health insurance		351		349
Property insurance		1,265		1,177
Net investment income		9,906		8,389
Realized investment gains (losses), net		(56)		31
Other income		169		186
Total revenues		53,032		49,546
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		16,457		14,806
Increase in future policy benefit reserves		17,698		16,959
Policyholders' dividends		2,102		2,074
Total insurance benefits paid or provided		36,257		33,839
Commissions		9,910		9,058
Other general expenses		6,502		6,699
Capitalization of deferred policy acquisition costs		(7,068)		(6,362)
Amortization of deferred policy acquisition costs		5,209		4,626
Amortization of cost of customer relationships acquired		531		578
Total benefits and expenses		51,341		48,438
Income before federal income tax		1,691		1,108
Federal income tax expense		494		252
Net income		1,197		856
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.02		0.02
Basic earnings per share of Class B common stock	0.01		0.01
Diluted earnings per share of Class A common stock	0.02		0.02
Diluted earnings per share of Class B common stock	0.01		0.01
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period		14,096		96
Reclassification adjustment for gains (losses) included in net income		32		(31)
Unrealized gains on available-for-sale securities, net		14,128		65
Income tax expense on unrealized gains on available-for-sale securities		4,954		27
Other comprehensive income		9,174		38
Comprehensive income		$10,371		894
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Three Months Ended March 31, (In thousands) (Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$1,197	856
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains (losses) on sale of investments and other assets	56	(31)
Net deferred policy acquisition costs	(1,859)	(1,736)
Amortization of cost of customer relationships acquired	531	578
Depreciation	323	320
Amortization of premiums and discounts on investments	2,230	2,297
Deferred federal income tax benefit	(1,023)	(1,148)
Change in:
Accrued investment income	(471)	(608)
Reinsurance recoverable	(220)	2,822
Due premiums	822	296
Future policy benefit reserves	17,697	14,504
Other policyholders' liabilities	2,053	1,345
Federal income tax receivable	1,496	1,400
Commissions payable and other liabilities	(1,030)	(1,408)
Other, net	(1,293)	(1,410)
Net cash provided by operating activities	20,509	18,077
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	—	58
Maturities and calls of fixed maturities, available-for-sale	16,900	15,851
Maturities and calls of fixed maturities, held-to-maturity	9,292	18,465
Purchase of fixed maturities, available-for-sale	(36,161)	(64,046)
Purchase of fixed maturities, held-to-maturity	(6,347)	—
Calls of equity securities, available-for-sale	100	200
Principal payments on mortgage loans	12	133
Increase in policy loans, net	(1,420)	(1,879)
Sale of other long-term investments	1	1
Purchase of other long-term investments	—	(42)
Purchase of property and equipment	(283)	(181)
Purchase of short-term investments	—	(531)
Net cash used in acquisition	(4,810)	—
Net cash provided by (used in) investing activities	(22,716)	(31,971)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Three Months Ended March 31, (In thousands) (Unaudited)

	2014	2013

Cash flows from financing activities:
Annuity deposits	1,489	1,242
Annuity withdrawals	(1,568)	(1,039)
Net cash provided (used in) by financing activities	(79)	203
Net decrease in cash and cash equivalents	(2,286)	(13,691)
Cash and cash equivalents at beginning of year	54,593	56,299
Cash and cash equivalents at end of period	$52,307	42,608
Supplemental disclosures of operating activities:
Cash paid (received) during the period for income taxes, net	$—	—

Supplemental Disclosures of Non-Cash Investing Activities:
None.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

(1) Financial Statements

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of Citizens, Inc. and its wholly-owned subsidiaries have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP").

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Citizens National Life Insurance Company ("CNLIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), Computing Technology, Inc. ("CTI") and Insurance Investors, Inc. ("III").  Citizens and its wholly-owned subsidiaries are collectively referred to as "the Company," "we," "us" or "our."

The consolidated statements of financial position for March 31, 2014, and the consolidated statements of comprehensive income and cash flows for the three-month periods ended March 31, 2014 and 2013, have been prepared by the Company without audit.  In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2014 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with U.S. GAAP accounting principles for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2013.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

We provide primarily life insurance and a small amount of health insurance policies through our insurance subsidiaries:  CICA, SPLIC, MGLIC and CNLIC.  CICA and CNLIC issue ordinary whole-life policies, credit life and disability, burial insurance, pre-need policies, and accident and health related policies, throughout the Midwest and southern United States.  CICA also issues ordinary whole-life policies to non-U.S. residents.  SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi and SPFIC, a wholly-owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana. MGLIC provides industrial life policies through independent funeral homes in Mississippi.

CTI provides data processing systems and services, as well as furniture and equipment, to the Company.  III provides aviation transportation to the Company.

In accordance with our purchase agreement dated October 7, 2013, we finalized the MGLIC stock acquisition on March 7, 2014 for approximately $5.2 million in cash consideration. The assets recorded as of March 31, 2014 were $11.9 million, liabilities of $6.6 million and stockholders equity of $5.3 million. We believe the goodwill will be minimal relative to this company purchase. We are continuing to finalize the actuarial estimates and intangibles which may result in changes from the amounts reported in this quarterly report on Form 10-Q. This entity will be reported as part of our home service segment business and is a wholly owned subsidiary of SPLIC.

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
March 31, 2014
(Unaudited)

of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Consolidated Financial Statements.

Reclassification

Reclassifications have been made in the current year related to certain prior year reported amounts to provide consistent presentation. No individual amounts were material.

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our 2013 Form 10-K Annual Report, which should be read in conjunction with these accompanying Consolidated Financial Statements.

(2) Accounting Pronouncements

Accounting Standards Recently Adopted

On January 1, 2014, we adopted Accounting Standards Update (ASU) ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” to eliminate diversity in practice. This ASU requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. The adoption of this ASU did not have an effect on our consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2014
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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended
	March 31, 2014
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$31,811	11,202	—	43,013
Net investment income	6,283	3,287	336	9,906
Realized investment gains (losses), net	(64)	8	—	(56)
Other income	143	1	25	169
Total revenue	38,173	14,498	361	53,032
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,815	5,642	—	16,457
Increase in future policy benefit reserves	16,976	722	—	17,698
Policyholders' dividends	2,086	16	—	2,102
Total insurance benefits paid or provided	29,877	6,380	—	36,257
Commissions	6,238	3,672	—	9,910
Other general expenses	2,840	3,169	493	6,502
Capitalization of deferred policy acquisition costs	(5,659)	(1,409)	—	(7,068)
Amortization of deferred policy acquisition costs	4,407	802	—	5,209
Amortization of cost of customer relationships acquired	171	360	—	531
Total benefits and expenses	37,874	12,974	493	51,341
Income (loss) before income tax expense	$299	1,524	(132)	1,691

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2014
(Unaudited)

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2014
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$1,197	856
Net income allocated to Class A common stock	$1,185	848
Net income allocated to Class B common stock	12	8
Net income	$1,197	856
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$0.02	0.02
Basic earnings per share of Class B common stock	0.01	0.01
Diluted earnings per share of Class A common stock	0.02	0.02
Diluted earnings per share of Class B common stock	0.01	0.01

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 84.3% of total investments and cash and cash equivalents at March 31, 2014.

	March 31, 2014		December 31, 2013
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$868,345	84.3%	$832,952	83.9%
Equity securities	49,845	4.8%	47,259	4.8%
Mortgage loans	659	0.1%	671	0.1%
Policy loans	50,288	4.9%	48,868	4.8%
Real estate and other long-term investments	8,447	0.8%	8,485	0.9%
Cash and cash equivalents	52,307	5.1%	54,593	5.5%
Total cash, cash equivalents and investments	$1,029,891	100.0%	$992,828	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2014
(Unaudited)

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities and equity securities as of the periods indicated.

	March 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$10,101	2,539	—	12,640
U.S. Government-sponsored enterprises	43,076	1,718	30	44,764
States and political subdivisions	355,633	10,529	6,242	359,920
Foreign governments	104	27	—	131
Corporate	208,740	14,883	440	223,183
Commercial mortgage-backed	432	10	—	442
Residential mortgage-backed	3,394	287	2	3,679
Total available-for-sale securities	621,480	29,993	6,714	644,759
Held-to-maturity securities:
U.S. Government-sponsored enterprises	5,846	249	—	6,095
States and political subdivisions	183,868	3,975	3,400	184,443
Corporate	33,872	853	176	34,549
Total held-to-maturity securities	223,586	5,077	3,576	225,087
Total fixed maturities	$845,066	35,070	10,290	869,846
Equity securities:
Stock mutual funds	$10,463	1,737	—	12,200
Bond mutual funds	35,080	29	318	34,791
Common stock	810	10	7	813
Preferred stock	1,780	269	8	2,041
Total equity securities	$48,133	2,045	333	49,845

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2014
(Unaudited)

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

At March 31, 2014, the Company had $3.8 million of mortgage-backed security holdings based on amortized cost, of which $3.4 million, or 89.5%, were residential U.S. Government-sponsored issues.  Mortgage-backed securities are also referred to as securities not due at a single maturity date throughout this report.  The majority of the Company's equity securities are diversified stock and bond mutual funds.

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
March 31, 2014
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

The Company did not recognize any other-than-temporary impairments ("OTTI") during the three months ended March 31, 2014 and 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2014
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	March 31, 2014
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
U.S. Government-sponsored enterprises	$1,285	9	6	830	21	1	2,115	30	7
States and political subdivisions	128,340	5,149	137	21,095	1,093	23	149,435	6,242	160
Corporate	38,641	286	34	2,623	154	2	41,264	440	36
Residential mortgage-backed	61	1	5	40	1	1	101	2	6
Total available-for-sale securities	168,327	5,445	182	24,588	1,269	27	192,915	6,714	209
Held-to-maturity securities:
States and political subdivisions	74,114	3,031	87	11,710	369	18	85,824	3,400	105
Corporate	5,395	176	4	—	—	—	5,395	176	4
Total held-to-maturity securities	79,509	3,207	91	11,710	369	18	91,219	3,576	109
Total fixed maturities	$247,836	8,652	273	36,298	1,638	45	284,134	10,290	318
Equity securities:
Bond mutual funds	$27,682	318	3	—	—	—	27,682	318	3
Common stocks	136	3	1	13	4	1	149	7	2
Preferred stocks	338	8	8	—	—	—	338	8	8
Total equities	$28,156	329	12	13	4	1	28,169	333	13

As of March 31, 2014, the Company had 27 available-for-sale securities and 18 held-to-maturity securities that were in an unrealized loss position for greater than 12 months. We reported 1 common stock holding in an unrealized loss position as of March 31, 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2014
(Unaudited)

	December 31, 2013
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
U.S. Government-sponsored enterprises	$14,032	228	12	—	—	—	14,032	228	12
States and political subdivisions	183,280	9,872	203	15,673	1,577	16	198,953	11,449	219
Corporate	35,789	1,048	25	2,426	351	2	38,215	1,399	27
Residential mortgage-backed	57	1	3	42	1	1	99	2	4
Total available-for-sale securities	233,158	11,149	243	18,141	1,929	19	251,299	13,078	262
Held-to-maturity securities:
U.S. Government-sponsored enterprises	2,997	3	1	—	—	—	2,997	3	1
States and political subdivisions	100,153	5,236	118	14,797	1,176	17	114,950	6,412	135
Corporate	5,225	349	4	—	—	—	5,225	349	4
Total held-to-maturity securities	108,375	5,588	123	14,797	1,176	17	123,172	6,764	140
Total fixed maturities	$341,533	16,737	366	32,938	3,105	36	374,471	19,842	402
Equity securities:
Bond mutual funds	$34,663	417	7	—	—	—	34,663	417	7
Common stock	12	5	1	—	—	—	12	5	1
Total equities	$34,675	422	8	—	—	—	34,675	422	8

We have reviewed these securities for the periods ended March 31, 2014 and December 31, 2013 and determined that no other-than-temporary impairment exists based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis, and future information may become available which could result in impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2014
(Unaudited)

The amortized cost and fair value of fixed maturity securities at March 31, 2014 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

	March 31, 2014
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$15,507	15,818
Due after one year through five years	117,719	125,050
Due after five years through ten years	104,920	108,876
Due after ten years	383,334	395,015
Total available-for-sale securities	621,480	644,759
Held-to-maturity securities:
Due in one year or less	10,453	10,515
Due after one year through five years	31,897	32,581
Due after five years through ten years	43,214	44,633
Due after ten years	138,022	137,358
Total held-to-maturity securities	223,586	225,087
Total fixed maturities	$845,066	869,846

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.  Proceeds and gross realized gains from sales of securities for the three months ended March 31, 2014 and 2013 are summarized as follows.

	Fixed Maturities, Available-for-sale		Equity Securities
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands)
Proceeds	$—	58	—	—
Gross realized gains	$—	1	—	—
Gross realized losses	$—	—	—	—

There were no securities sold at a loss during the three month period ended March 31, 2014 or 2013. There were no securities sold from the held-to-maturity portfolio for the three months ended March 31, 2014 or 2013.

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
March 31, 2014
(Unaudited)

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

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	March 31, 2014
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,640	44,764	—	57,404
States and political subdivisions	—	359,920	—	359,920
Corporate	—	223,183	—	223,183
Commercial mortgage-backed	—	152	290	442
Residential mortgage-backed	—	3,679	—	3,679
Foreign governments	—	131	—	131
Total fixed maturities	12,640	631,829	290	644,759
Equity securities:
Stock mutual funds	12,200	—	—	12,200
Bond mutual funds	34,791	—	—	34,791
Common stock	813	—	—	813
Preferred stock	2,041	—	—	2,041
Total equity securities	49,845	—	—	49,845
Total financial assets	$62,485	631,829	290	694,604

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2014
(Unaudited)

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

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At March 31, 2014, our fixed maturity securities, valued using a third-party pricing source, totaled $631.8 million for Level 2 assets and comprised 91.0% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third-party pricing models and review model parameters for reasonableness.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding, and consist of two private placement mortgage-backed securities with a total value of $0.3 million.  Our Level 3 assets are current relative to principal and interest payments and are considered immaterial to our financial statements.  For the three months ended March 31, 2014, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

Equity securities, available-for-sale.  Our available-for-sale equity securities are classified as Level 1 assets as their fair values are based upon quoted market prices.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2014
(Unaudited)

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis that are classified as Level 3 assets and for which we have utilized significant unobservable inputs to determine fair value.

	March 31, 2014	December 31, 2013
	(In thousands)

Balance at beginning of period	$309	387
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	—	(7)
Principal paydowns	(19)	(71)
Transfer in and (out) of Level 3	—	—
Balance at end of period	$290	309

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

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$223,586	225,087	227,696	223,533
Mortgage loans	659	684	671	695
Policy loans	50,288	50,288	48,868	48,868
Cash and cash equivalents	52,307	52,307	54,593	54,593
Financial liabilities:
Annuity - investment contracts	39,650	43,086	39,469	44,960

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential and commercial properties.  Weighted average interest rates for these loans were approximately 6.4% as of March 31, 2014 and December 31, 2013, with maturities ranging from 1 to 30 years.  Management estimated the fair value using an annual interest rate of 6.25% at March 31, 2014.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2014
(Unaudited)

Policy loans had a weighted average annual interest rate of 7.7% as of March 31, 2014 and December 31, 2013, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature.  Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at March 31, 2014 using discounted cash flows based upon a swap rate curve with interest rates ranging from 0.24% to 4.03% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

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

The Company is currently performing an internal audit related to unclaimed property for all legal reporting entities. Based upon internal findings to date our exposure appears to be primarily in the state of Louisiana, related to conversion processes surrounding the SPLIC acquisition. The Company had been informed by the Louisiana Department of Treasury, Arkansas Auditor of State and the Texas State Comptroller, that they authorized an audit of Citizens, Inc. and its affiliates for compliance with unclaimed property laws. This audit is being conducted by Verus Financial LLC on behalf of the states.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2014
(Unaudited)

(8) Income Taxes

The effective tax rate was 29.2% and 22.7% for the first quarter of 2014 and 2013, respectively.   In periods where our effective tax rate is lower than the statutory tax rate of 35%, the difference is primarily due to tax-exempt state and local bonds. The effective tax rate is higher in the current year compared to 2013 primarily due to higher book income in the current period compared to the prior period but approximately the same amount of tax-exempt income in both periods.

(9) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the three months ended March 31, 2014.  See our Annual Report on Form 10-K as of December 31, 2013 for a comprehensive discussion of related party transactions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

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

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company's products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;

•	Changes in statutory or U.S. GAAP accounting principles, policies or practices; and

•	Our success at managing risks involved in the foregoing;

•	The risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 under the heading "Part II. - Item 1A - Risk Factors."

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
March 31, 2014

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

Overview

Citizens is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975.  Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of March 31, 2014, we had approximately $1.3 billion of total assets and approximately $5.0 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

Current Financial Highlights

Financial highlights for the three month period ended March 31, 2014, compared to the same period in 2013 were:

•
Insurance premiums rose for the three month period ended March 31, 2014 to $43.0 million in 2014 from $40.9 million for the corresponding period in 2013, an increase of 5.1% driven primarily from first year and renewal premiums in our life insurance segment.

•
Net investment income increased 18.1% for the three month period ended March 31, 2014 compared to the corresponding period in 2013.  The average yield on the consolidated portfolio increased to an annualized rate of 4.22% up from 3.86% for the same period in 2013.

•	Claims and surrenders expense increased 11.2% for the three months ended 2014 compared to 2013 as surrenders reported in the life segment were higher in the current year compared to 2013 levels.

•	Changes in reserves resulted in liability increases due to the increased sales of endowment products that build up reserves at a faster pace than whole life longer-term mortality based products.

•
We completed the acquisition of MGLIC in the current quarter and the related results have been included in our financial results for March 31, 2014. MGLIC is now a wholly owned subsidiary of SPLIC and is reported with the home service segment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

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

	Three Months Ended March 31,
	2014			2013
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$80,526,319	1,238	$65,045	$74,826,174	1,283	$58,321
Home Service	52,167,918	7,705	6,771	51,827,325	7,234	7,040

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

Note:  All discussions below compare or state results for the three -month period ended March 31, 2014 compared to the three -month period ended March 31, 2013.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Revenues:
Premiums:
Life insurance	$41,397	39,414
Accident and health insurance	351	349
Property insurance	1,265	1,177
Net investment income	9,906	8,389
Realized investment gains (losses), net	(56)	31
Other income	169	186
Total revenues	$53,032	49,546

Premium Income.  Premium income derived from life, accident and health, and property insurance sales increased 5.1% for the three months March 31, 2014 compared to the same period ending March 31, 2013. The increase is generated primarily from an increase in the life segment first year and renewal business and premium income of $0.2 million recorded due to the acquisition of MGLIC.

Net investment income performance is summarized as follows.

	March 31,	December 31,	March 31,
	2014	2013	2013
	(In thousands, except for %)
Net investment income, annualized	$39,625	36,597	33,555
Average invested assets, at amortized cost	940,069	891,215	868,375
Annualized yield on average invested assets	4.22%	4.11%	3.86%

Yields have been slowly rising as we reinvest calls and new premium money into higher yielding bonds compared to the historically low rates experienced over the past several years.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

Investment income from debt securities accounted for approximately 85.6% of total investment income for the three months ended March 31, 2014.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Gross investment income:
Fixed maturity securities	$8,911	7,456
Equity securities	394	444
Mortgage loans	11	20
Policy loans	1,002	822
Long-term investments	74	57
Other investment income	15	19
Total investment income	10,407	8,818
Investment expenses	(501)	(429)
Net investment income	$9,906	8,389

The average consolidated invested asset portfolio has increased approximately 5.5% from year end 2013 to March 31, 2014 with primarily investments in the fixed maturity securities portfolio accounting for the most significant increase in the investment income. The purchase of bond mutual funds has resulted in dividend income in the equity securities holdings. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.

Realized Investment Gains (losses), Net.  Gain and losses for both 2014 and 2013 were due to issuer calls. Losses recorded in the current period are related to sinking par calls on bonds purchased at a premium which resulted in a loss.

Benefits and Expenses

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$16,457	14,806
Increase in future policy benefit reserves	17,698	16,959
Policyholders' dividends	2,102	2,074
Total insurance benefits paid or provided	36,257	33,839
Commissions	9,910	9,058
Other general expenses	6,502	6,699
Capitalization of deferred policy acquisition costs	(7,068)	(6,362)
Amortization of deferred policy acquisition costs	5,209	4,626
Amortization of cost of customer relationships acquired	531	578
Total benefits and expenses	$51,341	48,438

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Death claims	$5,532	5,534
Surrender benefits	5,830	4,556
Endowments	3,805	3,589
Property claims	371	551
Accident and health benefits	138	48
Other policy benefits	781	528
Total claims and surrenders	$16,457	14,806

•	Surrenders increased in the current period by 28.0% primarily due to activity in the life segment as discussed below.

Increase in Future Policy Benefit Reserves.  The increase in future policy benefit reserves for the three months ended March 31, 2014, is due to continued growth in new sales of endowment products, which require higher initial reserve levels than whole life products. Endowments have been our top selling products for the last several years as policyholders favor the guaranteed values of this product.

Policyholder Dividends. The majority of our international policies are participating, and the dividends are factored into the premium rates charged.  As policy provisioned dividend rates generally increase each year that a policy is in force, dividend expense is expected to increase as this block of insurance becomes more seasoned.

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels by agents and associates. Commission expense for the three months ended March 31, 2014 increased primarily due to higher first year and renewal premiums in the life segment compared to premium levels for the three months ended March 31, 2013.

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized under current accounting guidance include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  The increase for the three months ended March 31, 2014, compared to the same period in 2013 was the result of an increase in first year premium production in the current year, which increased capitalized amounts.  Though premium revenue increased for the three months ended in 2014, it was primarily related to an increase in renewal premiums compared to the prior year.  Commissions paid on renewal premiums are significantly lower than that paid on first year business.

Amortization for the three months ended March 31, 2014, increased compared to the same period in 2013. Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

Federal Income Tax.  The effective tax rate for the three month period ended March 31, 2014, was 29.2% versus 22.7% in 2013.  Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.  See Note 8 - Income Taxes in the consolidated financial statements for further discussion.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance of its segments based on net income or loss before income taxes.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Life Insurance	$299	148
Home Service Insurance	1,524	1,202
Other Non-Insurance Enterprises	(132)	(242)
Total	$1,691	1,108

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

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

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Country
Venezuela	$6,677	6,399
Colombia	6,310	5,983
Taiwan	4,145	3,874
Ecuador	3,280	3,382
Argentina	1,777	1,831
Other Non-U.S.	7,931	7,304
Total	$30,120	28,773

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
State
Texas	$559	597
Indiana	371	366
Kentucky	133	132
Florida	128	122
Missouri	124	141
Other States	485	479
Total	$1,800	1,837

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded the majority of our accident and health insurance business to Puritan Life Insurance Company ("Puritan"), an unaffiliated insurance company under a coinsurance agreement.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Revenue:
Premiums	$31,811	30,117
Net investment income	6,283	4,904
Realized investment losses, net	(64)	—
Other income	143	63
Total revenue	38,173	35,084
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	10,815	9,338
Increase in future policy benefit reserves	16,976	16,042
Policyholders' dividends	2,086	2,059
Total insurance benefits paid or provided	29,877	27,439
Commissions	6,238	5,579
Other general expenses	2,840	2,852
Capitalization of deferred policy acquisition costs	(5,659)	(5,086)
Amortization of deferred policy acquisition costs	4,407	3,985
Amortization of cost of customer relationships acquired	171	167
Total benefits and expenses	37,874	34,936
Income before income tax expense	$299	148

Premiums.  Premium revenues increased for the three month period ended March 31, 2014, compared to the same period in 2013 due primarily to international renewal business, which experienced strong persistency as this block of insurance ages. First year premium revenues for the quarter ended March 31, 2014, reflected sales internationally with endowment to age sixty-five and the twenty-year endowment products being the top performers.

Life insurance premium breakout is detailed below.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Premiums:
First year	$4,559	3,938
Renewal	27,252	26,179
Total premiums	$31,811	30,117

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

Net Investment Income.  Net investment income increased as the impact of the sustained low interest rate environment has leveled and yields are beginning to rise modestly.

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
	(In thousands, except for %)
Net investment income, annualized	$25,131	22,237	19,617
Average invested assets, at amortized cost	$592,493	549,578	523,647
Annualized yield on average invested assets	4.24%	4.05%	3.75%

Realized Investment Losses, Net.  Losses recorded in the current period related to sinking par calls on bonds purchased at a premium which resulted in a loss.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Death claims	$1,299	1,229
Surrender benefits	4,980	4,050
Endowment benefits	3,802	3,585
Accident and health benefits	50	46
Other policy benefits	684	428
Total claims and surrenders	$10,815	9,338

•
Death claims expense was slightly higher for the three months ended March 31, 2014 based upon reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrenders increased in the current period by 23.0% due to the fact that 2013 reported amounts were unusually low. The majority of policy surrender benefits paid is attributable to our international business and was related to policies that have been in force nearly twenty years, where surrender charges are no longer applicable.

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

Increase in Future Policy Benefit Reserves.   Policy benefit reserves increased for the three months ended March 31, 2014 compared to the same period in 2013, primarily from growth in new sales of endowment products, which require higher initial reserve levels than whole life products. Endowment sales have become more popular with our international clients in the past few years, representing approximately 82% and 81% of total new first year premium in the three months ended March 31, 2014 and 2013, respectively.

Commissions.  Commission expense increased for the three months ended March 31, 2014, compared to the same period in 2013.  This expense fluctuates directly with new premium revenues, which were higher for the period in 2014 compared to 2013.  Commission rates paid to associates are higher on first year premium sales, which were up 15.8% for the three months

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

ended March 31, 2014, compared to 2013.  Renewal premiums for the three months, for which we pay commissions at lower rates, were up $1.1 million, or 4.1%, from the prior year.

Other General Expenses.  The expenses are allocated by segment, based upon an annual expense study performed by the Company, and were down for the three months ended March 31, 2014, compared to the same period in 2013.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs increased for the three months ended March 31, 2014, due to higher first year premiums and an increase in renewal commissions paid compared to 2013.  DAC capitalization is directly correlated to fluctuations in first year commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for 2014 increased and was impacted by overall lower persistency related to this segment. As previously noted, persistency is monitored closely by the Company and was within expectations.

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

In March of the current year we completed the acquisition of Magnolia Guaranty Life Insurance Company ("MGLIC") which is now a wholly owned subsidiary of SPLIC. MGLIC is licensed in Mississippi and customarily sells policies through independent funeral homes while SPLIC customarily sells through the route system. Together, we anticipate Mississippi clients will experience enhanced support from the affiliated companies.

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
State
Louisiana	$10,506	10,374
Arkansas	406	436
Mississippi	341	118
Other States	205	208
Total	$11,458	11,136

We recorded approximately $0.2 million of additional premium in Mississippi for the three months ended March 31, 2014 due to the purchase of MGLIC.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

$30,000 maximum coverage on any one dwelling and contents, while content only coverage and dwelling only coverage is limited to $20,000, respectively.

We provide final expense ordinary life insurance and annuity products primarily to middle and lower income individuals in Louisiana, Mississippi and Arkansas.

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Revenue:
Premiums	$11,202	10,823
Net investment income	3,287	3,180
Realized investment gains, net	8	30
Other income	1	90
Total revenue	14,498	14,123
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,642	5,468
Increase in future policy benefit reserves	722	917
Policyholders' dividends	16	15
Total insurance benefits paid or provided	6,380	6,400
Commissions	3,672	3,479
Other general expenses	3,169	3,266
Capitalization of deferred policy acquisition costs	(1,409)	(1,276)
Amortization of deferred policy acquisition costs	802	641
Amortization of cost of customer relationships acquired	360	411
Total benefits and expenses	12,974	12,921
Income before income tax expense	$1,524	1,202

Premiums.  Premiums increased slightly for the three month period ended March 31, 2014, compared to 2013. In addition we recorded $0.2 million of premiums in the current period as part of the MGLIC acquisition.

Net Investment Income.  Net investment income for our home service insurance segment was as follows.

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
	(In thousands, except for %)
Net investment income, annualized	$13,148	13,075	12,718
Average invested assets, at amortized cost	295,260	290,340	293,712
Annualized yield on average invested assets	4.45%	4.50%	4.33%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

Realized Investment Gains, Net.  Net realized gains for the three months ended March 31, 2014 and 2013, were due to calls of debt securities.

Claims and Surrenders.  Claims and surrenders increased for the three months ended March 31, 2014, compared to the same period in 2013, as reported claims increased compared to the prior year, but were within expected ranges.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Death claims	$4,233	4,305
Surrender benefits	850	506
Endowment benefits	3	4
Property claims	371	551
Accident and health benefits	88	2
Other policy benefits	97	100
Total claims and surrenders	$5,642	5,468

•
Death claims expense decreased for the three months in 2014, due to lower reported claims compared to the three months ended March 31, 2013. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•	Surrender benefits increased 68% from the three months ended in 2013 compared to 2014 as policyholders elected to cash in their policy values.

•	Property claims decreased 32.7% for the three months ended March 31, 2014 as we had experienced weather related claims in 2013.

Increase in Future Policy Benefit Reserves.  The Company recorded a decrease in future policy benefit reserves for the three months ended March 31, 2014, compared to the corresponding period in 2013 due to higher lapses.

Commissions.  Commission expense increased for the three months ended March 31, 2014, compared to the same period in 2013 as we recorded increased premiums. Commission expense related to MGLIC totaled $53,000 for the three months ended March 31, 2014.

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company and decreased between 2014 and 2013.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs increased slightly for the three months ended March 31, 2014, as commission expense also increased during the period.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three months ended March 31, 2014 increased compared to the corresponding period in 2013 as this segment experienced lower persistency compared to the prior year, which results in higher amortization.

Other Non-Insurance Enterprises

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP. The segment loss reported for the first three months of 2014 and 2013 is typical since the elimination of intercompany revenue is it's primarily source of revenue.

Investments

The administration of our investment portfolios is handled by our management, pursuant to board-approved investment guidelines, with all trading activity approved by a committee of each entity's respective boards of directors.  The guidelines used require that fixed maturities, both government and corporate, are investment grade and comprise a majority of the investment portfolio.  State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, mortgage loans and real estate within certain specified percentages.  The assets are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations.

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested cash, cash equivalents and investments.

	March 31, 2014		December 31, 2013
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$63,250	6.1	$75,908	7.7
States and political subdivisions	543,788	52.8	517,712	52.1
Corporate	257,055	25.0	235,134	23.7
Mortgage-backed (1)	4,121	0.4	4,071	0.4
Foreign governments	131	—	127	—
Total marketable securities	868,345	84.3	832,952	83.9
Cash and cash equivalents	52,307	5.1	54,593	5.5
Other investments:
Policy loans	50,288	4.9	48,868	4.8
Equity securities	49,845	4.8	47,259	4.8
Mortgage loans	659	0.1	671	0.1
Real estate	8,403	0.8	8,440	0.9
Other long-term investments	44	—	45	—
Total cash, cash equivalents and investments	$1,029,891	100.0	$992,828	100.0
(1) Includes $3.7 million and $3.8 million of U.S. Government-sponsored enterprises at March 31, 2014, and December 31, 2013, respectively.

Cash and cash equivalents decreased as of March 31, 2014 due to timing of cash inflows and investment into marketable securities.

The held-to-maturity portfolio as of March 31, 2014 represented 25.7% of the total fixed maturity securities owned based upon carrying values, with the remaining 74.3% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$51,270	5.9	$55,093	6.6
AA	410,202	47.2	391,054	46.9
A	230,274	26.5	231,004	27.7
BBB	145,284	16.7	125,597	15.1
BB and other	31,315	3.7	30,204	3.7
Totals	$868,345	100.0	$832,952	100.0

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

The Company has no direct sovereign European debt exposure as of March 31, 2014.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of March 31, 2014, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	March 31, 2014
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$33,784	32,535	15,356	14,898	—	—	49,140	47,433	8.8
AA	115,398	114,278	189,042	184,645	15,183	14,840	319,623	313,763	58.1
A	35,804	36,970	101,177	101,596	8,918	9,042	145,899	147,608	27.4
BBB	2,730	2,823	17,474	17,426	—	—	20,204	20,249	3.8
BB and other	542	495	8,426	9,371	529	582	9,497	10,448	1.9
Total	$188,258	187,101	331,475	327,936	24,630	24,464	544,363	539,501	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

Municipals shown excluding third party guarantees

	March 31, 2014
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$33,550	32,302	15,356	14,898	—	—	48,906	47,200	8.7
AA	98,864	97,927	141,497	138,101	12,448	12,068	252,809	248,096	46.0
A	52,572	53,554	140,544	140,010	11,654	11,814	204,770	205,378	38.1
BBB	2,730	2,823	25,652	25,556	—	—	28,382	28,379	5.3
BB and other	542	495	8,426	9,371	528	582	9,496	10,448	1.9
Total	$188,258	187,101	331,475	327,936	24,630	24,464	544,363	539,501	100.0

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$114,839	114,309	21.1

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

The tables below represent the Company's exposure of municipal holdings in Louisiana and Texas, which exceed 10% of the total municipal portfolio as of March 31, 2014.

	March 31, 2014
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AA	$6,685	6,379	29,085	28,314	—	—	35,770	34,693
A	6,049	6,198	10,351	10,240	—	—	16,400	16,438
BBB	1,695	1,728	—	—	1,020	1,016	2,715	2,744
BB and other	—	—	4,688	5,074	—	—	4,688	5,074
Total	$14,429	14,305	44,124	43,628	1,020	1,016	59,573	58,949
Louisiana securities excluding third party guarantees
AA	$6,685	6,379	18,681	18,153	—	—	25,366	24,532
A	6,049	6,198	15,729	15,390	—	—	21,778	21,588
BBB	1,695	1,728	5,026	5,011	1,020	1,016	7,741	7,755
BB and other	—	—	4,688	5,074	—	—	4,688	5,074
Total	$14,429	14,305	44,124	43,628	1,020	1,016	59,573	58,949
Texas securities including third party guarantees
AAA	$32,700	31,481	8,621	8,354	—	—	41,321	39,835
AA	30,294	30,602	19,696	19,395	—	—	49,990	49,997
A	2,022	2,038	14,553	14,208	—	—	16,575	16,246
BBB	—	—	10,144	9,961	—	—	10,144	9,961
BB and other	—	—	—	—	—	—	—	—
Total	$65,016	64,121	53,014	51,918	—	—	118,030	116,039
Texas securities excluding third party guarantees
AAA	$32,465	31,248	8,622	8,355	—	—	41,087	39,603
AA	24,839	25,048	15,833	15,526	—	—	40,672	40,574
A	7,712	7,825	18,415	18,076	—	—	26,127	25,901
BBB	—	—	10,144	9,961	—	—	10,144	9,961
BB and other	—	—	—	—	—	—	—	—
Total	$65,016	64,121	53,014	51,918	—	—	118,030	116,039

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At March 31, 2014, total holdings of municipal securities in Louisiana represented 10.9% of all municipal holdings based upon fair value.  The Company also holds 21.7% of its municipal holdings in Texas issuers.  There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of March 31, 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

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

The Company did not recognize any other-than-temporary impairments for the three months ended March 31, 2014 or 2013.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments relative to our insurance operations to provide cash flow and did not do so during the first three months of 2014.  Our investments as of March 31, 2014, consist of 66.0% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $20.5 million and $18.1 million for the three months ended March 31, 2014 and 2013, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $22.7 million and $32.0 million for the three months ended March 31, 2014 and 2013, respectively. The investing

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

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

All insurance subsidiaries were above the RBC minimums at December 31, 2013.  The ratios of adjusted statutory capital to control level RBC are shown below.

December 31,
2013

CICA	635%
CNLIC	2,363%
SPFIC	421%
SPLIC	1,306%
MGLIC	1,210%

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Form 10-K for the year ended December 31, 2013.  The Company does not have off-balance sheet arrangements at March 31, 2014, and does not expect any future effects on the Company's financial condition related to any such arrangements.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2014 and 2013. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The following table summarizes net unrealized gains and losses for the periods indicated.

	March 31, 2014			December 31, 2013
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)
Fixed maturities, available-for-sale	$621,480	644,759	23,279	595,944	605,256	9,312
Fixed maturities, held-to-maturity	223,586	225,087	1,501	227,696	223,533	(4,163)
Total fixed maturities	$845,066	869,846	24,780	823,640	828,789	5,149
Total equity securities	$48,133	49,845	1,712	45,883	47,259	1,376

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 88.8% of our investment portfolio based on carrying value as of March 31, 2014.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of March 31, 2014 were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 2.7% during the quarter ended March 31, 2014, from 3.0% at December 31, 2013.  Net

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

unrealized gains on fixed maturity securities totaled $24.8 million at March 31, 2014, compared to $5.1 million at December 31, 2013.

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  Approximately 74.1% of fixed maturities were held in available-for-sale and 25.9% in held-to-maturity based upon fair value at March 31, 2014.  At March 31, 2014 and December 31, 2013, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 5.1% of our total investments at March 31, 2014, with 94.3% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

Item 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure, among other things, that material information relating to our Company, including its consolidated subsidiaries, is made known to our officers who certify our financial reports and to the other members of our senior management and the Board of Directors.

Our Chief Executive Officer, Vice Chairman and Chief Financial Officer are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based upon an evaluation at the end of the period covered by this report, the Chief Executive Officer, Vice Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

During the three months ended March 31, 2014, there were no changes in the Company's internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

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

Item 1A. RISK FACTORS

There are no updates to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On May 6, 2014, the Company issued a news release (the "Release") reporting, among things, results of operations for its first quarter of 2014.  A copy of the Release is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q.  Citizens also announced that it would hold a conference call to discuss its financial results at 10:00 a.m. Central Daylight Time on Wednesday, May 7, 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2014

Item 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer and Vice Chairman pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer and Vice Chairman pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1	News Release reporting first quarter results issued on May 6, 2014 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)
__________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

		By:	/s/ Rick D. Riley
Rick D. Riley
Vice Chairman and President

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer and Treasurer

Date:	May 6, 2014