Form 10-Q
period 2014-06-30
CITIZENS INC
filed 2014-08-07
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
___________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
or
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

As of August 1, 2014, the Registrant had 49,080,114 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands)

	June 30, 2014	December 31, 2013
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $628,591 and $595,944 in 2014 and 2013, respectively)	$663,501	605,256
Fixed maturities held-to-maturity, at amortized cost (fair value: $234,415 and $223,533 in 2014 and 2013, respectively)	228,948	227,696
Equity securities available-for-sale, at fair value (cost: $54,075 and $45,883 in 2014 and 2013, respectively)	56,637	47,259
Mortgage loans on real estate	650	671
Policy loans	52,001	48,868
Real estate held for investment (less $1,502 and $1,429 accumulated depreciation in 2014 and 2013, respectively)	8,218	8,440
Other long-term investments	44	45
Total investments	1,009,999	938,235
Cash and cash equivalents	57,437	54,593
Accrued investment income	12,877	12,251
Reinsurance recoverable	4,730	4,394
Deferred policy acquisition costs	150,891	146,691
Cost of customer relationships acquired	24,624	23,374
Goodwill	17,306	17,160
Other intangible assets	976	851
Property and equipment, net	6,513	6,662
Due premiums, net (less $1,312 and $1,429 allowance for doubtful accounts in 2014 and 2013, respectively)	10,080	11,209
Prepaid expenses	1,995	95
Other assets	1,038	765
Total assets	$1,298,466	1,216,280

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts)

	June 30, 2014	December 31, 2013
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$876,228	834,269
Annuities	56,489	55,485
Accident and health	1,217	1,250
Dividend accumulations	14,677	13,662
Premiums paid in advance	34,700	32,560
Policy claims payable	10,733	9,488
Other policyholders' funds	7,099	7,982
Total policy liabilities	1,001,143	954,696
Commissions payable	2,377	2,562
Federal income tax payable	645	590
Deferred federal income tax	10,501	1,704
Payable for securities in process of settlement	6,103	—
Other liabilities	12,338	10,919
Total liabilities	1,033,107	970,471
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 shares issued and outstanding in 2014 and 2013, including shares in treasury of 3,135,738 in 2014 and 2013	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2014 and 2013	3,184	3,184
Accumulated deficit	(10,195)	(12,542)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	23,998	6,795
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	265,359	245,809
Total liabilities and stockholders' equity	$1,298,466	1,216,280

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Three Months Ended June 30, (In thousands, except per share amounts) (Unaudited)

	2014		2013
Revenues:
Premiums:
Life insurance		$44,667		42,223
Accident and health insurance		390		406
Property insurance		1,272		1,205
Net investment income		10,083		9,265
Realized investment gains (losses), net		(73)		82
Other income		163		427
Total revenues		56,502		53,608
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		16,668		16,660
Increase in future policy benefit reserves		19,979		17,896
Policyholders' dividends		2,412		2,235
Total insurance benefits paid or provided		39,059		36,791
Commissions		10,403		10,429
Other general expenses		7,448		7,342
Capitalization of deferred policy acquisition costs		(7,423)		(7,672)
Amortization of deferred policy acquisition costs		4,893		4,363
Amortization of cost of customer relationships acquired		614		560
Total benefits and expenses		54,994		51,813
Income before federal income tax		1,508		1,795
Federal income tax expense		358		488
Net income		1,150		1,307
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.03		$0.03
Basic earnings per share of Class B common stock	0.01		0.01
Diluted earnings per share of Class A common stock	0.03		0.03
Diluted earnings per share of Class B common stock	0.01		0.01
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period		12,296		(25,544)
Reclassification adjustment for (gains) losses included in net income		73		(73)
Unrealized gains (losses) on available-for-sale securities, net		12,369		(25,617)
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale securities		4,340		(8,953)
Other comprehensive income (loss)		8,029		(16,664)
Comprehensive income (loss)		$9,179		(15,357)
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Six Months Ended June 30, (In thousands, except per share amounts) (Unaudited)

	2014		2013
Revenues:
Premiums:
Life insurance		$86,064		81,637
Accident and health insurance		741		755
Property insurance		2,537		2,382
Net investment income		19,989		17,654
Realized investment gains (losses), net		(129)		113
Other income		332		613
Total revenues		109,534		103,154
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		33,125		31,466
Increase in future policy benefit reserves		37,677		34,855
Policyholders' dividends		4,514		4,309
Total insurance benefits paid or provided		75,316		70,630
Commissions		20,313		19,487
Other general expenses		13,950		14,041
Capitalization of deferred policy acquisition costs		(14,491)		(14,034)
Amortization of deferred policy acquisition costs		10,102		8,989
Amortization of cost of customer relationships acquired		1,145		1,138
Total benefits and expenses		106,335		100,251
Income before federal income tax		3,199		2,903
Federal income tax expense		852		740
Net income		2,347		2,163
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.05		$0.05
Basic earnings per share of Class B common stock	0.02		0.02
Diluted earnings per share of Class A common stock	0.05		0.05
Diluted earnings per share of Class B common stock	0.02		0.02
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period		26,392		(25,448)
Reclassification adjustment for (gains) losses included in net income		105		(104)
Unrealized gains (losses) on available-for-sale securities, net		26,497		(25,552)
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale securities		9,294		(8,926)
Other comprehensive income (loss)		17,203		(16,626)
Comprehensive income (loss)		$19,550		(14,463)
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Six Months Ended June 30, (In thousands) (Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$2,347	2,163
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gains) losses on sale of investments and other assets	129	(113)
Net deferred policy acquisition costs	(4,389)	(5,045)
Amortization of cost of customer relationships acquired	1,145	1,138
Depreciation	745	637
Amortization of premiums and discounts on investments	4,505	4,256
Deferred federal income tax benefit	(1,438)	(1,579)
Change in:
Accrued investment income	(530)	(1,074)
Reinsurance recoverable	(336)	2,978
Due premiums	1,129	84
Future policy benefit reserves	37,657	32,049
Other policyholders' liabilities	3,252	(421)
Federal income tax receivable	33	46
Commissions payable and other liabilities	1,229	(1,097)
Other, net	(2,055)	(1,008)
Net cash provided by operating activities	43,423	33,014
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	580	58
Maturities and calls of fixed maturities, available-for-sale	23,530	33,943
Maturities and calls of fixed maturities, held-to-maturity	8,374	26,465
Purchase of fixed maturities, available-for-sale	(47,239)	(109,596)
Purchase of fixed maturities, held-to-maturity	(11,586)	—
Sale of equity securities, available-for-sale	11,105	—
Calls of equity securities, available-for-sale	200	400
Purchase of equity securities, available-for-sale	(17,283)	—
Principal payments on mortgage loans	21	822
Increase in policy loans, net	(3,133)	(2,831)
Sale of other long-term investments	1	1
Purchase of other long-term investments	(4)	(83)
Purchase of property and equipment	(340)	(321)
Maturity of short-term investments	—	2,841
Purchase of short-term investments	—	(531)
Net cash used in acquisition	(4,810)	—
Net cash provided by (used in) investing activities	(40,584)	(48,832)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Six Months Ended June 30, (In thousands) (Unaudited)

	2014	2013

Cash flows from financing activities:
Annuity deposits	2,587	2,815
Annuity withdrawals	(2,582)	(2,283)
Net cash provided by financing activities	5	532
Net increase (decrease) in cash and cash equivalents	2,844	(15,286)
Cash and cash equivalents at beginning of year	54,593	56,299
Cash and cash equivalents at end of period	$57,437	41,013
Supplemental disclosures of operating activities:
Cash paid during the period for income taxes, net	$2,213	2,273

Supplemental Disclosures of Non-Cash Investing Activities:
None.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2014
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

The consolidated statements of financial position for June 30, 2014, and the consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013 and cash flows for the six-month periods ended June 30, 2014 and 2013, have been prepared by the Company without audit.  In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2014 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with U.S. GAAP accounting principles for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2013.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

In accordance with our purchase agreement dated October 7, 2013, we finalized the MGLIC stock acquisition on March 7, 2014 for approximately $5.2 million in cash consideration. The assets recorded as of June 30, 2014 were $12.7 million, liabilities of $7.1 million and stockholders equity of $5.6 million. We recorded goodwill of $0.1 million related to this purchase. This entity is reported as part of our home service segment business and is a wholly owned subsidiary of SPLIC. We are in the process of converting the policy inforce data to our policy administration system and anticipate the completion date to be prior to the third quarter reporting.

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
June 30, 2014
(Unaudited)

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2014
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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended
	June 30, 2014
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$34,569	11,760	—	46,329
Net investment income	6,466	3,282	335	10,083
Realized investment gains (losses), net	(48)	(26)	1	(73)
Other income	133	3	27	163
Total revenue	41,120	15,019	363	56,502
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	11,163	5,505	—	16,668
Increase in future policy benefit reserves	18,849	1,130	—	19,979
Policyholders' dividends	2,397	15	—	2,412
Total insurance benefits paid or provided	32,409	6,650	—	39,059
Commissions	6,484	3,919	—	10,403
Other general expenses	2,965	3,499	984	7,448
Capitalization of deferred policy acquisition costs	(5,848)	(1,575)	—	(7,423)
Amortization of deferred policy acquisition costs	4,205	688	—	4,893
Amortization of cost of customer relationships acquired	120	494	—	614
Total benefits and expenses	40,335	13,675	984	54,994
Income (loss) before income tax expense	$785	1,344	(621)	1,508

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2014
(Unaudited)

	Six Months Ended
	June 30, 2014
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$66,380	22,962	—	89,342
Net investment income	12,749	6,569	671	19,989
Realized investment gains (losses), net	(112)	(18)	1	(129)
Other income	276	4	52	332
Total revenue	79,293	29,517	724	109,534
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	21,978	11,147	—	33,125
Increase in future policy benefit reserves	35,825	1,852	—	37,677
Policyholders' dividends	4,483	31	—	4,514
Total insurance benefits paid or provided	62,286	13,030	—	75,316
Commissions	12,722	7,591	—	20,313
Other general expenses	5,805	6,668	1,477	13,950
Capitalization of deferred policy acquisition costs	(11,507)	(2,984)	—	(14,491)
Amortization of deferred policy acquisition costs	8,612	1,490	—	10,102
Amortization of cost of customer relationships acquired	291	854	—	1,145
Total benefits and expenses	78,209	26,649	1,477	106,335
Income (loss) before income tax expense	$1,084	2,868	(753)	3,199

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2014
(Unaudited)

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
June 30, 2014
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2014
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	June 30, 2014	June 30, 2013
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$1,150	1,307
Net income allocated to Class A common stock	$1,138	1,293
Net income allocated to Class B common stock	12	14
Net income	$1,150	1,307
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$0.03	0.03
Basic earnings per share of Class B common stock	0.01	0.01
Diluted earnings per share of Class A common stock	0.03	0.03
Diluted earnings per share of Class B common stock	0.01	0.01

	Six Months Ended
	June 30, 2014	June 30, 2013
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$2,347	2,163
Net income allocated to Class A common stock	$2,323	2,141
Net income allocated to Class B common stock	24	22
Net income	$2,347	2,163
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$0.05	0.05
Basic earnings per share of Class B common stock	0.02	0.02
Diluted earnings per share of Class A common stock	0.05	0.05
Diluted earnings per share of Class B common stock	0.02	0.02

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2014
(Unaudited)

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 83.6% of total investments and cash and cash equivalents at June 30, 2014.

	June 30, 2014		December 31, 2013
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$892,449	83.6%	$832,952	83.9%
Equity securities	56,637	5.3%	47,259	4.8%
Mortgage loans	650	0.1%	671	0.1%
Policy loans	52,001	4.9%	48,868	4.8%
Real estate and other long-term investments	8,262	0.8%	8,485	0.9%
Cash and cash equivalents	57,437	5.3%	54,593	5.5%
Total cash, cash equivalents and investments	$1,067,436	100.0%	$992,828	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2014
(Unaudited)

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities and equity securities as of the periods indicated.

	June 30, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$10,086	2,712	—	12,798
U.S. Government-sponsored enterprises	38,765	1,919	1	40,683
States and political subdivisions	363,443	14,413	2,490	375,366
Foreign governments	104	29	—	133
Corporate	212,432	18,168	116	230,484
Commercial mortgage-backed	262	9	—	271
Residential mortgage-backed	3,499	271	4	3,766
Total available-for-sale securities	628,591	37,521	2,611	663,501
Held-to-maturity securities:
U.S. Government-sponsored enterprises	5,815	246	—	6,061
States and political subdivisions	186,512	5,895	1,626	190,781
Corporate	36,621	1,031	79	37,573
Total held-to-maturity securities	228,948	7,172	1,705	234,415
Total fixed maturities	$857,539	44,693	4,316	897,916
Equity securities:
Stock mutual funds	$15,738	2,137	—	17,875
Bond mutual funds	35,869	250	88	36,031
Common stock	727	37	7	757
Preferred stock	1,741	233	—	1,974
Total equity securities	$54,075	2,657	95	56,637

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2014
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

At June 30, 2014, the Company had $3.8 million of mortgage-backed security holdings based on amortized cost, of which $3.5 million, or 92.1%, were residential U.S. Government-sponsored issues.  Mortgage-backed securities are also referred to as securities not due at a single maturity date throughout this report.  The majority of the Company's equity securities are diversified stock and bond mutual funds.

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
June 30, 2014
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

The Company did not recognize any other-than-temporary impairments ("OTTI") during the six months ended June 30, 2014 and 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2014
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	June 30, 2014
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
U.S. Government-sponsored enterprises	$160	1	1	—	—	—	160	1	1
States and political subdivisions	9,760	124	14	81,215	2,366	72	90,975	2,490	86
Corporate	10,634	73	8	6,081	43	4	16,715	116	12
Residential mortgage-backed	222	2	8	37	2	1	259	4	9
Total available-for-sale securities	20,776	200	31	87,333	2,411	77	108,109	2,611	108
Held-to-maturity securities:
States and political subdivisions	3,975	95	8	55,841	1,531	60	59,816	1,626	68
Corporate	2,490	57	2	3,001	22	2	5,491	79	4
Total held-to-maturity securities	6,465	152	10	58,842	1,553	62	65,307	1,705	72
Total fixed maturities	$27,241	352	41	146,175	3,964	139	173,416	4,316	180
Equity securities:
Bond mutual funds	$17,912	88	2	—	—	—	17,912	88	2
Common stocks	—	—	—	10	7	1	10	7	1
Preferred stocks	—	—	—	—	—	—	—	—	—
Total equities	$17,912	88	2	10	7	1	17,922	95	3

As of June 30, 2014, the Company had 77 available-for-sale securities and 62 held-to-maturity securities that were in an unrealized loss position for greater than 12 months. We reported 1 common stock holding in an unrealized loss position for greater than 12 months as of June 30, 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2014
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

We have reviewed these securities for the periods ended June 30, 2014 and December 31, 2013 and determined that no other-than-temporary impairment exists based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis, and future information may become available which could result in impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2014
(Unaudited)

The amortized cost and fair value of fixed maturity securities at June 30, 2014 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

	June 30, 2014
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$23,996	24,352
Due after one year through five years	113,391	121,225
Due after five years through ten years	100,341	106,079
Due after ten years	390,863	411,845
Total available-for-sale securities	628,591	663,501
Held-to-maturity securities:
Due in one year or less	13,446	13,520
Due after one year through five years	28,682	29,438
Due after five years through ten years	47,381	49,863
Due after ten years	139,439	141,594
Total held-to-maturity securities	228,948	234,415
Total fixed maturities	$857,539	897,916

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.  Proceeds and gross realized gains from sales of securities for the three and six months ended June 30, 2014 and 2013 are summarized as follows.

	Fixed Maturities Available-for-Sale				Equity Securities
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands)
Proceeds	$580	—	580	58	11,105	—	11,105	—
Gross realized gains	$21	—	21	1	63	—	63	—
Gross realized losses	$—	—	—	—	169	—	169	—

There was 1 equity bond mutual fund sold at a loss during the three and six month periods ended June 30, 2014 as higher yielding bond mutual fund alternatives became more attractive than these U.S. Government backed funds as circumstances changed in the current environment. There were no sales for the three and six month periods in 2013. There were no securities sold from the held-to-maturity portfolio for the three and six months ended June 30, 2014 or 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2014
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2014
(Unaudited)

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	June 30, 2014
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,798	40,683	—	53,481
States and political subdivisions	—	375,366	—	375,366
Corporate	—	230,484	—	230,484
Commercial mortgage-backed	—	—	271	271
Residential mortgage-backed	—	3,766	—	3,766
Foreign governments	—	133	—	133
Total fixed maturities	12,798	650,432	271	663,501
Equity securities:
Stock mutual funds	17,875	—	—	17,875
Bond mutual funds	36,031	—	—	36,031
Common stock	757	—	—	757
Preferred stock	1,974	—	—	1,974
Total equity securities	56,637	—	—	56,637
Total financial assets	$69,435	650,432	271	720,138

	December 31, 2013
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,463	54,568	—	67,031
States and political subdivisions	—	336,466	—	336,466
Corporate	—	197,561	—	197,561
Commercial mortgage-backed	—	—	309	309
Residential mortgage-backed	—	3,762	—	3,762
Foreign governments	—	127	—	127
Total fixed maturities	12,463	592,484	309	605,256
Equity securities:
Stock mutual funds	11,969	—	—	11,969
Bond mutual funds	34,663	—	—	34,663
Common stock	12	—	—	12
Preferred stock	615	—	—	615
Total equity securities	47,259	—	—	47,259
Total financial assets	$59,722	592,484	309	652,515

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2014
(Unaudited)

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At June 30, 2014, our fixed maturity securities, valued using a third-party pricing source, totaled $650.4 million for Level 2 assets and comprised 90.3% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third-party pricing models and review model parameters for reasonableness.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding, and consist of two private placement mortgage-backed securities with a total value of $0.3 million.  Our Level 3 assets are current relative to principal and interest payments and are considered immaterial to our financial statements.  For the six months ended June 30, 2014, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

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

	June 30, 2014	December 31, 2013
	(In thousands)

Balance at beginning of period	$309	387
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	—	(7)
Principal paydowns	(38)	(71)
Transfer in and (out) of Level 3	—	—
Balance at end of period	$271	309

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
June 30, 2014
(Unaudited)

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$228,948	234,415	227,696	223,533
Mortgage loans	650	672	671	695
Policy loans	52,001	52,001	48,868	48,868
Cash and cash equivalents	57,437	57,437	54,593	54,593
Financial liabilities:
Annuity - investment contracts	40,112	42,688	39,469	44,960

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential and commercial properties.  Weighted average interest rates for these loans were approximately 6.4% as of June 30, 2014 and December 31, 2013, with maturities ranging from 1 to 30 years.  Management estimated the fair value using an annual interest rate of 6.25% at June 30, 2014.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.7% as of June 30, 2014 and December 31, 2013, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature.  Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at June 30, 2014 using discounted cash flows based upon a swap rate curve with interest rates ranging from 0.24% to 4.03% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

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
June 30, 2014
(Unaudited)

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

(8) Income Taxes

The effective tax rate was 23.7% and 27.2% for the three months and 26.6% and 25.5% for the six months of 2014 and 2013, respectively.   In periods where our effective tax rate is lower than the statutory tax rate of 35%, the difference is primarily due to tax-exempt state and local bonds. The effective tax rate is higher in the current year compared to 2013 primarily due to higher book income in the current period compared to the prior period but approximately the same amount of tax-exempt income in both periods.

(9) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the six months ended June 30, 2014.  See our Annual Report on Form 10-K as of December 31, 2013 for a comprehensive discussion of related party transactions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

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
June 30, 2014

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

Overview

Citizens is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975.  Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of June 30, 2014, we had approximately $1.3 billion of total assets and approximately $5.0 billion of insurance in force.  Our core insurance operations include issuing and servicing:

•
U.S. Dollar-denominated ordinary whole life insurance and endowment policies predominantly to high net worth, high income residents of foreign countries, principally in Latin America and the Pacific Rim through independent marketing consultants;

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

Current Financial Highlights

Financial highlights for the three and six month periods ended June 30, 2014, compared to the same periods in 2013 were:

•
Insurance premiums rose for the three and six month periods ended June 30, 2014 to $46.3 million and $89.3 million in 2014 from $43.8 million and $84.8 million for the corresponding period in 2013, an increase of 5.7% and 5.4% driven primarily from first year and renewal premiums in our life insurance segment.

•
Net investment income increased 8.8% and 13.2% for the three and six month periods ended June 30, 2014 compared to the corresponding periods in 2013.  The average yield on the consolidated portfolio as of the six months ended June 30, 2014 increased to an annualized rate of 4.21% up from 4.03% for the same period in 2013.

•
Claims and surrenders expense remained flat for the three months ended and increased 5.3% for the six months ended in 2014 compared to 2013 as claims reported in both insurance segments increased for the six month period in addition to higher surrenders reported in the life segment in the current year compared to 2013 levels.

•	Changes in reserves resulted in liability increases due to the increased sales of endowment products that build up reserves at a faster pace than whole life longer-term mortality based products.

•
We completed the acquisition of MGLIC in the first quarter and the related results have been included in our financial results for June 30, 2014. MGLIC is now a wholly owned subsidiary of SPLIC and is reported with the home service segment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

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

	Six Months Ended June 30,
	2014			2013
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$164,016,395	2,717	$60,367	$171,646,782	2,840	$60,439
Home Service	98,660,597	14,716	6,704	98,310,532	14,330	6,873

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

Note:  All discussions below compare or state results for the three and six-month periods ended June 30, 2014 compared to the three and six-month periods ended June 30, 2013.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Revenues:
Premiums:
Life insurance	$44,667	42,223	$86,064	81,637
Accident and health insurance	390	406	741	755
Property insurance	1,272	1,205	2,537	2,382
Net investment income	10,083	9,265	19,989	17,654
Realized investment gains (losses), net	(73)	82	(129)	113
Other income	163	427	332	613
Total revenues	$56,502	53,608	$109,534	103,154

Premium Income.  Premium income derived from life, accident and health, and property insurance sales increased 5.7% and 5.4% for the three and six month periods ending June 30, 2014 compared to the same periods ending June 30, 2013. The increase is generated primarily from an increase in the life segment first year and renewal business and premium income of $0.9 million recorded due to the acquisition of MGLIC.

Net investment income performance is summarized as follows.

	June 30,	December 31,	June 30,
	2014	2013	2013
	(In thousands, except for %)
Net investment income, annualized	$39,978	36,597	35,309
Average invested assets, at amortized cost	950,036	891,215	875,868
Annualized yield on average invested assets	4.21%	4.11%	4.03%

Yields have been slowly rising as we reinvest calls and new premium money into higher yielding bonds compared to the historically low rates experienced over the past several years.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

Investment income from debt securities accounted for approximately 85.5% of total investment income for the six months ended June 30, 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Gross investment income:
Fixed maturity securities	$9,217	8,240	$18,128	15,696
Equity securities	452	481	846	925
Mortgage loans	11	28	22	48
Policy loans	1,029	882	2,031	1,704
Long-term investments	71	53	145	110
Other investment income	9	19	24	38
Total investment income	10,789	9,703	21,196	18,521
Investment expenses	(706)	(438)	(1,207)	(867)
Net investment income	$10,083	9,265	$19,989	17,654

The average consolidated invested asset portfolio has increased approximately 6.6% from year end 2013 to June 30, 2014 with, primarily, investments in the fixed maturity securities portfolio accounting for the most significant increase in the investment income. Bond mutual funds are the primary source of dividend income in the equity securities holdings. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.
Realized Investment Gains (Losses), Net.  Losses recorded in the current period are related to sales of two bond mutual fund issues totaling $11.1 million that resulted in a net loss of $0.1 million for the three months ended June 30, 2014. In addition, the six month results in 2014 also include sinking par calls on bonds purchased at a premium which resulted in a loss. The losses are offset by issuer calls and redemptions that result in gains.

Benefits and Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$16,668	16,660	$33,125	31,466
Increase in future policy benefit reserves	19,979	17,896	37,677	34,855
Policyholders' dividends	2,412	2,235	4,514	4,309
Total insurance benefits paid or provided	39,059	36,791	75,316	70,630
Commissions	10,403	10,429	20,313	19,487
Other general expenses	7,448	7,342	13,950	14,041
Capitalization of deferred policy acquisition costs	(7,423)	(7,672)	(14,491)	(14,034)
Amortization of deferred policy acquisition costs	4,893	4,363	10,102	8,989
Amortization of cost of customer relationships acquired	614	560	1,145	1,138
Total benefits and expenses	$54,994	51,813	$106,335	100,251

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Death claims	$6,010	5,390	$11,542	10,924
Surrender benefits	5,220	5,941	11,050	10,497
Endowments	4,282	3,999	8,087	7,588
Property claims	343	418	714	969
Accident and health benefits	137	119	275	167
Other policy benefits	676	793	1,457	1,321
Total claims and surrenders	$16,668	16,660	$33,125	31,466

•
Death claims increased 11.5% and 5.7% for the three and six months ended June 30, 2014 as we experienced higher reported claims in both the life and home service segments. Mortality experience is closely monitored by the Company and the activity is within expected levels.

•	Surrenders decreased by 12.1% and increased by 5.3% in the three and six periods primarily due to activity in the life segment as discussed below.

Increase in Future Policy Benefit Reserves.  The increase in future policy benefit reserves for the three and six months ended June 30, 2014, is due to continued growth in new sales of endowment products, which require higher initial reserve levels than whole life products. Endowments have been our top selling products for the last several years as policyholders favor the guaranteed values of this product.

Policyholder Dividends. The majority of our international policies are participating, and the dividends are factored into the premium rates charged.  As policy provisioned dividend rates generally increase each year that a policy is in force, dividend expense is expected to increase as this block of insurance becomes more seasoned.

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels by agents and associates. Commission expense for the three and six months ended June 30, 2014 fluctuated directly in relation to the decrease and increase of first year and renewal premiums in the life segment compared to premium levels for the three and six months ended June 30, 2013.

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized under current accounting guidance include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  The decrease for the three months ended June 30, 2014, compared to the same period in 2013 was the result of a decrease in first year premium production in the current period, which decreased capitalized amounts.  The six month results reflect an increase in capitalized costs as first year premiums increased as noted above. Though premium revenue increased for the three months ended in 2014, it was primarily related to an increase in renewal premiums compared to the prior year.  Commissions paid on renewal premiums are significantly lower than that paid on first year business.

Amortization for the three and six months ended June 30, 2014, increased compared to the same period in 2013. Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

Federal Income Tax.The effective tax rate was 23.7% and 27.2% for the three months and 26.6% and 25.5% for the six months of 2014 and 2013, respectively. Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.  See Note 8 - Income Taxes in the consolidated financial statements for further discussion.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance of its segments based on net income or loss before income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Life Insurance	$785	695	$1,084	843
Home Service Insurance	1,344	1,919	2,868	3,121
Other Non-Insurance Enterprises	(621)	(819)	(753)	(1,061)
Total	$1,508	1,795	$3,199	2,903

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
June 30, 2014

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

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Country
Venezuela	$7,862	7,374	$14,539	13,773
Colombia	6,487	5,634	12,797	11,617
Taiwan	3,923	3,715	8,068	7,589
Ecuador	4,238	3,823	7,518	7,205
Argentina	2,267	2,359	4,044	4,190
Other Non-U.S.	8,756	8,179	16,687	15,483
Total	$33,533	31,084	$63,653	59,857

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
June 30, 2014

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
State
Texas	$623	694	$1,182	1,338
Indiana	316	332	687	698
Kentucky	97	242	230	242
Florida	135	256	263	256
Missouri	126	143	250	285
Other States	485	1,213	970	1,400
Total	$1,782	2,880	$3,582	4,219

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded the majority of our accident and health insurance business to Puritan Life Insurance Company ("Puritan"), an unaffiliated insurance company under a coinsurance agreement.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Revenue:
Premiums	$34,569	32,850	$66,380	62,967
Net investment income	6,466	5,584	12,749	10,488
Realized investment gains (losses), net	(48)	81	(112)	81
Other income	133	351	276	414
Total revenue	41,120	38,866	79,293	73,950
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	11,163	11,429	21,978	20,767
Increase in future policy benefit reserves	18,849	17,047	35,825	33,089
Policyholders' dividends	2,397	2,216	4,483	4,275
Total insurance benefits paid or provided	32,409	30,692	62,286	58,131
Commissions	6,484	6,697	12,722	12,276
Other general expenses	2,965	2,928	5,805	5,780
Capitalization of deferred policy acquisition costs	(5,848)	(6,170)	(11,507)	(11,256)
Amortization of deferred policy acquisition costs	4,205	3,870	8,612	7,855
Amortization of cost of customer relationships acquired	120	154	291	321
Total benefits and expenses	40,335	38,171	78,209	73,107
Income before income tax expense	$785	695	$1,084	843

Premiums.  Premium revenues increased for the three and six month periods ended June 30, 2014, compared to the same periods in 2013 due primarily to international renewal business, which experienced strong persistency as this block of insurance ages. First year premium revenues for the quarter ended June 30, 2014, reflected sales internationally with endowment to age sixty-five and the twenty-year endowment products continuing as the top performers in the current year.

Life insurance premium breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Premiums:
First year	$4,716	5,095	$9,275	9,033
Renewal	29,853	27,755	57,105	53,934
Total premiums	$34,569	32,850	$66,380	62,967

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

Net Investment Income.  Net investment income increased as the impact of the sustained low interest rate environment has leveled and yields are beginning to rise modestly.

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2014	2013	2013
	(In thousands, except for %)
Net investment income, annualized	$25,499	22,237	20,976
Average invested assets, at amortized cost	$601,258	549,578	530,678
Annualized yield on average invested assets	4.24%	4.05%	3.95%

Realized Investment Gains (Losses), Net.  Losses recorded in the current three month period related to sales of two bond mutual funds totaling $9.1 million and resulting in a net loss of approximately $70,000. The six months ended June 30, 2014 include sinking par calls on bonds purchased at a premium which resulted in a loss offset by gains from issuer calls and redemptions.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Death claims	$1,676	1,485	$2,975	2,714
Surrender benefits	4,562	5,217	9,542	9,267
Endowment benefits	4,278	3,994	8,080	7,579
Accident and health benefits	69	64	119	110
Other policy benefits	578	669	1,262	1,097
Total claims and surrenders	$11,163	11,429	$21,978	20,767

•
Death claims expense was higher for the three and six months ended June 30, 2014 based upon reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrenders decreased in the current three month period by 12.6% and increased for the six month period by 3.0%. The majority of policy surrender benefits paid is attributable to our international business and was related to policies that have been in force nearly twenty years, where surrender charges are no longer applicable.

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

Increase in Future Policy Benefit Reserves.   Policy benefit reserves increased for the three and six months ended June 30, 2014 compared to the same period in 2013, primarily from growth in new sales of endowment products, which require higher initial reserve levels than whole life products. Endowment sales have become more popular with our international clients in the past few years, representing approximately 82% and 77% of total new first year premium in the six months ended June 30, 2014 and 2013, respectively.

Commissions.  Commission expense decreased for the three months ended June 30, 2014, compared to the same period in 2013 and increased for the six month period in the current year.  This expense fluctuates directly with new premium revenues, which decreased 7.4% for the three months but were higher for the six month period in 2014 by 2.7% compared to 2013.  Commission

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

rates paid are higher on first year premium sales, which were $4.7 million and $9.3 million for the three and six months ended June 30, 2014, compared to $5.1 million and $9.0 million for the same periods in 2013.  Renewal premiums for the three and six months, for which we pay commissions at lower rates, were up $2.1 million and $3.2 million, or 7.6% and 5.9%, from the prior year.

Other General Expenses.  The expenses are allocated by segment, based upon an annual expense study performed by the Company, and were relatively flat for the three and six months ended June 30, 2014, compared to the same periods in 2013.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs fluctuate in direct relation to premiums decreasing for the three months and increasing for the six months ended June 30, 2014, based upon first year and renewal premiums and commissions paid compared to 2013.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and six months in 2014 increased and was impacted by overall lower persistency related to this segment. As previously noted, persistency is monitored closely by the Company and was within expectations.

Home Service Insurance

We operate in the Home Service insurance market through our subsidiaries Security Plan Life Insurance Company ("SPLIC") and Security Plan Fire Insurance Company ("SPFIC"), and focus on the life insurance needs of the middle and lower income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through a home service marketing distribution system of employee-agents who work full time on a route system and through funeral homes that sell policies, collect premiums and service policyholders.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
State
Louisiana	$10,549	10,482	$21,055	20,856
Arkansas	423	425	829	861
Mississippi	819	122	1,160	240
Other States	215	229	420	437
Total	$12,006	11,258	$23,464	22,394

We recorded approximately $0.7 million of additional premium in Mississippi for the three months ended June 30, 2014 due to the purchase of MGLIC.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Revenue:
Premiums	$11,760	10,984	$22,962	21,807
Net investment income	3,282	3,341	6,569	6,521
Realized investment gains (losses), net	(26)	1	(18)	31
Other income	3	46	4	136
Total revenue	15,019	14,372	29,517	28,495
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,505	5,231	11,147	10,699
Increase in future policy benefit reserves	1,130	849	1,852	1,766
Policyholders' dividends	15	19	31	34
Total insurance benefits paid or provided	6,650	6,099	13,030	12,499
Commissions	3,919	3,732	7,591	7,211
Other general expenses	3,499	3,225	6,668	6,491
Capitalization of deferred policy acquisition costs	(1,575)	(1,502)	(2,984)	(2,778)
Amortization of deferred policy acquisition costs	688	493	1,490	1,134
Amortization of cost of customer relationships acquired	494	406	854	817
Total benefits and expenses	13,675	12,453	26,649	25,374
Income before income tax expense	$1,344	1,919	$2,868	3,121

Premiums.  Premiums increased 7.1% and 5.3% for the three and six month periods ended June 30, 2014, compared to 2013. In addition we recorded $0.7 million and $0.9 million of premiums in the current three and six month periods as part of the MGLIC acquisition.

Net Investment Income.  Net investment income for our home service insurance segment was as follows.

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2014	2013	2013
	(In thousands, except for %)
Net investment income, annualized	$13,218	13,075	13,042
Average invested assets, at amortized cost	296,546	290,340	294,073
Annualized yield on average invested assets	4.46%	4.50%	4.43%

Realized Investment Gains (Losses), Net.  Net realized losses for the three and six months ended June 30, 2014 resulted from the sale of one bond mutual fund totaling $2.0 million with a realized loss of $37,000 to move into more attractive funds in the current environment. This loss is offset by gains from issuer calls of debt securities which we experienced in 2014 and 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

Claims and Surrenders.  Claims and surrenders increased for the three and six months ended June 30, 2014, compared to the same periods in 2013, as reported claims increased compared to the prior year, but were within expected ranges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Death claims	$4,334	3,905	$8,567	8,210
Surrender benefits	658	724	1,508	1,230
Endowment benefits	4	5	7	9
Property claims	343	418	714	969
Accident and health benefits	68	55	156	57
Other policy benefits	98	124	195	224
Total claims and surrenders	$5,505	5,231	$11,147	10,699

•
Death claims expense increased for the three and six months in 2014, due to higher reported claims compared to the same periods in 2013. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•
Surrender benefits decreased 9.1% and increased 22.6% for the three and six months ended in 2014 compared to the same periods in 2013 as decisions are made by policyholders electing to cash in their policy values.

•	Property claims decreased 17.9% and 26.3% for the three and six months ended June 30, 2014 as we had experienced more weather related claims in 2013.

Increase in Future Policy Benefit Reserves.  The Company recorded an increase in future policy benefit reserves for the three and six months ended June 30, 2014, compared to the corresponding periods in 2013 with the addition of MGLIC policies in the current year.

Commissions.  Commission expense fluctuated for the three and six months ended June 30, 2014, compared to the same period in 2013 as premium collections varied. Commission expense related to MGLIC totaled $142,000 and $195,000 for the three and six months ended June 30, 2014.

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company and increased between 2014 and 2013.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs increased slightly for the three and six months ended June 30, 2014, as commission expense also increased during the period.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and six months ended June 30, 2014 increased compared to the corresponding period in 2013 as this segment experienced lower persistency compared to the prior year, which results in higher amortization.

Other Non-Insurance Enterprises

This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP. The segment loss reported for the first six months of 2014 and 2013 is typical since the elimination of intercompany revenue is it's primary source of revenue.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

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

	June 30, 2014		December 31, 2013
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$59,296	5.6	$75,908	7.7
States and political subdivisions	561,878	52.6	517,712	52.1
Corporate	267,105	25.0	235,134	23.7
Mortgage-backed (1)	4,037	0.4	4,071	0.4
Foreign governments	133	—	127	—
Total marketable securities	892,449	83.6	832,952	83.9
Cash and cash equivalents	57,437	5.4	54,593	5.5
Other investments:
Policy loans	52,001	4.9	48,868	4.8
Equity securities	56,637	5.3	47,259	4.8
Mortgage loans	650	0.1	671	0.1
Real estate	8,218	0.7	8,440	0.9
Other long-term investments	44	—	45	—
Total cash, cash equivalents and investments	$1,067,436	100.0	$992,828	100.0
(1) Includes $3.2 million and $3.8 million of U.S. Government-sponsored enterprises at June 30, 2014, and December 31, 2013, respectively.

Cash and cash equivalents increased as of June 30, 2014 due to timing of cash inflows and investment into marketable securities.

The held-to-maturity portfolio as of June 30, 2014 represented 25.7% of the total fixed maturity securities owned based upon carrying values, with the remaining 74.3% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$52,539	5.9	$55,093	6.6
AA	407,176	45.6	391,054	46.9
A	249,006	27.9	231,004	27.7
BBB	146,859	16.5	125,597	15.1
BB and other	36,869	4.1	30,204	3.7
Totals	$892,449	100.0	$832,952	100.0

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

The Company has no direct sovereign European debt exposure as of June 30, 2014.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of June 30, 2014, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	June 30, 2014
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$35,460	33,529	14,950	14,294	—	—	50,410	47,823	8.7
AA	117,040	113,513	190,647	183,119	14,785	14,087	322,472	310,719	56.2
A	41,802	41,968	113,660	111,798	6,722	6,792	162,184	160,558	29.0
BBB	2,754	2,808	18,443	17,925	3,078	2,571	24,275	23,304	4.2
BB and other	548	495	8,865	9,112	1,038	1,070	10,451	10,677	1.9
Total	$197,604	192,313	346,565	336,248	25,623	24,520	569,792	553,081	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

Municipals shown excluding third party guarantees

	June 30, 2014
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$10,109	9,938	3,829	3,731	—	—	13,938	13,669	2.5
AA	98,268	95,090	134,784	129,002	11,738	11,035	244,790	235,127	42.5
A	41,171	39,971	138,810	135,168	8,314	8,391	188,295	183,530	33.2
BBB	7,314	7,740	24,989	24,185	—	—	32,303	31,925	5.8
BB and other	40,742	39,574	44,153	44,162	5,571	5,094	90,466	88,830	16.0
Total	$197,604	192,313	346,565	336,248	25,623	24,520	569,792	553,081	100.0

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$189,999	195,517	34.3

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

The tables below represent the Company's exposure of municipal holdings in Louisiana and Texas, which exceed 10% of the total municipal portfolio as of June 30, 2014.

	June 30, 2014
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AA	$451	453	29,596	28,433	—	—	30,047	28,886
A	6,651	6,374	10,475	10,225	1,013	1,011	18,139	17,610
BBB	6,307	6,198	—	—	—	—	6,307	6,198
BB and other	1,701	1,716	4,414	4,718	—	—	6,115	6,434
Total	$15,110	14,741	44,485	43,376	1,013	1,011	60,608	59,128
Louisiana securities excluding third party guarantees
AA	$451	453	22,688	21,812	—	—	23,139	22,265
A	6,651	6,374	11,170	10,785	1,013	1,011	18,834	18,170
BBB	6,307	6,198	6,213	6,060	—	—	12,520	12,258
BB and other	1,701	1,716	4,414	4,719	—	—	6,115	6,435
Total	$15,110	14,741	44,485	43,376	1,013	1,011	60,608	59,128
Texas securities including third party guarantees
AAA	$34,350	32,476	8,717	8,328	—	—	43,067	40,804
AA	31,624	31,242	18,850	18,251	—	—	50,474	49,493
A	3,439	3,478	18,951	18,331	—	—	22,390	21,809
BBB	—	—	10,340	9,923	—	—	10,340	9,923
BB and other	—	—	—	—	—	—	—	—
Total	$69,413	67,196	56,858	54,833	—	—	126,271	122,029
Texas securities excluding third party guarantees
AAA	$10,109	9,938	2,251	2,228	—	—	12,360	12,166
AA	42,159	40,263	20,200	19,305	—	—	62,359	59,568
A	9,043	8,984	21,219	20,565	—	—	30,262	29,549
BBB	—	—	7,489	7,103	—	—	7,489	7,103
BB and other	8,102	8,011	5,699	5,632	—	—	13,801	13,643
Total	$69,413	67,196	56,858	54,833	—	—	126,271	122,029

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At June 30, 2014, total holdings of municipal securities in Louisiana represented 10.6% of all municipal holdings based upon fair value.  The Company also holds 22.2% of its municipal holdings in Texas issuers.  There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of June 30, 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

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

The Company did not recognize any other-than-temporary impairments for the three and six months ended June 30, 2014 or 2013.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments relative to our insurance operations to provide cash flow and did not do so during the first six months of 2014.  Our investments as of June 30, 2014, consist of 65.7% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $43.4 million and $33.0 million for the six months ended June 30, 2014 and 2013, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $40.6 million and $48.8 million for the six months ended June 30, 2014 and 2013, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

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

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Form 10-K for the year ended December 31, 2013.  The Company does not have off-balance sheet arrangements at June 30, 2014, and does not expect any future effects on the Company's financial condition related to any such arrangements.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	June 30, 2014			December 31, 2013
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)
Fixed maturities, available-for-sale	$628,591	663,501	34,910	595,944	605,256	9,312
Fixed maturities, held-to-maturity	228,948	234,415	5,467	227,696	223,533	(4,163)
Total fixed maturities	$857,539	897,916	40,377	823,640	828,789	5,149
Total equity securities	$54,075	56,637	2,562	45,883	47,259	1,376

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 88.4% of our investment portfolio based on carrying value as of June 30, 2014.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of June 30, 2014 were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 2.5% during the quarter ended June 30, 2014, from 3.0% at December 31, 2013.  Net unrealized gains on fixed maturity securities totaled $40.4 million at June 30, 2014, compared to $5.1 million at December 31, 2013.

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  Approximately 73.9% of fixed maturities were held in available-for-sale and 26.1% in held-to-maturity based upon fair value at June 30, 2014.  At June 30, 2014 and

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

December 31, 2013, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 5.6% of our total investments at June 30, 2014, with 95.2% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

During the three months ended June 30, 2014, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to various legal and regulatory actions which are immaterial to the Company's financial statements. For more information about the risks related to litigation and regulatory actions, please see the risk factor titled “We are a defendant in lawsuits, which may adversely affect our financial condition and detract from the time our management is able to devote to our business, and we are subject to risks related to litigation and regulatory matters.” in the following Item 1A. Risk Factors.

Since August 6, 1999, the Company has been a defendant in a lawsuit filed in an Austin, Texas District Court, styled Delia Bolanos Andrade, et al., Plaintiffs, v. Citizens Insurance Company of America, et al., Defendants. In consideration of a Texas Supreme Court ruling on the case, the District Court ruled in December of 2009 the plaintiffs must proceed individually, and not as a class, if they intend to pursue their claims against us. There are 17 plaintiffs in the case. The plaintiffs’ underlying claims allege that certain life insurance policies CICA made available to non-U.S. residents were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws.  The remedy sought is rescission and return of the insurance premium payments. The total net insurance premium for the 17 plaintiffs is approximately $150,000. Since the December 2009 trial court ruling, no individual cases have been pursued by the plaintiffs making the probability of the plaintiffs further pursuing their cases individually unlikely.  For the reasons described above, the Company no longer believes this matter meets the definition of a material legal proceeding as such term is defined in Item 103 of Regulation S-K but has included the foregoing description solely due to the history and unresolved nature of the case. An estimate of any possible loss or range of losses cannot be made at this time in regard to individuals pursuing claims.  However, should the plaintiffs further pursue their claims individually; we intend to vigorously defend any proceedings.

Item 1A. RISK FACTORS

Investing in our Company involves certain risks. Set forth below are certain risks with respect to our Company.  Readers should carefully review these risks, together with the other information contained in this report.  The risks and uncertainties we have described in this report are not the only ones we face.  Additional risks and uncertainties not presently known to us, or that we currently deem not material, may also adversely affect our business.  Any of the risks discussed in this report or that are presently unknown or believed to be not material, if they were to actually occur, could result in a significant adverse impact on our business, operating results, prospects or financial condition.  References in the risk factors below to "we," "us," "our," "Citizens" and like terms relate to Citizens, Inc. and its subsidiaries on a U.S. GAAP consolidated financial statement basis, unless specifically identified otherwise. We operate our subsidiaries as separate and distinct entities with respect to corporate formalities.
Risks Relating to Our Business

A substantial amount of our revenue comes from residents of foreign countries and is subject to risks associated with foreign insurance laws, political instability and asset transfer restrictions.

A substantial part of our insurance policy sales are from foreign countries, primarily those in Latin America and the Pacific Rim.   There is a risk that we may lose a significant portion of these sales should adverse events occur in these countries.   For example, in the first quarter of 2014, Venezuela began experiencing increased civil unrest resulting in demonstrations against endemic crime, corruption and soaring inflation. Venezuela contributed 22.8% of our direct premiums for the six months ended June 30, 2014. We cannot confidently predict what impact we might see relative to the continued unrest in this country but it could significantly impact our business.

Traditionally, we have sought to address risks, like the risks associated with Venezuela, by, among other things, not accepting insurance applications outside of the U.S., maintaining all of our assets in the U.S. and requiring policy premiums be paid to us in U.S. Dollars drawn on U.S. financial institutions.  Accordingly, we have never qualified to do business in any foreign country and have never submitted our insurance policies issued to residents of foreign countries for approval by any foreign or domestic

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

insurance regulatory agency.  We sell our policies to residents of foreign countries using foreign independent marketing firms and independent consultants, and we rely on those persons to comply with applicable laws in marketing our insurance products.

The Company’s future sales and financial results are dependent upon avoiding significant regulatory interruptions in receiving insurance policy applications for residents outside of the United States. Currency control laws in foreign countries, if implemented, could materially adversely affect our revenues by imposing restrictions on asset transfers outside of a country where our insureds reside. There can be no assurance that such situations will not occur and that our revenues, results of operations and financial condition will not be materially, adversely affected if they do occur. The government of a foreign country could also determine its residents may not buy life insurance from us unless we became qualified to do business in that country or unless our policies purchased by its residents receive prior approval from its insurance regulators.  Also, new laws or regulations could be implemented or new applications of existing laws or regulations could occur, which could result in the cessation of marketing activities by our independent marketing firms and consultants.  From time to time we have become aware of new foreign laws, regulations or new interpretations of foreign laws or regulations that may have an adverse effect on the marketing efforts of our foreign independent marketing firms and consultants.

Although we believe foreign regulatory authorities have no jurisdiction over us and any actions, including fines, would be unenforceable against us, we cannot assure you any of these laws, regulations, or application of them by foreign regulatory authorities will not have an adverse effect on the marketing efforts of our independent marketing consultants and, in turn, on our revenues.  Further, there is no assurance we would be able to qualify to do business in any foreign country or that its insurance regulatory authorities would approve our policies if we decided to submit our insurance policies for approval.  Any of the foregoing could reduce our revenues and materially adversely affect our results of operations and financial condition.  Also, we do not determine whether our independent consultants are required to be licensed to sell insurance in the countries in which they market our policies.  If our independent consultants were not in compliance with applicable laws, including licensing laws, they could be required to cease operations, which would reduce our revenues.  We are unable to quantify the effect of foreign regulation on our business if regulation were to be imposed on us, but we believe we could expend substantial amounts of time and incur substantial expense in complying with any foreign regulation, and we may decide to remove ourselves from or avoid a market if foreign regulation were imposed.

The majority of our foreign policyholders choose to invest their policy dividends or other cash benefits in our Class A common stock through the Citizens, Inc. Stock Investment Plan (the “Plan”), a stock investment plan registered with the United States Securities and Exchange Commission (“SEC”).  If a foreign securities regulatory authority were to deem the Plan's operation contrary to foreign securities laws, we risk a reduction in the amount of Class A common stock purchased on the open market through the Plan and the possibility of securities law claims in the United States.

On or about April 2001, the Company adopted the Plan, as amended and restated from time to time. The Plan is registered with the SEC pursuant to a Registration Statement on Form S-3 of the Securities Exchange Act of 1933. For further information on the filing history of the Plan’s Registration Statement, please see the risk factor directly below titled “The previous Registration Statement covering the Plan was not declared effective under the Securities Act of 1933.”

The general purpose of the Plan is to provide a convenient and economical means for new investors to make an initial investment in our Class A common stock and for existing investors to purchase additional shares of our Class A common stock. Specifically, the Plan offers employees, agents, policyholders, independent consultants and potential investors stock purchase opportunities of the Company’s Class A common stock, no par value per share (“Common Stock”). It also offers security holders the ability to maintain registered ownership of their securities in a manner which facilitates efficient purchases and sales of Citizens Class A common stock in the open market. The Plan is administered by a Plan administrator (the “ Administrator”), which is deemed an independent agent of the Company. The Administrator satisfies applicable U.S. legal requirements (including, without limitation, the requirements of Regulation M under the Securities Exchange Act of 1934), and facilitates open market purchases and sales of Citizens Class A common stock under the Plan through registered brokers and dealers. Additional disclosures concerning the Plan’s impact on our Capital Stock can be found in our Item 1A. Risk Factors under the heading, “Risks Relating to Our Capital Stock.”

Any electing person who has met the requirements to participate in the Plan and has not revoked such election to participate in the Plan is considered a “Plan Participant.” More than 89% percent of the shares of Class A common stock that have been purchased under the Plan have been purchased by foreign holders of life insurance policies (or related brokers); the remaining shares of Class

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

A common stock that have been purchased under the Plan have been purchased by approximately 1,400 participants, mostly our employees, resident in the United States. International holders of life insurance policies underwritten by the Company may assign dividends and/or other policy values annually payable on their insurance policies to the Plan and employees participating in the Plan may allocate a portion of their compensation to the Plan and the Company remits these amounts to the Administrator.  The Administrator uses these proceeds to purchase shares of Class A common stock in the open market from time to time through an independent broker selected by the Administrator.  None of the shares of Class A common stock purchased by the Plan Participants is issued by the Company, and the Company does not receive any proceeds from these purchases. An international policyholder must first consent in writing to be contacted by Citizens regarding the Plan before they are given the option to assign dividends and premium benefits from their insurance policies to the Plan. At the point of introduction to the Plan, international policyholders receive a copy of the Plan prospectus explaining the risks associated with purchasing Citizens Class A common stock through the Plan.

Since the distribution of our Class A common stock is registered and publicly traded in the U.S. and because we believe that foreign regulatory authorities have no jurisdiction over us, the offer and sale of our Class A common stock through the Plan is not registered under the laws of any foreign jurisdiction.  If a foreign securities regulatory authority were to determine the offer and sale of our Class A common stock under the Plan were contrary to applicable laws and regulations of its jurisdiction, such authority may issue or assert a fine, penalty or cease and desist order against us. While we would vigorously dispute the ability of such authority to assert jurisdiction over us, such a dispute may distract from our business and may have a material adverse impact on our financial position. Additionally, in such a situation participation in the Plan by our international policyholders in that foreign jurisdiction could decrease.  This also could materially reduce the amount of our Class A common stock purchased and sold in the open market under the Plan, as historically a significant volume of shares have been purchased under the Plan through issuance of policy dividends and premium benefits assigned to the Plan.  We could also be faced with private disputes relating to the Plan, including the possibility of securities law claims within the United States.  In the absence of countervailing considerations, we would expect to vigorously defend any such claims. As a result, we could incur significant defense costs, including not only attorneys' fees and other direct litigation costs, but also the expenditure of substantial amounts of management time that otherwise would be devoted to our business.  This could materially adversely affect our results of operations and financial condition.

In December 2012 it was discovered, the original Registration Statement on Form S-3 covering the Plan and filed with the SEC was not declared effective under the Securities Act of 1933, due to a technical error in the 2001 filing. As such, sales under the Plan may not have fully complied with an exemption from registration under that Act.  This technical error could grant security holders who purchased shares of Class A common stock a right to rescind their purchases or other damages.

In 2001, we filed with the SEC a Registration Statement on Form S-3 under the Securities Act of 1933 ("Securities Act") covering the sale of shares of Class A common stock (“2001 Registration Statement”). On December 18, 2006, and again on December 18, 2009, the 2001 Registration Statement was amended (the “Amendments”).

The 2001 Registration Statement and the Amendments treated the Plan and its predecessors as a Dividend or Interest Reinvestment Plan (a “DRIP”) as defined in Rule 405 of the Securities Act and, accordingly, the 2001 Registration Statement and the Amendments checked the DRIP box on Form S-3 and we treated the Registration Statement and Amendments as effective immediately upon filing with the SEC. In connection with the preparation of a further amendment to the Registration Statement to be filed on December 18, 2012, and further analysis of the Plan, the Company came to believe that the characterization of the Plan solely as a DRIP may not be appropriate.  As a result, the Company determined not to file a further amendment to the Registration Statement but instead to file a new registration statement covering a Rule 415 continuous offering under the Plan.   On December 18, 2012, we suspended operation of the Plan with respect to the purchase of Class A common stock. On December 21, 2012, we filed with the SEC a new registration statement pursuant to Rule 415 on Form S-3 with respect to the Plan (the "New Registration Statement"), which was declared effective by the SEC on January 14, 2013.

If and to the extent participants purchased shares of Class A common stock in the open market that were not effectively registered under the Securities Act, or exempt from such registration, prior to the time the New Registration Statement was declared effective such participants could have certain remedies available to them, including claims for rescission and damages. In the 12 months prior to December 19, 2012, a total of approximately 1,544,250 shares of Class A common stock were purchased in the open market under the Plan for participants in the Plan for an aggregate of approximately $15,210,000, or an average of $9.85 per share.  In addition, despite our full disclosure of this technical error in 2012 to the SEC, the SEC could commence an enforcement action against us seeking injunctive or other relief and civil damages.  Should a significant number of these purchasers bring claims for

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

rescission or damages, or should the SEC commence an enforcement action, it could have a material and adverse effect on our business and reputation and our results of operations and financial condition.

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

Some of our products, principally traditional whole life insurance with annuity riders, expose us to the risk that changes in interest rates will reduce our "spread," or the difference between the amounts we are required to pay under our contracts to policyholders and the rate of return we are able to earn on our investments intended to support obligations under the contracts.  Our spread is a integral component of our net income.

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

In particular, at June 30, 2014, fixed maturities represented $892.0 million or 88.4% of our total investments of $1,010.0 million.The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at June 30, 2014, approximately 95.9% of our fixed maturities were investment grade with 79.4% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

A portion of our investment portfolio is concentrated in U.S. Government sponsored corporations and agencies.

At June 30, 2014, we had investments with a carrying value of $65.9 million (7.9% of our total invested assets) in U.S. Government sponsored corporations and agencies, including the Federal Home Loan Mortgage Corporation ("Freddie") and the Federal National Mortgage Association ("Fannie"). Both Freddie and Fannie are currently in conservatorship, certain of their operations are being combined and the federal government is considering proposals to phase them out, or allow them to continue as private corporations, among other things. If they are wound down, it is not clear how investments sponsored by them might be affected; however, the direct and indirect impact on our investment portfolio could be material and could be adverse.

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at June 30, 2014 were $2.6 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

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

At June 30, 2014, we had $150.9 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are primarily related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the anticipated recognition of premiums.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At June 30, 2014, we had $24.6 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  Goodwill in our consolidated financial statements was $17.3 million as of June 30, 2014.

We are a defendant in lawsuits, which may adversely affect our financial condition and detract from the time our management is able to devote to our business, and we are subject to risks related to litigation and regulatory matters.

We may from time to time be subject to a variety of legal and regulatory actions relating to our business operations, including, but not limited to:

•	disputes over insurance coverage or claims adjudication;

•	regulatory compliance with state laws;

•	regulatory compliance with insurance and securities laws;

•	disputes with our marketing firms, consultants and employee-agents over compensation, termination of contracts and related claims;

•	disputes regarding our tax liabilities;

•	disputes relating to reinsurance and coinsurance agreements; and

•	disputes relating to businesses acquired and operated by us.

In the absence of countervailing considerations, we would expect to defend any such claims vigorously.  However, in doing so, we could incur significant defense costs, including attorneys' fees, other direct litigation costs and the expenditure of substantial amounts of management time that otherwise would be devoted to our business.  Further, if we suffer an adverse judgment as a result of any claim, it could have a material adverse effect on our business, results of operations and financial condition.

A number of U.S. jurisdictions have been investigating life insurer practices for compliance with unclaimed property laws. In highly publicized incidents, the practice by certain companies of using data available on the U.S. Social Security Administration's Death Master File or a similar data base in order to avoid paying periodic benefits under annuity contracts but not using the same data base to determine when death benefits were owed was disclosed. This asymmetric conduct by certain insurers has led a number of jurisdictions to require life insurers to use this same data to identify instances where amounts under life insurance policies and annuity contracts are payable and to locate and pay beneficiaries under such contracts. The National Conference of

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

Insurance Legislators ("NCOIL") has adopted the Model Unclaimed Life Insurance Benefits Act ("Model Act") and several states have adopted legislation that is substantially similar to the Model Act adopted by NCOIL. The Model Act imposes new requirements on insurers to periodically compare their in force life insurance and annuity policies against the Death Master File, investigate any identified matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the beneficiaries or, if no beneficiary can be located, escheat the policy benefit to the respective state government as unclaimed property. The Model Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, and/or administrative penalties. It is also possible that life insurers may be subject to claims regarding their business practices as a result given the legal uncertainty in this area.

Despite the fact we have no history of the asymmetric conduct in question, we have received notices from three state departments of treasury (or equivalent state agencies) indicating they intend to audit Citizens, Inc. and certain of its affiliates for compliance with unclaimed property laws.  The audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of abandoned property.  At this time, the Company is not able to estimate any of these possible amounts, but such costs could be substantial for a company our size.

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

Our reinsurance facilities are generally subject to annual renewal.  We may not be able to maintain our current reinsurance facilities and, even if highly desirable or necessary, we may not be able to obtain replacement reinsurance facilities in adequate amounts or at rates economic to us.  If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase or, if we are unwilling or unable to bear an increase in net exposures, we may have to reduce the level of our underwriting commitments.  In addition, our reinsurance facilities may be canceled, pursuant to their terms, upon the occurrence of certain specified events, including a change of control of our Company (generally defined as the acquisition of 10% or more of our voting equity securities) or the failure of our insurance company subsidiaries to maintain the minimum required levels of statutory surplus.  Any of these potential developments could materially adversely affect our revenues, results of operations and financial condition.

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

We have acquired 17 U.S. life insurance companies since 1987.  Our objective in this strategy has been to increase our assets, revenues and capital, improve our competitive position and increase our earnings, in part by realizing certain operating efficiencies associated with economies of scale.

We evaluate possible acquisitions of other insurance companies on an ongoing basis.  While our business model is not dependent primarily upon acquisitions, the time frame for achieving or further improving our market positions can be shortened through acquisitions.  There can be no assurance that suitable acquisitions presenting opportunities for continued growth and operating efficiencies will be available to us, or that we will realize the anticipated financial results from completed acquisitions.  In addition, we face intense competition in seeking to make acquisitions, much of which is from companies with greater financial and operational resources than we have.

Even if we identify and complete insurance company acquisitions, we may be unable to integrate them on an economically favorable basis.  Implementation of an acquisition strategy entails a number of risks, including, among others, inaccurate assessment of

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

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

We rely on the participation of our Chairman of the Board and Chief Executive Officer, Harold E. Riley (age 86), and our Vice Chairman of the Board and President, Rick D. Riley (age 60), in connection with the development and execution of our operating and marketing plans and strategy for expanding our business.  We anticipate that their expertise will continue to be of substantial value in connection with our operations.  The loss of the services of either of these individuals could have a significant adverse effect on our business and prospects.  We do not have an employment agreement with either of these persons nor do we carry a key-man insurance policy on either of their lives.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

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

We interface with and distribute our products to individual consumers.  There may be a perception that certain U.S. purchasers may be unsophisticated and in need of consumer protection.  Accordingly, from time to time, consumer advocate groups or the media may focus attention on our products, thereby subjecting the insurance industry to periodic negative publicity.  We may also be negatively impacted if other insurance companies engage in practices resulting in increased public attention to our businesses.  Negative publicity may result in lower sales of insurance, lower persistency of our insurance products, increased

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

regulation and legislative scrutiny of industry practices as well as increased litigation, which may further increase our costs of doing business and impede our ability to market our products. As a result, our business, results of operations and financial condition could be materially adversely affected.

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
June 30, 2014

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

Most all of our international policyholders participate in the Plan and they invest their policy dividends and benefits in our Class A common stock pursuant to the Plan.  Once a policyholder elects to participate in the Plan, his or her policy benefits are assigned to purchase Citizens Class A common stock under the Plan in the open market.  There is a risk our Class A common stock price could be negatively impacted by a decrease in participation in the Plan.  If fewer policyholders elect to participate in the Plan, or our international premium collections were to decrease as a result of regulatory, economic, or marketing impediments, the trading volume of our Class A stock may decline from its present levels and the demand for our Class A common stock could be negatively impacted.

Control of our Company, through the ownership of our Class B Common Stock, may transfer from our Founder to a 501(c)(3) charitable foundation established by our Founder and we cannot determine whether any change in our management, operations, or operating strategies will occur as a result of such an ownership change.

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

There are a substantial number of our shares of Class A common stock issued to our executive officers, directors and management which are eligible for future sale in the public market.  The sale of these shares could cause the market price of our Class A common stock to fall.

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
June 30, 2014

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2014

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On August 7, 2014, the Company issued a news release (the "Release") reporting, among things, results of operations for its second quarter of 2014.  A copy of the Release is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q.  Citizens also announced that it would hold a conference call to discuss its financial results at 9:00 a.m. Central Daylight Time on Friday, August 8, 2014.

Item 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer and Vice Chairman pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer and Vice Chairman pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1	News Release reporting second quarter results issued on August 7, 2014 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)
__________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

		By:	/s/ Rick D. Riley
Rick D. Riley
Vice Chairman and President

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer and Treasurer

Date:	August 7, 2014