Form 10-Q
period 2014-09-30
CITIZENS INC
filed 2014-11-05
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
___________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
or
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

As of November 3, 2014, the Registrant had 49,080,114 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands)

	September 30, 2014	December 31, 2013
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $647,257 and $595,944 in 2014 and 2013, respectively)	$681,591	605,256
Fixed maturities held-to-maturity, at amortized cost (fair value: $236,165 and $223,533 in 2014 and 2013, respectively)	230,297	227,696
Equity securities available-for-sale, at fair value (cost: $53,906 and $45,883 in 2014 and 2013, respectively)	55,643	47,259
Mortgage loans on real estate	641	671
Policy loans	52,575	48,868
Real estate held for investment (less $1,539 and $1,429 accumulated depreciation in 2014 and 2013, respectively)	8,174	8,440
Other long-term investments	136	45
Total investments	1,029,057	938,235
Cash and cash equivalents	56,986	54,593
Accrued investment income	13,262	12,251
Reinsurance recoverable	4,330	4,394
Deferred policy acquisition costs	153,737	146,691
Cost of customer relationships acquired	24,182	23,374
Goodwill	17,306	17,160
Other intangible assets	976	851
Property and equipment, net	6,380	6,662
Due premiums, net (less $1,292 and $1,429 allowance for doubtful accounts in 2014 and 2013, respectively)	10,027	11,209
Prepaid expenses	1,152	95
Other assets	1,104	765
Total assets	$1,318,499	1,216,280

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts)

	September 30, 2014	December 31, 2013
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$894,885	834,269
Annuities	58,741	55,485
Accident and health	1,205	1,250
Dividend accumulations	15,381	13,662
Premiums paid in advance	37,432	32,560
Policy claims payable	8,534	9,488
Other policyholders' funds	6,892	7,982
Total policy liabilities	1,023,070	954,696
Commissions payable	2,563	2,562
Federal income tax payable	813	590
Deferred federal income tax	10,309	1,704
Payable for securities in process of settlement	3,787	—
Other liabilities	11,185	10,919
Total liabilities	1,051,727	970,471
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 shares issued and outstanding in 2014 and 2013, including shares in treasury of 3,135,738 in 2014 and 2013	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2014 and 2013	3,184	3,184
Accumulated deficit	(7,871)	(12,542)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	23,087	6,795
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	266,772	245,809
Total liabilities and stockholders' equity	$1,318,499	1,216,280

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Three Months Ended September 30, (In thousands, except per share amounts) (Unaudited)

	2014		2013
Revenues:
Premiums:
Life insurance		$45,234		42,091
Accident and health insurance		394		380
Property insurance		1,295		1,276
Net investment income		10,384		9,570
Realized investment gains (losses), net		(222)		30
Other income		145		269
Total revenues		57,230		53,616
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		17,326		16,763
Increase in future policy benefit reserves		19,307		17,398
Policyholders' dividends		2,573		2,362
Total insurance benefits paid or provided		39,206		36,523
Commissions		11,116		9,940
Other general expenses		6,029		6,163
Capitalization of deferred policy acquisition costs		(8,126)		(7,067)
Amortization of deferred policy acquisition costs		5,276		4,758
Amortization of cost of customer relationships acquired		453		681
Total benefits and expenses		53,954		50,998
Income before federal income tax		3,276		2,618
Federal income tax expense		952		794
Net income		2,324		1,824
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.04		$0.03
Basic earnings per share of Class B common stock	0.03		0.02
Diluted earnings per share of Class A common stock	0.04		0.03
Diluted earnings per share of Class B common stock	0.03		0.02
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding losses arising during period		(1,628)		(4,128)
Reclassification adjustment for (gains) losses included in net income		227		(84)
Unrealized gains (losses) on available-for-sale securities, net		(1,401)		(4,212)
Income tax benefit on unrealized losses on available-for-sale securities		(490)		(1,474)
Other comprehensive loss		(911)		(2,738)
Comprehensive income (loss)		$1,413		(914)
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Nine Months Ended September 30, (In thousands, except per share amounts) (Unaudited)

	2014		2013
Revenues:
Premiums:
Life insurance		$131,298		123,728
Accident and health insurance		1,135		1,135
Property insurance		3,832		3,658
Net investment income		30,373		27,224
Realized investment gains (losses), net		(351)		143
Other income		477		882
Total revenues		166,764		156,770
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		50,451		48,229
Increase in future policy benefit reserves		56,984		52,253
Policyholders' dividends		7,087		6,671
Total insurance benefits paid or provided		114,522		107,153
Commissions		31,429		29,427
Other general expenses		19,979		20,204
Capitalization of deferred policy acquisition costs		(22,617)		(21,101)
Amortization of deferred policy acquisition costs		15,378		13,747
Amortization of cost of customer relationships acquired		1,598		1,819
Total benefits and expenses		160,289		151,249
Income before federal income tax		6,475		5,521
Federal income tax expense		1,804		1,534
Net income		4,671		3,987
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.09		$0.08
Basic earnings per share of Class B common stock	0.05		0.04
Diluted earnings per share of Class A common stock	0.09		0.08
Diluted earnings per share of Class B common stock	0.05		0.04
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period		24,764		(29,576)
Reclassification adjustment for (gains) losses included in net income		332		(188)
Unrealized gains (losses) on available-for-sale securities, net		25,096		(29,764)
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale securities		8,804		(10,400)
Other comprehensive income (loss)		16,292		(19,364)
Comprehensive income (loss)		$20,963		(15,377)
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Nine Months Ended September 30, (In thousands) (Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$4,671	3,987
Adjustments to reconcile net income to net cash provided by operating activities:
Realized (gains) losses on sale of investments and other assets	351	(143)
Net deferred policy acquisition costs	(7,239)	(7,354)
Amortization of cost of customer relationships acquired	1,598	1,819
Depreciation	964	955
Amortization of premiums and discounts on investments	7,014	6,228
Deferred federal income tax benefit	(1,140)	(2,384)
Change in:
Accrued investment income	(915)	(1,436)
Reinsurance recoverable	64	5,161
Due premiums	1,182	533
Future policy benefit reserves	56,932	47,989
Other policyholders' liabilities	4,282	(84)
Federal income tax receivable	201	685
Commissions payable and other liabilities	264	(1,045)
Other, net	(1,373)	(581)
Net cash provided by operating activities	66,856	54,330
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	680	317
Maturities and calls of fixed maturities, available-for-sale	38,658	41,054
Maturities and calls of fixed maturities, held-to-maturity	10,523	37,213
Purchase of fixed maturities, available-for-sale	(88,860)	(71,818)
Purchase of fixed maturities, held-to-maturity	(12,158)	(75,386)
Sale of equity securities, available-for-sale	15,029	—
Calls of equity securities, available-for-sale	200	400
Purchase of equity securities, available-for-sale	(21,285)	—
Principal payments on mortgage loans	30	829
Increase in policy loans, net	(3,707)	(4,366)
Sale of other long-term investments	1	1
Purchase of other long-term investments	(4)	(86)
Sale of property and equipment	5	—
Purchase of property and equipment	(388)	(386)
Maturity of short-term investments	531	2,841
Purchase of short-term investments	(531)	(531)
Net cash used in acquisition	(4,810)	—
Net cash provided by (used in) investing activities	(66,086)	(69,918)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Nine Months Ended September 30, (In thousands) (Unaudited)

	2014	2013
Cash flows from financing activities:
Annuity deposits	$5,479	4,293
Annuity withdrawals	(3,856)	(3,317)
Net cash provided by financing activities	1,623	976
Net increase (decrease) in cash and cash equivalents	2,393	(14,612)
Cash and cash equivalents at beginning of year	54,593	56,299
Cash and cash equivalents at end of period	$56,986	41,687
Supplemental disclosures of operating activities:
Cash paid during the period for income taxes, net	$2,721	3,232

Supplemental Disclosures of Non-Cash Investing Activities:
None.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2014
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

The consolidated statements of financial position for September 30, 2014, and the consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine-month periods ended September 30, 2014 and 2013, have been prepared by the Company without audit.  In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2014 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with U.S. GAAP accounting principles for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2013.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

We provide primarily life insurance and a small amount of health insurance policies through our insurance subsidiaries:  CICA, SPLIC, MGLIC and CNLIC.  CICA and CNLIC issue ordinary whole-life policies, credit life and disability, burial insurance, pre-need policies, and accident and health related policies, throughout the Midwest and southern United States.  CICA also issues ordinary whole-life and endowment policies to non-U.S. residents.  SPLIC offers final expense and home service life insurance in Louisiana, Arkansas and Mississippi and SPFIC, a wholly-owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana. MGLIC provides industrial life policies through independent funeral homes in Mississippi.

CTI provides data processing systems and services, as well as furniture and equipment, to the Company.  III provides aviation transportation to the Company.

In accordance with our purchase agreement dated October 7, 2013, we finalized the MGLIC stock acquisition on March 7, 2014 for approximately $5.2 million in cash consideration. The assets recorded as of acquisition were $12.0 million, liabilities of $6.8 million and stockholders equity of $5.2 million. We recorded goodwill of $0.1 million related to this purchase. This entity is reported as part of our home service segment business with total revenues of $1.7 million and net income of $0.2 million as of September 30, 2014, and is a wholly owned subsidiary of SPLIC. We have converted the policy inforce data to our policy administration system and we are continuing the process of data validation and therefore our initial accounting is provisional. We anticipate the completion of our conversion efforts and final accounting will be reflected in our year end reporting.

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
September 30, 2014
(Unaudited)

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

Accounting Standards Not Yet Adopted

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
September 30, 2014
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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended
	September 30, 2014
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$35,359	11,564	—	46,923
Net investment income	6,660	3,389	335	10,384
Realized investment losses, net	(159)	(63)	—	(222)
Other income	130	3	12	145
Total revenue	41,990	14,893	347	57,230
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	12,205	5,121	—	17,326
Increase in future policy benefit reserves	18,314	993	—	19,307
Policyholders' dividends	2,560	13	—	2,573
Total insurance benefits paid or provided	33,079	6,127	—	39,206
Commissions	7,351	3,765	—	11,116
Other general expenses	2,464	3,227	338	6,029
Capitalization of deferred policy acquisition costs	(6,708)	(1,418)	—	(8,126)
Amortization of deferred policy acquisition costs	4,449	827	—	5,276
Amortization of cost of customer relationships acquired	163	290	—	453
Total benefits and expenses	40,798	12,818	338	53,954
Income before income tax expense	$1,192	2,075	9	3,276

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2014
(Unaudited)

	Nine Months Ended
	September 30, 2014
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$101,739	34,526	—	136,265
Net investment income	19,409	9,958	1,006	30,373
Realized investment gains (losses), net	(271)	(81)	1	(351)
Other income	406	7	64	477
Total revenue	121,283	44,410	1,071	166,764
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	34,183	16,268	—	50,451
Increase in future policy benefit reserves	54,139	2,845	—	56,984
Policyholders' dividends	7,043	44	—	7,087
Total insurance benefits paid or provided	95,365	19,157	—	114,522
Commissions	20,073	11,356	—	31,429
Other general expenses	8,269	9,895	1,815	19,979
Capitalization of deferred policy acquisition costs	(18,215)	(4,402)	—	(22,617)
Amortization of deferred policy acquisition costs	13,061	2,317	—	15,378
Amortization of cost of customer relationships acquired	454	1,144	—	1,598
Total benefits and expenses	119,007	39,467	1,815	160,289
Income (loss) before income tax expense	$2,276	4,943	(744)	6,475

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2014
(Unaudited)

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
September 30, 2014
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2014
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	September 30, 2014	September 30, 2013
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$2,324	1,824
Net income allocated to Class A common stock	$2,301	1,806
Net income allocated to Class B common stock	23	18
Net income	$2,324	1,824
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$0.04	0.03
Basic earnings per share of Class B common stock	0.03	0.02
Diluted earnings per share of Class A common stock	0.04	0.03
Diluted earnings per share of Class B common stock	0.03	0.02

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$4,671	3,987
Net income allocated to Class A common stock	$4,624	3,947
Net income allocated to Class B common stock	47	40
Net income	$4,671	3,987
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$0.09	0.08
Basic earnings per share of Class B common stock	0.05	0.04
Diluted earnings per share of Class A common stock	0.09	0.08
Diluted earnings per share of Class B common stock	0.05	0.04

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2014
(Unaudited)

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 84.0% of total cash, cash equivalents and investments at September 30, 2014.

	September 30, 2014		December 31, 2013
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	($ In thousands)
Fixed maturity securities	$911,888	84.0%	$832,952	83.9%
Equity securities	55,643	5.1%	47,259	4.8%
Mortgage loans	641	0.1%	671	0.1%
Policy loans	52,575	4.8%	48,868	4.8%
Real estate and other long-term investments	8,310	0.8%	8,485	0.9%
Cash and cash equivalents	56,986	5.2%	54,593	5.5%
Total cash, cash equivalents and investments	$1,086,043	100.0%	$992,828	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2014
(Unaudited)

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities and equity securities as of the periods indicated.

	September 30, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$10,071	2,656	—	12,727
U.S. Government-sponsored enterprises	38,539	1,817	1	40,355
States and political subdivisions	384,239	15,344	2,422	397,161
Foreign governments	104	29	—	133
Corporate	210,715	17,063	417	227,361
Commercial mortgage-backed	243	8	—	251
Residential mortgage-backed	3,346	260	3	3,603
Total available-for-sale securities	647,257	37,177	2,843	681,591
Held-to-maturity securities:
U.S. Government-sponsored enterprises	5,783	212	—	5,995
States and political subdivisions	189,125	6,072	1,098	194,099
Corporate	35,389	924	242	36,071
Total held-to-maturity securities	230,297	7,208	1,340	236,165
Total fixed maturities	$877,554	44,385	4,183	917,756
Equity securities:
Stock mutual funds	$15,738	1,801	30	17,509
Bond mutual funds	35,704	—	280	35,424
Common stock	723	21	11	733
Preferred stock	1,741	236	—	1,977
Total equity securities	$53,906	2,058	321	55,643

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2014
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
September 30, 2014
(Unaudited)

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

The Company recognized other-than-temporary impairments during the three and nine months ended September 30, 2014 of $0.3 million based upon the fact that there is no longer an intent to hold these securities. No other-than-temporary impairments were recognized during the three and nine months ended in 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2014
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	September 30, 2014
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
U.S. Government-sponsored enterprises	$159	1	1	—	—	—	159	1	1
States and political subdivisions	46,146	508	50	58,380	1,914	50	104,526	2,422	100
Corporate	22,950	324	21	2,681	93	2	25,631	417	23
Residential mortgage-backed	169	2	7	82	1	2	251	3	9
Total available-for-sale securities	69,424	835	79	61,143	2,008	54	130,567	2,843	133
Held-to-maturity securities:
States and political subdivisions	14,143	93	13	43,699	1,005	45	57,842	1,098	58
Corporate	2,368	178	2	2,958	64	2	5,326	242	4
Total held-to-maturity securities	16,511	271	15	46,657	1,069	47	63,168	1,340	62
Total fixed maturities	$85,935	1,106	94	107,800	3,077	101	193,735	4,183	195
Equity securities:
Stock mutual funds	$1,970	30	2	—	—	—	1,970	30	2
Bond mutual funds	15,720	280	2	—	—	—	15,720	280	2
Common stocks	—	—	—	6	11	1	6	11	1
Preferred stocks	—	—	—	—	—	—	—	—	—
Total equities	$17,690	310	4	6	11	1	17,696	321	5

As of September 30, 2014, the Company had 54 available-for-sale securities and 47 held-to-maturity securities that were in an unrealized loss position for greater than 12 months. We reported 1 common stock holding in an unrealized loss position for greater than 12 months as of September 30, 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2014
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

We have reviewed these securities for the periods ended September 30, 2014 and December 31, 2013 and determined that no other-than-temporary impairment exists that have not been recognized based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis, and future information may become available which could result in impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2014
(Unaudited)

The amortized cost and fair value of fixed maturity securities at September 30, 2014 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

	September 30, 2014
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$35,959	36,529
Due after one year through five years	112,116	118,976
Due after five years through ten years	92,456	97,519
Due after ten years	406,726	428,567
Total available-for-sale securities	647,257	681,591
Held-to-maturity securities:
Due in one year or less	18,069	18,198
Due after one year through five years	24,252	24,927
Due after five years through ten years	56,641	58,762
Due after ten years	131,335	134,278
Total held-to-maturity securities	230,297	236,165
Total fixed maturities	$877,554	917,756

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.  Proceeds and gross realized gains and losses from sales of securities for the three and nine months ended September 30, 2014 and 2013 are summarized as follows.

	Fixed Maturities Available-for-Sale				Equity Securities
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands)
Proceeds	$100	259	680	317	3,924	—	15,029	—
Gross realized gains	$5	7	26	8	55	—	118	—
Gross realized losses	$—	1	—	1	—	—	169	—

There was 1 equity bond mutual fund sold at a loss during the nine month period ended September 30, 2014 as higher yielding bond mutual fund alternatives became more attractive than these U.S. Government backed funds as circumstances changed in the current environment. There were no sales for the three and nine month periods in 2013. There were no securities sold from the held-to-maturity portfolio for the three and nine months ended September 30, 2014 or 2013.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2014
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2014
(Unaudited)

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	September 30, 2014
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,727	40,355	—	53,082
States and political subdivisions	—	397,161	—	397,161
Corporate	—	227,361	—	227,361
Commercial mortgage-backed	—	—	251	251
Residential mortgage-backed	—	3,603	—	3,603
Foreign governments	—	133	—	133
Total fixed maturities	12,727	668,613	251	681,591
Equity securities:
Stock mutual funds	17,509	—	—	17,509
Bond mutual funds	35,424	—	—	35,424
Common stock	733	—	—	733
Preferred stock	1,977	—	—	1,977
Total equity securities	55,643	—	—	55,643
Total financial assets	$68,370	668,613	251	737,234

	December 31, 2013
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,463	54,568	—	67,031
States and political subdivisions	—	336,466	—	336,466
Corporate	—	197,561	—	197,561
Commercial mortgage-backed	—	—	309	309
Residential mortgage-backed	—	3,762	—	3,762
Foreign governments	—	127	—	127
Total fixed maturities	12,463	592,484	309	605,256
Equity securities:
Stock mutual funds	11,969	—	—	11,969
Bond mutual funds	34,663	—	—	34,663
Common stock	12	—	—	12
Preferred stock	615	—	—	615
Total equity securities	47,259	—	—	47,259
Total financial assets	$59,722	592,484	309	652,515

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2014
(Unaudited)

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At September 30, 2014, our fixed maturity securities, valued using a third-party pricing source, totaled $668.6 million for Level 2 assets and comprised 90.7% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third-party pricing models and review model parameters for reasonableness.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding, and consist of two private placement mortgage-backed securities with a total value of $0.3 million.  Our Level 3 assets are current relative to principal and interest payments and are considered immaterial to our financial statements.  For the nine months ended September 30, 2014, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

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

	September 30, 2014	December 31, 2013
	(In thousands)

Balance at beginning of period	$309	387
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	(1)	(7)
Principal paydowns	(57)	(71)
Transfer in and (out) of Level 3	—	—
Balance at end of period	$251	309

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
September 30, 2014
(Unaudited)

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$230,297	236,165	227,696	223,533
Mortgage loans	641	664	671	695
Policy loans	52,575	52,575	48,868	48,868
Cash and cash equivalents	56,986	56,986	54,593	54,593
Financial liabilities:
Annuity - investment contracts	42,112	45,202	39,469	44,960

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential and commercial properties.  Weighted average interest rates for these loans were approximately 6.3% as of September 30, 2014 and December 31, 2013, with maturities ranging from 1 to 30 years.  Management estimated the fair value using an annual interest rate of 6.25% at September 30, 2014.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.7% as of September 30, 2014 and December 31, 2013, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature.  Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at September 30, 2014 using discounted cash flows based upon a swap rate curve with interest rates ranging from 1.02% to 4.88% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

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
September 30, 2014
(Unaudited)

the Texas State Comptroller, that they authorized an audit of Citizens, Inc. and its affiliates for compliance with unclaimed property laws. This audit is being conducted by Verus Financial LLC on behalf of the states.

These internal and external audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of abandoned property.  The Company believes additional escheatment of funds in Arkansas or Texas will not be material to our financial condition or results. However, additional escheatment of funds in Louisiana, which may subsequently be deemed abandoned under the Louisiana Department of Treasury’s audit, could be substantial for SPLIC if the Louisiana Department of Treasury chooses to disregard recent unclaimed property litigation in favor of the insurance industry. At this time, the Company is not able to estimate any of these possible amounts. For more information about the risks related to these external unclaimed property audits please see the Risk Factor in Item 1A titled “We are a defendant in lawsuits, which may adversely affect our financial condition and detract from the time our management is able to devote to our business, and we are subject to risks related to litigation and regulatory matters.”

From time to time we are subject to legal and regulatory actions relating to our business. We defend all claims vigorously.  As a result, we incur defense costs, including attorneys' fees, other direct litigation costs and the expenditure of management time that otherwise would be devoted to our business.   For more information about the risks related to the Company’s litigation, please see “Item 1 Legal Proceedings” and the risk factor titled “We are a defendant in lawsuits, which may adversely affect our financial condition and detract from the time our management is able to devote to our business, and we are subject to risks related to litigation and regulatory matters.” in Item 1A. Risk Factors.

(8) Income Taxes

The effective tax rate was 29.1% and 30.3% for the three months and 27.9% and 27.8% for the nine months of 2014 and 2013, respectively.   In periods where our effective tax rate is lower than the statutory tax rate of 35%, the difference is primarily due to tax-exempt state and local bonds. The effective tax rate has remained relatively flat from year to year.

(9) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the nine months ended September 30, 2014.  See our Annual Report on Form 10-K as of December 31, 2013 for a comprehensive discussion of related party transactions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

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

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company's products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;

•	Changes in statutory or U.S. GAAP accounting principles, policies or practices; and

•	Our success at managing risks involved in the foregoing; and

•	The risk factors discussed in "Part II. - Item 1A - Risk Factors." of this report

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

Exchange Act of 1934, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission.  We are not including any of the information contained on our website as part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.

Overview

Citizens is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975.  Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of September 30, 2014, we had approximately $1.3 billion of total assets and approximately $5.0 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

•
final expense and limited liability property policies to middle and lower income households in Louisiana, Arkansas and Mississippi through employee and independent agents in our home service distribution channel and funeral homes.

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

Current Financial Highlights

Financial highlights for the three and nine month periods ended September 30, 2014, compared to the same periods in 2013 were:

•
Insurance premiums rose for the three and nine month periods ended September 30, 2014 to $46.9 million and $136.3 million in 2014 from $43.7 million and $128.5 million for the corresponding periods in 2013, an increase of 7.3% and 6.0% driven primarily from first year and renewal premiums in our life insurance segment.

•
Net investment income increased 8.5% and 11.6% for the three and nine month periods ended September 30, 2014 compared to the corresponding periods in 2013.  The average yield on the consolidated portfolio as of the nine months ended September 30, 2014 increased to an annualized rate of 4.22% up from 4.10% for the same period in 2013.

•
Claims and surrenders expense increased 3.4% and 4.6% for the three and nine months ended in 2014 compared to 2013 as surrender benefits reported in both insurance segments increased in the current year compared to 2013 levels.

•	Changes in reserves resulted in liability increases due to the increased sales of endowment products that build up reserves at a faster pace than whole life longer-term mortality based products.

•
We completed the acquisition of MGLIC in the first quarter and the related results have been included in our financial results for September 30, 2014. MGLIC is now a wholly owned subsidiary of SPLIC and is reported with the home service segment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

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

	Nine Months Ended September 30,
	2014			2013
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$272,101,881	4,546	$59,855	$262,191,318	4,418	$59,346
Home Service	146,472,655	21,830	6,710	141,523,143	20,617	6,864

Note:  All discussions below compare or state results for the three and nine-month periods ended September 30, 2014 compared to the three and nine-month periods ended September 30, 2013.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Revenues:
Premiums:
Life insurance	$45,234	42,091	$131,298	123,728
Accident and health insurance	394	380	1,135	1,135
Property insurance	1,295	1,276	3,832	3,658
Net investment income	10,384	9,570	30,373	27,224
Realized investment gains (losses), net	(222)	30	(351)	143
Other income	145	269	477	882
Total revenues	$57,230	53,616	$166,764	156,770

Premium Income.  Premium income derived from life, accident and health, and property insurance sales increased 7.3% and 6.0% for the three and nine month periods ended September 30, 2014 compared to the same periods ended September 30, 2013. The increase is generated primarily from an increase in the life segment first year and renewal business and premium income of $1.4 million recorded due to the acquisition of MGLIC.

Net investment income performance is summarized as follows.

	September 30,	December 31,	September 30,
	2014	2013	2013
	(In thousands, except for %)
Net investment income, annualized	$40,498	36,597	36,299
Average invested assets, at amortized cost	960,266	891,215	886,157
Annualized yield on average invested assets	4.22%	4.11%	4.10%

Yields have been slowly rising as we reinvest calls and new premium money into higher yielding bonds compared to the historically low rates experienced over the past several years.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

Investment income from debt securities accounted for approximately 85.3% of total investment income for the nine months ended September 30, 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Gross investment income:
Fixed maturity securities	$9,189	8,634	$27,317	24,330
Equity securities	510	420	1,356	1,345
Mortgage loans	10	10	32	58
Policy loans	1,049	956	3,080	2,660
Long-term investments	73	60	218	170
Other investment income	12	12	36	50
Total investment income	10,843	10,092	32,039	28,613
Investment expenses	(459)	(522)	(1,666)	(1,389)
Net investment income	$10,384	9,570	$30,373	27,224

The consolidated invested asset portfolio has increased approximately 9.7% from year end 2013 to September 30, 2014 with, primarily, investments in the fixed maturity securities portfolio accounting for the most significant increase in investment income. Bond mutual funds are the primary source of dividend income in the equity securities holdings. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.
Realized Investment Gains (Losses), Net.  Losses of $0.3 million were recorded in the current three month period due to other than temporary impairments that were recognized related to 2 short-term bond mutual fund issues that we anticipate disposing of in the near future if interest rates rise. In addition, we have sold three bond mutual fund issues totaling $15.0 million that resulted in a net loss of $51,000 for the nine months ended September 30, 2014. In addition, the nine month results in 2014 also include sinking par calls on bonds purchased at a premium which resulted in a loss. The losses are offset by issuer calls and redemptions that result in gains.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

Benefits and Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$17,326	16,763	$50,451	48,229
Increase in future policy benefit reserves	19,307	17,398	56,984	52,253
Policyholders' dividends	2,573	2,362	7,087	6,671
Total insurance benefits paid or provided	39,206	36,523	114,522	107,153
Commissions	11,116	9,940	31,429	29,427
Other general expenses	6,029	6,163	19,979	20,204
Capitalization of deferred policy acquisition costs	(8,126)	(7,067)	(22,617)	(21,101)
Amortization of deferred policy acquisition costs	5,276	4,758	15,378	13,747
Amortization of cost of customer relationships acquired	453	681	1,598	1,819
Total benefits and expenses	$53,954	50,998	$160,289	151,249

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Death claims	$5,039	5,494	$16,581	16,418
Surrender benefits	7,091	6,028	18,141	16,525
Endowments	4,023	3,927	12,110	11,515
Property claims	439	613	1,153	1,582
Accident and health benefits	111	117	386	284
Other policy benefits	623	584	2,080	1,905
Total claims and surrenders	$17,326	16,763	$50,451	48,229

•
Death claims decreased 8.3% and increased slightly for the three and nine months ended September 30, 2014 as we experienced favorable claims development in the current quarter for both the life and home service segments. Mortality experience is closely monitored by the Company and the activity is within expected levels.

•	Surrenders increased by 17.6% and 9.8% in the three and nine periods primarily due to activity in the life segment.

Increase in Future Policy Benefit Reserves.  The increase in future policy benefit reserves for the three and nine months ended September 30, 2014, is due to continued growth in new sales of endowment products, which require higher initial reserve levels than whole life products. Endowments have been our top selling products for the last several years as policyholders favor the guaranteed values of this product.

Policyholder Dividends. The majority of our international policies are participating, and the dividends are factored into the premium rates charged.  As policy provisioned dividend rates generally increase each year that a policy is in force, dividend expense is expected to increase as this block of insurance becomes more seasoned.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels by agents and associates. Commission expense for the three and nine months ended September 30, 2014 fluctuated directly in relation to the decrease and increase of first year and renewal premiums in the life segment compared to premium levels for the three and nine months ended September 30, 2013.

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized under current accounting guidance include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  The increase for the three and nine months ended September 30, 2014, compared to the same periods in 2013 was the result of an increase in first year premium production in the current periods, which increased capitalized amounts. Though premium revenue increased in 2014, it was primarily related to an increase in renewal premiums compared to the prior year.  Commissions paid on renewal premiums are significantly lower than those paid on first year business.

Amortization for the three and nine months ended September 30, 2014, increased compared to the same periods in 2013. Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

Federal Income Tax.The effective tax rate was 29.1% and 30.3% for the three months and 27.9% and 27.8% for the nine months ended September 30, 2014 and 2013, respectively. Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.  See Note 8 - Income Taxes in the consolidated financial statements for further discussion.

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance of its segments based on net income or loss before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Life Insurance	$1,192	1,165	$2,276	2,008
Home Service Insurance	2,075	1,274	4,943	4,395
Other Non-Insurance Enterprises	9	179	(744)	(882)
Total	$3,276	2,618	$6,475	5,521

Life Insurance

Our Life Insurance segment issues ordinary whole life insurance domestically and U.S. Dollar-denominated ordinary whole-life policies to foreign residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured.  Additionally, the Company issues endowment contracts, which are principally accumulation contracts that incorporate an element of life insurance protection.  For the majority of our business, we retain only the first $100,000 of risk on any one life.  We operate this segment through our CICA and CNLIC insurance subsidiaries.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Country
Venezuela	$7,984	6,590	$22,523	20,363
Colombia	7,268	6,291	20,065	17,908
Taiwan	3,392	3,182	11,460	10,771
Ecuador	3,559	3,607	11,077	10,812
Argentina	2,226	2,464	6,270	6,654
Other Non-U.S.	9,362	8,898	26,049	24,381
Total	$33,791	31,032	$97,444	90,889

We continue to report increased sales from our top producing countries as noted above. Our international business and premium collections could be impacted by future changes relative to laws, regulations or economic events in the countries from which we accept applications.

Domestic Sales

In the Midwest, Mountain West and the southern United States, we seek to serve middle income households through the sale of cash accumulation ordinary whole life insurance products.  The majority of our inforce business results from blocks of business of insurance companies we have acquired over the past fifteen years.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
State
Texas	$564	703	$1,746	2,041
Indiana	353	401	1,040	1,099
Kentucky	107	108	337	350
Florida	166	145	429	401
Missouri	80	127	330	412
Other States	612	(12)	1,582	1,388
Total	$1,882	1,472	$5,464	5,691

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded the majority of our accident and health insurance business to Puritan Life Insurance Company ("Puritan"), an unaffiliated insurance company under a coinsurance agreement.

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Revenue:
Premiums	$35,359	32,800	$101,739	95,767
Net investment income	6,660	5,924	19,409	16,412
Realized investment gains (losses), net	(159)	23	(271)	104
Other income	130	261	406	675
Total revenue	41,990	39,008	121,283	112,958
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	12,205	11,249	34,183	32,016
Increase in future policy benefit reserves	18,314	16,756	54,139	49,845
Policyholders' dividends	2,560	2,343	7,043	6,618
Total insurance benefits paid or provided	33,079	30,348	95,365	88,479
Commissions	7,351	6,282	20,073	18,558
Other general expenses	2,464	2,780	8,269	8,560
Capitalization of deferred policy acquisition costs	(6,708)	(5,685)	(18,215)	(16,941)
Amortization of deferred policy acquisition costs	4,449	3,947	13,061	11,802
Amortization of cost of customer relationships acquired	163	171	454	492
Total benefits and expenses	40,798	37,843	119,007	110,950
Income before income tax expense	$1,192	1,165	$2,276	2,008

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

Premiums.  Premium revenues increased for the three and nine month periods ended September 30, 2014, compared to the same periods in 2013 due primarily to international new and renewal business showing positive growth and strong persistency as this block of insurance ages. First year premium revenues for the quarter ended September 30, 2014, reflected sales internationally with endowment to age sixty-five and the twenty-year endowment products continuing as the top performers in the current year.

Life insurance premium breakout is detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Premiums:
First year	$5,709	4,703	$14,984	13,736
Renewal	29,650	28,097	86,755	82,031
Total premiums	$35,359	32,800	$101,739	95,767

Net Investment Income.  Net investment income increased as the impact of the sustained low interest rate environment has leveled and yields are beginning to rise modestly.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2014	2013	2013
	(In thousands, except for %)
Net investment income, annualized	$25,879	22,237	21,883
Average invested assets, at amortized cost	611,257	549,578	541,937
Annualized yield on average invested assets	4.23%	4.05%	4.04%

Realized Investment Gains (Losses), Net.  Losses of $0.2 million were recorded in the current three month period ended September 30, 2014 due to other than temporary impairments that were recognized related to 2 short-term bond mutual fund issues that we anticipate disposing of in the near future if interest rates rise. Losses recorded for the nine month period ended September 30, 2014 related to sales of three bond mutual funds totaling $12.1 million and resulting in a net loss of approximately $25,000. The nine months ended September 30, 2014 also includes sinking par calls on bonds purchased at a premium which resulted in a loss offset by gains from issuer calls and redemptions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Death claims	$1,378	1,587	$4,353	4,301
Surrender benefits	6,208	5,180	15,750	14,447
Endowment benefits	4,014	3,923	12,094	11,502
Accident and health benefits	81	82	200	192
Other policy benefits	524	477	1,786	1,574
Total claims and surrenders	$12,205	11,249	$34,183	32,016

•
Death claims expense was favorable for the three months and relatively flat for the nine months ended September 30, 2014 based upon reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrenders increased in the three and nine month periods ended in 2014 by 19.8% and 9.0%. The majority of policy surrender benefits paid is attributable to our international business and was related to policies that have been in force nearly twenty years, where surrender charges are no longer applicable.

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

Increase in Future Policy Benefit Reserves.   Policy benefit reserves increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013, primarily from growth in new sales of endowment products, which require higher initial reserve levels than whole life products. Endowment sales have become more popular with our international clients in the past few years, representing approximately 83% and 77% of total new first year premium in the nine months ended September 30, 2014 and 2013, respectively.

Commissions.  Commission expense increased for the three and nine months ended September 30, 2014, compared to the same periods in 2013.  This expense fluctuates directly with new premium revenues and commission rates paid are higher on first year premium sales, which were up for the three and nine months ended September 30, 2014, compared to the same periods in 2013.  Renewal premiums for the three and nine months, for which we pay commissions at lower rates, were also up from the prior year.

Other General Expenses.  These expenses are allocated by segment, based upon an annual expense study performed by the Company, and were down slightly for the three and nine months ended September 30, 2014, compared to the same periods in 2013.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs fluctuate in direct relation to commissions increasing for the three and nine months ended September 30, 2014, based upon first year and renewal premiums and commissions paid compared to 2013.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and nine months ended September 30, 2014 increased and was impacted by overall lower persistency related to this segment. As previously noted, persistency is monitored closely by the Company and was within expectations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

Home Service Insurance

We operate in the Home Service insurance market through our subsidiaries Security Plan Life Insurance Company ("SPLIC"), Magnolia Guaranty Life Insurance Company ("MGLIC") and Security Plan Fire Insurance Company ("SPFIC"), and focus on the life insurance needs of the middle and lower income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through a home service marketing distribution system of employee-agents who work full time on a route system and through funeral homes that sell policies, collect premiums and service policyholders.

In March of the current year we completed the acquisition of MGLIC which is now a wholly owned subsidiary of SPLIC. MGLIC is licensed in Mississippi and customarily sells policies through independent funeral homes. Together, we anticipate Mississippi clients will experience enhanced support from the affiliated companies.

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
State
Louisiana	$10,559	10,463	$31,614	31,319
Arkansas	413	419	1,242	1,280
Mississippi	643	126	1,803	366
Other States	194	228	614	665
Total	$11,809	11,236	$35,273	33,630

We recorded approximately $1.4 million of additional premium in Mississippi for the nine months ended September 30, 2014 due to the purchase of MGLIC.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Revenue:
Premiums	$11,564	10,947	$34,526	32,754
Net investment income	3,389	3,309	9,958	9,830
Realized investment gains (losses), net	(63)	2	(81)	33
Other income	3	(7)	7	129
Total revenue	14,893	14,251	44,410	42,746
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,121	5,514	16,268	16,213
Increase in future policy benefit reserves	993	642	2,845	2,408
Policyholders' dividends	13	19	44	53
Total insurance benefits paid or provided	6,127	6,175	19,157	18,674
Commissions	3,765	3,658	11,356	10,869
Other general expenses	3,227	3,205	9,895	9,696
Capitalization of deferred policy acquisition costs	(1,418)	(1,382)	(4,402)	(4,160)
Amortization of deferred policy acquisition costs	827	811	2,317	1,945
Amortization of cost of customer relationships acquired	290	510	1,144	1,327
Total benefits and expenses	12,818	12,977	39,467	38,351
Income before income tax expense	$2,075	1,274	$4,943	4,395

Premiums.  Premiums increased 5.6% and 5.4% for the three and nine month periods ended September 30, 2014, compared to 2013 primarily from $0.6 million and $1.4 million of premiums recorded in the current three and nine month periods related to MGLIC.

Net Investment Income.  Net investment income for our home service insurance segment was as follows.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2014	2013	2013
	(In thousands, except for %)
Net investment income, annualized	$13,299	13,075	13,107
Average invested assets, at amortized cost	293,887	290,340	293,071
Annualized yield on average invested assets	4.53%	4.50%	4.47%

Realized Investment Gains (Losses), Net.  Losses of $0.1 million were recorded in the current three month period ended September 30, 2014 due to other than temporary impairments that were recognized related to 2 short-term bond mutual fund issues that we anticipate disposing of in the near future if interest rates rise. In addition, net realized losses for the nine months ended September 30, 2014 resulted from the sale of two bond mutual funds totaling $3.0 million with a net realized loss of $26,000 to

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

move into more attractive funds in the current environment. The losses are offset by gains from issuer calls of debt securities which we experienced in 2014 and 2013.

Claims and Surrenders.  Claims and surrenders decreased for the three months and remained flat for the nine months ended September 30, 2014, compared to the same periods in 2013, based upon reported claims compared to the prior year, but were within expected ranges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Death claims	$3,661	3,907	$12,228	12,117
Surrender benefits	883	848	2,391	2,078
Endowment benefits	9	4	16	13
Property claims	439	613	1,153	1,582
Accident and health benefits	30	35	186	92
Other policy benefits	99	107	294	331
Total claims and surrenders	$5,121	5,514	$16,268	16,213

•	Death claims expense fluctuates based upon reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•
Surrender benefits increased 4.1% and 15.1% for the three and nine months ended in 2014 compared to the same periods in 2013 as decisions are made by policyholders electing to cash in their policy values.

•	Property claims decreased 28.4% and 27.1% for the three and nine months ended September 30, 2014 as we had experienced more weather related claims in 2013.

Increase in Future Policy Benefit Reserves.  The Company recorded an increase in future policy benefit reserves for the three and nine months ended September 30, 2014, compared to the corresponding periods in 2013 with the addition of MGLIC policies in the current year.

Commissions.  Commission expense fluctuated for the three and nine months ended September 30, 2014, compared to the same periods in 2013 as premium collections varied. Commission expense related to MGLIC totaled $131,000 and $326,000 for the three and nine months ended September 30, 2014.

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company and increased between 2014 and 2013.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs increased slightly for the three and nine months ended September 30, 2014, as commission expense also increased during the period.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and nine months ended September 30, 2014 increased compared to the corresponding period in 2013 as this segment experienced lower persistency compared to the prior year, which results in higher amortization.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

Other Non-Insurance Enterprises
This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP. The segment loss reported for the first nine months of 2014 and 2013 is typical since the elimination of intercompany revenue is it's primary source of revenue.

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

	September 30, 2014		December 31, 2013
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$58,865	5.4	$75,908	7.7
States and political subdivisions	586,286	54.0	517,712	52.1
Corporate	262,750	24.2	235,134	23.7
Mortgage-backed (1)	3,854	0.4	4,071	0.4
Foreign governments	133	—	127	—
Total marketable securities	911,888	84.0	832,952	83.9
Cash and cash equivalents	56,986	5.2	54,593	5.5
Other investments:
Policy loans	52,575	4.8	48,868	4.8
Equity securities	55,643	5.1	47,259	4.8
Mortgage loans	641	0.1	671	0.1
Real estate	8,174	0.8	8,440	0.9
Other long-term investments	136	—	45	—
Total cash, cash equivalents and investments	$1,086,043	100.0	$992,828	100.0
(1) Includes $3.1 million and $3.8 million of U.S. Government-sponsored enterprises at September 30, 2014, and December 31, 2013, respectively.

Cash and cash equivalents increased as of September 30, 2014 due to timing of cash inflows and investment into marketable securities.

The held-to-maturity portfolio as of September 30, 2014 represented 25.3% of the total fixed maturity securities owned based upon carrying values, with the remaining 74.7% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$61,663	6.8	$55,093	6.6
AA	416,971	45.7	391,054	46.9
A	251,337	27.6	231,004	27.7
BBB	145,741	16.0	125,597	15.1
BB and other	36,176	3.9	30,204	3.7
Totals	$911,888	100.0	$832,952	100.0

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

The Company has no direct sovereign European debt exposure as of September 30, 2014.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of September 30, 2014, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	September 30, 2014
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$43,405	41,194	16,103	15,436	—	—	59,508	56,630	9.8
AA	127,512	123,320	196,688	188,594	14,768	14,048	338,968	325,962	56.9
A	41,574	41,883	112,316	110,295	6,678	6,707	160,568	158,885	27.7
BBB	2,746	2,793	19,586	19,007	—	—	22,332	21,800	3.8
BB and other	547	495	8,801	9,012	536	580	9,884	10,087	1.8
Total	$215,784	209,685	353,494	342,344	21,982	21,335	591,260	573,364	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

Municipals shown excluding third party guarantees

	September 30, 2014
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$15,635	15,404	3,793	3,714	—	—	19,428	19,118	3.3
AA	109,861	106,137	140,392	134,130	11,734	11,012	261,987	251,279	43.8
A	41,307	39,818	139,307	135,560	8,306	8,361	188,920	183,739	32.0
BBB	7,120	7,729	21,934	20,954	—	—	29,054	28,683	5.0
BB and other	41,861	40,597	48,068	47,986	1,942	1,962	91,871	90,545	15.9
Total	$215,784	209,685	353,494	342,344	21,982	21,335	591,260	573,364	100.0

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$110,307	113,774	18.5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

The tables below represent the Company's exposure of municipal holdings in Louisiana and Texas, which exceed 10% of the total municipal portfolio as of September 30, 2014.

	September 30, 2014
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AAA	$455	452	—	—	—	—	455	452
AA	6,594	6,369	27,124	25,913	—	—	33,718	32,282
A	6,286	6,200	7,804	7,576	4,062	3,578	18,152	17,354
BBB	1,693	1,705	—	—	—	—	1,693	1,705
BB and other	—	—	4,445	4,718	—	—	4,445	4,718
Total	$15,028	14,726	39,373	38,207	4,062	3,578	58,463	56,511
Louisiana securities excluding third party guarantees
AAA	$455	452	—	—	—	—	455	452
AA	12,384	12,082	22,864	21,917	—	—	35,248	33,999
A	1,195	1,169	9,596	9,264	1,012	1,010	11,803	11,443
BBB	499	497	2,468	2,308	—	—	2,967	2,805
BB and other	495	526	4,445	4,718	3,050	2,568	7,990	7,812
Total	$15,028	14,726	39,373	38,207	4,062	3,578	58,463	56,511
Texas securities including third party guarantees
AAA	$42,294	40,143	9,293	8,867	—	—	51,587	49,010
AA	38,315	37,613	20,979	20,297	—	—	59,294	57,910
A	3,488	3,455	20,897	20,267	3,050	2,568	27,435	26,290
BBB	—	—	10,323	9,886	—	—	10,323	9,886
BB and other	—	—	—	—	—	—	—	—
Total	$84,097	81,211	61,492	59,317	3,050	2,568	148,639	143,096
Texas securities excluding third party guarantees
AAA	$15,635	15,404	2,230	2,211	—	—	17,865	17,615
AA	50,266	47,945	21,351	20,347	—	—	71,617	68,292
A	9,112	8,952	23,167	22,493	—	—	32,279	31,445
BBB	—	—	8,055	7,637	—	—	8,055	7,637
BB and other	9,084	8,910	6,689	6,629	3,050	2,568	18,823	18,107
Total	$84,097	81,211	61,492	59,317	3,050	2,568	148,639	143,096

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At September 30, 2014, total holdings of municipal securities in Louisiana represented 9.9% of all municipal holdings based upon fair value.  The Company also holds 25.1% of its municipal holdings in Texas issuers.  There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of September 30, 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

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

The Company recognized other-than-temporary impairments during the three and nine months ended September 30, 2014 of $0.3 million based upon the fact that there is no longer an intent to hold these securities. The Company did not recognize any other-than-temporary impairments for the three and nine months ended September 30, 2013.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments relative to our insurance operations to provide cash flow and did not do so during the first nine months of 2014.  Our investments as of September 30, 2014, consist of 66.2% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $66.9 million and $54.3 million for the nine months ended September 30, 2014 and 2013, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $66.1 million and $69.9 million for the nine months ended September 30, 2014 and 2013, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

CICA declared and paid a dividend to Citizens Inc. of $5.3 million and SPLIC declared and paid a dividend of $2.3 million to CICA during September of 2014. Dividends are declared and paid from time to time from the insurance affiliates as determined by their respective boards.

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

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Form 10-K for the year ended December 31, 2013.  The Company does not have off-balance sheet arrangements at September 30, 2014.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

Parent Company Liquidity and Capital Resources

Citizens is a holding company and has had minimal operations of its own.  Its assets consist primarily of the capital stock of its subsidiaries, cash, fixed income securities, mutual funds and investment real estate.  Accordingly, Citizens' cash flows depend upon the availability of statutorily permissible payments, primarily payments under management agreements from its two primary life insurance subsidiaries, CICA and SPLIC.  The ability to make payments is limited by applicable laws and regulations of Colorado, CICA's state of domicile, and Louisiana, SPLIC's state of domicile, which subject insurance operations to significant regulatory restriction.  These laws and regulations require, among other things, that these insurance subsidiaries maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company.  Citizens historically has not relied upon dividends from subsidiaries for its cash flow needs.  However, CICA and SPLIC do dividend available funds from time to time in relation to new acquisition target strategies. CICA declared and paid a dividend to Citizens Inc. of $5.3 million and SPLIC declared and paid a dividend of $2.3 million to CICA during September of 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	September 30, 2014			December 31, 2013
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)
Fixed maturities, available-for-sale	$647,257	681,591	34,334	595,944	605,256	9,312
Fixed maturities, held-to-maturity	230,297	236,165	5,868	227,696	223,533	(4,163)
Total fixed maturities	$877,554	917,756	40,202	823,640	828,789	5,149
Total equity securities	$53,906	55,643	1,737	45,883	47,259	1,376

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 88.6% of our investment portfolio based on carrying value as of September 30, 2014.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of September 30, 2014 were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 2.5% during the quarter ended September 30, 2014, from 3.0% at December 31, 2013.  Net

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

unrealized gains on fixed maturity securities totaled $40.2 million at September 30, 2014, compared to $5.1 million at December 31, 2013.

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  Approximately 74.3% of fixed maturities were held in available-for-sale and 25.7% in held-to-maturity based upon fair value at September 30, 2014.  At September 30, 2014 and December 31, 2013, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 5.4% of our total investments at September 30, 2014, with 95.1% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

During the three months ended September 30, 2014, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act).

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to various legal and regulatory actions which are immaterial to the Company's financial statements. For more information about the risks related to litigation and regulatory actions, please see the risk factor titled “We are a defendant in lawsuits, which may adversely affect our financial condition and detract from the time our management is able to devote to our business, and we are subject to risks related to litigation and regulatory matters.” in Item 1A. Risk Factors.

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
Risks Relating to Our Business

A substantial amount of our revenue comes from residents of foreign countries and is subject to risks associated with widespread political instability, foreign insurance laws and asset transfer restrictions.

A substantial part of our insurance policy sales are from foreign countries, primarily those in Latin America and the Pacific Rim.   There is a risk that we may lose a significant portion of these sales should widespread political instability occur in these countries.   We cannot confidently predict what impact we might see relative to widespread political instability in the foreign countries we operate, but it could significantly impact our business.

Traditionally, we have sought to address risks associated with foreign countries by, among other things, not accepting insurance applications outside of the U.S., maintaining all of our assets in the U.S. and requiring policy premiums be paid to us in U.S. Dollars drawn on U.S. financial institutions.  Accordingly, we have never qualified to do business in any foreign country and have never submitted our insurance policies issued to residents of foreign countries for approval by any foreign or domestic insurance regulatory agency.  We sell our policies to residents of foreign countries using foreign independent marketing firms and independent consultants, and we rely on those persons to comply with applicable laws in marketing our insurance products.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

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

Although we believe foreign regulatory authorities have no jurisdiction over us and any actions, including fines, would be unenforceable against us, we cannot assure you any of these laws, regulations, or application of them by foreign regulatory authorities will not have an adverse effect on the marketing efforts of our independent marketing consultants and, in turn, on our revenues.  Further, there is no assurance we would be able to qualify to do business in any foreign country or that its insurance regulatory authorities would approve our policies if we decided to submit our insurance policies for approval.  Any of the foregoing could reduce our revenues and materially adversely affect our results of operations and financial condition.  Also, we do not determine whether our independent consultants are required to be licensed to sell insurance in the countries in which they market our policies.  If our independent consultants were not in compliance with applicable laws, including licensing laws, they could be required to cease operations, which would reduce our revenues.  We are unable to quantify the effect of foreign regulation on our business if regulation were to be imposed on us due to the lack of uniformity of regulation in our foreign markets, but we believe we could expend time and incur expense in assessing and complying with foreign regulation which we deem may impact our business in a particular country. Consequently, we may decide to remove ourselves from or avoid a market if foreign regulation were deemed untenable.

The majority of our foreign policyholders elect to invest their policies’ annually payable cash benefits in our Class A common stock through the Citizens, Inc. Stock Investment Plan (the “Plan”), a stock investment plan registered with the United States Securities and Exchange Commission (“SEC”).  If a securities regulatory authority were to deem the Plan's operation contrary to securities laws, a reduction in the amount of Class A common stock purchased on the open market through the Plan could occur.

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

The general purpose of the Plan is to provide a convenient and economical means for new investors to make an initial investment in our Class A common stock and for existing investors to purchase additional shares of our Class A common stock. Specifically, the Plan offers employees, agents, policyholders, independent consultants and potential investors stock purchase opportunities of the Company’s Class A common stock, no par value per share (“Common Stock”). It also offers security holders the ability to maintain registered ownership of their securities in a manner which facilitates efficient purchases and sales of Citizens Class A common stock in the open market. The Plan is administered by Computershare Trust Company, N.A., located in Canton Massachusetts, (“Computershare”), a company which operates in 20 countries around the globe and also serves as our transfer agent. Computershare is deemed an independent agent of the Company. Computershare satisfies applicable U.S. legal requirements (including, without limitation, the requirements of Regulation M under the Securities Exchange Act of 1934), and facilitates open market purchases and sales of Citizens Class A common stock under the Plan through registered brokers and dealers. Additional disclosures concerning the Plan’s impact on our Capital Stock can be found in our Item 1A. Risk Factors under the heading, “Risks Relating to Our Capital Stock.”

Any electing person who has met the requirements to participate in the Plan and has not revoked such election to participate in the Plan is considered a “Plan Participant.” More than 89% percent of the shares of Class A common stock that have been purchased under the Plan have been purchased by foreign holders of life insurance policies (or related brokers); the remaining shares of Class A common stock that have been purchased under the Plan have been purchased by approximately 1,400 participants, mostly our employees, resident in the United States. International holders of life insurance policies underwritten by the Company may assign annually payable cash benefits from their insurance policies to the Plan and employees participating in the Plan may allocate a

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

portion of their compensation to the Plan and the Company remits these amounts to Computershare.  Computershare uses these proceeds to purchase shares of Class A common stock in the open market from time to time through independent broker dealers selected by theComputershare.  None of the shares of Class A common stock purchased by the Plan Participants is issued by the Company, and the Company does not receive any proceeds from these purchases. An international policyholder must first consent in writing to be contacted by Citizens regarding the Plan before they are given the option to assign annually payable cash benefits from their insurance policies to the Plan. At the point of introduction to the Plan, international policyholders receive a copy of the Plan prospectus explaining the risks associated with purchasing Citizens Class A common stock through the Plan.

Since the distribution of our Class A common stock is registered and publicly traded in the U.S. and because we believe that foreign regulatory authorities have no jurisdiction over us, the offer and sale of our Class A common stock through the Plan is not registered under the laws of any foreign jurisdiction.  If a foreign securities regulatory authority were to determine the offer and sale of our Class A common stock under the Plan were contrary to applicable laws and regulations of its jurisdiction, such authority may issue or assert a fine, penalty or cease and desist order against us. While we would vigorously dispute the ability of such authority to assert jurisdiction over us, such a dispute may distract from our business and may have a material adverse impact on our financial position. Additionally, in such a situation participation in the Plan by our international policyholders in that foreign jurisdiction could decrease.  This also could materially reduce the amount of our Class A common stock purchased and sold in the open market under the Plan, as historically a significant volume of shares have been purchased under the Plan by policyholders through annually payable cash benefits assigned to the Plan.

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

If and to the extent participants purchased shares of Class A common stock in the open market that were not effectively registered under the Securities Act, or exempt from such registration, prior to the time the New Registration Statement was declared effective such participants could have certain remedies available to them, including claims for rescission and damages. In the 12 months prior to December 19, 2012, a total of approximately 1,544,250 shares of Class A common stock were purchased in the open market under the Plan for participants in the Plan for an aggregate of approximately $15,210,000, or an average of $9.85 per share.  In addition, despite our full disclosure of this technical error in 2012 to the SEC, the SEC could commence an enforcement action against us seeking injunctive or other relief and civil damages.  Should a significant number of these purchasers bring claims for rescission or damages, or should the SEC commence an enforcement action, it could have a material and adverse effect on our business and reputation and our results of operations and financial condition.

We face financial and capital market risks in our operations.

As an insurance holding company with significant investment exposure, we face material financial and capital markets risk in our operations.  Due to the low interest rate environment over the past three years, we experienced significant call activity on our fixed income portfolio that decreased our investment yields compared to prior years.  Also, we recorded other-than-temporary impairments in the past several years due to credit related market declines

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

Economic uncertainty has recently been exacerbated by the increased potential for default by one or more European sovereign debt issuers, the potential partial or complete dissolution of the Eurozone and its common currency and the negative impact of such events on global financial institutions and capital markets generally.  Actions or inactions of European governments may impact these actual or perceived risks.  In the recent past, one rating agency downgraded the U.S.'s long-term debt credit rating from AAA.  Future actions or inactions of the United States government, including a shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets.

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

In particular, at September 30, 2014, fixed maturities represented $911.9 million or 84.0% of our total investments and cash of $1,086.0 million.The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at September 30, 2014, approximately 96.1% of our fixed maturities were investment grade with 80.1% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

A portion of our investment portfolio is concentrated in U.S. Government sponsored corporations and agencies.

At September 30, 2014, we had investments with a carrying value of $46.1 million (4.3% of our total invested assets) in U.S. Government sponsored corporations and agencies, including the Federal Home Loan Mortgage Corporation ("Freddie") and the Federal National Mortgage Association ("Fannie"). Both Freddie and Fannie are currently in conservatorship, certain of their

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

operations are being combined and the federal government is considering proposals to phase them out, or allow them to continue as private corporations, among other things. If they are wound down, it is not clear how investments sponsored by them might be affected; however, the direct and indirect impact on our investment portfolio could be material and could be adverse.

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at September 30, 2014 were $2.8 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

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

At September 30, 2014, we had $153.7 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are primarily related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the anticipated recognition of premiums.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At September 30, 2014, we had $24.2 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

expense to increase benefit reserves, any of which could have a material adverse effect on our results of operations and financial condition.

We may be required to recognize an impairment on the value of our goodwill, which would increase our expenses and materially adversely affect our results of operations and financial condition.

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  Goodwill in our consolidated financial statements was $17.3 million as of September 30, 2014.

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

A number of U.S. jurisdictions have been investigating life insurer practices for compliance with unclaimed property laws. In highly publicized incidents, the practice by certain companies of using data available on the U.S. Social Security Administration's Death Master File or a similar data base in order to avoid paying periodic benefits under annuity contracts but not using the same data base to determine when death benefits were owed was disclosed. This asymmetric conduct by certain insurers has led a number of jurisdictions to require life insurers to use this same data to identify instances where amounts under life insurance policies and annuity contracts are payable and to locate and pay beneficiaries under such contracts. The National Conference of Insurance Legislators ("NCOIL") has adopted the Model Unclaimed Life Insurance Benefits Act ("Model Act") and several states have adopted legislation that is substantially similar to the Model Act adopted by NCOIL. The Model Act imposes new requirements on insurers to periodically compare their in force life insurance and annuity policies against the Death Master File, investigate any identified matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the beneficiaries or, if no beneficiary can be located, escheat the policy benefit to the respective state government as unclaimed property. The Model Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, and/or administrative penalties. It is also possible that life insurers may be subject to claims regarding their business practices as a result given the legal uncertainty in this area. However, recent court decisions in West Virginia and Florida have upheld the well established insurance law principal that life insurance polices are not due and payable until the insurance company receives due proof of death, and have further held an insurance company has no duty to search the Death Master File or other databases to determine whether deaths have occurred that have not been reported to the company.

Despite the fact we have no history of the asymmetric conduct in question, we have received notices from Louisiana Department of Treasury, Arkansas Auditor of State and the Texas State Comptroller, indicating they intend to audit Citizens, Inc. and certain

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

of its affiliates for compliance with unclaimed property laws.  The audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of abandoned property.  The Company believes additional escheatment of funds in Arkansas or Texas will not be material to our financial condition or results. However, additional escheatment of funds in Louisiana, which may subsequently be deemed abandoned under the Louisiana Department of Treasury’s audit, could be substantial for SPLIC. At this time, the Company is not able to estimate any of these possible amounts.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

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

We rely on the participation of our Chairman of the Board and Chief Executive Officer, Harold E. Riley (age 86), and our Vice Chairman of the Board and President, Rick D. Riley (age 61), in connection with the development and execution of our operating and marketing plans and strategy for expanding our business.  We anticipate that their expertise will continue to be of substantial

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

value in connection with our operations.  The loss of the services of either of these individuals could have a significant adverse effect on our business and prospects.  We do not have an employment agreement with either of these persons nor do we carry a key-man insurance policy on either of their lives.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

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
September 30, 2014

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2014

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On November 5, 2014, the Company issued a news release (the "Release") reporting, among things, results of operations for its third quarter of 2014.  A copy of the Release is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q.  Citizens also announced that it would hold a conference call to discuss its financial results at 10:00 a.m. Central Time on Thursday, November 6, 2014.

Item 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer and Vice Chairman pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer and Vice Chairman pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

99.1	News Release reporting third quarter results issued on November 5, 2014 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)
__________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS, INC.

		By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

		By:	/s/ Rick D. Riley
Rick D. Riley
Vice Chairman and President

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer and Treasurer

Date:	November 5, 2014