Form 10-K
period 2014-12-31
CITIZENS INC
filed 2015-04-06
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes
☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K). ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐    Accelerated filer ☒  Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

As of June 30, 2014, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $339,097,119.

Number of shares of common stock outstanding as of March 31, 2015.
Class A:  49,080,114
Class B:    1,001,714

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates by reference certain portions of the definitive proxy materials to be delivered to stockholders in connection with the 2015 Annual Meeting of Shareholders.

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

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company's products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;

•	Changes in statutory or U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), policies or practices;

•	Our success at managing risks involved in the foregoing; and

•	The risk factors discussed in "Part 1.-Item 1A- Risk Factors" of this report.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.   BUSINESS

Overview

Citizens, Inc. (“Citizens”) is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  We had approximately $1.4 billion of assets at December 31, 2014 and approximately $4.7 billion of insurance in force.  Our core insurance operations include issuing and servicing:

•
U.S. Dollar-denominated ordinary whole life insurance and endowment policies predominantly to high net worth, high income foreign residents, located principally in Latin America and the Pacific Rim, through independent marketing consultants;

•	ordinary whole life insurance policies to middle income households concentrated in the Midwest, Mountain West and southern United States through independent marketing consultants; and

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

Our business has grown, both internationally and domestically, in recent years.  Revenues rose from $190.3 million in 2010 to $230.2 million in 2014.  During the five years ended December 31, 2014, our assets grew from $974.6 million to $1.4 billion.  Total stockholders' equity increased from $219.9 million at December 31, 2010 to $258.4 million at December 31, 2014.  See Item 6.  "Selected Financial Data" in this Report.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Because premiums on our international policies are paid in U.S. Dollars drawn on U.S. financial institutions, and we pay claims and benefits in U.S. Dollars, we provide a product that is different from the products offered by foreign-domiciled companies.  Our international policies are usually acquired by individuals with significant net worth and earnings that place them in the upper income brackets of their respective countries.  The policies sold by our foreign competitors are generally offered broadly and are priced using the mortality of the entire population of the geographic region.  Our mortality charges are therefore typically lower, which provides a competitive advantage.  Additionally, the assets backing the reserves for our foreign competitors' policies must be substantially invested in their respective countries and, therefore, are exposed to the inflationary risks and social or economic crises that have been more common in these foreign countries.

Domestic Sales

The majority of our domestic inforce business results from blocks of business of insurance companies we have acquired over the past 15 years.  Our acquisition transition strategy focuses on the introduction of our cash accumulation ordinary whole life products to independent marketing consultants associated with companies we have acquired, while continuing to service the needs of acquired policyholders.

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

Home Service Insurance

Our Home Service segment operates in this market through our subsidiaries Security Plan Life Insurance Company ("SPLIC"), Magnolia Guaranty Life Insurance Company ("MGLIC") and Security Plan Fire Insurance Company ("SPFIC"), and focuses on the life insurance needs of the middle and lower income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through a home service marketing distribution system of approximately 306 employee-agents who work on a route system and through over 200 funeral homes and independent agents to sell policies, collect premiums and service

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

policyholders.  To a lesser extent, our Home Service segment sells limited-liability, named peril property policies covering dwelling and contents.

Home Service Products and Competition

Our home service insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs.  The average life insurance policy face amount issued was approximately $6,700 in 2014; therefore, the underwriting performed on these applications is limited.  Our property coverages are limited to $30,000 maximum coverage on any one dwelling and contents, while content-only coverage and dwelling-only coverage is limited to $20,000.   We face competition in Louisiana, Mississippi and Arkansas from other companies specializing in home service distribution of insurance.  We seek to compete based upon our emphasis on personal service to our customers.  We intend to continue premium growth within this segment via direct sales and acquisitions.

Other Non-Insurance Enterprises

Other Non-insurance Enterprises includes Computing Technology, Inc., which provides data processing services to the Company, and Insurance Investors, Inc., which provides aviation transportation to the Company.  This segment also includes the results of Citizens, Inc., the parent Company.

Operations and Technology

Our administrative operations principally serve our life insurance segment and are conducted primarily at our executive offices in Austin, Texas through approximately 120 administrative, operating and underwriting personnel.  Our Home Service operations are conducted to a large degree from our district offices in Louisiana, Arkansas and Mississippi, as well as our support center in Donaldsonville, Louisiana through approximately 70 operations personnel.  At our executive offices, we also perform policy design, marketing oversight, underwriting, accounting and reporting, customer service, administration and investing activities.

Our senior management has significant experience in insurance company application system design and implementation.  Since the mid-1960's, our senior management has been leading development of evolving insurance applications.  We have a single integrated system for our entire Company, which is a centrally-controlled, mainframe-based administrative system.  Functions of our policy administrative system include policy set up, administration, billing and collections, commission calculation, valuation, automated internal audit functions, storage backup, image management and other related functions.  Each company we acquire is ultimately converted onto our administrative system.  This system has been in place for many years, and we believe it is a significant asset to us.  We update our administrative system on an ongoing basis but it does require programmers experienced in our IT environment.  This system is also capable of significant expansion of volume without substantial capital outlay or increase in staff.

Regulation

We do not believe issuance of insurance policies to residents of foreign countries subjects us to the jurisdiction of those countries. We have never qualified to do business in any foreign country and have never submitted our insurance policies issued to residents of foreign countries for approval by any foreign or domestic insurance regulatory agency.  We sell our policies to residents of foreign countries using foreign independent marketing firms and independent consultants, and we rely on those persons to comply with laws applicable to them in marketing our insurance products in their respective countries.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Our insurance subsidiaries are collectively licensed to transact business in 32 states.  We have insurance subsidiaries domiciled in the states of Colorado, Louisiana, Mississippi and Texas.  Our U.S. insurance subsidiaries are licensed and regulated in all U.S. jurisdictions in which they conduct insurance business.  The extent of this regulation varies, but most jurisdictions have laws and regulations based upon the National Association of Insurance Commissioners (“NAIC”) model rules governing the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy, and the business conduct of insurers, including marketing and sales practices and claims handling.  In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and the approval of rates for certain types of insurance products.

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

Traditionally, we have sought to address risks associated with foreign countries by, among other things, not accepting insurance applications outside of the U.S., maintaining all of our assets in the U.S. and requiring policy premiums be paid to us in U.S. Dollars.  Accordingly, we have never qualified to do business in any foreign country and have never submitted our insurance policies issued to residents of foreign countries for approval by any foreign or domestic insurance regulatory agency.  We sell our policies to residents of foreign countries using foreign independent marketing firms and independent consultants, and we rely on those persons to comply with applicable laws in marketing our insurance products.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Our operating results and financial condition may be affected if the liabilities actually incurred differ, or if our estimates of those liabilities change, from the amounts we have reserved for in connection with the noncompliance of a substantial portion of our insurance policies with Sections 7702 and 7702A under the Internal Revenue Code.

In the first quarter of 2015, we announced that we identified that a substantial portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 7702A of the Internal Revenue Code ("IRC") of 1986. As a result, we have established a reserve of $11.4 million for probable expenses and liabilities associated with this tax compliance matter, which amount represents the low end of management’s estimated range of those probable expenses and liabilities of $11.4 million to $40.0 million net of tax. This estimated range includes projected toll charges and fees as well as increased claims liability for past claims, reserves increases to bring policies into compliance and other probable liabilities resulting from this tax compliance matter. Our estimated range reflects the uncertainties with respect to the required course of action and other matters unknown at this time. Currently, management believes there is not a specific estimable amount for these probable liabilities and expenses which is more likely than other specific amounts within our estimated range. The process of determining our estimated range was a complex undertaking and involved management’s judgment based upon a variety of factors known at the time. Given the number of factors considered and the significant variables assumed in establishing our estimated range, actual amounts incurred may exceed our reserve and the high end of our estimated range of expenses and liabilities. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability, or if our estimates of those liabilities change in the future, our financial condition and results of operation may be materially adversely affected.

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

Any electing person who has met the requirements to participate in the Plan and has not revoked such election to participate in the Plan is considered a “Plan Participant.” More than 89% percent of the shares of Class A common stock that have been purchased under the Plan have been purchased by foreign holders of life insurance policies (or related brokers); the remaining shares of Class A common stock that have been purchased under the Plan have been purchased by approximately 1,400 participants resident in the United States. International holders of life insurance policies underwritten by the Company may assign annually payable cash benefits from their insurance policies to the Plan and employees participating in the Plan may allocate a portion of their compensation to the Plan and the Company remits these amounts to Computershare.  Computershare uses these proceeds to purchase shares of

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Class A common stock in the open market from time to time through independent broker dealers selected by the Computershare.  None of the shares of Class A common stock purchased by the Plan Participants is issued by the Company, and the Company does not receive any proceeds from these purchases. An international policyholder must first consent in writing to be contacted by Citizens regarding the Plan before they are given the option to assign annually payable cash benefits from their insurance policies to the Plan. At the point of introduction to the Plan, international policyholders receive a copy of the Plan prospectus explaining the risks associated with purchasing Citizens Class A common stock through the Plan.

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

Some of our products, principally traditional whole life insurance with annuity riders, expose us to the risk that changes in interest rates will reduce our "spread," or the difference between the amounts we are required to pay under our contracts to policyholders and the rate of return we are able to earn on our investments intended to support obligations under the contracts.  Our spread is an integral component of our net income.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

In particular, at December 31, 2014, fixed maturities represented $932.2 million or 87.5% of our total investments of $1,065.0 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at December 31, 2014, approximately 96.6% of our fixed maturities were investment grade with 81.4% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at December 31, 2014 were $3.4 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

Our actual claims losses may exceed our reserves for claims and we may be required to establish additional reserves, which in turn may adversely impact our results of operations and financial condition.

We maintain reserves to cover our estimated exposure for claims relating to our issued insurance policies.  Reserves, whether calculated under U.S. generally accepted accounting principles or statutory accounting practices prescribed by various state insurance regulators, do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections, of what we expect claims will be based on mortality assumptions that are determined by various regulatory authorities.  Many reserve assumptions are not directly quantifiable, particularly on a prospective basis.  In addition, when we acquire other domestic life insurance companies, our assessment of the adequacy of acquired policy liabilities is subject to our estimates and assumptions.  Reserve estimates are refined as experience develops, and adjustments to reserves are reflected in our statements of operations for the period in which such estimates are updated.  Because establishing reserves is an inherently uncertain process involving estimates of future losses, future developments may require us to increase claims reserves, which may have a material adverse effect on our results of operations and financial condition in the periods in which such increases occur.

We may be required to accelerate the amortization of deferred acquisition costs and the costs of customer relationships acquired, which would increase our expenses and adversely affect our results of operations and financial condition.

At December 31, 2014, we had $157.5 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are primarily related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the profit stream.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At December 31, 2014, we had $23.5 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  Goodwill in our consolidated financial statements was $17.3 million as of December 31, 2014.

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
•regulatory compliance with state laws;
•regulatory compliance with insurance and securities laws;
•disputes with our marketing firms, consultants and employee-agents over compensation, termination of contracts and related claims;
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

A number of U.S. jurisdictions have been investigating life insurer practices for compliance with unclaimed property laws. In highly publicized incidents, the practice by certain companies of using data available on the U.S. Social Security Administration's Death Master File or a similar data base in order to avoid paying periodic benefits under annuity contracts but not using the same data base to determine when death benefits were owed was disclosed. This asymmetric conduct by certain insurers has led a number of jurisdictions to require life insurers to use this same data to identify instances where amounts under life insurance policies and annuity contracts are payable and to locate and pay beneficiaries under such contracts. The National Conference of Insurance Legislators ("NCOIL") has adopted the Model Unclaimed Life Insurance Benefits Act ("Model Act") and several states have adopted legislation that is substantially similar to the Model Act adopted by NCOIL. The Model Act imposes new requirements on insurers to periodically compare their in force life insurance and annuity policies against the Death Master File, investigate any identified matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

beneficiaries or, if no beneficiary can be located, escheat the policy benefit to the respective state government as unclaimed property. The Model Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, and/or administrative penalties. It is also possible that life insurers may be subject to claims regarding their business practices as a result given the legal uncertainty in this area. However, recent court decisions in West Virginia and Florida have upheld the well established insurance law principal that life insurance policies are not due and payable until the insurance company receives due proof of death, and have further held an insurance company has no duty to search the Death Master File or other databases to determine whether deaths have occurred that have not been reported to the company.

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

In 2014, we reinsured $516.6 million of face amount of our life insurance policies.  Amounts reinsured in 2014 represented 10.5% of the face amount of direct life insurance in force in that year.  Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance.  If our cost of reinsurance were to increase, we might not be able to recover these increased costs, and our results of operations and financial condition could be materially adversely affected.  See Note 5 to the Company's Consolidated Financial Statements.

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

Our international marketing plan focuses on making available U.S. Dollar-denominated life insurance products to high net worth, high income individuals residing in more than 30 countries.  New competition could increase the supply of available insurance, which could affect our ability to price our products at attractive profitable rates to us, thereby adversely affecting our revenues, results of operations and financial condition.  Existing barriers to entry in the foreign markets we serve may not be sufficient to impede potential competitors from entering such markets.  In connection with our business with foreign nationals, we experience competition primarily from the following sources, many of which have substantially greater financial, marketing and other resources than we have:

•Foreign operated companies with U.S. Dollar policies.  We face direct competition from companies that operate in the same manner as we operate in our international markets.

•Companies foreign to the countries in which their policies are sold but that issue local currency policies.  Another group of our competitors in the international marketplace consists of companies that are foreign to the countries in which their policies are sold but issue life insurance policies denominated in the local currencies of those countries.  Local currency policies provide the benefit of assets located in the country of foreign residents, but entail risks of uncertainty due to local currency fluctuations, as well as the perceived instability and weakness of local currencies.

•Locally operated companies with local currency policies.  We compete with companies formed and operated in the country in which our foreign insureds reside.  Generally, these companies are subject to risks of currency fluctuations, and they primarily use mortality tables based on experience of the local population as a whole.  These mortality tables are typically based on significantly shorter life spans than those we use.  As a result, the cost of insurance from these companies tends to be higher than ours. Although these companies typically market their policies to a broader section of the population than do our independent marketing firms and independent consultants, there can be no assurance that these companies will not endeavor to place a greater emphasis on our target market and compete more directly with us.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Currently, the U.S. Federal Government does not directly regulate the insurance business, although initiatives for Federal regulation of insurance are proposed by members of the U.S. Congress from time to time.  However, Federal legislation, regulations and administrative policies in several other areas can materially and adversely affect insurance companies, including our business.  These areas include U.S. anti-money laundering laws and related regulations, including the Bank Secrecy Act and its implementing regulations (collectively, the “BSA”), other financial services regulations, securities regulation, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, pension regulation, privacy, tort reform legislation and taxation.  In addition, various forms of direct federal regulation of insurance have been proposed from time to time.

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

We have a written information security program with appropriate administrative, technical and physical safeguards to protect such confidential information.  Cyber security attacks are on the rise throughout the World and while we believe we have taken reasonable steps to secure our customer information we could experience a breach of data. We closely monitor cyber attack attempts on our system, however, we have no evidence our system has ever been penetrated or client data has been breached. Nevertheless, it is possible a cyber attack could go undetected but based upon our daily monitoring we believe our exposure to undetected attacks is limited.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

We may experience greater risks associated with certain deficiencies recently identified in our BSA Program.

As required by the BSA regulations applicable to insurance companies, we have developed and implemented an anti-money laundering program that includes policies and procedures for complying with applicable BSA program, reporting and recordkeeping requirements and for preventing and detecting potential money laundering and other criminal activity (“BSA Program”). Based on an internal risk assessment and review we began in the first quarter of 2015, we have identified certain deficiencies in our BSA Program, and we are in the process of addressing them and enhancing the BSA Program in order to mitigate further the risk of inadvertently becoming involved in illegal activity.

We face risk from a 2001 technical error made in our original Registration Statement on Form S-3 covering the Plan and filed with the SEC.

In December 2012 it was discovered that the original Registration Statement on Form S-3 covering the Plan and filed with the SEC was not declared effective under the Securities Act of 1933, due to a technical error in the 2001 filing. As such, sales under the Plan may not have fully complied with an exemption from registration under that Act.  This technical error could grant security holders who purchased shares of Class A common stock a right to rescind their purchases or other damages.

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

Despite our full disclosure of this technical error since 2012, if and to the extent participants purchased shares of Class A common stock in the open market that were not effectively registered under the Securities Act, or exempt from such registration, prior to the time the New Registration Statement was declared effective such participants could have certain remedies available to them, including state law claims for rescission and damages. Should a significant number of these purchasers bring state law claims for rescission or damages it could have a material and adverse effect on our business and reputation and our results of operations and financial condition.

Risks Relating to Our Capital Stock

The price of our Class A common stock may be adversely affected by decreased  participation in the Citizens, Inc. Stock Investment Plan (the "Plan").

If an international applicant for insurance submits a “Consent to be Contacted” form to Citizens with his or her insurance application, then Citizens will submit a copy of the Plan Prospectus once the applicant’s insurance policy is fully underwritten. At that time the international applicant is invited by Citizens to participate in the Plan and afforded the opportunity to invest certain policy

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

dividends into the Plan. Most all of our international policyholders participate in the Plan and they invest their policy dividends and benefits in our Class A common stock pursuant to the Plan.  Once a policyholder elects to participate in the Plan, his or her policy benefits are assigned to purchase Citizens Class A common stock under the Plan in the open market.  There is a risk our Class A common stock price could be negatively impacted by a decrease in participation in the Plan.  If fewer policyholders elect to participate in the Plan, or our international premium collections were to decrease as a result of regulatory, economic, or marketing impediments, the trading volume of our Class A stock may decline from its present levels and the demand for our Class A common stock could be negatively impacted.

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

There were 49,080,114 shares of our Class A common stock issued as of December 31, 2014.  Our executive officers, directors and management owned approximately 3,170,704 shares of our Class A common stock as of December 31, 2014, representing approximately 6.5% of our then outstanding Class A common stock.  Almost all of these shares have been registered for public resale and generally may be sold freely.   In the event of a sale of some or all of these shares or the perceived sale of these shares, the market price of our Class A common stock could fall substantially.

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

The international aspects of our operations, and the specific manner in which we conduct our business in those jurisdictions, may be subject to periodic negative social media publicity, which may negatively impact the market price of our Class A common stock.

We interface with and distribute our products to residents of foreign countries that may be subject to the risks disclosed in our Item 1A. Risk Factor under the heading, “A substantial amount of our revenue comes from residents of foreign countries and is subject to risks associated with widespread political instability, foreign insurance laws and asset transfer restrictions”. Venezuela is one such example.  Accordingly, from time to time, bloggers or other social media outlets relevant to investors may focus attention on our exposure to these countries and the negative circumstances surrounding their governments, thereby subjecting us to periodic negative publicity.  Negative publicity on investor blogs could impact trading in our stock and ultimately cause the market price of our Class A common stock to fall.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

The following provisions in our articles of incorporation and bylaws make it difficult for our Class A shareholders to replace or remove our directors and have other anti-takeover effects that may delay, deter or prevent a takeover attempt:

•holders of shares of our Class B common stock elect a simple majority of our board of directors, and all of these shares are owned by the Harold E. Riley Trust; and
•our board of directors may issue one or more series of preferred stock without the approval of our shareholders.

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

Item 3.   LEGAL PROCEEDINGS

Since August 6, 1999, the Company has been a defendant in a lawsuit filed in an Austin, Texas District Court, styled Delia Bolanos Andrade, et al., Plaintiffs, v. Citizens Insurance Company of America, et al., Defendants. In consideration of a Texas Supreme Court ruling on the case, the District Court ruled in December of 2009 the plaintiffs must proceed individually, and not as a class, if they intend to pursue their claims against us. There were 17 plaintiffs in the case. The plaintiffs’ underlying claims allege that certain life insurance policies CICA made available to non-U.S. residents were actually offers and sales of securities that occurred in Texas by unregistered dealers in violation of the Texas securities laws.  The remedy sought is rescission and return of the insurance premium payments. The total net insurance premium for the 17 plaintiffs was approximately $150,000. We received a final judgment on this matter in March of 2015 and paid a settlement amount of $183,000.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The Company is vigorously defending a number of matters in various stages of development and a number of individual lawsuits, which are immaterial to the Company's financial statements.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol CIA.

Quarterly high and low closing prices per share of our Class A common stock as reported by the NYSE are shown below.

	2014		2013
Quarter Ended	High	Low	High	Low
March 31	8.49	6.20	11.46	8.39
June 30	7.50	6.04	8.22	5.98
September 30	7.44	6.27	8.64	6.07
December 31	8.41	6.00	9.29	7.77

Equity Security Holders

The number of stockholders on record on March 31, 2015 was as follows:

•	Class A Common Stock - 97,064

•	Class B Common Stock - 1

We have never paid cash dividends on our Class A or B common stock and do not expect to pay cash dividends in the foreseeable future.  For restrictions on our present and future ability to pay dividends, see Note 6 of the "Notes to Consolidated Financial Statements."

We did not purchase any of our equity securities during any quarter in 2012, 2013 or 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not maintain any equity compensation plans or arrangements.  Thus, we do not have any securities authorized for issuance under these types of plans, nor have we issued any options, warrants or similar instruments to purchase any of our equity securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Performance Comparison

The following graph compares the change in the Company’s cumulative total stockholder return on its common stock over a five-year period.  The following graph assumes a $100 investment on December 31, 2009, and reinvestment of all dividends in each of the Company’s common shares, the New York Stock Exchange (“NYSE”) Composite and the Hemscott Group Index, a peer group of major U.S.-based insurance companies.

	2009	2010	2011	2012	2013	2014
Citizens, Inc.	100.00	114.09	148.39	169.22	134.00	116.39
NYSE Composite	100.00	113.39	109.04	126.47	159.71	170.49
Peer Group	100.00	107.16	81.97	103.67	159.79	167.63

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

	Years ended December 31,
	2014	2013	2012	2011	2010

	(In thousands, except per share data)
Operating items
Insurance premiums	$188,532	176,158	169,873	161,395	152,052
Net investment income	41,062	36,597	31,725	30,099	29,220
Realized investment gains (losses)	(19)	(247)	196	765	8,012
Change in fair value of warrants	—	—	451	1,136	232
Total revenues	230,225	213,636	202,759	194,156	190,324
Net income (loss)	(6,505)	4,793	4,529	8,482	14,704
Balance sheet data
Total assets	1,417,555	1,216,280	1,174,948	1,079,512	974,583
Total liabilities	1,159,196	970,471	911,840	831,470	754,699
Total stockholders' equity	258,359	245,809	263,108	248,042	219,884
Life insurance in force	4,662,660	4,616,128	4,976,157	5,244,200	5,115,662
Per share data
Book value per share	5.16	4.91	5.25	4.97	4.48
Basic and diluted earnings (losses) per Class A share	(0.13)	0.10	0.09	0.17	0.30

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

Overview

We conduct operations as an insurance holding company emphasizing ordinary life insurance and endowment products in niche markets where we believe we can achieve competitive advantages.  As an insurance provider, we collect premiums on an ongoing basis to pay future benefits to our policy and contract holders.  Our core operations include issuing:

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

In the first quarter of 2015, we announced that we identified that a substantial portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 7702A of the Internal Revenue Code ("IRC") of 1986. As a result, we have established a reserve of $11.4 million for probable expenses and liabilities associated with this tax compliance matter, which amount represents the low end of management’s estimated range of those probable expenses and liabilities of $11.4 million to $40.0 million net of tax. This estimated range includes projected toll charges and fees as well as increased claims liability for past claims, reserves increases to bring policies into compliance and other probable liabilities resulting from this tax compliance matter. Our estimated range reflects the uncertainties with respect to the required course of action and other matters unknown at this time. Currently, management believes there is not a specific

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

estimable amount for these probable liabilities and expenses which is more likely than other specific amounts within our estimated range. The process of determining our estimated range was a complex undertaking and involved management’s judgment based upon a variety of factors known at the time. Given the number of factors considered and the significant variables assumed in establishing our estimated range, actual amounts incurred may exceed our reserve and the high end of our estimated range of expenses and liabilities. In addition, there is a reasonable possibility that we will incur other expenses related to this issue in 2015, including consulting fees and potential system costs. We are not able to reasonably estimate these amounts as of the reporting date.

Current Financial Highlights

The 2014 financial results are driven by our conservative business management and traditional life product sales. The interest rate environment continues to impact our results and our industry as investment yields are an integral component of our business operations.

•	Our assets grew $201 million in 2014 and totaled $1.4 billion as of December 31, 2014.

•	Total stockholders' equity increased from $245.8 million at December 31, 2013, to $258.4 million at December 31, 2014 due primarily to changes in unrealized gains on securities marked to market.

•	Insurance premiums rose 7.0% and 3.7% in 2014 and 2013, respectively, primarily from our life insurance segment, which increased $9.9 million from amounts reported in 2013.

•
Net investment income increased 12.2% and 15.4% for 2014 and 2013, respectively, as rates have risen in 2014 compared to the prior two years.  The average yield on the consolidated investment portfolio has changed from a yield of 3.81% in 2012 up to 4.11% in 2013 and increasing to a yield of 4.21% in 2014 as rates have risen slightly and our new investments have been focused on municipals and corporates.  The increase in the investment asset balances due to premium revenue growth has also contributed to the increase in net investment income.

•
Realized net investment losses during 2014 and 2013 of $19 thousand and $0.3 million were recognized due to losses of $0.4 million which were recorded on equity mutual fund issuers in both 2014 and 2013, offset by gains from bond securities. 2012 gains resulted primarily from sales of securities that had been previously impaired due to declines in market values.  Other-than-temporary impairments on investment securities and other long-term assets were recorded in 2014 and 2012 of $427,000 and $1,319,000, respectively, and are reported as realized losses.

•
During 2014, claims and surrenders expense increased 6.0% from the comparable period in 2013 primarily due to an increase in surrender benefits in the life segment compared to the 2013 levels. The home service segment was impacted in 2012 by Hurricane Isaac which hit the Louisiana coast on August 29, 2012 and caused increased property claims.

•
2014 change in reserves resulted in liability increases resulting from increased sales of endowment products that build up reserves at a faster pace than whole life longer term mortality based products. Additionally, the sustained low interest rate environment also results in a higher reserve development due to the lower interest yield assumptions over the past several years.

•
General expense increased in 2014 by $10.0 million primarily due to the tax compliance issue noted above relating to product qualification under IRC section 7702 and remediation costs that have been identified.

•
We completed the acquisition of MGLIC in the first quarter of 2014 and the related results have been included in our financial results. MGLIC is now a wholly owned subsidiary of SPLIC and is reported in the home service segment.

Life Insurance.  For over thirty-five years, CICA and its predecessors have accepted policy applications from foreign nationals for U.S. Dollar-denominated ordinary whole life insurance and endowment policies.  We make our insurance products available using third-party marketing organizations and independent marketing consultants.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Endowment product sales have been on the rise and represented approximately 76.1% of new sales.  The Company offers a ten, fifteen and twenty year endowment and our top selling endowment is a product that matures at age sixty-five.  We also introduced a new product in 2012 that is an endowment at age eighteen with a payout over four or five years.

Through the domestic market of our Life Insurance segment, we provide ordinary whole life, credit life insurance, and final expense policies to middle and lower income families and individuals in certain markets in the mountain west, mid-west and southern U.S.  The majority of our domestic revenues are generated by the policies of domestic life insurance companies we have acquired since 1987.

Home Service Insurance.  We provide final expense ordinary and industrial life insurance to middle and lower income individuals in Louisiana, Mississippi and Arkansas.  Our policies in this segment are sold and serviced through a home service marketing distribution system utilizing employee-agents who work on a route system to collect premiums and service policyholders, and through networks of funeral homes that collect premiums and provide personal policyholder service.

Economic and Insurance Industry Developments

Significant economic issues impacting our business and industry currently and into the future are discussed below.

•
It is predicted that the interest rate environment will remain low for the foreseeable future, which translates into lower profit margins for insurers.  We have been impacted by the historically low interest rate environment over the past several years as our fixed income investment portfolio, primarily invested in callable securities, has been reinvested at lower yields.  The Company’s conservative investment strategy has not changed but we have focused new purchases into holding of state, municipalities and essential service issuers compared to our historical investment in U.S. government holdings. Our investment earnings also impact the reserve and Deferred Acquisition Costs (“DAC”) balances, as assumptions are used in the development of the balances.  Due to the recent decline in investment yields on our portfolio, our projection of long-term investment returns has declined.  This has resulted in increasing the reserves on policies issued in the current year, as well as reducing the DAC asset.

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

•
While our management has more than 41 years of experience in writing life insurance policies for foreign residents, changes related to foreign government laws and regulations and application of them, along with currency controls affecting our foreign resident insureds could adversely impact our revenues, results of operations and financial condition.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

On March 7, 2014, the Company acquired Magnolia Guaranty Life Insurance Company ("MGLIC") in the amount of $5.2 million. MGLIC is a Mississippi domiciled company that began writing business in 1992 and issues primarily industrial life policies through independent funeral homes in the state of Mississippi. We recorded $0.1 million of goodwill as a result of this transaction. MGLIC is reported in our home service segment.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of Segment Operations and financial results by segment.

Revenues

Insurance revenues are primarily generated from premium revenues and investment income.  In addition, realized gains and losses on investment holdings can significantly impact revenues from year to year.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Revenues:
Premiums:
Life insurance	$181,857	169,683	163,170
Accident and health insurance	1,557	1,529	1,635
Property insurance	5,118	4,946	5,068
Net investment income	41,062	36,597	31,725
Realized investment gains (losses), net	(19)	(247)	196
Decrease in fair value of warrants	—	—	451
Other income	650	1,128	514
Total revenues	230,225	213,636	202,759
Exclude decrease in fair value of warrants	—	—	(451)
Total revenues excluding fair value adjustments of warrants outstanding	$230,225	213,636	202,308

Premium Income.  Premium income derived from life, accident and health, and property insurance sales, increased 7.0% during 2014.  The increase resulted primarily from renewal premiums, which increased 6.5% and 5.3% in the life segment for 2014 and 2013 and totaled $159.7 million, $150.3 million and $144.7 million on the consolidated level in 2014, 2013 and 2012, respectively.  New sales, termed as first year premiums, increased 13.2%, 4.0%, and 6.1% in the life segment in 2014, 2013 and 2012. Endowment sales represent a significant portion of new business sales internationally with the 20 year endowment and endowment to age 65 as our top products. In addition, most of our life insurance policies contain a policy loan provision, which allows the policyholder to use cash value of a policy to pay premiums.  The policy loan asset balance increased 10.6% and 13.7% in 2014 and 2013, year over year.

Net Investment Income.  Net investment income increased to $41.1 million in 2014 compared to $36.6 million in 2013, due to an increase in yields from new investments primarily in municipal and corporate issues and as we experienced higher average invested assets as a result of investment of new premium revenue.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Net investment income performance is summarized as follows.

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except for %)
Net investment income	$41,062	36,597	31,725
Average invested assets, at amortized cost	976,079	891,215	832,066
Yield on average invested assets	4.21%	4.11%	3.81%

We have traditionally invested in fixed maturity securities with a large percent held in callable issues. In recent years, we have experienced significant call activity related to fixed maturity security holdings due to the historically low interest rate environment. The low yield rates have leveled off and are now beginning to rise as noted in the table above.  If market interest rates begin to rise, our call risk will diminish and our portfolio yield will rise more slowly over time, as new money investments would be made at higher rates.

Investment income from fixed maturity securities accounted for approximately 84.9% of total investment income for the year ended December 31, 2014.  We have increased our investment purchases of corporate and municipal securities over the past several years, focusing on utility service sectors in these security categories.  In addition, we currently have $67.8 million invested in equity securities related to bond and stock mutual funds as these securities offer a competitive yield with a shorter duration.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Gross investment income:
Fixed maturity securities	$36,670	32,604	27,470
Equity securities	1,986	1,839	2,158
Mortgage loans	42	68	104
Policy loans	4,172	3,637	3,332
Long-term investments	287	229	234
Other	45	64	99
Total investment income	43,202	38,441	33,397
Less investment expenses	(2,140)	(1,844)	(1,672)
Net investment income	$41,062	36,597	31,725

Investment income from fixed maturity investments increased for the year of 2014 due to a rise in overall bond yields and an increase in the portfolio from new money investment purchases as noted above relative to the fixed maturity portfolio.  In addition, the increase in the policy loans asset balance, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.

Realized Gains (Losses) on Investments. In 2014, investment gains on fixed maturities of $0.4 million were recorded due to calls by issuers and several sales and net gains on equity securities of $49,000 was related to the sale of several mutual funds in the current year. In 2013, we sold two equity bond funds which resulted in a realized loss of $0.4 million. The Company sold equity mutual funds in 2012, which were previously impaired, and realized gains of $0.6 million.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Realized investment gains (losses) are as follows.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Realized investment gains (losses):
Sales, calls and maturities
Fixed maturities	$359	199	824
Equity securities	49	(436)	636
Other long-term investments	—	(10)	55
Net realized investment gains (losses)	408	(247)	1,515
Other-than-temporary impairments ("OTTI"):
Fixed maturities	—	—	(1,319)
Equity securities	(427)	—	—
Other long-term investments	—	—	—
Realized losses on OTTI	(427)	—	(1,319)
Net realized investment gains (losses)	$(19)	(247)	196

Included in net realized investment gains and losses are OTTI on investments.  We recorded an OTTI write-down in 2014 of $427,000 related to two bond mutual fund issuers we no longer intend to hold until recovery of market value. In 2012 the write down related to a coal powered energy issuer.

Decrease in Fair Value of Warrants.  In 2012, all of the remaining warrants outstanding were either exercised or converted into our Class A common stock, due to an election by the warrant holders, or expiration. We recognized a gain on the decrease in fair value of warrants of $0.5 million in 2012.  The 2012 gain was the result of the significant decrease in the number of warrants outstanding due to expirations and exercises.  The warrant liability was calculated using the Black-Scholes option pricing model, which projects the future value of the warrants when they expire.  Current accounting standards require the change in the value of the warrant liability be recorded as a component of revenues.  When the liability increased we incurred a loss, and when the liability decreased we recognized income.  There were no warrants outstanding during 2013 or 2014.

Benefits and Expenses

	Years Ended December 31,
	2014	2013	2012

	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$68,269	64,427	64,656
Increase in future policy benefit reserves	82,847	74,220	66,676
Policyholders' dividends	10,102	9,470	9,091
Total insurance benefits paid or provided	161,218	148,117	140,423
Commissions	44,021	40,477	39,398
Other general expenses	36,591	26,590	25,664
Capitalization of deferred policy acquisition costs	(32,071)	(29,398)	(29,074)
Amortization of deferred policy acquisition costs	21,064	18,511	17,845
Amortization of cost of customer relationships acquired	2,182	2,408	2,467
Total benefits and expenses	$233,005	206,705	196,723

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Claims and Surrenders.  As noted in the table below, claims and surrenders increased from $64.4 million in 2013 to $68.3 million in 2014.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Death claims	$22,452	21,723	22,730
Surrender expenses	24,321	21,989	21,217
Endowment benefits	16,534	15,718	15,814
Property claims	1,535	2,010	2,309
Accident and health benefits	520	425	368
Other policy benefits	2,907	2,562	2,218
Total claims and surrenders	$68,269	64,427	64,656

•	The Company monitors death claims based upon expectations. These values may routinely fluctuate from year to year.

•
Policy surrenders increased in 2014, 2013 and 2012, but remained at a level that represents approximately 0.6% of direct ordinary whole life insurance inforce.  The increase in surrender expense is primarily related to our international business and is expected to increase over time due to the aging of this block of business.  A significant portion of surrenders relates to policies that have been in force over fifteen years and no longer have a surrender charge associated with them.  Total direct insurance inforce reported in 2014 was $4.9 billion compared to $4.7 billion in 2013 and $4.6 billion 2012.

•
Endowment benefits increased in 2014 compared to 2013 and 2012 amounts. We have a series of international policies that carry an immediate endowment benefit of an amount selected by the policy owner.  These benefits have been popular in the Pacific Rim and Latin America, where the Company has experienced increased interest in our guaranteed products in recent years.  Like policy dividends, annual guaranteed endowments are factored into the premium and, as such, the increase has no impact on profitability.  The Company expects these benefits to continue to increase as this block of business increases and persists.

•
Property claims decreased 24% to approximately $1.5 million in 2014 compared with the amount reported for 2013 due a decrease in weather related claims. The Hurricane Issac claims experience in 2012 included $0.5 million of losses within our retention limits.

Reserves.  The change in future policy benefit reserves has increased 11.6% and 11.3% in 2014 and 2013 due primarily to the current low interest rate environment necessitating higher reserves for policies issued in the last few years due to lower long term yield projections compared to prior assumptions. In addition, we continue to experience growth in new sales of endowment products, which require higher initial reserve levels, than whole life products. Endowment sales totaled approximately $16.9 million, $14.3 million and $14.3 million in 2014, 2013 and 2012, respectively.  In addition, we recorded an increase to reserves of $1.4 million due to estimated required additional death benefits on those life products we intend to remediate for compliance with IRC sections as noted above.

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

Commissions.  Commission expense fluctuates in a direct relationship to new and renewal insurance premiums and has increased 8.8% in 2014 compared to 2013 as premium revenues have increased.

Other General Expenses.  Total general expenses have increased significantly on a consolidated basis in 2014 due to the tax compliance issue we identified in 2015, which resulted in a $10.2 million expense for future liabilities recorded in the current year. In 2013, claims cost increased compared to 2012, related to our self insurance health plan for our employees resulting in approximately $0.5 million increase to our overall benefit expenses. We also had an increase in temporary labor staffing costs of

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

$0.2 million related to assistance with operations projects. In 2013, we also settled litigation in the amount of $0.2 million which was filed in the aftermath of Hurricane Katrina by the Louisiana Attorney General against all insurers writing homeowner policies in Louisiana.

We perform an expense study on an annual basis, utilizing an enterprise-wide time study, and we adjust cost allocations among entities as needed based upon this review.   Any allocation changes are reflected in the segment operations, but do not impact total expenses.

Deferred Policy Acquisition Costs.  Capitalized deferred policy acquisition costs ("DAC") were $32.1 million, $29.4 million and $29.1 million in 2014, 2013 and 2012.  These costs will vary based upon successful efforts related to newly issued policies and renewal business.  Significantly lower amounts are capitalized related to renewal business in correlation with the lower commissions paid on that business compared to first year business which have higher commission rates.

Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year. Amortization in 2014 increased as we experienced lower persistency in the life segment. Amortization costs increased in 2013 compared to 2012 as persistency began to decline from previous levels primarily in the life segment.  In addition, the prolonged low interest rate environment impacted the assumptions used in the development of the DAC asset for new policies issued.

Cost of Customer Relationships Acquired and Other Intangibles.  The lower amortization in 2014 was related primarily to lower amortization in SPLIC offset somewhat by amortization in MGLIC which was not in prior years amortization. The amortization level recorded in 2013 and 2012 was consistent due to no acquisition changes.

Federal Income Tax.  Federal income tax expense was $3.7 million, $2.1 million and $1.5 million in 2014, 2013 and 2012, respectively, resulting in effective tax rates of (134.0)%, 30.8% and 25.0%, respectively. The current year impact is the result of the tax compliance issue we identified in 2015 which impacted our current year effective tax rate negatively by approximately $3.5 million due to approximately $10.0 million of these costs not being deductible for tax. Additionally, the Company set up a tax expense of $2.1 million for an uncertain tax position that is effecting the 2014 tax rate. The Company began purchasing tax-exempt state and local bonds in the second half of 2011 and continued to do so the last several years in the non-insurance companies where the full tax benefit can be realized. In addition, the fair value change related to outstanding warrants of $0.5 million was reported as an increase in revenues in 2012 which was not taxable and also impacted our corporate tax rate. Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.

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

	Years Ended December 31,
	2014			2013
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$407,384,480	6,568	$62,026	$366,116,625	6,129	$59,735
Home Service	191,505,610	28,471	6,726	185,982,185	27,466	6,771

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance based on net income before federal income taxes.

	Income (Loss) Before Federal Income Taxes
	Years Ended December 31,
	2014	2013	2012

	(In thousands)
Life Insurance	$(4,907)	2,054	519
Home Service Insurance	2,870	6,027	6,365
Other Non-Insurance Enterprises	(743)	(1,150)	(848)
Total	$(2,780)	6,931	6,036

Life Insurance

Our Life Insurance segment primarily issues ordinary whole life insurance and endowment policies in U.S. Dollar-denominated amounts to foreign residents in approximately 30 countries through approximately 1,500 independent marketing consultants, and domestically through over 400 independent marketing firms and consultants throughout the United States.

	Years Ended December 31,
	2014	2013	2012

	(In thousands)
Revenue:
Premiums	$142,358	132,479	126,032
Net investment income	26,454	22,237	17,828
Realized investment gains (losses), net	(182)	(222)	512
Other income	504	891	319
Total revenue	169,134	155,385	144,691
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	46,021	42,908	43,537
Increase in future policy benefit reserves	77,707	71,100	63,481
Policyholders' dividends	10,045	9,400	8,846
Total insurance benefits paid or provided	133,773	123,408	115,864
Commissions	28,863	26,033	24,895
Other general expenses	19,274	11,326	10,961
Capitalization of deferred policy acquisition costs	(26,242)	(23,830)	(23,371)
Amortization of deferred policy acquisition costs	17,759	15,701	15,077
Amortization of cost of customer relationships acquired	614	693	746
Total benefits and expenses	174,041	153,331	144,172
Income (loss) before federal income tax expense	$(4,907)	2,054	519

Premiums.  Premium revenues increased for 2014 compared to 2013 and 2012, due to higher international renewal premiums, which have experienced strong persistency as this block of insurance ages.  First year premiums increased in the current year, reflecting improved new business production in all products internationally.  Sales from Colombia, Ecuador, Taiwan and Venezuela represented the majority of the first year premium increase.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Life Insurance premium breakout is detailed below.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Premiums:
First year	$22,142	19,568	18,819
Renewal	120,216	112,911	107,213
Total premium	$142,358	132,479	126,032

Endowment sales represent a significant portion of new business sales internationally, as these products continue to exceed our whole life sales in the current markets.  In addition, most of our life insurance policies contain a policy loan provision, which allows the policyholder to use cash value of a policy to pay premiums.  The policy loan asset balance increased 10.6% year over year.

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated. Our international business and premium collections could be impacted by future changes relative to laws, regulations or economic events in the countries from which we accept applications.

	Years ended December 31,
	2014		2013		2012
	(In thousands, except for %)
Country
Venezuela	$31,175	22.8%	$28,329	22.3%	$27,295	23.1%
Colombia	27,472	20.1	24,734	19.5	25,088	21.3
Taiwan	16,686	12.2	15,684	12.4	16,223	13.8
Ecuador	15,364	11.2	14,969	11.8	15,333	13.0
Argentina	8,979	6.6	9,343	7.4	10,360	8.8
Other Non-U.S.	37,298	27.1	33,702	26.6	23,684	20.0
Total	$136,974	100.0%	$126,761	100.0%	$117,983	100.0%

We continue to report strong first year and renewal premiums in our top producing countries as noted above, however this business is dependent on our clients having access to U.S. dollars. Our international business and premium collections could be impacted by future changes relative to laws, regulations or economic events in the countries from which we accept applications. Currently Venezuela is experiencing civil unrest due to local demonstrations against crime, corruption and soaring inflation. In addition, there could be law changes in countries that may impact activities of our independent consultants. See "Item 1A. Risk Factors" on pages 7 and 13 for additional information.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The following table sets forth our direct premiums by state from our domestic business for the periods indicated.

	Years ended December 31,
	2014		2013		2012
	(In thousands, except for %)
State
Texas	$2,630	36.1%	$2,701	34.6%	$5,318	42.0%
Indiana	1,363	18.7	2,000	25.6	1,726	13.6
Florida	687	9.4	634	8.1	606	4.8
Missouri	467	6.4	573	7.3	735	5.8
Kentucky	467	6.4	490	6.3	566	4.5
Other States	1,678	23.0	1,400	18.1	3,696	29.3
Total	$7,292	100.0%	$7,798	100.0%	$12,647	100.0%

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies. We entered a coinsurance agreement with an unaffiliated insurance company, Unified Life Insurance Company ("Unified"), under which it assumes substantially all of our accident and health policies. The coinsurance agreement allows for full assumption by Unified of this business upon approval by state insurance authorities. The decrease in premiums for 2014 and 2013 was due to the fact that Unified received state approval in many states and has obtained over 98% assumption of all policies through 2014.

Net Investment Income.  Net investment income has increased as the annual yield has increased 19 basis points in this segment from 2013, as discussed in the Consolidated Results of Operations above.

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands, except for %)
Net investment income	$26,454	22,237	17,828
Average invested assets, at amortized cost	623,498	549,578	494,289
Annualized yield on average invested assets	4.24%	4.05%	3.61%

Realized Investment Gains (losses), Net.  Realized losses of $0.2 million in 2014 and 2013 and gains of 0.5 million in 2012 were recognized due to the write-down and sale of mutual fund holdings in 2014 and 2013 and due to disposals in 2012 of previously impaired equity mutual funds.

Claims and Surrenders. A breakout of claims and surrender benefits is detailed below.

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Death claims	$5,461	5,627	7,134
Surrender expenses	21,265	19,123	18,601
Endowment benefits	16,506	15,702	15,790
Accident and health benefits	287	303	260
Other policy benefits	2,502	2,153	1,752
Total claims and surrenders	$46,021	42,908	43,537

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

•
Death claims expense decreased 3.0% in 2014 and decreased 21.1% in 2013 compared to 2012. Mortality experience has reflected improved results the past two years which is likely due to increased endowment sales and a client base that results in lower deaths reported. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

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

•
Other policy benefits increased in the current year due primarily to premium deposits and dividend accumulations policyholder liability accounts which have increased as these amounts credit a 4% interest rate, making them an attractive deposit in this low interest rate environment.

Increase in Future Policy Benefit Reserves.   Policy benefit reserves in 2014 increased compared to the same period in 2013, primarily from the effect of the current low interest rate environment on reserve development for policies issued in the last few years which have higher reserve build up compared to prior issue years. The accounting guidance of long duration contracts we sell requires the Company to “lock in” the original assumptions such as mortality, interest, surrenders and expenses at the time the initial policies are written, therefore gains or losses attributable to actual experience that differs from the original assumptions flows through the income statement in the period where in the differences occur.

In addition, reserves have risen year over year for all periods presented due to the increased sales of endowment products, which build up reserve balances more quickly compared to other life product sales.  Endowment sales totaled approximately $16.9 million, $14.3 million and $14.3 million, representing approximately 76.1%, 73.0% and 76.0% of total new first year premium in 2014, 2013, and 2012, respectively.

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

Capitalization and Amortization of Deferred Policy Acquisition Costs.  Capitalized costs increased, as commission related costs have increased in the current year compared to 2013.  Amortization of DAC increased in the current year by 13.1% from 2013 as we experienced increased lapse activity and the asset balance has increased in the current year.

Commissions.  Commission expense increase is directly related to the increase in premiums as noted above.  First year policy premiums pay a higher commission rate than renewal policy premiums.

Other General Expenses.  The expenses are allocated by segment, based upon an annual expense study performed by the Company. 2014 amounts are higher by $7.9 million as compared to 2013. This increase is due to the estimated remediation costs of $8.3 million associated with the tax compliance issue we identified in 2015. In 2013 expenses were up from 2012 amounts due to employee health claims, as we are self-insured, and employee costs associated with temporary employees assisting on operations projects that did not reappear in the current year.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Home Service Insurance

Our Home Service Insurance segment provides pre-need and final expense ordinary life insurance and annuities to middle and lower income individuals primarily in Louisiana, Mississippi and Arkansas.  Our policies in this segment are sold and serviced through funeral homes and a home service marketing distribution system utilizing over 500 employees and independent agents.

	Years Ended December 31,
	2014	2013	2012

	(In thousands)
Revenue:
Premiums	$46,174	43,679	43,841
Net investment income	13,234	13,075	12,724
Realized investment gains (losses), net	116	(19)	(343)
Other income	29	141	80
Total revenue	59,553	56,876	56,302
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	22,248	21,519	21,119
Increase in future policy benefit reserves	5,140	3,120	3,195
Policyholders' dividends	57	70	245
Total insurance benefits paid or provided	27,445	24,709	24,559
Commissions	15,158	14,444	14,503
Other general expenses	15,036	12,739	12,089
Capitalization of deferred policy acquisition costs	(5,829)	(5,568)	(5,703)
Amortization of deferred policy acquisition costs	3,305	2,810	2,768
Amortization of cost of customer relationships acquired	1,568	1,715	1,721
Total benefits and expenses	56,683	50,849	49,937
Income before federal income tax expense	$2,870	6,027	6,365

Premiums.  The premiums in this segment increased 5.7% in 2014 due to $2.0 million of premiums recorded related to the MGLIC acquisition in the current year. Premiums for 2013 compared to 2012 were flat as there was an increase in 2012 of approximately $180,000 of single premium revenues related to a system error in recording increasing policy benefits that are used to pay for paid up additions and were reflected as a one time adjustment as noted below under Policyholders' dividends.

The following table sets forth our direct premiums by state for the periods indicated.

	Years ended December 31,
	2014		2013		2012
	(In thousands)
State
Louisiana	$42,057	89.2%	$41,769	93.2%	$41,665	92.8%
Mississippi	2,631	5.6	493	1.1	451	1.0
Arkansas	1,652	3.5	1,690	3.8	1,863	4.1
Other States	832	1.7	875	1.9	937	2.1
Total	$47,172	100.0%	$44,827	100.0%	$44,916	100.0%

The increase in Mississippi is related to the MGLIC acquisition in the current year which is domiciled and licensed in Mississippi. Sales are made by independent funeral home agents.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Net Investment Income.  Net investment income has increased as our overall portfolio yield has increased 2 basis points from 2013 yield as discussed in the Consolidated Results of Operations above. MGLIC investment income is included for 10 months, the period of ownership during 2014.

Net investment income for our home service insurance segment is summarized as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands, except for %)
Net investment income	$13,234	13,075	12,724
Average invested assets, at amortized cost	296,355	290,340	291,229
Annualized yield on average invested assets	4.52%	4.50%	4.37%

Realized Investment Gains (Losses), Net.  In 2014 we recorded net gains of $0.1 million resulting from gains from calls and sales related to bonds of $0.2 million less an OTTI adjustment on mutual funds of $0.1 million. In 2013 we sold two bond mutual fund issues which resulted in a realized loss of $57,000 which was offset by bond gains on calls of $36,000. Net losses on investments of $0.3 million in 2012 is related to an OTTI adjustment on one coal energy provider debt issuer.

Claims and Surrenders.  A breakout of claims and surrender benefits is detailed below.

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Death claims	$16,991	16,096	15,596
Surrender expenses	3,056	2,866	2,616
Endowment benefits	28	16	24
Property claims	1,535	2,010	2,309
Accident and health benefits	233	122	108
Other policy benefits	405	409	466
Total claims and surrenders	$22,248	21,519	21,119

•
Death claims expense was higher in 2014 compared to 2013 primarily from increased claims liability of $0.6 million as part of the remediation costs associated with the tax compliance issue we identified in 2015. In addition, there were more reported claims totaling approximately $0.5 million related to MGLIC that are included in the current year.  Claims experience in 2013 and 2012 was flat. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•	Surrender expenses have increased as the Home Service block grows, and is consistent with expectations for the current economic conditions.

•
Property claims decreased in 2014 compared to 2013 as we noted more weather related claims in the prior year. In 2012 results reflected increased activity related to Hurricane Issac. Gross Isaac losses recorded were approximately $740,000 with reinsurance recoverable of $240,000.

Increase in Future Policy Benefit Reserves.  The current year change in reserves was minimal, excluding MGLIC additional reserves, as premiums were relatively flat and lapse experience was comparable for all three periods presented.

Policyholders' dividends. The increase in 2012 compared to subsequent years resulted from a manual adjustment that was properly set up in 2012 in the policy administration system to appropriately reflect increasing policy values from annual paid up additions. This one time increase in dividends paid and single premium revenue of approximately $180,000 had no impact on the overall

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

segment earnings for the year 2012. The reserve liability had been previously set up relative to this policy feature and was decreased by $35,000 based upon the system calculated value.

Commissions.  Commission expense, excluding MGLIC amounts of $0.5 million, were comparable for all three periods presented based upon premiums collected. We consolidated some collection routes in 2012, which resulted in elimination of one district office and its related staffing thereby also reducing some commission expense.

Other General Expenses.  These expenses are allocated by segment based upon an annual expense study performed by the Company. 2014 amounts are higher by $2.4 million as compared to 2013. This increase is due to the estimated remediation costs of $1.9 million associated with the tax compliance issue we identified in 2015. In addition, expenses in 2014 increased as MGLIC related expenses are included in this segment in the current year. Overall expenses were up in 2013 compared to 2012 due to an increase in employee health claims, as we are self insured and due to temporary employee labor costs as we had added staffing to assist with operations projects. In 2013, we also settled litigation in the amount of $0.2 million which was filed in the aftermath of Hurricane Katrina by the Louisiana Attorney General against all insurers writing homeowner policies in Louisiana.

Capitalization and Amortization of Deferred Policy Acquisition Costs ("DAC").  DAC capitalization is directly correlated to fluctuations in first year commissions.  Amortization was relatively level, excluding MGLIC, as we experienced comparable lapse rates in the three years presented in this segment.  We monitor lapse rates as a key component of our insurance operations.

Other Non-Insurance Enterprises

This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP, which typically results in a segment loss. In 2012 the fair value adjustment related to the Company's warrants to purchase Class A common stock were recorded which resulted in a gain of $0.5 million.  These amounts fluctuated due to the movement in our Class A common stock price and fair value calculation for warrants using the Black-Scholes valuation model. There were no warrants outstanding during 2014 or 2013.

Investments

Financial stability and the prevention of capital erosion are important investment considerations for the Company.  A primary investment goal is the conservation of assets due to the long-term nature of a significant portion of our liabilities.   The administration of our investment portfolios is handled internally, pursuant to board-approved investment guidelines, with all trading activity approved by a committee of each entity’s respective board of directors.  The guidelines used require that securities are of high quality and investment grade.  State insurance statutes prescribe the quality and percentage of the various types of investments that may be made by insurance companies and generally permit investment in qualified state, municipal, federal and foreign government obligations, high quality corporate bonds, preferred and common stock, mortgage loans and real estate within certain specified percentages.  The assets selected are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for our insurance company subsidiaries to meet their respective policyholder obligations.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets.

	December 31, 2014		December 31, 2013
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$55,246	5.0%	$75,908	7.6%
Corporate	257,867	23.1	378,807	38.2
Municipal bonds (2)	615,230	55.1	374,039	37.7
Mortgage-backed (1)	3,681	0.3	4,071	0.4
Foreign governments	135	—	127	—
Total fixed maturity securities	932,159	83.5	832,952	83.9
Cash and cash equivalents	50,708	4.5	54,593	5.5
Other investments:
Policy loans	54,032	4.8	48,868	4.9
Equity securities	69,879	6.3	47,259	4.8
Mortgage loans	628	0.1	671	0.1
Real estate and other long-term investments	8,266	0.8	8,485	0.8
Total cash, cash equivalents and investments	$1,115,672	100.0%	$992,828	100.0%

(1) Includes $3.2 million and $3.8 million of U.S. Government agencies and government-sponsored enterprise for the years ended December 31, 2014 and 2013, respectively.
(2) Includes $272.0 million and $226.6 million of securities guaranteed by third parties for the years ended December 31, 2014 and 2013, respectively.

The current year decline in U.S. government-sponsored securities is due to call activity from this sector and reinvestment into fixed maturity corporate and municipal bond categories.  The Company has increased investments in municipals primarily related to Build America taxable bonds, essential services and corporate issuer holdings in the utility sector.

At December 31, 2014, investments in fixed maturity and equity securities were 89.8% of our total cash, cash equivalents and investments.  All of our fixed maturities were classified as either available-for-sale or held-to-maturity securities at December 31, 2014 and 2013.  We had no fixed maturity or equity securities that were classified as trading securities at December 31, 2014 or 2013.

As previously discussed, our investment portfolios have been impacted significantly by the low interest rate environment over the past several years.  The following table shows investment yields by segment operations as of December 31 for each year presented.

	Business Segment
Year	Life Insurance	Home Service	Consolidated
2014	4.24%	4.52%	4.21%
2013	4.05%	4.50%	4.11%
2012	3.61%	4.37%	3.81%

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

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value.

	December 31, 2014		December 31, 2013
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$70,572	7.6%	$55,093	6.6%
AA	431,779	46.3	391,054	46.9
A	256,626	27.5	231,004	27.7
BBB	141,690	15.2	125,597	15.1
BB and other	31,492	3.4	30,204	3.7
Totals	$932,159	100.0%	$832,952	100.0%

The Company made new investments in municipals and corporate bonds, primarily public utility issuers.  Non-investment grade securities are the result of downgrades of issuers or securities acquired during acquisitions of companies, as the Company does not purchase below investment grade securities.

As of December 31, 2014, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	December 31, 2014
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands, except percentages)
AAA	$49,431	46,539	18,946	18,109	—	—	68,377	64,648	10.8%
AA	132,374	127,221	211,326	200,560	14,823	14,009	358,523	341,790	57.2
A	40,889	40,905	118,788	115,173	8,333	7,967	168,010	164,045	27.5
BBB	2,618	2,619	18,866	18,021	—	—	21,484	20,640	3.5
BB and other	531	475	5,186	5,354	513	578	6,230	6,407	1.0
Total	$225,843	217,759	373,112	357,217	23,669	22,554	622,624	597,530	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Municipals shown excluding third party guarantees

	December 31, 2014
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands, except percentages)
AAA	$20,494	20,102	4,335	4,274	—	—	24,829	24,376	4.1%
AA	108,807	104,153	154,545	146,104	11,803	10,988	275,155	261,245	43.7
A	39,199	37,701	138,846	133,670	9,938	9,610	187,983	180,981	30.3
BBB	7,917	8,348	24,484	22,998	—	—	32,401	31,346	5.2
BB and other	49,426	47,455	50,902	50,171	1,928	1,956	102,256	99,582	16.7
Total	$225,843	217,759	373,112	357,217	23,669	22,554	622,624	597,530	100.0%

The Company held investments in special revenue bonds that were greater than 10% of fair value based upon activity as of December 31, 2014, as shown in the table below.

Bond Issue Activity	Fair Value	Amortized cost	% of Total Fair Value
	(In thousands)
Education	$75,202	71,255	12.08%
Utilities	123,712	118,741	19.87%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The tables below represent the Company’s detailed exposure of municipal holdings in Louisiana and Texas, which comprise the most significant state concentrations of the total municipal portfolio as of December 31, 2014.

	December 31, 2014
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AA	$7,003	6,823	26,827	25,444	—	—	33,830	32,267
A	6,323	6,200	7,943	7,571	—	—	14,266	13,771
BBB	1,553	1,535	397	398	—	—	1,950	1,933
BB and other	—	—	4,533	4,718	—	—	4,533	4,718
Total	$14,879	14,558	39,700	38,131	—	—	54,579	52,689
Louisiana securities excluding third party guarantees
AA	$9,993	9,658	23,967	22,869	—	—	33,960	32,527
A	1,184	1,169	7,663	7,250	—	—	8,847	8,419
BBB	1,131	1,125	2,549	2,306	—	—	3,680	3,431
BB and other	2,571	2,606	5,521	5,706	—	—	8,092	8,312
Total	$14,879	14,558	39,700	38,131	—	—	54,579	52,689

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At December 31, 2014, total holdings of municipal securities in Louisiana represented 8.8% of all municipal holdings based upon fair value.  The Company also holds 25.2% of its municipal holdings in Texas issuers.

	December 31, 2014
	General Obligation		Special Revenue		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Texas securities including third party guarantees
AAA	$47,835	45,040	11,419	10,830	59,254	55,870
AA	42,250	41,329	20,944	20,084	63,194	61,413
A	3,476	3,432	21,032	20,165	24,508	23,597
BBB	—	—	10,231	9,641	10,231	9,641
Total	$93,561	89,801	63,626	60,720	157,187	150,521

Texas securities excluding third party guarantees
AAA	$20,034	19,652	2,212	2,194	22,246	21,846
AA	51,476	48,571	21,406	20,146	72,882	68,717
A	9,148	8,920	23,290	22,382	32,438	31,302
BBB	—	—	10,213	9,595	10,213	9,595
BB and other	12,903	12,658	6,505	6,403	19,408	19,061
Total	$93,561	89,801	63,626	60,720	157,187	150,521

There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of December 31, 2014.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

We recorded a write-down in 2014 of $0.4 million as a result of our OTTI analysis. There were no OTTI impairments recorded during 2013. We recorded an OTTI write-down in 2012 of $1.3 million related to one coal powered energy issuer debt security holding which has a maturity date in 2017. Based upon our analysis of whether declines in fair value below cost are temporary or other-than-temporary, management believes that our investments in fixed maturity investments at December 31, 2014 were not impaired, and no additional other-than-temporary losses need to be recorded.

Gross unrealized losses on fixed maturities available-for-sale amounted to $2.5 million as of December 31, 2014 and $13.1 million as of December 31, 2013.  This decrease in gross unrealized losses was due to a decrease in the interest rate environment.  There were $0.9 million and $0.4 million of gross unrealized losses on equity securities as of December 31, 2014 and 2013.  Information on unrealized gains and losses by category is set forth in our consolidated financial statements, Note 2 - Investments, in the "Notes to the Consolidated Financial Statements."

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

We believe we have established appropriate reinsurance coverage based upon our net retained insured liabilities compared to our surplus.

The effect of reinsurance on premiums is as follows.

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Direct premiums	$191,438	179,386	175,546
Reinsurance assumed	421	188	1,275
Reinsurance ceded	(3,327)	(3,416)	(6,948)
Net premiums	$188,532	176,158	169,873

Our insurance subsidiaries monitor the solvency of their reinsurers in seeking to minimize the risk of loss in the event of default by a reinsurer.  The primary reinsurers of our insurance subsidiaries are large, well-capitalized entities.

The effect of reinsurance on life insurance in force is as follows.

	For the Years Ended December 31,
	2014	2013	2012
	(In millions)
Direct written life insurance inforce	$4,911	4,732	4,642
Reinsurance assumed	269	352	801
Reinsurance ceded	(517)	(468)	(467)
Net life insurance inforce	$4,663	4,616	4,976

Virtually all of the Company's non-credit accident and health insurance has been reinsured and is administered by Unified Life Insurance Company, an unaffiliated party.  The reinsurance recoverables under this agreement are collateralized by assets held in a trust for the benefit of the reinsured policies.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The Company monitors the credit ratings of our life and property reinsurers.  The ratings by A.M. Best Company range from B+ (Good) to A+ (Superior).

SPFIC has first and second event catastrophe reinsurance coverage of $10.0 million per event and a retention level of $500,000 per event.  Thus, the first $500,000 of incurred claims and any claims in excess of $10.0 million are SPFIC's responsibility.  The reinsurance premium for first event catastrophe reinsurance was $967,000, $1,107,000 and $1,025,000 in 2014, 2013 and 2012, respectively.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.

Our liquidity requirements are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow, and there were no liquidity issues in 2014 or 2013.  Our investments consist of 66.4% of marketable debt securities and 6.6% of equity securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $97.9 million, $81.4 million and $69.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled fixed maturity security calls, maturities, redemptions, and prepayments, which totaled $71.4 million, $92.7 million and $326.7 million in 2014, 2013 and 2012.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investment activity totaled $104.0 million, $84.9 million and $50.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The outflows from investing activities for the year ended December 31, 2014, primarily related to the investment of excess cash and cash equivalents generated from operations during 2014.  The Company's cash flows from financing activities were $2.1 million in 2014, $1.7 million in 2013 and $3.8 million in 2012.

In the first quarter of 2015, we announced that we identified that a substantial portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 7702A of the Internal Revenue Code ("IRC") of 1986. As a result, we have established a reserve of $11.4 million for probable expenses and liabilities associated with this tax compliance matter, which amount represents the low end of management’s estimated range of those probable expenses and liabilities of $11.4 million to $40.0 million net of tax. This estimated range includes projected toll charges and fees as well as increased claims liability for past claims, reserves increases to bring policies into compliance and other probable liabilities resulting from this tax compliance matter. Our estimated range reflects the uncertainties with respect to the required course of action and other matters unknown at this time. Currently, management believes there is not a specific estimable amount for these probable liabilities and expenses which is more likely than other specific amounts within our estimated range. The process of determining our estimated range was a complex undertaking and involved management’s judgment based upon a variety of factors known at the time. Given the number of factors considered and the significant variables assumed in establishing our estimated range, actual amounts incurred may exceed our reserve and may exceed the high end of our estimated range of expenses and liabilities.

This tax compliance issue impacts our policyholders and their tax liabilities relative to these products that fail 7702 qualifications and will not be remediated. The exposure related to future sales or products in force is unknown at this time. Policyholders could

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

decide to surrender their policies due to this issue which would subsequently result in higher cash outflows due to an increase in surrender activity.

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

At December 31, 2014, all of our insurance subsidiaries were above the required minimum RBC levels.

In 2013, CICA contributed 50,000 shares of Citizens, Inc. Class A common stock to CNLIC as a capital contribution due to minimum capital and surplus considerations.  The contributed shares had a fair market contributed value of and $0.4 million.  These shares were subsequently purchased by Citizens, Inc., the ultimate parent, for $0.4 million cash in 2013.  Citizens, Inc. also purchased Class A Common shares in 2012 from CTI with an approximate fair value of $0.5 million. These transactions have been eliminated under consolidation accounting rules.

Contractual Obligations and Off-balance Sheet Arrangements

We have committed to the following contractual obligations as of December 31, 2014, with the payments due by the period indicated below:

Contractual Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Operating leases	$945	468	426	51	—
Future policy benefit reserves:
Life insurance	920,149	337	1,891	17,744	900,177
Annuities	59,727	29,997	13,445	5,797	10,488
Accident and health	1,216	1,216	—	—	—
Total future policy benefit reserves	981,092	31,550	15,336	23,541	910,665
Policy claims payable:
Life insurance	8,900	8,900	—	—	—
Accident and health	247	247	—	—	—
Casualty	413	413	—	—	—
Total policy claims payable	9,560	9,560	—	—	—
Total contractual obligations	$991,597	41,578	15,762	23,592	910,665

The payments related to the future policy benefits and policy claims payable reflected in the table above have been projected utilizing assumptions based upon our historical experience and anticipated future experience.

The Company does not have off-balance sheet arrangements at December 31, 2014 and, therefore, does not expect any future effects on the Company's financial condition related to any such arrangements.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Parent Company Liquidity and Capital Resources

Citizens is a holding company and has had minimal operations of its own.  Our assets consist of the capital stock of our subsidiaries, cash, fixed income securities, mutual funds and investment real estate.  Our cash flows depend primarily upon the availability of statutorily permissible payments, primarily payments under management agreements from our two primary life insurance subsidiaries, CICA and SPLIC.  The ability to make payments is limited by applicable laws and regulations of Colorado, CICA's state of domicile, and Louisiana, SPLIC's state of domicile, which subject insurance operations to significant regulatory restrictions.  These laws and regulations require, among other things, that these insurance subsidiaries maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay to the holding company.  We historically have not relied upon dividends from subsidiaries for our cash flow needs.  However, CICA and SPLIC both dividend available funds from time to time in relation to new acquisition target strategies.  CICA has contributed amounts in the form of dividends to Citizens totaling
$5.3 million and $5.4 million in 2014 and 2012, respectively.

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

We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the "lock-in concept”) unless a premium deficiency exists.  Management monitors these assumptions and has determined that a premium deficiency did not exist as of December 31, 2014.  Management believes that our policy liabilities and increase in future policy benefit reserves as of the years ended December 31, 2014, 2013 and 2012 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Deferred Policy Acquisition Costs

Acquisition costs, consisting of commissions and policy issuance, underwriting and agency expenses that relate to and vary with the successful production of new business, are deferred.  These deferred policy acquisition costs are amortized primarily over the estimated profits, using the same assumptions as were used in computing liabilities for future policy benefits.

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

Inherent in the capitalization and amortization of deferred policy acquisition costs are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization.  Approximately 93.0% of our capitalized deferred acquisition costs are attributed to first year excess commissions.  The remaining 7.0% are attributed to costs that vary with and are directly related to the successful acquisition of new insurance business.  Those costs generally include costs related to the production, underwriting and issuance of new business.

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 30 years.  The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions.  The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period.  The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs.  Management believes that our deferred policy acquisition costs and related amortization for the years ended December 31, 2014, 2013 and 2012 limits the amount of deferred costs to its estimated realizable value.  This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next thirty years.  The CCRA is then evaluated utilizing reasonable assumptions.  Management believes our CCRA and related amortization is recoverable for the years ended December 31, 2014, 2013 and 2012.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

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

The goodwill impairment test follows a multi-step process as defined under current accounting guidance.  An initial review may be performed whereby the assessment is based upon a qualitative factors before performing the first test step. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess.

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	December 31, 2014			December 31, 2013
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)
Fixed maturities, available-for-sale	$667,966	707,227	39,261	595,944	605,256	9,312
Fixed maturities, held-to-maturity	224,932	232,891	7,959	227,696	223,533	(4,163)
Total fixed maturities	$892,898	940,118	47,220	823,640	828,789	5,149
Total equity securities	$68,787	69,879	1,092	45,883	47,259	1,376

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised over 88.4% of our cash and investment portfolio as of December 31, 2014.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, state and municipal bonds, and corporate bonds.  Approximately 66.2% of the fixed maturities we owned at market value on December 31, 2014 are state and political subdivisions which are primarily municipal holdings. These holdings are diversified over several states.

To manage interest risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity on an annual basis with respect to our fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The Company performed an analysis of fair value changes using assumed 100 basis point upward shifts in interest rates, noting that the fair value of our fixed maturity investment portfolio of $940.1 million would decrease approximately $60.6 million to a fair value of $879.5 million upon a 100 basis point increase.  The following table shows the effects on the fair values of our fixed maturity investments based upon these scenarios.

	Fair Values of Fixed Maturity Investments Changes in Interest Rates in Basis Points
	0	+100	+200	+300
	(In thousands)
Assumed fair value	$940,118	879,527	834,020	783,895

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

There are no fixed maturities or other investments that we classify as trading instruments.  Approximately 75.2% of fixed maturities were held in available-for-sale and 24.8% in held-to-maturity based upon fair value at December 31, 2014.  At December 31, 2014 and 2013, we had no investments in derivative instruments, subprime loans or CDOs (collateralized debt obligations).

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 6.6% of our total investments at December 31, 2014, with 97.1%% invested in diversified equity and bond mutual funds.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

(b) Management Report on Internal Control over Financial Reporting

Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Management assessed internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Framework("COSO").  Based on this assessment, management has concluded that the Company's internal control over financial reporting as of December 31, 2014 was not effective due to a material weakness in our control environment related to key employee competency as described below.

We became aware of an ineffective executive management review control as it pertains to our actuarial function that was relied upon by management. As part of an internal operation review of the life insurance products issued by our subsidiary insurance companies, the Company’s management determined during the first quarter of 2015 that a substantial portion of its endowment policies and whole life insurance policies do not qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 7702A of the Internal Revenue Code ("IRC") of 1986. The policies at issue were primarily sold to non-U.S. citizens residing abroad. As a result, we have estimated that the failure of these policies to qualify under the IRC sections above could result in additional expenses of $11.4 million to $40.0 million net of tax, related to projected toll charges and fees as well as increased claims liability for past claims and reserves increases to bring policies into compliance. Due to the nature of this failure we believe this is an entity level control failure related to personnel competency and a lack of the appropriate sensitivity and precision in executive management’s review of the actuarial function. Therefore, management assesses that there was a reasonable possibility that the Company's annual or quarterly financial statements could have contained a material misstatement that would not have been detected.

Management has begun to remediate this material weakness by removing the Company’s Chief Actuary and obtaining additional actuarial resources with appropriate expertise.   Management also intends to initiate an enhanced risk assessment program to mitigate this type of risk in the future, including, but not limited to, more robust internal controls directly related to the review of all aspects of the actuarial process.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting.  The report is included in item 9A(d) of this annual report.

(c) Change in Internal Control over Financial Reporting

During 2014, there have been no changes in the Company's internal controls over financial reporting that materially affect or are reasonably likely to affect the Company's internal controls over financial reporting.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

(d) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Citizens, Inc.:

We have audited Citizens, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Citizens, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the executive management review control as it pertains to the actuarial function that was relied upon by management. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citizens, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated April 6, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Citizens, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP

San Antonio, Texas
April 6, 2015

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 9B.   OTHER INFORMATION

None

PART III

Items 10, 11, 12, 13 and 14 of this Report incorporate by reference the information in our definitive proxy material under the headings "Election of Directors and Executive Officers," "Executive Officer and Director Compensation," "Stock and Principal Stockholders," "Control of the Company," and "Principal Accounting Fees and Services," to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Citizens, Inc.:

We have audited the accompanying consolidated statements of financial position of Citizens, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014.  Our audit also included the financial statement schedules II, III, and IV under Item 15 of the Index. These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Framework and our report dated April 6, 2015 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas
April 6, 2015

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position December 31, (In thousands)

Assets	2014	2013
Investments:
Fixed maturities available-for-sale, at fair value (cost: $667,966 and $595,944 in 2014 and 2013, respectively)	$707,227	605,256
Fixed maturities held-to-maturity, at amortized cost (fair value: $232,891 and $223,533 in 2014 and 2013, respectively)	224,932	227,696
Equity securities available-for-sale, at fair value (cost: $68,787 and $45,883 in 2014 and 2013, respectively)	69,879	47,259
Mortgage loans on real estate	628	671
Policy loans	54,032	48,868
Real estate held for investment (less $1,575 and $1,429 accumulated depreciation in 2014 and 2013, respectively)	8,131	8,440
Other long-term investments	135	45
Total investments	1,064,964	938,235
Cash and cash equivalents	50,708	54,593
Accrued investment income	13,457	12,251
Reinsurance recoverable	4,425	4,394
Deferred policy acquisition costs	157,468	146,691
Cost of customer relationships acquired	23,542	23,374
Goodwill	17,255	17,160
Other intangible assets	976	851
Deferred tax asset	66,269	—
Property and equipment, net	6,352	6,662
Due premiums, net (less $1,364 and $1,429 allowance for doubtful accounts in 2014 and 2013, respectively)	10,777	11,209
Prepaid expenses	301	95
Other assets	1,061	765
Total assets	$1,417,555	1,216,280

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position December 31, (In thousands, except share amounts)

Liabilities and Stockholders' Equity	2014	2013
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$920,149	834,269
Annuities	59,727	55,485
Accident and health	1,216	1,250
Dividend accumulations	15,974	13,662
Premiums paid in advance	39,712	32,560
Policy claims payable	9,560	9,488
Other policyholders' funds	7,551	7,982
Total policy liabilities	1,053,889	954,696
Commissions payable	3,284	2,562
Deferred federal income tax	—	1,704
Current federal income tax payable	78,818	590
Other liabilities	23,205	10,919
Total liabilities	1,159,196	970,471
Commitments and contingencies (Notes 5 and 8)
Stockholders' equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized 52,215,852 shares issued and outstanding 2014 and 2013, including shares in treasury of 3,135,738 in 2014 and 2013	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2014 and 2013	3,184	3,184
Accumulated deficit	(19,047)	(12,542)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	25,850	6,795
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	258,359	245,809
Total liabilities and stockholders' equity	$1,417,555	1,216,280

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) For the Years ended December 31, (In thousands, except share amounts)

	2014		2013		2012
Revenues:
Premiums:
Life insurance		$181,857		169,683		163,170
Accident and health insurance		1,557		1,529		1,635
Property insurance		5,118		4,946		5,068
Net investment income		41,062		36,597		31,725
Realized investment gains (losses), net		(19)		(247)		196
Decrease in fair value of warrants		—		—		451
Other income		650		1,128		514
Total revenues		230,225		213,636		202,759
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		68,269		64,427		64,656
Increase in future policy benefit reserves		82,847		74,220		66,676
Policyholders' dividends		10,102		9,470		9,091
Total insurance benefits paid or provided		161,218		148,117		140,423
Commissions		44,021		40,477		39,398
Other general expenses		36,591		26,590		25,664
Capitalization of deferred policy acquisition costs		(32,071)		(29,398)		(29,074)
Amortization of deferred policy acquisition costs		21,064		18,511		17,845
Amortization of cost of customer relationships acquired		2,182		2,408		2,467
Total benefits and expenses		233,005		206,705		196,723
Income before federal income tax expense		(2,780)		6,931		6,036
Federal income tax expense		3,725		2,138		1,507
Net income (loss)		(6,505)		4,793		4,529
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	$(0.13)		0.10		0.09
Basic and diluted earnings (losses) per share of Class B common stock	(0.07)		0.05		0.05
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period		29,328		(34,183)		15,130
Reclassification adjustment for (gains) losses included in net income		20		227		105
Unrealized gains (losses) on available-for-sale securities, net		29,348		(33,956)		15,235
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale securities		10,293		(11,864)		5,520
Other comprehensive income (loss)		19,055		(22,092)		9,715
Comprehensive income (loss)		$12,550		(17,299)		14,244

See accompanying notes to consolidated financial statements

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2014, 2013, 2012
(In thousands)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stockholders' equity
	Class A	Class B
Balance at January 1, 2012	$258,548	3,184	(21,851)	19,172	(11,011)	248,042
Comprehensive income:
Net income	—	—	4,529	—	—	4,529
Unrealized investment gains, net	—	—	—	9,715	—	9,715
Total comprehensive income	—	—	4,529	9,715	—	14,244
Warrants Exercised	835	—	(13)	—	—	822
Balance at December 31, 2012	259,383	3,184	(17,335)	28,887	(11,011)	263,108
Comprehensive income:
Net income	—	—	4,793	—	—	4,793
Unrealized investment losses, net	—	—	—	(22,092)	—	(22,092)
Total comprehensive income	—	—	4,793	(22,092)	—	(17,299)
Warrants Exercised	—	—	—	—	—	—
Balance at December 31, 2013	259,383	3,184	(12,542)	6,795	(11,011)	245,809
Comprehensive income:
Net loss	—	—	(6,505)	—	—	(6,505)
Unrealized investment gain, net	—	—	—	19,055	—	19,055
Total comprehensive income	—	—	(6,505)	19,055	—	12,550
Balance at December 31, 2014	$259,383	3,184	(19,047)	25,850	(11,011)	258,359

Consolidated Statements of Stockholders' Equity, Continued For the Years Ended December 31, 2014, 2013, 2012 (In thousands)

A summary of the number of shares of common stock of Class A, Class B and treasury stock issued is as follows:

	Common Stock		Treasury
	Class A	Class B	Stock
Balance at January 1, 2012	52,089	1,002	(3,136)
Warrants exercised	127	—	—
Balance at December 31, 2012	52,216	1,002	(3,136)
Warrants exercised	—	—	—
Balance at December 31, 2013	52,216	1,002	(3,136)
Warrants exercised	—	—	—
Balance at December 31, 2014	52,216	1,002	(3,136)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows For the Years Ended December 31, (In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(6,505)	4,793	4,529
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments and other assets	19	247	(196)
Net deferred policy acquisition costs	(11,007)	(10,887)	(11,229)
Amortization of cost of customer relationships acquired	2,182	2,408	2,467
Decrease in fair value of warrants	—	—	(451)
Depreciation	1,116	1,257	1,233
Amortization of premiums and discounts on investments	9,738	8,916	6,082
Deferred federal income tax benefit	(79,175)	(3,733)	(2,159)
Change in:
Accrued investment income	(1,110)	(1,947)	(2,517)
Reinsurance recoverable	(31)	5,257	(89)
Due premiums	432	(682)	(1,358)
Future policy benefit reserves	82,767	69,933	66,394
Other policyholders' liabilities	8,840	3,820	5,200
Federal income tax receivable	78,207	860	631
Commissions payable and other liabilities	13,003	732	516
Other, net	(542)	440	217
Net cash provided by operating activities	97,934	81,414	69,270
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	3,074	316	576
Maturities and calls of fixed maturities, available-for-sale	50,405	54,273	156,863
Maturities and calls of fixed maturities, held-to-maturity	20,991	38,413	169,880
Purchase of fixed maturities, available-for-sale	(128,906)	(105,827)	(220,401)
Purchase of fixed maturities, held-to-maturity	(18,032)	(75,365)	(145,770)
Sale of equity securities, available-for-sale	15,029	5,996	2,855
Calls of equity securities, available-for-sale	200	500	920
Purchase of equity securities, available-for-sale	(36,297)	—	(10,000)
Principal payments on mortgage loans	43	838	48
Increase in policy loans, net	(5,164)	(5,875)	(3,903)
Sale of other long-term investments	2	2	5
Purchase of other long-term investments	(4)	(86)	(116)
Purchase of property and equipment	(481)	(393)	(619)
Maturity of short-term investments	—	2,872	2,000
Purchase of short-term investments	—	(531)	(2,378)
Cash used in acquisition, net	(4,810)	—	—
Net cash used in investing activities	(103,950)	(84,867)	(50,040)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows For the Years Ended December 31, Continued (In thousands)

	2014	2013	2012

Cash flows from financing activities:
Warrants exercised	$—	—	822
Annuity deposits	7,243	6,296	7,030
Annuity withdrawals	(5,112)	(4,549)	(4,038)
Net cash provided by financing activities	2,131	1,747	3,814
Net increase (decrease) in cash and cash equivalents	(3,885)	(1,706)	23,044
Cash and cash equivalents at beginning of year	54,593	56,299	33,255
Cash and cash equivalents at end of year	$50,708	54,593	56,299
Supplemental Disclosure of Operating Activities:
Cash paid during the year for income taxes	$4,670	5,011	3,036

See accompanying notes to consolidated financial statements.

Supplemental Disclosure of Non-Cash Investing Activities:

None

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

The consolidated financial statements include the accounts and operations of Citizens, Inc. ("Citizens"), a Colorado corporation, and its wholly-owned subsidiaries, CICA Life Insurance Company of America ("CICA"), Citizens National Life Insurance Company ("CNLIC"), Security Plan Life Insurance Company ("SPLIC"), Security Plan Fire Insurance Company ("SPFIC"), Magnolia Guaranty Life Insurance Company ("MGLIC"), Computing Technology, Inc. ("CTI"), and Insurance Investors, Inc. ("III").  All significant inter-company accounts and transactions have been eliminated.  Citizens and its wholly-owned subsidiaries are collectively referred to as "the Company", "we," or "our."

In accordance with our purchase agreement dated October 7, 2013, we finalized the MGLIC stock acquisition on March 7, 2014 for approximately $5.2 million in cash consideration. The assets recorded as of acquisition were $12.0 million, liabilities of $6.8 million and stockholders equity of $5.2 million. We recorded goodwill of $0.1 million related to this purchase. This entity is reported as part of our home service segment and is a wholly owned subsidiary of SPLIC.

We provide primarily life insurance and endowments, as well as a small amount of health insurance policies, through four of our subsidiaries - CICA, SPLIC, MGLIC, and CNLIC.  CICA and CNLIC issue ordinary whole-life policies, burial insurance, pre-need policies, and accident and health related policies throughout the Midwest and southern United States.  CICA also issues ordinary whole-life and endowment policies to non-U.S. residents.  SPLIC and MGLIC offer final expense and industrial life insurance in Louisiana, Arkansas and Mississippi, and SPFIC, a wholly-owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana.

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

The Company had cash equivalents and fixed maturities with an aggregate fair value of $10.3 million and $9.3 million at December 31, 2014 and 2013, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

Inherent in the capitalization and amortization of deferred policy acquisition costs are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization.  Approximately 93% of our capitalized deferred acquisition costs are attributed to first year and renewal excess commissions.  The remaining 7% are attributed to costs that vary with and are directly related to the successful acquisition of new insurance business.  Those costs generally include costs related to the production, underwriting and issuance of new business.

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less the benefit and expense portion of premium) for the next 30 years.  The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions.  Management believes that our deferred policy acquisition costs and related amortization for the years ended December 31, 2014, 2013 and 2012 limits the amount of deferred costs to its estimated realizable value.  This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.

The components of deferred acquisition costs from year to year are summarized as follows:

	For the Years Ended December 31,
	2014	2013	2012

	(In thousands)
Balance at beginning of period	$146,691	135,569	124,542
Capitalized	32,071	29,398	29,074
Amortized	(21,064)	(18,511)	(17,845)
Effects of unrealized (gains) losses	(230)	235	(202)
Balance at end of period	$157,468	146,691	135,569

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less the benefit and expense portion of premium) for the next thirty years.  The CCRA is then evaluated utilizing reasonable assumptions.  Management believes that our CCRA and related amortization is recoverable for the years ended December 31, 2014, 2013 and 2012.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Cost of customer relationships acquired relative to purchased blocks of insurance is summarized as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of period	$23,374	25,116	27,945
Acquisitions	2,762	—	—
Amortization	(2,182)	(2,408)	(2,467)
Change in effects of unrealized (gains) losses on CCRA	(412)	666	(362)
Balance at end of period	$23,542	23,374	25,116

Estimated amortization of cost of customer relationship acquired in each of the next five years and thereafter is as follows.  Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

Amount
(In thousands)
Year:
2015	$1,930
2016	1,730
2017	1,589
2018	1,464
2019	1,351
Thereafter	16,290
24,354
Effects of unrealized (gains) losses on CCRA	(812)
Total	$23,542

The value of CCRA in our various acquisitions, which is included in cost of customer relationships acquired in the accompanying consolidated financial statements, was determined based on the present value of future profits discounted at annual rates ranging from 3.7% to 8.5%.

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

Unpaid claims on accident and health policies represent the estimated liability for benefit expenses, both reported but not paid and incurred but not reported to the Company.  Liabilities for unpaid claims are estimated using individual case basis valuations and statistical analyzes.  Those estimates are subject to the effects of trends in claim severity and frequency.

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

Goodwill and Other Intangible Assets

Goodwill is the difference between the purchase price in a business combination and the fair value of assets and liabilities acquired, and is not amortized.  Other intangible assets include various state insurance licenses, which have been determined to have indefinite useful lives and, therefore, are not amortized. Both goodwill and other intangible assets with indefinite useful lives are subject to annual impairment analyzes.

The goodwill impairment test uses a two-step process as set forth under current accounting guidance.  In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess.

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

As of December 31, 2014, the Company had goodwill of $12.6 million allocated to the Life Insurance segment and $4.6 million allocated to the Home Service Insurance segment.  The Company completes its annual goodwill assessment for the individual reporting units within the Life Insurance segment and Home Service Insurance segment as of December 31 each year.  There was no impairment of goodwill in 2014, 2013 or 2012.

Goodwill is summarized as follows:

Net Amount
(In thousands)
Balance at January 1, 2012 and 2013	$17,160
Acquisition	95
Adjustments	—
Balance at December 31, 2014	$17,255

Participating Policies

At December 31, 2014 and 2013, participating business approximated 60.7% of direct life insurance in force.

Future policy benefits on participating policies are estimated based on net level premium reserves for death and endowment policy benefits with interest rates ranging from 3% to 8%, and the cash surrender values described in such contracts.  The scaling rate used for the 2014 portfolio ranged between 3.7% for 2 years and then going up to 5% over 15 years and remaining there for the duration.  Earnings and dividends on participating policies are allocated based on policies in force.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended December 31,
	2014	2013	2012

	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$(6,505)	4,793	4,529
Net income (loss) allocated to Class A common stock	$(6,439)	4,745	4,483
Net income (loss) allocated to Class B common stock	(66)	48	46
Net income (loss)	$(6,505)	4,793	4,529
Denominator:
Weighted average shares of Class A outstanding - basic and diluted	49,080	49,080	49,005
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002	1,002
Total weighted average shares outstanding - basic and diluted	50,082	50,082	50,007
Basic and diluted earnings (losses) per share of Class A common stock	$(0.13)	0.10	0.09
Basic and diluted earnings (losses) per share of Class B common stock	(0.07)	0.05	0.05

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

The following is a summary of property and equipment.

	For the Years Ended December 31,
	2014	2013
	(In thousands)
Property and equipment:
Home office, land and buildings	$9,853	9,696
Furniture and equipment	2,504	2,472
Electronic data processing equipment	4,588	4,170
Automobiles and marine assets	368	373
Airplane	3,345	3,345
Total property and equipment	20,658	20,056
Accumulated depreciation	(14,306)	(13,394)
Balance at end of period	$6,352	6,662

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 2: Investments

The Company invests primarily in fixed maturity securities, which totaled 83.6% of total investments and cash and cash equivalents at December 31, 2014.  Holdings in high quality fixed maturity securities rated A or higher by Standard & Poor's, Inc. totaled 81.4% of investment holdings in this category, reflecting the conservative investment philosophy of the Company.

	December 31, 2014		December 31, 2013
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$932,159	83.6	$832,952	83.9
Equity securities	69,879	6.3	47,259	4.8
Mortgage loans	628	0.1	671	0.1
Policy loans	54,032	4.8	48,868	4.8
Real estate and other long-term investments	8,266	0.7	8,485	0.9
Cash and cash equivalents	50,708	4.5	54,593	5.5
Total cash, cash equivalents and investments	$1,115,672	100.0	$992,828	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The cost, gross unrealized gains and losses and fair value of investments in fixed maturities and equity securities, as of December 31, 2014 and 2013, are as follows.

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$10,056	2,924	—	12,980
U.S. Government-sponsored enterprises	38,312	1,937	—	40,249
States and political subdivisions	404,657	19,146	1,448	422,355
Foreign governments	104	31	—	135
Corporate	211,410	17,441	1,024	227,827
Commercial mortgage-backed	223	8	—	231
Residential mortgage-backed	3,204	249	3	3,450
Total available-for-sale securities	667,966	41,736	2,475	707,227
Held-to-maturity securities:
U.S. Government-sponsored enterprises	2,017	178	—	2,195
States and political subdivisions	192,875	7,782	388	200,269
Corporate	30,040	947	560	30,427
Total held-to-maturity securities	224,932	8,907	948	232,891
Total fixed maturity securities	$892,898	50,643	3,423	940,118
Equity securities:
Stock mutual funds	$16,005	1,657	66	17,596
Bond mutual funds	50,976	60	796	50,240
Common stock	65	—	14	51
Preferred stock	1,741	253	2	1,992
Total equity securities	$68,787	1,970	878	69,879

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$10,115	2,348	—	12,463
U.S. Government-sponsored enterprises	53,587	1,209	228	54,568
States and political subdivisions	341,673	6,242	11,449	336,466
Foreign governments	104	23	—	127
Corporate	186,671	12,289	1,399	197,561
Commercial mortgage-backed	300	9	—	309
Residential mortgage-backed	3,494	270	2	3,762
Total available-for-sale securities	595,944	22,390	13,078	605,256
Held-to-maturity securities:
U.S. Government-sponsored enterprises	8,877	197	3	9,071
States and political subdivisions	181,246	1,633	6,412	176,467
Corporate	37,573	771	349	37,995
Total held-to-maturity securities	227,696	2,601	6,764	223,533
Total fixed maturity securities	$823,640	24,991	19,842	828,789
Equity securities:
Stock mutual funds	$10,463	1,506	—	11,969
Bond mutual funds	35,080	—	417	34,663
Common stock	17	—	5	12
Preferred stock	323	292	—	615
Total equity securities	$45,883	1,798	422	47,259

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

For investments of available-for-sale fixed maturities that have unrealized losses as of December 31, 2014, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows.

	December 31, 2014
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$43,776	318	47	33,716	1,130	24	77,492	1,448	71
Corporate	26,671	780	24	2,530	244	2	29,201	1,024	26
Residential mortgage-backed	159	2	5	33	1	1	192	3	6
Total available-for-sale securities	70,606	1,100	76	36,279	1,375	27	106,885	2,475	103
Held-to-maturity securities:
States and political subdivisions	21,233	74	16	15,429	314	21	36,662	388	37
Corporate	3,866	285	4	2,746	275	2	6,612	560	6
Total held-to-maturity securities	25,099	359	20	18,175	589	23	43,274	948	43
Total fixed maturities	$95,705	1,459	96	54,454	1,964	50	150,159	3,423	146
Equity securities:
Stock mutual funds	$5,224	66	4	—	—	—	5,224	66	4
Bond mutual funds	26,228	796	4	—	—	—	26,228	796	4
Preferred stocks	234	2	4	—	—	—	234	2	4
Common stocks	46	1	2	4	13	9	50	14	11
Total equities	$31,732	865	14	4	13	9	31,736	878	23

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

We monitor all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. Our impairment review, in accordance with current guidance, is performed by the Company at each reporting date and management uses its best judgment to decide if impairment is other-than-temporary.  We determine other-than-temporary impairment by reviewing relevant evidence related to the specific security issuer, as well as our intent to sell the security or whether we more likely than not will be required to sell the security before its anticipated recovery.  All securities with a market price below par were segregated and reviewed as of December 31, 2014 based upon the items above for impairment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

For investments of available-for-sale fixed maturities and equity securities that have unrealized losses as of December 31, 2013, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The amortized cost and fair value of fixed maturities at December 31, 2014 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon the final stated maturity.

	Cost or Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$29,955	30,331
Due after one year through five years	121,051	127,168
Due after five years through ten years	92,595	97,779
Due after ten years	424,365	451,949
Total available-for-sale securities	667,966	707,227
Held-to-maturity securities:
Due in one year or less	15,728	15,808
Due after one year through five years	22,850	23,414
Due after five years through ten years	56,920	59,264
Due after ten years	129,434	134,405
Total held-to-maturity securities	224,932	232,891
Total fixed maturities	$892,898	940,118

The Company had no investments in any one entity which exceeded 10% of stockholders' equity at December 31, 2014.  In addition, there were no investments that were non-income producing for the year ended December 31, 2014.

Major categories of net investment income are summarized as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Investment income on:
Fixed maturities	$36,670	32,604	27,470
Equity securities	1,986	1,839	2,158
Mortgage loans on real estate	42	68	104
Policy loans	4,172	3,637	3,332
Long-term investments	287	229	234
Other	45	64	99
Total investment income	43,202	38,441	33,397
Investment expenses	(2,140)	(1,844)	(1,672)
Net investment income	$41,062	36,597	31,725

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Proceeds and gross realized gains and losses from sales of fixed maturities available-for-sale for 2014, 2013 and 2012 are summarized as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Proceeds	$3,074	316	576
Gross realized gains	$235	7	54
Gross realized losses	$—	1	3

In 2014, two bonds were sold for a gain related to the non-insurance subsidiaries holdings. Certain securities were sold during 2012 from a tax planning perspective and due to statutory reporting considerations related to non-rated securities.
There were no securities sold from the held-to-maturity portfolio in 2014, 2013 or 2012.

Proceeds and gross realized gains and losses from sales of equity securities for 2014, 2013 and 2012 are summarized as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Proceeds	$15,029	5,996	2,855
Gross realized gains	$118	—	632
Gross realized losses	$169	428	—

In 2014, the Company sold three equity and bond mutual funds that resulted in a net loss of $51,000 due to circumstances that arose based upon the current environment and due to the fact that they were shorter duration funds. In 2013 two equity mutual funds were sold resulting in a net loss of $0.4 million for tax planning considerations. During 2012, the Company sold holdings of equity mutual funds that were previously impaired, generating realized capital gains for financial reporting purposes of $0.6 million, but realized losses for tax purposes.  The tax losses offset current year tax gains and were carried back to recover taxes paid on gains in prior years.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Realized investment gains (losses) are as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Realized investment gains (losses):
Sales, calls and maturities:
Fixed maturities	$359	199	824
Equity securities	49	(436)	636
Property and equipment	—	—	—
Other long-term investments	—	(10)	55
Net realized gains (losses)	408	(247)	1,515
Other-than-temporary impairments ("OTTI")
Fixed maturities	—	—	(1,319)
Equity securities	(427)	—	—
Other long-term investments	—	—	—
Realized loss on OTTI	(427)	—	(1,319)
Net realized investment gains (losses)	$(19)	(247)	196

We recorded an OTTI write-down in 2014 of $0.4 million related to two equity bond mutual funds as we no longer have the intent to hold these shorter duration issues until recovery.  We also recorded impairments in 2012 of $1.3 million related to a bond issuer that declared bankruptcy in 2011.

The Company had realized gains of $525 from calls of held-to-maturity fixed maturities in 2014.

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

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2014
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,980	40,249	—	53,229
States and political subdivisions	—	422,355	—	422,355
Corporate	—	227,827	—	227,827
Commercial mortgage-backed	—	—	231	231
Residential mortgage-backed	—	3,450	—	3,450
Foreign governments	—	135	—	135
Total fixed maturities	12,980	694,016	231	707,227
Equity securities:
Stock mutual funds	17,596	—	—	17,596
Bond mutual funds	50,240	—	—	50,240
Common stock	51	—	—	51
Preferred stock	1,992	—	—	1,992
Total equity securities	69,879	—	—	69,879
Total financial assets	$82,859	694,016	231	777,106

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2013
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,463	54,568	—	67,031
States and political subdivisions	—	336,466	—	336,466
Corporate	—	197,561	—	197,561
Commercial mortgage-backed	—	—	309	309
Residential mortgage-backed	—	3,762	—	3,762
Foreign governments	—	127	—	127
Total fixed maturities	12,463	592,484	309	605,256
Equity securities:
Stock mutual funds	11,969	—	—	11,969
Bond mutual funds	34,663	—	—	34,663
Common stock	12	—	—	12
Preferred stock	615	—	—	615
Total equity securities	47,259	—	—	47,259
Total financial assets	$59,722	592,484	309	652,515

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At December 31, 2014, the fixed maturities, valued using a third-party pricing source, totaled $694.0 million for Level 2 assets and comprised 89.3% of total reported fair value.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding.  The Level 1 and Level 2 valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models, other third party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third party pricing models and review model parameters for reasonableness.  For the period ended December 31, 2014, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

There were no transfers made between level 1 and 2 securities at December 31, 2014 or 2013.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

	December 31,
	2014	2013
	(In thousands)
Beginning Balance at January 1,	$309	387
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	(1)	(7)
Principal paydowns	(77)	(71)
Transfer in and (out) of Level 3	—	—
Ending Balance at December 31,	$231	309

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

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$224,932	232,891	227,696	223,533
Mortgage loans	628	652	671	695
Policy loans	54,032	54,032	48,868	48,868
Short-term investments	—	—	—	—
Cash and cash equivalents	50,708	50,708	54,593	54,593
Financial liabilities:
Annuities - investment contracts	$42,837	37,978	39,469	44,960

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential properties and commercial properties.  Weighted average interest rates for these loans were approximately 6.3% and 6.4% per year, as of December 31, 2014 and 2013, respectively, with maturities ranging from 2 to 29 years.  Management estimated the fair value using an annual interest rate of 6.25% at December 31, 2014 and 2013. Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans have a weighted average annual interest rate of 7.7% as of December 31, 2014 and 2013, respectively, and have no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

the consolidated balance sheet.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies that we have in force and cannot be valued separately and are not marketable. Therefore, the fair value approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature. Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at December 31, 2014 using discounted cash flows based upon a swap rate curve with interest rates ranging from 0.1% to 3.8% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

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

The following table presents information on changes in the liability for life, accident and health and property policy and contract claims for the years ended December 31, 2014, 2013 and 2012.

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Policy claims payable at January 1	$9,488	11,015	10,020
Less: reinsurance recoverable	686	1,188	1,171
Net balance at January 1	8,802	9,827	8,849
Acquisition of MGLIC	40	—	—
Add claims incurred, related to:
Current year	24,541	24,575	26,094
Prior years	(33)	(417)	(687)
	24,508	24,158	25,407
Deduct claims paid, related to:
Current year	17,691	17,443	18,302
Prior years	7,049	7,740	6,127
	24,740	25,183	24,429
Net balance December 31	8,610	8,802	9,827
Plus: reinsurance recoverable	950	686	1,188
Policy claims payable, December 31	$9,560	9,488	11,015

The Company experienced favorable development in 2014 of which $0.6 million was primarily related to SPLIC. IRC Section 7702 remediation claims costs have added $591,000 to the prior years claims incurred making it look less favorable than actual experience.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The favorable developments in 2013 of $417,000 primarily related to CICA and the favorable development in 2012 of $687,000 was primarily related to the release of higher claim reserves in SPLIC due to longer claim reporting lags following Hurricane’s and the relocation of insured lives.  The claims related to these events have stabilized and the higher claim reserves are no longer deemed necessary.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 5: Reinsurance

In the normal course of business, the Company reinsures portions of certain policies that we underwrite to limit disproportionate risks.  During 2014 and 2013, we retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life.  The Company also reinsures 100% of our accidental death benefit rider coverage.  Catastrophe reinsurance is in place for our property policies.  In 2014 and 2013, this reinsurance provided $10,000,000 of coverage above a $500,000 deductible.  Our health insurance policies are substantially all reinsured on a 100% coinsurance basis.  We remain contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  We obtain reinsurance from multiple reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. The ratings by A.M. Best Company range from B+ (Good) to A+ (Superior).  To protect our position, we have established and funded a trust to cover the contingent liabilities related to accident and health reinsurance ceded to Unified Life Insurance Company, which represents $64,000 of the $4.4 million of reinsurance recoverable at December 31, 2014.

Assumed and ceded life reinsurance activity as of December 31, 2014 and 2013 is summarized as follows:

	At December 31,
	2014	2013
	(In thousands)
Aggregate assumed life insurance in force	$268,641	352,013
Aggregate ceded life insurance in force	$(516,643)	(467,491)
Net life insurance in force	$4,662,660	4,616,128

The Company's reinsurance recoveries on ceded reinsurance were $4.4 million in 2014 and $4.4 million in 2013.  Premiums, claims and surrenders assumed and ceded for all lines of business for these years are summarized as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Premiums from short-duration contracts:
Direct	$7,209	7,129	7,274
Assumed	—	—	—
Ceded	(967)	(1,107)	(1,034)
Net premiums earned	6,242	6,022	6,240
Premiums from long-duration contracts:
Direct	184,229	172,257	168,272
Assumed	421	188	1,275
Ceded	(2,360)	(2,309)	(5,914)
Net premiums earned	182,290	170,136	163,633
Total premiums earned	$188,532	176,158	169,873
Claims and surrenders assumed	$466	232	1,313
Claims and surrenders ceded	$(1,108)	(424)	(5,486)

SPFIC has catastrophe reinsurance that covers the first event in excess of a $500,000 deductible up to $10.0 million.  In consideration for a reinstatement premium, second event coverage is provided in excess of a $500,000 deductible up to $10.0 million.  The annual premium was approximately $1.0 million in 2014, $1.1 million in 2013 and $1.0 million in 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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

	For the Years Ended December 31,
	2014	2013
Combined Statutory Stockholders' Equity	(In thousands)

Life insurance operations	$97,662	114,528
Property insurance operations	5,853	5,106
Total statutory equity	$103,515	119,634

	For the Years Ended December 31,
	2014	2013	2012
Combined Statutory Net Income	(In thousands)

Life insurance operations	$(5,821)	4,584	4,055
Property insurance operations	749	(41)	28
Total statutory net income	$(5,072)	4,543	4,083

Generally, the net assets of the insurance subsidiaries available for transfer to their immediate parent are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities.  Under these practices, total surplus at December 31, 2014 was $40.0 million and net gain from operations was $(3.1) million for CICA.  Based upon statutory net gain from operations and surplus of CICA as of and for the year ended December 31, 2014, a dividend of approximately $4.0 million could be paid to the Company without prior regulatory approval in 2015.  Payments of dividends in excess of such amounts would generally require approval by regulatory authorities.

CICA, CNLIC, SPLIC, MGLIC and SPFIC have calculated their risk based capital ("RBC") in accordance with the National Association of Insurance Commissioners' Model Rule and the RBC rules as adopted by their respective states of domicile.   All insurance subsidiaries exceeded RBC minimum levels at December 31, 2014.

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

All outstanding warrants were exercised or expired in 2012 and none were remaining as of December 31, 2013.

The fair value of the warrants was calculated using the Black-Scholes option pricing model and was classified as a liability on the balance sheet.  The change in fair value of warrants was reported as a component of revenue in the income

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

statement.  The change in fair value of warrants for the year ended December 31, 2012 caused an increase in revenues of $0.5 million.

Note 8: Commitments and Contingencies

Qualification of Life Products

In the first quarter of 2015, we announced that we identified that a substantial portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 7702A of the Internal Revenue Code ("IRC") of 1986. This tax code section allows for qualifying products sold to clients to have favorable tax treatment such as the death benefit is not taxable. By identifying certain products that we have sold with the intention of this favorable tax treatment but in fact they do not qualify under the IRC rules, our policyholders may now be subject to additional tax liabilities. The policies at issue were primarily sold to non-U.S. citizens residing abroad. Based upon a review of the options available to the Company we have determined that will not remediate our endowments and endowment like products we have sold to non-U.S. citizens. We do intend to remediate the domestic products we have sold to U.S. citizens. Failure of these policies to qualify under Sections 7702 and 7702A has resulted in additional expenses as described below. The products have been and continue to be appropriately reported under U.S. GAAP for financial reporting.

The failure of these policies to qualify under Sections 7702 and 7702A resulted in additional expense of $11.4 million, after tax, related to projected IRS toll charges and fees of $10.1 million as well as claims liability for past claims and reserves increases to bring policies into compliance totaling $1.3 million. The range of financial estimates relative to this issue is $11.4 million to $40.0 million, after tax.This estimated range includes projected toll charges and fees as well as increased claims liability for past claims, reserves increases to bring policies into compliance and other probable liabilities resulting from this tax compliance matter. Our estimated range reflects the uncertainties with respect to the required course of action and other matters unknown at this time. Currently, management believes there is not a specific estimable amount for these probable liabilities and expenses which is more likely than other specific amounts within our estimated range. The process of determining our estimated range was a complex undertaking and involved management’s judgment based upon a variety of factors known at the time. In addition, it is reasonably possible that we may incur additional costs associated with this issue in 2015 related to system remediation and consulting costs. We believe these costs could be $0.5 million to $0.8 million but due to the uncertainty of actions we cannot reasonably estimate these costs with any reliability. Actual amounts incurred may exceed this estimate and will be recorded as they become probable and can be reasonably estimated.

Litigation

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

State of Louisiana resolving all claims against SPFIC in the Road Home matter for approximately $183,000. This amount did not have a material impact on the consolidated financials.

Compliance

As part of our efforts to review and improve our compliance controls, we discovered potential non-compliance with Treasury regulations such as Section 7702, described earlier, as well as unrelated applicable BSA requirements.  Although we are not yet able to determine the extent of any oversights or estimate any other potential loss, we cannot assure you that the impact of any non-compliance will not have a material impact upon the company.

Unclaimed Property Contingencies
The Company is currently performing an internal audit related to unclaimed property for all legal reporting entities. As of December 31, 2014, the Company had been informed by the Louisiana Department of Treasury, Arkansas Auditor of State and the Texas State Comptroller, that they authorized an audit of Citizens, Inc. and its affiliates for compliance with unclaimed property laws. This audit is being conducted by Verus Financial LLC on behalf of the states.
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

We have the following lease commitments as of December 31, 2014 with the payments due by the periods indicated below.

Lease Commitments
(In thousands)
Less than 1 year	$468
1 year to 3 years	426
3 years to 5 years	51
More than 5 years	—
Total	$945

Operating lease expense was $0.6 million for the year ended December 31, 2014, and $0.6 million and $0.6 million for the same periods ended 2013 and 2012.

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

The Company has no reportable differences between segments and consolidated operations.

	December 31, 2014
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$142,358	46,174	—	188,532
Net investment income	26,454	13,234	1,374	41,062
Realized investment gains (losses), net	(182)	116	47	(19)
Other income	504	29	117	650
Total revenue	169,134	59,553	1,538	230,225
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	46,021	22,248	—	68,269
Increase in future policy benefit reserves	77,707	5,140	—	82,847
Policyholders' dividends	10,045	57	—	10,102
Total insurance benefits paid or provided	133,773	27,445	—	161,218
Commissions	28,863	15,158	—	44,021
Other general expenses	19,274	15,036	2,281	36,591
Capitalization of deferred policy acquisition costs	(26,242)	(5,829)	—	(32,071)
Amortization of deferred policy acquisition costs	17,759	3,305	—	21,064
Amortization of cost of customer relationships acquired	614	1,568	—	2,182
Total benefits and expenses	174,041	56,683	2,281	233,005
Income (loss) before income tax expense	$(4,907)	2,870	(743)	(2,780)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2013
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$132,479	43,679	—	176,158
Net investment income	22,237	13,075	1,285	36,597
Realized investment losses, net	(222)	(19)	(6)	(247)
Other income	891	141	96	1,128
Total revenue	155,385	56,876	1,375	213,636
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	42,908	21,519	—	64,427
Increase in future policy benefit reserves	71,100	3,120	—	74,220
Policyholders' dividends	9,400	70	—	9,470
Total insurance benefits paid or provided	123,408	24,709	—	148,117
Commissions	26,033	14,444	—	40,477
Other general expenses	11,326	12,739	2,525	26,590
Capitalization of deferred policy acquisition costs	(23,830)	(5,568)	—	(29,398)
Amortization of deferred policy acquisition costs	15,701	2,810	—	18,511
Amortization of cost of customer relationships acquired	693	1,715	—	2,408
Total benefits and expenses	153,331	50,849	2,525	206,705
Income (loss) before income tax expense	$2,054	6,027	(1,150)	6,931

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2012
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$126,032	43,841	—	169,873
Net investment income	17,828	12,724	1,173	31,725
Realized investment gains (losses), net	512	(343)	27	196
Decrease in fair value of warrants	—	—	451	451
Other income	319	80	115	514
Total revenue	144,691	56,302	1,766	202,759
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	43,537	21,119	—	64,656
Increase in future policy benefit reserves	63,481	3,195	—	66,676
Policyholders' dividends	8,846	245	—	9,091
Total insurance benefits paid or provided	115,864	24,559	—	140,423
Commissions	24,895	14,503	—	39,398
Other general expenses	10,961	12,089	2,614	25,664
Capitalization of deferred policy acquisition costs	(23,371)	(5,703)	—	(29,074)
Amortization of deferred policy acquisition costs	15,077	2,768	—	17,845
Amortization of cost of customer relationships acquired	746	1,721	—	2,467
Total benefits and expenses	144,172	49,937	2,614	196,723
Income (loss) before income tax expense	$519	6,365	(848)	6,036

The table below summarizes assets by segment.

	For the Years Ended December 31,
	2014	2013
	(In thousands)
Assets:
Life Insurance	$942,664	772,434
Home Service Insurance	395,531	373,432
Other Non-Insurance Enterprises	79,360	70,414
Total assets	$1,417,555	1,216,280

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Major categories of earned premiums are summarized as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Premium income:
Ordinary life	$181,596	169,667	162,070
Group life	261	16	1,100
Accident and health	1,557	1,529	1,635
Property	5,118	4,946	5,068
Total premium income	$188,532	176,158	169,873

Geographic Information

The following table sets forth the Company's annual total of earned premiums from geographic area for the years indicated:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Area:
United States	$53,391	52,678	67,332
Venezuela	31,419	28,317	25,035
Colombia	27,687	24,724	23,010
Taiwan	16,817	15,678	14,879
Ecuador	15,484	14,962	14,064
Argentina	9,050	9,339	9,502
Other foreign countries	37,590	33,688	21,724
Net reinsurance	(2,906)	(3,228)	(5,673)
Total	$188,532	176,158	169,873

Note 10: Income Taxes

Our federal income tax expense was $3.7 million, $2.1 million and $1.5 million in 2014, 2013 and 2012, respectively.  This represents effective tax rates of (134.0)%, 30.8% and 25.0%, respectively. The current year impact is the result of costs to remediate the tax compliance issue we identified in 2015 which impacted our current year effective tax rate negatively by approximately $3.5 million due to approximately $10.0 million of these costs not being deductible for tax. The Company previously had a valuation allowance related to OTTI writedowns on stocks and stock mutual funds in 2008. Due to the sale of these mutual funds in 2009 and 2010, the valuation allowance was released in its entirety in 2009 and 2010. Part of this valuation allowance was released to other comprehensive income ("OCI") in 2009 due to the increase in fair value of mutual funds and stocks still owned. As the stocks and mutual funds have been disposed of since 2009, this valuation allowance has been released as reductions of tax expense. During 2014, 2013 and 2012, $21,000, and $20,000 and $188,000 has been released as a reduction of tax expense, respectively.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The table below summarizes the changes in the valuation allowance.

	Deferred Tax Liability	Other Comprehensive Income	Goodwill	Income Tax Expense (Benefit)
	(In thousands)
Balance at December 31, 2011	$—	(271)	1,058	(787)
Release of valuation allowance in 2012	—	188	—	(188)
Balance at December 31, 2012	—	(83)	1,058	(975)
Release of valuation allowance in 2013	—	20	—	(20)
Balance at December 31, 2013	—	(63)	1,058	(995)
Release of valuation allowance in 2014	—	21	—	(21)
Balance at December 31, 2014	$—	(42)	1,058	(1,016)

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 35% in 2014, 2013 and 2012 to income (loss) before federal income tax expense is as follows:

	Years Ended December 31,
	2014	2013	2012

	(In thousands)
Expected tax expense (benefit)	$(973)	2,426	2,113
Release of valuation allowance previously held in other comprehensive income	(21)	(20)	(188)
Taxable intercompany stock sales	—	143	182
Tax-exempt interest and dividends-received deduction	(862)	(397)	(364)
Change in fair value of options and warrants	—	—	(158)
Adjustment of prior year taxes	1	60	—
Effect of graduated rates	(89)	(100)	(100)
Effect of uncertain tax position	2,136	—	—
Nondeductible costs to remediate tax compliance issue	3,514	—	—
Other	19	26	22
Total income tax expense	$3,725	2,138	1,507

Income tax expense (benefit) consists of:

	Years Ended December 31,
	2014	2013	2012

	(In thousands)
Current	$82,900	5,871	3,666
Deferred	(79,175)	(3,733)	(2,159)
Total income tax expense	$3,725	2,138	1,507

Deferred tax benefit is comprised of $79.2 million deferred tax benefit and $21,000 tax benefit released from OCI.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The components of deferred federal income taxes are as follows:

	Years Ended December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Future policy benefit reserves	$123,058	39,345
Net operating and capital loss carryforwards	16	2,632
Due and accrued dividends and expenses	1,349	1,318
Investments	1,047	1,805
State income tax credits	125	128
Other	389	219
Total gross deferred tax assets	125,984	45,447
Valuation allowance	—	—
Total gross deferred tax assets net of valuation allowance	125,984	45,447
Deferred tax liabilities:
Deferred policy acquisition costs, cost of customer relationships acquired and intangible assets	(45,398)	(42,948)
Unrealized gains on investments available-for-sale	(14,123)	(3,741)
Other	(194)	(462)
Total gross deferred tax liabilities	(59,715)	(47,151)
Net deferred tax asset (liability)	$66,269	(1,704)

A summary of the changes in the components of deferred federal and state income taxes is as follows:

	At December 31,
	2014	2013
	(In thousands)
Deferred federal and state income taxes:
Balance January 1,	$(1,704)	(17,301)
Deferred tax benefit	79,154	3,713
Acquisition of MGLIC	$(909)	—
Investments available-for-sale	(10,382)	12,282
Effects of unrealized gains on DAC, CCRA and reserves	110	(398)
Balance December 31,	$66,269	(1,704)

The Company and our subsidiaries had net operating losses at December 31, 2014 available to offset future taxable income of approximately $47,000, expiring at various times through 2024.  A portion of the net operating loss carryforward is subject to limitations under Section 382 of the Internal Revenue Code.  At December 31, 2014 and 2013, we determined that as a result of our historical income, projected future income, tax planning strategies, and the nature of the items from which the deferred tax assets are derived, other than assets for which OTTI was recorded, it was more likely than not that the deferred tax assets would be realized. The Company has sufficient unrealized gains in its available-for-sale portfolio so as not to need a valuation allowance for OTTI writedowns.

The Company and our subsidiaries had no capital loss carry-forwards at December 31, 2014.

At December 31, 2014, the Company had accumulated approximately $3.3 million in our "policyholders' surplus account."  This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

laws, were accumulated.  No new additions are expected to be made to this account.  Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to shareholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction.  We do not anticipate any transactions that would cause any part of this amount to become taxable.  However, should the balance at December 31, 2014 become taxable, the tax computed at present rates would be approximately $1.2 million.

The Company recognizes only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

A reconciliation of unrecognized tax benefits is as follows:

	At December 31,
	2014	2013
	(In thousands)

Balance at January 1,	$1,539	—
Additions based on tax positions related to the current year	10,132	896
Additions for tax positions of prior years	71,327	643
Reductions for tax positions of prior years	(1,539)	—
Balance December 31,	$81,459	1,539

None of the Company’s unrecognized tax benefits at December 31, 2014 would affect the effective tax rate if recognized. There is a reasonable possibility that the unrecognized tax benefit relative to reserve deductions will decrease by $81.5 million within the next twelve months based upon the filing of an accounting method change in 2015.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.  The Company has recorded a material interest expense uncertainty of $3.1 million, net of tax, with respect to an unrecognized tax benefit as of December 31, 2014.

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

The Company and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various U.S. states.  Most of our subsidiaries are not subject to examination by U.S. tax authorities for years prior to 2011.  Some of our subsidiaries have open tax years going back as far as 2005 due to net operating loss carry-forwards.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 11: Other Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 35% in 2014, 2013 and 2012, as indicated below.

	Amount	Tax Effect	Amount
	(In thousands)
Year ended December 31, 2014
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$29,643	(10,375)	19,268
Reclassification adjustment for (gains) losses included in net income	20	(7)	13
Effects on DAC and CCRA	(315)	110	(205)
Change in tax valuation allowance	—	(21)	(21)
Other comprehensive income (loss)	$29,348	(10,293)	19,055
Year ended December 31, 2013
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(35,318)	12,361	(22,957)
Reclassification adjustment for (gains) losses included in net income	227	(79)	148
Effects on DAC and CCRA	1,135	(398)	737
Change in tax valuation allowance	—	(20)	(20)
Other comprehensive income	$(33,956)	11,864	(22,092)
Year ended December 31, 2012
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$15,694	(5,493)	10,201
Reclassification adjustment for (gains) losses included in net income	105	(36)	69
Effects on DAC and CCRA	(564)	197	(367)
Change in tax valuation allowance	—	(188)	(188)
Other comprehensive income	$15,235	(5,520)	9,715

Note 12: Benefit Plans

The Company sponsors a defined contribution profit-sharing plan.  Employees with one year of service can participate.  Contributions are made at the discretion of the Board of Directors and are subject to a tiered vesting schedule.  Employer contributions to the plan were $1.0 million in 2014 and were $0.6 million, and $0.8 million in 2013 and 2012.  The plan does not permit employee contributions.

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

Citizens, Inc. purchased Class A common shares during 2013 that were held by a subsidiary at market value as of the transaction date, which approximated $0.4 million.  This transaction was eliminated for financial reporting purposes in accordance with consolidation accounting, but generated a tax expense for the year ended December 31, 2013 totaling approximately $0.1 million.

In 2014, CICA made a return of capital of 5.3 million, to Citizens, Inc. and SPLIC paid a dividend to CICA in the amount of 2.3 million.

Note 14: Quarterly Financial Information (Unaudited)

The following table contains selected unaudited financial data for each quarter.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)
2014
Revenues	$63,461	57,230	56,502	53,032
Benefits and expenses	72,716	53,954	54,994	51,341
Federal income tax expense	1,921	952	358	494
Net income (loss)	(11,176)	2,324	1,150	1,197
Net income (loss) available to common shareholders	(11,176)	2,324	1,150	1,197
Basic earnings (losses) per share of Class A common stock	(0.22)	0.04	0.03	0.02
Basic earnings (losses) per share of Class B common stock	(0.12)	0.03	0.01	0.01
Diluted earnings (losses) per share of Class A common stock	(0.22)	0.04	0.03	0.02
Diluted earnings (losses) per share of Class B common stock	(0.12)	0.03	0.01	0.01

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)
2013
Revenues	$56,866	53,616	53,608	49,546
Benefits and expenses	55,456	50,998	51,813	48,438
Federal income tax expense	604	794	488	252
Net income	806	1,824	1,307	856
Net income available to common shareholders	806	1,824	1,307	856
Basic earnings per share of Class A common stock	0.02	0.03	0.03	0.02
Basic earnings per share of Class B common stock	0.01	0.02	0.01	0.01
Diluted earnings per share of Class A common stock	0.02	0.03	0.03	0.02
Diluted earnings per share of Class B common stock	0.01	0.02	0.01	0.01

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 15: Subsequent Events

We have evaluated for subsequent events as defined by the accounting guidance through the date of financial statement issuance.  Other than the IRC compliance issue noted in Note 8. Commitment and Contingencies, no additional items have come to our attention.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Balance Sheets

	At December 31,
	2014	2013
	(In thousands)
Assets
Investment in subsidiaries (1)	$184,236	179,575
Fixed maturities available-for-sale, at fair value	53,356	43,233
Fixed maturities held-to-maturity, at amortized cost	370	377
Equity securities available-for-sale, at fair value	1,077	1,079
Mortgage loans on real estate	347	354
Real estate and other long-term investments	6,145	6,250
Cash	14,816	17,038
Accrued investment income	778	630
Accounts receivable from subsidiaries (1)	2,178	2,440
Other assets	332	139
Total assets	$263,635	251,115
Liabilities and Stockholders' Equity
Liabilities:
Accrued expense and other liabilities	$5,276	5,306
Total liabilities	$5,276	5,306
Stockholders' equity:
Common stock:
Class A	$259,383	259,383
Class B	3,184	3,184
Accumulated retained deficit	(19,047)	(12,542)
Unrealized investment gains on securities held by parent and subsidiaries, net of tax	25,850	6,795
Treasury stock	(11,011)	(11,011)
Total stockholders' equity	258,359	245,809
Total liabilities and stockholders' equity	$263,635	251,115

(1) Eliminated in consolidation.

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Operations

	Years Ended December 31,
	2014	2013	2012

	(In thousands)
Revenues:
Management service fees (1)	$27,497	27,711	27,930
Investment income	1,361	1,268	1,157
Decrease in fair value of warrants	—	—	451
Other	1	2	—
Realized investment gains (losses), net	46	(10)	27
Total revenues	28,905	28,971	29,565
Expenses:
General	25,572	25,900	26,280
Taxes, licenses and fees	902	942	870
Federal income tax expense	558	498	708
Total expenses	27,032	27,340	27,858
Income before equity in income of consolidated subsidiaries	1,873	1,631	1,707
Equity in income (loss) of consolidated subsidiaries	(8,378)	3,162	2,822
Net income (loss)	$(6,505)	4,793	4,529

(1) Eliminated in consolidation.

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(6,505)	4,793	4,529
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains), net	(46)	10	(27)
Equity in loss (income) of consolidated subsidiaries	8,378	(3,162)	(2,822)
Decrease in fair value of warrants	—	—	(451)
Accrued expenses and other liabilities	(29)	(383)	692
Amortization of premiums and discounts on investments	789	696	492
Depreciation	169	229	263
Accrued investment income	(148)	(32)	(213)
Decrease (increase) in receivable from subsidiaries and other assets	69	159	542
Other, net	(471)	418	(503)
Net cash provided by operating activities	2,206	2,728	2,502
Cash flows from investing activities:
Purchase of fixed maturities, held-to-maturity	—	(232)	—
Purchase of fixed maturities, available-for-sale	(11,949)	(2,630)	(16,199)
Maturities of fixed maturities, available-for-sale	2,271	1,000	8,017
Sale of real estate and other long-term investments	—	128	11
Purchase of other long-term investments and property and equipment	—	(5)	(5)
Net cash used by investment activities	(9,678)	(1,739)	(8,176)
Cash flows from financing activities:
Dividend from subsidiary	5,250	—	5,400
Warrants exercised	—	—	822
Purchase of the Company's stock from affiliates	—	(440)	(553)
Net cash provided by financing activities	5,250	(440)	5,669
Net increase (decrease) in cash	(2,222)	549	(5)
Cash at beginning of year	17,038	16,489	16,494
Cash at end of year	$14,816	17,038	16,489

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule III Supplementary Insurance Information

	At December 31,
	2014	2013
	(In thousands)
Deferred policy acquisition cost:
Life Insurance	$126,756	118,274
Home Service Insurance	30,712	28,417
Other Non-Insurance Enterprises	—	—
Total consolidated deferred policy acquisition costs	$157,468	146,691
Future policy benefit reserves and policy claims payable:
Life Insurance	$730,318	647,728
Home Service Insurance	260,334	243,276
Other Non-Insurance Enterprises	—	—
Total consolidated future policy benefit reserves and policy claims payable	$990,652	891,004
Unearned premiums:
Life Insurance	$2,195	1,415
Home Service Insurance	247	223
Other Non-Insurance Enterprises	—	—
Total consolidated unearned premiums	$2,442	1,638
Other policy claims and benefits payable:
Life Insurance	$58,823	49,668
Home Service Insurance	1,972	2,898
Other Non-Insurance Enterprises	—	—
Total consolidated other policy claims and benefits payable	$60,795	52,566

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

Schedule IV Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	% of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2014
Life insurance in force	$4,910,662	516,643	268,641	4,662,660	5.8%
Premiums:
Life insurance	183,764	2,328	421	181,857
Accident and health insurance	1,589	32	—	1,557
Property insurance	6,085	967	—	5,118
Total premiums	$191,438	3,327	421	188,532	0.2%
Year ended December 31, 2013
Life insurance in force	$4,731,606	467,491	352,013	4,616,128	7.6%
Premiums:
Life insurance	171,752	2,257	188	169,683
Accident and health insurance	1,581	52	—	1,529
Property insurance	6,053	1,107	—	4,946
Total premiums	$179,386	3,416	188	176,158	0.1%
Year ended December 31, 2012
Life insurance in force	$4,641,794	466,898	801,261	4,976,157	16.1%
Premiums:
Life insurance	163,935	2,040	1,275	163,170
Accident and health insurance	5,509	3,874	—	1,635
Property insurance	6,102	1,034	—	5,068
Total premiums	$175,546	6,948	1,275	169,873	0.8%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.

Date:	April 6, 2015	By:	/s/ Harold E. Riley

Harold E. Riley, Chairman and Chief Executive Officer

		By:	/s/ Rick D. Riley

Rick D. Riley, Vice Chairman, President and
Chief Corporate Officer

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer,
Principal Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Geoffrey M. Kolander, as his or her attorney-in-fact and agent, with full power of substitution, for him or her in any and all capacities, hereby giving and granting to said attorney-in-fact and agent full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by Citizens, Inc., with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an annual report on Form 10-K for the fiscal year ended December 31, 2014, including but not limited to, such full power and authority to do the following:  (i) execute and file such annual report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such annual report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in his sole discretion deems appropriate.

Dated:  April 6, 2015

/s/ Rick D. Riley
Harold E. Riley, Chairman of the Board and	Rick D. Riley, Vice Chairman, President and
Chief Executive Officer	Chief Corporate Officer

/s/ E. Dean Gage	/s/ Robert B. Sloan, Jr.
Dr. E. Dean Gage, Director	Dr. Robert B. Sloan, Jr., Director

/s/ Terry S. Maness	/s/ Grant G. Teaff
Dr. Terry S. Maness, Director	Grant G. Teaff, Director

/s/ Dottie S. Riley	/s/ Timothy T. Timmerman
Dottie S. Riley, Director	Timothy T. Timmerman, Director

/s/ Steven F. Shelton
Steven F. Shelton, Director

EXHIBITS

Exhibit No.	The following exhibits are filed herewith:

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Amended and Restated Bylaws dated March 1, 2013 (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

11	Statement re: Computation of per share earnings (see financial statements)

21	Subsidiaries of the Registrant*

23	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP*

24	Power of Attorney (d)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed on March 12, 3013 with the Registrants' Annual Report on Form 10-K for the Year Ended December 31, 2012 as Exhibit 3.2 and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant's Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	The Power of Attorney is incorporated in the signature page enclosed herein.