Form 10-Q
period 2015-03-31
CITIZENS INC
filed 2015-05-06
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
___________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
or
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

As of April 30, 2015, the Registrant had 49,080,114 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands)

	March 31, 2015	December 31, 2014
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $687,694 and $667,966 in 2015 and 2014, respectively)	$731,587	707,227
Fixed maturities held-to-maturity, at amortized cost (fair value: $242,791 and $232,891 in 2015 and 2014, respectively)	233,662	224,932
Equity securities available-for-sale, at fair value (cost: $68,641 and $68,787 in 2015 and 2014, respectively)	70,165	69,879
Mortgage loans on real estate	619	628
Policy loans	55,288	54,032
Real estate held for investment (less $1,612 and $1,575 accumulated depreciation in 2015 and 2014, respectively)	8,087	8,131
Other long-term investments	77	135
Total investments	1,099,485	1,064,964
Cash and cash equivalents	41,430	50,708
Accrued investment income	14,235	13,457
Reinsurance recoverable	4,251	4,425
Deferred policy acquisition costs	158,987	157,468
Cost of customer relationships acquired	22,858	23,542
Goodwill	17,255	17,255
Other intangible assets	973	976
Deferred tax asset	65,708	66,269
Property and equipment, net	6,283	6,352
Due premiums, net (less $1,322 and $1,364 allowance for doubtful accounts in 2015 and 2014, respectively)	10,492	10,777
Prepaid expenses	971	301
Other assets	1,144	1,061
Total assets	$1,444,072	1,417,555

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts)

	March 31, 2015	December 31, 2014
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$936,747	920,149
Annuities	60,828	59,727
Accident and health	1,212	1,216
Dividend accumulations	16,554	15,974
Premiums paid in advance	42,201	39,712
Policy claims payable	10,916	9,560
Other policyholders' funds	7,530	7,551
Total policy liabilities	1,075,988	1,053,889
Commissions payable	2,481	3,284
Federal income tax payable	76,647	78,818
Payable for securities in process of settlement	5,463	—
Other liabilities	21,431	23,205
Total liabilities	1,182,010	1,159,196
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 shares issued and outstanding in 2015 and 2014, including shares in treasury of 3,135,738 in 2015 and 2014	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2015 and 2014	3,184	3,184
Accumulated deficit	(18,622)	(19,047)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	29,128	25,850
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	262,062	258,359
Total liabilities and stockholders' equity	$1,444,072	1,417,555

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Three Months Ended March 31, (In thousands, except per share amounts) (Unaudited)

	2015		2014
Revenues:
Premiums:
Life insurance		$42,899		41,397
Accident and health insurance		375		351
Property insurance		1,292		1,265
Net investment income		11,069		9,906
Realized investment losses, net		(71)		(56)
Other income		296		169
Total revenues		55,860		53,032
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		19,403		16,457
Increase in future policy benefit reserves		17,298		17,698
Policyholders' dividends		2,309		2,102
Total insurance benefits paid or provided		39,010		36,257
Commissions		9,859		9,910
Other general expenses		7,551		6,502
Capitalization of deferred policy acquisition costs		(6,856)		(7,068)
Amortization of deferred policy acquisition costs		5,299		5,209
Amortization of cost of customer relationships acquired		647		531
Total benefits and expenses		55,510		51,341
Income before federal income tax		350		1,691
Federal income tax (benefit) expense		(75)		494
Net income		425		1,197
Per Share Amounts:
Basic earnings per share of Class A common stock	$0.01		$0.02
Basic earnings per share of Class B common stock	—		0.01
Diluted earnings per share of Class A common stock	0.01		0.02
Diluted earnings per share of Class B common stock	—		0.01
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period		5,007		14,096
Reclassification adjustment for losses included in net income		36		32
Unrealized gains on available-for-sale securities, net		5,043		14,128
Income tax expense on unrealized gains on available-for-sale securities		1,765		4,954
Other comprehensive income		3,278		9,174
Comprehensive income		$3,703		10,371
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Three Months Ended March 31, (In thousands) (Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$425	1,197
Adjustments to reconcile net income to net cash provided by operating activities:
Realized losses on sale of investments and other assets	71	56
Net deferred policy acquisition costs	(1,557)	(1,859)
Amortization of cost of customer relationships acquired	647	531
Depreciation	199	323
Amortization of premiums and discounts on investments	2,655	2,230
Deferred federal income tax benefit	(1,204)	(1,023)
Change in:
Accrued investment income	(778)	(471)
Reinsurance recoverable	174	(220)
Due premiums	285	822
Future policy benefit reserves	17,191	17,697
Other policyholders' liabilities	4,404	2,053
Federal income tax receivable	(2,171)	1,496
Commissions payable and other liabilities	(2,577)	(1,030)
Other, net	(753)	(1,293)
Net cash provided by operating activities	17,011	20,509
Cash flows from investing activities:
Maturities and calls of fixed maturities, available-for-sale	8,257	16,900
Maturities and calls of fixed maturities, held-to-maturity	6,975	9,292
Purchase of fixed maturities, available-for-sale	(24,392)	(36,161)
Purchase of fixed maturities, held-to-maturity	(16,562)	(6,347)
Calls of equity securities, available-for-sale	150	100
Purchase of equity securities, available-for-sale	1	—
Principal payments on mortgage loans	9	12
Increase in policy loans, net	(1,256)	(1,420)
Sale of other long-term investments	58	1
Sale of property and equipment	—	(283)
Purchase of property and equipment	(87)	—
Net cash used in acquisition	—	(4,810)
Net cash used in investing activities	(26,847)	(22,716)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Three Months Ended March 31, (In thousands) (Unaudited)

	2015	2014
Cash flows from financing activities:
Annuity deposits	$2,121	1,489
Annuity withdrawals	(1,563)	(1,568)
Net cash provided by (used in) financing activities	558	(79)
Net decrease in cash and cash equivalents	(9,278)	(2,286)
Cash and cash equivalents at beginning of year	50,708	54,593
Cash and cash equivalents at end of period	$41,430	52,307
Supplemental disclosures of operating activities:
Cash paid during the period for income taxes, net	$3,300	—

Supplemental Disclosures of Non-Cash Investing Activities:
None.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2015
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

The consolidated statements of financial position for March 31, 2015, and the consolidated statements of comprehensive income and cash flows for the three months ended March 31, 2015 and 2014 and cash flows for the three-month periods ended March 31, 2015 and 2014, have been prepared by the Company without audit.  In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2015 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2014.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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
March 31, 2015
(Unaudited)

Reclassification

Reclassifications have been made in the current year related to certain prior year reported amounts to provide consistent presentation. No individual amounts were material.

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our 2014 Form 10-K Annual Report, which should be read in conjunction with these accompanying Consolidated Financial Statements.

(2) Accounting Pronouncements

Accounting Standards Recently Adopted

None.

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
March 31, 2015
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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended
	March 31, 2015
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$32,979	11,587	—	44,566
Net investment income	7,231	3,464	374	11,069
Realized investment losses, net	(56)	(15)	—	(71)
Other income	214	48	34	296
Total revenue	40,368	15,084	408	55,860
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,560	5,843	—	19,403
Increase in future policy benefit reserves	16,137	1,161	—	17,298
Policyholders' dividends	2,295	14	—	2,309
Total insurance benefits paid or provided	31,992	7,018	—	39,010
Commissions	6,026	3,833	—	9,859
Other general expenses	3,159	3,830	562	7,551
Capitalization of deferred policy acquisition costs	(5,343)	(1,513)	—	(6,856)
Amortization of deferred policy acquisition costs	4,549	750	—	5,299
Amortization of cost of customer relationships acquired	200	447	—	647
Total benefits and expenses	40,583	14,365	562	55,510
Income (loss) before income tax expense	$(215)	719	(154)	350

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2015
(Unaudited)

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2015
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$425	1,197
Net income allocated to Class A common stock	$421	1,185
Net income allocated to Class B common stock	4	12
Net income	$425	1,197
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$0.01	0.02
Basic earnings per share of Class B common stock	—	0.01
Diluted earnings per share of Class A common stock	0.01	0.02
Diluted earnings per share of Class B common stock	—	0.01

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 84.6% of total cash, cash equivalents and investments at March 31, 2015.

	March 31, 2015		December 31, 2014
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	($ In thousands)
Fixed maturity securities	$965,249	84.6%	$932,159	83.6%
Equity securities	70,165	6.1%	69,879	6.3%
Mortgage loans	619	0.1%	628	0.1%
Policy loans	55,288	4.8%	54,032	4.8%
Real estate and other long-term investments	8,164	0.7%	8,266	0.7%
Cash and cash equivalents	41,430	3.7%	50,708	4.5%
Total cash, cash equivalents and investments	$1,140,915	100.0%	$1,115,672	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2015
(Unaudited)

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities and equity securities as of the periods indicated.

	March 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$10,041	3,126	—	13,167
U.S. Government-sponsored enterprises	38,085	1,919	—	40,004
States and political subdivisions	423,372	22,039	1,146	444,265
Foreign governments	104	32	—	136
Corporate	212,851	18,522	861	230,512
Commercial mortgage-backed	203	8	—	211
Residential mortgage-backed	3,038	255	1	3,292
Total available-for-sale securities	687,694	45,901	2,008	731,587
Held-to-maturity securities:
U.S. Government-sponsored enterprises	2,015	173	—	2,188
States and political subdivisions	201,716	9,117	426	210,407
Corporate	29,931	935	670	30,196
Total held-to-maturity securities	233,662	10,225	1,096	242,791
Total fixed maturities	$921,356	56,126	3,104	974,378
Equity securities:
Stock mutual funds	$16,007	1,878	33	17,852
Bond mutual funds	50,976	66	640	50,402
Common stock	65	1	15	51
Preferred stock	1,593	267	—	1,860
Total equity securities	$68,641	2,212	688	70,165

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2015
(Unaudited)

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
March 31, 2015
(Unaudited)

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

No other-than-temporary impairments were recognized during the three months ended March 31, 2015 or 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2015
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	March 31, 2015
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$34,614	189	34	23,089	957	12	57,703	1,146	46
Corporate	20,716	727	11	2,640	134	1	23,356	861	12
Residential mortgage-backed	115	1	3	—	—	—	115	1	3
Total available-for-sale securities	55,445	917	48	25,729	1,091	13	81,174	2,008	61
Held-to-maturity securities:
States and political subdivisions	29,230	242	17	7,949	184	9	37,179	426	26
Corporate	4,942	490	2	2,841	180	1	7,783	670	3
Total held-to-maturity securities	34,172	732	19	10,790	364	10	44,962	1,096	29
Total fixed maturities	$89,617	1,649	67	36,519	1,455	23	126,136	3,104	90
Equity securities:
Stock mutual funds	$5,257	33	4	—	—	—	5,257	33	4
Bond mutual funds	18,499	640	3	—	—	—	18,499	640	3
Common stocks	24	2	1	4	13	9	28	15	10
Total equities	$23,780	675	8	4	13	9	23,784	688	17

As of March 31, 2015, the Company had 13 available-for-sale fixed maturity securities and 10 held-to-maturity fixed maturity securities that were in an unrealized loss position for greater than 12 months. We reported 9 common stock holding in an unrealized loss position for greater than 12 months as of March 31, 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2015
(Unaudited)

	December 31, 2014
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$43,776	318	47	33,716	1,130	24	77,492	1,448	71
Corporate	26,671	780	24	2,530	244	2	29,201	1,024	26
Residential mortgage-backed	159	2	5	33	1	1	192	3	6
Total available-for-sale securities	70,606	1,100	76	36,279	1,375	27	106,885	2,475	103
Held-to-maturity securities:
States and political subdivisions	21,233	74	16	15,429	314	21	36,662	388	37
Corporate	3,866	285	4	2,746	275	2	6,612	560	6
Total held-to-maturity securities	25,099	359	20	18,175	589	23	43,274	948	43
Total fixed maturities	$95,705	1,459	96	54,454	1,964	50	150,159	3,423	146
Equity securities:
Stock mutual funds	$5,224	66	4	—	—	—	5,224	66	4
Bond mutual funds	26,228	796	4	—	—	—	26,228	796	4
Preferred stocks	234	2	4	—			234	2	4
Common stock	46	1	2	4	13	9	50	14	11
Total equities	$31,732	865	14	4	13	9	31,736	878	23

We have reviewed these securities for the periods ended March 31, 2015 and December 31, 2014 and determined that no other-than-temporary impairment exists that have not been recognized based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis, and future information may become available which could result in impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2015
(Unaudited)

The amortized cost and fair value of fixed maturity securities at March 31, 2015 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

	March 31, 2015
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$26,030	26,244
Due after one year through five years	130,179	137,207
Due after five years through ten years	97,362	104,197
Due after ten years	434,123	463,939
Total available-for-sale securities	687,694	731,587
Held-to-maturity securities:
Due in one year or less	13,943	14,047
Due after one year through five years	22,176	23,102
Due after five years through ten years	54,648	57,543
Due after ten years	142,895	148,099
Total held-to-maturity securities	233,662	242,791
Total fixed maturities	$921,356	974,378

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.  There were no proceeds and gross realized gains and losses from sales of securities for the three months ended March 31, 2015 or 2014.

There were no sales of available-for-sale securities for the three month period ended March 31, 2015 or 2014. There were no securities sold from the held-to-maturity portfolio for the three months ended March 31, 2015 or 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2015
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2015
(Unaudited)

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	March 31, 2015
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$13,167	40,004	—	53,171
States and political subdivisions	—	444,265	—	444,265
Corporate	—	230,512	—	230,512
Commercial mortgage-backed	—	—	211	211
Residential mortgage-backed	—	3,292	—	3,292
Foreign governments	—	136	—	136
Total fixed maturities	13,167	718,209	211	731,587
Equity securities:
Stock mutual funds	17,852	—	—	17,852
Bond mutual funds	50,402	—	—	50,402
Common stock	51	—	—	51
Preferred stock	1,860	—	—	1,860
Total equity securities	70,165	—	—	70,165
Total financial assets	$83,332	718,209	211	801,752

	December 31, 2014
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,980	40,249	—	53,229
States and political subdivisions	—	422,355	—	422,355
Corporate	—	227,827	—	227,827
Commercial mortgage-backed	—	—	231	231
Residential mortgage-backed	—	3,450	—	3,450
Foreign governments	—	135	—	135
Total fixed maturities	12,980	694,016	231	707,227
Equity securities:
Stock mutual funds	17,596	—	—	17,596
Bond mutual funds	50,240	—	—	50,240
Common stock	51	—	—	51
Preferred stock	1,992	—	—	1,992
Total equity securities	69,879	—	—	69,879
Total financial assets	$82,859	694,016	231	777,106

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2015
(Unaudited)

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At March 31, 2015, our fixed maturity securities, valued using a third-party pricing source, totaled $718.2 million for Level 2 assets and comprised 89.6% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third-party pricing models and review model parameters for reasonableness.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding, and consist of two private placement mortgage-backed securities with a total value of $0.2 million.  Our Level 3 assets are current relative to principal and interest payments and are considered immaterial to our financial statements.  For the three months ended March 31, 2015, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

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

	March 31, 2015	December 31, 2014
	(In thousands)

Balance at beginning of period	$231	309
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	—	(1)
Principal paydowns	(20)	(77)
Transfer in and (out) of Level 3	—	—
Balance at end of period	$211	231

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
March 31, 2015
(Unaudited)

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$233,662	242,791	224,932	232,891
Mortgage loans	619	642	628	652
Policy loans	55,288	55,288	54,032	54,032
Cash and cash equivalents	41,430	41,430	50,708	50,708
Financial liabilities:
Annuity - investment contracts	43,728	40,218	42,837	37,978

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential and commercial properties.  Weighted average interest rates for these loans were approximately 6.3% as of March 31, 2015 and December 31, 2014, with maturities ranging from 1 to 30 years.  Management estimated the fair value using an annual interest rate of 6.25% at March 31, 2015.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.7% as of March 31, 2015 and December 31, 2014, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature.  Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at March 31, 2015 using discounted cash flows based upon a swap rate curve with interest rates ranging from 1.02% to 4.88% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

(7) Commitments and Contingencies

Qualification of Life Products

In the first quarter of 2015, we announced that we identified that a substantial portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2015
(Unaudited)

and 7702A of the Internal Revenue Code ("IRC") of 1986. This tax code section allows for qualifying products sold to clients to have favorable tax treatment such as the death benefit is not taxable. By identifying certain products that we have sold with the intention of this favorable tax treatment but in fact they do not qualify under the IRC rules, our policyholders may now be subject to additional tax liabilities. The policies at issue were primarily sold to non-U.S. citizens residing abroad. Based upon a review of the options available to the Company we have determined we will not remediate our endowments and endowment like products we have sold to non-U.S. citizens. We do intend to remediate the domestic products we have sold to U.S. citizens. Failure of these policies to qualify under Sections 7702 and 7702A has resulted in additional expenses as described below. The products have been and continue to be appropriately reported under U.S. GAAP for financial reporting.

The failure of these policies to qualify under Sections 7702 and 7702A resulted in additional expense recorded as of December 31, 2014 of $11.4 million, after tax, related to projected IRS toll charges and fees of $10.1 million as well as claims liability for past claims and reserves increases to bring policies into compliance totaling $1.3 million. The range of financial estimates relative to this issue is $11.4 million to $40.0 million, after tax. This estimated range includes projected toll charges and fees as well as increased claims liability for past claims, reserves increases to bring policies into compliance and other probable liabilities resulting from this tax compliance matter. Our estimated range reflects the uncertainties with respect to the required course of action and other matters unknown at this time. Currently, management believes there is not a specific estimable amount for these probable liabilities and expenses which is more likely than other specific amounts within our estimated range. The process of determining our estimated range was a complex undertaking and involved management’s judgment based upon a variety of factors known at the time. In addition, it is reasonably possible that we may incur additional costs associated with this issue in 2015 related to system remediation and consulting costs. We believe these costs could be $0.5 million to $0.8 million but due to the uncertainty of actions we cannot reasonably estimate these costs with any reliability. Actual amounts incurred may exceed this estimate and will be recorded as they become probable and can be reasonably estimated.

Compliance

As part of our efforts to review and improve our compliance controls, we discovered potential non-compliance with Treasury regulations such as Section 7702, described earlier, as well as unrelated applicable Bank Secrecy Act requirements.  Although we are not yet able to determine the extent of any oversights or estimate any other potential loss, we cannot assure you that the impact of any non-compliance will not have a material impact upon the company.

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

Litigation

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
March 31, 2015
(Unaudited)

(8) Income Taxes

The effective tax rate was (21.4)% and 29.2% for the three months of 2015 and 2014, respectively.   In periods where our effective tax rate is lower than the statutory tax rate of 35%, the difference is primarily due to tax-exempt state and local bonds. The effective tax rate in the current year is impacted by the low amount of income before taxes which is resulting in a lower effective rate from year to year while the tax-exempt amounts will remain level.

(9) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the three months ended March 31, 2015.  See our Annual Report on Form 10-K as of December 31, 2014 for a comprehensive discussion of related party transactions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

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
March 31, 2015

Exchange Act of 1934, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission.  We are not including any of the information contained on our website as part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.

Overview

Citizens is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975.  Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of March 31, 2015, we had approximately $1.4 billion of total assets and approximately $5.0 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

Current Financial Highlights

Financial highlights for the three month period ended March 31, 2015, compared to the same period in 2014 were:

•
Insurance premiums rose for the three month period ended March 31, 2015 to $44.6 million in 2015 from $43.0 million for the corresponding period in 2014, an increase of 3.6% driven primarily from first year and renewal premiums in our life insurance segment.

•
Net investment income increased 11.7% for the three month period ended March 31, 2015 compared to the corresponding period in 2014.  The average yield on the consolidated portfolio as of the three months ended March 31, 2015 increased to an annualized rate of 4.26% up from 4.22% for the same period in 2014.

•
Claims and surrenders expense increased 17.9% for the three months ended in 2015 compared to 2014 as death benefits reported in both insurance segments increased and surrender benefits increased in the life segment in the current year compared to 2014 levels.

•	Changes in reserves resulted in liability increases due to the increased sales of endowment products that build up reserves at a faster pace than whole life longer-term mortality based products.

•
General expenses have increased due to accounting, actuarial and legal expenses associated with the tax compliance issue that was identified in the current year. Additional expenses incurred to date on a consolidated level totaled approximately$0.5 million.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

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

	Three Months Ended March 31,
	2015			2014
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$81,070,779	1,426	$56,852	$80,526,319	1,238	$65,045
Home Service	53,906,278	7,629	7,066	52,167,918	7,705	6,771

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

Note:  All discussions below compare or state results for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Revenues:
Premiums:
Life insurance	$42,899	41,397
Accident and health insurance	375	351
Property insurance	1,292	1,265
Net investment income	11,069	9,906
Realized investment losses, net	(71)	(56)
Other income	296	169
Total revenues	$55,860	53,032

Premium Income.  Premium income derived from life, accident and health, and property insurance sales increased 3.6% for the three month period ended March 31, 2015 compared to the same period ended March 31, 2014. The increase is generated primarily from an increase in the life segment first year and renewal business.

Net investment income performance is summarized as follows.

	March 31,	December 31,	March 31,
	2015	2014	2014
	(In thousands, except for %)
Net investment income, annualized	$44,275	41,062	39,625
Average invested assets, at amortized cost	1,039,340	976,079	940,069
Annualized yield on average invested assets	4.26%	4.21%	4.22%

Yields have been slowly rising as we reinvest calls and new premium money into higher yielding bonds compared to the historically low rates experienced over the past several years.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

Investment income from debt securities accounted for approximately 84.4% of total investment income for the three months ended March 31, 2015.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Gross investment income:
Fixed maturity securities	$9,763	8,911
Equity securities	596	394
Mortgage loans	9	11
Policy loans	1,117	1,002
Long-term investments	74	74
Other investment income	6	15
Total investment income	11,565	10,407
Investment expenses	(496)	(501)
Net investment income	$11,069	9,906

The consolidated invested asset portfolio has increased approximately 3.2% from year end 2014 to March 31, 2015 with, primarily, investments in the fixed maturity securities portfolio accounting for the most significant increase in investment income. Bond mutual funds are the primary source of dividend income in the equity securities holdings. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.

Realized Investment Losses, Net.  Net losses for the three months ended of 2015 and 2014 were due to issuer calls. A substantial portion of the loss for both years related to sinking par calls on bonds purchased at a premium which resulted in a loss.

Benefits and Expenses

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$19,403	16,457
Increase in future policy benefit reserves	17,298	17,698
Policyholders' dividends	2,309	2,102
Total insurance benefits paid or provided	39,010	36,257
Commissions	9,859	9,910
Other general expenses	7,551	6,502
Capitalization of deferred policy acquisition costs	(6,856)	(7,068)
Amortization of deferred policy acquisition costs	5,299	5,209
Amortization of cost of customer relationships acquired	647	531
Total benefits and expenses	$55,510	51,341

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Death claims	$7,162	5,532
Surrender benefits	7,202	5,830
Endowments	3,785	3,805
Property claims	289	371
Accident and health benefits	77	138
Other policy benefits	888	781
Total claims and surrenders	$19,403	16,457

•
Death claims increased 29.5% for the three months ended March 31, 2015 compared to the same period in 2014 as we experienced unfavorable claims development in the current quarter for both the life and home service segments. Mortality experience is closely monitored by the Company and the activity is within expected levels.

•	Surrenders increased by 23.5% in the current three month period compared to 2014 primarily due to activity in the life segment.

Increase in Future Policy Benefit Reserves.  The decrease in future policy benefit reserves for the three months ended March 31, 2015, is due to the increase in surrenders noted above.

Policyholder Dividends. The majority of our international policies are participating, and the dividends are factored into the premium rates charged.  As policy provisioned dividend rates generally increase each year that a policy is in force, dividend expense is expected to increase as this block of insurance becomes more seasoned.

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels by agents and associates. Commission expense for the three months ended March 31, 2015 fluctuated directly in relation to the decrease of first year and increase of renewal premiums in the life segment compared to premium levels for the three months ended March 31, 2014.

Other General Expenses. Expenses increased in the current year due to $0.5 million of consulting costs associated with the tax compliance issue discovered in this first quarter. As well as expenses for three months related to MGLIC as of March 31, 2015 compared to only one month of expenses in 2014 due to the March acquisition date.

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized under current accounting guidance include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  The decrease for the three months ended March 31, 2015, compared to the same period in 2014 was the result of a decrease in first year premium production in the current period, which decreased capitalized amounts. Though premium revenue increased in 2015, it was primarily related to an increase in renewal premiums compared to the prior year.  Commissions paid on renewal premiums are significantly lower than those paid on first year business.

Amortization for the three months ended March 31, 2015, increased slightly compared to the same period in 2014. Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

Federal Income Tax.The effective tax rate was (21.4)% for the three months and 29.2% for the three months ended March 31, 2015 and 2014, respectively. Differences between our effective tax rate and the statutory tax rate result from income and expense

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

items that are treated differently for financial reporting and tax purposes.  See Note 8 - Income Taxes in the consolidated financial statements for further discussion.

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance of its segments based on net income or loss before income taxes.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Life Insurance	$(215)	299
Home Service Insurance	719	1,524
Other Non-Insurance Enterprises	(154)	(132)
Total	$350	1,691

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
March 31, 2015

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

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Country
Venezuela	$7,220	6,677
Colombia	6,076	6,310
Taiwan	4,481	4,145
Ecuador	3,543	3,280
Argentina	1,922	1,777
Other Non-U.S.	8,329	7,931
Total	$31,571	30,120

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
March 31, 2015

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
State
Texas	$583	559
Indiana	352	371
Florida	135	128
Kentucky	121	133
Missouri	105	124
Other States	461	485
Total	$1,757	1,800

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Revenue:
Premiums	$32,979	31,811
Net investment income	7,231	6,283
Realized investment losses, net	(56)	(64)
Other income	214	143
Total revenue	40,368	38,173
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,560	10,815
Increase in future policy benefit reserves	16,137	16,976
Policyholders' dividends	2,295	2,086
Total insurance benefits paid or provided	31,992	29,877
Commissions	6,026	6,238
Other general expenses	3,159	2,840
Capitalization of deferred policy acquisition costs	(5,343)	(5,659)
Amortization of deferred policy acquisition costs	4,549	4,407
Amortization of cost of customer relationships acquired	200	171
Total benefits and expenses	40,583	37,874
Income (loss) before income tax expense	$(215)	299

Premiums.  Premium revenues increased for the three month period ended March 31, 2015, compared to the same period in 2014 due primarily to international new and renewal business showing positive growth and strong persistency as this block of insurance ages. First year premium revenues for the quarter ended March 31, 2015, reflected sales internationally with endowment to age sixty-five and the twenty-year endowment products continuing as the top performers in the current year.

Life insurance premium breakout is detailed below.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Premiums:
First year	$4,391	4,559
Renewal	28,588	27,252
Total premiums	$32,979	31,811

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

Net Investment Income.  Net investment income increased as the impact of the sustained low interest rate environment has leveled and yields are beginning to rise modestly.

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
	(In thousands, except for %)
Net investment income, annualized	$28,923	26,454	25,131
Average invested assets, at amortized cost	674,092	623,498	592,493
Annualized yield on average invested assets	4.29%	4.24%	4.24%

Realized Investment Losses, Net.  Net losses for the three months ended of 2015 and 2014 were due to issuer calls. A substantial portion of the loss for both years related to sinking par calls on bonds purchased at a premium which resulted in a loss.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Death claims	$2,525	1,299
Surrender benefits	6,423	4,980
Endowment benefits	3,781	3,802
Accident and health benefits	65	50
Other policy benefits	766	684
Total claims and surrenders	$13,560	10,815

•
Death claims expense was unfavorable for the three months ended March 31, 2015 based upon reported claims. We experienced several higher value claims in the current quarter. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrenders increased in the three month period ended in 2015 by 29.0% compared to 2014. The majority of policy surrender benefits paid is attributable to our international business and was related to policies that have been in force nearly twenty years, where surrender charges are no longer applicable.

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

Increase in Future Policy Benefit Reserves.   Policy benefit reserves decreased for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to the increase in surrenders noted above. Endowment sales sold to our international clients represented approximately 82% of total new first year premium in both the three months ended March 31, 2015 and 2014.

Commissions.  Commission expense decreased for the three months ended March 31, 2015, compared to the same period in 2014.  This expense fluctuates directly with new premium revenues and commission rates paid are higher on first year premium sales, which were down for the three months ended March 31, 2015, compared to the same period in 2014.  Renewal premiums for the three months, for which we pay commissions at lower rates, were up from the prior year.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

Other General Expenses.  These expenses are allocated by segment, based upon an annual expense study performed by the Company, and were up for the three months ended March 31, 2015, compared to the same periods in 2014 due to the increased consulting fees for actuarial, tax and legal services related to the tax compliance issue identified in the current year.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs fluctuate in direct relation to commissions decreasing for the three months ended March 31, 2015, based upon first year and renewal premiums and commissions paid compared to 2014.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three months ended March 31, 2015 increased and was impacted by overall lower persistency related to this segment. As previously noted, persistency is monitored closely by the Company and was within expectations.

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

In March of 2014 we completed the acquisition of MGLIC which is a wholly owned subsidiary of SPLIC. MGLIC is licensed in Mississippi and customarily sells policies through independent funeral homes. As part of the conversion process and transitioning policy administration to our computer system, we identified some operational challenges that we are working to enhance. The risk profile of this business is higher than the debit based agent collections since the funeral home is the agent and beneficiary to the claims in many cases. We are in the process of incorporating policyholder direct mail and contact within the MGLIC operations to help mitigate risks. We anticipate that our Mississippi clients will experience enhanced support from the affiliated companies and operational benefits.

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
State
Louisiana	$10,594	10,506
Mississippi	627	341
Arkansas	388	406
Other States	219	205
Total	$11,828	11,458

We recorded three full months of premium related to MGLIC in Mississippi for the three months ended March 31, 2015 compared to only one month due to the acquisition date in March of 2014.

Home Service Insurance Products

Our home service insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs.  To a much lesser extent, our home

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

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

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Revenue:
Premiums	$11,587	11,202
Net investment income	3,464	3,287
Realized investment gains (losses), net	(15)	8
Other income	48	1
Total revenue	15,084	14,498
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,843	5,642
Increase in future policy benefit reserves	1,161	722
Policyholders' dividends	14	16
Total insurance benefits paid or provided	7,018	6,380
Commissions	3,833	3,672
Other general expenses	3,830	3,169
Capitalization of deferred policy acquisition costs	(1,513)	(1,409)
Amortization of deferred policy acquisition costs	750	802
Amortization of cost of customer relationships acquired	447	360
Total benefits and expenses	14,365	12,974
Income before income tax expense	$719	1,524

Premiums.  Premiums increased 3.4% for the three month period ended March 31, 2015, compared to 2014 primarily because 2015 includes three months of premiums for MGLIC whereas 2014 had one month of premiums.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

Net Investment Income.  Net investment income for our home service insurance segment was as follows.

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
	(In thousands, except for %)
Net investment income, annualized	$13,856	13,234	13,148
Average invested assets, at amortized cost	304,062	296,355	295,260
Annualized yield on average invested assets	4.56%	4.52%	4.45%

Realized Investment Gains (Losses), Net.  Realized gains and losses for the periods presented are related to calls of debt securities.

Claims and Surrenders.  Claims and surrenders increased for the three months ended March 31, 2015, compared to the same period in 2014, based upon reported claims compared to the prior year, but were within expected ranges.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Death claims	$4,637	4,233
Surrender benefits	780	850
Endowment benefits	4	3
Property claims	289	371
Accident and health benefits	12	88
Other policy benefits	120	97
Total claims and surrenders	$5,842	5,642

•	Death claims expense fluctuates based upon reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•	Surrender benefits decreased 8.2% for the three months ended in 2015 compared to the same period in 2014.

•	Property claims decreased 22.1% for the three months ended March 31, 2015 as we had experienced more weather related claims in 2014.

Increase in Future Policy Benefit Reserves.  The Company recorded an increase in future policy benefit reserves for the three months ended March 31, 2015, compared to the corresponding period in 2014 as premiums increased.

Commissions.  Commission expense fluctuated for the three months ended March 31, 2015, compared to the same period in 2014 as premium collections varied.

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company and increased between 2015 and 2014 due to an increase in consulting costs of actuarial, tax and legal services totaling $0.2 million. In addition, expenses for the three months ended March 31, 2015 reflect three full months of MGLIC related expenses whereas 2014 only reflects one month.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs increased for the three months ended March 31, 2015, as commission expense also increased during the period.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three months ended March 31, 2015 decreased compared to the corresponding period in 2014 as this segment experienced better persistency compared to the prior year, which results in lower amortization.

Other Non-Insurance Enterprises
This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP. The segment loss reported for the first three months of 2015 and 2014 is typical since the elimination of intercompany revenue is it's primary source of revenue.

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
March 31, 2015

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested cash, cash equivalents and investments.

	March 31, 2015		December 31, 2014
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$55,186	4.8	$55,246	5.0
States and political subdivisions	645,981	56.6	615,230	55.1
Corporate	260,443	22.8	257,867	23.1
Mortgage-backed (1)	3,503	0.3	3,681	0.3
Foreign governments	136	—	135	—
Total marketable securities	965,249	84.5	932,159	83.5
Cash and cash equivalents	41,430	3.6	50,708	4.5
Other investments:
Policy loans	55,288	4.8	54,032	4.8
Equity securities	70,165	6.2	69,879	6.3
Mortgage loans	619	0.1	628	0.1
Real estate	8,087	0.8	8,131	0.8
Other long-term investments	77	—	135	—
Total cash, cash equivalents and investments	$1,140,915	100.0	$1,115,672	100.0
(1) Includes $3.0 million and $3.2 million of U.S. Government-sponsored enterprises at March 31, 2015, and December 31, 2014, respectively.

Cash and cash equivalents increased as of March 31, 2015 due to timing of cash inflows and investment into marketable securities.

The held-to-maturity portfolio as of March 31, 2015 represented 24.2% of the total fixed maturity securities owned based upon carrying values, with the remaining 75.8% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$71,947	7.5	$70,572	7.6
AA	436,651	45.2	431,779	46.3
A	271,479	28.1	256,626	27.5
BBB	156,336	16.2	141,690	15.2
BB and other	28,836	3.0	31,492	3.4
Totals	$965,249	100.0	$932,159	100.0

Credit ratings reported for the periods indicated are assigned by a Nationally Recognized Statistical Rating Organization (“NRSRO”) such as Moody’s Investors Service, Standard & Poor’s or Fitch Ratings.  A credit rating assigned by an NRSRO is a quality based rating, with AAA representing the highest quality and D the lowest, with BBB and above being considered investment grade.  In

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

addition, the Company may use credit ratings of the National Association of Insurance Commissioners (“NAIC”) Securities Valuation Office (“SVO”) as assigned, if there is no NRSRO rating.  Securities rated by the SVO are grouped in the equivalent NRSRO category as stated by the SVO and securities that are not rated by an NRSRO are included in the “other” category.

The Company has no direct sovereign European debt exposure as of March 31, 2015.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of March 31, 2015, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	March 31, 2015
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$49,591	46,599	20,126	19,163	—	—	69,717	65,762	10.5
AA	140,594	134,903	213,096	202,311	15,079	13,971	368,769	351,185	56.3
A	42,604	42,331	132,668	126,292	10,157	9,693	185,429	178,316	28.5
BBB	1,071	1,080	23,333	22,284	518	577	24,922	23,941	3.8
BB and other	534	475	5,301	5,409	—	—	5,835	5,884	0.9
Total	$234,394	225,388	394,524	375,459	25,754	24,241	654,672	625,088	100.0

Municipals shown excluding third party guarantees

	March 31, 2015
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$20,470	19,989	4,318	4,253	—	—	24,788	24,242	3.9
AA	111,714	106,631	164,757	154,827	12,063	10,965	288,534	272,423	43.6
A	43,044	41,212	148,698	142,699	11,753	11,325	203,495	195,236	31.2
BBB	6,686	7,215	24,831	22,949	—	—	31,517	30,164	4.8
BB and other	52,480	50,341	51,920	50,731	1,938	1,951	106,338	103,023	16.5
Total	$234,394	225,388	394,524	375,459	25,754	24,241	654,672	625,088	100.0

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$126,436	120,188	19.3

Education	84,782	80,049	13.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

The tables below represent the Company's exposure of municipal holdings in Louisiana and Texas, which exceed 10% of the total municipal portfolio as of March 31, 2015.

	March 31, 2015
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AA	$9,241	9,080	26,016	24,507	—	—	35,257	33,587
A	7,894	7,726	9,761	9,367	—	—	17,655	17,093
BBB	—	—	396	396	—	—	396	396
BB and other	—	—	4,600	4,719	—	—	4,600	4,719
Total	$17,135	16,806	40,773	38,989	—	—	57,908	55,795
Louisiana securities excluding third party guarantees
AA	$9,787	9,425	23,182	21,943	—	—	32,969	31,368
A	4,742	4,776	9,112	8,716	—	—	13,854	13,492
BBB	—	—	2,569	2,304	—	—	2,569	2,304
BB and other	2,606	2,605	5,910	6,026	—	—	8,516	8,631
Total	$17,135	16,806	40,773	38,989	—	—	57,908	55,795
Texas securities including third party guarantees
AAA	$47,978	45,103	11,513	10,802	—	—	59,491	55,905
AA	47,386	46,308	21,953	21,033	—	—	69,339	67,341
A	3,461	3,410	20,765	19,806	—	—	24,226	23,216
BBB	—	—	10,307	9,602	—	—	10,307	9,602
BB and other	—	—	—	—	—	—	—	—
Total	$98,825	94,821	64,538	61,243	—	—	163,363	156,064
Texas securities excluding third party guarantees
AAA	$20,005	19,541	2,208	2,178	—	—	22,213	21,719
AA	53,847	50,937	22,216	20,849	—	—	76,063	71,786
A	9,208	8,888	23,021	22,014	—	—	32,229	30,902
BBB	—	—	10,304	9,560	—	—	10,304	9,560
BB and other	15,765	15,455	6,789	6,642			22,554	22,097
Total	$98,825	94,821	64,538	61,243	—	—	163,363	156,064

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At March 31, 2015, total holdings of municipal securities in Louisiana represented 8.8% of all municipal holdings based upon fair value.  The Company also holds 25.0% of its municipal holdings in Texas issuers.  There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of March 31, 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

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

The Company did not recognize any other-than-temporary impairments for the three months ended March 31, 2015 or 2014.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments relative to our insurance operations to provide cash flow and did not do so during the first three months of 2015.  Our investments as of March 31, 2015, consist of 66.5% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $17.0 million and $20.5 million for the three months ended March 31, 2015 and 2014, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $26.8 million and $22.7 million for the three months ended March 31, 2015 and 2014, respectively. The investing

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

In the first quarter of 2015, we announced that we identified that a substantial portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 7702A of the Internal Revenue Code ("IRC") of 1986. As a result, we established a reserve of $11.4 million as of December 31, 2014 for probable expenses and liabilities associated with this tax compliance matter, which amount represents the low end of management’s estimated range of those probable expenses and liabilities of $11.4 million to $40.0 million net of tax. This estimated range includes projected toll charges and fees as well as increased claims liability for past claims, reserves increases to bring policies into compliance and other probable liabilities resulting from this tax compliance matter. Our estimated range reflects the uncertainties with respect to the required course of action and other matters unknown at this time. Currently, management believes there is not a specific estimable amount for these probable liabilities and expenses which is more likely than other specific amounts within our estimated range. The process of determining our estimated range was a complex undertaking and involved management’s judgment based upon a variety of factors known at the time. Given the number of factors considered and the significant variables assumed in establishing our estimated range, actual amounts incurred may exceed our reserve and may exceed the high end of our estimated range of expenses and liabilities.

This tax compliance issue impacts our policyholders and their tax liabilities relative to these products that fail 7702 qualifications and will not be remediated. The exposure related to future sales or products in force is unknown at this time. Policyholders could decide to surrender their policies due to this issue which would subsequently result in higher cash outflows due to an increase in surrender activity.

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

All insurance subsidiaries were above the RBC minimums at March 31, 2015.

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Form 10-K for the year ended December 31, 2014.  The Company does not have off-balance sheet arrangements at March 31, 2015.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

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

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three months ended March 31, 2015 and 2014. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	March 31, 2015			December 31, 2014
	Amortized Cost	Fair Value	Net Unrealized Gains	Amortized Cost	Fair Value	Net Unrealized Gains
	(In thousands)
Fixed maturities, available-for-sale	$687,694	731,587	43,893	667,966	707,227	39,261
Fixed maturities, held-to-maturity	233,662	242,791	9,129	224,932	232,891	7,959
Total fixed maturities	$921,356	974,378	53,022	892,898	940,118	47,220
Total equity securities	$68,641	70,165	1,524	68,787	69,879	1,092

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 87.8% of our investment portfolio based on carrying value as of March 31, 2015.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of March 31, 2015 were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 1.9% during the quarter ended March 31, 2015, from 2.2% at December 31, 2014.  Net unrealized gains on fixed maturity securities totaled $53.0 million at March 31, 2015, compared to $47.2 million at December 31, 2014.

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  Approximately 75.1% of fixed maturities were held in available-for-sale and 24.9% in held-to-maturity based upon fair value at March 31, 2015.  At March 31, 2015 and December 31, 2014, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 6.4% of our total investments at March 31, 2015, with 97.3% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

During the three months ended March 31, 2015, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company is in the process of remediating the material weakness identified within the Actuarial function as of December 31, 2014.  Management is monitoring the remediation process and will assess the status of the material weakness as of each quarter end.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

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

In the first quarter of 2015, we announced that we identified that a substantial portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 7702A of the Internal Revenue Code ("IRC") of 1986. As a result, we established a reserve of $11.4 million as of December 31, 2014 for probable expenses and liabilities associated with this tax compliance matter, which amount represents the low end of management’s estimated range of those probable expenses and liabilities of $11.4 million to $40.0 million net of tax. This estimated range includes projected toll charges and fees as well as increased claims liability for past claims, reserves increases to bring policies into compliance and other probable liabilities resulting from this tax compliance matter. Our estimated range reflects the uncertainties with respect to the required course of action and other matters unknown at this time. Currently, management believes there is not a specific estimable amount for these probable liabilities and expenses which is more likely than other specific amounts within our estimated range. The process of determining our estimated range was a complex undertaking and involved management’s judgment based upon a variety of factors known at the time. Given the number of factors considered and the significant variables assumed in establishing our estimated range, actual amounts incurred may exceed our reserve and the high end of our estimated range of expenses and liabilities. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability, or if our estimates of those liabilities change in the future, our financial condition and results of operation may be materially adversely affected.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

Any electing person who has met the requirements to participate in the Plan and has not revoked such election to participate in the Plan is considered a “Plan Participant.” As of December 31, 2014 more than 89% percent of the shares of Class A common stock that had been purchased under the Plan had been purchased by foreign holders of life insurance policies (or related brokers); the remaining shares of Class A common stock that had been purchased under the Plan had been purchased by approximately 1,400 participants resident in the United States. International holders of life insurance policies underwritten by the Company may assign annually payable cash benefits from their insurance policies to the Plan and employees participating in the Plan may allocate a portion of their compensation to the Plan and the Company remits these amounts to Computershare.  Computershare uses these proceeds to purchase shares of Class A common stock in the open market from time to time through independent broker dealers selected by the Computershare.  None of the shares of Class A common stock purchased by the Plan Participants is issued by the Company, and the Company does not receive any proceeds from these purchases. An international policyholder must first consent in writing to be contacted by Citizens regarding the Plan before they are given the option to assign annually payable cash benefits from their insurance policies to the Plan. At the point of introduction to the Plan, international policyholders receive a copy of the Plan prospectus explaining the risks associated with purchasing Citizens Class A common stock through the Plan.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

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

In particular, at March 31, 2015, fixed maturities represented $965.2 million or 87.8% of our total investments of $1,099.5 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at March 31, 2015, approximately 97.0% of our fixed maturities were investment grade with 80.8% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at March 31, 2015 were $2.7 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

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
March 31, 2015

We may be required to accelerate the amortization of deferred acquisition costs and the costs of customer relationships acquired, which would increase our expenses and adversely affect our results of operations and financial condition.

At March 31, 2015, we had $159.0 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are primarily related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the profit stream.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At March 31, 2015, we had $22.9 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  Goodwill in our consolidated financial statements was $17.3 million as of March 31, 2015.

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
March 31, 2015

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

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
March 31, 2015

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
In December 2012, it was discovered that the original Registration Statement on Form S-3 covering the Plan and filed with the SEC was not declared effective under the Securities Act of 1933, due to a technical error on the Form S-3 cover page in the 2001 filing. Further, sales under the Plan may not have qualified for an exemption from registration under that Act. Consequently, we filed with the SEC a new registration statement pursuant to Rule 415 on Form S-3 with respect to the Plan (the “New Registration Statement”), which was declared effective by the SEC on January 14, 2013. Despite our full disclosure of this technical error since 2012, if and to the extent participants purchased shares of Class A common stock in the open market that were not effectively registered under the Securities Act, or exempt from such registration, prior to the filing of the 2013 Form S-3 Registration Statement such participants could seek to pursue certain state law remedies potentially available to them, since the statute of limitations has expired under federal securities law. Should a significant number of these purchasers bring state law claims it could have a material and adverse effect on our business and reputation and our results of operations and financial condition.

 Risks Relating to Our Capital Stock

The price of our Class A common stock may be adversely affected by decreased  participation in the Citizens, Inc. Stock Investment Plan (the "Plan").

If an international applicant for insurance submits a “Consent to be Contacted” form to Citizens with his or her insurance application, then Citizens will submit a copy of the Plan Prospectus once the applicant’s insurance policy is fully underwritten. At that time the international applicant is invited by Citizens to participate in the Plan and afforded the opportunity to invest certain policy dividends into the Plan. Most all of our international policyholders participate in the Plan and they invest their policy dividends and benefits in our Class A common stock pursuant to the Plan.  Once a policyholder elects to participate in the Plan, his or her policy benefits are assigned to purchase Citizens Class A common stock under the Plan in the open market.  There is a risk our Class A common stock price could be negatively impacted by a decrease in participation in the Plan.  If fewer policyholders elect to participate in the Plan, or our international premium collections were to decrease as a result of regulatory, economic, or marketing impediments, the trading volume of our Class A stock may decline from its present levels and the demand for our Class A common stock could be negatively impacted.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
March 31, 2015

Item 6. EXHIBITS

Exhibit Number	The following exhibits are filed herewith:
3.1	Restated and Amended Articles of Incorporation (a)

3.2	Amended and Restated Bylaws dated March 1, 2013 (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

11	Statement re: Computation of per share earnings (see financial statements)

31.1	Certification of Chief Executive Officer and Vice Chairman pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer and Vice Chairman pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
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

CITIZENS, INC.

		By:	/s/ Harold E. Riley
Harold E. Riley
Chairman and Chief Executive Officer

		By:	/s/ Rick D. Riley
Rick D. Riley
Vice Chairman and President

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
Executive Vice President, Chief Financial Officer and Treasurer

Date:	May 6, 2015