Form 10-Q
period 2015-06-30
CITIZENS INC
filed 2015-08-06
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
___________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 31, 2015, the Registrant had 49,080,114 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands)

	June 30, 2015	December 31, 2014
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $702,655 and $667,966 in 2015 and 2014, respectively)	$730,507	707,227
Fixed maturities held-to-maturity, at amortized cost (fair value: $241,689 and $232,891 in 2015 and 2014, respectively)	236,186	224,932
Equity securities available-for-sale, at fair value (cost: $69,242 and $68,787 in 2015 and 2014, respectively)	69,809	69,879
Mortgage loans on real estate	610	628
Policy loans	56,652	54,032
Real estate held for investment (less $1,648 and $1,575 accumulated depreciation in 2015 and 2014, respectively)	8,043	8,131
Other long-term investments	77	135
Total investments	1,101,884	1,064,964
Cash and cash equivalents	37,820	50,708
Accrued investment income	14,427	13,457
Reinsurance recoverable	4,362	4,425
Deferred policy acquisition costs	161,502	157,468
Cost of customer relationships acquired	22,616	23,542
Goodwill	17,255	17,255
Other intangible assets	974	976
Deferred tax asset	69,417	66,269
Property and equipment, net	6,176	6,352
Due premiums, net (less $1,417 and $1,364 allowance for doubtful accounts in 2015 and 2014, respectively)	11,144	10,777
Prepaid expenses	1,374	301
Other assets	1,233	1,061
Total assets	$1,450,184	1,417,555

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts)

	June 30, 2015	December 31, 2014
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$956,067	920,149
Annuities	62,260	59,727
Accident and health	1,241	1,216
Dividend accumulations	17,043	15,974
Premiums paid in advance	42,875	39,712
Policy claims payable	10,798	9,560
Other policyholders' funds	7,466	7,551
Total policy liabilities	1,097,750	1,053,889
Commissions payable	2,422	3,284
Federal income tax payable	75,562	78,818
Payable for securities in process of settlement	582	—
Other liabilities	24,621	23,205
Total liabilities	1,200,937	1,159,196
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 shares issued and outstanding in 2015 and 2014, including shares in treasury of 3,135,738 in 2015 and 2014	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2015 and 2014	3,184	3,184
Accumulated deficit	(20,536)	(19,047)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	18,227	25,850
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	249,247	258,359
Total liabilities and stockholders' equity	$1,450,184	1,417,555

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Three Months Ended June 30,
(In thousands, except per share amounts)
(Unaudited)

	2015		2014
Revenues:
Premiums:
Life insurance		$46,748		44,667
Accident and health insurance		421		390
Property insurance		1,291		1,272
Net investment income		11,201		10,083
Realized investment losses, net		(8)		(73)
Other income		426		163
Total revenues		60,079		56,502
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		19,240		16,668
Increase in future policy benefit reserves		19,760		19,979
Policyholders' dividends		2,540		2,412
Total insurance benefits paid or provided		41,540		39,059
Commissions		10,805		10,403
Other general expenses		10,445		7,448
Capitalization of deferred policy acquisition costs		(8,036)		(7,423)
Amortization of deferred policy acquisition costs		5,647		4,893
Amortization of cost of customer relationships acquired		516		614
Total benefits and expenses		60,917		54,994
Income (loss) before federal income tax		(838)		1,508
Federal income tax expense		1,076		358
Net income (loss)		(1,914)		1,150
Per Share Amounts:
Basic earnings (losses) per share of Class A common stock	$(0.04)		0.03
Basic earnings (losses) per share of Class B common stock	(0.02)		0.01
Diluted earnings (losses) per share of Class A common stock	(0.04)		0.03
Diluted earnings (losses) per share of Class B common stock	(0.02)		0.01
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period		(16,778)		12,296
Reclassification adjustment for losses included in net income		8		73
Unrealized gains (losses) on available-for-sale securities, net		(16,770)		12,369
Income tax expense (benefit) on unrealized losses on available-for-sale securities		(5,869)		4,340
Other comprehensive income (loss)		(10,901)		8,029
Comprehensive income (loss)		$(12,815)		9,179

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Six Months Ended June 30, (In thousands, except per share amounts) (Unaudited)

	2015		2014
Revenues:
Premiums:
Life insurance		$89,647		86,064
Accident and health insurance		796		741
Property insurance		2,583		2,537
Net investment income		22,270		19,989
Realized investment losses, net		(79)		(129)
Other income		722		332
Total revenues		115,939		109,534
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		38,643		33,125
Increase in future policy benefit reserves		37,058		37,677
Policyholders' dividends		4,849		4,514
Total insurance benefits paid or provided		80,550		75,316
Commissions		20,664		20,313
Other general expenses		17,996		13,950
Capitalization of deferred policy acquisition costs		(14,892)		(14,491)
Amortization of deferred policy acquisition costs		10,946		10,102
Amortization of cost of customer relationships acquired		1,163		1,145
Total benefits and expenses		116,427		106,335
Income (loss) before federal income tax		(488)		3,199
Federal income tax expense		1,001		852
Net income (loss)		(1,489)		2,347
Per Share Amounts:
Basic earnings (losses) per share of Class A common stock	$(0.03)		$0.05
Basic earnings (losses) per share of Class B common stock	(0.02)		0.02
Diluted earnings (losses) per share of Class A common stock	(0.03)		0.05
Diluted earnings (losses) per share of Class B common stock	(0.02)		0.02
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during period		(11,771)		26,392
Reclassification adjustment for losses included in net income		44		105
Unrealized gains (losses) on available-for-sale securities, net		(11,727)		26,497
Income tax expense (benefit) on unrealized gains on available-for-sale securities		(4,104)		9,294
Other comprehensive income (loss)		(7,623)		17,203
Comprehensive income (loss)		$(9,112)		19,550
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Six Months Ended June 30, (In thousands) (Unaudited)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,489)	2,347
Adjustments to reconcile net income to net cash provided by operating activities:
Realized losses on sale of investments and other assets	79	129
Net deferred policy acquisition costs	(3,946)	(4,389)
Amortization of cost of customer relationships acquired	1,163	1,145
Depreciation	386	745
Amortization of premiums and discounts on investments	5,583	4,505
Deferred federal income tax expense (benefit)	957	(1,438)
Change in:
Accrued investment income	(970)	(530)
Reinsurance recoverable	63	(336)
Due premiums	(367)	1,129
Future policy benefit reserves	36,925	37,657
Other policyholders' liabilities	5,385	3,252
Federal income tax receivable	(3,256)	33
Commissions payable and other liabilities	554	1,229
Other, net	(1,244)	(2,055)
Net cash provided by operating activities	39,823	43,423
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	—	580
Maturities and calls of fixed maturities, available-for-sale	19,024	23,530
Maturities and calls of fixed maturities, held-to-maturity	9,975	8,374
Purchase of fixed maturities, available-for-sale	(57,065)	(47,239)
Purchase of fixed maturities, held-to-maturity	(22,959)	(11,586)
Sale of equity securities, available-for-sale	—	11,105
Calls of equity securities, available-for-sale	150	200
Purchase of equity securities, available-for-sale	(602)	(17,283)
Principal payments on mortgage loans	18	21
Increase in policy loans, net	(2,620)	(3,133)
Sale of other long-term investments	58	1
Purchase of other long-term investments	—	(4)
Purchase of property and equipment	(123)	(340)
Net cash used in acquisition	—	(4,810)
Net cash used in investing activities	(54,144)	(40,584)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Six Months Ended June 30, (In thousands) (Unaudited)

	2015	2014
Cash flows from financing activities:
Annuity deposits	$3,995	2,587
Annuity withdrawals	(2,562)	(2,582)
Net cash provided by financing activities	1,433	5
Net increase (decrease) in cash and cash equivalents	(12,888)	2,844
Cash and cash equivalents at beginning of year	50,708	54,593
Cash and cash equivalents at end of period	$37,820	57,437
Supplemental disclosures of operating activities:
Cash paid during the period for income taxes, net	$3,300	2,213

Supplemental Disclosures of Non-Cash Investing Activities:
None.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2015
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

The consolidated statements of financial position for June 30, 2015, and the consolidated statements of comprehensive income and cash flows for the three and six months ended June 30, 2015 and 2014 and cash flows for the six-month periods ended June 30, 2015 and 2014, have been prepared by the Company without audit.  In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2015 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2014.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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
June 30, 2015
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
June 30, 2015
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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended
	June 30, 2015
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$36,707	11,753	—	48,460
Net investment income	7,387	3,441	373	11,201
Realized investment losses, net	(2)	(6)	—	(8)
Other income	160	22	244	426
Total revenue	44,252	15,210	617	60,079
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,465	5,775	—	19,240
Increase in future policy benefit reserves	18,490	1,270	—	19,760
Policyholders' dividends	2,527	13	—	2,540
Total insurance benefits paid or provided	34,482	7,058	—	41,540
Commissions	6,815	3,990	—	10,805
Other general expenses	4,872	4,459	1,114	10,445
Capitalization of deferred policy acquisition costs	(6,423)	(1,613)	—	(8,036)
Amortization of deferred policy acquisition costs	4,941	706	—	5,647
Amortization of cost of customer relationships acquired	122	394	—	516
Total benefits and expenses	44,809	14,994	1,114	60,917
Income (loss) before income tax expense	$(557)	$216	$(497)	$(838)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2015
(Unaudited)

	Six Months Ended
	June 30, 2015
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$69,686	23,340	—	93,026
Net investment income	14,618	6,905	747	22,270
Realized investment losses, net	(58)	(21)	—	(79)
Other income	374	70	278	722
Total revenue	84,620	30,294	1,025	115,939
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	27,025	11,618	—	38,643
Increase in future policy benefit reserves	34,627	2,431	—	37,058
Policyholders' dividends	4,822	27	—	4,849
Total insurance benefits paid or provided	66,474	14,076	—	80,550
Commissions	12,841	7,823	—	20,664
Other general expenses	8,031	8,289	1,676	17,996
Capitalization of deferred policy acquisition costs	(11,766)	(3,126)	—	(14,892)
Amortization of deferred policy acquisition costs	9,490	1,456	—	10,946
Amortization of cost of customer relationships acquired	322	841	—	1,163
Total benefits and expenses	85,392	29,359	1,676	116,427
Income (loss) before income tax expense	$(772)	935	(651)	(488)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2015
(Unaudited)

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
June 30, 2015
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2015
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	June 30, 2015	June 30, 2014
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$(1,914)	1,150
Net income (loss) allocated to Class A common stock	(1,895)	1,138
Net income (loss) allocated to Class B common stock	(19)	12
Net income (loss)	$(1,914)	1,150
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings (losses) per share of Class A common stock	$(0.04)	0.03
Basic earnings (losses) per share of Class B common stock	(0.02)	0.01
Diluted earnings (losses) per share of Class A common stock	(0.04)	0.03
Diluted earnings (losses) per share of Class B common stock	(0.02)	0.01

	Six Months Ended
	June 30, 2015	June 30, 2014
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$(1,489)	2,347
Net income (loss) allocated to Class A common stock	$(1,474)	2,323
Net income (loss) allocated to Class B common stock	(15)	24
Net income (loss)	$(1,489)	2,347
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings (losses) per share of Class A common stock	$(0.03)	0.05
Basic earnings (losses) per share of Class B common stock	(0.02)	0.02
Diluted earnings (losses) per share of Class A common stock	(0.03)	0.05
Diluted earnings (losses) per share of Class B common stock	(0.02)	0.02

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2015
(Unaudited)

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 84.8% of total cash, cash equivalents and investments at June 30, 2015.

	June 30, 2015		December 31, 2014
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	($ In thousands)
Fixed maturity securities	$966,693	84.8%	$932,159	83.6%
Equity securities	69,809	6.1%	69,879	6.3%
Mortgage loans	610	0.1%	628	0.1%
Policy loans	56,652	5.0%	54,032	4.8%
Real estate and other long-term investments	8,120	0.7%	8,266	0.7%
Cash and cash equivalents	37,820	3.3%	50,708	4.5%
Total cash, cash equivalents and investments	$1,139,704	100.0%	$1,115,672	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2015
(Unaudited)

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities and equity securities as of the periods indicated.

	June 30, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$10,026	2,694	—	12,720
U.S. Government-sponsored enterprises	36,589	1,461	—	38,050
States and political subdivisions	440,526	15,741	3,854	452,413
Foreign governments	104	28	—	132
Corporate	212,342	13,343	1,809	223,876
Commercial mortgage-backed	183	7	—	190
Residential mortgage-backed	2,885	243	2	3,126
Total available-for-sale securities	702,655	33,517	5,665	730,507
Held-to-maturity securities:
U.S. Government-sponsored enterprises	2,013	149	—	2,162
States and political subdivisions	207,346	6,336	1,096	212,586
Corporate	26,827	739	625	26,941
Total held-to-maturity securities	236,186	7,224	1,721	241,689
Total fixed maturities	$938,841	40,741	7,386	972,196
Equity securities:
Stock mutual funds	$16,007	1,715	133	17,589
Bond mutual funds	51,576	2	1,243	50,335
Common stock	65	—	16	49
Preferred stock	1,594	244	2	1,836
Total equity securities	$69,242	1,961	1,394	69,809

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2015
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
June 30, 2015
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

No other-than-temporary impairments were recognized during the three and six months ended June 30, 2015 or 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2015
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	June 30, 2015
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$139,803	1,956	98	19,524	1,898	10	159,327	3,854	108
Corporate	45,000	1,644	26	3,670	165	2	48,670	1,809	28
Residential mortgage-backed	2	—	1	141	2	3	143	2	4
Total available-for-sale securities	184,805	3,600	125	23,335	2,065	15	208,140	5,665	140
Held-to-maturity securities:
States and political subdivisions	53,064	963	37	7,582	133	7	60,646	1,096	44
Corporate	3,225	254	2	5,190	371	2	8,415	625	4
Total held-to-maturity securities	56,289	1,217	39	12,772	504	9	69,061	1,721	48
Total fixed maturities	$241,094	4,817	164	36,107	2,569	24	277,201	7,386	188
Equity securities:
Stock mutual funds	$5,409	133	4	—	—	—	5,409	133	4
Bond mutual funds	50,070	1,243	6	—	—	—	50,070	1,243	6
Common stocks	46	1	2	2	15	9	48	16	11
Preferred stocks	75	2	2	—	—	—	75	2	2
Total equities	$55,600	1,379	14	2	15	9	55,602	1,394	23

As of June 30, 2015, the Company had 15 available-for-sale fixed maturity securities and 9 held-to-maturity fixed maturity securities that were in an unrealized loss position for greater than 12 months. We reported 9 common stock holding in an unrealized loss position for greater than 12 months as of June 30, 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2015
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

We have reviewed these securities for the periods ended June 30, 2015 and December 31, 2014 and determined that no other-than-temporary impairment exists that have not been recognized based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis, and future information may become available which could result in impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2015
(Unaudited)

The amortized cost and fair value of fixed maturity securities at June 30, 2015 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

	June 30, 2015
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$37,022	37,470
Due after one year through five years	124,548	130,746
Due after five years through ten years	98,026	102,870
Due after ten years	443,059	459,421
Total available-for-sale securities	702,655	730,507
Held-to-maturity securities:
Due in one year or less	12,549	12,599
Due after one year through five years	33,016	34,625
Due after five years through ten years	49,514	51,249
Due after ten years	141,107	143,216
Total held-to-maturity securities	236,186	241,689
Total fixed maturities	$938,841	972,196

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.  Proceeds and gross realized gains from sales of securities for the three and six months ended June 30, 2015 and 2014 are summarized as follows.

	Fixed Maturities Available-for-Sale				Equity Securities
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)
Proceeds	$—	580	—	580	—	11,105	—	11,105
Gross realized gains	$—	21	—	21	—	63	—	63
Gross realized losses	$—	—	—	—	—	169	—	169

There were no sales of available-for-sale securities for the three and six month period ended June 30, 2015. There was one equity bond mutual fund sold at a loss during the three and six month periods ended June 30, 2014 as higher yielding bond mutual fund alternatives became more attractive than these U.S. Government backed funds as circumstances changed in the current environment. There were no securities sold from the held-to-maturity portfolio for the three and six months ended June 30, 2015 or 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2015
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2015
(Unaudited)

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	June 30, 2015
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,720	38,050	—	50,770
States and political subdivisions	—	452,413	—	452,413
Corporate	—	223,876	—	223,876
Commercial mortgage-backed	—	—	190	190
Residential mortgage-backed	—	3,126	—	3,126
Foreign governments	—	132	—	132
Total fixed maturities	12,720	717,597	190	730,507
Equity securities:
Stock mutual funds	17,589	—	—	17,589
Bond mutual funds	50,335	—	—	50,335
Common stock	49	—	—	49
Preferred stock	1,836	—	—	1,836
Total equity securities	69,809	—	—	69,809
Total financial assets	$82,529	717,597	190	800,316

	December 31, 2014
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,980	40,249	—	53,229
States and political subdivisions	—	422,355	—	422,355
Corporate	—	227,827	—	227,827
Commercial mortgage-backed	—	—	231	231
Residential mortgage-backed	—	3,450	—	3,450
Foreign governments	—	135	—	135
Total fixed maturities	12,980	694,016	231	707,227
Equity securities:
Stock mutual funds	17,596	—	—	17,596
Bond mutual funds	50,240	—	—	50,240
Common stock	51	—	—	51
Preferred stock	1,992	—	—	1,992
Total equity securities	69,879	—	—	69,879
Total financial assets	$82,859	694,016	231	777,106

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2015
(Unaudited)

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At June 30, 2015, our fixed maturity securities, valued using a third-party pricing source, totaled $717.6 million for Level 2 assets and comprised 89.7% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third-party pricing models and review model parameters for reasonableness.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding, and consist of two private placement mortgage-backed securities with a total value of $0.2 million.  Our Level 3 assets are current relative to principal and interest payments and are considered immaterial to our financial statements.  For the six months ended June 30, 2015, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

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

	June 30, 2015	December 31, 2014
	(In thousands)

Balance at beginning of period	$231	309
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	—	(1)
Principal paydowns	(41)	(77)
Transfer in and (out) of Level 3	—	—
Balance at end of period	$190	231

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
June 30, 2015
(Unaudited)

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$236,186	241,689	224,932	232,891
Mortgage loans	610	631	628	652
Policy loans	56,652	56,652	54,032	54,032
Cash and cash equivalents	37,820	37,820	50,708	50,708
Financial liabilities:
Annuity - investment contracts	44,801	35,634	42,837	37,978

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential and commercial properties.  Weighted average interest rates for these loans were approximately 6.3% as of June 30, 2015 and December 31, 2014, with maturities ranging from 1 to 30 years.  Management estimated the fair value using an annual interest rate of 6.2% at June 30, 2015.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.7% as of June 30, 2015 and December 31, 2014, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature.  Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at June 30, 2015 using discounted cash flows based upon a swap rate curve with interest rates ranging from 1.60% to 5.71% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

(7) Commitments and Contingencies

Qualification of Life Products

In the first quarter of 2015, we announced that we identified that a substantial portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
June 30, 2015
(Unaudited)

and 7702A of the Internal Revenue Code ("IRC") of 1986. This tax code section allows for qualifying products sold to clients to have favorable tax treatment such as the death benefit is not taxable. By identifying certain products that we have sold with the intention of this favorable tax treatment but in fact they do not qualify under the IRC rules, our policyholders may now be subject to additional tax liabilities. The policies at issue were primarily sold to non-U.S. citizens residing abroad. Based upon a review of the options available to the Company we have determined we will not remediate our endowments and endowment-like products we have sold to non-U.S. citizens. We do intend to remediate the domestic products we have sold to U.S. citizens. In addition, as part of our continuing review we identified in July of 2015 certain annuity contracts which do not contain qualifying language under IRC 72(s) as intended that would have provided for favorable tax treatment of the annuities. This issue affects both our domestic and international contract holders. Failure of these policies to qualify under Sections 7702, 7702A and 72(s) has resulted in additional expenses as described below. The products have been and continue to be appropriately reported under U.S. GAAP for financial reporting.

The failure of these policies to qualify under Sections 7702 and 7702A resulted in additional expense recorded as of December 31, 2014 of $11.4 million, after tax, related to projected IRS toll charges and fees of $10.1 million as well as claims liability for past claims and reserves increases to bring policies into compliance totaling $1.3 million. The failure of the annuities to qualify under 72(s) resulted in $2.5 million additional pretax expense recorded as of June 30, 2015 related to projected IRS toll charges. These toll charges are not deductible for tax. The range of financial estimates relative to these issues is $13.9 million to $46.6 million, after tax. This estimated range includes projected toll charges and fees as well as increased claims liability for past claims and reserve increases to bring policies into compliance and other probable liabilities resulting from this tax compliance matter. Our estimated range reflects the uncertainties with respect to the required course of action and other matters unknown at this time. Currently, management believes there is not a specific estimable amount for these probable liabilities and expenses which is more likely than other specific amounts within our estimated range. The process of determining our estimated range was a complex undertaking including insight from external consultants and involved management’s judgment based upon a variety of factors known at the time. The Company recorded the low end of the range. In addition, we have recorded expenses of $0.8 million in 2015 and it is reasonably possible that we may incur additional costs associated with these issues in the current year related to system remediation and consulting costs. We believe these additional costs could be $0.5 million to $0.8 million but due to the uncertainty of actions we cannot reasonably estimate these costs with any reliability. Actual amounts incurred may exceed this estimate and will be recorded as they become probable and can be reasonably estimated.

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
June 30, 2015
(Unaudited)

Litigation

From time to time we are subject to legal and regulatory actions relating to our business. We defend all claims vigorously.  As a result, we incur defense costs, including attorneys' fees, other direct litigation costs and the expenditure of management time that otherwise would be devoted to our business.

(8) Income Taxes

The effective tax rate was (128.4)% and 23.7% for the three months and (205.1)% and 26.6% for the six months of 2015 and 2014, respectively. The large negative effective tax rate for the periods in 2015 are due to the fact that the IRC Section 72(s) toll charges of $2.5 million are creating a pretax loss but are not deductible for tax. Additionally there is $678 thousand related to an uncertain tax position in the six months ended June 30, 2015. In most periods where our effective tax rate is lower than the statutory tax rate of 35%, the difference is primarily due to tax-exempt state and local bonds. The effective tax rate in the current year is impacted by the low amount of income before taxes which is resulting in a lower effective rate from year to year while the tax-exempt amounts will remain level.

(9) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the six months ended June 30, 2015.  In June 2015 CICA made a $1 million cash capital contribution to CNLIC. See our Annual Report on Form 10-K as of December 31, 2014 for a comprehensive discussion of related party transactions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

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

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Changes in laibilities associated with noncompliance of certain insurance products with Sections 7702, 7702A and 72(s) under the internal Revenue Code;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company's products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;

•	Changes in statutory or U.S. GAAP accounting principles, policies or practices;

•	Our success at managing risks involved in the foregoing; and

•	The risk factors discussed in "Part II. - Item 1A - Risk Factors." of this report.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

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

Overview

Citizens is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975.  Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of June 30, 2015, we had approximately $1.5 billion of total assets and approximately $4.7 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

We were formed in 1969 by our Chairman Emeritus, Harold E. Riley.  Prior to our formation, Mr. Riley had many years of experience in the international and domestic life insurance business.  Our Company has experienced significant growth through acquisitions in the domestic market and through market expansion in the international market.  We seek to capitalize on the experience of our management team in marketing and operations as we strive to generate bottom line return using knowledge of our niche markets and our well-established distribution channels.  We believe our underwriting processes, policy terms, pricing practices and proprietary administrative systems enable us to be competitive in our current markets, while protecting our shareholders and servicing our policyholders.

Current Financial Highlights

Financial highlights for the three and six month periods ended June 30, 2015, compared to the same periods in 2014 were:

•
Insurance premiums rose for the three and six month periods ended June 30, 2015 to $48.5 million and $93.0 million in 2015 from $46.3 million and $89.3 million for the corresponding periods in 2014, an increase of 4.6% and 4.1% driven primarily by first year and renewal premiums in our life insurance segment.

•
Net investment income increased 11.1% and 11.4% for the three and six month periods ended June 30, 2015 compared to the corresponding periods in 2014.  The average yield on the consolidated portfolio as of the six months ended June 30, 2015 increased to an annualized rate of 4.25% up from 4.21% for the same period in 2014.

•
Claims and surrenders expense increased 15.4% and 16.7% for the three and six months ended in 2015 compared to 2014 as death benefits reported in both insurance segments increased and surrender benefits increased in the life segment in the current year compared to 2014 levels.

•	Changes in reserves resulted in liability increases due to the increased sales of endowment products that build up reserves at a faster pace than whole life longer-term mortality based products.

•
General expenses have increased due to an additional tax compliance issue that was identified in July of 2015 related to annuities compliance under the Internal Revenue Code Section 72(s) which resulted in recording an expense estimate of $2.5 million and due to an increase related to accounting, actuarial and legal expenses associated with the tax compliance issues that have been identified in the current year. Additional consulting expenses incurred for these tax compliance issues to date on a consolidated level totaled approximately$ 0.8 million.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

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

	Six Months Ended June 30,
	2015			2014
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$168,032,030	3,070	$54,734	$164,016,395	2,717	$60,367
Home Service	99,799,857	14,580	6,844	98,660,597	14,716	6,704

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

Note:  All discussions below compare or state results for the three and six-month periods ended June 30, 2015 compared to the three and six-month periods ended June 30, 2014.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Premiums:
Life insurance	$46,748	44,667	$89,647	86,064
Accident and health insurance	421	390	796	741
Property insurance	1,291	1,272	2,583	2,537
Net investment income	11,201	10,083	22,270	19,989
Realized investment losses, net	(8)	(73)	(79)	(129)
Other income	426	163	722	332
Total revenues	$60,079	56,502	$115,939	109,534

Premium Income.  Premium income derived from life, accident and health, and property insurance sales increased 4.6% and 4.1% for the three and six month periods ended June 30, 2015 compared to the same periods ended June 30, 2014. The increase is generated primarily from an increase in the life segment first year and renewal business.

Net investment income performance is summarized as follows.

	June 30,	December 31,	June 30,
	2015	2014	2014
	(In thousands, except for %)
Net investment income, annualized	$44,540	41,062	39,978
Average invested assets, at amortized cost	1,049,038	976,079	950,036
Annualized yield on average invested assets	4.25%	4.21%	4.21%

Yields have been slowly rising as we reinvest calls and new premium money into higher yielding bonds compared to the historically low rates experienced over the past several years.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

Investment income from debt securities accounted for approximately 84.1% of total investment income for the six months ended June 30, 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Gross investment income:
Fixed maturity securities	$9,814	9,217	$19,577	18,128
Equity securities	671	452	1,267	846
Mortgage loans	9	11	18	22
Policy loans	1,113	1,029	2,230	2,031
Long-term investments	73	71	147	145
Other investment income	28	9	34	24
Total investment income	11,708	10,789	23,273	21,196
Investment expenses	(507)	(706)	(1,003)	(1,207)
Net investment income	$11,201	10,083	$22,270	19,989

The consolidated invested asset portfolio has increased approximately 3.5% from year end 2014 to June 30, 2015 with, primarily, investments in the fixed maturity securities portfolio accounting for the most significant increase in investment income. Bond mutual funds are the primary source of dividend income in the equity securities holdings. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.

Realized Investment Losses, Net.  Net losses for the three and six months ended of 2015 and 2014 were due to issuer calls. A substantial portion of the loss for both years related to sinking par calls on bonds purchased at a premium which resulted in a loss.

Benefits and Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$19,240	16,668	$38,643	33,125
Increase in future policy benefit reserves	19,760	19,979	37,058	37,677
Policyholders' dividends	2,540	2,412	4,849	4,514
Total insurance benefits paid or provided	41,540	39,059	80,550	75,316
Commissions	10,805	10,403	20,664	20,313
Other general expenses	10,445	7,448	17,996	13,950
Capitalization of deferred policy acquisition costs	(8,036)	(7,423)	(14,892)	(14,491)
Amortization of deferred policy acquisition costs	5,647	4,893	10,946	10,102
Amortization of cost of customer relationships acquired	516	614	1,163	1,145
Total benefits and expenses	$60,917	54,994	$116,427	106,335

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Death claims	$5,844	6,010	$13,006	11,542
Surrender benefits	7,709	5,220	14,911	11,050
Endowments	4,200	4,282	7,985	8,087
Property claims	496	343	785	714
Accident and health benefits	98	137	175	275
Other policy benefits	893	676	1,781	1,457
Total claims and surrenders	$19,240	16,668	$38,643	33,125

•
Death claims decreased 2.8% and increased 12.7% for the three and six months ended June 30, 2015 compared to the same periods in 2014. We experienced unfavorable claims development in the current year to date period for both the life and home service segments. Mortality experience is closely monitored by the Company and the activity is within expected levels.

•
Surrenders increased by 47.7% and 34.9% in the current three and six month periods compared to 2014 primarily due to activity in the life segment. This increased surrender activity is in the later durations after the surrender charge periods are concluded.

Increase in Future Policy Benefit Reserves.  The decrease in future policy benefit reserves for the three and six months ended June 30, 2015, is due to the increase in surrenders noted above.

Policyholder Dividends. The majority of our international policies are participating, and the dividends are factored into the premium rates charged.  As policy provisioned dividend rates generally increase each year that a policy is in force, dividend expense is expected to increase as this block of insurance becomes more seasoned.

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels by agents and associates. Commission expense for the three and six months ended June 30, 2015 fluctuated directly in relation to the increase of first year and increase of renewal premiums in the life segment compared to premium levels for the three and six months ended June 30, 2014.

Other General Expenses. The Company recorded an expense of $2.5 million related to the annuity tax compliance issue that was identified in July of 2015. Expenses also increased in the current year due to $0.8 million of consulting costs associated with the tax compliance issues discovered in 2015. We also incurred additional audit related costs of $0.4 million in the current year. Additionally, there are expenses for six months related to MGLIC as of June 30, 2015 compared to only four months of expenses in 2014 due to the March acquisition date.

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized under current accounting guidance include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  The increase for the three and six months ended June 30, 2015, compared to the same periods in 2014 was the result of an increase in first year premium production in the current periods, which increased capitalized amounts.  92.6% of the premium revenue increase in 2015, is attributed to renewal premiums.  Commissions paid on renewal premiums are significantly lower than those paid on first year business.

Amortization for the three and six months ended June 30, 2015, increased compared to the same periods in 2014 due to the higher surrenders in 2015. Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

Federal Income Tax. The effective tax rate was (128.4)% and 23.7% for the three months and (205.1)% and 26.6% for the six months ended June 30, 2015 and 2014, respectively. The large negative effective tax rate for the periods in 2015 are due to the fact that the IRC Section 72(s) toll charges of $2.5 million are creating a pretax loss but are not deductible for tax. Additionally there is $678 thousand related to an uncertain tax position in the six months ended June 30, 2015. Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.  See Note 8 - Income Taxes in the consolidated financial statements for further discussion.

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance of its segments based on net income or loss before income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Life Insurance	$(557)	785	$(772)	1,084
Home Service Insurance	216	1,344	935	2,868
Other Non-Insurance Enterprises	(497)	(621)	(651)	(753)
Total	$(838)	1,508	$(488)	3,199

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
June 30, 2015

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

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Country
Venezuela	$8,214	7,862	$15,434	14,539
Colombia	7,198	6,487	13,274	12,797
Taiwan	4,015	3,923	8,496	8,068
Ecuador	4,124	4,238	7,667	7,518
Argentina	2,466	2,267	4,388	4,044
Other Non-U.S.	9,492	8,756	17,821	16,687
Total	$35,509	33,533	$67,080	63,653

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
June 30, 2015

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
State
Texas	$643	623	$1,226	1,182
Indiana	366	316	718	687
Florida	126	135	261	263
Kentucky	105	97	226	230
Missouri	116	126	221	250
Other States	464	485	925	970
Total	$1,820	1,782	$3,577	3,582

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded the majority of our accident and health insurance business to an unaffiliated insurance company under a coinsurance agreement.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Revenue:
Premiums	$36,707	34,569	$69,686	66,380
Net investment income	7,387	6,466	14,618	12,749
Realized investment losses, net	(2)	(48)	(58)	(112)
Other income	160	133	374	276
Total revenue	44,252	41,120	84,620	79,293
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,465	11,163	27,025	21,978
Increase in future policy benefit reserves	18,490	18,849	34,627	35,825
Policyholders' dividends	2,527	2,397	4,822	4,483
Total insurance benefits paid or provided	34,482	32,409	66,474	62,286
Commissions	6,815	6,484	12,841	12,722
Other general expenses	4,872	2,965	8,031	5,805
Capitalization of deferred policy acquisition costs	(6,423)	(5,848)	(11,766)	(11,507)
Amortization of deferred policy acquisition costs	4,941	4,205	9,490	8,612
Amortization of cost of customer relationships acquired	122	120	322	291
Total benefits and expenses	44,809	40,335	85,392	78,209
Income (loss) before income tax expense	$(557)	785	$(772)	1,084

Premiums.  Premium revenues increased for the three and six month period ended June 30, 2015, compared to the same periods in 2014 due primarily to international new and renewal business showing positive growth and strong persistency as this block of insurance ages. First year premium revenues for the six months ended June 30, 2015, reflected sales internationally with endowment to age sixty-five and the twenty-year endowment products continuing as the top performers in the current year.

Life insurance premium breakout is detailed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Premiums:
First year	$5,163	4,716	$9,554	9,275
Renewal	31,544	29,853	60,132	57,105
Total premiums	$36,707	34,569	$69,686	66,380

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

Net Investment Income.  Net investment income increased as the impact of the sustained low interest rate environment has leveled and yields are beginning to rise modestly.

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2015	2014	2014
	(In thousands, except for %)
Net investment income, annualized	$29,237	26,454	25,499
Average invested assets, at amortized cost	684,485	623,498	601,258
Annualized yield on average invested assets	4.27%	4.24%	4.24%

Realized Investment Losses, Net.  Net losses for the three and six months ended of June 30, 2015 and 2014 were due to issuer calls. A substantial portion of the loss for both years related to sinking par calls on bonds purchased at a premium which resulted in a loss upon the call date.

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Death claims	$1,351	1,676	$3,876	2,975
Surrender benefits	7,095	4,562	13,518	9,542
Endowment benefits	4,196	4,278	7,977	8,080
Accident and health benefits	67	69	132	119
Other policy benefits	756	578	1,522	1,262
Total claims and surrenders	$13,465	11,163	$27,025	21,978

•
Death claims expense was favorable for the three months and unfavorable for the six months ended June 30, 2015 based upon reported claims. We experienced several higher value claims in the first quarter of this year. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrenders increased in the three and six month periods ended June 30, 2015 by 55.5% and 41.7% compared to 2014. The majority of policy surrender benefits paid is attributable to our international business and was related to policies that have been in force nearly twenty years, where surrender charges are no longer applicable.

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

Increase in Future Policy Benefit Reserves.   Policy benefit reserves decreased for the three and six months ended June 30, 2015 compared to the same periods in 2014, primarily due to the increase in surrenders noted above. Endowment sales sold to our international clients represented approximately 84% and 82% of total new first year premium for the three and six months ended June 30, 2015.

Commissions.  Commission expense increased for the three and six months ended June 30, 2015, compared to the same periods in 2014.  This expense fluctuates directly with new premium revenues and commission rates paid are higher on first year premium sales, which were up for the three and six months ended June 30, 2015, compared to the same periods in 2014.  Renewal premiums for the three and six months, for which we pay commissions at lower rates, were also up from the prior year.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

Other General Expenses.  These expenses are allocated by segment, based upon an annual expense study performed by the Company. Expenses were up for the three and six months ended June 30, 2015, compared to the same periods in 2014 as the Company recorded an expense of $1.9 million related to the annuity tax compliance issue that was identified in July of 2015. In addition, expenses are higher due to the increased consulting fees for actuarial, tax and legal services related to the tax compliance issues identified in the current year.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs fluctuate in direct relation to commissions increasing for the three and six months ended June 30, 2015, based upon first year and renewal premiums and commissions paid compared to 2014.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and six months ended June 30, 2015 increased and was impacted by overall lower persistency related to this segment. As previously noted, persistency is monitored closely by the Company and was within expectations.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
State
Louisiana	$10,675	10,549	$21,269	21,055
Mississippi	673	819	1,300	1,160
Arkansas	422	423	810	829
Other States	209	215	428	420
Total	$11,979	12,006	$23,807	23,464

We recorded six full months of premium related to MGLIC in Mississippi for the six months ended June 30, 2015 compared to only four months in 2014, due to the acquisition date in March of 2014.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Revenue:
Premiums	$11,753	11,760	$23,340	22,962
Net investment income	3,441	3,282	6,905	6,569
Realized investment losses, net	(6)	(26)	(21)	(18)
Other income	22	3	70	4
Total revenue	15,210	15,019	30,294	29,517
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,775	5,505	11,618	11,147
Increase in future policy benefit reserves	1,270	1,130	2,431	1,852
Policyholders' dividends	13	15	27	31
Total insurance benefits paid or provided	7,058	6,650	14,076	13,030
Commissions	3,990	3,919	7,823	7,591
Other general expenses	4,459	3,499	8,289	6,668
Capitalization of deferred policy acquisition costs	(1,613)	(1,575)	(3,126)	(2,984)
Amortization of deferred policy acquisition costs	706	688	1,456	1,490
Amortization of cost of customer relationships acquired	394	494	841	854
Total benefits and expenses	14,994	13,675	29,359	26,649
Income (loss) before income tax expense	$216	1,344	$935	2,868

Premiums.  Premiums increased for the three and six month period ended June 30, 2015, compared to 2014 primarily because 2015 includes three and six months of premiums for MGLIC whereas 2014 had three and four months of premiums, based upon the acquisition date of March 2014.

Net Investment Income.  Net investment income for our home service insurance segment was as follows.

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2015	2014	2014
	(In thousands, except for %)
Net investment income, annualized	$13,810	13,234	13,218
Average invested assets, at amortized cost	303,342	296,355	296,546
Annualized yield on average invested assets	4.55%	4.52%	4.46%

Realized Investment Losses, Net.  Realized losses for the periods presented are related to calls of debt securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

Claims and Surrenders.  Claims and surrenders decreased for the three and six months ended June 30, 2015, compared to the same periods in 2014, based upon reported claims compared to the prior year, but were within expected ranges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Death claims	$4,491	4,334	$9,129	8,567
Surrender benefits	614	658	1,394	1,508
Endowment benefits	4	4	8	7
Property claims	496	343	785	714
Accident and health benefits	31	68	43	156
Other policy benefits	139	98	259	195
Total claims and surrenders	$5,775	5,505	$11,618	11,147

•	Death claims expense fluctuates based upon reported claims. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•	Surrender benefits decreased 6.7% and 7.6% for the three and six months ended in 2015 compared to the same periods in 2014.

•	Property claims increased 44.6% and 9.9% for the three and six months ended June 30, 2015 as we experienced more weather related claims in 2015.

Increase in Future Policy Benefit Reserves.  The Company recorded an increase in future policy benefit reserves for the six months ended June 30, 2015, compared to the corresponding period in 2014 again due to the fact that MGLIC was included in results for six months in 2015 and only four months in 2014.

Commissions.  Commission expense fluctuated for the three and six months ended June 30, 2015, compared to the same periods in 2014 as premium collections varied.

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company and increased between 2015 and 2014 as the Company recorded an expense of $0.6 million related to the annuity tax compliance issue that was identified in July of 2015. In addition, expenses are higher due to the increased consulting fees for actuarial, tax and legal services related to the tax compliance issues identified in the current year. Expenses for the three and six months ended June 30, 2015 reflect three and six full months of MGLIC related expenses whereas 2014 only reflects three and four months, as noted previously.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs increased for the three and six months ended June 30, 2015, as commission expense also increased during the periods.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and six months ended June 30, 2015 fluctuated compared to the corresponding periods in 2014 as this segment experienced persistency changes compared to the prior year, which results in lower or high amortization.

Other Non-Insurance Enterprises
This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP. The segment loss reported for the three and six months of 2015 and 2014 is typical since the elimination of intercompany revenue is it's primary source of revenue.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

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

	June 30, 2015		December 31, 2014
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable debt securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$52,783	4.6	$55,246	5.0
States and political subdivisions	659,759	57.9	615,230	55.1
Corporate	250,703	22.0	257,867	23.1
Mortgage-backed (1)	3,316	0.3	3,681	0.3
Foreign governments	132	—	135	—
Total marketable debt securities	966,693	84.8	932,159	83.5
Cash and cash equivalents	37,820	3.3	50,708	4.5
Other investments:
Policy loans	56,652	5.0	54,032	4.8
Equity securities	69,809	6.1	69,879	6.3
Mortgage loans	610	0.1	628	0.1
Real estate	8,043	0.7	8,131	0.8
Other long-term investments	77	—	135	—
Total cash, cash equivalents and investments	$1,139,704	100.0	$1,115,672	100.0
(1) Includes $2.9 million and $3.2 million of U.S. Government-sponsored enterprises at June 30, 2015, and December 31, 2014, respectively.

Cash and cash equivalents decreased as of June 30, 2015 due to timing of cash inflows and investment into marketable securities.

The held-to-maturity portfolio as of June 30, 2015 represented 24.4% of the total fixed maturity securities owned based upon carrying values, with the remaining 75.6% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$72,618	7.5	$70,572	7.6
AA	448,045	46.3	431,779	46.3
A	264,993	27.4	256,626	27.5
BBB	151,785	15.7	141,690	15.2
BB and other	29,252	3.1	31,492	3.4
Totals	$966,693	100.0	$932,159	100.0

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

The Company has no direct sovereign European debt exposure as of June 30, 2015.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of June 30, 2015, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	June 30, 2015
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$50,808	48,710	19,666	19,100	—	—	70,474	67,810	10.5
AA	143,660	140,313	222,304	214,748	15,688	14,827	381,652	369,888	57.0
A	40,029	41,140	132,715	129,385	9,586	9,340	182,330	179,865	27.8
BBB	1,049	1,076	22,680	22,230	567	576	24,296	23,882	3.7
BB and other	1,088	1,022	5,159	5,405	—	—	6,247	6,427	1.0
Total	$236,634	232,261	402,524	390,868	25,841	24,743	664,999	647,872	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

Municipals shown excluding third party guarantees

	June 30, 2015
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$20,084	19,874	4,268	4,232	—	—	24,352	24,106	3.7
AA	113,907	110,682	177,948	171,589	12,124	11,264	303,979	293,535	45.3
A	41,456	40,240	143,494	139,549	11,189	10,962	196,139	190,751	29.4
BBB	6,104	7,207	22,254	20,905	—	—	28,358	28,112	4.3
BB and other	55,083	54,258	54,560	54,593	2,528	2,517	112,171	111,368	17.3
Total	$236,634	232,261	402,524	390,868	25,841	24,743	664,999	647,872	100.0

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$128,073	124,020	19.3

Education	84,678	82,001	12.7

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

The tables below represent the Company's exposure of municipal holdings in Louisiana and Texas, which exceed 10% of the total municipal portfolio as of June 30, 2015.

	June 30, 2015
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AA	$9,071	9,051	24,506	23,214	—	—	33,577	32,265
A	6,710	6,667	9,566	9,355	—	—	16,276	16,022
BBB	—	—	395	393	—	—	395	393
BB and other	—	—	4,475	4,720	—	—	4,475	4,720
Total	$15,781	15,718	38,942	37,682	—	—	54,723	53,400
Louisiana securities excluding third party guarantees
AA	$9,643	9,417	21,627	20,662	—	—	31,270	30,079
A	3,589	3,699	9,034	8,698	—	—	12,623	12,397
BBB	—	—	2,536	2,302	—	—	2,536	2,302
BB and other	2,549	2,602	5,745	6,020	—	—	8,294	8,622
Total	$15,781	15,718	38,942	37,682	—	—	54,723	53,400
Texas securities including third party guarantees
AAA	$49,236	47,218	11,191	10,773	—	—	60,427	57,991
AA	45,211	44,628	22,820	22,179	—	—	68,031	66,807
A	3,409	3,388	20,335	19,707	—	—	23,744	23,095
BBB	—	—	10,022	9,563	—	—	10,022	9,563
BB and other	567	548	—	—	—	—	567	548
Total	$98,423	95,782	64,368	62,222	—	—	162,791	158,004
Texas securities excluding third party guarantees
AAA	$19,631	19,427	2,182	2,161	—	—	21,813	21,588
AA	52,831	50,718	20,932	19,958	—	—	73,763	70,676
A	9,111	8,855	23,122	22,440	—	—	32,233	31,295
BBB	—	—	7,959	7,532	—	—	7,959	7,532
BB and other	16,850	16,782	10,173	10,131			27,023	26,913
Total	$98,423	95,782	64,368	62,222	—	—	162,791	158,004

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At June 30, 2015, total holdings of municipal securities in Louisiana represented 8.2% of all municipal holdings based upon fair value.  The Company also holds 24.5% of its municipal holdings in Texas issuers.  There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of June 30, 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

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

The Company did not recognize any other-than-temporary impairments for the three and six months ended June 30, 2015 or 2014.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments relative to our insurance operations to provide cash flow and did not do so during the first six months of 2015.  Our investments as of June 30, 2015, consist of 66.3% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $39.8 million and $43.4 million for the six months ended June 30, 2015 and 2014, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing activities totaled $54.1 million and $40.6 million for the six months ended June 30, 2015 and 2014, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

In the first quarter of 2015, we announced that we identified that a substantial portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 7702A of the Internal Revenue Code ("IRC") of 1986. In addition, in July 2015 we identified certain annuity contracts that do not contain required language under IRC Section 72(s) and therefore do not qualify as annuities for tax purposes. As a result of these discoveries, we established a reserve of $11.4 million as of December 31, 2014 and an additional $2.5 million as of June 30, 2015 for probable expenses and liabilities associated with this tax compliance matter, which amount represents the low end of management’s estimated range of those probable expenses and liabilities of $13.9 million to $46.6 million, net of tax. This estimated range includes projected toll charges and fees as well as increased claims liability for past claims and reserve increases to bring policies into compliance and other probable liabilities resulting from this tax compliance matter. Our estimated range reflects the uncertainties with respect to the required course of action and other matters unknown at this time. Currently, management believes there is not a specific estimable amount for these probable liabilities and expenses which is more likely than other specific amounts within our estimated range. The process of determining our estimated range was a complex undertaking including insight from external consultants and involved management’s judgment based upon a variety of factors known at the time. Given the number of factors considered and the significant variables assumed in establishing our estimated range, actual amounts incurred may exceed our reserve and may exceed the high end of our estimated range of expenses and liabilities.

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

All insurance subsidiaries were above the RBC minimums at June 30, 2015.

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Form 10-K for the year ended December 31, 2014.  The Company does not have off-balance sheet arrangements at June 30, 2015.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

has not relied upon dividends from subsidiaries for its cash flow needs.  However, CICA and SPLIC do dividend available funds from time to time in relation to new acquisition target strategies.

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	June 30, 2015			December 31, 2014
	Amortized Cost	Fair Value	Net Unrealized Gains	Amortized Cost	Fair Value	Net Unrealized Gains
	(In thousands)
Fixed maturities, available-for-sale	$702,655	730,507	27,852	667,966	707,227	39,261
Fixed maturities, held-to-maturity	236,186	241,689	5,503	224,932	232,891	7,959
Total fixed maturities	$938,841	972,196	33,355	892,898	940,118	47,220
Total equity securities	$69,242	69,809	567	68,787	69,879	1,092

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 87.7% of our investment portfolio based on carrying value as of June 30, 2015.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of June 30, 2015 were within the expected range of this analysis.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond increased to 2.4% during the quarter ended June 30, 2015, from 2.2% at December 31, 2014.  Net unrealized gains on fixed maturity securities totaled $33.3 million at June 30, 2015, compared to $47.2 million at December 31, 2014.

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  Approximately 75.1% of fixed maturities were held in available-for-sale and 24.9% in held-to-maturity based upon fair value at June 30, 2015.  At June 30, 2015 and December 31, 2014, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 6.3% of our total investments at June 30, 2015, with 97.3% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

Item 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure, among other things, that material information relating to our Company, including its consolidated subsidiaries, is made known to our officers who certify our financial reports and to the other members of our senior management and the Board of Directors.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based upon an evaluation at the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

During the three months ended June 30, 2015, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company is in the process of remediating the material weakness identified within the Actuarial function as of December 31, 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

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
June 30, 2015

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

Our operating results and financial condition may be affected if the liabilities actually incurred differ, or if our estimates of those liabilities change, from the amounts we have reserved for in connection with the noncompliance of a substantial portion of our insurance policies with Sections 7702 and 7702A under the Internal Revenue Code and the failure of certain annuity contracts to qualify under Section 72(s) of the Internal Revenue Code.

In the first quarter of 2015, we announced that we identified that a substantial portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 7702A of the Internal Revenue Code ("IRC") of 1986. In addition, in July of 2015 we identified certain annuity contracts that do not qualify under IRC Section 72(s) for favorable tax treatment of annuities. As a result, we established a reserve of $11.4 million as of December 31, 2014 and an additional $2.5 million as of June 30, 2015 for probable expenses and liabilities associated with this tax compliance matter, which amount represents the low end of management’s estimated range of those probable expenses and liabilities of $13.9 million to $46.6 million, net of tax. This estimated range includes projected toll charges and fees as well as increased claims liability for past claims and reserve increases to bring policies into compliance and other probable liabilities resulting from these tax compliance matters. Our estimated range reflects the uncertainties with respect to the required course of action and other matters unknown at this time. Currently, management believes there is not a specific estimable amount for these probable liabilities and expenses which is more likely than other specific amounts within our estimated range. The process of determining our estimated range was a complex undertaking including insight from external consultants and involved management’s judgment based upon a variety of factors known at the time. Given the number of factors considered and the significant variables assumed in establishing our estimated range, actual amounts incurred may exceed our reserve and the high end of our estimated range of expenses and liabilities. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability, or if our estimates of those liabilities change in the future, our financial condition and results of operation may be materially adversely affected.

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

On or about April 2001, the Company adopted the Plan, as amended and restated from time to time. The Plan is registered with the SEC pursuant to a Registration Statement on Form S-3 of the Securities Act of 1933. For further information on the filing history of the Plan’s Registration Statement, please see the risk factor directly below titled “The previous Registration Statement covering the Plan was not declared effective under the Securities Act of 1933.”

The general purpose of the Plan is to provide a convenient and economical means for new investors to make an initial investment in our Class A common stock and for existing investors to purchase additional shares of our Class A common stock. Specifically, the Plan offers employees, agents, policyholders, independent consultants and potential investors opportunities to purchase the Company’s Class A common stock, no par value per share (“Common Stock”). It also offers security holders the ability to maintain registered ownership of their securities in a manner which facilitates efficient purchases and sales of Citizens Class A common stock in the open market. The Plan is administered by Computershare Trust Company, N.A., located in Canton Massachusetts, (“Computershare”), a company which operates in 20 countries around the globe and also serves as our transfer agent. Computershare is deemed an independent agent of the Company. Computershare satisfies applicable U.S. legal requirements (including, without limitation, the requirements of Regulation M under the Securities Exchange Act of 1934), and facilitates open market purchases

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

and sales of Citizens Class A common stock under the Plan through registered brokers and dealers. Additional disclosures concerning the Plan’s impact on our Capital Stock can be found in our Item 1A. Risk Factors under the heading, “Risks Relating to Our Capital Stock.”

Any electing person who has met the requirements to participate in the Plan and has not revoked such election to participate in the Plan is considered a “Plan Participant.” As of December 31, 2014 more than 89% percent of the shares of Class A common stock that had been purchased under the Plan had been purchased by foreign holders of life insurance policies (or related brokers); the remaining shares of Class A common stock that had been purchased under the Plan had been purchased by approximately 1,400 participants resident in the United States. International holders of life insurance policies underwritten by the Company may assign annually payable cash benefits from their insurance policies to the Plan and employees participating in the Plan may allocate a portion of their compensation to the Plan. The Company remits these amounts to Computershare.  Computershare uses these proceeds to purchase shares of Class A common stock in the open market from time to time through independent broker dealers selected by the Computershare.  None of the shares of Class A common stock purchased by the Plan Participants is issued by the Company, and the Company does not receive any proceeds from these purchases. An international policyholder must first consent in writing to be contacted by Citizens regarding the Plan before they are given the option to assign annually payable cash benefits from their insurance policies to the Plan. At the point of introduction to the Plan, international policyholders receive a copy of the Plan prospectus explaining the risks associated with purchasing Citizens Class A common stock through the Plan.

Since the distribution of our Class A common stock is registered and publicly traded in the U.S. and because we believe that foreign regulatory authorities have no jurisdiction over us, the offer and sale of our Class A common stock through the Plan is not registered under the laws of any foreign jurisdiction.  If a foreign securities regulatory authority were to determine the offer and sale of our Class A common stock under the Plan were contrary to applicable laws and regulations of its jurisdiction, such authority may issue or assert a fine, penalty or cease and desist order against us. While we would vigorously dispute the ability of such authority to assert jurisdiction over us, such a dispute may distract from our business and may have a material adverse impact on our financial position. Additionally, in such a situation participation in the Plan by our international policyholders in that foreign jurisdiction could decrease.  A decrease in Plan participation also could materially reduce the amount of our Class A common stock purchased and sold in the open market under the Plan, as historically a significant volume of shares have been purchased under the Plan by policyholders through annually payable cash benefits assigned to the Plan.

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
June 30, 2015

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

In particular, at June 30, 2015, fixed maturities represented $966.7 million or 87.7% of our total investments of $1,101.9 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at June 30, 2015, approximately 96.9% of our fixed maturities were investment grade with 81.2% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at June 30, 2015 were $7.1 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

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
June 30, 2015

We may be required to accelerate the amortization of deferred acquisition costs and the costs of customer relationships acquired, which would increase our expenses and adversely affect our results of operations and financial condition.

At June 30, 2015, we had $161.5 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are primarily related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the profit stream.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At June 30, 2015, we had $22.6 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  Goodwill in our consolidated financial statements was $17.3 million as of June 30, 2015.

We are a defendant in lawsuits from time to time, which may adversely affect our financial condition and detract from the time our management is able to devote to our business, and we are subject to risks related to litigation and regulatory matters.

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
June 30, 2015

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

A number of U.S. jurisdictions have been investigating life insurer practices for compliance with unclaimed property laws. In highly publicized incidents, the practice by certain companies of using data available on the U.S. Social Security Administration's Death Master File or a similar data base in order to avoid paying periodic benefits under annuity contracts but not using the same data base to determine when death benefits were owed was disclosed. This asymmetric conduct by certain insurers has led a number of jurisdictions to require life insurers to use this same data to identify instances where amounts under life insurance policies and annuity contracts are payable and to locate and pay beneficiaries under such contracts. The National Conference of Insurance Legislators ("NCOIL") has adopted the Model Unclaimed Life Insurance Benefits Act ("Model Act") and several states have adopted legislation that is substantially similar to the Model Act adopted by NCOIL. The Model Act imposes new requirements on insurers to periodically compare their in force life insurance and annuity policies against the Death Master File, investigate any identified matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the beneficiaries or, if no beneficiary can be located, escheat the policy benefit to the respective state government as unclaimed property. The Model Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, and/or administrative penalties. It is also possible that life insurers may be subject to claims regarding their business practices as a result given the legal uncertainty in this area. However, recent court decisions in West Virginia and Florida have upheld the well- established insurance law principal that life insurance policies are not due and payable until the insurance company receives due proof of death, and have further held an insurance company has no duty to search the Death Master File or other databases to determine whether deaths have occurred that have not been reported to the company.

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
June 30, 2015

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
June 30, 2015

There can be no assurance that we will be able to compete effectively in any of our markets.  If we do not, our business, results of operations and financial condition will be materially adversely affected.

Sales of our products may be reduced if we are unable to (i) establish and maintain commercial relationships with independent marketing firms and independent consultants, (ii) attract and retain employee agents or (iii) develop and maintain our distribution sources.

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

We rely on the participation of our senior executive team comprised of Chairman Emeritus of the Board, Harold E. Riley (age 86), Chairman of the Board and Chief Executive Officer, Rick D. Riley (age 61), President, Chief Corporate Officer, Chief Financial Officer and Treasurer, Kay E. Osbourn (age 48) and Chief Legal Officer and Strategy Officer, Geoffrey M. Kolander (age 39) in connection with the development and execution of our operating and marketing plans and strategy for expanding our business.  We anticipate that their expertise will continue to be of substantial value in connection with our operations.  The loss of the services of any of these individuals could have a significant adverse effect on our business and prospects.  We do not have an employment agreement with any of these persons nor do we carry key-man insurance policy on any of their lives.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

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

Our failure to protect confidential information and privacy could result in the unauthorized disclosure of sensitive or confidential corporate or customer information, damage to our reputation, loss of customers, fines, penalties and adverse effects on our results of operations and financial condition.

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

We have a written information security program with appropriate administrative, technical and physical safeguards to protect such confidential information.  Cyber security attacks are on the rise throughout the world and while we believe we have taken reasonable steps to secure our customer information we could experience a breach of data. We closely monitor cyber attack attempts on our system, and we are not aware of any material breach of our cybersecurity, administrative, technical and physical safeguards or

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

client data. Nevertheless, it is possible a cyber attack could go undetected and that preventative actions we take to reduce this risk of cyber-incidents and protect our information may be insufficient to prevent cyber attacks or other security breaches.

If we do not comply with privacy regulations and protect confidential information, we could experience adverse consequences, including regulatory sanctions, loss of reputation, litigation exposure, disruptions to our operations or significant technical, legal and operating expenses, any of which could have a material adverse effect on our business, results of operations and financial condition.

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
June 30, 2015

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
In December 2012, it was discovered that the original Registration Statement on Form S-3 covering the Plan and filed with the SEC was not declared effective under the Securities Act of 1933, due to a technical error on the Form S-3 cover page in the 2001 filing. Further, sales under the Plan may not have qualified for an exemption from registration under that Act. Consequently, we filed with the SEC a new registration statement pursuant to Rule 415 on Form S-3 with respect to the Plan (the “New Registration Statement”), which was declared effective by the SEC on January 14, 2013. Despite our full disclosure of this technical error since 2012, if and to the extent participants purchased shares of Class A common stock in the open market that were not effectively registered under the Securities Act, or exempt from such registration, prior to the filing of the 2013 Form S-3 Registration Statement such participants could seek to pursue certain state law remedies potentially available to them, since the statute of limitations has expired under federal securities law. Should a significant number of these purchasers bring state law claims, it could have a material and adverse effect on our business and reputation and our results of operations and financial condition.

 Risks Relating to Our Capital Stock

The price of our Class A common stock may be adversely affected by decreased  participation in the Citizens, Inc. Stock Investment Plan (the "Plan").

If an international applicant for insurance submits a “Consent to be Contacted” form to Citizens with his or her insurance application, then Citizens will submit a copy of the Plan Prospectus once the applicant’s insurance policy is fully underwritten. At that time the international applicant is invited by Citizens to participate in the Plan and afforded the opportunity to invest certain policy dividends into the Plan. Most all of our international policyholders participate in the Plan and they invest their policy dividends and benefits in our Class A common stock pursuant to the Plan.  Once a policyholder elects to participate in the Plan, his or her policy benefits are assigned to purchase Citizens Class A common stock under the Plan in the open market.  There is a risk our Class A common stock price could be negatively impacted by a decrease in participation in the Plan.  If fewer policyholders elect to participate in the Plan, or our international premium collections were to decrease as a result of regulatory, economic, or marketing impediments, the trading volume of our Class A common stock may decline from its present levels and the demand for our Class A common stock could be negatively impacted.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

Control of our Company, through the ownership of our Class B Common Stock, may transfer from our Founder to a 501(c)(3) charitable foundation established by our Founder, and we cannot determine whether any change in our management, operations, or operating strategies will occur as a result of such an ownership change.

Harold E. Riley, our Founder and Chairman Emeritus, is the beneficial owner of 100% of our Class B common stock, which is held in the name of the Harold E. Riley Trust ("Trust"), of which he serves as Trustee.  Our Class A and Class B common stock are identical in all respects, except the Class B common stock elects a simple majority of the Board and receives one-half of any cash dividends paid, on a per share basis, to the Class A shares.  Therefore, Mr. Riley controls our Company.  The Class A common stock elects the remainder of the Board.   The Trust documents provide that upon Mr. Riley's death, the Class B common stock will be transferred from the Trust to the Harold E. Riley Foundation, a charitable organization established under 501(c)(3) of the Internal Revenue Code (the "Foundation").  In addition, the Trust documents provide that Mr. Riley may at any time transfer the Class B common stock held by the Trust to the Foundation.  It is unclear what, if any, changes would occur to our board, management structure, or corporate operating strategies as a result of different ownership of our Class B common stock.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
June 30, 2015

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
June 30, 2015

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

CITIZENS, INC.

		By:	/s/ Rick D. Riley
Rick D. Riley
Chairman and Chief Executive Officer

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
President, Chief Corporate Officer, Chief Financial Officer and Treasurer

Date:	August 6, 2015