Form 10-Q
period 2015-09-30
CITIZENS INC
filed 2015-11-09
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
___________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
or
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

As of November 2, 2015, the Registrant had 49,080,114 shares of Class A common stock, no par value, outstanding and 1,001,714 shares of Class B common stock outstanding.

THIS PAGE INTENTIONALLY LEFT BLANK

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands)

	September 30, 2015	December 31, 2014
Assets	(Unaudited)
Investments:
Fixed maturities available-for-sale, at fair value (cost: $706,667 and $667,966 in 2015 and 2014, respectively)	$735,847	707,227
Fixed maturities held-to-maturity, at amortized cost (fair value: $254,048 and $232,891 in 2015 and 2014, respectively)	247,829	224,932
Equity securities available-for-sale, at fair value (cost: $66,855 and $68,787 in 2015 and 2014, respectively)	66,668	69,879
Mortgage loans on real estate	599	628
Policy loans	58,968	54,032
Real estate held for investment (less $1,685 and $1,575 accumulated depreciation in 2015 and 2014, respectively)	8,000	8,131
Other long-term investments	76	135
Short-term investments	254	—
Total investments	1,118,241	1,064,964
Cash and cash equivalents	42,831	50,708
Accrued investment income	15,220	13,457
Reinsurance recoverable	4,054	4,425
Deferred policy acquisition costs	163,713	157,468
Cost of customer relationships acquired	22,038	23,542
Goodwill	17,255	17,255
Other intangible assets	973	976
Deferred tax asset	71,454	66,269
Property and equipment, net	6,151	6,352
Due premiums, net (less $1,409 and $1,364 allowance for doubtful accounts in 2015 and 2014, respectively)	11,019	10,777
Prepaid expenses	750	301
Other assets	1,335	1,061
Total assets	$1,475,034	1,417,555

(Continued)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Financial Position (In thousands, except share amounts)

	September 30, 2015	December 31, 2014
Liabilities and Stockholders' Equity	(Unaudited)
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$974,796	920,149
Annuities	63,489	59,727
Accident and health	1,221	1,216
Dividend accumulations	17,554	15,974
Premiums paid in advance	42,812	39,712
Policy claims payable	10,402	9,560
Other policyholders' funds	7,516	7,551
Total policy liabilities	1,117,790	1,053,889
Commissions payable	2,587	3,284
Federal income tax payable	77,568	78,818
Payable for securities in process of settlement	3,566	—
Other liabilities	23,781	23,205
Total liabilities	1,225,292	1,159,196
Commitments and contingencies (Note 7)
Stockholders' equity:
Class A, no par value, 100,000,000 shares authorized, 52,215,852 shares issued and outstanding in 2015 and 2014, including shares in treasury of 3,135,738 in 2015 and 2014	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2015 and 2014	3,184	3,184
Accumulated deficit	(20,433)	(19,047)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	18,619	25,850
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	249,742	258,359
Total liabilities and stockholders' equity	$1,475,034	1,417,555

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Three Months Ended September 30,
(In thousands, except per share amounts)
(Unaudited)

	2015		2014
Revenues:
Premiums:
Life insurance		$47,219		45,234
Accident and health insurance		387		394
Property insurance		1,302		1,295
Net investment income		11,325		10,384
Realized investment losses, net		(2,407)		(222)
Other income		298		145
Total revenues		58,124		57,230
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		19,528		17,326
Increase in future policy benefit reserves		19,276		19,307
Policyholders' dividends		2,719		2,573
Total insurance benefits paid or provided		41,523		39,206
Commissions		11,388		11,116
Other general expenses		6,958		6,029
Capitalization of deferred policy acquisition costs		(8,482)		(8,126)
Amortization of deferred policy acquisition costs		6,271		5,276
Amortization of cost of customer relationships acquired		605		453
Total benefits and expenses		58,263		53,954
(Loss) income before federal income tax		(139)		3,276
Federal income tax (benefit) expense		(242)		952
Net income		103		2,324
Per Share Amounts:
Basic earnings per share of Class A common stock	$—		0.04
Basic earnings per share of Class B common stock	—		0.03
Diluted earnings per share of Class A common stock	—		0.04
Diluted earnings per share of Class B common stock	—		0.03
Other comprehensive income (loss):
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during period		(1,803)		(1,628)
Reclassification adjustment for losses included in net income		2,405		227
Unrealized gains (losses) on available-for-sale securities, net		602		(1,401)
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale securities		210		(490)
Other comprehensive income (loss)		392		(911)
Comprehensive income		$495		1,413

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Comprehensive Income Nine Months Ended September 30, (In thousands, except per share amounts) (Unaudited)

	2015		2014
Revenues:
Premiums:
Life insurance		$136,866		131,298
Accident and health insurance		1,183		1,135
Property insurance		3,885		3,832
Net investment income		33,595		30,373
Realized investment losses, net		(2,486)		(351)
Other income		1,020		477
Total revenues		174,063		166,764
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		58,171		50,451
Increase in future policy benefit reserves		56,334		56,984
Policyholders' dividends		7,568		7,087
Total insurance benefits paid or provided		122,073		114,522
Commissions		32,052		31,429
Other general expenses		24,954		19,979
Capitalization of deferred policy acquisition costs		(23,374)		(22,617)
Amortization of deferred policy acquisition costs		17,217		15,378
Amortization of cost of customer relationships acquired		1,768		1,598
Total benefits and expenses		174,690		160,289
(Loss) income before federal income tax		(627)		6,475
Federal income tax expense		759		1,804
Net (loss) income		(1,386)		4,671
Per Share Amounts:
Basic (losses) earnings per share of Class A common stock	$(0.03)		$0.09
Basic (losses) earnings per share of Class B common stock	(0.02)		0.05
Diluted (losses) earnings per share of Class A common stock	(0.03)		0.09
Diluted (losses) earnings per share of Class B common stock	(0.02)		0.05
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during period		(13,574)		24,764
Reclassification adjustment for losses included in net income		2,449		332
Unrealized (losses) gains on available-for-sale securities, net		(11,125)		25,096
Income tax (benefit) expense on unrealized gains on available-for-sale securities		(3,894)		8,804
Other comprehensive (loss) income		(7,231)		16,292
Comprehensive (loss) income		$(8,617)		20,963
See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows Nine Months Ended September 30, (In thousands) (Unaudited)

	2015	2014
Cash flows from operating activities:
Net (loss) income	$(1,386)	4,671
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Realized losses on sale of investments and other assets	2,486	351
Net deferred policy acquisition costs	(6,157)	(7,239)
Amortization of cost of customer relationships acquired	1,768	1,598
Depreciation	571	964
Amortization of premiums and discounts on investments	8,785	7,014
Deferred federal income tax (benefit)	(1,291)	(1,140)
Change in:
Accrued investment income	(1,763)	(915)
Reinsurance recoverable	371	64
Due premiums	(242)	1,182
Future policy benefit reserves	56,185	56,932
Other policyholders' liabilities	5,487	4,282
Federal income tax payable	(1,250)	201
Commissions payable and other liabilities	(121)	264
Other, net	(717)	(1,373)
Net cash provided by operating activities	62,726	66,856
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	—	680
Maturities and calls of fixed maturities, available-for-sale	46,723	38,658
Maturities and calls of fixed maturities, held-to-maturity	15,755	10,523
Purchase of fixed maturities, available-for-sale	(88,107)	(88,860)
Purchase of fixed maturities, held-to-maturity	(41,291)	(12,158)
Sale of equity securities, available-for-sale	—	15,029
Calls of equity securities, available-for-sale	150	200
Purchase of equity securities, available-for-sale	(602)	(21,285)
Principal payments on mortgage loans	29	30
Increase in policy loans, net	(4,936)	(3,707)
Sale of other long-term investments	59	1
Purchase of other long-term investments	—	(4)
Sale of property and equipment	—	5
Purchase of property and equipment	(240)	(388)
Maturity of short-term investments	—	531
Purchase of short-term investments	(254)	(531)
Net cash used in acquisition	—	(4,810)
Net cash used in investing activities	(72,714)	(66,086)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES Consolidated Statements of Cash Flows, Continued Nine Months Ended September 30, (In thousands) (Unaudited)

	2015	2014
Cash flows from financing activities:
Annuity deposits	$6,077	5,479
Annuity withdrawals	(3,966)	(3,856)
Net cash provided by financing activities	2,111	1,623
Net (decrease) increase in cash and cash equivalents	(7,877)	2,393
Cash and cash equivalents at beginning of year	50,708	54,593
Cash and cash equivalents at end of period	$42,831	56,986
Supplemental disclosures of operating activities:
Cash paid during the period for income taxes, net	$3,300	2,721

Supplemental Disclosures of Non-Cash Investing Activities:
None.

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2015
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

The consolidated statements of financial position for September 30, 2015, and the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine-month periods ended September 30, 2015 and 2014, have been prepared by the Company without audit.  In the opinion of management, all adjustments to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2015 and for comparative periods have been made.  The consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2014.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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
September 30, 2015
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
September 30, 2015
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

The Company has no reportable differences between segments and consolidated operations.

	Three Months Ended
	September 30, 2015
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$37,213	11,695	—	48,908
Net investment income	7,512	3,436	377	11,325
Realized investment losses, net	(1,901)	(506)	—	(2,407)
Other income	217	8	73	298
Total revenue	43,041	14,633	450	58,124
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,727	5,801	—	19,528
Increase in future policy benefit reserves	18,337	939	—	19,276
Policyholders' dividends	2,708	11	—	2,719
Total insurance benefits paid or provided	34,772	6,751	—	41,523
Commissions	7,609	3,779	—	11,388
Other general expenses	3,026	3,391	541	6,958
Capitalization of deferred policy acquisition costs	(7,050)	(1,432)	—	(8,482)
Amortization of deferred policy acquisition costs	5,359	912	—	6,271
Amortization of cost of customer relationships acquired	171	434	—	605
Total benefits and expenses	43,887	13,835	541	58,263
Income (loss) before income tax expense	$(846)	$798	$(91)	$(139)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2015
(Unaudited)

	Nine Months Ended
	September 30, 2015
	Life Insurance	Home Service Insurance	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$106,899	35,035	—	141,934
Net investment income	22,130	10,341	1,124	33,595
Realized investment losses, net	(1,959)	(527)	—	(2,486)
Other income	591	78	351	1,020
Total revenue	127,661	44,927	1,475	174,063
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	40,752	17,419	—	58,171
Increase in future policy benefit reserves	52,964	3,370	—	56,334
Policyholders' dividends	7,530	38	—	7,568
Total insurance benefits paid or provided	101,246	20,827	—	122,073
Commissions	20,450	11,602	—	32,052
Other general expenses	11,057	11,680	2,217	24,954
Capitalization of deferred policy acquisition costs	(18,816)	(4,558)	—	(23,374)
Amortization of deferred policy acquisition costs	14,849	2,368	—	17,217
Amortization of cost of customer relationships acquired	493	1,275	—	1,768
Total benefits and expenses	129,279	43,194	2,217	174,690
Income (loss) before income tax expense	$(1,618)	1,733	(742)	(627)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2015
(Unaudited)

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
September 30, 2015
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2015
(Unaudited)

(4) Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share.

	Three Months Ended
	September 30, 2015	September 30, 2014
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$103	2,324
Net income allocated to Class A common stock	102	2,301
Net income allocated to Class B common stock	1	23
Net income	$103	2,324
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic earnings per share of Class A common stock	$—	0.04
Basic earnings per share of Class B common stock	—	0.03
Diluted earnings per share of Class A common stock	—	0.04
Diluted earnings per share of Class B common stock	—	0.03

	Nine Months Ended
	September 30, 2015	September 30, 2014
	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net (loss) income	$(1,386)	4,671
Net (loss) income allocated to Class A common stock	$(1,372)	4,624
Net (loss) income allocated to Class B common stock	(14)	47
Net (loss) income	$(1,386)	4,671
Denominator:
Weighted average shares of Class A outstanding - basic	49,080	49,080
Weighted average shares of Class A outstanding - diluted	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002
Basic (losses) earnings per share of Class A common stock	$(0.03)	0.09
Basic (losses) earnings per share of Class B common stock	(0.02)	0.05
Diluted (losses) earnings per share of Class A common stock	(0.03)	0.09
Diluted (losses) earnings per share of Class B common stock	(0.02)	0.05

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2015
(Unaudited)

(5) Investments

The Company invests primarily in fixed maturity securities, which totaled 84.7% of total cash, cash equivalents and investments at September 30, 2015.

	September 30, 2015		December 31, 2014
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	($ In thousands)
Fixed maturity securities	$983,676	84.7%	$932,159	83.6%
Equity securities	66,668	5.7%	69,879	6.3%
Mortgage loans	599	0.1%	628	0.1%
Policy loans	58,968	5.1%	54,032	4.8%
Real estate and other long-term investments	8,076	0.7%	8,266	0.7%
Short-term investments	254	—%	—	—%
Cash and cash equivalents	42,831	3.7%	50,708	4.5%
Total cash, cash equivalents and investments	$1,161,072	100.0%	$1,115,672	100.0%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2015
(Unaudited)

The following tables represent the cost, gross unrealized gains and losses and fair value for fixed maturities and equity securities as of the periods indicated.

	September 30, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale:
U.S. Treasury securities	$10,010	2,892	—	12,902
U.S. Government-sponsored enterprises	36,364	1,359	—	37,723
States and political subdivisions	455,494	18,018	2,937	470,575
Foreign governments	104	30	—	134
Corporate	201,760	12,994	3,408	211,346
Commercial mortgage-backed	162	7	—	169
Residential mortgage-backed	2,773	227	2	2,998
Total available-for-sale securities	706,667	35,527	6,347	735,847
Held-to-maturity securities:
U.S. Government-sponsored enterprises	2,012	137	—	2,149
States and political subdivisions	223,084	7,741	708	230,117
Corporate	22,733	672	1,623	21,782
Total held-to-maturity securities	247,829	8,550	2,331	254,048
Total fixed maturities	954,496	44,077	8,678	989,895

Short-term investments	$254	—	—	254

Equity securities:
Stock mutual funds	$16,007	189	67	16,129
Bond mutual funds	49,189	6	534	48,661
Common stock	65	—	23	42
Preferred stock	1,594	243	1	1,836
Total equity securities	$66,855	438	625	66,668

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2015
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
September 30, 2015
(Unaudited)

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

Other-than-temporary impairments ("OTTI") were recognized during the three and nine months ended September 30, 2015 totaling $2.4 million. No other-than-temporary impairments were recognized during the three and nine months ended in 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2015
(Unaudited)

The following tables present the fair values and gross unrealized losses of fixed maturities and equity securities that have remained in a continuous unrealized loss position for the periods indicated.

	September 30, 2015
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$86,825	980	85	17,392	1,957	13	104,217	2,937	98
Corporate	45,786	2,678	53	5,085	730	5	50,871	3,408	58
Residential mortgage-backed	67	1	2	136	1	3	203	2	5
Total available-for-sale securities	132,678	3,659	140	22,613	2,688	21	155,291	6,347	161
Held-to-maturity securities:
States and political subdivisions	37,472	615	31	2,430	93	5	39,902	708	36
Corporate	2,744	728	3	4,664	895	4	7,408	1,623	7
Total held-to-maturity securities	40,216	1,343	34	7,094	988	9	47,310	2,331	43
Total fixed maturities	$172,894	5,002	174	29,707	3,676	30	202,601	8,678	204
Equity securities:
Stock mutual funds	$8,736	67	3	—	—	—	8,736	67	3
Bond mutual funds	31,668	505	2	110	29	1	31,778	534	3
Common stocks	41	6	3	—	17	1	41	23	4
Preferred stocks	—	1	1	—	—	—	—	1	1
Total equities	$40,445	579	9	110	46	2	40,555	625	11

As of September 30, 2015, the Company had 21 available-for-sale fixed maturity securities and 9 held-to-maturity fixed maturity securities that were in an unrealized loss position for greater than 12 months. We reported 2 common stock holding in an unrealized loss position for greater than 12 months as of September 30, 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2015
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

We have reviewed these securities for the periods ended September 30, 2015 and December 31, 2014 and determined that no other-than-temporary impairment exists that have not been recognized based on our evaluation of the credit worthiness of the issuers and the fact that we do not intend to sell the investments nor is it likely that we will be required to sell the securities before recovery of their amortized cost bases which may be maturity.  We continue to monitor all securities on an on-going basis, and future information may become available which could result in impairments being recorded.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2015
(Unaudited)

The amortized cost and fair value of fixed maturity securities at September 30, 2015 by contractual maturity are shown in the table below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon final stated maturity.

	September 30, 2015
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$23,804	24,152
Due after one year through five years	126,342	131,632
Due after five years through ten years	98,083	102,448
Due after ten years	458,438	477,615
Total available-for-sale securities	706,667	735,847
Held-to-maturity securities:
Due in one year or less	9,357	9,397
Due after one year through five years	35,383	37,298
Due after five years through ten years	48,634	50,258
Due after ten years	154,455	157,095
Total held-to-maturity securities	247,829	254,048
Total fixed maturities	$954,496	989,895

The Company uses the specific identification method of the individual security to determine the cost basis used in the calculation of realized gains and losses related to security sales.  Proceeds and gross realized gains from sales of securities for the three and nine months ended September 30, 2015 and 2014 are summarized as follows.

	Fixed Maturities Available-for-Sale				Equity Securities
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands)
Proceeds	$—	100	—	680	—	3,924	—	15,029
Gross realized gains	$—	5	—	26	—	55	—	118
Gross realized losses	$—	—	—	—	—	—	—	169

There were no sales of available-for-sale securities for the three and nine month periods ended September 30, 2015. There was one equity bond mutual fund sold at a gain during the three month period ended September 30, 2014 as higher yielding bond mutual fund alternatives became more attractive than these U.S. Government backed funds as circumstances changed in the current environment. There were three bond mutual funds sold during the nine month period ended September 30, 2014 for a net loss. There were no securities sold from the held-to-maturity portfolio for the three and nine months ended September 30, 2015 or 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2015
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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2015
(Unaudited)

The following tables set forth our assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

	September 30, 2015
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,902	37,723	—	50,625
States and political subdivisions	—	470,575	—	470,575
Corporate	—	211,346	—	211,346
Commercial mortgage-backed	—	—	169	169
Residential mortgage-backed	—	2,998	—	2,998
Foreign governments	—	134	—	134
Total fixed maturities	12,902	722,776	169	735,847
Equity securities:
Stock mutual funds	16,129	—	—	16,129
Bond mutual funds	48,661	—	—	48,661
Common stock	42	—	—	42
Preferred stock	1,836	—	—	1,836
Total equity securities	66,668	—	—	66,668
Total financial assets	$79,570	722,776	169	802,515

	December 31, 2014
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,980	40,249	—	53,229
States and political subdivisions	—	422,355	—	422,355
Corporate	—	227,827	—	227,827
Commercial mortgage-backed	—	—	231	231
Residential mortgage-backed	—	3,450	—	3,450
Foreign governments	—	135	—	135
Total fixed maturities	12,980	694,016	231	707,227
Equity securities:
Stock mutual funds	17,596	—	—	17,596
Bond mutual funds	50,240	—	—	50,240
Common stock	51	—	—	51
Preferred stock	1,992	—	—	1,992
Total equity securities	69,879	—	—	69,879
Total financial assets	$82,859	694,016	231	777,106

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2015
(Unaudited)

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At September 30, 2015, our fixed maturity securities, valued using a third-party pricing source, totaled $722.8 million for Level 2 assets and comprised 90.1% of total reported fair value of our financial assets.  The Level 1 and Level 2 valuations are reviewed and updated quarterly through random testing by comparisons to separate pricing models, other third-party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third-party pricing models and review model parameters for reasonableness.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding, and consist of two private placement mortgage-backed securities with a total value of $0.2 million.  Our Level 3 assets are current relative to principal and interest payments and are considered immaterial to our financial statements.  For the nine months ended September 30, 2015, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

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

	September 30, 2015	December 31, 2014
	(In thousands)

Balance at beginning of period	$231	309
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	(1)	(1)
Principal paydowns	(61)	(77)
Transfer in and (out) of Level 3	—	—
Balance at end of period	$169	231

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
September 30, 2015
(Unaudited)

The carrying amount and fair value for the financial assets and liabilities on the consolidated balance sheets not otherwise disclosed for the periods indicated are as follows:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$247,829	254,048	224,932	232,891
Mortgage loans	599	623	628	652
Policy loans	58,968	58,968	54,032	54,032
Short-term investments	254	254	—	—
Cash and cash equivalents	42,831	42,831	50,708	50,708
Financial liabilities:
Annuity - investment contracts	45,737	37,399	42,837	37,978

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including a discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential and commercial properties.  Weighted average interest rates for these loans were approximately 6.3% as of September 30, 2015 and December 31, 2014, with maturities ranging from 1 to 30 years.  Management estimated the fair value using an annual interest rate of 6.2% at September 30, 2015.  Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans had a weighted average annual interest rate of 7.7% as of September 30, 2015 and December 31, 2014, and no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on the consolidated balance sheets.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies we have in force, cannot be valued separately and are not marketable.  Therefore, the fair value of policy loans approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature.  Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at September 30, 2015 using discounted cash flows based upon a swap rate curve with interest rates ranging from 1.60% to 5.71% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2015
(Unaudited)

(7) Commitments and Contingencies

Qualification of Life Products

In the first quarter of 2015, we announced that we identified that a substantial portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 7702A of the Internal Revenue Code ("IRC") of 1986. This tax code section allows for qualifying products sold to clients to have favorable tax treatment such as the death benefit is not taxable. By identifying certain products that we have sold with the intention of this favorable tax treatment but in fact they do not qualify under the IRC rules, our policyholders may now be subject to additional tax liabilities. The policies at issue were primarily sold to non-U.S. citizens residing abroad. Based upon a review of the options available to the Company we have determined we will not remediate our endowments and endowment-like products under IRC 7702 we have sold to non-U.S. citizens. We do intend to remediate the domestic products we have sold to U.S. citizens. In addition, as part of our continuing review we identified in July of 2015 certain annuity contracts which do not contain qualifying language under IRC 72(s) as intended that would have provided for favorable tax treatment of the annuities. This issue affects both our domestic and international contract holders. Failure of these policies to qualify under IRC Sections 7702, 7702A and 72(s) has resulted in additional expenses as described below. The products have been and continue to be appropriately reported under U.S. GAAP for financial reporting.

The failure of these policies to qualify under Sections 7702 and 7702A resulted in additional expense recorded as of December 31, 2014 of $11.4 million, after tax, related to projected IRS toll charges and fees of $10.1 million as well as claims liability for past claims and reserves increases to bring policies into compliance totaling $1.3 million. The failure of the annuities to qualify under 72(s) resulted in $2.5 million additional pretax expense recorded as of June 30, 2015 related to projected IRS toll charges. These toll charges are not deductible for tax. The range of financial estimates relative to these issues is $13.9 million to $46.6 million, after tax. This estimated range includes projected toll charges representing policyholder tax liabilities plus interest and fees as well as increased claims liability for past claims and reserve increases to bring policies into compliance and other probable liabilities resulting from this tax compliance matter. Our estimated range reflects the uncertainties with respect to the required course of action and other matters unknown at this time. Currently, management believes there is not a specific estimable amount for these probable liabilities and expenses which is more likely than other specific amounts within our estimated range. The process of determining our estimated range was a complex undertaking including insight from external consultants and involved management’s judgment based upon a variety of factors known at the time. The Company has recorded the low end of the range in accordance with accounting guidance. In addition, we have recorded expenses of $1.3 million in 2015 and it is reasonably possible that we may incur additional costs associated with these issues in the current year related to system remediation and consulting costs. We believe these additional costs could be $0.5 million to $1.3 million but due to the uncertainty of actions we cannot reasonably estimate these costs with any reliability. Actual amounts incurred may exceed this estimate and will be recorded as they become probable and can be reasonably estimated.

Compliance

As part of our efforts to review and improve our compliance controls, we completed an internal risk assessment of our compliance with the Bank Secrecy Act ("BSA") anti-money laundering requirements.  We are in the process of enhancing our BSA compliance program with additional controls based on our risk assessment. Although we are not yet able to determine the extent of any potential loss, we cannot assure you that the impact of any non-compliance will not have a material impact upon the company.

Unclaimed Property Contingencies

The Company has been informed by the Louisiana Department of Treasury, Arkansas Auditor of State and the Texas State Comptroller, that they authorized an audit of Citizens, Inc. and its affiliates for compliance with unclaimed property laws. This audit is being conducted by Verus Financial LLC on behalf of the states.

The external audit may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of abandoned property.  The Company believes additional escheatment of funds in Arkansas or Texas will not be material to our financial condition or results. However, additional escheatment of funds in Louisiana, which may subsequently be deemed abandoned under the Louisiana Department of Treasury’s audit, could be substantial for SPLIC if the Louisiana Department of Treasury chooses to disregard recent unclaimed property litigation in favor of the insurance industry. At this time, the Company is not able to estimate any of these possible amounts. For more information about the risks related to these external unclaimed

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued
September 30, 2015
(Unaudited)

property audits please see the Risk Factor in Item 1A titled “We are a defendant in lawsuits, which may adversely affect our financial condition and detract from the time our management is able to devote to our business, and we are subject to risks related to litigation and regulatory matters.”

Litigation

From time to time we are subject to legal and regulatory actions relating to our business. We defend all claims vigorously.  As a result, we incur defense costs, including attorneys' fees, other direct litigation costs and the expenditure of management time that otherwise would be devoted to our business.

(8) Income Taxes

The effective tax rate was 174.1% and 29.1% for the three months and (121.1)% and 27.9% for the nine months of 2015 and 2014, respectively. The large negative effective tax rate for the nine month period in 2015 is due to the fact that the IRC Section 72(s) toll charges of $2.5 million are creating a pretax loss but are not deductible for tax. Additionally there is $0.6 million related to an uncertain tax position in the nine months ended September 30, 2015. In most periods where our effective tax rate is lower than the statutory tax rate of 35%, the difference is primarily due to tax-exempt state and local bond income. The effective tax rate in the current year is being impacted by the IRC Section 72(s) toll charges, as discussed in Note 7 Commitments and Contingencies, as these expenses are causing a pre tax loss in the nine month period ended September 30, 2015 but are not deductible for tax.

(9) Related Party Transactions

The Company has various routine related party transactions in conjunction with our holding company structure, such as a management service agreement related to costs incurred, a tax sharing agreement between entities, and inter-company dividends and capital contributions.  There were no changes related to these relationships during the nine months ended September 30, 2015.  In June 2015 CICA made a $1 million cash capital contribution to CNLIC. See our Annual Report on Form 10-K as of December 31, 2014 for a comprehensive discussion of related party transactions.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

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

•	Results of litigation we may be involved in;

•	Changes in assumptions related to deferred acquisition costs and the value of any businesses we may acquire;

•	Changes in liabilities associated with noncompliance of certain insurance products with Sections 7702, 7702A and 72(s) under the internal Revenue Code;

•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company's products or services;

•	Our concentration of business from persons residing in Latin America and the Pacific Rim;

•	Changes in tax laws;

•	Effects of acquisitions and restructuring, including possible difficulties in integrating and realizing the projected results of acquisitions;

•	Changes in statutory or U.S. GAAP accounting principles, policies or practices;

•	Our success at managing risks involved in the foregoing; and

•	The risk factors discussed in "Part II. - Item 1A - Risk Factors." of this report.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

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

Overview

Citizens is an insurance holding company serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975.  Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  As of September 30, 2015, we had approximately $1.5 billion of total assets and approximately $4.7 billion of insurance in force.  Our core insurance operations include issuing and servicing:

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

Recent Developments

In October 2015, Rick Riley, our Chairman and Chief Executive Officer, assumed the leadership of our international business, replacing Randall H. Riley, an executive officer of our primary insurance subsidiary CICA Life Insurance Company of America.

Current Financial Highlights

Financial highlights for the three and nine month periods ended September 30, 2015, compared to the same periods in 2014 were:

•
Insurance premiums rose for the three and nine month periods ended September 30, 2015 to $48.9 million and $141.9 million in 2015 from $46.9 million and $136.3 million for the corresponding periods in 2014, an increase of 4.2% and 4.2% driven primarily by first year and renewal premiums in our life insurance segment.

•
Net investment income increased 9.1% and 10.6% for the three and nine month periods ended September 30, 2015 compared to the corresponding periods in 2014.  The average yield on the consolidated portfolio as of the nine months ended September 30, 2015 increased to an annualized rate of 4.24% up from 4.22% for the same period in 2014.

•	Other-than-temporary impairments were recorded for the three and nine month periods ended September 30, 2015 totaling $2.4 million related to two bond mutual funds.

•
Claims and surrenders expense increased 12.7% and 15.3% for the three and nine months ended in 2015 compared to 2014 as death benefits reported in both insurance segments increased and surrender benefits increased in the life segment in the current year compared to 2014 levels.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

•	Changes in reserves resulted in liability increases due to the increased sales of endowment products that build up reserves at a faster pace than whole life longer-term mortality based products.

•
General expenses have increased for the nine months ended September 30, 2015 due to an additional tax compliance issue that was identified in July of 2015 related to annuities compliance under the Internal Revenue Code Section 72(s) which resulted in recording an expense estimate of $2.5 million for IRS toll charges. Additional consulting expenses incurred for these tax compliance issues to date on a consolidated level totaled approximately $1.3 million.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

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

	Nine Months Ended September 30,
	2015			2014
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$271,462,375	4,854	$55,925	$272,101,881	4,546	$59,855
Home Service	145,190,327	21,790	6,663	146,472,655	21,830	6,710

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

Note:  All discussions below compare or state results for the three and nine-month periods ended September 30, 2015 compared to the three and nine-month periods ended September 30, 2014.

Consolidated Results of Operations

A discussion of consolidated results is presented below, followed by a discussion of segment operations and financial results by segment.

Revenues

Revenues are generated primarily by insurance premiums and investment income on invested assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Premiums:
Life insurance	$47,219	45,234	$136,866	131,298
Accident and health insurance	387	394	1,183	1,135
Property insurance	1,302	1,295	3,885	3,832
Net investment income	11,325	10,384	33,595	30,373
Realized investment losses, net	(2,407)	(222)	(2,486)	(351)
Other income	298	145	1,020	477
Total revenues	$58,124	57,230	$174,063	166,764

Premium Income.  Premium income derived from life, accident and health, and property insurance sales increased 4.2% for both the three and nine month periods ended September 30, 2015 compared to the same periods ended September 30, 2014. The increase is generated primarily from an increase in the life segment first year and renewal business.

Net investment income performance is summarized as follows.

	September 30,	December 31,	September 30,
	2015	2014	2014
	(In thousands, except for %)
Net investment income, annualized	$44,794	41,062	40,498
Average invested assets, at amortized cost	1,056,930	976,079	960,266
Annualized yield on average invested assets	4.24%	4.21%	4.22%

The annualized yield has remained relatively consistent as a change in portfolio mix has mitigated the impact of reinvestment in the current low rate environment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

Investment income from debt securities accounted for approximately 84.1% of total investment income for the nine months ended September 30, 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Gross investment income:
Fixed maturity securities	$9,947	9,189	$29,524	27,317
Equity securities	636	510	1,903	1,356
Mortgage loans	9	10	27	32
Policy loans	1,172	1,049	3,402	3,080
Long-term investments	62	73	209	218
Other investment income	—	12	34	36
Total investment income	11,826	10,843	35,099	32,039
Investment expenses	(501)	(459)	(1,504)	(1,666)
Net investment income	$11,325	10,384	$33,595	30,373

The consolidated invested asset portfolio has increased approximately 5.0% from year end 2014 to September 30, 2015 with, primarily, investments in the fixed maturity securities portfolio accounting for the most significant increase in investment income. Bond mutual funds are the primary source of dividend income in the equity securities holdings. In addition, the increase in policy loans, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.

Realized Investment Losses, Net.  Other-than-temporary impairments were recorded for the three and nine month periods ended September 30, 2015 totaling $2.4 million related to two bond mutual funds. In addition, net losses for the three and nine months ended of 2015 and 2014 were due to issuer calls. A substantial portion of the loss from calls for both years related to sinking par calls on bonds purchased at a premium which resulted in a loss.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

Benefits and Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$19,528	17,326	$58,171	50,451
Increase in future policy benefit reserves	19,276	19,307	56,334	56,984
Policyholders' dividends	2,719	2,573	7,568	7,087
Total insurance benefits paid or provided	41,523	39,206	122,073	114,522
Commissions	11,388	11,116	32,052	31,429
Other general expenses	6,958	6,029	24,954	19,979
Capitalization of deferred policy acquisition costs	(8,482)	(8,126)	(23,374)	(22,617)
Amortization of deferred policy acquisition costs	6,271	5,276	17,217	15,378
Amortization of cost of customer relationships acquired	605	453	1,768	1,598
Total benefits and expenses	$58,263	53,954	$174,690	160,289

Claims and Surrenders.  A detail of claims and surrender benefits is provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Death claims	$5,717	5,039	$18,723	16,581
Surrender benefits	8,096	7,091	23,007	18,141
Endowments	4,044	4,023	12,029	12,110
Property claims	519	439	1,304	1,153
Accident and health benefits	58	111	233	386
Other policy benefits	1,094	623	2,875	2,080
Total claims and surrenders	$19,528	17,326	$58,171	50,451

•
Death claims increased 13.5% and increased 12.9% for the three and nine months ended September 30, 2015 compared to the same periods in 2014. We experienced unfavorable claims development in the nine months ended September 30, 2015 for both the life and home service segments. Mortality experience is closely monitored by the Company and the activity is within expected levels.

•
Surrenders increased by 14.2% and 26.8% in the current three and nine month periods compared to 2014 primarily due to activity in the life segment. This increased surrender activity is in the later durations after the surrender charge periods are concluded.

Increase in Future Policy Benefit Reserves.  The decrease in future policy benefit reserves for the three and nine months ended September 30, 2015, compared to the same period in 2014, is due to the increase in surrenders noted above.

Policyholder Dividends. The majority of our international policies are participating, and the dividends are factored into the premium rates charged.  As policy provisioned dividend rates generally increase each year that a policy is in force, dividend expense is expected to increase as this block of insurance becomes more seasoned.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

Commissions.  Commission expense is directly related to new and renewal insurance premium fluctuations and production levels by agents and associates. Commission expense for the three and nine months ended September 30, 2015 fluctuated directly in relation to the increase of first year and increase of renewal premiums in the life segment compared to premium levels for the three and nine months ended September 30, 2014.

Other General Expenses. The Company recorded an expense of $2.5 million related to the annuity tax compliance issue that was identified in July of 2015. Expenses also increased in the current year due to $1.3 million of consulting costs associated with the tax compliance issues discovered in 2015. We also incurred additional audit related costs of $0.4 million in the current year. Additionally, there are expenses for nine months related to MGLIC as of September 30, 2015 compared to only seven months of expenses in 2014 due to the March acquisition date.

Capitalized and Amortized Deferred Policy Acquisition Costs.  Costs capitalized under current accounting guidance include certain commissions, policy issuance costs, and underwriting and agency expenses that relate to successful sales efforts for insurance contracts.  The increase for the three and nine months ended September 30, 2015, compared to the same periods in 2014 was the result of an increase in first year premium production in the current periods, which increased capitalized amounts.  90% of the premium revenue increase in 2015, is attributed to renewal premiums.  Commissions paid on renewal premiums are significantly lower than those paid on first year business.

Amortization for the three and nine months ended September 30, 2015, increased compared to the same periods in 2014 due to the higher surrenders in 2015. Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year.

Federal Income Tax. The effective tax rate was 174.1% and 29.1% for the three months and (121.1)% and 27.9% for the nine months ended September 30, 2015 and 2014, respectively. The large negative effective tax rate for the nine month period in 2015 is due to the fact that the IRC Section 72(s) toll charges of $2.5 million are creating a pretax loss but are not deductible for tax. Additionally there is $0.6 million related to an uncertain tax position in the nine months ended September 30, 2015. Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.  See Note 8 - Income Taxes in the consolidated financial statements for further discussion.

Segment Operations

The Company has three reportable segments:  Life Insurance, Home Service Insurance and Other Non-Insurance Enterprises.  These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance of its segments based on net income or loss before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Life Insurance	$(846)	1,192	$(1,618)	2,276
Home Service Insurance	798	2,075	1,733	4,943
Other Non-Insurance Enterprises	(91)	9	(742)	(744)
Total	$(139)	3,276	$(627)	6,475

Life Insurance

Our Life Insurance segment issues ordinary whole life insurance domestically and U.S. Dollar-denominated ordinary whole-life policies to foreign residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured.  Additionally, the Company issues endowment contracts, which are principally accumulation contracts that incorporate

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Country
Venezuela	$8,162	7,984	$23,596	22,523
Colombia	6,353	7,268	19,627	20,065
Taiwan	4,303	3,392	12,799	11,460
Ecuador	3,931	3,559	11,598	11,077
Argentina	2,716	2,226	7,104	6,270
Other Non-U.S.	10,650	9,362	28,471	26,049
Total	$36,115	33,791	$103,195	97,444

We continue to report increased sales from our top producing countries as noted above. Our international business and premium collections could be impacted by future changes relative to laws, regulations or economic events in the countries from which we accept applications as well as, by marketing or operational changes made by the Company.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
State
Texas	$575	564	$1,801	1,746
Indiana	335	353	1,053	1,040
Florida	173	166	434	429
Kentucky	103	107	329	337
Missouri	87	80	308	330
Other States	427	612	1,352	1,582
Total	$1,700	1,882	$5,277	5,464

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business.  We have ceded the majority of our accident and health insurance business to an unaffiliated insurance company under a coinsurance agreement.

The results of operations for the life insurance segment for the periods indicated are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Revenue:
Premiums	$37,213	35,359	$106,899	101,739
Net investment income	7,512	6,660	22,130	19,409
Realized investment losses, net	(1,901)	(159)	(1,959)	(271)
Other income	217	130	591	406
Total revenue	43,041	41,990	127,661	121,283
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	13,727	12,205	40,752	34,183
Increase in future policy benefit reserves	18,337	18,314	52,964	54,139
Policyholders' dividends	2,708	2,560	7,530	7,043
Total insurance benefits paid or provided	34,772	33,079	101,246	95,365
Commissions	7,609	7,351	20,450	20,073
Other general expenses	3,026	2,464	11,057	8,269
Capitalization of deferred policy acquisition costs	(7,050)	(6,708)	(18,816)	(18,215)
Amortization of deferred policy acquisition costs	5,359	4,449	14,849	13,061
Amortization of cost of customer relationships acquired	171	163	493	454
Total benefits and expenses	43,887	40,798	129,279	119,007
Income (loss) before income tax expense	$(846)	1,192	$(1,618)	2,276

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

Premiums.  Premium revenues increased for the three and nine month period ended September 30, 2015, compared to the same periods in 2014 due primarily to international new and renewal business showing positive growth and strong persistency as this block of insurance ages. First year premium revenues for the nine months ended September 30, 2015, reflected sales internationally with endowment to age sixty-five and the twenty-year endowment products continuing as the top performers in the current year.

Life insurance premium breakout is detailed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Premiums:
First year	$6,055	5,709	$15,609	14,984
Renewal	31,158	29,650	91,290	86,755
Total premiums	$37,213	35,359	$106,899	101,739

Net Investment Income.  Net investment income increased as the impact of the sustained low interest rate environment has leveled and yields are beginning to rise modestly.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2015	2014	2014
	(In thousands, except for %)
Net investment income, annualized	$29,507	26,454	25,879
Average invested assets, at amortized cost	692,469	623,498	611,257
Annualized yield on average invested assets	4.26%	4.24%	4.23%

Realized Investment Losses, Net.  Other-than-temporary impairments were recorded for the three and nine month periods ended September 30, 2015 totaling $1.9 million related to two bond mutual funds. Net losses for the three and nine months ended of September 30, 2015 and 2014 were also due to issuer calls. A substantial portion of the loss for both years related to sinking par calls on bonds purchased at a premium which resulted in a loss upon the call date.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

Claims and Surrenders.  These amounts fluctuate from period to period but were within anticipated ranges based upon management's expectations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Death claims	$1,301	1,378	$5,177	4,353
Surrender benefits	7,313	6,208	20,831	15,750
Endowment benefits	4,038	4,014	12,015	12,094
Accident and health benefits	73	81	205	200
Other policy benefits	1,002	524	2,524	1,786
Total claims and surrenders	$13,727	12,205	$40,752	34,183

•
Death claims expense was favorable for the three months and unfavorable for the nine months ended September 30, 2015 based upon reported claims. We experienced several higher value claims in the first quarter of this year. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•
Surrenders increased in the three and nine month periods ended September 30, 2015 by 17.8% and 32.3% compared to 2014. The majority of policy surrender benefits paid is attributable to our international business and was related to policies that have been in force nearly twenty years, where surrender charges are no longer applicable.

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

Increase in Future Policy Benefit Reserves.   Policy benefit reserves decreased for the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to the increase in surrenders noted above. Endowment sales sold to our international clients represented approximately 86% and 83% of total new first year premium for the three and nine months ended September 30, 2015.

Commissions.  Commission expense increased for the three and nine months ended September 30, 2015, compared to the same periods in 2014.  This expense fluctuates directly with new premium revenues and commission rates paid are higher on first year premium sales, which were up for the three and nine months ended September 30, 2015, compared to the same periods in 2014.  Renewal premiums for the three and nine months, for which we pay commissions at lower rates, were also up from the prior year.

Other General Expenses.  These expenses are allocated by segment, based upon an annual expense study performed by the Company. Expenses were up for the three and nine months ended September 30, 2015, compared to the same periods in 2014 as the Company recorded an expense of $1.9 million related to the annuity tax compliance issue that was identified in July of 2015. In addition, expenses are higher due to the increased consulting fees for actuarial, tax and legal services related to the tax compliance issues identified in the current year.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs fluctuate in direct relation to commissions increasing for the three and nine months ended September 30, 2015, based upon first year and renewal premiums and commissions paid compared to 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and nine months ended September 30, 2015 increased and was impacted by overall lower persistency related to this segment. As previously noted, persistency is monitored closely by the Company and was within expectations.

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

The following table sets forth our direct premiums by state for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
State
Louisiana	$10,637	10,559	$31,906	31,614
Mississippi	679	643	1,979	1,803
Arkansas	379	413	1,189	1,242
Other States	229	194	657	614
Total	$11,924	11,809	$35,731	35,273

We recorded nine full months of premium related to MGLIC in Mississippi for the nine months ended September 30, 2015 compared to only seven months in 2014, due to the acquisition date in March of 2014.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

The results of operations for the home service insurance segment for the periods indicated are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Revenue:
Premiums	$11,695	11,564	$35,035	34,526
Net investment income	3,436	3,389	10,341	9,958
Realized investment losses, net	(506)	(63)	(527)	(81)
Other income	8	3	78	7
Total revenue	14,633	14,893	44,927	44,410
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	5,801	5,121	17,419	16,268
Increase in future policy benefit reserves	939	993	3,370	2,845
Policyholders' dividends	11	13	38	44
Total insurance benefits paid or provided	6,751	6,127	20,827	19,157
Commissions	3,779	3,765	11,602	11,356
Other general expenses	3,391	3,227	11,680	9,895
Capitalization of deferred policy acquisition costs	(1,432)	(1,418)	(4,558)	(4,402)
Amortization of deferred policy acquisition costs	912	827	2,368	2,317
Amortization of cost of customer relationships acquired	434	290	1,275	1,144
Total benefits and expenses	13,835	12,818	43,194	39,467
Income before income tax expense	$798	2,075	$1,733	4,943

Premiums.  Premiums increased for the three and nine month period ended September 30, 2015, compared to 2014 primarily because 2015 includes three and nine months of premiums for MGLIC whereas 2014 had three and seven months of premiums, based upon the acquisition date of March 2014.

Net Investment Income.  Net investment income for our home service insurance segment was as follows.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2015	2014	2014
	(In thousands, except for %)
Net investment income, annualized	$13,788	13,234	13,299
Average invested assets, at amortized cost	303,219	296,355	293,887
Annualized yield on average invested assets	4.55%	4.52%	4.53%

Realized Investment Losses, Net.  Other-than-temporary impairments were recorded for the three and nine month periods ended September 30, 2015 totaling $0.5 million related to two bond mutual funds. Realized losses for the periods presented are also related to calls of debt securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

Claims and Surrenders.  Claims and surrenders increased for the three and nine months ended September 30, 2015, compared to the same periods in 2014, based upon reported claims compared to the prior year, but were within expected ranges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Death claims	$4,417	3,661	$13,546	12,228
Surrender benefits	782	883	2,176	2,391
Endowment benefits	6	9	14	16
Property claims	519	439	1,304	1,153
Accident and health benefits	(15)	30	28	186
Other policy benefits	92	99	351	294
Total claims and surrenders	$5,801	5,121	$17,419	16,268

•
Death claims expense fluctuates based upon reported claims. We experienced a higher number of reported claims in the three and nine months ended September 30, 2015. Mortality experience is closely monitored by the Company as a key performance indicator and amounts were within expected levels.

•	Surrender benefits decreased 11.4% and 9.0% for the three and nine months ended in 2015 compared to the same periods in 2014.

•	Property claims increased 18.2% and 13.1% for the three and nine months ended September 30, 2015 as we experienced more weather related claims in 2015.

Increase in Future Policy Benefit Reserves.  The Company recorded an increase in future policy benefit reserves for the nine months ended September 30, 2015, compared to the corresponding period in 2014 again due to the fact that MGLIC was included in results for nine months in 2015 and only seven months in 2014.

Commissions.  Commission expense fluctuated for the three and nine months ended September 30, 2015, compared to the same periods in 2014 consistent with premium collections.

Other General Expenses.  Expenses are allocated by segment based upon an annual expense study performed by the Company and increased between 2015 and 2014 as the Company recorded an expense of $0.6 million related to the annuity tax compliance issue that was identified in July of 2015. In addition, expenses are higher due to the increased consulting fees for actuarial, tax and legal services related to the tax compliance issues identified in the current year. Expenses for the three and nine months ended September 30, 2015 reflect three and nine full months of MGLIC related expenses whereas 2014 only reflects three and seven months, as noted previously.

Capitalization of Deferred Policy Acquisition Costs ("DAC").  Capitalized costs increased for the three and nine months ended September 30, 2015, as commission expense also increased during the periods.  DAC capitalization is directly correlated to fluctuations in new business and commissions.

Amortization of Deferred Policy Acquisition Costs.  Amortization for the three and nine months ended September 30, 2015 fluctuated compared to the corresponding periods in 2014 as this segment experienced persistency changes compared to the prior year, which results in lower or high amortization.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

Other Non-Insurance Enterprises
This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP. The segment loss reported for the three and nine months of 2015 and 2014 is typical since the elimination of intercompany revenue is its primary source of revenue.

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

	September 30, 2015		December 31, 2014
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Marketable debt securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$52,637	4.5	$55,246	5.0
States and political subdivisions	693,659	59.7	615,230	55.1
Corporate	234,079	20.2	257,867	23.1
Mortgage-backed (1)	3,167	0.3	3,681	0.3
Foreign governments	134	—	135	—
Short-term investments	254	—	—	—
Total marketable debt securities	983,930	84.7	932,159	83.5
Cash and cash equivalents	42,831	3.7	50,708	4.5
Other investments:
Policy loans	58,968	5.1	54,032	4.8
Equity securities	66,668	5.7	69,879	6.3
Mortgage loans	599	0.1	628	0.1
Real estate	8,000	0.7	8,131	0.8
Other long-term investments	76	—	135	—
Total cash, cash equivalents and investments	$1,161,072	100.0	$1,115,672	100.0
(1) Includes $2.7 million and $3.2 million of U.S. Government-sponsored enterprises at September 30, 2015, and December 31, 2014, respectively.

Cash and cash equivalents decreased as of September 30, 2015 due to timing of cash inflows and investment into marketable securities.

The held-to-maturity portfolio as of September 30, 2015 represented 25.2% of the total fixed maturity securities owned based upon carrying values, with the remaining 74.8% classified as available-for-sale.  Held-to-maturity securities are reported in the financial statements at amortized cost and available-for-sale securities are reported at fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

The following table sets forth the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$75,866	7.7	$70,572	7.6
AA	480,557	48.8	431,779	46.3
A	243,903	24.8	256,626	27.5
BBB	153,184	15.6	141,690	15.2
BB and other	30,420	3.1	31,492	3.4
Totals	$983,930	100.0	$932,159	100.0

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

The Company has no direct sovereign European debt exposure as of September 30, 2015.  We do have indirect exposure in one bond mutual fund holding, but the amount is deemed immaterial to the current investment holdings and consolidated financials.

As of September 30, 2015, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

Municipals shown including third party guarantees

	September 30, 2015
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$54,523	51,934	19,196	18,350	—	—	73,719	70,284	10.4
AA	144,465	139,895	250,053	240,798	20,940	19,950	415,458	400,643	59.0
A	34,860	34,599	131,455	127,286	9,683	9,309	175,998	171,194	25.2
BBB	3,694	4,185	22,728	22,153	569	575	26,991	26,913	4.0
BB and other	3,518	4,334	5,007	5,209	—	—	8,525	9,543	1.4
Total	$241,060	234,947	428,439	413,796	31,192	29,834	700,691	678,577	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

Municipals shown excluding third party guarantees

	September 30, 2015
	General Obligation		Special Revenue		Other		Total		% Based on
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Amortized Cost
	(In thousands)
AAA	$25,159	24,829	2,742	2,711	—	—	27,901	27,540	4.1
AA	116,660	112,330	214,656	206,529	17,680	16,692	348,996	335,551	49.4
A	41,019	39,452	139,241	134,493	11,237	10,921	191,497	184,866	27.2
BBB	7,136	8,368	22,157	20,830	—	—	29,293	29,198	4.3
BB and other	51,086	49,968	49,643	49,233	2,275	2,221	103,004	101,422	15.0
Total	$241,060	234,947	428,439	413,796	31,192	29,834	700,691	678,577	100.0

The Company held investments in special revenue bonds that had a greater than 10% exposure based upon activity as noted in the table below.

	Fair Value	Amortized Cost	% of Total Fair Value
	(In thousands)
Utilities	$134,568	129,777	19.2

Education	87,440	83,969	12.5

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

The tables below represent the Company's exposure of municipal holdings in Louisiana and Texas, which exceed 10% of the total municipal portfolio as of September 30, 2015.

	September 30, 2015
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AA	$8,584	8,520	24,506	23,177	—	—	33,090	31,697
A	6,778	6,657	9,571	9,341	—	—	16,349	15,998
BBB	—	—	382	391	—	—	382	391
BB and other	—	—	4,518	4,720	—	—	4,518	4,720
Total	$15,362	15,177	38,977	37,629	—	—	54,339	52,806
Louisiana securities excluding third party guarantees
AA	$9,173	8,906	22,242	21,216	—	—	31,415	30,122
A	5,687	5,746	9,000	8,679	—	—	14,687	14,425
BBB	—	—	2,521	2,299	—	—	2,521	2,299
BB and other	502	525	5,214	5,435	—	—	5,716	5,960
Total	$15,362	15,177	38,977	37,629	—	—	54,339	52,806
Texas securities including third party guarantees
AAA	$52,941	50,446	12,212	11,556	—	—	65,153	62,002
AA	47,081	46,041	26,812	26,027	—	—	73,893	72,068
A	3,405	3,365	17,993	17,269	—	—	21,398	20,634
BBB	—	—	10,056	9,523	—	—	10,056	9,523
BB and other	563	545	—	—	—	—	563	545
Total	$103,990	100,397	67,073	64,375	—	—	171,063	164,772
Texas securities excluding third party guarantees
AAA	$24,705	24,383	2,162	2,144	—	—	26,867	26,527
AA	53,274	50,551	28,432	27,166	—	—	81,706	77,717
A	7,071	6,827	18,630	17,834	—	—	25,701	24,661
BBB	1,269	1,171	7,993	7,496	—	—	9,262	8,667
BB and other	17,671	17,465	9,856	9,735			27,527	27,200
Total	$103,990	100,397	67,073	64,375	—	—	171,063	164,772

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At September 30, 2015, total holdings of municipal securities in Louisiana represented 7.8% of all municipal holdings based upon fair value.  The Company also holds 24.4% of its municipal holdings in Texas issuers.  There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of September 30, 2015.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

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

The Company did recognize an other-than-temporary impairment of $2.4 million for the three and nine months ended September 30, 2015 but no impairments for the same periods in 2014.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations and seeks to ensure stable and reliable sources of cash flows to meet obligations provided by a variety of sources.

Liquidity requirements of the Company are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments relative to our insurance operations to provide cash flow and did not do so during the first nine months of 2015.  Our investments as of September 30, 2015, consist of 65.8% of marketable debt securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $62.7 million and $66.9 million for the nine months ended September 30, 2015 and 2014, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investing

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

activities totaled $72.7 million and $66.1 million for the nine months ended September 30, 2015 and 2014, respectively. The investing activities fluctuate from period to period due to timing of securities activities such as calls and maturities and reinvestment of those funds.

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

The NAIC has established minimum capital requirements in the form of Risk-Based Capital ("RBC").  RBC factors the type of business written by an insurance company, the quality of its assets, and various other aspects of an insurance company's business to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves.  Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. Capital balances could be impacted by this tax compliance issue for the insurance companies affected. The holding company would anticipate funding the life companies as needed to keep capital amounts within required levels.

All insurance subsidiaries were above the RBC minimums at September 30, 2015.

Contractual Obligations and Off-balance Sheet Arrangements

There have been no material changes in contractual obligations from those reported in the Company's Form 10-K for the year ended December 31, 2014.  The Company does not have off-balance sheet arrangements at September 30, 2015.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engage in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

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

Critical Accounting Policies

We have prepared a current assessment of our critical accounting policies and estimates in connection with preparing our interim unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014. We believe that the accounting policies set forth in the Notes to our Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in the Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014 continue to describe the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	September 30, 2015			December 31, 2014
	Amortized Cost	Fair Value	Net Unrealized Gains(Losses)	Amortized Cost	Fair Value	Net Unrealized Gains
	(In thousands)
Fixed maturities, available-for-sale	$706,667	735,847	29,180	667,966	707,227	39,261
Fixed maturities, held-to-maturity	247,829	254,048	6,219	224,932	232,891	7,959
Short-term investments	254	254	—	—	—	—
Total fixed maturities	$954,750	990,149	35,399	892,898	940,118	47,220
Total equity securities	$66,855	66,668	(187)	68,787	69,879	1,092

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, which comprised 88.0% of our investment portfolio based on carrying value as of September 30, 2015.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturity investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, municipal bonds and corporate bonds.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

To manage interest rate risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity annually with respect to our available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The changes in fair values of our debt and equity securities as of September 30, 2015 were within the expected range of this analysis.

Changes in interest rates typically have a sizable effect on the fair values of our debt and equity securities.  The interest rate of the ten-year U.S. Treasury bond decreased to 2.0% during the quarter ended September 30, 2015, from 2.2% at December 31, 2014.  Net unrealized gains on fixed maturity securities totaled $35.4 million at September 30, 2015, compared to $47.2 million at December 31, 2014.

The fixed maturity portfolio is exposed to call risk, as a significant portion of the current bond holdings are callable.  A decreasing interest rate environment can result in increased call activity as experienced over the past several years, and an increasing rate environment will likely result in securities being paid at their stated maturity.

There are no fixed maturities or other investments classified as trading instruments.  Approximately 74.3% of fixed maturities were held in available-for-sale and 25.7% in held-to-maturity based upon fair value at September 30, 2015.  At September 30, 2015 and December 31, 2014, we had no investments in derivative instruments, nor did we have any subprime or collateralized debt obligation risk.

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 6.0% of our total investments at September 30, 2015, with 97.2% invested in diversified equity and bond mutual funds.  We believe that significant decreases in the equity markets would not have a material adverse impact on our total investment portfolio.

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

During the three months ended September 30, 2015, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company is in the process of remediating the material weakness identified within the Actuarial function as of December 31, 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

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

A substantial part of our insurance policy sales are from foreign countries, primarily those in Latin America and the Pacific Rim.   There is a risk that we may lose a significant portion of these sales should widespread political instability occur in these countries.   We cannot predict the potential impact of widespread political instability in the foreign countries where our policies are sold, but it could significantly impact our business.

We also face risks associated with the application of foreign insurance laws. Traditionally, we have sought to address risks associated with foreign countries by, among other things, not accepting insurance applications outside of the U.S., maintaining all of our assets in the U.S. and requiring policy premiums be paid to us in U.S. Dollars.  Accordingly, we have never qualified to do business in any foreign country and have never submitted our insurance policies issued to residents of foreign countries for approval by any foreign or domestic insurance regulatory agency.  We sell our policies to residents of foreign countries using foreign independent marketing firms and independent consultants, and we rely on those persons to comply with applicable laws in marketing our insurance products.

The Company’s future sales and financial results are dependent upon avoiding significant regulatory interruptions in receiving insurance policy applications for residents outside of the United States. Currency control laws in foreign countries could materially adversely affect our revenues by imposing restrictions on asset transfers outside of a country where our insureds reside. There can be no assurance that such situations will not occur and that our revenues, results of operations and financial condition will not be materially, adversely affected if they do occur. The government of a foreign country could also determine its residents may not buy life insurance from us unless we became qualified to do business in that country or unless our policies purchased by its residents receive prior approval from its insurance regulators.  Also, new laws or regulations could be implemented or new applications of existing laws or regulations could occur, which could result in the cessation of marketing activities by our independent marketing firms and consultants.  From time to time we have become aware of new foreign laws, regulations or new interpretations of foreign laws or regulations that may have an adverse effect on the marketing efforts of our foreign independent marketing firms and consultants.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

Although we believe foreign regulatory authorities have no jurisdiction over us we recently have undertaken a comprehensive review of potential risks and compliance issues associated with foreign insurance laws and regulations, with assistance from independent outside advisors. We cannot assure you any of these laws, regulations, or application of them by foreign regulatory authorities will not have an adverse effect on the marketing efforts of our independent marketing consultants and, in turn, on our revenues and profitability. Further, there is no assurance we would be able to qualify to do business in any foreign country or that its insurance regulatory authorities would approve our policies if we decided to submit our insurance policies for approval.  Any of the foregoing could reduce our revenues and materially adversely affect our results of operations and financial condition.  Also, we do not determine whether our independent consultants are required to be licensed to sell insurance in the countries in which they market our policies.  If our independent consultants were not in compliance with applicable laws, including licensing laws, they could be required to cease operations, which would reduce our revenues.  We are unable to quantify the effect of foreign regulation on our business if regulation were to be imposed on us due to the lack of uniformity of regulation in our foreign markets. We may decide to withdraw from or avoid a particular market if foreign regulation were deemed untenable.

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

In the first quarter of 2015, we announced that we identified that a substantial portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 7702A of the Internal Revenue Code ("IRC") of 1986. In addition, in July 2015 we identified certain annuity contracts that do not qualify under IRC Section 72(s) for favorable tax treatment of annuities. As a result, we established a reserve of $11.4 million as of December 31, 2014 and an additional $2.5 million as of June 30, 2015 for probable expenses and liabilities associated with this tax compliance matter, which amounts represent the low end of management’s estimated range of those probable expenses and liabilities of $13.9 million to $46.6 million, net of tax. This estimated range includes projected toll charges and fees as well as increased claims liability for past claims and reserve increases to bring policies into compliance and other probable liabilities resulting from these tax compliance matters. Our estimated range reflects the uncertainties with respect to the required course of action and other matters unknown at this time. Currently, management believes there is not a specific estimable amount for these probable liabilities and expenses which is more likely than other specific amounts within our estimated range. The process of determining our estimated range was a complex undertaking including insight from external consultants and involved management’s judgment based upon a variety of factors known at the time. Given the number of factors considered and the significant variables assumed in establishing our estimated range, actual amounts incurred may exceed our reserve and the high end of our estimated range of expenses and liabilities. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability, or if our estimates of those liabilities change in the future, our financial condition and results of operation may be materially adversely affected.

The majority of our foreign policyholders elect to invest their policies’ annually payable cash benefits in our Class A common stock through the Citizens, Inc. Stock Investment Plan (the “Plan”), a stock investment plan registered with the United States Securities and Exchange Commission (“SEC”).  If a securities regulatory authority were to deem the Plan's operation contrary to securities laws, the amount of Class A common stock purchased periodically on the open market through the Plan could be reduced and the price of our Class A common stock could fall.

On or about April 2001, the Company adopted the Plan, as amended and restated from time to time. The Plan is registered with the SEC pursuant to a registration statement under the Securities Act of 1933. For further information on the filing history of the Plan’s registration statement, please see the risk factor below titled “We face risk from a 2001 technical error made in our original registration statement on Form S-3 covering the Plan and filed with the SEC.”

The general purpose of the Plan is to provide a convenient and economical means for new investors to make an initial investment in our Class A common stock and for existing investors to purchase additional shares of our Class A common stock. Specifically, the Plan offers employees, agents, policyholders, independent consultants and potential investors opportunities to purchase the Company’s Class A common stock. It also offers security holders the ability to maintain registered ownership of their securities in a manner which facilitates efficient purchases and sales of Citizens Class A common stock in the open market. The Plan is administered by Computershare Trust Company, N.A., located in Canton Massachusetts, (“Computershare”), a company which

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

operates in 20 countries around the globe and also serves as our transfer agent. Computershare acts as an agent for the plan participants. Computershare facilitates open market purchases and sales of Citizens Class A common stock under the Plan through registered brokers and dealers. Additional disclosures concerning the Plan’s impact on our Capital Stock can be found in our Item 1A. Risk Factors under the heading, “Risks Relating to Our Capital Stock.”

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

The offer and sale of our Class A common stock through the Plan is not registered under the laws of any foreign jurisdiction.  If a foreign securities regulatory authority were to determine the offer and sale of our Class A common stock under the Plan were contrary to applicable laws and regulations of its jurisdiction, such authority may issue or assert a fine, penalty or cease and desist order against us in that foreign jurisdiction. While we would vigorously dispute the ability of such authority to assert jurisdiction over us, such a dispute may distract from our business and may have a material adverse impact on our financial position. Additionally, in such a situation participation in the Plan by our international policyholders in that foreign jurisdiction could decrease.  A decrease in Plan participation could materially reduce the amount of our Class A common stock purchased and sold in the open market under the Plan which could cause the price of our Class A common stock to fall. Historically a significant volume of shares have been purchased under the Plan by policyholders through annually payable cash benefits assigned to the Plan.

We face financial and capital market risks in our operations.

As an insurance holding company with significant investment exposure, we face material financial and capital markets risk in our operations.  Due to the low interest rate environment in recent years, we experienced significant call activity on our fixed income portfolio that decreased our investment yields compared to prior years.  We also have recorded other-than-temporary impairments in the past several years due to credit related market declines

Economic uncertainty has recently been exacerbated by the increased potential for default by one or more European sovereign debt issuers, the potential partial or complete dissolution of the Eurozone and its common currency and the negative impact of such events on global financial institutions and capital markets generally.  Actions or inactions of European governments may impact these actual or perceived risks.  In the recent past, one rating agency downgraded the U.S.'s long-term debt credit rating from AAA.  Future actions or inactions of the United States government, including a shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

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

In particular, at September 30, 2015, fixed maturities represented $983.9 million or 88.0% of our total investments of $1,118.2 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although at September 30, 2015, approximately 96.9% of our fixed maturities were investment grade with 81.3% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at September 30, 2015 were $7.0 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

Our actual claims losses may exceed our reserves for claims, and we may be required to establish additional reserves, which in turn may adversely impact our results of operations and financial condition.

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
September 30, 2015

We may be required to accelerate the amortization of deferred acquisition costs and the costs of customer relationships acquired, which would increase our expenses and adversely affect our results of operations and financial condition.

At September 30, 2015, we had $163.7 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are primarily related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the profit stream.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At September 30, 2015, we had $22.0 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  Goodwill in our consolidated financial statements was $17.3 million as of September 30, 2015.

We are a defendant in lawsuits from time to time, which may adversely affect our financial condition and detract from the time our management is able to devote to our business, and are subject to various regulatory compliance risks.

We may from time to time be subject to a variety of legal and regulatory actions relating to our business operations, including, but not limited to:

•	disputes over insurance coverage or claims adjudication;

•	regulatory compliance with state laws, including insurance and securities regulations

•	regulatory compliance with U.S. federal securities laws, tax, anti-money laundering, bank secrecy, anti-bribery, anti-corruption and foreign asset control laws, among others

•	disputes with our marketing firms, consultants and employee-agents over compensation, termination of contracts and related claims;

•	disputes regarding our tax liabilities;

•	disputes relating to reinsurance and coinsurance agreements; and

•	disputes relating to businesses acquired and operated by us.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

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

A number of U.S. jurisdictions have been investigating life insurer practices for compliance with unclaimed property laws. Highly publicized incidents disclosed, the practice by certain companies of using data available on the U.S. Social Security Administration's Death Master File or a similar data base in order to avoid paying periodic benefits under annuity contracts but not using the same data base to determine when death benefits were owed. This asymmetric conduct by certain insurers has led a number of jurisdictions to require life insurers to use this same data to identify instances where amounts under life insurance policies and annuity contracts are payable and to locate and pay beneficiaries under such contracts. The National Conference of Insurance Legislators ("NCOIL") has adopted the Model Unclaimed Life Insurance Benefits Act ("Model Act") and several states have adopted legislation that is substantially similar to the Model Act adopted by NCOIL. The Model Act imposes new requirements on insurers to periodically compare their in force life insurance and annuity policies against the Death Master File, investigate any identified matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the beneficiaries or, if no beneficiary can be located, escheat the policy benefit to the respective state government as unclaimed property. The Model Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, and/or administrative penalties. It is also possible that life insurers may be subject to claims regarding their business practices as a result given the legal uncertainty in this area. However, recent court decisions in West Virginia and Florida have upheld the well- established insurance law principal that life insurance policies are not due and payable until the insurance company receives due proof of death, and have further held an insurance company has no duty to search the Death Master File or other databases to determine whether deaths have occurred that have not been reported to the company.

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

In 2014, we reinsured $516.6 million of face amount of our life insurance policies.  Amounts reinsured in 2014 represented 10.5% of the face amount of direct life insurance in force in that year.  Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance.  If our cost of reinsurance were to increase, we might not be able to recover these increased costs, and our results of operations and financial condition could be materially adversely affected.  See Note 5 to the Company's 2014 Annual Report on Form 10-K.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

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

Our international and domestic markets face significant competition. If we are unable to compete effectively in our markets, our business, results of operations and profitability may be adversely affected.

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

In the United States, we compete with more than 1,000 other life insurance companies of various sizes.  The life insurance business in the United States is highly competitive, in part because it is a mature industry that, in recent years, has experienced little to no growth in life insurance sales.  Many domestic life insurance companies have substantially greater financial resources, longer business histories, larger sales forces and more diversified lines of insurance coverage than we do.  Competition in the United States has also increased recently because the life insurance industry is consolidating, with larger, more efficient organizations emerging from the consolidation.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

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

Sales of our insurance products may be reduced if we are unable to (i) establish and maintain commercial relationships with independent marketing firms and independent consultants, (ii) attract and retain employee agents or (iii) develop and maintain our distribution sources.

We distribute our insurance products through several distribution channels, including independent marketing firms, independent consultants and our employee agents.  These relationships are significant for both our revenues and our profits.  In our life insurance segment, we depend almost exclusively on the services of independent marketing firms and independent consultants.  In our home service insurance segment, we depend on employee agents whose role in our distribution process is integral to developing and maintaining relationships with policyholders.  Significant competition exists among insurers in attracting and maintaining marketers of demonstrated ability.  Some of our competitors may offer better compensation packages for marketing firms, independent consultants and agents and broader arrays of products and have a greater diversity of distribution resources, better brand recognition, more competitive pricing, lower cost structures and greater financial strength or claims paying ratings than we do.  We compete with other insurers for marketing firms, independent consultants and employee agents primarily on the basis of our compensation and support services.  Any reduction in our ability to attract and retain effective sales representatives could materially adversely affect our revenues, results of operations and financial condition.

Loss of the services of our senior management team would likely hinder development of our operating and marketing programs and our strategy for expanding our business.

We rely on the participation of our senior executive team comprised of Chairman Emeritus of the Board, Harold E. Riley (age 86), Chairman of the Board and Chief Executive Officer, Rick D. Riley (age 61), President, Chief Corporate Officer, Chief Financial Officer and Treasurer Kay E. Osbourn (age 49) and Senior Vice President, Chief Legal Officer and Corporate Strategy, Geoffrey M. Kolander (age 40) in connection with the development and execution of our operating and marketing plans and strategy for expanding our business.  We anticipate that their expertise will continue to be of substantial value in connection with our operations.  The loss of the services of any of these individuals could have a significant adverse effect on our business and prospects.  We do not have an employment agreement with any of these persons nor do we carry key-man insurance policies on any of their lives.

We are subject to extensive governmental regulation in the United States, which increases our costs of doing business and could restrict the conduct of our business.

We are subject to extensive regulation and supervision in U.S. jurisdictions where we do business, including state insurance regulations and U.S. federal securities, tax, anti-money laundering, bank secrecy, anti-corruption and foreign asset control laws..  Insurance company regulation is generally designed to protect the interests of policyholders, with substantially lesser protections to shareholders of the regulated insurance companies.  To that end, all the states in which we do business have insurance regulatory agencies with broad legal powers with respect to licensing companies to transact business; mandating capital and surplus requirements; regulating trade and claims practices; approving policy forms; and restricting companies' ability to enter and exit markets.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

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
September 30, 2015

In addition, the Gramm-Leach-Bliley Act requires that we deliver a notice regarding our privacy policy both at the delivery of an insurance policy and annually thereafter.  Certain exceptions are allowed for sharing of information under joint marketing agreements. However, certain state laws may require us to obtain a policyholder's consent before we share information.

We have a written information security program with appropriate administrative, technical and physical safeguards to protect such confidential information.  Cyber security attacks are on the rise throughout the world and while we believe we have taken reasonable steps to secure our customer information we could experience a breach of data. We closely monitor cyber attack attempts on our system, and we are not aware of any material breach of our cybersecurity, administrative, technical and physical safeguards or client data. Nevertheless, it is possible a cyber attack could go undetected and that preventative actions we take to reduce this risk of cyber-incidents and protect our information may be insufficient to prevent cyber attacks or other security breaches.

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
September 30, 2015

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

As required by the BSA regulations applicable to insurance companies, we have developed and implemented an anti-money laundering program that includes policies and procedures for complying with applicable BSA program, reporting and recordkeeping requirements and for preventing and detecting potential money laundering and other criminal activity (“BSA Program”). Based on an internal risk assessment and review we began in the first quarter of 2015, we have identified certain deficiencies in our BSA Program, and we are in the process of enhancing our BSA Program with additional controls based on our internal risk assessment.

We face risk from a 2001 technical error made in our original Registration Statement on Form S-3 covering the Plan and filed with the SEC.
In December 2012, it was discovered that the original Registration Statement on Form S-3 covering the Plan and filed with the SEC was not declared effective under the Securities Act of 1933, due to a technical error on the Form S-3 cover page in the 2001 filing. Further, sales under the Plan may not have qualified for an exemption from registration under that Act. Consequently, we filed with the SEC a new registration statement pursuant to Rule 415 on Form S-3 with respect to the Plan (the “New Registration Statement”), which was declared effective by the SEC on January 14, 2013 and subsequently amended by a post-effective amendment in May of 2015. Despite our full disclosure of this technical error since 2012, if and to the extent participants purchased shares of Class A common stock in the open market that were not effectively registered under the Securities Act, or exempt from such registration, prior to the filing of the 2013 Form S-3 Registration Statement such participants could seek to pursue certain state law remedies potentially available to them, since the statute of limitations has expired under federal securities law. Should a significant number of these purchasers bring state law claims, it could have a material and adverse effect on our business and reputation and our results of operations and financial condition.

 Risks Relating to Our Capital Stock

The price of our Class A common stock may be adversely affected by decreased  participation in our Stock Investment Plan.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

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

Our international markets, and the specific manner in which we conduct our business in those jurisdictions, may be subject to negative publicity in social media or other channels, which may negatively impact the market price of our Class A common stock

We interface with and distribute our products to residents of foreign countries that may be subject to the risks disclosed in our Item 1A. Risk Factor under the heading, “A substantial amount of our revenue comes from residents of foreign countries and is subject to risks associated with widespread political instability, foreign insurance laws and asset transfer restrictions”. Venezuela is one such example.  Accordingly, from time to time, bloggers or other social media outlets relevant to investors may focus attention on our exposure to these countries and the negative circumstances surrounding their governments, thereby subjecting us to periodic negative publicity.  Negative publicity on investor blogs or through other media channels could impact trading in our stock and ultimately cause the market price of our Class A common stock to fall.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Effective November 6, 2015, Kay E. Osbourn resumed the duties of Chief Financial Officer and Treasurer of the Company replacing Gregory A. Rooney who has been terminated. She will retain these duties until a successor is appointed.  Mrs. Osbourn also is continuing to serve as President and Chief Corporate Officer.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
September 30, 2015

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

CITIZENS, INC.

		By:	/s/ Rick D. Riley
Rick D. Riley
Chairman and Chief Executive Officer

		By:	/s/ Kay E. Osbourn
Kay E. Osbourn
President, Chief Corporate Officer, Chief Financial Officer and Treasurer

Date:	November 9, 2015