Form 10-K
period 2015-12-31
CITIZENS INC
filed 2016-03-24
CIK 24090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐    Accelerated filer ☒  Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

As of June 30, 2015, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $342,443,795.

Number of shares of common stock outstanding as of March 7, 2016.
Class A:  49,080,114
Class B:    1,001,714

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report incorporates by reference certain portions of the definitive proxy materials to be delivered to stockholders in connection with the 2016 Annual Meeting of Shareholders.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements.  Factors that could cause the Company's future results to differ materially from expected results include, but are not limited to:

•	Changes in the application, interpretation or enforcement of foreign insurance laws that impact our business, which derives the majority of its revenues from residents of foreign countries;

•
Potential changes in amounts reserved for in connection with the noncompliance of a portion of our insurance policies with Sections 7702 under the Internal Revenue Code and the failure of certain annuity contracts to qualify under Section 72(s) of the Internal Revenue Code;

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART I

Item 1.   BUSINESS

Overview

Citizens, Inc. (“Citizens”) is an insurance holding company incorporated in Colorado serving the life insurance needs of individuals in the United States since 1969 and internationally since 1975. Through our insurance subsidiaries, we pursue a strategy of offering traditional insurance products in niche markets where we believe we are able to achieve competitive advantages.  We had approximately $1.5 billion of assets at December 31, 2015 and approximately $4.5 billion of insurance in force.  Our core insurance operations include issuing and servicing:

•
U.S. Dollar-denominated ordinary whole life insurance and endowment policies predominantly sold to foreign residents, located principally in Latin America and the Pacific Rim, through independent marketing consultants;

•	ordinary whole life insurance policies to middle income households concentrated in the Midwest, Mountain West and southern United States through independent marketing consultants; and

•
final expense and limited liability property policies to middle and lower income households in Louisiana, Mississippi and Arkansas through employee and independent agents in our home service distribution channel and funeral homes

We were formed in 1969 by our founder, Harold E. Riley.  Prior to our formation, Mr. Riley had many years of experience in the international and domestic life insurance business.  Historically, our Company has experienced growth through acquisitions in the domestic market and through organic market expansion in the international market.  We strive to generate bottom line return using knowledge of our niche markets and our well-established distribution channels.

Our business has grown, both internationally and domestically, in recent years, though our profitability has declined.  From 2011 through 2015, revenues rose 22% from $194.2 million in 2011 to $236.3 million in 2015.  During that same period, our assets grew 37% from $1,079.5 million to $1,484.0 million.  During this same period, our net income declined 142% from $8.5 million to a net loss of $(3.6) million, primarily as a result of other than temporary impairments ("OTTI"), expense related to additional tax liability contingency and higher consulting costs in 2015. See Item 6.  "Selected Financial Data" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.

Recent Developments

In June 2015, the Company's Board of Directors appointed Harold E. Riley as Chairman Emeritus and his son Rick D. Riley as Chairman of the Board and Chief Executive Officer. The Board also promoted former Chief Financial Officer Kay E. Osbourn to Chief Corporate Officer and President, promoted Geoffrey M. Kolander to Senior Vice President, Chief Legal Officer and Corporate Strategy and hired David S. Jorgensen as Vice President, Chief Financial Officer and Treasurer.

In October 2015, Rick Riley, our Chairman and Chief Executive Officer, assumed leadership of our international business, replacing Randall H. Riley, the international marketing officer of one of our primary insurance subsidiaries, CICA Life Insurance Company of America.

Strategic Initiatives

The Company's Board of Directors and executive management team are currently assessing the Company's business model and business strategies with the assistance and support of external consultants and advisors. Specifically, we are evaluating certain elements and assumptions underlying the Company's historical business model to consider potential changes to align with our risk profile, the current economic and regulatory environment and sustainable business objectives. Incorporated in our business model review are analyses of (1) our products and profitability; (2) a potential restructuring of our international business and operations; (3) potential upgrades to our technology systems and operations with a strategic focus on cyber risk and our future business needs; and (4) potential changes in our executive management structure, personnel needs and compensation incentives.

A prolonged low interest rate period has forced us to revisit the benefits and dividends included under many policies offered internationally.  In many cases, policy holders stand to benefit from significantly higher guarantees and dividends than the financial markets might otherwise offer.  As such, the Company has responded to cut discretionary dividends on existing policies and revisit the structure of new policies sold internationally to better reflect the prolonged low interest rate environment that we face.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The Company also is revisiting its investment strategies for premiums received in order to augment its rate of return.  By combining more conservative interest rate features in our insurance policies with a more flexible investment strategy to manage our investment portfolio, we intend to grow bottom line returns to shareholders.  There is risk that these changes will result in lower demand for new policies, or that the financial markets will make our investment strategy more difficult. Despite the risks, the Company believes that such moves are in the best interest of our shareholders.

The following pages describe the operations of our three business segments:  Life Insurance, Home Service and Other Non-Insurance Enterprises.  Revenues derived from any single customer did not exceed 10% of consolidated revenues in any of the last three years.

Life Insurance

Our Life Insurance segment issues ordinary whole life insurance in the United States and in U.S. Dollar-denominated amounts to foreign residents.  These contracts are designed to provide a fixed amount of insurance coverage over the life of the insured and can utilize rider benefits to provide additional increasing or decreasing coverage and annuity benefits to enhance accumulations.  Additionally, endowment contracts are issued by the Company, which are principally accumulation contracts that incorporate an element of life insurance protection.  For the majority of our business, we retain the first $100,000 of risk on any one life, reinsuring the remainder of the risk.  We operate this segment through our subsidiaries:  CICA Life Insurance Company of America ("CICA") and Citizens National Life Insurance Company ("CNLIC").

International Sales

We focus our sales of U.S. Dollar-denominated ordinary whole life insurance and endowment policies to residents in Latin America and the Pacific Rim.  As of December 31, 2015, we had insurance policies in force in approximately 30 countries, including Columbia, Venezuela, Taiwan, Ecuador and Argentina as our top producing countries. In 2015, international direct premiums comprised approximately 72% of our total direct premiums, and exceeded 10% or more of our premiums for each of the last three years. We have participated in the foreign marketplace since 1975. We believe positive attributes of our international insurance business include:

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

We have implemented several policies and procedures to limit the risks of asset and premium loss relating to our international business.  Approvals for policy issuance are made in our Austin, Texas office and policies are issued and delivered to the independent consultants, who deliver the policies to the insureds.  We have no offices, employees or assets outside of the United States.  Insurance policy applications and premium payments are submitted by the independent consultants or customers to us, and we review the applications in our home offices in Austin, Texas.  Premiums are paid in U.S. Dollars by check, wire or credit card.  The policies we issue contain limitations on benefits for certain causes of death, such as homicide and careless driving.  We have also developed disciplined underwriting criteria, which include medical reviews of applicants as well as background and reference checks.  In addition, we have a claims policy that requires investigation of substantially all death claims.  Furthermore, we perform background reviews and reference checks of prospective independent marketing firms and consultants.

Independent marketing firms and consultants specialize in marketing life insurance products and generally have several years of insurance marketing experience.  We maintain contracts with the independent marketing firms pursuant to which they provide recruitment, training and supervision of their managers and associates in the service and placement of our products; however, all associates of these firms also contract directly with us as independent contractors and receive their compensation directly from us.  Accordingly, should an arrangement between any independent marketing firm and us be terminated for any reason, we expect that we would seek to continue with the existing marketing arrangements with the associates of these firms.  Our agreements with independent marketing firms and consultants typically provide that they are independent contractors responsible for their own operation expenses and are the representative of the prospective insured.  In addition, the marketing firms guarantee any debts of their associates to us.  The marketing firms receive commissions on all new and renewal policies serviced or placed by them or their associates.  All of these contracts provide that the independent marketing firms and consultants are aware of and responsible for compliance with local laws.

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

Our international products have living benefit features.  Every policy contains guaranteed cash values and is participating (i.e., provides for cash dividends as apportioned by the board of directors).  Once a policyowner pays the annual premium and the policy is issued, the owner becomes entitled to a cash dividend as well as an annual guaranteed endowment, if elected.  The policyowner has several options with regard to the dividend and annual guaranteed endowments, including the right to assign policy values to the Citizens, Inc. Stock Investment Plan, registered under the Securities Act of 1933 (the "Securities Act"), and administered in the United States by Computershare, our plan administrator and transfer agent.

International Competition

The life insurance business is highly competitive.  We compete with a large number of stock and mutual life insurance companies internationally and domestically, as well as with financial institutions that offer insurance products.  There are more than 800 life insurance companies in the United States, some of which also provide insurance to foreign residents.

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

Because premiums on our international policies are paid in U.S. Dollars, and we pay claims and benefits in U.S. Dollars, we provide a product that is different from the products offered by foreign-domiciled companies.  We believe our international policies are usually acquired by individuals in the upper middle class in their countries and those with significant net worth and earnings that place them in the upper income brackets of their respective countries.  The policies sold by our foreign competitors are generally offered broadly and are priced using the mortality of the entire population of the geographic region.  Our mortality charges are therefore typically lower, which provides a competitive advantage.  Additionally, the assets backing the reserves for our foreign competitors' policies must be substantially invested in their respective countries and, therefore, are exposed to the inflationary risks and social or economic crises that have been more common in these foreign countries.

Domestic Sales

In 2015, domestic direct premiums comprised approximately 28% of our total direct premiums. The majority of our domestic inforce business results from blocks of business of insurance companies we have acquired over the past 17 years.  Our acquisition transition strategy focuses on the introduction of our cash accumulation ordinary whole life products to independent marketing consultants associated with companies we have acquired, while continuing to service the needs of acquired policyholders.

In the Mountain West, Midwest and the southern United States, we seek to serve middle-income households through the sale of cash accumulation ordinary whole life insurance products.  Our distribution strategy is through independent agents. Over the past few years, new product sales have been modest while existing policies have been running off at a greater pace compressing the block of insurance in force.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Domestic Life Insurance Products

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

Domestic Home Service Insurance

Our domestic Home Service segment operates in this market through our subsidiaries Security Plan Life Insurance Company ("SPLIC"), Magnolia Guaranty Life Insurance Company ("MGLIC") and Security Plan Fire Insurance Company ("SPFIC"), and focuses on the life insurance needs of the middle and lower income markets, primarily in Louisiana, Mississippi and Arkansas.  Our policies are sold and serviced through a home service marketing distribution system of approximately 313 employee-agents who work on a route system and through over 307 funeral homes and independent agents to sell policies, collect premiums and service policyholders.  To a lesser extent, our Home Service segment sells limited-liability, named peril property policies covering dwelling and contents. In 2015, our Home Service segment comprised 24%, or $47.6 million of our total direct premiums.

Home Service Products and Competition

Our home service insurance products consist primarily of small face amount ordinary whole life and pre-need policies, which are designed to fund final expenses for the insured, primarily consisting of funeral and burial costs.  The average life insurance policy face amount issued was approximately $6,700 in 2015; therefore, the underwriting performed on these applications is limited.  Our property coverages are limited to $30,000 maximum coverage on any one dwelling and contents, while content-only coverage and dwelling-only coverage is limited to $20,000. We face competition in Louisiana, Mississippi and Arkansas from other companies specializing in home service distribution of insurance.  We seek to compete based upon our emphasis on personal service to our customers.  We intend to continue premium growth within this segment via direct sales and acquisitions.

Other Non-Insurance Enterprises

Other Non-insurance Enterprises includes Computing Technology, Inc., which provides data processing services to the Company, and Insurance Investors, Inc., which provides aviation transportation to the Company.  This segment also includes the results of Citizens, Inc., the parent Company.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Operations and Technology

Our administrative operations principally serve our life insurance segment and are conducted primarily at our executive offices in Austin, Texas through approximately 122 administrative, operating and underwriting personnel.  Our Home Service operations are conducted to a large degree from our district offices in Louisiana, Arkansas and Mississippi, as well as our service center in Donaldsonville, Louisiana. At our executive offices, we also perform policy design, marketing oversight, underwriting, accounting and reporting, actuarial, customer service, claims processing, administration and investing activities.

We have a single integrated system for our entire Company, which is a centrally-controlled, mainframe-based administrative system.  Functions of our policy administrative system include policy set up, administration, billing and collections, commission calculation, valuation, automated data edits, storage backup, image management and other related functions.  Each company we acquire is ultimately converted onto our administrative system.  This system has been in place for more than 30 years and operated across multiple platforms and operating environments as technological efficiencies evolved.  We update our administrative system on an ongoing basis but it does require programmers experienced in our IT environment.

We are currently reviewing technology options to transition from our legacy administration system to an upgraded, modernized technology platform that will service our needs into the future.

Enterprise Risk Management

The Company has recently established an enterprise risk management function (“ERM”) that is charged with providing analyses of the Company’s risks on an individual and aggregated basis and with ensuring that the Company’s risks remain within its risk appetite and tolerances. The Company's focus on ERM strengthens its risk management culture and discipline. The mission of ERM is to support the Company in achieving its strategic priorities by:

•	Providing a comprehensive view of the risks facing the Company, including risk concentrations and correlations;

•
Helping management define the Company’s overall capacity and appetite for risk by evaluating the risk return profile of the business relative to the Company’s strategic intent and financial underpinning;

•	Assisting management in setting specific risk tolerances and limits that are measurable, actionable, and comply with the Company’s overall risk philosophy;

•	Communicating and monitoring the Company’s risk exposures relative to set limits and recommending, or implementing as appropriate, mitigating strategies; and

•	Providing insight to assist in growing the businesses and achieving optimal risk-adjusted returns within established guidelines.

Enterprise Risk Management Structure and Governance

While it is the job of the CEO and senior management to assess and manage the Company’ risk exposure, the Audit Committee of its Board of Directors is charged with discussing guidelines and policies to govern the process by which ERM is handled. The Audit Committee periodically discusses the Company’s major financial risk exposure and the steps management has taken to monitor and control such exposures.

The categories of risk exposures assessed and managed by senior management include, but are not limited to:

•	Market risk, including credit, interest rate, equity market, and foreign exchange;

•	Liquidity and capital requirements of the Company;

•	Insurance risks, including those arising out of catastrophes and acts of terrorism;

•	International business risks;

•	Legal and regulatory compliance risks;

•	Cybersecurity risk; and

•	Any other risk that poses a material threat to the strategic viability of the Company.

Regulation

Our U.S. insurance operations are subject to a wide variety of laws and regulations.  State insurance laws establish supervisory agencies with broad regulatory authority to regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of each state in which they are licensed.  In addition, U.S. laws, such as the USA Patriot

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Act of 2001, the Foreign Corrupt Practices Act (“FCPA”), the Gramm-Leach-Bliley Act of 1999, the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act ("the Dodd-Frank Act"), are examples of U.S. regulations that affect our business.  We are subject to comprehensive regulations under the USA Patriot Act and the Bank Secrecy Act with respect to money laundering, as well as federal regulations regarding privacy and confidentiality.  Our insurance products and thus our businesses also are affected by U.S. federal, state and local tax laws.  The Dodd-Frank Act focuses on financial reform and may result in significant changes to the regulation of institutions operating in the financial services industry, including the Company.  Legislative or regulatory requirements imposed by or promulgated in connection with this Act may make it more expensive for the Company to conduct its business, may have a material adverse effect on the overall business climate and could materially affect the profitability of the results of operations and financial condition of financial institutions. The Company is uncertain as to all of the impacts this legislation will have and cannot provide assurance it will not adversely affect its results of operations and financial condition.  In general, government regulation at the federal level may increase and may result in unpredictable consequences for the Company.  In addition, other federal laws and regulations apply to us in areas such as pension regulations, privacy, tort reform and taxation.

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

We have never qualified to do business in any foreign country and have never submitted our insurance policies issued to residents of foreign countries for approval by any foreign or domestic insurance regulatory agency.  We sell our policies to residents of foreign countries using foreign independent marketing firms and independent consultants, and we rely on those persons to comply with laws applicable to them in marketing our insurance products in their respective countries. We recently have undertaken a comprehensive compliance review of risks associated with foreign insurance laws and regulations, with assistance from independent outside advisors. We cannot predict the outcome of this review and cannot assure you that any of these laws, regulations, or application of them by foreign regulatory authorities will not have an adverse effect on the marketing efforts of our independent marketing consultants and, in turn, on our revenues and profitability.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Risks Relating to Our Business

The majority of our sales derive from residents of foreign countries and are subject to risks associated with political instability, currency control laws and foreign insurance laws. A significant loss of sales in these foreign markets could have a material adverse effect on our results of operations and financial condition.

The majority of our direct premiums, approximately 72% in 2015, are from foreign countries, primarily those in Latin America and the Pacific Rim.  These sales are made through independent consultants who are located in these foreign countries. Many of these countries have a history of political instability, including regime changes, political uprisings, currency fluctuations and anti-democratic or anti-U.S. policies. There is a risk that political instability in these countries could have a material adverse effect on the ability of people living in these countries to purchase our insurance policies or our ability to sell our policies in those countries through our independent consultants or otherwise. The Company’s future sales and financial results depend upon avoiding significant regulatory interruptions in receiving insurance policy applications and premiums from, and issuing insurance policies to, residents outside of the United States.

Currency control laws or other currency exchange restrictions in foreign countries could materially adversely affect our revenues by imposing restrictions on asset transfers outside of a country where our insureds reside. Difficulties in transferring funds from or converting currencies in certain countries could prevent our insureds in those countries from purchasing or paying premiums on our policies. There can be no assurance that such restrictions will not be imposed and that our revenues, results of operations and financial condition will not be materially adversely affected if they do occur.

We also face risks associated with the application of foreign laws to our sales of policies to residents in foreign countries. Traditionally, we have sought to address risks associated with the potential application of foreign laws to our sales of insurance policies in our foreign markets by, among other things, not locating any of our offices or assets in foreign countries, selling policies only through independent consultants rather than our own employees, requiring that all applications for insurance be submitted

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

to and accepted only in our offices in the U.S., and requiring that policy premiums be paid to us in U.S. Dollars.  Because we consider ourselves to be doing business only in the U.S., we have never sought to qualify to do business in any foreign country and have never submitted the insurance policies that we issue to residents of foreign countries for approval by any foreign or domestic insurance regulatory agency. We have sold our policies to residents of foreign countries using independent consultants and we have relied on those persons to comply with applicable laws in marketing our insurance products.

We recently have undertaken a comprehensive review of risks associated with the potential application of foreign laws to our sales of insurance policies in foreign countries, including laws that might require us to qualify to do business in a foreign country or to submit our policies for approval by a foreign insurance regulatory authority. The application of foreign laws to our sales of insurance policies in foreign countries requires a country-by-country analysis due to the lack of uniformity of regulation in those countries, and the application of the laws of some countries to our sales of insurance policies may be uncertain due to unclear regulations or the absence of legal precedent addressing circumstances similar to ours. While our compliance review is ongoing and we cannot predict its ultimate outcome, preliminary results indicate a risk that the government of a foreign country could determine, under its existing laws, that its residents may not buy life insurance from us unless we become qualified to do business in that country or unless our policies purchased by its residents receive prior approval from its insurance regulators. There also is a risk that foreign regulators may become more aggressive in enforcing any perceived violations of their laws. There is no assurance that, if a foreign country were to deem our sales of policies in that country to require that we qualify to do business in that country or submit our policies for approval by that country’s regulatory authorities, we would be able to, or would conclude that it is advisable to, comply with those requirements.  Any determination by a foreign country that we or our policy sales are subject to regulation under their laws could therefore have a material adverse effect on our ability to sell policies in that country and, in turn, on our revenues and profitability. Ultimately, we may decide to withdraw from or avoid a particular market if we conclude that we are subject to its laws and regulations.

Any disruption to the marketing and sale of our policies to residents of a foreign country, resulting from the action of foreign regulatory authorities or otherwise, could have a material adverse effect on our revenues and profitability.

Our operating results and financial condition may be affected if the liabilities actually incurred differ, or if our estimates of those liabilities change, from the amounts we have reserved for in connection with the noncompliance of a portion of our life insurance policies with Section 7702 of the Internal Revenue Code and the failure of certain annuity contracts to qualify under Section 72(s) of the Internal Revenue Code.

We previously announced that we determined that a portion of the life and annuity insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. To the extent that these policies had unreported income build-up, we may be liable to the IRS for failure to withhold taxes or to notify policyholders of their obligation to pay taxes directly to the IRS. We have undertaken an analysis of our potential liability to the IRS arising from this matter, as well as other expenses we may incur to remediate (i.e., conform to the requirements of the IRS) certain previously issued domestic life insurance and annuity policies and to address any missed reporting for policies issued to non-U.S. citizens and have established a best estimate reserve of $14.6 million, net of tax as of December 31, 2015 for probable liabilities and expenses. We estimate the range of those probable liabilities and expenses to be $9.0 million to $45.5 million, net of tax. This estimated range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operation may be materially adversely affected.

We face financial and capital market risks in our operations.

As an insurance holding company with significant investment exposure, we face material financial and capital markets risk in our operations.  Due to the low interest rate environment in recent years, we experienced significant call activity on our fixed income portfolio that decreased our investment yields compared to prior years.  We also have recorded other-than-temporary impairments in the past several years due to credit related market declines and equity market volatility.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

In particular, at December 31, 2015, fixed maturities represented $995.6 million or 91.5% of our total investments of $1,088.1 million. The fair value of fixed maturities and the related investment income fluctuates depending on general economic and market conditions. The fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us will generally increase or decrease in line with changes in market interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows resulting from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. The impact of value fluctuations affects our consolidated financial statements, as a large portion of our fixed maturities are classified as available-for- sale, with changes in fair value reflected in our stockholders' equity (accumulated other comprehensive income or loss). No similar adjustment is made for liabilities to reflect a change in interest rates. Therefore, interest rate fluctuations and economic conditions could adversely affect our stockholders' equity, total comprehensive income and/or cash flows. Although at December 31, 2015, approximately 97.4% of our fixed maturities were investment grade with 82.5% rated A or above, all of our fixed maturities are subject to credit risk. If any of the issuers of our fixed maturities suffer financial setbacks, the ratings on the fixed maturities could fall (with a concurrent fall in fair value) and, in a worst-case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

Gross unrealized losses on fixed maturity and equity securities may be realized or result in future impairments, resulting in a reduction in our net income.

Fixed maturity and equity securities classified as available-for-sale are reported at fair value.  Unrealized gains and losses on available-for-sale securities are recognized as a component of other comprehensive income (loss) and are, therefore, excluded from our net income.  Our total gross unrealized losses on our available-for-sale securities portfolio at December 31, 2015 were $8.5 million.  The accumulated change in estimated fair value of these securities is recognized in net income when the gain or loss is realized upon sale of the security or in the event that the decline in estimated fair value is determined to be other-than-

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

temporary and an impairment charge to earnings is taken.  Realized losses or impairments may have a material adverse effect on our net income in a particular quarterly or annual period.

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

Unanticipated increases in early policyholder withdrawals or surrenders could negatively impact liquidity.

A primary liquidity concern is the risk of unanticipated or extraordinary early policyholder withdrawals or surrenders. Our insurance policies include provisions, such as surrender charges, that help limit and discourage early withdrawals, and we track and manage liabilities and attempt to align our investment portfolio to maintain sufficient liquidity to support anticipated withdrawal demands. However, early withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, including changes in economic conditions, changes in policyholder behavior or financial needs, changes in relationships with our independent consultants, changes in our claims-paying ability, or increases in surrenders among more mature policies that have been in force for more than fifteen years and are no longer subject to surrender charges. Any of these occurrences could adversely affect our liquidity, profitability and financial condition.

While we own a significant amount of liquid assets, a certain portion of investment assets are relatively illiquid. If we experience unanticipated early withdrawal or surrender activity, we could exhaust all other sources of liquidity and be forced to obtain additional financing or liquidate assets, perhaps on unfavorable terms. The availability of additional financing will depend on a variety of factors, such as market conditions, the availability of credit in general or more specifically in the insurance industry, the strength or weakness of the capital markets, the volume of trading activities, our credit capacity, and the perception of our long- or short-term financial prospects if we incur large realized or unrealized investment losses or if the level of business activity declines due to a market downturn. If we are forced to dispose of assets on unfavorable terms, it could have an adverse effect on our liquidity, results of operations and financial condition.

We may be required to accelerate the amortization of deferred acquisition costs and the costs of customer relationships acquired, which would increase our expenses and adversely affect our results of operations and financial condition.

At December 31, 2015, we had $165.4 million of deferred policy acquisition costs, or DAC.  DAC represents costs that vary with and are primarily related to the successful sale and issuance of our insurance policies and are deferred and amortized over the estimated life of the related insurance policies.  These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material costs and some support costs, such as underwriting and contract and policy issuance expenses.  Under U.S. GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the profit stream.

In addition, when we acquire a block of insurance policies, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies.  This intangible asset, called the cost of customer relationships acquired, or CCRA, represents the actuarially estimated present value of future cash flows from the acquired policies.  At December 31, 2015, we had $21.6 million of CCRA.  We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

Goodwill represents the excess of the amount paid by us to acquire various life insurance companies over the fair value of their net assets at the date of the acquisition.  Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the "reporting unit" level, which is either an operating segment or a business that is one level below the operating segment.  Goodwill is impaired if its carrying value exceeds its implied fair value.  This may occur for various reasons, including changes in actual or expected earnings or cash flows of a reporting unit, generation of earnings by a reporting unit at a lower rate than similar businesses or declines in market prices for publicly traded businesses similar to our reporting units.  If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a current-period expense, which could have a material adverse effect on our results of operations and financial condition.  Goodwill in our consolidated financial statements was $17.3 million as of December 31, 2015.

We are a defendant in lawsuits, which may adversely affect our financial condition and detract from the time our management is able to devote to our business, and we are subject to risks related to litigation and regulatory matters.

From time to time we are, and have been, subject to a variety of legal and regulatory actions and investigations relating to our business operations, including, but not limited to:

•disputes over insurance coverage or claims adjudication;
•regulatory compliance with state laws, including insurance and securities regulations;

•	regulatory compliance with U.S. federal securities laws, tax, anti-money laundering, bank secrecy, anti-bribery, anti-corruption and foreign asset control laws, among others;

•	disputes with our independent marketing firms, independent consultants and employee-agents over compensation, termination of contracts and related claims;
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

A number of U.S. jurisdictions have been investigating life insurer practices for compliance with unclaimed property laws. Highly publicized incidents disclosed the practice by certain companies of using data available on the U.S. Social Security Administration's Death Master File or a similar database in order to avoid paying periodic benefits under annuity contracts, but not using the same data base to determine when death benefits were owed. This asymmetric conduct by certain insurers has led a number of jurisdictions to require life insurers to use this same data to identify instances where amounts under life insurance policies and annuity contracts are payable and to locate and pay beneficiaries under such contracts. The National Conference of Insurance Legislators ("NCOIL") has adopted the Model Unclaimed Life Insurance Benefits Act ("Model Act") and several states have adopted legislation that is substantially similar to the Model Act adopted by NCOIL. The Model Act imposes new requirements on insurers to periodically compare their in force life insurance and annuity policies against the Death Master File, investigate any identified matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the beneficiaries or, if no beneficiary can be located, escheat the policy benefit to the respective state government as unclaimed property. The Model Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, and/or administrative penalties. It is also possible that life insurers may be subject to claims regarding their business practices as a result given the legal uncertainty in this area. However, recent court decisions in West Virginia and Florida have upheld the well-established insurance

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

law principal that life insurance policies are not due and payable until the insurance company receives due proof of death, and have further held an insurance company has no duty to search the Death Master File or other databases to determine whether deaths have occurred that have not been reported to the company.

Despite the fact we have no history of the asymmetric conduct in question, we have received notices from the Louisiana Department of Treasury, the Arkansas Auditor of State and the Texas State Comptroller, indicating they intend to audit Citizens, Inc. and certain of its affiliates for compliance with unclaimed property laws.  The audits may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of abandoned property.  The Company believes additional escheatment of funds in Arkansas or Texas will not be material to our financial condition or results. However, additional escheatment of funds in Louisiana, which may subsequently be deemed abandoned under the Louisiana Department of Treasury’s audit, could be substantial for SPLIC. At this time, the Company is not able to estimate any of these possible amounts.

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

In 2015, we reinsured $516.9 million of face amount of our life insurance policies.  Amounts reinsured in 2015 represented10.4% of the face amount of direct life insurance in force in that year.  Although the cost of reinsurance is, in some cases, reflected in premium rates, under certain reinsurance agreements, the reinsurer may increase the rate it charges us for reinsurance.  If our cost of reinsurance were to increase, we might not be able to recover these increased costs, and our results of operations and financial condition could be materially adversely affected.  See Note 5 to the Company's Consolidated Financial Statements.

Our international and domestic markets face significant competition. If we are unable to compete effectively in our markets, our business, results of operations and profitability may be adversely affected.

Our international marketing plan focuses on making available U.S. Dollar-denominated life insurance products to upper middle income and high net worth, high income individuals residing in more than 30 countries.  New competition could increase the supply of available insurance, which could affect our ability to price our products at attractive profitable rates to us, thereby adversely affecting our revenues, results of operations and financial condition.  Existing barriers to entry in the foreign markets we serve may not be sufficient to impede potential competitors from entering such markets.  In connection with our business with foreign nationals, we experience competition primarily from the following sources, many of which have substantially greater financial, marketing and other resources than we have:

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

In the United States, we compete with more than 800 other life insurance companies of various sizes.  The life insurance business in the United States is highly competitive, in part because it is a mature industry that, in recent years, has experienced little to no growth in life insurance sales.  Many domestic life insurance companies have substantially greater financial resources, longer business histories, larger sales forces and more diversified lines of insurance coverage than we do.  Competition in the United States has also increased recently because the life insurance industry is consolidating, with larger, more efficient organizations emerging from the consolidation.

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

Loss of the services of our senior management team, or the failure to fill key vacancies, could hinder our operations, marketing and business strategy and adversely impact our results of operations, financial condition or prospects.

We rely on our senior executive team comprised of Chairman of the Board and Chief Executive Officer, Rick D. Riley (age 62), President and Chief Corporate Officer, Kay E. Osbourn (age 49), Chief Financial Officer and Treasurer, David S. Jorgensen (age 52) and Chief Legal Officer, Geoffrey M. Kolander (age 40) to develop and execute our operating and marketing plans and strategy for expanding our business.  We anticipate that their expertise will continue to be of substantial value in connection with our business and compliance strategies.  The loss of the services of any of these individuals, or the failure to fill key vacancies such as our Chief Actuary position for an extended period of time, could have a significant adverse effect on our business and prospects.  Due to our historical compensation philosophy that has focused primarily on cash compensation and excluded equity-based incentive compensation, employment agreements, change of control agreements or other compensation components of similar publicly traded companies, we face risk that we may limit our ability to retain and effectively incentivize our key executives and our ability to attract new executive talent in the competitive insurance industry. Further, we do not carry key-man insurance policies on any of their lives.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

We are subject to extensive governmental regulation in the United States, which increases our costs of doing business and could restrict the conduct of our business.

We are subject to extensive regulation and supervision in U.S. jurisdictions where we do business, including state insurance regulations and U.S. federal securities, tax, anti-money laundering, bank secrecy, anti-corruption and foreign asset control laws.  Insurance company regulation is generally designed to protect the interests of policyholders, with substantially lesser protections to shareholders of the regulated insurance companies.  To that end, all the states in which we do business have insurance regulatory agencies with broad legal powers with respect to licensing companies to transact business; mandating capital and surplus requirements; regulating trade and claims practices; approving policy forms; and restricting companies' ability to enter and exit markets.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Risks Relating to Our Capital Stock

If our foreign policyholders reduced or ceased participation in our Stock Investment Plan (the “Plan”) or if a securities regulatory authority were to deem the Plan's operation contrary to securities laws, the volume of Class A common stock purchased on the open market through the Plan, and the price of our Class A common stock, could fall.

More than 98% percent of the shares of Class A common stock purchased under the Plan in 2015 were purchased by foreign holders of life insurance policies (or related brokers); the remaining 2% of the shares of Class A common stock purchased under the Plan in 2015 were purchased by approximately 640 participants resident in the United States. The Plan is registered with the SEC pursuant to a registration statement under the Securities Act of 1933, but is not registered under the laws of any foreign jurisdiction.  If a foreign securities regulatory authority were to determine the offer and sale of our Class A common stock under the Plan were contrary to applicable laws and regulations of its jurisdiction, such authority may issue or assert a fine, penalty or cease and desist order against us in that foreign jurisdiction. There is a risk our Class A common stock price could be negatively impacted by a decrease in participation in the Plan.  If fewer policyholders elect to participate in the Plan, or our international premium collections were to decrease as a result of regulatory, economic, or marketing impediments, the trading volume of our Class A common stock may decline from its present levels, the demand for our Class A common stock could be negatively impacted and the price of our Class A common stock could fall.

Control of our Company, through the ownership of our Class B Common Stock, may transfer from our Founder to a 501(c)(3) charitable foundation established by our Founder, and we cannot determine whether any change in our management, operations, or operating strategies will occur as a result of such an ownership change.

Harold E. Riley, our Founder and Chairman Emeritus, is the beneficial owner of 100% of our Class B common stock, which is held in the name of the Harold E. Riley Trust ("Trust"), of which he serves as Trustee.  Our Class A and Class B common stock are identical in all respects, except the Class B common stock elects a simple majority of the Board and receives one-half of any cash dividends paid, on a per share basis, to the Class A shares.  Therefore, Mr. Riley controls our Company.  The Class A common stock elects the remainder of the Board.  The Trust documents provide that upon Mr. Riley's death, the Class B common stock will be transferred from the Trust to the Harold E. Riley Foundation, a charitable organization established under 501(c)(3) of the Internal Revenue Code (the "Foundation").   The Foundation is organized as a public support charity for the benefit of its charitable beneficiaries, Baylor University and Southwestern Baptist Theological Seminary. The Foundation is governed by 11 trustees, five of which are appointed by its sole member, Harold Riley, three of which are appointed by Baylor University and three of which are appointed by Southwestern Baptist Theological Seminary. The trustees appointed by Harold Riley include himself, Dottie Riley, Rick Riley. In addition, the Trust documents provide that Mr. Riley may at any time transfer the Class B common stock held by the Trust to the Foundation.  It is unclear what, if any, changes would occur to our board, management structure, or corporate operating strategies as a result of different ownership of our Class B common stock.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

There are a substantial number of our shares of Class A common stock issued to our executive officers, directors and management which are eligible for future sale in the public market.  The sale of these shares could cause the market price of our Class A common stock to fall.

There were 49,080,114 shares of our Class A common stock issued and outstanding as of December 31, 2015.  Our executive officers, directors and management owned approximately 3,172,927 shares of our Class A common stock as of December 31, 2015, representing approximately 6.5% of our then outstanding Class A common stock.  Almost all of these shares have been registered for public resale and generally may be sold freely.  In the event of a sale of some or all of these shares or the perceived sale of these shares, the market price of our Class A common stock could fall substantially.

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

Our international markets, and the specific manner in which we conduct our business in those jurisdictions, may be subject to negative publicity in social media or other channels, which may negatively impact the market price of our Class A common stock

We interface with and distribute our products to residents of foreign countries that may be subject to the risks disclosed in our Item 1A. Risk Factor under the heading, “The majority of our sales derive from residents of foreign countries and are subject to risks associated with widespread political instability, currency control laws and foreign insurance laws. A significant loss of sales in these foreign markets could have a material adverse effect on our results of operations and financial condition". Venezuela is one such example. Accordingly, from time to time, bloggers or other social media outlets relevant to investors may focus attention on our exposure to these countries and the negative circumstances surrounding their governments, thereby subjecting us to periodic negative publicity.  Negative publicity on investor blogs or through other media channels could impact trading in our stock and ultimately cause the market price of our Class A common stock to fall.

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

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol CIA.

Quarterly high and low closing prices per share of our Class A common stock as reported by the NYSE are shown below.

	2015		2014
Quarter Ended	High	Low	High	Low
March 31	7.89	6.03	8.49	6.20
June 30	7.97	5.37	7.50	6.04
September 30	7.52	5.96	7.44	6.27
December 31	10.05	7.17	8.41	6.00

Equity Security Holders

The number of stockholders on record on March 7, 2016 was as follows:

•	Class A Common Stock - 98,536

•	Class B Common Stock - 1

We have never paid cash dividends on our Class A or B common stock and do not expect to pay cash dividends in the foreseeable future.  For restrictions on our present and future ability to pay dividends, see Note 6 of the "Notes to Consolidated Financial Statements."

We did not purchase any of our equity securities during any quarter in 2013, 2014 or 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not maintain any equity compensation plans or arrangements.  Thus, we do not have any securities authorized for issuance under these types of plans, nor have we issued any options, warrants or similar instruments to purchase any of our equity securities.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Performance Comparison

The following graph compares the change in the Company’s cumulative total stockholder return on its common stock over a five-year period.  The following graph assumes a $100 investment on December 31, 2010, and reinvestment of all dividends in each of the Company’s common shares, the New York Stock Exchange (“NYSE”) Composite and the Hemscott Group Index, a peer group of major U.S.-based insurance companies.

	2010	2011	2012	2013	2014	2015
Citizens, Inc.	$100.00	130.07	148.32	117.45	102.01	99.73
NYSE Composite	$100.00	96.16	111.53	140.85	150.35	144.21
Peer Group	$100.00	76.57	97.38	148.01	154.18	141.25

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The peer group index weights individual company returns for stock market capitalization. The companies included in the peer group index are shown in the following table.

American Equity Investment Life Holding	Investors Heritage Capital Corp.	Prudential Financial, Inc.
Atlantic American Corp.	Kansas City Life Ins. Co.	Prudential PLC
Aviva PLC	Life Partners Holdings, Inc.	Reins Group of America, Inc.
China Life Ins Co. Limited	Lincoln National Corp.	Symetra Financial Corp.
Citizens, Inc.	Manulife Financial Corp.	The Phoenix Companies, Inc.
Genworth Financial, Inc.	Metlife, Inc.	Torchmark, Corp.
Imperial Holdings, Inc.	National Western Life Ins. Co.	UTG, Inc.
Geneve Financial, Inc.	Primerica, Inc.

Item 6.    SELECTED FINANCIAL DATA

The following table presents selected financial data of the Company.  This should be read in conjunction with Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8.  "Financial Statements and Supplementary Data" of this Form 10-K.

	Years ended December 31,
	2015	2014	2013	2012	2011

	(In thousands, except per share data)
Operating items
Insurance premiums	$194,480	188,532	176,158	169,873	161,395
Net investment income	45,782	41,062	36,597	31,725	30,099
Realized investment gains (losses)	(5,459)	(19)	(247)	196	765
Change in fair value of warrants	—	—	—	451	1,136
Total revenues	236,268	230,225	213,636	202,759	194,156
Net income (loss)	(3,579)	(6,505)	4,793	4,529	8,482
Balance sheet data
Total assets	1,484,040	1,417,555	1,216,280	1,174,948	1,079,512
Total liabilities	1,241,523	1,159,196	970,471	911,840	831,470
Total stockholders' equity	242,517	258,359	245,809	263,108	248,042
Life insurance in force	4,478,202	4,662,660	4,616,128	4,976,157	5,244,200
Per share data
Book value per share	4.84	5.16	4.91	5.25	4.97
Basic and diluted earnings (losses) per Class A share	(0.07)	(0.13)	0.10	0.09	0.17

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

The investment return, or yield, on invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before benefits are paid.  The majority of the Company’s invested assets have been held in fixed maturities available-for-sale and held-to-maturity securities, primarily in asset classes of corporate bonds, municipal bonds, and government obligation bonds. The current and projected low interest rate environment is having a significant impact on the determination of insurance contract liabilities and assets regarding reserves and deferred acquisition costs.

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

In the first quarter of 2015, we determined that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 of the Internal Revenue Code ("IRC") of 1986. As a result, we established a reserve as of December 31, 2014 of $11.4 million for probable liabilities and expenses associated with this tax compliance matter, which amount represented the low end of management’s estimated range of those probable expenses and liabilities of $11.4 million to $40.0 million, net of tax. During 2015, we performed a by-policy calculation and have a best estimate as of December 31, 2015 of $12.6 million, after tax. In addition, we also booked a liability for IRC 72(s) failures related to annuity contracts of $2.5 million as of June 30, 2015. We have updated this liability based upon current information to $2.0 million as of December 31, 2015. These estimates include projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability and expenses, or if our estimates of those liabilities and expenses change in the future, our financial condition and results of operation may be materially adversely affected. In addition, we will incur other expenses related to this issue in 2016, including consulting fees and potential system costs. We are not able to reasonably estimate these amounts as of the reporting date.

Current Financial Highlights

The 2015 financial results are driven by our historical business management model and traditional life insurance product sales. The historically low interest rate environment continues to impact our results and our industry as investment yields are an integral component of our business operations.

•	Our assets remained flat in 2015 and totaled $1.5 billion as of December 31, 2015 and December 31, 2014.

•
Total stockholders' equity decreased from $258.4 million at December 31, 2014, to $242.5 million at December 31, 2015 due primarily to a decrease in net unrealized gains on available-for-sale securities due to higher interest rates in 2015 and net losses from other-than-temporary impairments charges in 2015.

•	Insurance premiums rose 3.2% and 7.0% in 2015 and 2014, respectively, primarily from our life insurance segment, which increased $5.5 million from amounts reported in 2014.

•
Net investment income increased 11.5% and 12.2% for 2015 and 2014, respectively, as rates have risen in 2015 compared to the prior two years.  The average yield on the consolidated investment portfolio has changed from a yield of 4.11% in 2013 up to 4.21% in 2014 and increasing to a yield of 4.38% in 2015 as rates have risen and our new investments have been focused on municipals and corporates.  The increase in the investment asset balances due to premium revenue growth has also contributed to the increase in net investment income.

•
Realized net investment losses resulted from other-than-temporary impairments on investment securities which were recorded totaling $5.4 million and $0.4 million, in 2015 and 2014, respectively, and are reported as realized losses.

•	During 2015, claims and surrenders expense increased 15.5% from the comparable period in 2014, primarily due to an increase in surrender benefits in the life segment compared to the 2014 levels.

•	2015 change in reserves resulted in reserve decreases related to surrender activity, primarily in the life segment and after the fifteenth policy duration.

•
General expense remained at an increased level due to the tax compliance issue noted above relating to product qualification under IRC section 7702 and 72(s) and remediation costs that have been identified, as well as increased consulting costs for actuarial, tax, and legal assistance.

•	We completed the acquisition of MGLIC in the first quarter of 2014 and the related results have been included in our financial results.

Life Insurance.  For over thirty-six years, CICA and its predecessors have accepted policy applications from foreign nationals for U.S. Dollar-denominated ordinary whole life insurance and endowment policies.  We make our insurance products available using third-party marketing organizations and independent marketing consultants.

Endowment product sales have been on the rise and represented approximately 76.1% of new sales in the life segment in 2015.  The Company currently offers a fifteen and twenty year endowment and our top selling endowment is a product that matures at age sixty-five.  We also introduced a new product in 2013 that is an endowment at age eighteen with a payout over four or five years.

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

•
Slow increases in the interest rate environment will limit increases in profit margins for insurers.  We have been impacted by the historically low interest rate environment over the past several years as our fixed income investment portfolio, primarily invested in callable securities, has been reinvested at lower yields.  The Company’s conservative investment strategy has not changed but we have focused new purchases into holding of state, municipalities and essential service issuers compared to our historical investment in U.S. government holdings. Our investment earnings also impact the reserve and Deferred Acquisition Costs (“DAC”) balances, as assumptions are used in the development of the balances.  Due to the recent decline in investment yields on our portfolio, our projection of long-term investment returns has declined.  This has resulted in increasing the reserves on policies issued in the current year, as well as reducing the DAC asset.

•
As an increasing percentage of the world population reaches retirement age, we believe we will benefit from increased demand for living benefit products rather than death products, as customers will require cash accumulation to pay expenses to meet their lifetime income needs.  Our ordinary life products are designed to accumulate cash values to provide for living expenses in a policy owner's later years, while continuously providing a death benefit.

•
We believe there is a trend toward consolidation of domestic life insurance companies, due to significant losses incurred by the life insurance industry as a result of the credit crisis and related economic pressures, as well as increasing costs of regulatory compliance for domestic life insurance companies.  We believe this trend should benefit our acquisition strategy as more complementary acquisition candidates may become available for us to consider.

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

•
While our management has extensive experience in writing life insurance policies for foreign residents, changes to foreign laws and regulations and their related application and enforcement, along with currency controls affecting our foreign resident insureds could adversely impact our revenues, results of operations and financial condition.

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

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Revenues:
Premiums:
Life insurance	$187,686	181,857	169,683
Accident and health insurance	1,599	1,557	1,529
Property insurance	5,195	5,118	4,946
Net investment income	45,782	41,062	36,597
Realized investment losses, net	(5,459)	(19)	(247)
Other income	1,465	650	1,128
Total revenues	$236,268	230,225	213,636

Premium Income.  Premium income derived from life, accident and health, and property insurance sales, increased 3.2% during 2015.  The increase resulted primarily from renewal premiums, which increased 5.1% and 6.5% in the life segment for 2015 and 2014 and totaled $166.4 million, $159.7 million and $150.3 million on the consolidated level in 2015, 2014 and 2013, respectively.  New sales, termed as first year premiums, decreased 2.7%, and increased 13.2%, and 4.0% in the life segment in 2015, 2014 and 2013. The decrease in new sales in the current year occurred in the last quarter of the year and may be related to the change in our marketing leadership from Randall Riley to Rick Riley which happened in October of 2015. Marketing transition takes time but we anticipate that our changes will be positive to the operations overall.

Endowment sales represent a significant portion of new business sales internationally with the 20-year endowment and endowment to age 65 as our top products. In addition, most of our life insurance policies contain a policy loan provision, which allows the policyholder to use cash value within a policy to pay premiums.  The policy loan asset balance increased 11.4% and 10.6% in 2015 and 2014, year over year.

Net Investment Income.  Net investment income increased to $45.8 million in 2015 compared to $41.1 million in 2014, due to an increase in yields from new investments primarily in municipal and corporate issues and as we experienced higher average invested assets as a result of investment of new premium revenue. Our yield on average invested assets increased 16 basis points from 2014 to 2015 and we increased the holdings in higher quality rated securities.

Net investment income performance is summarized as follows.

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except for %)
Net investment income	$45,782	41,062	36,597
Average invested assets, at amortized cost	1,045,736	976,079	891,215
Yield on average invested assets	4.38%	4.21%	4.11%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

We have traditionally invested in fixed maturity securities with a large percent held in callable issues. The sustained low interest rate environment of the past several years is now beginning to rise as noted in the table above.  The interest rate direction is uncertain but if market interest rates begin to rise, our call risk will diminish, resulting in our fixed securities maturing at the stated maturity dates and our portfolio yield will rise more slowly over time, as new money investments would be made at higher rates.

Investment income from fixed maturity securities accounted for approximately 83.4% of total investment income for the year ended December 31, 2015.  We have increased our investment purchases of corporate and municipal securities over the past several years, focusing on utility service sectors in these security categories.  In addition, we currently have $21.5 million invested in equity securities related to bond and stock mutual funds as these securities offer a competitive yield with a shorter duration.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Gross investment income:
Fixed maturity securities	$39,570	36,670	32,604
Equity securities	2,909	1,986	1,839
Mortgage loans	36	42	68
Policy loans	4,614	4,172	3,637
Long-term investments	247	287	229
Other	53	45	64
Total investment income	47,429	43,202	38,441
Less investment expenses	(1,647)	(2,140)	(1,844)
Net investment income	$45,782	41,062	36,597

Investment income from fixed maturity investments increased for the year of 2015 due to a rise in overall bond yields and an increase in the portfolio from new money investment purchases as noted above relative to the fixed maturity portfolio.  In addition, the increase in the policy loans asset balance, which represents policyholders utilizing their accumulated policy cash value, contributed to the increase to investment income.

Realized Losses on Investments. In 2015, we recognized losses related to impairments on two bond mutual funds totaling $2.4 million and impairments on two bond issues totaling $3.0 million related to a utility and energy issuer. In 2014, we sold two equity bond funds which resulted in a realized loss of $0.4 million. The Company sold equity mutual funds in 2013, which were previously impaired, and realized gains of $0.4 million.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Realized investment gains (losses) are as follows.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Realized investment gains (losses):
Sales, calls and maturities
Fixed maturities	$(111)	359	199
Equity securities	37	49	(436)
Other long-term investments	—	—	(10)
Net realized investment gains (losses)	(74)	408	(247)
Other-than-temporary impairments ("OTTI"):
Fixed maturities	(2,998)	—	—
Equity securities	(2,387)	(427)	—
Other long-term investments	—	—	—
Realized losses on OTTI	(5,385)	(427)	—
Net realized investment losses	$(5,459)	(19)	(247)

Benefits and Expenses

	Years Ended December 31,
	2015	2014	2013

	(In thousands)
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	$78,879	68,269	64,427
Increase in future policy benefit reserves	77,929	82,847	74,220
Policyholders' dividends	10,747	10,102	9,470
Total insurance benefits paid or provided	167,555	161,218	148,117
Commissions	43,625	44,021	40,477
Other general expenses	33,143	36,591	26,590
Capitalization of deferred policy acquisition costs	(31,104)	(32,071)	(29,398)
Amortization of deferred policy acquisition costs	23,339	21,064	18,511
Amortization of cost of customer relationships acquired	2,317	2,182	2,408
Total benefits and expenses	$238,875	233,005	206,705

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Claims and Surrenders.  As noted in the table below, claims, benefits and surrenders increased from $68.3 million in 2014 to $78.9 million in 2015.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Death claims	$24,638	22,452	21,723
Surrender expenses	31,682	24,321	21,989
Endowment benefits	16,273	16,534	15,718
Property claims	1,689	1,535	2,010
Accident and health benefits	388	520	425
Other policy benefits	4,209	2,907	2,562
Total claims and surrenders	$78,879	68,269	64,427

•
The Company monitors death claims based upon expectations.  These values may routinely fluctuate from year to year. We did experience several higher value claims in the life segment in the first quarter of 2015.

•
Policy surrenders increased 30.3% in 2015 from 2014 and 10.6% from 2013 to 2014, or 0.7% and 0.5% of direct ordinary whole life insurance inforce for 2015 and 2014, respectively.  The increase in surrender expense is primarily related to our international business and is expected to increase over time due to the aging of this block of business.  A significant portion of surrenders relates to policies that have been in force over fifteen years and no longer have a surrender charge associated with them.  Total direct insurance inforce reported in 2015 was $5.0 billion compared to $4.9 billion in 2014 and $4.7 billion 2013.

•
Endowment benefits decreased slightly in 2015 compared to 2014 amounts. We have a series of international policies that carry an immediate endowment benefit of an amount selected by the policy owner.  These benefits have been popular in the Pacific Rim and Latin America, where the Company has experienced increased interest in our guaranteed products in recent years.  Like policy dividends, annual guaranteed endowments are factored into the premium and, as such, the increase has no impact on expected profitability.  The Company expects these benefits to continue to increase as this block of business increases and persists.

•
Property claims increased 10% to approximately $1.7 million in 2015 compared with the amount reported for 2014 due a slight increase in weather related claims. The Hurricane Issac claims experience in 2013 included $0.5 million of losses within our retention limits.

•	Other policy benefits resulted primarily from interest paid on premium deposits and policy benefit accumulations and increased as these policy liabilities also increased.

Reserves.  The change in future policy benefit reserves has decreased in 2015 by 5.9% primarily due to the high surrenders and increased in 2014 by 11.6% due primarily to the current low interest rate environment necessitating higher reserves for policies issued in the last few years due to lower long term yield projections compared to prior assumptions. In addition, we continue to experience growth in new sales of endowment products, which require higher initial reserve levels, than whole life products. Endowment sales totaled approximately $16.4 million, $16.1 million and $14.3 million in 2015, 2014 and 2013, respectively.

Policyholder Dividends.  Policyholder dividends have risen at a rate corresponding with the growth rate in new international life insurance premiums.  The Company issues long duration participating policies to foreign residents that are expected to pay dividends to policyholders based upon actual experience.  Policyholder dividends are factored into the premiums at the time the product is developed and have no impact expected on profitability.

Commissions.  Commission expense fluctuates in a direct relationship to new and renewal insurance premiums and has decreased 0.9% in 2015 compared to 2014 as first year premium revenues, on which higher commission rates are paid, have decreased.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Other General Expenses.  Total general expenses have decreased significantly on a consolidated basis in 2015 due primarily to the tax compliance issue we recognized in 2014 resulting in $10.2 million additional expense for future liabilities recorded. In 2015, we recorded an additional $3.4 million of expense related to this tax compliance issue. In 2014, we also settled litigation in the amount of $0.2 million which was filed in the aftermath of Hurricane Katrina by the Louisiana Attorney General against all insurers writing homeowner policies in Louisiana.

We perform an expense study on an annual basis, utilizing an enterprise-wide time study, and we adjust cost allocations among entities as needed based upon this review.  Any allocation changes are reflected in the segment operations, but do not impact total expenses.

Deferred Policy Acquisition Costs.  Capitalized deferred policy acquisition costs ("DAC") were $31.1 million, $32.1 million and $29.4 million in 2015, 2014 and 2013.  These costs will vary based upon successful efforts related to newly issued policies and renewal business.  Significantly lower amounts are capitalized related to renewal business in correlation with the lower commissions paid on that business compared to first year business which have higher commission rates.

Amortization of deferred policy acquisition costs is impacted by persistency and may fluctuate from year to year. Amortization in 2015 and 2014 increased as we experienced lower persistency in the life segment. In addition, the prolonged low interest rate environment impacted the assumptions used in the development of the DAC asset for new policies issued.

Federal Income Tax.  Federal income tax expense (benefit) was $1.0 million, $3.7 million and $2.1 million in 2015, 2014 and 2013, respectively, resulting in effective tax rates of (37.3)%, (134.0)% and 30.8%, respectively.  The changes in rates noted are the result of the tax compliance issue we identified in 2014 which impacted our effective tax rate in 2014 negatively by approximately $3.5 million due to approximately $10.0 million of these costs not being deductible for tax. Additionally, the Company set up a tax expense of $2.1 million for an uncertain tax position that is affecting the 2014 tax rate. The Company began purchasing tax-exempt state and local bonds in the second half of 2011 and continued to do so the last several years in the non-insurance companies where the full tax benefit can be realized. Differences between our effective tax rate and the statutory tax rate result from income and expense items that are treated differently for financial reporting and tax purposes.

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

	Years Ended December 31,
	2015			2014
	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued	Amount of Insurance Issued	Number of Policies Issued	Average Policy Face Amount Issued
Life	$372,272,014	6,616	$56,268	$407,384,480	6,568	$62,026
Home Service	185,551,760	27,876	6,656	191,505,610	28,471	6,726

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

These segments are reported in accordance with U.S. GAAP.  The Company evaluates profit and loss performance based on net income before federal income taxes.

	Income (Loss) Before Federal Income Taxes
	Years Ended December 31,
	2015	2014	2013

	(In thousands)
Life Insurance	$(5,420)	(4,907)	2,054
Home Service Insurance	4,378	2,870	6,027
Other Non-Insurance Enterprises	(1,565)	(743)	(1,150)
Total	$(2,607)	(2,780)	6,931

Life Insurance

Our Life Insurance segment primarily issues ordinary whole life insurance and endowment policies in U.S. Dollar-denominated amounts to foreign residents in approximately 30 countries through approximately 1,600 independent marketing consultants, and domestically through over 800 independent marketing firms and consultants throughout the United States.

	Years Ended December 31,
	2015	2014	2013

	(In thousands)
Revenue:
Premiums	$147,832	142,358	132,479
Net investment income	30,206	26,454	22,237
Realized investment losses, net	(3,873)	(182)	(222)
Other income	1,008	504	891
Total revenue	175,173	169,134	155,385
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	55,912	46,021	42,908
Increase in future policy benefit reserves	73,968	77,707	71,100
Policyholders' dividends	10,695	10,045	9,400
Total insurance benefits paid or provided	140,575	133,773	123,408
Commissions	28,336	28,863	26,033
Other general expenses	16,345	19,274	11,326
Capitalization of deferred policy acquisition costs	(25,268)	(26,242)	(23,830)
Amortization of deferred policy acquisition costs	19,964	17,759	15,701
Amortization of cost of customer relationships acquired	641	614	693
Total benefits and expenses	180,593	174,041	153,331
Income (loss) before federal income tax expense	$(5,420)	(4,907)	2,054

Premiums.  Premium revenues increased for 2015 compared to 2014 and 2013, due to higher international renewal premiums, which have experienced strong persistency as this block of insurance ages.  First year premiums decreased in the current year and may be related to the change in our marketing leadership which happened in October of 2015. Marketing transition takes time but we anticipate that our changes will be positive to the operations overall. Sales from Colombia, Ecuador, Taiwan and Venezuela represented the majority of the premium increase.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Life Insurance premium breakout is detailed below.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Premiums:
First year	$21,541	22,142	19,568
Renewal	126,291	120,216	112,911
Total premium	$147,832	142,358	132,479

Endowment sales represent a significant portion of new business sales internationally, as these products continue to exceed our whole life sales in the current markets.  In addition, most of our life insurance policies contain a policy loan provision, which allows the policyholder to use cash value of a policy to pay premiums.  The policy loan asset balance increased 11.4% year over year.

The following table sets forth, by country, our direct premiums from our international life insurance business for the periods indicated. Our international business and premium collections could be impacted by future changes relative to laws, regulations or economic events in the countries from which we accept applications.

	Years ended December 31,
	2015		2014		2013
	(In thousands, except for %)
Country
Venezuela	$31,948	22.4%	$31,175	22.8%	$28,329	22.3%
Colombia	27,589	19.3	27,472	20.1	24,734	19.5
Taiwan	18,031	12.6	16,686	12.2	15,684	12.4
Ecuador	15,527	10.9	15,364	11.2	14,969	11.8
Argentina	9,714	6.8	8,979	6.6	9,343	7.4
Other Non-U.S.	39,775	28.0	37,298	27.1	33,702	26.6
Total	$142,584	100.0%	$136,974	100.0%	$126,761	100.0%

We continue to report strong first year and renewal premiums in our top producing countries as noted above, however this business is dependent on our clients having access to U.S. dollars. Our international business and premium collections could be impacted by future changes relative to laws, regulations or economic events in the countries from which we accept applications as well as, by marketing or operational changes made by the Company. Venezuela is continuing to experience civil unrest due to local demonstrations against crime, corruption and soaring inflation. In addition, there could be law changes in countries that may impact activities of our independent consultants. See "Item 1A. Risk Factors" on pages 7 and 13 for additional information.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The following table sets forth our direct premiums by state from our domestic business for the periods indicated.

	Years ended December 31,
	2015		2014		2013
	(In thousands, except for %)
State
Texas	$2,460	34.2%	$2,630	36.1%	$2,701	34.6%
Indiana	1,372	19.1	1,363	18.7	2,000	25.6
Florida	687	9.5	687	9.4	634	8.1
Missouri	452	6.3	467	6.4	573	7.3
Kentucky	443	6.2	467	6.4	490	6.3
Other States	1,783	24.7	1,678	23.0	1,400	18.1
Total	$7,197	100.0%	$7,292	100.0%	$7,798	100.0%

A number of domestic life insurance companies we acquired had blocks of accident and health insurance policies, which we did not consider to be a core part of our business. We have ceded the majority of our accident and health insurance business to an unaffiliated insurance company under a coinsurance agreement.

Net Investment Income.  Net investment income has increased as the annual yield has increased 17 basis points in this segment from 2014, as discussed in the Consolidated Results of Operations above.

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands, except for %)
Net investment income	$30,206	26,454	22,237
Average invested assets, at amortized cost	684,590	623,498	549,578
Annualized yield on average invested assets	4.41%	4.24%	4.05%

Realized Investment Losses, Net.  In 2015, the Company recognized losses on other-than-temporary impairments totaling $1.9 million related to two bond issuers and $1.9 million on two mutual fund holdings. Realized losses of $0.2 million in 2014 and 2013 were recognized due to the write-down and sale of mutual fund holdings in 2014 and 2013.

Claims and Surrenders. A breakout of claims and surrender benefits is detailed below.

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Death claims	$6,843	5,461	5,627
Surrender expenses	28,767	21,265	19,123
Endowment benefits	16,256	16,506	15,702
Accident and health benefits	325	287	303
Other policy benefits	3,721	2,502	2,153
Total claims and surrenders	$55,912	46,021	42,908

•
Death claims expense increased 25.3% in 2015 compared to 2014 and decreased 3.0% in 2014 compared to 2013. We experienced several higher value claims in the first quarter of this year. Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

•
We noted a significant increase in surrender expense which is primarily related to our international business and is expected to increase over time due to the aging of this block of business.  The majority of policy surrender benefits paid is attributable to our international business and was related to policies that have been in force over fifteen years, where surrender charges are no longer applicable.

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

Increase in Future Policy Benefit Reserves.  Policy benefit reserves in 2015 decreased compared to the same period in 2014, primarily as a result of the higher surrenders and lower new sales as noted above.

Endowment sales totaled approximately $16.4 million, $16.1 million and $14.3 million, representing approximately 76.1%, 72.7% and 73.1% of total new first year premium in 2015, 2014, and 2013, respectively.

Policyholder Dividends.  Policyholder dividends have risen at a rate that corresponds with the growth rate in new international life insurance premiums.  The Company issues long duration participating policies to foreign residents that are expected to pay dividends to policyholders based upon actual experience.  The life company boards approve any dividends on an annual basis and may change the dividend rates as needed for business purposes. Policyholder dividends are factored into the premiums at the time the product is developed and therefore have no impact on expected profitability.

Capitalization and Amortization of Deferred Policy Acquisition Costs.  Capitalized costs decreased, as commission related costs have decreased in the current year compared to 2014.  Amortization of DAC increased in the current year by 12.4% from 2014 as we experienced increased lapse activity in the current year.

Commissions.  Commission expense increase or decrease is directly related to the increase or decrease in premiums.  First year policy premiums pay a higher commission rate than renewal policy premiums.

Other General Expenses.  The expenses are allocated by segment, based upon an annual expense study performed by the Company. The 2015 expenses include an additional $4.4 million of increased costs related to the IRC tax compliance issue for life and annuity insurance remediation expense, as well as, consulting costs expenses related to actuarial, tax and legal services related to tax compliance and business analysis initiatives. In 2014, amounts are higher by $7.9 million as compared to 2013. This increase is due to the estimated remediation costs of $8.3 million associated with the tax compliance issue we identified. In 2013, expenses were up from 2012 amounts due to employee health claims, as we are self-insured, and employee costs associated with temporary employees assisting on operations projects that did not reappear in the current year.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Home Service Insurance

Our Home Service Insurance segment provides pre-need and final expense ordinary life insurance and annuities to middle and lower income individuals primarily in Louisiana, Mississippi and Arkansas.  Our policies in this segment are sold and serviced through funeral homes and a home service marketing distribution system utilizing over 620 employees and independent agents.

	Years Ended December 31,
	2015	2014	2013

	(In thousands)
Revenue:
Premiums	$46,648	46,174	43,679
Net investment income	14,063	13,234	13,075
Realized investment gains (losses), net	(1,586)	116	(19)
Other income	86	29	141
Total revenue	59,211	59,553	56,876
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	22,967	22,248	21,519
Increase in future policy benefit reserves	3,961	5,140	3,120
Policyholders' dividends	52	57	70
Total insurance benefits paid or provided	26,980	27,445	24,709
Commissions	15,289	15,158	14,444
Other general expenses	13,349	15,036	12,739
Capitalization of deferred policy acquisition costs	(5,836)	(5,829)	(5,568)
Amortization of deferred policy acquisition costs	3,375	3,305	2,810
Amortization of cost of customer relationships acquired	1,676	1,568	1,715
Total benefits and expenses	54,833	56,683	50,849
Income before federal income tax expense	$4,378	2,870	6,027

In March of 2014 we completed the acquisition of MGLIC which is a wholly owned subsidiary of SPLIC. MGLIC is licensed in Mississippi and customarily sells policies through independent funeral homes. As part of the conversion process and transitioning policy administration to our computer system, we identified some operational challenges that we are working to improve related to our business processes. The risk profile of this business is higher than the debit based agent collections since the funeral home is the agent and beneficiary to the claims in many cases. We are in the process of incorporating policyholder direct mail and contact within the MGLIC operations to help mitigate risks. We anticipate that our Mississippi clients will experience enhanced support from the affiliated companies and operational benefits.

Premiums.  The premiums in this segment increased slightly in 2015 compared to 2014. Premiums for 2013 do not contain approximately $2.0 million of premiums related to the MGLIC as this acquisition occurred in March of 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The following table sets forth our direct premiums by state for the periods indicated.

	Years ended December 31,
	2015		2014		2013
	(In thousands)
State
Louisiana	$42,537	89.4%	$42,057	89.2%	$41,769	93.2%
Mississippi	2,564	5.4	2,631	5.6	493	1.1
Arkansas	1,585	3.3	1,652	3.5	1,690	3.8
Other States	871	1.9	832	1.7	875	1.9
Total	$47,557	100.0%	$47,172	100.0%	$44,827	100.0%

The increase in Mississippi for 2015 and 2014 is related to the MGLIC acquisition that occurred in 2014 which is domiciled and licensed in Mississippi. Sales are made by independent funeral home agents.

Net Investment Income.  Net investment income has increased as our overall portfolio yield has increased 16 basis points from 2014 yield as discussed in the Consolidated Results of Operations above. MGLIC investment income included 10 months, for the period of ownership during 2014.

Net investment income for our home service insurance segment is summarized as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands, except for %)
Net investment income	$14,063	13,234	13,075
Average invested assets, at amortized cost	300,174	296,355	290,340
Annualized yield on average invested assets	4.68%	4.52%	4.50%

Realized Investment Gains (Losses), Net.  In 2015, the Company recognized losses on other-than-temporary impairments totaling $1.1 million related to two bond issuers and $0.5 million on two mutual fund holdings. In 2014, we recorded net gains of $0.1 million resulting from gains from calls and sales related to bonds of $0.2 million less an OTTI adjustment on mutual funds of $0.1 million. In 2013, we sold two bond mutual fund issues which resulted in a realized loss of $57,000 which was offset by bond gains on calls of $36,000.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Claims and Surrenders.  A breakout of claims and surrender benefits is detailed below.

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Death claims	$17,794	16,991	16,096
Surrender expenses	2,915	3,056	2,866
Endowment benefits	17	28	16
Property claims	1,689	1,535	2,010
Accident and health benefits	63	233	122
Other policy benefits	488	405	409
Total claims and surrenders	$22,966	22,248	21,519

•
Death claims expense was higher in 2014 compared to 2013 primarily from increased claims liability of $0.6 million as part of the remediation costs associated with the tax compliance issue we identified. This claims liability was released in 2015 due to a refined estimate of our tax compliance issue. In addition, there were more reported claims totaling approximately $0.5 million related to MGLIC that are included in the 2014.  Mortality experience is closely monitored by the Company as a key performance indicator and these amounts were within expected levels.

•	Surrender expenses are consistent with expectations for the current economic conditions.

•	Property claims increased in 2015 compared to 2014 related to reported weather claims. The Hurricane Issac claims experience in 2013 included $0.5 million of losses within our retention limits.

Increase in Future Policy Benefit Reserves.  The reserves have increased steadily with the consistent new business pattern. The change in reserves includes estimated reserve changes related to the IRC 7702 tax compliance issue of a decrease of $0.4 million and an increase of $1.4 million in 2015 and 2014, respectively. These reserves decreased in 2015 due to a more refined estimate. Absent the change in reserves related to the IRC tax issue, the change in reserves between the periods was minimal, excluding MGLIC additional reserves, as premiums were relatively flat and lapse experience was comparable for all three periods presented.

Commissions.  The 2014 commission expense, excluding MGLIC amounts of $0.5 million, were comparable for all three periods presented based upon premiums collected.

Other General Expenses.  These expenses are allocated by segment based upon an annual expense study performed by the Company. 2015 expenses include $0.2 million of estimated charges related to IRC 72s failures on annuities and a reduction of $1.1 million for decreased costs related to IRC 7702 life insurance remediation expense. Additionally, cost increased related to consulting costs for actuarial, tax and legal services related to tax compliance. The 2014 amounts are higher by $2.4 million as compared to 2013. This increase is due primarily to the estimated remediation costs of $1.9 million associated with the tax compliance issue we identified. In addition, expenses in 2014 increased as MGLIC related expenses are included in this segment in the current year. In 2013, we also settled litigation in the amount of $0.2 million which was filed in the aftermath of Hurricane Katrina by the Louisiana Attorney General against all insurers writing homeowner policies in Louisiana.

Capitalization and Amortization of Deferred Policy Acquisition Costs ("DAC").  DAC capitalization is directly correlated to fluctuations in first year commissions.  Amortization was relatively level, excluding the MGLIC impact in 2014, as we experienced comparable lapse rates in the three years presented in this segment.  We monitor lapse rates as a key component of our insurance operations.

Other Non-Insurance Enterprises

This segment represents the administrative support entities to the insurance operations whose revenues are primarily intercompany and have been eliminated in consolidation under GAAP, which typically results in a segment loss.

Investments

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

	December 31, 2015		December 31, 2014
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities:
U.S. Treasury and U.S. Government-sponsored enterprises	$35,382	3.0%	$55,246	5.0%
Corporate	237,248	20.3	257,867	23.1
Municipal bonds (2)	719,825	61.5	615,230	55.1
Mortgage-backed (1)	3,015	0.2	3,681	0.3
Foreign governments	131	—	135	—
Total fixed maturity securities	995,601	85.0	932,159	83.5
Short-term investments	251	—	—	—
Cash and cash equivalents	82,827	7.1	50,708	4.5
Other investments:
Policy loans	60,166	5.1	54,032	4.8
Equity securities	23,438	2.0	69,879	6.3
Mortgage loans	594	0.1	628	0.1
Real estate and other long-term investments	8,031	0.7	8,266	0.8
Total cash, cash equivalents and investments	$1,170,908	100.0%	$1,115,672	100.0%

(1) Includes $2.6 million and $3.2 million of U.S. Government agencies and government-sponsored enterprise for the years ended December 31, 2015 and 2014, respectively.
(2) Includes $273.1 million and $272.0 million of securities guaranteed by third parties for the years ended December 31, 2015 and 2014, respectively.

The current year decline in U.S. government-sponsored securities is due to call activity from this sector and reinvestment into fixed maturity corporate and municipal bond categories.  The Company has increased investments in municipals primarily related to Build America taxable bonds, essential services and corporate issuer holdings in the utility sector.

At December 31, 2015, investments in fixed maturity and equity securities were 87.0% of our total cash, cash equivalents and investments.  All of our fixed maturities were classified as either available-for-sale or held-to-maturity securities at December 31, 2015 and 2014.  We had no fixed maturity or equity securities that were classified as trading securities at December 31, 2015 or 2014.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

As previously discussed, our investment portfolios have been impacted significantly by the low interest rate environment over the past several years.  The following table shows investment yields by segment operations as of December 31 for each year presented.

	Business Segment
Year	Life Insurance	Home Service	Consolidated
2015	4.41%	4.68%	4.38%
2014	4.24%	4.52%	4.21%
2013	4.05%	4.50%	4.11%

Yields on investment assets vary between segment operations due to different portfolio mixes and durations in the segments.  The life segment previously invested more in U.S. Government securities, however over the past few years it has invested in municipal and corporate issuers and is now more similar to the home service segment which has had concentrations primarily in the municipal and corporate sectors.

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

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value.

	December 31, 2015		December 31, 2014
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
AAA	$76,026	7.6%	$70,572	6.6%
AA	497,781	50.0	431,779	46.9
A	247,381	24.9	256,626	27.7
BBB	148,656	14.9	141,690	15.1
BB and other	25,757	2.6	31,492	3.7
Totals	$995,601	100.0%	$932,159	100.0%

The Company made new investments in municipals and corporate bonds, primarily public utility issuers.  Non-investment grade securities are the result of downgrades of issuers or securities acquired during acquisitions of companies, as the Company does not purchase below investment grade securities.

As of December 31, 2015, the Company held municipal securities that include third party guarantees.  Detailed below is a presentation by NRSRO rating of our municipal holdings by funding type.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Municipals shown including third party guarantees

	December 31, 2015
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands, except percentages)
AAA	$54,135	51,713	19,688	18,989	—	—	73,823	70,702	10.0%
AA	153,311	149,443	266,357	258,893	20,699	19,873	440,367	428,209	60.6
A	33,790	33,723	135,189	131,840	10,350	9,974	179,329	175,537	24.8
BBB	4,480	4,947	22,602	21,876	565	573	27,647	27,396	3.9
BB and other	3,584	4,309	948	942	—	—	4,532	5,251	0.7
Total	$249,300	244,135	444,784	432,540	31,614	30,420	725,698	707,095	100.0%

Municipals shown excluding third party guarantees

	December 31, 2015
	General Obligation		Special Revenue		Other		Total		% Based on Amortized Cost
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands, except percentages)
AAA	$30,588	30,294	3,410	3,396	—	—	33,998	33,690	4.8%
AA	115,055	111,146	225,742	219,173	17,451	16,628	358,248	346,947	49.1
A	41,363	40,181	136,344	132,363	11,912	11,580	189,619	184,124	26.0
BBB	13,536	13,942	28,631	27,163	—	—	42,167	41,105	5.8
BB and other	48,758	48,571	50,657	50,445	2,251	2,213	101,666	101,229	14.3
Total	$249,300	244,134	444,784	432,540	31,614	30,421	725,698	707,095	100.0%

The Company held investments in special revenue bonds that were greater than 10% of fair value based upon activity as of December 31, 2015, as shown in the table below.

Bond Issue Activity	Fair Value	Amortized cost	% of Total Fair Value
	(In thousands)
Education	$95,567	93,025	13.17%
Utilities	149,481	144,855	20.60%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The tables below represent the Company’s detailed exposure of municipal holdings in Louisiana, Texas and Florida, which comprise the most significant state concentrations of the total municipal portfolio as of December 31, 2015.

	December 31, 2015
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Louisiana securities including third party guarantees
AA	$8,476	8,489	24,007	22,876	—	—	32,483	31,365
A	6,705	6,647	8,482	8,328	—	—	15,187	14,975
BBB	—	—	380	389	—	—	380	389
BB and other	—	—	463	455	—	—	463	455
Total	$15,181	15,136	33,332	32,048	—	—	48,513	47,184
Louisiana securities excluding third party guarantees
AA	$9,075	8,895	22,721	21,920	—	—	31,796	30,815
A	5,611	5,716	6,894	6,665	—	—	12,505	12,381
BBB	—	—	2,558	2,297	—	—	2,558	2,297
BB and other	495	525	1,159	1,166	—	—	1,654	1,691
Total	$15,181	15,136	33,332	32,048	—	—	48,513	47,184

The Company invests in municipal securities of issuers in the state of Louisiana and receives a credit that reduces its premium tax liability in that state.  At December 31, 2015, total holdings of municipal securities in Louisiana represented 6.7% of all municipal holdings based upon fair value.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

 The Company also holds 24.7% of its municipal holdings in Texas issuers.

	December 31, 2015
	General Obligation		Special Revenue		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Texas securities including third party guarantees
AAA	$52,574	50,228	12,788	12,230	65,362	62,458
AA	53,982	52,992	28,393	27,640	82,375	80,632
A	3,366	3,341	17,816	17,207	21,182	20,548
BBB	—	—	9,798	9,261	9,798	9,261
BB and other	555	543	—	—	555	543
Total	$110,477	107,104	68,795	66,338	179,272	173,442

Texas securities excluding third party guarantees
AAA	$30,138	29,850	2,834	2,833	32,972	32,683
AA	56,467	53,960	29,067	27,870	85,534	81,830
A	7,473	7,253	20,356	19,664	27,829	26,917
BBB	1,450	1,369	8,004	7,459	9,454	8,828
BB and other	14,949	14,672	8,534	8,512	23,483	23,184
Total	$110,477	107,104	68,795	66,338	179,272	173,442

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

The Company also holds 11.2% of its municipal holdings in Florida issuers.

	December 31, 2015
	General Obligation		Special Revenue		Other		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(In thousands)
Florida securities including third party guarantees
AAA	$549	526	3,833	3,704	—	—	4,382	4,230
AA	—	—	50,897	49,976	3,248	3,245	54,145	53,221
A	—	—	11,873	11,332	10,350	9,974	22,223	21,306
BB and other	—		485	487	—	—	485	487
Total	$549	526	67,088	65,499	13,598	13,219	81,235	79,244

Florida securities excluding third party guarantees
AA	$549	526	33,430	32,790	—	—	33,979	33,316
A	—	—	29,500	28,624	11,912	11,580	41,412	40,204
BB and other	—	—	4,158	4,085	1,686	1,639	5,844	5,724
Total	$549	526	67,088	65,499	13,598	13,219	81,235	79,244

There were no other states or individual issuer holdings that represented or exceeded 10% of the total municipal portfolio as of December 31, 2015.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

We recorded a write-down in 2015 related to impairments on two bond mutual funds totaling $2.4 million and impairments on two bond issuers totaling $3.0 million related to a utility and energy issuer. In 2014, impairments of $0.4 million were recorded as a result of our OTTI analysis. There were no OTTI impairments recorded during 2013. Based upon our analysis of whether declines in fair value below cost are temporary or other-than-temporary, management believes that our investments in fixed maturity investments at December 31, 2015 were not impaired, and no additional other-than-temporary losses need to be recorded.

Gross unrealized losses on fixed maturities available-for-sale amounted to $7.9 million as of December 31, 2015 and $2.5 million as of December 31, 2014.  This increase in gross unrealized losses was due to an increase in the interest rate environment in 2015.  There were $0.6 million and $0.9 million of gross unrealized losses on equity securities as of December 31, 2015 and 2014.  Information on unrealized gains and losses by category is set forth in our consolidated financial statements, Note 2 - Investments, in the "Notes to the Consolidated Financial Statements."

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

We believe we have established appropriate reinsurance coverage based upon our net retained insured liabilities compared to our surplus.

The effect of reinsurance on premiums is as follows.

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Direct premiums	$197,337	191,438	179,386
Reinsurance assumed	353	421	188
Reinsurance ceded	(3,210)	(3,327)	(3,416)
Net premiums	$194,480	188,532	176,158

Our insurance subsidiaries monitor the solvency of their reinsurers in seeking to minimize the risk of loss in the event of default by a reinsurer.  The primary reinsurers of our insurance subsidiaries are large, well-capitalized entities.

The effect of reinsurance on life insurance in force is as follows.

	For the Years Ended December 31,
	2015	2014	2013
	(In millions)
Direct written life insurance inforce	$4,958	4,911	4,732
Reinsurance assumed	37	269	352
Reinsurance ceded	(517)	(517)	(468)
Net life insurance inforce	$4,478	4,663	4,616

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

SPFIC has first and second event catastrophe reinsurance coverage of $10.0 million per event and a retention level of $500,000 per event.  Thus, the first $500,000 of incurred claims and any claims in excess of $10.0 million are SPFIC's responsibility.  The reinsurance premium for first event catastrophe reinsurance was $873,000, $967,000 and $1,107,000 in 2015, 2014 and 2013, respectively.

Liquidity and Capital Resources

Liquidity refers to a company's ability to generate sufficient cash flows to meet the needs of its operations.  Liquidity is managed on insurance operations to ensure stable and reliable sources of cash flows to meet obligations and is provided by a variety of sources.

Our liquidity requirements are met primarily by funds provided from operations.  Premium deposits and revenues, investment income and investment maturities are the primary sources of funds, while investment purchases, policy benefits, and operating expenses are the primary uses of funds.  We historically have not had to liquidate investments to provide cash flow, and there were no liquidity issues in 2015 or 2014.  Our investments consist of 67.6% of marketable debt securities and 2.2% of equity securities classified as available-for-sale that could be readily converted to cash for liquidity needs.

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

Cash flows from our insurance operations historically have been sufficient to meet current needs.  Cash flows from operating activities were $87.2 million, $97.9 million and $81.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.  We have traditionally also had significant cash flows from both scheduled and unscheduled fixed maturity security calls, maturities, redemptions, and prepayments, which totaled $95.6 million, $71.4 million and $92.7 million in 2015, 2014 and 2013.  These cash flows, for the most part, are reinvested in fixed income securities.  Net cash outflows from investment activity totaled $58.0 million, $104.0 million and $84.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The outflows from investing activities for the year ended December 31, 2015, primarily related to the investment of excess cash and cash equivalents generated from operations during 2015.  The Company's cash flows from financing activities were $3.0 million in 2015, $2.1 million in 2014 and $1.7 million in 2013.

See "Parent Company Liquidity and Capital Resources" below for a discussion of additional Parent Company liquidity.

In 2015, we determined that a portion of the life insurance and annuity policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 and 72(s) of the Internal Revenue Code ("IRC") of 1986. As a result, we have established a liability reserve of $14.6 million, net of tax for probable liabilities and expenses associated with this tax compliance matter, which represents management’s estimate and we have disclosed an estimated range related to probable liabilities and expenses of $9.0 million to $45.5 million, net of tax. This estimate and range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses.

This tax compliance issue impacts our policyholders and their tax liabilities relative to these products that fail 7702 and 72(s) for those that will not be remediated. The exposure related to future sales or products in force is unknown at this time. Policyholders

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

could decide to surrender their policies due to this issue which would subsequently result in higher cash outflows due to an increase in surrender activity.

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

At December 31, 2015, all of our insurance subsidiaries were above the required minimum RBC levels.

In 2013, CICA contributed 50,000 shares of Citizens, Inc. Class A common stock to CNLIC as a capital contribution due to minimum capital and surplus considerations.  The contributed shares had a fair market contributed value of and $0.4 million.  These shares were subsequently purchased by Citizens, Inc., the ultimate parent, for $0.4 million cash in 2013.

Contractual Obligations and Off-balance Sheet Arrangements

We have committed to the following contractual obligations as of December 31, 2015, with the payments due by the period indicated below:

Contractual Obligation	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Operating leases	$551	337	203	11	—
Future policy benefit reserves:
Life insurance	995,972	364	2,046	19,196	974,366
Annuities	64,933	31,784	14,246	6,142	12,761
Accident and health	1,118	1,118	—	—	—
Total future policy benefit reserves	1,062,023	33,266	16,292	25,338	987,127
Policy claims payable:
Life insurance	8,949	8,949	—	—	—
Accident and health	234	234	—	—	—
Casualty	470	470	—	—	—
Total policy claims payable	9,653	9,653	—	—	—
Total contractual obligations	$1,072,227	43,256	16,495	25,349	987,127

The payments related to the future policy benefits and policy claims payable reflected in the table above have been projected utilizing assumptions based upon our historical experience and anticipated future experience.

The Company does not have off-balance sheet arrangements at December 31, 2015 and, therefore, does not expect any future effects on the Company's financial condition related to any such arrangements.  We do not utilize special purpose entities as investment vehicles, nor are there any such entities in which we have an investment that engages in speculative activities of any nature, and we do not use such investments to hedge our investment positions.

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

As of December 31, 2015, Citizens had fixed maturities available for sale of $54.2 million and cash of $15.8 million, which represents additional liquidity for future acquisitions, liquidity support for the life insurance companies and for general corporate purposes.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Management considers an accounting estimate to be critical if: (1) it requires assumptions to be made that were uncertain at the time the estimate was made; and (2) changes in the estimate, or different estimates that could have been selected, could have a material effect on our consolidated results of operations or financial condition.  While we believe that our estimates, assumptions and judgments are reasonable, they are based on information presently available.  Actual results may differ significantly.  Additionally, changes in our assumptions, estimates or assessments as a result of unforeseen events or otherwise could have a material impact on our financial position or results of operations.

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

We continue to use the original assumptions (including a provision for the risk of adverse deviation) in subsequent periods to determine the changes in the liability for future policy benefits (the "lock-in concept”) unless a premium deficiency exists.  Management monitors these assumptions and has determined that a premium deficiency did not exist as of December 31, 2015.  Management believes that our policy liabilities and increase in future policy benefit reserves as of the years ended December 31, 2015, 2014 and 2013 are based upon assumptions, including a provision for the risk of adverse deviation, that do not warrant revision.

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

Inherent in the capitalization and amortization of deferred policy acquisition costs are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization.  Approximately 94.0% of our capitalized deferred acquisition costs are attributed to first year excess commissions.  The remaining 6.0% are attributed to costs that vary with and are directly related to the successful acquisition of new insurance business.  Those costs generally include costs related to the production, underwriting and issuance of new business.

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next 30 years.  The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions.  The two methods using reasonable assumptions illustrate an early-deferred policy acquisition recoverability period.  The two methods utilizing pessimistic assumptions still support early recoverability of our aggregate deferred policy acquisition costs.  Management believes that our deferred policy acquisition costs and related amortization for the years ended December 31, 2015, 2014 and 2013 limits the amount of deferred costs to its estimated realizable value.  This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less benefit and expense portion of premium) for the next thirty years.  The CCRA is then evaluated utilizing reasonable assumptions.  Management believes our CCRA and related amortization is recoverable for the years ended December 31, 2015, 2014 and 2013.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

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

The goodwill impairment test follows a multi-step process as defined under current accounting guidance.  An initial review may be performed whereby the assessment is based upon qualitative factors before performing the first test step. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess.

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

Contingencies

An estimated loss from a contingency is accrued and charged to results of operations only if both of the following conditions are met:

1.
Information available prior to the issuance of the financial statements indicates that it is probable (virtual certainty is not required) that an asset has been impaired or a liability incurred as of the date of the financial statements; and

2.	The amount of the loss can be reasonably estimated.

Reasonable estimation of a possible loss does not require estimating a single amount of the loss. It requires that a loss be accrued if it can be estimated within a range. If an amount within the range is a better estimate than any other amount within the range, that amount is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued.

A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We do not allow the recognition of a gain contingency prior to settlement of the underlying event. If we were to have a gain contingency, we would disclose it in the notes to the financial statements.

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

The following table summarizes net unrealized gains and losses as of the dates indicated.

	December 31, 2015			December 31, 2014
	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)	Amortized Cost	Fair Value	Net Unrealized Gains (Losses)
	(In thousands)
Fixed maturities, available-for-sale	$714,137	735,648	21,511	667,966	707,227	39,261
Fixed maturities, held-to-maturity	259,953	264,966	5,013	224,932	232,891	7,959
Total fixed maturities	$974,090	1,000,614	26,524	892,898	940,118	47,220
Total equity securities	$23,727	23,438	(289)	68,787	69,879	1,092

Market Risk Related to Interest Rates

Our exposure to interest rate changes results from our significant holdings of fixed maturity investments, policy loans and mortgage loans on real estate, all of which comprised over 90.2% of our cash and investment portfolio as of December 31, 2015.  These investments are mainly exposed to changes in U.S. Treasury rates.  Our fixed maturities investments include U.S. Government-sponsored enterprises, U.S. Government bonds, securities issued by government agencies, state and municipal bonds, and corporate bonds.  Approximately 72.5% of the fixed maturities we owned at market value on December 31, 2015 are state and political subdivisions which are primarily municipal holdings. These holdings are diversified over several states.

Changes in interest rates typically have a sizable effect on the fair value of our debt and equities securities. The interest rate of the ten-year U.S. Treasury bond increased to 2.27% during the year ended 2015, from 2.17% at December 31, 2014. Net unrealized gains on fixed maturity securities totaled $26.5 million at December 31, 2015, compared to $47.2 million at December 31, 2014.

To manage interest risk, we perform periodic projections of asset and liability cash flows to evaluate the potential sensitivity of our investments and liabilities.  We assess interest rate sensitivity on an annual basis with respect to our fixed maturities investments using hypothetical test scenarios that assume either upward or downward shifts in the prevailing interest rates.  The Company performed an analysis of fair value changes using assumed 100 basis point upward shifts in interest rates, noting that the fair value of our fixed maturity investment portfolio of $1.0 billion would decrease approximately $50.2 million to a fair value of $950.4 million upon a 100 basis point increase.  The following table shows the effects on the fair values of our fixed maturity investments based upon these scenarios.

	Fair Values of Fixed Maturity Investments Changes in Interest Rates in Basis Points
	0	+100	+200	+300
	(In thousands)
Assumed fair value	$1,000,614	950,419	902,563	851,694

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

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

There are no fixed maturities or other investments that we classify as trading instruments.  Approximately 73.5% of fixed maturities were held in available-for-sale and 26.5% in held-to-maturity based upon fair value at December 31, 2015.  At December 31, 2015 and 2014, we had no investments in derivative instruments, subprime loans or CDOs (collateralized debt obligations).

Market Risk Related to Equity Prices

Changes in the level or volatility of equity prices affect the value of equity securities we hold as investments.  Our equity investments portfolio represented 2.2% of our total investments at December 31, 2015, with 91.9% invested in diversified equity and bond mutual funds.

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

(a) Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure, among other things, material information relating to our Company, including its consolidated subsidiaries, is made known to our officers who certify our financial reports and to the other members of our senior management and the Board of Directors.

Our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based upon an evaluation at the end of the period, the Chief Executive Officer and Chief Financial Officer concluded that, in light of the material weakness described below, our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

(b) Management Report on Internal Control over Financial Reporting

Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Management assessed internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Framework ("COSO").  Based on that assessment, management has concluded that our internal control over financial reporting as of December 31, 2015 was not effective due to the material weakness described below.

As of December 31, 2015, we became aware of an ineffective management review control as it pertains to our tax review of external tax experts’ complex documentation. Specifically, this documentation included the tax rollforward schedule that reconciles deferred taxes, uncertain tax position computations, life/non-life qualification tests and overall income tax expense recorded in the financial statements of the Company, all of which had some added complexity due to our IRC 7702 and 72(s) tax compliance issues. Although there is increased complexity of the tax documentation, management is responsible for the accuracy of the financial statements. Because of this ineffective management review control, there was a reasonable possibility that the Company’s annual financial statements would have been filed containing a material misstatement. Management concludes there is a material weakness in this management review control. Management has begun documenting its remediation steps and strategy.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting.  The report is included in item 9A(c) of this annual report.

(c) Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Citizens, Inc. and subsidiaries:
We have audited Citizens, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Citizens, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a material weakness related to management’s review of the income tax

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

provision and related current payable and deferred income tax balances. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated March 24, 2016, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Citizens, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

/s/ Ernst & Young LLP

San Antonio, Texas
March 24, 2016

(d) Changes in Internal Control over Financial Reporting

As previously discussed, as of December 31, 2015, management detected an ineffective management review control as it pertains to our tax review of external tax experts’ complex documentation. This has resulted in a change in internal control over financial reporting during the current period. The Company did not have adequately designed and documented management review controls over the third party prepared tax documentation. Specifically, the management review controls did not adequately address management’s expectations, criteria for investigation, and the level of precision used in the performance of the review controls, resulting in a material weakness in internal controls over financial reporting. Management has begun documenting its remediation steps and strategy.

As reported as of December 31, 2014, management became aware of an ineffective executive management review control as it pertains to our actuarial function that was relied upon by management. Due to the nature of the failure, management believed this was an entity level control failure related to personnel competency and a lack of appropriate sensitivity and precision in executive management’s review of the actuarial function.

The material weakness related to the sensitivity and precision of management’s review control over the actuarial function is assessed by management to have been fully remediated as of December 31, 2015.

Remediation of the material weakness identified deficiency related to personnel competency in the actuarial function is assessed by management to be ongoing as of December 31, 2015. However, in consideration of the changes and enhancements made to actuarial staff and support and the effective entity level controls, management does not believe that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis related to this deficiency. Therefore management assesses the identified deficiency related to personnel competency in the actuarial function as a significant deficiency, which is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

There were no other changes in the Company’s internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Item 9B.   OTHER INFORMATION

None

PART III

Items 10, 11, 12, 13 and 14 of this Report incorporate by reference the information in our definitive proxy material under the headings "Election of Directors and Executive Officers," "Executive Officer and Director Compensation," "Stock and Principal Stockholders," "Control of the Company," and "Principal Accounting Fees and Services," to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Citizens, Inc.:
We have audited the accompanying consolidated balance sheets of Citizens, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 24, 2016 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas
March 24, 2016

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position December 31, (In thousands)

Assets	2015	2014
Investments:
Fixed maturities available-for-sale, at fair value (cost: $714,137 and $667,966 in 2015 and 2014, respectively)	$735,648	707,227
Fixed maturities held-to-maturity, at amortized cost (fair value: $264,966 and $232,891 in 2015 and 2014, respectively)	259,953	224,932
Equity securities available-for-sale, at fair value (cost: $23,727 and $68,787 in 2015 and 2014, respectively)	23,438	69,879
Mortgage loans on real estate	594	628
Policy loans	60,166	54,032
Real estate held for investment (less $1,721 and $1,575 accumulated depreciation in 2015 and 2014, respectively)	7,956	8,131
Other long-term investments	75	135
Short-term investments	251	—
Total investments	1,088,081	1,064,964
Cash and cash equivalents	82,827	50,708
Accrued investment income	15,406	13,457
Reinsurance recoverable	4,166	4,425
Deferred policy acquisition costs	165,362	157,468
Cost of customer relationships acquired	21,585	23,542
Goodwill	17,255	17,255
Other intangible assets	971	976
Deferred tax asset	68,764	66,269
Property and equipment, net	6,338	6,352
Due premiums, net (less $1,490 and $1,364 allowance for doubtful accounts in 2015 and 2014, respectively)	11,819	10,777
Prepaid expenses	162	301
Other assets	1,304	1,061
Total assets	$1,484,040	1,417,555

See accompanying notes to consolidated financial statements.	(Continued)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Financial Position December 31, (In thousands, except share amounts)

Liabilities and Stockholders' Equity	2015	2014
Liabilities:
Policy liabilities:
Future policy benefit reserves:
Life insurance	$995,972	920,149
Annuities	64,933	59,727
Accident and health	1,118	1,216
Dividend accumulations	18,465	15,974
Premiums paid in advance	43,220	39,712
Policy claims payable	9,653	9,560
Other policyholders' funds	7,518	7,551
Total policy liabilities	1,140,879	1,053,889
Commissions payable	2,757	3,284
Current federal income tax payable	71,225	78,818
Payable for securities in process of settlement	2,457	—
Other liabilities	24,205	23,205
Total liabilities	1,241,523	1,159,196
Commitments and contingencies (Notes 5 and 8)
Stockholders' equity:
Common stock:
Class A, no par value, 100,000,000 shares authorized 52,215,852 shares issued and outstanding 2015 and 2014, including shares in treasury of 3,135,738 in 2015 and 2014	259,383	259,383
Class B, no par value, 2,000,000 shares authorized, 1,001,714 shares issued and outstanding in 2015 and 2014	3,184	3,184
Accumulated deficit	(22,626)	(19,047)
Accumulated other comprehensive income:
Unrealized gains on securities, net of tax	13,587	25,850
Treasury stock, at cost	(11,011)	(11,011)
Total stockholders' equity	242,517	258,359
Total liabilities and stockholders' equity	$1,484,040	1,417,555

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) For the Years ended December 31, (In thousands, except share amounts)

	2015		2014		2013
Revenues:
Premiums:
Life insurance		$187,686		181,857		169,683
Accident and health insurance		1,599		1,557		1,529
Property insurance		5,195		5,118		4,946
Net investment income		45,782		41,062		36,597
Realized investment losses, net		(5,459)		(19)		(247)
Other income		1,465		650		1,128
Total revenues		236,268		230,225		213,636
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders		78,879		68,269		64,427
Increase in future policy benefit reserves		77,929		82,847		74,220
Policyholders' dividends		10,747		10,102		9,470
Total insurance benefits paid or provided		167,555		161,218		148,117
Commissions		43,625		44,021		40,477
Other general expenses		33,143		36,591		26,590
Capitalization of deferred policy acquisition costs		(31,104)		(32,071)		(29,398)
Amortization of deferred policy acquisition costs		23,339		21,064		18,511
Amortization of cost of customer relationships acquired		2,317		2,182		2,408
Total benefits and expenses		238,875		233,005		206,705
Income (loss) before federal income tax expense		(2,607)		(2,780)		6,931
Federal income tax expense (benefit)		972		3,725		2,138
Net income (loss)		(3,579)		(6,505)		4,793
Per Share Amounts:
Basic and diluted earnings (losses) per share of Class A common stock	$(0.07)		(0.13)		0.10
Basic and diluted earnings (losses) per share of Class B common stock	(0.04)		(0.07)		0.05
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period		(24,217)		29,328		(34,183)
Reclassification adjustment for (gains) losses included in net income		5,415		20		227
Unrealized gains (losses) on available-for-sale securities, net		(18,802)		29,348		(33,956)
Income tax expense (benefit) on unrealized gains (losses) on available-for-sale securities		(6,539)		10,293		(11,864)
Other comprehensive income (loss)		(12,263)		19,055		(22,092)
Comprehensive income (loss)		$(15,842)		12,550		(17,299)

See accompanying notes to consolidated financial statements

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2015, 2014, 2013
(In thousands)

	Common Stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total Stockholders' equity
	Class A	Class B
Balance at January 1, 2013	$259,383	3,184	(17,335)	28,887	(11,011)	263,108
Comprehensive loss:
Net income	—	—	4,793	—	—	4,793
Unrealized investment losses, net	—	—	—	(22,092)	—	(22,092)
Total comprehensive loss	—	—	4,793	(22,092)	—	(17,299)
Balance at December 31, 2013	259,383	3,184	(12,542)	6,795	(11,011)	245,809
Comprehensive income:
Net loss	—	—	(6,505)	—	—	(6,505)
Unrealized investment gains, net	—	—	—	19,055	—	19,055
Total comprehensive income	—	—	(6,505)	19,055	—	12,550
Balance at December 31, 2014	259,383	3,184	(19,047)	25,850	(11,011)	258,359
Comprehensive loss:
Net loss	—	—	(3,579)	—	—	(3,579)
Unrealized investment losses, net	—	—	—	(12,263)	—	(12,263)
Total comprehensive loss	—	—	(3,579)	(12,263)	—	(15,842)
Balance at December 31, 2015	$259,383	3,184	(22,626)	13,587	(11,011)	242,517

Consolidated Statements of Stockholders' Equity, Continued For the Years Ended December 31, 2015, 2014, 2013 (In thousands)

A summary of the number of shares of common stock of Class A, Class B and treasury stock issued is as follows:

	Common Stock		Treasury
	Class A	Class B	Stock
Balance at January 1, 2013	52,216	1,002	(3,136)
Warrants exercised	—	—	—
Balance at December 31, 2013	52,216	1,002	(3,136)
Warrants exercised	—	—	—
Balance at December 31, 2014	52,216	1,002	(3,136)
Warrants exercised	—	—	—
Balance at December 31, 2015	52,216	1,002	(3,136)

See accompanying notes to consolidated financial statements.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows For the Years Ended December 31, (In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(3,579)	(6,505)	4,793
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized losses on investments and other assets	5,459	19	247
Net deferred policy acquisition costs	(7,765)	(11,007)	(10,887)
Amortization of cost of customer relationships acquired	2,317	2,182	2,408
Depreciation	779	1,116	1,257
Amortization of premiums and discounts on investments	12,021	9,738	8,916
Deferred federal income tax benefit	4,043	(79,175)	(3,733)
Change in:
Accrued investment income	(1,949)	(1,110)	(1,947)
Reinsurance recoverable	259	(31)	5,257
Due premiums	(1,042)	432	(682)
Future policy benefit reserves	77,770	82,767	69,933
Other policyholders' liabilities	6,059	8,840	3,820
Federal income tax payable	(7,593)	78,207	860
Commissions payable and other liabilities	473	13,003	732
Other, net	(99)	(542)	440
Net cash provided by operating activities	87,153	97,934	81,414
Cash flows from investing activities:
Sale of fixed maturities, available-for-sale	—	3,074	316
Maturities and calls of fixed maturities, available-for-sale	75,231	50,405	54,273
Maturities and calls of fixed maturities, held-to-maturity	20,395	20,991	38,413
Purchase of fixed maturities, available-for-sale	(134,126)	(128,906)	(105,827)
Purchase of fixed maturities, held-to-maturity	(55,360)	(18,032)	(75,365)
Sale of equity securities, available-for-sale	43,163	15,029	5,996
Calls of equity securities, available-for-sale	150	200	500
Purchase of equity securities, available-for-sale	(602)	(36,297)	—
Principal payments on mortgage loans	34	43	838
Increase in policy loans, net	(6,134)	(5,164)	(5,875)
Sale of other long-term investments	60	2	2
Purchase of other long-term investments	—	(4)	(86)
Purchase of property and equipment	(590)	(481)	(393)
Maturity of short-term investments	—	—	2,872
Purchase of short-term investments	(255)	—	(531)
Cash used in acquisition, net	—	(4,810)	—
Net cash used in investing activities	(58,034)	(103,950)	(84,867)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows For the Years Ended December 31, Continued (In thousands)

	2015	2014	2013

Cash flows from financing activities:
Annuity deposits	8,103	7,243	6,296
Annuity withdrawals	(5,103)	(5,112)	(4,549)
Net cash provided by financing activities	3,000	2,131	1,747
Net increase (decrease) in cash and cash equivalents	32,119	(3,885)	(1,706)
Cash and cash equivalents at beginning of year	50,708	54,593	56,299
Cash and cash equivalents at end of year	$82,827	50,708	54,593
Supplemental Disclosure of Operating Activities:
Cash paid during the year for income taxes	$4,522	4,670	5,011

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

We provide primarily life insurance and endowments, as well as a small amount of health insurance policies, through four of our subsidiaries - CICA, SPLIC, MGLIC and CNLIC.  CICA and CNLIC issue ordinary whole-life policies, burial insurance, pre-need policies, and accident and health related policies throughout the Midwest and southern United States.  CICA also issues ordinary whole-life and endowment policies to non-U.S. residents.  SPLIC and MGLIC offer final expense and industrial life insurance in Louisiana, Arkansas and Mississippi, and SPFIC, a wholly-owned subsidiary of SPLIC, writes a limited amount of property insurance in Louisiana.

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

Unrealized gain (loss) of equity securities and fixed maturities held as available-for-sale is shown as a separate component of stockholders' equity, net of tax, and is a separate component of comprehensive income.

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

The Company had cash equivalents, fixed maturities and equity securities with an aggregate fair value of 10.2 million and $10.3 million at December 31, 2015 and 2014, respectively, on deposit with various state regulatory authorities to fulfill statutory requirements.

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

Deferred Policy Acquisition Costs

Acquisition costs, consisting of commissions and policy issuance, underwriting and agent convention expenses that are primarily related to and vary with the successful production of new and renewal business have been deferred.  These deferred amounts, referred to as deferred policy acquisition costs ("DAC"), are recorded as an asset on the balance sheet and amortized to income in a systematic manner, based on related contract revenues or gross profits as appropriate.

Traditional life insurance and accident and health insurance acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing future policy benefit liabilities.  For universal life type contracts and investment contracts that include significant surrender charges or that yield significant revenues from sources other than the investment contract holders' funds, the deferred contract acquisition cost amortization is matched to the recognition of gross profit.  The effect on the DAC asset that would result from realization of unrealized gains or losses is recognized with an offset to accumulated other comprehensive income in consolidated stockholders' equity.  If an internal replacement of insurance or investment contract modification

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

substantially changes a contract as defined in current accounting guidance, then the DAC is written off immediately through income and any new deferrable costs associated with the new replacement are deferred.  If a contract modification does not substantially change the contract, the DAC amortization on the original contract will continue and any acquisition costs associated with the related modification are immediately expensed.

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

Inherent in the capitalization and amortization of deferred policy acquisition costs are certain management judgments about what acquisition costs are deferred, the ending asset balance and the annual amortization.  Approximately 94% of our capitalized deferred acquisition costs are attributed to first year and renewal excess commissions.  The remaining 6% are attributed to costs that vary with and are directly related to the successful acquisition of new insurance business.  Those costs generally include costs related to the production, underwriting and issuance of new business.

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less the benefit and expense portion of premium) for the next 30 years.  The available premium per policy and the deferred policy acquisition costs per policy are then calculated. The deferred policy acquisition costs are then evaluated over two methods utilizing reasonable assumptions and two other methods using pessimistic assumptions.  Management believes that our deferred policy acquisition costs and related amortization for the years ended December 31, 2015, 2014 and 2013 limits the amount of deferred costs to its estimated realizable value.  This belief is based upon the analysis performed on capitalized expenses that vary with and are primarily related to the acquisition of new and renewal insurance business, utilization of the factor method and annual recoverability testing.

The components of deferred acquisition costs from year to year are summarized as follows:

	For the Years Ended December 31,
	2015	2014	2013

	(In thousands)
Balance at beginning of period	$157,468	146,691	135,569
Capitalized	31,104	32,071	29,398
Amortized	(23,339)	(21,064)	(18,511)
Effects of unrealized (gains) losses	129	(230)	235
Balance at end of period	$165,362	157,468	146,691

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

A recoverability test that considers, among other things, actual experience and projected future experience is performed at least annually.  These annual recoverability tests initially calculate the available premium (gross premium less the benefit and expense portion of premium) for the next thirty years.  The CCRA is then evaluated utilizing reasonable assumptions.  Management believes that our CCRA and related amortization is recoverable for the years ended

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

December 31, 2015, 2014 and 2013.  This belief is based upon the analysis performed on estimated future results of the block and our annual recoverability testing.

Cost of customer relationships acquired relative to purchased blocks of insurance is summarized as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of period	$23,542	23,374	25,116
Acquisitions	—	2,762	—
Amortization	(2,317)	(2,182)	(2,408)
Change in effects of unrealized (gains) losses on CCRA	360	(412)	666
Balance at end of period	$21,585	23,542	23,374

Estimated amortization of cost of customer relationship acquired in each of the next five years and thereafter is as follows.  Actual future amortization will differ from these estimates due to variances from estimated future withdrawal assumptions.

Amount
(In thousands)
Year:
2016	$1,894
2017	1,676
2018	1,531
2019	1,401
2020	1,284
Thereafter	14,251
22,037
Effects of unrealized (gains) losses on CCRA	(452)
Total	$21,585

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

Management's determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, the level of the Company's Class A common stock price and assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.

As of December 31, 2015, the Company had goodwill of $12.6 million allocated to the Life Insurance segment and $4.6 million allocated to the Home Service Insurance segment.  The Company completes its annual goodwill assessment for the individual reporting units within the Life Insurance segment and Home Service Insurance segment as of December 31 each year.  There was no impairment of goodwill in 2015, 2014 or 2013.

Goodwill is summarized as follows:

Net Amount
(In thousands)
Balance at January 1, 2013 and 2014	$17,255
Acquisition	—
Adjustments	—
Balance at December 31, 2015	$17,255

Participating Policies

At December 31, 2015 and 2014, participating business approximated 61.3% and 60.7% of direct life insurance in force, respectively.

Future policy benefits on participating policies are estimated based on net level premium reserves for death and endowment policy benefits with interest rates ranging from 3.0% to 9.0%, and the cash surrender values described in such contracts.  The scaling rate used for the 2015 portfolio ranged between 4.12% for 1 years and then going up to 4.53%

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

over 20 years and remaining there for the duration.  Earnings and dividends on participating policies are allocated based on policies in force.

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

The following table sets forth the computation of basic and diluted earnings per share.

	Years Ended December 31,
	2015	2014	2013

	(In thousands, except per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$(3,579)	(6,505)	4,793
Net income (loss) allocated to Class A common stock	$(3,543)	(6,439)	4,745
Net income (loss) allocated to Class B common stock	(36)	(66)	48
Net income (loss)	$(3,579)	(6,505)	4,793
Denominator:
Weighted average shares of Class A outstanding - basic and diluted	49,080	49,080	49,080
Weighted average shares of Class B outstanding - basic and diluted	1,002	1,002	1,002
Total weighted average shares outstanding - basic and diluted	50,082	50,082	50,082
Basic and diluted earnings (losses) per share of Class A common stock	$(0.07)	(0.13)	0.10
Basic and diluted earnings (losses) per share of Class B common stock	(0.04)	(0.07)	0.05

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

The following is a summary of property and equipment.

	For the Years Ended December 31,
	2015	2014
	(In thousands)
Property and equipment:
Home office, land and buildings	$9,970	9,853
Furniture and equipment	2,531	2,504
Electronic data processing equipment and computer software	5,244	4,588
Automobiles and marine assets	293	368
Airplane	3,356	3,345
Total property and equipment	21,394	20,658
Accumulated depreciation	(15,056)	(14,306)
Balance at end of period	$6,338	6,352

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

Contingencies

An estimated loss from a contingency is accrued and charged to results of operations only if both of the following conditions are met:

1.
Information available prior to the issuance of the financial statements indicates that it is probable (virtual certainty is not required) that an asset has been impaired or a liability incurred as of the date of the financial statements; and

2.	The amount of the loss can be reasonably estimated.

Reasonable estimation of a possible loss does not require estimating a single amount of the loss. It requires that a loss be accrued if it can be estimated within a range. If an amount within the range is a better estimate than any other amount within the range, that amount is accrued. If no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued.

A gain contingency is an uncertain situation that will be resolved in the future, possibly resulting in a gain. We do not allow the recognition of a gain contingency prior to settlement of the underlying event. If we were to have a gain contingency, we would disclose it in the notes to the financial statements.

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

Accounting Pronouncements and Regulatory Reform

Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

Health Care Reform

The Affordable Care Act was passed by the U.S. Congress in 2010.  The Company has considered its medical and dental plans provided for employees and agents.  While the Company will incur additional costs associated with the implementation of this Act, it does not believe these costs or ongoing costs associated with this Act will have a material impact to the consolidated financial statements.  The Company does not provide a separate prescription drug plan to its retirees.  In addition, the Company does not sell any medical insurance or prescription drug coverage.  The Company will continue to assess the information contained in this Act as additional guidance becomes available and as additional implications are understood or clarified.

Financial Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”) includes a provision to establish a Federal Insurance Office with the primary purpose of collecting information to better understand insurance issues at the federal level and to monitor the extent to which traditional underserved communities and consumers, minorities and low and moderate income persons have access to affordable insurance products.  The Dodd-Frank Act also contains provisions affecting financial institutions, credit rating agencies and other commercial and consumer businesses.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 2: Investments

The Company invests primarily in fixed maturity securities, which totaled 85.0% of total investments and cash and cash equivalents at December 31, 2015.  Holdings in high quality fixed maturity securities rated A or higher by Standard & Poor's, Inc. totaled 82.5% of investment holdings in this category, reflecting the conservative investment philosophy of the Company.

	December 31, 2015		December 31, 2014
	Carrying Value	% of Total Carrying Value	Carrying Value	% of Total Carrying Value
	(In thousands)		(In thousands)
Fixed maturity securities	$995,601	85.0	$932,159	83.6
Equity securities	23,438	2.0	69,879	6.3
Mortgage loans	594	0.1	628	0.1
Policy loans	60,166	5.1	54,032	4.8
Real estate and other long-term investments	8,031	0.7	8,266	0.7
Short-term investments	251	—	—	—
Cash and cash equivalents	82,827	7.1	50,708	4.5
Total cash, cash equivalents and investments	$1,170,908	100.0	$1,115,672	100.0

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The cost, gross unrealized gains and losses and fair value of investments in fixed maturities and equity securities, as of December 31, 2015 and 2014, are as follows.

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$9,995	2,597	—	12,592
U.S. Government-sponsored enterprises	19,676	1,104	—	20,780
States and political subdivisions	470,319	15,815	3,085	483,049
Foreign governments	104	27	—	131
Corporate	211,245	9,683	4,847	216,081
Commercial mortgage-backed	140	5	—	145
Residential mortgage-backed	2,658	214	2	2,870
Total available-for-sale securities	714,137	29,445	7,934	735,648
Held-to-maturity securities:
U.S. Government-sponsored enterprises	2,010	110	—	2,120
States and political subdivisions	236,776	6,756	883	242,649
Corporate	21,167	530	1,500	20,197
Total held-to-maturity securities	259,953	7,396	2,383	264,966
Total fixed maturity securities	$974,090	36,841	10,317	1,000,614
Equity securities:
Stock mutual funds	$3,270	—	237	3,033
Bond mutual funds	18,798	55	349	18,504
Common stock	65	—	22	43
Preferred stock	1,594	266	2	1,858
Total equity securities	$23,727	321	610	23,438

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturities:
Available-for-sale securities:
U.S. Treasury securities	$10,056	2,924	—	12,980
U.S. Government-sponsored enterprises	38,312	1,937	—	40,249
States and political subdivisions	404,657	19,146	1,448	422,355
Foreign governments	104	31	—	135
Corporate	211,410	17,441	1,024	227,827
Commercial mortgage-backed	223	8	—	231
Residential mortgage-backed	3,204	249	3	3,450
Total available-for-sale securities	667,966	41,736	2,475	707,227
Held-to-maturity securities:
U.S. Government-sponsored enterprises	2,017	178	—	2,195
States and political subdivisions	192,875	7,782	388	200,269
Corporate	30,040	947	560	30,427
Total held-to-maturity securities	224,932	8,907	948	232,891
Total fixed maturity securities	$892,898	50,643	3,423	940,118
Equity securities:
Stock mutual funds	$16,005	1,657	66	17,596
Bond mutual funds	50,976	60	796	50,240
Common stock	65	—	14	51
Preferred stock	1,741	253	2	1,992
Total equity securities	$68,787	1,970	878	69,879

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

For investments of available-for-sale fixed maturities that have unrealized losses as of December 31, 2015, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows.

	December 31, 2015
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$136,862	1,474	129	12,633	1,611	12	149,495	3,085	141
Corporate	70,081	4,330	69	3,308	516	3	73,389	4,846	72
Residential mortgage-backed	57	1	2	133	2	3	190	3	5
Total available-for-sale securities	207,000	5,805	200	16,074	2,129	18	223,074	7,934	218
Held-to-maturity securities:
States and political subdivisions	$74,628	774	59	2,404	110	5	77,032	884	64
Corporate	4,585	641	4	2,160	858	2	6,745	1,499	6
Total held-to-maturity securities	79,213	1,415	63	4,564	968	7	83,777	2,383	70
Total fixed maturities	$286,213	7,220	263	20,638	3,097	25	306,851	10,317	288
Equity securities:
Stock mutual funds	$3,030	237	4	2	—	1	3,032	237	5
Bond mutual funds	10,158	318	2	108	31	1	10,266	349	3
Preferred stocks	101	1	1	1	1	1	102	2	2
Common stocks	22	1	2	21	21	2	43	22	4
Total equities	$13,311	557	9	132	53	5	13,443	610	14

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

We monitor all debt and equity securities on an on-going basis relative to changes in credit ratings, market prices, earnings trends and financial performance, in addition to specific region or industry reviews. Our impairment review, in accordance with current guidance, is performed by the Company at each reporting date and management uses its best judgment to decide if impairment is other-than-temporary.  We determine other-than-temporary impairment by reviewing relevant evidence related to the specific security issuer, as well as our intent to sell the security or whether we more likely than not will be required to sell the security before its anticipated recovery.  All securities with a market price below par were segregated and reviewed as of December 31, 2015 based upon the items above for impairment.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

For investments of available-for-sale fixed maturities and equity securities that have unrealized losses as of December 31, 2014, the cost, gross unrealized losses that have been in a continuous unrealized loss position for less than 12 months, gross unrealized losses that have been in a continuous unrealized loss position for 12 months or longer and fair value are as follows.

	December 31, 2014
	Less than 12 months			Greater than 12 months			Total
	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
	(In thousands, except for # of securities)
Fixed maturities:
Available-for-sale securities:
States and political subdivisions	$43,776	318	47	33,716	1,130	24	77,492	1,448	71
Corporate	26,671	780	24	2,530	244	2	29,201	1,024	26
Residential mortgage-backed	159	2	5	33	1	1	192	3	6
Total available-for-sale securities	70,606	1,100	76	36,279	1,375	27	106,885	2,475	103
Held-to-maturity securities:
States and political subdivisions	$21,233	74	16	15,429	314	21	36,662	388	37
Corporate	3,866	285	4	2,746	275	2	6,612	560	6
Total held-to-maturity securities	25,099	359	20	18,175	589	23	43,274	948	43
Total fixed maturities	$95,705	1,459	96	54,454	1,964	50	150,159	3,423	146
Equity securities:
Stock mutual funds	$5,224	66	4	—	—	—	5,224	66	4
Bond mutual funds	26,228	796	4	—	—	—	26,228	796	4
Preferred stocks	234	2	4	—	—	—	234	2	4
Common stocks	46	1	2	4	13	9	50	14	11
Total equities	$31,732	865	14	4	13	9	31,736	878	23

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The amortized cost and fair value of fixed maturities at December 31, 2015 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date have been reflected based upon the final stated maturity.

	Cost or Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Due in one year or less	$29,996	30,382
Due after one year through five years	126,518	129,004
Due after five years through ten years	99,265	103,056
Due after ten years	458,358	473,206
Total available-for-sale securities	714,137	735,648
Held-to-maturity securities:
Due in one year or less	10,373	10,443
Due after one year through five years	35,781	37,446
Due after five years through ten years	48,051	49,087
Due after ten years	165,748	167,990
Total held-to-maturity securities	259,953	264,966
Total fixed maturities	$974,090	1,000,614

The Company had no investments in any one entity which exceeded 10% of stockholders' equity at December 31, 2015.  In addition, there were no investments that were non-income producing for the year ended December 31, 2015.

Major categories of net investment income are summarized as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Investment income on:
Fixed maturities	$39,570	36,670	32,604
Equity securities	2,909	1,986	1,839
Mortgage loans on real estate	36	42	68
Policy loans	4,614	4,172	3,637
Long-term investments	247	287	229
Other	53	45	64
Total investment income	47,429	43,202	38,441
Investment expenses	(1,647)	(2,140)	(1,844)
Net investment income	$45,782	41,062	36,597

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Proceeds and gross realized gains and losses from sales of fixed maturities available-for-sale for 2015, 2014 and 2013 are summarized as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Proceeds	$—	3,074	316
Gross realized gains	$—	235	7
Gross realized losses	$—	—	1

In 2015, there were no sales of fixed maturities available-for-sale. In 2014, two bonds were sold for a gain related to the non-insurance subsidiaries holdings. There were no securities sold from the held-to-maturity portfolio in 2015, 2014 or 2013.

Proceeds and gross realized gains and losses from sales of equity securities for 2015, 2014 and 2013 are summarized as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Proceeds	$43,163	15,029	5,996
Gross realized gains	$634	118	—
Gross realized losses	$599	169	428

In 2015, the Company sold six equity and bond mutual funds, some of which had been previously impaired, that resulted in a net gain of $35,000 due to regulatory accounting considerations. All mutual funds are considered common stocks for regulatory accounting purposes and the RBC charge for stocks is extremely high. In 2014 three equity and bond mutual funds were sold that resulted in a net loss of $51,000 due to circumstances that arose based upon the current environment and due to the fact that they were shorter duration funds. During 2013 two equity mutual funds were sold resulting in a net loss of $0.4 million, for tax planning purposes.

Realized investment gains (losses) are as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Realized investment gains (losses):
Sales, calls and maturities:
Fixed maturities	$(111)	359	199
Equity securities	37	49	(436)
Other long-term investments	—	—	(10)
Net realized gains (losses)	(74)	408	(247)
Other-than-temporary impairments ("OTTI")
Fixed maturities	(2,998)	—	—
Equity securities	(2,387)	(427)	—
Realized loss on OTTI	(5,385)	(427)	—
Net realized investment gains (losses)	$(5,459)	(19)	(247)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

We recorded OTTI write-downs in 2015 of $5.4 million related to two equity bond mutual funds and two bond issuers due to credit quality issues that arose in the current year.

The Company had realized losses of $111,000 from calls of fixed maturities in 2015.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table sets forth our assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2015
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,592	20,780	—	33,372
States and political subdivisions	—	483,049	—	483,049
Corporate	—	216,081	—	216,081
Commercial mortgage-backed	—	—	145	145
Residential mortgage-backed	—	2,870	—	2,870
Foreign governments	—	131	—	131
Total fixed maturities	12,592	722,911	145	735,648
Equity securities:
Stock mutual funds	3,033	—	—	3,033
Bond mutual funds	18,504	—	—	18,504
Common stock	43	—	—	43
Preferred stock	1,858	—	—	1,858
Total equity securities	23,438	—	—	23,438
Total financial assets	$36,030	722,911	145	759,086

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2014
Available-for-sale investments	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Financial assets:
Fixed maturities:
U.S. Treasury and U.S. Government-sponsored enterprises	$12,980	40,249	—	53,229
States and political subdivisions	—	422,355	—	422,355
Corporate	—	227,827	—	227,827
Commercial mortgage-backed	—	—	231	231
Residential mortgage-backed	—	3,450	—	3,450
Foreign governments	—	135	—	135
Total fixed maturities	12,980	694,016	231	707,227
Equity securities:
Stock mutual funds	17,596	—	—	17,596
Bond mutual funds	50,240	—	—	50,240
Common stock	51	—	—	51
Preferred stock	1,992	—	—	1,992
Total equity securities	69,879	—	—	69,879
Total financial assets	$82,859	694,016	231	777,106

Financial Instruments Valuation

Fixed maturity securities, available-for-sale.  At December 31, 2015, the fixed maturities, valued using a third-party pricing source, totaled $722.9 million for Level 2 assets and comprised 95.2% of total reported fair value.  Fair values for Level 3 assets are based upon unadjusted broker quotes that are non-binding.  The Level 1 and Level 2 valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models, other third party pricing services, and back tested to recent trades.  In addition, we obtain information relative to the third party pricing models and review model parameters for reasonableness.  For the period ended December 31, 2015, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

There were no transfers made between level 1 and 2 securities at December 31, 2015 or 2014.

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

	December 31,
	2015	2014
	(In thousands)
Beginning Balance at January 1,	$231	309
Total realized and unrealized gains (losses)
Included in net income	—	—
Included in other comprehensive income	(2)	(1)
Principal paydowns	(84)	(77)
Transfer in and (out) of Level 3	—	—
Ending Balance at December 31,	$145	231

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

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
Financial assets:
Fixed maturities, held-to-maturity	$259,953	264,966	224,932	232,891
Mortgage loans	594	617	628	652
Policy loans	60,166	60,166	54,032	54,032
Short-term investments	251	251	—	—
Cash and cash equivalents	82,827	82,827	50,708	50,708
Financial liabilities:
Annuities - investment contracts	$47,222	46,905	42,837	37,978

Fair values for fixed income securities, which are characterized as Level 2 assets in the fair value hierarchy, are based on quoted market prices for the same or similar securities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other assumptions, including the discount rate and estimates of future cash flows.

Mortgage loans are secured principally by residential properties and commercial properties.  Weighted average interest rates for these loans were approximately 6.2% and 6.3% per year, as of December 31, 2015 and 2014, respectively, with maturities ranging from 2 to 26 years.  Management estimated the fair value using an annual interest rate of 6.25% at December 31, 2015 and 2014. Our mortgage loans are considered Level 3 assets in the fair value hierarchy.

Policy loans have a weighted average annual interest rate of 7.7% as of December 31, 2015 and 2014, respectively, and have no specified maturity dates.  The aggregate fair value of policy loans approximates the carrying value reflected on

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

the consolidated balance sheet.  These loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves.  Policy loans are an integral part of the life insurance policies that we have in force and cannot be valued separately and are not marketable. Therefore, the fair value approximates the carrying value and policy loans are considered Level 3 assets in the fair value hierarchy.

The fair value of short-term investments approximate carrying value due to their short-term nature. Our short-term investments are considered Level 2 assets in the fair value hierarchy.

The fair value of cash and cash equivalents approximate carrying value and are characterized as Level 1 assets in the fair value hierarchy.

The fair value of the Company's liabilities under annuity contract policies, which are considered Level 3 assets, was estimated at December 31, 2015 using discounted cash flows based upon a swap rate curve with interest rates ranging from 0.60% to 3.02% based upon swap rates adjusted for various risk adjustments. The fair value of liabilities under all insurance contracts are taken into consideration in the overall management of interest rate risk, which seeks to minimize exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Note 4: Policy Liabilities

Various assumptions used to determine the future policy benefit reserves of life insurance include the following:  a) valuation interest rates from 2.5% to 6.75% per year; b) mortality assumptions are from the 1955 to 1960, 1965 to 1970, 1975 to 1980 and 2001 Select and Ultimate mortality tables; and c) withdrawals are based primarily on actual historical termination rates.

The following table presents information on changes in the liability for life, accident and health and property policy and contract claims for the years ended December 31, 2015, 2014 and 2013.

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Policy claims payable at January 1	$9,560	9,488	11,015
Less: reinsurance recoverable	950	686	1,188
Net balance at January 1	8,610	8,802	9,827
Acquisition of MGLIC	—	40	—
Add claims incurred, related to:
Current year	26,911	24,541	24,575
Prior years	(197)	(33)	(417)
	26,714	24,508	24,158
Deduct claims paid, related to:
Current year	19,584	17,691	17,443
Prior years	6,630	7,049	7,740
	26,214	24,740	25,183
Net balance December 31	9,110	8,610	8,802
Plus: reinsurance recoverable	543	950	686
Policy claims payable, December 31	$9,653	9,560	9,488

The Company experienced favorable development in 2015 of $197,000. No unusual claims or trends have been noted.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The Company experienced favorable development in 2014 of $624,000 which was primarily related to SPLIC. IRC Section 7702 remediation claims costs added $591,000 to the prior years claims incurred making it look less favorable than actual experience. The favorable development in 2013 of $417,000 primarily related to CICA.

Note 5: Reinsurance

In the normal course of business, the Company reinsures portions of certain policies that we underwrite to limit disproportionate risks.  During 2015 and 2014, we retained varying amounts of individual insurance up to a maximum retention of $100,000 on any life.  The Company also reinsures 100% of our accidental death benefit rider coverage.  Catastrophe reinsurance is in place for our property policies.  In 2015 and 2014, this reinsurance provided $10,000,000 of coverage above a $500,000 deductible.  Our health insurance policies are substantially all reinsured on a 100% coinsurance basis.  We remain contingently liable to the extent that the reinsuring companies cannot meet their obligations under these reinsurance treaties.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  We obtain reinsurance from multiple reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. The ratings by A.M. Best Company range from B+ (Good) to A+ (Superior).  To protect our position, we have established and funded a trust to cover the contingent liabilities related to accident and health reinsurance ceded to Unified Life Insurance Company, which represents $50,000 of the $4.2 million of reinsurance recoverable at December 31, 2015.

Assumed and ceded life reinsurance activity as of December 31, 2015 and 2014 is summarized as follows:

	At December 31,
	2015	2014
	(In thousands)
Aggregate assumed life insurance in force	$36,766	268,641
Aggregate ceded life insurance in force	$(516,933)	(516,643)
Net life insurance in force	$4,478,202	4,662,660

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The Company's reinsurance recoveries on ceded reinsurance were $4.2 million in 2015 and $4.4 million in 2014.  Premiums, claims and surrenders assumed and ceded for all lines of business for these years are summarized as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Premiums from short-duration contracts:
Direct	$7,223	7,209	7,129
Assumed	—	—	—
Ceded	(873)	(967)	(1,107)
Net premiums earned	6,350	6,242	6,022
Premiums from long-duration contracts:
Direct	190,114	184,229	172,257
Assumed	353	421	188
Ceded	(2,337)	(2,360)	(2,309)
Net premiums earned	188,130	182,290	170,136
Total premiums earned	$194,480	188,532	176,158
Claims and surrenders assumed	$414	466	232
Claims and surrenders ceded	$(1,013)	(1,108)	(424)

SPFIC has catastrophe reinsurance that covers the first event in excess of a $500,000 deductible up to $10.0 million.  In consideration for a reinstatement premium, second event coverage is provided in excess of a $500,000 deductible up to $10.0 million.  The annual premium was approximately $0.9 million in 2015, $1.0 million in 2014 and $1.1 million in 2013.

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

	For the Years Ended December 31,
	2015	2014
Combined Statutory Stockholders' Equity	(In thousands)

Life insurance operations	$87,242	97,662
Property insurance operations	6,462	5,853
Total statutory equity	$93,704	103,515

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	For the Years Ended December 31,
	2015	2014	2013
Combined Statutory Net Income (Loss)	(In thousands)

Life insurance operations	$(7,972)	(5,821)	4,584
Property insurance operations	607	749	(41)
Total statutory net income (loss)	$(7,365)	(5,072)	4,543

Generally, the net assets of the insurance subsidiaries available for transfer to their immediate parent are limited to the greater of the subsidiary net gain from operations during the preceding year or 10% of the subsidiary net statutory surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities.  Under these practices, total surplus at December 31, 2015 was $31.9 million and net loss from operations was $(1.2) million for CICA.  Based upon statutory net gain from operations and surplus of CICA as of and for the year ended December 31, 2015, a dividend of approximately $3.2 million could be paid to the Company without prior regulatory approval in 2016.  Payments of dividends in excess of such amounts would generally require approval by regulatory authorities.

CICA, CNLIC, SPLIC, MGLIC and SPFIC have calculated their risk based capital ("RBC") in accordance with the National Association of Insurance Commissioners' Model Rule and the RBC rules as adopted by their respective states of domicile. All insurance subsidiaries exceeded RBC minimum levels at December 31, 2015.

Note 7: Commitments and Contingencies

Qualification of Life Products

As of December 31, 2014, we determined that a portion of the life insurance policies issued by our subsidiary insurance companies failed to qualify for the favorable U.S. federal income tax treatment afforded by Sections 7702 of the Internal Revenue Code ("IRC") of 1986. This tax code section allows for qualifying products sold to clients to have favorable tax treatment such as the products inside build up is not taxable. By identifying certain products that we have sold with the intention of this favorable tax treatment but in fact they do not qualify under the IRC rules, our policyholders and CICA may now be subject to additional tax liabilities. The policies at issue were sold most substantially to non-U.S. citizens residing abroad and to a lesser extent domestically. Based upon a review of the options available to the Company we have determined we will not remediate our endowments and endowment-like products under IRC 7702 we have sold to non-U.S. citizens. We do intend to remediate the domestic products we have sold to U.S. citizens. In addition, as part of our continuing review we determined in July of 2015 certain annuity contracts do not contain qualifying language under IRC 72(s) as intended that would have provided for favorable tax treatment of the annuities. This issue affects both our domestic and international contract holders. The Company has continued to refine the understanding of the tax failures as previously reported by preparing an individual policy calculation and has reflected the related exposure for the current reporting period as noted below. Failure of these policies to qualify under IRC Sections 7702 and 72(s) has resulted in additional liabilities and expenses as described below. The products have been and continue to be appropriately reported under U.S. GAAP for financial reporting.

The failure of these policies to qualify under Sections 7702 and 72(s) results in an estimated liability as of December 31, 2015 of $14.6 million, after tax, related to projected IRS toll charges and fees of $13.4 million as well as claims liability for past claims and reserves increases to bring policies into compliance totaling $1.2 million. The range of financial estimates relative to this issue is $9.0 million to $45.5 million, after tax. This estimated range includes projected toll charges and fees payable to the IRS, as well as estimated increased payout obligations to current and former holders of non-compliant domestic life insurance policies expected to result from remediation of those policies. The amount of our liabilities and expenses depends on a number of uncertainties, including the number of prior tax years for which we may be liable to the IRS, the number of domestic life insurance policies we will be required to remediate, and the methodology applicable to the calculation of taxable benefits under non-compliant policies. Given the range of potential outcomes and the significant variables assumed in establishing our estimates, actual amounts incurred may exceed our reserve and also could exceed the high end of our estimated range of liabilities and expenses. To the extent the amount reserved by the Company is insufficient to meet the actual amount of our liability and expenses, or if our estimates of those liabilities

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

and expenses change in the future, our financial condition and results of operation may be materially adversely affected. Management believes that based upon current information we have recorded the best estimate liability to date.

Accruals for loss contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The process of determining our best estimate and the estimated range was a complex undertaking including insight from external consultants and involved management’s judgment based upon a variety of factors known at the time. In addition, we have recorded expenses of $2.0 million in 2015 and it is reasonably possible that we may incur additional costs associated with these issues in 2016 related to potential system remediation and consulting costs. We believe these costs could be $0.5 million to $1.5 million but due to the uncertainty of actions we cannot reasonably estimate these costs with any reliability. Actual amounts incurred may exceed this estimate and will be recorded as they become probable and can be reasonably estimated.

Litigation

In 2007 and in the aftermath of Hurricane Katrina, the Attorney General for the State of Louisiana filed suit against SPFIC and every other homeowner insurer doing business in the State of Louisiana, on behalf of the State of Louisiana and certain Road Home fund recipients.  On July 18, 2013, a full and final settlement was reached between SPFIC and the State of Louisiana resolving all claims against SPFIC in the Road Home matter for approximately $183,000. This amount did not have a material impact on the consolidated financial statements.

From time to time we are subject to legal and regulatory actions relating to our business. We defend all claims vigorously.  As a result, we incur defense costs, including attorneys' fees, other direct litigation costs and the expenditure of management time that otherwise would be devoted to our business. If we suffer an adverse judgment as a result of litigation claims, it could have a material adverse effect on our business, results of operations and financial condition

Compliance

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

The external audit may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, interest, and changes to the Company's procedures for the identification and escheatment of abandoned property.  The Company believes additional escheatment of funds in Arkansas or Texas will not be material to our financial condition or results of operations. However, additional escheatment of funds in Louisiana, which may subsequently be deemed abandoned under the Louisiana Department of Treasury’s audit, could be substantial for SPLIC if the Louisiana Department of Treasury chooses to disregard recent unclaimed property litigation in favor of the insurance industry. At this time, the Company is not able to estimate any of these possible amounts in 2016.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

We have the following operating lease commitments as of December 31, 2015 with the payments due by the periods indicated below.

Lease Commitments
(In thousands)
Less than 1 year	$337
1 year to 3 years	203
3 years to 5 years	11
More than 5 years	—
Total	$551

Operating lease expense was $0.6 million for the year ended December 31, 2015, and $0.6 million and $0.6 million for the same periods ended 2014 and 2013.

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

The Company has no reportable differences between segments and consolidated operations.

	December 31, 2015
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$147,832	46,648	—	194,480
Net investment income	30,206	14,063	1,513	45,782
Realized investment gains (losses), net	(3,873)	(1,586)	—	(5,459)
Other income	1,008	86	371	1,465
Total revenue	175,173	59,211	1,884	236,268
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	55,912	22,967	—	78,879
Increase in future policy benefit reserves	73,968	3,961	—	77,929
Policyholders' dividends	10,695	52	—	10,747
Total insurance benefits paid or provided	140,575	26,980	—	167,555
Commissions	28,336	15,289	—	43,625
Other general expenses	16,345	13,349	3,449	33,143
Capitalization of deferred policy acquisition costs	(25,268)	(5,836)	—	(31,104)
Amortization of deferred policy acquisition costs	19,964	3,375	—	23,339
Amortization of cost of customer relationships acquired	641	1,676	—	2,317
Total benefits and expenses	180,593	54,833	3,449	238,875
Income (loss) before income tax expense	$(5,420)	4,378	(1,565)	(2,607)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2014
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$142,358	46,174	—	188,532
Net investment income	26,454	13,234	1,374	41,062
Realized investment losses, net	(182)	116	47	(19)
Other income	504	29	117	650
Total revenue	169,134	59,553	1,538	230,225
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	46,021	22,248	—	68,269
Increase in future policy benefit reserves	77,707	5,140	—	82,847
Policyholders' dividends	10,045	57	—	10,102
Total insurance benefits paid or provided	133,773	27,445	—	161,218
Commissions	28,863	15,158	—	44,021
Other general expenses	19,274	15,036	2,281	36,591
Capitalization of deferred policy acquisition costs	(26,242)	(5,829)	—	(32,071)
Amortization of deferred policy acquisition costs	17,759	3,305	—	21,064
Amortization of cost of customer relationships acquired	614	1,568	—	2,182
Total benefits and expenses	174,041	56,683	2,281	233,005
Income (loss) before income tax expense	$(4,907)	2,870	(743)	(2,780)

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	December 31, 2013
	Life Insurance	Home Service	Other Non-Insurance Enterprises	Consolidated
	(In thousands)
Revenues:
Premiums	$132,479	43,679	—	176,158
Net investment income	22,237	13,075	1,285	36,597
Realized investment gains (losses), net	(222)	(19)	(6)	(247)
Decrease in fair value of warrants	—	—	—	—
Other income	891	141	96	1,128
Total revenue	155,385	56,876	1,375	213,636
Benefits and expenses:
Insurance benefits paid or provided:
Claims and surrenders	42,908	21,519	—	64,427
Increase in future policy benefit reserves	71,100	3,120	—	74,220
Policyholders' dividends	9,400	70	—	9,470
Total insurance benefits paid or provided	123,408	24,709	—	148,117
Commissions	26,033	14,444	—	40,477
Other general expenses	11,326	12,739	2,525	26,590
Capitalization of deferred policy acquisition costs	(23,830)	(5,568)	—	(29,398)
Amortization of deferred policy acquisition costs	15,701	2,810	—	18,511
Amortization of cost of customer relationships acquired	693	1,715	—	2,408
Total benefits and expenses	153,331	50,849	2,525	206,705
Income (loss) before income tax expense	$2,054	6,027	(1,150)	6,931

The table below summarizes assets by segment.

	For the Years Ended December 31,
	2015	2014
	(In thousands)
Assets:
Life Insurance	$1,014,776	942,664
Home Service Insurance	389,478	395,531
Other Non-Insurance Enterprises	79,786	79,360
Total assets	$1,484,040	1,417,555

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Major categories of earned premiums are summarized as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Premium income:
Ordinary life	$187,479	181,596	169,667
Group life	207	261	16
Accident and health	1,599	1,557	1,529
Property	5,195	5,118	4,946
Total premium income	$194,480	188,532	176,158

Geographic Information

The following table sets forth the Company's annual total of earned premiums from geographic area for the years indicated:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Area:
United States	$54,753	54,464	52,625
Venezuela	31,948	31,175	28,329
Colombia	27,589	27,472	24,734
Taiwan	18,031	16,686	15,684
Ecuador	15,527	15,364	14,969
Argentina	9,714	8,979	9,343
Other foreign countries	39,775	37,298	33,702
Net reinsurance	(2,857)	(2,906)	(3,228)
Total	$194,480	188,532	176,158

Note 9: Income Taxes

Our federal income tax expense (benefit) was $1.0 million, $3.7 million and $2.1 million in 2015, 2014 and 2013, respectively.  This represents effective tax rates of (37.3)%, (134.0)% and 30.8%, respectively. The 2014 impact is the result of costs to remediate the tax compliance issue we identified in early 2015 which impacted the 2014 effective tax rate negatively by approximately $3.5 million due to approximately $10.0 million of these costs not being deductible for tax. Additionally, after further refinement of these amounts in 2015 plus the effects of toll charges for the IRC Section 72(s) tax compliance issue identified in the second quarter of 2015, an additional $3.3 million of nondeductible toll charges were recorded in 2015, which negatively impacted the current year tax rate by $1.2 million. The Company previously had a valuation allowance related to OTTI write downs on stocks and stock mutual funds in 2008. Due to the sale of these mutual funds in 2009 and 2010, the valuation allowance was released in its entirety in 2009 and 2010. Part of this valuation allowance was released to other comprehensive income ("OCI") in 2009 due to the increase in fair value of mutual funds and stocks still owned. As the stocks and mutual funds have been disposed of since 2009, this valuation allowance has been released as reductions of tax expense. During 2015, 2014 and 2013, $42,000, and $21,000 and $20,000 has been released as a reduction of tax expense, respectively. The entire valuation allowance has now been released.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The table below summarizes the changes in the valuation allowance.

	Deferred Tax Liability	Other Comprehensive Income	Goodwill	Income Tax Expense (Benefit)
	(In thousands)
Balance at December 31, 2012	$—	(83)	1,058	(975)
Release of valuation allowance in 2013	—	20	—	(20)
Balance at December 31, 2013	—	(63)	1,058	(995)
Release of valuation allowance in 2014	—	21	—	(21)
Balance at December 31, 2014	—	(42)	1,058	(1,016)
Release of valuation allowance in 2015	—	42	—	(42)
Balance at December 31, 2015	$—	—	1,058	(1,058)

A reconciliation of federal income tax expense computed by applying the federal income tax rate of 35% in 2015, 2014 and 2013 to income (loss) before federal income tax expense is as follows:

	Years Ended December 31,
	2015		2014		2013

	Amount	%	Amount	%	Amount	%
	(In thousands)
Expected tax expense (benefit)	$(912)	35.0%	$(973)	35.0%	$2,426	35.0%
Release of valuation allowance previously held in other comprehensive income	(42)	1.6	(21)	0.8	(20)	(0.3)
Taxable intercompany stock sales	—	—	—	—	143	2.1
Tax-exempt interest and dividends-received deduction	(746)	28.6	(862)	31.0	(397)	(5.7)
Adjustment of prior year taxes	(317)	12.2	1	—	60	0.9
Effect of graduated rates	(71)	2.7	(89)	3.2	(100)	(1.4)
Effect of uncertain tax position	1,890	(72.5)	2,136	(76.8)	—	—
Nondeductible costs to remediate tax compliance issue	1,152	(44.2)	3,514	(126.4)	—	—
Other	18	(0.7)	19	(0.8)	26	0.2
Total income tax expense (benefit)	$972	(37.3)%	$3,725	(134.0)%	$2,138	30.8%

Income tax expense (benefit) consists of:

	Years Ended December 31,
	2015	2014	2013

	(In thousands)
Current	$(3,071)	82,900	5,871
Deferred	4,043	(79,175)	(3,733)
Total income tax expense (benefit)	$972	3,725	2,138

Deferred tax expense is comprised of $4.1 million deferred tax expense less $42,000 tax benefit released from OCI.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The components of deferred federal income taxes are as follows:

	Years Ended December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Future policy benefit reserves	$118,697	123,058
Net operating and capital loss carryforwards	583	16
Accrued policyholder dividends and expenses	71	1,349
Investments	3,848	1,047
State income tax credits	123	125
Other	22	389
Total gross deferred tax assets	123,344	125,984
Valuation allowance	—	—
Total gross deferred tax assets net of valuation allowance	123,344	125,984
Deferred tax liabilities:
Deferred policy acquisition costs, cost of customer relationships acquired and intangible assets	(46,001)	(45,398)
Unrealized gains on investments available-for-sale	(7,428)	(14,123)
Accrued policyholder dividends	(984)	—
Other	(167)	(194)
Total gross deferred tax liabilities	(54,580)	(59,715)
Net deferred tax asset	$68,764	66,269

A summary of the changes in the components of deferred federal and state income taxes is as follows:

	At December 31,
	2015	2014
	(In thousands)
Deferred federal and state income taxes:
Balance January 1,	$66,269	(1,704)
Deferred tax (expense) benefit	(4,085)	79,154
Acquisition of MGLIC	—	(909)
Investments available-for-sale	6,695	(10,382)
Effects of unrealized gains on DAC, CCRA and reserves	(115)	110
Balance December 31,	$68,764	66,269

The Company and our subsidiaries had no net operating losses at December 31, 2015.   At December 31, 2015 and 2014, we determined that as a result of our historical income, projected future income, tax planning strategies, and the nature of the items from which the deferred tax assets are derived, other than assets for which OTTI was recorded, it was more likely than not that the deferred tax assets would be realized. The Company has sufficient unrealized gains in its available-for-sale portfolio so as not to need a valuation allowance for OTTI write downs.

The Company and our subsidiaries had approximately $1.7 million of capital loss carry-forwards at December 31, 2015 which expire, if unused in, 2020.

At December 31, 2015, the Company had accumulated approximately $3.3 million in our "policyholders' surplus account."  This is a special memorandum tax account into which certain amounts not previously taxed, under prior tax

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

laws, were accumulated.  No new additions are expected to be made to this account.  Federal income taxes will become payable thereon at the then current tax rate (a) when and if distributions to shareholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income; or (b) when a company ceases to be a life insurance company as defined by the Internal Revenue Code and such termination is not due to another life insurance company acquiring its assets in a nontaxable transaction.  We do not anticipate any transactions that would cause any part of this amount to become taxable.  However, should the balance at December 31, 2015 become taxable, the tax computed at present rates would be approximately $1.2 million.

The Company recognizes only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

A reconciliation of unrecognized tax benefits is as follows:

	At December 31,
	2015	2014
	(In thousands)

Balance at January 1,	$81,459	1,539
Additions based on tax positions related to the current year	3,608	10,132
Additions for tax positions of prior years	1,570	71,327
Reductions for tax positions of prior years	(8,558)	(1,539)
Balance December 31,	$78,079	81,459

This unrecognized tax benefit is reported net in current federal income tax payable in the Consolidated Statement of Financial Position.

None of the Company’s unrecognized tax benefits at December 31, 2015 would affect the effective tax rate if recognized. There is a reasonable possibility that the unrecognized tax benefit relative to reserve deductions will decrease by $78.1 million within the next twelve months based upon the filing of an accounting method change in 2016.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.  The Company has recorded a material interest expense uncertainty of $3.5 million, net of tax, with respect to an unrecognized tax benefit as of December 31, 2015.

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

The Company and our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various U.S. states.  Most of our subsidiaries are not subject to examination by U.S. tax authorities for years prior to 2012.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Note 10: Other Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss) are reported net of the effects of income taxes of 35% in 2015, 2014 and 2013, as indicated below.

	Amount	Tax Effect	Amount
	(In thousands)
Year ended December 31, 2015
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(24,545)	8,591	(15,954)
Reclassification adjustment for (gains) losses included in net income	5,415	(1,895)	3,520
Effects on DAC and CCRA	328	(115)	213
Change in tax valuation allowance	—	(42)	(42)
Other comprehensive income (loss)	$(18,802)	6,539	(12,263)
Year ended December 31, 2014
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$29,643	(10,375)	19,268
Reclassification adjustment for (gains) losses included in net income	20	(7)	13
Effects on DAC and CCRA	(315)	110	(205)
Change in tax valuation allowance	—	(21)	(21)
Other comprehensive income	$29,348	(10,293)	19,055
Year ended December 31, 2013
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(35,318)	12,361	(22,957)
Reclassification adjustment for (gains) losses included in net income	227	(79)	148
Effects on DAC and CCRA	1,135	(398)	737
Change in tax valuation allowance	—	(20)	(20)
Other comprehensive income	$(33,956)	11,864	(22,092)

Note 11: Benefit Plans

The Company sponsors a defined contribution profit-sharing plan.  Employees with one year of service can participate.  Contributions are made at the discretion of the Board of Directors and are subject to a tiered vesting schedule.  There were no employer contributions to the plan in 2015, $1.0 million, in 2014 and $0.6 million in 2013, respectively.  The plan does not permit employee contributions.

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

Note 12: Related Party Transactions

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

Citizens, Inc. purchased Class A common shares during 2014 that were held by a subsidiary at market value as of the transaction date, which approximated $0.4 million.  This transaction was eliminated for financial reporting purposes in accordance with consolidation accounting, but generated a tax expense for the year ended December 31, 2014 totaling approximately $0.1 million.

In 2015, SPLIC paid a dividend to CICA in the amount of $1.8 million.

Note 13: Quarterly Financial Information (Unaudited)

The following table contains selected unaudited financial data for each quarter.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)
2015
Revenues	$62,205	58,124	60,079	55,860
Benefits and expenses	64,185	58,263	60,917	55,510
Federal income tax expense	213	(242)	1,076	(75)
Net income (loss)	(2,193)	103	(1,914)	425
Net income (loss) available to common shareholders	(2,193)	103	(1,914)	425
Basic earnings (losses) per share of Class A common stock	(0.04)	—	(0.04)	0.01
Basic earnings (losses) per share of Class B common stock	(0.02)	—	(0.02)	—
Diluted earnings (losses) per share of Class A common stock	(0.04)	—	(0.04)	0.01
Diluted earnings (losses) per share of Class B common stock	(0.02)	—	(0.02)	—

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share amounts)
2014
Revenues	$63,461	57,230	56,502	53,032
Benefits and expenses	72,716	53,954	54,994	51,341
Federal income tax expense	1,921	952	358	494
Net income	(11,176)	2,324	1,150	1,197
Net income available to common shareholders	(11,176)	2,324	1,150	1,197
Basic earnings per share of Class A common stock	(0.22)	0.04	0.03	0.02
Basic earnings per share of Class B common stock	(0.12)	0.03	0.01	0.01
Diluted earnings per share of Class A common stock	(0.22)	0.04	0.03	0.02
Diluted earnings per share of Class B common stock	(0.12)	0.03	0.01	0.01

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

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Balance Sheets

	At December 31,
	2015	2014
	(In thousands)
Assets
Investment in subsidiaries (1)	$166,535	184,236
Fixed maturities available-for-sale, at fair value	54,208	53,356
Fixed maturities held-to-maturity, at amortized cost	364	370
Equity securities available-for-sale, at fair value	979	1,077
Mortgage loans on real estate	341	347
Real estate and other long-term investments	6,021	6,145
Cash	15,756	14,816
Accrued investment income	791	778
Accounts receivable from subsidiaries (1)	2,958	2,178
Other assets	179	332
Total assets	$248,132	263,635
Liabilities and Stockholders' Equity
Liabilities:
Accrued expense and other liabilities	$5,615	5,276
Total liabilities	$5,615	5,276
Stockholders' equity:
Common stock:
Class A	$259,383	259,383
Class B	3,184	3,184
Accumulated retained deficit	(22,626)	(19,047)
Unrealized investment gains on securities held by parent and subsidiaries, net of tax	13,587	25,850
Treasury stock	(11,011)	(11,011)
Total stockholders' equity	242,517	258,359
Total liabilities and stockholders' equity	$248,132	263,635

(1) Eliminated in consolidation.

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Operations

	Years Ended December 31,
	2015	2014	2013

	(In thousands)
Revenues:
Management service fees (1)	$31,328	27,497	27,711
Investment income	1,499	1,361	1,268
Other	58	1	2
Realized investment gains (losses), net	—	46	(10)
Total revenues	32,885	28,905	28,971
Expenses:
General	29,465	25,572	25,900
Taxes, licenses and fees	918	902	942
Federal income tax expense	523	558	498
Total expenses	30,906	27,032	27,340
Income before equity in income of consolidated subsidiaries	1,979	1,873	1,631
Equity in income (loss) of consolidated subsidiaries	(5,558)	(8,378)	3,162
Net income (loss)	$(3,579)	(6,505)	4,793

(1) Eliminated in consolidation.

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule II, Continued Condensed Financial Information of Registrant CITIZENS, INC. (Parent Company) Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(3,579)	(6,505)	4,793
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains), net	—	(46)	10
Equity in loss (income) of consolidated subsidiaries	5,558	8,378	(3,162)
Accrued expenses and other liabilities	339	(29)	(383)
Amortization of premiums and discounts on investments	984	789	696
Depreciation	155	169	229
Accrued investment income	(14)	(148)	(32)
Decrease (increase) in receivable from subsidiaries and other assets	(627)	69	159
Other, net	110	(471)	418
Net cash provided by operating activities	2,926	2,206	2,728
Cash flows from investing activities:
Purchase of fixed maturities, held-to-maturity	—	—	(232)
Purchase of fixed maturities, available-for-sale	(4,559)	(11,949)	(2,630)
Maturities of fixed maturities, available-for-sale	2,645	2,271	1,000
Sale of real estate and other long-term investments	16	—	128
Purchase of other long-term investments and property and equipment	(88)	—	(5)
Net cash used by investment activities	(1,986)	(9,678)	(1,739)
Cash flows from financing activities:
Dividend from subsidiary	—	5,250	—
Purchase of the Company's stock from affiliates	—	—	(440)
Net cash provided by (used in) financing activities	—	5,250	(440)
Net increase (decrease) in cash	940	(2,222)	549
Cash at beginning of year	14,816	17,038	16,489
Cash at end of year	$15,756	14,816	17,038

See accompanying report of independent registered public accounting firm.

CITIZENS, INC. AND CONSOLIDATED SUBSIDIARIES
Financial Schedules

Schedule III Supplementary Insurance Information

	At December 31,
	2015	2014
	(In thousands)
Deferred policy acquisition cost:
Life Insurance	$132,059	126,756
Home Service Insurance	33,303	30,712
Other Non-Insurance Enterprises	—	—
Total consolidated deferred policy acquisition costs	$165,362	157,468
Future policy benefit reserves and policy claims payable:
Life Insurance	$806,973	730,318
Home Service Insurance	264,703	260,334
Other Non-Insurance Enterprises	—	—
Total consolidated future policy benefit reserves and policy claims payable	$1,071,676	990,652
Unearned premiums:
Life Insurance	$959	2,195
Home Service Insurance	247	247
Other Non-Insurance Enterprises	—	—
Total consolidated unearned premiums	$1,206	2,442
Other policy claims and benefits payable:
Life Insurance	$66,222	58,823
Home Service Insurance	1,775	1,972
Other Non-Insurance Enterprises	—	—
Total consolidated other policy claims and benefits payable	$67,997	60,795

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

Schedule IV Reinsurance

	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	% of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2015
Life insurance in force	$4,958,369	516,933	36,766	4,478,202	0.8%
Premiums:
Life insurance	189,644	2,311	353	187,686
Accident and health insurance	1,625	26		1,599
Property insurance	6,068	873		5,195
Total premiums	$197,337	3,210	353	194,480	0.2%
Year ended December 31, 2014
Life insurance in force	$4,910,662	516,643	268,641	4,662,660	5.8%
Premiums:
Life insurance	183,764	2,328	421	181,857
Accident and health insurance	1,589	32	—	1,557
Property insurance	6,085	967	—	5,118
Total premiums	$191,438	3,327	421	188,532	0.2%
Year ended December 31, 2013
Life insurance in force	$4,731,606	467,491	352,013	4,616,128	7.6%
Premiums:
Life insurance	171,752	2,257	188	169,683
Accident and health insurance	1,581	52	—	1,529
Property insurance	6,053	1,107	—	4,946
Total premiums	$179,386	3,416	188	176,158	0.1%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CITIZENS, INC.

Date:	March 24, 2016	By:	/s/ Rick D. Riley
Rick D. Riley, Chairman and Chief Executive Officer

		By:	/s/ David S. Jorgensen
David S. Jorgensen, Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Geoffrey M. Kolander, as his or her attorney-in-fact and agent, with full power of substitution, for him or her in any and all capacities, hereby giving and granting to said attorney-in-fact and agent full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises as fully, to all intents and purposes, as he might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorney-in-fact and agent may or shall lawfully do, or cause to be done, in connection with the proposed filing by Citizens, Inc., with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, as amended, of an annual report on Form 10-K for the fiscal year ended December 31, 2015, including but not limited to, such full power and authority to do the following:  (i) execute and file such annual report; (ii) execute and file any amendment or amendments thereto; (iii) receive and respond to comments from the Securities and Exchange Commission related in any way to such annual report or any amendment or amendments thereto; and (iv) execute and deliver any and all certificates, instruments or other documents related to the matters enumerated above, as the attorney-in-fact in his sole discretion deems appropriate.

Dated:  March 24, 2016

/s/ Harold E. Riley	/s/ Rick D. Riley
Harold E. Riley, Chairman Emeritus	Rick D. Riley, Chairman, Chief Executive Officer

/s/ E. Dean Gage	/s/ Robert B. Sloan, Jr.
Dr. E. Dean Gage, Director	Dr. Robert B. Sloan, Jr., Director

/s/ Terry S. Maness	/s/ Grant G. Teaff
Dr. Terry S. Maness, Director	Grant G. Teaff, Director

/s/ Dottie S. Riley	/s/ Timothy T. Timmerman
Dottie S. Riley, Director	Timothy T. Timmerman, Director

/s/ Steven F. Shelton
Steven F. Shelton, Director

EXHIBITS

Exhibit No.	The following exhibits are filed herewith:

3.1	Restated and Amended Articles of Incorporation (a)

3.2	Amended and Restated Bylaws dated March 1, 2013 (b)

4.1	Amendment to State Series A-1 and A-2 Senior Convertible Preferred Stock (c)

11	Statement re: Computation of per share earnings (see financial statements)

21	Subsidiaries of the Registrant*

23	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP*

24	Power of Attorney (d)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

(a)	Filed on March 15, 2004 with the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 2003 as Exhibit 3.1, and incorporated herein by reference.

(b)	Filed on March 12, 3013 with the Registrants' Annual Report on Form 10-K for the Year Ended December 31, 2012 as Exhibit 3.2 and incorporated herein by reference.

(c)	Filed on July 15, 2004, with the Registrant's Current Report on Form 8-K as Exhibit 4.1, and incorporated herein by reference.

(d)	The Power of Attorney is incorporated in the signature page enclosed herein.